Form 10-K
period 2007-12-31
M&T BANK CORP
filed 2008-02-21
CIK 36270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2007: $7,204,996,501.

Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on January 31, 2008: 109,999,781 shares.

Documents Incorporated By Reference:

(1) Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders of M&T Bank Corporation in Parts II and III.

M&T BANK CORPORATION

Form 10-K for the year ended December 31, 2007

CROSS-REFERENCE SHEET

		Form 10-K
		Page

PART I
Item 1. Business		4
Statistical disclosure pursuant to Guide 3
I.	Distribution of assets, liabilities, and stockholders’ equity; interest rates and interest differential
	A. Average balance sheets	39
	B. Interest income/expense and resulting yield or rate on average interest-earning assets (including non-accrual loans) and interest-bearing liabilities	39
	C. Rate/volume variances	21
II.	Investment portfolio
	A. Year-end balances	19
	B. Maturity schedule and weighted average yield	69
	C. Aggregate carrying value of securities that exceed ten percent of stockholders’ equity	98
III.	Loan portfolio
	A. Year-end balances	19, 101
	B. Maturities and sensitivities to changes in interest rates	67
	C. Risk elements
	Nonaccrual, past due and renegotiated loans	52
	Actual and pro forma interest on certain loans	101-102
	Nonaccrual policy	93
	Loan concentrations	57
IV.	Summary of loan loss experience
	A. Analysis of the allowance for loan losses	51
	Factors influencing management’s judgment concerning the adequacy of the allowance and provision	50-57, 93
	B. Allocation of the allowance for loan losses	56
V.	Deposits
	A. Average balances and rates	39
	B. Maturity schedule of domestic time deposits with balances of $100,000 or more	70
VI.	Return on equity and assets	21, 32, 73
VII.	Short-term borrowings	108
Item 1A. Risk Factors		21-23
Item 1B. Unresolved Staff Comments		23
Item 2. Properties		23-24, 104
Item 3. Legal Proceedings		24
Item 4. Submission of Matters to a Vote of Security Holders		24
Executive Officers of the Registrant		24-26

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities		26-29
	A. Principal market	26
	Market prices	83
	B. Approximate number of holders at year-end	19

Form 10-K
Page

C. Frequency and amount of dividends declared	20-21, 83, 91
D. Restrictions on dividends	6, 13-16, 112, 136-138
E. Securities authorized for issuance under equity compensation plans	26-27
F. Performance graph	28
G. Repurchases of common stock	28-29
Item 6. Selected Financial Data	29
A. Selected consolidated year-end balances	19
B. Consolidated earnings, etc	20
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-84
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	85
Item 8. Financial Statements and Supplementary Data	85
A. Report on Internal Control Over Financial Reporting	86
B. Report of Independent Registered Public Accounting Firm	87
C. Consolidated Balance Sheet — December 31, 2007 and 2006	88
D. Consolidated Statement of Income — Years ended December 31, 2007, 2006 and 2005	89
E. Consolidated Statement of Cash Flows — Years ended December 31, 2007, 2006 and 2005	90
F. Consolidated Statement of Changes in Stockholders’ Equity — Years ended December 31, 2007, 2006 and 2005	91
G. Notes to Financial Statements	92-141
H. Quarterly Trends	83
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	142
Item 9A. Controls and Procedures.	142
A. Conclusions of principal executive officer and principal financial officer regarding disclosure controls and procedures	142
B. Management’s annual report on internal control over financial reporting	142
C. Attestation report of the registered public accounting firm	142
D. Changes in internal control over financial reporting	142
Item 9B. Other Information	142

PART III
Item 10. Directors and Executive Officers of the Registrant	142
Item 11. Executive Compensation	142
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	143
Item 13. Certain Relationships and Related Transactions	143
Item 14. Principal Accounting Fees and Services	143

PART IV
Item 15. Exhibits and Financial Statement Schedules	143
SIGNATURES	144-145
EXHIBIT INDEX	146-150
EX-12.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1.	Business.

M&T Bank Corporation (“Registrant” or “M&T”) is a New York business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and under Article III-A of the New York Banking Law (“Banking Law”). The principal executive offices of the Registrant are located at One M&T Plaza, Buffalo, New York 14203. The Registrant was incorporated in November 1969. The Registrant and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” As of December 31, 2007 the Company had consolidated total assets of $64.9 billion, deposits of $41.3 billion and stockholders’ equity of $6.5 billion. The Company had 12,422 full-time and 1,447 part-time employees as of December 31, 2007.
At December 31, 2007, the Registrant had two wholly owned bank subsidiaries: M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”). The banks collectively offer a wide range of commercial banking, trust and investment services to their customers. At December 31, 2007, M&T Bank represented 99% of consolidated assets of the Company. M&T Bank operates branch offices in New York, Maryland, Pennsylvania, Delaware, New Jersey, Virginia, West Virginia and the District of Columbia.
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

Board of Directors; Management
At December 31, 2007, AIB held approximately 24.3% of the issued and outstanding shares of M&T common stock. In defining their relationship after the acquisition, M&T and AIB negotiated certain agreements regarding share ownership and corporate governance issues such as board representation, with the number of AIB’s representatives on the M&T and M&T Bank boards of directors being dependent upon the amount of M&T common stock held by AIB. M&T has the right to one seat on the AIB board of directors until AIB no longer holds at least 15% of the outstanding shares of M&T common stock. Pursuant to the Reorganization Agreement, AIB has the right to name four members to serve on the Boards of Directors of M&T and M&T Bank, each of whom must be reasonably acceptable to M&T (collectively, the “AIB Designees”). Further, one of the AIB Designees will serve on each of the Executive Committee, Nomination, Compensation and Governance Committee, and Audit and Risk Committee (or any committee or committees performing comparable functions) of the M&T board of directors. In order to serve, the AIB Designees must meet the requisite independence and expertise requirements prescribed under applicable law or stock exchange rules. In addition, the Reorganization Agreement provides that the board of directors of M&T Bank will include four members designated by AIB, each of whom must be reasonably acceptable to M&T.

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

The AIB Designees at December 31, 2007 were Michael D. Buckley, Colm E. Doherty, Richard G. King and Eugene J. Sheehy. Mr. Buckley serves as a member of the Executive Committee and the Nomination, Compensation and Governance Committee, and Mr. King serves as a member of the Audit and Risk Committee. Robert G. Wilmers, Chairman of the Board and Chief Executive Officer of M&T, is a member of the AIB board of directors.

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

Subsidiaries
M&T Bank is a banking corporation that is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2007, M&T Bank had 704 banking offices located throughout New York State, Pennsylvania, Maryland, Delaware, New Jersey, Virginia, West Virginia and the District of Columbia, plus a branch in George Town, Cayman Islands. As of December 31, 2007, M&T Bank had consolidated total assets of $64.1 billion, deposits of $41.1 billion and stockholder’s equity of $6.8 billion. The deposit liabilities of M&T Bank are insured by the FDIC through its Deposit Insurance Fund (“DIF”) of which, at December 31, 2007, $37.4 billion were assessable. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, northern Virginia and Washington, D.C., and on small and medium-size businesses based in those areas, although residential and commercial real estate loans are originated through lending offices in 20 other states. In addition, the Company conducts lending activities in various states through other subsidiaries. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company. Effective January 1, 2007, M&T Mortgage Corporation, previously a wholly owned mortgage banking subsidiary of M&T Bank, was merged into M&T Bank.
M&T Bank, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of M&T Bank, N.A. are insured by the FDIC through the DIF. The main office of M&T Bank, N.A. is located at 48 Main Street, Oakfield, New York 14125. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, primarily through direct mail and telephone marketing techniques. As of December 31, 2007, M&T Bank, N.A. had total assets of $376 million, deposits of $229 million and stockholder’s equity of $81 million.
M&T Life Insurance Company (“M&T Life Insurance”), a wholly owned subsidiary of M&T, was incorporated as an Arizona business corporation in January 1984. M&T Life Insurance is a captive credit reinsurer which reinsures credit life and accident and health insurance purchased by the Company’s consumer loan customers. As of December 31, 2007, M&T Life Insurance had assets of $33 million and stockholder’s equity of $28 million. M&T Life Insurance recorded revenues of $2 million during 2007. Headquarters of M&T Life Insurance are located at 101 North First Avenue, Phoenix, Arizona 85003.
M&T Credit Services, LLC (“M&T Credit”), a wholly owned subsidiary of M&T Bank, is a New York limited liability company formed in June 2004, but its operations can be traced to a predecessor company that was a wholly owned subsidiary of M&T Bank formed in 1994. M&T Credit is a credit and leasing company offering consumer loans and commercial loans and leases. Its headquarters are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203, and it has offices in Delaware, Massachusetts and Pennsylvania. As of December 31, 2007, M&T Credit had assets of $4.2 billion and stockholder’s equity of $506 million. M&T Credit recorded $231 million of revenue during 2007.
M&T Insurance Agency, Inc. (“M&T Insurance Agency”), a wholly owned insurance agency subsidiary of M&T Bank, was incorporated as a New York corporation in March 1955. M&T Insurance Agency provides insurance agency services principally to the commercial market. As of December 31, 2007, M&T Insurance Agency had assets of $39 million and stockholder’s equity of $24 million. M&T

Insurance Agency recorded revenues of $21 million during 2007. The headquarters of M&T Insurance Agency are located at 285 Delaware Avenue, Buffalo, New York 14202.
M&T Investment Company of Delaware, Inc. (“M&T Investment”), is a subsidiary of M&T Bank that was formed on November 17, 2004. M&T Investment owns all of the outstanding common stock and 88% of the preferred stock of M&T Real Estate Trust. As of December 31, 2007, M&T Investment had assets and stockholder’s equity of approximately $14.7 billion. Excluding dividends from M&T Real Estate Trust, M&T Investment realized $23 million of revenue in 2007. The headquarters of M&T Investment are located at 501 Silverside Road, Wilmington, Delaware 19809.
M&T Lease, LLC (“M&T Lease”), a wholly owned subsidiary of M&T Bank, is a Delaware limited liability company formed in June 2004, but its operations can be traced to a predecessor company that was a wholly owned subsidiary of M&T Bank formed in 1994. M&T Lease is a consumer leasing company with headquarters at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2007, M&T Lease had assets of $51 million and stockholder’s equity of $44 million. M&T Lease recorded $3 million of revenue during 2007.
M&T Mortgage Reinsurance Company, Inc. (“M&T Reinsurance”), a wholly owned subsidiary of M&T Bank, was incorporated as a Vermont business corporation in July 1999. M&T Reinsurance enters into reinsurance contracts with insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with M&T Mortgage-related mortgage loans. M&T Reinsurance receives a share of the premium for those policies in exchange for accepting a portion of the insurer’s risk of borrower default. M&T Reinsurance had assets and stockholder’s equity of approximately $24 million each as of December 31, 2007, and recorded approximately $5 million of revenue during 2007. M&T Reinsurance’s principal and registered office is at 148 College Street, Burlington, Vermont 05401.
M&T Real Estate Trust (“M&T Real Estate”) is a Maryland Real Estate Investment Trust and is a subsidiary of M&T Investment. M&T Real Estate was formed through the merger of two separate subsidiaries, but traces its origin to M&T Real Estate, Inc., a New York business corporation incorporated in July 1995. M&T Real Estate engages in commercial real estate lending and provides loan servicing to M&T Bank. As of December 31, 2007, M&T Real Estate had assets of $15.0 billion, common stockholder’s equity of $14.2 billion, and preferred stockholders’ equity, consisting of 9% fixed-rate preferred stock (par value $1,000), of $1 million. All of the outstanding common stock and 88% of the preferred stock of M&T Real Estate is owned by M&T Investment. The remaining 12% of M&T Real Estate’s outstanding preferred stock is owned by officers or former officers of the Company. M&T Real Estate recorded $965 million of revenue in 2007. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.
M&T Realty Capital Corporation (“M&T Realty Capital”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation in October 1973. M&T Realty Capital engages in multi-family commercial real estate lending and provides loan servicing to purchasers of the loans it originates. As of December 31, 2007 M&T Realty Capital serviced $5.3 billion of commercial mortgage loans for non-affiliates and had assets of $145 million and stockholder’s equity of $42 million. M&T Realty Capital recorded revenues of $31 million in 2007. The headquarters of M&T Realty Capital are located at 25 South Charles Street, Baltimore, Maryland 21202.
M&T Securities, Inc. (“M&T Securities”) is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, and as an investment advisor under the Investment Advisors Act of 1940, as amended. M&T Securities is licensed as a life insurance agent in each state where M&T Bank operates branch offices and in a number of other states. It provides securities brokerage, investment advisory and insurance services. As of December 31, 2007, M&T Securities had assets of $40 million and stockholder’s equity of $27 million. M&T Securities recorded $88 million of revenue during 2007. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14203.
M&T Auto Receivables I, LLC (“M&T Auto Receivables”), a wholly owned subsidiary of M&T Bank, was formed as a Delaware limited liability company in May 2002. M&T Auto Receivables is a special purpose entity whose activities are generally restricted to purchasing and owning automobile loans for the purpose of securing a revolving asset-backed structured borrowing. M&T Auto Receivables had assets of $557 million and stockholder’s equity of $51 million as of December 31, 2007, and recorded approximately $23 million of revenue during 2007. M&T Auto Receivables’ registered office is at 1209 Orange Street, Wilmington, Delaware 19801.
MTB Investment Advisors, Inc. (“MTB Investment Advisors”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation on June 30, 1995. MTB Investment Advisors serves as investment advisor to the MTB Group of Funds, a family of proprietary mutual funds, and institutional clients. As of December 31, 2007, MTB Investment Advisors had assets of $32 million and stockholder’s equity of $28 million. MTB Investment Advisors recorded revenues of $47 million in 2007. The headquarters of MTB Investment Advisors are located at 100 East Pratt Street, Baltimore, Maryland 21202.
The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries did not represent, individually and collectively, a significant portion of the Company’s consolidated assets, net income and stockholders’ equity at December 31, 2007.

Segment Information, Principal Products/Services and Foreign Operations
Information about the Registrant’s business segments is included in note 21 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” and is further discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Registrant’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The reportable segments are Business Banking, Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking. The Company’s international activities are discussed in note 16 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
The only activity that, as a class, contributed 10% or more of the sum of consolidated interest income and other income in any of the last three years was lending transactions. The amount of income from such sources during those years is set forth on the Company’s Consolidated Statement of Income filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

Financial Services Modernization
Under the BHCA, bank holding companies are permitted to offer their customers virtually any type of financial service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking.
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
The financial activities authorized by the BHCA may also be engaged in by a “financial subsidiary” of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for these financial activities to be engaged in by a financial subsidiary of a national or state bank, federal law requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements. M&T Bank and M&T Bank, N.A. currently satisfy the qualifications for engaging in financial activities through financial subsidiaries, but neither has elected to do so to date. Current federal law also establishes a system of functional regulation under which the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities, and state insurance regulators will regulate their insurance activities. Rules developed by the federal financial institutions regulators under these laws require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent the disclosure of certain personal information to nonaffiliated third parties.

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

The BHCA generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Federal Deposit Insurance Act (“FDI Act”) also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and permits banks to establish and operate de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by these laws must be adequately capitalized and managed.
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

Supervision and Regulation of Bank Subsidiaries
The Registrant’s bank subsidiaries are subject to supervision and regulation, and are examined regularly, by various bank regulatory agencies: M&T Bank by the Federal Reserve Board and the Banking Superintendent; and M&T Bank, N.A. by the Comptroller of the Currency (“OCC”). The Registrant and its direct non-banking subsidiaries are affiliates, within the meaning of the Federal Reserve Act, of the Registrant’s subsidiary banks and their subsidiaries. As a result, the Registrant’s subsidiary banks and their subsidiaries are subject to restrictions on loans or extensions of credit to, purchases of assets from, investments in, and transactions with the Registrant and its direct non-banking subsidiaries and on certain other transactions with them or involving their securities. Similar restrictions are imposed on the Registrant’s subsidiary banks making loans or extending credit to, purchasing assets from, investing in, or entering into transactions with, their financial subsidiaries.
Under the “cross-guarantee” provisions of the FDI Act, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Thus, any insured depository institution subsidiary of M&T could incur liability to the FDIC in the event of a default of another insured depository institution owned or controlled by M&T. The FDIC’s claim under the cross-guarantee provisions is superior to claims of stockholders of the insured depository institution or its holding company and to most claims arising out of obligations or liabilities owed to affiliates of the institution, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the DIF.

Dividends from Bank Subsidiaries
The Registrant is a legal entity separate and distinct from its banking and other subsidiaries. The majority of the Registrant’s revenue is from dividends paid to the Registrant by its subsidiary banks. M&T Bank and M&T Bank, N.A. are subject, under one or more of the banking laws, to restrictions on the amount of dividend declarations. Future dividend payments to the Registrant by its subsidiary banks will be dependent on a number of factors, including the earnings and financial condition of each such bank, and are subject to the limitations referred to in note 22 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data,” and to other statutory powers of bank regulatory agencies.
An insured depository institution is prohibited from making any capital distribution to its owner, including any dividend, if, after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure, including the risk-based capital adequacy and leverage standards discussed herein.

Supervision and Regulation of M&T Bank’s Subsidiaries
M&T Bank has a number of subsidiaries. These subsidiaries are subject to the laws and regulations of both the federal government and the various states in which they conduct business. For example, M&T Securities is regulated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority and state securities regulators.

Capital Adequacy
The Federal Reserve Board, the FDIC and the OCC have adopted risk-based capital adequacy guidelines for bank holding companies and banks under their supervision. Under these guidelines, the so-called “Tier 1 capital” and “Total capital” as a percentage of risk-weighted assets and certain off-balance sheet instruments must be at least 4% and 8%, respectively.
The Federal Reserve Board, the FDIC and the OCC have also imposed a leverage standard to supplement their risk-based ratios. This leverage standard focuses on a banking institution’s ratio of Tier 1 capital to average total assets, adjusted for goodwill and certain other items. Under these guidelines, banking institutions that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%. Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth are expected to maintain a Tier 1 capital to total adjusted average assets ratio equal to at least 4% to 5%. As reflected in the table in note 22 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data,” the risk-based capital ratios and leverage ratios of the Registrant, M&T Bank and M&T Bank, N.A. as of December 31, 2007 exceeded the required capital ratios for classification as “well capitalized,” the highest classification under the regulatory capital guidelines.
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
The federal banking agencies are required to take “prompt corrective action” in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier, or that of its bank holding company, depends upon where its capital levels are in relation to various relevant capital measures, including a risk-based capital measure and a leverage ratio capital measure, and certain other factors.
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
Depository institutions that are not “well capitalized” or “adequately capitalized” and have not received a waiver from the FDIC are prohibited from accepting or renewing brokered deposits. As of December 31, 2007, M&T Bank had approximately $1.9 billion of brokered deposits, while M&T Bank, N.A. did not have any brokered deposits at that date.
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

FDIC Deposit Insurance Assessments
As institutions with deposits insured by the FDIC, M&T Bank and M&T Bank, N.A. are subject to FDIC deposit insurance assessments. Under the provisions of the FDI Act, the regular insurance assessments to be paid by insured institutions are specified in schedules issued by the FDIC that specify a target reserve ratio designed to maintain that ratio between 1.15% and 1.50% of estimated insured deposits.
Under the FDI Act, the FDIC imposed deposit insurance assessments based on one of four assessment categories depending on the institution’s capital classification under the prompt corrective action provisions described above, and an institution’s long-term debt issuer ratings. Effective January 1, 2007, the adjusted assessment rates for insured institutions under the modified system range from .05% to .43% depending upon the assessment category into which the insured institution is placed. The annual assessment rates for M&T Bank and M&T Bank N.A. during 2007 were approximately .05%.
The FDI Act also allows for a one-time assessment credit for eligible insured depository institutions (those institutions that were in existence on December 31, 1996 and paid a deposit insurance assessment prior to that date, or are a successor to any such institution). The credit is determined based on the assessment base of the institution as of December 31, 1996 as compared with the combined aggregate assessment base of all eligible institutions as of that date. The credit may be used to offset up to 100% of the 2007 DIF assessment, and if not completely used in 2007, may be applied to not more than 90% of each of the aggregate 2008, 2009 and 2010 DIF assessments. M&T Bank and M&T Bank, N.A. offset 100% of their DIF assessments with available one-time assessment credits during 2007. For the first nine months of 2007, credits utilized to offset amounts assessed for M&T Bank and M&T Bank, N.A. totaled $14 million and $108 thousand, respectively. Fourth quarter 2007 assessments for M&T Bank and M&T Bank, N.A., which will be assessed in March 2008 and will also be completely offset by available credits, are estimated to be approximately $5 million and $30 thousand, respectively.
The current insurance assessment system is not expected to have a significant adverse impact on the results of operations and capital of M&T Bank or M&T Bank, N.A. in 2008, as available credits will offset 90% of such assessments. However, any significant increases in assessment rates or additional special assessments by the FDIC could have an adverse impact on the results of operations and capital of M&T Bank or M&T Bank, N.A. As of December 31, 2007, available credits for M&T Bank are expected to be fully utilized by mid-2009.
In addition to insurance fund assessments, the FDIC assesses deposits to fund the repayment of debt obligations of the Financing Corporation (“FICO”). FICO is a government agency-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The current annualized rate established by the FDIC is 1.14 basis points (hundredths of one percent).

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

Regulatory Impact of M&T’s Relationship With AIB
As described above under the caption “Relationship With Allied Irish Banks, p.l.c.,” AIB owns approximately 24.3% of the issued and outstanding shares of M&T common stock and has representation on the M&T and M&T Bank boards of directors. As a result, AIB has become M&T’s bank holding company under the BHCA and the Banking Law and AIB’s relationship with M&T is subject to the statutes and regulations governing bank holding companies described above. Among other things, AIB will have to join M&T in applications by M&T for acquisitions and new activities. The Reorganization Agreement requires AIB to join in such applications at M&T’s request, subject to certain limitations. In addition, because AIB is regulated by the Central Bank of Ireland (“CBI”), the CBI may assert jurisdiction over M&T as a company controlled by AIB. Additional discussion of the regulatory implications of the Allfirst acquisition for M&T is set forth above under the caption “Certain Post-Closing Bank Regulatory Matters.”

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

Other Information
Through a link on the Investor Relations section of M&T’s website at www.mtb.com, copies of M&T’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available, free of charge, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission. Copies of such reports and other information are also available at no charge to any person who requests them or at www.sec.gov. Such requests may be directed to M&T Bank Corporation, Shareholder Relations Department, One M&T Plaza, 13th Floor, Buffalo, NY 14203-2399 (Telephone: (716) 842-5445).

Corporate Governance
M&T’s Corporate Governance Standards and the following corporate governance documents are also available on M&T’s website at the Investor Relations link: Disclosure Policy; Executive Committee Charter; Nomination, Compensation and Governance Committee Charter; Audit and Risk Committee Charter; Financial Reporting and Disclosure Controls and Procedures Policy; Code of Ethics for CEO and Senior Financial Officers; Code of Business Conduct and Ethics; and Employee Complaint Procedures for Accounting and Auditing Matters. Copies of such governance documents are also available, free of charge, to any person who requests them. Such requests may be directed to M&T Bank Corporation, Shareholder Relations Department, One M&T Plaza, 13th Floor, Buffalo, NY 14203-2399 (Telephone: (716) 842-5445).

Statistical Disclosure Pursuant to Guide 3
See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K. Additional information is included in the following tables.

Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES

	2007	2006	2005	2004	2003
	(In thousands)

Interest-bearing deposits at banks	$18,431	$6,639	$8,408	$10,242	$13,194
Federal funds sold	48,038	19,458	11,220	28,150	21,220
Resell agreements	—	100,000	—	1,026	1,068
Trading account	281,244	136,752	191,617	159,946	214,833
Investment securities
U.S. Treasury and federal agencies	3,540,641	2,381,584	3,016,374	3,965,110	3,398,547
Obligations of states and political subdivisions	153,231	130,207	181,938	204,792	249,193
Other	5,268,126	4,739,807	5,201,852	4,304,717	3,611,410

Total investment securities	8,961,998	7,251,598	8,400,164	8,474,619	7,259,150
Loans and leases
Commercial, financial, leasing, etc.	13,387,026	11,896,556	11,105,827	10,169,695	9,406,399
Real estate — construction	4,190,068	3,453,981	2,335,498	1,797,106	1,537,880
Real estate — mortgage	19,468,449	17,940,083	16,636,557	15,538,227	13,932,731
Consumer	11,306,719	9,916,334	10,475,809	11,139,594	11,160,588

Total loans and leases	48,352,262	43,206,954	40,553,691	38,644,622	36,037,598
Unearned discount	(330,700)	(259,657)	(223,046)	(246,145)	(265,163)
Allowance for credit losses	(759,439)	(649,948)	(637,663)	(626,864)	(614,058)

Loans and leases, net	47,262,123	42,297,349	39,692,982	37,771,613	35,158,377
Goodwill	3,196,433	2,908,849	2,904,081	2,904,081	2,904,081
Core deposit and other intangible assets	248,556	250,233	108,260	165,507	240,830
Real estate and other assets owned	40,175	12,141	9,486	12,504	19,629
Total assets	64,875,639	57,064,905	55,146,406	52,938,721	49,826,081
Noninterest-bearing deposits	8,131,662	7,879,977	8,141,928	8,417,365	8,411,296
NOW accounts	1,190,161	940,439	901,938	828,999	1,738,427
Savings deposits	15,419,357	14,169,790	13,839,150	14,721,663	14,118,521
Time deposits	10,668,581	11,490,629	11,407,626	7,228,514	6,637,249
Deposits at foreign office	5,856,427	5,429,668	2,809,532	4,232,932	2,209,451

Total deposits	41,266,188	39,910,503	37,100,174	35,429,473	33,114,944
Short-term borrowings	5,821,897	3,094,214	5,152,872	4,703,664	4,442,246
Long-term borrowings	10,317,945	6,890,741	6,196,994	6,348,559	5,535,425
Total liabilities	58,390,383	50,783,810	49,270,020	47,209,107	44,108,871
Stockholders’ equity	6,485,256	6,281,095	5,876,386	5,729,614	5,717,210

Table 2

STOCKHOLDERS, EMPLOYEES AND OFFICES

Number at Year-End	2007	2006	2005	2004	2003

Stockholders	11,611	10,084	10,437	10,857	11,258
Employees	13,869	13,352	13,525	13,371	14,000
Offices	760	736	724	713	735

Table 3

CONSOLIDATED EARNINGS

	2007	2006	2005	2004	2003
	(In thousands)

Interest income
Loans and leases, including fees	$3,155,967	$2,927,411	$2,420,660	$1,974,469	$1,897,701
Deposits at banks	300	372	169	65	147
Federal funds sold	857	1,670	807	123	122
Resell agreements	22,978	3,927	1	11	1,753
Trading account	744	2,446	1,544	375	592
Investment securities
Fully taxable	352,628	363,401	351,423	309,141	210,968
Exempt from federal taxes	11,339	14,866	14,090	14,548	15,282

Total interest income	3,544,813	3,314,093	2,788,694	2,298,732	2,126,565

Interest expense
NOW accounts	4,638	3,461	2,182	1,802	3,613
Savings deposits	250,313	201,543	139,445	92,064	102,190
Time deposits	496,378	551,514	294,782	154,722	159,700
Deposits at foreign office	207,990	178,348	120,122	43,034	14,991
Short-term borrowings	274,079	227,850	157,853	71,172	49,064
Long-term borrowings	461,178	333,836	279,967	201,366	198,252

Total interest expense	1,694,576	1,496,552	994,351	564,160	527,810

Net interest income	1,850,237	1,817,541	1,794,343	1,734,572	1,598,755
Provision for credit losses	192,000	80,000	88,000	95,000	131,000

Net interest income after provision for credit losses	1,658,237	1,737,541	1,706,343	1,639,572	1,467,755

Other income
Mortgage banking revenues	111,893	143,181	136,114	124,353	149,105
Service charges on deposit accounts	409,462	380,950	369,918	366,301	309,749
Trust income	152,636	140,781	134,679	136,296	114,620
Brokerage services income	59,533	60,295	55,572	53,740	51,184
Trading account and foreign exchange gains	30,271	24,761	22,857	19,435	15,989
Gain (loss) on bank investment securities	(126,096)	2,566	(28,133)	2,874	2,487
Equity in earnings of Bayview Lending Group LLC	8,935	—	—	—	—
Other revenues from operations	286,355	293,318	258,711	239,970	187,961

Total other income	932,989	1,045,852	949,718	942,969	831,095

Other expense
Salaries and employee benefits	908,315	873,353	822,239	806,552	740,324
Equipment and net occupancy	169,050	168,776	173,689	179,595	170,623
Printing, postage and supplies	35,765	33,956	33,743	34,476	36,985
Amortization of core deposit and other intangible assets	66,486	63,008	56,805	75,410	78,152
Other costs of operations	448,073	412,658	398,666	419,985	422,096

Total other expense	1,627,689	1,551,751	1,485,142	1,516,018	1,448,180

Income before income taxes	963,537	1,231,642	1,170,919	1,066,523	850,670
Income taxes	309,278	392,453	388,736	344,002	276,728

Net income	$654,259	$839,189	$782,183	$722,521	$573,942

Dividends declared — Common	$281,900	$249,817	$198,619	$187,669	$135,423

Table 4

COMMON SHAREHOLDER DATA

	2007	2006	2005	2004	2003

Per share
Net income
Basic	$6.05	$7.55	$6.88	$6.14	$5.08
Diluted	5.95	7.37	6.73	6.00	4.95
Cash dividends declared	2.60	2.25	1.75	1.60	1.20
Stockholders’ equity at year-end	58.99	56.94	52.39	49.68	47.55
Tangible stockholders’ equity at year-end	27.98	28.57	25.91	23.62	21.97
Dividend payout ratio	43.12%	29.79%	25.42%	26.00%	23.62%

Table 5

CHANGES IN INTEREST INCOME AND EXPENSE(a)

	2007 Compared with 2006			2006 Compared with 2005
		Resulting from			Resulting from
	Total	Changes in:		Total	Changes in:
	Change	Volume	Rate	Change	Volume	Rate
	(Increase (decrease) in thousands)

Interest income
Loans and leases, including fees	$231,565	190,322	41,243	$508,777	121,931	386,846
Deposits at banks	(72)	(112)	40	203	39	164
Federal funds sold and agreements to resell securities	18,238	19,560	(1,322)	4,789	3,495	1,294
Trading account	(1,702)	(612)	(1,090)	902	204	698
Investment securities
U.S. Treasury and federal agencies	(21,058)	(26,626)	5,568	(12,859)	(24,339)	11,480
Obligations of states and political subdivisions	(1,604)	(2,618)	1,014	(637)	(1,479)	842
Other	6,519	(3,559)	10,078	26,580	8,545	18,035

Total interest income	$231,886			$527,755

Interest expense
Interest-bearing deposits
NOW accounts	$1,177	208	969	$1,279	216	1,063
Savings deposits	48,770	8,463	40,307	62,098	(4,684)	66,782
Time deposits	(55,136)	(83,855)	28,719	256,732	124,211	132,521
Deposits at foreign office	29,642	28,553	1,089	58,226	(6,908)	65,134
Short-term borrowings	46,229	43,484	2,745	69,997	(12,406)	82,403
Long-term borrowings	127,342	132,210	(4,868)	53,869	(18,229)	72,098

Total interest expense	$198,024			$502,201

(a)	Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 1A.	Risk Factors.

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
Credit Risk — Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, in general, and, due to the size of the Company’s real estate loan portfolio and mortgage-related investment securities portfolio, real estate valuations, in particular. Other factors that can influence the Company’s credit loss experience, in addition to general economic conditions and borrowers’ specific abilities to repay loans, include: (i) the impact of declining real estate values on the Company’s portfolio of loans to residential real estate builders and developers; (ii) the repayment performance associated with the Company’s portfolio of alternative residential mortgage loans and residential and other mortgage loans supporting mortgage-related securities; (iii) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (iv) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; and (v) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than many other loan types. Although the national economy experienced moderate growth in 2007 with inflation being reasonably well contained, concerns exist about the level and volatility of energy prices; a weakening housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; sluggish job creation and rising unemployment, which could cause consumer spending to slow; the underlying impact on businesses’ operations and abilities to repay loans should consumer spending slow; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued slowing of domestic automobile sales. All of these factors can affect the Company’s credit loss experience. To help manage credit risk, the Company maintains a detailed credit policy and utilizes various committees that include members of senior management to approve significant extensions of credit. The Company also maintains a credit review department that regularly reviews the

Company’s loan and lease portfolios to ensure compliance with established credit policy. The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. In addition, the Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” Any declines in value below amortized cost that are deemed to be “other than temporary” are charged to earnings.
Supervision and Regulation — The Company is subject to extensive state and federal laws and regulations governing the banking industry, in particular, and public companies, in general, including laws related to corporate taxation. Many of those laws and regulations are described in Part I, Item 1 “Business.” Changes in those or other laws and regulations, or the degree of the Company’s compliance with those laws and regulations as judged by any of several regulators, including tax authorities, that oversee the Company, could have a significant effect on the Company’s operations and its financial results.
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

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 278,000 rentable square feet of space, is owned in fee by M&T Bank and was completed in 1967. M&T, M&T Bank and their subsidiaries occupy approximately 88% of the building and the remainder is leased to non-affiliated tenants. At December 31, 2007, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $6.2 million.
In September 1992, M&T Bank acquired an additional facility in Buffalo, New York with approximately 365,000 rentable square feet of space. Approximately 89% of this facility, known as M&T Center, is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 2007, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $12.1 million.
M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 215,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $17.3 million at December 31, 2007.
M&T Bank also owns a facility in Syracuse, New York with approximately 150,000 rentable square feet of space. Approximately 43% of this facility is occupied by M&T Bank. At December 31, 2007, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $7.9 million.
M&T Bank also owns facilities in Harrisburg, Pennsylvania and Millsboro, Delaware with approximately 206,000 and 322,000 rentable square feet of space, respectively. M&T Bank occupies approximately 38% and 84% of these respective facilities. At December 31, 2007, the cost of these buildings

(including improvements subsequent to acquisition), net of accumulated depreciation, was $12.8 million and $7.7 million, respectively.
No other properties owned by M&T Bank have more than 100,000 square feet of space. The cost, net of accumulated depreciation and amortization, of the Company’s premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” Of the 705 domestic banking offices of the Registrant’s subsidiary banks at December 31, 2007, 293 are owned in fee and 412 are leased.

Item 3.	Legal Proceedings.

In October 2007, Visa completed a reorganization in contemplation of its initial public offering (“IPO”) expected to occur in 2008. As part of that reorganization, M&T Bank and other member banks of Visa received shares of common stock of Visa, Inc. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation (“Covered Litigation”). M&T Bank is not a named defendant in any of the Covered Litigation. Although Visa is expected to set aside a portion of the proceeds from its IPO in an escrow account to fund any judgments or settlements that may arise out of the Covered Litigation, recent guidance from the Securities and Exchange Commission (“SEC”) indicates that Visa member banks should record a liability for the fair value of the contingent obligation to Visa. The estimation of the Company’s proportionate share of any potential losses related to the Covered Litigation is extremely difficult and involves a great deal of judgment. Nevertheless, in the fourth quarter of 2007 the Company recorded a pre-tax charge of $23 million ($14 million after tax effect) related to the Covered Litigation. In accordance with GAAP and consistent with the SEC guidance, the Company did not recognize any value for its common stock ownership interest in Visa, Inc.
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

No matters were submitted to a vote of M&T’s security holders during the fourth quarter of 2007.

Executive Officers of the Registrant
Information concerning the Registrant’s executive officers is presented below as of February 20, 2008. The year the officer was first appointed to the indicated position with the Registrant or its subsidiaries is shown parenthetically. In the case of each corporation noted below, officers’ terms run until the first meeting of the board of directors after such corporation’s annual meeting, which in the case of the Registrant takes place immediately following the Annual Meeting of Stockholders, and until their successors are elected and qualified.
Robert G. Wilmers, age 73, is chief executive officer (2007), chairman of the board (2000) and a director (1982) of the Registrant. From April 1998 until July 2000, he served as president and chief executive officer of the Registrant, and from July 2000 until June 2005, he served as chairman, president (1988) and chief executive officer (1983) of the Registrant. He is chief executive officer (2007), chairman of the board (2005) and a director (1982) of M&T Bank, and previously served as chairman of the board of M&T Bank from March 1983 until July 2003 and as president of M&T Bank from March 1984 until June 1996.
Michael P. Pinto, age 52, is a vice chairman (2007) and a director (2003) of the Registrant. Previously, he was an executive vice president of the Registrant (1997). He is a vice chairman and a director (2003) of M&T Bank and is the chairman and chief executive officer of M&T Bank’s Mid-Atlantic Division (2005). Prior to April 2005, Mr. Pinto was the chief financial officer of the Registrant (1997) and M&T Bank (1996), and he oversaw the Company’s Finance Division, Technology and Banking Operations Division, Corporate Services Group, Treasury Division and General Counsel’s Office. Mr. Pinto

is a director of M&T Investment (2004). He is an executive vice president (1996) and a director (1998) of M&T Bank, N.A. Mr. Pinto is chairman of the board and a director of MTB Investment Advisors (2006).
Mark J. Czarnecki, age 52, is president and a director (2007) of the Registrant and president and a director (2007) of M&T Bank. Previously, he was an executive vice president of the Registrant (1999) and M&T Bank (1997) and was responsible for the M&T Investment Group and the Company’s Retail Banking network. Mr. Czarnecki is chairman of the board (2007) and a director (1999) of M&T Securities and chairman of the board, president and chief executive officer (2007) and a director (2005) of M&T Bank, N.A.
James J. Beardi, age 61, is an executive vice president (2003) of the Registrant and M&T Bank, and is responsible for managing the Company’s Corporate Services, Central Operations, Automobile Floor Plan and Lending Services Groups. Previously, Mr. Beardi was in charge of the Company’s Residential Mortgage business and the General Counsel’s Office. He was president and a director of M&T Mortgage (1991) until its merger into M&T Bank on January 1, 2007. Mr. Beardi served as senior vice president of M&T Bank from 1989 to 2003.
Robert J. Bojdak, age 52, is an executive vice president and chief credit officer (2004) of the Registrant and M&T Bank. From April 2002 to April 2004, Mr. Bojdak served as senior vice president and credit deputy for M&T Bank. Previous to joining M&T Bank in 2002, Mr. Bojdak served in several senior management positions at KeyCorp., most recently as executive vice president and regional credit executive. He is an executive vice president and a director of M&T Bank, N.A. (2004) and M&T Credit (2004).
Stephen J. Braunscheidel, age 51, is an executive vice president (2004) of the Registrant and M&T Bank, and is in charge of the Company’s Human Resources Division. Previously, he was a senior vice president in the M&T Investment Group, where he managed the Private Client Services and Employee Benefits departments. Mr. Braunscheidel has held a number of management positions with M&T Bank since 1978.
Atwood Collins, III, age 61, is an executive vice president of the Registrant (1997) and M&T Bank (1996), and is the president and chief operating officer of M&T Bank’s Mid-Atlantic Division. Mr. Collins is a trustee of M&T Real Estate (1995).
Richard S. Gold, age 47, is an executive vice president of the Registrant (2007) and M&T Bank (2006) and is responsible for managing the Company’s Residential Mortgage and Consumer Lending Divisions. Mr. Gold served as senior vice president of M&T Bank from 2000 to 2006, most recently responsible for the Retail Banking Division, including M&T Securities. Mr. Gold is an executive vice president of M&T Bank, N.A. (2006) and a director of M&T Securities (2002).
Brian E. Hickey, age 55, is an executive vice president of the Registrant (1997) and M&T Bank (1996). He is a member of the Directors Advisory Council (1994) of the Rochester Division of M&T Bank. Mr. Hickey is responsible for managing all of the non-retail segments in the Western New York and the Northern and Central Pennsylvania regions.
René F. Jones, age 43, is an executive vice president (2006) and chief financial officer (2005) of the Registrant and M&T Bank. Previously, Mr. Jones was a senior vice president in charge of the Financial Performance Measurement department within M&T Bank’s Finance Division. Mr. Jones has held a number of management positions within M&T Bank’s Finance Division since 1992. Mr. Jones is an executive vice president and chief financial officer (2005) and a director (2007) of M&T Bank, N.A., and he is a trustee of M&T Real Estate (2005). He is a director of M&T Investment (2005), M&T Insurance Agency (2007) and M&T Securities (2007).
Adam C. Kugler, age 50, is an executive vice president and treasurer (1997) of the Registrant and M&T Bank, and is in charge of the Company’s Treasury Division. Mr. Kugler is chairman of the board and a director of M&T Investment (2004), chairman of the board, president and a trustee of M&T Real Estate (2007), a director of M&T Securities (1997) and is an executive vice president, treasurer and a director of M&T Bank, N.A. (1997).
Kevin J. Pearson, age 46, is an executive vice president (2002) of the Registrant and M&T Bank. He is responsible for managing all of the non-retail segments in the New York City, Philadelphia, Connecticut, New Jersey and Tarrytown markets of M&T Bank, as well as the Company’s commercial real estate business, Commercial Marketing and Treasury Management. Mr. Pearson is an executive vice president of M&T Real Estate (2003) and a director of M&T Realty Capital (2003). He served as senior vice president of M&T Bank from 2000 to 2002.
Michele D. Trolli, age 46, is an executive vice president (2005) of the Registrant and M&T Bank. She is chief information officer and is in charge of the Company’s Retail Banking Division as well as the Company’s Technology and Global Sourcing groups. Previously, Ms. Trolli was in charge of the Technology and Banking Operations Division and the Corporate Services Group of M&T Bank. Ms. Trolli served as senior director, global systems support, with Franklin Resources, Inc., a worldwide investment management company, from May 2000 through December 2004.

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
During the fourth quarter of 2007, M&T did not issue any shares of its common stock that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information
The following table provides information as of December 31, 2007 with respect to shares of common stock that may be issued under M&T Bank Corporation’s existing equity compensation plans. M&T Bank Corporation’s existing equity compensation plans are the M&T Bank Corporation 1983 Stock Option Plan (the “1983 Stock Option Plan”); the M&T Bank Corporation 2001 Stock Option Plan (the “2001 Stock Option Plan”); the M&T Bank Corporation 2005 Incentive Compensation Plan (the “2005 Incentive Compensation Plan”), which replaced the 2001 Stock Option Plan; and the M&T Bank Corporation Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), each of which has been previously approved by stockholders, and the M&T Bank Corporation Directors’ Stock Plan (the “Directors’ Stock Plan”) and the M&T Bank Corporation Deferred Bonus Plan (the “Deferred Bonus Plan”), each of which did not require stockholder approval.

The table does not include information with respect to shares of common stock subject to outstanding options and rights assumed by M&T Bank Corporation in connection with mergers and acquisitions of the companies that originally granted those options and rights. Footnote (1) to the table sets forth the total number of shares of common stock issuable upon the exercise of such assumed options and rights as of December 31, 2007, and their weighted-average exercise price.

			Number of Securities
	Number of		Remaining Available
	Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options or Rights	Options or Rights	Reflected in Column A)
	(A)	(B)	(C)

Equity compensation plans approved by security holders:
1983 Stock Option Plan	2,254,678	$53.98	—
2001 Stock Option Plan	5,427,947	88.27	—
2005 Incentive Compensation Plan	3,251,063	115.07	5,685,802
Employee Stock Purchase Plan	—	—	607,045
Equity compensation plans not approved by security holders:
Directors’ Stock Plan	3,981	81.57	2,413
Deferred Bonus Plan	56,630	61.12	—

Total	10,994,299	$89.02	6,295,260

(1)	As of December 31, 2007, a total of 127,059 shares of M&T common stock were issuable upon exercise of outstanding options or rights assumed by M&T Bank Corporation in connection with merger and acquisition transactions. The weighted-average exercise price of those outstanding options or rights is $62.26 per share.

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

Performance Graph
The following graph contains a comparison of the cumulative stockholder return on M&T common stock against the cumulative total returns of the KBW Bank Index and the KBW 50 Index, each compiled by Keefe, Bruyette & Woods Inc. and the S&P 500 Index, compiled by Standard & Poor’s Corporation, for the five-year period beginning on December 31, 2002 and ending on December 31, 2007. The KBW Bank Index is a market capitalization index consisting of 24 leading national money-center banks and regional institutions. The KBW 50 Index is comprised of the top fifty American banking companies, including all money-center and most major regional banks. The Company has elected to transition to the KBW Bank Index from the KBW 50 Index for future filing as the KBW 50 Index is no longer publicly accessible.

Comparison of Five-Year Cumulative Return*

Stockholder Value at Year End*

	2002	2003	2004	2005	2006	2007
M&T Bank Corporation	$100	126	140	144	164	113
KBW Bank Index	$100	134	146	151	179	137
KBW 50 Index	$100	134	148	149	178	137
S&P 500 Index	$100	129	143	150	173	183

*	Assumes a $100 investment on December 31, 2002 and reinvestment of all dividends.

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

Issuer Purchases of Equity Securities
In February 2007, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. Pursuant to such plan, M&T repurchased 2,818,500 shares during 2007 at an average per share cost of $108.30.

During the fourth quarter of 2007, M&T purchased shares of its common stock as follows:

(d)Maximum
			(c)Total	Number (or
			Number	Approximate
			of Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)	Programs	Programs(2)

October 1 - October 31, 2007	125,000	$98.78	125,000	2,181,500
November 1 - November 30, 2007	2,994	89.66	—	2,181,500
December 1 - December 31, 2007	226	82.26	—	2,181,500

Total	128,220	$98.54	125,000

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.
(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock.

Item 6.	Selected Financial Data.

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Profile and Significant Developments
M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York with consolidated assets of $64.9 billion at December 31, 2007. The consolidated financial information presented herein reflects M&T and all of its subsidiaries, which are referred to collectively as “the Company.” M&T’s wholly owned bank subsidiaries are M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”).
M&T Bank, with total assets of $64.1 billion at December 31, 2007, is a New York-chartered commercial bank with 704 banking offices in New York State, Pennsylvania, Maryland, Delaware, New Jersey, Virginia, West Virginia and the District of Columbia, and an office in the Cayman Islands. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, northern Virginia and Washington, D.C., and on small and medium size businesses based in those areas, although residential and commercial real estate loans are originated through lending offices in 20 other states. Certain lending activities are also conducted in other states through various subsidiaries. M&T Bank’s subsidiaries include: M&T Credit Services, LLC, a consumer lending and commercial leasing and lending company; M&T Real Estate Trust, a commercial mortgage lender; M&T Realty Capital Corporation, a multi-family commercial mortgage lender; M&T Securities, Inc., which provides brokerage, investment advisory and insurance services; MTB Investment Advisors, Inc., which serves as investment advisor to the MTB Group of Funds, a family of proprietary mutual funds, and other funds and institutional clients; and M&T Insurance Agency, Inc., an insurance agency.
M&T Bank, N.A., with total assets of $376 million at December 31, 2007, is a national bank with an office in Oakfield, New York. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, largely through telephone and direct mail marketing techniques.
On November 30, 2007, M&T acquired Partners Trust Financial Group, Inc. (“Partners Trust”), a bank holding company headquartered in Utica, New York. Partners Trust Bank, the primary banking subsidiary of Partners Trust, was merged into M&T Bank on that date. Partners Trust Bank operated 33 branch offices in upstate New York at the date of acquisition. The results of operations acquired in the Partners Trust transaction have been included in the Company’s financial results since November 30, 2007, but did not have a significant effect on the Company’s results of operations in 2007. After application of the election, allocation and proration procedures contained in the merger agreement with Partners Trust, M&T paid $282 million in cash and issued 3,096,861 shares of M&T common stock in exchange for Partners Trust shares outstanding at the time of acquisition. In addition, based on the merger agreement, M&T paid $9 million in cash to holders of outstanding and unexercised stock options granted by Partners Trust. The purchase price was approximately $559 million based on the cash paid to Partners Trust shareholders, the fair value of M&T common stock exchanged, and the cash paid to holders of Partners Trust stock options. The acquisition of Partners Trust expands M&T’s presence in upstate New York, making M&T Bank the deposit market share leader in the Utica-Rome and Binghamton markets, while strengthening its lead position in Syracuse.
Assets acquired from Partners Trust on November 30, 2007 totaled $3.5 billion, including $2.2 billion of loans and leases, (largely residential real estate and consumer loans), liabilities assumed aggregated $3.0 billion, including $2.2 billion of deposits (largely savings, money-market and time deposits), and $277 million was added to stockholders’ equity. In connection with the acquisition, the Company recorded approximately $288 million of goodwill and $50 million of core deposit intangible. The core deposit intangible is being amortized over 7 years using an accelerated method.
As a condition of the approval of the Partners Trust acquisition by regulators, M&T Bank was required to divest three of the acquired branch offices in Binghamton, New York having approximately $95 million of deposits as of June 30, 2006. M&T Bank has reached an agreement to sell three branches in a transaction expected to close in 2008.
On December 7, 2007, M&T Bank acquired the Mid-Atlantic retail banking franchise of First Horizon Bank (“First Horizon”), a subsidiary of First Horizon National Corporation, in a cash transaction, including $214 million of loans, $216 million of deposits and $80 million of trust and investment assets under management. The transaction did not have a significant effect on the Company’s results of operations during 2007. In connection with the transaction, the Company recorded approximately $15 million of core deposit and other intangible assets that are being amortized using accelerated methods over a weighted average life of 7 years.
The Company incurred merger-related expenses associated with the Partners Trust and First Horizon transactions related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company of approximately $15 million ($9 million net of applicable income taxes, or $.08 of diluted earnings per share) during 2007. Those expenses consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; incentive compensation; initial marketing and promotion expenses designed to introduce the Company to customers of the acquired operations; travel costs; printing, postage and supplies; and other costs of commencing operations in new offices. The Company expects to incur additional merger-related expenses relating to those transactions, although such costs are expected to be substantially less than the amount incurred in 2007. In accordance with generally accepted accounting principles, (“GAAP”), included in the determination of goodwill associated with the Partners Trust acquisition were charges totaling $14 million, net of applicable income taxes ($18 million before tax effect), for severance costs for former Partners Trust employees, termination of Partners Trust contracts for various services and other items. As of December 31, 2007, the remaining unpaid portion of merger-related expenses and charges included in the determination of goodwill were $5 million and $13 million, respectively. The resolution of Partners Trust’s preacquisition contingencies in future periods could have an impact on the purchase price and the amount of goodwill recorded as part of the acquisition, however, management does not presently expect that any such adjustments will be material to the Company’s consolidated balance sheet.
On February 5, 2007, M&T invested $300 million to acquire a minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage lender that specializes in originating, securitizing and servicing small balance commercial real estate loans in the United States, and to a significantly lesser extent, in Canada and the United Kingdom. M&T recognizes income from BLG using the equity method of accounting. M&T’s pro-rata portion of the results of operations of BLG was pre-tax income of $9 million ($5 million after tax effect) in 2007, which has been recorded as a component of other income in the consolidated statement of income. Including expenses associated with M&T’s investment in BLG, most notably interest expense, that investment reduced the Company’s net income in 2007 by $4 million (after tax effect) or $.04 per diluted share.
On June 30, 2006, M&T Bank completed the acquisition of 21 branch offices in Buffalo and Rochester, New York from Citibank, N.A., including approximately $269 million of loans, mostly to consumers, small businesses and middle market customers, and approximately $1.0 billion of deposits. Expenses associated with integrating the acquired branches into M&T Bank and introducing the customers associated with those branches to M&T Bank’s products and services aggregated $3 million, after applicable tax effect, or $.03 of diluted earnings per share during the year ended December 31, 2006.

Critical Accounting Estimates
The Company’s significant accounting policies conform with GAAP and are described in note 1 of Notes to Financial Statements. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. Some of the more significant areas in which management of the Company applies critical assumptions and estimates include the following:

•	Allowance for credit losses — The allowance for credit losses represents the amount which, in management’s judgment, will be adequate to absorb credit losses inherent in the loan and lease portfolio as of the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating losses inherent in the loan and lease portfolio, assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Historical loss trends are also considered, as are economic conditions, industry trends, portfolio trends and borrower-specific financial data. Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes in those estimates and assumptions, which may result in adjustment of the allowance. A detailed discussion of facts and circumstances considered by management in assessing the adequacy of the allowance for credit losses is included herein under the heading “Provision for Credit Losses.”
•	Valuation methodologies — Management of the Company applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as trading assets, most investment securities, and residential real estate loans held for sale and related commitments. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include capitalized servicing assets, goodwill, core deposit and other intangible assets, pension and other postretirement benefit obligations, value ascribed to stock-based compensation, estimated residual values of property associated with commercial and consumer leases, and certain derivative and other financial instruments. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, costs of servicing and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statement of income. Examples include investment securities, other investments, mortgage servicing rights, goodwill, core deposit and other intangible assets, among others. Specific assumptions and estimates utilized by management are discussed in detail herein in management’s discussion and analysis of financial condition and results of operations and in notes 1, 3, 4, 7, 8, 10, 11, 17, 18 and 19 of Notes to Financial Statements.

•	Commitments, contingencies and off-balance sheet arrangements — Information regarding the Company’s commitments and contingencies, including guarantees and contingent liabilities arising from litigation, and their potential effects on the Company’s results of operations is included in note 20 of Notes to Financial Statements. In addition, the Company is routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the tax authorities determine that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Information regarding the Company’s income taxes is presented in note 12 of Notes to Financial Statements. The recognition or de-recognition in the Company’s consolidated financial statements of assets and liabilities held by so-called variable interest entities is subject to the interpretation and application of complex accounting pronouncements or interpretations that require management to estimate and assess the probability of financial outcomes in future periods. Information relating to the Company’s involvement in such entities and the accounting treatment afforded each such involvement is included in note 18 of Notes to Financial Statements.

Overview
The Company’s net income for 2007 was $654 million or $5.95 of diluted earnings per common share, representing declines of 22% and 19%, respectively, from $839 million or $7.37 of diluted earnings per share in 2006. Basic earnings per common share decreased 20% to $6.05 in 2007 from $7.55 in 2006. Net income in 2005 aggregated $782 million, while diluted and basic earnings per share were $6.73 and $6.88, respectively. The after-tax impact of acquisition and integration-related expenses (included herein as merger-related expenses) associated with the November 30 acquisition of Partners Trust and the December 7 transaction with First Horizon was $9 million ($15 million pre-tax) or $.08 of basic and diluted earnings per share in 2007. Similar costs related to the June 30, 2006 branch acquisition were $3 million ($5 million pre-tax) or $.03 of basic and diluted earnings per share in 2006. There were no similar expenses in 2005. Net income expressed as a rate of return on average assets in 2007 was 1.12%, compared with 1.50% in 2006 and 1.44% in 2005. The return on average common stockholders’ equity was 10.47% in 2007, 13.89% in 2006 and 13.49% in 2005.
The Company’s financial results for 2007 were adversely impacted by several events. Turmoil in the residential real estate market, which began in early 2007, significantly affected the Company’s financial results in a number of ways. Problems experienced by lenders in the sub-prime residential mortgage lending market also had negative repercussions on the rest of the residential real estate marketplace. Through early 2007, the Company had been an active participant in the origination of alternative (“Alt-A”) residential real estate loans and the sale of such loans in the secondary market. Alt-A loans originated by M&T typically included some form of limited documentation requirements as compared with more traditional residential real estate loans. Unfavorable market conditions during the first quarter of 2007, including a lack of liquidity, impacted the Company’s willingness to sell Alt-A loans, as an auction of such loans initiated by the Company received fewer bids than normal and the pricing of those bids was substantially lower than expected. As a result, $883 million of Alt-A loans previously held for sale (including $808 million of first mortgage loans and $75 million of second mortgage loans) were transferred in March to the Company’s held-for-investment loan portfolio. In accordance with GAAP, loans held for sale must be recorded at the lower of cost or market value. Accordingly, prior to reclassifying the Alt-A mortgage loans to the held-for-investment portfolio, the carrying value of such loans was reduced by $12 million ($7 million after tax effect, or $.07 of diluted earnings per share). Those loans were reclassified because management believed at that time that the value of the Alt-A residential real estate loans was greater than the amount implied by the few bidders who were active in the market. The downturn in the residential real estate market, specifically related to declining real estate valuations and higher delinquencies, continued throughout the remainder of 2007 and had a negative effect on the majority of financial institutions active in residential real estate lending. Margins earned by the Company from sales of residential real estate loans in the secondary market were lower in 2007 than in 2006.
The Company is contractually obligated to repurchase some previously sold residential real estate loans that do not ultimately meet investor sale criteria, including instances where mortgagors fail to make timely payments during the first 90 days subsequent to the sale date. Requests from investors for the Company to repurchase residential real estate loans increased significantly in early 2007, particularly related to Alt-A loans. As a result, during 2007’s first quarter the Company reduced mortgage banking revenues by $6 million ($4 million after tax effect, or $.03 of diluted earnings per share) related to declines in market values of previously sold residential real estate loans that the Company may be required to repurchase.
The Company had $1.2 billion of Alt-A residential real estate loans in its held-for-investment loan portfolio at December 31, 2007. Lower real estate values and higher levels of delinquencies and charge-offs contributed to increased losses in that portfolio during 2007, which led to an assessment of the Company’s accounting practices during the fourth quarter as they relate to the timing of the classification of residential real estate loans as nonaccrual and when such loans are charged off. Residential real estate loans previously classified as nonaccrual when payments were 180 days past due now stop accruing interest when principal or interest is delinquent 90 days. The excess of such loan balances over the net realizable value of the property collateralizing the loan is now charged off when the loans become 150 days delinquent, whereas previously the Company provided an allowance for credit losses for such amounts and charged-off loans upon foreclosure of the underlying property. The impact of the acceleration of the classification of residential real estate loans as nonaccrual resulted in an increase in nonperforming loans of $84 million at December 31, 2007 and a corresponding decrease in loans past due 90 days and accruing interest. As a result of that acceleration, previously accrued interest of $2 million was reversed and charged against income. Included in the $114 million of net charge-offs for 2007 were $15 million resulting from the change in accounting procedure. The declining residential real estate values also contributed to specific allocations of the allowance for credit losses related to two residential real estate builders and developers during the fourth quarter of 2007. Considering these and other factors as discussed herein under the heading “Provision for Credit Losses,” the Company significantly increased the provision for credit losses in 2007 to $192 million, compared with $80 million in 2006.
The turmoil in the residential real estate market in 2007 also negatively affected the Company’s investment securities portfolio. Three collateralized debt obligations were purchased in the first quarter of 2007 for approximately $132 million. The securities are backed largely by residential mortgage-backed securities (collateralized by a mix of prime, mid-prime and sub-prime residential mortgage loans) and are held in the Company’s available-for-sale portfolio. Although these securities were highly rated when purchased, two of the three securities were downgraded by the rating agencies in late-2007. After a thorough analysis, management concluded that the impairment of the market value of these securities was other than temporary. As a result, the Company recorded an impairment charge of $127 million ($78 million after tax effect, or $.71 of diluted earnings per share) in the fourth quarter of 2007. The impairment charge reduced the Company’s exposure to collateralized debt obligations backed by residential mortgage securities to approximately $4 million.
Finally, during the last quarter of 2007, Visa completed a reorganization in contemplation of its initial public offering (“IPO”) expected to occur in 2008. As part of that reorganization M&T Bank and other member banks of Visa received shares of common stock of Visa, Inc. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation involving Visa (“Covered Litigation”). Although Visa is expected to set aside a portion of the proceeds from its IPO in an escrow account to fund any judgments or settlements that may arise out of the Covered Litigation, recent guidance from the Securities and Exchange Commission (“SEC”) indicates that Visa member banks should record a liability for the fair value of the contingent obligation to Visa. The estimation of the Company’s proportionate share of any potential losses related to the Covered Litigation is extremely difficult and involves a great deal of judgment. Nevertheless, in the fourth quarter of 2007 the Company recorded a pre-tax charge of $23 million ($14 million after tax effect, or $.13 per diluted share) related to the Covered Litigation. In accordance with GAAP and consistent with the SEC guidance, the Company did not recognize any value for its common stock ownership interest in Visa, Inc.
Taxable-equivalent net interest income increased 2% to $1.87 billion in 2007 from $1.84 billion in 2006. The impact of higher average earning asset balances was largely offset by a decline in the Company’s net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets. Average earning assets increased 5% to $52.0 billion in 2007 from $49.7 billion in 2006 due to higher loan and lease balances, partially offset by lower average balances of investment securities. Average loans and leases outstanding in 2007 rose $2.7 billion or 7% to $44.1 billion from $41.4 billion in 2006, the result of growth in commercial loans and leases of $858 million, or 8%, commercial real estate loans of $653 million, or 4%, consumer real estate loans of $1.0 billion, or 20%, and consumer loans and leases of $186 million, or 2%. The $2.4 billion of loans acquired in the Partners Trust and First Horizon transactions did not have a significant impact on average loans and leases for 2007. The average balance of investment securities outstanding declined $717 million, or 9%, to $7.3 billion in 2007 from $8.0 billion in 2006 due largely to net paydowns and maturities of mortgage-backed securities, collateralized mortgage obligations and U.S. federal agency securities. The Company’s net interest margin narrowed 10 basis points (hundredths of one percent) to 3.60% in 2007 from 3.70% in 2006. That narrowing was the result of several factors, including higher rates paid on deposit accounts and variable-rate borrowings that were only partially offset by higher yields earned on loans and investment securities.
Net interest income expressed on a taxable-equivalent basis in 2006 was 1% higher than $1.81 billion in 2005. The positive impact of higher average earning assets was largely offset by a decline in net interest margin. Average earning assets rose 3% to $49.7 billion in 2006 from $48.1 billion in 2005, the result of increased balances of loans and leases, offset, in part, by a decline in average outstanding balances of investment securities. Average loans and leases of $41.4 billion in 2006 were $1.9 billion or 5% higher than $39.5 billion in 2005, due to growth in commercial loans and leases of $863 million, or 8%, commercial real estate loans of $755 million, or 5%, and consumer real estate loans of $1.1 billion, or 28%, partially offset by an $804 million, or 7%, decline in consumer loans and leases. Average balances of investment securities decreased 5% to $8.0 billion in 2006 from $8.5 billion in 2005. The net interest margin declined 7 basis points to 3.70% in 2006 from 3.77% in 2005, largely due to higher short-term interest rates resulting from the Federal Reserve raising its benchmark overnight federal funds target rate 100 basis points during the first six months of 2006, continuing a trend of rate increases that began in June 2004. Such interest rate increases had the effect of increasing rates paid on interest-bearing liabilities more rapidly than yields on earning assets during 2005 and the first half of 2006.
The provision for credit losses rose to $192 million in 2007 from $80 million in 2006 and $88 million in 2005. Deteriorating credit conditions that were reflected in rising levels of charge-offs and delinquencies as well as rapidly declining residential real estate valuations during 2007 and their impact on the Company’s portfolio of Alt-A residential mortgage loans and loans to residential builders and developers contributed significantly to the increase in the provision from 2006 to 2007. The levels of the provision during 2006 and 2005 were reflective of generally favorable credit quality during those years. Net charge-offs were $114 million in 2007, up from $68 million in 2006 and $77 million in 2005. Net charge-offs as a percentage of average loans and leases outstanding rose to .26% in 2007 from .16% in 2006 and .19% in 2005. The provision in each year represents the result of management’s analysis of the composition of the loan and lease portfolio and other factors, including concern regarding uncertainty about economic conditions, both nationally and in many of the markets served by the Company, and the impact of such conditions and prospects on the abilities of borrowers to repay loans.
Noninterest income declined 11% to $933 million in 2007 from $1.05 billion in 2006. That decline resulted from the $127 million other-than-temporary impairment charge in 2007 related to collateralized debt obligations held in the Company’s available-for-sale investment securities portfolio. The market value of those collateralized debt obligations, which are backed by residential mortgage-backed securities, declined sharply as a result of the residential real estate market crisis in 2007. That charge is reflected in losses from bank investment securities in the consolidated statement of income. Excluding the impairment charge, noninterest income was $1.06 billion in 2007, 1% higher than in 2006. Higher service charges on deposit accounts, trust income, and trading account and foreign exchange gains, and

$9 million related to M&T’s pro-rata portion of the operating results of BLG were largely offset by a $31 million decline in mortgage banking revenues. Contributing to the decline in mortgage banking revenues were changing market conditions, which led to slimmer margins realized on sales of residential real estate loans. In addition, the Company recognized $18 million of losses in the first quarter related to its Alt-A loan portfolio due to declines in the market values of such loans. Included in noninterest income in 2006 was a $13 million gain resulting from the accelerated recognition of a purchase accounting premium related to the call of a $200 million Federal Home Loan Bank (“FHLB”) of Atlanta borrowing assumed in a previous acquisition.
Noninterest income in 2006 increased 10% from $950 million in 2005. In addition to the $13 million gain noted above, higher mortgage banking revenues, service charges on deposit accounts, trust income, brokerage services income, and other revenues contributed to that improvement. Furthermore, losses from bank investment securities in 2005 included a $29 million other-than-temporary impairment charge related to preferred stock issuances of the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). Excluding the impact of securities gains and losses in both years and the $13 million gain on the called borrowing in 2006, noninterest income rose 5% from 2005 to 2006.
Noninterest expense in 2007 aggregated $1.63 billion, up 5% from $1.55 billion in 2006. Noninterest expense in 2005 was $1.49 billion. Included in such amounts are expenses considered by M&T to be “nonoperating” in nature, consisting of amortization of core deposit and other intangible assets of $66 million, $63 million and $57 million in 2007, 2006 and 2005, respectively, and merger- related expenses of $15 million in 2007 and $5 million in 2006. There were no merger-related expenses in 2005. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $1.55 billion in 2007, $1.48 billion in 2006 and $1.43 billion in 2005. Noninterest operating expenses in 2007 included a $23 million charge representing the Company’s estimated liability related to litigation involving Visa as already discussed. Included in operating expenses in 2006 was an $18 million tax-deductible contribution made to The M&T Charitable Foundation, a tax-exempt private charitable foundation. There were no similar contributions made in 2007 or in 2005. Excluding the impact of the Visa charge in 2007 and the charitable contribution in 2006, operating expenses in 2007 were up 4% from 2006, largely due to a higher level of salaries and employee benefits expense reflecting the impact of merit pay increases, increased incentive compensation and higher costs for providing medical benefits to employees. Excluding the impact of the charitable contribution, operating expenses in 2006 increased $37 million, or 3%, from 2005. The most significant contributor to that increase was a higher level of salaries expense, reflecting the impact of merit pay increases and higher stock-based compensation costs and other incentive pay.
The efficiency ratio expresses the relationship of operating expenses to revenues. The Company’s efficiency ratio, or noninterest operating expenses divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), was 52.8% in 2007, compared with 51.5% in 2006 and 51.2% in 2005.

Table 1

EARNINGS SUMMARY
Dollars in millions

										Compound
Increase (Decrease)(a)										Growth Rate
2006 to 2007		2005 to 2006								5 Years
Amount	%	Amount	%		2007	2006	2005	2004	2003	2002 to 2007

$231.9	7	$527.8	19	Interest income(b)	$3,565.6	3,333.8	2,806.0	2,316.1	2,142.9	14%
198.0	13	502.2	51	Interest expense	1,694.6	1,496.6	994.4	564.2	527.8	23

33.9	2	25.6	1	Net interest income(b)	1,871.0	1,837.2	1,811.6	1,751.9	1,615.1	8
112.0	140	(8.0)	(9)	Less: provision for credit losses	192.0	80.0	88.0	95.0	131.0	9
(128.7)	—	30.7	—	Gain (loss) on bank investment securities	(126.1)	2.6	(28.1)	2.9	2.5	—
15.8	2	65.4	7	Other income	1,059.1	1,043.2	977.8	940.1	828.6	16
				Less:
35.0	4	51.1	6	Salaries and employee benefits	908.3	873.3	822.2	806.6	740.3	13
40.9	6	15.5	2	Other expense	719.3	678.4	662.9	709.5	708.0	9

(266.9)	(21)	63.1	5	Income before income taxes	984.4	1,251.3	1,188.2	1,083.8	866.9	7
				Less:
1.2	6	2.4	14	Taxable-equivalent adjustment(b)	20.8	19.7	17.3	17.3	16.3	8
(83.2)	(21)	3.7	1	Income taxes	309.3	392.4	388.7	344.0	276.7	7

$(184.9)	(22)	$57.0	7	Net income	$654.3	839.2	782.2	722.5	573.9	7%

(a)	Changes were calculated from unrounded amounts.
(b)	Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on a composite income tax rate of approximately 39% for 2007, 2006, 2005 and 2004, and 36% for 2003.

Supplemental Reporting of Non-GAAP Results of Operations
As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.4 billion at December 31, 2007, $3.2 billion at December 31, 2006 and $3.0 billion at December 31, 2005. Included in such intangible assets was goodwill of $3.2 billion at December 31, 2007 and $2.9 billion at each of December 31, 2006 and 2005. Amortization of core deposit and other intangible assets, after tax effect, totaled $40 million, $38 million and $35 million during 2007, 2006 and 2005, respectively.
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
Net operating income totaled $704 million in 2007, compared with $881 million in 2006. Diluted net operating earnings per share in 2007 declined 17% to $6.40 from $7.73 in 2006. Net operating income and diluted net operating earnings per share were $817 million and $7.03, respectively, during 2005.
Reconciliations of net income and diluted earnings per share with net operating income and diluted net operating earnings per share are presented in table 2.
Net operating income expressed as a rate of return on average tangible assets was 1.27% in 2007, compared with 1.67% in 2006 and 1.60% in 2005. Net operating return on average tangible common equity was 22.58% in 2007, compared with 29.55% and 29.06% in 2006 and 2005, respectively.

Reconciliations of average assets and equity with average tangible assets and average tangible equity are also presented in table 2.

Table 2

RECONCILIATION OF GAAP TO NON-GAAP MEASURES

	2007	2006	2005

Income statement data
In thousands, except per share
Net income
Net income	$654,259	$839,189	$782,183
Amortization of core deposit and other intangible assets(a)	40,491	38,418	34,682
Merger-related expenses(a)	9,070	3,048	—

Net operating income	$703,820	$880,655	$816,865

Earnings per share
Diluted earnings per common share	$5.95	$7.37	$6.73
Amortization of core deposit and other intangible assets(a)	.37	.33	.30
Merger-related expenses(a)	.08	.03	—

Diluted net operating earnings per share	$6.40	$7.73	$7.03

Other expense
Other expense	$1,627,689	$1,551,751	$1,485,142
Amortization of core deposit and other intangible assets	(66,486)	(63,008)	(56,805)
Merger-related expenses	(14,887)	(4,997)	—

Noninterest operating expense	$1,546,316	$1,483,746	$1,428,337

Merger-related expenses
Salaries and employee benefits	$1,333	$815	$—
Equipment and net occupancy	238	224	—
Printing, postage and supplies	1,474	155	—
Other costs of operations	11,842	3,803	—

Total	$14,887	$4,997	$—

Balance sheet data
In millions
Average assets
Average assets	$58,545	$55,839	$54,135
Goodwill	(2,933)	(2,908)	(2,904)
Core deposit and other intangible assets	(221)	(191)	(135)
Deferred taxes	24	38	52

Average tangible assets	$55,415	$52,778	$51,148

Average equity
Average equity	$6,247	$6,041	$5,798
Goodwill	(2,933)	(2,908)	(2,904)
Core deposit and other intangible assets	(221)	(191)	(135)
Deferred taxes	24	38	52

Average tangible equity	$3,117	$2,980	$2,811

At end of year
Total assets
Total assets	$64,876	$57,065	$55,146
Goodwill	(3,196)	(2,909)	(2,904)
Core deposit and other intangible assets	(249)	(250)	(108)
Deferred taxes	36	30	42

Total tangible assets	$61,467	$53,936	$52,176

Total equity
Total equity	$6,485	$6,281	$5,876
Goodwill	(3,196)	(2,909)	(2,904)
Core deposit and other intangible assets	(249)	(250)	(108)
Deferred taxes	36	30	42

Total tangible equity	$3,076	$3,152	$2,906

(a)	After any related tax effect.

Net Interest Income/Lending and Funding Activities
Net interest income expressed on a taxable-equivalent basis increased 2% to $1.87 billion in 2007 from $1.84 billion in 2006, largely the result of growth in average earning assets. Such assets aggregated $52.0 billion in 2007, 5% higher than $49.7 billion in 2006. Growth in average loan and lease balances outstanding, which rose 7% to $44.1 billion in 2007 from $41.4 billion in 2006, was the leading factor in that improvement, partially offset by a decline of $717 million, or 9%, in average balances of investment securities. A lower net interest margin, which declined to 3.60% in 2007 from 3.70% in 2006, partially offset the positive impact on taxable-equivalent net interest income resulting from growth in average earning assets.
The Company experienced growth in all major loan categories in 2007, particularly during the second half of the year. Average commercial loans and leases increased 8% to $12.2 billion in 2007 from $11.3 billion in 2006. Commercial real estate loans averaged $15.7 billion in 2007, up 4% from $15.1 billion in 2006, due, in part, to higher average balances of construction loans. Average residential real estate loans rose 20% in 2007 to $6.0 billion from $5.0 billion in 2006. In March 2007, the Company transferred $883 million of Alt-A residential real estate loans from the Company’s held-for-sale loan portfolio to its held-for-investment portfolio. Residential real estate loans held for sale averaged $1.1 billion in 2007 and $1.5 billion during 2006. Consumer loans and leases averaged $10.2 billion in 2007, up 2% from $10.0 billion in 2006, due in part to growth in the automobile loan portfolio. Annualized growth experienced during 2007’s fourth quarter as compared with the third quarter of 2007 for average commercial loans and leases, commercial real estate loans, residential real estate loans and consumer loans and leases were 8%, 22%, 6% and 14%, respectively, excluding the impact of the fourth quarter acquisition transactions.
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

Table 3

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2007			2006			2005			2004			2003
	Average		Average	Average		Average	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Average balance in millions; interest in thousands)

Assets
Earning assets
Loans and leases, net of unearned discount(a)
Commercial, financial, etc.	$12,177	$871,743	7.16%	11,319	802,451	7.09%	10,455	589,644	5.64%	9,534	410,258	4.30%	8,523	358,629	4.21%
Real estate — commercial	15,748	1,157,156	7.35	15,096	1,104,518	7.32	14,341	941,017	6.56	13,264	763,134	5.75	11,573	706,022	6.10
Real estate — consumer	6,015	384,101	6.39	5,015	319,858	6.38	3,925	235,364	6.00	3,111	184,125	5.92	3,777	232,454	6.15
Consumer	10,190	757,876	7.44	10,003	712,484	7.12	10,808	664,509	6.15	11,220	626,255	5.58	10,098	607,909	6.02

Total loans and leases, net	44,130	3,170,876	7.19	41,433	2,939,311	7.09	39,529	2,430,534	6.15	37,129	1,983,772	5.34	33,971	1,905,014	5.61

Interest-bearing deposits at banks	9	300	3.36	12	372	3.01	10	169	1.64	13	65	.51	14	147	1.03
Federal funds sold and agreements to resell securities	432	23,835	5.52	81	5,597	6.91	23	808	3.55	8	134	1.60	147	1,875	1.28
Trading account	62	744	1.20	90	2,446	2.71	80	1,544	1.92	53	418	.79	55	647	1.18
Investment securities(b)
U.S. Treasury and federal agencies	2,274	100,611	4.42	2,884	121,669	4.22	3,479	134,528	3.87	4,169	158,953	3.81	2,599	106,209	4.09
Obligations of states and political subdivisions	119	8,619	7.23	157	10,223	6.53	180	10,860	6.04	218	15,017	6.90	251	15,827	6.30
Other	4,925	260,661	5.29	4,995	254,142	5.09	4,817	227,562	4.72	3,610	157,703	4.37	2,494	113,159	4.54

Total investment securities	7,318	369,891	5.05	8,036	386,034	4.80	8,476	372,950	4.40	7,997	331,673	4.15	5,344	235,195	4.40

Total earning assets	51,951	3,565,646	6.86	49,652	3,333,760	6.71	48,118	2,806,005	5.83	45,200	2,316,062	5.13	39,531	2,142,878	5.42

Allowance for credit losses	(677)			(646)			(638)			(626)			(574)
Cash and due from banks	1,271			1,346			1,400			1,599			1,542
Other assets	6,000			5,487			5,255			5,344			4,850

Total assets	$58,545			55,839			54,135			51,517			45,349

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$461	4,638	1.01	435	3,461	.79	400	2,182	.55	550	1,802	.33	1,021	3,613	.35
Savings deposits	14,985	250,313	1.67	14,401	201,543	1.40	14,889	139,445	.94	15,305	92,064	.60	13,278	102,190	.77
Time deposits	10,597	496,378	4.68	12,420	551,514	4.44	9,158	294,782	3.22	6,948	154,722	2.23	6,638	159,700	2.41
Deposits at foreign office	4,185	207,990	4.97	3,610	178,348	4.94	3,819	120,122	3.15	3,136	43,034	1.37	1,445	14,991	1.04

Total interest-bearing deposits	30,228	959,319	3.17	30,866	934,866	3.03	28,266	556,531	1.97	25,939	291,622	1.12	22,382	280,494	1.25

Short-term borrowings	5,386	274,079	5.09	4,530	227,850	5.03	4,890	157,853	3.23	5,142	71,172	1.38	4,331	49,064	1.13
Long-term borrowings	8,428	461,178	5.47	6,013	333,836	5.55	6,411	279,967	4.37	5,832	201,366	3.45	6,018	198,252	3.29

Total interest-bearing liabilities	44,042	1,694,576	3.85	41,409	1,496,552	3.61	39,567	994,351	2.51	36,913	564,160	1.53	32,731	527,810	1.61

Noninterest-bearing deposits	7,400			7,555			8,050			8,039			6,801
Other liabilities	856			834			720			864			876

Total liabilities	52,298			49,798			48,337			45,816			40,408

Stockholders’ equity	6,247			6,041			5,798			5,701			4,941

Total liabilities and stockholders’ equity	$58,545			55,839			54,135			51,517			45,349

Net interest spread			3.01			3.10			3.32			3.60			3.81
Contribution of interest-free funds			.59			.60			.45			.28			.28

Net interest income/margin on earning assets		$1,871,070	3.60%		1,837,208	3.70%		1,811,654	3.77%		1,751,902	3.88%		1,615,068	4.09%

(a)	Includes nonaccrual loans.

(b)	Includes available for sale securities at amortized cost.

Table 4 summarizes average loans and leases outstanding in 2007 and percentage changes in the major components of the portfolio over the past two years.

Table 4

AVERAGE LOANS AND LEASES
(Net of unearned discount)

		Percent Increase
		(Decrease) from
	2007	2006 to 2007	2005 to 2006
	(Dollars in millions)

Commercial, financial, etc	$12,177	8%	8%
Real estate — commercial	15,748	4	5
Real estate — consumer	6,015	20	28
Consumer
Automobile	3,043	5	(22)
Home equity lines	4,167	(1)	5
Home equity loans	1,133	(6)	(5)
Other	1,847	8	(6)

Total consumer	10,190	2	(7)

Total	$44,130	7%	5%

Commercial loans and leases, excluding loans secured by real estate, aggregated $13.1 billion at December 31, 2007, representing 27% of total loans and leases. Approximately $259 million of commercial loans were obtained in the December 2007 acquisition transactions. Table 5 presents information on commercial loans and leases as of December 31, 2007 relating to geographic area, size, and whether the loans are secured by collateral or unsecured. Of the $13.1 billion of commercial loans and leases outstanding at the end of 2007, approximately $10.4 billion, or 80%, were secured, while 51%, 23% and 12% were granted to businesses in New York State, Pennsylvania and Maryland, respectively. The Company provides financing for leases to commercial customers, primarily for equipment. Commercial leases included in total commercial loans and leases at December 31, 2007 aggregated $1.4 billion, of which 47% were secured by collateral located in New York State, 13% were secured by collateral in Maryland and another 11% were secured by collateral in Pennsylvania.
International loans included in commercial loans and leases totaled $107 million and $176 million at December 31, 2007 and 2006, respectively. The Company participates in the insurance and guarantee programs of the Export-Import Bank of the United States. These programs provide U.S. government repayment coverage of 90% to 100% on loans supporting foreign borrowers’ purchases of U.S. goods and services. The loans generally range from $1 million to $10 million. The outstanding balances of loans under these programs at December 31, 2007 and 2006 were $95 million and $143 million, respectively.

Table 5

COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT
(Excluding Loans Secured by Real Estate)

December 31, 2007

		Percent of Dollars Outstanding by Loan Size
	Outstandings	$0-1	$1-5	$5-10	$10-15	$15+
	(Dollars in millions)

New York State
Secured	$4,655	20%	23%	11%	6%	9%
Unsecured	1,426	5	6	2	2	6
Leases	631	4	4	2	—	—

Total New York State	6,712	29%	33%	15%	8%	15%

Pennsylvania
Secured	2,389	23%	25%	14%	7%	9%
Unsecured	514	6	6	2	1	2
Leases	156	3	2	—	—	—

Total Pennsylvania	3,059	32%	33%	16%	8%	11%

Maryland
Secured	1,008	25%	18%	8%	4%	8%
Unsecured	439	7	4	3	1	12
Leases	171	6	2	1	—	1

Total Maryland	1,618	38%	24%	12%	5%	21%

Other
Secured	1,027	10%	17%	15%	10%	8%
Unsecured	294	5	5	3	2	2
Leases	396	5	7	6	3	2

Total other	1,717	20%	29%	24%	15%	12%

Total commercial loans and leases	$13,106	30%	31%	16%	9%	14%

Loans secured by real estate, including outstanding balances of home equity loans and lines of credit which the Company classifies as consumer loans, represented approximately 61% of the loan and lease portfolio during 2007, compared with 62% in 2006 and 60% in 2005. At December 31, 2007, the Company held approximately $17.4 billion of commercial real estate loans, $6.2 billion of consumer real estate loans secured by one-to-four family residential properties (including $774 million of loans held for sale) and $5.5 billion of outstanding balances of home equity loans and lines of credit, compared with $15.4 billion, $6.0 billion and $5.4 billion, respectively, at December 31, 2006. Loans obtained in the December 2007 acquisition transactions included $343 million of commercial real estate loans, $1.1 billion of consumer real estate loans secured by one-to-four family residential mortgages and $269 million of outstanding home equity loans and lines of credit.
A significant portion of commercial real estate loans originated by the Company are secured by properties in the New York City metropolitan area, including areas in neighboring states generally considered to be within commuting distance of New York City, and other areas of New York State where the Company operates. Commercial real estate loans are also originated through the Company’s offices in Pennsylvania, Maryland, Virginia, Washington, D.C., Oregon, West Virginia and other states. Commercial real estate loans originated by the Company include fixed-rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity, in many cases five years after origination. For borrowers in good standing, the terms of such loans may be extended by the customer for an additional five years at the then current market rate of interest. The Company also originates fixed-rate commercial real estate loans with maturities of greater than five years, generally having original maturity terms of approximately ten years, and adjustable-rate commercial real estate loans. Excluding construction loans, adjustable-rate commercial real estate loans represented approximately 49% of the commercial real estate loan portfolio as of December 31, 2007. Table 6 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2007. Of the $6.0 billion of commercial real estate loans in the New York City metropolitan area, approximately 28% were secured by multifamily residential properties, 44% by retail space and 9% by office space. The Company’s experience has been that office space and retail properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multifamily residential properties. Approximately 57% of the aggregate dollar amount of New York City-area loans were for loans with outstanding balances of $10 million or less, while loans of more than $15 million made up approximately 34% of the total.

Table 6

COMMERCIAL REAL ESTATE LOANS
(Net of unearned discount)

December 31, 2007

		Percent of Dollars Outstanding by Loan Size
	Outstandings	$0-1	$1-5	$5-10	$10-15	$15+
	(Dollars in millions)

Metropolitan New York City
Apartments/Multifamily	$1,707	2%	10%	4%	2%	10%
Office	523	1	2	2	2	2
Retail/Services	2,654	3	13	7	3	18
Construction	455	—	2	2	1	2
Industrial	272	1	2	2	—	—
Other	393	1	2	1	1	2

Total Metropolitan New York City	6,004	8%	31%	18%	9%	34%

Other New York State
Apartments/Multifamily	300	3%	2%	1%	1%	—%
Office	921	7	10	3	1	2
Retail/Services	1,232	9	12	5	2	2
Construction	710	1	7	4	2	4
Industrial	433	6	4	1	—	—
Other	459	5	4	1	1	—

Total other New York State	4,055	31%	39%	15%	7%	8%

Pennsylvania
Apartments/Multifamily	194	3%	2%	—%	1%	1%
Office	388	7	5	2	1	—
Retail/Services	787	8	12	3	2	5
Construction	250	1	3	2	2	2
Industrial	452	6	7	3	—	1
Other	547	11	7	2	—	1

Total Pennsylvania	2,618	36%	36%	12%	6%	10%

Maryland
Apartments/Multifamily	74	1%	—%	1%	—%	1%
Office	412	7	6	2	1	3
Retail/Services	425	5	6	2	1	6
Construction	622	1	6	11	3	8
Industrial	195	3	5	1	—	—
Other	423	6	5	2	—	7

Total Maryland	2,151	23%	28%	19%	5%	25%

Other
Apartments/Multifamily	152	1%	2%	1%	—%	2%
Office	164	1	1	2	—	2
Retail/Services	1,083	2	6	9	4	20
Construction	961	9	8	6	3	11
Industrial	147	1	3	1	1	—
Other	93	1	2	1	—	—

Total other	2,600	15%	22%	20%	8%	35%

Total commercial real estate loans	$17,428	20%	32%	17%	7%	24%

Commercial real estate loans secured by properties located in other parts of New York State, Pennsylvania, Maryland and other areas tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business. Approximately 70% of the aggregate dollar amount of commercial real estate loans in New York State secured by properties located outside of the metropolitan New York City area were for loans with outstanding balances of $5 million or less. Of the outstanding balances of commercial real estate loans in Pennsylvania and Maryland, approximately 72% and 51%, respectively, were for loans with outstanding balances of $5 million or less.
Commercial real estate loans secured by properties located outside of Pennsylvania, Maryland, New York State and areas of states neighboring New York considered to be part of the New York City metropolitan area, comprised 15% of total commercial real estate loans as of December 31, 2007.
Commercial real estate construction loans presented in table 6 totaled $3.0 billion at December 31, 2007, or 6% of total loans and leases. Approximately 94% of those construction loans had adjustable interest rates. Included in such loans at December 31, 2007 were $1.5 billion of loans to developers of residential real estate properties. The remainder of the commercial real estate construction loan portfolio was comprised of loans made for various purposes, including the construction of office buildings, multi-family residential housing, retail space and other commercial development.
M&T Realty Capital Corporation, one of the Company’s commercial real estate lending subsidiaries, participates in the FNMA Delegated Underwriting and Servicing (“DUS”) program, pursuant to which commercial real estate loans are originated in accordance with terms and conditions specified by FNMA and sold. Under this program, loans are sold with partial credit recourse to M&T Realty Capital Corporation. The amount of recourse is generally limited to one-third of any credit loss incurred by the purchaser on an individual loan, although in some cases the recourse amount is less than one-third of the outstanding principal balance. At December 31, 2007 and 2006, approximately $1.0 billion and $939 million, respectively, of commercial real estate loan balances serviced for others had been sold with recourse. There have been no material losses incurred as a result of those recourse arrangements. Commercial real estate loans held for sale at December 31, 2007 and 2006 aggregated $79 million and $49 million, respectively. At December 31, 2007 and 2006, commercial real estate loans serviced for other investors by the Company were $5.3 billion and $4.9 billion, respectively. Those serviced loans are not included in the Company’s consolidated balance sheet.
Real estate loans secured by one-to-four family residential properties were $6.2 billion at December 31, 2007, including approximately 33% secured by properties located in New York State, 14% secured by properties located in Pennsylvania and 10% secured by properties located in Maryland. At December 31, 2007, $774 million of residential real estate loans were held for sale, compared with $1.9 billion at December 31, 2006. That decline in residential real estate loans held for sale resulted largely from the Company’s decision during 2007 to not actively participate in the Alt-A market. As already discussed, in March 2007 the Company transferred $883 million of Alt-A loans secured by residential real estate properties from its held-for-sale portfolio to its held-for-investment loan portfolio. The Company’s portfolio of Alt-A loans held for investment at December 31, 2007 totaled $1.2 billion, compared with $584 million and $75 million at December 31, 2006 and 2005, respectively. Loans to individuals to finance the construction of one-to-four family residential properties totaled $417 million at December 31, 2007, or approximately 1% of total loans and leases, compared with $693 million or 2% at December 31, 2006.
Consumer loans and leases comprised approximately 23% of the average loan portfolio during 2007, down from 24% in 2006 and 27% in 2005. The two largest components of the consumer loan portfolio are outstanding balances of home equity lines of credit and automobile loans and leases. Average balances of home equity lines of credit outstanding represented approximately 9% of average loans outstanding in 2007 and 10% in 2006. Automobile loans and leases represented approximately 7% of the Company’s average loan portfolio during each of 2007 and 2006. No other consumer loan product represented more than 4% of average loans outstanding in 2007. Approximately 53% of home equity lines of credit outstanding at December 31, 2007 were secured by properties in New York State, and 20% and 21% were secured by properties in Pennsylvania and Maryland, respectively. Average outstanding balances on home equity lines of credit were approximately $4.2 billion in each of 2007 and 2006. At December 31, 2007, 34% and 24% of the automobile loan and lease portfolio were to customers residing in New York State and Pennsylvania, respectively. Although automobile loans and leases have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. From mid-2004 until late 2006, the Company experienced a general slowdown in its automobile loan origination business, resulting from increased competition from other lenders, including financing incentives offered by automobile manufacturers. Throughout that period, the Company chose not to match the pricing being offered by many competitors. Since late 2006, the pricing as it relates to those loans improved such that the Company began actively originating automobile loans, which resulted in outstanding balances in this portfolio increasing to $3.8 billion at December 31, 2007 from $2.7 billion at December 31, 2006.
The Company ceased origination of automobile leases during 2003. Automobile leases outstanding averaged approximately $15 million in 2007, compared with $53 million in 2006 and $137 million in 2005. At December 31, 2007 and 2006, outstanding automobile leases totaled $5 million and $29 million, respectively.
Table 7 presents the composition of the Company’s loan and lease portfolio at the end of 2007, including outstanding balances to businesses and consumers in New York State, Pennsylvania, Maryland and other states. Approximately 49% of total loans and leases at December 31, 2007 were to New York State customers, while 19% and 12% were to Pennsylvania and Maryland customers, respectively.

Table 7

LOANS AND LEASES, NET OF UNEARNED DISCOUNT

December 31, 2007

		Percent of Dollars Outstanding
		New York
	Outstandings	State	Pennsylvania	Maryland	Other
	(Dollars in millions)

Real estate
Residential	$6,191	33%	14%	10%	43%
Commercial	17,428	58 (a)	15	12	15

Total real estate	23,619	51%	15%	12%	22%

Commercial, financial, etc	11,752	52%	25%	12%	11%
Consumer
Secured or guaranteed	11,018	41%	24%	13%	22%
Unsecured	274	45	29	20	6

Total consumer	11,292	41%	24%	13%	22%

Total loans	46,663	49%	20%	12%	19%

Leases
Commercial	1,354	47%	11%	13%	29%
Consumer	5	18	57	—	25

Total leases	1,359	46%	12%	13%	29%

Total loans and leases	$48,022	49%	19%	12%	20%

(a)	Includes loans secured by properties located in neighboring states generally considered to be within commuting distance of New York City.

Balances of investment securities averaged $7.3 billion in 2007, compared with $8.0 billion and $8.5 billion in 2006 and 2005, respectively. The declines in such securities during 2007 and 2006 largely reflect net paydowns and maturities of mortgage-backed securities, collateralized mortgage obligations and U.S. federal agency securities. Until the second half of 2007, the Company had allowed the investment securities portfolio to decline as the opportunity to purchase securities at favorable spreads, that is, the difference between the yield earned on a security and the rate paid on funds used to purchase it, had been limited. During the third quarter of 2007, spreads on residential mortgage-backed securities became more favorable and the Company purchased approximately $800 million of collateralized mortgage obligations and other mortgage-backed securities. The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates or spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination. During December 2007, the Company securitized approximately $950 million of residential real estate loans obtained in the Partners Trust acquisition in a guaranteed mortgage securitization with FNMA. The Company recognized no gain or loss on the transaction as it retained all of the resulting securities, which are held in the available-for-sale investment securities portfolio. As previously discussed, during the fourth quarter of 2007, the Company recognized other-than-temporary impairment charges of $127 million related to collateralized debt obligations. The remaining balance of collateralized debt obligations backed by residential mortgage loans was $4 million at the 2007 year-end. During 2005 the Company recognized an other-than-temporary impairment charge of $29 million related to its holdings of preferred stock of FNMA and FHLMC. The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” As of December 31, 2007 and 2006, the Company concluded that the remaining declines were temporary in nature. Further discussion of that decision is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in note 3 of Notes to Financial Statements.
Other earning assets include deposits at banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $503 million in 2007, $183 million in 2006 and $113 million in 2005. Reflected in those balances were purchases of investment securities under agreements to resell which averaged $417 million and $50 million during 2007 and 2006, respectively. The average balance in 2005 was insignificant. The higher level of resell agreements in 2007 as compared with 2006 was due, in part, to the need to collateralize deposits of municipalities. There were no outstanding resell agreements at December 31, 2007. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.
The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, N.A. are also included in core deposits. Core deposits averaged $28.6 billion in 2007, $28.3 billion in 2006 and $27.9 billion in 2005. The Partners Trust and First Horizon acquisition transactions in late-2007 added $2.0 billion of core deposits on the respective acquisition dates, however, the Company’s average core deposits in 2007 only increased $156 million from those transactions. The previously discussed June 30, 2006 branch acquisition added approximately $880 million to average core deposits during the second half of 2006, or approximately $443 million for the year ended December 31, 2006. The rise in average balances of time deposits less than $100,000 in 2006 as compared with 2005 was partially due to customer response to higher interest rates offered on those products, resulting in a shift of funds from savings and noninterest-bearing deposit accounts to time deposits. Average core deposits of M&T Bank, N.A. were $208 million in 2007, $387 million in 2006 and $216 million in 2005. Funding provided by core deposits represented 55% of average earning assets in 2007, compared with 57% in 2006 and 58% in 2005. Table 8 summarizes average core deposits in 2007 and percentage changes in the components of such deposits over the past two years.

Table 8

AVERAGE CORE DEPOSITS

		Percentage Increase
		(Decrease) from
	2007	2006 to 2007	2005 to 2006
	(Dollars in millions)

NOW accounts	$461	6%	9%
Savings deposits	14,898	4	(3)
Time deposits under $100,000	5,796	(3)	29
Noninterest-bearing deposits	7,400	(2)	(6)

Total	$28,555	1%	1%

Additional sources of funding for the Company include domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $2.7 billion in 2007, $2.9 billion in 2006 and $1.8 billion in 2005. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $4.2 billion in 2007, $3.6 billion in 2006 and $3.8 billion in 2005. Average brokered time deposits totaled $2.1 billion in 2007, compared with $3.5 billion in 2006 and $2.7 billion in 2005, and at December 31, 2007 and 2006 totaled $1.8 billion and $2.7 billion, respectively. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $205 million of brokered time deposits. The Company also had brokered money-market deposit accounts, which averaged $87 million, $69 million and $62 million in 2007, 2006 and 2005, respectively. Offshore branch deposits and brokered deposits have been used by the Company as an alternative to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.
The Company also uses borrowings from banks, securities dealers, various FHLBs, and others as sources of funding. The average balance of short-term borrowings was $5.4 billion in 2007, $4.5 billion in 2006 and $4.9 billion in 2005. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature daily, that averaged $4.6 billion, $3.7 billion and $4.1 billion in 2007, 2006 and 2005, respectively. Overnight federal funds borrowings represent the largest component of short-term borrowings and are obtained from a wide variety of banks and other financial institutions. Also included in short-term borrowings is a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank, all of which was in use at the 2007, 2006 and 2005 year-ends. The subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company. The average balance of this borrowing was $437 million in 2007 and $500 million in each of 2006 and 2005. Additional information about M&T Auto Receivables I, LLC and the revolving borrowing agreement is included in note 18 of Notes to Financial Statements. Average short-term borrowings during 2007 included $160 million of borrowings from the FHLB of New York. There were no similar short-term borrowings in 2005 or 2006.
Long-term borrowings averaged $8.4 billion in 2007, $6.0 billion in 2006 and $6.4 billion in 2005. Included in average long-term borrowings were amounts borrowed from the FHLBs of $4.3 billion in 2007 and $3.8 billion in each of 2006 and 2005, and subordinated capital notes of $1.6 billion in 2007, $1.2 billion in 2006 and $1.3 billion in 2005. M&T Bank issued $400 million and $500 million of subordinated notes in December 2007 and 2006, respectively, in part to maintain appropriate regulatory capital ratios. The notes issued in December 2007 bear a fixed rate of interest of 6.625% and mature in December 2017. The 2006 notes bear a fixed rate of interest of 5.629% until December 2016 and a floating rate thereafter until maturity in December 2021, at a rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus .64%. Beginning December 2016, M&T Bank may, at its option and subject to prior regulatory approval, redeem some or all of those notes on any interest payment date. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. Those swap agreements are used to hedge approximately $637 million of fixed rate subordinated notes and $1.5 billion of long-term variable-rate FHLB borrowings. Further information on interest rate swap agreements is provided in note 17 of Notes to Financial Statements. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $716 million, $712 million and $711 million in 2007, 2006 and 2005, respectively. Additional information regarding junior subordinated debentures, as well as information regarding contractual maturities of long-term borrowings, is provided in note 9 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.6 billion, $258 million and $549 million during 2007, 2006 and 2005, respectively. The agreements, which were entered into due to favorable rates available, have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates. Long-term borrowings include $300 million of senior notes issued by M&T in May 2007, which averaged $182 million during 2007. Those notes bear a fixed rate of interest of 5.375% and mature in May 2012.
Changes in the composition of the Company’s earning assets and interest-bearing liabilities as described herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, declined 9 basis points from 3.10% in 2006 to 3.01% in 2007. The yield on earning assets during 2007 was 6.86%, 15 basis points higher than 6.71% in 2006, while the rate paid on interest-bearing liabilities increased 24 basis points to 3.85% from 3.61% in 2006. The yield on the Company’s earning assets rose 88 basis points in 2006 from 5.83% in 2005, while the rate paid on interest-bearing liabilities in 2006 was up 110 basis points from 2.51% in 2005. As a result, the Company’s net interest spread decreased from 3.32% in 2005 to 3.10% in 2006. During the period from February 2005 until June 29, 2006, the Federal Reserve raised its benchmark overnight federal funds target rate twelve times, each increase representing a 25 basis point increment over the previously effective target rate. Specifically, during 2005, eight increases were initiated, while during the first half of 2006, four increases were initiated. Those rate increases resulted in the rates the Company paid on interest-bearing liabilities, most notably short-term borrowings, rising more rapidly than the yields on earning assets during 2005 and 2006. In September 2007, the Federal Reserve began lowering its federal funds target rate, first by 50 basis points, then two more times during the fourth quarter by 25 basis points. As a result, the rate of increase from 2006 to 2007 for interest rates earned and paid by the Company slowed, and during the final quarter of 2007, those rates actually declined as compared with that year’s third quarter. Contributing to the decline in net interest spread from 2006 to 2007 was the impact of funding the $300 million BLG investment in February 2007 as well as higher rates paid on deposits and variable-rate borrowings that were only partially offset by higher yields on loans and investment securities.
Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill, core deposit and other intangible assets and, in 2007, M&T’s investment in BLG. Net interest-free funds averaged $7.9 billion in 2007, compared with $8.2 billion in 2006 and $8.6 billion in 2005. Goodwill and core deposit and other intangible assets averaged $3.2 billion in 2007, $3.1 billion in 2006, and $3.0 billion in 2005. The cash surrender value of bank owned life insurance averaged $1.1 billion in each of 2007 and 2006 and $1.0 billion in 2005. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .59% in 2007, .60% in 2006 and .45% in 2005. The impact of slightly higher rates on interest-bearing liabilities during 2007 as compared with 2006, which are used to value such contribution, was offset by the effect of a lower balance of interest-free funds. The rise in the contribution to net interest margin ascribed to net interest-free funds in 2006 as compared with 2005 resulted largely from the impact of significantly higher interest rates on interest-bearing liabilities used to value such contribution.
Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.60% in 2007, compared with 3.70% in 2006 and 3.77% in 2005. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.
Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $2.3 billion at December 31, 2007. Under the terms of $842 million of these swap agreements that are designated as fair value hedges, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates and makes payments at variable rates. Under the terms of the remaining $1.5 billion of swap agreements outstanding at the 2007 year-end that are designated as cash flow hedges, the Company pays a fixed rate of interest and receives a variable rate. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized in 2007, 2006 and 2005 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented a gain of approximately $17 million at December 31, 2007 and a loss of approximately $15 million at December 31, 2006. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The estimated fair values of the interest rate swap agreements designated as cash flow hedges were losses of approximately $17 million at December 31, 2007. Net of applicable income taxes, such losses were approximately $10 million and have been included in “accumulated other comprehensive income, net” in the Company’s consolidated balance sheet. There were no swap agreements designated as cash flow hedges at December 31, 2006. The changes in the fair values of the interest rate swap agreements and the hedged items result from the effects of changing interest rates. Additional information about those swap agreements and the items being hedged is included in note 17 of Notes to Financial Statements. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in table 9.

Table 9

INTEREST RATE SWAP AGREEMENTS

	Year Ended December 31
	2007		2006		2005
	Amount	Rate(a)	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)

Increase (decrease) in:
Interest income	$—	—%	$—	—%	$—	—%
Interest expense	2,556	.01	4,281	.01	(5,526)	(.01)

Net interest income/margin	$(2,556)	(.01)%	$(4,281)	(.01)%	$5,526	.01%

Average notional amount	$1,410,542		$774,268		$767,175
Rate received(b)		5.66%		5.19%		6.62%
Rate paid(b)		5.84%		5.74%		5.90%

(a)	Computed as a percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during year.

Provision for Credit Losses
The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses was $192 million in 2007, up from $80 million in 2006 and $88 million in 2005. Net loan charge-offs increased to $114 million in 2007 from $68 million and $77 million in 2006 and 2005, respectively. Net loan charge-offs as a percentage of average loans outstanding were .26% in 2007, compared with .16% in 2006 and .19% in 2005. The significant increase in the provision for credit losses in 2007 as compared with the two preceding years was due, in part, to a pronounced downturn in the residential real estate market. Declining real estate valuations and higher levels of delinquencies and charge-offs throughout 2007 significantly affected the quality of the Company’s residential real estate loan portfolio. Specifically, the Company’s Alt-A residential real estate loan portfolio and its residential real estate builder and developer loan portfolio experienced the majority of the credit problems related to the turmoil in the residential real estate marketplace. In response to the deteriorating quality of the Alt-A portfolio, the Company decided in 2007’s fourth quarter to accelerate the timing related to when residential real estate loans are charged off. The excess of such loan balances over the net realizable value of the property collateralizing the loan is now charged off when the loan becomes past due 150 days, whereas the Company’s past practice had been to provide an allowance for credit losses for such amounts and charge off those loans upon foreclosure of the underlying property. The change in accounting procedure resulted in $15 million of additional charge-offs in 2007. The declining real estate valuations also contributed to provisions for credit losses related to two residential builders and developers during the final quarter of 2007. A summary of the Company’s loan charge-offs, provision and allowance for credit losses is presented in table 10.

Table 10

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

	2007	2006	2005	2004	2003
	(Dollars in thousands)

Allowance for credit losses beginning balance	$649,948	$637,663	$626,864	$614,058	$436,472
Charge-offs during year
Commercial, financial, agricultural, etc.	32,206	23,949	32,210	33,340	44,782
Real estate — construction	3,830	—	—	—	2
Real estate — mortgage	23,552	6,406	4,708	10,829	13,999
Consumer	86,710	65,251	70,699	74,856	68,737

Total charge-offs	146,298	95,606	107,617	119,025	127,520

Recoveries during year
Commercial, financial, agricultural, etc.	8,366	4,119	6,513	13,581	12,517
Real estate — construction	—	—	—	—	4
Real estate — mortgage	1,934	1,784	3,887	4,051	3,436
Consumer	22,243	21,988	20,330	19,700	15,047

Total recoveries	32,543	27,891	30,730	37,332	31,004

Net charge-offs	113,755	67,715	76,887	81,693	96,516
Provision for credit losses	192,000	80,000	88,000	95,000	131,000
Allowance for credit losses acquired during the year	32,668	—	—	—	146,300
Allowance related to loans sold or securitized	(1,422)	—	(314)	(501)	(3,198)

Allowance for credit losses ending balance	$759,439	$649,948	$637,663	$626,864	$614,058

Net charge-offs as a percent of:
Provision for credit losses	59.25%	84.64%	87.37%	85.99%	73.68%
Average loans and leases, net of unearned discount	.26%	.16%	.19%	.22%	.28%
Allowance for credit losses as a percent of loans and leases, net of unearned discount, at year-end	1.58%	1.51%	1.58%	1.63%	1.72%

Nonperforming loans, consisting of nonaccrual and restructured loans, aggregated $447 million or .93% of outstanding loans and leases at December 31, 2007, compared with $224 million or .52% at December 31, 2006 and $156 million or .39% at December 31, 2005. Major factors contributing to the rise in nonperforming loans from the 2006 year-end to December 31, 2007 were a $133 million increase in residential real estate loans and an $83 million increase in loans to residential builders and developers. The increase in nonperforming residential real estate loans was the result of the residential real estate market turmoil and its impact on the portfolio of Alt-A loans and reflected the change in accounting procedure in December 2007 whereby residential real estate loans previously classified as nonaccrual when payments were 180 days past due now stop accruing interest when principal or interest is delinquent 90 days. The impact of the acceleration of the classification of such loans as nonaccrual resulted in an increase in nonperforming loans of $84 million and a corresponding decrease in loans past due 90 days and accruing interest. The higher level of nonaccrual builder and developer loans was largely due to deteriorating residential real estate values. The increase in nonperforming loans at December 31, 2006 from a year earlier was largely due to the 2006 addition of four relationships with automobile dealers totaling approximately $41 million. During 2007, outstanding nonaccrual loan balances relating to those four relationships declined $36 million, largely the result of payments received.

Accruing loans past due 90 days or more were $77 million or .16% of total loans and leases at December 31, 2007, compared with $111 million or .26% at December 31, 2006 and $129 million or .32% at December 31, 2005. Those loans included loans guaranteed by government-related entities of $73 million, $77 million and $106 million at December 31, 2007, 2006 and 2005, respectively. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $67 million at December 31, 2007, $65 million at December 31, 2006 and $79 million at December 31, 2005. Loans past due 90 days or more and accruing interest that were guaranteed by government-related entities also included foreign commercial and industrial loans supported by the Export-Import Bank of the United States that totaled $5 million at December 31, 2007, compared with $11 million and $26 million at December 31, 2006 and 2005, respectively. A summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in table 11.

Table 11

NONPERFORMING ASSETS AND PAST DUE LOAN DATA

December 31	2007	2006	2005	2004	2003
	(Dollars in thousands)

Nonaccrual loans	$431,282	$209,272	$141,067	$162,013	$232,983
Renegotiated loans	15,884	14,956	15,384	10,437	7,309

Total nonperforming loans	447,166	224,228	156,451	172,450	240,292
Real estate and other assets owned	40,175	12,141	9,486	12,504	19,629

Total nonperforming assets	$487,341	$236,369	$165,937	$184,954	$259,921

Accruing loans past due 90 days or more(a)	$77,319	$111,307	$129,403	$154,590	$154,759
Government guaranteed loans included in totals above:
Nonperforming loans	$19,125	$17,586	$13,845	$15,273	$19,355
Accruing loans past due 90 days or more	72,705	76,622	105,508	120,700	124,585
Nonperforming loans to total loans and leases, net of unearned discount	.93%	.52%	.39%	.45%	.67%
Nonperforming assets to total net loans and leases and real estate and other assets owned	1.01%	.55%	.41%	.48%	.73%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.16%	.26%	.32%	.40%	.43%

(a)	Predominately residential mortgage loans.

Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, in general, and due to the size of the Company’s real estate loan portfolios, real estate valuations, in particular. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Likewise, residential real estate values in certain areas in the United States can be subject to rapid movements due to changes in economic conditions, interest rates and liquidity in the secondary markets for loans secured by residential real estate.
Net charge-offs of commercial loans and leases totaled $24 million in 2007, $20 million in 2006 and $26 million in 2005. Nonperforming commercial loans and leases were $79 million at each of

December 31, 2007 and 2006, and $39 million at December 31, 2005. The addition of a number of smaller credits (less than $5 million) to the nonperforming loan category during 2007 was largely offset by a $27 million net decline in nonperforming loans to automobile dealers predominantly due to payments received. Reflecting the granularity of the Company’s commercial loan and lease portfolio, there were only two loans classified as nonperforming in the portfolio that exceeded $5 million. The increase from the 2005 year-end to December 31, 2006 largely reflects the addition of four relationships with automobile dealers aggregating $41 million. Continued slowing of domestic automobile sales in 2006 resulted in a difficult operating environment for certain automobile dealers, leading to deteriorating financial results. As noted above, during 2007 the Company’s nonperforming automobile dealer loans declined significantly.
Net charge-offs of commercial real estate loans during 2007 and 2006 were $6 million and $1 million, respectively, compared with net recoveries of $1 million in 2005. Reflected in 2007’s charge-offs were $4 million related to loans to residential real estate builders and developers. Commercial real estate loans classified as nonperforming totaled $118 million at December 31, 2007, compared with $57 million at December 31, 2006 and $44 million at December 31, 2005. The rise in such loans during 2007 was the result of the addition of $83 million of loans to residential homebuilders and developers, reflecting the impact of the downturn in the residential real estate market, including declining real estate values. The increase from the end of 2005 to the 2006 year-end was largely due to the addition of a $10 million loan to an assisted living facility (which was subsequently paid off in 2007).
Residential real estate loans charged off, net of recoveries, were $19 million in 2007, $4 million in 2006 and $2 million in 2005. Nonperforming residential real estate loans at the end of 2007 totaled $181 million, compared with $42 million and $29 million at December 31, 2006 and 2005, respectively. As already noted, the significant increase in such loans from December 31, 2006 includes the effect of the change in accounting procedure for nonaccrual residential real estate loans. Declining real estate values and higher levels of delinquencies have also contributed to the rise in residential real estate loans classified as nonaccrual, largely in the Company’s Alt-A portfolio, and to the level of charge-offs. Included in residential real estate loan net charge-offs and nonperforming loans were net charge-offs of Alt-A loans in 2007 of $12 million, while nonperforming Alt-A loans aggregated $90 million at the 2007 year-end. Net charge-offs of Alt-A loans in 2006 were insignificant and nonperforming Alt-A loans at December 31, 2006 totaled $19 million. The Company did not have any Alt-A charge-offs in 2005, nor any nonperforming Alt-A loans at the 2005 year-end. Residential real estate loans past due 90 days or more and accruing interest totaled $66 million, $92 million and $96 million at December 31, 2007, 2006 and 2005, respectively. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities.
Net charge-offs of consumer loans and leases during 2007 were $65 million, representing .63% of average consumer loans and leases outstanding, compared with $43 million or .43% in 2006 and $50 million or .47% in 2005. Indirect automobile loans and leases represented the most significant category of consumer loan charge-offs during the past three years. Net charge-offs of indirect automobile loans and leases were $28 million during 2007, $24 million during 2006 and $37 million during 2005. Consumer loan charge-offs also include recreational vehicle loans and leases of $11 million, $9 million and $8 million during 2007, 2006 and 2005, respectively, and home equity loans and lines of credit secured by one-to-four family residential properties of $16 million during 2007 and $2 million during each of 2006 and 2005. The increase in charge-offs of home equity loans and lines of credit from 2006 to 2007 was largely due to a rise in Alt-A charge-offs. Nonperforming consumer loans and leases were $69 million at December 31, 2007, representing .61% of outstanding consumer loans and leases, compared with $46 million or .46% at December 31, 2006 and $44 million or .42% at December 31, 2005. The Company experienced a rise in delinquencies in the consumer loan portfolio during 2007, as compared with the preceding two years. At the 2007, 2006 and 2005 year-ends, consumer loans and leases delinquent 30-90 days totaled $155 million, $122 million and $115 million, respectively, or 1.38%, 1.23% and 1.10% of outstanding consumer loans. Consumer loans and leases past due 90 days or more and accruing interest totaled $1 million at each of December 31, 2007 and 2005, and $3 million at December 31, 2006.

Management regularly assesses the adequacy of the allowance for credit losses by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and assessing the adequacy of the Company’s allowance for such losses as of each reporting date. Factors also considered by management when performing its assessment, in addition to general economic conditions and the other factors described above, included, but were not limited to: (i) the impact of declining residential real estate values on the Company’s portfolio of loans to residential real estate builders and developers; (ii) the repayment performance associated with the Company’s portfolio of Alt-A residential mortgage loans; (iii) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (iv) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; and (v) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types. The level of the allowance is adjusted based on the results of management’s analysis.
Management cautiously and conservatively evaluated the allowance for credit losses as of December 31, 2007 in light of (i) the declining residential real estate values and emergence of higher levels of delinquencies of residential real estate loans; (ii) the sluggish pace of economic growth in many of the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company in late 2007. Although the national economy experienced moderate growth in 2006 and 2007 with inflation being reasonably well contained, concerns exist about the level and volatility of energy prices; a weakening housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; sluggish job creation and rising unemployment, which could cause consumer spending to slow; the underlying impact on businesses’ operations and abilities to repay loans should consumer spending slow; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued slowing of domestic automobile sales.
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
Loan balances utilized in the inherent base level loss component computations exclude loans and leases for which specific allocations are maintained. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, financial condition, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry.
To better classify inherent losses by specific loan categories, beginning in 2006 amounts previously included in the inherent unallocated portion of the allowance for such things as customer, industry and geographic concentrations as well as for certain national and local economic conditions have been included in the inherent base level loss component. As a result, probable losses resulting from (i) comparatively poorer economic conditions and an unfavorable business climate in many market regions served by the Company, specifically upstate New York and central Pennsylvania, that resulted in such regions experiencing significantly poorer economic growth and vitality as compared with much of the rest of the country; (ii) portfolio concentrations regarding loan type, collateral type and geographic location, in particular the large concentration of commercial real estate loans secured by properties in the New York City metropolitan area and other areas of New York State; and (iii) additional risk associated with the Company’s portfolio of consumer loans, in particular automobile loans and leases, which generally have higher rates of loss than other types of collateralized loans, have been included in the inherent base level loss components at December 31, 2007 and 2006.
In evaluating collateral, the Company relies extensively on internally and externally prepared valuations. In 2007, valuations of residential real estate, which are usually based on sales of comparable properties, declined significantly in many regions across the United States. Commercial real estate valuations also refer to sales of comparable properties but oftentimes are based on calculations that utilize many assumptions and, as a result, can be highly subjective. Specifically, commercial real estate values in the New York City metropolitan area can be significantly affected over relatively short periods of time by changes in business climate, economic conditions and interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Additionally, management is aware that there is oftentimes a delay in the recognition of credit quality changes in loans in assigned loan grades due to the elapse of time between the manifestation and reporting of underlying events that impact credit quality and, accordingly, loss estimates derived from the inherent base level loss component computation are adjusted for current national and local economic conditions and trends. Economic indicators in the most significant market regions served by the Company were mixed during 2007. Private sector job growth in the upstate New York market was 0.5%, or well below the 1.3% national average. The manufacturing-oriented metropolitan areas of Buffalo, Rochester and Binghamton continued to experience weakness, including continued industrial downsizing. Job growth in areas of Pennsylvania served by the Company and in Maryland matched the national average. The results for the Pennsylvania markets are particularly noteworthy since job growth in that region had significantly lagged national averages for several years prior to 2007. Job growth in New York City (1.8%) and the Greater Washington D.C. region (1.8%) was higher than the national average in 2007. These mixed signals on private sector job growth, combined with concerns about a possible economic recession, real estate valuations, high levels of consumer indebtedness, high and volatile energy prices, weak population growth in the upstate New York and central Pennsylvania regions that lagged national population growth trends and other factors, continue to indicate to management an environment of economic uncertainty, particularly in the markets served by the Company in New York and Pennsylvania where two-thirds of its lending business is conducted.
The specific loss components and the inherent base level loss components together comprise the total base level or “allocated” allowance for credit losses. Such allocated portion of the allowance represents management’s assessment of losses existing in specific larger balance loans that are reviewed in detail by management and pools of other loans that are not individually analyzed. In addition, the Company has always provided an inherent unallocated portion of the allowance that is intended to recognize probable losses that are not otherwise identifiable. The inherent unallocated allowance includes management’s subjective determination of amounts necessary for such things as: (i) the effect of expansion into new markets, including market areas entered through acquisitions, for which the Company does not have the same degree of familiarity and experience regarding portfolio performance in changing market conditions; (ii) the introduction of new loan and lease product types, including loans and leases to foreign and domestic borrowers obtained through acquisitions; and (iii) the possible use of imprecise estimates in determining the allocated portion of the allowance.
A comparative allocation of the allowance for credit losses for each of the past five year-ends is presented in table 12. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodology described herein. Variations in the allocation of the allowance by loan category as a percentage of those loans reflect changes in management’s estimate of specific loss components and inherent base level loss components, including the impact of the increased delinquencies and nonaccrual loans that are secured by residential real estate in 2007, and beginning in 2006, the allocation of losses that were previously unallocated for such things as customer, industry and geographic concentrations, certain national and local economic conditions, and other factors. As described in note 4 of Notes to Financial Statements, loans considered impaired pursuant to the requirements of SFAS No. 114 were $225 million at December 31, 2007 and $153 million at December 31, 2006. The allocated portion of the allowance for credit losses related to impaired loans totaled $55 million at December 31, 2007 and $23 million at December 31, 2006. The unallocated portion of the allowance for credit losses was equal to .19% and .21% of gross loans outstanding at December 31, 2007 and 2006, respectively. Given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management deliberately remained cautious and conservative in establishing the overall allowance for credit losses. Given the Company’s high concentration of real estate loans and considering the other factors already discussed herein, management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Nevertheless, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category.

Table 12

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

December 31	2007	2006	2005	2004	2003
	(Dollars in thousands)

Commercial, financial, agricultural, etc	$216,833	$212,945	$136,852	$147,550	$186,902
Real estate	283,127	221,747	161,003	166,910	170,493
Consumer	167,984	124,675	133,541	148,591	152,759
Unallocated	91,495	90,581	206,267	163,813	103,904

Total	$759,439	$649,948	$637,663	$626,864	$614,058

As a Percentage of Gross Loans and Leases Outstanding
Commercial, financial, agricultural, etc.	1.62%	1.79%	1.23%	1.45%	1.99%
Real estate	1.20	1.04	.85	.96	1.10
Consumer	1.49	1.26	1.27	1.33	1.37

Management believes that the allowance for credit losses at December 31, 2007 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $759 million or 1.58% of total loans and leases at December 31, 2007, compared with $650 million or 1.51% at December 31, 2006 and $638 million or 1.58% at December 31, 2005. The increase in the level of the allowance as a percentage of outstanding loans and leases at December 31, 2007 as compared with a year earlier reflects management’s evaluation of the loan portfolio as described herein, including the impact of lower residential real estate values and higher levels of delinquencies and charge-offs in the Company’s portfolio of Alt-A loans and lower residential real estate valuations related to loans to residential builders and developers. The decline in the level of the allowance as a percentage of outstanding loans and leases from the 2005 year-end to December 31, 2006 reflects management’s evaluation of the loan portfolio as described herein, including a change in portfolio mix resulting from higher balances of residential real estate loans and lower balances of consumer loans. In general, through 2006 the Company had historically experienced significantly lower charge-off rates on residential real estate loans than on consumer loans. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolios also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance to nonperforming loans at the end of 2007, 2006 and 2005 was 170%, 290% and 408%, respectively. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.
In establishing the allowance for credit losses, management follows the methodology described herein, including taking a conservative view of borrowers’ abilities to repay loans. The establishment of the allowance is extremely subjective and requires management to make many judgments about borrower, industry, regional and national economic health and performance. In order to present examples of the possible impact on the allowance from certain changes in credit quality factors, the Company assumed the following scenarios for possible deterioration of credit quality:

•	For consumer loans and leases considered smaller balance homogenous loans and evaluated collectively, a 20 basis point increase in loss factors;
•	For residential real estate loans and home equity loans and lines of credit, also considered smaller balance homogenous loans and evaluated collectively, a 20% increase in estimated inherent losses; and
•	For commercial loans and commercial real estate loans, which are not similar in nature, a migration of loans to lower-ranked risk grades resulting in a 30% increase in the balance of classified credits in each risk grade.

For possible improvement in credit quality factors, the scenarios assumed were:

•	For consumer loans and leases, a 10 basis point decrease in loss factors;
•	For residential real estate loans and home equity loans and lines of credit, a 5% decrease in estimated inherent losses; and
•	For commercial loans and commercial real estate loans, a migration of loans to higher-ranked risk grades resulting in a 5% decrease in the balance of classified credits in each risk grade.

The scenario analyses resulted in an additional $63 million in losses that could be identifiable under the assumptions for credit deterioration, whereas under the assumptions for credit improvement a $15 million reduction in such losses could occur. These examples are only a few of numerous reasonably possible scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses based on changes in assumptions and other factors.
Commercial real estate loans secured by properties used in providing retail goods and services in the New York City metropolitan area represented 6% of loans outstanding at December 31, 2007. The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2007. Outstanding loans to foreign borrowers were $107 million at December 31, 2007, or .2% of total loans and leases.
Assets acquired in settlement of defaulted loans totaled $40 million at December 31, 2007, compared with $12 million and $9 million at December 31, 2006 and 2005, respectively. The increase from the prior year-ends to December 31, 2007 resulted from higher residential real estate loan defaults in 2007.

Other Income
Other income declined 11% to $933 million in 2007 from $1.05 billion in 2006. That decline resulted from the previously discussed $127 million other-than-temporary impairment charge in 2007 related to collateralized debt obligations held in M&T’s available-for-sale investment securities portfolio. Excluding that charge, other income was $1.06 billion in 2007, 1% higher than in 2006. Higher service charges on deposit accounts, trust income, and trading account and foreign exchange gains, and $9 million related to M&T’s pro-rata portion of the operating results of BLG were largely offset by a $31 million decline in mortgage banking revenues and a $13 million gain in 2006 from the accelerated recognition of a purchase accounting premium related to the call of a $200 million borrowing from the FHLB of Atlanta. The December 2007 acquisition transactions did not contribute significantly to other income in 2007.
Other income in 2006 was 10% above the $950 million earned in 2005. Higher levels of mortgage banking revenues, service charges on deposit accounts, trust income, brokerage services income, and other revenues contributed to that improvement. Included in other income for 2006 was the $13 million gain related to the call of an FHLB borrowing, while other income in 2005 reflected a $29 million other-than-temporary impairment charge related to the Company’s investment in certain preferred stock issuances of FNMA and FHLMC held in the available-for-sale investment securities portfolio. Excluding gains and losses from investment securities from both years and the $13 million gain on the called borrowing in 2006, other income increased 5% from 2005 to 2006.
Mortgage banking revenues were $112 million in 2007, $143 million in 2006 and $136 million in 2005. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities is largely comprised of the origination, sales and servicing of loans in conjunction with the FNMA DUS program.
Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, decreased 25% to $86 million in 2007 from $114 million in 2006. The decline in residential mortgage banking revenues in 2007 as compared with 2006 resulted from lower realized gains from sales of residential mortgage loans and loan servicing rights due to slimmer margins realized by the Company resulting from changes in market conditions. Residential mortgage banking revenues in 2006 were 7% higher than the $107 million earned in 2005. Higher revenue from servicing residential mortgage loans for others was the leading factor in the improvement.
Residential mortgage loans originated for sale to other investors totaled approximately $5.6 billion in 2007, compared with $6.4 billion in 2006 and $6.5 billion in 2005. Residential mortgage loans sold to investors totaled $5.3 billion in each of 2007 and 2005 and $5.0 billion in 2006. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled $3 million in 2007, compared with $41 million in 2006 and $42 million in 2005. Changing market conditions that led to substantial reductions in investor demand for Alt-A residential mortgage loans resulted in an overall narrowing of margins realized from the sale of loans. That narrowing contributed significantly to the $38 million decline in revenues from 2006 to 2007 that was noted above. Also reflected in the 2007 results were $18 million of losses recognized in the first quarter specifically related to Alt-A residential mortgage loans. Unfavorable market conditions and a lack of market liquidity impacted the Company’s willingness to sell Alt-A mortgage loans during the first quarter of 2007. As a result, the Company reclassified $883 million of Alt-A loans previously held for sale (including $808 million of first mortgage loans and $75 million of second mortgage loans) to its held-for-investment loan portfolio during 2007’s first quarter. In accordance with GAAP, loans held for sale must be recorded at the lower of cost or market value. Accordingly, prior to reclassifying the $883 million of Alt-A mortgage loans to held for investment, the carrying value of such loans was reduced by $12 million to reflect estimated market value. In addition, the Company is contractually obligated to repurchase some previously sold Alt-A loans that do not ultimately meet investor sale criteria, including instances when mortgagors fail to make timely payments during the first 90 days subsequent to the sale date. As a result, during the first quarter of 2007, the Company accrued $6 million to provide for declines in market value of previously sold Alt-A mortgage loans that the Company may be required to repurchase.
Revenues from servicing residential mortgage loans for others rose to $73 million in 2007 from $66 million in 2006 and $58 million in 2005. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans totaling $21 million, $14 million and $10 million in 2007, 2006 and 2005, respectively. Residential mortgage loans serviced for others totaled $19.4 billion at December 31, 2007, $16.7 billion a year earlier and $15.6 billion at December 31, 2005, including the small balance commercial mortgage loans noted above of approximately $4.9 billion, $3.3 billion and $2.4 billion at December 31, 2007, 2006 and 2005, respectively. Capitalized residential mortgage loan servicing assets, net of a valuation allowance for possible impairment, totaled $170 million at December 31, 2007, compared with $153 million and $140 million at December 31, 2006 and 2005, respectively. The valuation allowance for possible impairment of capitalized residential mortgage servicing assets totaled $6 million, $10 million and $20 million at the 2007, 2006 and 2005 year-ends, respectively. Included in capitalized residential mortgage servicing assets were purchased servicing rights associated with the small balance commercial mortgage loans noted above of $57 million, $36 million and $23 million at December 31, 2007, 2006 and 2005, respectively. Servicing rights for the small balance commercial mortgage loans were purchased from BLG or its affiliates. In addition, at December 31, 2007 capitalized servicing rights included $40 million for servicing rights for $4.6 billion of residential real estate loans that were purchased from affiliates of BLG. Additional information about the Company’s relationship with BLG and its affiliates is provided in note 24 of Notes to Financial Statements. Additional information about the Company’s capitalized residential mortgage loan servicing assets, including information about the calculation of estimated fair value, is presented in note 7 of Notes to Financial Statements. Commitments to sell residential mortgage loans and commitments to originate residential mortgage loans for sale at pre-determined rates were $772 million and $492 million, respectively, at December 31, 2007, $1.8 billion and $680 million, respectively, at December 31, 2006 and $923 million and $352 million, respectively, at December 31, 2005. Net unrealized losses on hedged residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $7 million and $5 million at December 31, 2007 and 2005, respectively, compared with net unrealized gains of $4 million at December 31, 2006. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in net decreases in revenue of $23 million (including $12 million to record the Alt-A mortgage loans transferred from held for sale to held for investment at the lower of cost or market value) in 2007 and $8 million in 2005, and a net increase in revenue of $2 million in 2006.
Commercial mortgage banking revenues totaled $26 million in 2007 and $29 million in each of 2006 and 2005. Revenues from loan origination and sales activities were $13 million in 2007, compared with $15 million in 2006 and $14 million in 2005. Loan servicing revenues totaled $13 million in 2007, $14 million in 2006 and $15 million in 2005. Capitalized commercial mortgage loan servicing assets totaled $20 million at December 31, 2007 and $21 million at each of December 31, 2006 and 2005. Commercial mortgage loans serviced for other investors totaled $5.3 billion, $4.9 billion and $4.3 billion at December 31, 2007, 2006 and 2005, respectively, and included $1.0 billion, $939 million and $941 million, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $174 million and $97 million, respectively, at December 31, 2007, $115 million and $66 million, respectively, at December 31, 2006 and $241 million and $42 million, respectively, at December 31, 2005. Commercial mortgage loans held for sale totaled $79 million, $49 million and $199 million at December 31, 2007, 2006 and 2005, respectively.
Service charges on deposit accounts rose 7% to $409 million in 2007 from $381 million in 2006. Deposit account service charges in 2005 were $370 million. The higher levels of such revenues in 2007 and 2006 as compared with 2005 were largely due to consumer service charges related to overdraft fees and higher debit card transaction volumes.
Trust income includes fees for trust and custody services provided to personal, corporate and institutional customers, and investment management and advisory fees that are often based on a percentage of the market value of assets under management. Trust income rose 8% to $153 million in

2007 from $141 million in 2006, due in part to the impact of higher balances in proprietary money-market mutual funds and higher revenues from providing personal trust and investment management services. Trust income totaled $135 million in 2005. Higher personal trust revenues contributed to the rise in revenues from 2005 to 2006. Total trust assets, which include assets under management and assets under administration, aggregated $146.1 billion at December 31, 2007, compared with $142.4 billion at December 31, 2006. Trust assets under management were $15.5 billion and $14.8 billion at December 31, 2007 and 2006, respectively. The Company’s proprietary mutual funds, the MTB Group of Funds, had assets of $10.5 billion and $8.9 billion at December 31, 2007 and 2006, respectively. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, aggregated $60 million in each of 2007 and 2006, and was $56 million in 2005. The increase from 2005 to 2006 was due largely to increased revenues earned from the sale of annuities.
Trading account and foreign exchange activity resulted in gains of $30 million in 2007, $25 million in 2006 and $23 million in 2005. The improvement in 2007 as compared with 2006 reflected higher income related to interest rate swap agreements due to higher volumes of transactions executed on behalf of commercial customers. The higher gains in 2006 as compared with 2005 resulted largely from net increases in the market values of trading assets held in connection with deferred compensation plans. The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 17 of Notes to Financial Statements and herein under the heading “Liquidity, Market Risk, and Interest Rate Sensitivity.” Trading account revenues related to interest rate and foreign exchange contracts totaled $21 million in 2007 and $15 million in each of 2006 and 2005. Trading account assets held in connection with deferred compensation plans were $47 million and $45 million at December 31, 2007 and 2006, respectively. Trading account revenues resulting from net increases in the market values of such assets were $4 million in 2007, $5 million in 2006 and $3 million in 2005. A largely offsetting expense resulting from corresponding increases in liabilities related to deferred compensation is included in other costs of operations.
As previously described, an other-than-temporary impairment charge of $127 million was recognized in the fourth quarter of 2007 in light of significant deterioration in the residential real estate market and the resulting decline in market value of the Company’s collateralized debt obligations held in the available-for-sale investment securities portfolio. Reflecting that charge, losses on investment securities were $126 million in 2007, compared with gains of $3 million in 2006 and losses of $28 million during 2005. The losses in 2005 reflect the previously described $29 million charge for the other-than-temporary impairment in value of FNMA and FHLMC preferred stock. M&T’s pro-rata allocation of the operating results of BLG, in which it invested in during the first quarter of 2007 and that is recognized using the equity method of accounting, amounted to $9 million of revenue in 2007.
Other revenues from operations were $286 million in 2007, compared with $293 million in 2006 and $259 million in 2005. An $8 million increase in credit-related and corporate advisory fees in 2007 was more than offset by a $6 million decline in income from bank owned life insurance and the previously noted $13 million gain in 2006 from the call of an FHLB borrowing. Significant contributors to the 13% rise in other revenues from operations from 2005 to 2006 were the $13 million gain from the call of an FHLB borrowing and an increase of $9 million in insurance-related revenues, largely the result of the February 1, 2006 acquisition by M&T Bank of a commercial insurance and surety brokerage agency based in Maryland. Also contributing to the increase from 2005 to 2006 were higher income from educational lending services of $8 million and income from bank owned life insurance of $6 million.
Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $81 million, $77 million and $75 million in 2007, 2006 and 2005, respectively. Tax-exempt income earned from bank owned life insurance aggregated $47 million in each of 2007 and 2005, and $53 million in 2006. Such income includes increases in cash surrender value of life insurance policies and benefits received. Revenues from merchant discount and credit card fees were $35 million in 2007, $32 million in 2006 and $30 million in 2005. Insurance-related sales commissions and other revenues totaled $33 million in 2007, $32 million in 2006 and $22 million in

2005. The higher revenues in 2006 as compared with 2005 were primarily the result of the noted insurance agency acquisition in February 2006. Automated teller machine (“ATM”) usage fees aggregated $15 million in each of 2007 and 2006 and $22 million in 2005. The decrease in such fees from 2005 was largely the result of the reduction or elimination of fees charged for use of ATMs at certain non-branch locations.

Other Expense
Other expense aggregated $1.63 billion in 2007, compared with $1.55 billion in 2006 and $1.49 billion in 2005. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $66 million, $63 million and $57 million in 2007, 2006 and 2005, respectively, and merger-related integration expenses of $15 million in 2007 and $5 million in 2006. There were no merger-related expenses in 2005. Exclusive of these nonoperating expenses, noninterest operating expenses were $1.55 billion in 2007, up 4% from $1.48 billion in 2006. Included in 2007’s noninterest operating expenses was the $23 million charge taken in the fourth quarter related to the Visa litigation, while 2006’s operating expenses reflected an $18 million contribution to The M&T Charitable Foundation. The most significant contributor to the remaining increase in noninterest expense in 2007 was a higher level of salaries and employee benefits expense. The December 2007 acquisitions did not contribute significantly to noninterest operating expenses in 2007. Noninterest operating expenses were $1.43 billion in 2005. Excluding the charitable contribution in 2006, operating expenses in 2006 were less than 3% above those in 2005, due primarily to higher salaries costs, including merit pay increases and incentive compensation. Table 2 provides a reconciliation of other expense to noninterest operating expense.
Salaries and employee benefits expense totaled $908 million in 2007, up 4% from $873 million in 2006. The most significant contributor to the increase was a higher level of salaries expense in 2007, reflecting the impact of merit pay increases and higher incentive compensation pay. Salaries and employee benefits expense was $822 million in 2005. The higher expense level for 2006 as compared with 2005 was due largely to salaries-related costs, including the impact of merit pay increases and higher stock-based compensation costs and other incentive pay. The Company recognizes expense for stock-based compensation using the fair value method of accounting for all stock-based compensation granted to employees after January 1, 1995. As a result, salaries and employee benefits expense included stock-based compensation of $51 million in each of 2007 and 2006, and $45 million in 2005. The higher level of stock-based compensation in 2007 and 2006 as compared with 2005 was largely due to the adoption of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), effective January 1, 2006. As required, coincident with the adoption of SFAS No. 123R, the Company began accelerating the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during each of 2007 and 2006 included $4 million that would otherwise have been recognized over the normal four year vesting period if not for the required adoption of SFAS No. 123R. That acceleration had no effect on the value of stock-based compensation awarded to employees. The number of full-time equivalent employees was 13,246 at December 31, 2007 (including 648 from the December acquisition transactions), compared with 12,721 and 12,780 at December 31, 2006 and 2005, respectively.
The Company provides pension and other postretirement benefits (including a retirement savings plan) for its employees. Expenses related to such benefits totaled $54 million in each of 2007 and 2006, and $59 million in 2005. The Company sponsors both defined benefit and defined contribution pension plans. Pension benefit expense for those plans was $27 million in 2007, $28 million in 2006 and $38 million in 2005. Included in those amounts are $8 million in 2007 and $7 million in 2006 for a defined contribution pension plan that the Company began on January 1, 2006. The determination of pension expense and the recognition of net pension assets and liabilities for defined benefit pension plans requires management to make various assumptions that can significantly impact the actuarial calculations related thereto. Those assumptions include the expected long-term rate of return on plan assets, the rate of increase in future compensation levels and the discount rate. Changes in any of those assumptions will impact the Company’s pension expense. The expected long-term rate of return assumption is determined by taking into consideration asset allocations, historical returns on the types of assets held and current economic factors. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. The discount rate used by the Company to determine the present value of the Company’s future benefit obligations reflects specific market yields for a hypothetical portfolio of highly rated corporate bonds that would produce cash flows similar to the Company’s benefit plan obligations and the level of market interest rates in general as of the year-end. Other factors used to estimate the projected benefit obligations include actuarial assumptions for mortality rate, turnover rate, retirement rate and disability rate. Those other factors do not tend to change significantly over time. The Company reviews its pension plan assumptions annually to ensure that such assumptions are reasonable and adjusts those assumptions, as necessary, to reflect changes in future expectations. The Company utilizes actuaries and others to aid in that assessment.
The Company’s 2007 pension expense for its defined benefit plans was determined using the following assumptions: a long-term rate of return on assets of 8.00%; a rate of future compensation increase of 4.70%; and a discount rate of 5.75%. To demonstrate the sensitivity of pension expense to changes in the Company’s pension plan assumptions, 25 basis point increases in: the rate of return on plan assets would have resulted in a decrease in pension expense of $1 million; the rate of increase in compensation would have resulted in an increase in pension expense of $.3 million; and the discount rate would have resulted in a decrease in pension expense of $3 million. Decreases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentence. The accounting guidance for defined benefit pension plans reflects the long-term nature of benefit obligations and the investment horizon of plan assets, and has the effect of reducing expense volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments, in addition to various gains and losses resulting from changes in assumptions and investment returns which are different from that which is assumed. As of December 31, 2007, the Company had cumulative unrecognized actuarial losses of approximately $125 million that could result in an increase in the Company’s future pension expense depending on several factors, including whether such losses at each measurement date exceed ten percent of the greater of the projected benefit obligation or the market-related value of plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net unrealized losses had the effect of increasing the Company’s pension expense by approximately $6 million in 2007, $8 million in 2006 and $5 million in 2005.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires that gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit cost be recognized as a component of other comprehensive income. The Company adopted SFAS No. 158 in 2006. As of December 31, 2007, the combined benefit obligations (as defined under SFAS No. 158) of the Company’s defined benefit postretirement plans exceeded the fair value of the assets of such plans by approximately $186 million. Of that amount, $66 million was related to qualified defined benefit plans that are periodically funded by the Company and $120 million related to non-qualified pension and other postretirement plans that are generally not funded until benefits are paid. Pursuant to the criteria of SFAS No. 158, the Company was required to have a net pension and postretirement benefit liability for those plans that was at least equal to $186 million at December 31, 2007. Accordingly, as of December 31, 2007 the Company recorded an additional postretirement benefit liability of $76 million. After applicable tax effect, that liability reduced accumulated other comprehensive income (and thereby stockholders’ equity) by $46 million. The result of this was a year-over-year increase of $30 million to the required minimum postretirement benefit liability from the $46 million recorded at December 31, 2006. After applicable tax effect, the $30 million increase in the minimum required liability reduced accumulated other comprehensive income in 2007 by an additional $18 million from the prior year-end amount of $28 million. The $30 million increase to the liability was necessary to reflect losses that occurred during 2007 resulting from actual experience differing from assumptions and from changes in actuarial assumptions. The significant factors contributing to such losses were: migration to newer mortality tables in order to better reflect current life expectancy among plan participants and losses resulting from the qualified defined benefit plan asset return being lower than the expected return, partially offset by actuarial gains resulting from increasing the discount rate to 6.00% at December 31, 2007 from the 5.75% discount rate used at December 31, 2006. A 25 basis point decrease in the assumed discount rate as of December 31, 2007 to 5.75% would have resulted in increases in the combined benefit obligations of all defined benefit postretirement plans (including pension and other plans) of $25 million. Under that scenario, the minimum postretirement liability adjustment at December 31, 2007 would have been $101 million, rather than the $76 million that was actually recorded, and the corresponding after tax-effect charge to accumulated other comprehensive income at December 31, 2007 would have been $62 million, rather than the $46 million that was actually recorded. A 25 basis point increase in the assumed discount rate to 6.25% would have decreased the combined benefit obligations of all defined benefit postretirement plans by $24 million. Under this latter scenario, the aggregate minimum liability adjustment at December 31, 2007 would have been $52 million rather than the $76 million actually recorded and the corresponding after tax-effect charge to accumulated other comprehensive income would have been $32 million rather than $46 million. The Company made contributions to its qualified defined benefit pension plans in 2007 and 2006 of $66 million and $36 million, respectively. Information about the Company’s pension plans, including significant assumptions utilized in completing actuarial calculations for the plans, is included in note 11 of Notes to Financial Statements.
Effective January 1, 2006, the Company amended certain provisions of its defined benefit pension plans. Such amendments had the effect of reducing future benefits earned under the plans. The formula was changed to reduce the future accrual of benefits by lowering the accrual percentage and through use of a career-average-pay formula as opposed to the previous final-average-pay formula. The amendments affected benefits earned for service periods beginning after December 31, 2005. Active participants at that time had the choice of electing to remain in the defined benefit plan under the reduced benefit formula or electing to participate in a new qualified defined contribution pension plan. Under the new defined contribution pension plan, the Company makes contributions to the plan each year in an amount that is based on an individual participant’s total compensation (generally defined as total wages, incentive compensation, commissions and bonuses) and years of service. Participants do not contribute to the defined contribution pension plan. New employees are not eligible to participate in the defined benefit plan, but do participate in the defined contribution pension plan. The amendment caused the projected benefit obligation associated with the defined benefit plans to decrease by approximately $98 million as of December 31, 2005. Certain gains associated with the $98 million in pension benefit obligation reduction attributable to employees who remained in the plan are not subject to the ten percent corridor previously noted. Guidance contained in SFAS No. 87, “Employers’ Accounting for Pensions,” requires that these gains be amortized and recognized as a component of net periodic benefit cost over the remaining expected service period for active employees. Amortization of these gains had the effect of reducing the Company’s pension expense for each of 2006 and 2007 by approximately $7 million.
In addition to the changes described above, the Company also amended its retirement savings plan (“RSP”), effective January 1, 2006, to allow for greater amounts of employee compensation to be eligible for contribution to the RSP. The RSP is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. RSP expense totaled $22 million in 2007, $21 million in 2006 and $17 million in 2005.
As a result of the amendments to the defined benefit pension plans and the RSP and the introduction of the defined contribution pension plan, the Company hoped to limit increases in future period expenses associated with these plans. Reflecting the impact of these changes, expenses associated with the defined benefit and defined contribution pension plans and the RSP totaled $49 million in each of 2007 and 2006, and $55 million in 2005. Expense associated with providing medical and other postretirement benefits was $5 million in each of 2007 and 2006, and $4 million in 2005.

Excluding the nonoperating expense items already noted, nonpersonnel operating expenses totaled $639 million in 2007, up 5% from $611 million in 2006. The principal factors for that increase were the $23 million charge taken in 2007 related to the Visa litigation, the impact of net partial reversals of the valuation allowance for impairment of capitalized residential mortgage servicing rights, which totaled $4 million in 2007 and $10 million in 2006, and higher merchant and credit card costs and other real estate owned and foreclosure-related expenses, offset, in part, by the $18 million charitable contribution in 2006. As previously noted, during the fourth quarter of 2007, Visa completed a reorganization in contemplation of its IPO expected to occur in 2008. As part of that reorganization, M&T Bank and other member banks of Visa received shares of common stock of Visa, Inc. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain Covered Litigation. Although Visa is expected to set aside a portion of the proceeds from its IPO in an escrow account to fund any judgments or settlements that may arise out of the Covered Litigation, recent guidance from the SEC indicates that Visa member banks should record a liability for the fair value of the contingent obligation to Visa. The Covered Litigation includes the following:

•	American Express litigation–Visa announced in November 2007 that this litigation was settled.
•	Discover litigation–Visa recorded an accrual related to this litigation in accordance with SFAS No. 5, “Accounting for Contingencies,” in September 2007, although the case was not settled as of December 31, 2007.
•	Interchange and Attridge litigation, and any other litigation that challenges Visa’s reorganization or the consummation thereof. The status of such initiated litigation as of December 31, 2007 was open with discovery incomplete.
Based on the facts and circumstances of each individual case as the Company understands them, a liability has been established by the Company in accordance with FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” The estimation of the Company’s proportionate share of any potential losses related to the Covered Litigation is extremely difficult and involves a great deal of judgment. Nevertheless, in the fourth quarter of 2007 the Company recorded a pre-tax charge of $23 million ($14 million after tax effect, or $.13 per diluted share) related to the Covered Litigation. In accordance with GAAP and consistent with the SEC guidance, the Company did not recognize any value for its common stock ownership interest in Visa, Inc.
Nonpersonnel operating expenses were $606 million in 2005. The increase from 2005 to 2006 reflects the $18 million charitable contribution made in 2006. Exclusive of the contribution, nonpersonnel operating expenses in 2006 decreased $13 million or 2% from 2005, due largely to lower costs for professional services, furniture and equipment.

Income Taxes
The provision for income taxes was $309 million in 2007, compared with $392 million in 2006 and $389 million in 2005. The effective tax rates were 32.1%, 31.9% and 33.2% in 2007, 2006 and 2005, respectively. The Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. That adoption did not have a material effect on the Company’s financial position or on its results of operations during 2007. The decline in the Company’s effective tax rate from 2005 to 2006 reflects higher levels of income that were exempt from tax in certain jurisdictions and a $3 million favorable impact from settlement of refund claims originally filed by an entity subsequently acquired by M&T. The refunds received, consisting of income taxes and taxable interest, exceeded the amounts previously accrued for such items by $5 million (pre-tax).
The Company’s effective tax rate in future periods will be affected by the results of operations allocated to the various tax jurisdictions within which the Company operates, any change in income tax regulations within those jurisdictions, or interpretations of income tax regulations that differ from the Company’s interpretations by any of various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries. Information about amounts accrued for uncertain tax positions and a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in note 12 of Notes to Financial Statements.

International Activities
The Company’s net investment in international assets totaled $120 million at December 31, 2007 and $185 million at December 31, 2006. Such assets included $107 million and $176 million, respectively, of loans to foreign borrowers. Offshore deposits totaled $5.9 billion at December 31, 2007 and $5.4 billion at December 31, 2006. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable.

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
Core deposits have historically been the most significant funding source for the Company, and are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of acquisitions and expansion of the Company’s businesses. Nevertheless, in recent years the Company has faced increased competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits financed 54% of the Company’s earning assets at December 31, 2007, compared with 57% at each of December 31, 2006 and 2005.
The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, offshore branch deposits and borrowings from the FHLBs and others. At December 31, 2007, M&T Bank had short-term and long-term credit facilities with the FHLBs aggregating $8.2 billion. Outstanding borrowings under these credit facilities totaled $6.5 billion and $3.4 billion at December 31, 2007 and 2006, respectively. Such borrowings are secured by loans and investment securities. M&T Bank and M&T Bank, N.A. had available lines of credit with the Federal Reserve Bank of New York of approximately $4.5 billion at December 31, 2007. The amounts of those lines are dependent upon the balances of loans and securities pledged as collateral. There were no borrowings outstanding under these lines of credit at either December 31, 2007 or 2006. As an additional source of funding, M&T issued $300 million of senior notes in May 2007. Those notes bear a fixed rate of interest of 5.375% and are due on May 24, 2012. The Company also obtains funding by maintaining a $500 million revolving asset-backed structured borrowing which is collateralized by approximately $557 million of automobile loans and related assets that have been transferred to a special purpose consolidated subsidiary of M&T Bank. That subsidiary, the loans and the borrowing are included in the Company’s consolidated financial statements. As existing loans of the subsidiary pay down, monthly proceeds, after payment of certain fees and debt service costs, have been used in the past to obtain additional automobile loans from M&T Bank or other subsidiaries to replenish the collateral and maintain the existing borrowing base. Additional information about this borrowing is included in note 18 of Notes to Financial Statements.
The Company has issued subordinated capital notes from time to time to provide liquidity and enhance regulatory capital ratios. Such notes qualify for inclusion in the Company’s total capital as defined by federal regulators. M&T Bank issued $400 million of subordinated notes in December 2007. The notes bear a fixed rate of interest of 6.625% and mature in December 2017. In December 2006, M&T Bank issued $500 million of subordinated notes, which bear a fixed rate of interest of 5.629% for ten years and a floating rate thereafter, at a rate equal to three-month LIBOR plus .64%. The notes are redeemable at the Company’s option after the fixed-rate period ends, subject to prior regulatory approval. Additional information about the Company’s borrowings is included in note 9 of Notes to Financial Statements.
The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings were $4.2 billion and $2.3 billion at December 31, 2007 and 2006, respectively. In general, those borrowings were unsecured and matured on the next business day. As already noted, offshore branch deposits and brokered certificates of deposit have been used by the Company as an alternative to short-term borrowings. Offshore branch deposits also generally mature on the next business day and totaled $5.9 billion and $5.4 billion at December 31, 2007 and 2006, respectively. At December 31, 2007, the weighted-average remaining term to maturity of brokered time deposits was 12 months. Certain of these brokered deposits have provisions that allow for early redemption. Information regarding such deposits is included under the heading “Net Interest Income/Lending and Funding Activities.”
The Company’s ability to obtain funding from these or other sources could be negatively affected should the Company experience a substantial deterioration in its financial condition or its debt ratings, or should the availability of short-term funding become restricted due to a disruption in the financial markets. The Company attempts to quantify such credit-event risk by modeling scenarios that estimate the liquidity impact resulting from a short-term ratings downgrade over various grading levels. Such impact is estimated by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets. Information about the credit ratings of M&T and M&T Bank is presented in table 13. Additional information regarding the terms and maturities of all of the Company’s short-term and long-term borrowings is provided in note 9 of Notes to Financial Statements. In addition to deposits and borrowings, other sources of liquidity include maturities of investment securities and other earning assets, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

Table 13

DEBT RATINGS

Standard
	Moody’s	and Poor’s	Fitch

M&T Bank Corporation
Senior debt	A2	A−	A−
Subordinated debt	A3	BBB+	BBB+
M&T Bank
Short-term deposits	Prime-1	A-1	F1
Long-term deposits	A1	A	A
Senior debt	A1	A	A−
Subordinated debt	A2	A−	BBB+

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by direct-pay letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $63 million and $6 million at December 31, 2007 and 2006, respectively. At both December 31, 2007 and 2006, the VRDBs outstanding backed by M&T Bank letters of credit totaled $1.7 billion. M&T Bank also serves as remarketing agent for most of those bonds.

Table 14

MATURITY DISTRIBUTION OF SELECTED LOANS(a)

December 31, 2007	Demand	2008	2009-2012	After 2012
	(In thousands)

Commercial, financial, agricultural, etc	$5,360,128	$982,595	$4,481,515	$867,810
Real estate — construction	691,309	1,924,997	1,313,390	144,739

Total	$6,051,437	$2,907,592	$5,794,905	$1,012,549

Floating or adjustable interest rates			$4,697,696	$657,673
Fixed or predetermined interest rates			1,097,209	354,876

Total			$5,794,905	$1,012,549

(a)	The data do not include nonaccrual loans.

The Company enters into contractual obligations in the normal course of business which require future cash payments. The contractual amounts and timing of those payments as of December 31, 2007 are summarized in table 15. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 20 of Notes to Financial Statements. Table 15 summarizes the Company’s other commitments as of December 31, 2007 and the timing of the expiration of such commitments.

Table 15

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

	Less Than One	One to Three	Three to Five	Over Five
December 31, 2007	Year	Years	Years	Years	Total
	(Dollars in thousands)

Payments due for contractual obligations
Time deposits	$9,482,894	$860,384	$252,362	$72,941	$10,668,581
Deposits at foreign office	5,856,427	—	—	—	5,856,427
Federal funds purchased and agreements to repurchase securities	4,351,313	—	—	—	4,351,313
Other short-term borrowings	1,470,584	—	—	—	1,470,584
Long-term borrowings	2,233,423	2,468,142	1,762,869	3,853,511	10,317,945
Operating leases	59,070	105,062	75,564	115,853	355,549
Other	29,493	20,226	10,509	30,205	90,433

Total	$23,483,204	$3,453,814	$2,101,304	$4,072,510	$33,110,832

Other commitments
Commitments to extend credit	$6,669,477	$3,399,146	$2,572,243	$4,528,737	$17,169,603
Standby letters of credit	1,581,645	1,109,405	685,070	315,851	3,691,971
Commercial letters of credit	21,263	12,082	760	—	34,105
Financial guarantees and indemnification contracts	47,023	187,586	306,872	777,252	1,318,733
Commitments to sell real estate loans	946,457	—	—	—	946,457

Total	$9,265,865	$4,708,219	$3,564,945	$5,621,840	$23,160,869

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and common stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of the test, approximately $296 million at December 31, 2007 was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and in the second quarter of 2007 by the issuance of $300 million of senior notes payable. Information regarding trust preferred securities, the related junior subordinated debentures and the senior notes is included in note 9 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at December 31, 2007. A similar $30 million line of credit was entirely available for borrowing at December 31, 2006.

Table 16

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

	One Year	One to Five	Five to Ten	Over Ten
December 31, 2007	or Less	Years	Years	Years	Total
	(Dollars in thousands)

Investment securities available for sale(a)
U.S. Treasury and federal agencies
Carrying value	$122,639	$339,309	$163,560	$7,462	$632,970
Yield	3.40%	4.27%	5.70%	6.13%	4.49%
Obligations of states and political subdivisions
Carrying value	11,188	35,563	26,003	12,803	85,557
Yield	5.54%	3.94%	6.97%	6.85%	5.50%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	197,777	771,108	704,980	1,233,806	2,907,671
Yield	4.40%	4.53%	4.82%	5.06%	4.82%
Privately issued
Carrying value	118,187	367,680	485,316	3,177,033	4,148,216
Yield	3.99%	5.40%	5.17%	5.12%	5.12%
Other debt securities
Carrying value	6,972	4,976	6,756	192,749	211,453
Yield	4.72%	4.61%	5.28%	6.93%	6.75%
Equity securities
Carrying value	—	—	—	—	393,302
Yield	—	—	—	—	6.12%

Total investment securities available for sale
Carrying value	456,763	1,518,636	1,386,615	4,623,853	8,379,169
Yield	4.06%	4.68%	5.09%	5.19%	5.06%

Investment securities held to maturity
Obligations of states and political subdivisions
Carrying value	46,212	9,536	10,408	1,518	67,674
Yield	5.42%	6.76%	8.91%	7.21%	6.18%
Other debt securities
Carrying value	92	—	412	8,263	8,767
Yield	6.22%	—	8.28%	5.16%	5.32%

Total investment securities held to maturity
Carrying value	46,304	9,536	10,820	9,781	76,441
Yield	5.42%	6.76%	8.88%	5.48%	6.08%

Other investment securities	—	—	—	—	506,388

Total investment securities
Carrying value	$503,067	$1,528,172	$1,397,435	$4,633,634	$8,961,998
Yield	4.18%	4.69%	5.12%	5.19%	4.78%

(a)	Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.

(b)	Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

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
Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2007, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $2.3 billion. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Net Interest Income/Lending and Funding Activities” and in note 17 of Notes to Financial Statements.

Table 17

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
WITH BALANCES OF $100,000 OR MORE

December 31, 2007
(In thousands)

Under 3 months	$1,855,894
3 to 6 months	1,096,615
6 to 12 months	1,259,630
Over 12 months	174,356

Total	$4,386,495

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
Table 18 displays as of December 31, 2007 and 2006 the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

Table 18

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

		Calculated Increase
		(Decrease) in Projected
		Net Interest Income
		December 31
Changes in Interest Rates		2007	2006
		(Dollars in thousands)

+	200 basis points	$4,707	$15,098
+	100 basis points	(996)	13,260
−	100 basis points	(16,432)	(12,759)
−	200 basis points	(24,284)	(26,546)

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

Table 19

CONTRACTUAL REPRICING DATA

	Three Months	Four to Twelve	One to	After
December 31, 2007	or Less	Months	Five Years	Five Years	Total
	(Dollars in thousands)

Loans and leases, net	$24,429,798	$3,320,052	$10,761,977	$9,509,735	$48,021,562
Investment securities	949,473	973,941	3,556,277	3,482,307	8,961,998
Other earning assets	178,546	750	100	—	179,396

Total earning assets	25,557,817	4,294,743	14,318,354	12,992,042	57,162,956

NOW accounts	1,190,161	—	—	—	1,190,161
Savings deposits	15,419,357	—	—	—	15,419,357
Time deposits	5,059,738	4,559,128	1,015,647	34,068	10,668,581
Deposits at foreign office	5,856,427	—	—	—	5,856,427

Total interest-bearing deposits	27,525,683	4,559,128	1,015,647	34,068	33,134,526

Short-term borrowings	5,056,435	765,462	—	—	5,821,897
Long-term borrowings	4,676,244	494,543	1,728,626	3,418,532	10,317,945

Total interest-bearing liabilities	37,258,362	5,819,133	2,744,273	3,452,600	49,274,368

Interest rate swaps	(802,241)	100,000	177,241	525,000	—

Periodic gap	$(12,502,786)	$(1,424,390)	$11,751,322	$10,064,442
Cumulative gap	(12,502,786)	(13,927,176)	(2,175,854)	7,888,588
Cumulative gap as a % of total earning assets	(21.9)%	(24.4)%	(3.8)%	13.8%

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
The notional amounts of interest rate contracts entered into for trading purposes aggregated $11.7 billion at December 31, 2007 and $7.6 billion at December 31, 2006. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes totaled $801 million and $613 million at December 31, 2007 and 2006, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of trading account assets and liabilities were $281 million and $143 million, respectively, at December 31, 2007 and $137 million and $65 million, respectively, at December 31, 2006. Included in trading account assets at December 31, 2007 and 2006 were $47 million and $45 million, respectively, of assets related to deferred compensation plans. Changes in the fair value of such assets are recorded as trading account and foreign exchange gains in the consolidated statement of income. Included in other liabilities in the consolidated balance sheet at December 31, 2007 and 2006 were $50 million and $49 million, respectively, of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.
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

Capital
Stockholders’ equity at December 31, 2007 totaled $6.5 billion and represented 10.00% of total assets, compared with $6.3 billion or 11.01% at December 31, 2006 and $5.9 billion or 10.66% at December 31, 2005. On a per share basis, stockholders’ equity was $58.99 at December 31, 2007, up 4% from $56.94 at the 2006 year-end and 13% higher than $52.39 at December 31, 2005. Tangible equity per share was $27.98 at December 31, 2007, compared with $28.57 and $25.91 at December 31, 2006 and 2005, respectively. In the calculation of tangible equity per share, stockholders’ equity is reduced by the carrying values of goodwill and core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of total stockholders’ equity and tangible equity as of December 31, 2007, 2006 and 2005 is presented in table 2. The ratio of average total stockholders’ equity to average total assets was 10.67%, 10.82% and 10.71% in 2007, 2006 and 2005, respectively.
Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, gains or losses associated with interest rate swap agreements designated as cash flow hedges, and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on available-for-sale investment securities were $59 million, or $.54 per common share, at December 31, 2007, compared with losses of $25 million, or $.23 per share, at December 31, 2006 and $49 million, or $.43 per share, at December 31, 2005. Such unrealized losses are generally due to changes in interest rates and/or a temporary lack of liquidity in the market, and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. Included in net unrealized losses on investment securities at December 31, 2007 were pre-tax unrealized losses of $58 million on privately issued mortgage-backed securities having a cost basis of $2.8 billion at December 31, 2007. As of that date, the Company believed it would receive all contractual principal and interest on such securities. The Company also had pre-tax net unrealized losses of $29 million on variable-rate preferred stock issuances of government-sponsored entities with a cost basis of $161 million at December 31, 2007. Substantially all of those unrealized losses occurred in late-2007. The Company concluded that as of December 31, 2007 the impairment of such securities was the result of the housing market downturn and its impact on those government-sponsored agencies, requiring the recapitalization of their balance sheets through the issuance of new, high yielding preferred stock in December 2007, and that it was too soon to conclude that such unrealized losses represented an other-than-temporary impairment. As of December 31, 2007, the Company had the ability and intent to hold each of its impaired securities to recovery. The Company intends to closely monitor the performance of the privately issued mortgage-backed securities, the preferred stock of the government-sponsored agencies, and other securities to assess if changes in their underlying credit performance or other events cause the cost basis of these securities to become other than temporarily impaired. However, because the unrealized losses described have already been reflected in the financial statement values for investment securities and stockholders’ equity, any recognition of an other-than-temporary decline in value of these investment securities would have no effect on the Company’s consolidated financial condition.
Also reflected in accumulated other comprehensive income is a gain of $1 million, representing the unamortized gain on the termination of an interest rate swap agreement designated as a cash flow hedge that was entered into in anticipation of the Company issuing senior notes payable in the second quarter of 2007. In addition, net unrealized fair value losses associated with interest rate swap agreements designated as cash flow hedges were $10 million at December 31, 2007, representing approximately $.09 per share. There were no outstanding interest rate swap agreements designated as cash flow hedges at December 31, 2006 or 2005.
The Company adopted SFAS No. 158 effective December 31, 2006. Prior to the adoption of SFAS No. 158, the Company was required to recognize additional minimum pension liability amounts pursuant to the provisions of SFAS No. 87. Adjustments to reflect the funded status of defined benefit pension and other postretirement plans as required under SFAS No. 158, net of applicable tax effect, reduced accumulated other comprehensive income by $46 million, or $.42 per share, at December 31, 2007 and $28 million, or $.26 per share, at December 31, 2006. Similar adjustments to recognize minimum pension liabilities as then required by SFAS No. 87, net of applicable tax effect, reduced stockholders’ equity by $49 million at December 31, 2005, or by $.44 per share. Information about the funded status of the Company’s pension and other postretirement benefit plans is included in note 11 of Notes to Financial Statements.
Cash dividends paid in 2007 on M&T’s common stock totaled $282 million, compared with $250 million and $199 million in 2006 and 2005, respectively. M&T increased the quarterly dividend on its common stock in the second quarter of 2005 from $.40 to $.45 per share, again in the second quarter of 2006 to $.60 per share, and to $.70 per share in the third quarter of 2007. Dividends per common share totaled $2.60 in 2007, up 16% from $2.25 in 2006 and 49% above $1.75 in 2005.
M&T repurchased 4,514,800 shares of its common stock in 2007, 3,259,000 shares in 2006 and 4,891,800 shares in 2005 at a cost of $509 million, $374 million and $510 million, respectively. In December 2004 and November 2005, M&T had announced plans to purchase up to 5,000,000 shares of its common stock. These repurchase plans were completed in December 2005 and March 2007, respectively. In February 2007, M&T announced that it had been authorized by its Board of Directors to purchase up to an additional 5,000,000 shares of its common stock. Through December 31, 2007, M&T had repurchased a total of 2,818,500 shares of common stock pursuant to such plan at an average cost of $108.30 per share.
Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. As of December 31, 2007, core capital included $721 million of the trust preferred securities described in note 9 of Notes to Financial Statements and total capital further included $1.7 billion of subordinated notes. As previously noted, in December 2007, M&T Bank issued $400 million of 6.625% fixed rate subordinated notes due 2017. The capital ratios of the Company and its banking subsidiaries as of December 31, 2007 and 2006 are presented in note 22 of Notes to Financial Statements. To further supplement its regulatory capital, in January 2008, M&T issued $350 million of Enhanced Trust Preferred Securities that pay a fixed rate of interest of 8.50%.
The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or net operating income (as previously defined) less the sum of dividends paid and the after-tax effect of merger-related expenses expressed as a percentage of regulatory “core capital” at the beginning of each year, was 10.73% in 2007, 17.52% in 2006 and 18.50% in 2005.

Fourth Quarter Results
Net income totaled $65 million during the fourth quarter of 2007, compared with $213 million in the year-earlier quarter. Diluted and basic earnings per share were each $.60 in the fourth quarter of 2007, compared with $1.88 and $1.93, respectively, in the final quarter of 2006. The annualized rates of return on average assets and average common stockholders’ equity for the fourth quarter of 2007 were .42% and 4.05%, respectively, compared with 1.50% and 13.55%, respectively, in the year-earlier period.
Net operating income aggregated $84 million in the fourth quarter of 2007, compared with $225 million in the last quarter of 2006. Diluted net operating earnings per share were $.77 in the recently completed quarter, compared with $1.98 in the fourth quarter of 2006. The annualized net operating returns on average tangible assets and average tangible common equity were .57% and 10.49%, respectively, in the fourth quarter of 2007, compared with 1.67% and 28.71%, respectively, in the corresponding 2006 quarter. Core deposit and other intangible asset amortization, after tax effect, totaled $10 million ($.09 per diluted share) and $11 million ($.10 per diluted share) in the fourth quarters of 2007 and 2006, respectively. The after-tax impact of merger-related expenses associated with the Partners Trust and First Horizon acquisition transactions was $9 million ($15 million pre-tax) or $.08 of diluted earnings per share in the final 2007 quarter. There were no similar expenses in the fourth quarter of 2006. Reconciliations of GAAP results with non-GAAP results for the quarterly periods of 2007 and 2006 are provided in table 21.
The Company’s fourth quarter results were adversely impacted by several notable items including the $127 million other-than-temporary impairment charge related to collateralized debt obligations, the $23 million accrual related to Covered Litigation of Visa, and $15 million of merger-related expenses associated with acquisitions completed in the quarter. Furthermore, the Company experienced significant loan growth during the second half and fourth quarter of 2007. Total loans, exclusive of loans obtained through the two acquisition transactions, increased $2.8 billion, or 6% (13% annualized), from June 30 to December 31, 2007, including growth in commercial and commercial real estate loans of $2.2 billion. During the fourth quarter, total loans, exclusive of loans obtained through the acquisitions, increased $1.8 billion, or 4% (16% annualized), including growth in commercial and commercial real estate loans of $1.6 billion. During the second half of 2007, lower real estate values and higher levels of delinquencies and charge-offs contributed to increased losses in the Company’s portfolio of Alt-A residential mortgage loans. Declining real estate values also contributed to the recognition of additional losses on loans to two residential real estate builders and developers. Considering each of these factors, the Company increased the provision for credit losses to $101 million, or $48 million more than the $53 million of net charge-offs during the recent quarter.
Taxable-equivalent net interest income increased 1% to $476 million in the last quarter of 2007 from $472 million in the year-earlier quarter. That growth was the result of a 9% rise in average earning assets, that was substantially offset by a narrowing of the Company’s net interest margin. Average earning assets totaled $54.8 billion in the final quarter of 2007, compared with $50.2 billion in the year-earlier period. The acquisitions completed in 2007’s final quarter added approximately $1.1 billion to average earning assets for the quarter, including $742 million of average loans. Average loans and leases for the recently completed quarter totaled $46.1 billion, up 8% from $42.5 billion during the final quarter of 2006. Increases of $1.0 billion in each of commercial loans and leases and commercial real estate loans, a $790 million rise in residential real estate loans, and a $795 million increase in consumer loans represented the growth in average loans outstanding. The yield on earning assets was 6.65% in the fourth quarter of 2007, down 27 basis points from 6.92% in the fourth quarter of 2006. The rate paid on interest-bearing liabilities was 3.75% in the last quarter of 2007, 8 basis points lower than 3.83% in the corresponding period in 2006. The resulting net interest spread was 2.90% in the recent quarter, down 19 basis points from 3.09% in the fourth quarter of 2006. That decline was attributable to several factors, including significantly higher loan balances funded partially by wholesale borrowings, higher levels of investment securities and other earning assets that generally yield less than loans, lower commercial real estate loan prepayment fees, reversal of interest on nonaccrual loans including the effect of the change in accounting practice for past-due residential real estate loans, and the impact of the two acquisition transactions. The contribution of net interest-free funds to the Company’s net interest margin was .55% in the final 2007 quarter, down from .64% in the year-earlier quarter. That decline reflects the impact of lower interest rates on interest-bearing liabilities used to value such contribution and a lower balance of interest-free funds. As a result, the Company’s net interest margin narrowed to 3.45% in the recent quarter from 3.73% in the last quarter of 2006.
As noted above, the provision for credit losses rose to $101 million during the three-month period ended December 31, 2007 from $28 million in the year-earlier period. The higher level of the provision reflects changes in the loan portfolio, the impact of declining residential real estate valuations and higher delinquencies and charge-offs related to the Alt-A residential real estate loan portfolio, and declining real estate values related to residential real estate builder and developer loan collateral. Net charge-offs of loans were $53 million in 2007’s fourth quarter, representing an annualized .46% of average loans and leases outstanding, compared with $24 million or .23% during the final three months of 2006. The impact of the recent quarter’s change in accounting procedure for charging-off residential real estate loans when they become 150 days delinquent from the previous policy of waiting until foreclosure of the underlying property was $15 million. If not for that change, charge-offs would have been $38 million or an annualized .33% of average outstanding loans in the fourth quarter of 2007. The increase from the year-earlier period was due, in part, to higher charge-offs of Alt-A loans.
Other income totaled $160 million in the last quarter of 2007, down 37% from $256 million in the year-earlier quarter. That decline resulted from the $127 million other-than-temporary impairment charge in the recent quarter related to collateralized debt obligations held in the Company’s available-for-sale investment securities portfolio. Excluding that charge, other income was $288 million, up 12% from the year-earlier quarter. That improvement was due to higher service charges on deposit accounts, trust income, and trading account and foreign exchange gains, and $15 million related to M&T’s pro-rata portion of the operating results of BLG.
Other expense in the fourth quarter of 2007 increased to $445 million from $384 million in the year-earlier quarter. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $16 million and $19 million in the final quarter of 2007 and 2006, respectively, and merger-related expenses of $15 million in the fourth quarter of 2007. Exclusive of these nonoperating expenses, noninterest operating expenses were $415 million in the recently completed quarter, up 14% from $365 million in the last three months of 2006. Higher costs for salaries and benefits, including the impact of the acquisitions completed in the recent quarter, and the Visa litigation charge were the leading contributors to that rise in operating expense. The Company’s efficiency ratio during the fourth quarter of 2007 and 2006 was 54.3% and 50.2%, respectively. Table 21 includes a reconciliation of other expense to noninterest operating expense for each of the quarters of 2007 and 2006.

Segment Information
In accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The reportable segments are Business Banking, Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking, and Retail Banking. During the fourth quarter of 2007, the Company began reporting its Business Banking strategic business unit as a separate reportable segment. Prior to that date, that unit was included in the Retail Banking reportable segment. Prior year information has been restated to reflect the change in reportable segments.
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
The Business Banking segment provides a wide range of services to small businesses and professionals through the Company’s branch network, business banking centers and other delivery channels such as telephone banking, Internet banking and automated teller machines within markets served by the Company. Services provided by this segment include various business loans and leases, including loans guaranteed by the Small Business Administration, business credit cards, deposit products, and financial services such as cash management, payroll and direct deposit, merchant credit card and letters of credit. Net income for the Business Banking segment totaled $133 million in 2007, up 3% from the $128 million earned in 2006. The improvement from a year earlier was largely the result of a $15 million increase in net interest income, attributable to a 38 basis point widening of the deposit net interest margin, and higher service charges on deposit accounts of $3 million. Those factors were partially offset by $4 million increases in each of personnel costs and the provision for credit losses. The Business

Banking segment’s net income was $115 million in 2005. The most significant contributor to the improvement from 2005 to 2006 was a $35 million increase in net interest income, largely due to an 87 basis point widening of the deposit net interest margin. Partially offsetting that increase were higher noninterest expenses of $7 million, mainly the result of higher personnel costs, and a $6 million increase in the provision for credit losses due to higher net charge-offs of loans.
The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, largely within the markets served by the Company. Services provided by this segment include commercial lending and leasing, deposit products, and cash management services. The Commercial Banking segment’s net income increased 2% to $231 million in 2007 from $226 million in 2006. Contributing to that improvement was higher net interest income of $11 million, attributable to a $953 million increase in average loan balances outstanding offset, in part, by a 32 basis point narrowing of the net interest margin, and increases in fees received for providing corporate advisory and loan syndication services of $4 million each. Partially offsetting those favorable factors were a $7 million rise in the provision for credit losses, largely attributable to loan growth, and higher personnel costs of $5 million. Net income earned by the Commercial Banking segment was $219 million in 2005. The improvement in 2006 as compared with 2005 was primarily the result of a $25 million rise in net interest income, partially offset by higher noninterest expenses, most significantly personnel costs that were up $7 million. The higher net interest income was predominantly due to a widening of the net interest margin and an 8% increase in average loan balances outstanding, offset, in part, by the impact of a 17% decrease in average demand deposit balances.
The Commercial Real Estate segment provides credit and deposit services to its customers. Real estate securing loans in this segment is generally located in the New York City metropolitan area, upstate New York, Pennsylvania, Maryland, the District of Columbia, Delaware, Virginia, West Virginia, and the northwestern portion of the United States. Commercial real estate loans may be secured by apartment/multifamily buildings; office, retail and industrial space; or other types of collateral. Activities of this segment also include the origination, sales and servicing of commercial real estate loans through the FNMA DUS program and other programs. The Commercial Real Estate segment recorded net income of $135 million in each of the years ended December 31, 2007 and 2006. When comparing 2007’s results with 2006, a rise in net interest income of $6 million was offset by a higher provision for credit losses of $4 million and a $2 million increase in personnel costs. The higher net interest income resulted from a $426 million increase in average loan balances outstanding, net of a 10 basis point narrowing of the net interest margin associated with such balances. This segment contributed net income of $143 million in 2005. The decline in 2006’s net income as compared with 2005 was the result of an $8 million decrease in net interest income, predominantly due to a narrowing of net interest margin on loans outstanding, higher noninterest expenses of $6 million and lower commercial mortgage credit-related fees and other revenues of $4 million.
The Discretionary Portfolio segment includes investment and trading securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swap agreements related thereto; and offshore branch deposits. This segment also provides foreign exchange services to customers. Included in the assets of the Discretionary Portfolio segment are the collateralized debt obligations and preferred stock issuances of FNMA and FHLMC owned by the Company. In March 2007, the Company transferred $883 million of Alt-A mortgage loans to this segment’s held-for-investment loan portfolio. Such loans were previously included in loans held for sale in the Residential Mortgage Banking segment. The Discretionary Portfolio segment incurred a net loss of $7 million in 2007, compared with net income of $96 million in 2006. The main factor resulting in the unfavorable performance in 2007 was the $127 million other-than-temporary impairment charge recorded in the fourth quarter related to collateralized debt obligations backed by sub-prime residential mortgage securities. As previously discussed, the impairment charge was recognized in light of significant deterioration in the residential real estate market and the resulting decline in market value of the debt obligations. Also contributing to the decline in this segment’s results when compared with 2006 was a $26 million increase in the provision for credit losses, primarily resulting from increased loan balances and higher net charge-offs of Alt-A mortgage loans, and the $13 million gain recognized in 2006 resulting from the accelerated recognition of a purchase accounting premium related to the call of an FHLB borrowing assumed in a previous acquisition. The Discretionary Portfolio segment’s net income in 2006 was 3% above the $93 million earned in 2005. Contributing to the improvement was the $29 million other-than-temporary impairment charge related to the preferred stock issuances of FNMA and FHLMC reflected in 2005’s results and the previously mentioned $13 million FHLB gain in 2006. Partially offsetting the favorable impact of those factors was a $39 million decrease in net interest income, resulting from a 58 basis point narrowing of the net interest margin on investment securities and a $470 million decline in the average balance of the segment’s portfolio of investment securities.
The Residential Mortgage Banking segment originates and services residential mortgage loans and sells substantially all of those loans in the secondary market to investors or to the Discretionary Portfolio segment. This segment also originates and services loans to developers of residential real estate properties. In addition to the geographic regions served by or contiguous with the Company’s branch network, the Company maintains mortgage loan origination offices in several states throughout the southern and western United States. The Company also periodically purchases the rights to service mortgage loans. Residential mortgage loans held for sale are included in this segment. As already noted, in the first quarter of 2007, $883 million of Alt-A mortgage loans previously included in this segment’s held-for-sale portfolio, were transferred to the Discretionary Portfolio segment. The Residential Mortgage Banking segment’s net income declined 74% to $13 million in 2007 from $52 million in 2006. That decline was primarily due to the significant deterioration of the residential real estate market during 2007, which resulted in a $36 million drop in residential mortgage banking revenues earned by this segment. Contributing to the lower mortgage banking revenues were lower gains from residential mortgage loan origination and sales activities of $28 million, predominantly resulting from slimmer margins realized due to changes in market conditions, and the $12 million of losses recognized in the first quarter of 2007 related to the Alt-A loans transferred to the Discretionary Portfolio segment. Additionally, due to requests from investors for the Company to repurchase residential real estate loans previously sold, the Company reduced mortgage banking revenues by $6 million in the first quarter of 2007 to reflect declines in market values of some loans that the Company may be required to repurchase. Also contributing to the unfavorable performance as compared with 2006 was a $19 million decrease in net interest income, largely due to a $451 million decline in average loan balances outstanding and a 25 basis point narrowing of the net interest margin on such loans, and reversals of a portion of the valuation allowance for the impairment of capitalized mortgage servicing rights, which totaled $4 million and $10 million in 2007 and 2006, respectively. Partially offsetting those unfavorable factors were higher mortgage servicing revenues of $10 million. The Residential Mortgage Banking segment contributed net income of $43 million in 2005. The improved performance in 2006 over 2005 was predominantly due to an 11% increase in noninterest revenues resulting from higher income from servicing mortgage loans of $10 million and increased gains from the sales of loans to the Discretionary Portfolio segment of $9 million. Also contributing to the improvement was an $8 million increase in net interest income, mainly due to a 30% increase in balances of loans held for sale, net of a 52 basis point decline in net interest margin associated with such loan balances. Partially offsetting these favorable factors were higher personnel costs of $8 million and other noninterest expenses of $4 million. Included in noninterest expenses for 2005 was a partial reversal of the capitalized mortgage servicing rights valuation allowance of $8 million.
The Retail Banking segment offers a variety of services to consumers through several delivery channels which include branch offices, automated teller machines, telephone banking and Internet banking. The Company has branch offices in New York State, Pennsylvania, Maryland, Virginia, the District of Columbia, West Virginia, Delaware and New Jersey. The Retail Banking segment also offers certain deposit and loan products on a nationwide basis through M&T Bank, N.A. Credit services offered by this segment include consumer installment loans, student loans, automobile loans (originated both directly and indirectly through dealers), and home equity loans and lines of credit. The segment also offers to its customers deposit products, including demand, savings and time accounts; investment products, including mutual funds and annuities; and other services. For the year ended December 31, 2007, the Retail Banking segment contributed net income of $316 million, compared with $282 million in 2006. The 12% improvement resulted from a $60 million increase in net interest income, primarily the result of a 30 basis point increase in the deposit net interest margin, and higher service charges on deposit accounts of $25 million. Partially offsetting those factors was a $20 million increase in the provision for credit losses resulting from higher average loan balances outstanding and net charge-offs and a $4 million increase in other noninterest expenses, largely due to higher processing costs related to debit card transactions. Net income for the Retail Banking segment aggregated $210 million in 2005. The improved performance in 2006 as compared with 2005 was primarily due to an increase in net interest income of $84 million, largely resulting from a widening of the net interest margin on deposit products. Also contributing to the improvement were higher service charges on deposit accounts of $17 million, and declines of $9 million in each of the provision for credit losses and in other noninterest expenses.
The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, such as the M&T Investment Group, which includes the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s equity in the earnings of BLG; merger-related expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. The various components of the “All Other” category resulted in net losses of $167 million, $80 million and $41 million in 2007, 2006 and 2005, respectively. The higher net loss experienced in 2007 resulted from the impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses; the previously discussed $23 million charge taken in the fourth quarter related to Visa litigation; increases in personnel and professional services costs of $19 million and $12 million, respectively, related to the business and support units included in the “All Other” category; $15 million of merger-related expenses in 2007 associated with the fourth quarter acquisition transactions, compared with $5 million in 2006 for that year’s June branch acquisition; a $4 million reduction of net income resulting from M&T’s investment in BLG (inclusive of interest expense to fund that investment); and a higher charge for the amortization of core deposit and other intangible assets. The $18 million charitable contribution made to The M&T Charitable Foundation in 2006 partially offset those unfavorable factors. The higher net loss incurred during 2006 as compared with 2005 was primarily the result of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments. Also contributing to the net loss were the previously mentioned $18 million charitable contribution and higher charges for amortization of core deposit and other intangible assets and merger-related expenses incurred as a result of the June 2006 branch acquisition of $6 million and $5 million, respectively.

Recent Accounting Developments
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements required or permitted under other accounting pronouncements, but does not require any new fair value measurements. The definition of fair value is clarified by SFAS No. 157 to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and the effect of the measurements on earnings for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions generally should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is applied, with certain provisions required to be applied retrospectively. Many of the Company’s assets, liabilities and off-balance sheet positions are required to either be accounted for or disclosed using fair value as their relevant measurement attribute. The Company adopted SFAS No. 157 effective January 1, 2008. That adoption did not have a material effect on the Company’s financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure eligible financial instruments and other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. After adopting SFAS No. 159, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may generally be applied on an instrument by instrument basis and is an irrevocable election. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 generally permits prospective application to eligible items existing at the effective date. The Company has not made any fair value elections as of January 1, 2008.
In December 2007, the FASB issued a revised SFAS No. 141, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141R retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. With limited exceptions, the statement requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair value as of that date. That replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. As a result, certain acquisition-related costs previously included in the cost of an acquisition will be required to be expensed as incurred. In addition, certain restructuring costs previously recognized as if they were an assumed liability from an acquisition, will be required to be expensed. SFAS No. 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141R also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. An acquirer is required to recognize assets or liabilities arising from all other contingencies (noncontractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The statement requires the acquirer to recognize goodwill as of the acquisition date measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of the identifiable net assets acquired. SFAS No. 141R also eliminates the recognition of a separate valuation allowance as of the acquisition date for assets acquired in a business combination that are measured at their acquisition-date fair values because the effects of uncertainty about future cash flows are included in the fair value measurement. SFAS No. 141R should be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is still evaluating the provisions of SFAS No. 141R, but believes that its adoption will significantly impact its accounting for any acquisitions it may consummate in 2009 and beyond.
Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” A noncontrolling interest, sometimes called a minority interest, is a portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 requires that the ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest is required to be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 also requires entities to provide disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 should be applied prospectively as of the beginning of a fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not anticipate that the adoption of SFAS No. 160 will have a significant impact to its reporting of its financial condition or results of its operations.
In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, which reverses previous conclusions expressed by the SEC staff regarding written loan commitments that are accounted for at fair value through earnings under GAAP. Specifically, the SEC staff now believes that the expected net future cash flows related to the associated servicing of the loan should be included in the fair value measurement of the derivative loan commitment. The expected net future cash flows related to the associated servicing of the loan that are included in the fair value measurement of a derivative loan commitment or a written loan commitment should be determined in the same manner that the fair value of a recognized servicing asset or liability is measured under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as amended by SFAS No. 156, “Accounting for Servicing of Financial Assets.” The SEC staff expects registrants to apply the accounting described in SAB No. 109 for loan commitments accounted for as derivatives that are issued or modified in fiscal quarters beginning after December 15, 2007. In accordance with the new guidance, the Company has adopted the provisions of SAB No. 109 effective January 1, 2008. As of December 31, 2007, the value ascribed to the previously excluded cash flows related to associated servicing of the loans was approximately $5 million. In accordance with SAB No. 105, the Company has not included this amount in the value of loan commitments accounted for as derivatives at December 31, 2007. Rather, recognition of such value will be deferred until the loans are actually sold or securitized. Had SAB No. 109 been in effect during 2007, such amounts would have been recognized in mortgage banking revenues in 2007. As a result of adopting SAB No. 109 on January 1, 2008, the Company expects that there will be an acceleration of the recognition of mortgage banking revenues to reflect the value ascribed to the associated servicing of the loans for all new or modified loan commitments accounted for as derivatives in the first quarter of 2008.
The Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” and on Issue 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” at its September 2006 and March 2007 meetings, respectively. The EITF consensus for each issue stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion — 1967.” Each consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 and Issue 06-10 are effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of both Issue 06-04 and Issue 06-10 should be applied through either a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company has endorsement and collateral assignment split-dollar life insurance policies that it inherited through certain acquisitions that are associated with individuals who are no longer active employees. The adoption of the provisions of Issue 06-04 and Issue 06-10 on January 1, 2008 did not have a material effect on the Company’s financial position or results of operations.

Forward-Looking Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

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

Table 20

QUARTERLY TRENDS

	2007 Quarters				2006 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$918,200	$898,126	$883,148	$866,172	$876,197	$858,008	$817,552	$782,003
Interest expense	442,364	425,326	416,264	410,622	404,356	395,652	366,298	330,246

Net interest income	475,836	472,800	466,884	455,550	471,841	462,356	451,254	451,757
Less: provision for credit losses	101,000	34,000	30,000	27,000	28,000	17,000	17,000	18,000
Other income	160,490	252,899	283,117	236,483	256,417	273,902	262,602	252,931
Less: other expense	445,473	390,528	392,651	399,037	383,810	408,941	376,997	382,003

Income before income taxes	89,853	301,171	327,350	265,996	316,448	310,317	319,859	304,685
Applicable income taxes	19,297	96,872	108,209	84,900	97,996	94,775	102,645	97,037
Taxable-equivalent adjustment	5,626	5,112	4,972	5,123	5,123	5,172	4,641	4,731

Net income	$64,930	$199,187	$214,169	$175,973	$213,329	$210,370	$212,573	$202,917

Per common share data
Basic earnings	$.60	$1.86	$1.98	$1.60	$1.93	$1.89	$1.91	$1.82
Diluted earnings	.60	1.83	1.95	1.57	1.88	1.85	1.87	1.77
Cash dividends	$.70	$.70	$.60	$.60	$.60	$.60	$.60	$.45
Average common shares outstanding
Basic	107,859	107,056	107,939	109,694	110,705	111,047	111,259	111,693
Diluted	109,034	108,957	109,919	112,187	113,468	113,897	113,968	114,347
Performance ratios, annualized
Return on
Average assets	.42%	1.37%	1.49%	1.25%	1.50%	1.49%	1.54%	1.49%
Average common stockholders’ equity	4.05%	12.78%	13.92%	11.38%	13.55%	13.72%	14.35%	13.97%
Net interest margin on average earning assets (taxable-equivalent basis)	3.45%	3.65%	3.67%	3.64%	3.73%	3.68%	3.66%	3.73%
Nonperforming loans to total loans and leases, net of unearned discount	.93%	.83%	.68%	.63%	.52%	.43%	.38%	.35%
Efficiency ratio(a)	56.39%	53.80%	52.37%	57.75%	52.79%	55.47%	52.29%	54.21%
Net operating (tangible) results(b)
Net operating income (in thousands)	$83,719	$208,749	$224,190	$187,162	$224,733	$223,228	$221,838	$210,856
Diluted net operating income per common share	.77	1.92	2.04	1.67	1.98	1.96	1.95	1.84
Annualized return on
Average tangible assets	.57%	1.51%	1.65%	1.40%	1.67%	1.67%	1.69%	1.64%
Average tangible common stockholders’ equity	10.49%	26.80%	29.35%	24.11%	28.71%	30.22%	30.02%	29.31%
Efficiency ratio(a)	54.30%	51.64%	50.18%	55.09%	50.22%	52.76%	50.70%	52.36%
Balance sheet data
In millions, except per share
Average balances
Total assets(c)	$61,549	$57,862	$57,523	$57,207	$56,575	$56,158	$55,498	$55,106
Total tangible assets(c)	58,355	54,766	54,415	54,085	53,437	53,004	52,522	52,130
Earning assets	54,765	51,325	50,982	50,693	50,235	49,849	49,443	49,066
Investment securities	7,905	7,260	6,886	7,214	7,556	7,898	8,314	8,383
Loans and leases, net of unearned discount	46,055	43,750	43,572	43,114	42,474	41,710	40,980	40,544
Deposits	38,565	36,936	37,048	37,966	38,504	39,158	38,435	37,569
Stockholders’ equity(c)	6,360	6,186	6,172	6,270	6,244	6,085	5,940	5,893
Tangible stockholders’ equity(c)	3,166	3,090	3,064	3,148	3,106	2,931	2,964	2,917
At end of quarter
Total assets(c)	$64,876	$60,008	$57,869	$57,842	$57,065	$56,373	$56,507	$55,420
Total tangible assets(c)	61,467	56,919	54,767	54,727	53,936	53,227	53,345	52,443
Earning assets	57,163	53,267	51,131	51,046	50,379	49,950	49,628	49,281
Investment securities	8,962	8,003	6,982	7,028	7,252	7,626	7,903	8,294
Loans and leases, net of unearned discount	48,022	44,778	43,744	43,507	42,947	42,098	41,599	40,859
Deposits	41,266	38,473	39,419	38,938	39,911	39,079	38,514	38,171
Stockholders’ equity(c)	6,485	6,238	6,175	6,253	6,281	6,151	6,000	5,919
Tangible stockholders’ equity(c)	3,076	3,149	3,073	3,138	3,152	3,005	2,838	2,942
Equity per common share	58.99	58.40	57.59	57.32	56.94	55.58	54.01	53.11
Tangible equity per common share	27.98	29.48	28.66	28.77	28.57	27.15	25.55	26.41
Market price per common share
High	$108.32	$115.81	$114.33	$125.13	$124.98	$124.94	$119.93	$117.39
Low	77.39	97.26	104.00	112.05	117.31	116.00	112.90	105.72
Closing	81.57	103.45	106.90	115.83	122.16	119.96	117.92	114.14

(a)	Excludes impact of merger-related expenses and net securities transactions.
(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 21.
(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 21.

Table 21

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2007 Quarters				2006 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First

Income statement data
In thousands, except per share
Net income
Net income	$64,930	$199,187	$214,169	$175,973	$213,329	$210,370	$212,573	$202,917
Amortization of core deposit and other intangible assets(a)	9,719	9,562	10,021	11,189	11,404	12,154	6,921	7,939
Merger-related expenses(a)	9,070	—	—	—	—	704	2,344	—

Net operating income	$83,719	$208,749	$224,190	$187,162	$224,733	$223,228	$221,838	$210,856

Earnings per share
Diluted earnings per common share	$.60	$1.83	$1.95	$1.57	$1.88	$1.85	$1.87	$1.77
Amortization of core deposit and other intangible assets(a)	.09	.09	.09	.10	.10	.10	.06	.07
Merger-related expenses(a)	.08	—	—	—	—	.01	.02	—

Diluted net operating earnings per share	$.77	$1.92	$2.04	$1.67	$1.98	$1.96	$1.95	$1.84

Other expense
Other expense	$445,473	$390,528	$392,651	$399,037	$383,810	$408,941	$376,997	$382,003
Amortization of core deposit and other intangible assets	(15,971)	(15,702)	(16,457)	(18,356)	(18,687)	(19,936)	(11,357)	(13,028)
Merger-related expenses	(14,887)	—	—	—	—	(1,155)	(3,842)	—

Noninterest operating expense	$414,615	$374,826	$376,194	$380,681	$365,123	$387,850	$361,798	$368,975

Merger-related expenses
Salaries and employee benefits	$1,333	$—	$—	$—	$—	$305	$510	$—
Equipment and net occupancy	238	—	—	—	—	12	212	—
Printing, postage and supplies	1,474	—	—	—	—	141	14	—
Other costs of operations	11,842	—	—	—	—	697	3,106	—

Total	$14,887	$—	$—	$—	$—	$1,155	$3,842	$—

Balance sheet data
In millions
Average assets
Average assets	$61,549	$57,862	$57,523	$57,207	$56,575	$56,158	$55,498	$55,106
Goodwill	(3,006)	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)	(2,907)
Core deposit and other intangible assets	(213)	(208)	(223)	(241)	(261)	(281)	(107)	(112)
Deferred taxes	25	21	24	28	32	36	40	43

Average tangible assets	$58,355	$54,766	$54,415	$54,085	$53,437	$53,004	$52,522	$52,130

Average equity
Average equity	$6,360	$6,186	$6,172	$6,270	$6,244	$6,085	$5,940	$5,893
Goodwill	(3,006)	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)	(2,907)
Core deposit and other intangible assets	(213)	(208)	(223)	(241)	(261)	(281)	(107)	(112)
Deferred taxes	25	21	24	28	32	36	40	43

Average tangible equity	$3,166	$3,090	$3,064	$3,148	$3,106	$2,931	$2,964	$2,917

At end of quarter
Total assets
Total assets	$64,876	$60,008	$57,869	$57,842	$57,065	$56,373	$56,507	$55,420
Goodwill	(3,196)	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(249)	(200)	(216)	(232)	(250)	(271)	(291)	(111)
Deferred taxes	36	20	23	26	30	34	38	43

Total tangible assets	$61,467	$56,919	$54,767	$54,727	$53,936	$53,227	$53,345	$52,443

Total equity
Total equity	$6,485	$6,238	$6,175	$6,253	$6,281	$6,151	$6,000	$5,919
Goodwill	(3,196)	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(249)	(200)	(216)	(232)	(250)	(271)	(291)	(111)
Deferred taxes	36	20	23	26	30	34	38	43

Total tangible equity	$3,076	$3,149	$3,073	$3,138	$3,152	$3,005	$2,838	$2,942

(a)	After any related tax effect.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at M&T Bank Corporation and subsidiaries (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.
The consolidated financial statements of the Company have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, that was engaged to express an opinion as to the fairness of presentation of such financial statements. PricewaterhouseCoopers LLP was also engaged to assess the effectiveness of the Company’s internal control over financial reporting. The report of PricewaterhouseCoopers LLP follows this report.

M&T BANK CORPORATION

Robert G. Wilmers
Chairman of the Board and Chief Executive Officer

René F. Jones
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
M&T Bank Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of M&T Bank Corporation and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Buffalo, New York
February 21, 2008

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

(Dollars in thousands, except per share)	December 31
	2007	2006

Assets
Cash and due from banks	$1,719,509	$1,605,506
Interest-bearing deposits at banks	18,431	6,639
Federal funds sold	48,038	19,458
Agreements to resell securities	—	100,000
Trading account	281,244	136,752
Investment securities
Available for sale (cost: $8,451,411 in 2007; $6,878,332 in 2006)	8,379,169	6,829,848
Held to maturity (fair value: $78,250 in 2007; $66,729 in 2006)	76,441	64,899
Other (fair value: $506,388 in 2007; $356,851 in 2006)	506,388	356,851

Total investment securities	8,961,998	7,251,598

Loans and leases	48,352,262	43,206,954
Unearned discount	(330,700)	(259,657)
Allowance for credit losses	(759,439)	(649,948)

Loans and leases, net	47,262,123	42,297,349

Premises and equipment	370,765	335,008
Goodwill	3,196,433	2,908,849
Core deposit and other intangible assets	248,556	250,233
Accrued interest and other assets	2,768,542	2,153,513

Total assets	$64,875,639	$57,064,905

Liabilities
Noninterest-bearing deposits	$8,131,662	$7,879,977
NOW accounts	1,190,161	940,439
Savings deposits	15,419,357	14,169,790
Time deposits	10,668,581	11,490,629
Deposits at foreign office	5,856,427	5,429,668

Total deposits	41,266,188	39,910,503

Federal funds purchased and agreements to repurchase securities	4,351,313	2,531,684
Other short-term borrowings	1,470,584	562,530
Accrued interest and other liabilities	984,353	888,352
Long-term borrowings	10,317,945	6,890,741

Total liabilities	58,390,383	50,783,810

Stockholders’ equity
Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued in 2007 and 2006	60,198	60,198
Common stock issuable, 82,912 shares in 2007; 90,949 shares in 2006	4,776	5,060
Additional paid-in capital	2,848,752	2,889,449
Retained earnings	4,815,585	4,443,441
Accumulated other comprehensive income (loss), net	(114,822)	(53,574)
Treasury stock — common, at cost — 10,544,259 shares in 2007; 10,179,802 shares in 2006	(1,129,233)	(1,063,479)

Total stockholders’ equity	6,485,256	6,281,095

Total liabilities and stockholders’ equity	$64,875,639	$57,064,905

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

(In thousands, except per share)	Year Ended December 31
	2007	2006	2005

Interest income
Loans and leases, including fees	$3,155,967	$2,927,411	$2,420,660
Deposits at banks	300	372	169
Federal funds sold	857	1,670	807
Agreements to resell securities	22,978	3,927	1
Trading account	744	2,446	1,544
Investment securities
Fully taxable	352,628	363,401	351,423
Exempt from federal taxes	11,339	14,866	14,090

Total interest income	3,544,813	3,314,093	2,788,694

Interest expense
NOW accounts	4,638	3,461	2,182
Savings deposits	250,313	201,543	139,445
Time deposits	496,378	551,514	294,782
Deposits at foreign office	207,990	178,348	120,122
Short-term borrowings	274,079	227,850	157,853
Long-term borrowings	461,178	333,836	279,967

Total interest expense	1,694,576	1,496,552	994,351

Net interest income	1,850,237	1,817,541	1,794,343
Provision for credit losses	192,000	80,000	88,000

Net interest income after provision for credit losses	1,658,237	1,737,541	1,706,343

Other income
Mortgage banking revenues	111,893	143,181	136,114
Service charges on deposit accounts	409,462	380,950	369,918
Trust income	152,636	140,781	134,679
Brokerage services income	59,533	60,295	55,572
Trading account and foreign exchange gains	30,271	24,761	22,857
Gain (loss) on bank investment securities	(126,096)	2,566	(28,133)
Equity in earnings of Bayview Lending Group LLC	8,935	—	—
Other revenues from operations	286,355	293,318	258,711

Total other income	932,989	1,045,852	949,718

Other expense
Salaries and employee benefits	908,315	873,353	822,239
Equipment and net occupancy	169,050	168,776	173,689
Printing, postage and supplies	35,765	33,956	33,743
Amortization of core deposit and other intangible assets	66,486	63,008	56,805
Other costs of operations	448,073	412,658	398,666

Total other expense	1,627,689	1,551,751	1,485,142

Income before taxes	963,537	1,231,642	1,170,919
Income taxes	309,278	392,453	388,736

Net income	$654,259	$839,189	$782,183

Net income per common share
Basic	$6.05	$7.55	$6.88
Diluted	5.95	7.37	6.73

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(In thousands)	Year Ended December 31
	2007	2006	2005

Cash flows from operating activities
Net income	$654,259	$839,189	$782,183
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	192,000	80,000	88,000
Depreciation and amortization of premises and equipment	48,742	51,916	58,477
Amortization of capitalized servicing rights	62,931	61,007	58,466
Amortization of core deposit and other intangible assets	66,486	63,008	56,805
Provision for deferred income taxes	(44,670)	(68,249)	(88,071)
Asset write-downs	139,779	7,713	32,765
Net gain on sales of assets	(5,495)	(12,915)	(9,694)
Net change in accrued interest receivable, payable	780	21,493	3,099
Net change in other accrued income and expense	(18,461)	58,707	(25,017)
Net change in loans originated for sale	305,138	(605,240)	(609,433)
Net change in trading account assets and liabilities	(66,732)	43,234	(49,208)

Net cash provided by operating activities	1,334,757	539,863	298,372

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	40,160	110,501	20,673
Other	19,361	42,300	62,047
Proceeds from maturities of investment securities
Available for sale	2,184,773	1,701,402	2,158,675
Held to maturity	46,781	95,951	104,500
Purchases of investment securities
Available for sale	(2,219,861)	(675,737)	(2,047,939)
Held to maturity	(39,588)	(59,814)	(107,540)
Other	(130,865)	(31,749)	(107,597)
Net change in agreements to resell securities	100,000	(100,000)	1,026
Net increase in loans and leases	(4,074,220)	(1,827,918)	(1,509,896)
Other investments, net	(309,666)	(21,314)	(56,717)
Additions to capitalized servicing rights	(53,049)	(49,984)	(50,367)
Capital expenditures, net	(56,681)	(41,988)	(26,546)
Acquisitions, net of cash acquired
Banks and bank holding companies	(239,012)	—	—
Deposits and banking offices	(12,894)	494,990	—
Other	—	(11,272)	—
Other, net	(37,906)	7,927	(16,545)

Net cash used by investing activities	(4,782,667)	(366,705)	(1,576,226)

Cash flows from financing activities
Net increase (decrease) in deposits	(1,036,502)	1,847,505	1,680,945
Net increase (decrease) in short-term borrowings	2,324,859	(2,058,658)	450,230
Proceeds from long-term borrowings	3,550,229	2,000,000	1,801,657
Payments on long-term borrowings	(528,515)	(1,294,857)	(1,927,070)
Purchases of treasury stock	(508,404)	(373,860)	(509,609)
Dividends paid — common	(281,900)	(249,817)	(198,619)
Other, net	70,726	91,034	106,975

Net cash provided (used) by financing activities	3,590,493	(38,653)	1,404,509

Net increase in cash and cash equivalents	142,583	134,505	126,655
Cash and cash equivalents at beginning of year	1,624,964	1,490,459	1,363,804

Cash and cash equivalents at end of year	$1,767,547	$1,624,964	$1,490,459

Supplemental disclosure of cash flow information
Interest received during the year	$3,545,094	$3,298,620	$2,721,155
Interest paid during the year	1,683,403	1,443,335	964,548
Income taxes paid during the year	370,103	345,763	472,773
Supplemental schedule of noncash investing and financing activities
Loans held for sale transferred to loans held for investment	$870,759	$—	$—
Real estate acquired in settlement of loans	48,163	15,973	10,417
Acquisitions
Common stock issued	277,015	—	—
Fair value of
Assets acquired (noncash)	3,744,853	514,955	—
Liabilities assumed	3,207,521	998,673	—
Securitization of residential mortgage loans allocated to
Available for sale investment securities	942,048	—	124,600
Capitalized servicing rights	7,873	—	1,410

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

						Accumulated
						Other
(In thousands, except per share)			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income (Loss),	Treasury
	Stock	Stock	Issuable	Capital	Earnings	Net	Stock	Total

2005
Balance — January 1, 2005	$—	60,198	5,779	2,897,912	3,270,887	(17,209)	(487,953)	5,729,614
Comprehensive income:
Net income	—	—	—	—	782,183	—	—	782,183
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(43,864)	—	(43,864)
Minimum pension liability adjustment	—	—	—	—	—	(36,857)	—	(36,857)

								701,462
Purchases of treasury stock	—	—	—	—	—	—	(509,609)	(509,609)
Repayment of management stock ownership program receivable	—	—	—	304	—	—	—	304
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	45,191	—	—	—	45,191
Exercises	—	—	—	(57,112)	—	—	163,864	106,752
Directors’ stock plan	—	—	—	87	—	—	1,009	1,096
Deferred compensation plans, net, including dividend equivalents	—	—	(416)	(229)	(176)	—	1,016	195
Common stock cash dividends — $1.75 per share	—	—	—	—	(198,619)	—	—	(198,619)

Balance — December 31, 2005	$—	60,198	5,363	2,886,153	3,854,275	(97,930)	(831,673)	5,876,386
2006
Comprehensive income:
Net income	—	—	—	—	839,189	—	—	839,189
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	23,265	—	23,265
Minimum pension liability adjustment	—	—	—	—	—	30,932	—	30,932

								893,386
Change in accounting for defined benefit plans (note 11)	—	—	—	—	—	(9,841)	—	(9,841)
Purchases of treasury stock	—	—	—	—	—	—	(373,860)	(373,860)
Repayment of management stock ownership program receivable	—	—	—	225	—	—	—	225
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	51,237	—	—	—	51,237
Exercises	—	—	—	(47,742)	—	—	140,053	92,311
Directors’ stock plan	—	—	—	133	—	—	977	1,110
Deferred compensation plans, net, including dividend equivalents	—	—	(303)	(557)	(206)	—	1,024	(42)
Common stock cash dividends — $2.25 per share	—	—	—	—	(249,817)	—	—	(249,817)

Balance — December 31, 2006	$—	60,198	5,060	2,889,449	4,443,441	(53,574)	(1,063,479)	6,281,095
2007
Comprehensive income:
Net income	—	—	—	—	654,259	—	—	654,259
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(34,095)	—	(34,095)
Defined benefit plan liability adjustment	—	—	—	—	—	(18,222)	—	(18,222)
Unrealized losses on cash flow hedges	—	—	—	—	—	(8,931)	—	(8,931)

								593,011
Acquisition of Partners Trust Financial Group, Inc. — common stock issued	—	—	—	(54,628)	—	—	331,643	277,015
Purchases of treasury stock	—	—	—	—	—	—	(508,404)	(508,404)
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	49,824	—	—	1,605	51,429
Exercises	—	—	—	(35,397)	—	—	107,116	71,719
Directors’ stock plan	—	—	—	63	—	—	1,278	1,341
Deferred compensation plans, net, including dividend equivalents	—	—	(284)	(559)	(215)	—	1,008	(50)
Common stock cash dividends — $2.60 per share	—	—	—	—	(281,900)	—	—	(281,900)

Balance — December 31, 2007	$—	60,198	4,776	2,848,752	4,815,585	(114,822)	(1,129,233)	6,485,256

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements

1.	Significant accounting policies
M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York. Through subsidiaries, M&T provides individuals, corporations and other businesses, and institutions with commercial and retail banking services, including loans and deposits, trust, mortgage banking, asset management, insurance and other financial services. Banking activities are largely focused on consumers residing in New York State, Pennsylvania, Maryland, Virginia and the District of Columbia and on small and medium-size businesses based in those areas. Banking services are also provided in Delaware, West Virginia and New Jersey, while certain subsidiaries also conduct activities in other states.
The accounting and reporting policies of M&T and subsidiaries (“the Company”) conform to generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting policies are as follows:

Consolidation
Except as described in note 18, the consolidated financial statements include M&T and all of its subsidiaries. All significant intercompany accounts and transactions of consolidated subsidiaries have been eliminated in consolidation. The financial statements of M&T included in note 25 report investments in subsidiaries under the equity method. Information about some limited purpose entities that are affiliates of the Company but are not included in the consolidated financial statements appears in note 18.

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

Capitalized servicing rights
Capitalized servicing assets are included in other assets in the Company’s consolidated balance sheet. Effective January 1, 2007, the Company adopted SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” which requires that all separately recognized

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

servicing assets be initially measured at fair value and permits an entity to choose its subsequent measurement method for each class of separately recognized servicing assets as either the amortization method or fair value method. M&T has not elected to subsequently measure any of its capitalized servicing rights at fair value, but rather uses the amortization method under which capitalized servicing assets are charged to expense in proportion to and over the period of estimated net servicing income. Prior to January 1, 2007, the Company initially measured servicing assets retained in sales and securitization transactions for which it was the transferor under the relative fair value method prescribed in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and subsequently charged such assets to expense using the amortization method.
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

Sales and securitizations of financial assets
Transfers of financial assets for which the Company has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Interests in a sale or securitization of financial assets that continue to be held by the Company, other than servicing rights which as of January 1, 2007 are initially measured at fair value, are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and the retained interests based on their relative estimated fair values. The fair values of retained debt securities are generally determined through reference to independent pricing information. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets.

Goodwill and core deposit and other intangible assets
Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Similar to goodwill, other intangible assets, which include core deposit intangibles, also lack physical substance but, as required by SFAS No. 141, “Business Combinations,” portions of the cost of an acquired entity have been assigned to such assets. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as core deposit intangibles, are required to be amortized over their estimated lives. Core deposit and other intangible assets are generally amortized using accelerated methods over estimated useful lives of five to ten years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of core deposit and other intangible assets may be impaired.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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
The Company utilizes commitments to sell real estate loans to hedge the exposure to changes in the fair value of real estate loans held for sale. Commitments to originate real estate loans to be held for sale and commitments to sell real estate loans are generally recorded in the consolidated balance sheet at estimated fair market value. However, in accordance with Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments,” issued by the United States Securities and Exchange Commission (“SEC”), value ascribable to cash flows that will be realized in connection with loan servicing activities has not been included in the determination of fair value of commitments to originate loans for sale. Value ascribable to that portion of cash flows is recognized at the time the underlying mortgage loans are sold.
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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Income taxes
Deferred tax assets and liabilities are recognized for the future tax effects attributable to differences between the financial statement value of existing assets and liabilities and their respective tax bases and carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates and laws.
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 prescribes the accounting method to be applied to measure uncertainty in income taxes recognized under SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 established a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The evaluation of an uncertain tax position in accordance with FIN No. 48 is a two-step process. The first step is recognition, which requires a determination whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. Under the measurement step, a tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The adoption of FIN No. 48 did not result in any change to the Company’s liability for uncertain tax positions as of January 1, 2007. Information related to the adoption of FIN No. 48 is provided in note 12.

Earnings per common share
Basic earnings per share exclude dilution and are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding (exclusive of shares represented by the unvested portion of restricted stock grants) and common shares issuable under deferred compensation arrangements during the period. Diluted earnings per share reflect shares represented by the unvested portion of restricted stock grants and the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. Proceeds assumed to have been received on such exercise or conversion are assumed to be used to purchase shares of M&T common stock at the average market price during the period, as required by the “treasury stock method” of accounting.

Treasury stock
Repurchases of shares of M&T common stock are recorded at cost as a reduction of stockholders’ equity. Reissuances of shares of treasury stock are recorded at average cost.

2.  Acquisitions
On November 30, 2007, M&T completed the acquisition of Partners Trust Financial Group, Inc. (“Partners Trust”), a bank holding company headquartered in Utica, New York. Partners Trust was merged with and into M&T on that date. Partners Trust Bank, the primary banking subsidiary of Partners Trust, was merged into Manufacturers and Traders Trust Company (“M&T Bank”), a wholly owned subsidiary of M&T, on that date. Partners Trust Bank operated 33 branch offices in upstate New York at the date of acquisition. The results of operations acquired in the Partners Trust transaction have been included in the Company’s financial results since November 30, 2007, but did not have a significant effect on the Company’s results of operations in 2007. After application of the election, allocation and proration procedures contained in the merger agreement with Partners Trust, M&T paid $282 million in cash and issued 3,096,861 shares of M&T common stock in exchange for Partners Trust shares and stock options outstanding at the time of acquisition. The purchase price was approximately $559 million based on the cash paid to Partners Trust shareholders, the fair value of M&T common stock exchanged, and the cash paid to holders of Partners Trust stock options. The acquisition of Partners Trust expands

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

M&T’s presence in upstate New York, making M&T Bank the deposit market share leader in the Utica-Rome and Binghamton markets, while strengthening its lead position in Syracuse.
Assets acquired from Partners Trust on November 30, 2007 totaled $3.5 billion, including $2.2 billion of loans and leases (largely residential real estate and consumer loans), liabilities assumed aggregated $3.0 billion, including $2.2 billion of deposits (largely savings, money-market and time deposits), and $277 million was added to stockholders’ equity. In connection with the acquisition, the Company recorded approximately $288 million of goodwill and $50 million of core deposit intangible. The core deposit intangible is being amortized over 7 years using an accelerated method. Information regarding the allocation of goodwill recorded as a result of the acquisition to the Company’s reportable segments, as well as the carrying amounts and amortization of core deposit and other intangible assets, is provided in note 8.
As a condition of the approval of the Partners Trust acquisition by regulators, M&T Bank was required to divest three branch offices in Binghamton, New York having approximately $95 million in deposits as of June 30, 2006. M&T Bank has reached an agreement to sell three branches in a transaction that is expected to close in 2008.
Pro forma information for the year ended December 31, 2007 as if Partners Trust had been acquired on January 1, 2007 is not presented since such pro forma results were not materially different from the Company’s actual results.
On December 7, 2007, M&T Bank acquired 13 branch offices in the Mid-Atlantic region from First Horizon Bank in a cash transaction. The offices had approximately $214 million of loans, $216 million of deposits and $80 million of trust and investment assets under management on the transaction date.
On June 30, 2006, M&T Bank acquired 21 branch offices in Buffalo and Rochester, New York from Citibank, N.A. in a cash transaction. The offices had approximately $269 million of loans and approximately $1.0 billion of deposits.
The Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company of approximately $15 million ($9 million net of applicable income taxes) during 2007 and approximately $5 million ($3 million net of applicable income taxes) during 2006. There were no similar expenses in 2005. Those expenses consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; incentive compensation; initial marketing and promotion expenses designed to introduce the Company to customers of the acquired operations; travel costs; and printing, postage and supplies and other costs of commencing operations in new offices.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

3.	Investment securities
The amortized cost and estimated fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

December 31, 2007
Investment securities available for sale:
U.S. Treasury and federal agencies	$631,460	$1,761	$251	$632,970
Obligations of states and political subdivisions	83,333	2,243	19	85,557
Mortgage-backed securities:
Government issued or guaranteed	2,908,219	15,542	16,090	2,907,671
Privately issued	4,192,707	13,146	57,637	4,148,216
Other debt securities	220,528	1,526	10,601	211,453
Equity securities	415,164	8,618	30,480	393,302

	8,451,411	42,836	115,078	8,379,169

Investment securities held to maturity:
Obligations of states and political subdivisions	67,674	1,864	55	69,483
Other debt securities	8,767	—	—	8,767

	76,441	1,864	55	78,250

Other securities	506,388	—	—	506,388

Total	$9,034,240	$44,700	$115,133	$8,963,807

December 31, 2006
Investment securities available for sale:
U.S. Treasury and federal agencies	$479,655	$—	$5,779	$473,876
Obligations of states and political subdivisions	67,804	2,967	—	70,771
Mortgage-backed securities:
Government issued or guaranteed	1,943,407	4,477	40,176	1,907,708
Privately issued	3,830,965	7,603	42,038	3,796,530
Other debt securities	145,034	5,423	550	149,907
Equity securities	411,467	20,016	427	431,056

	6,878,332	40,486	88,970	6,829,848

Investment securities held to maturity:
Obligations of states and political subdivisions	59,436	1,845	15	61,266
Other debt securities	5,463	—	—	5,463

	64,899	1,845	15	66,729

Other securities	356,851	—	—	356,851

Total	$7,300,082	$42,331	$88,985	$7,253,428

No investment in securities of a single non-U.S. Government or government agency issuer exceeded ten percent of stockholders’ equity at December 31, 2007.
As of December 31, 2007, the latest available investment ratings of all privately issued mortgage-backed securities and collateralized debt obligations included in other debt securities were A or better, with the exception of 17 securities with an aggregate amortized cost and estimated fair value of $61,671,000 and $45,601,000, respectively.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities and collateralized debt obligations included in other debt securities were as follows:

	December 31
	2007	2006
	(In thousands)

Collateralized Mortgage Obligations:
Amortized cost	$4,986,883	$4,837,695
Estimated fair value	4,932,580	4,774,812
Collateralized Debt Obligations:
Amortized cost	31,380	—
Estimated fair value	31,485	—

Gross realized gains on the sale of investment securities were $1,585,000 in 2007, $2,735,000 in 2006 and $1,464,000 in 2005. Gross realized losses on investment securities were $381,000 in 2007, $169,000 in 2006 and $414,000 in 2005. During 2007, the Company recognized a $127,300,000 other-than-temporary impairment charge related to $131,700,000 of collateralized debt obligations purchased in March 2007 that were supported by sub-prime mortgage-backed securities. The impairment charge was recognized in light of significant deterioration of housing values in the residential real estate market, the significant rise in delinquencies and charge-offs of sub-prime mortgage loans and resulting decline in market value of collateralized debt obligations, in general, and specifically the steep decline in values of those debt obligations owned by the Company that are not expected to recover in the foreseeable future. Of the remaining collateralized debt obligations, $27,011,000 were obtained in the Partners Trust acquisition on November 30, 2007 and are collateralized by trust preferred capital securities and subordinated notes of other banking companies. During 2005, the Company recognized a $29,183,000 other-than-temporary impairment charge related to $132,900,000 of variable-rate preferred stock of the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”).
At December 31, 2007, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Debt securities available for sale:
Due in one year or less	$140,778	$140,799
Due after one year through five years	378,291	379,848
Due after five years through ten years	194,908	196,319
Due after ten years	221,344	213,014

	935,321	929,980
Mortgage-backed securities available for sale	7,100,926	7,055,887

	$8,036,247	$7,985,867

Debt securities held to maturity:
Due in one year or less	$46,304	$46,394
Due after one year through five years	9,536	9,763
Due after five years through ten years	10,820	12,249
Due after ten years	9,781	9,844

	$76,441	$78,250

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

A summary of investment securities that as of December 31, 2007 and 2006 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In thousands)

December 31, 2007
U.S. Treasury and federal agencies	$72,341	$(25)	$120,987	$(226)
Obligations of states and political subdivisions	11,747	(67)	1,028	(7)
Mortgage-backed securities:
Government issued or guaranteed	339,458	(586)	940,073	(15,504)
Privately issued	1,093,250	(36,036)	1,637,989	(21,601)
Other debt securities	107,854	(9,357)	41,971	(1,244)
Equity securities	124,845	(30,480)	—	—

Total	$1,749,495	$(76,551)	$2,742,048	$(38,582)

December 31, 2006
U.S. Treasury and federal agencies	$207,522	$(397)	$266,354	$(5,382)
Obligations of states and political subdivisions	5,348	(2)	1,462	(13)
Mortgage-backed securities:
Government issued or guaranteed	68,832	(112)	1,467,818	(40,064)
Privately issued	564,993	(3,754)	2,413,828	(38,284)
Other debt securities	3,425	(77)	53,353	(473)
Equity securities	29,826	(423)	41	(4)

Total	$879,946	$(4,765)	$4,202,856	$(84,220)

The Company owned approximately six hundred individual investment securities with aggregate gross unrealized losses of $115,133,000 at December 31, 2007. Those investment securities consisted predominantly of mortgage-backed securities classified as available for sale. The unrealized losses on such securities at December 31, 2007 were generally attributable to the level of interest rates and a lack of liquidity in the market and, accordingly, were considered to be temporary in nature. The Company also had $30 million of unrealized losses on variable-rate preferred stock issuances of FNMA and FHLMC with a cost basis of $143 million at December 31, 2007. Substantially all of the decline in value of those securities occurred in late 2007, and the Company has concluded that the impairment of such securities at December 31, 2007 was the result of the recent issuance of new higher-yielding preferred stock by those government-sponsored agencies in response to the current housing market decline. As such, the Company believes it is too soon to conclude that such unrealized losses were other than temporary. As of December 31, 2007, the Company has the intent and ability to hold each of its impaired securities to recovery. At December 31, 2007, the Company had not identified events or changes in circumstance which may have a significant adverse effect on the fair value of the $506,388,000 of cost method investment securities.
At December 31, 2007, investment securities with a carrying value of $7,037,967,000, including $6,624,200,000 of investment securities available for sale, were pledged to secure demand notes issued to the U.S. Treasury, borrowings from various Federal Home Loan Banks (“FHLB”), repurchase agreements, governmental deposits and interest rate swap agreements.
Investment securities pledged by the Company to secure obligations whereby the secured party is permitted by contract or custom to sell or repledge such collateral totaled $1,988,128,000 at December 31, 2007. The pledged securities are included in U.S. Treasury and federal agencies and mortgage-backed securities available for sale.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

4.	Loans and leases
Total gross loans and leases outstanding were comprised of the following:

	December 31
	2007	2006
	(In thousands)

Loans
Commercial, financial, agricultural, etc.	$11,762,168	$10,472,919
Real estate:
Residential	5,515,355	5,248,119
Commercial	13,953,094	12,691,964
Construction	4,190,068	3,453,981
Consumer	11,301,713	9,885,883

Total loans	46,722,398	41,752,866

Leases
Commercial	1,624,858	1,423,637
Consumer	5,006	30,451

Total leases	1,629,864	1,454,088

Total loans and leases	$48,352,262	$43,206,954

One-to-four family residential mortgage loans held for sale were $774 million at December 31, 2007 and $1.9 billion at December 31, 2006. In March 2007, the Company transferred approximately $883 million of residential real estate loans (including $808 million of first mortgage loans and $75 million of second mortgage loans) from its held-for-sale loan portfolio to its held-for-investment portfolio. Those loans represented alternative (“Alt-A”) residential real estate loans that the Company had been actively originating for sale in the secondary market. Unfavorable market conditions and lack of market liquidity impacted the Company’s willingness to sell those loans. Accordingly, the Alt-A loans were transferred at the lower of cost or market value resulting in a reduction of the carrying value of the loans and mortgage banking revenues of $12 million. Commercial mortgage loans held for sale were $79 million at December 31, 2007 and $49 million at December 31, 2006. Included in consumer loans were home equity loans held for sale of $619 thousand at December 31, 2007 and $65 million at December 31, 2006.
As of December 31, 2007, approximately $8 million of one-to-four family residential mortgage loans serviced for others had been sold with credit recourse. As of December 31, 2007, approximately $1.0 billion of commercial mortgage loan balances serviced for others had been sold with recourse in conjunction with the Company’s participation in the FNMA Delegated Underwriting and Servicing (“DUS”) program. At December 31, 2007, the Company estimated that the recourse obligations described above were not material to the Company’s consolidated financial position. There have been no material losses incurred as a result of those credit recourse arrangements.
Nonperforming loans (loans on which interest was not being accrued or had been renegotiated at below-market interest rates) totaled $447,166,000 at December 31, 2007 and $224,228,000 at December 31, 2006. If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on such loans would have amounted to $36,207,000 in 2007 and $17,173,000 in 2006. The actual amounts included in interest income during 2007 and 2006 on such loans were $12,492,000 and $6,770,000, respectively. Beginning in December 2007, residential real estate loans previously classified as nonaccrual when payments were 180 days past due now stop accruing interest when principal or interest is delinquent 90 days. The impact of the acceleration of the classification of residential real estate loans as nonaccrual resulted in an increase in nonaccrual loans of $84 million and a corresponding decrease in loans past due 90 days and accruing interest. As a result of that acceleration, previously accrued interest of $2 million was reversed and charged against interest income.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The recorded investment in loans considered impaired for purposes of applying SFAS No. 114 was $225,287,000 and $152,676,000 at December 31, 2007 and 2006, respectively. The recorded investment in loans considered impaired for which there was a related valuation allowance for impairment included in the allowance for credit losses and the amount of such impairment allowance were $183,488,000 and $55,050,000, respectively, at December 31, 2007 and $139,021,000 and $23,388,000, respectively, at December 31, 2006. The recorded investment in loans considered impaired for which there was no related valuation allowance for impairment was $41,799,000 and $13,655,000 at December 31, 2007 and 2006, respectively. The average recorded investment in impaired loans during 2007, 2006 and 2005 was $195,597,000, $97,263,000 and $106,603,000, respectively. Interest income recognized on impaired loans totaled $7,368,000, $4,866,000 and $4,522,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $120,000, amounted to $221,202,000 and $158,032,000 at December 31, 2007 and 2006, respectively. During 2007, new borrowings by such persons amounted to $74,533,000 (including borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions (including reductions resulting from retirements) were $11,363,000.
At December 31, 2007, approximately $3.2 billion of commercial mortgage loans and $3.2 billion of one-to-four family residential mortgage loans were pledged to secure outstanding borrowings. As described in note 18, as of December 31, 2007, $557 million of automobile loans and related assets were effectively pledged to secure a $500 million revolving structured borrowing.
The Company’s loan and lease portfolio includes (i) commercial lease financing receivables consisting of direct financing and leveraged leases for machinery and equipment, railroad equipment, commercial trucks and trailers, and commercial aircraft, and (ii) consumer leases for automobiles and light trucks. A summary of lease financing receivables follows:

	December 31
	2007	2006
	(In thousands)

Commercial leases:
Direct financings:
Lease payments receivable	$1,120,499	$992,016
Estimated residual value of leased assets	104,293	99,564
Unearned income	(188,596)	(162,897)

Investment in direct financings	1,036,196	928,683
Leveraged leases:
Lease payments receivable	206,124	157,377
Estimated residual value of leased assets	193,942	174,680
Unearned income	(82,538)	(59,738)

Investment in leveraged leases	317,528	272,319

Investment in commercial leases	1,353,724	1,201,002
Consumer automobile leases:
Lease payments receivable	399	6,527
Estimated residual value of leased assets	4,607	23,924
Unearned income	(56)	(1,038)

Investment in consumer automobile leases	4,950	29,413

Total investment in leases	$1,358,674	$1,230,415

Deferred taxes payable arising from leveraged leases	$220,165	$205,619

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Included within the estimated residual value of leased assets at December 31, 2007 and 2006 were $55 million and $51 million, respectively, in residual value associated with direct financing leases that are guaranteed by the lessees. The Company is indemnified from loss by Allied Irish Banks, p.l.c. (“AIB”) on a portion of leveraged leases obtained in the acquisition of a former subsidiary of AIB on April 1, 2003 (see note 23). Amounts in the leveraged lease section of the table subject to such indemnification included lease payments receivable of $8 million and $9 million as of December 31, 2007 and 2006, respectively, and estimated residual value of leased assets of $31 million and unearned income of $8 million at each of those dates. For consumer automobile leases, substantially all residual values were insured by third parties for declines in published industry-standard residual values.
At December 31, 2007, the minimum future lease payments to be received from lease financings were as follows:

	Commercial	Consumer	Total
	(In thousands)

Year ending December 31:
2008	$289,489	$399	$289,888
2009	220,367	—	220,367
2010	169,275	—	169,275
2011	124,803	—	124,803
2012	115,011	—	115,011
Later years	407,678	—	407,678

	$1,326,623	$399	$1,327,022

5.	Allowance for credit losses
Changes in the allowance for credit losses were as follows:

	Year Ended December 31
	2007	2006	2005
	(In thousands)

Beginning balance	$649,948	$637,663	$626,864
Provision for credit losses	192,000	80,000	88,000
Allowance obtained through acquisitions	32,668	—	—
Allowance related to loans sold or securitized	(1,422)	—	(314)
Net charge-offs
Charge-offs	(146,298)	(95,606)	(107,617)
Recoveries	32,543	27,891	30,730

Net charge-offs	(113,755)	(67,715)	(76,887)

Ending balance	$759,439	$649,948	$637,663

Beginning in December 2007, the excess of residential real estate loan balances over the net realizable value of the property collateralizing the loan is charged off when the loans become 150 days delinquent, whereas previously the Company provided an allowance for credit losses for such amounts and charged-off loans upon foreclosure of the underlying property. Charge-offs in 2007 included $15 million related to this change in procedure. The effect of the change in the timing of recognizing those charge-offs did not have a material effect on the Company’s net income or on its financial position.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

6.	Premises and equipment
The detail of premises and equipment was as follows:

	December 31
	2007	2006
	(In thousands)

Land	$55,117	$48,833
Buildings — owned	247,834	230,562
Buildings — capital leases	1,598	1,598
Leasehold improvements	124,175	101,453
Furniture and equipment — owned	299,915	292,141
Furniture and equipment — capital leases	2,514	2,514

	731,153	677,101
Less: accumulated depreciation and amortization
Owned assets	357,478	339,643
Capital leases	2,910	2,450

	360,388	342,093

Premises and equipment, net	$370,765	$335,008

Net lease expense for all operating leases totaled $65,014,000 in 2007, $60,680,000 in 2006 and $57,641,000 in 2005. Minimum lease payments under noncancelable operating leases are presented in note 20. Minimum lease payments required under capital leases are not material.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

7.	Capitalized servicing assets
Changes in capitalized servicing assets were as follows:

				Small-Balance
	Residential Mortgage Loans			Commercial Mortgage Loans
For Year Ended December 31,	2007	2006	2005	2007	2006	2005
	(In thousands)

Beginning balance	$127,025	$136,584	$150,518	$35,767	$23,224	$13,285
Originations	12,145	7,497	12,061	—	—	—
Purchases	15,000	28,739	19,086	35,795	22,102	16,049
Assumed in loan securitizations (note 18)	7,873	—	1,411	—	—	—
Amortization	(43,280)	(45,795)	(46,492)	(14,606)	(9,559)	(6,110)

	118,763	127,025	136,584	56,956	35,767	23,224
Valuation allowance	(6,000)	(10,050)	(19,800)	—	—	—

Ending balance, net	$112,763	$116,975	$116,784	$56,956	$35,767	$23,224

	Commercial Mortgage Loans			Total
For Year Ended December 31,	2007	2006	2005	2007	2006	2005
	(In thousands)

Beginning balance	$20,721	$21,425	$22,422	$183,513	$181,233	$186,225
Originations	4,564	4,949	4,867	16,709	12,446	16,928
Purchases	—	—	—	50,795	50,841	35,135
Assumed in loan securitizations (note 18)	—	—	—	7,873	—	1,411
Amortization	(5,045)	(5,653)	(5,864)	(62,931)	(61,007)	(58,466)

	20,240	20,721	21,425	195,959	183,513	181,233
Valuation allowance	—	—	—	(6,000)	(10,050)	(19,800)

Ending balance, net	$20,240	$20,721	$21,425	$189,959	$173,463	$161,433

Residential mortgage loans serviced for others were $14.5 billion, $13.4 billion and $13.2 billion at December 31, 2007, 2006 and 2005, respectively. Small balance commercial mortgage loans serviced for others were $4.9 billion, $3.3 billion and $2.4 billion at December 31, 2007, 2006 and 2005, respectively. Commercial mortgage loans serviced for others were $5.3 billion, $4.9 billion and $4.3 billion at December 31, 2007, 2006 and 2005, respectively.
During 2007, 2006 and 2005, $4,050,000, $9,750,000 and $11,078,000, respectively, of the valuation allowance for capitalized residential mortgage loan servicing assets was reversed because of increases in the market value of certain strata of servicing assets relative to the amortized cost basis of the servicing assets in such strata. The estimated fair value of capitalized residential mortgage loan servicing assets was approximately $135 million at December 31, 2007 and $147 million at December 31, 2006. The fair value of capitalized residential mortgage loan servicing assets was estimated using weighted-average discount rates of 16.1% and 16.3% at December 31, 2007 and 2006, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2007 and 2006, the discount rate represented a weighted-average option-adjusted spread (“OAS”) of 885 basis points (hundredths of one percent) and 1,050 basis points, respectively, over market implied forward London Interbank Offered Rates. The estimated fair value of capitalized small-balance commercial mortgage loan servicing assets was approximately $70 million at December 31, 2007 and $42 million at December 31, 2006. The fair value of capitalized small-balance commercial loan servicing assets was estimated using weighted-average discount rates of 20.1% and 23.6% at December 31, 2007 and 2006, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2007 and 2006, the discount rate represented a weighted-average OAS of 1,600 basis points and 1,900 basis points, respectively, over market

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

implied forward London Interbank Offered Rates. The estimated fair value of capitalized residential and small-balance commercial mortgage loan servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The estimated fair value of capitalized commercial mortgage loan servicing assets was approximately $25 million at both December 31, 2007 and 2006. An 18% discount rate was used to estimate the fair value of capitalized commercial mortgage loan servicing rights at December 31, 2007 and 2006 with no prepayment assumptions because, in general, the servicing agreements allow the Company to share in customer loan prepayment fees and thereby recover the remaining carrying value of the capitalized servicing rights associated with such loan. The Company’s ability to realize the carrying value of capitalized commercial mortgage servicing rights is more dependent on the borrowers’ abilities to repay the underlying loans than on prepayments or changes in interest rates.
The key economic assumptions used to determine the fair value of capitalized servicing rights at December 31, 2007 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

		Small-Balance
	Residential	Commercial	Commercial

Weighted-average prepayment speeds	20.34%	19.56%
Impact on fair value of 10% adverse change	$(6,387,000)	$(2,552,000)
Impact on fair value of 20% adverse change	(12,110,000)	(4,872,000)
Weighted-average OAS	8.85%	16.00%
Impact on fair value of 10% adverse change	$(2,391,000)	$(2,167,000)
Impact on fair value of 20% adverse change	(4,673,000)	(4,195,000)
Weighted-average discount rate			18.00%
Impact on fair value of 10% adverse change			$(1,063,000)
Impact on fair value of 20% adverse change			(2,052,000)

8.	Goodwill and other intangible assets
In accordance with SFAS No. 142, the Company does not amortize goodwill associated with corporate acquisitions, however, core deposit and other intangible assets are amortized over the estimated life of each respective asset. Total amortizing intangible assets were comprised of the following:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

December 31, 2007
Core deposit	$637,803	$410,052	$227,751
Other	116,800	95,995	20,805

Total	$754,603	$506,047	$248,556

December 31, 2006
Core deposit	$574,544	$354,287	$220,257
Other	115,250	85,274	29,976

Total	$689,794	$439,561	$250,233

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of five to ten years. The weighted-average original amortization period was approximately eight years. The remaining weighted-average amortization period as of December 31, 2007 was approximately seven years. Amortization expense for core deposit and other intangible assets was $66,486,000, $63,008,000, and $56,805,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense in future years for such intangible assets is as follows:

(In thousands)

Year ending December 31:
2008	$66,393
2009	54,258
2010	42,541
2011	29,383
2012	22,168
Later years	33,813

$248,556

Also in accordance with the provisions of SFAS No. 142, the Company completed annual goodwill impairment tests as of October 1, 2005, 2006 and 2007. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The implied fair value of the goodwill was determined as the difference between the estimated incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. To test for goodwill impairment at each evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. The methodologies used to estimate fair values of reporting units as of the acquisition dates and as of the evaluation dates were similar. For the Company’s core customer relationship business reporting units, fair value was estimated as the present value of the expected future cash flows of the reporting unit. The Company’s non-relationship business reporting units were individually analyzed and fair value was largely determined by comparisons to market transactions for similar businesses. Based on the results of the goodwill impairment tests, the Company concluded that the amount of recorded goodwill was not impaired at the respective testing dates.
A summary of goodwill assigned to each of the Company’s reportable segments for purposes of testing for impairment was as follows:

	December 31,	Partners Trust	December 31,
	2006	Acquisition	2007
	(In thousands)

Business Banking	$642,103	$41,658	$683,761
Commercial Banking	838,165	47,841	886,006
Commercial Real Estate	255,166	19,633	274,799
Discretionary Portfolio	—	—	—
Residential Mortgage Banking	—	—	—
Retail Banking	798,822	178,452	977,274
All Other	374,593	—	374,593

Total	$2,908,849	$287,584	$3,196,433

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

9.	Borrowings
The amounts and interest rates of short-term borrowings were as follows:

	Federal Funds
	Purchased
	and	Other
	Repurchase	Short-term
	Agreements	Borrowings	Total
	(Dollars in thousands)

At December 31, 2007
Amount outstanding	$4,351,313	$1,470,584	$5,821,897
Weighted-average interest rate	3.12%	4.65%	3.50%
For the year ended December 31, 2007
Highest amount at a month-end	$4,351,313	$1,470,584
Daily-average amount outstanding	4,745,137	640,694	$5,385,831
Weighted-average interest rate	5.06%	5.31%	5.09%
At December 31, 2006
Amount outstanding	$2,531,684	$562,530	$3,094,214
Weighted-average interest rate	5.14%	5.30%	5.17%
For the year ended December 31, 2006
Highest amount at a month-end	$4,533,796	$980,361
Daily-average amount outstanding	3,888,739	640,893	$4,529,632
Weighted-average interest rate	5.01%	5.18%	5.03%
At December 31, 2005
Amount outstanding	$4,211,978	$940,894	$5,152,872
Weighted-average interest rate	4.07%	4.26%	4.10%
For the year ended December 31, 2005
Highest amount at a month-end	$4,547,239	$1,136,923
Daily-average amount outstanding	4,232,002	658,229	$4,890,231
Weighted-average interest rate	3.20%	3.40%	3.23%

In general, federal funds purchased and short-term repurchase agreements outstanding at December 31, 2007 matured on the next business day following year-end. Other short-term borrowings included a $500 million revolving asset-backed structured borrowing with an unaffiliated conduit lender. Further information related to the revolving asset-backed structured borrowing is provided in note 18. Other short-term borrowings at December 31, 2007 included $820 million of borrowings from the FHLB that matured within one year, including $320 million resulting from the acquisition of Partners Trust on November 30, 2007. There were no similar borrowings from the FHLB at December 31, 2006. The remaining borrowings included in other short-term borrowings had original maturities of one year or less and included borrowings from the U.S. Treasury and others.
At December 31, 2007, the Company had lines of credit under formal agreements as follows:

			M&T
	M&T	M&T Bank	Bank, N.A.
	(In thousands)

Outstanding borrowings	$—	$6,513,332	$—
Unused	30,000	6,067,696	61,724

M&T has a revolving credit agreement with an unaffiliated commercial bank whereby M&T may borrow up to $30 million at its discretion through December 5, 2008. At December 31, 2007, M&T Bank had borrowing facilities available with the FHLB whereby M&T Bank could borrow up to approximately $8.2 billion. Additionally, M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T, had available lines of credit with the Federal Reserve Bank of New

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

York totaling approximately $4.5 billion, under which there were no borrowings outstanding at December 31, 2007 or 2006. M&T Bank and M&T Bank, N.A. are required to pledge loans and investment securities as collateral for these borrowing facilities.
Long-term borrowings were as follows:

	December 31,
	2007	2006
	(In thousands)

Subordinated notes of M&T Bank:
8% due 2010	$137,680	$131,957
3.85% due 2013, variable rate commencing 2008	399,978	399,892
6.625% due 2017	399,111	—
5.585% due 2020, variable rate commencing 2015	356,574	351,987
5.629% due 2021, variable rate commencing 2016	514,832	492,945
Subordinated notes of M&T:
7.2% due 2007	—	203,193
6.875% due 2009	102,238	103,916
Senior medium term notes — 6.5% due 2008	29,814	29,368
Senior notes of M&T — 5.375% due 2012	299,908	—
Advances from FHLB:
Variable rates	4,500,000	2,800,000
Fixed rates	1,197,212	629,438
Agreements to repurchase securities	1,625,001	1,025,001
Junior subordinated debentures associated with preferred capital securities of:
M&T Capital Trust I — 8.234%	154,640	154,640
M&T Capital Trust II — 8.277%	103,093	103,093
M&T Capital Trust III — 9.25%	68,059	68,384
First Maryland Capital I — Variable rate	144,201	143,652
First Maryland Capital II — Variable rate	141,986	141,322
BSB Capital Trust I — 8.125%	16,902	—
BSB Capital Trust III — Variable rate	15,464	—
Allfirst Asset Trust — Variable rate	101,952	101,796
Other	9,300	10,157

	$10,317,945	$6,890,741

The subordinated notes of M&T Bank are unsecured and are subordinate to the claims of depositors and other creditors of M&T Bank. In December 2007, M&T Bank issued $400 million of subordinated notes which bear a fixed rate of interest of 6.625% and mature in December 2017. In December 2006, M&T Bank issued $500 million of subordinated notes which bear a fixed rate of interest of 5.629% until December 2016 and a floating rate thereafter until maturity in December 2021, at a rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus .64%. Beginning December 2016, M&T Bank may, at its option and subject to prior regulatory approval, redeem some or all of the notes on any interest payment date. The subordinated notes due 2020 bear a fixed rate of interest of 5.585% until December 2015 and a floating rate of interest thereafter until maturity in December 2020, at a rate equal to the one-month LIBOR plus 1.215%. Beginning December 2015, M&T Bank may, at its option and subject to prior regulatory approval, redeem some or all of the notes on any interest payment date. Those notes were issued as part of an exchange offer to holders of M&T Bank’s 8% subordinated notes due October 2010. Coincident with the exchange, M&T Bank terminated $363 million of interest rate swap agreements that were used to hedge the 8.0% subordinated notes that were exchanged. A

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

$15 million valuation adjustment on the previously hedged notes was included in the carrying value of the new subordinated notes due in 2020. That valuation adjustment is being amortized to interest expense over the period to expected maturity of the new notes. The unamortized balance of such valuation adjustment was $13 million and $14 million at December 31, 2007 and 2006, respectively. The subordinated notes due in 2020 have an effective rate of 7.76%. The subordinated notes due 2013 bear a fixed rate of interest of 3.85% through March 2008 and a floating rate of interest thereafter until maturity in April 2013, at a rate equal to the three-month LIBOR plus 1.50%. Beginning April 2008, M&T Bank may, at its option and subject to prior regulatory approval, redeem some or all of the notes on any interest payment date.
The subordinated notes of M&T are unsecured and subordinate to the general creditors of M&T. The senior medium term notes were issued in 1998 by Keystone Financial Mid-Atlantic Funding Corp., a wholly owned subsidiary of M&T that was acquired in 2000. The notes provide for semi-annual interest payments at fixed rates of interest and are guaranteed by M&T.
The senior notes of M&T were issued in May 2007. The notes provide for semi-annual interest payments at a fixed rate of interest and mature in May 2012.
Long-term variable rate advances from the FHLB had contractual interest rates that ranged from 4.81% to 5.25% at December 31, 2007 and from 5.31% to 5.37% at December 31, 2006. The weighted-average contractual interest rates were 5.03% and 5.35% at December 31, 2007 and 2006, respectively. Long-term fixed-rate advances from the FHLB had contractual interest rates ranging from 4.05% to 7.32%. The weighted-average contractual interest rates payable were 5.18% and 5.52% at December 31, 2007 and 2006, respectively. Advances from the FHLB mature at various dates through 2029 and are secured by residential real estate loans, commercial real estate loans and investment securities.
Long-term agreements to repurchase securities had contractual interest rates that ranged from 3.91% to 5.14%. The weighted-average contractual interest rates were 4.21% and 4.24% at December 31, 2007 and 2006, respectively. The agreements outstanding at December 31, 2007 reflect various repurchase dates through 2017, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates.
M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III”) have issued fixed rate preferred capital securities aggregating $310 million. First Maryland Capital I (“Trust IV”) and First Maryland Capital II (“Trust V”) have issued floating rate preferred capital securities aggregating $300 million. The distribution rates on the preferred capital securities of Trust IV and Trust V adjust quarterly based on changes in the three-month LIBOR and were 6.24% and 5.76%, respectively, at December 31, 2007 and 6.37% and 6.22%, respectively, at December 31, 2006. As a result of the Partners Trust acquisition, M&T assumed responsibility for $31.5 million of similar preferred capital securities previously issued by special-purpose entities formed by Partners Trust consisting of $16.5 million of fixed rate preferred capital securities issued by BSB Capital Trust I (“Trust VI”) and $15 million of floating rate preferred capital securities issued by BSB Capital Trust III (“Trust VII”). The distribution rate on the preferred capital securities of Trust VII adjusts quarterly based on changes in the three-month LIBOR and was 8.59% at December 31, 2007. Trust I, Trust II, Trust III, Trust IV, Trust V, Trust VI and Trust VII are referred to herein collectively as the “Trusts.”

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Other than the following payment terms (and the redemption terms described below), the preferred capital securities issued by the Trusts (“Capital Securities”) are substantially identical in all material respects:

Trust	Distribution Rate	Distribution Dates

Trust I	8.234%	February 1 and August 1
Trust II	8.277%	June 1 and December 1
Trust III	9.25%	February 1 and August 1
Trust IV	LIBOR plus 1.00%	January 15, April 15, July 15 and October 15
Trust V	LIBOR plus .85%	February 1, May 1, August 1 and November 1
Trust VI	8.125%	January 31 and July 31
Trust VII	LIBOR plus 3.35%	January 7, April 7, July 7 and October 7

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
The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trusts to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of M&T as follows:

	Capital	Common
Trust	Securities	Securities	Junior Subordinated Debentures

Trust I	$150 million	$4.64 million	$154.64 million aggregate liquidation amount of 8.234% Junior Subordinated Debentures due February 1, 2027.
Trust II	$100 million	$3.09 million	$103.09 million aggregate liquidation amount of 8.277% Junior Subordinated Debentures due June 1, 2027.
Trust III	$60 million	$1.856 million	$61.856 million aggregate liquidation amount of 9.25% Junior Subordinated Debentures due February 1, 2027.
Trust IV	$150 million	$4.64 million	$154.64 million aggregate liquidation amount of floating rate Junior Subordinated Debentures due January 15, 2027.
Trust V	$150 million	$4.64 million	$154.64 million aggregate liquidation amount of floating rate Junior Subordinated Debentures due February 1, 2027.
Trust VI	$16.5 million	$.928 million	$17.428 million aggregate liquidation amount of 8.125% Junior Subordinated Debentures due July 31, 2028.
Trust VII	$15 million	$.464 million	$15.464 million aggregate liquidation amount of floating rate Junior Subordinated Debentures due January 7, 2033.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities at December 31, 2007 and 2006 of Trust III, Trust IV, Trust V, Trust VI and Trust VII include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated Debentures of Trust IV, Trust V and Trust VII were 6.24%, 5.76% and 8.59%, respectively, at December 31, 2007 and for Trust IV and Trust V were 6.37% and 6.22%, respectively, at December 31, 2006.
Holders of the Capital Securities receive preferential cumulative cash distributions on each distribution date at the stated distribution rate unless M&T exercises its right to extend the payment of interest on the Junior Subordinated Debentures for up to ten semi-annual periods (in the case of Trust I, Trust II, Trust III and Trust VI) or twenty quarterly periods (in the case of Trust IV, Trust V and Trust VII), in which case payment of distributions on the respective Capital Securities will be deferred for comparable periods. During an extended interest period, M&T may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock. The agreements governing the Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by M&T of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities. The obligations under such guarantee and the Capital Securities are subordinate and junior in right of payment to all senior indebtedness of M&T.
The Capital Securities will remain outstanding until the Junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity or are distributed in liquidation to the Trusts. The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after an optional redemption contemporaneously with the optional redemption of the related Junior Subordinated Debentures in whole or in part, subject to possible regulatory approval.
Allfirst Preferred Capital Trust (“Allfirst Capital Trust”) has issued $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”). Allfirst Capital Trust is a Delaware business trust that was formed for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures of M&T and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T currently has outstanding $105.3 million aggregate liquidation amount Floating Rate Junior Subordinated Debentures due July 15, 2029 that are payable to Allfirst Asset Trust. The interest rates payable on such debentures were 6.67% and 6.80% at December 31, 2007 and 2006, respectively.
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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

distributions and other payments on the SKATES and on the Asset Preferred Securities to the extent that Allfirst Capital Trust and Allfirst Asset Trust, respectively, have funds legally available. Under the Federal Reserve Board’s current risk-based capital guidelines, the SKATES are includable in M&T’s Tier 1 Capital.
Long-term borrowings at December 31, 2007 mature as follows:

(In thousands)

Year ending December 31:
2008	$2,233,423
2009	1,890,236
2010	577,906
2011	219,346
2012	1,543,523
Later years	3,853,511

$10,317,945

10.	Stock-based compensation plans
The Company recognizes expense for stock-based compensation using the fair value method of accounting. Stock-based compensation expense recognized by the Company in each of 2007 and 2006 was $51 million, and was $45 million in 2005. The Company recognized $12 million, $13 million and $11 million in 2007, 2006 and 2005, respectively, of income tax benefits related to stock-based compensation. As required, coincident with the adoption of SFAS No. 123R, the Company began accelerating the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plans allow for vesting at the time an employee retires. Stock-based compensation granted to retirement-eligible individuals through December 31, 2005 was expensed over the normal vesting period with any remaining unrecognized compensation cost recognized at the time of retirement. This change affected the timing of stock-based compensation expense recognition in the Company’s consolidated financial statements for years after 2005, but did not affect the value ascribed to stock-based compensation granted to employees nor the aggregate amount of stock-based compensation expense to be recognized by the Company. The acceleration of such expense was the primary reason for the higher stock-based compensation expense in 2007 and 2006 as compared with 2005.
The Company’s 2005 Incentive Compensation Plan allows for the issuance of various forms of stock-based compensation, including stock options, restricted stock and performance-based awards. Through December 31, 2007, only stock-based compensation awards, including stock options and restricted stock, that vest with the passage of time as service is provided have been issued. The 2005 Incentive Compensation Plan allows for share grants not to exceed 6,000,000 shares of stock plus the shares that remained available for grant under a prior plan. At December 31, 2007 and 2006, respectively, there were 5,685,802 and 7,199,903 shares available for future grant.

Stock option awards
Stock options issued generally vest over four years and are exercisable over terms not exceeding ten years and one day. In 2005, the Company granted 125,600 options to substantially all employees who had not been previously receiving awards. The options granted under that award vest three years after grant date and are exercisable for a period of seven years thereafter.
The Company used an option pricing model to estimate the grant date present value of stock options granted. The weighted-average estimated grant date value per option was $28.59 in 2007, $28.10 in 2006 and $22.96 in 2005. The values were calculated using the following weighted-average assumptions: an option term of 6.5 years (representing the estimated period between grant date and exercise date based on historical data); a risk-free interest rate of 4.79% in 2007, 4.28% in 2006 and 3.95% in 2005 (representing the yield on a U.S. Treasury security with a remaining term equal to the expected option term); expected volatility of 21% in 2007, 24% in 2006 and 21% in 2005 (based on historical volatility of M&T’s common stock price); and estimated dividend yields of 1.98% in 2007, 1.65% in 2006

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

and 1.57% in 2005 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date). Based on historical data and projected employee turnover rates, the Company reduced the estimated value of stock options for purposes of recognizing stock-based compensation expense by 7% in 2007 and 2006, and 8% in 2005 to reflect the probability of forfeiture prior to vesting. Aggregate fair value of options expected to vest that were granted in 2007, 2006 and 2005 were $48 million, $49 million and $41 million, respectively.
A summary of stock option activity follows:

	Stock	Weighted-Average		Aggregate
	Options	Exercise	Life	Intrinsic Value
	Outstanding	Price	(In Years)	(In Thousands)

Outstanding at January 1, 2007	10,657,460	$81.71
Granted	1,681,661	121.08
Exercised	(1,102,119)	64.85
Cancelled	(202,537)	105.83

Outstanding at December 31, 2007	11,034,465	$88.95	5.8	$72,990

Exercisable at December 31, 2007	6,239,162	$73.39	4.1	$72,990

For 2007, 2006 and 2005, M&T received $66 million, $68 million and $85 million, respectively, in cash and realized $17 million, $27 million and $31 million, respectively, in tax benefits from the exercise of stock options. The intrinsic value of stock options exercised during those periods was $55 million, $86 million and $92 million, respectively. As of December 31, 2007, there was $41 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total grant date fair value of stock options vested during 2007, 2006 and 2005 was $39 million, $37 million and $41 million, respectively. Upon the exercise of stock options, the Company generally issues shares from treasury stock to the extent available, but may also issue new shares.

Restricted stock awards
Beginning in 2007, certain eligible employees of the Company could elect to receive all or a portion of their stock-based compensation awards in the form of restricted stock rather than stock options. Restricted stock awards vest over four years. During 2007, 15,083 shares of restricted stock were awarded with a weighted-average grant date fair value of $121.31. As of December 31, 2007, there were 14,804 shares of nonvested restricted stock outstanding. Unrecognized compensation expense associated with these shares was not significant. The Company generally will issue restricted shares from treasury stock to the extent available, but may also issue new shares.

Stock purchase plan
The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock through accumulated payroll deductions. Shares of M&T common stock will be issued at the end of an option period, typically one year or six months. In connection with the employee stock purchase plan, 1,000,000 shares of M&T common stock were authorized for issuance, of which 392,955 shares have been issued. There were no shares issued in 2007, 102,400 shares were issued in 2006 and 103,694 shares were issued in 2005. For 2006 and 2005, M&T received $10 million and $9 million, respectively, in cash for shares purchased through the employee stock purchase plan.
Similar to the stock option plans, the Company used an option pricing model to estimate the grant date present value of purchase rights under the stock purchase plan. The estimated weighted-average grant date value per right was $15.04 in 2007, $16.43 in 2006 and $14.44 in 2005. Such values were calculated using the following weighted-average assumptions: a term of six months to one year (representing the period between grant date and exercise date); a risk-free interest rate of 4.39% in 2007, 4.95% in 2006 and 3.64% in 2005 (representing the yield on a U.S. Treasury security with a like term); expected volatility of 20% in 2007, 14% in 2006 and 16% in 2005 (based on historical volatility of

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

M&T’s common stock price); and an estimated dividend yield of 2.63% in 2007, 1.96% in 2006 and 1.67% in 2005 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date).

Deferred bonus plan
The Company provides a deferred bonus plan pursuant to which eligible employees may elect to defer all or a portion of their current annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants may elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 56,630 and 61,757 at December 31, 2007 and 2006, respectively. The obligation to issue shares is included in common stock issuable in the consolidated balance sheet. Through December 31, 2007, 99,205 shares have been issued in connection with the deferred bonus plan.

Directors’ stock plan
The Company maintained a compensation plan for non-employee members of the Company’s boards of directors and directors advisory councils that allowed such members to receive all or a portion of their compensation in shares of M&T common stock. Through December 31, 2007, 93,606 shares had been issued in connection with the directors’ stock plan.
Through an acquisition, the Company assumed an obligation to issue shares of M&T common stock related to a deferred directors compensation plan. Shares of common stock issuable under such plan were 26,282 and 29,192 at December 31, 2007 and 2006, respectively. The obligation to issue shares is included in common stock issuable in the consolidated balance sheet.

Management stock ownership program
Through an acquisition, M&T obtained loans that are secured by M&T common stock purchased by former executives of the acquired entity. At December 31, 2007 and 2006, the loan amounts owed M&T were less than the fair value of the financed stock purchased and totaled $4 million. Such loans are classified as a reduction of additional paid-in capital in the consolidated balance sheet. The amounts are due to M&T no later than October 5, 2010.

11.	Pension plans and other postretirement benefits
The Company provides pension (defined benefit and defined contribution plans) and other postretirement benefits (including defined benefit health care and life insurance plans) to qualified retired employees. The Company uses a December 31 measurement date for all of its plans.
Net periodic pension expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2007	2006	2005
	(In thousands)

Service cost	$21,138	$22,224	$31,240
Interest cost on benefit obligation	38,120	35,315	39,041
Expected return on plan assets	(40,152)	(38,784)	(37,579)
Amortization of prior service cost	(6,559)	(6,559)	245
Recognized net actuarial loss	5,993	8,045	5,190

Net periodic pension expense	$18,540	$20,241	$38,137

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Net other postretirement benefits expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2007	2006	2005
	(In thousands)

Service cost	$596	$573	$490
Interest cost on benefit obligation	3,811	3,770	3,721
Amortization of prior service cost	170	170	170
Recognized net actuarial loss	359	270	12

Net other postretirement benefits expense	$4,936	$4,783	$4,393

Data relating to the funding position of the defined benefit plans were as follows:

			Other
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$654,712	$659,728	$64,323	$66,941
Service cost	21,138	22,224	596	573
Interest cost	38,120	35,315	3,811	3,770
Plan participants’ contributions	—	—	2,552	2,427
Actuarial (gain) loss	17,006	(27,382)	444	1,225
Business combinations	42,055	—	8,579	—
Medicare Part D reimbursement	—	—	642	—
Benefits paid	(32,567)	(35,173)	(9,797)	(10,613)

Benefit obligation at end of year	740,464	654,712	71,150	64,323

Change in plan assets:
Fair value of plan assets at beginning of year	514,115	452,271	—	—
Actual return on plan assets	27,891	56,522	—	—
Employer contributions	68,665	40,495	6,603	8,186
Business combinations	47,477	—	—	—
Plan participants’ contributions	—	—	2,552	2,427
Medicare Part D reimbursement	—	—	642	—
Benefits and other payments	(32,567)	(35,173)	(9,797)	(10,613)

Fair value of plan assets at end of year	625,581	514,115	—	—

Funded status	$(114,883)	$(140,597)	$(71,150)	$(64,323)

Assets and liabilities recognized in the consolidated balance sheet were:
Net prepaid asset	$1,044	$1,017	$—	$—
Accrued liabilities	(115,927)	(141,614)	(71,150)	(64,323)

Amounts recognized in accumulated other comprehensive income (“AOCI”) were:
Net loss	$124,871	$101,389	$6,946	$6,821
Net prior service cost	(56,248)	(62,807)	761	931

Pre-tax adjustment to AOCI	68,623	38,582	7,707	7,752
Taxes	(26,832)	(15,048)	(3,013)	(3,023)

Net adjustment to AOCI	$41,791	$23,534	$4,694	$4,729

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The Company has an unfunded supplemental pension plan for certain key executives. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan were $48,872,000 and $48,134,000, respectively, as of December 31, 2007 and were $44,125,000 and $43,413,000, respectively, as of December 31, 2006.
The accumulated benefit obligation for all defined benefit pension plans was $732,502,000 and $649,925,000 at December 31, 2007 and 2006, respectively. As of December 31, 2007, the accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $725,776,000 (including $48,134,000 related to the unfunded supplemental pension plan) and $617,811,000, respectively. As of December 31, 2006, the accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $643,095,000 (including $43,413,000 related to the unfunded supplemental pension plan) and $506,268,000, respectively.
In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires that gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense be recognized as a component of other comprehensive income. As indicated in the preceding table, as of December 31, 2007 the Company recorded an additional minimum liability totaling $76,330,000 ($68,623,000 related to pension plans and $7,707,000 related to other postretirement benefits) with a corresponding reduction of stockholders’ equity, net of applicable deferred taxes, of $46,485,000. Of the $68,623,000 related to pension plans, $7,932,000 was related to unfunded nonqualified defined benefit plans. In aggregate, the benefit plans incurred losses during 2007 that resulted from actual experience differing from the assumptions utilized and from changes in actuarial assumptions. As a result, the Company increased its minimum liability from that which was recorded at December 31, 2006 by $29,996,000 with a corresponding decrease to stockholders’ equity that, net of applicable deferred taxes, was $18,222,000. The table below reflects the changes in plan assets and benefit obligations recognized in other comprehensive income related to the Company’s postretirement benefit plans for 2007:

		Other
		Postretirement
	Pension Plans	Benefit Plans	Total
	(In thousands)

Net loss (gain)	$29,475	$484	$29,959
Amortization of prior service (cost) credit	6,559	(170)	6,389
Amortization of (loss) gain	(5,993)	(359)	(6,352)

Total recognized in other comprehensive income, pre-tax	$30,041	$(45)	$29,996

The following table reflects the amortization of amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit expense during 2008:

		Other
		Postretirement
	Pension Plans	Benefit Plans
	(In thousands)

Amortization of net prior service cost (credit)	$(6,559)	$275
Amortization of net loss	4,934	—

The Company was required to initially adopt the provisions of SFAS No. 158 as of December 31, 2006. As of that date, the Company recorded an additional minimum liability totaling $46,334,000 ($38,582,000 related to pension plans and $7,752,000 related to other postretirement benefits) with a

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

corresponding reduction of stockholders’ equity, net of applicable deferred taxes, of $28,263,000. Of the $38,582,000 related to pension plans, $7,955,000 was related to unfunded nonqualified defined benefit plans. Because the recognition requirements of SFAS No. 158 were required to be applied at the end of the year of adoption, the Company had to first recognize the minimum liability amounts required under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” As a result, as of December 31, 2006 the Company decreased its previously recorded minimum pension liability by $50,708,000 with a corresponding increase to other comprehensive income that, net of applicable deferred taxes, was $30,932,000. In order to recognize the funded status of the Company’s combined postretirement defined benefit plans under the provisions of SFAS No. 158, the Company then recorded an incremental minimum liability of $16,166,000 with a corresponding reduction of stockholders’ equity that, net of applicable deferred taxes, was $9,841,000. In total, the Company decreased its minimum liability from that which was recorded at December 31, 2005 by $34,542,000 with a corresponding increase to stockholders’ equity that, net of applicable deferred taxes, was $21,091,000.
Effective January 1, 2006, the Company amended certain provisions of its defined benefit pension plans. The formula was changed to reduce the future accrual of benefits by lowering the accrual percentage and through use of a career-average-pay formula as opposed to the previous final-average-pay formula. The amendments affected benefits earned for service periods beginning after December 31, 2005. The amendments caused the projected benefit obligation associated with the defined benefit plans to decrease by approximately $98 million as of December 31, 2005. There was no corresponding effect on the accumulated benefit obligation. Amortization of prior service credits lowered pension expense in 2006 and 2007 by approximately $7 million. Also effective January 1, 2006, the Company began to provide a new qualified defined contribution pension plan. Active participants in the old defined benefit plan had the choice of electing to remain in the defined benefit plan under the reduced benefit formula, or electing to participate in the new qualified defined contribution plan. Under the new defined contribution pension plan, the Company makes contributions to the plan each year in an amount that is based on an individual participant’s total compensation (generally defined as total wages, incentive compensation, commissions and bonuses) and years of service. Participants do not contribute to the defined contribution pension plan. Employees who were not participants in the defined benefit plan as of December 31, 2005 are not eligible to participate in that plan, but are eligible to participate in the defined contribution plan. Pension expense recorded in 2007 and 2006 associated with the defined contribution pension plan was approximately $8 million and $7 million, respectively.
The assumed weighted-average rates used to determine benefit obligations at December 31 were:

			Other
	Pension		Postretirement
	Benefits		Benefits
	2007	2006	2007	2006

Discount rate	6.00%	5.75%	6.00%	5.75%
Rate of increase in future compensation levels	4.60%	4.70%	—	—

The assumed weighted-average rates used to determine net benefit expense for the years ended December 31 were:

				Other
	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Discount rate	5.75%	5.50%	6.00%	5.75%	5.50%	6.00%
Long-term rate of return on plan assets	8.00%	8.50%	8.50%	—	—	—
Rate of increase in future compensation levels	4.70%	4.90%	4.91%	—	—	—

On December 1, 2007, pension and other benefit obligations were assumed as a result of the acquisition of Partners Trust. Initial liabilities and net costs were determined using a 6.00% discount rate and other assumptions as noted above. Partners Trust had previously frozen all pension benefit accruals and participation in its plan.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Weighted-average pension plan asset allocations based on the fair value of such assets at December 31, 2007 and 2006, and target allocations for 2008, by asset category, are as follows:

	December 31		Target
	2007	2006	Allocation 2008

Equity securities	63%	66%	55-75%
Debt securities	32	31	25-40
Other	5	3	0-15

Total	100%	100%

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
Pension plan assets included common stock of M&T with a fair value of $26,749,000 (4% of total plan assets) at December 31, 2007 and $40,059,000 (8% of total plan assets) at December 31, 2006. Pension plan assets included American Depositary Shares of AIB (“AIB ADSs”) with a fair value of $6,478,000 and $8,570,000 at December 31, 2007 and 2006, respectively (see note 23).
The Company makes contributions to its funded qualified defined benefit pension plans as required by government regulation or as deemed appropriate by management after considering factors such as the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plans. Subject to the impact of actual events and circumstances that may occur in 2008, the Company may make contributions to the qualified defined benefit pension plans in 2008, but the amount of any such contribution has not yet been determined. No minimum contribution is required in 2008 under government regulations for the qualified defined benefit pension plans. The Company contributed $66 million to the qualified defined benefit pension plans in 2007 and $36 million in 2006. The Company regularly funds the payment of benefit obligations for the supplemental defined benefit pension and postretirement benefit plans because such plans do not hold assets for investment. Payments made by the Company for supplemental pension benefits were $2,665,000 and $4,835,000 in 2007 and 2006, respectively. Payments made by the Company for postretirement benefits were $6,603,000 and $8,186,000 in 2007 and 2006, respectively. Payments for supplemental pension and other postretirement benefits for 2008 are not expected to differ from those made in 2007 by an amount that will be material to the Company’s consolidated financial position.
Estimated benefits expected to be paid in future years related to the Company’s defined benefit pension and other postretirement benefits plans are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(In thousands)

Year ending December 31:
2008	$34,602	$7,757
2009	34,038	7,558
2010	38,324	7,405
2011	40,383	7,211
2012	43,333	6,994
2013 through 2017	248,032	32,444

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

For measurement of other postretirement benefits, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008. The rate was assumed to decrease gradually to 5% over 3 years and remain constant thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have had the following effects:

	+1%	-1%
	(In thousands)

Increase (decrease) in:
Service and interest cost	$200	$(178)
Accumulated postretirement benefit obligation	3,663	(3,274)

The Company has a retirement savings plan (“Savings Plan”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. Employee benefits expense resulting from the Company’s contributions to the Savings Plan totaled $21,749,000, $21,152,000 and $16,507,000 in 2007, 2006 and 2005, respectively.

12.	Income taxes
The components of income tax expense (benefit) were as follows:

	Year Ended December 31
	2007	2006	2005
	(In thousands)

Current
Federal	$321,604	$439,632	$453,425
State and city	32,344	21,070	23,382

Total current	353,948	460,702	476,807

Deferred
Federal	(40,707)	(56,981)	(79,383)
State and city	(3,963)	(11,268)	(8,688)

Total deferred	(44,670)	(68,249)	(88,071)

Total income taxes applicable to pre-tax income	$309,278	$392,453	$388,736

The Company files a consolidated federal income tax return reflecting taxable income earned by all subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with generally accepted accounting principles, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2007, M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $79,121,000, including $5,100,000 obtained in the Partners Trust acquisition. No actions are planned that would cause this reserve to become wholly or partially taxable.
Income taxes attributable to gains or losses on bank investment securities were benefits of $49,308,000 and $5,434,000 in 2007 and 2005, respectively, and an expense of $976,000 in 2006. No alternative minimum tax expense was recognized in 2007, 2006 or 2005.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year Ended December 31
	2007	2006	2005
	(In thousands)

Income taxes at statutory rate	$337,238	$431,075	$409,822
Increase (decrease) in taxes:
Tax-exempt income	(30,149)	(31,222)	(27,548)
State and city income taxes, net of federal income tax effect	18,448	6,371	9,551
Other	(16,259)	(13,771)	(3,089)

	$309,278	$392,453	$388,736

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2007	2006	2005
	(In thousands)

Losses on loans and other assets	$333,705	$302,061	$296,920
Postretirement and other employee benefits	46,619	42,348	39,926
Incentive compensation plans	31,730	28,737	28,786
Interest on loans	32,587	23,399	21,871
Retirement benefits	28,912	40,600	64,215
Stock-based compensation	52,841	45,729	41,379
Unrealized investment losses	12,836	23,173	31,281
Depreciation and amortization	7,163	8,324	—
Other	38,249	20,526	20,324

Gross deferred tax assets	584,642	534,897	544,702

Leasing transactions	(313,812)	(317,854)	(366,549)
Capitalized servicing rights	(7,133)	(6,031)	(16,964)
Interest on subordinated note exchange	(17,118)	(21,093)	(22,961)
Depreciation and amortization	—	—	(342)
Other	(10,791)	(12,191)	(1,784)

Gross deferred tax liabilities	(348,854)	(357,169)	(408,600)

Net deferred tax asset	$235,788	$177,728	$136,102

The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.
The income tax credits shown in the statement of income of M&T in note 25 arise principally from operating losses before dividends from subsidiaries.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The adoption of FIN No. 48 as of January 1, 2007 did not result in any change to the Company’s liability for uncertain tax positions as of that date. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Federal,		Unrecognized
	State and	Accrued	Income Tax
	Local Tax	Interest	Benefits
	(In thousands)

Gross unrecognized tax benefits at January 1, 2007	$96,979	$14,287	$111,266
Increases in unrecognized tax benefits as a result of tax positions taken during the current year	17,760	—	17,760
Increases in unrecognized tax benefits as a result of tax positions taken during prior years	—	10,571	10,571
Elimination of unrecognized tax benefits as a result of the conclusion of litigation with a taxing authority	(1,885)	(634)	(2,519)
Unrecognized tax benefits acquired in a business combination	7,190	2,144	9,334

Gross unrecognized tax benefits at December 31, 2007	$120,044	$26,368	146,412

Less: Federal, state and local income tax benefits			(46,157)

Net unrecognized tax benefits at December 31, 2007			100,255
Less: unrecognized tax benefits included above that relate to acquired entities that would impact goodwill if recognized			(16,007)

Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of December 31, 2007			$84,248

At the January 1, 2007 adoption of FIN No. 48, the $111,266,000 of unrecognized tax benefits net of federal and state income tax benefits was $75,023,000 and included $67,309,000 that, if recognized, would impact the effective tax rate and $7,714,000 that related to acquired entities and would impact goodwill.
The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the consolidated statement of income. The balance of accrued interest at December 31, 2007 is included in the table above. If any tax return examination by federal, state or local tax authorities is concluded during the next twelve months, it is possible that the amount of the accrued liability for uncertain tax positions could change. It is not possible to estimate the amount of any such change at this time. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should determinations rendered by tax authorities ultimately indicate that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. The Company’s federal income tax returns for 2004-2007 may still be examined by the Internal Revenue Service. The Company also files income tax returns in over forty state and local jurisdictions. Substantially all material state and local matters have been concluded for years through 1998. Some tax returns for years after 1998 are presently under examination. It is not possible to estimate when those examinations may be completed.

13.	Earnings per share
The computations of basic earnings per share follow:

	Year Ended December 31
	2007	2006	2005
	(In thousands, except per share)

Income available to common stockholders:
Net income	$654,259	$839,189	$782,183
Weighted-average shares outstanding (including common stock issuable)	108,129	111,173	113,689
Basic earnings per share	$6.05	$7.55	$6.88

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The computations of diluted earnings per share follow:

	Year Ended December 31
	2007	2006	2005
	(In thousands, except per share)

Income available to common stockholders	$654,259	$839,189	$782,183
Weighted-average shares outstanding	108,129	111,173	113,689
Plus: incremental shares from assumed conversion of stock-based compensation awards	1,883	2,745	2,543

Adjusted weighted-average shares outstanding	110,012	113,918	116,232
Diluted earnings per share	$5.95	$7.37	$6.73

Options to purchase approximately 3,667,000, 2,063,000 and 1,737,000 common shares during 2007, 2006 and 2005, respectively, were not included in the computations of diluted earnings per share because the effect on those years would be antidilutive.

14.	Comprehensive income
The following table displays the components of other comprehensive income:

	Before-tax	Income
	Amount	Taxes	Net
	(In thousands)

For the year ended December 31, 2007
Unrealized losses on investment securities:
Unrealized holding losses	$(149,854)	$38,971	$(110,883)
Less: reclassification adjustment for losses recognized in net income	(126,096)	49,308	(76,788)

	(23,758)	(10,337)	(34,095)
Unrealized losses on cash flow hedges	(14,696)	5,765	(8,931)
Defined benefit plan liability adjustment	(29,996)	11,774	(18,222)

	$(68,450)	$7,202	$(61,248)

For the year ended December 31, 2006
Unrealized gains on investment securities:
Unrealized holding gains	$33,939	$(9,084)	$24,855
Less: reclassification adjustment for gains realized in net income	2,566	(976)	1,590

	31,373	(8,108)	23,265
Minimum pension liability adjustment	50,708	(19,776)	30,932

	$82,081	$(27,884)	$54,197

For the year ended December 31, 2005
Unrealized losses on investment securities:
Unrealized holding losses	$(115,026)	$42,623	$(72,403)
Less: reclassification adjustment for losses recognized in net income	(28,133)	(406)	(28,539)

	(86,893)	43,029	(43,864)
Minimum pension liability adjustment	(60,422)	23,565	(36,857)

	$(147,315)	$66,594	$(80,721)

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

		Cash	Defined
	Investment	Flow	Benefit
	Securities	Hedges	Plans	Total
	(In thousands)

Balance at January 1, 2005	$(4,712)	$—	$(12,497)	$(17,209)
Net gain (loss) during 2005	(43,864)	—	(36,857)	(80,721)

Balance at December 31, 2005	(48,576)	—	(49,354)	(97,930)
Net gain (loss) during 2006	23,265	—	30,932	54,197
Change in accounting for defined benefit plans (note 11)	—	—	(9,841)	(9,841)

Balance at December 31, 2006	(25,311)	—	(28,263)	(53,574)
Net gain (loss) during 2007	(34,095)	(8,931)	(18,222)	(61,248)

Balance at December 31, 2007	$(59,406)	$(8,931)	$(46,485)	$(114,822)

15.	Other income and other expense
The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either “other revenues from operations” or “other costs of operations” in the consolidated statement of income:

	Year Ended December 31
	2007	2006	2005
	(In thousands)

Other income:
Bank owned life insurance	$46,723	$52,690	$46,695
Letter of credit fees			38,600
Other expense:
Professional services	95,912	85,421	101,096
Amortization of capitalized servicing rights	62,931	61,007	58,467

16.	International activities
The Company engages in certain international activities consisting largely of collecting Eurodollar deposits, engaging in foreign currency trading, providing credit to support the international activities of domestic companies and holding certain loans to foreign borrowers. Net assets identified with international activities amounted to $119,930,000 and $185,175,000 at December 31, 2007 and 2006, respectively. Such assets included $106,816,000 and $175,528,000, respectively, of loans to foreign borrowers. Deposits at M&T Bank’s offshore branch office were $5,856,427,000 and $5,429,668,000 at December 31, 2007 and 2006, respectively. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable.

17.	Derivative financial instruments
As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in these contracts is not significant.
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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-		Estimated Fair
	Notional	Average	Average Rate		Value-Gain
	Amount	Maturity	Fixed	Variable	(Loss)
	(In thousands)	(In years)			(In thousands)

December 31, 2007
Fair value hedges:
Fixed rate time deposits(a)	$205,000	4.0	4.80%	4.96%	$1,417
Fixed rate long-term borrowings(a)	637,241	7.6	6.14%	6.48%	15,092

	842,241	6.7	5.81%	6.11%	16,509

Cash flow hedge:
Variable rate long-term borrowings(b)	1,500,000	1.3	4.80%	5.10%	(16,690)

	$2,342,241	3.2	5.17%	5.47%	$(181)

December 31, 2006
Fair value hedges:
Fixed rate time deposits(a)	$390,000	2.9	4.58%	5.24%	$(2,380)
Fixed rate long-term borrowings(a)	637,241	8.6	6.14%	6.71%	(12,625)

	$1,027,241	6.4	5.55%	6.15%	$(15,005)

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(b)	Under the terms of these agreements, the Company receives settlement amounts at a variable rate and pays at a fixed rate.

The estimated fair value of interest rate swap agreements represents the amount the Company would have expected to receive (pay) to terminate such contracts. The estimated fair value of such swap agreements at December 31, 2007 and 2006 included gross unrealized gains of $16,513,000 and $115,000, respectively, and gross unrealized losses of $16,694,000 and $15,120,000, respectively. At December 31, 2007 and 2006, the estimated fair values of interest rate swap agreements designated as fair value hedges were substantially offset by unrealized gains and losses resulting from changes in the fair values of the hedged items. The estimated fair value of interest rate swap agreements designated as cash flow hedges, net of applicable income taxes, is included in “Accumulated other comprehensive income (loss), net” in the Company’s consolidated balance sheet at December 31, 2007.
The notional amount of interest rate swap agreements entered into for risk management purposes that were outstanding at December 31, 2007 mature as follows:

(In thousands)

Year ending December 31:
2008	$510,000
2009	1,000,000
2010	197,241
2011	40,000
2012	30,000
Later years	565,000

$2,342,241

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The net effect of interest rate swap agreements was to decrease net interest income by $2,556,000 in 2007 and $4,281,000 in 2006 and to increase net interest income by $5,526,000 in 2005. The average notional amounts of interest rate swap agreements impacting net interest income that were entered into for interest rate risk management purposes were $1,410,542,000 in 2007, $774,268,000 in 2006 and $767,175,000 in 2005. The amount of hedge ineffectiveness recognized in 2007, 2006 and 2005 was not material to the Company’s results of operations.
The Company utilizes commitments to sell residential and commercial real estate loans to hedge the exposure to changes in the fair value of real estate loans held for sale. Such commitments have been designated as fair value hedges. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax losses related to hedged loans held for sale, commitments to originate loans for sale, and commitments to sell loans were approximately $7 million at December 31, 2007, compared with unrealized pre-tax gains of $4 million at December 31, 2006. Changes in unrealized gains or losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.
Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values and estimated fair value gains of $11.7 billion and $24,606,000, respectively, at December 31, 2007 and notional values and estimated fair value gains of $7.6 billion and $17,122,000, respectively, at December 31, 2006. Foreign exchange and other option and futures contracts totaled approximately $801 million and $613 million at December 31, 2007 and 2006, respectively. Such contracts were valued at gains of $686,000 and $477,000 at December 31, 2007 and 2006, respectively. Trading account assets and liabilities are recorded in the consolidated balance sheet at estimated fair value. The following table includes information about the estimated fair value of derivative financial instruments used for trading purposes:

	2007	2006
	(In thousands)

December 31:
Gross unrealized gains	$168,317	$82,864
Gross unrealized losses	143,025	65,265
Year ended December 31:
Average gross unrealized gains	$94,475	$96,041
Average gross unrealized losses	75,108	80,626

Net gains realized from derivative financial instruments used for trading purposes were $12,152,000, $14,800,000 and $14,380,000 in 2007, 2006 and 2005, respectively.

18.	Variable interest entities and asset securitizations

Variable interest entities
Variable interest entities in which the Company holds a significant variable interest are described below.
M&T Auto Receivables I, LLC is a special purpose subsidiary of M&T Bank formed in 2002 for the purpose of borrowing $500 million in a revolving asset-backed structured borrowing with an unaffiliated conduit lender. The revolving asset-backed structured borrowing is secured by automobile loans and other assets transferred to the special purpose subsidiary by M&T Bank or other of its subsidiaries that totaled $557 million and $565 million at December 31, 2007 and 2006, respectively. The activities of M&T Auto Receivables I, LLC are generally restricted to purchasing and owning automobile loans for the purpose of securing this revolving borrowing arrangement. Proceeds from payments on the automobile loans are required to be applied in priority order for fees, principal and interest on the borrowing, and funding the monthly replenishment of loans. Any remaining proceeds are available for distribution to M&T Bank. The secured borrowing is prepayable, in whole or in part, at any time and is non-recourse to M&T Bank and the Company. However, 80% of the borrowing can be put back to M&T Bank upon demand. The Company’s maximum incremental exposure to loss resulting from the structure

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

of this borrowing arrangement is generally restricted to the amount that such borrowing is overcollateralized. Management currently estimates no material losses as a result of the pledging of assets and the terms of the borrowing arrangement. The assets and liabilities of M&T Auto Receivables I, LLC have been included in the Company’s consolidated financial statements.
M&T has a variable interest in a trust that holds AIB ADSs for the purpose of satisfying options to purchase such shares for certain employees. The trust purchased the AIB ADSs with the proceeds of a loan from an entity subsequently acquired by M&T. Proceeds from option exercises and any dividends and other earnings on the trust assets are used to repay the loan plus interest. Option holders have no preferential right with respect to the trust assets and the trust assets are subject to the claims of M&T’s creditors. The trust has been included in the Company’s consolidated financial statements. As a result, included in investment securities available for sale were 602,088 AIB ADSs with a carrying value of approximately $14 million at December 31, 2007, compared with 651,688 AIB ADSs with a carrying value of approximately $15 million at December 31, 2006. Outstanding options granted to employees who have continued service with M&T totaled 329,810 and 381,460 at December 31, 2007 and 2006, respectively. All outstanding options were fully vested and exercisable at both December 31, 2007 and 2006. The options expire at various dates through June 2012. M&T’s maximum exposure to loss is approximately $14 million at December 31, 2007.
As described in note 9, M&T has issued junior subordinated debentures payable to the Trusts and the Allfirst Asset Trust and owns the common securities of those entities. The Trusts and the Allfirst Asset Trust are not included in the Company’s consolidated financial statements because the Company is not considered to be the primary beneficiary of those entities. Accordingly, at December 31, 2007 and 2006, the Company included the Junior Subordinated Debentures payable to the Trusts and the Floating Rate Junior Subordinated Debentures payable to the Allfirst Asset Trust as long-term borrowings in its consolidated balance sheet. The Company has recognized $31 million in other assets for its “investment” in the common securities of the Trusts and Allfirst Asset Trust that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 9.
The Company has invested as a limited partner in various real estate partnerships that collectively had total assets of approximately $342 million and $339 million at December 31, 2007 and 2006, respectively. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $146 million, including $34 million of unfunded commitments, at December 31, 2007 and $142 million, including $25 million of unfunded commitments, at December 31, 2006. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. In accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.

Securitizations
In December 2007 and 2005, the Company securitized approximately $948 million and $126 million, respectively, of one-to-four family residential mortgage loans in guaranteed mortgage securitizations with FNMA. The Company recognized no gain or loss on the transactions as it retained all of the resulting securities. Such securities were classified as investment securities available for sale. The Company expects no material credit-related losses on the retained securities as a result of the guarantees by FNMA.
In prior years, the Company transferred approximately $1.9 billion of one-to-four family residential mortgage loans to qualified special purpose trusts in non-recourse securitization transactions. In exchange for the loans, the Company received cash, no more than 88% of the resulting securities, and the servicing rights to the loans. All of the retained securities were classified as investment securities available for sale. The qualified special purpose trusts are not included in the Company’s consolidated

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

financial statements. Because the transactions were non-recourse, the Company’s maximum exposure to loss as a result of its association with the trusts is limited to realizing the carrying value of the retained securities and servicing rights. The combined outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trusts was $631 million at December 31, 2007 and $732 million at December 31, 2006. The principal amount of such securities held by the Company was $539 million and $627 million at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, loans of the trusts that were 30 or more days delinquent totaled $15 million and $14 million, respectively. Credit losses, net of recoveries, for the trusts in 2007 and 2006 were insignificant. There were no significant repurchases of delinquent or foreclosed loans from the trusts by the Company in 2007 or 2006. Certain cash flows between the Company and the trusts were as follows:

	Year Ended December 31
	2007	2006
	(In thousands)

Principal and interest payments on retained securities	$124,469	$173,207
Servicing fees received	1,864	2,223

A summary of the fair values of retained subordinated interests resulting from the Company’s residential mortgage loan securitization activities follows. Although the estimated fair values of the retained subordinated interests were obtained from independent pricing sources, the Company has modeled the sensitivity of such fair values to changes in certain assumptions as summarized in the table below. These calculated sensitivities are hypothetical and actual changes in the fair value may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair values is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous. The hypothetical effect of adverse changes on the Company’s retained capitalized servicing assets at December 31, 2007 is included in note 7.

		Weighted-	Weighted-	Annual
		Average	Average	Expected
	Fair	Prepayment	Discount	Credit
	Value	Speed	Rate	Defaults
	(Dollars in thousands)

Retained subordinated interests:
As of securitization date	$91,705	23.81%	7.68%	.09%
As of December 31, 2007	53,160	10.82%	7.36%	.11%

Impact on fair value of 10% adverse change		$(90)	$(1,678)	$(149)
Impact on fair value of 20% adverse change		(189)	(3,261)	(314)

The subordinated retained securities do not have pro rata participation in loan principal prepayments for the first seven years of each securitization. The assumed weighted-average discount rate is 126 basis points higher than the weighted-average coupon of the underlying mortgage loans at December 31, 2007.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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
The carrying amounts and calculated estimates for financial instrument assets (liabilities) are presented in the following table:

	December 31,		December 31,
	2007		2006
	Carrying	Calculated	Carrying	Calculated
	Amount	Estimate	Amount	Estimate
	(In thousands)

Financial assets:
Cash and cash equivalents	$1,767,547	$1,767,547	$1,624,964	$1,624,964
Interest-bearing deposits at banks	18,431	18,431	6,639	6,639
Trading account assets	281,244	281,244	136,752	136,752
Agreements to resell securities	—	—	100,000	100,076
Investment securities	8,961,998	8,963,807	7,251,598	7,253,428
Commercial loans and leases	13,105,721	13,100,330	11,666,299	11,634,244
Commercial real estate loans	17,428,415	17,508,431	15,416,791	15,404,747
Residential real estate loans	6,190,138	6,135,250	5,956,043	5,903,091
Consumer loans and leases	11,297,288	11,261,635	9,908,164	9,835,625
Allowance for credit losses	(759,439)	(759,439)	(649,948)	(649,948)
Accrued interest receivable	285,601	285,601	282,056	282,056
Financial liabilities:
Noninterest-bearing deposits	$(8,131,662)	$(8,131,662)	$(7,879,977)	$(7,879,977)
Savings deposits and NOW accounts	(16,609,518)	(16,609,518)	(15,110,229)	(15,110,229)
Time deposits	(10,668,581)	(10,710,920)	(11,490,629)	(11,512,421)
Deposits at foreign office	(5,856,427)	(5,856,427)	(5,429,668)	(5,429,668)
Short-term borrowings	(5,821,897)	(5,821,897)	(3,094,214)	(3,094,214)
Long-term borrowings	(10,317,945)	(10,278,365)	(6,890,741)	(6,939,549)
Accrued interest payable	(190,913)	(190,913)	(193,009)	(193,009)
Trading account liabilities	(143,025)	(143,025)	(65,265)	(65,265)
Other financial instruments:
Commitments to originate real estate loans for sale	$1,691	$1,691	$3,095	$3,095
Commitments to sell real estate loans	(9,776)	(9,776)	(16,293)	(16,293)
Other credit-related commitments	(45,515)	(45,515)	(44,189)	(44,189)
Interest rate swap agreements used for interest rate risk management	(181)	(181)	(15,005)	(15,005)

The following assumptions and methods or calculations were used in determining the disclosed value of financial instruments.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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

Deposits
SFAS No. 107 requires that the estimated fair value ascribed to noninterest-bearing deposits, savings deposits and NOW accounts be established at carrying value because of the customers’ ability to withdraw funds immediately. Time deposit accounts are required to be revalued based upon prevailing market interest rates for similar maturity instruments. As a result, amounts assigned to time deposits were based on discounted cash flow calculations using prevailing market interest rates based on the Company’s pricing at the respective year end for deposits with comparable remaining terms to maturity.
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

Commitments to originate real estate loans for sale and commitments to sell real estate loans
As described in note 20, the Company enters into various commitments to originate real estate loans for sale and commitments to sell real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value on the consolidated balance sheet. The estimated fair values of such commitments were generally calculated by reference to quoted market

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

prices for commitments to sell real estate loans to certain government-sponsored entities and other parties.

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

	December 31
	2007	2006
	(In thousands)

Commitments to extend credit
Home equity lines of credit	$5,937,903	$5,450,382
Commercial real estate loans to be sold	96,995	65,784
Other commercial real estate and construction	2,869,961	3,008,353
Residential real estate loans to be sold	492,375	679,591
Other residential real estate	425,579	493,122
Commercial and other	7,346,790	7,344,263
Standby letters of credit	3,691,971	3,622,860
Commercial letters of credit	34,105	30,209
Financial guarantees and indemnification contracts	1,318,733	1,036,117
Commitments to sell real estate loans	946,457	1,932,306

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. Standby and commercial

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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
Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the FNMA DUS program. Under this program, the Company’s maximum credit risk associated with loans sold with recourse at December 31, 2007 and 2006 totaled $1.0 billion and $939 million, respectively. Those recourse amounts were approximately equal to one-third of each sold loan’s outstanding principal balance.
Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.
The Company utilizes commitments to sell real estate loans to hedge exposure to changes in the fair value of real estate loans held for sale. Such commitments are considered derivatives in accordance with SFAS No. 133 and along with commitments to originate real estate loans to be held for sale are generally recorded in the consolidated balance sheet at estimated fair market value. However, through December 31, 2007 when estimating that fair value for commitments to originate loans for sale, value ascribable to cash flows that will be realized in connection with loan servicing activities has not been included. Value ascribable to that portion of cash flows is recognized at the time the underlying mortgage loans are sold. Additional information about such derivative financial instruments is included in note 17.
The Company occupies certain banking offices and uses certain equipment under noncancellable operating lease agreements expiring at various dates over the next 31 years. Minimum lease payments under noncancellable operating leases are summarized in the following table:

(In thousands)

Year ending December 31:
2008	$59,070
2009	56,462
2010	48,600
2011	40,990
2012	34,574
Later years	115,853

$355,549

The Company has an agreement with the Baltimore Ravens of the National Football League whereby the Company obtained the naming rights to a football stadium in Baltimore, Maryland through 2017. Under the agreement, the Company is obligated to pay $5 million per year through 2013 and $6 million per year from 2014 through 2017.
The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The maximum loss associated with providing that reinsurance amounted to $47 million and $58 million at December 31, 2007 and December 31, 2006, respectively. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. The maximum loss associated with providing such reinsurance amounted to $22 million and $19 million at

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

December 31, 2007 and December 31, 2006, respectively. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of borrower default. The maximum loss exposures noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. The amount of the Company’s recorded liability for reported reinsurance losses as well as estimated losses incurred but not yet reported was not significant at either December 31, 2007 or December 31, 2006.
In October 2007, Visa completed a reorganization in contemplation of its initial public offering (“IPO”) expected to occur in 2008. As part of that reorganization, M&T Bank and other member banks of Visa received shares of common stock of Visa, Inc. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation involving Visa (“Covered Litigation”). Although Visa is expected to set aside a portion of the proceeds from its IPO in an escrow account to fund any judgments or settlements that may arise out of the Covered Litigation, recent guidance from the SEC indicates that Visa member banks should record a liability for the fair value of the contingent obligation to Visa. The estimation of M&T’s proportionate share of any potential losses related to the Covered Litigation is extremely difficult and involves a great deal of judgment. Nevertheless, in the fourth quarter of 2007 M&T recorded a pre-tax charge of $23 million ($14 million after tax effect) related to the Covered Litigation. In accordance with GAAP and consistent with the SEC guidance, M&T did not recognize any value for its common stock ownership interest in Visa, Inc.
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

In accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” reportable segments have been determined based upon the Company’s internal profitability reporting system, which is organized by strategic business units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The reportable segments are Business Banking, Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking. During the fourth quarter of 2007, the Company began reporting its Business Banking strategic business unit as a separate reportable segment. Prior to that date, that unit was included in the Retail Banking reportable segment. Prior year information has been restated to reflect the change in reportable segments.
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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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

For the Years Ended December 31, 2007, 2006 and 2005
	Business Banking			Commercial Banking			Commercial Real Estate			Discretionary Portfolio
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005

Net interest income(a)	$289,992	$274,641	$239,981	$403,839	$392,378	$366,894	$234,522	$228,975	$236,937	$89,837	$90,204	$128,794
Noninterest income	79,454	76,634	76,231	174,781	157,293	161,170	43,872	42,716	46,514	(88,531)	63,922	16,076

	369,446	351,275	316,212	578,620	549,671	528,064	278,394	271,691	283,451	1,306	154,126	144,870
Provision for credit losses	18,580	15,072	8,576	12,778	5,649	8,081	3,562	(172)	(1,651)	27,507	1,608	1,392
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	—	—	—	—	—	—
Depreciation and other
amortization	569	454	415	496	513	415	5,150	5,804	6,024	2,940	4,073	5,385
Other noninterest expense	126,130	119,148	112,642	172,857	159,998	148,454	71,735	65,316	59,261	14,545	19,837	13,073

Income (loss) before taxes	224,167	216,601	194,579	392,489	383,511	371,114	197,947	200,743	219,817	(43,686)	128,608	125,020
Income tax expense (benefit)	91,437	88,270	79,333	161,491	157,742	152,449	63,254	65,892	76,880	(36,890)	32,795	32,394

Net income (loss)	$132,730	$128,331	$115,246	$230,998	$225,769	$218,665	$134,693	$134,851	$142,937	$(6,796)	$95,813	$92,626

Average total assets (in millions)	$4,179	$3,943	$3,625	$13,656	$12,688	$11,723	$8,883	$8,448	$8,335	$12,953	$12,136	$11,810

Capital expenditures (in millions)	$2	$1	$—	$1	$—	$1	$—	$—	$—	$—	$—	$—

	Residential Mortgage Banking			Retail Banking			All Other			Total

	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005

Net interest income(a)	$81,157	$100,144	$92,071	$849,051	$789,256	$705,292	$(98,161)	$(58,057)	$24,374	$1,850,237	$1,817,541	$1,794,343
Noninterest income	146,682	183,677	166,179	348,324	326,735	308,693	228,407	194,875	174,855	932,989	1,045,852	949,718

	227,839	283,821	258,250	1,197,375	1,115,991	1,013,985	130,246	136,818	199,229	2,783,226	2,863,393	2,744,061
Provision for credit losses	5,302	953	1,372	60,306	40,210	49,051	63,965	16,680	21,179	192,000	80,000	88,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	66,486	63,008	56,805	66,486	63,008	56,805
Depreciation and other
amortization	55,960	52,649	48,719	26,438	25,506	25,750	20,120	23,924	30,235	111,673	112,923	116,943
Other noninterest expense(b)	150,591	148,432	141,640	576,904	573,759	584,025	336,768	289,330	252,299	1,449,530	1,375,820	1,311,394

Income (loss) before taxes	15,986	81,787	66,519	533,727	476,516	355,159	(357,093)	(256,124)	(161,289)	963,537	1,231,642	1,170,919
Income tax expense (benefit)	2,593	29,611	23,426	217,681	194,446	144,934	(190,288)	(176,303)	(120,680)	309,278	392,453	388,736

Net income (loss)	$13,393	$52,176	$43,093	$316,046	$282,070	$210,225	$(166,805)	$(79,821)	$(40,609)	$654,259	$839,189	$782,183

Average total assets (in millions)	$2,874	$3,462	$2,712	$10,360	$10,164	$11,014	$5,640	$4,998	$4,916	$58,545	$55,839	$54,135

Capital expenditures (in millions)	$—	$1	$2	$30	$28	$17	$24	$12	$7	$57	$42	$27

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

(a)	Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $20,833,000 in 2007, $19,667,000 in 2006 and $17,311,000 in 2005 and is eliminated in “All Other” net interest income and income tax expense (benefit).

(b)	Including the impact in the “All Other” category of the merger-related expenses described in note 2.

The Business Banking segment provides deposit, lending, cash management and other financial services to small businesses and professionals through the Company’s banking office network and several other delivery channels, including business banking centers, telephone banking, Internet banking and automated teller machines. The Commercial Banking segment provides a wide range of credit products and banking services to middle-market and large commercial customers, largely within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, letters of credit, deposit products and cash management services. The Commercial Real Estate segment provides credit services which are secured by various types of multifamily residential and commercial real estate and deposit services to its customers. Activities of this segment include the origination, sales and servicing of commercial real estate loans. The Discretionary Portfolio segment includes securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swap agreements related thereto; and offshore branch deposits. This segment also provides foreign exchange services to customers. The Residential Mortgage Banking segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to the Discretionary Portfolio segment. The segment periodically purchases servicing rights to loans that have been originated by other entities. This segment also originates and services loans to developers of residential real estate properties. Residential mortgage loans held for sale are included in the Residential Mortgage Banking segment. The Retail Banking segment offers a variety of services to consumers through several delivery channels that include banking offices, automated teller machines, telephone banking and Internet banking. The “All Other” category includes other operating activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, the difference between the provision for credit losses and the calculated provision allocated to the reportable segments, goodwill and core deposit and other intangible assets resulting from acquisitions of financial institutions, M&T’s equity in the earnings of BLG, merger-related expenses resulting from acquisitions, the net impact of the Company’s internal funds transfer pricing methodology, eliminations of transactions between reportable segments, certain nonrecurring transactions, the residual effects of unallocated support systems and general and administrative expenses, and the impact of interest rate risk management strategies. The amount of intersegment activity eliminated in arriving at consolidated totals was included in the “All Other” category as follows:

	Year Ended December 31
	2007	2006	2005
	(In thousands)

Revenues	$(49,800)	$(70,789)	$(70,698)
Expenses	(14,119)	(20,760)	(18,445)
Income taxes (benefit)	(14,519)	(20,357)	(21,262)
Net income (loss)	(21,162)	(29,672)	(30,991)

The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

22.	Regulatory matters
Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2007, approximately $295,947,000 was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval.
Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.
The bank subsidiaries are required to maintain noninterest-earning reserves against certain deposit liabilities. During the maintenance periods that included December 31, 2007 and 2006, cash and due from banks included a daily average of $228,290,000 and $182,953,000, respectively, for such purpose.
Federal regulators have adopted capital adequacy guidelines for bank holding companies and banks. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under the capital adequacy guidelines, the so-called “Tier 1 capital” and “Total capital” as a percentage of risk-weighted assets and certain off-balance sheet financial instruments must be at least 4% and 8%, respectively. In addition to these risk-based measures, regulators also require banking institutions that meet certain qualitative criteria to maintain a minimum “leverage” ratio of “Tier 1 capital” to average total assets, adjusted for goodwill and certain other items, of at least 3% to be considered adequately capitalized. As of December 31, 2007, M&T and each of its banking subsidiaries exceeded all applicable capital adequacy requirements. As of December 31, 2007 and 2006, the most recent notifications from federal regulators categorized each of M&T’s bank subsidiaries as “well capitalized” under the regulatory framework for prompt corrective action. To be considered “well capitalized,” a banking institution must maintain Tier 1 risk-based capital, total risk-based capital and leverage ratios of at least 6%, 10% and 5%, respectively. Management is unaware of any conditions or events since the latest notifications from federal regulators that have changed the capital adequacy category of M&T’s bank subsidiaries.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2007 and 2006 are presented below:

	M&T		M&T
	(Consolidated)	M&T Bank	Bank, N.A.
	(Dollars in thousands)

December 31, 2007:
Tier 1 capital
Amount	$3,831,402	$3,460,525	$79,627
Ratio(a)	6.84%	6.25%	45.93%
Minimum required amount(b)	2,240,512	2,216,349	6,934
Total capital
Amount	6,263,301	5,884,226	81,062
Ratio(a)	11.18%	10.62%	46.76%
Minimum required amount(b)	4,481,024	4,432,698	13,869
Leverage
Amount	3,831,402	3,460,525	79,627
Ratio(c)	6.59%	6.03%	20.95%
Minimum required amount(b)	1,744,838	1,720,290	11,400
December 31, 2006:
Tier 1 capital
Amount	$3,844,322	$3,355,935	$93,024
Ratio(a)	7.74%	6.81%	35.62%
Minimum required amount(b)	1,985,987	1,970,212	10,446
Total capital
Amount	5,849,969	5,391,656	95,480
Ratio(a)	11.78%	10.95%	36.56%
Minimum required amount(b)	3,971,974	3,940,424	20,892
Leverage
Amount	3,844,322	3,355,935	93,024
Ratio(c)	7.20%	6.36%	16.12%
Minimum required amount(b)	1,602,673	1,582,573	17,307

(a)	The ratio of capital to risk-weighted assets, as defined by regulation.
(b)	Minimum amount of capital to be considered adequately capitalized, as defined by regulation.
(c)	The ratio of capital to average assets, as defined by regulation.

23.	Relationship of M&T and AIB
AIB received 26,700,000 shares of M&T common stock on April 1, 2003 as a result of M&T’s acquisition of a subsidiary of AIB on that date. Those shares of common stock owned by AIB represented 24.3% of the issued and outstanding shares of M&T common stock on December 31, 2007. While AIB maintains a significant ownership in M&T, the Agreement and Plan of Reorganization between M&T and AIB (“Reorganization Agreement”) includes several provisions related to the corporate governance of M&T that provide AIB with representation on the M&T and M&T Bank boards of directors and key board committees and certain protections of its rights as a substantial M&T shareholder. In addition, AIB has rights that will facilitate its ability to maintain its proportionate ownership position in M&T.
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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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

24.	Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.
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
Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has purchased loan servicing rights for small balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $4.9 billion and $3.3 billion at December 31, 2007 and 2006, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $57 million at December 31, 2007 and $36 million at December 31, 2006. In addition, capitalized servicing rights at December 31, 2007 and 2006 also included $40 million and $44 million, respectively, for servicing rights that were purchased from Bayview Financial related to residential mortgage loans with outstanding principal balances of $4.6 billion at December 31, 2007 and $4.5 billion at December 31, 2006. Revenues from servicing residential and small balance commercial mortgage loans purchased from BLG and Bayview Financial were $48 million, $38 million and $27 million during 2007, 2006 and 2005, respectively. M&T Bank provided a $120 million revolving line of credit facility to Bayview Financial at December 31, 2007 of which $9 million was outstanding. There were no outstanding borrowings at December 31, 2006 on a similar revolving line of credit facility which aggregated $100 million. Finally, at December 31, 2007 and 2006, the Company held $450 million and $198 million, respectively, of private collateralized mortgage obligations in its available for sale investment securities portfolio that were securitized by Bayview Financial.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

25.	Parent company financial statements

Condensed Balance Sheet

	December 31
	2007	2006
	(In thousands)

Assets
Cash in subsidiary bank	$2,252	$7,465
Due from consolidated bank subsidiaries
Money-market savings	103,999	414,343
Note receivable	200,000	200,000
Current income tax receivable	1,446	2,433
Other	1,466	1,604

Total due from consolidated bank subsidiaries	306,911	618,380
Investments in consolidated subsidiaries
Banks	6,913,112	6,569,224
Other	20,482	20,166
Investments in unconsolidated subsidiaries (note 18)	30,893	29,718
Investment in Bayview Lending Group LLC	308,926	—
Other assets	124,746	140,189

Total assets	$7,707,322	$7,385,142

Liabilities
Due to consolidated subsidiaries
Banks	$251	$1,914
Other	307	914

Total due to consolidated subsidiaries	558	2,828
Accrued expenses and other liabilities	52,406	60,562
Long-term borrowings	1,169,102	1,040,657

Total liabilities	1,222,066	1,104,047
Stockholders’ equity	6,485,256	6,281,095

Total liabilities and stockholders’ equity	$7,707,322	$7,385,142

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Condensed Statement of Income

	Year Ended December 31
	2007	2006	2005
	(In thousands, except per share)

Income
Dividends from consolidated subsidiaries
Banks	$609,500	$755,000	$700,000
Other	—	—	—
Equity in earnings of Bayview Lending Group LLC	8,935	—	—
Other income	26,217	28,822	22,291

Total income	644,652	783,822	722,291

Expense
Interest on long-term borrowings	75,608	69,651	62,090
Other expense	7,376	7,339	7,072

Total expense	82,984	76,990	69,162

Income before income taxes and equity in undistributed income of subsidiaries	561,668	706,832	653,129
Income tax credits	18,597	16,937	18,334

Income before equity in undistributed income of subsidiaries	580,265	723,769	671,463

Equity in undistributed income of subsidiaries
Net income of subsidiaries	683,494	870,420	810,720
Less: dividends received	(609,500)	(755,000)	(700,000)

Equity in undistributed income of subsidiaries	73,994	115,420	110,720

Net income	$654,259	$839,189	$782,183

Net income per common share
Basic	$6.05	$7.55	$6.88
Diluted	5.95	7.37	6.73

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Condensed Statement of Cash Flows

	Year Ended December 31
	2007	2006	2005
	(In thousands)

Cash flows from operating activities
Net income	$654,259	$839,189	$782,183
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(73,994)	(115,420)	(110,720)
Provision for deferred income taxes	12,695	7,629	1,726
Net change in accrued income and expense	(9,170)	(9,787)	(4,378)

Net cash provided by operating activities	583,790	721,611	668,811

Cash flows from investing activities
Proceeds from sales of investment securities	2,826	5,922	12,848
Proceeds from maturities of investment securities	15,840	17,505	15,975
Purchases of investment securities	(29,492)	(18,967)	(19,893)
Acquisitions, net of cash acquired
Banks and bank holding companies	27,848	—	—
Investment in Bayview Lending Group LLC	(300,000)	—	—
Other, net	(959)	5,949	(2,221)

Net cash provided (used) by investing activities	(283,937)	10,409	6,709

Cash flows from financing activities
Proceeds from long-term borrowings	299,895	—	—
Payments on long-term borrowings	(200,000)	—	—
Purchases of treasury stock	(508,404)	(373,860)	(509,609)
Dividends paid — common	(281,900)	(249,817)	(198,619)
Other, net	74,999	93,847	108,454

Net cash used by financing activities	(615,410)	(529,830)	(599,774)

Net increase (decrease) in cash and cash equivalents	(315,557)	202,190	75,746
Cash and cash equivalents at beginning of year	421,808	219,618	143,872

Cash and cash equivalents at end of year	$106,251	$421,808	$219,618

Supplemental disclosure of cash flow information
Interest received during the year	$16,708	$15,538	$10,434
Interest paid during the year	83,645	75,932	65,376
Income taxes received during the year	39,264	43,920	40,691

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, believe that M&T’s disclosure controls and procedures were effective as of December 31, 2007.
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
(d) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

Item 9B.	Other Information.

None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.

The identification of the Registrant’s directors is incorporated by reference to the caption “NOMINEES FOR DIRECTOR” contained in the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2008.
The identification of the Registrant’s executive officers is presented under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.
Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant’s directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant’s common stock, is incorporated by reference to the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or about March 6, 2008.
The other information required by Item 10 is incorporated by reference to the captions “CORPORATE GOVERNANCE OF M&T BANK CORPORATION,” “BOARD OF DIRECTORS, COMMITTEES OF THE BOARD AND ATTENDANCE” and “CODES OF BUSINESS CONDUCT AND ETHICS” contained in the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2008.

Item 11.	Executive Compensation.

Incorporated by reference to the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” contained in the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the captions “PRINCIPAL BENEFICIAL OWNERS OF SHARES” and “STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS” contained in the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2008.
The information required by this item concerning Equity Compensation Plan information is presented under the caption “EQUITY COMPENSATION PLAN INFORMATION” contained in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 13.	Certain Relationships and Related Transactions.

Incorporated by reference to the captions “TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS” and “BOARD OF DIRECTORS, COMMITTEES OF THE BOARD AND ATTENDANCE” contained in the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2008.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to the caption “PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE INDEPENDENT PUBLIC ACCOUNTANT OF M&T BANK CORPORATION” contained in the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2008.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 2008.

M&T BANK CORPORATION

By:	/s/ Robert G. Wilmers
Robert G. Wilmers
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Robert G. Wilmers Robert G. Wilmers	Chairman of the Board and Chief Executive Officer	February 21, 2008

Principal Financial Officer:

/s/ René F. Jones René F. Jones	Executive Vice President and Chief Financial Officer	February 21, 2008

Principal Accounting Officer:

/s/ Michael R. Spychala Michael R. Spychala	Senior Vice President and Controller	February 21, 2008

A majority of the board of directors:

/s/ Brent D. Baird Brent D. Baird	February 21, 2008

/s/ Robert J. Bennett Robert J. Bennett	February 21, 2008

/s/ C. Angela Bontempo C. Angela Bontempo	February 21, 2008

/s/ Robert T. Brady Robert T. Brady	February 21, 2008

/s/ Michael D. Buckley Michael D. Buckley	February 21, 2008

/s/ T. Jefferson Cunningham III T. Jefferson Cunningham III	February 21, 2008

/s/ Mark J. Czarnecki Mark J. Czarnecki	February 21, 2008

/s/ Colm E. Doherty Colm E. Doherty	February 21, 2008

/s/ Richard E. Garman Richard E. Garman	February 21, 2008

/s/ Daniel R. Hawbaker Daniel R. Hawbaker	February 21, 2008

/s/ Patrick W.E. Hodgson Patrick W.E. Hodgson	February 21, 2008

/s/ Richard G. King Richard G. King	February 21, 2008

/s/ Reginald B. Newman, II Reginald B. Newman, II	February 21, 2008

/s/ Jorge G. Pereira Jorge G. Pereira	February 21, 2008

/s/ Michael P. Pinto Michael P. Pinto	February 21, 2008

/s/ Robert E. Sadler, Jr. Robert E. Sadler, Jr.	February 21, 2008

Eugene J. Sheehy

/s/ Stephen G. Sheetz Stephen G. Sheetz	February 21, 2008

/s/ Herbert L. Washington Herbert L. Washington	February 21, 2008

/s/ Robert G. Wilmers Robert G. Wilmers	February 21, 2008

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization, dated as of September 26, 2002, by and among M&T Bank Corporation, Allied Irish Banks, p.l.c. and Allfirst Financial Inc. Incorporated by reference to Exhibit 2 to the Form 8-K dated September 26, 2002 (File No. 1-9861).
3.1	Restated Certificate of Incorporation of M&T Bank Corporation dated May 29, 1998. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).
3.2	Certificate of Amendment of the Certificate of Incorporation of M&T Bank Corporation dated October 2, 2000. Incorporated by reference to Exhibit 3.2 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).
3.3	Certificate of Amendment to the Certificate of Incorporation of M&T Bank Corporation dated March 4, 2003, effective as of March 25, 2003. Incorporated by reference to Exhibit 3.3 to the Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9861).
3.4	Certificate of Amendment to the Certificate of Incorporation of M&T Bank Corporation dated March 28, 2003, effective as of April 1, 2003. Incorporated by reference to Exhibit 3.4 to the Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9861).
3.5	Amended and Restated Bylaws of M&T Bank Corporation, effective February 20, 2007. Incorporated by reference to Exhibit 3.5 to the Form 8-K dated February 20, 2007 (File No. 1-9861).
4.1	Instruments defining the rights of security holders, including indentures. Incorporated by reference to Exhibits 3.1 through 3.5, 10.1 through 10.5 and 10.15 through 10.29 hereof. Except as set forth in Exhibits 4.2 through 4.35 below, the instruments defining the rights of holders of long-term debt securities of M&T Bank Corporation are omitted pursuant to section(b)(4)(iii) of Item 601 of Regulation S-K. M&T Bank Corporation hereby agrees to furnish copies of these instruments to the S.E.C. upon request.
4.2	Amended and Restated Trust Agreement dated as of January 31, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated January 31, 1997 (File No. 1-9861).
4.3	Amendment to Amended and Restated Trust Agreement dated as of January 31, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.3 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.4	Junior Subordinated Indenture dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated January 31, 1997 (File No. 1-9861).
4.5	Supplemental Indenture dated December 23, 1999 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.5 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.6	Amended and Restated Trust Agreement dated as of June 6, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated June 6, 1997 (File No. 1-9861).
4.7	Amendment to Amended and Restated Trust Agreement dated as of June 6, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.9 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.8	Junior Subordinated Indenture dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated June 6, 1997 (File No. 1-9861).
4.9	Supplemental Indenture dated December 23, 1999 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.11 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.10	Amended and Restated Declaration of Trust dated as of February 4, 1997 by and among Olympia Financial Corp., The Bank of New York, The Bank of New York (Delaware), and the administrative trustees named therein. Incorporated by reference to Exhibit 4.14 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.11	Amendment to Amended and Restated Declaration of Trust dated as of February 4, 1997 by and among Olympia Financial Corp., The Bank of New York, The Bank of New York (Delaware), and the administrative trustees named therein. Incorporated by reference to Exhibit 4.15 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.12	Indenture dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.16 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.13	Supplemental Indenture dated as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.17 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.14	Second Supplemental Indenture dated as of February 28, 2003 by and between M&T Bank Corporation (as successor by merger to Olympia Financial Corp.) and The Bank of New York. Incorporated by reference to Exhibit 4.18 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.15	Senior Indenture dated as of May 1, 1997 by and among Keystone Financial Mid-Atlantic Funding Corp., Olympia Financial Corp. (as successor by merger to Keystone Financial, Inc.), and Bankers Trust Company. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Keystone Financial Mid-Atlantic Funding Corp. and Keystone Financial, Inc. dated April 17, 1997 (File No. 333-25393).
4.16	First Supplemental Indenture, dated as of October 6, 2000, by and between Olympia Financial Corp. and Bankers Trust Company. Incorporated by reference to Exhibit 4.24 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.17	Second Supplemental Indenture, dated as of February 28, 2003, by and between M&T Bank Corporation (as successor by merger to Olympia Financial Corp.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company). Incorporated by reference to Exhibit 4.25 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.18	Indenture, dated as of December 30, 1996, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.19	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Form 8-K of Allfirst Financial Inc. dated September 15, 1999 (File No. 2-50235).
4.20	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and The Bank of New York. Incorporated by reference to Exhibit 4.28 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.21	Amended and Restated Declaration of Trust, dated as of December 30, 1996, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Regular Trustees named therein. Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.22	Indenture, dated as of February 4, 1997, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.23	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.3 to the Form 8-K of Allfirst Financial Inc. dated September 15, 1999 (File No. 2-50235).
4.24	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and The Bank of New York. Incorporated by reference to Exhibit 4.34 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.25	Amended and Restated Declaration of Trust, dated as of February 4, 1997, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Regular Trustees named therein. Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).

4.26	Indenture, dated as of July 13, 1999, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.27	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.28	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and The Bank of New York. Incorporated by reference to Exhibit 4.40 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.29	Amended and Restated Declaration of Trust of Allfirst Preferred Capital Trust, dated as of July 13, 1999, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Administrators named therein. Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.30	Amended and Restated Declaration of Trust of Allfirst Preferred Asset Trust, dated as of July 13, 1999, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Administrators named therein. Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.31	Indenture, dated as of May 15, 1992, by and between First Maryland Bancorp and Bankers Trust Company. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of First Maryland Bancorp (File No. 33-46277).
4.32	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and Bankers Trust Company. Incorporated by reference to Exhibit 4.1 to the Form 8-K of Allfirst Financial Inc. dated September 15, 1999 (File No. 2-50235).
4.33	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company). Incorporated by reference to Exhibit 4.48 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.34	Indenture, dated as of May 24, 2007, by and between M&T Bank Corporation and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated May 24, 2007 (File No. 1-9861).
4.35	First Supplemental Indenture, dated as of May 24, 2007, by and between M&T Bank Corporation and The Bank of New York. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated May 24, 2007 (File No. 1-9861).
4.36	Registration Rights Agreement, dated April 1, 2003, between M&T Bank Corporation and Allied Irish Banks, p.l.c. Incorporated by reference to Exhibit 4.23 to the Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9861).
10.1	Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).
10.2	Waiver, dated as of January 15, 2003, to Credit Agreement dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended December 31, 2002 (File No. 1-9861).
10.3	Amendment No. 1, dated December 9, 2003, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
10.4	M&T Bank Corporation 1983 Stock Option Plan as last amended on April 20, 1999. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 1999 (File No. 1-9861).*
10.5	M&T Bank Corporation 2001 Stock Option Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 6, 2001 (File No. 1-9861).*
10.6	M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*

10.7	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Robert E. Sadler, Jr. dated as of March 7,1985. Incorporated by reference to Exhibit (10)(d)(A) to the Form 10-K for the year ended December 31, 1984 (File No. 0-4561).*
10.8	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Robert E. Sadler, Jr. dated as of March 7, 1985. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*
10.9	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended December 31, 1995 (File No. 1-9861).*
10.10	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*
10.11	Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861).*
10.12	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*
10.13	M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 15, 2005 (File No. 1-9861).*
10.14	M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit 10.2 to the Form 8-K dated November 15, 2005 (File No. 1-9861).*
10.15	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2004 (File No. 1-9861).*
10.16	M&T Bank Corporation Directors’ Stock Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2006 (File No. 1-9361).*
10.17	Restated 1987 Stock Option and Appreciation Rights Plan of ONBAN Corp, Inc. Incorporated by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.18	1992 ONBAN Corp Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.19	Keystone Financial, Inc. 1997 Stock Incentive Plan, as amended November 19, 1998. Incorporated by reference to Exhibit 10.16 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.20	Keystone Financial, Inc. 1992 Stock Incentive Plan. Incorporated by reference to Exhibit 10.10 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1997 (File No. 000-11460).*
10.21	Keystone Financial, Inc. 1988 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.22	Keystone Financial, Inc. 1995 Non-Employee Directors’ Stock Option Plan. Incorporated by reference to Exhibit B to the Proxy Statement of Keystone Financial, Inc. dated April 7, 1995 (File No. 000-11460).*
10.23	Keystone Financial, Inc. 1990 Non-Employee Directors’ Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.9 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.24	Keystone Financial, Inc. 1992 Director Fee Plan. Incorporated by reference to Exhibit 10.11 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1999 (File No. 000-11460).*
10.25	Financial Trust Corp Non-Employee Director Stock Option Plan of 1994. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Financial Trust Corp, dated March 26, 1996 (File No. 333-01989).*
10.26	Progressive Bank, Inc. 1993 Non-Qualified Stock Option Plan for Directors. Incorporated by reference to Exhibit 10.9 to the Progressive Bank, Inc. Form 10-K for the year ended December 31, 1993 (File No. 0-15025).*
10.27	Premier National Bancorp, Inc. 1995 Incentive Stock Plan (as amended and restated effective May 13, 1999). Incorporated by reference to Exhibit 10.4 to the Premier National Bancorp, Inc. Form 10-K for the year ended December 31, 1999 (File No. 1-13213).*

10.28	M&T Bank Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended September 30, 2002 (File No. 1-9861).*
10.29	M&T Bank Corporation 2005 Incentive Compensation Plan. Incorporated by reference to Exhibit 10 to the Form 8-K dated April 19, 2005 (File No. 1-9861).*
10.30	M&T Bank Corporation Employee Severance Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2005 (File No. 1-9861).*
11.1	Statement re: Computation of Earnings Per Common Share. Incorporated by reference to note 13 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
12.1	Ratio of Earnings to Fixed Charges. Filed herewith.
14.1	M&T Bank Corporation Code of Ethics for CEO and Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
21.1	Subsidiaries of the Registrant. Incorporated by reference to the caption “Subsidiaries” contained in Part I, Item 1 hereof.
23.1	Consent of PricewaterhouseCoopers LLP re: Registration Statement Nos. 333-57330, 333-63660, 33-12207, 33-58500, 33-63917, 333-43171, 333-43175, 333-63985, 333-97031, 33-32044, 333-16077, 333-84384, 333-127406 and 333-122147. Filed herewith.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Management contract or compensatory plan or arrangement.