Form 10-Q
period 2008-03-31
M&T BANK CORP
filed 2008-05-07
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on April 25, 2008: 110,111,644 shares.

M&T BANK CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

		March 31,	December 31,
Dollars in thousands, except per share		2008	2007

Assets	Cash and due from banks	$1,763,426	1,719,509
	Interest-bearing deposits at banks	7,027	18,431
	Federal funds sold	12,700	48,038
	Trading account	372,067	281,244
	Investment securities (include pledged available for sale securities that can be sold or
	repledged of $2,087,546 at March 31, 2008; $1,988,128 at December 31, 2007)
	Available for sale (cost: $8,369,478 at March 31, 2008; $8,451,411 at December 31, 2007)	8,092,117	8,379,169
	Held to maturity (fair value: $75,257 at March 31, 2008; $78,250 at December 31, 2007)	72,981	76,441
	Other (fair value: $511,259 at March 31, 2008; $506,388 at December 31, 2007)	511,259	506,388

	Total investment securities	8,676,357	8,961,998

	Loans and leases	49,615,489	48,352,262
	Unearned discount	(336,608)	(330,700)
	Allowance for credit losses	(773,624)	(759,439)

	Loans and leases, net	48,505,257	47,262,123

	Premises and equipment	366,065	370,765
	Goodwill	3,192,128	3,196,433
	Core deposit and other intangible assets	230,093	248,556
	Accrued interest and other assets	2,960,453	2,768,542

	Total assets	$66,085,573	64,875,639

Liabilities	Noninterest-bearing deposits	$7,890,326	8,131,662
	NOW accounts	946,018	1,190,161
	Savings deposits	17,333,096	15,419,357
	Time deposits	9,657,146	10,668,581
	Deposits at foreign office	5,706,424	5,856,427

	Total deposits	41,533,010	41,266,188

	Federal funds purchased and agreements to repurchase securities	4,310,957	4,351,313
	Other short-term borrowings	1,884,477	1,470,584
	Accrued interest and other liabilities	1,196,756	984,353
	Long-term borrowings	10,672,411	10,317,945

	Total liabilities	59,597,611	58,390,383

Stockholders’ equity	Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
	Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued at March 31, 2008 and at December 31, 2007	60,198	60,198
	Common stock issuable, 77,364 shares at March 31, 2008; 82,912 shares at December 31, 2007	4,529	4,776
	Additional paid-in capital	2,849,320	2,848,752
	Retained earnings	4,940,723	4,815,585
	Accumulated other comprehensive income (loss), net	(259,484)	(114,822)
	Treasury stock - common, at cost - 10,365,863 shares at March 31, 2008; 10,544,259 shares at December 31, 2007	(1,107,324)	(1,129,233)

	Total stockholders’ equity	6,487,962	6,485,256

	Total liabilities and stockholders’ equity	$66,085,573	64,875,639

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended March 31
In thousands, except per share		2008	2007

Interest income	Loans and leases, including fees	$768,391	768,121
	Deposits at banks	44	66
	Federal funds sold	85	260
	Agreements to resell securities	871	4,541
	Trading account	259	111
	Investment securities
	Fully taxable	111,045	84,674
	Exempt from federal taxes	3,467	3,276

	Total interest income	884,162	861,049

Interest expense	NOW accounts	1,018	1,167
	Savings deposits	66,622	60,842
	Time deposits	106,643	136,682
	Deposits at foreign office	38,373	47,649
	Short-term borrowings	61,621	63,564
	Long-term borrowings	131,035	100,718

	Total interest expense	405,312	410,622

	Net interest income	478,850	450,427
	Provision for credit losses	60,000	27,000

	Net interest income after provision for credit losses	418,850	423,427

Other income	Mortgage banking revenues	40,070	13,873
	Service charges on deposit accounts	103,454	94,587
	Trust income	40,304	36,973
	Brokerage services income	15,473	15,212
	Trading account and foreign exchange gains	4,713	6,223
	Gain on bank investment securities	33,447	1,063
	Equity in earnings of Bayview Lending Group LLC	(1,260)	(2,428)
	Other revenues from operations	76,462	70,980

	Total other income	312,663	236,483

Other expense	Salaries and employee benefits	251,871	236,754
	Equipment and net occupancy	46,765	42,846
	Printing, postage and supplies	9,896	8,906
	Amortization of core deposit and other intangible assets	18,483	18,356
	Other costs of operations	98,689	92,175

	Total other expense	425,704	399,037

	Income before taxes	305,809	260,873
	Income taxes	103,613	84,900

	Net income	$202,196	175,973

	Net income per common share
	Basic	$1.84	1.60
	Diluted	1.82	1.57

	Cash dividends per common share	$.70	.60

	Average common shares outstanding
	Basic	110,017	109,694
	Diluted	110,967	112,187

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Three months ended March 31
In thousands		2008	2007

Cash flows from operating activities	Net income	$202,196	175,973
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	60,000	27,000
	Depreciation and amortization of premises and equipment	13,205	12,579
	Amortization of capitalized servicing rights	16,414	15,591
	Amortization of core deposit and other intangible assets	18,483	18,356
	Provision for deferred income taxes	(6,203)	(19,402)
	Asset write-downs	130	12,777
	Net gain on sales of assets	(32,714)	(4,808)
	Net change in accrued interest receivable, payable	24,332	15,445
	Net change in other accrued income and expense	47,486	43,023
	Net change in loans originated for sale	(65,976)	136,065
	Net change in trading account assets and liabilities	55,764	(20,674)

	Net cash provided by operating activities	333,117	411,925

Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	49,678	32,362
	Other	35,188	1,365
	Proceeds from maturities of investment securities
	Available for sale	652,254	486,151
	Held to maturity	13,706	8,388
	Purchases of investment securities
	Available for sale	(587,345)	(257,403)
	Held to maturity	(10,255)	(9,013)
	Other	(40,059)	(10,412)
	Net increase in agreements to resell securities	—	(300,000)
	Net increase in loans and leases	(1,271,522)	(736,635)
	Other investments, net	(3,506)	(302,366)
	Additions to capitalized servicing rights	(9,675)	(14,031)
	Capital expenditures, net	(8,516)	(8,915)
	Other, net	(37,593)	27,113

	Net cash used by investing activities	(1,217,645)	(1,083,396)

Cash flows from financing activities	Net increase (decrease) in deposits	267,852	(973,278)
	Net increase in short-term borrowings	373,623	954,568
	Proceeds from long-term borrowings	1,450,010	800,000
	Payments on long-term borrowings	(1,120,237)	(27,669)
	Purchases of treasury stock	—	(207,875)
	Dividends paid - common	(77,004)	(65,734)
	Other, net	(1,137)	34,249

	Net cash provided by financing activities	893,107	514,261

	Net increase (decrease) in cash and cash equivalents	8,579	(157,210)
	Cash and cash equivalents at beginning of period	1,767,547	1,624,964

	Cash and cash equivalents at end of period	$1,776,126	1,467,754

Supplemental disclosure of cash flow information	Interest received during the period	$917,644	870,337
	Interest paid during the period	407,838	400,530
	Income taxes paid during the period	3,696	1,403

Supplemental schedule of noncash investing and financing activities	Loans held for sale transferred to loans held for investment	$—	870,759
	Real estate acquired in settlement of loans	20,826	6,995

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
						other
			Common	Additional		comprehensive
	Preferred	Common	stock	paid-in	Retained	income (loss),	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	net	stock	Total

2007
Balance - January 1, 2007	$—	60,198	5,060	2,889,449	4,443,441	(53,574)	(1,063,479)	6,281,095
Comprehensive income:
Net income	—	—	—	—	175,973	—	—	175,973
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	17,407	—	17,407

								193,380

Purchases of treasury stock	—	—	—	—	—	—	(207,875)	(207,875)
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	18,811	—	—	—	18,811
Exercises	—	—	—	(20,264)	—	—	53,497	33,233
Directors’ stock plan	—	—	—	47	—	—	280	327
Deferred compensation plans, net, including dividend equivalents	—	—	(321)	(420)	(50)	—	738	(53)
Common stock cash dividends - $0.60 per share	—	—	—	—	(65,734)	—	—	(65,734)

Balance - March 31, 2007	$—	60,198	4,739	2,887,623	4,553,630	(36,167)	(1,216,839)	6,253,184

2008
Balance - January 1, 2008	$—	60,198	4,776	2,848,752	4,815,585	(114,822)	(1,129,233)	6,485,256
Comprehensive income:
Net income	—	—	—	—	202,196	—	—	202,196
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(134,813)	—	(134,813)
Defined benefit plans liability adjustment	—	—	—	—	—	(205)	—	(205)
Unrealized losses on cash flow hedges	—	—	—	—	—	(12,338)	—	(12,338)
Reclassification of losses from terminated cash flow hedges to net income	—	—	—	—	—	2,694	—	2,694

								57,534

Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	14,449	—	—	4,032	18,481
Exercises	—	—	—	(13,397)	—	—	16,711	3,314
Directors’ stock plan	—	—	—	(101)	—	—	427	326
Deferred compensation plans, net, including dividend equivalents	—	—	(247)	(383)	(54)	—	739	55
Common stock cash dividends - $0.70 per share	—	—	—	—	(77,004)	—	—	(77,004)

Balance - March 31, 2008	$—	60,198	4,529	2,849,320	4,940,723	(259,484)	(1,107,324)	6,487,962

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Three months ended March 31
In thousands	2008	2007

Beginning balance	$759,439	$649,948
Provision for credit losses	60,000	27,000
Net charge-offs
Charge-offs	(55,806)	(24,507)
Recoveries	9,991	7,316

Total net charge-offs	(45,815)	(17,191)

Ending balance	$773,624	659,757

NOTES TO FINANCIAL STATEMENTS
1. Significant accounting policies
The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with the accounting policies set forth in note 1 of Notes to Financial Statements included in the Company’s 2007 Annual Report, except as described below. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.
2. Earnings per share
The computations of basic earnings per share follow:

	Three months ended
	March 31
	2008	2007
	(in thousands, except per share)
Income available to common stockholders

Net income	$202,196	175,973

Weighted-average shares outstanding (including common stock issuable)	110,017	109,694

Basic earnings per share	$1.84	1.60

The computations of diluted earnings per share follow:
	Three months ended
	March 31
	2008	2007
	(in thousands, except per share)
Income available to common stockholders	$202,196	175,973

Weighted-average shares outstanding	110,017	109,694
Plus: incremental shares from assumed conversion of stock-based compensation awards	950	2,493

Adjusted weighted-average shares outstanding	110,967	112,187

Diluted earnings per share	$1.82	1.57
     Options to purchase approximately 8.6 million and 3.0 million common shares during the three-month periods ended March 31, 2008 and 2007, respectively, were not included in the computations of diluted earnings per share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Comprehensive income
The following table displays the components of other comprehensive income:

	Three months ended March 31, 2008
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(171,672)	57,245	(114,427)
Less: reclassification adjustment for gains realized in net income	33,447	(13,061)	20,386

	(205,119)	70,306	(134,813)

Cash flow hedges:
Unrealized losses on cash flow hedges	(20,225)	7,887	(12,338)
Reclassification of losses on terminated cash flow hedges to income	4,419	(1,725)	2,694

	(15,806)	6,162	(9,644)

Defined benefit plans liability adjustment	(336)	131	(205)

	$(221,261)	76,599	(144,662)

	Three months ended March 31, 2007
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized gains on investment securities:
Unrealized holding gains during period	$27,815	(9,751)	18,064
Less: reclassification adjustment for gains realized in net income	1,063	(406)	657

	$26,752	(9,345)	17,407

     Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

		Cash	Defined
	Investment	flow	benefit
	securities	hedges	plans	Total
	(in thousands)
Balance - January 1, 2008	$(59,406)	(8,931)	(46,485)	(114,822)

Net gain (loss) during period	(134,813)	(9,644)	(205)	(144,662)

Balance - March 31, 2008	$(194,219)	(18,575)	(46,690)	(259,484)

Balance - January 1, 2007	$(25,311)	—	(28,263)	(53,574)

Net gain (loss) during period	17,407	—	—	17,407

Balance - March 31, 2007	$(7,904)	—	(28,263)	(36,167)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings
M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III”) have issued fixed rate preferred capital securities aggregating $310 million. First Maryland Capital I (“Trust V”) and First Maryland Capital II (“Trust VI”) have issued floating rate preferred capital securities aggregating $300 million. The distribution rates on the preferred capital securities of Trust V and Trust VI adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and were 5.26% and 4.09%, respectively, at March 31, 2008 and 6.24% and 5.76%, respectively, at December 31, 2007. As a result of an acquisition in the fourth quarter of 2007, M&T assumed responsibility for $31.5 million of similar preferred capital securities previously issued by special-purpose entities consisting of $16.5 million of fixed rate preferred capital securities issued by BSB Capital Trust I (“Trust VII”) and $15 million of floating rate preferred capital securities issued by BSB Capital Trust III (“Trust VIII”). The distribution rate on the preferred capital securities of Trust VIII adjusts quarterly based on changes in the three-month LIBOR and was 7.61% at March 31, 2008 and 8.59% at December 31, 2007. On January 31, 2008 M&T Capital Trust IV (“Trust IV”), a Delaware business trust, issued $350 million of 8.50% fixed rate Enhanced Trust Preferred Securities (“8.50% Enhanced Trust Preferred Securities”). Trust I, Trust II, Trust III, Trust IV, Trust V, Trust VI, Trust VII and Trust VIII are referred to herein collectively as the “Trusts.”
     Other than the following payment terms (and the redemption and certain other terms described below), the preferred capital securities issued by the Trusts (“Capital Securities”) are substantially identical in all material respects:

	Distribution	Distribution
Trust	rate	dates
Trust I	8.234%	February 1 and August 1

Trust II	8.277%	June 1 and December 1

Trust III	9.25%	February 1 and August 1

Trust IV	8.50%	March 15, June 15, September 15 and December 15

Trust V	LIBOR plus 1.00%	January 15, April 15, July 15 and October 15

Trust VI	LIBOR plus .85%	February 1, May 1, August 1 and November 1

Trust VII	8.125%	January 31 and July 31

Trust VIII	LIBOR plus 3.35%	January 7, April 7, July 7 and October 7
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
4. Borrowings, continued
     The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trusts to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of M&T as follows:

	Capital	Common	Junior Subordinated
Trust	Securities	Securities	Debentures
Trust I	$150 million	$4.64 million	$154.64 million aggregate liquidation amount of 8.234% Junior Subordinated Debentures due February 1, 2027.

Trust II	$100 million	$3.09 million	$103.09 million aggregate liquidation amount of 8.277% Junior Subordinated Debentures due June 1, 2027.

Trust III	$60 million	$1.856 million	$61.856 million aggregate liquidation amount of 9.25% Junior Subordinated Debentures due February 1, 2027.

Trust IV	$350 million	$.01 million	$350.01 million aggregate liquidation amount of 8.50% Junior Subordinated Debentures due January 31, 2068.

Trust V	$150 million	$4.64 million	$154.64 million aggregate liquidation amount of floating rate Junior Subordinated Debentures due January 15, 2027.

Trust VI	$150 million	$4.64 million	$154.64 million aggregate liquidation amount of floating rate Junior Subordinated Debentures due February 1, 2027.

Trust VII	$16.5 million	$.928 million	$17.428 million aggregate liquidation amount of 8.125% Junior Subordinated Debentures due July 31, 2028.

Trust VIII	$15 million	$.464 million	$15.464 million aggregate liquidation amount of floating rate Junior Subordinated Debentures due January 7, 2033.
     The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities at March 31, 2008 and December 31, 2007 of Trust III, Trust V, Trust VI and Trust VII include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings, continued
Debentures of Trust V, Trust VI and Trust VIII were 5.26%, 4.09% and 7.61%, respectively, at March 31, 2008 and were 6.24%, 5.76% and 8.59%, respectively, at December 31, 2007.
     Holders of the Capital Securities receive preferential cumulative cash distributions on each distribution date at the stated distribution rate unless M&T exercises its right to extend the payment of interest on the Junior Subordinated Debentures for up to ten semi-annual periods (in the case of Trust I, Trust II, Trust III and Trust VII), twenty quarterly periods (in the case of Trust V, Trust VI and Trust VIII) or, with respect to Trust IV, for up to twenty quarterly periods without being subject to the alternative payment mechanism (as described below), and for up to forty quarterly periods, without giving rise to an event of default, in which case payment of distributions on the respective Capital Securities will be deferred for comparable periods. During an extended interest period, M&T may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock. In the event of an extended interest period exceeding twenty quarterly periods for the Junior Subordinated Debentures due January 31, 2068 held by Trust IV, M&T must fund the payment of accrued and unpaid interest through the alternative payment mechanism, which requires M&T to issue common stock, non-cumulative perpetual preferred stock or warrants to purchase common stock until M&T has raised an amount of eligible proceeds at least equal to the aggregate amount of accrued and unpaid deferred interest on the Junior Subordinated Debentures due January 31, 2068 held by Trust IV. The agreements governing the Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by M&T of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities. The obligations under such guarantee and the Capital Securities are subordinate and junior in right of payment to all senior indebtedness of M&T.
     The Capital Securities will remain outstanding until the Junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity or are distributed in liquidation to the Trusts. The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after an optional redemption contemporaneously with the optional redemption of the related Junior Subordinated Debentures in whole or in part, subject to possible regulatory approval. In connection with the issuance of the 8.50% Enhanced Trust Preferred Securities by Trust IV, M&T entered into a replacement capital covenant that provides that neither M&T nor any of its subsidiaries will repay, redeem or purchase any of the Junior Subordinated Debentures due January 31, 2068 or the 8.50% Enhanced Trust Preferred Securities prior to January 31, 2048, with certain limited exceptions, except to the extent that, during the 180 days prior to the date of that repayment, redemption or purchase, M&T and its subsidiaries have received proceeds from the sale of qualifying securities that (i) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the 8.50% Enhanced Trust Preferred Securities or the Junior Subordinated Debentures due January 31, 2068, as applicable, at the time of repayment, redemption or purchase, and (ii) M&T has obtained the prior approval of the Federal Reserve Board, if required.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings, continued
     Allfirst Preferred Capital Trust (“Allfirst Capital Trust”) has issued $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”). Allfirst Capital Trust is a Delaware business trust that was formed for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures of M&T and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T currently has outstanding $105.3 million aggregate liquidation amount Floating Rate Junior Subordinated Debentures due July 15, 2029 that are payable to Allfirst Asset Trust. The interest rates payable on such debentures were 5.69% and 6.67% at March 31, 2008 and December 31, 2007, respectively.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings, continued
     Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the common securities of Trust III, Trust V, Trust VI, Trust VII and Allfirst Asset Trust, the junior subordinated debentures associated with preferred capital securities had financial statement carrying values as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)
Trust I	$154,640	154,640

Trust II	103,093	103,093

Trust III	67,978	68,059

Trust IV	350,010	—

Trust V	144,338	144,201

Trust VI	142,152	141,986

Trust VII	16,908	16,902

Trust VIII	15,464	15,464

Allfirst Asset Trust	101,991	101,952

	$1,096,574	746,297

5. Segment information
Reportable segments have been determined based upon the Company’s internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The reportable segments are Business Banking, Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking.
     The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 21 to the Company’s consolidated financial statements as of and for the year ended December 31, 2007. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles (“GAAP”). As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. As also described in note 21 to the Company’s 2007 consolidated financial statements, neither goodwill nor core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have been allocated to the Company’s reportable segments, but are included in the “All Other” category. The Company has, however, assigned such intangible assets to business units for purposes of testing for impairment.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
5. Segment information, continued
     Information about the Company’s segments is presented in the following table:

	Three months ended March 31
	2008			2007
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)(b)	revenues	(loss)(b)
	(in thousands)
Business Banking	$95,249	—	32,783	89,079	—	31,578

Commercial Banking	162,584	85	66,809	135,705	125	54,478

Commercial Real Estate	86,278	208	42,809	71,319	151	34,288

Discretionary Portfolio	43,475	(4,329)	15,977	29,276	(2,346)	18,938

Residential Mortgage Banking	67,418	13,331	5,059	45,668	10,891	(2,523)

Retail Banking	302,868	2,967	75,470	284,750	3,028	75,804

All Other	33,641	(12,262)	(36,711)	31,113	(11,849)	(36,590)

Total	$791,513	—	202,196	686,910	—	175,973

	Average total assets
	Three months ended		Year ended
	March 31		December 31
	2008	2007(b)	2007(b)
	(in millions)
Business Banking	$4,410	4,127	4,179

Commercial Banking	14,370	12,571	12,989

Commercial Real Estate	11,045	9,273	9,550

Discretionary Portfolio	14,927	11,997	12,953

Residential Mortgage Banking	2,691	3,592	2,874

Retail Banking	11,514	10,116	10,360

All Other	6,058	5,531	5,640

Total	$65,015	57,207	58,545

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer methodology.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
5. Segment information, continued
Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $5,783,000 and $5,123,000 for the three-month periods ended March 31, 2008 and 2007, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.
(b)	Effective January 1, 2008, the Company changed its internal profitability reporting to move a New York City-based lending unit from the Commercial Banking segment to the Commercial Real Estate segment. Accordingly, financial information presented herein for periods prior to January 1, 2008 has been reclassified to conform to current year presentation. As a result, total revenues and net income decreased in the Commercial Banking segment and increased in the Commercial Real Estate segment for the quarter ended March 31, 2007 by $6 million and $3 million, respectively, as compared with amounts previously reported. The lending unit had average total assets of $665 million during the quarter ended March 31, 2007 and $667 million during the year ended December 31, 2007. Accordingly, average total assets presented for those periods differ from amounts previously reported.
6. Commitments and contingencies
In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	March 31,	December 31,
	2008	2007
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$6,009,922	5,937,903
Commercial real estate loans to be sold	179,119	96,995
Other commercial real estate and construction	3,006,300	2,869,961
Residential real estate loans to be sold	834,940	492,375
Other residential real estate	445,958	425,579
Commercial and other	7,237,796	7,346,790

Standby letters of credit	3,679,294	3,691,971

Commercial letters of credit	43,774	34,105

Financial guarantees and indemnification contracts	1,350,622	1,318,733

Commitments to sell real estate loans	1,299,019	946,457
     Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a

NOTES TO FINANCIAL STATEMENTS, CONTINUED
6. Commitments and contingencies, continued
third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.
     Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Federal National Mortgage Association Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $1 billion at each of March 31, 2008 and December 31, 2007.
     Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.
     The Company utilizes commitments to sell real estate loans to hedge exposure to changes in the fair value of real estate loans held for sale. Such commitments are considered derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and along with commitments to originate real estate loans to be held for sale are generally recorded in the consolidated balance sheet at estimated fair market value. Until January 1, 2008, in estimating that fair value for commitments to originate loans for sale, value ascribable to cash flows to be realized in connection with loan servicing activities was not included. Value ascribable to that portion of cash flows was recognized at the time the underlying mortgage loans were sold. Effective January 1, 2008, the Company adopted the provisions of Staff Accounting Bulletin (“SAB”) No. 109 issued by the Securities and Exchange Commission (“SEC”), which reversed previous conclusions expressed by the SEC staff regarding written loan commitments that are accounted for at fair value through earnings. Specifically, the SEC staff now believes that the expected net future cash flows related to the associated servicing of the loan should be included in the fair value measurement of the derivative loan commitment. In accordance with SAB No. 105, “Application of Accounting Principles to Loan Commitments,” the Company had not included such amount in the value of loan commitments accounted for as derivatives at December 31, 2007. As a result of the Company’s adoption of required changes in accounting pronouncements on January 1, 2008, there was an acceleration of the recognition of mortgage banking revenues of approximately $7 million during the first quarter of 2008. If not for the changes in accounting pronouncements, those revenues would have been recognized later in 2008 when the underlying loans were sold.
     The Company has an agreement with the Baltimore Ravens of the National Football League whereby the Company obtained the naming rights to a football stadium in Baltimore, Maryland. Under the agreement, the Company is obligated to pay $5 million per year through 2013 and $6 million per year from 2014 through 2017.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
6. Commitments and contingencies, continued
     The Company also has commitments under long-term operating leases.
     The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $109 million at March 31, 2008. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $59 million at March 31, 2008. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. The amount of the Company’s recorded liability for reported reinsurance losses as well as estimated losses incurred but not yet reported was not significant at either March 31, 2008 or December 31, 2007.
     In October 2007, Visa completed a reorganization in contemplation of its initial public offering (“IPO”) expected to occur in 2008. As part of that reorganization, M&T Bank, M&T’s principal banking subsidiary, and other member banks of Visa received shares of Class B common stock of Visa. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation involving Visa (“Covered Litigation”). As of December 31, 2007, although Visa was expected to set aside a portion of the proceeds from its IPO in an escrow account to fund any judgments or settlements that may arise out of the Covered Litigation, guidance from the SEC indicated that Visa member banks should record a liability for the fair value of the contingent obligation to Visa. The estimation of the Company’s proportionate share of any potential losses related to the Covered Litigation was extremely difficult and involved a great deal of judgment. Nevertheless, in the fourth quarter of 2007 the Company recorded a pre-tax charge of $23 million ($14 million after tax effect) related to the Covered Litigation. In accordance with GAAP and consistent with the SEC guidance, the Company did not recognize any value for its common stock ownership interest in Visa as of December 31, 2007. During the first quarter of 2008, Visa completed its IPO and, as part of the transaction, funded an escrow account for $3 billion from the proceeds of the IPO to cover potential settlements arising out of the Covered Litigation. As a result, during the first three months of 2008, the Company reversed approximately $15 million of the $23 million accrued during the fourth quarter of 2007 for the Covered Litigation. The initial accrual in 2007 and the partial reversal in 2008 were included in “other costs of operations” in the consolidated statement of income. In addition, M&T Bank was allocated 1,967,028 Class B common shares of Visa. Of those shares, 760,455 were mandatorily redeemed in March 2008 resulting in pre-tax gain of $33 million ($20 million after tax) which has been included in “gain on bank investment securities” in the consolidated statement of income.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
7. Pension plans and other postretirement benefits
The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit cost for defined benefit plans consisted of the following:

			Other
	Pension		postretirement
	benefits		benefits
	Three months ended March 31
	2008	2007	2008	2007
	(in thousands)
Service cost	$5,343	5,475	164	150
Interest cost on projected benefit obligation	10,764	9,375	1,076	925
Expected return on plan assets	(11,114)	(10,025)	—	—
Amortization of prior service cost	(1,640)	(1,650)	42	50
Amortization of net actuarial loss	1,220	1,200	42	50

Net periodic benefit cost	$4,573	4,375	1,324	1,175

     Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $10,327,000 and $9,169,000 for the three months ended March 31, 2008 and 2007, respectively.
8. Acquisitions
On November 30, 2007, M&T completed the acquisition of Partners Trust Financial Group, Inc. (“Partners Trust”), a bank holding company headquartered in Utica, New York. Partners Trust was merged with and into M&T on that date. Partners Trust Bank, the primary banking subsidiary of Partners Trust, was merged into M&T Bank on that date. Partners Trust Bank operated 33 branch offices in upstate New York at the date of acquisition. The results of operations acquired in the Partners Trust transaction have been included in the Company’s financial results since November 30, 2007, but did not have a significant effect on the Company’s results of operations in 2007 or in the first quarter of 2008. After application of the election, allocation and proration procedures contained in the merger agreement with Partners Trust, M&T paid $282 million in cash and issued 3,096,861 shares of M&T common stock in exchange for Partners Trust shares and stock options outstanding at the time of acquisition. The purchase price was approximately $559 million based on the cash paid to Partners Trust shareholders, the fair value of M&T common stock exchanged, and the cash paid to holders of Partners Trust stock options. The acquisition of Partners Trust expands M&T’s presence in upstate New York, making M&T Bank the deposit market share leader in the Utica-Rome and Binghamton markets, while strengthening its lead position in Syracuse.
     Assets acquired from Partners Trust on November 30, 2007 totaled $3.5 billion, including $2.2 billion of loans and leases (largely residential real estate and consumer loans), liabilities assumed aggregated $3.0 billion, including $2.2 billion of deposits (largely savings, money-market and time deposits), and $277 million was added to stockholders’ equity. In connection with the acquisition, the Company recorded approximately $283 million of goodwill and $50 million of core deposit intangible. The core deposit intangible is being amortized over 7 years using an accelerated method.
     As a condition of the approval of the Partners Trust acquisition by regulators, M&T Bank was required to divest three branch offices in Binghamton, New York. The three branches were sold on March 15, 2008, including loans of $13 million and deposits of $65 million. No gain or loss was recognized on that transaction.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Acquisitions, continued
     On December 7, 2007, M&T Bank acquired 13 branch offices in the Mid-Atlantic region from First Horizon Bank in a cash transaction. The offices had approximately $214 million of loans, $216 million of deposits and $80 million of trust and investment assets under management on the transaction date.
     The Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company of $4 million ($2 million net of applicable income taxes) during the first quarter of 2008 and $15 million ($9 million net of applicable income taxes) during the fourth quarter of 2007. There were no similar expenses in the first quarter of 2007. Those expenses consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; incentive compensation; initial marketing and promotion expenses designed to introduce the Company to customers of the acquired operations; travel costs; and printing, postage and supplies and other costs of commencing operations in new offices.
9. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.
On February 5, 2007 M&T invested $300 million to acquire a minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage lender that specializes in originating, securitizing and servicing small balance commercial real estate loans. M&T recognizes income from BLG using the equity method of accounting.
     Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has purchased loan servicing rights for small balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $5.1 billion and $4.9 billion at March 31, 2008 and December 31, 2007, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $63 million at March 31, 2008 and $57 million at December 31, 2007. In addition, capitalized servicing rights at March 31, 2008 and December 31, 2007 also included $36 million and $40 million, respectively, for servicing rights that were purchased from Bayview Financial related to residential mortgage loans with outstanding principal balances of $4.5 billion at March 31, 2008 and $4.6 billion at December 31, 2007. Revenues from servicing residential and small balance commercial mortgage loans purchased from BLG and Bayview Financial were $13 million and $11 million for the quarters ended March 31, 2008 and 2007, respectively. M&T Bank provided a $120 million revolving line of credit facility to Bayview Financial at each of March 31, 2008 and December 31, 2007, of which $77 million was outstanding at March 31, 2008. There was no outstanding balance at December 31, 2007. Finally, at March 31, 2008 and December 31, 2007, the Company held $384 million and $450 million, respectively, of private collateralized mortgage obligations in its available for sale investment securities portfolio that were securitized by Bayview Financial.
10. Fair value measurements
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” for fair value measurements of certain of its financial instruments. The provisions of SFAS No. 157 that pertain to measurement of non-financial assets and liabilities have been deferred by the Financial Accounting Standards Board (“FASB”) until 2009. The

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
adoption of SFAS No. 157 did not have a material effect on the Company’s financial position or results of operations.
     The provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permit an entity to choose to measure eligible financial instruments and other items at fair value, also became effective January 1, 2008. The Company has not made any fair value elections under SFAS No. 159 as of March 31, 2008.
     The definition of fair value is clarified by SFAS No. 157 to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability.
•	Level 1 — Valuation is based on quoted prices in active markets for identical assets and liabilities.

•	Level 2 — Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.

•	Level 3 — Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on the Company’s own estimates about the assumptions that market participants would use to value the asset or liability.
     When available, the Company attempts to use quoted market prices to determine fair value and classifies such items as Level 1 or Level 2. If quoted market prices are not available, fair value is often determined using model-based techniques incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using model-based techniques are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation. The following is a description of the valuation methodologies used for the Company’s assets and liabilities that are measured on a recurring basis at estimated fair value.
Trading account assets and liabilities
Trading account assets and liabilities consist primarily of interest rate swap agreements and foreign exchange contracts with customers who require such services with offsetting trading positions with third parties to minimize the Company’s risk with respect to such transactions. The Company generally determines the fair value of its derivative trading account assets and liabilities using externally developed pricing models based on market observable inputs and therefore classifies such valuations as Level 2. Certain foreign exchange contracts are actively traded and therefore have been classified as Level 1. Mutual funds held in connection with deferred compensation arrangements have also been classified as Level 1 valuations. Valuations of investments in municipal and other bonds can generally be obtained through reference to quoted prices in less active markets for the same or similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.
Investment securities available for sale
The majority of the Company’s available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2. Certain investments in mutual funds and equity securities are actively traded and therefore have been classified as Level 1

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
valuations. For many privately issued mortgage-backed securities and other securities where there is limited trading activity or less observable valuation inputs, the Company has classified such valuations as Level 3.
Real estate loans held for sale

The Company utilizes commitments to sell real estate loans to hedge the exposure to changes in fair value of real estate loans held for sale. The carrying value of hedged real estate loans held for sale includes changes in estimated fair value during the hedge period, typically from the date of close through the sale date. Most of the Company’s real estate loans held for sale have generally been hedged since the origination date. The fair value of hedged real estate loans held for sale is generally calculated by reference to quoted prices in secondary markets for commitments to sell real estate loans with similar characteristics and, as such, have been classified as a Level 2 valuation.
Commitments to originate real estate loans for sale and commitments to sell real estate loans

The Company enters into various commitments to originate real estate loans for sale and commitments to sell real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value on the consolidated balance sheet. The estimated fair values of such commitments were generally calculated by reference to quoted prices in secondary markets for commitments to sell real estate loans to certain government-sponsored entities and other parties. The fair valuations of commitments to sell real estate loans generally result in a Level 2 classification. The estimated fair value of commitments to originate real estate loans for sale are oftentimes adjusted to reflect the Company’s anticipated commitment expirations. Estimated commitment expirations are considered a significant unobservable input, which results in a Level 3 classification. Additionally, during the first quarter of 2008 the Company adopted the provisions of SAB No. 109 for written loan commitments issued or modified after January 1, 2008. SAB No. 109 reversed previous conclusions expressed by the SEC staff regarding written loan commitments that are accounted for at fair value through earnings. Specifically, the SEC staff now believes that the expected net future cash flows related to the associated servicing of the loan should be included in the fair value measurement of the derivative loan commitment. In accordance with SAB No. 105, the Company had not included such amount in the value of commitments to originate real estate loans for sale at December 31, 2007. The estimated value ascribed to the expected net future servicing cash flows is also considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.
Interest rate swap agreements used for interest rate risk management

The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. The Company generally determines the fair value of its interest rate swap agreements using externally developed pricing models based on market observable inputs and therefore classifies such valuations as Level 2.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
     A summary of assets and liabilities at March 31, 2008 measured at estimated fair value on a recurring basis were as follows:

	Fair value
	measurements
	at March 31,
	2008	Level 1	Level 2	Level 3
	(in thousands)
Trading account assets	$372,067	57,003	315,064	—
Investment securities available for sale	8,092,117	201,126	6,718,190	1,172,801
Real estate loans held for sale	956,381	—	956,381	—
Other assets (a)	60,492	—	49,400	11,092

Total assets	$9,481,057	258,129	8,039,035	1,183,893

Trading account liabilities	$289,612	11,994	277,618	—
Other liabilities (a)	25,302	—	22,338	2,964

Total liabilities	$314,914	11,994	299,956	2,964

(a)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three-month period ended March 31, 2008 were as follows:

	Investment
	securities	Other assets
	available	and other
	for sale	liabilities
	(in thousands)
Balance — January 1, 2008	$1,313,821	2,654
Total realized/unrealized gains (losses):
Included in earnings	—	12,720	(a)
Included in other comprehensive income	(61,511)	—
Purchases, sales, issuances and settlements, net	(50,573)	—
Transfers in and/or out of Level 3	(28,936)	(7,246)

Balance — March 31, 2008	$1,172,801	8,128

Changes in unrealized gains (losses) included in earnings related to assets and liabilities still recorded on the balance sheet at March 31, 2008	$—	8,128	(a)

(a)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
     The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements in accordance with GAAP.
Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.
Capitalized servicing rights

Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment to FASB Statement No. 140,” the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
     Assets subject to the nonrecurring fair value measurements described herein included in the consolidated balance sheet at March 31, 2008 are summarized in the following table.

					Fair value
					losses
					recognized
	Carrying value at March 31, 2008				during the
					quarter ended
	Total	Level 1	Level 2	Level 3	March 31, 2008
		(in thousands)
Loans	$201,882	—	147,554	54,328	(22,552)
Capitalized servicing rights	67,161	—	—	67,161	(4,500)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
M&T Bank Corporation (“M&T”) recorded net income in the first quarter of 2008 of $202 million or $1.82 of diluted earnings per common share, up 15% and 16%, respectively, from $176 million or $1.57 of diluted earnings per common share in the first quarter of 2007. During the fourth quarter of 2007, net income was $65 million or $.60 of diluted earnings per common share. Basic earnings per common share were $1.84 in the initial quarter of 2008, compared with $1.60 and $.60 in the first and fourth quarters of 2007, respectively. The after-tax impact of acquisition and integration-related expenses (included herein as merger-related expenses) associated with the November 30, 2007 acquisition of Partners Trust Financial Group, Inc. (“Partners Trust”) and the December 7, 2007 acquisition by M&T Bank, the principal bank subsidiary of M&T, of the Mid-Atlantic retail banking franchise of First Horizon Bank (“First Horizon”) was $2 million ($4 million pre-tax) or $.02 of basic and diluted earnings per share in the first quarter of 2008, compared with $9 million ($15 million pre-tax) or $.08 of basic and diluted earnings per share in the fourth quarter of 2007. There were no similar expenses in 2007’s initial quarter.
     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in each of the first quarters of 2008 and 2007 was 1.25%, compared with .42% in the fourth quarter of 2007. The annualized rate of return on average common stockholders’ equity was 12.49% in the first three months of 2008, compared with 11.38% and 4.05% in the first and fourth quarters of 2007, respectively.
     The Company’s financial results for the first three months of 2008 reflect $29 million, or $.26 of diluted earnings per share, resulting from M&T Bank’s status as a member bank of Visa. During the last quarter of 2007, Visa completed a reorganization in contemplation of its initial public offering (“IPO”) in 2008. As part of that reorganization M&T Bank and other member banks of Visa received shares of Class B common stock of Visa. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation involving Visa (“Covered Litigation”). As of December 31, 2007, although Visa was expected to set aside a portion of the proceeds from its IPO in an escrow account to fund any judgments or settlements that may arise out of the Covered Litigation, guidance from the Securities and Exchange Commission (“SEC”) indicated that Visa member banks should record a liability for the fair value of the contingent obligation to Visa. The estimation of the Company’s proportionate share of any potential losses related to the Covered Litigation was extremely difficult and involved a great deal of judgment. Nevertheless, in the fourth quarter of 2007 the Company recorded a pre-tax charge of $23 million ($14 million after tax effect, or $.13 per diluted share) related to the Covered Litigation. In accordance with generally accepted accounting principles (“GAAP”) and consistent with the SEC guidance, the Company did not recognize any value for its common stock ownership interest in Visa as of the 2007 year-end. During the first quarter of 2008, Visa completed its IPO and, as part of the transaction, funded an escrow account with $3 billion from the proceeds of the IPO to cover potential settlements arising out of the Covered Litigation. As a result, during the first three months of 2008, the Company reversed approximately $15 million of the $23 million accrued during the fourth quarter of 2007 for the Covered Litigation. In addition, M&T Bank was allocated 1,967,028 Class B common shares of Visa based on its proportionate ownership of Visa. Of those shares, 760,455 were mandatorily redeemed in March 2008 for an after-tax gain of $20 million ($33 million pre-tax), which has been recorded as gain on bank investment securities in the consolidated statement of income.

     Throughout 2007 and the first three months of 2008, the residential real estate marketplace in the United States has experienced unprecedented turbulence. Problems experienced by lenders in the sub-prime residential mortgage lending market also had negative repercussions on the rest of the residential real estate marketplace. Those marketplace conditions had a direct impact on the Company’s financial results during that time frame. Specifically, financial results for the first and fourth quarters of 2007 were adversely impacted by several events.
     Through early 2007, the Company had been an active participant in the origination of alternative (“Alt-A”) residential real estate loans and the sale of such loans in the secondary market. Alt-A loans originated by the Company typically included some form of limited documentation requirements as compared with more traditional residential real estate loans. Unfavorable market conditions during the first quarter of 2007, including a lack of liquidity by previously active purchasers, impacted the Company’s willingness to sell Alt-A loans, as an auction of such loans initiated by the Company at that time received fewer bids than normal and the pricing of those bids was substantially lower than expected. As a result, $883 million of Alt-A loans previously held for sale (including $808 million of first mortgage loans and $75 million of second mortgage loans) were transferred in March 2007 to the Company’s held-for-investment loan portfolio. In accordance with GAAP, loans held for sale must be recorded at the lower of cost or market value. Accordingly, prior to reclassifying the Alt-A mortgage loans to the held-for-investment portfolio, the carrying value of such loans was reduced by $12 million ($7 million after tax effect, or $.07 of diluted earnings per share). Those loans were reclassified because management believed at that time that the value of the Alt-A residential real estate loans was greater than the amount implied by the few bidders who were active in the market.
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
     Additionally, the Company may be contractually obligated to repurchase some previously sold residential real estate loans that do not ultimately meet investor sale criteria, including instances where mortgagors failed to make timely payments during the first 90 days subsequent to the sale date. Requests from investors for the Company to repurchase residential real estate loans increased significantly in early 2007, particularly related to Alt-A loans. As a result, during 2007’s first quarter the Company reduced mortgage banking revenues by $6 million ($4 million after tax effect, or $.03 of diluted earnings per share) related to declines in market values of previously sold residential real estate loans that the Company may be required to repurchase. Most of those loans have not been repurchased as of March 31, 2008.
     Including the impact of the $883 million of loans noted above, the Company had $1.2 billion of Alt-A residential real estate loans in its held-for-investment loan portfolio at December 31, 2007. Lower real estate values and higher levels of delinquencies and charge-offs contributed to increased losses in that portfolio during 2007, which led to an assessment of the Company’s accounting practices during the fourth quarter as they related to the timing of the classification of residential real estate loans as nonaccrual and when such loans were charged off. Beginning in 2007’s fourth quarter, residential real estate loans were classified as nonaccrual when principal or interest payments became 90 days delinquent. Previously, residential real estate loans had been placed in nonaccrual status when payments were 180 past due. Also in 2007’s fourth quarter, the Company began charging off the excess of residential real estate loan balances over the net realizable value of the property collateralizing the loan when such loans become 150 days delinquent, whereas previously the Company provided an allowance for credit losses for those amounts and charged-off loans upon foreclosure of the underlying property. The impact of the acceleration of the classification of residential real estate loans as nonaccrual resulted in an increase in nonperforming loans of $84 million at December 31, 2007 and a corresponding decrease in loans past due 90 days and accruing interest. As a result of that acceleration, previously accrued interest of $2 million was reversed and charged against income in the fourth quarter of 2007. Included in the $53 million of net charge-offs during the fourth quarter of 2007 were $15 million resulting from the change in accounting procedure. The declining residential real estate values also contributed to specific allocations of the allowance for credit losses related to two residential real estate builders and developers during the fourth quarter of 2007. Considering these and other factors, the Company significantly increased the provision for credit losses in the fourth quarter of 2007 to $101 million. Market prices for residential real estate properties, including properties under development, have continued to be weak throughout the first quarter of 2008. That weakness contributed to the Company recording a provision for credit losses of $60 million in the recent quarter, up from $27 million in the year-earlier quarter. Additional information about credit losses and nonperforming loans is included herein under the heading “Provision for Credit Losses.”
     The turbulence in the residential real estate market in 2007 also negatively affected the Company’s investment securities portfolio. Three collateralized debt obligations were purchased in the first quarter of 2007 for approximately $132 million. The securities are backed largely by residential mortgage-backed securities (collateralized by a mix of prime, mid-prime and sub-prime residential mortgage loans) and are held in the Company’s available-for-sale portfolio. Although these securities were highly rated when purchased, two of the three securities were downgraded by the rating agencies in late-2007. After a thorough analysis, management concluded that the impairment of these securities was other than temporary. As a result, the Company recorded an impairment charge of $127 million ($78 million after tax effect, or $.71 of diluted earnings per share) in the fourth quarter of 2007.
Supplemental Reporting of Non-GAAP Results of Operations
As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.4 billion at each of March 31, 2008 and December 31, 2007 and $3.1 billion at March 31, 2007. Included in such intangible assets was goodwill of $3.2 billion at each of March 31, 2008 and December 31, 2007, and $2.9 billion at March 31, 2007. Amortization of core deposit and other intangible assets, after tax effect, was $11 million ($.10 per diluted share) during each of the first quarters of 2008 and 2007, and $10 million ($.09 per diluted share) in the fourth quarter of 2007.
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

     Net operating income rose 15% to $216 million in the first quarter of 2008 from $187 million in the year-earlier quarter. Diluted net operating earnings per share for the initial quarter of 2008 were $1.94, up 16% from $1.67 in the corresponding 2007 quarter. Net operating income and diluted net operating earnings per share were $84 million and $.77, respectively, in the fourth quarter of 2007.
     Net operating income in the recently completed quarter represented an annualized rate of return on average tangible assets of 1.41%, compared with 1.40% and .57% in the first and fourth quarters of 2007, respectively. Net operating income expressed as an annualized return on average tangible common equity was 27.86% in the first quarter of 2008, compared with 24.11% in the year-earlier quarter and 10.49% in the final quarter of 2007.
     Reconciliations of GAAP results with non-GAAP results are provided in table 2.
Taxable-equivalent Net Interest Income
Taxable-equivalent net interest income increased to $485 million in the first quarter of 2008, up 6% from $456 million in the similar 2007 quarter and 2% above $476 million in the fourth quarter of 2007. The improvement in the recent quarter as compared with the first quarter of 2007 reflects a $7.0 billion, or 14%, increase in average earning assets that was partially offset by a 26 basis point (hundredths of one percent) narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. The recent quarter’s improvement in taxable-equivalent net interest income as compared with 2007’s final quarter also resulted from growth in the average balance of earning assets, which rose $2.9 billion or 5%, partially offset by a 7 basis point narrowing of the net interest margin. Earning assets obtained in the Partners Trust and First Horizon transactions at the respective acquisition dates in the fourth quarter of 2007 were $3.1 billion and $214 million, respectively.
     Average loans and leases rose $5.5 billion, or 13%, to $48.6 billion in the first quarter of 2008 from $43.1 billion in the year-earlier quarter, and were $2.5 billion, or 5% higher than the $46.1 billion average in the fourth quarter of 2007. Included in average loans and leases in the first quarter of 2008 were loans obtained in the 2007 acquisitions of approximately $1.4 billion, compared with an average loan balance impact of approximately $750 million in the fourth quarter of 2007. Commercial loans and leases averaged $13.3 billion in the initial 2008 quarter, up 13% from $11.8 billion in the year-earlier quarter. Average commercial real estate loans rose $2.5 billion or 16% to $18.0 billion in the recent quarter from $15.5 billion in the first quarter of 2007. The Company’s residential real estate loan portfolio averaged $6.0 billion in 2008’s initial quarter, up slightly from $5.9 billion in the similar quarter of 2007. Included in that portfolio were loans held for sale, which averaged $718 million in the recently completed quarter, compared with $1.8 billion in the first quarter of 2007. Excluding such loans, average residential real estate loans increased $1.1 billion from the first quarter of 2007 to the first quarter of 2008. Average consumer loans and leases totaled $11.3 billion in the recent quarter, up $1.3 billion or 14% from $9.9 billion in the year-earlier period. That growth was due largely to higher average automobile loan balances outstanding, including approximately $350 million of average automobile loan balances related to the 2007 acquisition transactions.

     The Company experienced growth of $757 million or 6% in average commercial loan balances in the recent quarter as compared with the fourth quarter of 2007. Average commercial real estate loans rose $1.5 billion or 9% from $16.5 billion in the final 2007 quarter. The average balances outstanding for residential real estate loans in the recent quarter declined $351 million or 6% from the fourth quarter of 2007, while average consumer loans outstanding were up $579 million or 5% from the final 2007 quarter. The decline in average residential real estate loans from 2007’s fourth quarter to the recent quarter reflects a December 2007 securitization of approximately $950 million of loans obtained in the Partners Trust acquisition into Federal National Mortgage Association (“FNMA”) mortgage-backed securities. Those securities are guaranteed by FNMA and there is no credit recourse to the Company. The Company recognized no gain or loss on the transaction as it retained all of the resulting securities, which are held in the available-for-sale investment securities portfolio. Approximately three-fourths of the rise in average consumer loan balances from the fourth quarter of 2007 to the first 2008 quarter also resulted from the acquisition transactions. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.
AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2008	2007	2007
Commercial, financial, etc.	$13,308	13%	6%
Real estate — commercial	17,994	16	9
Real estate — consumer	5,977	1	(6)
Consumer
Automobile	3,744	35	9
Home equity lines	4,317	3	3
Home equity loans	1,150	(1)	3
Other	2,085	15	6

Total consumer	11,296	14	5

Total	$48,575	13%	5%

     The investment securities portfolio averaged $8.9 billion during the initial quarter of 2008, 24% higher than $7.2 billion in the year-earlier quarter and up 13% from $7.9 billion in the fourth quarter of 2007. The increases in such securities from both the first and fourth quarters of 2007 reflect the impact of the previously noted late-December 2007 securitization transaction. The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and shorter-term U.S. Treasury and federal agency notes.
     When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination. The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” As previously discussed, during the fourth quarter of 2007 the Company recognized other-than-temporary impairment charges of $127 million related to $132 million of collateralized debt obligations. As of March 31, 2008 and December 31, 2007, the Company concluded that the declines in value of other of its investment securities were temporary in nature. Further discussion of the fair value of investment securities is included herein under the heading “Capital.”
     Other earning assets include deposits at banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $214 million in the recently completed quarter, compared with $365 million and $805 million in the first and fourth quarters of 2007, respectively. The decline in such assets in the recent quarter as compared with the immediately preceding quarter resulted from maturities of investment securities under agreements to resell. Those resell agreements had been entered into primarily to collateralize municipal deposits. Resell agreements are accounted for similar to collateralized loans, with changes in the fair value of the collateral monitored by the Company to ensure sufficient coverage. Such agreements averaged $286 million and $713 million in the first and fourth quarters of 2007, respectively, compared with $115 million during the initial quarter of 2008. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.
     As a result of the changes described herein, average earning assets rose 14% to $57.7 billion in the first quarter of 2008 from $50.7 billion in the corresponding 2007 quarter. Average earning assets aggregated $54.8 billion in the fourth quarter of 2007.
     The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned bank subsidiary of M&T, are also included in core deposits. Core deposits averaged $30.6 billion in the first quarter of 2008, compared with $28.6 billion in the corresponding quarter of 2007 and $28.9 billion in the final quarter of 2007. The Partners Trust and First Horizon acquisition transactions in 2007’s fourth quarter added approximately $2.0 billion of core deposits at acquisition, but only added $620 million to average core deposits during the fourth quarter of 2007. The following table provides an analysis of quarterly changes in the components of average core deposits.
AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase
		(decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2008	2007	2007
NOW accounts	$484	11%	(1)%
Savings deposits	16,740	14	10
Time deposits less than $100,000	5,977	(1)	4
Noninterest-bearing deposits	7,435	—	(1)

Total	$30,636	7%	6%

     Additional sources of funding for the Company include domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $2.6 billion during the quarter ended March 31, 2008, compared with $2.9 billion in the first quarter of 2007 and $2.8 billion in 2007’s fourth quarter. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $4.8 billion, $3.7 billion and $5.0 billion for the quarters ended March 31, 2008, March 31, 2007 and December 31, 2007, respectively. Average brokered time deposits totaled $1.8 billion during the recently completed quarter, compared with $2.8 billion and $1.9 billion in the first and fourth quarters of 2007, respectively. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $135 million of brokered time deposits. The Company also had brokered money-market deposit accounts which averaged $102 million during the first quarter of 2008, compared with $84 million in the year-earlier quarter and $98 million in the fourth quarter of 2007. Offshore branch deposits and brokered deposits have been used by the Company as an alternative to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for such deposits, and the cost of funds available from alternative sources at the time.
     The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks (“FHLBs”), and others as sources of funding. Short-term borrowings averaged $7.2 billion in the first 2008 quarter, compared with $4.9 billion in the year-earlier quarter and $5.9 billion in the last 2007 quarter. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature daily, that averaged $5.6 billion in the recent quarter, compared with $4.1 billion and $4.8 billion in the first and fourth quarters of 2007, respectively. Overnight federal funds borrowings represent the largest component of short-term borrowings and are obtained from a wide variety of banks and other financial institutions. Also included in short-term borrowings is a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank. The special purpose subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company. Average short-term borrowings during the recent quarter included $781 million of borrowings from the FHLB of New York, compared with $617 million in the fourth quarter of 2007. There were no similar short-term borrowings outstanding during the first quarter of 2007.
     Long-term borrowings averaged $10.3 billion in the first quarter of 2008, compared with $7.3 billion in the corresponding 2007 quarter and $9.8 billion in the fourth quarter of 2007. Included in average long-term borrowings were amounts borrowed from the FHLBs of $5.4 billion in the initial quarter of 2008 and $3.5 billion and $5.5 billion in the first and fourth quarters of 2007, respectively, and subordinated capital notes of $1.9 billion in the most recent quarter, $1.7 billion in the first quarter of 2007 and $1.6 billion in 2007’s final quarter. M&T Bank issued $400 million of subordinated notes in December 2007, in part to maintain appropriate regulatory capital ratios. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $981 million in the first quarter of 2008, compared with $713 million and $725 million in the first and fourth quarters of 2007, respectively. During January 2008, M&T issued $350 million of Enhanced Trust Preferred Securities, bearing a fixed rate of interest of 8.50% and maturing in 2068. The related junior subordinated debentures are included in long-term borrowings. Information regarding trust preferred securities and the related junior subordinated debentures is provided in note 4 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.6 billion during the last two quarters, and $1.4 billion in the first quarter of 2007. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.
     Changes in the composition of the Company’s earning assets and interest-bearing liabilities as described herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 2.94% in the first quarter of 2008 and 3.03% in the year-earlier quarter. The yield on earning assets during the recent quarter was 6.20%, down 73 basis points from 6.93% in the first quarter of 2007, while the rate paid on interest-bearing liabilities decreased 64 basis points to 3.26% from 3.90%. In the fourth quarter of 2007, the net interest spread was 2.90%, the yield on earning assets was 6.65% and the rate paid on interest-bearing liabilities was 3.75%. In September 2007, the Federal Reserve began lowering its benchmark overnight federal funds target rate, first by 50 basis points, then twice more during the fourth quarter, each by 25 basis points. In response to deteriorating economic conditions, the Federal Reserve aggressively continued the interest rate reductions during the recent quarter, three times cutting its benchmark rate, in total by 200 basis points. The decline in the Company’s net interest spread during the recent quarter as compared with the first quarter of 2007 was attributable to several factors, including significantly higher loan balances funded partially by wholesale borrowings, higher levels of investment securities and other earning assets that generally yield less than loans, and the impact of the recent acquisition transactions and issuances of long-term borrowings. The improvement in net interest spread from the final quarter of 2007 to the recent quarter was due, in part, to a more rapid decline in rates paid on interest-bearing liabilities, most notably short-term borrowings, than in the yields on earning assets.
     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill, core deposit and other intangible assets and M&T’s investment in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage lender, in which M&T invested $300 million in February 2007. BLG specializes in originating, securitizing and servicing small balance commercial real estate loans. Net interest-free funds averaged $7.7 billion in the first quarter of 2008, compared with $8.0 billion in each of the first and fourth quarters of 2007. Goodwill and core deposit and other intangible assets averaged $3.4 billion during the quarter ended March 31, 2008, $3.1 billion in the first quarter of 2007 and $3.2 billion in 2007’s final quarter. The cash surrender value of bank owned life insurance averaged $1.2 billion in each of the first quarter of 2008 and the fourth quarter of 2007, and $1.1 billion in the first quarter of 2007. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”
     The contribution of net interest-free funds to net interest margin was .44% in the recent quarter, compared with .61% in the year-earlier quarter and .55% in 2007’s final quarter. The decrease in the contribution to net interest margin ascribed to net interest-free funds in the recent quarter as compared with the first and fourth quarters of 2007 resulted largely from the impact of lower interest rates on interest-bearing liabilities used to value such contribution.
     Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.38% in the first quarter of 2008, compared with 3.64% in the first quarter of 2007 and 3.45% in the fourth quarter of 2007. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.
     Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was approximately $1.2 billion as of March 31, 2008, $1.0 billion as of March 31, 2007 and $2.3 billion as of December 31, 2007. Under the terms of all of the swap agreements outstanding as of March 31, 2007 and 2008 and $842 million of the swap agreements outstanding as of December 31, 2007, the Company received payments based on the outstanding notional amount of the swap agreements at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate time deposits and long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at March 31, 2008 or at March 31, 2007. Under the terms of the additional $1.5 billion of swap agreements outstanding at the 2007 year-end, the Company paid a fixed rate of interest and received a variable rate. Those agreements had been designated as cash flow hedges of certain variable rate long-term borrowings. During the first quarter of 2008, those swap agreements were terminated by the Company resulting in the realization of a loss of $37 million. That loss is being amortized over the original hedge period as an adjustment to interest expense associated with the previously hedged long-term borrowings.
     In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended March 31, 2008 and 2007 and the quarter ended December 31, 2007 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $41 million and $17 million at March 31, 2008 and December 31, 2007, respectively, and a loss of approximately $12 million at March 31, 2007. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The estimated fair values of interest rate swap agreements designated as cash flow hedges were losses of approximately $17 million at December 31, 2007. No interest rate swap agreements were designated as cash flow hedges at either March 31, 2008 or 2007. The changes in the fair values of the interest rate swap agreements and the hedged items result from the effects of changing interest rates.
     The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 6.16% and 4.96%, respectively, at March 31, 2008. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average rates paid or received on those swap agreements are presented in the accompanying table.

INTEREST RATE SWAP AGREEMENTS
Dollars in thousands

	Three months ended March 31
	2008		2007
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(1,440)	(.01)	1,355	.01

Net interest income/margin	$1,440	.01%	$(1,355)	(.01)%

Average notional amount	$1,716,307		$996,297

Rate received **		5.72%		5.71%
Rate paid **		5.38%		6.26%

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
     As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demand for loans and deposit withdrawals, funding operating costs, and other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. M&T’s banking subsidiaries have access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank of New York, and other available borrowing facilities. The Company has, from time to time, issued subordinated capital notes to provide liquidity and enhance regulatory capital ratios. Such notes qualify for inclusion in the Company’s total capital as defined by federal regulators. In December 2007, M&T Bank issued $400 million of subordinated notes. The notes bear a fixed rate of interest of 6.625% and mature in December 2017. As an additional source of funding, the Company maintains a $500 million revolving asset-backed structured borrowing which is collateralized by automobile loans and related assets that have been transferred to a special purpose subsidiary of M&T Bank. That subsidiary, the loans and the borrowing are included in the Company’s consolidated financial statements. As existing loans of the subsidiary pay down, monthly proceeds, after payment of certain fees and debt service costs, are used to obtain additional automobile loans from M&T Bank or other subsidiaries to replenish the collateral and maintain the existing borrowing base.
     The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $4.1 billion at March 31, 2008, $4.2 billion at December 31, 2007 and $3.3 billion at March 31, 2007. In general, those borrowings were unsecured and matured on the following business day. As already noted, offshore branch deposits and brokered certificates of deposit have been used by the Company as an alternative to short-term borrowings. Offshore branch deposits also generally mature on the next business day and totaled $5.7 billion, $4.8 billion and $5.9 billion at March 31, 2008, March 31, 2007 and December 31, 2007, respectively. At March 31, 2008, the weighted-average remaining term to maturity of brokered time deposits was 9 months. Certain of these brokered time deposits have provisions that allow for early redemption.
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
     Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by direct-pay letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $9 million at March 31, 2008, $26 million at March 31, 2007 and $63 million at December 31, 2007. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.7 billion at March 31, 2008, March 31, 2007 and December 31, 2007. M&T Bank also serves as remarketing agent for most of those bonds.
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
     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of the test, at March 31, 2008 approximately $407 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities, including $350 million of Enhanced Trust Preferred Securities issued by M&T in January 2008, and the issuance by M&T of $300 million of senior notes payable during the second quarter of 2007. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 4 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at March 31, 2008 or at December 31, 2007.
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
     The accompanying table as of March 31, 2008 and December 31, 2007 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase(decrease)
	in projected net interest income
Changes in interest rates	March 31, 2008	December 31, 2007
+200 basis points	$(1,512)	4,707
+100 basis points	(4,204)	(996)
-100 basis points	(3,682)	(16,432)
-200 basis points	(17,332)	(24,284)
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
     Changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. That impact is most notable on the values assigned to the Company’s investment securities. Information about the fair valuation of such securities is presented herein under the heading “Capital” and in note 10 of Notes to Financial Statements.
     The Company engages in trading activities to meet the financial needs of customers, to fund the Company’s obligations under certain deferred compensation plans and, to a limited extent, to profit from perceived market opportunities. Financial instruments utilized in trading activities consist predominantly of interest rate contracts, such as swap agreements, and forward and futures contracts related to foreign currencies, but have also included forward and futures contracts related to mortgage-backed securities and investments in U.S. Treasury and other government securities, mortgage-backed securities and mutual funds, and as previously described, a limited number of VRDB’s. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The amounts of gross and net trading positions, as well as the type of trading activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by management and approved by M&T’s Board of Directors. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading activities.
     The notional amounts of interest rate contracts entered into for trading purposes aggregated $12.8 billion at March 31, 2008, compared with $8.1 billion at March 31, 2007 and $11.7 billion at December 31, 2007. The increase in the notional amounts of such contracts from March 31, 2007 to the two most recent quarter-ends was due largely to increased commercial lending volumes and the desire of commercial customers to use swap agreements to modify the characteristics of their borrowings. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes totaled $902 million at March 31, 2008, compared with $678 million and $801 million at March 31, 2007 and December 31, 2007, respectively. Although the notional amounts of these interest rate and foreign currency trading transactions are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $372 million and $290 million, respectively, at March 31, 2008, $154 million and $61 million, respectively, at March 31, 2007, and $281 million and $143 million, respectively, at December 31, 2007. The higher asset and liability balances at the recent quarter-end as compared with a year earlier and at the 2007 year-end were the result of higher interest rate swap agreements in the trading portfolio, for which the related fair values largely offset each other, as the Company generally enters into offsetting positions. Included in trading account assets were assets related to deferred compensation plans totaling $43 million and $45 million at March 31, 2008 and 2007, respectively, and $47 million at December 31, 2007. Changes in the fair values of such assets are recorded as trading account and foreign exchange gains in the consolidated statement of income. Included in other liabilities in the consolidated balance sheet at March 31, 2008 and March 31, 2007 were $47 million and $49 million, respectively, of liabilities related to deferred compensation plans, compared with $50 million at December 31, 2007. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.
     Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions associated with the Company’s trading activities.
Provision for Credit Losses
The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the first quarter of 2008 was $60 million, compared with $27 million in the year-earlier quarter and $101 million in the fourth quarter of 2007. The higher level of the provision in the recent quarter as compared with the first quarter of 2007 reflects changes in the loan portfolio, the impact of declining residential real estate valuations and higher delinquencies and charge-offs related to the Alt-A residential real estate loan portfolio, and declining real estate values related to residential real estate builder and developer collateral. The lower level of the provision as compared with the fourth quarter of 2007 was due, in part, to provisions established during the final 2007 quarter related to Alt-A residential real estate loans and two residential builders and developers resulting from declining real estate valuations. Net loan charge-offs were $46 million and $17 million in the first quarter of 2008 and 2007, respectively, compared with $53 million during the last quarter of 2007. Net charge-offs as an annualized percentage of average loans and leases were .38% in the first quarter of 2008, compared with .16% and .46% in the first and fourth quarters of 2007, respectively. A summary of net charge-offs by loan type follows:
NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In thousands

	First Quarter	First Quarter	Fourth Quarter
	2008	2007	2007
Commercial, financial, etc.	$4,377	4,533	8,997
Real estate:
Commercial	4,380	671	4,528
Residential	15,097	1,369	10,488
Consumer	21,961	10,618	29,292

	$45,815	17,191	53,305

     Nonperforming loans, consisting of nonaccrual and restructured loans, totaled $495 million or 1.00% of total loans and leases outstanding at March 31, 2008, compared with $273 million or .63% a year earlier and $447 million or .93% at December 31, 2007. Major factors contributing to the rise in nonperforming loans from the first quarter of 2007 were a $146 million increase in residential real estate loans and a $91 million rise in loans to residential builders and developers. The increase in nonperforming residential real estate loans was the result of the residential real estate market turmoil and its impact on the portfolio of Alt-A loans and also reflected a change in accounting procedure in December 2007 whereby residential real estate loans previously classified as nonaccrual when payments were 180 days past due now stop accruing interest when principal or interest is delinquent 90 days. The impact of the acceleration of the classification of such loans as nonaccrual resulted in an increase in nonperforming loans of $79 million and $84 million at March 31, 2008 and December 31, 2007, respectively. The higher level of nonaccrual loans to builders and developers was largely due to deteriorating residential real estate values.
     Accruing loans past due 90 days or more were $81 million or .17% of total loans and leases at March 31, 2008, compared with $118 million or .27% at March 31, 2007 and $77 million or .16% at December 31, 2007. Those loans included $77 million, $71 million and $73 million at March 31, 2008, March 31, 2007 and December 31, 2007, respectively, of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $72 million and $61 million as of March 31, 2008 and 2007, respectively, and $67 million at December 31, 2007. Loans past due 90 days or more and accruing interest that were guaranteed by government-related entities also included foreign commercial and industrial loans supported by the Export-Import Bank of the United States that totaled $4 million at March 31, 2008, $10 million at March 31, 2007 and $5 million at December 31, 2007.
     Commercial loans and leases classified as nonperforming aggregated $85 million at March 31, 2008, $113 million at March 31, 2007 and $79 million at December 31, 2007. The decline in such loans from March 31, 2007 to the last two quarter-ends was due, in part, to a reduction of nonperforming loans to automobile dealers predominantly due to payments received.
     Nonperforming commercial real estate loans totaled $141 million at March 31, 2008, $64 million at March 31, 2007 and $118 million at December 31, 2007. The rise in such loans at March 31, 2008 as compared with the end of the first quarter of 2007 was the result of the addition of $91 million of loans to residential homebuilders and developers, reflecting the impact of the downturn in the residential real estate market, including declining real estate values. The collateral securing those loans is largely located in the Mid-Atlantic region. The increase from the 2007 year-end was due, in part, to the net addition of $11 million of loans to residential homebuilders and developers.
     Residential real estate loans classified as nonperforming were $198 million at March 31, 2008, compared with $50 million at March 31, 2007 and $181 million at December 31, 2007. As already noted, the significant increase in such loans from March 31, 2007 includes the effect of the change in accounting procedure for nonaccrual residential real estate loans. Declining real estate values and higher levels of delinquencies have also contributed to the rise in residential real estate loans classified as nonaccrual, largely in the Company’s Alt-A portfolio, and to the level of charge-offs. Included in residential real estate loans net charge-offs and nonperforming loans were net charge-offs of Alt-A loans in the first quarter of 2008 of $12 million, compared with $1 million and $7 million during the quarters ended March 31, 2007 and December 31, 2007, respectively, while nonperforming Alt-A loans totaled $107 million, $14 million and $90 million at March 31, 2008, March 31, 2007 and December 31, 2007, respectively. Residential real estate loans past due 90 days or more and accruing interest totaled $72 million at March 31, 2008, compared with $96 million a year earlier and $66 million at

December 31, 2007. A substantial portion of such amounts relate to guaranteed loans repurchased from government-related entities.
     Nonperforming consumer loans and leases aggregated $71 million at March 31, 2008, compared with $46 million at March 31, 2007 and $69 million at December 31, 2007. Included in nonperforming consumer loans and leases at March 31, 2008, March 31, 2007 and December 31, 2007 were indirect automobile loans of $18 million, $8 million and $16 million, respectively; recreational vehicle loans of $12 million, $6 million and $11 million, respectively; and outstanding balances of home equity lines of credit of $13 million, $9 million and $12 million, respectively. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .63% at March 31, 2008, compared with .47% and .61% at March 31, 2007 and December 31, 2007, respectively. The Company experienced a rise in delinquencies in the consumer loan portfolio over the last several quarters, largely related to indirect automobile and recreational vehicle loans.
     Assets acquired in settlement of defaulted loans were $53 million at March 31, 2008, compared with $15 million at March 31, 2007 and $40 million at December 31, 2007. The increases from 2007 resulted from higher residential real estate loan defaults.
     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE LOAN DATA
Dollars in thousands

	2008		2007 Quarters
	First Quarter	Fourth	Third	Second	First
Nonaccrual loans	$477,436	431,282	356,438	282,133	259,015
Renegotiated loans	17,084	15,884	14,953	13,706	14,210

Total nonperforming loans	494,520	447,166	371,391	295,839	273,225
Real estate and other assets owned	52,805	40,175	22,080	17,837	15,095

Total nonperforming assets	$547,325	487,341	393,471	313,676	288,320

Accruing loans past due 90 days or more*	$81,316	77,319	140,313	134,906	118,094

Government guaranteed loans included in totals above
Nonperforming loans	$22,320	19,125	15,999	16,717	18,007
Accruing loans past due 90 days or more	76,511	72,705	69,956	69,563	70,626

Nonperforming loans to total loans and leases, net of unearned discount	1.00%	.93%	.83%	.68%	.63%
Nonperforming assets to total net loans and leases and real estate and other assets owned	1.11%	1.01%	.88%	.72%	.66%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.17%	.16%	.31%	.31%	.27%

*	Predominately residential mortgage loans.

     Management regularly assesses the adequacy of the allowance for credit losses by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and assessing the adequacy of the Company’s allowance for such losses as of each reporting date. Factors also considered by management when performing its assessment, in addition to general economic conditions and the other factors described above, included, but were not limited to: (i) the impact of declining residential real estate values in the Company’s portfolio of loans to residential real estate builders and developers; (ii) the repayment performance associated with the Company’s portfolio of Alt-A residential mortgage loans; (iii) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (iv) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; and (v) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types. The level of the allowance is adjusted based on the results of management’s analysis.
     Management cautiously and conservatively evaluated the allowance for credit losses as of March 31, 2008 in light of (i) the declining residential real estate values and emergence of higher levels of delinquencies of residential real estate loans; (ii) the sluggish pace of economic growth in many of the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company in late 2007 and early 2008. Although the national economy experienced moderate growth in 2007 with inflation being reasonably well contained, concerns exist in 2008 about a deepening economic downturn in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; sluggish job creation and rising unemployment, which could cause consumer spending to slow; the underlying impact on businesses’ operations and abilities to repay loans should consumer spending slow; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued slowing of domestic automobile sales.
     Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers generally, such as those described above, but also residential and commercial real estate valuations, in particular, given the size of the real estate loan portfolios. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, and general economic conditions affecting consumers.

     Management believes that the allowance for credit losses at March 31, 2008 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $774 million, or 1.57% of total loans and leases at March 31, 2008, compared with $660 million or 1.52% at the end of the initial quarter of 2007 and $759 million or 1.58% at December 31, 2007. The increase in the level of the allowance as a percentage of outstanding loans and leases from March 31, 2007 to the two most recent quarter-ends reflects management’s evaluation of the loan and lease portfolio as described herein, including the impact of lower residential real estate values and higher levels of delinquencies and charge-offs in the Company’s portfolio of Alt-A loans and lower residential real estate valuations related to loans to residential builders and developers. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonperforming loans was 156% at March 31, 2008, compared with 241% a year earlier and 170% at December 31, 2007. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.
Other Income
Other income totaled $313 million in the first quarter of 2008, up 32% from $236 million in the corresponding 2007 quarter and 95% higher than $160 million in the fourth quarter of 2007. The increase in the level of such income in the recent quarter as compared with the first quarter of 2007 was largely due to the $33 million gain realized in 2008’s initial quarter from the mandatory sale of a portion of M&T Bank’s common stock holdings of Visa, and higher mortgage banking revenues and service charges on deposit accounts. The significant rise from the fourth quarter of 2007 was the result of that quarter’s $127 million other-than-temporary impairment charge related to collateralized debt obligations held in the Company’s available-for-sale investment securities portfolio and the recent quarter’s Visa gain. Also contributing to the improvement were higher mortgage banking revenues. The impact of these items was partially offset by a decline in the contribution from M&T’s pro-rata portion of the operating results of BLG.
     Mortgage banking revenues totaled $40 million in the recently completed quarter, compared with $14 million in the year-earlier quarter and $31 million in the fourth quarter of 2007. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities is largely comprised of the origination, sales and servicing of loans in conjunction with the FNMA Delegated Underwriting and Servicing (“DUS”) program.
     Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $32 million in the first quarter of 2008, compared with $7 million in 2007’s initial quarter and $24 million in the final quarter of 2007. Contributing to the increased revenues in the recent quarter was the adoption of SEC Staff Accounting Bulletin (“SAB”) No. 109 for written loan commitments issued or modified after January 1, 2008. In November 2007, the SEC issued SAB No. 109, which reversed previous conclusions expressed by the SEC staff regarding written loan commitments that are accounted for at fair value through earnings. Specifically, the SEC staff now believes that the expected net future cash flows related to the associated servicing of the loan should be included in the fair value measurement of the derivative loan commitment. In accordance with SAB No. 105, “Application of Accounting Principles to Loan Commitments,” the Company had not included such amounts in the value of loan commitments accounted for as derivatives at December 31, 2007. As a result of the Company’s adoption of required changes in accounting pronouncements on January 1, 2008, there was an acceleration of the recognition of residential mortgage banking revenues of approximately $5 million during the first quarter of 2008. If not for the changes in GAAP, those revenues would have been recognized later in 2008 when the underlying loans were sold.
     As already noted, residential mortgage banking revenues in the first quarter of 2007 were reduced by $18 million as a result of unfavorable market conditions related to the Company’s Alt-A residential mortgage lending business. Those unfavorable market conditions and a lack of market liquidity impacted the Company’s willingness to sell Alt-A mortgage loans during the first quarter of 2007. As a result, the Company reclassified $883 million of Alt-A loans previously held for sale (including $808 million of first mortgage loans and $75 million of second mortgage loans) to its held-for-investment portfolio. In accordance with GAAP, loans held for sale must be recorded at the lower of cost or market value. Accordingly, prior to reclassifying the $883 million of Alt-A mortgage loans to held for investment, the carrying value of such loans was reduced by $12 million to reflect estimated market value. The loans were reclassified to the held-for-investment portfolio because the Company’s management believed at the time that the economic value of those Alt-A mortgage loans was greater than the market value implied by the few bidders for such loans during the first quarter of 2007. In addition, the Company is contractually obligated to repurchase previously sold Alt-A loans that do not ultimately meet investor sale criteria, including instances when mortgagors fail to make timely payments during the first 90 days subsequent to the sale date. As a result, during the first quarter of 2007, the Company accrued $6 million to provide for declines in market value of previously sold Alt-A mortgage loans that the Company may be required to repurchase. The higher residential mortgage banking revenues in the recent quarter as compared with the immediately preceding quarter were predominantly the result of the adoption of SAB No. 109.
     Residential mortgage loans originated for sale to other investors were approximately $1.4 billion during each of the three-month periods ended March 31, 2008, March 31, 2007 and December 31, 2007. Included in originations for the first quarter of 2007 were $326 million of Alt-A mortgage loans that were transferred to the Company’s held-for-investment portfolio in March 2007. Residential mortgage loans sold to investors totaled $1.1 billion in the recently completed quarter, compared with $1.4 billion and $1.3 billion in the first and fourth quarter, respectively, of 2007. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $10 million in the first quarter of 2008, compared with a loss of $13 million in the first quarter of 2007 (including the $18 million of losses described above) and a gain of $2 million in the fourth quarter of 2007. Revenues from servicing residential mortgage loans for others were $20 million during the quarter ended March 31, 2008, compared with $18 million in the year-earlier quarter and $19 million in the fourth quarter of 2007. Included in servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans which totaled $7 million in the most recent quarter, compared with $5 million and $6 million in the first and fourth quarters of 2007, respectively.
     Residential mortgage loans serviced for others totaled $19.7 billion at March 31, 2008, compared with $17.2 billion a year earlier and $19.4 billion at December 31, 2007, including the small balance commercial mortgage loans noted above of approximately $5.1 billion at March 31, 2008, $3.6 billion at March 31, 2007 and $4.9 billion at December 31, 2007. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $163 million at March 31, 2008, compared with $152 million at March 31, 2007 and $170 million at December 31, 2007. Included in capitalized residential mortgage servicing assets were $63 million at March 31, 2008, $38 million at March 31, 2007 and $57 million at December 31, 2007 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Servicing rights for the small balance commercial mortgage loans were purchased from BLG or its affiliates. In addition, at March 31, 2008, capitalized servicing rights included $36 million for servicing rights for $4.5 billion of residential real estate loans that were purchased from affiliates of BLG. Additional information about the Company’s relationship with BLG and its affiliates is provided in note 9 of Notes to Financial Statements.
     Loans held for sale that are secured by residential real estate totaled $803 million and $973 million at March 31, 2008 and 2007, respectively, and $774 million at December 31, 2007. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $966 million and $835 million, respectively, at March 31, 2008, $946 million and $495 million, respectively, at March 31, 2007, and $772 million and $492 million, respectively, at December 31, 2007. Net unrealized losses on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $2 million at March 31, 2008, $7 million at December 31, 2007 and were less than $1 million at March 31, 2007. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in a net increase in revenues of $5 million in the first quarter of 2008, compared with net decreases in revenues of $3 million in the first quarter of 2007 and $2 million in the fourth quarter of 2007. The $3 million unrealized loss noted for the first quarter of 2007 does not include any portion of the $18 million of losses related to Alt-A mortgage loans described earlier.
     Commercial mortgage banking revenues were $8 million in the first quarter of 2008, compared with $7 million in each of the year-earlier quarter and the fourth quarter of 2007. Included in such amounts were revenues from loan origination and sales activities of $5 million in the first 2008 quarter, $3 million in the first quarter of 2007 and $4 million in the final 2007 quarter. The aforementioned adoption of required accounting changes prescribed by SAB No. 109 for written loan commitments accounted for as derivatives resulted in the accelerated recognition of approximately $2 million of commercial mortgage banking revenues during the first quarter of 2008. Commercial mortgage loan servicing revenues were $3 million in each of the quarters ended March 31, 2008 and December 31, 2007, and $4 million in the first quarter of 2007. Capitalized commercial mortgage servicing assets totaled $21 million at March 31, 2008, compared with $20 million at each of March 31 and December 31, 2007. Commercial mortgage loans held for sale at March 31, 2008 and 2007 were $154 million and $66 million, respectively, and were $79 million at December 31, 2007. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $333 million and $179 million, respectively, at March 31, 2008, $93 million and $27 million, respectively, at March 31, 2007 and $176 million and $97 million, respectively, at December 31, 2007. Net unrealized gains on commercial mortgage loans held for sale, commitments to sell commercial mortgage loans, and commitments to originate commercial mortgage loans for sale were $2 million at March 31, 2008. There were no net unrealized gains or losses on commercial mortgage loans held for sale and the related commitments at March 31 or December 31, 2007.
     Service charges on deposit accounts aggregated $103 million in the first quarter of 2008, compared with $95 million in the year-earlier quarter and $106 million in the final 2007 quarter. The increase from the year-earlier quarter reflects higher consumer overdraft and debit card interchange fees, as well as increased commercial service charges. Such increase also reflects the impact of the fourth quarter 2007 acquisition transactions. The modestly lower first quarter revenues as compared with 2007’s fourth quarter were largely due to traditional fourth quarter seasonality, offset, in part, by the impact of the acquisition transactions. Trust income aggregated $40 million in each of the last two quarters, and $37 million in the initial quarter of 2007. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $15 million in each of the first quarters of 2008 and 2007, compared with $13 million in the fourth quarter of 2007. Trading account and foreign exchange activity resulted in gains of $5 million during the quarter ended March 31, 2008, $6 million in the first quarter of 2007 and $10 million in 2007’s fourth quarter. The decline in such revenues from the final 2007 quarter was due, in part, to market value losses in the recent quarter on assets related to deferred compensation plans. The higher level of trading account gains in the final 2007 quarter was due to higher revenues from interest rate swap agreements that resulted from higher volumes of transactions executed on behalf of commercial customers.
     During the first quarter of 2008, the Company realized gains on investment securities of $33 million, compared with gains of $1 million in the year-earlier quarter and losses of $127 million in the fourth quarter of 2007. As previously described, recognized in the most recent quarter was the $33 million gain from the redemption of common shares of Visa, and in the fourth quarter of 2007, an other-than-temporary impairment charge of $127 million was recorded as a result of declines in market value of the Company’s collateralized debt obligations backed by residential mortgage-backed securities and held in the available-for-sale investment securities portfolio.
     M&T’s pro-rata share of the operating income or loss of BLG in the recent quarter was a loss of $1 million, compared with a loss of $2 million in the first quarter of 2007 and a gain of $15 million in the final 2007 quarter. The decline in M&T’s share of BLG’s operating results in the first quarter of 2008 as compared with the fourth quarter of 2007 was primarily due to lower gains from securitizations resulting from recent significant disruptions in the commercial mortgage-backed securities market. That decrease in income was muted by the effect of restructurings by BLG of certain forward contracts to sell securities as part of BLG’s contingent liquidity plan. M&T’s pro-rata share of the gains recognized by BLG for such restructurings was $9 million. Despite the credit and liquidity crises that began in 2007, BLG had been successfully securitizing and selling significant volumes of small-balance commercial real estate loans up until the first quarter of 2008. In response to the deteriorating market conditions, BLG has reduced its originations activities, scaled back its workforce and begun using its contingent liquidity sources. The Company anticipates operating losses at BLG in the second quarter of 2008 due to costs associated with severance and certain lease terminations, but believes BLG has sufficient liquidity and an appropriately-sized business plan to preserve the franchise through this time of reduced liquidity in the securitization market. BLG is also evaluating alternatives for its placement of small-balance commercial real estate loan originations should the securitization market not improve. Significant fluctuations are expected as part of the normal business cycle of any mortgage origination and securitization business. The Company believes that the fundamental business model of BLG has not been significantly altered as a result of the market turmoil in the first quarter of 2008 and that when sufficient liquidity returns to the marketplace, BLG will be capable of returning to a normalized business plan. However, should liquidity conditions in the securitization market not improve and BLG be unable to find alternative sources of funding for its loan production, the Company may be required to recognize an other-than-temporary impairment charge for some portion or all of the $308 million book value of its investment in BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 9 of Notes to Financial Statements.
     Other revenues from operations totaled $76 million in the first quarter of 2008, compared with $71 million in the corresponding 2007 quarter and $74 million in the fourth quarter of 2007. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $28 million in the recent quarter, $21 million in the first quarter of 2007 and $18 million in 2007’s final quarter.

Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $12 million during the first quarter of 2008, compared with $11 million in each of the first and fourth quarters of 2007, respectively. Revenues from merchant discount and credit card fees were $10 million in the quarter ended March 31, 2008, compared with $8 million and $9 million in the first and fourth quarters of 2007. Insurance-related sales commissions and other revenues totaled $9 million in each of the last two quarters and $8 million in the year-earlier quarter. Partially offsetting the increases in revenues within the components noted above were declines in several categories, none of which exceeded $3 million.
Other Expense
Other expense totaled $426 million in the first quarter of 2008, 7% higher than $399 million in the similar quarter of 2007, but 4% below $445 million in the final 2007 quarter. Included in the amounts noted above are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $18 million in each of the first quarters of 2008 and 2007, and $16 million in the fourth quarter of 2007, and merger-related expenses of $4 million and $15 million in the three-month periods ended March 31, 2008 and December 31, 2007, respectively. There were no similar merger-related expenses in the initial 2007 quarter. Exclusive of these nonoperating expenses, noninterest operating expenses totaled $404 million in the first three months of 2008, compared with $381 million and $415 million in the first and fourth quarters of 2007, respectively. Table 2 provides a reconciliation of other expense to noninterest operating expense.
     Salaries and employee benefits expense totaled $252 million in the recent quarter, compared with $237 million in the first quarter of 2007 and $226 million in 2007’s fourth quarter. The higher expense level for the three months ended March 31, 2008 as compared with the similar 2007 period was largely the result of higher salaries-related costs, reflecting the impact of the fourth quarter 2007 acquisition transactions, annual merit increases, and stock-based and other incentive compensation costs. Higher costs for employee benefits, including health insurance and pension and other retirement benefits, which increased approximately $4 million from the first quarter of 2007 to the first quarter of 2008, also contributed to the year-over-year rise. Contributing to the increase in salaries and employee benefits expense in the recent quarter as compared with the fourth quarter of 2007, in addition to the impact of the acquisition transactions, were higher stock-based and other incentive compensation, payroll-related taxes and the Company’s contributions for retirement savings plan benefits related to incentive compensation payments. The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Shared-Based Payment,” (“SFAS No. 123R”). As required, the Company has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during each of the first quarters of 2008 and 2007 included $8 million that would have been recognized over the normal four-year vesting period if not for the accelerated expense recognition provisions of SFAS No. 123R. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and benefits expense included stock-based compensation of $18 million, $19 million and $11 million in the quarters ended March 31, 2008, March 31, 2007 and December 31, 2007, respectively. The number of full-time equivalent employees was 12,854 at March 31, 2008, compared with 12,628 and 13,246 at March 31, 2007 and December 31, 2007, respectively.

     As noted previously, during the first quarter of 2008, the Company reversed approximately $15 million of the $23 million accrued during the fourth quarter of 2007 for the Visa Covered Litigation. Excluding the nonoperating expenses described earlier from each quarter and the impact of the Covered Litigation-related accrual activity from the first quarter of 2008 and the fourth quarter of 2007, nonpersonnel operating expenses were $167 million in each of the last two quarters, and $144 million in the first quarter of 2007. The rise in nonpersonnel operating expenses in 2008’s initial quarter as compared with the year-earlier quarter was due, in part, to higher costs for professional services, increased expenses related to the foreclosure process for residential real estate properties, costs related to the operations acquired in the 2007 acquisition transactions and a $5 million addition to the valuation allowance for the impairment of capitalized residential mortgage servicing rights, compared with a partial reversal of the valuation allowance of $1 million during the first quarter of 2007. In the fourth quarter of 2007, $2 million was added to that valuation allowance. Lower costs for professional services and advertising in the recent quarter as compared with the fourth quarter of 2007 offset the higher addition to the valuation allowance.
     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities) measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 52.8% in the first quarter of 2008, compared with 55.1% in the year-earlier period and 54.3% in the fourth quarter of 2007. Noninterest operating expenses used in calculating the efficiency ratio do not include the amortization of core deposit and other intangible assets, as noted earlier. If charges for amortization of core deposit and other intangible assets were included, the efficiency ratio for the three-month periods ended March 31, 2008, March 31, 2007 and December 31, 2007 would have been 55.3%, 57.8% and 56.4%, respectively.
Income Taxes
The provision for income taxes for the quarter ended March 31, 2008 was $104 million, compared with $85 million and $19 million in the first and fourth quarters of 2007, respectively. The effective tax rates were 33.9%, 32.5% and 22.9% for the quarters ended March 31, 2008, March 31, 2007 and December 31, 2007, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax and by the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions. The lower effective tax rate in the fourth quarter of 2007 resulted from a lower level of taxable income due largely to the events already noted that adversely impacted that quarter’s financial results.
     The Company’s effective tax rate in future periods will be affected by the results of operations allocated to the various tax jurisdictions within which the Company operates, any change in income tax regulations within those jurisdictions, or interpretations of income tax regulations that differ from the Company’s interpretations by any of various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries. During the first quarter of 2008, the Company settled various federal and state examinations. The settlement of these examinations resulted in a decrease of $5.9 million of unrecognized tax benefits that did not affect the effective tax rate, but rather reduced the carrying value of goodwill associated with a past acquisition.

Capital
Stockholders’ equity was $6.5 billion at March 31, 2008, representing 9.82% of total assets, compared with $6.3 billion or 10.81% at March 31, 2007 and $6.5 billion or 10.00% at December 31, 2007. On a per share basis, stockholders’ equity was $58.92 at March 31, 2008, compared with $57.32 a year earlier and $58.99 at December 31, 2007. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $28.14 at March 31, 2008, $28.77 at March 31, 2007 and $27.98 at December 31, 2007. A reconciliation of total stockholders’ equity and tangible equity as of each of those respective dates is presented in table 2.
     Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, gains or losses associated with interest rate swap agreements designated as cash flow hedges, and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on available-for-sale investment securities, net of applicable tax effect, were $194 million, or $1.76 per common share, at March 31, 2008, compared with similar losses of $8 million, or $.07 per share, at March 31, 2007 and $59 million, or $.54 per share at December 31, 2007. Such unrealized losses are generally due to changes in interest rates and/or a temporary lack of liquidity in the market, and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. Reflected in net unrealized losses at March 31, 2008 were pre-tax effect unrealized losses of $351 million on available-for-sale investment securities with an amortized cost of $4.0 billion and pre-tax effect unrealized gains of $74 million on securities with an amortized cost of $4.4 billion. The pre-tax effect unrealized losses reflect $267 million of losses on $2.9 billion of privately issued collateralized mortgage obligations ($93 million of such unrealized losses were on $632 million of securities using a Level 3 valuation, with the remainder classified as Level 2 valuations), $48 million of losses on $162 million of preferred stock issued by FNMA and the Federal Home Loan Mortgage Corporation (considered Level 2 valuations), and $22 million of losses on $206 million of trust preferred securities issued by financial institutions (considered Level 2 valuations).
     As of March 31, 2008, based on a review of each of the collateralized mortgage obligations noted above, the Company believed that it will receive all principal and interest payments on such securities. Accordingly, the Company concluded that the decline in value was temporary and that an other-than-temporary impairment charge was not appropriate at March 31, 2008. Substantially all of the $48 million of unrealized losses on the variable-rate preferred stock issuances of government-sponsored entities occurred in late-2007. The Company concluded that as of March 31, 2008, the impairment was the result of a lack of trading activity for such securities, reflecting the housing market downturn and its impact on those government-sponsored agencies that resulted in the issuance of new, higher yielding preferred stock in late-2007. As such, the Company believed that as of March 31, 2008 it was too soon to conclude that the unrealized losses on those securities represented an other-than-temporary impairment. The majority of the $22 million of unrealized losses on the trust preferred securities occurred in the last two quarters. Due to the short-term duration of the unrealized losses and the fact that the Company fully expects to receive all principal and interest payments on those securities, the Company concluded that the decline in the value was temporary and that an other-than-temporary impairment charge was not appropriate at March 31, 2008.
     As of March 31, 2008, the Company had the ability and intent to hold each of the impaired securities to recovery. The Company intends to closely monitor the performance of the privately issued mortgage-backed securities, the preferred stock of the government-sponsored agencies, and other securities to assess if changes in their underlying credit performance or other events cause the cost basis of those securities to become other than temporarily impaired. However, because the unrealized losses described have already been reflected in the financial statement values for investment securities and stockholders’ equity, any recognition of an other-than-temporary decline in value of these investment securities would have no effect on the Company’s consolidated financial condition. Additional information concerning fair value measurements and the Company’s approach to and classification of such measurements is included in note 10 of Notes to Financial Statements.
     Also reflected in accumulated other comprehensive income were net losses of $19 million, or $.17 per share, representing the remaining unamortized losses related to the termination of interest rate swap agreements designated as cash flow hedges. Included in this amount were unamortized losses of $20 million related to swap agreements terminated by the Company during the first quarter of 2008 that had originally been entered into as a cash flow hedge of variable rate long-term borrowings. Net unrealized fair value losses associated with interest rate swap agreements designated as cash flow hedges were $10 million, or $.09 per share, at December 31, 2007. There were no outstanding interest rate swap agreements designated as cash flow hedges at March 31, 2007 or March 31, 2008. Adjustments to reflect the funded status of defined benefit pension and other postretirement plans as required under SFAS No. 158, net of applicable tax effect, reduced accumulated other comprehensive income by $47 million, or $.42 per share, at March 31, 2008, $28 million, or $.26 per share, at March 31, 2007, and $46 million, or $.42 per share, at December 31, 2007.
     In February 2007, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. There were no repurchases during the first quarter of 2008. Through March 31, 2008, M&T had repurchased a total of 2,818,500 shares of common stock pursuant to that authorization at an average cost of $108.30 per share.
     Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. As of March 31, 2008, core capital included $1.1 billion of trust preferred securities described in note 4 of Notes to Financial Statements and total capital further included $1.7 billion of subordinated capital notes. As previously noted, in December 2007, M&T Bank issued $400 million of 6.625% fixed rate subordinated notes due 2017 and in January 2008 M&T issued $350 million of Enhanced Trust Preferred Securities that pay a fixed rate of interest of 8.50%. For further discussion of the Enhanced Trust Preferred Securities, see note 4 of Notes to Financial Statements.
     The Company generates significant amounts of regulatory capital from its ongoing operations. The rate of regulatory core capital generation, or net operating income as previously defined, less dividends paid, expressed as an annualized percentage of regulatory “core capital” at the beginning of each period, was 14.32% during the first quarter of 2008 and 12.80% during the first quarter of 2007.

     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A. as of March 31, 2008 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS
March 31, 2008

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Core capital	7.61%	6.57%	45.88%
Total capital	11.90%	10.86%	46.79%
Leverage	7.04%	6.10%	21.59%
Segment Information
In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 5 of Notes to Financial Statements.
     The Business Banking segment’s net income totaled $33 million in the first quarter of 2008, compared with $32 million in each of the first and fourth quarters of 2007. The slight improvement from the first quarter of 2007 resulted from a $4 million increase in net interest income, of which approximately half was attributable to the acquisition transactions completed in 2007, partially offset by a $2 million increase in the provision for credit losses, primarily due to higher net charge-offs of loans. A $2 million reduction in the provision for credit losses, resulting from lower net charge-offs of loans, was the main factor for the improved performance in the recent quarter as compared with the fourth quarter of 2007.
     Net income earned by the Commercial Banking segment totaled $67 million during the first three months of 2008, up 23% from $54 million in the initial quarter of 2007 and 19% higher than $56 million in 2007’s final quarter. The increase from the first quarter of 2007 was predominantly due to higher net interest income of $16 million, resulting largely from a $1.8 billion increase in average loan balances outstanding and an 11 basis point widening of the net interest margin associated with such loans. Also contributing to the increase were higher fees of $7 million received for providing loan syndication services and a $2 million increase in service charges on deposit accounts. Partially offsetting these positive factors was a $2 million rise in personnel costs. The improvement in the recent quarter’s net income as compared with the fourth quarter of 2007 resulted from higher net interest income of $13 million, due to a 27 basis point widening of the net interest margin on loans and an increase in average loans outstanding of $968 million, and a $7 million increase in fees received for providing loan syndication and corporate advisory services.
     The Commercial Real Estate segment contributed net income in the first quarter of 2008 of $43 million, up 25% from $34 million in the year-earlier quarter and 18% above $36 million in the fourth quarter of 2007. The improved results as compared with the first quarter of 2007 were mainly due to higher net interest income of $12 million, driven by a $1.8 billion rise in average loan balances outstanding and a $141 million increase in average deposit balances. The increase from 2007’s fourth quarter was the result of a $6 million rise in net interest income, largely due to a $868 million increase in average loan balances outstanding, and a $4 million decrease in the provision for credit losses, primarily the result of lower net charge-offs of loans.

     The Discretionary Portfolio segment earned $16 million in the first quarter of 2008, compared with net income of $19 million recorded in the first quarter of 2007 and a $68 million net loss incurred in the fourth quarter of 2007. The unfavorable performance compared with last year’s first quarter was primarily due to a $16 million increase in the provision for credit losses, the result of higher net charge-offs of Alt-A mortgage loans, and a $4 million increase in noninterest expenses, largely from foreclosure-related costs, offset, in part, by a $15 million increase in net interest income. Factors contributing to the increase in net interest income included higher average balances of investment securities and loans of $1.7 billion and $1.1 billion, respectively, and a 21 basis point widening of the net interest margin on investment securities. The increase in investment securities was predominantly the result of the Partners Trust acquisition, while the increase in loans reflects the higher average balance impact of loans transferred to held for investment in March 2007. The main factor contributing to the loss in the fourth quarter of 2007 was the previously discussed other-than-temporary impairment charge on collateralized debt obligations backed by sub-prime residential mortgage securities of $127 million. Higher net interest income of $13 million in 2008’s initial quarter also contributed to the improved performance as compared with the immediately preceding quarter and predominantly resulted from a widening of the segment’s net interest margin.
     The Residential Mortgage Banking segment contributed net income of $5 million in the initial quarter of 2008, up from the net losses incurred in the first and fourth quarters of 2007 of $3 million and $1 million, respectively. The improvement as compared with the first quarter of 2007 was primarily due to a $27 million increase in mortgage banking revenues. That increase largely resulted from the previously described $18 million of charges recorded in the first quarter of 2007 related to Alt-A mortgage loans, $5 million resulting from required changes from accounting pronouncements that were effective January 1, 2008 which accelerated the recognition of certain mortgage banking revenues, and a $3 million increase in residential mortgage servicing revenues. Partially offsetting those higher residential mortgage banking revenues was a $6 million decrease in net interest income that resulted from a $973 million decline in average loan balances outstanding, reflecting the full-year’s impact from the Alt-A mortgage loans transferred to the Discretionary Portfolio segment during the first quarter of 2007, and the recent quarter addition to the capitalized mortgage servicing rights valuation allowance of $5 million, compared with a partial reversal of such allowance of $1 million in last year’s first quarter. The favorable performance as compared with the fourth quarter of 2007 was largely due to higher revenues from the origination and sales of residential mortgage loans of $9 million, including the $5 million impact in the recent quarter from the adoption of accounting pronouncements that accelerated the recognition of certain mortgage banking revenues. Also contributing to the improvement from the previous quarter was a $4 million increase in net interest income, the result of a 59 basis point widening of the loan interest margin, offset, in part, by a higher addition to the capitalized mortgage servicing rights valuation allowance of $3 million.
     Net income for the Retail Banking segment totaled $75 million in the first quarter of 2008, compared with $76 million recorded in the year-earlier quarter and $74 million in the final 2007 quarter. When comparing the results of 2008’s first quarter with the year-earlier quarter, a rise in net interest income of $17 million was offset by higher personnel costs of $11 million (including the impact of the 2007 acquisition transactions) and a $6 million increase in the provision for credit losses, mainly due to higher net charge-offs of loans. Contributing to the increase in net interest income were higher average loan and deposit balances of $1.4 billion and $618 million, respectively, that include the impact of the 2007 acquisition transactions. The favorable performance as compared with the fourth quarter of 2007 was due to a $3 million increase in net interest income, and a $3 million decrease in the provision for credit losses, largely offset by lower service charges on deposit accounts of $5 million. The higher net interest income resulted mainly from a $586 million increase in average loan balances outstanding that also resulted largely from the acquisition transactions, and a 10 basis point widening of the net interest margin associated with such balances.
     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, such as the M&T Investment Group, which includes the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s equity in the earnings of BLG, merger-related expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. The various components of the “All Other” category resulted in net losses of $37 million in each of the first quarters of 2008 and 2007, and $65 million in the fourth quarter of 2007. As compared with the initial quarter of 2007, the previously discussed $33 million gain realized from the mandatory partial redemption of Visa stock owned by M&T Bank and $15 million related to the reversal of Visa litigation-related accruals made in the fourth quarter of 2007 were offset by the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses, $4 million of merger-related expenses recorded in the initial quarter of 2008 compared with no such expenses in 2007’s first quarter, and a $3 million reduction of net income in the current quarter resulting from M&T’s investment in BLG (inclusive of interest expense to fund that investment). The lower net loss incurred in 2008’s first quarter as compared with the fourth quarter of 2007 resulted from several favorable factors, including the $33 million gain from the sale of a portion of Visa stock owned by M&T Bank; the impact from the $23 million accrual recorded in the final quarter of 2007 related to Visa litigation and the subsequent $15 million partial reversal of such accrual in the recent quarter; a $7 million reduction of professional service costs related to the business and support units included in the “All Other” category; and lower merger-related expenses of $11 million. Partially offsetting those favorable factors were higher personnel-related costs of $22 million, including stock-based compensation expense, payroll-related taxes and other employee benefits, and the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The recent quarter’s performance also reflects a $3 million reduction of net income from M&T’s investment in BLG, inclusive of interest expense to fund that investment, while the fourth quarter of 2007’s results include a $6 million addition to net income from that investment.
Recent Accounting Developments
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for fair value measurements of certain of its financial instruments. The provisions of SFAS No. 157 that pertain to measurement of non-financial assets and liabilities have been deferred by the FASB until 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements required or permitted under other accounting pronouncements, but does not require any new fair value measurements. The definition of fair value is clarified by SFAS No. 157 to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial position or results of operations. At March 31, 2008, approximately $1.2 billion or 12% of the Company’s $9.8 billion of assets and liabilities measured using fair value measurements on a recurring basis were classified as Level 3 valuations. The Level 3 classified assets and liabilities are primarily comprised of approximately $1.2 billion of available-for-sale investment securities. Such securities are mainly comprised of privately issued collateralized mortgage obligations that have been classified as a Level 3 valuation because of limited trading activities or less observable valuation inputs. Fair valuation losses on Level 3 available for sale investment securities of $62 million were recognized during the first quarter of 2008 as a reduction of other comprehensive income, with no gains or losses recognized through earnings. As previously disclosed, as of March 31, 2008 the Company believed that all principal and interest payments on its portfolio of collateralized mortgage obligations will be received and therefore, the Company believed that the aforementioned unrealized losses will not ultimately be realized. Approximately $29 million of available for sale investment securities were transferred out of a Level 3 classification and into a Level 2 classification during the first quarter of 2008 due to increased transparency in the inputs used to determine fair value. Additionally, at March 31, 2008 commitments to originate mortgage loans for sale with a net fair value of $8 million have been classified as a Level 3 valuation. Approximately $13 million of fair value changes on commitments to originate mortgage loans for sale were recognized in mortgage banking revenues during the first quarter of 2008. Upon loan origination, the fair value of the derivative loan commitments becomes part of the basis of the closed loan held for sale. Approximately $7 million of fair value was transferred from Level 3 to Level 2 classification to reflect the closing of commitments into originated loans held for sale during the first quarter of 2008. Additional information concerning fair value measurements and the Company’s approach to and classification of such measurements is included in note 10 of Notes to Financial Statements.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 141, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141R retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. With limited exceptions, the statement requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair value as of that date. That replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. As a result, certain acquisition-related costs previously included in the cost of an acquisition will be required to be expensed as incurred. In addition, certain restructuring costs previously recognized as if they were an assumed liability from an acquisition, will be required to be expensed. SFAS No. 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141R also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. An acquirer is required to recognize assets or liabilities arising from all other contingencies (noncontractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The statement requires the acquirer to recognize goodwill as of the acquisition date measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of the identifiable net assets acquired. SFAS No. 141R also eliminates the recognition of a separate valuation allowance, such as an allowance for credit losses, as of the acquisition date for assets acquired in a business combination that are measured at their acquisition-date fair values because the effects of uncertainty about future cash flows should be included in the fair value measurement of those assets. SFAS No. 141R should be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is still evaluating the provisions of SFAS No. 141R, but believes that its adoption will significantly impact its accounting for any acquisitions it may consummate in 2009 and beyond.
     Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” A noncontrolling interest, sometimes called a minority interest, is a portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 requires that the ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest is required to be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 also requires entities to provide disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 should be applied prospectively as of the beginning of a fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not anticipate that the adoption of SFAS No. 160 will have a significant impact on the reporting of its financial position or results of its operations.
     In February 2008, the FASB issued FASB Staff Position FAS 140-3, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“FSP FAS 140-3”). FSP FAS 140-3 was issued to provide guidance on accounting for a transfer of a financial asset and repurchase financing. FSP FAS 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (“linked transaction”) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” However, if certain criteria are met, the initial transfer and repurchase financing should not be evaluated as a linked transaction and should be evaluated separately under SFAS No. 140. FSP FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Earlier application is not permitted. FSP FAS 140-3 should be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after the beginning of the fiscal year for which FSP FAS 140-3 is effective. The Company is still evaluating the provisions of FSP FAS 140-3, but does not believe its adoption will have a material impact on its financial position or results of operations.
     The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” in March 2008. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company is currently evaluating SFAS No. 161 and intends to comply with its disclosure requirements as required.
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
     Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, credit losses and market values of loans, other assets and collateral securing loans; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; legislation affecting the financial services industry as a whole, and M&T and its subsidiaries individually or collectively, including tax legislation; regulatory supervision and oversight, including monetary policy and required capital levels; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries’ future businesses; and material differences in the actual financial results of merger, acquisition and investment activities compared with M&T’s initial expectations, including the full realization of anticipated cost savings and revenue enhancements.
     These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, either nationally or in the areas in which M&T and its subsidiaries do business, including interest rate and currency exchange rate fluctuations, changes and trends in the securities markets, and other Future Factors.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 1
QUARTERLY TRENDS

	2008	2007 Quarters
	First Quarter	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$889,945	918,200	898,126	883,148	866,172
Interest expense	405,312	442,364	425,326	416,264	410,622

Net interest income	484,633	475,836	472,800	466,884	455,550
Less: provision for credit losses	60,000	101,000	34,000	30,000	27,000
Other income	312,663	160,490	252,899	283,117	236,483
Less: other expense	425,704	445,473	390,528	392,651	399,037

Income before income taxes	311,592	89,853	301,171	327,350	265,996
Applicable income taxes	103,613	19,297	96,872	108,209	84,900
Taxable-equivalent adjustment	5,783	5,626	5,112	4,972	5,123

Net income	$202,196	64,930	199,187	214,169	175,973

Per common share data
Basic earnings	$1.84	.60	1.86	1.98	1.60
Diluted earnings	1.82	.60	1.83	1.95	1.57
Cash dividends	$.70	.70	.70	.60	.60
Average common shares outstanding
Basic	110,017	107,859	107,056	107,939	109,694
Diluted	110,967	109,034	108,957	109,919	112,187

Performance ratios, annualized
Return on
Average assets	1.25%	.42%	1.37%	1.49%	1.25%
Average common stockholders’ equity	12.49%	4.05%	12.78%	13.92%	11.38%
Net interest margin on average earning assets (taxable-equivalent basis)	3.38%	3.45%	3.65%	3.67%	3.64%
Nonperforming loans to total loans and leases, net of unearned discount	1.00%	.93%	.83%	.68%	.63%
Efficiency ratio (a)	55.27%	56.39%	53.80%	52.37%	57.75%

Net operating (tangible) results (b)
Net operating income (in thousands)	$215,597	83,719	208,749	224,190	187,162
Diluted net operating income per common share	1.94	.77	1.92	2.04	1.67
Annualized return on
Average tangible assets	1.41%	.57%	1.51%	1.65%	1.40%
Average tangible common stockholders’ equity	27.86%	10.49%	26.80%	29.35%	24.11%
Efficiency ratio (a)	52.85%	54.30%	51.64%	50.18%	55.09%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$65,015	61,549	57,862	57,523	57,207
Total tangible assets (c)	61,614	58,355	54,766	54,415	54,085
Earning assets	57,713	54,765	51,325	50,982	50,693
Investment securities	8,924	7,905	7,260	6,886	7,214
Loans and leases, net of unearned discount	48,575	46,055	43,750	43,572	43,114
Deposits	39,999	38,565	36,936	37,048	37,966
Stockholders’ equity (c)	6,513	6,360	6,186	6,172	6,270
Tangible stockholders’ equity (c)	3,112	3,166	3,090	3,064	3,148

At end of quarter
Total assets (c)	$66,086	64,876	60,008	57,869	57,842
Total tangible assets (c)	62,696	61,467	56,919	54,767	54,727
Earning assets	58,030	57,163	53,267	51,131	51,046
Investment securities	8,676	8,962	8,003	6,982	7,028
Loans and leases, net of unearned discount	49,279	48,022	44,778	43,744	43,507
Deposits	41,533	41,266	38,473	39,419	38,938
Stockholders’ equity (c)	6,488	6,485	6,238	6,175	6,253
Tangible stockholders’ equity (c)	3,098	3,076	3,149	3,073	3,138
Equity per common share	58.92	58.99	58.40	57.59	57.32
Tangible equity per common share	28.14	27.98	29.48	28.66	28.77

Market price per common share
High	$94.03	108.32	115.81	114.33	125.13
Low	70.49	77.39	97.26	104.00	112.05
Closing	80.48	81.57	103.45	106.90	115.83

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in table 2.

(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in table 2.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2008	2007 Quarters
	First Quarter	Fourth	Third	Second	First

Income statement data
In thousands, except per share
Net income
Net income	$202,196	64,930	199,187	214,169	175,973
Amortization of core deposit and other intangible assets (a)	11,241	9,719	9,562	10,021	11,189
Merger-related expenses (a)	2,160	9,070	—	—	—

Net operating income	$215,597	83,719	208,749	224,190	187,162

Earnings per share
Diluted earnings per common share	$1.82	.60	1.83	1.95	1.57
Amortization of core deposit and other intangible assets (a)	.10	.09	.09	.09	.10
Merger-related expenses (a)	.02	.08	—	—	—

Diluted net operating earnings per share	$1.94	.77	1.92	2.04	1.67

Other expense
Other expense	$425,704	445,473	390,528	392,651	399,037
Amortization of core deposit and other intangible assets	(18,483)	(15,971)	(15,702)	(16,457)	(18,356)
Merger-related expenses	(3,547)	(14,887)	—	—	—

Noninterest operating expense	$403,674	414,615	374,826	376,194	380,681

Merger-related expenses
Salaries and employee benefits	$62	1,333	—	—	—
Equipment and net occupancy	49	238	—	—	—
Printing, postage and supplies	367	1,474	—	—	—
Other costs of operations	3,069	11,842	—	—	—

Total	$3,547	14,887	—	—	—

Balance sheet data
In millions
Average assets
Average assets	$65,015	61,549	57,862	57,523	57,207
Goodwill	(3,196)	(3,006)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(239)	(213)	(208)	(223)	(241)
Deferred taxes	34	25	21	24	28

Average tangible assets	$61,614	58,355	54,766	54,415	54,085

Average equity
Average equity	$6,513	6,360	6,186	6,172	6,270
Goodwill	(3,196)	(3,006)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(239)	(213)	(208)	(223)	(241)
Deferred taxes	34	25	21	24	28

Average tangible equity	$3,112	3,166	3,090	3,064	3,148

At end of quarter
Total assets
Total assets	$66,086	64,876	60,008	57,869	57,842
Goodwill	(3,192)	(3,196)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(230)	(249)	(200)	(216)	(232)
Deferred taxes	32	36	20	23	26

Total tangible assets	$62,696	61,467	56,919	54,767	54,727

Total equity
Total equity	$6,488	6,485	6,238	6,175	6,253
Goodwill	(3,192)	(3,196)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(230)	(249)	(200)	(216)	(232)
Deferred taxes	32	36	20	23	26

Total tangible equity	$3,098	3,076	3,149	3,073	3,138

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2008 First Quarter			2007 Fourth Quarter			2007 Third Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$13,308	$200,509	6.06%	12,551	218,318	6.90%	12,239	223,525	7.25%
Real estate — commercial	17,994	285,831	6.35	16,459	293,135	7.12	15,474	291,569	7.54
Real estate — consumer	5,977	92,179	6.17	6,327	97,009	6.13	5,915	95,629	6.47
Consumer	11,296	193,938	6.91	10,718	198,509	7.35	10,122	191,628	7.51

Total loans and leases, net	48,575	772,457	6.40	46,055	806,971	6.95	43,750	802,351	7.28

Interest-bearing deposits at banks	10	44	1.65	12	103	3.48	8	64	3.27
Federal funds sold and agreements to resell securities	129	956	2.99	725	8,871	4.86	248	3,429	5.47
Trading account	75	259	1.39	68	253	1.48	59	145	.98
Investment securities**
U.S. Treasury and federal agencies	3,523	41,757	4.77	2,364	26,828	4.50	2,156	23,935	4.40
Obligations of states and political subdivisions	149	2,436	6.56	121	2,046	6.75	108	2,040	7.55
Other	5,252	72,036	5.52	5,420	73,128	5.35	4,996	66,162	5.25

Total investment securities	8,924	116,229	5.24	7,905	102,002	5.12	7,260	92,137	5.04

Total earning assets	57,713	889,945	6.20	54,765	918,200	6.65	51,325	898,126	6.94

Allowance for credit losses	(778)			(711)			(675)
Cash and due from banks	1,297			1,302			1,235
Other assets	6,783			6,193			5,977

Total assets	$65,015			61,549			57,862

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$484	1,018	.85	491	1,465	1.18	464	982	.84
Savings deposits	16,843	66,622	1.59	15,265	65,635	1.71	14,908	62,883	1.67
Time deposits	10,416	106,643	4.12	10,353	118,612	4.55	9,880	117,064	4.70
Deposits at foreign office	4,821	38,373	3.20	4,975	56,674	4.52	4,324	55,666	5.11

Total interest-bearing deposits	32,564	212,656	2.63	31,084	242,386	3.09	29,576	236,595	3.17

Short-term borrowings	7,153	61,621	3.46	5,899	68,639	4.62	5,228	68,376	5.19
Long-term borrowings	10,270	131,035	5.13	9,809	131,339	5.31	8,661	120,355	5.51

Total interest-bearing liabilities	49,987	405,312	3.26	46,792	442,364	3.75	43,465	425,326	3.88

Noninterest-bearing deposits	7,435			7,481			7,360
Other liabilities	1,080			916			851

Total liabilities	58,502			55,189			51,676

Stockholders’ equity	6,513			6,360			6,186

Total liabilities and stockholders’ equity	$65,015			61,549			57,862

Net interest spread			2.94			2.90			3.06
Contribution of interest-free funds			.44			.55			.59

Net interest income/margin on earning assets		$484,633	3.38%		475,836	3.45%		472,800	3.65%

(continued)

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3 (continued)
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2007 Second Quarter			2007 First Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$12,155	$219,011	7.23%	11,753	210,889	7.28%
Real estate — commercial	15,578	290,130	7.45	15,474	282,322	7.30
Real estate — consumer	5,875	95,327	6.49	5,939	96,136	6.48
Consumer	9,964	185,553	7.47	9,948	182,186	7.43

Total loans and leases, net	43,572	790,021	7.27	43,114	771,533	7.26

Interest-bearing deposits at banks	9	67	3.12	8	66	3.56
Federal funds sold and agreements to resell securities	448	6,734	6.03	304	4,801	6.40
Trading account	67	235	1.40	53	111	.83
Investment securities**
U.S. Treasury and federal agencies	2,151	23,238	4.33	2,428	26,610	4.45
Obligations of states and political subdivisions	122	2,299	7.53	125	2,234	7.11
Other	4,613	60,554	5.27	4,661	60,817	5.29

Total investment securities	6,886	86,091	5.01	7,214	89,661	5.04

Total earning assets	50,982	883,148	6.95	50,693	866,172	6.93

Allowance for credit losses	(667)			(656)
Cash and due from banks	1,244			1,304
Other assets	5,964			5,866

Total assets	$57,523			57,207

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$453	1,024	.91	437	1,167	1.08
Savings deposits	15,027	60,953	1.63	14,733	60,842	1.67
Time deposits	10,523	124,020	4.73	11,657	136,682	4.76
Deposits at foreign office	3,706	48,001	5.19	3,717	47,649	5.20

Total interest-bearing deposits	29,709	233,998	3.16	30,544	246,340	3.27

Short-term borrowings	5,555	73,500	5.31	4,852	63,564	5.31
Long-term borrowings	7,905	108,766	5.52	7,308	100,718	5.59

Total interest-bearing liabilities	43,169	416,264	3.87	42,704	410,622	3.90

Noninterest-bearing deposits	7,339			7,422
Other liabilities	843			811

Total liabilities	51,351			50,937

Stockholders’ equity	6,172			6,270

Total liabilities and stockholders’ equity	$57,523			57,207

Net interest spread			3.08			3.03
Contribution of interest-free funds			.59			.61

Net interest income/margin on earning assets		$466,884	3.67%		455,550	3.64%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of March 31, 2008.
     (b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.
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
Item 1A. Risk Factors.
     There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a)-(b) Not applicable.
     (c)

Issuer Purchases of Equity Securities
(d)Maximum
			(c)Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)	Programs	Programs (2)

January 1 - January 31, 2008	65,955	$73.85	—	2,181,500

February 1 - February 29, 2008	283	87.35	—	2,181,500

March 1 - March 31, 2008	—	—	—	2,181,500

Total	66,238	$73.91	—

(1)	The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.

(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.
Item 3. Defaults Upon Senior Securities.
     (Not applicable.)
Item 4. Submission of Matters to a Vote of Security Holders.
     (a)-(c) The 2008 Annual Meeting of Stockholders of M&T was held on April 15, 2008. At the 2008 Annual Meeting, stockholders elected twenty (20) directors, all of whom were then serving as directors of M&T, for terms of one (1) year and until their successors are elected and qualified. The following table reflects the tabulation of the votes with respect to each director who was elected at the 2008 Annual Meeting.

	Number of Votes
Nominee	For	Withheld
Brent D. Baird	100,853,345	1,386,592
Robert J. Bennett	100,931,172	1,308,765
C. Angela Bontempo	100,849,104	1,390,833
Robert T. Brady	90,369,030	11,870,907
Michael D. Buckley	100,007,982	2,231,955
T. Jefferson Cunningham III	100,799,081	1,440,856
Mark J. Czarnecki	100,873,960	1,365,977
Colm E. Doherty	100,876,328	1,363,609
Richard E. Garman	100,899,453	1,340,484

	Number of Votes
Nominee	For	Withheld
Daniel R. Hawbaker	100,919,209	1,320,728
Patrick W.E. Hodgson	100,896,735	1,343,202
Richard G. King	100,654,818	1,585,119
Reginald B. Newman, II	100,864,821	1,375,116
Jorge G. Pereira	100,885,186	1,354,751
Michael P. Pinto	100,886,147	1,353,790
Robert E. Sadler, Jr.	100,869,373	1,370,564
Eugene J. Sheehy	100,844,108	1,395,829
Stephen G. Sheetz	100,927,857	1,312,080
Herbert L. Washington	100,850,165	1,389,772
Robert G. Wilmers	100,876,061	1,363,876
     At the 2008 Annual Meeting, stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the independent public accountant of M&T Bank Corporation for the year ending December 31, 2008. The following table presents the tabulation of the votes with respect to such ratification.

Number of Votes
For	Against	Abstain
101,343,582	408,884	487,471
     (d) Not applicable.
Item 5. Other Information.
     (None.)
Item 6. Exhibits.
     The following exhibits are filed as a part of this report.

Exhibit
No.

4.1	Junior Subordinated Indenture dated as of January 31, 2008 between M&T Bank Corporation and The Bank of New York. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated January 31, 2008 (File No. 1-9861).

4.2	First Supplemental Indenture dated as of January 31, 2008 between M&T Bank Corporation and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated January 31, 2008 (File No. 1-9861).

4.3	Amended and Restated Trust Agreement of M&T Capital Trust IV dated as of January 31, 2008 by and among M&T Bank Corporation, The Bank of New York, BNYM (Delaware) and the Administrators named therein. Incorporated by reference to Exhibit 4.3 to the Form 8-K dated January 31, 2008 (File No. 1-9861).

10.1	M&T Bank Corporation 2008 Directors’ Stock Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 dated April 7, 2008 (File No. 333-150122).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit
No.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer Under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Replacement Capital Covenant of M&T Bank Corporation dated January 31, 2008. Incorporated by reference to Exhibit 99.1 to the Form 8-K dated January 31, 2008 (File No. 1-9861).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION
Date: May 7, 2008	By:	/s/ René F. Jones
René F. Jones
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.

4.1	Junior Subordinated Indenture dated as of January 31, 2008 between M&T Bank Corporation and The Bank of New York. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated January 31, 2008 (File No. 1-9861).

4.2	First Supplemental Indenture dated as of January 31, 2008 between M&T Bank Corporation and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated January 31, 2008 (File No. 1-9861).

4.3	Amended and Restated Trust Agreement of M&T Capital Trust IV dated as of January 31, 2008 by and among M&T Bank Corporation, The Bank of New York, BNYM (Delaware) and the Administrators named therein. Incorporated by reference to Exhibit 4.3 to the Form 8-K dated January 31, 2008 (File No. 1-9861).

10.1	M&T Bank Corporation 2008 Directors’ Stock Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 dated April 7, 2008 (File No. 333-150122).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer Under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Replacement Capital Covenant of M&T Bank Corporation dated January 31, 2008. Incorporated by reference to Exhibit 99.1 to the Form 8-K dated January 31, 2008 (File No. 1-9861).