Form 10-Q
period 2008-06-30
M&T BANK CORP
filed 2008-07-31
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on July 18, 2008: 110,204,721 shares.

M&T BANK CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30,	December 31,
Dollars in thousands, except per share	2008	2007

Assets
Cash and due from banks	$1,624,753	1,719,509
Interest-bearing deposits at banks	5,654	18,431
Federal funds sold	13,750	48,038
Agreements to resell securities	90,000	—
Trading account	243,050	281,244
Investment securities (includes pledged available for sale securities that can be sold or repledged of $2,037,891 at June 30, 2008; $1,988,128 at December 31,2007)
Available for sale (cost:$8,383,504 at June 30, 2008; $8,451,411 at December 31, 2007)	7,980,333	8,379,169
Held to maturity (fair value: $74,808 at June 30, 2008; $78,250 at December 31, 2007)	73,060	76,441
Other (fair value: $605,382 at June 30, 2008; $506,388 at December 31, 2007)	605,382	506,388

Total investment securities	8,658,775	8,961,998

Loans and leases	49,456,691	48,352,262
Unearned discount	(342,075)	(330,700)
Allowance for credit losses	(774,076)	(759,439)

Loans and leases, net	48,340,540	47,262,123

Premises and equipment	368,542	370,765
Goodwill	3,192,128	3,196,433
Core deposit and other intangible assets	213,528	248,556
Accrued interest and other assets	3,142,708	2,768,542

Total assets	$65,893,428	64,875,639

Liabilities
Noninterest-bearing deposits	$8,483,856	8,131,662
NOW accounts	991,875	1,190,161
Savings deposits	17,600,584	15,419,357
Time deposits	9,092,399	10,668,581
Deposits at foreign office	5,756,976	5,856,427

Total deposits	41,925,690	41,266,188

Federal funds purchased and agreements to repurchase securities	1,822,339	4,351,313
Other short-term borrowings	1,939,211	1,470,584
Accrued interest and other liabilities	917,022	984,353
Long-term borrowings	12,770,110	10,317,945

Total liabilities	59,374,372	58,390,383

Stockholders’ equity
Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued at June 30, 2008 and at December 31, 2007	60,198	60,198
Common stock issuable, 78,255 shares at June 30, 2008; 82,912 shares at December 31, 2007	4,594	4,776
Additional paid-in capital	2,853,649	2,848,752
Retained earnings	5,023,817	4,815,585
Accumulated other comprehensive income (loss), net	(332,917)	(114,822)
Treasury stock — common, at cost - 10,206,829 shares at June 30, 2008; 10,544,259 shares at December 31, 2007	(1,090,285)	(1,129,233)

Total stockholders’ equity	6,519,056	6,485,256

Total liabilities and stockholders’ equity	$65,893,428	64,875,639

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended June 30		Six months ended June 30
In thousands, except per share	2008	2007	2008	2007

Interest income
Loans and leases, including fees	$708,083	786,421	$1,476,474	1,554,542
Deposits at banks	22	67	66	133
Federal funds sold	52	270	137	530
Agreements to resell securities	440	6,464	1,311	11,005
Trading account	143	235	402	346
Investment securities
Fully taxable	105,809	82,129	216,854	166,803
Exempt from federal taxes	3,025	2,590	6,492	5,866

Total interest income	817,574	878,176	1,701,736	1,739,225

Interest expense
NOW accounts	629	1,024	1,647	2,191
Savings deposits	60,317	60,953	126,939	121,795
Time deposits	79,467	124,020	186,110	260,702
Deposits at foreign office	22,075	48,001	60,448	95,650
Short-term borrowings	42,612	73,500	104,233	137,064
Long-term borrowings	125,842	108,766	256,877	209,484

Total interest expense	330,942	416,264	736,254	826,886

Net interest income	486,632	461,912	965,482	912,339
Provision for credit losses	100,000	30,000	160,000	57,000

Net interest income after provision for credit losses	386,632	431,912	805,482	855,339

Other income
Mortgage banking revenues	38,219	35,546	78,289	49,419
Service charges on deposit accounts	110,340	104,626	213,794	199,213
Trust income	40,426	37,550	80,730	74,523
Brokerage services income	17,211	16,654	32,684	31,866
Trading account and foreign exchange gains	6,636	6,963	11,349	13,186
Gain (loss) on bank investment securities	(5,421)	260	28,026	1,323
Equity in earnings of Bayview Lending Group LLC	(13,026)	8,128	(14,286)	5,700
Other revenues from operations	76,797	73,390	153,259	144,370

Total other income	271,182	283,117	583,845	519,600

Other expense
Salaries and employee benefits	236,127	224,700	487,998	461,454
Equipment and net occupancy	47,252	41,099	94,017	83,945
Printing, postage and supplies	9,120	8,984	19,016	17,890
Amortization of core deposit and other intangible assets	16,615	16,457	35,098	34,813
Other costs of operations	110,596	101,411	209,285	193,586

Total other expense	419,710	392,651	845,414	791,688

Income before taxes	238,104	322,378	543,913	583,251
Income taxes	77,839	108,209	181,452	193,109

Net income	$160,265	214,169	$362,461	390,142

Net income per common share
Basic	$1.45	1.98	$3.29	3.59
Diluted	1.44	1.95	3.26	3.51

Cash dividends per common share	$.70	.60	$1.40	1.20

Average common shares outstanding
Basic	110,191	107,939	110,104	108,811
Diluted	111,227	109,919	111,097	111,046

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six months ended June 30
In thousands	2008	2007

Cash flows from operating activities
Net income	$362,461	390,142
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	160,000	57,000
Depreciation and amortization of premises and equipment	26,215	24,782
Amortization of capitalized servicing rights	32,723	30,994
Amortization of core deposit and other intangible assets	35,098	34,813
Provision for deferred income taxes	(14,312)	(31,717)
Asset write-downs	6,559	12,199
Net gain on sales of assets	(29,608)	(6,491)
Net change in accrued interest receivable, payable	7,808	(1,538)
Net change in other accrued income and expense	(46,326)	7,917
Net change in loans originated for sale	260,987	80,018
Net change in trading account assets and liabilities	42,718	(10,158)

Net cash provided by operating activities	844,323	587,961

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	53,610	36,261
Other	38,689	1,625
Proceeds from maturities of investment securities
Available for sale	1,251,121	988,866
Held to maturity	29,023	21,108
Purchases of investment securities
Available for sale	(667,060)	(748,010)
Held to maturity	(25,668)	(19,383)
Other	(137,684)	(36,260)
Net increase in agreements to resell securities	(240,000)	(200,000)
Net increase in loans and leases	(2,116,001)	(956,527)
Other investments, net	(4,925)	(306,823)
Additions to capitalized servicing rights	(15,744)	(28,406)
Capital expenditures, net	(24,196)	(19,614)
Other, net	(43,791)	(18,263)

Net cash used by investing activities	(1,902,626)	(1,285,426)

Cash flows from financing activities
Net increase (decrease) in deposits	663,520	(491,050)
Net decrease in short-term borrowings	(2,060,092)	(161,133)
Proceeds from long-term borrowings	3,650,010	1,599,895
Payments on long-term borrowings	(1,175,977)	(27,876)
Purchases of treasury stock	—	(424,995)
Dividends paid — common	(154,121)	(130,191)
Other, net	5,919	44,669

Net cash provided by financing activities	929,259	409,319

Net decrease in cash and cash equivalents	(129,044)	(288,146)
Cash and cash equivalents at beginning of period	1,767,547	1,624,964

Cash and cash equivalents at end of period	$1,638,503	1,336,818

Supplemental disclosure of cash flow information
Interest received during the period	$1,763,523	1,753,066
Interest paid during the period	775,474	833,608
Income taxes paid during the period	186,313	200,556

Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$40,314	15,342
Securitization of residential mortgage loans allocated to
Available for sale investment securities	541,196	—
Capitalized servicing rights	4,940	—
Loans held for sale transferred to loans held for investment	—	870,759

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Common	Additional		other comprehensive
	Preferred	Common	stock	paid-in	Retained	income (loss),	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	net	stock	Total

2007
Balance — January 1, 2007	$—	60,198	5,060	2,889,449	4,443,441	(53,574)	(1,063,479)	6,281,095
Comprehensive income:
Net income	—	—	—	—	390,142	—	—	390,142
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(14,358)	—	(14,358)
Defined benefit plan liablity adjustment	—	—	—	—	—	(285)	—	(285)
Unrealized gains on cash flow hedge	—	—	—	—	—	1,384	—	1,384

								376,883

Purchases of treasury stock	—	—	—	—	—	—	(424,995)	(424,995)
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	29,960	—	—	—	29,960
Exercises	—	—	—	(23,808)	—	—	65,682	41,874
Directors’ stock plan	—	—	—	76	—	—	626	702
Deferred compensation plans, net, including dividend equivalents	—	—	(254)	(438)	(100)	—	771	(21)
Common stock cash dividends — $1.20 per share	—	—	—	—	(130,191)	—	—	(130,191)

Balance — June 30, 2007	$—	60,198	4,806	2,895,239	4,703,292	(66,833)	(1,421,395)	6,175,307

2008
Balance — January 1, 2008	$—	60,198	4,776	2,848,752	4,815,585	(114,822)	(1,129,233)	6,485,256
Comprehensive income:
Net income	—	—	—	—	362,461	—	—	362,461
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(212,309)	—	(212,309)
Defined benefit plans liability adjustment	—	—	—	—	—	(699)	—	(699)
Unrealized losses on cash flow hedges	—	—	—	—	—	(5,087)	—	(5,087)

								144,366

Repayment of management stock ownership program receivable	—	—	—	72	—	—	—	72
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	24,949	—	—	3,944	28,893
Exercises	—	—	—	(19,518)	—	—	33,346	13,828
Directors’ stock plan	—	—	—	(223)	—	—	919	696
Deferred compensation plans, net, including dividend equivalents	—	—	(182)	(383)	(108)	—	739	66
Common stock cash dividends — $1.40 per share	—	—	—	—	(154,121)	—	—	(154,121)

Balance — June 30, 2008	$—	60,198	4,594	2,853,649	5,023,817	(332,917)	(1,090,285)	6,519,056

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Six months ended June 30
In thousands	2008	2007

Beginning balance	$759,439	649,948
Provision for credit losses	160,000	57,000
Allowance related to loans sold or securitized	(327)	—
Net charge-offs
Charge-offs	(165,404)	(53,067)
Recoveries	20,368	14,257

Total net charge-offs	(145,036)	(38,810)

Ending balance	$774,076	668,138

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
2. Earnings per share
The computations of basic earnings per share follow:

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
	(in thousands, except per share)
Income available to common stockholders

Net income	$160,265	214,169	362,461	390,142

Weighted-average shares outstanding (including common stock issuable)	110,191	107,939	110,104	108,811

Basic earnings per share	$1.45	1.98	3.29	3.59
The computations of diluted earnings per share follow:

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
	(in thousands, except per share)
Income available to common stockholders	$160,265	214,169	362,461	390,142

Weighted-average shares outstanding	110,191	107,939	110,104	108,811
Plus: incremental shares from assumed conversion of stock-based compensation awards	1,036	1,980	993	2,235

Adjusted weighted average shares outstanding	111,227	109,919	111,097	111,046

Diluted earnings per share	$1.44	1.95	3.26	3.51
     Options to purchase approximately 9.1 million and 3.4 million common shares during the three-month periods ended June 30, 2008 and 2007, respectively, and 8.9 million and 3.2 million common shares during the six-month periods ended June 30, 2008 and 2007, respectively, were not included in the computations of diluted earnings per share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Comprehensive income
The following table displays the components of other comprehensive income (loss):

	Six months ended June 30, 2008
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(302,903)	107,664	(195,239)
Less: reclassification adjustment for gains realized in net income	28,026	(10,956)	17,070

	(330,929)	118,620	(212,309)

Cash flow hedges:
Unrealized losses on cash flow hedges	(20,225)	7,887	(12,338)
Reclassification of losses on terminated cash flow hedges to income	11,892	(4,641)	7,251

	(8,333)	3,246	(5,087)

Defined benefit plans liability adjustment	(1,149)	450	(699)

	$(340,411)	122,316	(218,095)

	Six months ended June 30, 2007
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(24,587)	11,046	(13,541)
Less: reclassification adjustment for gains realized in net income	1,323	(506)	817

	(25,910)	11,552	(14,358)

Gain on cash flow hedge	2,197	(813)	1,384
Defined benefit plans liability adjustment	(467)	182	(285)

	$(24,180)	10,921	(13,259)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Comprehensive income, continued
     Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

		Cash	Defined
	Investment	flow	benefit
	securities	hedges	plans	Total
	(in thousands)
Balance — January 1, 2008	$(59,406)	(8,931)	(46,485)	(114,822)

Net gain (loss) during period	(212,309)	(5,087)	(699)	(218,095)

Balance — June 30, 2008	$(271,715)	(14,018)	(47,184)	(332,917)

Balance — January 1, 2007	$(25,311)	—	(28,263)	(53,574)

Net gain (loss) during period	(14,358)	1,384	(285)	(13,259)

Balance — June 30, 2007	$(39,669)	1,384	(28,548)	(66,833)

4. Borrowings
M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III”) have issued fixed rate preferred capital securities aggregating $310 million. On January 31, 2008 M&T Capital Trust IV (“Trust IV”), a Delaware business trust, issued $350 million of 8.50% fixed rate Enhanced Trust Preferred Securities (“8.50% Enhanced Trust Preferred Securities”). First Maryland Capital I (“Trust V”) and First Maryland Capital II (“Trust VI”) have issued floating rate preferred capital securities aggregating $300 million. The distribution rates on the preferred capital securities of Trust V and Trust VI adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and were 3.71% and 3.72%, respectively, at June 30, 2008 and 6.24% and 5.76%, respectively, at December 31, 2007. As a result of an acquisition in the fourth quarter of 2007, M&T assumed responsibility for $31.5 million of similar preferred capital securities previously issued by special-purpose entities consisting of $16.5 million of fixed rate preferred capital securities issued by BSB Capital Trust I (“Trust VII”) and $15 million of floating rate preferred capital securities issued by BSB Capital Trust III (“Trust VIII”). The distribution rate on the preferred capital securities of Trust VIII adjusts quarterly based on changes in the three-month LIBOR and was 6.06% at June 30, 2008 and 8.59% at December 31, 2007. Trust I, Trust II, Trust III, Trust IV, Trust V, Trust VI, Trust VII and Trust VIII are referred to herein collectively as the “Trusts.”
     Other than the following payment terms (and the redemption and certain other terms described below), the preferred capital securities issued by the Trusts (“Capital Securities”) are substantially identical in all material respects:

	Distribution	Distribution
Trust	rate	dates
Trust I	8.234%	February 1 and August 1

Trust II	8.277%	June 1 and December 1

Trust III	9.25%	February 1 and August 1

Trust IV	8.50%	March 15, June 15, September 15 and December 15

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings, continued

	Distribution	Distribution
Trust	rate	dates
Trust V	LIBOR plus 1.00%	January 15, April 15, July 15 and October 15

Trust VI	LIBOR plus .85%	February 1, May 1, August 1 and November 1

Trust VII	8.125%	January 31 and July 31

Trust VIII	LIBOR plus 3.35%	January 7, April 7, July 7 and October 7
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
     The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities at June 30, 2008 and December 31, 2007 of Trust III, Trust V, Trust VI and Trust VII include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated Debentures of Trust V, Trust VI and Trust VIII were 3.71%, 3.72% and 6.06%, respectively, at June 30, 2008 and were 6.24%, 5.76% and 8.59%, respectively, at December 31, 2007.
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
4. Borrowings, continued
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
     Allfirst Preferred Capital Trust (“Allfirst Capital Trust”) has issued $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”). Allfirst Capital Trust is a Delaware business trust that was formed for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures of M&T and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T currently has outstanding $105.3 million aggregate liquidation amount Floating Rate Junior Subordinated Debentures due July 15, 2029 that are payable to Allfirst Asset Trust. The interest rates payable on such debentures were 4.14% and 6.67% at June 30, 2008 and December 31, 2007, respectively.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings, continued
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
     Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the common securities of Trust III, Trust V, Trust VI, Trust VII and Allfirst Asset Trust, the junior subordinated debentures associated with preferred capital securities had financial statement carrying values as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)
Trust I	$154,640	154,640

Trust II	103,093	103,093

Trust III	67,897	68,059

Trust IV	350,010	—

Trust V	144,476	144,201

Trust VI	142,317	141,986

Trust VII	16,914	16,902

Trust VIII	15,464	15,464

Allfirst Asset Trust	102,030	101,952

	$1,096,841	746,297

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
     The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 21 to the Company’s consolidated financial statements as of and for the year ended December 31, 2007. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles (GAAP). As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. As also described in note 21 to the Company’s 2007 consolidated financial statements, neither goodwill nor core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have been allocated to the Company’s reportable segments, but are included in the “All Other” category. The Company has, however,

NOTES TO FINANCIAL STATEMENTS, CONTINUED
5. Segment information, continued
assigned such intangible assets to business units for purposes of testing for impairment.
Information about the Company’s segments is presented in the following table:

	Three months ended June 30
	2008			2007
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues (a)	revenues	(loss)	revenues (a)(b)	revenues	(loss) (b)
	(in thousands)
Business Banking	$91,995	3	29,547	92,030	—	34,674

Commercial Banking	153,566	165	53,516	139,843	95	54,074

Commercial Real Estate	88,273	203	42,646	77,812	224	39,016

Discretionary Portfolio	28,792	(4,170)	5,324	33,505	(3,196)	20,724

Residential Mortgage Banking	64,021	12,953	(10,420)	65,176	12,556	10,409

Retail Banking	292,175	3,355	62,927	304,312	3,429	85,081

All Other	38,992	(12,509)	(23,275)	32,351	(13,108)	(29,809)

Total	$757,814	—	160,265	745,029	—	214,169

	Six months ended June 30
	2008			2007
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues (a)	revenues	(loss)	revenues (a)(b)	revenues	(loss) (b)
	(in thousands)
Business Banking	$187,244	3	62,330	181,109	—	66,252

Commercial Banking	316,150	250	120,325	275,548	220	108,552

Commercial Real Estate	174,551	411	85,455	149,131	375	73,304

Discretionary Portfolio	72,267	(8,499)	21,301	62,781	(5,542)	39,662

Residential Mortgage Banking	131,439	26,284	(5,361)	110,844	23,447	7,886

Retail Banking	595,043	6,322	138,397	589,062	6,457	160,885

All Other	72,633	(24,771)	(59,986)	63,464	(24,957)	(66,399)

Total	$1,549,327	—	362,461	1,431,939	—	390,142

NOTES TO FINANCIAL STATEMENTS, CONTINUED
5. Segment information, continued

	Average total assets
	Six months ended		Year ended
	June 30		December 31
	2008	2007 (b)	2007 (b)
	(in millions)
Business Banking	$4,415	4,144	4,179

Commercial Banking	14,692	12,762	12,989

Commercial Real Estate	11,230	9,337	9,550

Discretionary Portfolio	14,725	12,316	12,953

Residential Mortgage Banking	2,743	3,128	2,874

Retail Banking	11,459	10,119	10,360

All Other	6,035	5,560	5,640

Total	$65,299	57,366	58,545

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $5,851,000 and $4,972,000 for the three-month periods ended June 30, 2008 and 2007, respectively, and $11,634,000 and $10,095,000 for the six-month periods ended June 30, 2008 and 2007, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

(b)	Effective January 1, 2008, the Company changed its internal profitability reporting to move a New York City-based lending unit from the Commercial Banking segment to the Commercial Real Estate segment. Accordingly, financial information presented herein for periods prior to January 1, 2008 has been reclassified to conform to current year presentation. As a result, total revenues and net income decreased in the Commercial Banking segment and increased in the Commercial Real Estate segment for the three-month period ended June 30, 2007 by $6 million and $4 million, respectively, and for the six-month period ended June 30, 2007 by $13 million and $6 million, respectively, as compared with amounts previously reported. The lending unit had average total assets of $621 million during the six-months ended June 30, 2007 and $667 million during the year ended December 31, 2007. Accordingly, average total assets presented for those periods differ from amounts previously reported.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
6. Commitments and contingencies
In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	June 30,	December 31,
	2008	2007
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$6,098,767	5,937,903
Commercial real estate loans to be sold	67,723	96,995
Other commercial real estate and construction	2,531,003	2,869,961
Residential real estate loans to be sold	477,259	492,375
Other residential real estate	315,092	425,579
Commercial and other	6,991,615	7,346,790

Standby letters of credit	3,788,172	3,691,971

Commercial letters of credit	60,552	34,105

Financial guarantees and indemnification contracts	1,435,350	1,318,733

Commitments to sell real estate loans	780,343	946,457
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
     Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Federal National Mortgage Association Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $1.1 billion and $1.0 billion as of June 30, 2008 and December 31, 2007, respectively.
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
     The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $108 million at June 30, 2008. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $59 million at June 30, 2008. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. The amount of the Company’s recorded liability for reported reinsurance losses as well as estimated losses incurred but not yet reported was not significant at either June 30, 2008 or December 31, 2007.
     In October 2007, Visa completed a reorganization in contemplation of its initial public offering (“IPO”) expected to occur in 2008. As part of that reorganization, M&T Bank, M&T’s principal banking subsidiary, and other member banks of Visa received shares of Class B common stock of Visa. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation involving Visa (“Covered Litigation”). As of December 31, 2007, although Visa was expected to set aside a portion of the proceeds from

NOTES TO FINANCIAL STATEMENTS, CONTINUED
6. Commitments and contingencies, continued
its IPO in an escrow account to fund any judgments or settlements that may arise out of the Covered Litigation, guidance from the SEC indicated that Visa member banks should record a liability for the fair value of the contingent obligation to Visa. The estimation of the Company’s proportionate share of any potential losses related to the Covered Litigation was extremely difficult and involved a great deal of judgment. Nevertheless, in the fourth quarter of 2007 the Company recorded a pre-tax charge of $23 million ($14 million after tax effect) related to the Covered Litigation. In accordance with GAAP and consistent with the SEC guidance, the Company did not recognize any value for its common stock ownership interest in Visa as of December 31, 2007. During the first quarter of 2008, Visa completed its IPO and, as part of the transaction, funded an escrow account for $3 billion from the proceeds of the IPO to cover potential settlements arising out of the Covered Litigation. As a result, during the first three months of 2008, the Company reversed approximately $15 million of the $23 million accrued during the fourth quarter of 2007 for the Covered Litigation. The initial accrual in 2007 and the partial reversal in 2008 were included in “other costs of operations” in the consolidated statement of income. In addition, M&T Bank was allocated 1,967,028 Class B common shares of Visa. Of those shares, 760,455 were mandatorily redeemed in March 2008 resulting in a pre-tax gain of $33 million ($20 million after tax) which has been included in “gain on bank investment securities” in the consolidated statement of income.
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
7. Pension plans and other postretirement benefits
The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

			Other
	Pension		postretirement
	benefits		benefits
	Three months ended June 30
	2008	2007	2008	2007
	(in thousands)
Service cost	$4,362	5,542	115	150
Interest cost on projected benefit obligation	10,508	9,375	941	925
Expected return on plan assets	(11,933)	(10,025)	—	—
Amortization of prior service cost	(1,639)	(1,650)	96	50
Amortization of net actuarial loss	751	1,742	(21)	168

Net periodic benefit cost	$2,049	4,984	1,131	1,293

NOTES TO FINANCIAL STATEMENTS, CONTINUED
7. Pension plans and other postretirement benefits, continued

			Other
	Pension		postretirement
	benefits		benefits
	Six months ended June 30
	2008	2007	2008	2007
	(in thousands)
Service cost	$9,705	11,017	279	300
Interest cost on projected benefit obligation	21,272	18,750	2,017	1,850
Expected return on plan assets	(23,047)	(20,050)	—	—
Amortization of prior service cost	(3,279)	(3,300)	138	100
Amortization of net actuarial loss	1,971	2,942	21	218

Net periodic benefit cost	$6,622	9,359	2,455	2,468

     Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $7,990,000 and $7,248,000 for the three months ended June 30, 2008 and 2007, respectively, and $18,317,000 and $16,417,000 for the six months ended June 30, 2008 and 2007, respectively.
8. Acquisitions
On November 30, 2007, M&T completed the acquisition of Partners Trust Financial Group, Inc. (“Partners Trust”), a bank holding company headquartered in Utica, New York. Partners Trust was merged with and into M&T on that date. Partners Trust Bank, the primary banking subsidiary of Partners Trust, was merged into M&T Bank on that date. Partners Trust Bank operated 33 branch offices in upstate New York at the date of acquisition. The results of operations acquired in the Partners Trust transaction have been included in the Company’s financial results since November 30, 2007, but did not have a material effect on the Company’s results of operations in 2007 or in the first six months of 2008. After application of the election, allocation and proration procedures contained in the merger agreement with Partners Trust, M&T paid $282 million in cash and issued 3,096,861 shares of M&T common stock in exchange for Partners Trust shares and stock options outstanding at the time of acquisition. The purchase price was approximately $559 million based on the cash paid to Partners Trust shareholders, the fair value of M&T common stock exchanged, and the cash paid to holders of Partners Trust stock options. The acquisition of Partners Trust expands M&T’s presence in upstate New York, making M&T Bank the deposit market share leader in the Utica-Rome and Binghamton markets, while strengthening its lead position in Syracuse.
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
     The Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company of $4 million ($2 million net of applicable income taxes) during the first quarter of 2008. There were no similar expenses in the second quarter of 2008, nor in the first six months of 2007.
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
     Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has purchased loan servicing rights for small balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $5.8 billion and $4.9 billion at June 30, 2008 and December 31, 2007, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $64 million at June 30, 2008 and $57 million at December 31, 2007. In addition, capitalized servicing rights at June 30, 2008 and December 31, 2007 also included $32 million and $40 million, respectively, for servicing rights that were purchased from Bayview Financial related to residential mortgage loans with outstanding principal balances of $4.3 billion at June 30, 2008 and $4.6 billion at December 31, 2007. Revenues from servicing residential and small balance commercial mortgage loans purchased from BLG and Bayview Financial were $13 million and $12 million for the three months ended June 30, 2008 and 2007, respectively, and $27 million and $23 million for the six months ended June 30, 2008 and 2007, respectively. M&T Bank provides $107 million of credit facilities to Bayview Financial of which $87 million was outstanding at June 30, 2008. There was no outstanding balance at December 31, 2007. Finally, at June 30, 2008 and December 31, 2007, the Company held $347 million and $450 million, respectively, of private collateralized mortgage obligations in its available for sale investment securities portfolio that were securitized by Bayview Financial.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
     The provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permit an entity to choose to measure eligible financial instruments and other items at fair value, also became effective January 1, 2008. The Company has not made any fair value elections under SFAS No.159 as of June 30, 2008.
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
Trading account assets and liabilities
Trading account assets and liabilities consist primarily of interest rate swap agreements and foreign exchange contracts with customers who require such services with offsetting trading positions with third parties to minimize the Company’s risk with respect to such transactions. The Company generally determines the fair value of its derivative trading account assets and liabilities using externally developed pricing models based on market observable inputs and therefore classifies such valuations as Level 2. Prices for certain foreign exchange contracts are more observable and therefore have been classified as Level 1. Mutual funds held in connection with deferred compensation arrangements have also been classified as Level 1 valuations. Valuations of investments in municipal and other bonds can generally be obtained through reference to quoted prices in less active markets for the same or similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.
Investment securities available for sale
The majority of the Company’s available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2. Certain investments in mutual funds and equity securities are actively traded and therefore have been classified as Level 1 valuations. For many privately issued mortgage-backed securities and other securities where there is limited trading activity or less observable valuation inputs, the Company has classified such valuations as Level 3.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
     A summary of assets and liabilities at June 30, 2008 measured at estimated fair value on a recurring basis were as follows:

	Fair value
	measurements
	at June 30,
	2008	Level 1	Level 2	Level 3
	(in thousands)
Trading account assets	$243,050	47,687	195,363	—
Investment securities available for sale	7,980,333	199,104	6,773,915	1,007,314
Real estate loans held for sale	652,360	—	652,360	—
Other assets (a)	25,080	—	20,259	4,821

Total assets	$8,900,823	246,791	7,641,897	1,012,135

Trading account liabilities	$147,549	4,823	142,726	—
Other liabilities (a)	32,572	—	31,870	702

Total liabilities	$180,121	4,823	174,596	702

(a)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2)and commitments to originate real estate loans to be held for sale (Level 3).
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three-month and six-month periods ended June 30, 2008 were as follows:

	Investment
	securities	Other assets
	available	and other
	for sale	liabilities
	(in thousands)
Balance — April 1, 2008	$1,172,801	8,128
Total realized/unrealized gains (losses):
Included in earnings	—	2,242	(a)
Included in other comprehensive income	(27,981)	—
Purchases, sales, issuances and settlements, net	(52,287)	—
Transfers in and/or out of Level 3	(85,219)	(6,251)

Balance — June 30, 2008	$1,007,314	4,119

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued

	Investment
	securities	Other assets
	available	and other
	for sale	liabilities
	(in thousands)
Balance — January 1, 2008	$1,313,821	2,654
Total realized/unrealized gains (losses):
Included in earnings	—	14,962	(a)
Included in other comprehensive income	(89,492)	—
Purchases, sales, issuances and settlements, net	(102,860)	—
Transfers in and/or out of Level 3	(114,155)	(13,497)

Balance — June 30, 2008	$1,007,314	4,119

Changes in unrealized gains (losses) included in earnings for the three months ended June 30, 2008 related to assets and liabilities still recorded on the balance sheet at June 30, 2008	$—	3,596	(a)

Changes in unrealized gains (losses) included in earnings for the six months ended June 30, 2008 related to assets and liabilities still recorded on the balance sheet at June 30, 2008	$—	4,119	(a)

(a)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
     The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements in accordance with GAAP.
Loans
Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $288 million at June 30, 2008, $214 million and $74 million of which were classified as Level 2 and Level 3, respectively. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2008 were decreases of $71 million and $88 million for the three months and six months ended June 30, 2008, respectively.
Capitalized servicing rights
Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment to FASB Statement No. 140,” the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. At June 30, 2008, $20 million of capitalized servicing rights had a carrying value equal to their fair value. Changes in fair value of capitalized servicing rights recognized for the three months and six months ended June 30, 2008 were increases of $9 million and $5 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Net income for M&T Bank Corporation (“M&T”) in the second quarter of 2008 was $160 million or $1.44 of diluted earnings per common share, down 25% and 26%, respectively, from $214 million or $1.95 of diluted earnings per common share in the second quarter of 2007. During the first quarter of 2008, net income totaled $202 million or $1.82 of diluted earnings per common share. Basic earnings per common share were $1.45 in the recent quarter, compared with $1.98 in the year-earlier quarter and $1.84 in the initial quarter of 2008. The after-tax impact of acquisition and integration-related expenses (included herein as merger-related expenses) associated with the November 30, 2007 acquisition of Partners Trust Financial Group, Inc. (“Partners Trust”) and the December 7, 2007 acquisition by M&T Bank, the principal bank subsidiary of M&T, of the Mid-Atlantic retail banking franchise of First Horizon Bank (“First Horizon”) was $2 million ($4 million pre-tax) or $.02 of basic and diluted earnings per share in the first quarter of 2008. There were no similar expenses in the second quarter of 2008 or during 2007. For the first six months of 2008, net income totaled $362 million or $3.26 per diluted share, compared with $390 million or $3.51 per diluted share in the similar 2007 period. Basic earnings per share for the six-month periods ended June 30, 2008 and 2007 were $3.29 and $3.59, respectively.
     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the second quarter of 2008 was .98%, compared with 1.49% in the year-earlier quarter and 1.25% in the first quarter of 2008. The annualized rate of return on average common stockholders’ equity was 9.96% in the recently completed quarter, compared with 13.92% in the second quarter of 2007 and 12.49% in the initial 2008 quarter. During the first six months of 2008, the annualized rates of return on average assets and average common stockholders’ equity were 1.12% and 11.23%, respectively, compared with 1.37% and 12.65%, respectively, in the first half of 2007.
     Second quarter 2008 results recorded by the Company were damped by higher credit costs and a decline in the contribution of M&T’s pro-rata portion of the operating results of Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage lender in which M&T invested $300 million in February 2007. BLG specializes in originating, securitizing and servicing small balance commercial real estate loans. The provision for credit losses in the recent quarter was $100 million, up from $30 million in the second quarter of 2007 and $60 million in 2008’s initial quarter. That higher level of the provision reflects increased charge-offs and delinquencies, particularly in the Company’s portfolios of loans backed by residential real estate, including loans to builders and developers of residential real estate. M&T’s pro-rata share of the operating results of BLG was a loss of $13 million (pre-tax) in the second quarter of 2008, compared with income of $8 million in the year-earlier quarter and a loss of $1 million in the first quarter of 2008. Disruptions in the commercial mortgage-backed securities marketplace have limited BLG’s ability to sell securities backed by small balance commercial mortgage loans and have, therefore, reduced the amount of income recognized by BLG as a result of such activities. As a result, BLG has begun utilizing its contingent liquidity sources and has reduced it origination activities and staffing levels.
     The Company’s financial results in the first quarter of 2008 reflected $29 million, or $.26 of diluted earnings per share, resulting from M&T Bank’s status as a member bank of Visa. During the last quarter of 2007, Visa completed a reorganization in contemplation of its initial public offering (“IPO”) in 2008. As part of that reorganization M&T Bank and other member banks of Visa received shares of Class B common stock of Visa. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation involving Visa (“Covered Litigation”). As of December 31, 2007, although Visa was expected to set aside a portion of the proceeds from its IPO in an escrow account to fund any judgments or settlements that may arise out of the Covered Litigation, guidance from the Securities and Exchange Commission (“SEC”) indicated that Visa member banks should record a liability for the fair value of the contingent obligation to Visa. The estimation of the Company’s proportionate share of any potential losses related to the Covered Litigation was extremely difficult and involved a great deal of judgment. Nevertheless, in the fourth quarter of 2007 the Company recorded a pre-tax charge of $23 million ($14 million after tax effect, or $.13 per diluted share) related to the Covered Litigation. In accordance with generally accepted accounting principles (“GAAP”) and consistent with the SEC guidance, the Company did not recognize any value for its common stock ownership interest in Visa as of the 2007 year-end. During the first quarter of 2008, Visa completed its IPO and, as part of the transaction, funded an escrow account with $3 billion from the proceeds of the IPO to cover potential settlements arising out of the Covered Litigation. As a result, during the first three months of 2008, the Company reversed approximately $15 million of the $23 million accrued during the fourth quarter of 2007 for the Covered Litigation. In addition, M&T Bank was allocated 1,967,028 Class B common shares of Visa based on its proportionate ownership of Visa. Of those shares, 760,455 were mandatorily redeemed in March 2008 for a pre-tax gain of $33 million ($20 million after-tax), which was recorded as gain on bank investment securities in the consolidated statement of income for 2008’s initial quarter.
Supplemental Reporting of Non-GAAP Results of Operations
As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.4 billion at each of June 30, 2008 and December 31, 2007, and $3.1 billion at June 30, 2007. Included in such intangible assets was goodwill of $3.2 billion at each of June 30, 2008 and December 31, 2007, and $2.9 billion at June 30, 2007. Amortization of core deposit and other intangible assets, after tax effect, was $10 million ($.09 per diluted share) during each of the second quarters of 2008 and 2007, and $11 million ($.10 per diluted share) in the first quarter of 2008. For each of the six-month periods ended June 30, 2008 and 2007, amortization of core deposit and other intangible assets, after tax effect, totaled $21 million ($.19 per diluted share).
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
     Net operating income was $170 million in the recent quarter, compared with $224 million in the second quarter of 2007. Diluted net operating earnings per share for the second quarter of 2008 were $1.53, compared with $2.04 in the similar 2007 period. Net operating income and diluted net operating earnings per share were $216 million and $1.94, respectively, in the initial 2008 quarter. For the first half of 2008, net operating income and diluted net operating earnings per share were $386 million and $3.47, respectively, compared with $411 million and $3.70, respectively, in the corresponding 2007 period.
     Net operating income expressed as an annualized return on average tangible assets was 1.10% in the second quarter of 2008, compared with 1.65% in the year-earlier quarter and 1.41% in the first quarter of 2008. Net operating income expressed as an annualized return on average tangible common equity was 22.20% in the recent quarter, compared with 29.35% in the year-earlier quarter and 27.86% in the first 2008 quarter. For the first six months of 2008, net operating income represented an annualized return on average tangible assets and average tangible common stockholders’ equity of 1.25% and 25.04%, respectively, compared with 1.53% and 26.71%, respectively, in the six-month period ended June 30, 2007.
     Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.
Taxable-equivalent Net Interest Income
Taxable-equivalent net interest income rose 5% to $492 million in the second quarter of 2008 from $467 million in the year-earlier quarter. The improvement from 2007’s second quarter was the result of higher average earning assets, which increased $7.5 billion, or 15%, to $58.5 billion in the recent quarter from $51.0 billion in the second quarter of 2007, offset partially by a 28 basis point (hundredths of one percent) narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. Taxable-equivalent net interest income aggregated $485 million in the initial 2008 quarter. The recent quarter’s improvement from the immediately preceding quarter resulted from a rise in average earning assets of $751 million and a 1 basis point widening of the net interest margin. Earning assets obtained in the Partners Trust and First Horizon transactions at the respective acquisition dates in the fourth quarter of 2007 were $3.1 billion and $214 million, respectively.
     For the first half of 2008, taxable-equivalent net interest income was $977 million, 6% above $922 million in the similar period of 2007. Growth in average earning assets of 14% or $7.3 billion was the leading factor contributing to that improvement. Partially offsetting the impact of average earning asset growth was a decline in the Company’s net interest margin of 28 basis points.
     Average loans and leases rose $5.9 billion, or 14%, to $49.5 billion in the second quarter of 2008 from $43.6 billion in the year-earlier quarter, and were $947 million, or 2%, higher than the $48.6 billion average in the initial 2008 quarter. Included in average loans and leases in the recent quarter were loans obtained in the 2007 acquisitions of approximately $1.2 billion, compared with $1.4 billion in the first quarter of 2008. Commercial loans and leases averaged $13.8 billion in the second quarter of 2008, up $1.6 billion or 14% from $12.2 billion in the year-earlier quarter. Commercial real estate loans averaged $18.5 billion in the recent quarter, $2.9 billion or 19% higher than $15.6 billion in 2007’s second quarter. Average outstanding residential real estate loans increased $151 million, or 3%, in the second quarter of 2008 as compared with the year-earlier quarter. Included in that portfolio were loans held for sale, which averaged $728 million in the recent quarter, compared with $956 million in the second quarter of 2007. Average consumer loans rose 12% or $1.2 billion from the year-earlier period. That growth was due largely to higher average automobile loan balances outstanding, including approximately $309 million of such loans related to the 2007 acquisition transactions.
     Contributing to the growth in average loans outstanding from $48.6 billion in 2008’s initial quarter to $49.5 billion in the second quarter of 2008 were commercial loans and leases, which increased $492 million, and commercial real estate loans, which rose $496 million. During that same period, average residential real estate loans increased $50 million, while average balances of consumer loans declined $91 million. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2008	2007	2008
Commercial, financial, etc.	$13,800	14%	4%
Real estate — commercial	18,491	19	3
Real estate — consumer	6,026	3	1
Consumer
Automobile	3,630	25	(3)
Home equity lines	4,387	6	2
Home equity loans	1,087	(5)	(5)
Other	2,101	19	1

Total consumer	11,205	12	(1)

Total	$49,522	14%	2%

     For the first two quarters of 2008, average loans and leases totaled $49.0 billion, 13% above $43.3 billion in the first six months of 2007. Increases in average balances of commercial loans and leases, commercial real estate loans and consumer loans all contributed to that growth.
     The investment securities portfolio averaged $8.8 billion in the second quarter of 2008, up 27% from $6.9 billion in the year-earlier quarter. The increase in such securities from the second quarter of 2007 reflects a December 2007 securitization of approximately $950 million of loans obtained in the Partners Trust acquisition into Federal National Mortgage Association (“FNMA”) mortgage-backed securities. Those securities are guaranteed by FNMA and there is no credit recourse to the Company. The Company recognized no gain or loss on the transaction as it retained all of the resulting securities, which are held in the available-for-sale investment securities portfolio. Average investment securities aggregated $8.9 billion in the first quarter of 2008. In June 2008, the Company completed another securitization of approximately $550 million of residential mortgage loans into FNMA mortgage-backed securities. Those securities are guaranteed by FNMA and there is no credit recourse to the Company. The Company recognized no gain or loss on that transaction as it retained all of the resulting securities, which are held in the available-for-sale investment securities portfolio. An additional securitization of approximately $330 million of residential mortgage loans was completed on July 2, 2008. The June 2008 securitization decreased the average balances of residential real estate loans and correspondingly increased average investment securities during the second quarter of 2008 by approximately $66 million. The securitizations were completed to improve the Company’s liquidity and to enhance regulatory capital ratios.
     The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to the risks assumed, including credit and prepayment risk. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination. The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” During the second quarter of 2008, an other-than-temporary impairment charge of $6 million was recognized on one collateralized mortgage obligation backed by option adjustable rate residential mortgages that had an amortized cost of $7 million. During 2007’s fourth quarter, the Company recognized other-than-temporary impairment charges of $127 million related to $132 million of collateralized debt obligations. As of June 30, 2008 and December 31, 2007, the Company concluded that the declines in value of its other investment securities were temporary in nature. Further discussion of the fair value of investment securities is included herein under the heading “Capital.”
     Other earning assets include deposits at banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $173 million in the recent quarter, compared with $524 million and $214 million in the second quarter of 2007 and the first quarter of 2008, respectively. The decline in such assets in the recent quarter as compared with the second quarter of 2007 resulted from maturities of investment securities under agreements to resell. Those resell agreements had been entered into primarily to collateralize municipal deposits. Resell agreements are accounted for similar to collateralized loans, with changes in the fair value of the collateral monitored by the Company to ensure sufficient coverage. Such agreements averaged $88 million, $429 million and $115 million during the quarters ended June 30, 2008, June 30, 2007 and March 31, 2008, respectively. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.
     As a result of the changes described herein, average earning assets rose 15% to $58.5 billion in the second quarter of 2008 from $51.0 billion in the corresponding quarter in 2007. Average earning assets were $57.7 billion in the initial quarter of 2008 and aggregated $58.1 billion and $50.8 billion during the six-month periods ended June 30, 2008 and 2007, respectively.
     The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned banking subsidiary of M&T, are also included in core deposits. Average core deposits aggregated $31.6 billion in the second quarter of 2008, compared with $28.5 billion in the year-earlier quarter and $30.6 billion in the initial quarter of 2008. The Partners Trust and First Horizon acquisition transactions in 2007’s fourth quarter added approximately $2.0 billion of core deposits at acquisition. The following table provides an analysis of quarterly changes in the components of average core deposits. For the six-month periods ended June 30, 2008 and 2007, core deposits averaged $31.1 billion and $28.5 billion, respectively. Core deposits totaled $32.3 billion at June 30, 2008, compared with $31.7 billion at March 31, 2008 and $30.7 billion at December 31, 2007.
AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase
		(decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2008	2007	2008
NOW accounts	$512	13%	6%
Savings deposits	17,968	20	7
Time deposits less than $100,000	5,540	(4)	(7)
Noninterest-bearing deposits	7,577	3	2

Total	$31,597	11%	3%

     Domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits provide additional sources of funding for the Company. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $2.2 billion in the second quarter of 2008, compared with $2.7 billion in the year-earlier quarter and $2.6 billion in the first quarter of 2008. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $4.3 billion, $3.7 billion and $4.8 billion for the three-month periods ended June 30, 2008, June 30, 2007 and March 31, 2008, respectively. Brokered time deposits averaged $1.4 billion in the second quarter of 2008, compared with $2.0 billion in the year-earlier quarter and $1.8 billion in 2008’s initial quarter. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $115 million of brokered time deposits. The Company also had brokered money-market deposit accounts which averaged $124 million during the second quarter of 2008, compared with $81 million and $102 million during the corresponding quarter of 2007 and the first quarter of 2008, respectively. Offshore branch deposits and brokered deposits have been used by the Company as alternatives to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for such deposits, and the cost of funds and/or maturities associated with such funding that will be available from alternative sources at the time.
     The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks (“FHLBs”), and others as sources of funding. Short-term borrowings averaged $6.9 billion in the recent quarter, compared with $5.6 billion in the second quarter of 2007 and $7.2 billion in the initial quarter of 2008. Included in average short-term borrowings were unsecured federal funds borrowings, which generally mature daily and averaged $5.0 billion, $4.8 billion and $5.6 billion in the second quarters of 2008 and 2007, and the first quarter of 2008, respectively. Overnight federal funds borrowings represent the largest component of short-term borrowings and are obtained daily from a wide variety of banks and other financial institutions. Also included in short-term borrowings is a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank. The special purpose subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company. Average short-term borrowings during 2008’s second quarter included $729 million of borrowings from the FHLB of New York, compared with $781 million in the first quarter of 2008. There were no similar short-term borrowings outstanding during the second quarter of 2007.
     Long-term borrowings averaged $11.4 billion in the second quarter of 2008, compared with $7.9 billion in the year-earlier quarter and $10.3 billion in the first quarter of 2008. Included in average long-term borrowings were amounts borrowed from the FHLBs of $6.5 billion in the recent quarter, compared with $3.7 billion and $5.4 billion in the second quarter of 2007 and the initial quarter of 2008, respectively, and subordinated capital notes of $1.9 billion in the two most recent quarters and $1.7 billion in the second quarter of 2007. M&T Bank issued $400 million of subordinated notes in December 2007, in part to maintain appropriate regulatory capital ratios. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.1 billion in the second quarter of 2008, compared with $713 million in the second quarter of 2007 and $981 million in the first quarter of 2008. During January 2008, M&T Capital Trust IV issued $350 million of Enhanced Trust Preferred Securities, bearing a fixed rate of interest of 8.50% and maturing in 2068. The related junior subordinated debentures are included in long-term borrowings. Information regarding trust preferred securities and the related junior subordinated debentures is provided in note 4 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.6 billion during the quarters ended June 30, 2008, June 30, 2007 and March 31, 2008.

     During the second quarter of 2008, the Company actively sought to increase the average maturity of its non-deposit sources of funds and to reduce short-term borrowings. As a result, short-term borrowings were reduced to $3.8 billion at June 30, 2008, including $1.6 billion of overnight federal funds borrowings, and long-term borrowings increased to $12.8 billion, including $7.9 billion of FHLB borrowings. As previously noted, core deposits increased by $606 million to $32.3 billion at June 30, 2008 from $31.7 billion at March 31, 2008 to further supplement the Company’s funding.
     Changes in the composition of the Company’s earning assets and interest-bearing liabilities as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.02% in the second quarter of 2008, compared with 3.08% in the year-earlier quarter. The yield on earning assets during the recent quarter was 5.66%, down 129 basis points from 6.95% in the second quarter of 2007, while the rate paid on interest-bearing liabilities decreased 123 basis points to 2.64% from 3.87% in 2007’s second quarter. In the first quarter of 2008, the net interest spread was 2.94%, the yield on earning assets was 6.20% and the rate paid on interest-bearing liabilities was 3.26%. For the first six months of 2008, the net interest spread was 2.98%, a decrease of 8 basis points from the corresponding 2007 period. The yield on earning assets and the rate paid on interest-bearing liabilities were 5.93% and 2.95%, respectively, in the first half of 2008, compared with 6.94% and 3.88%, respectively, in the similar period of 2007.
     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill, core deposit and other intangible assets and M&T’s investment in BLG. Net interest-free funds averaged $8.1 billion in the second quarter of 2008, compared with $7.8 billion in the corresponding quarter of 2007 and $7.7 billion in the first quarter of 2008. The increase in such funds from the year-earlier period was due, in part, to higher average balances of noninterest-bearing deposits and stockholders’ equity, while the increase in net interest-free funds as compared with the first quarter of 2008 was largely due to higher average balances of noninterest-bearing deposits. During each of the first six months of 2008 and 2007, average net interest-free funds aggregated $7.9 billion. Goodwill and core deposit and other intangible assets averaged $3.4 billion during the quarters ended June 30, 2008 and March 31, 2008, and $3.1 billion in the second quarter of 2007. The cash surrender value of bank owned life insurance averaged $1.2 billion during each of the two most recent quarters, and $1.1 billion in the second quarter of 2007. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.”
     The contribution of net interest-free funds to net interest margin was .37% in the recent quarter, compared with .59% in the second quarter of 2007 and .44% in the first quarter of 2008. The contribution of net interest-free funds to net interest margin for the first half of the year was .40% in 2008 and .60% in 2007. The decrease in the contribution to net interest margin ascribed to net interest-free funds in the 2008 periods as compared with the similar 2007 periods resulted largely from the impact of lower interest rates on interest-bearing liabilities used to value such contribution.
     Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.39% in the recent quarter, down from 3.67% in the similar quarter of 2007, but 1 basis point higher than 3.38% in the initial quarter of 2008. During the first six months of 2008 and 2007, the net interest margin was 3.38% and 3.66%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

     Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was approximately $1.2 billion at June 30, 2008, $902 million at June 30, 2007 and $2.3 billion at December 31, 2007. Under the terms of all of the swap agreements outstanding at June 30, 2008 and 2007, and $842 million of the swap agreements outstanding at December 31, 2007, the Company received payments based on the outstanding notional amount of the swap agreements at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate time deposits and long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at June 30, 2008 or at June 30, 2007. Under the terms of the additional $1.5 billion of swap agreements outstanding at the 2007 year-end, the Company paid a fixed rate of interest and received a variable rate. Those agreements had been designated as cash flow hedges of certain variable rate long-term borrowings. During the first quarter of 2008, those swap agreements were terminated by the Company resulting in the realization of a loss of $37 million. That loss is being amortized over the original hedge period as an adjustment to interest expense associated with the previously hedged long-term borrowings.
     In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the three- and six-month periods ended June 30, 2008 and 2007 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented losses of approximately $8 million and $32 million at June 30, 2008 and 2007, respectively, and a gain of $17 million at December 31, 2007. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The estimated fair values of interest rate swap agreements designated as cash flow hedges were losses of approximately $17 million at December 31, 2007. No interest rate swap agreements were designated as cash flow hedges at either June 30, 2008 or 2007. The changes in the fair values of the interest rate swap agreements and the hedged items result from the effects of changing interest rates.
     The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 6.22% and 4.37%, respectively, at June 30, 2008. The average notional amounts of interest rate swap agreements and the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table.

INTEREST RATE SWAP AGREEMENTS
Dollars in thousands

	Three months ended June 30
	2008		2007
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(4,901)	(.04)	1,289	.01

Net interest income/margin	$4,901	.04%	$(1,289)	(.01)%

Average notional amount	$1,126,582		$881,362

Rate received**		6.48%		6.05%
Rate paid**		4.73%		6.63%

	Six months ended June 30
	2008		2007
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(6,341)	(.03)	2,644	.01

Net interest income/margin	$6,341	.02%	$(2,644)	(.01)%

Average notional amount	$1,425,840		$938,512

Rate received**		6.00%		5.87%
Rate paid**		5.11%		6.43%

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
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
     The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $1.6 billion, $2.2 billion and $4.2 billion at June 30, 2008, June 30, 2007 and December 31, 2007, respectively. In general, these borrowings were unsecured and matured on the following business day. As already noted, offshore branch deposits and brokered certificates of deposit have been used by the Company as alternatives to short-term borrowings. Offshore branch deposits also generally mature on the next business day and totaled $5.8 billion at June 30, 2008, $6.6 billion at June 30, 2007 and $5.9 billion at December 31, 2007. Outstanding brokered time deposits at June 30, 2008, June 30, 2007 and December 31, 2007 were $1.5 billion, $1.9 billion and $1.8 billion, respectively. At June 30, 2008, the weighted-average remaining term to maturity of brokered time deposits was 11 months. Certain of these brokered time deposits have provisions that allow for early redemption.
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
     Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by direct-pay letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $21 million and $14 million at June 30, 2008 and 2007, respectively, and $63 million at December 31, 2007. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was approximately $1.7 billion at each of June 30, 2008, June 30, 2007 and December 31, 2007. M&T Bank also serves as remarketing agent for most of those bonds.
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
     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at June 30, 2008 approximately $590 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities, including $350 million of Enhanced Trust Preferred Securities issued by M&T Capital Trust IV in January 2008, and the issuance by M&T of $300 million of senior notes payable during the second quarter of 2007. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 4 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at June 30, 2008 or at December 31, 2007.
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

     The accompanying table as of June 30, 2008 and December 31, 2007 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
Changes in interest rates	June 30, 2008	December 31, 2007
+200 basis points	$29,229	4,707
+100 basis points	14,665	(996)
-100 basis points	(17,106)	(16,432)
-200 basis points	(27,808)	(24,284)
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
     The Company engages in trading activities to meet the financial needs of customers, to fund the Company’s obligations under certain deferred compensation plans and, to a limited extent, to profit from perceived market opportunities. Financial instruments utilized in trading activities consist predominantly of interest rate contracts, such as swap agreements, and forward and futures contracts related to foreign currencies, but have also included forward and futures contracts related to mortgage-backed securities and investments in U.S. Treasury and other government securities, mortgage-backed securities and mutual funds, and as previously described, a limited number of VRDBs. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The amounts of gross and net trading positions, as well as the type of trading activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by management and approved by M&T’s Board of Directors. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading activities.

     The notional amounts of interest rate contracts entered into for trading purposes totaled $13.5 billion at June 30, 2008, compared with $8.4 billion and $11.7 billion at June 30, 2007 and December 31, 2007, respectively. The increase in the notional amounts of such contracts from June 30, 2007 to December 31, 2007 and June 30, 2008 was due largely to increased commercial lending volumes and the desire of commercial customers to use swap agreements to modify the characteristics of their borrowings. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $973 million, $798 million and $801 million at June 30, 2008, June 30, 2007 and December 31, 2007, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities totaled $243 million and $148 million, respectively, at June 30, 2008, $152 million and $71 million, respectively, at June 30, 2007, and $281 million and $143 million, respectively, at December 31, 2007. The higher asset and liability balances at June 30, 2008 and December 31, 2007 as compared with June 30, 2007 were the result of higher interest rate swap agreements in the trading portfolio, for which the related fair values largely offset each other, as the Company generally enters into offsetting positions. Included in trading account assets were assets related to deferred compensation plans totaling $43 million at June 30, 2008 and $47 million at June 30 and December 31, 2007. Changes in the fair value of such assets are recorded as trading account and foreign exchange gains in the consolidated statement of income. Included in other liabilities in the consolidated balance sheet at June 30, 2008 were $45 million of liabilities related to deferred compensation plans, while at June 30, 2007 and at December 31, 2007, $50 million of such liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.
     Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions related to the Company’s trading activities.
Provision for Credit Losses
The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the second quarter of 2008 was $100 million, compared with $30 million in the year-earlier quarter and $60 million in the first quarter of 2008. For the six-month periods ended June 30, 2008 and 2007, the provision for credit losses was $160 million and $57 million, respectively. The higher levels of the provision in the 2008 periods as compared with the 2007 periods reflect the impact of declining real estate valuations and higher delinquencies and charge-offs related to the Company’s alternative (“Alt-A”) residential real estate loan portfolio and to the residential real estate builder and developer loan portfolio.
     Through early 2007, the Company had been an active participant in the origination of Alt-A residential real estate loans and the sale of such loans in the secondary market. Alt-A loans originated by the Company typically included some form of limited documentation requirements as compared with more traditional residential real estate loans. Unfavorable market conditions during the first quarter of 2007, including a lack of liquidity by previously active purchasers, impacted the Company’s willingness to sell Alt-A loans, as an auction of such loans initiated by the Company at that time received fewer bids than normal and the pricing of those bids was substantially lower than expected. As a result, $883 million of Alt-A loans previously held for sale (including $808 million of first mortgage loans and $75 million of second mortgage loans) were transferred in March 2007 to the Company’s held-for-investment loan portfolio. In total, Alt-A residential mortgage loans aggregated $1.1 billion, $1.3 billion and $1.2 billion at June 30, 2008, June 30, 2007 and December 31, 2007, respectively, and included $48 million, $74 million and $59 million of second mortgage loans at those respective dates. This Alt-A portfolio of first and second mortgage loans has experienced higher delinquencies and charge-offs than the Company’s other first and second mortgage loans.
     The Company’s portfolio of loans to builders and developers of residential real estate totaled $2.1 billion at each of June 30, 2008 and December 31, 2007, compared with $2.0 billion at June 30, 2007. This portfolio has experienced increasing delinquencies and charge-offs during 2008, particularly related to properties in the Mid-Atlantic region of the United States.
     Net loan charge-offs were $99 million in the recent quarter, compared with $22 million in the second quarter of 2007 and $46 million in the initial 2008 quarter. Net charge-offs as an annualized percentage of average loans and leases were .81% in the recently completed quarter, compared with .20% and .38% in the quarters ended June 30, 2007 and March 31, 2008, respectively. Net charge-offs for the six-month period ended June 30 aggregated $145 million in 2008 and $39 million in 2007, representing .59% and ..18%, respectively, of average loans and leases. A summary of net charge–offs by loan type follows.
NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In thousands

	2008
			Year
	1st Qtr.	2nd Qtr.	to-date
Commercial, financial, etc.	$4,377	20,284	24,661
Real estate:
Commercial	4,380	39,559	43,939
Residential	15,097	12,490	27,587
Consumer	21,961	26,888	48,849

	$45,815	99,221	145,036

	2007
			Year
	1st Qtr.	2nd Qtr.	to-date
Commercial, financial, etc.	$4,533	7,393	11,926
Real estate:
Commercial	671	1,021	1,692
Residential	1,369	2,483	3,852
Consumer	10,618	10,722	21,340

	$17,191	21,619	38,810

     Net charge-offs of commercial loans and leases in the recent quarter reflect an $8 million partial charge-off of a relationship with a workforce service provider. Included in net charge-offs of commercial real estate loans were net charge-offs of loans to residential homebuilders and developers of $38 million and $3 million for the quarters ended June 30 and March 31, 2008, respectively. There were no such loans charged off in the quarter ended June 30, 2007. Essentially all of the $38 million of net charge-offs in the second quarter of 2008 were related to real estate located in the Mid-Atlantic region. The impact of declining real estate values that has contributed to higher levels of residential real estate loan delinquencies and charge-offs has been particularly noteworthy in the $1.1 billion portfolio of Alt-A residential mortgage loans held by the Company. Net charge-offs of Alt-A first mortgage loans in the second quarter of 2008 were $10 million, compared with $2 million and $12 million during the quarters ended June 30, 2007 and March 31, 2008, respectively. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended June 30, 2008, June 30, 2007 and March 31, 2008, respectively, of: indirect automobile loans of $11 million, $5 million and $10 million; recreational vehicle loans of $5 million, $3 million and $3 million; and home equity loans and lines of credit, including Alt-A second lien loans, of $9 million, $2 million and $6 million. Including both first and second lien mortgages, net charge-offs of Alt-A loans totaled $15 million, $3 million and $16 million for the quarters ended June 30, 2008, June 30, 2007 and March 31, 2008, respectively.
     Nonperforming loans, consisting of nonaccrual and restructured loans, totaled $587 million or 1.20% of total loans and leases outstanding at June 30, 2008, compared with $296 million or .68% at June 30, 2007, $447 million or .93% at December 31, 2007, and $495 million or 1.00% at March 31, 2008. Major factors contributing to the rise in nonperforming loans from the second quarter of 2007 were a $139 million increase in residential real estate loans and a $124 million rise in loans to builders and developers of residential real estate. The increase in nonperforming residential real estate loans was the result of the residential real estate market turmoil and its impact on the portfolio of Alt-A loans and also reflected a change in accounting procedure in December 2007 whereby residential real estate loans previously classified as nonaccrual when payments were 180 days past due now stop accruing interest when principal or interest is delinquent 90 days. The impact of the acceleration of the classification of such loans as nonaccrual resulted in an increase in nonperforming loans of $65 million, $84 million and $79 million at June 30, 2008, December 31, 2007 and March 31, 2008, respectively. The higher level of nonaccrual loans to builders and developers was largely due to deteriorating residential real estate values. The most significant factor contributing to the higher level of nonperforming loans at June 30, 2008 as compared with December 31, 2007 and March 31, 2008 was the addition of loans to builders and developers of residential real estate.
     Accruing loans past due 90 days or more were $94 million or .19% of total loans and leases at June 30, 2008, compared with $135 million or .31% a year earlier, $77 million or .16% at December 31, 2007 and $81 million or .17% at March 31, 2008. Those loans included $89 million, $70 million, $73 million and $77 million at June 30, 2008, June 30, 2007, December 31, 2007 and March 31, 2008, respectively, of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government–related entities and totaled $78 million, $58 million, $67 million and $72 million at June 30, 2008, June 30, 2007, December 31, 2007 and March 31, 2008, respectively. Loans past due 90 days or more and accruing interest that were guaranteed by government-related entities also included foreign commercial and industrial loans supported by the Export-Import Bank of the United States that totaled $10 million at June 30, 2008, compared with $12 million a year earlier, $5 million at December 31, 2007 and $4 million at March 31, 2008.
     Commercial loans and leases classified as nonperforming aggregated $90 million at June 30, 2008, $115 million at June 30, 2007, $79 million at December 31, 2007 and $85 million at March 31, 2008. The decline in such loans from June 30, 2007 to the last three quarter-ends was due, in part, to a reduction of nonperforming loans to automobile dealers predominantly due to payments received. The rise in nonperforming commercial loans and leases at the current quarter-end as compared with December 31, 2007 and March 31, 2008 was largely due to the recent quarter’s addition of a $16 million relationship with a publishing company.
     Nonperforming commercial real estate loans totaled $227 million at June 30, 2008, $72 million at June 30, 2007, $118 million at December 31, 2007 and $141 million at March 31, 2008. Included in nonperforming commercial real estate loans were loans to residential homebuilders and developers of $161 million, $37 million, $85 million and $94 million at June 30, 2008, June 30, 2007, December 31, 2007 and March 31, 2008, respectively, reflecting the impact of the downturn in the residential real estate market, including declining real estate values. The collateral securing those loans is largely located in the Mid-Atlantic region.
     Residential real estate loans classified as nonperforming were $200 million at June 30, 2008, $61 million at June 30, 2007, $181 million at December 31, 2007 and $198 million at March 31, 2008. As already noted, the significant increase in such loans from June 30, 2007 reflects the turmoil present in the residential real estate marketplace that has resulted in declining property values as well as the effect of the change in accounting procedure for nonaccrual residential real estate loans that became effective during the fourth quarter of 2007. Included in nonperforming residential real estate loans were nonperforming Alt-A loans which totaled $106 million, $19 million, $90 million and $107 million at June 30, 2008, June 30, 2007, December 31, 2007 and March 31, 2008, respectively. Residential real estate loans past due 90 days or more and accruing interest totaled $78 million at June 30, 2008, compared with $110 million a year-earlier, and $66 million and $72 million at December 31, 2007 and March 31, 2008, respectively. Such amounts consist predominantly of guaranteed loans repurchased from government-related entities.
     Nonperforming consumer loans and leases totaled $70 million at the recent quarter-end, compared with $48 million a year earlier, $69 million at December 31, 2007 and $71 million at March 31, 2008. Included in nonperforming consumer loans and leases at June 30, 2008, June 30, 2007, December 31, 2007 and March 31, 2008 were indirect automobile loans of $33 million, $22 million, $30 million and $32 million, respectively; recreational vehicle loans of $11 million, $4 million, $11 million and $12 million, respectively; and outstanding balances of home equity lines of credit of $13 million, $9 million, $12 million and $13 million, respectively. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .67% and .47% at June 30, 2008 and 2007, respectively, .61% at December 31, 2007 and .63% at March 31, 2008.
     Assets acquired in settlement of defaulted loans were $53 million at each of June 30 and March 31, 2008, compared with $18 million at June 30, 2007 and $40 million at December 31, 2007. The increases from June 30, 2007 resulted from higher residential real estate loan defaults.

     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE LOAN DATA
Dollars in thousands

	2008 Quarters		2007 Quarters
	Second	First	Fourth	Third	Second
Nonaccrual loans	$568,460	477,436	431,282	356,438	282,133
Renegotiated loans	18,905	17,084	15,884	14,953	13,706

Total nonperforming loans	587,365	494,520	447,166	371,391	295,839
Real estate and other assets owned	52,606	52,805	40,175	22,080	17,837

Total nonperforming assets	$639,971	547,325	487,341	393,471	313,676

Accruing loans past due 90 days or more*	$93,894	81,316	77,319	140,313	134,906

Government guaranteed loans included in totals above:
Nonperforming loans	$24,658	22,320	19,125	15,999	16,717
Accruing loans past due 90 days or more	89,163	76,511	72,705	69,956	69,563

Nonperforming loans to total loans and leases, net of unearned discount	1.20%	1.00%	.93%	.83%	.68%
Nonperforming assets to total net loans and leases and real estate and other assets owned	1.30%	1.11%	1.01%	.88%	.72%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.19%	.17%	.16%	.31%	.31%

*	Predominantly residential mortgage loans.
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
     Management cautiously and conservatively evaluated the allowance for credit losses as of June 30, 2008 in light of (i) the declining residential real estate values and emergence of higher levels of delinquencies of residential real estate loans; (ii) the sluggish pace of economic growth in many of the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company in late 2007 and early 2008. Although the national economy experienced moderate growth in 2007 with inflation being reasonably well contained, concerns exist in 2008 about a deepening economic downturn in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; sluggish job creation and rising unemployment, which could cause consumer spending to slow; the underlying impact on businesses’ operations and abilities to repay loans should consumer spending slow; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued slowing of domestic automobile sales.
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
     Management believes that the allowance for credit losses at June 30, 2008 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $774 million, or 1.58% of total loans and leases at June 30, 2008, compared with $668 million or 1.53% a year earlier, $759 million or 1.58% at December 31, 2007 and $774 million or 1.57% at March 31, 2008. The increase in the level of the allowance as a percentage of outstanding loans and leases since June 30, 2007 reflects management’s evaluation of the loan and lease portfolio as described herein, including the impact of lower real estate values and higher levels of delinquencies and charge-offs in the Company’s portfolio of Alt-A residential real estate loans and in the residential real estate builder and developer loan portfolio. The December 2007 change in accounting procedure that accelerated the recognition of charge-offs on residential real estate loans and home equity lines of credit has damped the rise in the allowance as a percentage of loans. The excess of such loan balances over the net realizable value of the property collateralizing the loan is now charged off when the loans become 150 days delinquent, whereas previously the Company provided an allowance for credit losses for such amounts and charged off loans upon foreclosure of the underlying property. Nevertheless, should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonperforming loans was 132% at June

30, 2008, compared with 226% a year earlier, 170% at December 31, 2007 and 156% at March 31, 2008. Given the Company’s position as a secured lender, changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.
Other Income
Other income aggregated $271 million in the second quarter of 2008, down 4% from $283 million in the year-earlier quarter and 13% below $313 million in the first quarter of 2008. The decrease in such income in the recent quarter as compared with the second quarter of 2007 was due largely to a recent quarter loss of $13 million related to M&T’s pro-rata portion of the operating results of BLG, compared with earnings of $8 million in last year’s second quarter, and losses on investment securities of $5 million during the recent quarter. Partially offsetting those factors were increases in deposit account service charges and higher income from providing trust and mortgage banking services. The decline in other income from the first quarter of 2008 was predominantly the result of the $33 million gain realized in 2008’s initial quarter from the mandatory sale of a portion of M&T’s common stock holdings of Visa and a $12 million decline in the contribution from M&T’s pro-rata portion of the operating results of BLG. Partially offsetting those decreases were higher deposit account service charges.
     Mortgage banking revenues were $38 million in the recent quarter, up 8% from $36 million in the similar quarter of 2007, but down 5% from $40 million in the initial quarter of 2008. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities is largely comprised of the origination, sales and servicing of loans in conjunction with the FNMA Delegated Underwriting and Servicing (“DUS”) program.
     Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $27 million in the recent quarter, compared with $28 million in the year-earlier period and $32 million in the first quarter of 2008. Contributing to the increased revenues in 2008’s first quarter as compared with the second quarters of 2008 and 2007 was the adoption of SEC Staff Accounting Bulletin (“SAB”) No. 109 for written loan commitments issued or modified after January 1, 2008. In November 2007, the SEC issued SAB No. 109, which reversed previous conclusions expressed by the SEC staff regarding written loan commitments that are accounted for at fair value through earnings. Specifically, the SEC staff now believes that the expected net future cash flows related to the associated servicing of the loan should be included in the fair value measurement of the derivative loan commitment. In accordance with SAB No. 105, “Application of Accounting Principles to Loan Commitments,” the Company had not included such amounts in the value of loan commitments accounted for as derivatives in 2007. As a result of the Company’s adoption of required changes in accounting pronouncements on January 1, 2008, an additional $5 million of residential mortgage banking revenues were recognized during the first quarter of 2008.
     Residential mortgage loans originated for sale to other investors were approximately $1.2 billion during each of the three-month periods ended March 31 and June 30, 2008, compared with $1.4 billion during the second quarter of 2007. Residential mortgage loans sold to investors totaled $1.3 billion in each of the second quarters of 2008 and 2007, compared with $1.1 billion in the first quarter of 2008. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $6 million in the recent quarter, compared with gains of $8 million in the second quarter of 2007 and $10 million in the first quarter of 2008.
     Revenues from servicing residential mortgage loans for others were $20 million in each of the first two 2008 quarters, compared with $18 million in the second quarter of 2007. Included in servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans which totaled $7 million in the two most recent quarters, compared with $5 million in the second quarter of 2007. Residential mortgage loans serviced for others totaled $21.0 billion at June 30, 2008, compared with $17.1 billion at June 30, 2007 and $19.4 billion at December 31, 2007, including the small balance commercial mortgage loans noted above of approximately $5.8 billion and $3.4 billion at June 30, 2008 and 2007, respectively, and $4.9 billion at December 31, 2007. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $173 million at June 30, 2008, compared with $161 million a year earlier and $170 million at December 31, 2007. Included in capitalized residential mortgage servicing assets were $64 million at June 30, 2008, $43 million at June 30, 2007 and $57 million at December 31, 2007 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Servicing rights for the small balance commercial mortgage loans were purchased from BLG or its affiliates. In addition, at June 30, 2008, capitalized servicing rights included $32 million for servicing rights for $4.3 billion of residential real estate loans that were purchased from affiliates of BLG. Additional information about the Company’s relationship with BLG and its affiliates is provided in note 9 of Notes to Financial Statements.
     Loans held for sale that are secured by residential real estate totaled $612 million at June 30, 2008, $1.0 billion at June 30, 2007 and $774 million at December 31, 2007. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $671 million and $477 million, respectively, at June 30, 2008, $1.0 billion and $549 million, respectively, at June 30, 2007, and $772 million and $492 million, respectively, at December 31, 2007. Net unrealized losses on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $5 million at June 30, 2008, $3 million at June 30, 2007 and $7 million at December 31, 2007. Changes in such net unrealized losses are recorded in mortgage banking revenues and resulted in net decreases in revenues of $3 million and $2 million in the recent quarter and the second quarter of 2007, respectively, compared with a net increase of $5 million in the first quarter of 2008.
     Commercial mortgage banking revenues were $11 million and $7 million in the second quarters of 2008 and 2007, respectively, and $8 million in the first quarter of 2008. Included in such amounts were revenues from loan origination and sales activities of $8 million and $4 million in the second quarters of 2008 and 2007, respectively, and $5 million in the initial 2008 quarter. The aforementioned adoption of required accounting changes prescribed by SAB No. 109 for written loan commitments accounted for as derivatives resulted in the accelerated recognition of approximately $2 million of commercial mortgage banking revenues during the first quarter of 2008. Commercial mortgage loan servicing revenues were $3 million in each of the second quarters of 2008 and 2007 and in the first quarter of 2008. Capitalized commercial mortgage servicing assets totaled $23 million and $21 million at June 30, 2008 and 2007, respectively, and $20 million at December 31, 2007. Commercial mortgage loans held for sale at June 30, 2008 and 2007 were $41 million and $30 million, respectively, and $79 million at December 31, 2007. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $109 million and $68 million, respectively, at June 30, 2008, $99 million and $69 million, respectively, at June 30, 2007 and $176 million and $97 million, respectively, at December 31, 2007. Net unrealized gains on commercial mortgage loans held for sale, commitments to sell commercial mortgage loans, and commitments to originate commercial mortgage loans for sale were $1 million at June 30, 2008. There were no net unrealized gains or losses on commercial mortgage loans held for sale and the related commitments at June 30 or December 31, 2007.
     Service charges on deposit accounts aggregated $110 million in the second quarter of 2008, compared with $105 million in the year-earlier quarter and $103 million in the first quarter of 2008. The increase from the immediately preceding quarter related to consumer deposit service charges and was due, in part, to lower seasonal volume levels typically experienced in the first quarter of each year. The increase from the year-earlier quarter reflects higher commercial service charges and consumer debit card interchange fees. Such increase also reflects the impact of the fourth quarter 2007 acquisition transactions. Trust income aggregated $40 million in each of the first and second quarters of 2008, and $38 million in last year’s second quarter. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $17 million in each of the second quarters of 2008 and 2007, compared with $15 million in the first quarter of 2008. Trading account and foreign exchange activity resulted in gains of $7 million during the second quarters of 2008 and 2007, and $5 million in the initial 2008 quarter.
     M&T’s pro-rata share of the operating income or loss of BLG in the recent quarter was a loss of $13 million, compared with a gain of $8 million in the second quarter of 2007 and a loss of $1 million in the first 2008 quarter. The decline in the operating results of BLG resulted from the disruptions in the commercial mortgage-backed securities market and reflected lower gains from loan securitization and sales activities, lower values ascribed to loans held for sale, and operating losses due to costs incurred in the recent quarter associated with severance and certain lease terminations. Despite the credit and liquidity disruptions that began in 2007, BLG had been successfully securitizing and selling significant volumes of small-balance commercial real estate loans up until the first quarter of 2008. In response to the deteriorating market conditions, BLG has reduced its originations activities, scaled back its workforce and begun using its contingent liquidity sources. The Company anticipates operating losses at BLG in the third quarter of 2008 due largely to reduced volume of and pricing for loan sales, as well as additional severance costs, but believes BLG has sufficient liquidity and an appropriately-sized business plan to preserve its franchise through this time of reduced liquidity in the securitization market. BLG is also evaluating alternatives for the placement of small-balance commercial real estate loan originations should the securitization market not improve. Significant fluctuations are expected as part of the normal business cycle of any mortgage origination and securitization business. The Company believes that the fundamental business model of BLG has not been significantly altered as a result of the market turmoil in the first two quarters of 2008 and that when sufficient liquidity returns to the marketplace, BLG should be capable of returning to a normalized business plan. Additionally, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings. Nevertheless, if BLG is not able to realize sufficient cash flows for the benefit of M&T, the Company may be required to recognize an other-than-temporary impairment charge for some portion of the $295 million book value of its investment in BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 9 of Notes to Financial Statements.

     Other revenues from operations totaled $77 million in the second quarter of 2008, compared with $73 million in the corresponding 2007 quarter and $76 million in the first quarter of 2008. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $25 million and $22 million in the second quarter of 2008 and 2007, respectively, and $28 million in the first quarter of 2008. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $11 million in each of the second quarters of 2008 and 2007 and $12 million in the first quarter of 2008. Revenues from merchant discount and credit card fees were $10 million in each of the last two quarters, compared with $9 million in the quarter ended June 30, 2007. Insurance-related sales commissions and other revenues totaled $8 million in each of the second quarters of 2008 and 2007, and $9 million in 2008’s first quarter.
     Other income increased 12% to $584 million in the first half of 2008 from $520 million in the corresponding period in 2007. Increases in mortgage banking revenues, service charges on deposit accounts, gains on bank investment securities, and revenues from providing trust, loan syndication and brokerage services, were partially offset by losses from M&T’s investment in BLG.
     Mortgage banking revenues were $78 million for the six-month period ended June 30, 2008, 58% above $49 million in the year-earlier period. Residential mortgage banking revenues increased to $60 million in the first half of 2008 from $35 million in the similar period of 2007. Residential mortgage loans originated for sale to other investors during the first six months of 2008 totaled $2.4 billion, compared with $2.9 billion in the corresponding 2007 period. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized unrealized gains and losses on residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $17 million during the six-month period ended June 30, 2008, compared with a loss of $5 million during the first six months of 2007. Reflected in the 2008 gains were approximately $7 million of revenues related to the January 1, 2008 adoption of SAB No. 109. Included in the 2007 loss was $18 million of losses related to Alt-A residential mortgage loans that were recognized during the first quarter of 2007. As previously discussed, in March 2007 the Company transferred $883 million of Alt-A loans originally held for sale to its held-for-investment loan portfolio. In accordance with GAAP, loans held for sale must be recorded at the lower of cost or market value. Accordingly, prior to reclassifying the Alt-A mortgage loans to the held-for-investment portfolio, the carrying value of such loans was reduced by $12 million. Those loans were reclassified because management believed at that time that the value of the Alt-A residential real estate loans was greater than the amount implied by the few bidders who were active in the market. Additionally, the Company may be contractually obligated to repurchase some previously sold residential real estate loans that do not ultimately meet investor sale criteria, including instances where mortgagors failed to make timely payments during the first 90 days subsequent to the sale date. Requests from investors for the Company to repurchase residential real estate loans increased significantly in early 2007, particularly related to Alt-A loans. As a result, during 2007’s first quarter the Company reduced mortgage banking revenues by $6 million related to declines in market values of previously sold residential real estate loans that the Company may be required to repurchase. Most of those loans have not been repurchased as of June 30, 2008.
     Revenues from servicing residential mortgage loans for others were $40 million and $35 million for the first half of 2008 and 2007, respectively. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small balance commercial mortgage loans of $14 million and $9 million for the first six months of 2008 and 2007, respectively. Commercial mortgage banking revenues totaled $19 million during the first half of 2008, up from $14 million in the similar 2007 period due to higher revenues from loan origination and sales activities.
     Service charges on deposit accounts rose 7% to $214 million during the first half of 2008 from $199 million in the similar 2007 period, reflecting increases in both commercial and consumer service charges, the latter predominantly related to debit card usage. Trust income increased 8% to $81 million from $75 million a year earlier, due largely to higher fee income from proprietary mutual funds. Brokerage services income increased 3% to $33 million during the first six months of 2008 from $32 million in the corresponding 2007 period. Trading account and foreign exchange activity resulted in gains of $11 million and $13 million for the six-month periods ended June 30, 2008 and 2007, respectively. M&T’s February 2007 investment in BLG resulted in losses of $14 million for the six months ended June 30, 2008, compared with income of $6 million a year earlier. Investment securities gains totaled $28 million for the six-month period ended June 30, 2008, compared with gains of $1 million in the corresponding 2007 period. The increase was due to the recognition of the $33 million gain from the redemption of common shares of Visa during the first quarter of 2008, partially offset by the previously noted $6 million other-than-temporary impairment charge in the recent quarter related to one private collateralized mortgage obligation. Other revenues from operations were $153 million in the first six months of 2008 and $144 million in the corresponding 2007 period. Included in other revenues from operations during the six-month periods ended June 30, 2008 and 2007 were letter of credit and other credit-related fees of $54 million and $43 million, respectively, income from bank owned life insurance of $23 million and $22 million, respectively, merchant discount and credit card fees of $19 million and $17 million, respectively, and insurance-related sales commissions and other revenues of $18 million and $16 million, respectively.
Other Expense
Other expense totaled $420 million in the second quarter of 2008, 7% higher than $393 million in the corresponding quarter of 2007, but 1% lower than $426 million in the first 2008 quarter. Included in the amounts noted above are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $17 million in the second quarter of 2008, $16 million in the second quarter of 2007 and $18 million in the first quarter of 2008, and merger-related expenses of $4 million in the three-month period ended March 31, 2008. There were no merger-related expenses in the second quarters of 2008 or 2007. Exclusive of these nonoperating expenses, noninterest operating expenses totaled $403 million in the recent quarter, compared with $376 million in the year-earlier quarter and $404 million in the first quarter of 2008.
     Other expense for the first two quarters of 2008 aggregated $845 million, up 7% from $792 million in the similar period of 2007. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $35 million in each of the first six months of 2008 and 2007, and merger-related expenses of $4 million in the first six months of 2008. Exclusive of these nonoperating expenses, noninterest operating expenses for the six-month period ended June 30, 2008 increased 7% to $807 million from $757 million in the corresponding 2007 period. Table 2 provides a reconciliation of other expense to noninterest operating expense.

     Salaries and employee benefits expense totaled $236 million in the recent quarter, compared with $225 million in the second quarter of 2007 and $252 million in the initial quarter of 2008. The higher expense level in the recent quarter as compared with the year-earlier quarter was largely the result of higher salaries-related costs, reflecting the impact of the fourth quarter 2007 acquisition transactions, annual merit increases, and incentive compensation. The decline in salaries and benefits expense in the second quarter of 2008 as compared with the immediately preceding quarter was largely due to lower stock-based compensation, payroll-related taxes and Company contributions for retirement savings plan benefits related to annual incentive compensation awards made in 2008’s first quarter. For the first six months of 2008, salaries and employee benefits expense rose 6% to $488 million from $461 million in the similar 2007 period. The largest factor leading to the increase was higher salaries-related costs, reflecting the impact of the fourth quarter 2007 acquisition transactions, annual merit increases and higher incentive compensation costs. The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). As required, the Company has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during each of the first quarters of 2008 and 2007 included $8 million that would have been recognized over the normal four-year vesting period if not for the accelerated expense recognition provisions of SFAS No. 123R. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and benefits expense included stock-based compensation of $10 million, $11 million and $18 million during the quarters ended June 30, 2008, June 30, 2007 and March 31, 2008, and $29 million and $30 million for the six-month periods ended June 30, 2008 and 2007, respectively. The number of full-time equivalent employees was 13,052 at June 30, 2008, 12,701 at June 30, 2007, 13,246 at December 31, 2007 and 12,854 at March 31, 2008.
     As noted previously, during the first quarter of 2008, the Company reversed approximately $15 million of the $23 million accrued during the fourth quarter of 2007 for the Visa Covered Litigation. Excluding the nonoperating expense items described earlier from each quarter and the impact of the Covered Litigation-related accrual activity from the first quarter of 2008, nonpersonnel operating expenses were $167 million in the two most recent quarters, compared with $151 million in the second quarter of 2007. On the same basis, such expenses were $334 million and $295 million during the first six months of 2008 and 2007, respectively. The rise in nonpersonnel operating expenses in 2008’s second quarter as compared with the year-earlier quarter was due, in part, to higher costs for professional services, increased expenses related to the foreclosure process for residential real estate properties, and higher occupancy and advertising costs. As compared with the initial quarter of 2008, the recent quarter reflected higher costs for professional services, increased expenses related to the foreclosure process for residential real estate properties and higher advertising costs, offset predominantly by changes to the valuation allowance for the impairment of capitalized residential mortgage servicing rights. During the recent quarter, there was a $9 million reversal of a portion of such valuation allowance, while there was a $5 million addition to the valuation allowance in the first quarter of 2008. During the second quarter of 2007, a $5 million partial reversal of the valuation allowance was recorded. Contributing to the rise in nonpersonnel operating expenses in the first half of 2008 as compared with 2007 were higher costs for professional services, increased expenses related to the foreclosure process for residential real estate properties and higher advertising costs. For the six-month period ended June 30, partial reversals of the valuation allowance for the impairment of capitalized residential mortgage servicing rights totaled $5 million in 2008 and $6 million in 2007.

     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 52.4% during the recent quarter, compared with 50.2% during the year-earlier quarter and 52.8% in the first quarter of 2008. The efficiency ratios for the six-month periods ended June 30, 2008 and 2007 were 52.6% and 52.5%, respectively. Noninterest operating expenses used in calculating the efficiency ratio do not include the acquisition-related costs and amortization of core deposit and other intangible assets noted earlier, but do reflect the previously mentioned amounts associated with the Covered Litigation. If charges for amortization of core deposit and other intangible assets were included, the efficiency ratio for the three-month periods ended June 30, 2008, June 30, 2007 and March 31, 2008 would have been 54.6%, 52.4% and 55.3%, respectively, and for the six-month periods ended June 30, 2008 and 2007 would have been 54.9% and 55.0%, respectively.
Income Taxes
The provision for income taxes for the second quarter of 2008 was $78 million, compared with $108 million and $104 million in the second quarter of 2007 and first quarter of 2008, respectively. The effective tax rates were 32.7%, 33.6% and 33.9% for the quarters ended June 30, 2008, June 30, 2007 and March 31, 2008, respectively. For the first half of 2008 and 2007, the provision for income taxes totaled $181 million and $193 million, respectively, and the effective tax rates were 33.4% and 33.1%, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax and by the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions.
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
Capital
Stockholders’ equity was $6.5 billion at June 30, 2008, representing 9.89% of total assets, compared with $6.2 billion or 10.67% of total assets a year earlier and $6.5 billion or 10.00% at December 31, 2007. On a per share basis, stockholders’ equity was $59.12 at June 30, 2008, compared with $57.59 and $58.99 at June 30 and December 31, 2007, respectively. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $28.50 at the end of 2008’s second quarter, compared with $28.66 a year earlier and $27.98 at December 31, 2007. A reconciliation of total stockholders’ equity and tangible equity as of each of those respective dates is presented in table 2.
     Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, gains or losses associated with interest rate swap agreements designated as cash flow hedges, and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on available-for-sale investment securities, net of applicable tax effect, were $272 million, or $2.46 per common share, at June 30, 2008, compared with similar losses of $40 million, or $.37 per share, at June 30, 2007 and $59 million, or $.54 per share, at December 31, 2007. Such unrealized losses are generally due to changes in interest rates and/or a temporary lack of liquidity in the market, and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. Reflected in net unrealized losses at June 30, 2008 were pre-tax effect unrealized losses of $430 million on available-for-sale investment securities with an amortized cost of $6.2 billion and pre-tax effect unrealized gains of $27 million on securities with an amortized cost of $2.2 billion. The pre-tax effect unrealized losses reflect $302 million of losses on $3.6 billion of privately issued collateralized mortgage obligations ($104 million of such unrealized losses were on $893 million of securities using a Level 3 valuation, with the remainder classified as Level 2 valuations), $42 million of losses on $162 million of preferred stock issued by FNMA and the Federal Home Loan Mortgage Corporation (considered Level 2 valuations), and $40 million of losses on $216 million of trust preferred securities issued by financial institutions (considered Level 2 valuations).
     During the second quarter of 2008, an other-than-temporary impairment charge of $6 million (pre-tax) was recorded on one floating rate private collateralized mortgage obligation that was backed by option adjustable rate residential mortgages. As of June 30, 2008, based on a review of each of the other collateralized mortgage obligations noted above, the Company believed that it will receive all principal and interest payments on such securities. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at June 30, 2008. Substantially all of the $42 million of unrealized losses on the variable-rate preferred stock issuances of government-sponsored entities occurred since late-2007. The Company concluded that as of June 30, 2008, the impairment was largely attributable to a temporary widening of rate of return spreads required by market participants that has resulted from the current interest rate environment and a lack of trading activity for such securities, reflecting the housing market downturn and its possible impact on those government-sponsored agencies. The United States Treasury Department and the Federal Reserve Board have publicly expressed Federal government support for FNMA and FHLMC and obtained approval for measures to provide liquidity and capital to the agencies, if necessary. These measures, coupled with changes in the level of interest rates and rate of return spreads, could significantly enhance the valuation of these investment securities. As such, the Company believed that as of June 30, 2008 it was not appropriate to conclude that the unrealized losses on those securities represented an other-than-temporary impairment. The Company intends to closely monitor legislative, regulatory and financial developments affecting these government-sponsored agencies and to evaluate the market’s reaction to those future developments to assess if the declines in value of these investment securities below the Company’s cost basis become other than temporary. The majority of the $40 million of unrealized losses on the trust preferred securities occurred in the last two quarters. Due to the short-term duration of the unrealized losses and the fact that the Company fully expects to receive all principal and interest payments on those securities, the Company concluded that the decline in the value was temporary and that an other-than-temporary impairment charge was not appropriate at June 30, 2008.

     As of June 30, 2008, the Company had the ability and intent to hold each of the impaired securities to recovery. The Company intends to closely monitor the performance of the privately issued mortgage-backed securities, the preferred stock of the government-sponsored agencies, and other securities to assess if changes in their underlying credit performance or other events cause the cost basis of those securities to become other than temporarily impaired. However, because the unrealized losses described have already been reflected in the financial statement values for investment securities and stockholders’ equity, any recognition of an other-than-temporary decline in value of these investment securities would have no effect on the Company’s consolidated financial condition. Additional information concerning fair value measurements and the Company’s approach to and classification of such measurements is included in note 10 of Notes to Financial Statements.
     Also reflected in accumulated other comprehensive income were net losses of $14 million, or $.13 per share, representing the remaining unamortized losses related to the termination of interest rate swap agreements that had been designated as cash flow hedges. Included in this amount were unamortized losses of $15 million related to swap agreements terminated by the Company during the first quarter of 2008 that had originally been entered into as a cash flow hedge of variable rate long-term borrowings. Net unrealized fair value losses associated with interest rate swap agreements designated as cash flow hedges were $10 million, or $.09 per share, at December 31, 2007. There were no outstanding interest rate swap agreements designated as cash flow hedges at June 30, 2007 or June 30, 2008. Adjustments to reflect the funded status of defined benefit pension and other postretirement plans as required under SFAS No. 158, net of applicable tax effect, reduced accumulated other comprehensive income by $47 million, or $.43 per share, at June 30, 2008, $29 million, or $.27 per share, at June 30, 2007, and $46 million, or $.42 per share, at December 31, 2007.
     In February 2007, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. There were no repurchases during the first two quarters of 2008. Through June 30, 2008, M&T had repurchased a total of 2,818,500 shares of common stock pursuant to that authorization at an average cost of $108.30 per share.
     Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. As of June 30, 2008, core capital included $1.1 billion of trust preferred securities described in note 4 of Notes to Financial Statements and total capital further included $1.6 billion of subordinated capital notes. In December 2007, M&T Bank issued $400 million of 6.625% fixed rate subordinated notes due 2017 and in January 2008, M&T Capital Trust IV issued $350 million of Enhanced Trust Preferred Securities that pay a fixed rate of interest of 8.50%. For further discussion of the Enhanced Trust Preferred Securities, see note 4 of Notes to Financial Statements.
     The Company generates significant amounts of regulatory capital from its ongoing operations. The rate of regulatory core capital generation, or net operating income (as previously defined) less the sum of dividends paid and the after-tax effect of merger-related expenses expressed as an annualized percentage of regulatory “core capital” at the beginning of each period was 8.63% during the second quarter of 2008, compared with 16.78% in the year-earlier quarter and 14.32% in the first quarter of 2008.

     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A., as of June 30, 2008 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS
June 30, 2008

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Core capital	7.76%	6.89%	36.74%
Total capital	11.85%	11.01%	37.42%
Leverage	7.16%	6.38%	17.58%
Segment Information
In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 5 of Notes to Financial Statements.
     Net income for the Business Banking segment totaled $30 million in the second quarter of 2008, down 15% from the $35 million earned in 2007’s second quarter, and 10% below the $33 million earned in the immediately preceding quarter. The unfavorable performance as compared with last year’s second quarter was largely due to a $5 million increase in the provision for credit losses, the result of higher net loan charge-offs, a $2 million decrease in net interest income and higher personnel costs of $2 million. The decline in net interest income was due to a 43 basis point narrowing of the net interest margin on deposit products, offset, in part, by the impact of a $162 million increase in average deposit balances. As compared with the first quarter of 2008, a $4 million decline in net interest income, largely due to the narrowing of the net interest margins on loans and deposits by 26 basis points and 25 basis points, respectively, and a $2 million increase in the provision for credit losses contributed to the decline in earnings. Net income for this segment totaled $62 million in the first six months of 2008, down from $66 million in the first half of 2007. The main factor contributing to the decline from the 2007 period was a $7 million increase in the provision for credit losses, the result of higher net charge-offs.
     The Commercial Banking segment recorded net income of $54 million in the second quarter of 2008, unchanged from the year-earlier quarter, but down from $67 million in 2008’s first quarter. As compared with the corresponding 2007 quarter, a $10 million increase in the provision for credit losses, resulting from higher net charge-offs of loans, and higher personnel costs of $3 million were largely offset by a $5 million increase in net interest income, a $3 million increase in service charges on deposit accounts and higher fees received from providing loan syndication services. The rise in net interest income resulted from a $2.0 billion increase in average loan balances outstanding, partially offset by a 17 basis point narrowing of the net interest margin associated with such loans. The decline in net income in the recent quarter as compared with the first quarter of 2008 was due to a $13 million increase in the provision for credit losses, the result of higher net charge-offs, and lower net interest income of $11 million. The primary factor for the lower net interest income was a 38 basis point narrowing of the net interest margin on loans, offset, in part, by the impact of a $607 million increase in average loan balances outstanding. Net income for the Commercial Banking segment aggregated $120 million during the first six months of 2008, compared with $109 million in the corresponding 2007 period. Contributing to that improvement was higher net interest income of $21 million, predominantly the result of a $1.9 billion increase in average loan balances outstanding; a $9 million increase in fees for providing loan syndication services; and higher service charges on deposit accounts of $5 million. Partially offsetting those positive factors were a $10 million increase in the provision for credit losses and higher personnel costs of $6 million.
     The Commercial Real Estate segment’s net income totaled $43 million in each of the two most recent quarters, compared with $39 million in the second quarter of 2007. The favorable performance in the recent quarter as compared with the year-earlier quarter was the result of higher net interest income of $5 million, due to higher average loan balances outstanding of $2.0 billion, partially offset by a 28 basis point narrowing of the loan net interest margin, and a $2 million increase in commercial mortgage banking revenues. These favorable factors were offset, in part, by an increase of $2 million in personnel costs. As compared with the first quarter of 2008, higher personnel costs were offset by increases in commercial mortgage banking revenues and commercial real estate-related loan fees. For the six-month period ended June 30, 2008, the Commercial Real Estate segment’s net income totaled $85 million, compared with $73 million in the first six months of 2007. Factors contributing to the improved performance include higher net interest income of $18 million, a result of increases in average loan and deposit balances of $1.9 billion and $151 million, respectively, offset, in part, by a 13 basis point narrowing of the loan net interest margin, and an increase in commercial mortgage banking revenues of $4 million. Those factors were partially offset by a $4 million rise in personnel costs.
     The Discretionary Portfolio segment contributed net income of $5 million in the second quarter of 2008, down from $21 million in the second quarter of 2007 and $16 million in the immediately preceding quarter. As compared with last year’s second quarter, the lower net income resulted from a $14 million increase in the provision for credit losses, the result of higher net charge-offs of Alt-A residential mortgage loans, higher foreclosure-related costs of $4 million, and a $6 million other-than-temporary impairment charge recorded in the recent quarter related to one private collateralized mortgage obligation. The lower net income as compared with 2008’s first quarter reflects a $9 million decrease in net interest income, the result of an 11 basis point narrowing of this segment’s net interest margin, the recent quarter’s $6 million other-than-temporary impairment charge, and a $3 million increase in foreclosure-related expenses. This segment’s net income declined to $21 million in the first half of 2008 from $40 million in the similar 2007 period. The lower net income was mainly due to a $31 million increase in the provision for credit losses, the result of higher net charge-offs of Alt-A mortgage loans, a $7 million increase in other noninterest expense, primarily from foreclosure-related costs, and the previously mentioned other-than-temporary impairment charge of $6 million, partially offset by a $16 million rise in net interest income. The higher net interest income was primarily due to a 22 basis point widening of the net interest margin on investment securities and the favorable impact from higher average balances of investment securities and residential mortgage loans of $1.8 billion and $658 million, respectively.
     The Residential Mortgage segment incurred a net loss of $10 million in the second quarter of 2008, compared with net income in the year-earlier quarter and in the first quarter of 2008 of $10 million and $5 million, respectively. As compared with the second quarter of 2007, the poorer results were primarily the result of a $39 million increase in the provision for credit losses, mainly due to higher net charge-offs of loans to builders and developers of residential real estate properties, offset, in part, by a higher partial reversal of the capitalized mortgage servicing rights valuation allowance of $4 million. The decrease in net income as compared with the first quarter of 2008 was primarily the result of a $36 million increase in the provision for credit losses, largely due to higher net charge-offs of loans to builders and developers of residential real estate properties, and a $5 million decline in mortgage banking revenues, mainly resulting from required changes from accounting pronouncements that were effective January 1, 2008 that added $5 million to mortgage banking revenues in the initial 2008 quarter. Partially offsetting those unfavorable factors was the recognition of a partial reversal of the capitalized mortgage servicing rights valuation allowance in the second quarter of 2008 that totaled $9 million, compared with a $5 million addition to such allowance in the first 2008 quarter. For the first six months of 2008, this segment incurred a net loss of $5 million, compared with net income in the corresponding 2007 period of $8 million. That decline resulted from a $43 million increase in the provision for credit losses, mainly due to higher net charge-offs of loans to builders and developers of residential real estate properties, and a $7 million decrease in net interest income, partially offset by a $27 million increase in mortgage banking revenues that resulted largely from the $18 million loss recognized in 2007 related to Alt-A residential mortgage loans, and a $7 million current year increase from the adoption of accounting pronouncements that accelerated the recognition of certain mortgage banking revenues. The decrease in net interest income was predominantly the result of lower average loan balances outstanding of $470 million.
     Net income for the Retail Banking segment totaled $63 million in the second quarter of 2008, down 26% from $85 million in the year-earlier quarter and 17% below $75 million earned in 2008’s first quarter. Factors contributing to the unfavorable performance as compared with 2007’s second quarter include an $11 million decline in net interest income, primarily due to a narrowing of the net interest margin on deposits, partially offset by a $1.4 billion increase in such balances; higher personnel costs of $10 million, due in part to the impact of the late-2007 acquisitions; an increase in the provision for credit losses of $8 million; and a $5 million increase in net occupancy expenses, reflecting higher operating costs related to the 2007 acquisition transactions. Contributing to the unfavorable performance as compared with the first quarter of 2008 was a $15 million decrease in net interest income, largely due to the narrowing of the net interest margins for loans and deposits offset, in part, by the impact of a $518 million increase in average deposit balances, and a $3 million increase in the provision for credit losses, due to higher net charge-offs of loans. For the first six months of 2008, the Retail Banking segment’s net income declined 14% to $138 million from $161 million in the year-earlier period. Increases in personnel costs of $21 million, reflecting merit increases, higher benefits expense and the impact of the late-2007 acquisitions; net occupancy expenses of $8 million, largely the result of the 2007 acquisitions; and $14 million in the provision for credit losses, due to higher net charge-offs of loans, were the main factors contributing to the unfavorable performance as compared with the first half of 2007. Partially offsetting those factors were $6 million increases in each of net interest income and deposit service charges. The increase in net interest income resulted from a $1.3 billion increase in average loan balances outstanding and higher deposit balances of $987 million, partially offset by a narrowing of the segment’s net interest margin.
     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, such as the M&T Investment Group, which includes the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s equity in the earnings of BLG, merger-related expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. The various components of the “All Other” category resulted in net losses of $23 million in the second quarter of 2008, $30 million in the year-earlier quarter, and $37 million in the first quarter of 2008. The lower net loss in the recent quarter as compared with the second quarter of 2007 resulted from the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses, offset, in part, by a recent quarter $10 million after-tax effect reduction of net income resulting from M&T’s investment in BLG, inclusive of interest expense to fund that investment, while the results for the second quarter of 2007 included a $2 million addition to net income from that investment. The lower net loss in 2008’s second quarter as compared with its first quarter also reflects the impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses, plus a $19 million decrease in personnel-related costs, largely due to lower stock-based compensation expense, payroll-related taxes and other employee benefits related to incentive compensation payments made in 2008’s first quarter. Partially offsetting those factors were the previously mentioned $33 million gain realized in the first quarter of 2008 from the mandatory partial redemption of Visa stock owned by M&T Bank and $15 million related to the reversal in that quarter of the Visa litigation-related accruals initially made in the fourth quarter of 2007, and a $7 million reduction of net income resulting from M&T’s investment in BLG (inclusive of interest expense to fund that investment). For the first six months of 2008, the “All Other” category reported a net loss of $60 million, compared with a $66 million net loss in the first half of 2007. The lower net loss experienced in 2008 reflects the $33 million gain from the sale of Visa stock and the $15 million partial reversal of Visa litigation-related accruals. Partially offsetting those favorable factors were the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses, a $13 million reduction of net income resulting from M&T’s investment in BLG (inclusive of interest expense to fund that investment), and an $8 million increase in professional service costs related to the business and support units included in the “All Other” category.
Recent Accounting Developments
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for fair value measurements of certain of its financial instruments. The provisions of SFAS No. 157 that pertain to measurement of non-financial assets and liabilities have been deferred by the FASB until 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements required or permitted under other accounting pronouncements, but does not require any new fair value measurements. The definition of fair value is clarified by SFAS No. 157 to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial position or results of operations. At June 30, 2008, approximately $1.0 billion or 11% of the Company’s $9.1 billion of assets and liabilities measured using fair value measurements on a recurring basis were classified as Level 3 valuations. The Level 3 classified assets and liabilities are primarily comprised of approximately $1.0 billion of available-for-sale investment securities. Such securities are mainly comprised of privately issued collateralized mortgage obligations that have been classified as a Level 3 valuation because of limited trading activities or less observable valuation inputs. Fair valuation losses on Level 3 available-for-sale investment securities of $28 million and $89 million were recognized during the second quarter of 2008 and the six-month period ended June 30, 2008, respectively, as a reduction of other comprehensive income, with no gains or losses recognized through earnings. As previously disclosed, as of June 30, 2008 the Company believed, with the exception of the $6 million other-than-temporary impairment charge on the floating rate private collateralized mortgage obligation already noted, which was classified as a Level 2 investment security, that all principal and interest payments on its portfolio of collateralized mortgage obligations will be received and therefore, the Company believed that the aforementioned unrealized losses will not ultimately be realized. Nevertheless, as previously noted, the Company closely monitors the repayment performance of investment securities and underlying collateral on a regular basis and as a result of such monitoring it is possible that additional investment securities could be identified as other-than-temporarily impaired in future periods. Approximately $85 million of available for sale investment securities were transferred out of a Level 3 classification and into a Level 2 classification during the second quarter of 2008 due to increased transparency in the inputs used to determine fair value. Additionally, at June 30, 2008 commitments to originate mortgage loans for sale with a net fair value of $4 million have been classified as a Level 3 valuation. Approximately $2 million of fair value changes on commitments to originate mortgage loans for sale were recognized in mortgage banking revenues during the second quarter of 2008. Upon loan origination, the fair value of the derivative loan commitments becomes part of the basis of the closed loans held for sale. Approximately $6 million of fair value was transferred from Level 3 to Level 2 classification to reflect the closing of commitments into originated loans held for sale during the second quarter of 2008. Additional information concerning fair value measurements and the Company’s approach to and classification of such measurements is included in note 10 of Notes to Financial Statements.
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
     Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, credit losses and market values on loans, other assets and collateral securing loans; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; legislation affecting the financial services industry as a whole, and M&T and its subsidiaries individually or collectively, including tax legislation; regulatory supervision and oversight, including monetary policy and required capital levels; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries’ future businesses; and material differences in the actual financial results of merger, acquisition and investment activities compared with M&T’s initial expectations, including the full realization of anticipated cost savings and revenue enhancements.
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

M&T BANK CORPORATION AND SUBSIDIARIES
Table 1
QUARTERLY TRENDS

	2008 Quarters		2007 Quarters
	Second	First	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$823,425	889,945	918,200	898,126	883,148	866,172
Interest expense	330,942	405,312	442,364	425,326	416,264	410,622

Net interest income	492,483	484,633	475,836	472,800	466,884	455,550
Less: provision for credit losses	100,000	60,000	101,000	34,000	30,000	27,000
Other income	271,182	312,663	160,490	252,899	283,117	236,483
Less: other expense	419,710	425,704	445,473	390,528	392,651	399,037

Income before income taxes	243,955	311,592	89,853	301,171	327,350	265,996
Applicable income taxes	77,839	103,613	19,297	96,872	108,209	84,900
Taxable-equivalent adjustment	5,851	5,783	5,626	5,112	4,972	5,123

Net income	$160,265	202,196	64,930	199,187	214,169	175,973

Per common share data
Basic earnings	$1.45	1.84	.60	1.86	1.98	1.60
Diluted earnings	1.44	1.82	.60	1.83	1.95	1.57
Cash dividends	$.70	.70	.70	.70	.60	.60
Average common shares outstanding
Basic	110,191	110,017	107,859	107,056	107,939	109,694
Diluted	111,227	110,967	109,034	108,957	109,919	112,187

Performance ratios, annualized
Return on
Average assets	.98%	1.25%	.42%	1.37%	1.49%	1.25%
Average common stockholders’ equity	9.96%	12.49%	4.05%	12.78%	13.92%	11.38%
Net interest margin on average earning assets (taxable-equivalent basis)	3.39%	3.38%	3.45%	3.65%	3.67%	3.64%
Nonperforming loans to total loans and leases, net of unearned discount	1.20%	1.00%	.93%	.83%	.68%	.63%
Efficiency ratio (a)	54.57%	55.27%	56.39%	53.80%	52.37%	57.75%

Net operating (tangible) results (b)
Net operating income (in thousands)	$170,361	215,597	83,719	208,749	224,190	187,162
Diluted net operating income per common share	1.53	1.94	.77	1.92	2.04	1.67
Annualized return on
Average tangible assets	1.10%	1.41%	.57%	1.51%	1.65%	1.40%
Average tangible common stockholders’ equity	22.20%	27.86%	10.49%	26.80%	29.35%	24.11%
Efficiency ratio (a)	52.41%	52.85%	54.30%	51.64%	50.18%	55.09%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$65,584	65,015	61,549	57,862	57,523	57,207
Total tangible assets (c)	62,201	61,614	58,355	54,766	54,415	54,085
Earning assets	58,465	57,713	54,765	51,325	50,982	50,693
Investment securities	8,770	8,924	7,905	7,260	6,886	7,214
Loans and leases, net of unearned discount	49,522	48,575	46,055	43,750	43,572	43,114
Deposits	39,711	39,999	38,565	36,936	37,048	37,966
Stockholders’ equity (c)	6,469	6,513	6,360	6,186	6,172	6,270
Tangible stockholders’ equity (c)	3,086	3,112	3,166	3,090	3,064	3,148

At end of quarter
Total assets (c)	$65,893	66,086	64,876	60,008	57,869	57,842
Total tangible assets (c)	62,517	62,696	61,467	56,919	54,767	54,727
Earning assets	57,949	58,030	57,163	53,267	51,131	51,046
Investment securities	8,659	8,676	8,962	8,003	6,982	7,028
Loans and leases, net of unearned discount	49,115	49,279	48,022	44,778	43,744	43,507
Deposits	41,926	41,533	41,266	38,473	39,419	38,938
Stockholders’ equity (c)	6,519	6,488	6,485	6,238	6,175	6,253
Tangible stockholders’ equity (c)	3,143	3,098	3,076	3,149	3,073	3,138
Equity per common share	59.12	58.92	58.99	58.40	57.59	57.32
Tangible equity per common share	28.50	28.14	27.98	29.48	28.66	28.77

Market price per common share
High	$98.38	94.03	108.32	115.81	114.33	125.13
Low	69.90	70.49	77.39	97.26	104.00	112.05
Closing	70.54	80.48	81.57	103.45	106.90	115.83

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in table 2.

(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in table 2.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2008 Quarters			2007 Quarters
	Second	First	Fourth	Third	Second	First

Income statement data
In thousands, except per share
Net income
Net income	$160,265	202,196	64,930	199,187	214,169	175,973
Amortization of core deposit and other intangible assets (a)	10,096	11,241	9,719	9,562	10,021	11,189
Merger-related expenses (a)	—	2,160	9,070	—	—	—

Net operating income	$170,361	215,597	83,719	208,749	224,190	187,162

Earnings per share
Diluted earnings per common share	$1.44	1.82	.60	1.83	1.95	1.57
Amortization of core deposit and other intangible assets (a)	.09	.10	.09	.09	.09	.10
Merger-related expenses (a)	—	.02	.08	—	—	—

Diluted net operating earnings per share	$1.53	1.94	.77	1.92	2.04	1.67

Other expense
Other expense	$419,710	425,704	445,473	390,528	392,651	399,037
Amortization of core deposit and other intangible assets	(16,615)	(18,483)	(15,971)	(15,702)	(16,457)	(18,356)
Merger-related expenses	—	(3,547)	(14,887)	—	—	—

Noninterest operating expense	$403,095	403,674	414,615	374,826	376,194	380,681

Merger-related expenses
Salaries and employee benefits	$—	62	1,333	—	—	—
Equipment and net occupancy	—	49	238	—	—	—
Printing, postage and supplies	—	367	1,474	—	—	—
Other costs of operations	—	3,069	11,842	—	—	—

Total	$—	3,547	14,887	—	—	—

Balance sheet data
In millions
Average assets
Average assets	$65,584	65,015	61,549	57,862	57,523	57,207
Goodwill	(3,192)	(3,196)	(3,006)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(222)	(239)	(213)	(208)	(223)	(241)
Deferred taxes	31	34	25	21	24	28

Average tangible assets	$62,201	61,614	58,355	54,766	54,415	54,085

Average equity
Average equity	$6,469	6,513	6,360	6,186	6,172	6,270
Goodwill	(3,192)	(3,196)	(3,006)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(222)	(239)	(213)	(208)	(223)	(241)
Deferred taxes	31	34	25	21	24	28

Average tangible equity	$3,086	3,112	3,166	3,090	3,064	3,148

At end of quarter
Total assets
Total assets	$65,893	66,086	64,876	60,008	57,869	57,842
Goodwill	(3,192)	(3,192)	(3,196)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(214)	(230)	(249)	(200)	(216)	(232)
Deferred taxes	30	32	36	20	23	26

Total tangible assets	$62,517	62,696	61,467	56,919	54,767	54,727

Total equity
Total equity	$6,519	6,488	6,485	6,238	6,175	6,253
Goodwill	(3,192)	(3,192)	(3,196)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(214)	(230)	(249)	(200)	(216)	(232)
Deferred taxes	30	32	36	20	23	26

Total tangible equity	$3,143	3,098	3,076	3,149	3,073	3,138

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2008 Second Quarter			2008 First Quarter			2007 Fourth Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$13,800	$176,353	5.14%	13,308	200,509	6.06%	12,551	218,318	6.90%
Real estate — commercial	18,491	266,323	5.76	17,994	285,831	6.35	16,459	293,135	7.12
Real estate — consumer	6,026	91,035	6.04	5,977	92,179	6.17	6,327	97,009	6.13
Consumer	11,205	178,598	6.41	11,296	193,938	6.91	10,718	198,509	7.35

Total loans and leases, net	49,522	712,309	5.79	48,575	772,457	6.40	46,055	806,971	6.95

Interest-bearing deposits at banks	8	22	1.14	10	44	1.65	12	103	3.48
Federal funds sold and agreements to resell securities	101	492	1.96	129	956	2.99	725	8,871	4.86
Trading account	64	143	.90	75	259	1.39	68	253	1.48
Investment securities**
U.S. Treasury and federal agencies	3,462	40,996	4.76	3,523	41,757	4.77	2,364	26,828	4.50
Obligations of states and political subdivisions	140	2,455	7.03	149	2,436	6.56	121	2,046	6.75
Other	5,168	67,008	5.22	5,252	72,036	5.52	5,420	73,128	5.35

Total investment securities	8,770	110,459	5.07	8,924	116,229	5.24	7,905	102,002	5.12

Total earning assets	58,465	823,425	5.66	57,713	889,945	6.20	54,765	918,200	6.65

Allowance for credit losses	(792)			(778)			(711)
Cash and due from banks	1,209			1,297			1,302
Other assets	6,702			6,783			6,193

Total assets	$65,584			65,015			61,549

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$512	629	.49	484	1,018	.85	491	1,465	1.18
Savings deposits	18,092	60,317	1.34	16,843	66,622	1.59	15,265	65,635	1.71
Time deposits	9,216	79,467	3.47	10,416	106,643	4.12	10,353	118,612	4.55
Deposits at foreign office	4,314	22,075	2.06	4,821	38,373	3.20	4,975	56,674	4.52

Total interest-bearing deposits	32,134	162,488	2.03	32,564	212,656	2.63	31,084	242,386	3.09

Short-term borrowings	6,869	42,612	2.49	7,153	61,621	3.46	5,899	68,639	4.62
Long-term borrowings	11,407	125,842	4.44	10,270	131,035	5.13	9,809	131,339	5.31

Total interest-bearing liabilities	50,410	330,942	2.64	49,987	405,312	3.26	46,792	442,364	3.75

Noninterest-bearing deposits	7,577			7,435			7,481
Other liabilities	1,128			1,080			916

Total liabilities	59,115			58,502			55,189

Stockholders’ equity	6,469			6,513			6,360

Total liabilities and stockholders’ equity	$65,584			65,015			61,549

Net interest spread			3.02			2.94			2.90
Contribution of interest-free funds			.37			.44			.55

Net interest income/margin on earning assets		$492,483	3.39%		484,633	3.38%		475,836	3.45%

(continued)

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3 (continued)
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2007 Third Quarter			2007 Second Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$12,239	$223,525	7.25%	12,155	219,011	7.23%
Real estate — commercial	15,474	291,569	7.54	15,578	290,130	7.45
Real estate — consumer	5,915	95,629	6.47	5,875	95,327	6.49
Consumer	10,122	191,628	7.51	9,964	185,553	7.47

Total loans and leases, net	43,750	802,351	7.28	43,572	790,021	7.27

Interest-bearing deposits at banks	8	64	3.27	9	67	3.12
Federal funds sold and agreements to resell securities	248	3,429	5.47	448	6,734	6.03
Trading account	59	145	.98	67	235	1.40
Investment securities**
U.S. Treasury and federal agencies	2,156	23,935	4.40	2,151	23,238	4.33
Obligations of states and political subdivisions	108	2,040	7.55	122	2,299	7.53
Other	4,996	66,162	5.25	4,613	60,554	5.27

Total investment securities	7,260	92,137	5.04	6,886	86,091	5.01

Total earning assets	51,325	898,126	6.94	50,982	883,148	6.95

Allowance for credit losses	(675)			(667)
Cash and due from banks	1,235			1,244
Other assets	5,977			5,964

Total assets	$57,862			57,523

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$464	982	.84	453	1,024	.91
Savings deposits	14,908	62,883	1.67	15,027	60,953	1.63
Time deposits	9,880	117,064	4.70	10,523	124,020	4.73
Deposits at foreign office	4,324	55,666	5.11	3,706	48,001	5.19

Total interest-bearing deposits	29,576	236,595	3.17	29,709	233,998	3.16

Short-term borrowings	5,228	68,376	5.19	5,555	73,500	5.31
Long-term borrowings	8,661	120,355	5.51	7,905	108,766	5.52

Total interest-bearing liabilities	43,465	425,326	3.88	43,169	416,264	3.87

Noninterest-bearing deposits	7,360			7,339
Other liabilities	851			843

Total liabilities	51,676			51,351

Stockholders’ equity	6,186			6,172

Total liabilities and stockholders’ equity	$57,862			57,523

Net interest spread			3.06			3.08
Contribution of interest-free funds			.59			.59

Net interest income/margin on earning assets		$472,800	3.65%		466,884	3.67%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of June 30, 2008.
     (b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) — (b) Not applicable.
     (c)

Issuer Purchases of Equity Securities
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a) Total		as Part of	that may yet
	Number	(b) Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased (1)	(or Unit)	Programs	Programs (2)

April 1 – April 30, 2008	2,309	$91.07	—	2,181,500
May 1 – May 31, 2008	1,071	93.27	—	2,181,500
June 1 – June 30, 2008	—	—	—	2,181,500

Total	3,380	$91.77	—

(1)	The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.

(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.
Item 3. Defaults Upon Senior Securities.
            (Not applicable.)
Item 4. Submission of Matters to a Vote of Security Holders.
     Information concerning the matters submitted to a vote of stockholders at M&T’s Annual Meeting of Stockholders held on April 15, 2008 was previously reported in response to Item 4 of Part II of M&T’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
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

M&T BANK CORPORATION

Date: July 31, 2008	By:	/s/ René F. Jones René F. Jones
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