Form 10-Q
period 2008-09-30
M&T BANK CORP
filed 2008-11-07
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on October 29, 2008: 110,285,959 shares.

M&T BANK CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30,	December 31,
Dollars in thousands, except per share	2008	2007
Assets
Cash and due from banks	$1,368,917	1,719,509
Interest-bearing deposits at banks	13,604	18,431
Federal funds sold	18,600	48,038
Agreements to resell securities	90,000	—
Trading account	370,420	281,244
Investment securities (includes pledged securities that can be sold or repledged of $1,899,690 at September 30, 2008; $1,988,128 at December 31, 2007)
Available for sale (cost: $7,906,127 at September 30, 2008; $8,451,411 at December 31, 2007)	7,348,424	8,379,169
Held to maturity (fair value: $456,546 at September 30, 2008; $78,250 at December 31, 2007)	492,417	76,441
Other (fair value: $592,600 at September 30, 2008; $506,388 at December 31, 2007)	592,600	506,388

Total investment securities	8,433,441	8,961,998

Loans and leases	49,044,502	48,352,262
Unearned discount	(350,959)	(330,700)
Allowance for credit losses	(780,683)	(759,439)

Loans and leases, net	47,912,860	47,262,123

Premises and equipment	374,181	370,765
Goodwill	3,192,128	3,196,433
Core deposit and other intangible assets	198,554	248,556
Accrued interest and other assets	3,274,510	2,768,542

Total assets	$65,247,215	64,875,639

Liabilities
Noninterest-bearing deposits	$8,332,060	8,131,662
NOW accounts	972,962	1,190,161
Savings deposits	18,229,152	15,419,357
Time deposits	9,206,371	10,668,581
Deposits at foreign office	5,760,748	5,856,427

Total deposits	42,501,293	41,266,188

Federal funds purchased and agreements to repurchase securities	1,712,859	4,351,313
Other short-term borrowings	1,216,383	1,470,584
Accrued interest and other liabilities	918,029	984,353
Long-term borrowings	12,481,967	10,317,945

Total liabilities	58,830,531	58,390,383

Stockholders’ equity
Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued at September 30, 2008 and at December 31, 2007	60,198	60,198
Common stock issuable, 78,418 shares at September 30, 2008; 82,912 shares at December 31, 2007	4,626	4,776
Additional paid-in capital	2,861,495	2,848,752
Retained earnings	5,037,799	4,815,585
Accumulated other comprehensive income (loss), net	(462,050)	(114,822)
Treasury stock — common, at cost - 10,161,571 shares at September 30, 2008; 10,544,259 shares at December 31, 2007	(1,085,384)	(1,129,233)

Total stockholders’ equity	6,416,684	6,485,256

Total liabilities and stockholders’ equity	$65,247,215	64,875,639

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
In thousands, except per share	2008	2007	2008	2007
Interest income
Loans and leases, including fees	$684,281	798,572	$2,160,755	2,353,114
Deposits at banks	25	64	91	197
Federal funds sold	74	180	211	710
Agreements to resell securities	441	3,249	1,752	14,254
Trading account	359	145	761	491
Investment securities
Fully taxable	114,146	88,280	331,000	255,083
Exempt from federal taxes	2,028	2,524	8,520	8,390

Total interest income	801,354	893,014	2,503,090	2,632,239

Interest expense
NOW accounts	655	982	2,302	3,173
Savings deposits	58,917	62,883	185,856	184,678
Time deposits	72,100	117,064	258,210	377,766
Deposits at foreign office	18,709	55,666	79,157	151,316
Short-term borrowings	28,155	68,376	132,388	205,440
Long-term borrowings	134,579	120,355	391,456	329,839

Total interest expense	313,115	425,326	1,049,369	1,252,212

Net interest income	488,239	467,688	1,453,721	1,380,027
Provision for credit losses	101,000	34,000	261,000	91,000

Net interest income after provision for credit losses	387,239	433,688	1,192,721	1,289,027

Other income
Mortgage banking revenues	38,002	31,643	116,291	81,062
Service charges on deposit accounts	110,371	104,402	324,165	303,615
Trust income	38,789	38,168	119,519	112,691
Brokerage services income	16,218	14,978	48,902	46,844
Trading account and foreign exchange gains	4,278	7,279	15,627	20,465
Gain (loss) on bank investment securities	(152,273)	(138)	(124,247)	1,185
Equity in earnings of Bayview Lending Group LLC	(14,480)	(11,294)	(28,766)	(5,594)
Other revenues from operations	72,812	67,861	226,071	212,231

Total other income	113,717	252,899	697,562	772,499

Other expense
Salaries and employee benefits	236,678	220,750	724,676	682,204
Equipment and net occupancy	47,033	42,091	141,050	126,036
Printing, postage and supplies	8,443	7,996	27,459	25,886
Amortization of core deposit and other intangible assets	15,840	15,702	50,938	50,515
Other costs of operations	126,769	103,989	336,054	297,575

Total other expense	434,763	390,528	1,280,177	1,182,216

Income before taxes	66,193	296,059	610,106	879,310
Income taxes (benefit)	(24,992)	96,872	156,460	289,981

Net income	$91,185	199,187	$453,646	589,329

Net income per common share
Basic	$.83	1.86	$4.12	5.45
Diluted	.82	1.83	4.09	5.34

Cash dividends per common share	$.70	.70	$2.10	1.90

Average common shares outstanding
Basic	110,265	107,056	110,158	108,220
Diluted	110,807	108,957	111,000	110,342

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine months ended September 30
In thousands	2008	2007
Cash flows from operating activities
Net income	$453,646	589,329
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	261,000	91,000
Depreciation and amortization of premises and equipment	39,918	37,053
Amortization of capitalized servicing rights	49,322	46,731
Amortization of core deposit and other intangible assets	50,938	50,515
Provision for deferred income taxes	(56,157)	(15,351)
Asset write-downs	161,763	12,227
Net gain on sales of assets	(26,202)	(5,416)
Net change in accrued interest receivable, payable	1,302	5,184
Net change in other accrued income and expense	(1,111)	(23,185)
Net change in loans originated for sale	433,929	136,517
Net change in trading account assets and liabilities	(74,583)	(26,865)

Net cash provided by operating activities	1,293,765	897,739

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	57,350	39,374
Other	87,782	1,881
Proceeds from maturities of investment securities
Available for sale	1,608,085	1,357,036
Held to maturity	60,922	34,568
Purchases of investment securities
Available for sale	(761,381)	(2,087,581)
Held to maturity	(176,673)	(29,769)
Other	(173,994)	(117,009)
Net increase in agreements to resell securities	(89,974)	(267,797)
Net increase in loans and leases	(2,350,539)	(2,077,630)
Other investments, net	(13,557)	(305,975)
Additions to capitalized servicing rights	(22,261)	(45,159)
Capital expenditures, net	(43,854)	(35,119)
Other, net	(141,435)	(27,319)

Net cash used by investing activities	(1,959,529)	(3,560,499)

Cash flows from financing activities
Net increase (decrease) in deposits	1,239,933	(1,438,598)
Net increase (decrease) in short-term borrowings	(2,892,263)	1,826,687
Proceeds from long-term borrowings	3,850,010	2,849,895
Payments on long-term borrowings	(1,676,725)	(228,086)
Purchases of treasury stock	—	(496,057)
Dividends paid — common	(231,269)	(205,028)
Other, net	(3,952)	56,560

Net cash provided by financing activities	285,734	2,365,373

Net decrease in cash and cash equivalents	(380,030)	(297,387)
Cash and cash equivalents at beginning of period	1,767,547	1,624,964

Cash and cash equivalents at end of period	$1,387,517	1,327,577

Supplemental disclosure of cash flow information
Interest received during the period	$2,570,574	2,643,940
Interest paid during the period	1,071,672	1,243,915
Income taxes paid during the period	200,749	279,045

Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$92,814	25,347
Securitization of residential mortgage loans allocated to Available for sale investment securities	869,115	—
Capitalized servicing rights	8,455	—
Investment securities available for sale transferred to held to maturity	298,108	—
Loans held for sale transferred to loans held for investment	—	870,759

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
						other
			Common	Additional		comprehensive
	Preferred	Common	stock	paid-in	Retained	income (loss),	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	net	stock	Total
2007
Balance — January 1, 2007	$—	60,198	5,060	2,889,449	4,443,441	(53,574)	(1,063,479)	6,281,095
Comprehensive income:
Net income	—	—	—	—	589,329	—	—	589,329
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(32,684)	—	(32,684)
Defined benefit plan liability adjustment	—	—	—	—	—	(17)	—	(17)
Unrealized losses on cash flow hedges	—	—	—	—	—	(390)	—	(390)

								556,238

Purchases of treasury stock	—	—	—	—	—	—	(496,057)	(496,057)
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	39,095	—	—	1,605	40,700
Exercises	—	—	—	(30,640)	—	—	90,742	60,102
Directors’ stock plan	—	—	—	75	—	—	932	1,007
Deferred compensation plans, net, including dividend equivalents	—	—	(250)	(480)	(159)	—	836	(53)
Common stock cash dividends - $1.90 per share	—	—	—	—	(205,028)	—	—	(205,028)

Balance — September 30, 2007	$—	60,198	4,810	2,897,499	4,827,583	(86,665)	(1,465,421)	6,238,004

2008
Balance — January 1, 2008	$—	60,198	4,776	2,848,752	4,815,585	(114,822)	(1,129,233)	6,485,256
Comprehensive income:
Net income	—	—	—	—	453,646	—	—	453,646
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(345,758)	—	(345,758)
Defined benefit plans liability adjustment	—	—	—	—	—	(1,011)	—	(1,011)
Unrealized losses on cash flow hedges	—	—	—	—	—	(459)	—	(459)

								106,418
Repayment of management stock ownership program receivable	—	—	—	72	—	—	—	72
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	35,356	—	—	3,913	39,269
Exercises	—	—	—	(21,893)	—	—	37,756	15,863
Directors’ stock plan	—	—	—	(384)	—	—	1,393	1,009
Deferred compensation plans, net, including dividend equivalents	—	—	(150)	(408)	(163)	—	787	66
Common stock cash dividends - $2.10 per share	—	—	—	—	(231,269)	—	—	(231,269)

Balance — September 30, 2008	$—	60,198	4,626	2,861,495	5,037,799	(462,050)	(1,085,384)	6,416,684

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Nine months ended September 30
In thousands	2008	2007

Beginning balance	$759,439	649,948
Provision for credit losses	261,000	91,000
Allowance related to loans sold or securitized	(525)	—
Net charge-offs
Charge-offs	(267,912)	(82,459)
Recoveries	28,681	22,009

Total net charge-offs	(239,231)	(60,450)

Ending balance	$780,683	680,498

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
2. Earnings per share
The computations of basic earnings per share follow:

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
	(in thousands, except per share)
Income available to common stockholders

Net income	$91,185	199,187	453,646	589,329

Weighted-average shares outstanding (including common stock issuable)	110,265	107,056	110,158	108,220

Basic earnings per share	$.83	1.86	4.12	5.45
The computations of diluted earnings per share follow:

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
	(in thousands, except per share)
Income available to common stockholders	$91,185	199,187	453,646	589,329

Weighted-average shares outstanding	110,265	107,056	110,158	108,220

Plus: incremental shares from assumed conversion of stock-based compensation awards	542	1,901	842	2,122

Adjusted weighted-average shares outstanding	110,807	108,957	111,000	110,342

Diluted earnings per share	$.82	1.83	4.09	5.34
     Options to purchase approximately 11.3 million and 3.3 million common shares during the three-month periods ended September 30, 2008 and 2007, respectively, and 9.7 million and 3.3 million common shares during the nine-month periods ended September 30, 2008 and 2007, respectively, were not included in the computations of diluted earnings per share because the effect on those periods would be antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Comprehensive income
The following table displays the components of other comprehensive income (loss):

	Nine months ended September 30, 2008
	Before-tax	Income
	amount	taxes	Net .
	(in thousands)
Investment securities:
Unrealized losses on investment securities available for sale (“AFS”):
Unrealized holding losses during period	$(729,175)	226,923	(502,252)
Add: transfer of investment securities from AFS to held to maturity (“HTM”)	86,943	(20,972)	65,971
Less: reclassification adjustment for losses realized in net income	(156,771)	1,661	(155,110)

	(485,461)	204,290	(281,171)
Unrealized holding losses on investment securities transferred from AFS to HTM:
Unrealized holding losses transferred during period	(86,943)	20,972	(65,971)
Less: amortization of unrealized holding losses to income during period	(2,150)	766	(1,384)

	(84,793)	20,206	(64,587)

Net unrealized losses on investment securities	(570,254)	224,496	(345,758)

Cash flow hedges:
Unrealized losses on cash flow hedges	(20,225)	7,887	(12,338)
Reclassification of losses on terminated cash flow hedges to income	19,483	(7,604)	11,879

	(742)	283	(459)
Defined benefit plans liability adjustment	(1,724)	713	(1,011)

	$(572,720)	225,492	(347,228)

     As described in note 9, during the third quarter of 2008 the Company transferred private collateralized mortgage obligations having a fair value of $298 million and a cost basis of $385 million from its available-for-sale investment securities portfolio to the held-to-maturity portfolio.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Comprehensive income, continued

	Nine months ended September 30, 2007
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized losses on investment securities AFS:
Unrealized holding losses during period	$(50,408)	18,451	(31,957)
Less: reclassification adjustment for gains realized in net income	1,185	(458)	727

	(51,593)	18,909	(32,684)

Unrealized losses on cash flow hedges	(698)	308	(390)
Defined benefit plans liability adjustment	(28)	11	(17)

	$(52,319)	19,228	(33,091)

     Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

		Cash	Defined
	Investment	flow	benefit
	securities	hedges	plans	Total
	(in thousands)
Balance — January 1, 2008	$(59,406)	(8,931)	(46,485)	(114,822)

Net gain (loss) during period	(345,758)	(459)	(1,011)	(347,228)

Balance — September 30, 2008	$(405,164)	(9,390)	(47,496)	(462,050)

Balance — January 1, 2007	$(25,311)	—	(28,263)	(53,574)

Net gain (loss) during period	(32,684)	(390)	(17)	(33,091)

Balance — September 30, 2007	$(57,995)	(390)	(28,280)	(86,665)

4. Borrowings
M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III”) have issued fixed rate preferred capital securities aggregating $310 million. On January 31, 2008 M&T Capital Trust IV (“Trust IV”), a Delaware business trust, issued $350 million of 8.50% fixed rate Enhanced Trust Preferred Securities (“8.50% Enhanced Trust Preferred Securities”). First Maryland Capital I (“Trust V”) and First Maryland Capital II (“Trust VI”) have issued floating rate preferred capital securities aggregating $300 million. The distribution rates on the preferred capital securities of Trust V and Trust VI adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and were 3.79% and 3.65%, respectively, at September 30, 2008 and 6.24% and 5.76%, respectively, at December 31, 2007. As a result of an acquisition in the fourth quarter of 2007, M&T assumed responsibility for $31.5 million of similar preferred capital securities previously issued by special-purpose entities consisting of $16.5 million of fixed rate preferred capital securities issued by BSB Capital Trust I (“Trust VII”) and $15 million of floating rate preferred capital securities issued by BSB Capital Trust III (“Trust VIII”).

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings, continued
The distribution rate on the preferred capital securities of Trust VIII adjusts quarterly based on changes in the three-month LIBOR and was 6.14% at September 30, 2008 and 8.59% at December 31, 2007. Trust I, Trust II, Trust III, Trust IV, Trust V, Trust VI, Trust VII and Trust VIII are referred to herein collectively as the “Trusts.”
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
     The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities at September 30, 2008 and December 31, 2007 of Trust III, Trust V, Trust VI and Trust VII include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated Debentures of Trust V, Trust VI and Trust VIII were 3.79%, 3.65% and 6.14%, respectively, at September 30, 2008 and were 6.24%, 5.76% and 8.59%, respectively, at December 31, 2007.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings, continued
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
     Allfirst Preferred Capital Trust (“Allfirst Capital Trust”) has issued $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”). Allfirst Capital Trust is a Delaware business trust that was formed for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures of M&T and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T currently has outstanding $105.3 million aggregate liquidation amount Floating Rate Junior Subordinated Debentures due July 15, 2029 that are payable to Allfirst Asset Trust. The interest rates payable on such debentures were 4.22% and 6.67% at September 30, 2008 and December 31, 2007, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings, continued
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
     Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the common securities of Trust III, Trust V, Trust VI, Trust VII and Allfirst Asset Trust, the junior subordinated debentures associated with preferred capital securities had financial statement carrying values as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)
Trust I	$154,640	154,640

Trust II	103,093	103,093

Trust III	67,815	68,059

Trust IV	350,010	—

Trust V	144,613	144,201

Trust VI	142,483	141,986

Trust VII	16,921	16,902

Trust VIII	15,464	15,464

Allfirst Asset Trust	102,069	101,952

	$1,097,108	746,297

5. Segment information
Reportable segments have been determined based upon the Company’s internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of

NOTES TO FINANCIAL STATEMENTS, CONTINUED
5. Segment information, continued
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
     Information about the Company’s segments is presented in the following table:

	Three months ended September 30
	2008			2007
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)(b)	revenues	(loss)(b)
	(in thousands)
Business Banking	$93,573	2	29,559	93,825	—	34,953

Commercial Banking	152,429	94	59,898	134,429	90	52,562

Commercial Real Estate	85,625	145	35,867	75,945	205	38,624

Discretionary Portfolio	(107,756)	(2,616)	(78,402)	34,104	(3,079)	21,055

Residential Mortgage Banking	55,896	8,242	(17,801)	62,249	12,324	6,431

Retail Banking	287,609	3,136	58,336	301,798	2,996	81,019

All Other	34,580	(9,003)	3,728	18,237	(12,536)	(35,457)

Total	$601,956	—	91,185	720,587	—	199,187

NOTES TO FINANCIAL STATEMENTS, CONTINUED
5. Segment information, continued

	Nine months ended September 30
	2008			2007
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)(b)	revenues	(loss)(b)
	(in thousands)
Business Banking	$280,817	5	91,889	274,934	—	101,205

Commercial Banking	468,579	344	180,223	409,977	310	161,114

Commercial Real Estate	260,176	556	121,322	225,076	580	111,928

Discretionary Portfolio	(35,489)	(11,115)	(57,101)	96,885	(8,621)	60,717

Residential Mortgage Banking	187,335	34,526	(23,162)	173,093	35,771	14,317

Retail Banking	882,652	9,458	196,733	890,860	9,453	241,904

All Other	107,213	(33,774)	(56,258)	81,701	(37,493)	(101,856)

Total	$2,151,283	—	453,646	2,152,526	—	589,329

	Average total assets
	Nine months ended		Year ended
	September 30		December 31
	2008	2007(b)	2007(b)
	(in millions)
Business Banking	$4,431	4,156	4,179

Commercial Banking	14,845	12,844	12,989

Commercial Real Estate	11,296	9,339	9,550

Discretionary Portfolio	14,464	12,475	12,953

Residential Mortgage Banking	2,692	2,957	2,874

Retail Banking	11,397	10,176	10,360

All Other	6,073	5,586	5,640

Total	$65,198	57,533	58,545

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit

NOTES TO FINANCIAL STATEMENTS, CONTINUED
5. Segment information, continued
for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $5,260,000 and $5,112,000 for the three-month periods ended September 30, 2008 and 2007, respectively, and $16,894,000 and $15,207,000 for the nine-month periods ended September 30, 2008 and 2007, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

(b)	Effective January 1, 2008, the Company changed its internal profitability reporting to move a New York City-based lending unit from the Commercial Banking segment to the Commercial Real Estate segment. Accordingly, financial information presented herein for periods prior to January 1, 2008 has been reclassified to conform to current year presentation. As a result, total revenues and net income decreased in the Commercial Banking segment and increased in the Commercial Real Estate segment for the three-month period ended September 30, 2007 by $7 million and $4 million, respectively, and for the nine-month period ended September 30, 2007 by $19 million and $10 million, respectively, as compared with amounts previously reported. The lending unit had average total assets of $599 million during the nine-months ended September 30, 2007 and $667 million during the year ended December 31, 2007. Accordingly, average total assets presented for those periods differ from amounts previously reported.
6. Commitments and contingencies
In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	September 30,	December 31,
	2008	2007
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$6,050,684	5,937,903
Commercial real estate loans to be sold	79,107	96,995
Other commercial real estate and construction	2,530,299	2,869,961
Residential real estate loans to be sold	656,884	492,375
Other residential real estate	255,257	425,579
Commercial and other	6,482,740	7,346,790

Standby letters of credit	3,982,538	3,691,971

Commercial letters of credit	64,928	34,105

Financial guarantees and indemnification contracts	1,495,767	1,318,733

Commitments to sell real estate loans	886,389	946,457

NOTES TO FINANCIAL STATEMENTS, CONTINUED
6. Commitments and contingencies, continued
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
     Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Federal National Mortgage Association Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled $1.1 billion and $1.0 billion at September 30, 2008 and December 31, 2007, respectively.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
6. Commitments and contingencies, continued
     The Company has an agreement with the Baltimore Ravens of the National Football League whereby the Company obtained the naming rights to a football stadium in Baltimore, Maryland. Under the agreement, the Company is obligated to pay $5 million per year through 2013 and $6 million per year from 2014 through 2017.
     The Company also has commitments under long-term operating leases.
     The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $107 million at September 30, 2008. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $62 million at September 30, 2008. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. The amount of the Company’s recorded liability for reported reinsurance losses as well as estimated losses incurred but not yet reported was not significant at either September 30, 2008 or December 31, 2007.
     In October 2007, Visa completed a reorganization in contemplation of its initial public offering (“IPO”) expected to occur in 2008. As part of that reorganization, M&T Bank, M&T’s principal banking subsidiary, and other member banks of Visa received shares of Class B common stock of Visa. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation involving Visa (“Covered Litigation”). As of December 31, 2007, although Visa was expected to set aside a portion of the proceeds from its IPO in an escrow account to fund any judgments or settlements that may arise out of the Covered Litigation, guidance from the SEC indicated that Visa member banks should record a liability for the fair value of the contingent obligation to Visa. The estimation of the Company’s proportionate share of any potential losses related to the Covered Litigation was extremely difficult and involved a great deal of judgment. Nevertheless, in the fourth quarter of 2007 the Company recorded a pre-tax charge of $23 million ($14 million after tax effect) related to the Covered Litigation. In accordance with GAAP and consistent with the SEC guidance, the Company did not recognize any value for its common stock ownership interest in Visa as of December 31, 2007. During the first quarter of 2008, Visa completed its IPO and, as part of the transaction, funded an escrow account for $3 billion from the proceeds of the IPO to cover potential settlements arising out of the Covered Litigation. As a result, during the first three months of 2008, the Company reversed approximately $15 million of the $23 million accrued during the fourth quarter of 2007 for the Covered Litigation. The initial accrual in 2007 and the partial reversal in 2008 were included in “other costs of operations” in the consolidated statement of income. In addition, M&T Bank was allocated 1,967,028 Class B common shares of Visa. Of those shares, 760,455 were mandatorily redeemed in March 2008 resulting in a pre-tax gain of $33 million ($20 million after tax) which has been included in “gain on bank investment securities” in the consolidated statement of income. During October 2008, Visa announced that it had settled an additional portion of the Covered Litigation and that it would further fund the escrow account in the fourth quarter of 2008 to provide for that settlement. As noted above, the Company had previously recorded a reserve for the estimated fair value of its obligation to indemnify Visa for the Covered Litigation. Management believes that the terms of the October 2008 settlement and the expected funding of the

NOTES TO FINANCIAL STATEMENTS, CONTINUED
6. Commitments and contingencies, continued
escrow account do not result in a material impact to the Company’s consolidated financial position or results of operations.
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

			Other
	Pension		postretirement
	benefits		benefits
	Three months ended September 30
	2008	2007	2008	2007
	(in thousands)
Service cost	$4,852	5,060	140	148
Interest cost on projected benefit obligation	10,636	9,674	1,008	980
Expected return on plan assets	(11,523)	(10,051)	—	—
Amortization of prior service cost	(1,640)	(1,629)	69	35
Amortization of net actuarial loss	986	1,536	10	71

Net periodic benefit cost	$3,311	4,590	1,227	1,234

			Other
	Pension		postretirement
	benefits		benefits
	Nine months ended September 30
	2008	2007	2008	2007
	(in thousands)
Service cost	$14,557	16,077	419	448
Interest cost on projected benefit obligation	31,908	28,424	3,025	2,830
Expected return on plan assets	(34,570)	(30,101)	—	—
Amortization of prior service cost	(4,919)	(4,929)	207	135
Amortization of net actuarial loss	2,957	4,478	31	289

Net periodic benefit cost	$9,933	13,949	3,682	3,702

     Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $7,758,000 and $6,993,000 for the three months ended September 30, 2008 and 2007, respectively, and $26,075,000 and $23,410,000 for the nine months ended September 30, 2008 and 2007, respectively. The Company is not required to make any minimum contributions to the qualified defined benefit pension plan in 2008, however, the Company elected to contribute $15 million to that plan during the third quarter of 2008. Subject to the impact of actual events and circumstances that may occur during the remainder of 2008, the Company may make an additional contribution to the qualified defined benefit pension plan in the fourth quarter, but the amount of any such contribution has not yet been determined.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Acquisitions
On November 30, 2007, M&T completed the acquisition of Partners Trust Financial Group, Inc. (“Partners Trust”), a bank holding company headquartered in Utica, New York. Partners Trust was merged with and into M&T on that date. Partners Trust Bank, the primary banking subsidiary of Partners Trust, was merged into M&T Bank on that date. Partners Trust Bank operated 33 branch offices in upstate New York at the date of acquisition. The results of operations acquired in the Partners Trust transaction have been included in the Company’s financial results since November 30, 2007, but did not have a material effect on the Company’s results of operations in 2007 or in the first nine months of 2008. After application of the election, allocation and proration procedures contained in the merger agreement with Partners Trust, M&T paid $282 million in cash and issued 3,096,861 shares of M&T common stock in exchange for Partners Trust shares and stock options outstanding at the time of acquisition. The purchase price was approximately $559 million based on the cash paid to Partners Trust shareholders, the fair value of M&T common stock exchanged, and the cash paid to holders of Partners Trust stock options. The acquisition of Partners Trust expands M&T’s presence in upstate New York, making M&T Bank the deposit market share leader in the Utica-Rome and Binghamton markets, while strengthening its lead position in Syracuse.
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
     The Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company of $4 million ($2 million net of applicable income taxes) during the first quarter of 2008. There were no similar expenses in the third quarter of 2008, nor in the first nine months of 2007.
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
     Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has purchased loan servicing rights for small balance commercial mortgage

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P., continued
loans from BLG and Bayview Financial having outstanding principal balances of $5.8 billion and $4.9 billion at September 30, 2008 and December 31, 2007, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $63 million at September 30, 2008 and $57 million at December 31, 2007. In addition, capitalized servicing rights at September 30, 2008 and December 31, 2007 also included $30 million and $40 million, respectively, for servicing rights that were purchased from Bayview Financial related to residential mortgage loans with outstanding principal balances of $4.2 billion at September 30, 2008 and $4.6 billion at December 31, 2007. Revenues from servicing residential and small balance commercial mortgage loans purchased from BLG and Bayview Financial were $13 million and $12 million for the three months ended September 30, 2008 and 2007, respectively, and $40 million and $35 million for the nine months ended September 30, 2008 and 2007, respectively. M&T Bank provides $95 million of credit facilities to Bayview Financial of which $78 million was outstanding at September 30, 2008. There was no outstanding balance at December 31, 2007. Finally, at September 30, 2008 the Company held $427 million and $31 million of private collateralized mortgage obligations in its held-to-maturity and available-for-sale investment securities portfolios, respectively, that were securitized by Bayview Financial. During the third quarter of 2008, the Company transferred certain of its holdings of private collateralized mortgage obligations that were securitized by Bayview Financial with a cost basis of $385 million and a fair value of $298 million from its available-for-sale investment securities portfolio to its held-to-maturity investment securities portfolio. In addition, during the third quarter of 2008 the Company purchased $142 million of similar private collateralized mortgage obligations that were placed into its held-to-maturity investment securities portfolio. At December 31, 2007, the Company held $450 million of private collateralized mortgage obligations that had been purchased from Bayview Financial, all of which were included in the available-for-sale investment securities portfolio.
10. Fair value measurements
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for fair value measurements of certain of its financial instruments. The provisions of SFAS No. 157 that pertain to measurement of non-financial assets and liabilities have been deferred by the Financial Accounting Standards Board (“FASB”) until 2009.
     The provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permit an entity to choose to measure eligible financial instruments and other items at fair value, also became effective January 1, 2008. The Company has not made any fair value elections under SFAS No. 159 as of September 30, 2008.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
•	Level 3 — Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on the Company’s own estimates about the assumptions that market participants would use to value the asset or liability.
     When available, the Company attempts to use quoted market prices in active markets to determine fair value and classifies such items as Level 1 or Level 2. If quoted market prices in active markets are not available, fair value is often determined using model-based techniques incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using model-based techniques are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation. The following is a description of the valuation methodologies used for the Company’s assets and liabilities that are measured on a recurring basis at estimated fair value.
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
Investment securities available for sale
The majority of the Company’s available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2. Certain investments in mutual funds and equity securities are actively traded and therefore have been classified as Level 1 valuations. Due to the severe disruption in the credit markets during the third quarter of 2008, trading activity in privately issued mortgage-backed securities was very limited. The markets for such securities were generally characterized by a sharp reduction to total cessation of non-agency mortgage-backed securities issuances, a significant reduction in trading volumes and extremely wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices were generally obtained for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Because of the inactivity in the markets and the lack of observable valuation inputs, the Company transferred $2.2 billion of its privately issued mortgage-backed securities portfolio from Level 2 to Level 3 valuations during the quarter ended September 30, 2008. Offsetting this transfer-in to Level 3, were certain privately issued mortgage-backed securities securitized by Bayview Financial with a fair value of $298 million that were transferred from the Company’s available-for-sale portfolio to its held-to-maturity portfolio during the quarter ended September 30, 2008, and thus are no longer measured at fair value. In addition to obtaining estimated prices from independent parties, the Company also performed internal modeling to estimate the fair value of privately issued mortgage-backed securities transferred from Level 2 to Level 3 valuations during the quarter ended September 30, 2008 using a

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
methodology similar to that described in FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions of loan level cash flows, including estimates about the timing and amount of credit losses and prepayments. In valuing investment securities at September 30, 2008, the Company considered the results of its modeling and the values provided by the independent parties, but relied predominantly on the latter. Privately issued mortgage-backed securities constituted $2.8 billion of the $2.9 billion of available for sale investment securities classified as Level 3 valuations as of September 30, 2008.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
     A summary of assets and liabilities at September 30, 2008 measured at estimated fair value on a recurring basis were as follows:

	Fair value
	Measurements at
	September 30,
	2008	Level 1	Level 2	Level 3
	(in thousands)
Trading account assets	$370,420	50,358	320,062	—
Investment securities available for sale	7,348,424	271,726	4,190,125	2,886,573
Real estate loans held for sale	509,553	—	509,553	—
Other assets (a)	34,479	—	31,126	3,353

Total assets	$8,262,876	322,084	5,050,866	2,889,926

Trading account liabilities	$157,619	10,669	146,950	—
Other liabilities (a)	30,047	—	24,980	5,067

Total liabilities	$187,666	10,669	171,930	5,067

(a)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three-month and nine-month periods ended September 30, 2008 were as follows:

	Investment
	securities	Other assets
	available	and other
	for sale	liabilities
	(in thousands)
Balance — July 1, 2008	$1,007,314	4,119
Total realized/unrealized gains (losses):
Included in earnings	—	1,214 (a)
Included in other comprehensive income	(34,182)	—
Purchases, sales, issuances and settlements, net	(28,157)	—
Transfers in and/or out of Level 3	1,941,598	(7,047)

Balance — September 30, 2008	$2,886,573	(1,714)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued

	Investment
	securities	Other assets
	available	and other
	for sale	liabilities
	(in thousands)
Balance — January 1, 2008	$1,313,821	2,654
Total realized/unrealized gains (losses):
Included in earnings	—	16,176	(a)
Included in other comprehensive income	(123,674)	—
Purchases, sales, issuances and settlements, net	(131,017)	—
Transfers in and/or out of Level 3	1,827,443	(20,544)

Balance — September 30, 2008	$2,886,573	(1,714)

Changes in unrealized gains (losses) included in earnings for the three months ended September 30, 2008 related to assets and liabilities still recorded on the balance sheet at September 30, 2008	$—	(1,939	)(a)

Changes in unrealized gains (losses) included in earnings for the nine months ended September 30, 2008 related to assets and liabilities still recorded on the balance sheet at September 30, 2008	$—	(1,714	)(a)

(a)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
     The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements in accordance with GAAP.
Loans
     Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
were $328 million at September 30, 2008, $205 million and $123 million of which were classified as Level 2 and Level 3, respectively. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2008 were decreases of $76 million and $131 million for the three months and nine months ended September 30, 2008, respectively.
Capitalized servicing rights
Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment to FASB Statement No. 140,” the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. At September 30, 2008, $20 million of capitalized servicing rights had a carrying value equal to their fair value. Changes in fair value of capitalized servicing rights recognized for the three months and nine months ended September 30, 2008 were a decrease of $1 million and an increase of $3 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Net income for M&T Bank Corporation (“M&T”) in the third quarter of 2008 was $91 million or $.82 of diluted earnings per common share, compared with $199 million or $1.83 of diluted earnings per common share in the third quarter of 2007. During 2008’s second quarter, net income was $160 million or $1.44 of diluted earnings per common share. Basic earnings per common share were $.83 in the recent quarter, compared with $1.86 in the year-earlier quarter and $1.45 in the second quarter of 2008. For the nine months ended September 30, 2008, net income was $454 million or $4.09 per diluted share, compared with $589 million or $5.34 per diluted share during the corresponding period of 2007. Basic earnings per share were $4.12 for the first nine months of 2008, compared with $5.45 in the similar nine-month period of 2007. The after-tax impact of acquisition and integration-related expenses (included herein as merger-related expenses) associated with the November 30, 2007 acquisition of Partners Trust Financial Group, Inc. (“Partners Trust”) and the December 7, 2007 acquisition by M&T Bank, the principal bank subsidiary of M&T, of the Mid-Atlantic retail banking franchise of First Horizon Bank (“First Horizon”) was $2 million ($4 million pre-tax) or $.02 of basic and diluted earnings per share in the first nine months of 2008. There were no such expenses during the two most recent quarters of 2008 or during the first nine months of 2007.
     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the third quarter of 2008 was .56%, compared with 1.37% in the year-earlier quarter and .98% in the second quarter of 2008. The annualized rate of return on average common stockholders’ equity was 5.66% in the recently completed quarter, compared with 12.78% in the third quarter of 2007 and 9.96% in 2008’s second quarter. During the first nine months of 2008, the annualized rates of return on average assets and average common stockholders’ equity were .93% and 9.37%, respectively, compared with 1.37% and 12.69%, respectively, in the corresponding 2007 period.
     Results recorded by the Company in the third quarter of 2008 were affected by two notable events. During the quarter, a $153 million (pre-tax) other-than-temporary impairment charge was recorded related to preferred stock issuances of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The write-down was taken on preferred stock with a basis of $162 million following the U.S. Government’s placement of Fannie Mae and Freddie Mac under conservatorship on September 7, 2008. As a result, at September 30, 2008 the remaining $9 million fair value of the securities was reflected in the Company’s available-for-sale investment securities portfolio. As a result of the impairment charge and the recognition of available income tax benefits, M&T’s reported net income in the recent quarter was reduced by $97 million, or $.88 of diluted earnings per share. Also during the recent quarter, the Company resolved certain tax issues related to its activities in various jurisdictions during the years 1999-2007. As a result, the Company subsequently paid $40 million, but was able to reduce previously accrued income tax expense in 2008’s third quarter by $40 million, thereby adding $.36 to diluted earnings per share.
     The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008 and authorizes the U.S. Treasury Department (“Treasury”) to provide funds to be used to restore liquidity and stability to the U.S. financial system. Under the authority of EESA, Treasury has instituted a voluntary capital purchase program to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under the program, Treasury will purchase up to $250 billion of senior preferred shares which will pay cumulative dividends at a rate of 5% per year for five years and thereafter at a rate of 9% per year. The senior preferred securities may not be redeemed for three years except with the proceeds of a “qualifying equity offering.” After three years, the securities may be redeemed, in whole or in part, at par value plus accrued and unpaid dividends. The senior preferred securities are non-voting and they qualify as Tier 1 capital for regulatory reporting purposes. Treasury will also receive warrants to purchase the common stock of the participating financial institutions having a market price of 15% of the amount of senior preferred securities on the date of investment with an exercise price equal to the market price of the participating institution’s common stock at the time of issuance, calculated on a 20-trading day trailing average. The warrants have a term of ten years and are immediately exercisable, in whole or in part. For a period of three years, the consent of the Treasury will be required for participating institutions to increase their common stock dividend or repurchase their common stock, other than in connection with benefit plans consistent with past practice. Participation in the capital purchase program also includes certain restrictions on executive compensation. The minimum subscription amount available to a participating institution is one percent of total risk-weighted assets. The maximum subscription amount is three percent of risk-weighted assets. At September 30, 2008, M&T’s risk-weighted assets were approximately $57.6 billion. Financial institutions have until November 14, 2008 to decide whether to apply for participation in the capital purchase program.
     Following a systemic risk determination pursuant to the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation (“FDIC”) announced a Temporary Liquidity Guarantee Program (“TLGP”), which temporarily guarantees the senior debt of all FDIC-insured institutions and certain holding companies, as well as deposits in noninterest-bearing deposit transaction accounts, for those institutions and holding companies who do not elect to opt out of the TLGP by December 5, 2008. To further increase access to funding for businesses in all sectors of the economy, the Federal Reserve Board announced a Commercial Paper Funding Facility (“CPFF”) program, which provides a broad backstop for the commercial paper market. Beginning October 27, 2008, the CPFF began funding purchases of commercial paper of three-month maturity from high-quality issuers.
Supplemental Reporting of Non-GAAP Results of Operations
As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.4 billion at each of September 30, 2008 and December 31, 2007, and $3.1 billion at September 30, 2007. Included in such intangible assets was goodwill of $3.2 billion at each of September 30, 2008 and December 31, 2007, and $2.9 billion at September 30, 2007. Amortization of core deposit and other intangible assets, after tax effect, totaled $10 million ($.09 per diluted share) during each of the third quarters of 2008 and 2007, and during the second quarter of 2008. For each of the nine-month periods ended September 30, 2008 and 2007, amortization of core deposit and other intangible assets, after tax effect, totaled $31 million ($.28 per diluted share).
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

     Net operating income was $101 million in 2008’s third quarter, compared with $209 million in the year-earlier quarter. Diluted net operating earnings per share for the recent quarter were $.91, compared with $1.92 in the third quarter of 2007. Net operating income and diluted net operating earnings per share were $170 million and $1.53, respectively, in the second quarter of 2008. For the first three quarters of 2008, net operating income and diluted net operating earnings per share were $487 million and $4.39, respectively, compared with $620 million and $5.62 in the corresponding 2007 period.
     Net operating income expressed as an annualized rate of return on average tangible assets was .65% in the recently completed quarter, compared with 1.51% in the third quarter of 2007 and 1.10% in 2008’s second quarter. Net operating income expressed as an annualized return on average tangible common equity was 13.17% in the recent quarter, compared with 26.80% in the third quarter of 2007 and 22.20% in the second quarter of 2008. For the nine-month period ended September 30, 2008, net operating income represented an annualized return on average tangible assets and average tangible common stockholders’ equity of 1.05% and 21.10%, respectively, compared with 1.52% and 26.74%, respectively, in the first nine months of 2007.
     Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.
Taxable-equivalent Net Interest Income
Taxable-equivalent net interest income was $493 million in the third quarter of 2008, 4% higher than $473 million in the year-earlier quarter, but little changed from $492 million in the second quarter of 2008. The rise from 2007’s third quarter resulted from higher average earning assets, which increased $6.6 billion, or 13%, to $58.0 billion from $51.3 billion in the third quarter of 2007, partially offset by a 26 basis point (hundredths of one percent) narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. The Company’s net interest margin was 3.39% in each of the second and third quarters of 2008, compared with 3.65% in the third quarter of 2007. Average earning assets in the second quarter of 2008 totaled $58.5 billion.
     For the first nine months of 2008, taxable-equivalent net interest income was $1.47 billion, up 5% from $1.40 billion in the similar period of 2007. Growth in average earning assets of $7.0 billion, or 14%, was the leading factor contributing to that improvement. Partially offsetting the positive impact of average earning asset growth was a decline in the Company’s net interest margin of 28 basis points to 3.38% in 2008 from 3.66% in 2007. Earning assets obtained in the fourth quarter 2007 acquisition transactions related to Partners Trust and First Horizon at the respective acquisition dates were $3.1 billion and $214 million. Included in those amounts were loans aggregating $2.4 billion, including $259 million of commercial loans and leases, $343 million of commercial real estate loans, $1.1 billion of residential real estate loans and $690 million of consumer loans. Of the $1.1 billion of residential real estate loans acquired, approximately $950 million were securitized into Fannie Mae mortgage-backed securities in December 2007.
     Average loans and leases rose $4.7 billion, or 11%, to $48.5 billion in the recently completed quarter from $43.8 billion in the third quarter of 2007. Average commercial loan and lease balances grew $1.6 billion, or 13%, to $13.9 billion in the recent quarter from $12.2 billion in 2007’s third quarter. Commercial real estate loans averaged $18.6 billion in the third quarter of 2008, up $3.1 billion or 20% from $15.5 billion in the year-earlier quarter. Average outstanding residential real estate loans declined $951 million or 16% to $5.0 billion in the recently completed quarter from $5.9 billion in the third quarter of 2007, largely due to securitization transactions in late June and early July 2008, which aggregated approximately $875 million. In those transactions, residential real estate loans were securitized into Fannie Mae mortgage-backed securities which now are held in the Company’s available-for-sale investment securities portfolio. The securitizations were completed to improve the Company’s liquidity and to enhance regulatory capital ratios. Consumer loans averaged $11.1 billion in the third quarter of 2008, $953 million or 9% higher than $10.1 billion in the year-earlier quarter.
     Average outstanding loan balances declined $1.0 billion from the second to the third quarter of 2008, largely due to the June and July 2008 residential real estate loan securitization transactions noted above. Relatively modest increases or decreases were experienced in the other loan categories during the third quarter of 2008 as compared with 2008’s second quarter. The following table summarizes quarterly changes in the major components of the loan and lease portfolio.
AVERAGE LOANS AND LEASES
(net of unearned discount)

Dollars in millions

		Percent increase
		(decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2008	2007	2008
Commercial, financial, etc.	$13,882	13%	1%
Real estate — commercial	18,557	20	—
Real estate — consumer	4,964	(16)	(18)
Consumer
Automobile	3,498	15	(4)
Home equity lines	4,517	9	3
Home equity loans	1,038	(6)	(5)
Other	2,021	10	(4)

Total consumer	11,074	9	(1)

Total	$48,477	11%	(2)%

     For the first three quarters of 2008, average loans and leases aggregated $48.9 billion, up 12% from $43.5 billion in the corresponding 2007 period. Growth of 13% in commercial loans and leases, 18% in commercial real estate loans and 12% in consumer loans were significant contributors to that growth.
     The Company’s portfolio of investment securities averaged $9.3 billion in the recent quarter, 28% higher than $7.3 billion in the year-earlier quarter. That growth was predominantly the result of the 2007 and 2008 securitization transactions previously noted. In December 2007, approximately $950 million of residential real estate loans obtained in the Partners Trust acquisition were securitized into Fannie Mae mortgage-backed securities, and in June and July 2008, approximately $545 million and $330 million, respectively, of residential real estate loans were also securitized into Fannie Mae mortgage-backed securities. The securities created in each of the securitizations are guaranteed by Fannie Mae and there is no credit recourse to the Company. The Company recognized no gain or loss on the transactions as all of the securities were retained and are held in the available-for-sale investment securities portfolio. The securitizations were completed to improve the Company’s liquidity position and to enhance regulatory capital ratios. Average investment securities balances in the third quarter of 2008 were up 6% from $8.8 billion during the second quarter of 2008 due to the June and July securitizations. For the first nine months of 2008 and 2007, average investment securities were $9.0 billion and $7.1 billion, respectively.
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
     During the recent quarter, the Company purchased a $142 million AAA-rated private placement mortgage-backed security that had been securitized by Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”). Bayview Financial is a privately-held company and is the majority investor of Bayview Lending Group LLC (“BLG”). M&T owns 20% of BLG. Upon purchase, the security was placed in the Company’s held-to-maturity portfolio, as management determined that it had the intent and ability to hold the security to maturity. Management subsequently reconsidered whether certain other similar private placement mortgage-backed securities securitized by Bayview Financial and held in the Company’s available-for-sale portfolio should more appropriately be in the held-to-maturity portfolio. Concluding that it had the intent and ability to hold those securities to maturity as well, the Company transferred private collateralized mortgage obligations having a fair value of $298 million and a cost basis of $385 million from its available-for-sale investment securities portfolio to the held-to-maturity portfolio.
     The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” As previously discussed, during the third quarter of 2008 the Company recognized an other-than-temporary impairment charge of $153 million related to its holdings of preferred stock of Fannie Mae and Freddie Mac. An other-than-temporary impairment charge of $6 million was also recognized in the second quarter of 2008 on one collateralized mortgage obligation backed by option adjustable rate residential mortgages that had an amortized cost of $7 million. Finally, during 2007’s fourth quarter, the Company recognized other-than-temporary impairment charges of $127 million related to $132 million of collateralized debt obligations. As of September 30, 2008 and December 31, 2007, the Company concluded that the remaining declines associated with the rest of the investment securities portfolio were temporary in nature. That conclusion was based on management’s expectations about future cash flows associated with individual investment securities as of each respective date. A further discussion of market values of investment securities is included herein under the heading “Capital.”
     Other earning assets include deposits at banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $191 million, $315 million and $173 million for the quarters ended September 30, 2008, September 30, 2007 and June 30, 2008, respectively. Reflected in those balances were purchases of investment securities under agreements to resell which averaged $90 million, $236 million and $88 million during the three-month periods ended September 30, 2008, September 30, 2007 and June 30, 2008, respectively. Agreements to resell securities, which aggregated $90 million at September 30, 2008 and matured on the next business day, are accounted for similar to collateralized loans, with changes in the market value of the collateral monitored by the Company to ensure sufficient coverage. For the nine-month periods ended September 30, 2008 and 2007, average balances of other earning assets declined to $192 million from $401 million due to lower average balances of agreements to resell securities. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, collateral requirements for certain deposit, borrowing or interest rate swap agreements, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.
     As a result of the changes described herein, average earning assets rose 13% to $58.0 billion in the third quarter of 2008 from $51.3 billion in the similar quarter of 2007. Average earning assets were $58.5 billion in the second quarter of 2008 and totaled $58.0 billion and $51.0 billion for the nine-month periods ended September 30, 2008 and 2007, respectively.
     The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned banking subsidiary of M&T, are also included in core deposits. Average core deposits totaled $31.6 billion in the third quarter of 2008, compared with $28.3 billion in the year-earlier quarter and $31.6 billion in the second quarter of 2008. The Partners Trust and First Horizon acquisition transaction in 2007’s fourth quarter added approximately $2.0 billion of core deposits at acquisition. The following table provides an analysis of quarterly changes in the components of average core deposits. For the nine-month periods ended September 30, 2008 and 2007, core deposits averaged $31.3 billion and $28.4 billion, respectively. Core deposits totaled $32.6 billion at September 30, 2008, compared with $32.3 billion at June 30, 2008 and $30.7 billion at December 31, 2007.
AVERAGE CORE DEPOSITS

Dollars in millions		Percent increase
		(decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2008	2007	2008
NOW accounts	$484	4%	(5)%
Savings deposits	18,012	22	—
Time deposits less than $100,000	5,438	(3)	(2)
Noninterest-bearing deposits	7,673	4	1

Total	$31,607	12%	—%

     Domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits provide additional sources of funding for the Company. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $2.4 billion in the third quarter of 2008, compared with $2.5 billion and $2.2 billion in the year-earlier quarter and the second quarter of 2008, respectively. Offshore branch deposits, primarily comprised of balances of $100,000 or more, averaged $3.8 billion for the most recent quarter and $4.3 billion for each of the three-month periods ended September 30, 2007 and June 30, 2008. Brokered time deposits averaged $1.5 billion in the recent quarter, compared with $1.8 billion in the third quarter of 2007 and $1.4 billion in 2008’s second quarter. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $70 million of brokered time deposits. The Company also had brokered money-market deposit accounts which averaged $179 million during 2008’s third quarter, compared with $87 million and $124 million during the corresponding quarter of 2007 and second quarter of 2008, respectively. Offshore branch deposits and brokered deposits have been used by the Company as alternatives to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds and/or maturities associated with alternative funding sources at the time.
     The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks (“FHLBs”), and others as sources of funding. Short-term borrowings averaged $5.4 billion in the recently completed quarter, compared with $5.2 billion in the third quarter of 2007 and $6.9 billion in the second quarter of 2008. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature daily and averaged $4.4 billion in the third quarter of 2008, $4.5 billion in the year-earlier quarter and $5.0 billion in the second quarter of 2008. Overnight federal funds borrowings represent the largest component of short-term borrowings and are obtained daily from a wide variety of banks and other financial institutions. Also included in short-term borrowings is a $500 million structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank. The special purpose subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company. Average short-term borrowings in 2008’s third quarter included $239 million of borrowings from the FHLB of New York, compared with $16 million and $729 million in the third quarter of 2007 and second quarter of 2008, respectively.
     Long-term borrowings averaged $12.7 billion in the recent quarter, compared with $8.7 billion and $11.4 billion in the third quarter of 2007 and 2008’s second quarter, respectively. Included in average long-term borrowings were amounts borrowed from the FHLBs totaling $7.7 billion in the recent quarter, $4.5 billion in the third quarter of 2007 and $6.5 billion in the second quarter of 2007, and subordinated capital notes of $1.9 billion in the two most recent quarters and $1.5 billion in the third quarter of 2007. M&T issued $400 million of subordinated notes in December 2007, in part to maintain appropriate regulatory capital ratios. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.1 billion in the two most recent quarters and, $714 million in the quarter ended September 30, 2007. During January 2008, M&T Capital Trust IV issued $350 million of Enhanced Trust Preferred Securities bearing a fixed rate of interest of 8.50% and maturing in 2068. The related junior subordinated debentures are included in long-term borrowings. Information regarding trust preferred securities and the related junior subordinated debentures is provided in note 4 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.6 billion in each of the quarters ended September 30, 2008, September 30, 2007 and June 30, 2008.
     Beginning in the second quarter of 2008 and continuing in the recent quarter, the Company has actively sought to increase the average maturity of its non-deposit sources of funds and to reduce short-term borrowings. As a result, short-term borrowings were $2.9 billion at September 30, 2008, including $1.5 billion of overnight federal funds borrowings, compared with $6.2 billion at March 31, 2008, and long-term borrowings totaled $12.5 billion, including $7.5 billion of FHLB borrowings, compared with $10.7 billion at March 31, 2008. As previously noted, core deposits increased to $32.6 billion at September 30, 2008 from $31.7 billion at March 31, 2008 to further supplement the Company’s funding.
     Changes in the composition of the Company’s earning assets and interest-bearing liabilities as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.04% in the third quarter of 2008, compared with 3.06% in the third quarter of 2007 and 3.02% in the second quarter of 2008. The yield on earning assets during the recent quarter was

5.54%, down 140 basis points from 6.94% in the corresponding quarter of 2007, while the rate paid on interest-bearing liabilities decreased 138 basis points to 2.50% from 3.88%. In the second quarter of 2008, the yield on earning assets was 5.66% and the rate paid on interest-bearing liabilities was 2.64%. For the first nine months of 2008, the net interest spread was 3.00%, down 6 basis points from the year-earlier period. That decline was due, in part, to lower yields earned on loans that were only partially offset by lower rates paid on deposits and variable-rate borrowings. The yield on earning assets and the rate paid on interest-bearing liabilities were 5.80% and 2.80%, respectively, for the nine-month period ended September 30, 2008, compared with 6.94% and 3.88%, respectively, in the similar 2007 period.
     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets and M&T’s investment in BLG. Net interest-free funds averaged $8.1 billion in each of the second and third quarters of 2008, compared with $7.9 billion in the third quarter of 2007. The increase in average net interest-free funds in the recent quarter as compared with the year-earlier quarter was due largely to higher average balances of noninterest-bearing deposits and stockholders’ equity. During the first nine months of 2008 and 2007, average net interest-free funds were $8.0 billion and $7.9 billion, respectively. Goodwill and core deposit and other intangible assets averaged $3.4 billion during each of the two most recent quarters, and $3.1 billion during the third quarter of 2007. The cash surrender value of bank owned life insurance averaged $1.2 billion during each of the two most recent quarters and $1.1 billion during 2007’s third quarter. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.”
     The contribution of net interest-free funds to net interest margin was .35% in the third quarter of 2008, compared with .59% in the year-earlier quarter and .37% in the second quarter of 2008. For the first three quarters of 2008 and 2007, the contribution of net interest-free funds to net interest margin was .38% and .60%, respectively. The decrease in the contribution to net interest margin ascribed to net interest-free funds in the 2008 periods as compared to the corresponding 2007 periods resulted largely from the impact of lower interest rates on interest-bearing liabilities used to value such contribution.
     Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.39% in the recent quarter, 26 basis points lower than 3.65% in the third quarter of 2007, but equal to the second quarter of 2008. During the nine-month periods ended September 30, 2008 and 2007, the net interest margin was 3.38% and 3.66%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.
     Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.1 billion as of September 30, 2008, $2.4 billion as of September 30, 2007 and $2.3 billion as of December 31, 2007. Under the terms of all of the swap agreements outstanding at the recent quarter-end, and $892 million and $842 million of the swap agreements outstanding at September 30, 2007 and December 31, 2007, respectively, the Company received payments based on the outstanding notional amount of the swap agreements at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate time deposits and long-term borrowings. Under the terms of the additional $1.5 billion of swap agreements outstanding at September 30 and December 31, 2007, the Company paid a fixed rate of interest and received a variable rate. During the first quarter of 2008, those swap agreements, which had been designated as cash flow hedges, were terminated by the Company resulting in the realization of a loss of $37 million. That loss is being amortized over the original hedge period as an adjustment to interest expense associated with the previously hedged long-term borrowings.
     In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized as a result of these activities during the three- and nine-month periods ended September 30, 2008 and 2007 and during the quarter ended June 30, 2008 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $5 million and $17 million at September 30, 2008 and December 31, 2007, respectively, and a loss of $9 million at September 30, 2007. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The estimated fair values of the interest rate swap agreements designated as cash flow hedges were losses of approximately $3 million and $17 million at September 30 and December 31, 2007, respectively. The changes in the fair values of the interest rate swap agreements and the hedged items result from the effects of changing interest rates.
     The weighted-average rates to be received and paid under interest rate swap agreements in effect at September 30, 2008 were 6.25% and 4.57%, respectively. The average notional amounts of interest rate swap agreements and the related effect on net interest income and margin, and weighted-average interest rates paid or received on those swap agreements, are presented in the accompanying table.

INTEREST RATE SWAP AGREEMENTS
Dollars in thousands

	Three months ended September 30
	2008		2007
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(5,001)	(.04)	538	—

Net interest income/margin	$5,001	.04%	$(538)	—%

Average notional amount	$1,120,556		$1,368,926

Rate received**		6.31%		5.71%
Rate paid**		4.54%		5.86%

	Nine months ended September 30
	2008		2007
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(11,342)	(.03)	3,182	.01

Net interest income/margin	$11,342	.02%	$(3,182)	(.01)%

Average notional amount	$1,323,336		$1,083,560

Rate received**		6.09%		5.80%
Rate paid**		4.94%		6.19%

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
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
     The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $1.5 billion, $4.1 billion and $4.2 billion at September 30, 2008, September 30, 2007 and December 31, 2007, respectively. In general, these borrowings were unsecured and matured on the following business day. As already noted, offshore branch deposits and brokered certificates of deposit have been used by the Company as alternatives to short-term borrowings. Offshore branch deposits also generally mature on the next business day and totaled $5.8 billion at September 30, 2008, $6.2 billion at September 30, 2007 and $5.9 billion at December 31, 2007. Outstanding brokered time deposits at September 30, 2008, September 30, 2007 and December 31, 2007 were $1.1 billion, $1.6 billion and

$1.8 billion, respectively. At September 30, 2008, the weighted-average remaining term to maturity of such deposits was 8 months. Certain of these brokered time deposits have provisions that allow for early redemption.
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
     Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by direct-pay letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $136 million and $27 million at September 30, 2008 and 2007, respectively, and $63 million at December 31, 2007. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was approximately $1.9 billion at September 30, 2008, $1.6 billion at September 30, 2007 and $1.7 billion at December 31, 2007. M&T Bank also serves as remarketing agent for most of those bonds.
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
     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at September 30, 2008 approximately $705 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities, including $350 million of Enhanced Trust Preferred Securities issued by M&T Capital Trust IV in January 2008, and the issuance by M&T of $300 million of senior notes payable during the second quarter of 2007. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 4 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at September 30, 2008 or at December 31, 2007.

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
     The accompanying table as of September 30, 2008 and December 31, 2007 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
Changes in interest rates	September 30, 2008	December 31, 2007
+200 basis points	$33,552	4,707
+100 basis points	8,068	(996)
-100 basis points	(11,197)	(16,432)
-200 basis points	(30,880)	(24,284)
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
     The notional amounts of interest rate contracts entered into for trading purposes totaled $14.2 billion at September 30, 2008, compared with $9.5 billion at September 30, 2007 and $11.7 billion at December 31, 2007. The increase in the notional amounts of such contracts from September 30, 2007 to December 31,

2007 and September 30, 2008 was due largely to increased commercial lending volumes and the desire of commercial customers to use swap agreements to modify the characteristics of their borrowings. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $820 million, $899 million and $801 million at September 30, 2008, September 30, 2007 and December 31, 2007, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $370 million and $158 million, respectively, at September 30, 2008, $180 million and $82 million, respectively, at September 30, 2007, and $281 million and $143 million, respectively, at December 31, 2007. Included in trading account assets at September 30, 2008 were $40 million related to deferred compensation plans, compared with $47 million at each of September 30 and December 31, 2007. Changes in the fair value of such assets are recorded as trading account and foreign exchange gains in the consolidated statement of income. Included in other liabilities in the consolidated balance sheet at September 30, 2008 were $43 million of liabilities related to deferred compensation plans, compared with $50 million at each of September 30 and December 31, 2007. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.
     Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions associated with the Company’s trading activities.
Provision for Credit Losses
The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the third quarter of 2008 was $101 million, compared with $34 million in the year-earlier quarter and $100 million in the second quarter of 2008. For the nine-month periods ended September 30, 2008 and 2007, the provision for credit losses was $261 million and $91 million, respectively. The higher levels of the provision in the 2008 periods compared with the 2007 periods reflect the impact of declining real estate valuations and higher delinquencies and charge-offs related to the Company’s alternative (“Alt-A”) residential real estate loan portfolio and to the residential real estate builder and developer loan portfolio.
     Through early 2007, the Company had been an active participant in the origination of Alt-A residential real estate loans and the sale of such loans in the secondary market. Alt-A loans originated by the Company typically included some form of limited documentation requirements as compared with more traditional residential real estate loans. Unfavorable market conditions during the first quarter of 2007, including a lack of liquidity by previously active purchasers, impacted the Company’s willingness to sell Alt-A loans, as an auction of such loans initiated by the Company at that time received fewer bids than normal and the pricing of those bids was substantially lower than expected. As a result, $883 million of Alt-A loans previously held for sale (including $808 million of first mortgage loans and $75 million of second mortgage loans) were transferred in March 2007 to the Company’s held-for-investment loan portfolio. In total, Alt-A residential mortgage loans aggregated $1.0 billion, $1.3 billion and $1.2 billion at September 30, 2008,

September 30, 2007 and December 31, 2007, respectively, and included $44 million, $69 million and $59 million of second mortgage loans at those respective dates. This Alt-A portfolio of first and second mortgage loans has experienced higher delinquencies and charge-offs than the Company’s other first and second mortgage loans.
     The Company’s portfolio of loans to builders and developers of residential real estate totaled $2.0 billion at September 30, 2008, compared with $2.1 billion at each of September 30 and December 31, 2007. This portfolio has experienced increased delinquencies and charge-offs during 2008, particularly related to properties in the Mid-Atlantic region of the United States.
     Net loan charge-offs were $94 million in the recent quarter, compared with $22 million in the third quarter of 2007 and $99 million in the second quarter of 2008. Net charge-offs as an annualized percentage of average loans and leases were .77% in the third quarter of 2008, compared with .20% and .81% in the third quarter of 2007 and the second quarter of 2008, respectively. Net charge-offs for the nine-month period ended September 30, 2008 totaled $239 million in 2008 and $60 million in 2007, representing .65% and .19% of average loans and leases. A summary of net charge-offs by loan type follows.
NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In thousands

	2008
				Year
	1st Qtr.	2nd Qtr.	3rd Qtr.	to-date
Commercial, financial, etc.	$4,377	20,284	8,312	32,973
Real estate:
Commercial	4,380	39,559	39,713	83,652
Residential	15,097	12,490	16,081	43,668
Consumer	21,961	26,888	30,089	78,938

	$45,815	99,221	94,195	239,231

	2007
				Year
	1st Qtr.	2nd Qtr.	3rd Qtr.	to-date
Commercial, financial, etc.	$4,533	7,393	2,917	14,843
Real estate:
Commercial	671	1,021	285	1,977
Residential	1,369	2,483	4,603	8,455
Consumer	10,618	10,722	13,835	35,175

	$17,191	21,619	21,640	60,450

     Included in net charge-offs of commercial real estate loans were net charge-offs of loans to residential homebuilders and developers of $33 million and $38 million for the quarters ended September 30 and June 30, 2008, respectively. There were no such loans charged off in the quarter ended September 30, 2007. Approximately $14 million of the $33 million of builder and developer net charge-offs in the recent quarter and essentially all of the $38 million of net charge-offs in the second quarter of 2008 were related to real estate located in the Mid-Atlantic region. The impact of declining real estate values that has contributed to higher levels of residential real estate loan delinquencies and charge-offs has been particularly noteworthy in the $1.0 billion portfolio of Alt-A residential mortgage loans held by the Company. Net charge-offs of Alt-A first mortgage loans in the third quarter of 2008 were $12 million, compared with $3 million and $10 million during the quarters ended September 30, 2007 and June 30, 2008, respectively. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended September 30, 2008, September 30, 2007 and June 30, 2008, respectively, of: indirect automobile loans of $13 million, $7 million and $11 million; recreational vehicle loans of $6 million, $2 million and $5 million; and home equity loans and lines of credit, including Alt-A second lien loans, of $7 million, $3 million and $9 million. Including both first and second lien mortgages, net charge-offs of Alt-A loans totaled $15 million for each of the quarters ended September 30, 2008 and June 30, 2008, compared with $5 million in the third quarter of 2007.
     Nonperforming loans, consisting of nonaccrual and restructured loans, totaled $710 million or 1.46% of total loans and leases outstanding at September 30, 2008, compared with $371 million or .83% at September 30, 2007, $447 million or .93% at December 31, 2007, and $587 million or 1.20% at June 30, 2008. Major factors contributing to the rise in nonperforming loans from the third quarter of 2007 were a $156 million increase in residential real estate loans and a $100 million rise in loans to builders and developers of residential real estate. The increase in nonperforming residential real estate loans was the result of the residential real estate market turmoil and its impact on the portfolio of Alt-A loans and also reflected a change in accounting procedure in December 2007 whereby residential real estate loans previously classified as nonaccrual when payments were 180 days past due now stop accruing interest when principal or interest is delinquent 90 days. The impact of the acceleration of the classification of such loans as nonaccrual resulted in an increase in nonperforming loans of $72 million, $84 million and $65 million at September 30, 2008, December 31, 2007 and June 30, 2008, respectively. The higher level of nonaccrual loans to builders and developers was largely due to deteriorating residential real estate values. The most significant factors contributing to the higher level of nonperforming loans at September 30, 2008 as compared with December 31, 2007 and June 30, 2008 was the addition of commercial real estate loans, including loans to builders and developers of residential real estate, and residential real estate loans.
     Accruing loans past due 90 days or more were $96 million or .20% of total loans and leases at September 30, 2008, compared with $140 million or .31% a year earlier, $77 million or .16% at December 31, 2007 and $94 million or .19% at June 30, 2008. Those loans included $90 million, $70 million, $73 million and $89 million at September 30, 2008, September 30, 2007, December 31, 2007 and June 30, 2008, respectively, of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $86 million, $61 million, $67 million and $78 million at September 30, 2008, September 30, 2007, December 31, 2007 and June 30, 2008. Loans past due 90 days or more and accruing interest that were guaranteed by government-related entities also included foreign commercial and industrial loans supported by the Export-Import Bank of the United States that totaled $3 million at September 30, 2008, compared with $9 million a year earlier, $5 million at December 31, 2007 and $10 million at June 30, 2008.
     Commercial loans and leases classified as nonperforming aggregated $94 million at September 30, 2008, $114 million at September 30, 2007, $79 million at December 31, 2007, and $90 million at June 30, 2008. The decline in such loans from September 30, 2007 to the recent quarter-end was largely due to a reduction of nonperforming loans to automobile dealers predominantly due to payments received. The rise in nonperforming commercial loans and leases at September 30 and June 30, 2008 as compared with December 31, 2007 was largely due to the addition of a $16 million relationship with a publishing company in 2008’s second quarter.
     Nonperforming commercial real estate loans totaled $291 million at September 30, 2008, $112 million a year earlier, $118 million at December 31, 2007 and $227 million at June 30, 2008. Included in nonperforming commercial real estate loans were loans to residential homebuilders and developers of $180 million, $80 million, $85 million and $161 million at September 30, 2008, September 30, 2007, December 31, 2007 and June 30, 2008, respectively, reflecting the impact of the downturn in the residential real estate market, including declining real estate values. The collateral securing those loans is largely located in the Mid-Atlantic region.
     Residential real estate loans classified as nonperforming totaled $242 million at September 30, 2008, $86 million at September 30, 2007, $181 million at December 31, 2007 and $200 million at June 30, 2008. As already noted, the significant increase in such loans from September 30, 2007 reflects the turmoil present in the residential real estate marketplace that has resulted in declining property values as well as the effect of the change in accounting procedure for nonaccrual residential real estate loans that became effective during the fourth quarter of 2007. Included in nonperforming residential real estate loans were nonperforming Alt-A loans which totaled $130 million, $41 million, $90 million and $106 million at September 30, 2008, September 30, 2007, December 31, 2007 and June 30, 2008, respectively. Residential real estate loans past due 90 days or more and accruing interest totaled $86 million at September 30, 2008, compared with $118 million a year-earlier, and $66 million and $78 million at December 31, 2007 and June 30, 2008, respectively. Such amounts consist predominantly of guaranteed loans repurchased from government-related entities.
     Nonperforming consumer loans and leases totaled $82 million at September 30, 2008, compared with $59 million a year earlier, $69 million at December 31, 2007 and $70 million at June 30, 2008. Included in nonperforming consumer loans and leases at September 30, 2008, September 30, 2007, December 31, 2007 and June 30, 2008 were indirect automobile loans of $40 million, $26 million, $30 million and $33 million, respectively; recreational vehicle loans of $9 million, $5 million, $11 million and $11 million, respectively; and outstanding balances of home equity lines of credit of $17 million, $11 million, $12 million and $13 million, respectively. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .74% and .58% at September 30, 2008 and 2007, respectively, .61% at December 31, 2007 and .63% at June 30, 2008.
     Real estate and other assets owned, largely comprised of assets acquired in settlement of defaulted loans, totaled $85 million at September 30, 2008, $22 million at September 30, 2007, $40 million at December 31, 2007 and $53 million at June 30, 2008. The increase from September 30, 2007 and December 31, 2007 resulted from higher residential real estate loan defaults and additions during the recent quarter from residential real estate development projects. The rise from June 30, 2008 was attributable to the residential real estate development project additions.

     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE LOAN DATA
Dollars in thousands

	2008 Quarters			2007 Quarters
	Third	Second	First	Fourth	Third
Nonaccrual loans	$688,214	568,460	477,436	431,282	356,438
Renegotiated loans	21,804	18,905	17,084	15,884	14,953

Total nonperforming loans	710,018	587,365	494,520	447,166	371,391
Real estate and other assets owned	85,305	52,606	52,805	40,175	22,080

Total nonperforming assets	$795,323	639,971	547,325	487,341	393,471

Accruing loans past due 90 days or more*	$96,206	93,894	81,316	77,319	140,313

Government guaranteed loans included in totals above:
Nonperforming loans	$30,075	24,658	22,320	19,125	15,999
Accruing loans past due 90 days or more	89,945	89,163	76,511	72,705	69,956

Nonperforming loans to total loans and leases, net of unearned discount	1.46%	1.20%	1.00%	.93%	.83%
Nonperforming assets to total net loans and leases and real estate and other assets owned	1.63%	1.30%	1.11%	1.01%	.88%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.20%	.19%	.17%	.16%	.31%

*	Predominately residential mortgage loans.
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
     Management cautiously and conservatively evaluated the allowance for credit losses as of September 30, 2008 in light of (i) the declining residential real estate values and emergence of higher levels of delinquencies of residential real estate loans; (ii) the declining pace of economic growth in many of the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company in late-2007 and through 2008’s third quarter. Although the national economy experienced moderate growth in 2007 with inflation being reasonably well contained, concerns exist in 2008 about a deepening economic downturn in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; rising private sector layoffs and unemployment, which could cause consumer spending to slow; the underlying impact on businesses’ operations and abilities to repay loans should consumer spending slow; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued slowing of domestic automobile sales.
     Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers generally, such as those described above, but also residential and commercial real estate valuations, in particular, given the size of the real estate loan portfolios. Although concerns exist about the factors and conditions described herein, through September 30, 2008 the increases in nonperforming loans and net charge-offs have largely been centered in the Company’s portfolios of residential real estate loans, including second lien Alt-A mortgage loans, and loans to developers and builders of residential real estate. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations, including valuations of residential real estate development or construction projects, can be impacted by housing trends, the availability of financing at reasonable interest rates, and general economic conditions affecting consumers.
     Management believes that the allowance for credit losses at September 30, 2008 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $781 million, or 1.60% of total loans and leases at September 30, 2008, compared with $680 million or 1.52% at September 30, 2007, $759 million or 1.58% at December 31, 2007 and $774 million or 1.58% at June 30, 2008. The increase in the level of the allowance as a percentage of outstanding loans and leases since September 30, 2007 reflects management’s evaluation of the loan and lease portfolio as described herein, including the impact of lower real estate values and higher levels of delinquencies and charge-offs in the Company’s portfolio of Alt-A residential real estate loans and in the residential real estate builder and developer loan portfolio. The December 2007 change in accounting procedure that accelerated the recognition of charge-offs on residential real estate loans and home equity lines of credit has damped the rise in the allowance as a percentage of loans. The excess of such loan balances over the net realizable value of the property collateralizing the loan is now charged off when the loans become 150 days delinquent, whereas previously the Company provided an allowance for credit losses for such amounts and charged off loans upon foreclosure of the underlying property. Nevertheless, should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonperforming loans was 110% at September 30, 2008, compared with 183% a year earlier, 170% at December 31, 2007 and 132% at June 30, 2008. Given the Company’s position as a secured lender, changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.
Other Income
Other income totaled $114 million in the third quarter of 2008, compared with $253 million in the corresponding quarter of 2007 and $271 million in the second quarter of 2008. The decrease from the prior periods resulted from the previously discussed $153 million (pre-tax) non-cash accounting charge during the recent quarter for other-than-temporary declines in value of preferred stock of Fannie Mae and Freddie Mac. Excluding the impact of losses from investment securities, other income in the recent quarter was $266 million, up 5% from the year-earlier quarter, but 4% below the second quarter of 2008. Contributing to the improvement from the third quarter of 2007 were higher service charges on deposit accounts, mortgage banking revenues and credit-related fees. The decline from the immediately preceding quarter was due, in part, to lower credit-related fees and trading account and foreign exchange gains.
     Mortgage banking revenues totaled $38 million in the recent quarter, equal to the second quarter of 2008, but up 20% from $32 million in the third quarter of 2007. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities.
     Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, totaled $28 million in the recent quarter, compared with $27 million in each of the third quarter of 2007 and the second quarter of 2008.
     Residential mortgage loans originated for sale to other investors were approximately $960 million in the recent quarter, compared with $1.4 billion in the third quarter of 2007 and $1.2 billion in 2008’s second quarter. Residential mortgage loans sold to investors totaled $1.1 billion in the third quarter of 2008, compared with $1.3 billion in each of the year-earlier quarter and the second quarter of 2008. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to a gain of $6 million in each of the recently completed quarter, the third quarter of 2007 and the second quarter of 2008.
     Revenues from servicing residential mortgage loans for others were $21 million in the most recent quarter, compared with $18 million in the third quarter of 2007 and $20 million in the second quarter of 2008. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans which totaled $8 million in the recent quarter, $6 million in the third quarter of 2007 and $7 million in 2008’s second quarter. Residential mortgage loans serviced for others were $21.2 billion at September 30, 2008, $18.6 billion a year earlier and $19.4 billion at December 31, 2007, including the small balance commercial mortgage loans noted above of approximately $5.8 billion and $4.5 billion at September 30, 2008 and 2007, respectively, and $4.9 billion at December 31, 2007. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $171 million at September 30, 2008, compared with $166 million at September 30, 2007 and $170 million at December 31, 2007. Included in capitalized residential mortgage servicing assets were $63 million at September 30, 2008, $55 million a year earlier and $57 million at December 31, 2007 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Servicing rights for the small balance commercial mortgage loans were purchased from BLG or its affiliates. In addition, at September 30, 2008 capitalized servicing rights included $30 million for servicing rights for $4.2 billion of residential real estate loans that were purchased from affiliates of BLG. Additional information about the Company’s relationship with BLG and its affiliates is provided in note 9 of Notes to Financial Statements.
     Loans held for sale that are secured by residential real estate totaled $439 million and $950 million at September 30, 2008 and 2007, respectively, and $774 million at December 31, 2007. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $736 million and $657 million, respectively, at September 30, 2008, $984 million and $579 million, respectively, at September 30, 2007 and $772 million and $492 million, respectively, at December 31, 2007. Net unrealized losses on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $5 million at each of September 30, 2008 and 2007, and $7 million at December 31, 2007. Changes in such net unrealized losses are recorded in mortgage banking revenues and resulted in net decreases in revenues of $300 thousand in the third quarter of 2008, compared with net decreases of $2 million in the third quarter of 2007 and $3 million in the second quarter of 2008.
     Commercial mortgage banking revenues in the recent quarter were $10 million, compared with $5 million in 2007’s third quarter and $11 million in the second quarter of 2008. Included in such amounts were revenues from loan origination and sales activities of $7 million in the third quarter of 2008, compared with $2 million in the corresponding 2007 period and $8 million in 2008’s second quarter. Commercial mortgage loan servicing revenues were $3 million in each of the third quarters of 2008 and 2007 and in the second quarter of 2008. Capitalized commercial mortgage servicing assets totaled $25 million at September 30, 2008 and $20 million at each of September 30, 2007 and December 31, 2007. Commercial mortgage loans held for sale at September 30, 2008 and 2007 were $71 million and $43 million, respectively, and $79 million at December 31, 2007. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $150 million and $79 million, respectively, at September 30, 2008, $198 million and $154 million, respectively, at September 30, 2007 and $176 million and $97 million, respectively, at December 31, 2007. Net unrealized gains on commercial mortgage loans held for sale, commitments to sell commercial mortgage loans, and commitments to originate commercial mortgage loans for sale were $1 million at September 30, 2008. There were no net unrealized gains or losses on commercial mortgage loans held for sale and the related commitments at September 30 or December 31, 2007.
     Service charges on deposit accounts totaled $110 million in the two most recent quarters, compared with $104 million in the third quarter of 2007. Nearly half of the increase from the third quarter of 2007 to the recent quarter was due to the impact of the fourth quarter 2007 acquisition transactions. Trust income totaled $39 million in the recent quarter, compared with $38 million in last year’s third quarter and $40 million in the second quarter of 2008. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $16 million in the third quarter of 2008, compared with $15 million in the similar quarter of 2007 and $17 million in the second quarter of 2008. Trading account and foreign exchange activity resulted in gains of $4 million during the most recent quarter, and $7 million in each of the third quarter of 2007 and second quarter of 2008.
     M&T’s pro-rata share of the operating loss of BLG in the recent quarter was $14 million, compared with losses of $11 million in the third quarter of 2007 and $13 million in the second 2008 quarter. The loss in 2007’s third quarter was due to the timing of the recognition of gains from loan sales and securitizations. The operating results of BLG in the two most recent quarters resulted from the disruptions in the commercial mortgage-backed securities market and reflected lower gains from loan securitization and sales activities, lower values ascribed to loans held for sale, and costs associated with severance and certain lease terminations. Despite the credit and liquidity disruptions that began in 2007, BLG had been successfully securitizing and selling significant volumes of small-balance commercial real estate loans until the first quarter of 2008. In response to the illiquidity in the market place, BLG has reduced its originations activities, scaled back its workforce and made use of its contingent liquidity sources. BLG is also evaluating alternatives for the placement of small-balance commercial real estate loan originations should the securitization market not improve. Nevertheless, significant fluctuations are expected as part of the business cycle of any mortgage origination and securitization business. Additionally, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings. Nevertheless, if BLG is not able to realize sufficient cash flows for the benefit of M&T, the Company may be required to recognize an other-than-temporary impairment charge in a future period for some portion of the $280 million book value of its investment in BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 9 of Notes to Financial Statements.
     During the third quarter of 2008, the Company realized losses on investment securities of $152 million, compared with losses of $138 thousand and $5 million in the third quarter of 2007 and second quarter of 2008, respectively. As previously described, recognized in the recent quarter was a $153 million other-than-temporary impairment charge for the Company’s holdings of preferred stock of Fannie Mae and Freddie Mac.
     Other revenues from operations totaled $73 million in the recent quarter, compared with $68 million in 2007’s third quarter and $77 million in the second quarter of 2008. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $23 million in the recent quarter, $19 million in the third quarter of 2007 and $25 million in the second quarter of 2008. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $12 million in the recent quarter, $14 million in the year-earlier quarter and $11 million in 2008’s second quarter. Revenues from merchant discount and credit card fees were $10 million in each of the two most recent quarters, compared with $9 million in the third quarter of 2007. Insurance-related sales commissions and other revenues totaled $7 million in the quarter ended September 30, 2008 and $8 million in each of the quarters ended September 30, 2007 and June 30, 2008.
     Other income totaled $698 million in the first nine months of 2008, compared with $772 million in the corresponding 2007 period. The two factors causing the decline in such income were the previously noted $153 million charge recognized in the third quarter of 2008 related to the other-than-

temporary decline in value of the preferred stock of Fannie Mae and Freddie Mac and losses from M&T’s investment in BLG. Partially offsetting those factors were higher mortgage banking revenues, service charges on deposit accounts and credit-related fees, and a $33 million gain recognized in 2008’s initial quarter on the redemption of common stock of Visa.
     For the first nine months of 2008, mortgage banking revenues aggregated $116 million, up 43% from $81 million in the year-earlier period. Residential mortgage banking revenues increased to $88 million during the nine-month period ended September 30, 2008 from $62 million in the similar 2007 period. Residential mortgage loans originated for sale to other investors were $3.4 billion in the first three quarters of 2008, compared with $4.2 billion in the corresponding 2007 period. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized unrealized gains and losses on residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to gains of $23 million and $1 million during the nine-month periods ended September 30, 2008 and 2007, respectively. Reflected in the 2008 gains were approximately $5 million of revenues related to the January 1, 2008 adoption of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 109 for written loan commitments issued or modified after January 1, 2008. In November 2007, the SEC issued SAB No. 109, which reversed previous conclusions expressed by the SEC staff regarding written loan commitments that are accounted for at fair value through earnings. Specifically, the SEC staff now believes that the expected net future cash flows related to the associated servicing of the loan should be included in the fair value measurement of the derivative loan commitment. In accordance with SAB No. 105, “Application of Accounting Principles to Loan Commitments,” the Company had not included such amounts in the value of loan commitments accounted for as derivatives in 2007. Reflected in the 2007 gains were $18 million of losses related to Alt-A residential mortgage loans that were recognized during the first quarter of 2007. As discussed herein under the heading “Provision for Credit Losses,” in March 2007 the Company transferred $883 million of Alt-A loans originally held for sale to its held-for-investment loan portfolio. In accordance with GAAP, loans held for sale must be recorded at the lower of cost or market value. Accordingly, prior to reclassifying the Alt-A mortgage loans to the held-for-investment portfolio, the carrying value of such loans was reduced by $12 million. Additionally, the Company may be contractually obligated to repurchase some previously sold residential real estate loans that do not ultimately meet investor sale criteria, including instances where mortgagors failed to make timely payments during the first 90 days subsequent to the sale date. Requests from investors for the Company to repurchase residential real estate loans increased significantly in early 2007, particularly related to Alt-A loans. As a result, during 2007’s first quarter the Company reduced mortgage banking revenues by $6 million related to declines in market values of previously sold residential real estate loans that the Company may be required to repurchase. Most of those loans have not been repurchased as of September 30, 2008.
     Revenues from servicing residential mortgage loans for others were $60 million and $54 million for the first nine-months of 2008 and 2007, respectively. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small balance commercial mortgage loans of $22 million and $15 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Commercial mortgage banking revenues totaled $29 million during the first three quarters of September 30, 2008, up from $19 million in the similar 2007 period due to higher loan origination and sales activities.

     Service charges on deposit accounts rose 7% to $324 million during the first nine months of 2008 from $304 million in the similar 2007 period, reflecting increases in both commercial and consumer service charges, the latter largely related to debit card usage. Approximately 40% of the increase in service charges reflects the impact of the late-2007 acquisition transactions. Trust income increased 6% to $120 million from $113 million a year earlier, due predominantly to fees resulting from higher proprietary money-market mutual fund balances. Brokerage services income rose 4% to $49 million during the first nine months of 2008 from $47 million in the corresponding 2007 period. Trading account and foreign exchange activity resulted in gains of $16 million and $20 million for the nine-month periods ended September 30, 2008 and 2007, respectively. M&T’s February 2007 investment in BLG resulted in losses of $29 million for the nine months ended September 30, 2008, compared with losses of $6 million in the year-earlier period. The increased losses were largely driven by changes in the commercial mortgage-backed securities market as was described earlier. Losses on investment securities aggregated $124 million during the first three quarters of 2008, compared with gains from investment securities of $1 million in the similar 2007 period. The losses in 2008 were largely the result of the $153 million accounting charge for the other-than-temporary decline in value of the Fannie Mae and Freddie Mac preferred stock, partially offset by the recognition of a $33 million gain from the redemption of common shares of Visa during the first quarter of 2008. Other revenues from operations were $226 million in the first nine months of 2008, up from $212 million in the corresponding 2007 period. Included in other revenues from operations during the nine-month periods ended September 30, 2008 and 2007 were letter of credit and other credit-related fees of $77 million and $62 million, respectively, income from bank owned life insurance of $35 million in each period, merchant discount and credit card fees of $30 million and $26 million, respectively, and insurance-related sales commissions and other revenues of $25 million and $24 million, respectively.
Other Expense
Other expense totaled $435 million in the third quarter of 2008, 11% higher than $391 million in the year-earlier period and 4% above $420 million in 2008’s second quarter. Included in the amounts noted above are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $16 million in each of the third quarters of 2008 and 2007 and $17 million in the second quarter of 2008. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $419 million in the recent quarter, compared with $375 million in the third quarter of 2007 and $403 million in the second quarter of 2008.
     Other expense for the nine-month period ended September 30, 2008 aggregated $1.28 billion, up $98 million or 8% from $1.18 billion in the corresponding 2007 period. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $51 million in each of 2008 and 2007, and merger-related expenses of $4 million in the first nine months of 2008. Exclusive of these nonoperating expenses, noninterest operating expenses through the first nine months of 2008 increased $94 million or 8% to $1.23 billion from $1.13 billion in the similar 2007 period. Table 2 provides a reconciliation of other expense to noninterest operating expense.
     Salaries and employee benefits expense totaled $237 million in the third quarter of 2008, compared with $221 million in the similar 2007 quarter and $236 million in the second quarter of 2008. For the first three quarters of 2008, salaries and employee benefits expense rose 6% to $725 million from $682 million in the year-earlier period. The higher expense levels in 2008 as compared with 2007 reflect annual merit increases, higher incentive compensation and the impact of the fourth quarter acquisition transactions. Stock-based compensation totaled $10 million during each of the quarters ended September 30, 2008 and June 30, 2008, $11 million during the quarter ended September 30, 2007, and $39 million and $41 million for the nine-month periods ended September 30, 2008 and 2007, respectively. The number of full-time equivalent employees was 12,914 at September 30, 2008, 12,534 at September 30, 2007, 13,246 at December 31, 2007 and 13,052 at June 30, 2008.
     Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $182 million in the third quarter of 2008, compared with $154 million in the similar quarter of 2007 and $167 million in the second quarter of 2008. On the same basis, such expenses were $501 million and $449 million during the first nine months of 2008 and 2007, respectively. The rise in nonpersonnel operating expenses in 2008’s third quarter as compared with the year-earlier quarter was due, in part, to higher costs for equipment and net occupancy, professional services and advertising, as well as increased expenses related to the foreclosure process for residential real estate properties. Contributing to the higher level of expense in 2008’s third quarter compared with the second quarter of 2008 were changes to the valuation allowance for the impairment of capitalized residential mortgage servicing rights. During the recent quarter, there was a $1 million addition to the valuation allowance while there was a $9 million reversal of a portion of such valuation allowance in the second quarter of 2008. Also contributing to the higher expenses in the recent quarter as compared with 2008’s second quarter were higher costs related to professional services and advertising. Contributing to the rise in nonpersonnel expenses in the first three quarters of 2008 as compared with 2007 were higher costs related to professional services, advertising and the foreclosure process for residential real estate properties. Partially offsetting those increases was a reversal in the first quarter of 2008 of approximately $15 million of the $23 million accrued during the fourth quarter of 2007 for estimated losses stemming from certain litigation involving Visa (“Covered Litigation”). As part of Visa’s initial public offering, M&T Bank and other member banks are obligated to share in losses from the Covered Litigation. As Visa settles the Covered Litigation and provides information regarding any such settlements to its member banks, increases or decreases in M&T’s accrual for Covered Litigation are possible. Additional information about the Covered Litigation is included in note 6 of Notes to Financial Statements.
     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 55.2% during the recent quarter, compared with 51.6% during the third quarter of 2007 and 52.4% in the second quarter of 2008. The efficiency ratios for the nine months ended September 30, 2008 and 2007 were 53.5% and 52.2%, respectively. Noninterest operating expenses used in calculating the efficiency ratio do not include the amortization of core deposit and other intangible assets or the acquisition-related costs noted earlier. If charges for amortization of core deposit and other intangible assets were included, the efficiency ratio for the three-month periods ended September 30, 2008, September 30, 2007 and June 30, 2008 would have been 57.2%, 53.8% and 54.6%, respectively, and for the nine-month periods ended September 30, 2008 and 2007 would have been 55.7% and 54.6%, respectively.
Income Taxes
The provision for income taxes for the third quarter of 2008 was a benefit of $25 million, compared with income tax expense of $97 million and $78 million in the third quarter of 2007 and second quarter of 2008, respectively. The income tax benefit recorded in the recent quarter reflects the resolution of previously uncertain tax positions related to the Company’s activities in various jurisdictions during the years 1999-2007 that allowed the Company to reduce its accrual for income taxes in late September 2008 by $40 million. Exclusive of the impact of the $40 million credit to income taxes, the effective tax rate in 2008’s third quarter was 22.7%. That compares with 32.7% in each of the quarters ended September 30, 2007 and June 30, 2008. For the nine-month periods ended September 30, 2008 and 2007, the provision for income taxes was $156 million and $290 million, respectively, resulting in effective tax rates of 25.6% in 2008 and 33.0% in 2007.
     The effective tax rate is impacted by the level of income earned that is exempt from tax relative to the overall level of pre-tax income and by the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among those jurisdictions. Although the other-than-temporary impairment charge related to Fannie Mae and Freddie Mac preferred stock is fully deductible for purposes of computing income tax expense, that charge had an impact on the effective tax rate because it significantly lowered pre-tax income relative to the amounts of tax-exempt income and other permanent differences that impact the effective tax rate. Excluding the impact of the (i) other than temporary impairment charge from pre-tax income and income tax expense and (ii) the $40 million credit to income tax expense resulting from the resolution of previously uncertain tax positions, the Company’s effective tax rates for the three- and nine-month periods ended September 30, 2008 would have been 32.1% and 33.0%, respectively.
     The Company’s effective tax rate in future periods will also be affected by the results of operations allocated to the various tax jurisdictions within which the Company operates, any change in income tax regulations within those jurisdictions, or interpretations of income tax regulations that differ from the Company’s interpretations by any of various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries.
Capital
Stockholders’ equity totaled $6.4 billion at September 30, 2008, compared with $6.2 billion at September 30, 2007 and $6.5 billion at December 31, 2007. As a percentage of total assets, stockholders’ equity at September 30, 2008, September 30, 2007 and December 31, 2007 was 9.83%, 10.40% and 10.00%, respectively. On a per share basis, stockholders’ equity was $58.17 at September 30, 2008, compared with $58.40 and $58.99 at September 30 and December 31, 2007, respectively. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $27.67 at September 30, 2008, compared with $29.48 a year earlier and $27.98 at December 31, 2007. A reconciliation of total stockholders’ equity and tangible equity as of each of those respective dates is presented in table 2.
     Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, gains or losses associated with interest rate swap agreements designated as cash flow hedges, and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on investment securities, net of applicable tax effect, reflected in accumulated other comprehensive income (loss) were $405 million, or $3.67 per common share, at September 30, 2008, compared with $58 million, or $.54 per share, at September 30, 2007 and $59 million, or $.54 per share, at December 31, 2007. Such unrealized losses are generally due to changes in interest rates and/or a temporary lack of liquidity in the market, and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. Reflected in net unrealized losses at September 30, 2008 were pre tax-effect unrealized losses of $597 million on available-for-sale investment securities with an amortized cost of $4.7 billion and pre-tax effect unrealized gains of $39 million on securities with an amortized cost of $3.2 billion. The pre-tax effect unrealized losses reflect $481 million of losses on $3.2 billion of privately issued collateralized mortgage obligations (considered Level 3 valuations) and $94 million of losses on $251 million of trust preferred securities issued by financial institutions and securities backed by trust preferred securities issued by financial institutions ($22 million of such unrealized losses were on $27 million of securities using a Level 3 valuation, with the remainder classified as Level 2 valuations).
     During the third quarter of 2008, an other-than-temporary impairment charge of $153 million (pre-tax) was recorded on preferred stock holdings of Fannie Mae and Freddie Mac that the Company continues to hold in its available-for-sale investment securities portfolio. Following the impairment charge, those preferred stock holdings have a remaining cost-basis of $9 million. Fannie Mae and Freddie Mac were placed under conservatorship on September 7, 2008 by the U.S. Government. The impairment charge and the recognition of available income tax benefits resulted in a reduction of the Company’s recent quarter net income of $97 million, or $.88 of diluted earnings per share. During the second quarter of 2008, an other-than-temporary impairment charge of $6 million (pre-tax) was recorded on one floating rate private collateralized mortgage obligation that was backed by option adjustable rate residential mortgages.
     As of September 30, 2008, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at September 30, 2008.
     As of September 30, 2008, the Company had the ability and intent to hold each of the impaired securities, that is where market value is less than the cost basis of the security, to recovery. The Company intends to closely monitor the performance of the privately issued mortgage-backed securities and other securities to assess if changes in their underlying credit performance or other events cause the cost basis of those securities to become other than temporarily impaired. However, because the unrealized losses described have already been reflected in the financial statement values for investment securities and stockholders’ equity, any recognition of an other-than-temporary decline in value of these investment securities would have no effect on the Company’s consolidated balance sheet. Additional information concerning fair value measurements and the Company’s approach to and classification of such measurements is included in note 10 of Notes to Financial Statements.
     Also reflected in accumulated other comprehensive income were net losses of $9 million, or $.09 per share, representing the remaining unamortized losses related to the termination of interest rate swap agreements that had been designated as cash flow hedges. Included in this amount were unamortized losses of $10 million related to swap agreements terminated by the Company during the first quarter of 2008 that had originally been entered into as a cash flow hedge of variable rate long-term borrowings. Net unrealized fair value losses associated with interest rate swap agreements designated as cash flow hedges were $390 thousand at September 30, 2007 and $9 million, or $.08 per share, at December 31, 2007.

There were no outstanding interest rate swap agreements designated as cash flow hedges at September 30, 2008. Adjustments to reflect the funded status of defined benefit pension and other postretirement plans as required under SFAS No. 158, net of applicable tax effect, reduced accumulated other comprehensive income by $47 million, or $.43 per share, at September 30, 2008, $28 million, or $.26 per share, at September 30, 2007, and $46 million, or $.42 per share, at December 31, 2007.
     In February 2007, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. There were no repurchases during the first nine months of 2008. Through September 30, 2008, M&T had repurchased a total of 2,818,500 shares of common stock pursuant to that authorization at an average cost of $108.30 per share.
     Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. At September 30, 2008, core capital included $1.1 billion of the trust preferred securities described in note 4 of Notes to Financial Statements, and total capital further included $1.6 billion of subordinated notes. In December 2007, M&T Bank issued $400 million of 6.625% fixed rate subordinated notes due 2017 and in January 2008, M&T Capital Trust IV issued $350 million of Enhanced Trust Preferred Securities that pay a fixed rate of interest of 8.50%. For further discussion of the Enhanced Trust Preferred Securities, see note 4 of Notes to Financial Statements.
     The rate of regulatory core capital generation, or net operating income (as previously defined) less the sum of dividends paid and the after-tax effect of merger-related expenses expressed as an annualized percentage of regulatory “core capital” at the beginning of each period was 2.10% during the third quarter of 2008, compared with 14.02% in the corresponding quarter of 2007 and 8.63% in the second quarter of 2008. The recent quarter’s rate of regulatory core capital generation was adversely impacted by the other-than-temporary impairment charge recorded on the preferred stock of Fannie Mae and Freddie Mac, which reduced net operating income by $97 million. Excluding that charge from the recent quarter’s results, the rate of regulatory core capital generation was 10.77%.
     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A., as of September 30, 2008 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS
September 30, 2008

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Core capital	7.89%	7.21%	24.97%
Total capital	11.98%	11.33%	25.55%
Leverage	7.34%	6.73%	12.44%
Segment Information
In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 5 of Notes to Financial Statements.

     Net income earned by the Business Banking segment totaled $30 million in each of the second and third quarters of 2008, compared with $35 million in the third quarter of 2007. The recent quarter’s unfavorable performance as compared with the third quarter of 2007 was the result of a $4 million increase in the provision for credit losses, due to higher net charge-offs of loans, a $2 million increase in personnel costs and lower net interest income of $2 million. The decline in net interest income resulted from a 52 basis point narrowing of the net interest margin on deposit products, offset, in part, by the impact of a $260 million increase in average deposit balances. As compared with the second quarter of 2008, a $2 million increase in net interest income, primarily the result of higher average deposit balances of $180 million, was offset by an increase in noninterest expenses of $2 million. For the first nine months of 2008, the Business Banking segment’s net income declined 9% to $92 million from $101 million in the year-earlier period. That decline was mainly due to an $11 million increase in each of the provision for credit losses, the result of higher net loan charge-offs, and noninterest expenses, reflecting higher personnel costs. Partially offsetting those unfavorable factors was a $4 million rise in service charges on deposit accounts.
     The Commercial Banking segment contributed $60 million to the Company’s net income in the third quarter of 2008, 14% higher than $53 million in 2007’s third quarter and 12% above the $54 million earned in the second quarter of 2008. The favorable performance as compared with the third quarter of 2007 was predominantly the result of higher net interest income of $11 million, attributable to a $2.1 billion increase in average loan balances outstanding, a $4 million increase in fees received for providing corporate advisory and credit-related services, and higher service charges on deposit accounts of $2 million. Partially offsetting those favorable factors were $2 million increases in each of the provision for credit losses and personnel costs. The higher net income as compared with the immediately preceding quarter was primarily due to a $13 million decrease in the provision for credit losses, the result of lower net charge-offs of loans, and a $6 million increase in net interest income, largely due to a $442 million increase in average deposit balances. Those positive factors were offset, in part, by a $7 million decline in noninterest income, due largely to declines in fees received from providing credit-related services and income related to end-of-term sales of commercial lease equipment. Net contribution for the Commercial Banking segment increased to $180 million for the first nine months of 2008, up 12% from $161 million in the similar 2007 period. The main contributors to that improvement were a $32 million increase in net interest income, primarily the result of a $2.0 billion increase in average loan balances outstanding, and a $27 million increase in noninterest income. Contributing to the higher noninterest income were higher fees of $9 million for providing credit-related services, a $7 million rise in deposit service charges, and a $3 million increase in income related to end-of-term sales of commercial lease equipment. Partially offsetting those favorable factors was an $11 million increase in the provision for credit losses, due to higher net charge-offs of loans, and higher noninterest expenses of $15 million, largely due to increased personnel costs.
     The Commercial Real Estate segment’s net income aggregated $36 million in the recent quarter, compared with $39 million in 2007’s third quarter and $43 million in the second quarter of 2008. The decline in net income in the recent quarter from the third quarter of 2007 was due to a $10 million increase in the provision for credit losses, primarily the result of higher net charge-offs of loans, and a $3 million rise in personnel costs, offset, in part, by $4 million increases in each of commercial mortgage banking revenues and net interest income. The higher net interest income predominantly resulted from a $2.1 billion increase in average loans outstanding, partially offset by a 31 basis point narrowing of the net interest margin associated with such loans. The lower net income as compared with 2008’s second quarter reflects an $8 million increase in the provision for credit losses, due to higher net charge-offs of loans, and lower net interest income of $2 million, resulting from a 7 basis point narrowing of the net interest margin on loans. Through September 30, 2008, net income for this segment rose to $121 million, up 8% from $112 million earned in the corresponding 2007 period. The increase from the prior year resulted from a $22 million increase in net interest income, primarily due to a $2.0 billion increase in average loan balances outstanding, partially offset by a 19 basis point narrowing of the loan net interest margin, and an $8 million increase in commercial mortgage banking revenues. Partially offsetting those positive factors was a $10 million increase in the provision for credit losses, mainly due to higher net charge-offs of loans, and a $7 million increase in personnel costs.
     The Discretionary Portfolio segment incurred a net loss of $78 million in the third quarter of 2008, compared with net income of $21 million in the corresponding quarter of last year and $5 million in 2008’s second quarter. Included in the assets of this segment are the Company’s holdings of preferred stock of Fannie Mae and Freddie Mac. The predominant factor contributing to the net loss recorded in the recent quarter was the $153 million other-than-temporary impairment charge related to that preferred stock. As compared with 2007’s third quarter, the recent quarter’s provision for credit losses rose $13 million, mainly due to higher net charge-offs of Alt-A loans, and noninterest expenses increased $11 million, reflecting higher foreclosure-related costs. Partially offsetting those factors was a $12 million increase in net interest income, largely due to a $2.0 billion increase in average investment securities, and a 35 basis point widening of the net interest margin on investment securities. The growth in average balances resulted from securitization transactions in December 2007, and in June and July 2008. The decrease in net contribution from the second quarter of 2008 mainly resulted from the preferred stock impairment charge in the recent quarter and a $4 million increase in noninterest expenses, largely from higher professional services and foreclosure-related costs, offset, in part, by a $9 million increase in net interest income, attributable to a 12 basis point widening of net interest margin, and a second quarter 2008 other-than-temporary impairment charge of $6 million related to one private collateralized mortgage obligation. For the first nine months of 2008, the Discretionary Portfolio segment incurred a net loss of $57 million, compared with net income of $61 million in the similar 2007 period. The other-than-temporary impairment charges related to the preferred stock issuances of Fannie Mae and Freddie Mac and the private collateralized mortgage obligation of $153 million and $6 million, respectively, a $44 million increase in the provision for credit losses, resulting largely from higher net charge-offs of Alt-A loans, and higher noninterest expenses of $21 million, mainly from increases in professional services and foreclosure-related costs, were the main factors contributing to the poorer performance in the current year as compared with 2007. Partially offsetting those unfavorable factors was a $28 million rise in net interest income, primarily the result of a 26 basis point widening of the net interest margin on investment securities, and a 27% increase in the average investment securities portfolio, reflecting the late-2007 and 2008 securitization transactions.
     The Residential Mortgage Banking segment incurred net losses of $18 million and $10 million in the two most recent quarters, compared with net income of $6 million in the third quarter of 2007. The decline in net contribution as compared with the third quarter of 2007 resulted from a $33 million increase in the provision for credit losses, due predominantly to higher net charge-offs of loans to builders and developers of residential real estate properties, and a $4 million decrease in net interest income, largely due to a 38 basis point narrowing of the net interest margin on loans and the impact of a $191 million decrease in average loan balances outstanding. The higher net loss in the third quarter of 2008 as compared with the immediately preceding quarter mainly resulted from a $1 million addition to the capitalized mortgage servicing rights valuation allowance in the recent quarter, compared with a $9 million partial reversal of such allowance in the second quarter of 2008. Also contributing to the unfavorable performance was a decline in net interest income of $4 million, the result of a 31 basis point narrowing of the loan net interest margin and a $275 million decline in average loan balances outstanding, partially offset by a $6 million decrease in the provision for credit losses, primarily due to lower net charge-offs of loans to builders and developers of residential real estate properties in the recent quarter. For the nine-month period ended September 30, 2008, the Residential Mortgage Banking segment incurred a net loss of $23 million, compared with net income of $14 million in the corresponding 2007 period. The main factor contributing to that decline was a $76 million increase in the provision for credit losses due to higher net charge-offs of loans to builders and developers of residential real estate properties. Also contributing to the decline was an $11 million decrease in net interest income, largely due to lower average loan balances outstanding of $376 million and a 15 basis point narrowing of the net interest margin associated with such loans, and reversals of portions of the valuation allowance for the impairment of capitalized mortgage servicing rights, which totaled $3 million and $6 million in the nine months ended September 30, 2008 and 2007, respectively. Partially offsetting those unfavorable factors was a $27 million increase in mortgage banking revenues, largely due to the $18 million loss recognized in 2007 related to Alt-A residential mortgage loans, and a $5 million current year increase from the adoption of accounting pronouncements that accelerated the recognition of certain mortgage banking revenues.
     Net income for the Retail Banking segment totaled $58 million in 2008’s third quarter, down 28% from the $81 million earned in the year-earlier quarter, and 7% below the $63 million earned in the second quarter of 2008. The unfavorable performance as compared with last year’s third quarter was largely due to a $15 million decline in net interest income, the result of a 54 basis point narrowing of the net interest margin on deposit products, offset, in part, by the impact of a $1.9 billion increase in average deposit balances; a higher provision for credit losses of $11 million, mainly due to higher net loan charge-offs; and a $13 million increase in noninterest expenses, reflecting higher costs for personnel, net occupancy, and advertising and promotion, due in part to the impact of the late-2007 acquisition transactions. As compared with the second quarter of 2008, a $6 million increase in the provision for credit losses, reflecting higher charge-offs of loans, and lower net interest income of $5 million, largely the result of a 9 basis point narrowing of the net interest margin on deposits, were the main factors contributing to the decline in net income. Net contribution for this segment aggregated $197 million during the first nine months of 2008, down 19% from $242 million earned in the similar 2007 period. Increases in the provision for credit losses of $25 million, due to higher net charge-offs of loans; personnel costs of $18 million, reflecting merit increases, higher benefits expense and the impact of the late-2007 acquisitions; net occupancy expenses of $11 million, largely the result of the 2007 acquisitions, and higher advertising and promotion costs of $5 million were the leading factors contributing to the unfavorable performance as compared with the first nine months of 2007. Also contributing to the decline in net contribution was lower net interest income of $9 million, largely due to the narrowing of the net interest margins on deposits and loans of 31 basis points and 13 basis points, respectively, offset, in part, by the impact of higher average deposit and loan balances of $1.3 billion and $1.2 billion, respectively.
     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, such as the M&T Investment Group, which includes the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s equity in the earnings of BLG, merger-related expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. The various components of the “All Other” category resulted in net income of $4 million in the third quarter of 2008, compared with net losses in the year-earlier quarter and the second quarter of 2008 of $35 million and $23 million, respectively. As compared with the third quarter of 2007, the increase in net income mainly resulted from a $40 million reduction of income tax expense in the current quarter relating to M&T’s resolution of certain tax issues related to its activities in various jurisdictions. Also contributing to the improvement was the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. Partially offsetting those positive factors were increases in personnel and professional services costs of $15 million and $10 million, respectively, related to the business and support units included in the “All Other” category, and a $3 million charitable contribution made in the recent quarter to The M&T Charitable Foundation. Included in the recent quarter’s results was an $11 million after-tax reduction of net income from M&T’s investment in BLG (inclusive of interest expense to fund that investment), compared with a similar $9 million reduction in the third quarter of 2007. The higher net income in the recent quarter as compared with the second quarter of 2008 resulted from the previously mentioned $40 million reduction of income tax expense, offset, in part, by the negative impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses, a $4 million increase in professional services costs related to the business and support units included in the “All Other” category, and the $3 million charitable contribution. M&T’s pro-rata portion of the operating results of BLG reduced net income in the second quarter of 2008 by $10 million. For the first nine months of 2008, the “All Other” category incurred a net loss of $56 million, compared with a net loss of $102 million in the similar 2007 period. The lower net loss in 2008 as compared with 2007 resulted from several factors, including the $40 million reduction of income tax expense noted above; the previously mentioned $33 million gain realized in the first quarter of 2008 from the mandatory partial redemption of Visa stock owned by M&T Bank; the $15 million related to the reversal in the first quarter of 2008 of the Visa litigation-related accruals initially made in the fourth quarter of 2007; and the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. Partially offsetting those favorable factors were higher personnel and professional services costs of $12 million and $18 million, respectively, related to the business and support units included in the “All Other” category; a $14 million after-tax reduction of the contribution from M&T’s investment in BLG, inclusive of interest expense to fund that investment; and the $3 million charitable contribution.
Recent Accounting Developments
Effective January 1, 2008, the Company adopted Statement of Financial (“SFAS”) No. 157, “Fair Value Measurements,” for fair value measurements of certain of its financial instruments. The provisions of SFAS No. 157 that pertain to measurement of non-financial assets and liabilities have been deferred by the Financial Accounting Standards Board (“FASB”) until 2009.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements required or permitted under other accounting pronouncements, but does not require any new fair value measurements. The definition of fair value is clarified by SFAS No. 157 to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. At September 30, 2008, approximately $2.9 billion or 34% of the Company’s $8.5 billion of assets and liabilities measured using fair value measurements on a recurring basis were classified as Level 3 valuations. The Level 3 classified assets and liabilities are primarily comprised of available-for-sale privately issued collateralized mortgage obligations. Such securities have been classified as a Level 3 valuation because of limited trading activities or less observable valuation inputs. Fair valuation losses on Level 3 available-for-sale investment securities of $34 million and $124 million were recognized during the third quarter of 2008 and the nine-month period ended September 30, 2008, respectively, as a reduction of other comprehensive income, with no gains or losses recognized through earnings. As previously disclosed, with the exception of the security upon which the Company recognized a $6 million other-than-temporary impairment charge in 2008’s second quarter, as of September 30, 2008 the Company believed that it was not probable that it would be unable to collect all principal and interest payments on its portfolio of collateralized mortgage obligations and, therefore, the Company believed that the unrealized losses on those securities were temporary. Nevertheless, as previously noted, the Company closely monitors the repayment performance of investment securities and underlying collateral on a regular basis and as a result of such monitoring it is possible that additional investment securities could be identified as other-than-temporarily impaired in future periods.
     As a result of market inactivity and a lack of observable valuation inputs, approximately $2.2 billion of privately issued collateralized mortgage obligations in the Company’s available-for-sale investment securities portfolio were transferred out of a Level 2 classification and into a Level 3 classification during the third quarter of 2008. Offsetting the transfer into Level 3 were certain privately issued mortgage-backed securities securitized by Bayview Financial with a fair value of $298 million that were transferred from the Company’s available-for-sale portfolio to its held-to- maturity portfolio during the quarter ended September 30, 2008, and thus are no longer measured at fair value. In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 allows for the use of the reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates when relevant observable inputs are not available to determine the fair value for a financial asset in a dislocated market. The Company considered the guidance provided by FSP 157-3 in its determination of the fair value of its portfolio of privately issued collateralized mortgage obligations. Additionally, at September 30, 2008 commitments to originate mortgage loans for sale with a net fair value loss of $2 million have been classified as a Level 3 valuation. Approximately $1 million and $16 million of fair value changes on commitments to originate mortgage loans for sale were recognized in mortgage banking revenues during the third quarter of 2008 and the nine-month period ended September 30, 2008, respectively. Upon loan origination, the fair value of the derivative loan commitments becomes part of the basis of the closed loans held for sale. Approximately $7 million and $21 million of fair value was transferred from Level 3 to Level 2 classification to reflect the closing of commitments into originated loans held for sale during the third quarter of 2008 and the nine-month period ended September 30, 2008, respectively. Information concerning fair value measurements and the Company’s approach to and classification of such measurements is included in note 10 of Notes to Financial Statements.
     In December 2007, the FASB issued a revised SFAS No. 141, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141R retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. With limited exceptions, the statement requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair value as of that date. That replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. As a result, certain acquisition-related costs previously included in the cost of an acquisition will be required to be expensed as incurred. In addition, certain restructuring costs previously recognized as if they were an assumed liability from an acquisition, will be required to be expensed. SFAS No. 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141R also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. An acquirer is required to recognize assets or liabilities arising from all other contingencies (noncontractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The statement requires the acquirer to recognize goodwill as of the acquisition date measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of the identifiable net assets acquired. SFAS No. 141R also eliminates the recognition of a separate valuation allowance, such as an allowance for credit losses, as of the acquisition date for assets acquired in a business combination that are measured at their acquisition-date fair values because the effects of uncertainty about future cash flows should be included in the fair value measurement of those assets. SFAS No. 141R should be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company believes that the adoption of SFAS No. 141R will significantly impact its accounting for any acquisitions it may consummate in 2009 and beyond.
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
     In February 2008, the FASB issued FASB Staff Position FAS 140-3, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“FSP 140-3”). FSP 140-3 was issued to provide guidance on accounting for a transfer of a financial asset and repurchase financing. FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (“linked transaction”) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” However, if certain criteria are met, the initial transfer and repurchase financing should not be evaluated as a linked transaction and should be evaluated separately under SFAS No. 140. FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Earlier application is not permitted. FSP 140-3 should be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after the beginning of the fiscal year for which FSP 140-3 is effective. The Company does not believe that the adoption of FSP 140-3 will have a material impact on its financial position or results of operations.
     The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” in March 2008. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company intends to comply with the disclosure requirements of SFAS No. 161.
     In September 2008, the FASB issued FASB Staff Position FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 & FIN 45-4”). FSP 133-1 & FIN 45-4 was issued to require sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, to provide disclosures about the current status of the payment/performance risk of guarantees, and to clarify the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” Disclosures about credit derivatives will include the nature of the credit derivative, the maximum potential amount of future payments the seller could be required to make, the fair value of the credit derivative, and the nature of any recourse provisions and collateral. For guarantors that provide credit risk-related guarantees, the payment/performance risk disclosure could be based on either recently issued external credit ratings or current internal groupings used by the guarantor to manage its risk. FSP 133-1 & FIN 45-4 is effective for reporting periods ending after November 15, 2008. The Company is still evaluating the provisions of FSP 133-1 & FIN 45-4 and intends to comply with its disclosure requirements.
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

M&T BANK CORPORATION AND SUBSIDIARIES
Table 1
QUARTERLY TRENDS

	2008 Quarters			2007 Quarters
	Third	Second	First	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$806,614	823,425	889,945	918,200	898,126	883,148	866,172
Interest expense	313,115	330,942	405,312	442,364	425,326	416,264	410,622

Net interest income	493,499	492,483	484,633	475,836	472,800	466,884	455,550
Less: provision for credit losses	101,000	100,000	60,000	101,000	34,000	30,000	27,000
Other income	113,717	271,182	312,663	160,490	252,899	283,117	236,483
Less: other expense	434,763	419,710	425,704	445,473	390,528	392,651	399,037

Income before income taxes	71,453	243,955	311,592	89,853	301,171	327,350	265,996
Applicable income taxes (benefit)	(24,992)	77,839	103,613	19,297	96,872	108,209	84,900
Taxable-equivalent adjustment	5,260	5,851	5,783	5,626	5,112	4,972	5,123

Net income	$91,185	160,265	202,196	64,930	199,187	214,169	175,973

Per common share data
Basic earnings	$.83	1.45	1.84	.60	1.86	1.98	1.60
Diluted earnings	.82	1.44	1.82	.60	1.83	1.95	1.57
Cash dividends	$.70	.70	.70	.70	.70	.60	.60
Average common shares outstanding
Basic	110,265	110,191	110,017	107,859	107,056	107,939	109,694
Diluted	110,807	111,227	110,967	109,034	108,957	109,919	112,187

Performance ratios, annualized
Return on
Average assets	.56%	.98%	1.25%	.42%	1.37%	1.49%	1.25%
Average common stockholders’ equity	5.66%	9.96%	12.49%	4.05%	12.78%	13.92%	11.38%
Net interest margin on average earning assets (taxable-equivalent basis)	3.39%	3.39%	3.38%	3.45%	3.65%	3.67%	3.64%
Nonperforming loans to total loans and leases, net of unearned discount	1.46%	1.20%	1.00%	.93%	.83%	.68%	.63%
Efficiency ratio (a)	57.24%	54.57%	55.27%	56.39%	53.80%	52.37%	57.75%

Net operating (tangible) results (b)
Net operating income (in thousands)	$100,809	170,361	215,597	83,719	208,749	224,190	187,162
Diluted net operating income per common share	.91	1.53	1.94	.77	1.92	2.04	1.67
Annualized return on
Average tangible assets	.65%	1.10%	1.41%	.57%	1.51%	1.65%	1.40%
Average tangible common stockholders’ equity	13.17%	22.20%	27.86%	10.49%	26.80%	29.35%	24.11%
Efficiency ratio (a)	55.16%	52.41%	52.85%	54.30%	51.64%	50.18%	55.09%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$64,997	65,584	65,015	61,549	57,862	57,523	57,207
Total tangible assets (c)	61,627	62,201	61,614	58,355	54,766	54,415	54,085
Earning assets	57,971	58,465	57,713	54,765	51,325	50,982	50,693
Investment securities	9,303	8,770	8,924	7,905	7,260	6,886	7,214
Loans and leases, net of unearned discount	48,477	49,522	48,575	46,055	43,750	43,572	43,114
Deposits	39,503	39,711	39,999	38,565	36,936	37,048	37,966
Stockholders’ equity (c)	6,415	6,469	6,513	6,360	6,186	6,172	6,270
Tangible stockholders’ equity (c)	3,045	3,086	3,112	3,166	3,090	3,064	3,148

At end of quarter
Total assets (c)	$65,247	65,893	66,086	64,876	60,008	57,869	57,842
Total tangible assets (c)	61,883	62,517	62,696	61,467	56,919	54,767	54,727
Earning assets	57,430	57,949	58,030	57,163	53,267	51,131	51,046
Investment securities	8,433	8,659	8,676	8,962	8,003	6,982	7,028
Loans and leases, net of unearned discount	48,694	49,115	49,279	48,022	44,778	43,744	43,507
Deposits	42,501	41,926	41,533	41,266	38,473	39,419	38,938
Stockholders’ equity (c)	6,417	6,519	6,488	6,485	6,238	6,175	6,253
Tangible stockholders’ equity (c)	3,053	3,143	3,098	3,076	3,149	3,073	3,138
Equity per common share	58.17	59.12	58.92	58.99	58.40	57.59	57.32
Tangible equity per common share	27.67	28.50	28.14	27.98	29.48	28.66	28.77

Market price per common share
High	$108.53	98.38	94.03	108.32	115.81	114.33	125.13
Low	53.61	69.90	70.49	77.39	97.26	104.00	112.05
Closing	89.25	70.54	80.48	81.57	103.45	106.90	115.83

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in table 2.

(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in table 2.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2008 Quarters			2007 Quarters
	Third	Second	First	Fourth	Third	Second	First

Income statement data
In thousands, except per share
Net income
Net income	$91,185	160,265	202,196	64,930	199,187	214,169	175,973
Amortization of core deposit and other intangible assets (a)	9,624	10,096	11,241	9,719	9,562	10,021	11,189
Merger-related expenses (a)	—	—	2,160	9,070	—	—	—

Net operating income	$100,809	170,361	215,597	83,719	208,749	224,190	187,162

Earnings per share
Diluted earnings per common share	$.82	1.44	1.82	.60	1.83	1.95	1.57
Amortization of core deposit and other intangible assets (a)	.09	.09	.10	.09	.09	.09	.10
Merger-related expenses (a)	—	—	.02	.08	—	—	—

Diluted net operating earnings per share	$.91	1.53	1.94	.77	1.92	2.04	1.67

Other expense
Other expense	$434,763	419,710	425,704	445,473	390,528	392,651	399,037
Amortization of core deposit and other intangible assets	(15,840)	(16,615)	(18,483)	(15,971)	(15,702)	(16,457)	(18,356)
Merger-related expenses	—	—	(3,547)	(14,887)	—	—	—

Noninterest operating expense	$418,923	403,095	403,674	414,615	374,826	376,194	380,681

Merger-related expenses
Salaries and employee benefits	$—	—	62	1,333	—	—	—
Equipment and net occupancy	—	—	49	238	—	—	—
Printing, postage and supplies	—	—	367	1,474	—	—	—
Other costs of operations	—	—	3,069	11,842	—	—	—

Total	$—	—	3,547	14,887	—	—	—

Balance sheet data
In millions
Average assets
Average assets	$64,997	65,584	65,015	61,549	57,862	57,523	57,207
Goodwill	(3,192)	(3,192)	(3,196)	(3,006)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(206)	(222)	(239)	(213)	(208)	(223)	(241)
Deferred taxes	28	31	34	25	21	24	28

Average tangible assets	$61,627	62,201	61,614	58,355	54,766	54,415	54,085

Average equity
Average equity	$6,415	6,469	6,513	6,360	6,186	6,172	6,270
Goodwill	(3,192)	(3,192)	(3,196)	(3,006)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(206)	(222)	(239)	(213)	(208)	(223)	(241)
Deferred taxes	28	31	34	25	21	24	28

Average tangible equity	$3,045	3,086	3,112	3,166	3,090	3,064	3,148

At end of quarter
Total assets
Total assets	$65,247	65,893	66,086	64,876	60,008	57,869	57,842
Goodwill	(3,192)	(3,192)	(3,192)	(3,196)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(199)	(214)	(230)	(249)	(200)	(216)	(232)
Deferred taxes	27	30	32	36	20	23	26

Total tangible assets	$61,883	62,517	62,696	61,467	56,919	54,767	54,727

Total equity
Total equity	$6,417	6,519	6,488	6,485	6,238	6,175	6,253
Goodwill	(3,192)	(3,192)	(3,192)	(3,196)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(199)	(214)	(230)	(249)	(200)	(216)	(232)
Deferred taxes	27	30	32	36	20	23	26

Total tangible equity	$3,053	3,143	3,098	3,076	3,149	3,073	3,138

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2008 Third Quarter			2008 Second Quarter			2008 First Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$13,882	$177,497	5.09%	13,800	176,353	5.14%	13,308	200,509	6.06%
Real estate — commercial	18,557	260,879	5.62	18,491	266,323	5.76	17,994	285,831	6.35
Real estate — consumer	4,964	74,582	6.01	6,026	91,035	6.04	5,977	92,179	6.17
Consumer	11,074	175,558	6.31	11,205	178,598	6.41	11,296	193,938	6.91

Total loans and leases, net	48,477	688,516	5.65	49,522	712,309	5.79	48,575	772,457	6.40

Interest-bearing deposits at banks	9	25	1.09	8	22	1.14	10	44	1.65
Federal funds sold and agreements to resell securities	102	515	2.01	101	492	1.96	129	956	2.99
Trading account	80	359	1.81	64	143	.90	75	259	1.39
Investment securities**
U.S. Treasury and federal agencies	4,067	50,085	4.90	3,462	40,996	4.76	3,523	41,757	4.77
Obligations of states and political subdivisions	129	2,191	6.79	140	2,455	7.03	149	2,436	6.56
Other	5,107	64,923	5.06	5,168	67,008	5.22	5,252	72,036	5.52

Total investment securities	9,303	117,199	5.01	8,770	110,459	5.07	8,924	116,229	5.24

Total earning assets	57,971	806,614	5.54	58,465	823,425	5.66	57,713	889,945	6.20

Allowance for credit losses	(790)			(792)			(778)
Cash and due from banks	1,236			1,209			1,297
Other assets	6,580			6,702			6,783

Total assets	$64,997			65,584			65,015

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$484	655	.54	512	629	.49	484	1,018	.85
Savings deposits	18,191	58,917	1.29	18,092	60,317	1.34	16,843	66,622	1.59
Time deposits	9,318	72,100	3.08	9,216	79,467	3.47	10,416	106,643	4.12
Deposits at foreign office	3,837	18,709	1.94	4,314	22,075	2.06	4,821	38,373	3.20

Total interest-bearing deposits	31,830	150,381	1.88	32,134	162,488	2.03	32,564	212,656	2.63

Short-term borrowings	5,392	28,155	2.08	6,869	42,612	2.49	7,153	61,621	3.46
Long-term borrowings	12,666	134,579	4.23	11,407	125,842	4.44	10,270	131,035	5.13

Total interest-bearing liabilities	49,888	313,115	2.50	50,410	330,942	2.64	49,987	405,312	3.26

Noninterest-bearing deposits	7,673			7,577			7,435
Other liabilities	1,021			1,128			1,080

Total liabilities	58,582			59,115			58,502

Stockholders’ equity	6,415			6,469			6,513

Total liabilities and stockholders’ equity	$64,997			65,584			65,015

Net interest spread			3.04			3.02			2.94
Contribution of interest-free funds			.35			.37			.44

Net interest income/margin on earning assets		$493,499	3.39%		492,483	3.39%		484,633	3.38%

*	Includes nonaccrual loans.	(continued)

**	Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3 (continued)
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2007 Fourth Quarter			2007 Third Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$12,551	$218,318	6.90%	12,239	223,525	7.25%
Real estate — commercial	16,459	293,135	7.12	15,474	291,569	7.54
Real estate — consumer	6,327	97,009	6.13	5,915	95,629	6.47
Consumer	10,718	198,509	7.35	10,122	191,628	7.51

Total loans and leases, net	46,055	806,971	6.95	43,750	802,351	7.28

Interest-bearing deposits at banks	12	103	3.48	8	64	3.27
Federal funds sold and agreements to resell securities	725	8,871	4.86	248	3,429	5.47
Trading account	68	253	1.48	59	145	.98
Investment securities**
U.S. Treasury and federal agencies	2,364	26,828	4.50	2,156	23,935	4.40
Obligations of states and political subdivisions	121	2,046	6.75	108	2,040	7.55
Other	5,420	73,128	5.35	4,996	66,162	5.25

Total investment securities	7,905	102,002	5.12	7,260	92,137	5.04

Total earning assets	54,765	918,200	6.65	51,325	898,126	6.94

Allowance for credit losses	(711)			(675)
Cash and due from banks	1,302			1,235
Other assets	6,193			5,977

Total assets	$61,549			57,862

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$491	1,465	1.18	464	982	.84
Savings deposits	15,265	65,635	1.71	14,908	62,883	1.67
Time deposits	10,353	118,612	4.55	9,880	117,064	4.70
Deposits at foreign office	4,975	56,674	4.52	4,324	55,666	5.11

Total interest-bearing deposits	31,084	242,386	3.09	29,576	236,595	3.17

Short-term borrowings	5,899	68,639	4.62	5,228	68,376	5.19
Long-term borrowings	9,809	131,339	5.31	8,661	120,355	5.51

Total interest-bearing liabilities	46,792	442,364	3.75	43,465	425,326	3.88

Noninterest-bearing deposits	7,481			7,360
Other liabilities	916			851

Total liabilities	55,189			51,676

Stockholders’ equity	6,360			6,186

Total liabilities and stockholders’ equity	$61,549			57,862

Net interest spread			2.90			3.06
Contribution of interest-free funds			.55			.59

Net interest income/margin on earning assets		$475,836	3.45%		472,800	3.65%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of September 30, 2008.
     (b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.
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
Item 1A. Risk Factors.
     For a discussion of risk factors relating to M&T, refer to the response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2007, as well as to Part I, Item I, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q. Additional risk factors for M&T include:
•	The significant downturn in the residential real estate market that began in 2007 has continued in 2008. The impact of that downturn has resulted in declining home prices, higher foreclosures and loan charge-offs, and lower market prices on investment securities backed by residential real estate. These factors could negatively impact M&T’s results of operations.

•	Lower demand for M&T’s products and services and lower revenues and earnings could result from an economic recession.

•	Lower fee income from M&T’s brokerage, and trust businesses could result from significant declines in stock market prices.

•	Lower earnings could result from other-than temporary impairment charges related to M&T’s investment securities portfolio.

•	Higher FDIC insurance costs due to bank failures that have caused the FDIC Deposit Insurance Fund to fall below minimum required levels.

•	There is no assurance that the Emergency Economic Stabilization Act of 2008 will improve the condition of the financial markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) – (b) Not applicable.
     (c)

Issuer Purchases of Equity Securities
(d)Maximum
			(c)Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased (1)	(or Unit)	Programs	Programs (2)
July 1 - July 31, 2008	—	$—	—	2,181,500

August 1 - August 31, 2008	—	—	—	2,181,500

September 1 - September 30, 2008	298	93.50	—	2,181,500

Total	298	$93.50	—

(1)	The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options by attesting to previously acquired shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.

(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

Item 3.	Defaults Upon Senior Securities. (Not applicable.)

Item 4.	Submission of Matters to a Vote of Security Holders. (None.)

Item 5.	Other Information. (None.)

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

M&T BANK CORPORATION
Date: November 7, 2008	By:	/s/ René F. Jones
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