Form 10-K
period 2008-12-31
M&T BANK CORP
filed 2009-02-23
CIK 36270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2008: $5,001,234,294.

Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on February 17, 2009: 111,060,239 shares.

Documents Incorporated By Reference:

(1) Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders of M&T Bank Corporation in Parts II and III.

M&T BANK CORPORATION

Form 10-K for the year ended December 31, 2008

CROSS-REFERENCE SHEET

		Form 10-K
		Page

PART I
Item 1. Business		4
Statistical disclosure pursuant to Guide 3
I.	Distribution of assets, liabilities, and stockholders’ equity; interest rates and interest differential
	A. Average balance sheets	42
	B. Interest income/expense and resulting yield or rate on average interest-earning assets (including non-accrual loans) and interest-bearing liabilities	42
	C. Rate/volume variances	22
II.	Investment portfolio
	A. Year-end balances	20
	B. Maturity schedule and weighted average yield	74
	C. Aggregate carrying value of securities that exceed ten percent of stockholders’ equity	106
III.	Loan portfolio
	A. Year-end balances	20,109
	B. Maturities and sensitivities to changes in interest rates	72
	C. Risk elements
	Nonaccrual, past due and renegotiated loans	55
	Actual and pro forma interest on certain loans	110
	Nonaccrual policy	101
	Loan concentrations	63
IV.	Summary of loan loss experience
	A. Analysis of the allowance for loan losses	54
	Factors influencing management’s judgment concerning the adequacy of the allowance and provision	53-63,101
	B. Allocation of the allowance for loan losses	62
V.	Deposits
	A. Average balances and rates	42
	B. Maturity schedule of domestic time deposits with balances of $100,000 or more	75
VI.	Return on equity and assets	22,34,78
VII.	Short-term borrowings	116
Item 1A. Risk Factors		22-25
Item 1B. Unresolved Staff Comments		25
Item 2. Properties		25
Item 3. Legal Proceedings		25-26
Item 4. Submission of Matters to a Vote of Security Holders		26
Executive Officers of the Registrant		26-27

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities		28-29
	A. Principal market	28
	Market prices	91
	B. Approximate number of holders at year-end	20

Form 10-K
Page

C. Frequency and amount of dividends declared	21-22,91,99
D. Restrictions on dividends	6,13-16, 119-120,149-151
E. Securities authorized for issuance under equity compensation plans	28
F. Performance graph	28
G. Repurchases of common stock	29
Item 6. Selected Financial Data	29
A. Selected consolidated year-end balances	20
B. Consolidated earnings, etc	21
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-92
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	93
Item 8. Financial Statements and Supplementary Data	93
A. Report on Internal Control Over Financial Reporting	94
B. Report of Independent Registered Public Accounting Firm	95
C. Consolidated Balance Sheet — December 31, 2008 and 2007	96
D. Consolidated Statement of Income — Years ended December 31, 2008, 2007 and 2006	97
E. Consolidated Statement of Cash Flows — Years ended December 31, 2008, 2007 and 2006	98
F. Consolidated Statement of Changes in Stockholders’ Equity — Years ended December 31, 2008, 2007 and 2006	99
G. Notes to Financial Statements	100-154
H. Quarterly Trends	91
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	155
Item 9A. Controls and Procedures	155
A. Conclusions of principal executive officer and principal financial officer regarding disclosure controls and procedures	155
B. Management’s annual report on internal control over financial reporting	155
C. Attestation report of the registered public accounting firm	155
D. Changes in internal control over financial reporting	155
Item 9B. Other Information	155

PART III
Item 10. Directors, Executive Officers and Corporate Governance	155
Item 11. Executive Compensation	155
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	156
Item 13. Certain Relationships and Related Transactions, and Director Independence	156
Item 14. Principal Accounting Fees and Services	156

PART IV
Item 15. Exhibits and Financial Statement Schedules	156
SIGNATURES	157-158
EXHIBIT INDEX	159-163
EX-10.3
EX-12.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1.	Business.

M&T Bank Corporation (“Registrant” or “M&T”) is a New York business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and under Article III-A of the New York Banking Law (“Banking Law”). The principal executive offices of the Registrant are located at One M&T Plaza, Buffalo, New York 14203. The Registrant was incorporated in November 1969. The Registrant and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” As of December 31, 2008 the Company had consolidated total assets of $65.8 billion, deposits of $42.6 billion and stockholders’ equity of $6.8 billion. The Company had 12,167 full-time and 1,453 part-time employees as of December 31, 2008.
At December 31, 2008, the Registrant had two wholly owned bank subsidiaries: M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”). The banks collectively offer a wide range of commercial banking, trust and investment services to their customers. At December 31, 2008, M&T Bank represented 98% of consolidated assets of the Company. M&T Bank operates branch offices in New York, Maryland, Pennsylvania, Delaware, New Jersey, Virginia, West Virginia and the District of Columbia.
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

Board of Directors; Management
At December 31, 2008, AIB held approximately 24.2% of the issued and outstanding shares of M&T common stock. In defining their relationship after the acquisition, M&T and AIB negotiated certain agreements regarding share ownership and corporate governance issues such as board representation, with the number of AIB’s representatives on the M&T and M&T Bank boards of directors being dependent upon the amount of M&T common stock held by AIB. M&T has the right to one seat on the AIB board of directors until AIB no longer holds at least 15% of the outstanding shares of M&T common stock. Pursuant to the Reorganization Agreement, AIB has the right to name four members to serve on the Boards of Directors of M&T and M&T Bank, each of whom must be reasonably acceptable to M&T (collectively, the “AIB Designees”). Further, one of the AIB Designees will serve on each of the Executive Committee, Nomination, Compensation and Governance Committee, and Audit and Risk Committee (or any committee or committees performing comparable functions) of the M&T board of directors. In order to serve, the AIB Designees must meet the requisite independence and expertise requirements prescribed under applicable law or stock exchange rules. In addition, the Reorganization Agreement provides that the board of directors of M&T Bank will include four members designated by AIB, each of whom must be reasonably acceptable to M&T.

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

The AIB Designees at December 31, 2008 were Michael D. Buckley, Colm E. Doherty, Richard G. King and Eugene J. Sheehy. Mr. Buckley serves as a member of the Executive Committee and the Nomination, Compensation and Governance Committee, and Mr. King serves as a member of the Audit and Risk Committee. Robert G. Wilmers, Chairman of the Board and Chief Executive Officer of M&T, is a member of the AIB board of directors.

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

Subsidiaries
M&T Bank is a banking corporation that is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2008, M&T Bank had 684 banking offices located throughout New York State, Pennsylvania, Maryland, Delaware, New Jersey, Virginia, West Virginia and the District of Columbia, plus a branch in George Town, Cayman Islands. As of December 31, 2008, M&T Bank had consolidated total assets of $64.8 billion, deposits of $42.4 billion and stockholder’s equity of $7.0 billion. The deposit liabilities of M&T Bank are insured by the FDIC through its Deposit Insurance Fund (“DIF”) of which, at December 31, 2008, $38.1 billion were assessable. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, northern Virginia and Washington, D.C., and on small and medium-size businesses based in those areas, although residential and commercial real estate loans are originated through lending offices in 6 other states. In addition, the Company conducts lending activities in various states through other subsidiaries. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company. Effective November 1, 2008, M&T Investment Company of Delaware, Inc., previously a wholly owned subsidiary of M&T Bank, was merged into M&T Bank. As a result, M&T Bank owns all of the outstanding common stock and 88% of the preferred stock of M&T Real Estate Trust.
M&T Bank, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of M&T Bank, N.A. are insured by the FDIC through the DIF. The main office of M&T Bank, N.A. is located at 48 Main Street, Oakfield, New York 14125. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, through direct mail, telephone marketing techniques and the Internet. As of December 31, 2008, M&T Bank, N.A. had total assets of $939 million, deposits of $886 million and stockholder’s equity of $42 million.
M&T Life Insurance Company (“M&T Life Insurance”), a wholly owned subsidiary of M&T, was incorporated as an Arizona business corporation in January 1984. M&T Life Insurance is a captive credit reinsurer which reinsures credit life and accident and health insurance purchased by the Company’s consumer loan customers. As of December 31, 2008, M&T Life Insurance had assets of $33 million and stockholder’s equity of $28 million. M&T Life Insurance recorded revenues of $2 million during 2008. Headquarters of M&T Life Insurance are located at 101 North First Avenue, Phoenix, Arizona 85003.
M&T Credit Services, LLC (“M&T Credit”), a wholly owned subsidiary of M&T Bank, is a New York limited liability company formed in June 2004, but its operations can be traced to a predecessor company that was a wholly owned subsidiary of M&T Bank formed in 1994. M&T Credit is a credit and leasing company offering consumer loans and commercial loans and leases. Its headquarters are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203, and it has offices in Delaware, Massachusetts and Pennsylvania. As of December 31, 2008, M&T Credit had assets of $3.7 billion and stockholder’s equity of $529 million. M&T Credit recorded $248 million of revenue during 2008.
M&T Insurance Agency, Inc. (“M&T Insurance Agency”), a wholly owned insurance agency subsidiary of M&T Bank, was incorporated as a New York corporation in March 1955. M&T Insurance Agency provides insurance agency services principally to the commercial market. As of December 31, 2008, M&T Insurance Agency had assets of $42 million and stockholder’s equity of $25 million. M&T

Insurance Agency recorded revenues of $21 million during 2008. The headquarters of M&T Insurance Agency are located at 285 Delaware Avenue, Buffalo, New York 14202.
M&T Mortgage Reinsurance Company, Inc. (“M&T Reinsurance”), a wholly owned subsidiary of M&T Bank, was incorporated as a Vermont business corporation in July 1999. M&T Reinsurance enters into reinsurance contracts with insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with M&T Bank-related mortgage loans. M&T Reinsurance receives a share of the premium for those policies in exchange for accepting a portion of the insurer’s risk of borrower default. As of December 31, 2008, M&T Reinsurance had assets of $31 million and stockholder’s equity of $25 million. M&T Reinsurance recorded approximately $1 million of revenue during 2008. M&T Reinsurance’s principal and registered office is at 148 College Street, Burlington, Vermont 05401.
M&T Real Estate Trust (“M&T Real Estate”) is a Maryland Real Estate Investment Trust and, effective November 1, 2008, is a subsidiary of M&T Bank. M&T Real Estate was formed through the merger of two separate subsidiaries, but traces its origin to the incorporation of M&T Real Estate, Inc. in July 1995. M&T Real Estate engages in commercial real estate lending and provides loan servicing to M&T Bank. As of December 31, 2008, M&T Real Estate had assets of $15.2 billion, common stockholder’s equity of $14.9 billion, and preferred stockholders’ equity, consisting of 9% fixed-rate preferred stock (par value $1,000), of $1 million. All of the outstanding common stock and 88% of the preferred stock of M&T Real Estate is owned by M&T Bank. The remaining 12% of M&T Real Estate’s outstanding preferred stock is owned by officers or former officers of the Company. M&T Real Estate recorded $878 million of revenue in 2008. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.
M&T Realty Capital Corporation (“M&T Realty Capital”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation in October 1973. M&T Realty Capital engages in multifamily commercial real estate lending and provides loan servicing to purchasers of the loans it originates. As of December 31, 2008 M&T Realty Capital serviced $6.4 billion of commercial mortgage loans for non-affiliates and had assets of $237 million and stockholder’s equity of $28 million. M&T Realty Capital recorded revenues of $45 million in 2008. The headquarters of M&T Realty Capital are located at 25 South Charles Street, Baltimore, Maryland 21202.
M&T Securities, Inc. (“M&T Securities”) is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, and as an investment advisor under the Investment Advisors Act of 1940, as amended. M&T Securities is licensed as a life insurance agent in each state where M&T Bank operates branch offices and in a number of other states. It provides securities brokerage, investment advisory and insurance services. As of December 31, 2008, M&T Securities had assets of $50 million and stockholder’s equity of $37 million. M&T Securities recorded $92 million of revenue during 2008. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14203.
MTB Investment Advisors, Inc. (“MTB Investment Advisors”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation on June 30, 1995. MTB Investment Advisors serves as investment advisor to the MTB Group of Funds, a family of proprietary mutual funds, and institutional clients. As of December 31, 2008, MTB Investment Advisors had assets of $36 million and stockholder’s equity of $32 million. MTB Investment Advisors recorded revenues of $56 million in 2008. The headquarters of MTB Investment Advisors are located at 100 East Pratt Street, Baltimore, Maryland 21202.
The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries did not represent, individually and collectively, a significant portion of the Company’s consolidated assets, net income and stockholders’ equity at December 31, 2008.

Segment Information, Principal Products/Services and Foreign Operations
Information about the Registrant’s business segments is included in note 22 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” and is further discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Registrant’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The reportable segments are Business Banking, Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking. The Company’s international activities are discussed in note 17 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
The only activities that, as a class, contributed 10% or more of the sum of consolidated interest income and other income in any of the last three years were interest on loans and investment securities, and fees for providing deposit account services. The amount of income from such sources during those years is set forth on the Company’s Consolidated Statement of Income filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

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
In order to engage in these financial activities, a bank holding company must qualify and register with the Federal Reserve Board as a “financial holding company” by demonstrating that each of its bank subsidiaries is “well capitalized,” “well managed,” and has at least a “satisfactory” rating under the Community Reinvestment Act of 1977 (“CRA”). To date, M&T has not elected to register as a financial holding company. For as long as AIB owns at least 15% of M&T’s outstanding common stock, M&T may not become a financial holding company without the approval of the Executive Committee of the M&T board of directors, which must also include the affirmative approval of the AIB Designee on such committee, as described above under the caption “Amendments to M&T’s Bylaws.”
The financial activities authorized by the BHCA may also be engaged in by a “financial subsidiary” of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for these financial activities to be engaged in by a financial subsidiary of a national or state bank, federal law requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements. M&T Bank and M&T Bank, N.A. have not elected to engage in financial activities through financial subsidiaries. Current federal law also establishes a system of functional regulation under which the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities, and state insurance regulators will regulate their insurance activities. Rules developed by the federal financial institutions regulators under these laws require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent the disclosure of certain personal information to nonaffiliated third parties.

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
The BHCA generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The FDI Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and permits banks to establish and operate de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by these laws must be adequately capitalized and managed.
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

Dividends
The Registrant is a legal entity separate and distinct from its banking and other subsidiaries. The majority of the Registrant’s revenue is from dividends paid to the Registrant by its subsidiary banks. M&T Bank and M&T Bank, N.A. are subject, under one or more of the banking laws, to restrictions on the amount of dividend declarations. Future dividend payments to the Registrant by its subsidiary banks will be dependent on a number of factors, including the earnings and financial condition of each such bank, and are subject to the limitations referred to in note 23 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data,” and to other statutory powers of bank regulatory agencies.
An insured depository institution is prohibited from making any capital distribution to its owner, including any dividend, if, after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure, including the risk-based capital adequacy and leverage standards discussed herein.
As described herein under the heading “The Emergency Economic Stabilization Act of 2008,” in connection with the issuance of Series A Preferred Stock to the U.S. Treasury Department (“U.S. Treasury”), M&T is restricted from increasing its common stock dividend.

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
The Federal Reserve Board, the FDIC and the OCC have also imposed a leverage standard to supplement their risk-based ratios. This leverage standard focuses on a banking institution’s ratio of Tier 1 capital to average total assets, adjusted for goodwill and certain other items. Under these guidelines, banking institutions that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%. Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth are expected to maintain a Tier 1 capital to total adjusted average assets ratio equal to at least 4% to 5%. As reflected in the table in note 23 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data,” the risk-based capital ratios and leverage ratios of the Registrant, M&T Bank and M&T Bank, N.A. as of December 31, 2008 exceeded the required capital ratios for classification as “well capitalized,” the highest classification under the regulatory capital guidelines.
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
Under the implementing regulations adopted by the federal banking agencies, a bank holding company or bank is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” bank holding company or bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A bank holding company or bank is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1); (B) “significantly undercapitalized” if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) “critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The Federal Reserve Board may reclassify a “well capitalized” bank holding company or bank as “adequately capitalized” or subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower capital category if it determines that the bank holding company or bank is in an unsafe or unsound condition or deems the bank holding company or bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. M&T, M&T Bank and M&T Bank, N.A. met the definition of “well capitalized” institutions as of December 31, 2008.
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
Depository institutions that are not “well capitalized” or “adequately capitalized” and have not received a waiver from the FDIC are prohibited from accepting or renewing brokered deposits. As of December 31, 2008, M&T Bank had approximately $1.0 billion of brokered deposits, while M&T Bank, N.A. did not have any brokered deposits at that date.
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

The Emergency Economic Stabilization Act of 2008
In the third quarter of 2008, the Federal Reserve, the U.S. Treasury and the FDIC initiated measures to stabilize the financial markets and to provide liquidity for financial institutions. The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008 and authorizes the U.S. Treasury to provide funds to be used to restore liquidity and stability to the U.S. financial system. Under the authority of EESA, the U.S. Treasury instituted a voluntary capital purchase program to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under the program, the U.S. Treasury has been purchasing senior preferred shares of financial institutions which will pay cumulative dividends at a rate of 5% per year for five years and thereafter at a rate of 9% per year. The terms of the senior preferred shares indicate that the shares may not be redeemed for three years except with the proceeds of a “qualifying equity offering” and that after three years, the shares may be redeemed, in whole or in part, at par value plus accrued and unpaid dividends. In February 2009, legislation was signed that may result in changes in those terms. The senior preferred shares are non-voting and qualify as Tier 1 capital for regulatory reporting purposes. In connection with purchasing senior preferred shares, the U.S. Treasury also receives warrants to purchase the common stock of participating financial institutions having a market price of 15% of the amount of senior preferred shares on the date of investment with an exercise price equal to the market price of the participating institution’s common stock at the time of approval, calculated on a 20-trading day trailing average. The warrants have a term of ten years and are immediately exercisable, in whole or in part. For a period of three years, the consent of the U.S. Treasury will be required for participating institutions to increase their common stock dividend or repurchase their common stock, other than in connection with benefit plans consistent with past practice. Participation in the capital purchase program also includes certain restrictions on executive compensation. The minimum subscription amount available to a participating institution is one percent of total risk-weighted assets. The maximum subscription amount is three percent of risk-weighted assets. On December 23, 2008, M&T issued to the U.S. Treasury $600 million of Series A Preferred Stock and warrants to purchase 1,218,522 shares of M&T Common Stock at $73.86 per share. M&T elected to participate in the capital purchase program at an amount equal to approximately 1% of its risk-weighted assets at the time.
Following a systemic risk determination pursuant to the FDI Act, the FDIC announced a Temporary Liquidity Guarantee Program (“TLGP”), which temporarily guarantees the senior debt of all FDIC-insured institutions and certain holding companies, as well as deposits in noninterest-bearing deposit transaction accounts, for those institutions and holding companies who did not elect to opt out of the TLGP by December 5, 2008. M&T chose to continue its participation in the TLGP and, thus, did not opt out. To further increase access to funding for businesses in all sectors of the economy, the Federal Reserve Board announced a Commercial Paper Funding Facility (“CPFF”) program, which provides a broad backstop for the commercial paper market. Beginning October 27, 2008, the CPFF began funding purchases of commercial paper of three-month maturity from high-quality issuers.

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
Under the FDI Act, the FDIC imposed deposit insurance assessments based on one of four assessment categories depending on the institution’s capital classification under the prompt corrective action provisions described above, and an institution’s long-term debt issuer ratings. The adjusted assessment rates for insured institutions under the modified system range from .05% to .43% depending upon the assessment category into which the insured institution is placed. The annual assessment rates for M&T Bank and M&T Bank N.A. during 2008 were each between .05% and .06%.
The FDI Act also allows for a one-time assessment credit for eligible insured depository institutions (those institutions that were in existence on December 31, 1996 and paid a deposit insurance assessment prior to that date, or are a successor to any such institution). The credit is determined based on the assessment base of the institution as of December 31, 1996 as compared with the combined aggregate assessment base of all eligible institutions as of that date. Those institutions having credits could use them to offset up to 100% of the 2007 DIF assessment, and if not completely used in 2007, may apply the remaining credits to not more than 90% of each of the aggregate 2008, 2009 and 2010 DIF assessments. M&T Bank and M&T Bank, N.A. offset 90% of their DIF assessments with available one-time assessment credits during 2008. For the first nine months of 2008, credits utilized to offset amounts assessed for M&T Bank and M&T Bank, N.A. totaled $13 million and $154 thousand, respectively. Fourth quarter 2008 assessments for M&T Bank and M&T Bank, N.A., which will be assessed in March 2009 and will also be offset by 90% of available credits, are estimated to be approximately $5 million and $120 thousand, respectively.
In December 2008, the FDIC approved a final rule on deposit assessment rates for the first quarter of 2009. The rule raised assessment rates uniformly by 7 basis points (annually) for the first quarter of

2009 only. The FDIC expects to issue another final rule during the first quarter of 2009 to change the way that the FDIC’s assessment system differentiates for risk, make corresponding changes to assessment rates beginning with the second quarter of 2009, and make certain technical and other changes to the assessment rules. The increase in assessment rates effective January 1, 2009 will more than double the Company’s expected assessment for 2009’s first quarter. In addition, available credits for M&T Bank are now expected to be fully utilized in the first quarter of 2009. The Company expects that assessment rates subsequent to the first quarter 2009 will continue to be significantly higher than in 2008. As a result, and considering the full utilization of available credits for M&T Bank in the first quarter of 2009, increased FDIC insurance expense for the Company in 2009 is expected to have an adverse impact on the Company’s results of operations.
In addition to the standard deposit insurance assessments, as noted above, in the third quarter of 2008, the FDIC announced the TLGP which temporarily guarantees the senior debt of all FDIC-insured institutions and certain holding companies, as well as deposits in noninterest-bearing deposit transaction accounts. As a result, during the final quarter of 2008, M&T Bank recognized additional FDIC insurance expense of approximately $500 thousand. M&T Bank expects assessments related to the TLGP in 2009 of $3 million - $5 million.
Incremental to insurance fund assessments, the FDIC assesses deposits to fund the repayment of debt obligations of the Financing Corporation (“FICO”). FICO is a government agency-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The current annualized rate established by the FDIC is 1.14 basis points (hundredths of one percent).

Consumer Protection Laws
In connection with their respective lending and leasing activities, M&T Bank, certain of its subsidiaries, and M&T Bank, N.A. are each subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts.
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

Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies such as M&T. Specifically, the Sarbanes-Oxley Act of 2002 and the various regulations promulgated thereunder, established, among other things: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of the reporting company’s securities by the Chief Executive Officer and Chief Financial Officer in the twelve-month period following the initial publication of any financial statements that later require restatement; (iv) the creation of an independent accounting oversight board; (v) standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (vi) disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (vii) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; and (viii) a range of civil and criminal penalties for fraud and other violations of the securities laws.

USA Patriot Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) imposes obligations on U.S. financial institutions, including banks and broker dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions. The Registrant and its impacted subsidiaries have approved policies and procedures that are believed to be compliant with the USA Patriot Act.

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

Competition
The Company competes in offering commercial and personal financial services with other banking institutions and with firms in a number of other industries, such as thrift institutions, credit unions, personal loan companies, sales finance companies, leasing companies, securities firms and insurance companies. Furthermore, diversified financial services companies are able to offer a combination of these services to their customers on a nationwide basis. The Company’s operations are significantly impacted by state and federal regulations applicable to the banking industry. Moreover, the provisions of the Gramm-Leach-Bliley Act of 1999 have allowed for increased competition among diversified financial services providers, and the Interstate Banking Act and the Banking Law may be considered to have eased entry into New York State by out-of-state banking institutions. As a result, the number of financial services providers and banking institutions with which the Company competes may grow in the future.

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

Other Information
Through a link on the Investor Relations section of M&T’s website at www.mtb.com, copies of M&T’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available, free of charge, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission. Copies of such reports and other information are also available at no charge to any person who requests them or at www.sec.gov. Such requests may be directed to M&T Bank Corporation, Shareholder Relations Department, One M&T Plaza, 13th Floor, Buffalo, NY 14203-2399 (Telephone: (716) 842-5138).

Corporate Governance
M&T’s Corporate Governance Standards and the following corporate governance documents are also available on M&T’s website at the Investor Relations link: Disclosure Policy; Executive Committee Charter; Nomination, Compensation and Governance Committee Charter; Audit and Risk Committee Charter; Financial Reporting and Disclosure Controls and Procedures Policy; Code of Ethics for CEO and Senior Financial Officers; Code of Business Conduct and Ethics; and Employee Complaint Procedures for Accounting and Auditing Matters. Copies of such governance documents are also available, free of charge, to any person who requests them. Such requests may be directed to M&T Bank Corporation, Shareholder Relations Department, One M&T Plaza, 13th Floor, Buffalo, NY 14203-2399 (Telephone: (716) 842-5138).

Statistical Disclosure Pursuant to Guide 3
See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K. Additional information is included in the following tables.

Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES

	2008	2007	2006	2005	2004
	(In thousands)

Interest-bearing deposits at banks	$10,284	$18,431	$6,639	$8,408	$10,242
Federal funds sold	21,347	48,038	19,458	11,220	28,150
Resell agreements	90,000	—	100,000	—	1,026
Trading account	617,821	281,244	136,752	191,617	159,946
Investment securities
U.S. Treasury and federal agencies	3,909,493	3,540,641	2,381,584	3,016,374	3,965,110
Obligations of states and political subdivisions	135,585	153,231	130,207	181,938	204,792
Other	3,874,129	5,268,126	4,739,807	5,201,852	4,304,717

Total investment securities	7,919,207	8,961,998	7,251,598	8,400,164	8,474,619
Loans and leases
Commercial, financial, leasing, etc.	14,563,091	13,387,026	11,896,556	11,105,827	10,169,695
Real estate — construction	4,568,368	4,190,068	3,453,981	2,335,498	1,797,106
Real estate — mortgage	19,224,003	19,468,449	17,940,083	16,636,557	15,538,227
Consumer	11,004,275	11,306,719	9,916,334	10,475,809	11,139,594

Total loans and leases	49,359,737	48,352,262	43,206,954	40,553,691	38,644,622
Unearned discount	(359,274)	(330,700)	(259,657)	(223,046)	(246,145)
Allowance for credit losses	(787,904)	(759,439)	(649,948)	(637,663)	(626,864)

Loans and leases, net	48,212,559	47,262,123	42,297,349	39,692,982	37,771,613
Goodwill	3,192,128	3,196,433	2,908,849	2,904,081	2,904,081
Core deposit and other intangible assets	183,496	248,556	250,233	108,260	165,507
Real estate and other assets owned	99,617	40,175	12,141	9,486	12,504
Total assets	65,815,757	64,875,639	57,064,905	55,146,406	52,938,721

Noninterest-bearing deposits	8,856,114	8,131,662	7,879,977	8,141,928	8,417,365
NOW accounts	1,141,308	1,190,161	940,439	901,938	828,999
Savings deposits	19,488,918	15,419,357	14,169,790	13,839,150	14,721,663
Time deposits	9,046,937	10,668,581	11,490,629	11,407,626	7,228,514
Deposits at foreign office	4,047,986	5,856,427	5,429,668	2,809,532	4,232,932

Total deposits	42,581,263	41,266,188	39,910,503	37,100,174	35,429,473
Short-term borrowings	3,009,735	5,821,897	3,094,214	5,152,872	4,703,664
Long-term borrowings	12,075,149	10,317,945	6,890,741	6,196,994	6,348,559
Total liabilities	59,031,026	58,390,383	50,783,810	49,270,020	47,209,107
Stockholders’ equity	6,784,731	6,485,256	6,281,095	5,876,386	5,729,614

Table 2

STOCKHOLDERS, EMPLOYEES AND OFFICES

Number at Year-End	2008	2007	2006	2005	2004

Stockholders	11,197	11,611	10,084	10,437	10,857
Employees	13,620	13,869	13,352	13,525	13,371
Offices	725	760	736	724	713

Table 3

CONSOLIDATED EARNINGS

	2008	2007	2006	2005	2004
	(In thousands)

Interest income
Loans and leases, including fees	$2,825,587	$3,155,967	$2,927,411	$2,420,660	$1,974,469
Deposits at banks	109	300	372	169	65
Federal funds sold	254	857	1,670	807	123
Resell agreements	1,817	22,978	3,927	1	11
Trading account	1,469	744	2,446	1,544	375
Investment securities
Fully taxable	438,409	352,628	363,401	351,423	309,141
Exempt from federal taxes	9,946	11,339	14,866	14,090	14,548

Total interest income	3,277,591	3,544,813	3,314,093	2,788,694	2,298,732

Interest expense
NOW accounts	2,894	4,638	3,461	2,182	1,802
Savings deposits	248,083	250,313	201,543	139,445	92,064
Time deposits	330,389	496,378	551,514	294,782	154,722
Deposits at foreign office	84,483	207,990	178,348	120,122	43,034
Short-term borrowings	142,627	274,079	227,850	157,853	71,172
Long-term borrowings	529,319	461,178	333,836	279,967	201,366

Total interest expense	1,337,795	1,694,576	1,496,552	994,351	564,160

Net interest income	1,939,796	1,850,237	1,817,541	1,794,343	1,734,572
Provision for credit losses	412,000	192,000	80,000	88,000	95,000

Net interest income after provision for credit losses	1,527,796	1,658,237	1,737,541	1,706,343	1,639,572

Other income
Mortgage banking revenues	156,012	111,893	143,181	136,114	124,353
Service charges on deposit accounts	430,532	409,462	380,950	369,918	366,301
Trust income	156,149	152,636	140,781	134,679	136,296
Brokerage services income	64,186	59,533	60,295	55,572	53,740
Trading account and foreign exchange gains	17,630	30,271	24,761	22,857	19,435
Gain (loss) on bank investment securities	(147,751)	(126,096)	2,566	(28,133)	2,874
Equity in earnings of Bayview Lending Group LLC	(37,453)	8,935	—	—	—
Other revenues from operations	299,674	286,355	293,318	258,711	239,970

Total other income	938,979	932,989	1,045,852	949,718	942,969

Other expense
Salaries and employee benefits	957,086	908,315	873,353	822,239	806,552
Equipment and net occupancy	188,845	169,050	168,776	173,689	179,595
Printing, postage and supplies	35,860	35,765	33,956	33,743	34,476
Amortization of core deposit and other intangible assets	66,646	66,486	63,008	56,805	75,410
Other costs of operations	478,559	448,073	412,658	398,666	419,985

Total other expense	1,726,996	1,627,689	1,551,751	1,485,142	1,516,018

Income before income taxes	739,779	963,537	1,231,642	1,170,919	1,066,523
Income taxes	183,892	309,278	392,453	388,736	344,002

Net income	$555,887	$654,259	$839,189	$782,183	$722,521

Dividends declared — Common	$308,501	$281,900	$249,817	$198,619	$187,669

Table 4

COMMON SHAREHOLDER DATA

	2008	2007	2006	2005	2004

Per share
Net income
Basic	$5.04	$6.05	$7.55	$6.88	$6.14
Diluted	5.01	5.95	7.37	6.73	6.00
Cash dividends declared	2.80	2.60	2.25	1.75	1.60
Common stockholders’ equity at year-end	56.29	58.99	56.94	52.39	49.68
Tangible common stockholders’ equity at year-end	25.94	27.98	28.57	25.91	23.62
Dividend payout ratio	55.62%	43.12%	29.79%	25.42%	26.00%

Table 5

CHANGES IN INTEREST INCOME AND EXPENSE(a)

	2008 Compared with 2007			2007 Compared with 2006
		Resulting from			Resulting from
	Total	Changes in:		Total	Changes in:
	Change	Volume	Rate	Change	Volume	Rate
	(Increase (decrease) in thousands)

Interest income
Loans and leases, including fees	$(328,595)	316,338	(644,933)	$231,565	190,322	41,243
Deposits at banks	(191)	36	(227)	(72)	(112)	40
Federal funds sold and agreements to resell securities	(21,764)	(11,664)	(10,100)	18,238	19,560	(1,322)
Trading account	802	250	552	(1,702)	(612)	(1,090)
Investment securities
U.S. Treasury and federal agencies	80,487	70,137	10,350	(21,058)	(26,626)	5,568
Obligations of states and political subdivisions	624	1,169	(545)	(1,604)	(2,618)	1,014
Other	2,443	8,964	(6,521)	6,519	(3,559)	10,078

Total interest income	$(266,194)			$231,886

Interest expense
Interest-bearing deposits
NOW accounts	$(1,744)	383	(2,127)	$1,177	208	969
Savings deposits	(2,230)	47,542	(49,772)	48,770	8,463	40,307
Time deposits	(165,989)	(44,273)	(121,716)	(55,136)	(83,855)	28,719
Deposits at foreign office	(123,507)	(9,424)	(114,083)	29,642	28,553	1,089
Short-term borrowings	(131,452)	32,037	(163,489)	46,229	43,484	2,745
Long-term borrowings	68,141	153,793	(85,652)	127,342	132,210	(4,868)

Total interest expense	$(356,781)			$198,024

(a)	Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 1A.	Risk Factors.

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
Credit Risk — Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, in general, and, due to the size of the Company’s real estate loan portfolio and mortgage-related investment securities portfolio, real estate valuations, in particular. Other factors that can influence the Company’s credit loss experience, in addition to general economic conditions and borrowers’ specific abilities to repay loans, include: (i) the impact of declining real estate values in the Company’s portfolio of loans to residential real estate builders and developers; (ii) the repayment performance associated with the Company’s portfolio of alternative residential mortgage loans and residential and other mortgage loans supporting mortgage-related securities; (iii) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (iv) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; and (v) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than many other loan types.
Throughout 2008, there had been considerable concerns about the deepening economic downturn in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; rising private sector layoffs and unemployment, which caused consumer spending to slow; the underlying impact on businesses’ operations and abilities to repay loans as consumer spending slowed; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued slowing of automobile sales. Late in 2008 the U.S economy was identified as having been in recession since the fourth quarter of 2007. However, given that approximately 70% of the Company’s loans are to customers in New York State and Pennsylvania, including a large portion to customers in the traditionally slower growth or stagnant regions of upstate New York and Central Pennsylvania, the impact of deteriorating national market conditions was not as pronounced on borrowers in these regions as compared with other areas of the country. Home prices in upstate New York and central Pennsylvania increased in 2008, in sharp contrast to steep declines in values in other regions of the country. Therefore, despite the conditions, as previously described, the most severe credit issues experienced by the Company through 2008 were centered around residential real estate, including loans to developers and builders of residential real estate in areas other than New York state and Pennsylvania. In response, throughout 2008 the Company conducted detailed reviews of all loans to residential real estate builders and developers that exceeded $2.5 million. Those credit reviews were updated throughout the year and resulted in adjustments to loan grades and, if appropriate, commencement of intensified collection efforts, including foreclosure. With regard to residential real estate loans, with special emphasis on the portfolio of Alt-A mortgage loans, the Company expanded its collections and loan work-out staff and further refined its loss identification and estimation techniques by reference to loan performance and house price depreciation data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located.
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
Economic Risk — The U.S. economy was in recession during 2008. As a result, several additional risk factors have been identified, as follows:

•	The significant downturn in the residential real estate market that began in 2007 had continued in 2008. The impact of that downturn has resulted in declining home prices, higher foreclosures and loan charge-offs, and lower market prices on investment securities backed by residential real estate. These factors could negatively impact M&T’s results of operations.
•	Lower demand for Company’s products and services and lower revenues and earnings could result from an economic recession.
•	Lower fee income from the Company’s brokerage and trust businesses could result from significant declines in stock market prices.
•	Lower earnings could result from other-than temporary impairment charges related to the Company’s investment securities portfolio.
•	Higher FDIC insurance costs due to bank failures that have caused the FDIC Deposit Insurance Fund to fall below minimum required levels.
•	There is no assurance that the Emergency Economic Stabilization Act of 2008 will improve the condition of the financial markets.

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

None.

Item 2.	Properties.

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 279,000 rentable square feet of space, is owned in fee by M&T Bank and was completed in 1967. M&T, M&T Bank and their subsidiaries occupy approximately 92% of the building and the remainder is leased to non-affiliated tenants. At December 31, 2008, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $6.8 million.
In September 1992, M&T Bank acquired an additional facility in Buffalo, New York with approximately 360,000 rentable square feet of space. Approximately 89% of this facility, known as M&T Center, is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 2008, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $11.8 million.
M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 215,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $18.7 million at December 31, 2008.
M&T Bank also owns a facility in Syracuse, New York with approximately 150,000 rentable square feet of space. Approximately 45% of this facility is occupied by M&T Bank. At December 31, 2008, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $7.3 million.
M&T Bank also owns facilities in Harrisburg, Pennsylvania and Millsboro, Delaware with approximately 207,000 and 322,000 rentable square feet of space, respectively. M&T Bank occupies approximately 38% and 84% of these respective facilities. At December 31, 2008, the cost of these buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $12.5 million and $7.5 million, respectively.
No other properties owned by M&T Bank have more than 100,000 square feet of space. The cost, net of accumulated depreciation and amortization, of the Company’s premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” Of the 685 domestic banking offices of the Registrant’s subsidiary banks at December 31, 2008, 288 are owned in fee and 397 are leased.

Item 3.	Legal Proceedings.

In October 2007, Visa completed a reorganization in contemplation of its initial public offering (“IPO”) expected to occur in 2008. As part of that reorganization, M&T Bank and other member banks of Visa received shares of common stock of Visa, Inc. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation (“Covered Litigation”). M&T Bank is not a named defendant in any of the Covered Litigation. Although Visa was expected to set aside a portion of the proceeds from its IPO in an escrow account to fund any judgments or settlements that may arise out of the Covered Litigation, guidance from the Securities and Exchange Commission (“SEC”) indicated that Visa member banks should record a liability for the fair value of the contingent obligation to Visa. The estimation of the Company’s proportionate share of any potential losses related to the Covered

Litigation was extremely difficult and involved a great deal of judgment. Nevertheless, in the fourth quarter of 2007 the Company recorded a pre-tax charge of $23 million ($14 million after tax effect) related to the Covered Litigation. In accordance with GAAP and consistent with the SEC guidance, the Company did not recognize any value for its common stock ownership interest in Visa, Inc. at that time. During the first quarter of 2008, Visa completed its IPO and, as part of the transaction, funded an escrow account for $3 billion from the proceeds of the IPO to cover potential settlements arising out of the Covered Litigation. As a result, during 2008, the Company reversed approximately $15 million of the $23 million accrued during the fourth quarter of 2007 for the Covered Litigation. The initial accrual in 2007 and the partial reversal in 2008 were included in “other costs of operations” in the consolidated statement of income. In addition, M&T Bank was allocated 1,967,028 Class B common shares of Visa. Of those shares, 760,455 were mandatorily redeemed in March 2008 resulting in a pre-tax gain of $33 million ($20 million after tax), which has been included in “gain on bank investment securities” in the consolidated statement of income. During the fourth quarter of 2008, Visa announced that it had settled an additional portion of the Covered Litigation and it further funded the escrow account to provide for that settlement. That settlement and subsequent funding of the escrow account did not result in a material impact to the Company’s consolidated financial position or results of operations.
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

No matters were submitted to a vote of M&T’s security holders during the fourth quarter of 2008.

Executive Officers of the Registrant
Information concerning the Registrant’s executive officers is presented below as of February 21, 2009. The year the officer was first appointed to the indicated position with the Registrant or its subsidiaries is shown parenthetically. In the case of each corporation noted below, officers’ terms run until the first meeting of the board of directors after such corporation’s annual meeting, which in the case of the Registrant takes place immediately following the Annual Meeting of Stockholders, and until their successors are elected and qualified.
Robert G. Wilmers, age 74, is chief executive officer (2007), chairman of the board (2000) and a director (1982) of the Registrant. From April 1998 until July 2000, he served as president and chief executive officer of the Registrant and from July 2000 until June 2005 he served as chairman, president (1988) and chief executive officer (1983) of the Registrant. He is chief executive officer (2007), chairman of the board (2005) and a director (1982) of M&T Bank, and previously served as chairman of the board of M&T Bank from March 1983 until July 2003 and as president of M&T Bank from March 1984 until June 1996.
Michael P. Pinto, age 53, is a vice chairman (2007) and a director (2003) of the Registrant. Previously, he was an executive vice president of the Registrant (1997). He is a vice chairman and a director (2003) of M&T Bank and is the chairman and chief executive officer of M&T Bank’s Mid-Atlantic Division (2005). Prior to April 2005, Mr. Pinto was the chief financial officer of the Registrant (1997) and M&T Bank (1996), and he oversaw the Company’s Finance Division, Technology and Banking Operations Division, Corporate Services Group, Treasury Division and General Counsel’s Office. He is an executive vice president (1996) and a director (1998) of M&T Bank, N.A. Mr. Pinto is chairman of the board and a director of MTB Investment Advisors (2006).
Mark J. Czarnecki, age 53, is president and a director (2007) of the Registrant and president and a director (2007) of M&T Bank. Previously, he was an executive vice president of the Registrant (1999) and M&T Bank (1997) and was responsible for the M&T Investment Group and the Company’s Retail Banking network. Mr. Czarnecki is chairman of the board (2007) and a director (1999) of M&T

Securities and chairman of the board, president and chief executive officer (2007) and a director (2005) of M&T Bank, N.A.
James J. Beardi, age 62, is an executive vice president (2003) of the Registrant and M&T Bank, and is responsible for managing the Company’s Corporate Services, Central Operations, Automobile Floor Plan and Lending Services Groups. Previously, Mr. Beardi was in charge of the Company’s Residential Mortgage business and the General Counsel’s Office. He was president and a director of M&T Mortgage Corporation (1991) until its merger into M&T Bank on January 1, 2007. Mr. Beardi served as senior vice president of M&T Bank from 1989 to 2003.
Robert J. Bojdak, age 53, is an executive vice president and chief credit officer (2004) of the Registrant and M&T Bank. From April 2002 to April 2004, Mr. Bojdak served as senior vice president and credit deputy for M&T Bank. Previous to joining M&T Bank in 2002, Mr. Bojdak served in several senior management positions at KeyCorp., most recently as executive vice president and regional credit executive. He is an executive vice president and a director of M&T Bank, N.A. (2004) and M&T Credit (2004).
Stephen J. Braunscheidel, age 52, is an executive vice president (2004) of the Registrant and M&T Bank, and is in charge of the Company’s Human Resources Division. Previously, he was a senior vice president in the M&T Investment Group, where he managed the Private Client Services and Employee Benefits departments. Mr. Braunscheidel has held a number of management positions with M&T Bank since 1978.
Atwood Collins, III, age 62, is an executive vice president of the Registrant (1997) and M&T Bank (1996), and is the president and chief operating officer of M&T Bank’s Mid-Atlantic Division. Mr. Collins is a trustee of M&T Real Estate (1995) and a director of M&T Securities (2008).
Richard S. Gold, age 48, is an executive vice president of the Registrant (2007) and M&T Bank (2006) and is responsible for managing the Company’s Residential Mortgage and Consumer Lending Divisions. Mr. Gold served as senior vice president of M&T Bank from 2000 to 2006, most recently responsible for the Retail Banking Division, including M&T Securities. Mr. Gold is an executive vice president of M&T Bank, N.A. (2006) and a director of M&T Credit (2008).
Brian E. Hickey, age 56, is an executive vice president of the Registrant (1997) and M&T Bank (1996). He is a member of the Directors Advisory Council (1994) of the Rochester Division of M&T Bank. Mr. Hickey is responsible for managing all of the non-retail segments in the Western New York and the Northern and Central Pennsylvania regions.
René F. Jones, age 44, is an executive vice president (2006) and chief financial officer (2005) of the Registrant and M&T Bank. Previously, Mr. Jones was a senior vice president in charge of the Financial Performance Measurement department within M&T Bank’s Finance Division. Mr. Jones has held a number of management positions within M&T Bank’s Finance Division since 1992. Mr. Jones is an executive vice president and chief financial officer (2005) and a director (2007) of M&T Bank, N.A., and he is a trustee of M&T Real Estate (2005). He is a director of M&T Insurance Agency (2007) and M&T Securities (2007).
Kevin J. Pearson, age 47, is an executive vice president (2002) of the Registrant and M&T Bank. He is a member of the Directors Advisory Council (2006) of the New York City/Long Island Division of M&T Bank. Mr. Pearson is responsible for managing all of the non-retail segments in the New York City, Philadelphia, Connecticut, New Jersey and Tarrytown markets of M&T Bank, as well as the Company’s commercial real estate business, Commercial Marketing and Treasury Management. He is an executive vice president of M&T Real Estate (2003), a director of M&T Realty Capital (2003) and an executive vice president and a director of M&T Bank, N.A. (2008). Mr. Pearson served as senior vice president of M&T Bank from 2000 to 2002.
Michele D. Trolli, age 47, is an executive vice president and chief information officer of the Registrant and M&T Bank (2005). She is in charge of the Company’s Retail Banking Division as well as the Company’s Technology and Global Sourcing groups. Previously, Ms. Trolli was in charge of the Technology and Banking Operations Division and the Corporate Services Group of M&T Bank. Ms. Trolli served as senior director, global systems support, with Franklin Resources, Inc., a worldwide investment management company, from May 2000 through December 2004.

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
During the fourth quarter of 2008, M&T did not issue any shares of its common stock that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

Incorporated by reference to the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” contained in the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2009.

Performance Graph
The following graph contains a comparison of the cumulative stockholder return on M&T common stock against the cumulative total returns of the KBW Bank Index, compiled by Keefe, Bruyette & Woods Inc., and the S&P 500 Index, compiled by Standard & Poor’s Corporation, for the five-year period beginning on December 31, 2003 and ending on December 31, 2008. The KBW Bank Index is a market capitalization index consisting of 24 leading national money-center banks and regional institutions.

Comparison of Five-Year Cumulative Return*

Stockholder Value at Year End*

	2003	2004	2005	2006	2007	2008
M&T Bank Corporation	$100	112	115	131	90	66
KBW Bank Index	$100	109	112	134	105	61
S&P 500 Index	$100	111	116	135	142	90

*	Assumes a $100 investment on December 31, 2003 and reinvestment of all dividends.

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

Issuer Purchases of Equity Securities
In February 2007, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. M&T did not repurchase any shares pursuant to such plan during 2008.
During the fourth quarter of 2008, M&T purchased shares of its common stock as follows:

(d)Maximum
			(c)Total	Number (or
			Number	Approximate
			of Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)	Programs	Programs(2)

October 1 - October 31, 2008	2,693	$80.88	—	2,181,500
November 1 - November 30, 2008	901	77.52	—	2,181,500
December 1 - December 31, 2008	878	56.31	—	2,181,500

Total	4,472	$75.38	—

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.

(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock.

Item 6.	Selected Financial Data.

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Profile and Significant Developments
M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York with consolidated assets of $65.8 billion at December 31, 2008. The consolidated financial information presented herein reflects M&T and all of its subsidiaries, which are referred to collectively as “the Company.” M&T’s wholly owned bank subsidiaries are M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”).
M&T Bank, with total assets of $64.8 billion at December 31, 2008, is a New York-chartered commercial bank with 684 banking offices in New York State, Pennsylvania, Maryland, Delaware, New Jersey, Virginia, West Virginia and the District of Columbia, and an office in the Cayman Islands. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in their markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, northern Virginia and Washington, D.C., and on small and medium size businesses based in those areas, although residential and commercial real estate loans are originated through lending offices in six other states. Certain lending activities are also conducted in other states through various subsidiaries. M&T Bank’s subsidiaries include: M&T Credit Services, LLC, a consumer lending and commercial leasing and lending company; M&T Real Estate Trust, a commercial mortgage lender; M&T Realty Capital Corporation, a multifamily commercial mortgage lender; M&T Securities, Inc., which provides brokerage, investment advisory and insurance services; MTB Investment Advisors, Inc., which serves as investment advisor to the MTB Group of Funds, a family of proprietary mutual funds, and other funds and institutional clients; and M&T Insurance Agency, Inc., an insurance agency.
M&T Bank, N.A., with total assets of $939 million at December 31, 2008, is a national bank with an office in Oakfield, New York. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, largely through telephone, Internet and direct mail marketing techniques.
On December 18, 2008, M&T entered into a definitive agreement to acquire Provident Bankshares Corporation (“Provident”), a bank holding company headquartered in Baltimore, Maryland, in a stock-for-stock transaction. Provident will merge with and into First Empire State Holding Company, a wholly owned direct subsidiary of M&T formed solely for the purposes of the merger. Immediately following the acquisition, Provident’s wholly owned banking subsidiary, Provident Bank of Maryland (“Provident Bank”) will be merged with and into M&T Bank. Provident Bank operates 143 branch offices located primarily in Maryland and Virginia. At December 31, 2008, Provident had $6.6 billion in assets, including $4.4 billion of loans and leases and $1.4 billion of investment securities, and $5.9 billion of liabilities, including $4.8 billion of deposits. The merger requires the approval of various regulatory agencies and Provident’s shareholders and, assuming those approvals are obtained, is expected to be completed during the second quarter of 2009. Under the terms of the merger agreement, Provident common shareholders will receive 0.171625 shares of M&T common stock in exchange for each share of Provident common stock they own. Provident Series A and Series B preferred stock will be exchanged for series of M&T preferred stock on substantially the same terms. The acquisition of Provident will expand the Company’s presence in the Mid-Atlantic area, is expected to give the Company the second-largest deposit share in Maryland, and will triple the Company’s presence in Virginia.
The condition of the residential real estate marketplace and the U.S. economy in 2007 and 2008 has had a significant impact on the financial services industry as a whole, and specifically on the financial results of the Company. Beginning with a pronounced downturn in the residential real estate market in early 2007 that was led by problems in the sub-prime mortgage market, the deterioration of residential real estate values and higher delinquencies and charge-offs of loans continued throughout 2008. The drop in real estate values negatively impacted residential real estate builder and developer businesses. With the U.S. economy in recession in 2008, financial institutions were facing higher credit losses from distressed real estate values and borrower defaults, resulting in reduced capital levels. In addition, investment securities backed by residential and commercial real estate were reflecting substantial unrealized losses due to a lack of liquidity in the financial markets and anticipated credit losses. Some financial institutions were forced into liquidation or were merged with stronger institutions as losses increased and the amounts of available funding and capital levels lessened. The Federal National Mortgage Association (“Fannie Mae”) and The Federal Home Loan Mortgage Corporation (“Freddie Mac”), two government-sponsored entities, were placed in conservatorship in September 2008 by the U.S. Government. The Federal Reserve also lowered its federal funds target rate in the fourth quarter of 2008 three times, from 2.00% at the beginning of the quarter to a range of 0% - .25% at December 31, 2008.
In the third quarter of 2008, the Federal Reserve, the U.S. Treasury Department (“U.S. Treasury”) and the Federal Deposit Insurance Corporation (“FDIC”) initiated measures to stabilize the financial markets and to provide liquidity for financial institutions. The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008 and authorizes the U.S. Treasury to provide funds to be used to restore liquidity and stability to the U.S. financial system. Under the authority of EESA, the U.S. Treasury instituted a voluntary capital purchase program to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under the program, the U.S. Treasury has been purchasing senior preferred shares of financial institutions which will pay cumulative dividends at a rate of 5% per year for five years and thereafter at a rate of 9% per year. The terms of the senior preferred shares indicate that the shares may not be redeemed for three years except with the proceeds of a “qualifying equity offering” and that after three years, the shares may be redeemed, in whole or in part, at par value plus accrued and unpaid dividends. In February 2009, legislation was signed that may result in changes in those terms. The senior preferred shares are non-voting and qualify as Tier 1 capital for regulatory reporting purposes. In connection with purchasing senior preferred shares, the U.S. Treasury also receives warrants to purchase the common stock of participating financial institutions having a market price of 15% of the amount of senior preferred shares on the date of investment with an exercise price equal to the market price of the participating institution’s common stock at the time of approval, calculated on a 20-trading day trailing average. The warrants have a term of ten years and are immediately exercisable, in whole or in part. For a period of three years, the consent of the U.S. Treasury will be required for participating institutions to increase their common stock dividend or repurchase their common stock, other than in connection with benefit plans consistent with past practice. Participation in the capital purchase program also includes certain restrictions on executive compensation. The minimum subscription amount available to a participating institution is one percent of total risk-weighted assets. The maximum suggested subscription amount is three percent of risk-weighted assets. On December 23, 2008, M&T issued to the U.S. Treasury $600 million of Series A preferred stock and warrants to purchase 1,218,522 shares of M&T common stock at $73.86 per share. M&T elected to participate in the capital purchase program at an amount equal to approximately 1% of its risk-weighted assets at the time.
Following a systemic risk determination pursuant to the Federal Deposit Insurance Act, the FDIC announced a Temporary Liquidity Guarantee Program (“TLGP”), which temporarily guarantees the senior debt of all FDIC-insured institutions and certain holding companies, as well as deposits in noninterest-bearing deposit transaction accounts, for those institutions and holding companies who did not elect to opt out of the TLGP by December 5, 2008. M&T chose to continue its participation in the TLGP and, thus, did not opt out. To further increase access to funding for businesses in all sectors of the economy, the Federal Reserve Board announced a Commercial Paper Funding Facility (“CPFF”) program, which provides a broad backstop for the commercial paper market. Beginning October 27, 2008, the CPFF began funding purchases of commercial paper of three-month maturity from high-quality issuers.
On November 30, 2007, M&T acquired Partners Trust Financial Group, Inc. (“Partners Trust”), a bank holding company headquartered in Utica, New York. Partners Trust Bank, the primary banking subsidiary of Partners Trust, was merged into M&T Bank on that date. Partners Trust Bank operated 33 branch offices in upstate New York at the date of acquisition. The results of operations acquired in the Partners Trust transaction have been included in the Company’s financial results since November 30, 2007, but did not have a material effect on the Company’s results of operations in 2007 or in 2008. After application of the election, allocation and proration procedures contained in the merger agreement with Partners Trust, M&T paid $282 million in cash and issued 3,096,861 shares of M&T common stock in exchange for Partners Trust shares outstanding at the time of acquisition. In addition, based on the merger agreement, M&T paid $9 million in cash to holders of outstanding and unexercised stock options granted by Partners Trust. The purchase price was approximately $559 million based on the cash paid to Partners Trust shareholders, the fair value of M&T common stock exchanged, and the cash paid to holders of Partners Trust stock options. The acquisition of Partners Trust expanded the Company’s presence in upstate New York, making M&T Bank the deposit market share leader in the Utica-Rome and Binghamton markets, while strengthening its lead position in Syracuse.
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
As a condition of the approval of the Partners Trust acquisition by regulators, M&T Bank was required to divest three of the acquired branch offices in Binghamton, New York. The three branches were sold on March 15, 2008, including loans of $13 million and deposits of $65 million. No gain or loss was recognized on that transaction.
On December 7, 2007, M&T Bank acquired the Mid-Atlantic retail banking franchise of First Horizon Bank (“First Horizon”), a subsidiary of First Horizon National Corporation, in a cash transaction, including $214 million of loans, $216 million of deposits and $80 million of trust and investment assets under management. The transaction did not have a significant effect on the Company’s results of operations during 2007 or 2008. In connection with the transaction, the Company recorded approximately $15 million of core deposit and other intangible assets that are being amortized using accelerated methods over a weighted-average life of 7 years.
The Company incurred merger-related expenses associated with the Partners Trust and First Horizon transactions related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company of approximately $15 million ($9 million net of applicable income taxes, or $.08 of diluted earnings per common share) during 2007 and $4 million ($2 million net of applicable income taxes, or $.02 of diluted earnings per common share) during 2008. Those expenses consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; incentive compensation; initial marketing and promotion expenses designed to introduce the Company to customers of the acquired operations; travel costs; printing, postage and supplies; and other costs of commencing operations in new offices. In accordance with generally accepted accounting principles (“GAAP”), included in the determination of goodwill associated with the Partners Trust acquisition were charges totaling $14 million, net of applicable income taxes ($18 million before tax effect), for severance costs for former Partners Trust employees, termination of Partners Trust contracts for various services and other items. As of December 31, 2008, there were no significant amounts of unpaid merger-related expenses or charges included in the determination of goodwill.
On February 5, 2007, M&T invested $300 million to acquire a 20 percent minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage lender that specializes in originating, securitizing and servicing small balance commercial real estate loans. M&T recognizes income from BLG using the equity method of accounting. M&T’s pro-rata portion of the results of operations of BLG was a loss of $37 million ($23 million after tax effect) in 2008 and income of $9 million ($5 million after tax effect) in 2007, which have been recorded as a component of “other income” in the consolidated statement of income. Including expenses associated with M&T’s investment in BLG, most notably interest expense, that investment reduced the Company’s net income in 2008 by $32 million (after tax effect) or $.29 per diluted common share and in 2007 by $4 million (after tax effect) or $.04 per diluted common share.
On June 30, 2006, M&T Bank completed the acquisition of 21 branch offices in Buffalo and Rochester, New York from Citibank, N.A., including approximately $269 million of loans, mostly to consumers, small businesses and middle market customers, and approximately $1.0 billion of deposits. Expenses associated with integrating the acquired branches into M&T Bank and introducing the customers associated with those branches to M&T Bank’s products and services aggregated $3 million, after applicable tax effect, or $.03 of diluted earnings per common share during the year ended December 31, 2006.

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

•	Valuation methodologies — Management of the Company applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as trading assets, most investment securities, and residential real estate loans held for sale and related commitments. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include loans, deposits, borrowings, goodwill, core deposit and other intangible assets, and other assets and liabilities obtained or assumed in business combinations; capitalized servicing assets; pension and other postretirement benefit obligations; value ascribed to stock-based compensation; estimated residual values of property associated with leases; and certain derivative and other financial instruments. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, costs of servicing and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statement of income. Examples include investment securities, other investments, mortgage servicing rights, goodwill, core deposit and other intangible assets, among others. Specific assumptions and estimates utilized by management are discussed in detail herein in management’s discussion and analysis of financial condition and results of operations and in notes 1, 3, 4, 7, 8, 10, 11, 12, 18, 19 and 20 of Notes to Financial Statements.
•	Commitments, contingencies and off-balance sheet arrangements — Information regarding the Company’s commitments and contingencies, including guarantees and contingent liabilities arising from litigation, and their potential effects on the Company’s results of operations is included in note 21 of Notes to Financial Statements. In addition, the Company is routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the tax authorities determine that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Information regarding the Company’s income taxes is presented in note 13 of Notes to Financial Statements. The recognition or de-recognition in the Company’s consolidated financial statements of assets and liabilities held by so-called variable interest entities is subject to the interpretation and application of complex accounting pronouncements or interpretations that require management to estimate and assess the probability of financial outcomes in future periods. Information relating to the Company’s involvement in such entities and the accounting treatment afforded each such involvement is included in note 19 of Notes to Financial Statements.

Overview
The Company’s net income for 2008 was $556 million or $5.01 of diluted earnings per common share, representing declines of 15% and 16%, respectively, from $654 million or $5.95 of diluted earnings per common share in 2007. Basic earnings per common share decreased 17% to $5.04 in 2008 from $6.05 in 2007. Net income in 2006 aggregated $839 million, while diluted and basic earnings per common share were $7.37 and $7.55, respectively. The after-tax impact of acquisition and integration-related expenses (included herein as merger-related expenses) associated with the 2007 business combination and branch acquisition transactions were $2 million ($4 million pre-tax) or $.02 of basic and diluted earnings per common share in 2008 and $9 million ($15 million pre-tax) or $.08 of basic and diluted earnings per common share in 2007. Similar costs related to the 2006 branch acquisition transaction were $3 million ($5 million pre-tax) or $.03 of basic and diluted earnings per common share in 2006. Net income represented a rate of return on average assets in 2008 of .85%, compared with 1.12% in 2007 and 1.50% in 2006. The return on average common stockholders’ equity was 8.64% in 2008, 10.47% in 2007 and 13.89% in 2006.
The Company’s financial results for 2008 were affected by several notable factors. Largely the result of the state of the U.S. economy and the distressed residential real estate marketplace, the Company’s provision for credit losses in 2008 was $412 million, significantly higher than $192 million in 2007. Net charge-offs of loans rose dramatically in 2008, to $383 million from $114 million in 2007. Net loan charge-offs as a percentage of average loans outstanding were .78% and .26% in 2008 and 2007, respectively. While charge-offs were up in all major categories of loans, the most significant contributors to the sharp rise were loan charge-offs related to residential real estate markets; charge-offs of loans to builders and developers of residential real estate jumped from $4 million in 2007 to $100 million in 2008, and residential real estate loan charge-offs grew to $63 million in 2008 from $19 million in 2007. Not only did the condition of the residential real estate markets negatively impact the Company’s financial results in 2008 through a higher provision for credit losses, but significantly higher costs were incurred related to the workout process for modifying the residential mortgage loans of creditworthy borrowers and to the foreclosure process for borrowers unable to make payments on their loans.
During the third quarter, a $153 million (pre-tax) other-than-temporary impairment charge was recorded related to preferred stock issuances of Fannie Mae and Freddie Mac. The write-down was taken on preferred stock with a basis of $162 million following the U.S. Government’s placement of Fannie Mae and Freddie Mac under conservatorship on September 7, 2008. At December 31, 2008 the fair value of the securities of $2 million (adjusted cost basis of $9 million) was reflected in the Company’s available-for-sale investment securities portfolio. The Company recognized additional other-than-temporary impairment charges during 2008 totaling $29 million (pre-tax) related to certain collateralized debt obligations (obtained from Partners Trust) and collateralized mortgage obligations. In total, other-than-temporary impairment charges on investment securities aggregated $182 million ($111 million after tax effect) during 2008, thereby lowering diluted earnings per common share by $1.00.
Also reflected in the Company’s 2008 results was $29 million, or $.26 of diluted earnings per common share, resulting from M&T Bank’s status as a member bank of Visa. During the last quarter of 2007, Visa completed a reorganization in contemplation of its initial public offering (“IPO”) in 2008. As part of that reorganization M&T Bank and other member banks of Visa received shares of Class B common stock of Visa. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation involving Visa (“Covered Litigation”). As of December 31, 2007, although Visa was expected to set aside a portion of the proceeds from its IPO in an escrow account to fund any judgments or settlements that may arise out of the Covered Litigation, guidance from the Securities and Exchange Commission (“SEC”) indicated that Visa member banks should record a liability for the fair value of the contingent obligation to Visa. The estimation of the Company’s proportionate share of any potential losses related to the Covered Litigation was extremely difficult and involved a great deal of judgment. Nevertheless, in the fourth quarter of 2007 the Company recorded a pre-tax charge of $23 million ($14 million after tax effect, or $.13 per diluted common share) related to the Covered Litigation. In accordance with GAAP and consistent with the SEC guidance, the Company did not recognize any value for its common stock ownership interest in Visa as of the 2007 year-end. During the first quarter of 2008, Visa completed its IPO and, as part of the transaction, funded an escrow account with $3 billion from the proceeds of the IPO to cover potential settlements arising out of the Covered Litigation. As a result, during the first three months of 2008, the Company reversed approximately $15 million of the $23 million accrued during the fourth quarter of 2007 for the Covered Litigation, adding $9 million to net income ($.08 per diluted common share). In addition, M&T Bank was allocated 1,967,028 Class B common shares of Visa based on its proportionate ownership of Visa. Of those shares, 760,455 were mandatorily redeemed in March 2008 for an after-tax gain of $20 million ($33 million pre-tax), which has been recorded as “gain on bank investment securities” in the consolidated statement of income, adding $.18 to diluted earnings per common share. During the fourth quarter of 2008, Visa announced that it had settled an additional portion of the Covered Litigation and it further funded the escrow account to provide for that settlement. That settlement and subsequent funding of the escrow account did not result in a material impact to the Company’s consolidated financial position or results of operations.
The Company resolved certain tax issues during the third quarter of 2008 related to its activities in various jurisdictions during the years 1999-2007. As a result, the Company paid $40 million to settle those issues, but was able to reduce previously accrued income tax expense in 2008 by $40 million, thereby adding $.36 to diluted earnings per common share.
The Company’s financial results for 2007 were adversely impacted by several events. Turmoil in the residential real estate market, which began in early 2007, significantly affected the Company’s financial results in a number of ways. Problems experienced by lenders in the sub-prime residential mortgage lending market also had negative repercussions on the rest of the residential real estate marketplace. Through early 2007, the Company had been an active participant in the origination of alternative (“Alt-A”) residential real estate loans and the sale of such loans in the secondary market. Alt-A loans originated by M&T typically included some form of limited documentation requirements as compared with more traditional residential real estate loans. Unfavorable market conditions during the first quarter of 2007, including a lack of liquidity, impacted the Company’s willingness to sell Alt-A loans, as an auction of such loans initiated by the Company received fewer bids than normal and the pricing of those bids was substantially lower than expected. As a result, $883 million of Alt-A loans previously held for sale (including $808 million of first mortgage loans and $75 million of second mortgage loans) were transferred in March 2007 to the Company’s held-for-investment loan portfolio. In accordance with GAAP, loans held for sale must be recorded at the lower of cost or market value. Accordingly, prior to reclassifying the Alt-A mortgage loans to the held-for-investment portfolio, the carrying value of such loans was reduced by $12 million ($7 million after tax effect, or $.07 of diluted earnings per common share). Those loans were reclassified because management believed at that time that the value of the Alt-A residential real estate loans was greater than the amount implied by the few bidders who were active in the market. The downturn in the residential real estate market, specifically related to declining real estate valuations and higher delinquencies, continued throughout the remainder of 2007 and had a negative effect on the majority of financial institutions active in residential real estate lending. Margins earned by the Company from sales of residential real estate loans in the secondary market were lower in 2007 than in 2006.
The Company is contractually obligated to repurchase some previously sold residential real estate loans that do not ultimately meet investor sale criteria, including instances where mortgagors fail to make timely payments during the first 90 days subsequent to the sale date. Requests from investors for the Company to repurchase residential real estate loans increased significantly in early 2007, particularly related to Alt-A loans. As a result, during 2007’s first quarter the Company reduced mortgage banking revenues by $6 million ($4 million after tax effect, or $.03 of diluted earnings per common share) related to declines in market values of previously sold residential real estate loans that the Company may be required to repurchase.
The Company had $1.2 billion of Alt-A residential real estate loans in its held-for-investment loan portfolio at December 31, 2007. Lower real estate values and higher levels of delinquencies and charge-offs contributed to increased losses in that portfolio during 2007, which led to an assessment of the Company’s accounting practices during the fourth quarter as they related to the timing of the classification of residential real estate loans as nonaccrual and when such loans were charged off. Beginning in the fourth quarter of 2007, residential real estate loans were classified as nonaccrual when principal or interest payments became 90 days delinquent. Previously, residential real estate loans had been placed in nonaccrual status when payments were 180 days past due. Also in 2007’s final quarter, the Company began charging-off loan balances over the net realizable value of the property collateralizing the loan when such loans become 150 days delinquent, whereas previously the Company provided an allowance for credit losses for those amounts and charged-off loans upon foreclosure of the underlying property. The impact of the acceleration of the classification of residential real estate loans as nonaccrual resulted in an increase in nonperforming loans of $84 million at December 31, 2007 and a corresponding decrease in loans past due 90 days and accruing interest. As a result of that acceleration, previously accrued interest of $2 million was reversed and charged against income. Included in the $114 million of net charge-offs for 2007 were $15 million resulting from the change in accounting procedure. The declining residential real estate values also contributed to specific allocations of the allowance for credit losses related to two residential real estate builders and developers during the fourth quarter of 2007. Considering these and other factors as discussed herein under the heading “Provision for Credit Losses,” the Company significantly increased the provision for credit losses in 2007 to $192 million, compared with $80 million in 2006.
The turbulence in the residential real estate market in 2007 also negatively affected the Company’s investment securities portfolio. Three collateralized debt obligations were purchased in the first quarter of 2007 for approximately $132 million. The securities are backed largely by residential mortgage-backed securities (collateralized by a mix of prime, mid-prime and sub-prime residential mortgage loans) and are held in the Company’s available-for-sale portfolio. Although these securities were highly rated when purchased, two of the three securities were downgraded by the rating agencies in late-2007. After a thorough analysis, management concluded that the impairment of the market value of these securities was other than temporary. As a result, the Company recorded an impairment charge of $127 million ($78 million after tax effect, or $.71 of diluted earnings per common share) in the fourth quarter of 2007. The impairment charge reduced the Company’s exposure to collateralized debt obligations backed by residential mortgage securities to approximately $4 million.
Finally, as already noted, during the last quarter of 2007, the Company recorded a pre-tax charge of $23 million ($14 million after tax effect, or $.13 per diluted common share) related to the Visa Covered Litigation.
Net interest income expressed on a taxable-equivalent basis in 2008 rose 5% to $1.96 billion from $1.87 billion in 2007. The positive impact of higher average earning assets was partially offset by a decline in net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets. Average earning assets increased 12% to $58.0 billion in 2008 from $52.0 billion in 2007, the result of increased average balances of loans and leases and investment securities. Earning assets obtained in the fourth quarter 2007 acquisition transactions were $3.3 billion. Average loans and leases of $48.8 billion in 2008 were $4.7 billion or 11% higher than $44.1 billion in 2007, due to growth in commercial loans and leases of $1.6 billion, or 13%, commercial real estate loans of $2.7 billion, or 17%, and consumer loans and leases of $961 million, or 9%, partially offset by a $550 million, or 9%, decline in consumer real estate loans. Reflected in those amounts were loans obtained in the 2007 acquisition transactions aggregating $2.4 billion at the respective acquisition dates, including $259 million of commercial loans and leases, $343 million of commercial real estate loans, $1.1 billion of residential real estate loans and $690 million of consumer loans. Of the $1.1 billion of residential real estate loans acquired, approximately $950 million were securitized into Fannie Mae mortgage-backed securities in December 2007. The acquired loans did not have a significant impact on average loans and leases for 2007. Average balances of investment securities increased 23% to $9.0 billion in 2008 from $7.3 billion in 2007. The net interest margin declined 22 basis points (hundredths of one percent) to 3.38% in 2008 from 3.60% in 2007, largely due to a decrease in the contribution ascribed to net interest-free funds that resulted largely from the impact of lower interest rates on interest-bearing liabilities used to value such funds.
Taxable-equivalent net interest income in 2007 was 2% higher than $1.84 billion in 2006. The impact of higher average earning asset balances was largely offset by a decline in net interest margin. Average earning assets increased 5% to $52.0 billion in 2007 from $49.7 billion in 2006 due to higher loan and lease balances, partially offset by lower average balances of investment securities. Average loans and leases outstanding in 2007 rose $2.7 billion or 7% to $44.1 billion from $41.4 billion in 2006, the result of growth in commercial loans and leases of $858 million, or 8%, commercial real estate loans of $653 million, or 4%, consumer real estate loans of $1.0 billion, or 20%, and consumer loans and leases of $186 million, or 2%. The $2.4 billion of loans obtained in the 2007 acquisition transactions did not have a significant impact on average loans and leases for 2007. The average balance of investment securities outstanding declined $717 million, or 9%, to $7.3 billion in 2007 from $8.0 billion in 2006 due largely to net paydowns and maturities of mortgage-backed securities, collateralized mortgage obligations and U.S. federal agency securities. The Company’s net interest margin narrowed 10 basis points to 3.60% in 2007 from 3.70% in 2006. That narrowing was the result of several factors, including higher rates paid on deposit accounts and variable-rate borrowings that were only partially offset by higher yields earned on loans and investment securities.
The provision for credit losses rose to $412 million in 2008 from $192 million in 2007 and $80 million in 2006. Deteriorating credit conditions that were reflected in rising levels of charge-offs and delinquencies, as well as rapidly declining residential real estate valuations during 2007 and continuing in 2008 and their impact on the Company’s portfolios of residential mortgage loans and loans to residential builders and developers, contributed significantly to the increases in the provision. Also contributing to the higher levels of the provision, charge-offs and delinquencies in 2008 was the impact of the condition of the U.S. economy, which was in recession. The level of the provision during 2006 was reflective of generally favorable credit quality. Net charge-offs were $383 million in 2008, up from $114 million in 2007 and $68 million in 2006. Net charge-offs as a percentage of average loans and leases outstanding rose to .78% in 2008 from .26% in 2007 and .16% in 2006. The provision in each year represents the result of management’s analysis of the composition of the loan and lease portfolio and other factors, including concern regarding uncertainty about economic conditions, both nationally and in many of the markets served by the Company, and the impact of such conditions and prospects on the abilities of borrowers to repay loans.
Noninterest income in 2008 aggregated $939 million, compared with $933 million in 2007. Reflected in 2008’s total were $148 million of losses from bank investment securities, compared with $126 million of such losses in the 2007 noninterest income amount. Those losses were due predominately to other-than-temporary impairment charges related to certain of M&T’s collateralized debt obligations, collateralized mortgage obligations, and preferred stock holdings of Fannie Mae and Freddie Mac, all held in the available-for-sale investment securities portfolio. The 2008 losses are net of the already noted $33 million gain from the sale of shares of Visa. Excluding the impact of those net securities losses, noninterest income was $1.09 billion in 2008, 3% higher than $1.06 billion in 2007. That 3% rise reflected higher mortgage banking revenues and fees for providing deposit services that were partially offset by a $46 million decline in M&T’s pro-rata portion of the operating results of BLG.
Noninterest income in 2007 declined 11% from $1.05 billion in 2006. That decline resulted from the $127 million other-than-temporary impairment charge in 2007 related to collateralized debt obligations held in the Company’s available-for-sale investment securities portfolio. That charge is reflected in “losses from bank investment securities” in the consolidated statement of income. Excluding securities gains or losses, noninterest income in 2007 was 1% higher than in 2006. Higher service charges on deposit accounts, trust income, and trading account and foreign exchange gains, and $9 million related to M&T’s pro-rata portion of the operating results of BLG, were largely offset by a $31 million decline in mortgage banking revenues. Contributing to the decline in mortgage banking revenues were changing market conditions, which led to slimmer margins realized on sales of residential real estate loans. In addition, the Company recognized $18 million of losses in the first quarter of 2007 related to its Alt-A loan portfolio due to declines in the market values of such loans. Included in noninterest income in 2006 was a $13 million gain resulting from the accelerated recognition of a purchase accounting premium related to the call of a $200 million Federal Home Loan Bank (“FHLB”) of Atlanta borrowing assumed in a previous acquisition.
Noninterest expense in 2008 totaled $1.73 billion, up 6% from $1.63 billion in 2007. Noninterest expense in 2006 was $1.55 billion. Included in such amounts are expenses considered by M&T to be “nonoperating” in nature, consisting of amortization of core deposit and other intangible assets of $67 million, $66 million and $63 million in 2008, 2007 and 2006, respectively, and merger-related expenses of $4 million in 2008, $15 million in 2007 and $5 million in 2006. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $1.66 billion in 2008, $1.55 billion in 2007 and $1.48 billion in 2006. Noninterest expenses in 2008 included an addition to the valuation allowance for capitalized residential mortgage servicing rights of $16 million, as compared with partial reversals of the valuation allowance of $4 million in 2007 and $10 million in 2006. Also contributing to the rise in operating expenses were higher expenses for salaries, occupancy, professional services, advertising and promotion, and foreclosed residential real estate properties. Partially offsetting those factors was the $23 million charge taken in the fourth quarter of 2007 related to M&T Bank’s obligation as a member bank of Visa to share in losses stemming from certain litigation, compared with a partial reversal of that charge in the first quarter of 2008 of $15 million. Included in operating expenses in 2006 was an $18 million tax-deductible contribution made to The M&T Charitable Foundation, a tax-exempt private charitable foundation. A similar $6 million contribution was made in 2008, whereas no such contribution was made in 2007. Excluding the impact of the Visa charge in 2007 and the charitable contribution in 2006, operating expenses in 2007 were up 4% from 2006, largely due to a higher level of salaries and employee benefits expense reflecting the impact of merit pay increases, increased incentive compensation and higher costs for providing medical benefits to employees.
The efficiency ratio expresses the relationship of operating expenses to revenues. The Company’s efficiency ratio, or noninterest operating expenses divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), was 54.4% in 2008, compared with 52.8% in 2007 and 51.5% in 2006.

Table 1

EARNINGS SUMMARY
Dollars in millions

										Compound
Increase (Decrease)(a)										Growth Rate
2007 to 2008		2006 to 2007								5 Years
Amount	%	Amount	%		2008	2007	2006	2005	2004	2003 to 2008

$(266.2)	(7)	$231.9	7	Interest income(b)	$3,299.5	3,565.6	3,333.8	2,806.0	2,316.1	9%
(356.8)	(21)	198.0	13	Interest expense	1,337.8	1,694.6	1,496.6	994.4	564.2	20

90.6	5	33.9	2	Net interest income(b)	1,961.7	1,871.0	1,837.2	1,811.6	1,751.9	4
220.0	115	112.0	140	Less: provision for credit losses	412.0	192.0	80.0	88.0	95.0	26
(21.7)	—	(128.7)	—	Gain (loss) on bank investment securities	(147.8)	(126.1)	2.6	(28.1)	2.9	—
27.7	3	15.8	2	Other income	1,086.7	1,059.1	1,043.2	977.8	940.1	6
				Less:
48.8	5	35.0	4	Salaries and employee benefits	957.1	908.3	873.3	822.2	806.6	5
50.5	7	40.9	6	Other expense	769.9	719.3	678.4	662.9	709.5	2

(222.7)	(23)	(266.9)	(21)	Income before income taxes	761.6	984.4	1,251.3	1,188.2	1,083.8	(3)
				Less:
1.0	5	1.2	6	Taxable-equivalent adjustment(b)	21.8	20.8	19.7	17.3	17.3	6
(125.3)	(41)	(83.2)	(21)	Income taxes	183.9	309.3	392.4	388.7	344.0	(8)

$(98.4)	(15)	$(184.9)	(22)	Net income	$555.9	654.3	839.2	782.2	722.5	(1)%

(a)	Changes were calculated from unrounded amounts.

(b)	Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on a composite income tax rate of approximately 39%.

Supplemental Reporting of Non-GAAP Results of Operations
As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.4 billion at each of December 31, 2008 and 2007, and $3.2 billion at December 31, 2006. Included in such intangible assets was goodwill of $3.2 billion at each of December 31, 2008 and 2007, and $2.9 billion at December 31, 2006. Amortization of core deposit and other intangible assets, after tax effect, totaled $41 million, $40 million and $38 million during 2008, 2007 and 2006, respectively.
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
Net operating income totaled $599 million in 2008, compared with $704 million in 2007. Diluted net operating earnings per common share in 2008 declined 16% to $5.39 from $6.40 in 2007. Net operating income and diluted net operating earnings per common share were $881 million and $7.73, respectively, during 2006.
Reconciliations of net income and diluted earnings per common share with net operating income and diluted net operating earnings per common share are presented in table 2.
Net operating income expressed as a rate of return on average tangible assets was .97% in 2008, compared with 1.27% in 2007 and 1.67% in 2006. Net operating return on average tangible common equity was 19.63% in 2008, compared with 22.58% and 29.55% in 2007 and 2006, respectively.

Reconciliations of average assets and equity with average tangible assets and average tangible common equity are also presented in table 2.

Table 2

RECONCILIATION OF GAAP TO NON-GAAP MEASURES

	2008	2007	2006

Income statement data
In thousands, except per share
Net income
Net income	$555,887	$654,259	$839,189
Amortization of core deposit and other intangible assets(a)	40,504	40,491	38,418
Merger-related expenses(a)	2,160	9,070	3,048

Net operating income	$598,551	$703,820	$880,655

Earnings per common share
Diluted earnings per common share	$5.01	$5.95	$7.37
Amortization of core deposit and other intangible assets(a)	.36	.37	.33
Merger-related expenses(a)	.02	.08	.03

Diluted net operating earnings per common share	$5.39	$6.40	$7.73

Other expense
Other expense	$1,726,996	$1,627,689	$1,551,751
Amortization of core deposit and other intangible assets	(66,646)	(66,486)	(63,008)
Merger-related expenses	(3,547)	(14,887)	(4,997)

Noninterest operating expense	$1,656,803	$1,546,316	$1,483,746

Merger-related expenses
Salaries and employee benefits	$62	$1,333	$815
Equipment and net occupancy	49	238	224
Printing, postage and supplies	367	1,474	155
Other costs of operations	3,069	11,842	3,803

Total	$3,547	$14,887	$4,997

Balance sheet data
In millions
Average assets
Average assets	$65,132	$58,545	$55,839
Goodwill	(3,193)	(2,933)	(2,908)
Core deposit and other intangible assets	(214)	(221)	(191)
Deferred taxes	30	24	38

Average tangible assets	$61,755	$55,415	$52,778

Average common equity
Average common equity	$6,423	$6,247	$6,041
Goodwill	(3,193)	(2,933)	(2,908)
Core deposit and other intangible assets	(214)	(221)	(191)
Deferred taxes	30	24	38

Average tangible common equity	$3,046	$3,117	$2,980

At end of year
Total assets
Total assets	$65,816	$64,876	$57,065
Goodwill	(3,192)	(3,196)	(2,909)
Core deposit and other intangible assets	(183)	(249)	(250)
Deferred taxes	23	36	30

Total tangible assets	$62,464	$61,467	$53,936

Total common equity
Total common equity	$6,217	$6,485	$6,281
Goodwill	(3,192)	(3,196)	(2,909)
Core deposit and other intangible assets	(183)	(249)	(250)
Deferred taxes	23	36	30

Total tangible common equity	$2,865	$3,076	$3,152

(a)	After any related tax effect.

Net Interest Income/Lending and Funding Activities
Net interest income expressed on a taxable-equivalent basis rose 5% to $1.96 billion in 2008 from $1.87 billion in 2007, largely the result of growth in average earning assets. Those assets totaled $58.0 billion in 2008, up 12% from $52.0 billion in 2007. Growth in average loan and lease balances outstanding, which rose 11% to $48.8 billion in 2008 from $44.1 billion in 2007, and average investment securities, which increased 23% to $9.0 billion in 2008 from $7.3 billion in 2007, were the leading factors in that improvement. A lower net interest margin, which declined to 3.38% in 2008 from 3.60% in 2007, partially offset the positive impact on taxable-equivalent net interest income resulting from growth in average earning assets.
Average loans and leases increased to $48.8 billion in 2008 from $44.1 billion in 2007. Most of the Company’s major loan categories experienced growth during 2008, notwithstanding the impact of loans acquired in the late-2007 acquisition transactions. Average commercial loans and leases increased 13% to $13.8 billion in 2008 from $12.2 billion in 2007. Commercial real estate loans averaged $18.4 billion in 2008, up 17% from $15.7 billion in 2007. The Company’s consumer loan portfolio averaged $11.2 billion in 2008, 9% higher than $10.2 billion in 2007. Average residential real estate loans declined 9% to $5.5 billion in 2008 from $6.0 billion in 2007, due largely to a $533 million decrease in average loans held for sale to $591 million in 2008 from $1.1 billion in 2007.
Reflecting growth in average earning assets that was partially offset by a narrowing of the net interest margin, taxable-equivalent net interest income increased 2% to $1.87 billion in 2007 from $1.84 billion in 2006. Average earning assets rose $2.3 billion or 5% to $52.0 billion in 2007 from $49.7 billion in 2006. That growth resulted from a $2.7 billion or 7% increase in average outstanding balances of loans and leases, offset in part by a $717 million or 9% decline in average outstanding balances of investment securities. The positive impact of higher average earning assets on taxable-equivalent net interest income was offset by a narrowing of the Company’s net interest margin, which declined to 3.60% in 2007 from 3.70% in 2006.

Table 3

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2008			2007			2006			2005			2004
	Average		Average	Average		Average	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Average balance in millions; interest in thousands)

Assets
Earning assets
Loans and leases, net of unearned discount(a)
Commercial, financial, etc.	$13,802	$723,851	5.24%	12,177	871,743	7.16%	11,319	802,451	7.09%	10,455	589,644	5.64%	9,534	410,258	4.30%
Real estate — commercial	18,428	1,072,178	5.82	15,748	1,157,156	7.35	15,096	1,104,518	7.32	14,341	941,017	6.56	13,264	763,134	5.75
Real estate — consumer	5,465	329,574	6.03	6,015	384,101	6.39	5,015	319,858	6.38	3,925	235,364	6.00	3,111	184,125	5.92
Consumer	11,150	716,678	6.43	10,190	757,876	7.44	10,003	712,484	7.12	10,808	664,509	6.15	11,220	626,255	5.58

Total loans and leases, net	48,845	2,842,281	5.82	44,130	3,170,876	7.19	41,433	2,939,311	7.09	39,529	2,430,534	6.15	37,129	1,983,772	5.34

Interest-bearing deposits at banks	10	109	1.07	9	300	3.36	12	372	3.01	10	169	1.64	13	65	.51
Federal funds sold and agreements to resell securities	109	2,071	1.91	432	23,835	5.52	81	5,597	6.91	23	808	3.55	8	134	1.60
Trading account	79	1,546	1.95	62	744	1.20	90	2,446	2.71	80	1,544	1.92	53	418	.79
Investment securities(b)
U.S. Treasury and federal agencies	3,740	181,098	4.84	2,274	100,611	4.42	2,884	121,669	4.22	3,479	134,528	3.87	4,169	158,953	3.81
Obligations of states and political subdivisions	136	9,243	6.79	119	8,619	7.23	157	10,223	6.53	180	10,860	6.04	218	15,017	6.90
Other	5,097	263,104	5.16	4,925	260,661	5.29	4,995	254,142	5.09	4,817	227,562	4.72	3,610	157,703	4.37

Total investment securities	8,973	453,445	5.05	7,318	369,891	5.05	8,036	386,034	4.80	8,476	372,950	4.40	7,997	331,673	4.15

Total earning assets	58,016	3,299,452	5.69	51,951	3,565,646	6.86	49,652	3,333,760	6.71	48,118	2,806,005	5.83	45,200	2,316,062	5.13

Allowance for credit losses	(791)			(677)			(646)			(638)			(626)
Cash and due from banks	1,224			1,271			1,346			1,400			1,599
Other assets	6,683			6,000			5,487			5,255			5,344

Total assets	$65,132			58,545			55,839			54,135			51,517

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$502	2,894	.58	461	4,638	1.01	435	3,461	.79	400	2,182	.55	550	1,802	.33
Savings deposits	18,170	248,083	1.37	14,985	250,313	1.67	14,401	201,543	1.40	14,889	139,445	.94	15,305	92,064	.60
Time deposits	9,583	330,389	3.45	10,597	496,378	4.68	12,420	551,514	4.44	9,158	294,782	3.22	6,948	154,722	2.23
Deposits at foreign office	3,986	84,483	2.12	4,185	207,990	4.97	3,610	178,348	4.94	3,819	120,122	3.15	3,136	43,034	1.37

Total interest-bearing deposits	32,241	665,849	2.07	30,228	959,319	3.17	30,866	934,866	3.03	28,266	556,531	1.97	25,939	291,622	1.12

Short-term borrowings	6,086	142,627	2.34	5,386	274,079	5.09	4,530	227,850	5.03	4,890	157,853	3.23	5,142	71,172	1.38
Long-term borrowings	11,605	529,319	4.56	8,428	461,178	5.47	6,013	333,836	5.55	6,411	279,967	4.37	5,832	201,366	3.45

Total interest-bearing liabilities	49,932	1,337,795	2.68	44,042	1,694,576	3.85	41,409	1,496,552	3.61	39,567	994,351	2.51	36,913	564,160	1.53

Noninterest-bearing deposits	7,674			7,400			7,555			8,050			8,039
Other liabilities	1,089			856			834			720			864

Total liabilities	58,695			52,298			49,798			48,337			45,816

Stockholders’ equity	6,437			6,247			6,041			5,798			5,701

Total liabilities and stockholders’ equity	$65,132			58,545			55,839			54,135			51,517

Net interest spread			3.01			3.01			3.10			3.32			3.60
Contribution of interest-free funds			.37			.59			.60			.45			.28

Net interest income/margin on earning assets		$1,961,657	3.38%		1,871,070	3.60%		1,837,208	3.70%		1,811,654	3.77%		1,751,902	3.88%

(a)	Includes nonaccrual loans.

(b)	Includes available for sale securities at amortized cost.

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
Table 4 summarizes average loans and leases outstanding in 2008 and percentage changes in the major components of the portfolio over the past two years.

Table 4

AVERAGE LOANS AND LEASES
(Net of unearned discount)

		Percent Increase
		(Decrease) from
	2008	2007 to 2008	2006 to 2007
	(Dollars in millions)

Commercial, financial, etc	$13,802	13%	8%
Real estate — commercial	18,428	17	4
Real estate — consumer	5,465	(9)	20
Consumer
Automobile	3,560	17	5
Home equity lines	4,469	7	(1)
Home equity loans	1,067	(6)	(6)
Other	2,054	11	8

Total consumer	11,150	9	2

Total	$48,845	11%	7%

Commercial loans and leases, excluding loans secured by real estate, aggregated $14.3 billion at December 31, 2008, representing 29% of total loans and leases. Table 5 presents information on commercial loans and leases as of December 31, 2008 relating to geographic area, size, borrower industry and whether the loans are secured by collateral or unsecured. Of the $14.3 billion of commercial loans and leases outstanding at the end of 2008, approximately $11.3 billion, or 79%, were secured, while 53%, 23% and 15% were granted to businesses in New York State, Pennsylvania and the Mid-Atlantic area (which includes Maryland, Delaware, Virginia, West Virginia and the District of Columbia), respectively. The Company provides financing for leases to commercial customers, primarily for equipment. Commercial leases included in total commercial loans and leases at December 31, 2008 aggregated $1.4 billion, of which 48% were secured by collateral located in New York State, 16% were secured by collateral in the Mid-Atlantic area and another 11% were secured by collateral in Pennsylvania.

Table 5

COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT
(Excludes Loans Secured by Real Estate)

December 31, 2008

	New York	Pennsylvania	Mid-Atlantic	Other	Total	Percent of Total
	(Dollars in millions)

Manufacturing	$1,317	$562	$227	$161	$2,267	16%
Services	1,078	357	472	118	2,025	14
Automobile dealerships	894	523	116	321	1,854	13
Wholesale	664	322	347	39	1,372	10
Financial and insurance	854	115	105	73	1,147	8
Transportation, communications, utilities	388	295	67	223	973	7
Public administration	463	261	119	42	885	6
Health services	482	109	128	81	800	6
Real estate investors	461	117	98	84	760	5
Construction	267	192	110	32	601	4
Retail	271	153	96	39	559	4
Agriculture, forestry, fishing, mining, etc.	107	75	11	37	230	2
Other	393	147	180	69	789	5

Total	$7,639	$3,228	$2,076	$1,319	$14,262	100%

Percent of total	53%	23%	15%	9%	100%

Percent of dollars outstanding
Secured	69%	77%	67%	59%	69%
Unsecured	22	18	22	14	21
Leases	9	5	11	27	10

Total	100%	100%	100%	100%	100%

Percent of dollars outstanding by size of loan
Less than $1 million	25%	27%	33%	17%	25%
$1 million to $5 million	24	31	24	29	26
$5 million to $10 million	15	18	13	25	17
$10 million to $20 million	16	13	14	15	15
$20 million to $30 million	9	8	9	10	9
$30 million to $50 million	7	1	7	—	5
$50 million to $100 million	4	2	—	4	3

Total	100%	100%	100%	100%	100%

International loans included in commercial loans and leases totaled $91 million and $107 million at December 31, 2008 and 2007, respectively. The Company participates in the insurance and guarantee programs of the Export-Import Bank of the United States. These programs provide U.S. government repayment coverage of 90% to 100% on loans supporting foreign borrowers’ purchases of U.S. goods and services. The loans generally range from $1 million to $10 million. The outstanding balances of loans under these programs at December 31, 2008 and 2007 were $76 million and $95 million, respectively.
Loans secured by real estate, including outstanding balances of home equity loans and lines of credit which the Company classifies as consumer loans, represented approximately 60% of the loan and lease portfolio during 2008, compared with 61% in 2007 and 62% in 2006. At December 31, 2008, the Company held approximately $18.8 billion of commercial real estate loans, $4.9 billion of consumer real estate loans secured by one-to-four family residential properties (including $352 million of loans held for sale) and $5.7 billion of outstanding balances of home equity loans and lines of credit, compared with $17.4 billion, $6.2 billion and $5.5 billion, respectively, at December 31, 2007. Loans obtained in the December 2007 acquisition transactions included $343 million of commercial real estate loans, $1.1 billion of consumer real estate loans secured by one-to-four family residential mortgages and $269 million of outstanding home equity loans and lines of credit. As already noted, approximately $950 million of the $1.1 billion of acquired consumer real estate loans were securitized into Fannie Mae mortgage-backed securities in December 2007. Included in total loans and leases were amounts due from builders and developers of residential real estate aggregating $1.9 billion and $1.5 billion at December 31, 2008 and 2007, respectively.
A significant portion of commercial real estate loans originated by the Company are secured by properties in the New York City metropolitan area, including areas in neighboring states generally considered to be within commuting distance of New York City, and other areas of New York State where the Company operates. Commercial real estate loans are also originated through the Company’s offices in Pennsylvania, Maryland, Virginia, Washington, D.C., Oregon, West Virginia and other states. Commercial real estate loans originated by the Company include fixed-rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity, in many cases five years after origination. For borrowers in good standing, the terms of such loans may be extended by the customer for an additional five years at the then current market rate of interest. The Company also originates fixed-rate commercial real estate loans with maturities of greater than five years, generally having original maturity terms of approximately ten years, and adjustable-rate commercial real estate loans. Excluding construction and development loans made to investors, adjustable-rate commercial real estate loans represented approximately 51% of the commercial real estate loan portfolio as of December 31, 2008. Table 6 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2008. New York City metropolitan area commercial real estate loans totaled $6.6 billion at the 2008 year-end. The $5.7 billion of investor-owned commercial real estate loans in the New York City metropolitan area were largely secured by multifamily residential properties, retail space, and office space. The Company’s experience has been that office, retail and service-related properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multifamily residential properties. Approximately 54% of the aggregate dollar amount of New York City-area loans were for loans with outstanding balances of $10 million or less, while loans of more than $30 million made up approximately 22% of the total.

Table 6

COMMERCIAL REAL ESTATE LOANS, NET OF UNEARNED DISCOUNT

December 31, 2008

	Metropolitan	Other
	New York	New York		Mid-			Percent of
	City	State	Pennsylvania	Atlantic	Other	Total	Total
	(Dollars in millions)

Investor-owned
Permanent finance by property type
Retail	$1,734	$340	$242	$222	$479	$3,017	16%
Office	965	591	186	224	140	2,106	11
Apartments/Multifamily	1,414	262	161	81	83	2,001	11
Hotel	379	201	128	37	35	780	4
Industrial/Warehouse	169	146	151	73	58	597	3
Health facilities	37	108	34	58	154	391	2
Other	260	84	70	53	14	481	3

Total permanent	4,958	1,732	972	748	963	9,373	50%

Construction/Development
Commercial Construction	329	687	181	467	218	1,882	10%
Land/Land development	115	26	40	127	62	370	2
Residential builder and developer Construction	150	202	124	134	128	738	4
Land/Land development	114	100	77	539	123	953	5

Total construction/development	708	1,015	422	1,267	531	3,943	21%

Total investor-owned	5,666	2,747	1,394	2,015	1,494	13,316	71%

Owner-occupied by industry
Health services	298	300	154	277	94	1,123	6%
Other services	153	369	285	269	35	1,111	6
Real estate investors	176	266	195	111	27	775	4
Retail	89	179	161	109	5	543	3
Manufacturing	47	162	128	81	3	421	2
Automobile dealerships	47	161	98	32	33	371	2
Wholesale	38	81	114	85	—	318	2
Other	103	282	248	205	22	860	4

Total owner-occupied	951	1,800	1,383	1,169	219	5,522	29%

Total commercial real estate	$6,617	$4,547	$2,777	$3,184	$1,713	$18,838	100%

Percent of total	35%	24%	15%	17%	9%	100%

Percent of dollars outstanding by size of loan
Less than $1 million	7%	27%	32%	19%	10%	18%
$1 million to $5 million	28	35	36	27	19	30
$5 million to $10 million	19	16	10	19	16	17
$10 million to $30 million	24	19	16	23	24	21
$30 million to $50 million	10	3	—	8	9	6
$50 million to $100 million	9	—	6	4	11	6
Greater than $100 million	3	—	—	—	11	2

Total	100%	100%	100%	100%	100%	100%

Commercial real estate loans secured by properties located in other parts of New York State, Pennsylvania, the Mid-Atlantic area and other areas tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business (owner-occupied). Approximately 62% of the aggregate dollar amount of commercial real estate loans in New York State secured by properties located outside of the metropolitan New York City area were for loans with outstanding balances of $5 million or less. Of the outstanding balances of commercial real estate loans in Pennsylvania and the Mid-Atlantic area, approximately 68% and 46%, respectively, were for loans with outstanding balances of $5 million or less.
Commercial real estate loans secured by properties located outside of Pennsylvania, the Mid-Atlantic area, New York State and areas of states neighboring New York considered to be part of the New York City metropolitan area, comprised 9% of total commercial real estate loans as of December 31, 2008.
Commercial real estate construction and development loans made to investors presented in table 6 totaled $3.9 billion at December 31, 2008, or 8% of total loans and leases. Approximately 94% of those construction loans had adjustable interest rates. Included in such loans at December 31, 2008 were $1.7 billion of loans to developers of residential real estate properties. Information about the credit performance of the Company’s loans to builders and developers of residential real estate properties is included herein under the heading “Provision For Credit Losses.” The remainder of the commercial real estate construction loan portfolio was comprised of loans made for various purposes, including the construction of office buildings, multifamily residential housing, retail space and other commercial development.
M&T Realty Capital Corporation, one of the Company’s commercial real estate lending subsidiaries, participates in the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, pursuant to which commercial real estate loans are originated in accordance with terms and conditions specified by Fannie Mae and sold. Under this program, loans are sold with partial credit recourse to M&T Realty Capital Corporation. The amount of recourse is generally limited to one-third of any credit loss incurred by the purchaser on an individual loan, although in some cases the recourse amount is less than one-third of the outstanding principal balance. At December 31, 2008 and 2007, approximately $1.2 billion and $1.0 billion, respectively, of commercial real estate loan balances serviced for others had been sold with recourse. There have been no material losses incurred as a result of those recourse arrangements. Commercial real estate loans held for sale at December 31, 2008 and 2007 aggregated $156 million and $79 million, respectively. At December 31, 2008 and 2007, commercial real estate loans serviced for other investors by the Company were $6.4 billion and $5.3 billion, respectively. Those serviced loans are not included in the Company’s consolidated balance sheet.
Real estate loans secured by one-to-four family residential properties were $4.9 billion at December 31, 2008, including approximately 35% secured by properties located in New York State, 12% secured by properties located in Pennsylvania and 18% secured by properties located in the Mid-Atlantic area. At December 31, 2008, $352 million of residential real estate loans were held for sale, compared with $774 million at December 31, 2007. As already discussed, in March 2007 the Company transferred $883 million of Alt-A loans secured by residential real estate properties from its held-for-sale portfolio to its held-for-investment loan portfolio. The Company’s portfolio of Alt-A loans held for investment at December 31, 2008 totaled $974 million, compared with $1.2 billion at December 31, 2007. Loans to individuals to finance the construction of one-to-four family residential properties totaled $233 million at December 31, 2008, or approximately .5% of total loans and leases, compared with $417 million or 1% at December 31, 2007. Information about the credit performance of the Company’s Alt-A mortgage loans and other residential mortgage loans is included herein under the heading “Provision For Credit Losses.”
Consumer loans comprised approximately 23% of the average loan portfolio during each of 2008 and 2007, compared with 24% in 2006. The two largest components of the consumer loan portfolio are outstanding balances of home equity lines of credit and automobile loans. Average balances of home equity lines of credit outstanding represented approximately 9% of average loans outstanding in each of 2008 and 2007. Automobile loans represented approximately 7% of the Company’s average loan portfolio during each of 2008 and 2007. No other consumer loan product represented more than 4% of average loans outstanding in 2008. Approximately 51% of home equity lines of credit outstanding at December 31, 2008 were secured by properties in New York State, and 21% and 26% were secured by properties in Pennsylvania and the Mid-Atlantic area, respectively. Average outstanding balances on home equity lines of credit were approximately $4.5 billion and $4.2 billion in 2008 and 2007, respectively. At December 31, 2008, 33% and 22% of the automobile loan portfolio were to customers residing in New York State and Pennsylvania, respectively. Although automobile loans have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. Outstanding automobile loan balances declined to $3.3 billion at December 31, 2008 from $3.8 billion at December 31, 2007.
Table 7 presents the composition of the Company’s loan and lease portfolio at the end of 2008, including outstanding balances to businesses and consumers in New York State, Pennsylvania, the Mid-Atlantic area and other states. Approximately 51% of total loans and leases at December 31, 2008 were to New York State customers, while 19% and 17% were to Pennsylvania and the Mid-Atlantic area customers, respectively.

Table 7

LOANS AND LEASES, NET OF UNEARNED DISCOUNT

December 31, 2008

		Percent of Dollars Outstanding
		New York
	Outstandings	State	Pennsylvania	Mid-Atlantic	Other
	(Dollars in millions)

Real estate
Residential	$4,904	35%	12%	18%	35%
Commercial	18,838	59 (a)	15	17	9

Total real estate	23,742	54%	14%	17%	15%

Commercial, financial, etc.	12,833	54%	24%	14%	8%
Consumer
Home equity lines	4,720	51%	21%	26%	2%
Home equity loans	975	24	52	20	4
Automobile	3,306	33	22	11	34
Other secured or guaranteed	1,723	40	14	11	35
Other unsecured	272	47	28	23	2

Total consumer	10,996	42%	23%	18%	17%

Total loans	47,571	51%	19%	17%	13%

Commercial leases	1,429	48%	11%	16%	25%

Total loans and leases	$49,000	51%	19%	17%	13%

(a)	Includes loans secured by properties located in neighboring states generally considered to be within commuting distance of New York City.

Balances of investment securities averaged $9.0 billion in 2008, compared with $7.3 billion and $8.0 billion in 2007 and 2006, respectively. The increase of $1.7 billion or 23% from 2007 to 2008 was largely due to the impact of residential real estate loan securitizations in June and July of 2008 and in December 2007 and to the full-year impact of third quarter 2007 purchases of approximately $800 million of collateralized mortgage obligations and other mortgage-backed securities. During June and July 2008, the Company securitized approximately $875 million of residential real estate loans in guaranteed mortgage securitizations with Fannie Mae. During December 2007, approximately $950 million of residential real estate loans obtained in the Partners Trust acquisition were securitized in a guaranteed mortgage securitization with Fannie Mae. The Company recognized no gain or loss on those securitization transactions as it retained all of the resulting securities, which are held in the available-for-sale investment securities portfolio. The decline in average investment securities during 2007 as compared with 2006 largely reflects net paydowns and maturities of mortgage-backed securities, collateralized mortgage obligations and U.S. federal agency securities.

The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including credit and prepayment risk. In managing the investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination.
During the third quarter of 2008, the Company purchased a $142 million AAA-rated private placement mortgage-backed security that had been securitized by Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”). Bayview Financial is a privately-held company and is the majority investor of BLG. Upon purchase, the security was placed in the Company’s held-to-maturity portfolio, as management determined that it had the intent and ability to hold the security to maturity. Management subsequently reconsidered whether certain other similar mortgage-backed securities previously purchased from Bayview Financial and held in the Company’s available-for-sale portfolio should more appropriately be in the held-to-maturity portfolio. Concluding that it had the intent and ability to hold those securities to maturity as well, the Company transferred collateralized mortgage obligations having a fair value of $298 million and a cost basis of $385 million from its available-for-sale investment securities portfolio to the held-to-maturity portfolio during the third quarter of 2008.
The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” As previously discussed, during the third quarter of 2008 the Company recognized an other-than-temporary impairment charge of $153 million related to its holdings of preferred stock of Fannie Mae and Freddie Mac. Additional other-than-temporary impairment charges of $29 million were recognized in 2008 on three collateralized mortgage obligations backed by option adjustable rate residential mortgages (“ARMs”) that had an amortized cost of $20 million and on three collateralized debt obligations backed by bank preferred capital securities that had an amortized cost of $12 million. The collateralized debt obligations were obtained in the Partners Trust transaction. As previously discussed, during 2007’s fourth quarter, the Company recognized other-than-temporary impairment charges of $127 million related to $132 million of collateralized debt obligations backed largely by residential mortgage-backed securities. As of December 31, 2008 and 2007, the Company concluded that the remaining declines associated with the rest of the investment securities portfolio were temporary in nature. That conclusion was based on management’s assessment of future cash flows associated with individual investment securities as of each respective date. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in note 3 of Notes to Financial Statements.
Other earning assets include deposits at banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $198 million in 2008, $503 million in 2007 and $183 million in 2006. Reflected in those balances were purchases of investment securities under agreements to resell which averaged $96 million and $417 million during 2008 and 2007, respectively, and $50 million in 2006. The higher level of resell agreements in 2007 as compared with 2008 and 2006 was due, in part, to the need to collateralize deposits of municipalities. Outstanding resell agreements at December 31, 2008 totaled $90 million. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.
The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, nonbrokered interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, N.A. are also included in core deposits. Core deposits averaged $31.7 billion in 2008, up from

$28.6 billion in 2007 and $28.3 billion in 2006. The acquisition transactions in late-2007 added $2.0 billion of core deposits on the respective acquisition dates, however, the Company’s average core deposits in 2007 only increased $156 million from those transactions. The previously discussed June 30, 2006 branch acquisition added approximately $880 million to average core deposits during the second half of 2006, or approximately $443 million for the year ended December 31, 2006. Average core deposits of M&T Bank, N.A. were $274 million in 2008, $208 million in 2007 and $387 million in 2006. Funding provided by core deposits represented 55% of average earning assets in each of 2008 and 2007, and 57% in 2006. Core deposits totaled $34.3 billion at December 31, 2008, compared with $30.7 billion at December 31, 2007. Table 8 summarizes average core deposits in 2008 and percentage changes in the components of such deposits over the past two years.

Table 8

AVERAGE CORE DEPOSITS

		Percentage Increase
		(Decrease) from
	2008	2007 to 2008	2006 to 2007
	(Dollars in millions)

NOW accounts	$502	9%	6%
Savings deposits	17,952	21	4
Time deposits under $100,000	5,600	(3)	(3)
Noninterest-bearing deposits	7,674	4	(2)

Total	$31,728	11%	1%

Additional sources of funding for the Company include domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $2.6 billion in 2008, $2.7 billion in 2007 and $2.9 billion in 2006. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $4.0 billion in 2008, $4.2 billion in 2007 and $3.6 billion in 2006. Average brokered time deposits totaled $1.4 billion in 2008, compared with $2.1 billion in 2007 and $3.5 billion in 2006, and at December 31, 2008 and 2007 totaled $487 million and $1.8 billion, respectively. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $70 million of brokered time deposits. The Company also had brokered NOW and money-market deposit accounts, which averaged $218 million, $87 million and $69 million in 2008, 2007 and 2006, respectively. Offshore branch deposits and brokered deposits have been used by the Company as an alternative to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.
The Company also uses borrowings from banks, securities dealers, various FHLBs, the Federal Reserve and others as sources of funding. The average balance of short-term borrowings was $6.1 billion in 2008, $5.4 billion in 2007 and $4.5 billion in 2006. Beginning in the second quarter of 2008, the Company actively sought to increase the average maturity of its non-deposit sources of funds and to reduce short-term borrowings. Average short-term borrowings for the 2008 quarters ended June 30, September 30 and December 31 totaled $6.9 billion, $5.4 billion and $5.0 billion, respectively. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature daily, that averaged $4.5 billion, $4.6 billion and $3.7 billion in 2008, 2007 and 2006, respectively. Overnight federal funds borrowings represented the largest component of average short-term borrowings and were obtained from a wide variety of banks and other financial institutions. Overnight federal funds borrowings totaled $809 million at December 31, 2008 and $4.2 billion at December 31, 2007. Also included in short-term borrowings in 2008 were secured borrowings with the Federal Reserve through their Term Auction

Facility (“TAF”). Borrowings under the TAF averaged $238 million during 2008, and totaled $1.0 billion at December 31, 2008. Such borrowings had maturities of 84 days. Also included in average short-term borrowings was a $500 million revolving asset-backed structured borrowing secured by automobile loans that was paid off during late-2008. All of the available amount of that structured borrowing was in use at the 2007 and 2006 year-ends. The subsidiary, the loans and the borrowings were included in the consolidated financial statements of the Company. The average balance of this borrowing was $463 million in 2008, $437 million in 2007 and $500 million in 2006. Additional information about that subsidiary, M&T Auto Receivables I, LLC, and the revolving borrowing agreement is included in note 19 of Notes to Financial Statements. Average short-term borrowings during 2008 and 2007 included $682 million and $160 million, respectively, of borrowings from the FHLB of New York. There were no similar short-term borrowings in 2006.
Long-term borrowings averaged $11.6 billion in 2008, $8.4 billion in 2007 and $6.0 billion in 2006. Included in average long-term borrowings were amounts borrowed from the FHLBs of $6.7 billion in 2008, $4.3 billion in 2007 and $3.8 billion in 2006, and subordinated capital notes of $1.9 billion in 2008, $1.6 billion in 2007 and $1.2 billion in 2006. M&T Bank issued $400 million and $500 million of subordinated notes in December 2007 and 2006, respectively, in part to maintain appropriate regulatory capital ratios. The notes issued in December 2007 bear a fixed rate of interest of 6.625% and mature in December 2017. The 2006 notes bear a fixed rate of interest of 5.629% until December 2016 and a floating rate thereafter until maturity in December 2021, at a rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus .64%. Beginning December 2016, M&T Bank may, at its option and subject to prior regulatory approval, redeem some or all of those notes on any interest payment date. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. Those swap agreements are used to hedge approximately $1.0 billion of fixed rate subordinated notes. Further information on interest rate swap agreements is provided in note 18 of Notes to Financial Statements. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.1 billion, $716 million and $712 million in 2008, 2007 and 2006, respectively. During January 2008, M&T Capital Trust IV issued $350 million of Enhanced Trust Preferred Securities bearing a fixed rate of interest of 8.50% and maturing in 2068. The related junior subordinated debentures are included in long-term borrowings. Additional information regarding junior subordinated debentures, as well as information regarding contractual maturities of long-term borrowings, is provided in note 9 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.6 billion during 2008 and 2007, and $258 million during 2006. The agreements, which were entered into due to favorable rates available, have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates. Long-term borrowings also include $300 million of senior notes issued by M&T in May 2007, which averaged $182 million during 2007. Those notes bear a fixed rate of interest of 5.375% and mature in May 2012.
Changes in the composition of the Company’s earning assets and interest-bearing liabilities as described herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.01% in each of 2008 and 2007. The yield on earning assets during 2008 was 5.69%, 117 basis points lower than 6.86% in 2007, while the rate paid on interest-bearing liabilities also decreased 117 basis points to 2.68% from 3.85% in 2007. The yield on the Company’s earning assets rose 15 basis points in 2007 from 6.71% in 2006, while the rate paid on interest-bearing liabilities in 2007 was up 24 basis points from 3.61% in 2006. As a result, the Company’s net interest spread decreased from 3.10% in 2006 to 3.01% in 2007. During 2008, the Federal Reserve lowered its benchmark overnight federal funds target rate seven times, representing decreases of 400 basis points for the year, such that, at December 31, 2008 the Federal Reserve’s target rate for overnight federal funds was expressed as a range from 0% to .25%. In the last four months of 2007, the Federal Reserve lowered its federal funds target rate three times totaling 100 basis points. Contributing to the decline in net interest spread from 2006 to 2007 was the impact of funding the $300 million BLG investment in February 2007 as well as higher rates paid on deposits and variable-rate borrowings that were only partially offset by higher yields on loans and investment securities.

Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill, core deposit and other intangible assets and, in 2007 and 2008, M&T’s investment in BLG. Net interest-free funds averaged $8.1 billion in 2008, compared with $7.9 billion in 2007 and $8.2 billion in 2006. Goodwill and core deposit and other intangible assets averaged $3.4 billion in 2008, $3.2 billion in 2007, and $3.1 billion in 2006. The cash surrender value of bank owned life insurance averaged $1.2 billion in 2008 and $1.1 billion in each of 2007 and 2006. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .37% in 2008, .59% in 2007 and .60% in 2006. The decline in the contribution to net interest margin ascribed to net interest free funds in 2008 as compared with 2007 resulted largely from the impact of significantly lower interest rates on interest-bearing liabilities used to value such contribution. The impact on such contribution of slightly higher rates on interest-bearing liabilities during 2007 as compared with 2006 was offset by the effect of a lower balance of interest-free funds.
Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.38% in 2008, compared with 3.60% in 2007 and 3.70% in 2006. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.
Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.1 billion at December 31, 2008, all of which were designated as fair value hedges of certain fixed rate time deposits and long-term borrowings. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount of the agreements at fixed rates and made payments at variable rates. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $2.3 billion at December 31, 2007, of which $842 million were designated as fair value hedges whereby the Company received payments at fixed rates and made payments at variable rates. Under the terms of the remaining $1.5 billion of swap agreements outstanding at the 2007 year-end and that were designated as cash flow hedges, the Company paid a fixed rate of interest and received a variable rate. During the first quarter of 2008, those swap agreements were terminated by the Company, resulting in the realization of a loss of $37 million. That loss is being amortized over the original hedge period as an adjustment to interest expense associated with the previously hedged long-term borrowings.
In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized in 2008, 2007 and 2006 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $146 million at December 31, 2008 and $17 million at December 31, 2007. The significant rise in fair value of those interest rate swap agreements resulted from sharply lower interest rates at the 2008 year-end as compared with December 31, 2007. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The estimated fair values of the interest rate swap agreements designated as cash flow hedges were losses of approximately $17 million at December 31, 2007. Net of applicable income taxes, such losses were approximately $10 million and were included in “accumulated other comprehensive income, net” in the Company’s consolidated balance sheet. There were no swap agreements designated as cash flow hedges at December 31, 2008 or at December 31, 2006. The changes in the fair values of the interest rate swap agreements and the hedged items result from the effects of changing interest rates. Additional information about those swap agreements and the items being hedged is included in note 18 of Notes to Financial Statements. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in table 9.

Table 9

INTEREST RATE SWAP AGREEMENTS

	Year Ended December 31
	2008		2007		2006
	Amount	Rate(a)	Amount	Rate(a)	Amount	Rate(a)
			(Dollars in thousands)

Increase (decrease) in:
Interest income	$—	—%	$—	—%	$—	—%
Interest expense	(15,857)	(.03)	2,556	.01	4,281	.01

Net interest income/margin	$15,857	.03%	$(2,556)	(.01)%	$(4,281)	(.01)%

Average notional amount	$1,269,017		$1,410,542		$774,268
Rate received(b)		6.12%		5.66%		5.19%
Rate paid(b)		4.87%		5.84%		5.74%

(a)	Computed as a percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during year.

Provision for Credit Losses
The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses was $412 million in 2008, up from $192 million in 2007 and $80 million in 2006. Net loan charge-offs increased to $383 million in 2008 from $114 million and $68 million in 2007 and 2006, respectively. Net loan charge-offs as a percentage of average loans outstanding were .78% in 2008, compared with .26% in 2007 and .16% in 2006. The significant increases in the provision for credit losses in 2007 and 2008 reflect a pronounced downturn in the residential real estate market that began in early-2007 and continued throughout 2008, and the deteriorating state of the U.S. economy, which was in recession during 2008. Declining real estate valuations and higher levels of delinquencies and charge-offs throughout 2007 and 2008 significantly affected the quality of the Company’s residential real estate loan portfolio. Specifically, the Company’s Alt-A residential real estate loan portfolio and its residential real estate builder and developer loan portfolio experienced the majority of the credit problems related to the turmoil in the residential real estate marketplace. In response to the deteriorating quality of the Alt-A portfolio, the Company decided in 2007’s fourth quarter to accelerate the timing related to when residential real estate loans are charged off. Beginning in that quarter, the Company began charging off the excess of residential real estate loan balances over the net realizable value of the property collateralizing the loan when such loans become past due 150 days, whereas previously the Company provided an allowance for credit losses for those amounts and charged off those loans upon foreclosure of the underlying property. The change in accounting procedure resulted in $15 million of additional charge-offs in 2007. A summary of the Company’s loan charge-offs, provision and allowance for credit losses is presented in table 10.

Table 10

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

	2008	2007	2006	2005	2004
	(Dollars in thousands)

Allowance for credit losses beginning balance	$759,439	$649,948	$637,663	$626,864	$614,058
Charge-offs during year
Commercial, financial, agricultural, etc.	102,092	32,206	23,949	32,210	33,340
Real estate — construction	105,940	3,830	—	—	—
Real estate — mortgage	73,485	23,552	6,406	4,708	10,829
Consumer	139,138	86,710	65,251	70,699	74,856

Total charge-offs	420,655	146,298	95,606	107,617	119,025

Recoveries during year
Commercial, financial, agricultural, etc.	8,587	8,366	4,119	6,513	13,581
Real estate — construction	369	—	—	—	—
Real estate — mortgage	4,069	1,934	1,784	3,887	4,051
Consumer	24,620	22,243	21,988	20,330	19,700

Total recoveries	37,645	32,543	27,891	30,730	37,332

Net charge-offs	383,010	113,755	67,715	76,887	81,693
Provision for credit losses	412,000	192,000	80,000	88,000	95,000
Allowance for credit losses acquired during the year	—	32,668	—	—	—
Allowance related to loans sold or securitized	(525)	(1,422)	—	(314)	(501)

Allowance for credit losses ending balance	$787,904	$759,439	$649,948	$637,663	$626,864

Net charge-offs as a percent of:
Provision for credit losses	92.96%	59.25%	84.64%	87.37%	85.99%
Average loans and leases, net of unearned discount	.78%	.26%	.16%	.19%	.22%
Allowance for credit losses as a percent of loans and leases, net of unearned discount, at year-end	1.61%	1.58%	1.51%	1.58%	1.63%

Nonaccrual loans aggregated $755 million or 1.54% of outstanding loans and leases at December 31, 2008, compared with $431 million or .90% at December 31, 2007 and $209 million or .49% at December 31, 2006. Major factors contributing to the rise in nonaccrual loans from the 2007 year-end to December 31, 2008 were a $124 million increase in loans to residential builders and developers and a $75 million increase in residential real estate loans. The continuing turbulence in the residential real estate marketplace has resulted in deteriorating real estate values and increased delinquencies, both for loans to consumers and loans to builders and developers of residential real estate. The rise in nonaccrual loans at December 31, 2007 from a year earlier was largely due to a $139 million increase in residential real estate loans and an $83 million increase in loans to residential builders and developers. The increase in nonaccrual residential real estate loans was the result of the residential real estate market turmoil and its impact on the portfolio of Alt-A loans and reflected the change in accounting procedure in December 2007 whereby residential real estate loans were classified as nonaccrual when principal or interest became 90 days delinquent. Previously, residential real estate loans had been placed in nonaccrual status when payments were 180 days past due. At December 31, 2007 the impact of the acceleration of the classification of such loans as nonaccrual resulted in an increase in nonaccrual loans of $84 million and a corresponding decrease in loans past due 90 days and accruing interest. The higher level of nonaccrual builder and developer loans was largely due to deteriorating residential real estate values.
Accruing loans past due 90 days or more were $159 million or .33% of total loans and leases at December 31, 2008, compared with $77 million or .16% at December 31, 2007 and $111 million or .26% at December 31, 2006. Those loans included loans guaranteed by government-related entities of $114 million, $73 million and $77 million at December 31, 2008, 2007 and 2006, respectively. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $108 million at December 31, 2008, $67 million at December 31, 2007 and $65 million at December 31, 2006. Loans past due 90 days or more and accruing interest that were guaranteed by government-related entities also included foreign commercial and industrial loans supported by the Export-Import Bank of the United States that totaled $5 million at each of December 31, 2008 and 2007, compared with $11 million at December 31, 2006. A summary of nonperforming assets and certain past due and renegotiated loan data and credit quality ratios is presented in table 11.

Table 11

NONPERFORMING ASSETS AND PAST DUE AND RENEGOTIATED LOAN DATA

December 31	2008	2007	2006	2005	2004
	(Dollars in thousands)

Nonaccrual loans	$755,397	$431,282	$209,272	$141,067	$162,013
Real estate and other foreclosed assets	99,617	40,175	12,141	9,486	12,504

Total nonperforming assets	$855,014	$471,457	$221,413	$150,553	$174,517

Accruing loans past due 90 days or more(a)	$158,991	$77,319	$111,307	$129,403	$154,590

Renegotiated loans	$91,575	$15,884	$14,956	$15,384	$10,437

Government guaranteed loans included in totals above:
Nonperforming loans	$32,506	$19,125	$17,586	$13,845	$15,273
Accruing loans past due 90 days or more	114,183	72,705	76,622	105,508	120,700
Nonaccrual loans to total loans and leases, net of unearned discount	1.54%	.90%	.49%	.35%	.42%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.74%	.98%	.52%	.37%	.45%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.32%	.16%	.26%	.32%	.40%

(a)	Predominately residential mortgage loans.

During 2008, the Company modified loans secured by residential real estate having outstanding balances at December 31, 2008 of approximately $162 million. The modified loans were largely from the Company’s portfolio of Alt-A loans. Of that total, $93 million of such loans were included in nonaccrual loans at December 31, 2008. After a period of demonstrated performance, those loans may begin to accrue interest in 2009. The remaining $69 million of modified residential real estate loans have demonstrated payment capability consistent with the modified terms and were classified as renegotiated loans, were current in their payments and were accruing interest at the 2008 year-end. Those modifications included such actions as the extension of loan maturity dates (generally from thirty to forty years) and lowering of interest rates and monthly payments. The objective of the modifications was to increase loan repayments by customers and thereby reduce net charge-offs. In accordance with GAAP, the modified loans are included in impaired loans for purposes of applying Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as described in notes 1 and 4 of Notes to Financial Statements.
Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, in general, and due to the size of the Company’s real estate loan portfolios, real estate valuations, in particular. Although concerns exist about the factors and conditions described herein, through December 31, 2008 the increases in nonaccrual loans and net charge-offs have largely been centered in the Company’s portfolios of residential real estate loans, including first and second lien Alt-A mortgage loans, and loans to developers and builders of residential real estate. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations, including valuations of residential real estate development or construction projects, can be impacted by housing trends, the availability of financing at reasonable interest rates, and general economic conditions affecting consumers.
Net charge-offs of commercial loans and leases totaled $94 million in 2008, $24 million in 2007 and $20 million in 2006. The rise in such charge-offs from 2007 to 2008 was largely due to charge-offs of loans to a consumer debt collections company, loans to two customers in the publishing business, and three loans to automobile dealers. Nonaccrual commercial loans and leases were $114 million at December 31, 2008 and $79 million at each of December 31, 2007 and 2006. The increase from the 2007 year-end to December 31, 2008 reflects the net addition of relationships with automobile dealers totaling $12 million. Reflecting the granularity of the Company’s commercial loan and lease portfolio, there were only three loans classified as nonaccrual in the portfolio that exceeded $5 million. As compared with 2006, the addition of a number of smaller credits (less than $5 million) to the nonaccrual loan category during 2007 was largely offset by a $27 million net decline in nonaccrual loans to automobile dealers, predominantly due to payments received. Continued slowing of automobile sales over the last three years has resulted in a difficult operating environment for certain automobile dealers, leading to deteriorating financial results.
Net charge-offs of commercial real estate loans during 2008, 2007 and 2006 were $112 million, $6 million and $1 million, respectively. Reflected in 2008’s charge-offs were $100 million of loans to residential real estate builders and developers, compared with $4 million in 2007. Commercial real estate loans classified as nonaccrual totaled $319 million at December 31, 2008, compared with $118 million at December 31, 2007 and $57 million at December 31, 2006. The rise in such loans during 2008 was largely the result of an increase of $124 million in loans to residential homebuilders and developers, reflecting the impact of the deterioration of the residential real estate market, including declining real estate values. The increase from the end of 2006 to the 2007 year-end was largely due to the addition of $83 million of loans to residential homebuilders and developers. At December 31, 2008 and 2007, loans to residential homebuilders and developers classified as nonaccrual aggregated $209 million and $85 million, respectively. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the year ended December 31, 2008 is presented in table 12.

Table 12

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

				Year Ended
	December 31, 2008			December 31, 2008
		Nonaccrual		Net Charge-offs
			Percent of		Percent of Average
	Outstanding		Outstanding		Outstanding
	Balances(a)	Balances	Balances	Balances	Balances
	(Dollars in thousands)

New York	$675,039	$1,413	0.21%	$1,254	0.18%
Pennsylvania	251,484	7,291	2.90	901	0.36
Mid-Atlantic	694,317	158,877	22.88	81,081	10.07
Other	292,464	41,788	14.29	16,348	4.95

Total	$1,913,304	$209,369	10.94%	$99,584	4.80%

(a)	Includes approximately $.2 billion of loans either not secured by real estate or permanent loans to investors of apartments/multifamily properties.

Residential real estate loans charged off, net of recoveries, were $63 million in 2008, $19 million in 2007 and $4 million in 2006. Nonaccrual residential real estate loans at the end of 2008 totaled $256 million, compared with $181 million and $42 million at December 31, 2007 and 2006, respectively. Declining real estate values and higher levels of delinquencies have contributed to the rise in residential real estate loans classified as nonaccrual during 2007 and 2008 and to the level of charge-offs, largely in the Company’s Alt-A portfolio. In addition, as already noted, the significant increase in such loans from December 31, 2006 to the 2007 year-end includes the effect of the change in accounting procedure for nonaccrual residential real estate loans. Included in residential real estate loan net charge-offs and nonaccrual loans were net charge-offs of Alt-A loans in 2008 of $44 million, while nonaccrual Alt-A loans aggregated $125 million at the 2008 year-end. As already noted, loans secured by residential real estate having outstanding balances of $162 million (including $12 million of junior lien home equity loans classified as consumer loans) at December 31, 2008, largely comprised of Alt-A loans, were modified during 2008 to assist borrowers. Of those loans, $93 million were in nonaccrual status at the 2008 year-end. Net charge-offs of Alt-A loans in 2007 were $12 million and nonaccrual Alt-A loans at December 31, 2007 totaled $90 million. Net charge-offs of Alt-A loans in 2006 were insignificant and nonaccrual Alt-A loans at December 31, 2006 were $19 million. Residential real estate loans past due 90 days or more and accruing interest totaled $108 million, $66 million and $92 million at December 31, 2008, 2007 and 2006, respectively. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the year ended December 31, 2008 is presented in table 13.
Net charge-offs of consumer loans during 2008 were $114 million, representing 1.03% of average consumer loans and leases outstanding, compared with $65 million or .63% in 2007 and $43 million or .43% in 2006. Automobile loans represented the most significant category of consumer loan charge-offs during the past three years. Net charge-offs of automobile loans were $51 million during 2008, $28 million during 2007 and $24 million during 2006. Consumer loan charge-offs also include recreational vehicle loans of $21 million, $11 million and $9 million during 2008, 2007 and 2006, respectively, and home equity loans and lines of credit secured by one-to-four family residential properties of $31 million during 2008, $16 million during 2007 and $2 million during 2006. The increases in charge-offs of home equity loans and lines of credit in 2007 and 2008 reflect higher Alt-A charge-offs. Nonaccrual consumer loans were $66 million at December 31, 2008, representing .60% of outstanding consumer loans, compared with $53 million or .47% at December 31, 2007, and $31 million or .31% at December 31, 2006. The Company experienced a decline in delinquencies in the consumer loan portfolio during 2008, as compared with the preceding two years. At the 2008, 2007 and 2006 year-ends, consumer loans and leases delinquent 30-90 days totaled $118 million, $155 million and $122 million, respectively, or 1.07%, 1.38% and 1.23% of outstanding consumer loans. Consumer loans past due 90 days or more and accruing interest totaled $1 million at each of December 31, 2008 and December 31, 2007, and $3 million at December 31, 2006. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the year ended December 31, 2008 is presented in table 13.

Table 13

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Year Ended
				December 31, 2008
	December 31, 2008			Net Charge-offs
		Nonaccrual			Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)

Residential mortgages
New York	$1,557,223	$25,625	1.65%	$1,607	0.09%
Pennsylvania	495,243	9,599	1.94	1,148	0.21
Mid-Atlantic	710,295	19,401	2.73	3,381	0.45
Other	975,888	37,636	3.86	7,073	0.66

Total	$3,738,649	$92,261	2.47%	$13,209	0.32%

Residential construction loans
New York	$36,707	$1,915	5.22%	$176	0.34%
Pennsylvania	29,348	10,215	34.81	277	0.66
Mid-Atlantic	18,377	1,448	7.88	139	0.50
Other	148,827	25,671	17.25	5,395	2.47

Total	$233,259	$39,249	16.83%	$5,987	1.76%

Alt-A first mortgages
New York	$126,769	$10,433	8.23%	$1,336	0.99%
Pennsylvania	35,124	2,779	7.91	624	1.68
Mid-Atlantic	162,300	17,807	10.97	5,454	3.12
Other	608,323	94,137	15.47	36,329	5.35

Total	$932,516	$125,156	13.42%	$43,743	4.26%

Alt-A junior lien
New York	$4,705	$399	8.48%	$952	17.56%
Pennsylvania	1,376	92	6.69	40	2.78
Mid-Atlantic	7,055	890	12.62	1,980	23.74
Other	28,514	4,152	14.56	11,495	33.62

Total	$41,650	$5,533	13.28%	$14,467	29.29%

First lien home equity loans
New York	$62,176	$88	0.14%	$56	0.08%
Pennsylvania	337,681	1,838	0.54	259	0.07
Mid-Atlantic	101,129	214	0.21	26	0.02
Other	2,405	248	10.31	—	—

Total	$503,391	$2,388	0.47%	$341	0.06%

First lien home equity lines
New York	$603,056	$1,574	0.26%	$1,064	0.19%
Pennsylvania	409,971	734	0.18	123	0.03
Mid-Atlantic	282,423	—	—	10	—
Other	8,888	195	2.19	—	—

Total	$1,304,338	$2,503	0.19%	$1,197	0.10%

Junior lien home equity loans
New York	$165,741	$586	0.35%	$379	0.20%
Pennsylvania	172,799	1,161	0.67	206	0.11
Mid-Atlantic	84,236	403	0.48	877	0.94
Other	7,197	44	0.61	301	3.56

Total	$429,973	$2,194	0.51%	$1,763	0.37%

Junior lien home equity lines
New York	$1,828,457	$8,797	0.48%	$7,670	0.43%
Pennsylvania	580,509	2,088	0.36	409	0.07
Mid-Atlantic	934,460	4,441	0.48	3,339	0.38
Other	71,804	885	1.23	1,933	2.74

Total	$3,415,230	$16,211	0.47%	$13,351	0.41%

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
Management cautiously and conservatively evaluated the allowance for credit losses as of December 31, 2008 in light of (i) the declining residential real estate values and emergence of higher levels of delinquencies of residential real estate loans; (ii) the declining pace of economic growth in many of the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company. Throughout 2008, there had been considerable concerns about the deepening economic downturn in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; rising private sector layoffs and unemployment, which caused consumer spending to slow; the underlying impact on businesses’ operations and abilities to repay loans as consumer spending slowed; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued slowing of automobile sales. Late in 2008 the U.S economy was identified as having been in recession since the fourth quarter of 2007. However, given that approximately 70% of the Company’s loans are to customers in New York State and Pennsylvania, including a large portion to customers in the traditionally slower growth or stagnant regions of upstate New York and central Pennsylvania, the impact of deteriorating national market conditions was not as pronounced on borrowers in these regions as compared with other areas of the country. Home prices in upstate New York and central Pennsylvania increased in 2008, in sharp contrast to steep declines in values in other regions of the country. Therefore, despite the conditions, as previously described, the most severe credit issues experienced by the Company through 2008 were centered around residential real estate, including loans to developers and builders of residential real estate in areas other than New York State and Pennsylvania. In response, throughout 2008 the Company conducted detailed reviews of all loans to residential real estate builders and developers that exceeded $2.5 million. Those credit reviews were updated throughout the year and resulted in adjustments to loan grades and, if appropriate, commencement of intensified collection efforts, including foreclosure. With regard to residential real estate loans, with special emphasis on the portfolio of Alt-A mortgage loans, the Company expanded its collections and loan work-out staff and further refined its loss identification and estimation techniques by reference to loan performance and house price depreciation data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located.
In ascertaining the adequacy of the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases. In quantifying incurred losses, the Company considers the factors and uses the techniques described herein. For purposes of determining the level of the allowance for credit losses, the Company segments its loan and lease portfolio by loan type. The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan by loan analysis of commercial and commercial real estate loans greater than $350,000 which are in nonaccrual status. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. Impaired loans, as defined in SFAS No. 114, are evaluated for specific loss components. Except for consumer loans and leases and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively, the Company considers a loan to be impaired for purposes of applying SFAS No. 114 when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Nevertheless, modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s cash flows. Loans less than 90 days delinquent are deemed to have a minimal delay in payment and are generally not considered to be impaired for purposes of applying SFAS No. 114.
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
To better classify inherent losses by specific loan categories, beginning in 2006 amounts previously included in the inherent unallocated portion of the allowance for such things as customer, industry and geographic concentrations as well as for certain national and local economic conditions have been included in the inherent base level loss component. As a result, probable losses resulting from (i) comparatively poorer economic conditions and an unfavorable business climate in many market regions served by the Company, specifically upstate New York and central Pennsylvania, that resulted in such regions experiencing significantly poorer economic growth and vitality as compared with much of the rest of the country; (ii) portfolio concentrations regarding loan type, collateral type and geographic location, in particular the large concentration of commercial real estate loans secured by properties in the New York City metropolitan area and other areas of New York State; and (iii) additional risk associated with the Company’s portfolio of consumer loans, in particular automobile loans and leases, which generally have higher rates of loss than other types of collateralized loans, have been included in the inherent base level loss components at the last three year-ends.
In evaluating collateral, the Company relies extensively on internally and externally prepared valuations. In 2008, valuations of residential real estate, which are usually based on sales of comparable properties, declined significantly in many regions across the United States. Commercial real estate valuations also refer to sales of comparable properties but oftentimes are based on calculations that utilize many assumptions and, as a result, can be highly subjective. Specifically, commercial real estate values can be significantly affected over relatively short periods of time by changes in business climate, economic conditions and interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Additionally, management is aware that there is oftentimes a delay in the recognition of credit quality changes in loans in assigned loan grades due to time delays in the manifestation and reporting of underlying events that impact credit quality and, accordingly, loss estimates derived from the inherent base level loss component computation are adjusted for current national and local economic conditions and trends. Economic indicators in the most significant market regions served by the Company were mixed during 2008, but were indicative of a slowing economy as compared with 2007. Private sector employment in the upstate New York market declined by 0.4% in 2008, slightly less than the national average decline of 0.5%. This was compared with growth in 2007 in upstate New York of 0.5%, compared with the national average, which grew 1.3%. Employment growth in areas of Pennsylvania served by the Company was flat in 2008, while growth in the Maryland and Greater Washington D.C. regions exceeded the national average. During 2007, job growth in the Company’s Pennsylvania markets and in Maryland matched the national average, while the Greater Washington D.C. region exceeded the national average. Job growth in New York City (0.6%) was higher than the national average in 2008 and 2007. However, significant layoffs in the financial services sector in the final quarter of 2008 are expected to weigh heavily on New York City economic growth in 2009. Nevertheless, despite the statistical job growth noted, at the end of 2008 there were significant concerns about the impact on the national economy resulting from the possibility of an extended national economic recession, rising unemployment, real estate valuations, high levels of consumer indebtedness, weak automobile sales and volatile energy prices. Those factors are expected to have a significant impact on the national economy in 2009.
The specific loss components and the inherent base level loss components together comprise the total base level or “allocated” allowance for credit losses. Such allocated portion of the allowance represents management’s assessment of losses existing in specific larger balance loans that are reviewed in detail by management and pools of other loans that are not individually analyzed. In addition, the Company has always provided an inherent unallocated portion of the allowance that is intended to recognize probable losses that are not otherwise identifiable. The inherent unallocated allowance includes management’s subjective determination of amounts necessary for such things as: (i) the effect of expansion into new markets, including market areas entered through acquisitions, for which the Company does not have the same degree of familiarity and experience regarding portfolio performance in changing market conditions; (ii) the introduction of new loan and lease product types, including loans and leases to foreign and domestic borrowers obtained through acquisitions; (iii) the possible use of imprecise estimates in determining the allocated portion of the allowance; and (iv) other additional risks associated with the Company’s loan portfolio, which may not be specifically allocable.
A comparative allocation of the allowance for credit losses for each of the past five year-ends is presented in table 14. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodology described herein. Variations in the allocation of the allowance by loan category as a percentage of those loans reflect changes in management’s estimate of specific loss components and inherent base level loss components, including the impact of the increased delinquencies and nonaccrual loans that are secured by residential real estate in 2008 and 2007. As described in note 4 of Notes to Financial Statements, loans considered impaired pursuant to the requirements of SFAS No. 114 were $617 million at December 31, 2008 and $225 million at December 31, 2007. The allocated portion of the allowance for credit losses related to impaired loans totaled $124 million at December 31, 2008 and $55 million at December 31, 2007. The unallocated portion of the allowance for credit losses was equal to .15% and .19% of gross loans outstanding at December 31, 2008 and 2007, respectively. The slight decline in the unallocated portion reflects management’s continued refinement of its loss estimation techniques, which has increased the precision of its calculation of the allocated portion of the allowance for credit losses. However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management deliberately remained cautious and conservative in establishing the overall allowance for credit losses. Given the Company’s high concentration of real estate loans and considering the other factors already discussed herein, management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Nevertheless, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category.

Table 14

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

December 31	2008	2007	2006	2005	2004
	(Dollars in thousands)

Commercial, financial, agricultural, etc	$231,993	$216,833	$212,945	$136,852	$147,550
Real estate	340,588	283,127	221,747	161,003	166,910
Consumer	140,571	167,984	124,675	133,541	148,591
Unallocated	74,752	91,495	90,581	206,267	163,813

Total	$787,904	$759,439	$649,948	$637,663	$626,864

As a Percentage of Gross Loans and Leases Outstanding
Commercial, financial, agricultural, etc.	1.59%	1.62%	1.79%	1.23%	1.45%
Real estate	1.43	1.20	1.04	.85	.96
Consumer	1.28	1.49	1.26	1.27	1.33

Management believes that the allowance for credit losses at December 31, 2008 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $788 million or 1.61% of total loans and leases at December 31, 2008, compared with $759 million or 1.58% at December 31, 2007 and $650 million or 1.51% at December 31, 2006. The level of the allowance reflects management’s evaluation of the loan portfolio using the methodology and considering the factors as described herein, including the impact of lower residential real estate values, largely in areas other than New York State and central Pennsylvania, and higher levels of delinquencies and charge-offs in the Company’s portfolio of residential real estate loans, lower residential real estate valuations related to loans to residential builders and developers, and the Company’s loan charge-off policies. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolios also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance to nonaccrual loans at the end of 2008, 2007 and 2006 was 104%, 176% and 311%, respectively. Given the Company’s position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.
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

The scenario analyses resulted in an additional $89 million that could be identifiable under the assumptions for credit deterioration, whereas under the assumptions for credit improvement a $20 million reduction could occur. These examples are only a few of numerous reasonably possible scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses based on changes in assumptions and other factors.
Investor-owned commercial real estate loans secured by retail properties in the New York City metropolitan area represented 4% of loans outstanding at December 31, 2008. The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2008. Outstanding loans to foreign borrowers were $91 million at December 31, 2008, or .19% of total loans and leases.
Real estate and other foreclosed assets increased to $100 million at December 31, 2008 from $40 million at December 31, 2007 and $12 million at December 31, 2006. The increase from the prior year-ends to December 31, 2008 resulted from higher residential real estate loan defaults and additions from residential real estate development projects. At December 31, 2008, the Company’s holding of residential real estate-related properties comprised 84% of foreclosed assets.

Other Income
Other income increased 1% to $939 million in 2008 from $933 million in 2007. Reflected in those amounts were losses from bank investment securities in 2008 and 2007 of $148 million and $126 million, respectively, due in large part to other-than-temporary impairment charges related to certain of the Company’s collateralized debt obligations, collateralized mortgage obligations and preferred stock holdings of Fannie Mae and Freddie Mac, all held in the available-for-sale investment securities portfolio. Excluding the impact of those securities losses, noninterest income was $1.09 billion in 2008, 3% higher than $1.06 billion in 2007. That rise was largely due to higher mortgage banking revenues and fees for providing deposit account, trust, brokerage and credit-related services, partially offset by a $46 million decline in M&T’s pro-rata share of the operating results of BLG and lower trading account and foreign exchange gains.
Other income in 2007 was 11% below the $1.05 billion earned in 2006. As discussed above, reflected in other income in 2007 were losses from bank investment securities of $126 million, compared with gains of $3 million in 2006. Excluding the impact of securities gains or losses, other income of $1.06 billion in 2007 was 2% higher than $1.04 billion in 2006. Higher service charges on deposit accounts, trust income, and trading account and foreign exchange gains, and $9 million related to M&T’s pro-rata portion of the operating results of BLG, were largely offset by a $31 million decline in mortgage banking revenues and a $13 million gain in 2006 from the accelerated recognition of a purchase accounting premium related to the call of a $200 million borrowing from the FHLB of Atlanta.
Mortgage banking revenues were $156 million in 2008, $112 million in 2007 and $143 million in 2006. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily mortgage loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.
Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $117 million in 2008, $86 million in 2007 and $114 million in 2006. The lower revenues in 2007 reflect the previously described $18 million of Alt-A-related losses in that year’s first quarter and the impact of lower gains on residential mortgage loans and loan servicing rights due to slimmer margins realized by the Company resulting from changes in market conditions during that year.
Residential mortgage loans originated for sale to other investors totaled approximately $4.4 billion in 2008, compared with $5.6 billion in 2007 and $6.4 billion in 2006. Residential mortgage loans sold to investors totaled $4.4 billion in 2008, $5.3 billion in 2007 and $5.0 billion in 2006. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled $31 million in 2008, compared with $3 million in 2007 and $41 million in 2006. Reflected in the 2008 gains were approximately $7 million of revenues related to the January 1, 2008 adoption of SEC Staff Accounting Bulletin (“SAB”) No. 109 for written loan commitments issued or modified after January 1, 2008. In November 2007, the SEC issued SAB No. 109, which reversed previous conclusions expressed by the SEC staff regarding written loan commitments that are accounted for at fair value through earnings. Specifically, the SEC staff now believes that the expected net future cash flows related to the associated servicing of the loan should be included in the fair value measurement of the derivative loan commitment. In accordance with SAB No. 105, “Application of Accounting Principles to Loan Commitments,” the Company had not included such amounts in the value of loan commitments accounted for as derivatives in 2007 or 2006. As previously described, reflected in the 2007 gains were $18 million of losses related to Alt-A residential mortgage loans that were recognized during the first quarter of 2007.
Revenues from servicing residential mortgage loans for others rose to $81 million in 2008 from $73 million in 2007 and $66 million in 2006. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans totaling $29 million, $21 million and $14 million in 2008, 2007 and 2006, respectively. Residential mortgage loans serviced for others aggregated $21.3 billion at December 31, 2008, $19.4 billion a year earlier and $16.7 billion at December 31, 2006, including the small balance commercial mortgage loans noted above of approximately $5.9 billion, $4.9 billion and $3.3 billion at December 31, 2008, 2007 and 2006, respectively. Capitalized residential mortgage loan servicing assets, net of a valuation allowance for possible impairment, totaled $143 million at December 31, 2008, compared with $170 million and $153 million at December 31, 2007 and 2006, respectively. The valuation allowance for possible impairment of capitalized residential mortgage servicing assets totaled $22 million, $6 million and $10 million at the 2008, 2007 and 2006 year-ends, respectively. Included in capitalized residential mortgage servicing assets were purchased servicing rights associated with the small balance commercial mortgage loans noted above of $58 million, $57 million and $36 million at December 31, 2008, 2007 and 2006, respectively. Servicing rights for the small balance commercial mortgage loans were purchased from BLG or its affiliates. In addition, at December 31, 2008 capitalized servicing rights included $28 million of servicing rights for $4.6 billion of residential real estate loans that were purchased from affiliates of BLG. Additional information about the Company’s relationship with BLG and its affiliates is provided in note 25 of Notes to Financial Statements. Additional information about the Company’s capitalized residential mortgage loan servicing assets, including information about the calculation of estimated fair value, is presented in note 7 of Notes to Financial Statements.
Commitments to sell residential mortgage loans and commitments to originate residential mortgage loans for sale at pre-determined rates were $898 million and $871 million, respectively, at December 31, 2008, $772 million and $492 million, respectively, at December 31, 2007 and $1.8 billion and $680 million, respectively, at December 31, 2006. Net unrealized gains on hedged residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $6 million and $4 million at December 31, 2008 and 2006, respectively, compared with net unrealized losses of $7 million at December 31, 2007. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in net increases in revenue of $13 million and $2 million in 2008 and 2006, respectively, and a net decrease in revenue of $23 million (including $12 million to record the Alt-A mortgage loans transferred from held for sale to held for investment at the lower of cost or market value) in 2007.
Commercial mortgage banking revenues totaled $39 million in 2008, $26 million in 2007 and $29 million in 2006. Revenues from loan origination and sales activities were $27 million in 2008,

compared with $13 million in 2007 and $15 million in 2006. The increased revenues in 2008 reflect higher loan origination volumes. Commercial mortgage loans originated for sale to other investors totaled approximately $1.4 billion in 2008, compared with $1.1 billion and $1.2 billion in 2007 and 2006, respectively. Loan servicing revenues totaled $12 million in 2008, $13 million in 2007 and $14 million in 2006. Capitalized commercial mortgage loan servicing assets aggregated $26 million at December 31, 2008, $20 million at December 31, 2007 and $21 million at December 31, 2006. Commercial mortgage loans serviced for other investors totaled $6.4 billion, $5.3 billion and $4.9 billion at December 31, 2008, 2007 and 2006, respectively, and included $1.2 billion, $1.0 billion and $939 million, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $408 million and $252 million, respectively, at December 31, 2008, $176 million and $97 million, respectively, at December 31, 2007 and $115 million and $66 million, respectively, at December 31, 2006. Commercial mortgage loans held for sale totaled $156 million, $79 million and $49 million at December 31, 2008, 2007 and 2006, respectively.
Service charges on deposit accounts rose 5% to $431 million in 2008 from $409 million in 2007. Deposit account service charges in 2006 were $381 million. The higher level of service charges on deposit accounts in 2008 as compared with 2007 was largely due to increases in service charges on commercial accounts and consumer debit card fees due to higher transaction volumes. The higher level of such revenues in 2007 as compared with 2006 was largely due to consumer service charges related to overdraft fees and higher debit card transaction volumes.
Trust income includes fees for trust and custody services provided to personal, corporate and institutional customers, and investment management and advisory fees that are often based on a percentage of the market value of assets under management. Trust income rose 2% to $156 million in 2008 from $153 million in 2007, due in part to the impact of higher balances in proprietary money- market mutual funds. Trust income totaled $141 million in 2006. Higher balances in proprietary money-market mutual funds and higher revenues from providing personal trust and investment management services contributed to the rise in revenues from 2006 to 2007. Total trust assets, which include assets under management and assets under administration, aggregated $111.0 billion at December 31, 2008, compared with $146.1 billion at December 31, 2007. The decrease in total trust assets was due, in part, to declines in the market values of such assets. Trust assets under management were $12.8 billion and $15.5 billion at December 31, 2008 and 2007, respectively. The Company’s proprietary mutual funds, the MTB Group of Funds, had assets of $11.5 billion and $10.5 billion at December 31, 2008 and 2007, respectively.
Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, aggregated $64 million in 2008 and $60 million in each of 2007 and 2006. The improvement from 2007 to 2008 was due largely to increased revenues earned from the sale of annuities. Trading account and foreign exchange activity resulted in gains of $18 million in 2008, $30 million in 2007 and $25 million in 2006. The decline from 2007 to 2008 resulted from declines in the market values of trading assets held in connection with deferred compensation plans. The improvement in 2007 as compared with 2006 reflected higher income related to interest rate swap agreements due to higher volumes of transactions executed on behalf of commercial customers. The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 18 of Notes to Financial Statements and herein under the heading “Liquidity, Market Risk, and Interest Rate Sensitivity.” Trading account revenues related to interest rate and foreign exchange contracts totaled $21 million in each of 2008 and 2007, and $15 million in 2006. Trading account assets held in connection with deferred compensation plans were $33 million and $47 million at December 31, 2008 and 2007, respectively. Trading account losses resulting from net declines in the market values of such assets were $12 million in 2008, compared with revenues of $4 million in 2007 and $5 million in 2006. A largely offsetting impact on expenses resulting from corresponding increases or decreases in liabilities related to deferred compensation is included in “other costs of operations.”

As previously described, other-than-temporary impairment charges of $182 million were recognized in 2008, largely in light of significant turbulence in the financial markets, including the residential real estate market, and the resulting declines in fair value of the Company’s preferred stock of Fannie Mae and Freddie Mac and certain privately issued mortgage-backed securities held in the available-for-sale investment securities portfolio. Partially offsetting the 2008 impairment charges was a gain of $33 million related to the mandatory redemption of common shares of Visa during the first quarter of that year. Reflecting those events, losses on investment securities were $148 million in 2008, compared with losses of $126 million in 2007 and gains of $3 million during 2006. The losses in 2007 reflect the previously described $127 million charge for the other-than-temporary impairment in value of collateralized debt obligations held in the Company’s available-for-sale investment securities portfolio. Those collateralized debt obligations were backed by residential mortgage-backed securities. Each reporting period the Company reviews its impaired investment securities for other-than-temporary impairment. For equity securities, such as the Company’s investment in the preferred stock of Fannie Mae and Freddie Mac, the Company considers various factors to determine if the decline in value is other than temporary, including the duration and extent of the decline in value, the factors contributing to the decline in fair value, including the financial condition of the issuer as well as the conditions of the industry in which it operates, and the prospects for a recovery in fair value of the equity security. For debt securities, the Company analyzes the creditworthiness of the issuer or reviews the credit performance of the underlying loan collateral supporting the bond. For debt securities backed by pools of loans, such as privately issued mortgage-backed securities, the Company attempts to estimate the cash flows of the underlying loan collateral using forward-looking assumptions of default rates, loss severities and prepayment speeds. Estimated collateral cash flows are then utilized to estimate bond-specific cash flows to determine the ultimate collectibility of the bond. If it is deemed probable that the Company will not collect the contractual cash flows of a bond or if the Company no longer has the ability or intent to hold a bond until it fully recovers in value, an other-than-temporary impairment loss is recognized. If an other-than-temporary impairment loss is deemed to have occurred, the investment security’s cost basis is adjusted to its fair value with the loss being recognized in the consolidated statement of income.
M&T’s pro-rata share of the operating loss of BLG in 2008 was $37 million, compared with a gain of $9 million in 2007. The operating loss of BLG in 2008 resulted from the disruptions in the commercial mortgage-backed securities market and reflected lower gains from loan securitization and sales activities, lower values ascribed to loans held for sale, and costs associated with severance and certain lease terminations incurred by BLG as it downsized its operations. Despite the credit and liquidity disruptions that began in 2007, BLG had been successfully securitizing and selling significant volumes of small-balance commercial real estate loans until the first quarter of 2008. In response to the illiquidity in the marketplace, BLG reduced its originations activities, scaled back its workforce and made use of its contingent liquidity sources. The Company believes that significant fluctuations are expected as part of the business cycle of any mortgage origination and securitization business. In addition to BLG’s mortgage origination and sales activities, BLG also is entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and from asset management and other services provided by its affiliates. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings. Nevertheless, if BLG is not able to realize sufficient cash flows for the benefit of M&T, the Company may be required to recognize an other-than-temporary impairment charge in a future period for some portion of the $271 million book value of its investment in BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 25 of Notes to Financial Statements.
Other revenues from operations were $300 million in 2008, compared with $286 million in 2007 and $293 million in 2006. The primary contributor to the 5% improvement from 2007 to 2008 was a $16 million increase in letter of credit and other credit-related fees. The decline in other revenues from operations from 2006 to 2007 resulted from a $6 million decrease in income from bank owned life insurance and the previously noted $13 million gain in 2006 from the call of an FHLB borrowing, partially offset by an $8 million increase in credit-related and corporate advisory fees in 2007.
Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $97 million, $81 million and $77 million in 2008, 2007 and

2006, respectively. The rise in such fees from 2007 to 2008 was due predominately to higher income from providing loan syndication and letter of credit services. Tax-exempt income earned from bank owned life insurance aggregated $49 million in 2008, $47 million in 2007 and $53 million in 2006. Such income includes increases in cash surrender value of life insurance policies and benefits received. Revenues from merchant discount and credit card fees were $40 million in 2008, $35 million in 2007 and $32 million in 2006. Insurance-related sales commissions and other revenues totaled $31 million in 2008, $33 million in 2007 and $32 million in 2006. Automated teller machine usage fees aggregated $17 million in 2008 and $15 million in each of 2007 and 2006.

Other Expense
Other expense aggregated $1.73 billion in 2008, compared with $1.63 billion in 2007 and $1.55 billion in 2006. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $67 million, $66 million and $63 million in 2008, 2007 and 2006, respectively, and merger-related expenses of $4 million in 2008, $15 million in 2007 and $5 million in 2006. Exclusive of these nonoperating expenses, noninterest operating expenses were $1.66 billion in 2008, up 7% from $1.55 billion in 2007. The higher level of operating expenses in 2008 as compared with 2007 was due largely to increased expenses for salaries, occupancy, professional services, advertising and promotion, and foreclosed residential real estate properties. Also contributing to the rise in operating expenses was an addition to the valuation allowance for capitalized residential mortgage servicing rights of $16 million in 2008, as compared with a partial reversal of the allowance of $4 million in 2007. Partially offsetting those factors was a $23 million charge taken in the fourth quarter of 2007 related to M&T Bank’s obligation as a member bank of Visa to share in losses stemming from certain litigation against Visa, compared with a partial reversal of that charge in 2008’s initial quarter of $15 million. Noninterest operating expenses were $1.48 billion in 2006. The rise in operating expenses from 2006 to 2007 reflects the $23 million charge taken in the fourth quarter related to the Visa litigation, partially offset by an $18 million contribution to The M&T Charitable Foundation in 2006. The most significant contributor to the remaining increase in noninterest expense in 2007 was a higher level of salaries and employee benefits expense. Table 2 provides a reconciliation of other expense to noninterest operating expense.
Salaries and employee benefits expense totaled $957 million in 2008, up 5% from $908 million in 2007. The most significant contributors to the increase were the impact of annual merit increases, higher incentive compensation and the fourth quarter 2007 acquisition transactions. Salaries and employee benefits expense was $873 million in 2006. The higher expense level for 2007 as compared with 2006 was due largely to salaries-related costs, including the impact of merit pay increases and higher incentive compensation. Stock-based compensation totaled $50 million in 2008, and $51 million in each of 2007 and 2006. The number of full-time equivalent employees was 12,978 at December 31, 2008, compared with 13,246 and 12,721 at December 31, 2007 and 2006, respectively.
The Company provides pension and other postretirement benefits (including a retirement savings plan) for its employees. Expenses related to such benefits totaled $52 million in 2008, and $54 million in each of 2007 and 2006. The Company sponsors both defined benefit and defined contribution pension plans. Pension benefit expense for those plans was $23 million in 2008, $27 million in 2007 and $28 million in 2006. Included in those amounts are $10 million in 2008, $8 million in 2007 and $7 million in 2006 for a defined contribution pension plan that the Company began on January 1, 2006. The determination of pension expense and the recognition of net pension assets and liabilities for defined benefit pension plans requires management to make various assumptions that can significantly impact the actuarial calculations related thereto. Those assumptions include the expected long-term rate of return on plan assets, the rate of increase in future compensation levels and the discount rate. Changes in any of those assumptions will impact the Company’s pension expense. The expected long-term rate of return assumption is determined by taking into consideration asset allocations, historical returns on the types of assets held and current economic factors. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. The discount rate used by the Company to determine the present value of the Company’s future benefit obligations reflects specific market yields for a hypothetical portfolio of highly rated corporate bonds that would produce cash flows similar to the Company’s benefit plan obligations and the level of market interest rates in general as of the year-end. Other factors used to estimate the projected benefit obligations include actuarial assumptions for mortality rate, turnover rate, retirement rate and disability rate. Those other factors do not tend to change significantly over time. The Company reviews its pension plan assumptions annually to ensure that such assumptions are reasonable and adjusts those assumptions, as necessary, to reflect changes in future expectations. The Company utilizes actuaries and others to aid in that assessment.
The Company’s 2008 pension expense for its defined benefit plans was determined using the following assumptions: a long-term rate of return on assets of 7.50%; a rate of future compensation increase of 4.60%; and a discount rate of 6.00%. To demonstrate the sensitivity of pension expense to changes in the Company’s pension plan assumptions, 25 basis point increases in: the rate of return on plan assets would have resulted in a decrease in pension expense of $2 million; the rate of increase in compensation would have resulted in an increase in pension expense of $.3 million; and the discount rate would have resulted in a decrease in pension expense of $3 million. Decreases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentence. The accounting guidance for defined benefit pension plans reflects the long-term nature of benefit obligations and the investment horizon of plan assets, and has the effect of reducing expense volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments, in addition to various gains and losses resulting from changes in assumptions and investment returns which are different from that which is assumed. As of December 31, 2008, the Company had cumulative unrecognized actuarial losses of approximately $334 million that could result in an increase in the Company’s future pension expense depending on several factors, including whether such losses at each measurement date exceed ten percent of the greater of the projected benefit obligation or the market-related value of plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net unrealized losses had the effect of increasing the Company’s pension expense by approximately $4 million in 2008, $6 million in 2007 and $8 million in 2006.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires that gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit cost, be recognized as a component of other comprehensive income. The Company adopted SFAS No. 158 in 2006. As of December 31, 2008, the combined benefit obligations of the Company’s defined benefit postretirement plans exceeded the fair value of the assets of such plans by approximately $263 million. Of that amount, $152 million was related to qualified defined benefit plans that are periodically funded by the Company and $111 million related to non-qualified pension and other postretirement plans that are generally not funded until benefits are paid. Pursuant to the criteria of SFAS No. 158, the Company was required to have a net pension and postretirement benefit liability for those plans that was at least equal to $263 million at December 31, 2008. Accordingly, as of December 31, 2008 the Company recorded an additional postretirement benefit liability of $286 million. After applicable tax effect, that liability reduced accumulated other comprehensive income (and thereby stockholders’ equity) by $174 million. The result of this was a year-over-year increase of $210 million to the required minimum postretirement benefit liability from the $76 million recorded at December 31, 2007. After applicable tax effect, the $210 million increase in the minimum required liability reduced accumulated other comprehensive income in 2008 by an additional $128 million from the prior year-end amount of $46 million. The $210 million increase to the liability was necessary to reflect losses that occurred during 2008 resulting from actual experience differing from assumptions and from changes in actuarial assumptions. The main factor contributing to those losses was the poor performance of the qualified defined benefit plan assets, reflecting the overall significant decline in global financial markets. In determining the benefit obligation for defined benefit postretirement plans the Company used a discount rate of 6% at December 31, 2008 and 2007. A 25 basis point decrease in the assumed discount rate as of December 31, 2008 to 5.75% would have resulted in increases in the combined benefit obligations of all defined benefit postretirement plans (including pension and other plans) of $28 million. Under that scenario, the minimum postretirement liability adjustment at December 31, 2008 would have been $314 million, rather than the $286 million that was actually recorded, and the corresponding after tax-effect charge to accumulated other comprehensive income at December 31, 2008 would have been $191 million, rather than the $174 million that was actually recorded. A 25 basis point increase in the assumed discount rate to 6.25% would have decreased the combined benefit obligations of all defined benefit postretirement plans by $27 million. Under this latter scenario, the aggregate minimum liability adjustment at December 31, 2008 would have been $259 million rather than the $286 million actually recorded and the corresponding after tax-effect charge to accumulated other comprehensive income would have been $158 million rather than $174 million. The Company made contributions to its qualified defined benefit pension plans in 2008 and 2007 of $140 million and $66 million, respectively. Information about the Company’s pension plans, including significant assumptions utilized in completing actuarial calculations for the plans, is included in note 12 of Notes to Financial Statements.
The Company also provides a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. RSP expense totaled $23 million in 2008, $22 million in 2007 and $21 million in 2006.
Expenses associated with the defined benefit and defined contribution pension plans and the RSP totaled $47 million in 2008 and $49 million in each of 2007 and 2006. Expense associated with providing medical and other postretirement benefits was $5 million in each of 2008, 2007 and 2006.
Excluding the nonoperating expense items already noted, nonpersonnel operating expenses totaled $700 million in 2008, up 9% from $639 million in 2007. Contributing to that rise were increases in costs for occupancy, professional services, advertising and promotion, contributions to The M&T Charitable Foundation, and foreclosed residential real estate properties. Also contributing to the higher level of operating expenses was an addition to the valuation allowance for capitalized residential mortgage servicing rights of $16 million in 2008, as compared with a partial reversal of the allowance of $4 million in 2007. Partially offsetting those factors was the $23 million charge taken in the fourth quarter of 2007 related to M&T Bank’s obligation as a member bank of Visa to share in losses stemming from certain litigation against Visa, compared with a partial reversal of that charge in 2008’s initial quarter of $15 million. Nonpersonnel operating expenses were $611 million in 2006. The principal factors for the increase from 2006 to 2007 were the $23 million charge taken in 2007 related to the Visa litigation, the impact of net partial reversals of the valuation allowance for impairment of capitalized residential mortgage servicing rights, which totaled $4 million in 2007 and $10 million in 2006, and higher costs related to the merchant and credit card business and foreclosed residential real estate properties, offset, in part, by an $18 million contribution to The M&T Charitable Foundation in 2006. That foundation did not need incremental funding in 2007.

Income Taxes
The provision for income taxes was $184 million in 2008, compared with $309 million in 2007 and $392 million in 2006. The effective tax rates were 24.9%, 32.1% and 31.9% in 2008, 2007 and 2006, respectively. The significant decline in the Company’s effective tax rate from 2007 to 2008 reflects the resolution in 2008 of previously uncertain tax positions related to the Company’s activities in various jurisdictions during the years 1999-2007 that allowed the Company to reduce its accrual for income taxes in the third quarter of 2008 by $40 million. Exclusive of the impact of the $40 million credit to income taxes, the effective tax rate in 2008 was 30.3%.
The effective tax rate is impacted by the level of income earned that is exempt from tax relative to the overall level of pre-tax income and by the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among those jurisdictions. Although the other-than-temporary impairment charges during 2008 and 2007 are fully deductible for purposes of computing income tax expense, those charges had an impact on the effective tax rate because they significantly lowered pre-tax income relative to the amounts of tax-exempt income and other permanent differences that impact the effective tax rate. Excluding the impact of the (i) other-than-temporary impairment charges from pre-tax income and income tax expense in 2008 and 2007 and (ii) the $40 million credit to income tax expense in 2008 resulting from the resolution of previously unrecognized tax benefits, the Company’s effective tax rates for 2008 and 2007 would have been 32.0% and 32.9%, respectively.
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

International Activities
The Company’s net investment in international assets totaled $99 million at December 31, 2008 and $120 million at December 31, 2007. Such assets included $91 million and $107 million, respectively, of loans to foreign borrowers. Offshore deposits totaled $4.0 billion at December 31, 2008 and $5.9 billion at December 31, 2007. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable.

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
Core deposits have historically been the most significant funding source for the Company, and are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of acquisitions and expansion of the Company’s businesses. Nevertheless, in recent years the Company has faced increased competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits financed 60% of the Company’s earning assets at December 31, 2008, compared with 54% and 57% at December 31, 2007 and 2006, respectively.
The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, offshore branch deposits and borrowings from the FHLBs and others. At December 31, 2008, M&T Bank had short-term and long-term credit facilities with the FHLBs aggregating $8.8 billion. Outstanding borrowings under these credit facilities totaled $8.0 billion and $6.5 billion at December 31, 2008 and 2007, respectively. Such borrowings are secured by loans and investment securities. M&T Bank and M&T Bank, N.A. had available lines of credit with the Federal Reserve Bank of New York that totaled approximately $7.4 billion at December 31, 2008. The amounts of those lines are dependent upon the balances of loans and securities pledged as collateral. At December 31, 2008, secured short-term borrowings from the Federal Reserve totaled $1.0 billion. Those borrowings were bid for by the Company through the Federal Reserve’s TAF program and had maturities of 84 days. There were no borrowings outstanding under these lines of credit at December 31, 2007.
As a source of funding and to enhance regulatory capital ratios, during January 2008, M&T Capital Trust IV issued $350 million of Enhanced Trust Preferred Securities bearing a fixed rate of interest of 8.50% and maturing in 2068. The related junior subordinated debentures are included in long-term borrowings. Such securities qualify for inclusion in the Company’s Tier I Capital as defined by Federal

Regulators. As an additional source of funding, M&T issued $300 million of senior notes in May 2007. Those notes bear a fixed rate of interest of 5.375% and are due on May 24, 2012.
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
The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings were $809 million and $4.2 billion at December 31, 2008 and 2007, respectively. In general, those borrowings were unsecured and matured on the next business day. As already noted, offshore branch deposits and brokered certificates of deposit have been used by the Company as an alternative to short-term borrowings. Offshore branch deposits also generally mature on the next business day and totaled $4.0 billion and $5.9 billion at December 31, 2008 and 2007, respectively. Outstanding brokered time deposits at December 31, 2008 and December 31, 2007 were $487 million and $1.8 billion, respectively. At December 31, 2008, the weighted-average remaining term to maturity of brokered time deposits was 14 months. Certain of these brokered deposits have provisions that allow for early redemption. Information regarding such deposits is included under the heading “Net Interest Income/Lending and Funding Activities.”
The Company’s ability to obtain funding from these or other sources could be negatively affected should the Company experience a substantial deterioration in its financial condition or its debt ratings, or should the availability of short-term funding become restricted due to a disruption in the financial markets. The Company attempts to quantify such credit-event risk by modeling scenarios that estimate the liquidity impact resulting from a short-term ratings downgrade over various grading levels. Such impact is estimated by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets. Information about the credit ratings of M&T and M&T Bank is presented in table 15. Additional information regarding the terms and maturities of all of the Company’s short-term and long-term borrowings is provided in note 9 of Notes to Financial Statements. In addition to deposits and borrowings, other sources of liquidity include maturities of investment securities and other earning assets, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

Table 15

DEBT RATINGS

Standard
	Moody’s	and Poor’s	Fitch

M&T Bank Corporation
Senior debt	A2	A−	A−
Subordinated debt	A3	BBB+	BBB+
M&T Bank
Short-term deposits	Prime-1	A-1	F1
Long-term deposits	A1	A	A
Senior debt	A1	A	A−
Subordinated debt	A2	A−	BBB+

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by direct-pay letters of credit provided by M&T

Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $29 million and $63 million at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the VRDBs outstanding backed by M&T Bank letters of credit totaled $1.9 billion and $1.7 billion, respectively. M&T Bank also serves as remarketing agent for most of those bonds.

Table 16

MATURITY DISTRIBUTION OF SELECTED LOANS(a)

December 31, 2008	Demand	2009	2010-2013	After 2013
	(In thousands)

Commercial, financial, agricultural, etc.	$5,516,176	$1,519,327	$5,050,178	$660,346
Real estate — construction	694,913	1,812,702	1,451,928	346,201

Total	$6,211,089	$3,332,029	$6,502,106	$1,006,547

Floating or adjustable interest rates			$5,394,824	$681,894
Fixed or predetermined interest rates			1,107,282	324,653

Total			$6,502,106	$1,006,547

(a)	The data do not include nonaccrual loans.

The Company enters into contractual obligations in the normal course of business which require future cash payments. The contractual amounts and timing of those payments as of December 31, 2008 are summarized in table 17. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 21 of Notes to Financial Statements. Table 17 summarizes the Company’s other commitments as of December 31, 2008 and the timing of the expiration of such commitments.

Table 17

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

	Less Than One	One to Three	Three to Five	Over Five
December 31, 2008	Year	Years	Years	Years	Total
	(Dollars in thousands)

Payments due for contractual obligations
Time deposits	$7,442,765	$1,260,645	$258,496	$85,031	$9,046,937
Deposits at foreign office	4,047,986	—	—	—	4,047,986
Federal funds purchased and agreements to repurchase securities	970,529	—	—	—	970,529
Other short-term borrowings	2,039,206	—	—	—	2,039,206
Long-term borrowings	2,230,860	4,097,243	1,936,611	3,810,435	12,075,149
Operating leases	63,152	111,002	79,913	140,375	394,442
Other	45,083	32,753	12,764	25,176	115,776

Total	$16,839,581	$5,501,643	$2,287,784	$4,061,017	$28,690,025

Other commitments
Commitments to extend credit	$6,541,809	$3,067,295	$2,195,432	$4,408,299	$16,212,835
Standby letters of credit	1,472,605	1,285,944	804,961	322,886	3,886,396
Commercial letters of credit	16,969	28,534	—	—	45,503
Financial guarantees and indemnification contracts	29,369	232,525	449,438	835,541	1,546,873
Commitments to sell real estate loans	1,294,190	11,851	—	—	1,306,041

Total	$9,354,942	$4,626,149	$3,449,831	$5,566,726	$22,997,648

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and common stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of the test, approximately $832 million at December 31, 2008 was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities, including $350 million of Enhanced Trust Preferred Securities issued by M&T Capital Trust IV in January 2008, and in the second quarter of 2007 by the issuance of $300 million of senior notes payable. Information regarding trust preferred securities, the related junior subordinated debentures and the senior notes is included in note 9 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at December 31, 2008. A similar $30 million line of credit was entirely available for borrowing at December 31, 2007.

Table 18

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

	One Year	One to Five	Five to Ten	Over Ten
December 31, 2008	or Less	Years	Years	Years	Total
	(Dollars in thousands)

Investment securities available for sale(a)
U.S. Treasury and federal agencies
Carrying value	$217,365	$66,200	$11,643	$1,505	$296,713
Yield	3.72%	3.82%	2.80%	3.91%	3.71%
Obligations of states and political subdivisions
Carrying value	6,243	32,099	21,508	11,913	71,763
Yield	5.73%	3.89%	7.00%	6.01%	5.33%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	210,898	806,115	763,604	1,832,163	3,612,780
Yield	4.55%	4.77%	5.12%	5.20%	5.05%
Privately issued
Carrying value	43,315	231,538	399,141	1,693,606	2,367,600
Yield	5.04%	5.02%	5.08%	5.05%	5.05%
Other debt securities
Carrying value	4,631	5,921	3,846	156,200	170,598
Yield	4.83%	5.15%	5.44%	6.18%	6.09%
Equity securities
Carrying value	—	—	—	—	330,739
Yield	—	—	—	—	2.93%

Total investment securities available for sale
Carrying value	482,452	1,141,873	1,199,742	3,695,387	6,850,193
Yield	4.25%	4.76%	5.11%	5.18%	4.92%

Investment securities held to maturity
Obligations of states and political subdivisions
Carrying value	56,627	6,008	1,120	67	63,822
Yield	5.11%	6.18%	6.99%	6.50%	5.24%
Mortgage-backed securities(b)
Privately issued
Carrying value	25,746	110,514	128,194	147,393	411,847
Yield	4.02%	4.12%	4.18%	4.38%	4.23%
Other debt securities
Carrying value	—	—	—	10,169	10,169
Yield	—	—	—	5.64%	5.64%

Total investment securities held to maturity
Carrying value	82,373	116,522	129,314	157,629	485,838
Yield	4.77%	4.23%	4.20%	4.46%	4.39%

Other investment securities	—	—	—	—	583,176

Total investment securities
Carrying value	$564,825	$1,258,395	$1,329,056	$3,853,016	$7,919,207
Yield	4.33%	4.71%	5.02%	5.15%	4.53%

(a)	Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.

(b)	Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

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
Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2008, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.1 billion. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Net Interest Income/Lending and Funding Activities” and in note 18 of Notes to Financial Statements.

Table 19

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
WITH BALANCES OF $100,000 OR MORE

December 31, 2008
(In thousands)

Under 3 months	$1,490,270
3 to 6 months	686,056
6 to 12 months	988,679
Over 12 months	386,769

Total	$3,551,774

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
Table 20 displays as of December 31, 2008 and 2007 the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

Table 20

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Increase
	(Decrease) in Projected
	Net Interest Income
	December 31
Changes in Interest Rates	2008	2007
	(Dollars in thousands)

+ 200 basis points	$33,516	$4,707
+ 100 basis points	9,726	(996)
− 100 basis points	(33,281)	(16,432)
− 200 basis points	(34,177)	(24,284)

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
In accordance with industry practice, table 21 presents cumulative totals of net assets (liabilities) repricing on a contractual basis within the specified time frames, as adjusted for the impact of interest rate swap agreements entered into for interest rate risk management purposes. Management believes that this measure does not appropriately depict interest rate risk since changes in interest rates do not necessarily affect all categories of earning assets and interest-bearing liabilities equally nor, as assumed in the table, on the contractual maturity or repricing date. Furthermore, this static presentation of interest rate risk fails to consider the effect of ongoing lending and deposit gathering activities, projected changes in balance sheet composition or any subsequent interest rate risk management activities the Company is likely to implement.

Table 21

CONTRACTUAL REPRICING DATA

	Three Months	Four to Twelve	One to	After
December 31, 2008	or Less	Months	Five Years	Five Years	Total
	(Dollars in thousands)

Loans and leases, net	$27,408,007	$3,119,854	$10,378,263	$8,094,339	$49,000,463
Investment securities	784,276	1,713,159	1,414,321	4,007,451	7,919,207
Other earning assets	186,477	860	—	—	187,337

Total earning assets	28,378,760	4,833,873	11,792,584	12,101,790	57,107,007

NOW accounts	1,141,308	—	—	—	1,141,308
Savings deposits	19,488,918	—	—	—	19,488,918
Time deposits	2,848,930	4,606,949	1,506,027	85,031	9,046,937
Deposits at foreign office	4,046,641	1,345	—	—	4,047,986

Total interest-bearing deposits	27,525,797	4,608,294	1,506,027	85,031	33,725,149

Short-term borrowings	3,009,735	—	—	—	3,009,735
Long-term borrowings	6,997,784	369,910	1,331,289	3,376,166	12,075,149

Total interest-bearing liabilities	37,533,316	4,978,204	2,837,316	3,461,197	48,810,033

Interest rate swaps	(1,107,241)	—	147,241	960,000	—

Periodic gap	$(10,261,797)	$(144,331)	$9,102,509	$9,600,593
Cumulative gap	(10,261,797)	(10,406,128)	(1,303,619)	8,296,974
Cumulative gap as a % of total earning assets	(18.0)%	(18.2)%	(2.3)%	14.5%

Changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. That impact is most notable on the values assigned to the Company’s investment securities. Information about the fair valuation of such securities is presented herein under the heading “Capital” and in note 3 of Notes to Financial Statements.
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
The notional amounts of interest rate contracts entered into for trading purposes aggregated $14.6 billion at December 31, 2008 and $11.7 billion at December 31, 2007. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes totaled $713 million and $801 million at December 31, 2008 and 2007, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of trading account assets and liabilities were $618 million and $521 million, respectively, at December 31, 2008 and $281 million and $143 million, respectively, at December 31, 2007. The significant rise in the fair value of both trading assets and trading liabilities was largely due to the impact of sharp declines in interest rates in late 2008 on the fair values of interest rate swap agreements held in the trading portfolio. Included in trading account assets at December 31, 2008 and 2007 were $33 million and $47 million, respectively, of assets related to deferred compensation plans. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at December 31, 2008 and 2007 were $38 million and $50 million, respectively, of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.
Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions associated with the Company’s trading activities. Additional information related to trading derivative contracts is included in note 18 of Notes to Financial Statements.

Capital
Total stockholders’ equity at December 31, 2008 was $6.8 billion and represented 10.31% of total assets, compared with $6.5 billion or 10.00% at December 31, 2007 and $6.3 billion or 11.01% at December 31, 2006. Contributing to the growth of stockholders’ equity from the 2007 year-end to December 31, 2008 was the December 23, 2008 issuance of $600 million of Series A Preferred Stock and warrants to purchase M&T common stock as part of the U.S. Treasury Capital Purchase Program. The holder of the preferred stock is entitled to cumulative cash dividends of 5% per annum until February 14, 2014 and 9% per annum thereafter, payable quarterly in arrears. The Series A Preferred Stock is redeemable on or after February 15, 2012, subject to regulatory approval. The preferred stock may be redeemed prior to February 15, 2012 if M&T received aggregated gross proceeds of not less than 25% of the aggregate liquidation amount of the Series A Preferred Stock from a qualified equity offering by M&T. Additional information related to M&T’s Series A Preferred Stock and the related warrants to purchase common stock is included in note 10 of Notes to Financial Statements.
Common stockholders’ equity was $6.2 billion, or $56.29 per share, at December 31, 2008, compared with $6.5 billion, or $58.99 per share, at December 31, 2007 and $6.3 billion, or $56.94 per share, at December 31, 2006. Tangible equity per common share was $25.94 at December 31, 2008, compared with $27.98 and $28.57 at December 31, 2007 and 2006, respectively. In the calculation of tangible equity per common share, common stockholders’ equity is reduced by the carrying values of goodwill and core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of total common stockholders’ equity and tangible common equity as of December 31, 2008, 2007 and 2006 is presented in table 2. During 2008, 2007 and 2006, the ratio of average total stockholders’ equity to average total assets was 9.88%, 10.67% and 10.82%, respectively. The ratio of average common stockholders’ equity to average total assets was 9.86%, 10.67% and 10.82% in 2008, 2007 and 2006, respectively.
Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, gains or losses associated with interest rate swap agreements designated as cash flow hedges, and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on available-for-sale investment securities were $557 million, or $5.04 per common share, at December 31, 2008, compared with losses of $59 million, or $.54 per common share, at December 31, 2007, and $25 million, or $.23 per share, at December 31, 2006. Such unrealized losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale and the remaining unamortized losses on investment securities that have been transferred from available for sale to held to maturity. The increase in net unrealized losses resulted primarily from pre-tax net unrealized losses of $786 million on $3.2 billion of privately issued mortgage-backed securities at December 31, 2008. The Company’s privately issued mortgage-backed securities classified as available for sale are generally collateralized by prime and Alt-A residential mortgage loans as depicted in table 22. Information in the table is as of

December 31, 2008. As with any accounting estimate or other data, changes in fair values and investment ratings may occur at any time.

Table 22

PRIVATELY ISSUED MORTGAGE-BACKED SECURITIES CLASSIFIED AS AVAILABLE FOR SALE (a)

				As a Percentage of Carrying Value
	Amortized		Net Unrealized		Investment
Collateral Type	Cost	Fair Value	Losses	AAA Rated	Grade	Senior Tranche
			(Dollars in thousands)

Residential Mortgage Loans
Prime — Fixed	$470,451	$455,823	$(14,628)	100%	100%	100%
Prime — Hybrid ARMs	2,163,397	1,547,503	(615,894)	86	96	89
Prime — Other	123,336	117,474	(5,862)	76	98	67
Alt-A — Fixed	2,524	2,446	(78)	100	100	100
Alt-A — Hybrid ARMs	332,449	197,614	(134,835)	57	89	53
Alt-A — Option ARMs	6,597	2,244	(4,353)	—	49	—
Other	5,455	3,450	(2,005)	12	100	12

Subtotal	3,104,209	2,326,554	(777,655)	85%	96%	87%

Commercial Mortgage Loans	49,231	41,046	(8,185)	100%	100%	100%

Total	$3,153,440	$2,367,600	$(785,840)	86%	96%	87%

(a)	All information is as of December 31, 2008.

Due to the severe disruption in the credit markets during the second half of 2008, trading activity for privately issued mortgage-backed securities was significantly reduced. In estimating values for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Because of the inactivity and the lack of observable valuation inputs, the Company transferred $2.2 billion of its privately issued mortgage-backed securities portfolio from Level 2 to Level 3 valuations in the third quarter of 2008. The remaining portion of its portfolio of privately issued mortgage-backed securities had already been classified as Level 3. To supplement its determination of fair value for its privately issued mortgage-backed securities, the Company engaged a second independent pricing source at December 31, 2008. Additionally, to help assess the reasonableness of valuations received from the independent pricing sources, the Company performed internal modeling techniques to estimate the expected cash flows that may result from many of its privately issued mortgage-backed securities. In general, the Company averaged the results obtained from the independent sources when valuing the Level 3 privately issued mortgage-backed securities for financial statement purposes. During 2008 the Company recognized $182 million (pre-tax) of other-than-temporary impairment losses, $18 million of which related to $20 million of its privately issued mortgage-backed securities. Despite rising levels of delinquencies and losses in the underlying residential mortgage collateral, the Company believes that as of December 31, 2008 it was not probable that there was insufficient subordination within the structures of its remaining privately issued mortgage-backed securities to absorb expected losses and has therefore concluded that such securities were not other-than-temporarily impaired as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in 2009 and later years that could impact the Company’s conclusions. Management has modeled various stress scenarios to the above portfolio and has concluded that even if home price depreciation and current delinquency trends persist for an extended period of time, the Company’s principal losses, if any, on its privately issued mortgage-backed securities would be substantially less than their current fair valuation losses.
As previously noted, given the Company’s relationship with Bayview Financial and related entities, during the third quarter of 2008, the Company reconsidered its intention to hold certain collateralized mortgage obligations securitized by Bayview Financial with a cost basis of $385 million and a fair value of $298 million and transferred such securities from its available-for-sale investment securities portfolio to its held-to-maturity investment securities portfolio. As a result, at December 31, 2008, the Company had in its held-to-maturity portfolio collateralized mortgage obligations securitized by Bayview Financial with an amortized cost basis of $412 million (excluding $82 million of unamortized fair value adjustment (pre-tax) residing in accumulated other comprehensive income from the time of transfer) and a fair value of $319 million. At December 31, 2008, the amortized cost and fair value of collateralized mortgage obligations securitized by Bayview Financial in the Company’s available-for-sale investment securities portfolio were $40 million and $32 million, respectively, and at December 31, 2007 were $480 million and $450 million, respectively. The Company has determined that it expects to fully collect its contractual principal and interest payments on the private collateralized mortgage obligations securitized by Bayview Financial and therefore believes such securities were not other-than-temporarily impaired at December 31, 2008.
At December 31, 2008, the Company also had pre-tax unrealized losses of $90 million on $241 million of trust preferred securities issued by financial institutions and securities backed by trust preferred securities issued by financial institutions ($13 million of such unrealized losses were on $16 million of securities using a Level 3 valuation, with the remainder classified as Level 2 valuations). Pre-tax unrealized losses of $9 million existed on $192 million of such securities at December 31, 2007. After evaluating the expected repayment performance of financial institutions where trust preferred securities were held directly by the Company or were within the collateralized debt obligations backed by trust preferred securities obtained in the Partners Trust acquisition, the Company, during 2008, recognized an $11 million (pre-tax) other-than-temporary impairment loss on $12 million of the securities obtained in the Partners Trust acquisition.
Following the U.S. Government’s placement of Fannie Mae and Freddie Mac under conservatorship on September 7, 2008, the Company recognized an other-than-temporary impairment charge of $153 million (pre-tax) on its preferred stock holdings of those government-sponsored entities. At December 31, 2008, the Company’s investment in Fannie Mae and Freddie Mac preferred stock had a remaining cost basis of $9 million and a fair value of $2 million. The Company recognized a $127 million (pre-tax) other-than-temporary impairment charge in 2007 resulting from the decline in fair value of certain collateralized debt obligations backed by sub-prime mortgage securities held in the available-for-sale investment securities portfolio based on its evaluation at the time that it was probable that the Company would not receive all payments owed to it under the terms and structure of the securities.
As of December 31, 2008, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at December 31, 2008. As of December 31, 2008, the Company had the ability and intent to hold each of the impaired securities, that is where fair value is less than the cost basis of the security, to recovery. The Company intends to closely monitor the performance of the privately issued mortgage-backed securities and other securities to assess if changes in their underlying credit performance or other events cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses described have generally already been reflected in the financial statement values for investment securities and stockholders’ equity, any recognition of an other-than-temporary decline in value of these investment securities would not have a material effect on the Company’s consolidated financial condition. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 20 of the Notes to Financial Statements.
Also reflected in accumulated other comprehensive income were net losses of $6 million, or $.05 per common share, representing the remaining unrealized losses related to the termination of interest rate swap agreements that had been designated as cash flow hedges. Included in this amount were unamortized losses of $7 million related to swap agreements terminated by the Company in response to changes in its interest rate risk profile during the first quarter of 2008 that had been originally entered into as a cash flow hedge of variable rate long-term borrowings, and $1 million of unamortized gains related to terminated swap agreements that had been entered into as a cash flow hedge in anticipation of the

Company issuing senior notes payable in the second quarter of 2007. In addition, net unrealized fair value losses associated with interest rate swap agreements designated as cash flow hedges were $10 million at December 31, 2007, representing approximately $.09 per common share. There were no outstanding interest rate swap agreements designated as cash flow hedges at December 31, 2008 or at December 31, 2006.
Adjustments to reflect the funded status of defined benefit pension and other postretirement plans as required under SFAS No. 158, net of applicable tax effect, reduced accumulated other comprehensive income by $174 million, or $1.58 per common share, at December 31, 2008, $46 million, or $.42 per common share, at December 31, 2007, and $28 million, or $.26 per common share, at December 31, 2006. The increase in such adjustment in 2008 was predominately the result of actual investment performance of assets held by the Company’s qualified pension plan being significantly worse than that assumed for actuarial purposes. Information about the funded status of the Company’s pension and other postretirement benefit plans is included in note 12 of Notes to Financial Statements.
Cash dividends paid in 2008 on M&T’s common stock totaled $309 million, compared with $282 million and $250 million in 2007 and 2006, respectively. M&T increased the quarterly dividend on its common stock in the second quarter of 2006 from $.45 to $.60 per share, and to $.70 per share in the third quarter of 2007. Dividends per common share totaled $2.80 in 2008, $2.60 in 2007 and $2.25 in 2006.
M&T repurchased 4,514,800 shares of its common stock in 2007 and 3,259,000 shares in 2006 at a cost of $509 million and $374 million, respectively. There were no common stock repurchases by M&T in 2008. In November 2005, M&T had announced a plan to purchase up to 5,000,000 shares of its common stock. That repurchase plan was completed in March 2007. In February 2007, M&T announced that it had been authorized by its Board of Directors to purchase up to an additional 5,000,000 shares of its common stock. Through December 31, 2008, M&T had repurchased a total of 2,818,500 shares of common stock pursuant to such plan at an average cost of $108.30 per share.
Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. As of December 31, 2008, core capital included $1.1 billion of the trust preferred securities described in note 9 of Notes to Financial Statements and $600 million of Series A Preferred Stock and warrants to purchase M&T’s common stock issued to the U.S. Treasury. Total capital further included $1.6 billion of subordinated notes. As previously noted, in January 2008, M&T Capital Trust IV issued $350 million of Enhanced Trust Preferred Securities that pay a fixed rate of interest of 8.50%, and in December 2007 M&T Bank issued $400 million of 6.625% fixed rate subordinated notes due 2017. The capital ratios of the Company and its banking subsidiaries as of December 31, 2008 and 2007 are presented in note 23 of Notes to Financial Statements.
The Company continues to generate amounts of regulatory capital in excess of dividends paid. The rate of regulatory core capital generation, or net operating income (as previously defined) less the sum of dividends paid and the after-tax effect of merger-related expenses expressed as a percentage of regulatory “core capital” at the beginning of each year, was 7.51% in 2008, 10.73% in 2007 and 17.52% in 2006.

Fourth Quarter Results
Net income totaled $102 million during the fourth quarter of 2008, up 57% from $65 million in the year-earlier quarter. Diluted and basic earnings per common share were each $.92 in the final quarter of 2008, 53% higher than $.60 in the fourth quarter of 2007. The annualized rates of return on average assets and average common stockholders’ equity for the fourth quarter of 2008 were .63% and 6.41%, respectively, compared with .42% and 4.05%, respectively, in the year-earlier period.
Net operating income totaled $112 million in the fourth quarter of 2008, compared with $84 million in the year-earlier quarter. Diluted net operating earnings per common share were $1.00 in the recent quarter, compared with $.77 in the final quarter of 2007. The annualized net operating returns on average tangible assets and average tangible common equity in the last quarter of 2008 were .72% and 15.01%, respectively, compared with .57% and 10.49%, respectively, in the similar 2007 quarter. Core deposit and other intangible asset amortization, after tax effect, totaled $10 million in each of the fourth quarters of 2008 and 2007 ($.08 per diluted common share and $.09 per diluted common share, respectively). The after-tax impact of merger-related expenses associated with the Partners Trust and First Horizon acquisition transactions was $9 million ($15 million pre-tax) or $.08 of diluted earnings per common share in the final 2007 quarter. There were no similar expenses in the fourth quarter of 2008. Reconciliations of GAAP results with non-GAAP results for the quarterly periods of 2008 and 2007 are provided in table 24.
The Company’s financial results for the recent quarter were damped by three main factors. Based on a detailed review of its investment securities portfolio, other-than-temporary impairment charges of $24 million (pre-tax) were recorded by the Company on certain collateralized debt obligations and collateralized mortgage obligations. Also recorded in the fourth quarter was a $19 million (pre-tax) addition to the valuation allowance for capitalized residential mortgage servicing rights. That addition resulted from lower mortgage interest rates at the 2008 year-end as compared with September 30, 2008. Those two items reduced the Company’s fourth quarter 2008 net income and diluted earnings per common share by $26 million and $.24, respectively. Also negatively impacting fourth quarter 2008 results was a significantly higher provision for credit losses, which rose 50% to $151 million from $101 million in the year-earlier quarter. The Company’s fourth quarter 2007 results were also adversely impacted by several notable items, including the $127 million other-than-temporary impairment charge related to collateralized debt obligations, the $23 million accrual related to Covered Litigation of Visa, and $15 million of merger-related expenses associated with acquisitions completed in that quarter.
Taxable-equivalent net interest income rose 3% to $491 million in the fourth quarter of 2008 from $476 million in the year-earlier quarter. That growth was the result of a 6% rise in average earning assets that was partially offset by a narrowing of the Company’s net interest margin. Average earning assets totaled $57.9 billion in the last quarter of 2008, compared with $54.8 billion in the year-earlier period. Average loans and leases for the recently completed quarter totaled $48.8 billion, up 6% from $46.1 billion during the fourth quarter of 2007. Increases of $1.7 billion in commercial loans and leases, $2.2 billion in commercial real estate loans and $310 million in consumer loans were partially offset by a $1.4 billion decline in average residential real estate loans. The yield on earning assets was 5.35% in the fourth quarter of 2008, down 130 basis points from 6.65% in the year-earlier quarter. The rate paid on interest-bearing liabilities was 2.32% in the final quarter of 2008, 143 basis points lower than 3.75% in the fourth quarter of 2007. The resulting net interest spread was 3.03% in the recent quarter, up 13 basis points from 2.90% in the similar quarter of 2007. That improvement was largely due to market volatility in the fourth quarter resulting in divergence in the spread between the Federal Funds rate and LIBOR, wherein rates paid by M&T on certain short-term borrowings and foreign office deposits declined more than rates paid by M&T customers on certain variable-rate loans. The contribution of net interest-free funds to the Company’s net interest margin was .34% in the last 2008 quarter, down from .55% in the year-earlier quarter. That decline reflects the impact of lower interest rates on interest-bearing liabilities used to value such contribution. As a result, the Company’s net interest margin narrowed to 3.37% in the recent quarter from 3.45% in the fourth quarter of 2007.
The provision for credit losses rose to $151 million during the three-month period ended December 31, 2008 from $101 million in the year-earlier period. The higher level of the provision reflects changes in the loan portfolio, the impact of declining residential real estate valuations and higher delinquencies and charge-offs of residential real estate loans, declining real estate values related to residential real estate builder and developer loan collateral, and the impact of the recession being experienced by the U.S. economy. Net charge-offs of loans were $144 million in 2008’s final three months, representing an annualized 1.17% of average loans and leases outstanding, compared with $53 million or .46% during the final quarter of 2007. Net charge-offs included: residential real estate loans of $19 million in the recent quarter, compared with $10 million a year earlier when the Company’s charge-off procedure was changed; loans to builders and developers of residential properties of $26 million, up from $4 million a year earlier; other commercial real estate loans of $3 million, compared with $1 million in 2007’s final quarter; commercial loans of $61 million, up from $9 million in 2007; and consumer loans of $35 million, compared with $29 million in the prior year fourth quarter.

Other income totaled $241 million in the recent quarter, up 50% from $160 million in the year-earlier quarter. That improvement resulted from the $127 million other-than-temporary impairment charge in 2007’s fourth quarter related to collateralized debt obligations held in the Company’s available-for-sale investment securities portfolio, compared with $24 million of other-than-temporary impairment charges in the final quarter of 2008. Excluding those charges, other income was $265 million, down 8% from $288 million in the year-earlier quarter. That decline was due to a decrease of $23 million related to M&T’s pro-rata portion of the operating results of BLG. In addition, higher mortgage banking and brokerage services revenues in the recent quarter were offset by lower trust income and trading account and foreign exchange gains.
Other expense in the fourth quarter of 2008 totaled $447 million, compared with $445 million in the year-earlier quarter. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $16 million in each of the final quarters of 2008 and 2007, and merger-related expenses of $15 million in the fourth quarter of 2007. Exclusive of these nonoperating expenses, noninterest operating expenses were $431 million in the recently completed quarter, up 4% from $415 million in the last quarter of 2007. Higher costs for salaries and occupancy, and a higher addition of $17 million to the valuation allowance for capitalized residential mortgage servicing rights were the leading contributors to that rise in operating expenses, partially offset by the fourth quarter 2007 Visa litigation charge of $23 million. The Company’s efficiency ratio during the fourth quarter of 2008 and 2007 was 57.0% and 54.3%, respectively. Table 24 includes a reconciliation of other expense to noninterest operating expense for each of the quarters of 2008 and 2007.

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
The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 22 of Notes to Financial Statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. Financial information about the Company’s segments is presented in note 22 of Notes to Financial Statements.
The Business Banking segment provides a wide range of services to small businesses and professionals through the Company’s branch network, business banking centers and other delivery channels such as telephone banking, Internet banking and automated teller machines within markets served by the Company. Services and products offered by this segment include various business loans and leases, including loans guaranteed by the Small Business Administration, business credit cards, deposit products, and financial services such as cash management, payroll and direct deposit, merchant credit card and letters of credit. The Business Banking segment’s net income for 2008 was $120 million, down 10% from $133 million earned in 2007. That decline was mainly due to a $15 million increase in the provision for credit losses, the result of higher net loan charge-offs, and higher noninterest expenses of $12 million, reflecting higher personnel costs. Partially offsetting those unfavorable factors was a $5 million increase in fees earned for providing deposit account services. This segment’s net income totaled $128 million in 2006. The rise in net income in 2007 as compared with 2006 was largely the result of a $15 million increase in net interest income, attributable to a 38 basis point widening of the deposit net interest margin, and higher deposit account service fees of $3 million. Those factors were partially offset by $4 million increases in each of personnel costs and the provision for credit losses.

The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, mainly within the markets served by the Company. Services provided by this segment include commercial lending and leasing, letters of credit, deposit products, and cash management services. For the year ended December 31, 2008, the Commercial Banking segment contributed net income of $213 million, compared with $217 million in 2007. Factors contributing to the slight decline in net income included a $65 million increase in the provision for credit losses, due to higher net charge-offs of loans, and higher noninterest expenses of $22 million, largely the result of increased personnel costs. Those increased costs were offset, in part, by a $51 million rise in net interest income, primarily the result of a $2.0 billion increase in average loan balances outstanding, and a $28 million increase in noninterest income resulting from higher fees of $14 million for providing credit-related services, a $9 million increase in deposit service fees, and a $3 million increase in income from providing credit card and merchant-related services. This segment recorded net income of $214 million in 2006. The improvement in 2007 as compared with 2006 was due to higher net interest income of $9 million, attributable to a $875 million increase in average loan balances outstanding, offset, in part, by a 33 basis point narrowing of the net interest margin, and increased fee income received for providing corporate advisory and loan syndication services of $5 million and $2 million, respectively. Largely offsetting those favorable factors were a $6 million rise in the provision for credit losses, mainly attributable to loan growth, and higher personnel costs of $5 million.
The Commercial Real Estate segment provides credit and deposit services to its customers. Real estate securing loans in this segment is generally located in the New York City metropolitan area, upstate New York, Pennsylvania, Maryland, the District of Columbia, Delaware, Virginia, West Virginia, and the northwestern portion of the United States. Commercial real estate loans may be secured by apartment/multifamily buildings; office, retail and industrial space; or other types of collateral. Activities of this segment also include the origination, sales and servicing of commercial real estate loans through the Fannie Mae DUS program and other programs. The Commercial Real Estate segment recorded net income of $164 million in 2008, up 11% from $148 million in 2007. That improvement resulted primarily from a $31 million increase in net interest income, largely due to a $1.8 billion increase in average loan balances outstanding and higher average deposit balances of $189 million, and a $13 million increase in commercial mortgage banking revenues. Those positive factors were offset, in part, by an $11 million increase in the provision for credit losses, mainly due to higher net charge-offs of loans, and an increase in personnel costs of $10 million, due largely to higher incentive compensation related to increased volumes of commercial real estate loans. Net income in 2006 for the Commercial Real Estate segment aggregated $147 million. As compared with 2006, a rise in net interest income in 2007 of $8 million was largely offset by a higher provision for credit losses of $5 million and a $2 million increase in personnel costs. The higher net interest income resulted from a $504 million increase in average loan balances outstanding, net of a 10 basis point narrowing of the net interest margin associated with such balances.
The Discretionary Portfolio segment includes investment and trading securities, residential mortgage loans, and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swap agreements related thereto; and offshore branch deposits. This segment also provides foreign exchange services to customers. Included in the assets of the Discretionary Portfolio segment are the investment securities for which the Company has recognized other-than-temporary impairment charges in each of the last two years and the portfolio of Alt-A mortgage loans that were transferred to this segment in 2007. Prior to that transfer, such loans were included in the Residential Mortgage Banking segment. The Discretionary Portfolio segment incurred net losses of $48 million and $7 million in 2008 and 2007, respectively. Contributing to the higher net loss in 2008 as compared with 2007 were net losses on investment securities totaling $181 million in 2008, compared with $126 million in 2007. Included in those losses were other-than-temporary impairment charges of $182 million in 2008 and $127 million in 2007. The 2008 impairment charges include $153 million on the preferred stock issuances of Fannie Mae and Freddie Mac, $18 million on certain private collateralized mortgage obligations and $11 million on collateralized debt obligations backed by bank trust preferred securities. The $127 million impairment charge recorded in 2007 related to collateralized debt obligations backed by sub-prime residential mortgage securities. The following factors also contributed to the higher net loss recorded in 2008: a $41 million increase in the provision for credit losses, resulting largely from higher net charge-offs of Alt-A loans; higher foreclosure-related costs of $13 million; a $6 million increase in the valuation allowance for capitalized mortgage servicing rights; and a $4 million increase in costs incurred for professional services. Partially offsetting those unfavorable factors was a $55 million rise in net interest income, primarily the result of a 21 basis point widening of the net interest margin on investment securities, and a 23% increase in the average balances of investment securities, reflecting purchases of residential mortgage-backed securities during the first quarter of 2008, the full-year impact of third quarter 2007 purchases of approximately $800 million of collateralized mortgage obligations and other mortgage-backed securities, and the impact of the late-2007 and 2008 securitization transactions. Net income for this segment totaled $96 million in 2006. The main factors resulting in the unfavorable performance in 2007 as compared with 2006 was the previously mentioned $127 million other-than-temporary impairment charge related to collateralized debt obligations, a $26 million increase in the provision for credit losses, primarily resulting from increased loan balances and higher net charge-offs of Alt-A mortgage loans, and a $13 million gain recognized in 2006 resulting from the accelerated recognition of a purchase accounting premium related to the call of an FHLB borrowing assumed in a previous acquisition.
The Residential Mortgage Banking segment originates and services residential mortgage loans and sells substantially all of those loans in the secondary market to investors or to the Discretionary Portfolio segment. This segment also originates and services loans to developers of residential real estate properties. In addition to the geographic regions served by or contiguous with the Company’s branch network, the Company maintains mortgage loan origination offices in several states throughout the western United States. The Company also periodically purchases the rights to service mortgage loans. Residential mortgage loans held for sale are included in this segment. As already noted, in the first quarter of 2007, $883 million of Alt-A mortgage loans previously included in this segment’s held-for-sale portfolio were transferred to the Discretionary Portfolio segment. The Residential Mortgage Banking segment incurred a net loss of $48 million in 2008, compared with net income of $13 million in 2007. The main factor contributing to the net loss in 2008 was the continued deterioration of the residential real estate market, including the valuation of residential real estate, which resulted in a $100 million increase to this segment’s provision for credit losses that was attributable predominately to a significant rise in net charge-offs of loans to builders and developers of residential real estate properties. Also contributing to the unfavorable performance of this segment was a $15 million decrease in net interest income, largely due to lower average loan balances outstanding of $369 million and a 17 basis point narrowing of the net interest margin associated with such loans, and a $10 million current year addition to the valuation allowance for capitalized mortgage servicing rights, compared with a $4 million reduction of such allowance in 2007. Partially offsetting those unfavorable factors was a $25 million increase in noninterest revenues from residential mortgage banking activities, largely due to the impact of the $18 million loss recorded in 2007 related to Alt-A mortgage loans and higher servicing revenues of $8 million in 2008. Net income earned by the Residential Mortgage Banking segment in 2007 was 74% lower than the $52 million recorded in 2006. That decline was primarily due to the significant deterioration of the residential real estate market during 2007 which resulted in a $36 million decrease in residential mortgage banking revenues earned by this segment. Contributing to the lower mortgage banking revenues were lower gains from residential mortgage loan origination and sales activities of $28 million, predominantly resulting from slimmer margins realized due to changes in market conditions, and the previously mentioned $18 million loss recognized in 2007 related to Alt-A residential mortgage loans. Also contributing to the unfavorable performance in 2007 as compared with 2006 were a $19 million decrease in net interest income, largely due to a $451 million decline in average loan balances outstanding and a 25 basis point narrowing of the net interest margin on such loans, and a lower partial reversal of the capitalized mortgage servicing rights valuation allowance of $6 million. Partially offsetting those unfavorable factors were higher mortgage servicing revenues of $10 million.
The Retail Banking segment offers a variety of services to consumers through several delivery channels which include branch offices, automated teller machines, telephone banking and Internet banking. The Company has branch offices in New York State, Pennsylvania, Maryland, Virginia, the District of Columbia, West Virginia, Delaware and New Jersey. The Retail Banking segment also offers certain deposit products on a nationwide basis through the delivery channels of M&T Bank, N.A. Credit services offered by this segment include consumer installment loans, student loans, automobile loans (originated both directly and indirectly through dealers), and home equity loans and lines of credit. The segment also offers to its customers deposit products, including demand, savings and time accounts; investment products, including mutual funds and annuities; and other services. The Retail Banking segment recorded net income of $250 million in 2008, 21% lower than the $316 million earned in 2007. Contributing to the unfavorable performance as compared with 2007 were increases in: the provision for credit losses of $38 million, due to higher net charge-offs of loans; personnel costs of $22 million, reflecting merit increases and the impact of the late-2007 acquisitions; net occupancy expenses of $12 million, largely the result of the 2007 acquisitions; and higher advertising and promotion costs of $6 million. Another contributing factor in the decline in net contribution was lower net interest income of $19 million, largely due to the narrowing of the net interest margins on deposits and loans of 34 basis points and 14 basis points, respectively, offset, in part, by the impact of higher average deposit and loan balances of $1.5 billion and $979 million, respectively. For the year ended December 31, 2006, the Retail Banking segment recorded net income of $282 million. The 12% improvement in 2007 as compared with 2006 resulted from a $60 million increase in net interest income, primarily the result of a 30 basis point increase in the deposit net interest margin, and higher service charges on deposit accounts of $25 million. Partially offsetting those factors was a $20 million increase in the provision for credit losses, resulting from higher average loan balances outstanding and net charge-offs, and a $4 million increase in noninterest expenses, largely due to higher processing costs related to debit card transactions.
The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, such as the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions; M&T’s equity in the earnings or losses of BLG; merger-related expenses resulting from acquisitions; and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. The various components of the “All Other” category resulted in net losses of $95 million, $167 million and $80 million in 2008, 2007 and 2006, respectively. The lower net loss in 2008 as compared with 2007 resulted from several factors, including a $40 million reduction of income tax expense relating to the Company’s resolution in 2008 of certain tax issues related to its activities in various jurisdictions during the years 1999-2007; the previously mentioned $33 million gain realized in the first quarter of 2008 from the mandatory partial redemption of Visa stock; the impact from the $23 million accrual recorded in the final quarter of 2007 related to Visa litigation and the subsequent $15 million partial reversal of such accrual in the first quarter of 2008; lower merger-related costs associated with the 2007 acquisition transactions of $11 million; and the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. Partially offsetting those favorable factors were a $32 million after-tax reduction of the contribution from M&T’s investment in BLG, inclusive of interest expense to fund that investment, in 2008, compared with a similar $4 million reduction in 2007; higher personnel and professional services costs of $15 million and $11 million, respectively, related to the business and support units included in the “All Other” category; and a $6 million contribution to The M&T Charitable Foundation. The higher net loss experienced in 2007 as compared with 2006 resulted from the unfavorable impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses; the previously discussed $23 million charge related to Visa litigation; increases in personnel and professional services costs of $19 million and $12 million, respectively, related to the business and support units included in the “All Other” category; $15 million of merger-related expenses in 2007 associated with the fourth quarter acquisition transactions, compared with $5 million in 2006 for that year’s June branch acquisition; a $4 million reduction of net income resulting from M&T’s investment in BLG (inclusive of interest expense to fund that investment); and a higher charge for the amortization of core deposit and other intangible assets. The $18 million contribution made to The M&T Charitable

Foundation in 2006 partially offset those unfavorable factors. There were no contributions to that foundation in 2007.

Recent Accounting Developments
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for fair value measurements of certain of its financial instruments. The provisions of SFAS No. 157 that pertain to measurement of non-financial assets and liabilities have been deferred by the FASB until 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements required or permitted under other accounting pronouncements, but does not require any new fair value measurements. The definition of fair value is clarified by SFAS No. 157 to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. At December 31, 2008, approximately $2.5 billion or 29% of the Company’s $8.7 billion of assets and liabilities measured using fair value measurements on a recurring basis were classified as Level 3 valuations. The Level 3 classified assets and liabilities are primarily comprised of available-for-sale privately issued mortgage-backed securities. Such securities have been classified as a Level 3 valuation because of limited trading activities and less observable valuation inputs. Fair valuation losses on Level 3 available-for-sale investment securities of $420 million were recognized during the year ended December 31, 2008 as a reduction of other comprehensive income, with $24 million of other-than-temporary impairment losses recognized through earnings. As previously disclosed, with the exception of certain securities for which the Company recognized a $182 million other-than-temporary impairment charge in 2008, as of December 31, 2008 the Company believed that it was not probable that it would be unable to collect all principal and interest payments on its portfolio of investment securities and, therefore, the Company believed that the unrealized losses on those securities were temporary. Nevertheless, as previously noted, the Company closely monitors the repayment performance of investment securities and underlying collateral on a regular basis and as a result of such monitoring it is possible that additional investment securities could be identified as other-than-temporarily impaired in future periods.
As a result of market inactivity and a lack of observable valuation inputs, approximately $2.2 billion of privately issued mortgage-backed securities in the Company’s available-for-sale investment securities portfolio were transferred out of a Level 2 classification and into a Level 3 classification during the third quarter of 2008. Offsetting the transfer into Level 3 were certain privately issued mortgage-backed securities of Bayview Financial with a fair value of $298 million that were transferred from the Company’s available-for-sale portfolio to its held-to-maturity portfolio during the quarter ended September 30, 2008, and thus are no longer measured at fair value. In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 was intended to clarify the application of SFAS No. 157 and provides an example to illustrate considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 allows for the use of the reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates when relevant observable inputs are not available to determine the fair value for a financial asset in a dislocated market. The Company considered the guidance provided by FSP 157-3 in its determination of the fair value of its portfolio of privately issued mortgage-backed securities at December 31, 2008. Additionally, at that date commitments to originate mortgage loans for sale with a net fair value gain of $8 million have been classified as a Level 3 valuation. Approximately $31 million of fair value changes on commitments to originate mortgage loans for sale were recognized in mortgage banking revenues during the year ended December 31, 2008. Upon loan origination, the fair value of the derivative loan commitments becomes part of the basis of the closed loans held for sale. Approximately $26 million of fair value was transferred from Level 3 to Level 2 classification to reflect the closing of commitments into originated loans held for sale during the year ended December 31, 2008. Information concerning fair value measurements and the Company’s approach to and classification of such measurements is included in note 20 of Notes to Financial Statements.

In December 2007, the FASB issued a revised SFAS No. 141, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141R retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. With limited exceptions, the statement requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair value as of that date. That replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. As a result, certain acquisition-related costs previously included in the cost of an acquisition will be required to be expensed as incurred. In addition, certain restructuring costs previously recognized as if they were an assumed liability from an acquisition will be required to be expensed. SFAS No. 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141R also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. An acquirer is required to recognize assets or liabilities arising from noncontractual contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” SFAS No. 141R requires an acquirer to recognize goodwill as of the acquisition date measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of the identifiable net assets acquired. SFAS No. 141R also eliminates the recognition of a separate valuation allowance, such as an allowance for credit losses, as of the acquisition date for assets acquired in a business combination that are measured at their acquisition-date fair values because the effects of uncertainty about future cash flows should be included in the fair value measurement of those assets. SFAS No. 141R should be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company believes that the adoption of SFAS No. 141R will significantly impact its accounting for any acquisitions it may consummate in 2009 and beyond, including its announced transaction to acquire Provident in a stock-for-stock transaction expected to close during the second quarter of 2009.
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
In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”). FSP 132R-1 was issued to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132R-1 requires an employer to disclose information about how investment allocation decisions are made, including factors that are pertinent to an understanding of investment policies and strategies. An employer will also need to disclose separately for pension plans and other postretirement benefit plans the fair value of each major category of plan assets based on the nature and risks of the assets as of each annual reporting date for which a statement of financial position is presented. FSP 132R-1 also requires the disclosure of information that enables financial statement users to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. For fair value measurements using significant unobservable inputs (Level 3), an employer will be required to disclose the effect of the measurements on changes in plan assets for the period. Furthermore, an employer is required to provide financial statement users with an understanding of significant concentrations of risk in plan assets. FSP 132R-1 should be applied for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP 132R-1 are not required for earlier periods that are presented for comparative purposes. Earlier application is permitted. The Company is still evaluating the provisions of FSP 132R-1 and intends to comply with its disclosure requirements.
In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP 99-20-1”). FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” The FASB stated that the objective of FSP 99-20-1 was to achieve more consistent determination of whether an other-than-temporary impairment has occurred. An entity with beneficial interests within the scope of FSP 99-20-1 is no longer required to solely consider market participant assumptions when evaluating cash flows for an adverse change that would be indicative of other-than-temporary impairment. FSP 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and other related guidance. FSP 99-20-1 should be applied prospectively for interim and annual reporting periods ending after December 15, 2008. Retrospective application to a prior interim or annual reporting period is not permitted. The Company has complied with the provisions of FSP 99-20-1, which had no incremental impact on its results of operations or financial position as of December 31, 2008.
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 was issued to specify that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. In January 2009, the Company issued a significant portion of its annual stock-based compensation awards in the form of restricted stock and restricted stock units, which are considered participating securities under FSP 03-6-1. Beginning for the quarter ending March 31, 2009, the Company’s earnings per share will be presented using the two-class method.

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
Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, credit losses and market values on loans, collateral securing loans and other assets; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; legislation affecting the financial services industry as a whole, and M&T and its subsidiaries individually or collectively, including tax legislation; regulatory supervision and oversight, including monetary policy and required capital levels; changes in accounting policies or procedures as may be required by the FASB or other regulatory agencies; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries’ future businesses; and material differences in the actual financial results of merger, acquisition and investment activities compared with M&T’s initial expectations, including the full realization of anticipated cost savings and revenue enhancements.
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

Table 23

QUARTERLY TRENDS

	2008 Quarters				2007 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$779,468	$806,614	$823,425	$889,945	$918,200	$898,126	$883,148	$866,172
Interest expense	288,426	313,115	330,942	405,312	442,364	425,326	416,264	410,622

Net interest income	491,042	493,499	492,483	484,633	475,836	472,800	466,884	455,550
Less: provision for credit losses	151,000	101,000	100,000	60,000	101,000	34,000	30,000	27,000
Other income	241,417	113,717	271,182	312,663	160,490	252,899	283,117	236,483
Less: other expense	446,819	434,763	419,710	425,704	445,473	390,528	392,651	399,037

Income before income taxes	134,640	71,453	243,955	311,592	89,853	301,171	327,350	265,996
Applicable income taxes (benefit)	27,432	(24,992)	77,839	103,613	19,297	96,872	108,209	84,900
Taxable-equivalent adjustment	4,967	5,260	5,851	5,783	5,626	5,112	4,972	5,123

Net income	$102,241	$91,185	$160,265	$202,196	$64,930	$199,187	$214,169	$175,973

Per common share data
Basic earnings	$.92	$.83	$1.45	$1.84	$.60	$1.86	$1.98	$1.60
Diluted earnings	.92	.82	1.44	1.82	.60	1.83	1.95	1.57
Cash dividends	$.70	$.70	$.70	$.70	$.70	$.70	$.60	$.60
Average common shares outstanding
Basic	110,370	110,265	110,191	110,017	107,859	107,056	107,939	109,694
Diluted	110,620	110,807	111,227	110,967	109,034	108,957	109,919	112,187
Performance ratios, annualized
Return on
Average assets	.63%	.56%	.98%	1.25%	.42%	1.37%	1.49%	1.25%
Average common stockholders’ equity	6.41%	5.66%	9.96%	12.49%	4.05%	12.78%	13.92%	11.38%
Net interest margin on average earning assets (taxable-equivalent basis)	3.37%	3.39%	3.39%	3.38%	3.45%	3.65%	3.67%	3.64%
Nonaccrual loans to total loans and leases, net of unearned discount	1.54%	1.41%	1.16%	.97%	.90%	.80%	.64%	.60%
Efficiency ratio(a)	59.11%	57.24%	54.57%	55.27%	56.39%	53.80%	52.37%	57.75%
Net operating (tangible) results(b)
Net operating income (in thousands)	$111,784	$100,809	$170,361	$215,597	$83,719	$208,749	$224,190	$187,162
Diluted net operating income per common share	1.00	.91	1.53	1.94	.77	1.92	2.04	1.67
Annualized return on
Average tangible assets	.72%	.65%	1.10%	1.41%	.57%	1.51%	1.65%	1.40%
Average tangible common stockholders’ equity	15.01%	13.17%	22.20%	27.86%	10.49%	26.80%	29.35%	24.11%
Efficiency ratio(a)	57.03%	55.16%	52.41%	52.85%	54.30%	51.64%	50.18%	55.09%
Balance sheet data
In millions, except per share
Average balances
Total assets(c)	$64,942	$64,997	$65,584	$65,015	$61,549	$57,862	$57,523	$57,207
Total tangible assets(c)	61,584	61,627	62,201	61,614	58,355	54,766	54,415	54,085
Earning assets	57,919	57,971	58,465	57,713	54,765	51,325	50,982	50,693
Investment securities	8,894	9,303	8,770	8,924	7,905	7,260	6,886	7,214
Loans and leases, net of unearned discount	48,810	48,477	49,522	48,575	46,055	43,750	43,572	43,114
Deposits	40,447	39,503	39,711	39,999	38,565	36,936	37,048	37,966
Common stockholders’ equity(c)	6,299	6,415	6,469	6,513	6,360	6,186	6,172	6,270
Tangible common stockholders’ equity(c)	2,941	3,045	3,086	3,112	3,166	3,090	3,064	3,148
At end of quarter
Total assets(c)	$65,816	$65,247	$65,893	$66,086	$64,876	$60,008	$57,869	$57,842
Total tangible assets(c)	62,464	61,883	62,517	62,696	61,467	56,919	54,767	54,727
Earning assets	57,107	57,430	57,949	58,030	57,163	53,267	51,131	51,046
Investment securities	7,919	8,433	8,659	8,676	8,962	8,003	6,982	7,028
Loans and leases, net of unearned discount	49,000	48,694	49,115	49,279	48,022	44,778	43,744	43,507
Deposits	42,581	42,501	41,926	41,533	41,266	38,473	39,419	38,938
Common stockholders’ equity(c)	6,217	6,417	6,519	6,488	6,485	6,238	6,175	6,253
Tangible common stockholders’ equity(c)	2,865	3,053	3,143	3,098	3,076	3,149	3,073	3,138
Equity per common share	56.29	58.17	59.12	58.92	58.99	58.40	57.59	57.32
Tangible equity per common share	25.94	27.67	28.50	28.14	27.98	29.48	28.66	28.77
Market price per common share
High	$99.50	$108.53	$98.38	$94.03	$108.32	$115.81	$114.33	$125.13
Low	52.20	53.61	69.90	70.49	77.39	97.26	104.00	112.05
Closing	57.41	89.25	70.54	80.48	81.57	103.45	106.90	115.83

(a)	Excludes impact of merger-related expenses and net securities transactions.
(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 24.
(c)	The difference between total assets and total tangible assets, and common stockholders’ equity and tangible common stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 24.

Table 24

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2008 Quarters				2007 Quarters
Income statement data	Fourth	Third	Second	First	Fourth	Third	Second	First
In thousands, except per share
Net income
Net income	$102,241	$91,185	$160,265	$202,196	$64,930	$199,187	$214,169	$175,973
Amortization of core deposit and other intangible assets(a)	9,543	9,624	10,096	11,241	9,719	9,562	10,021	11,189
Merger-related expenses(a)	—	—	—	2,160	9,070	—	—	—

Net operating income	$111,784	$100,809	$170,361	$215,597	$83,719	$208,749	$224,190	$187,162

Earnings per common share
Diluted earnings per common share	$.92	$.82	$1.44	$1.82	$.60	$1.83	$1.95	$1.57
Amortization of core deposit and other intangible assets(a)	.08	.09	.09	.10	.09	.09	.09	.10
Merger-related expenses(a)	—	—	—	.02	.08	—	—	—

Diluted net operating earnings per common share	$1.00	$.91	$1.53	$1.94	$.77	$1.92	$2.04	$1.67

Other expense
Other expense	$446,819	$434,763	$419,710	$425,704	$445,473	$390,528	$392,651	$399,037
Amortization of core deposit and other intangible assets	(15,708)	(15,840)	(16,615)	(18,483)	(15,971)	(15,702)	(16,457)	(18,356)
Merger-related expenses	—	—	—	(3,547)	(14,887)	—	—	—

Noninterest operating expense	$431,111	$418,923	$403,095	$403,674	$414,615	$374,826	$376,194	$380,681

Merger-related expenses
Salaries and employee benefits	$—	$—	$—	$62	$1,333	$—	$—	$—
Equipment and net occupancy	—	—	—	49	238	—	—	—
Printing, postage and supplies	—	—	—	367	1,474	—	—	—
Other costs of operations	—	—	—	3,069	11,842	—	—	—

Total	$—	$—	$—	$3,547	$14,887	$—	$—	$—

Balance sheet data
In millions
Average assets
Average assets	$64,942	$64,997	$65,584	$65,015	$61,549	$57,862	$57,523	$57,207
Goodwill	(3,192)	(3,192)	(3,192)	(3,196)	(3,006)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(191)	(206)	(222)	(239)	(213)	(208)	(223)	(241)
Deferred taxes	25	28	31	34	25	21	24	28

Average tangible assets	$61,584	$61,627	$62,201	$61,614	$58,355	$54,766	$54,415	$54,085

Average common equity
Average common equity	$6,299	$6,415	$6,469	$6,513	$6,360	$6,186	$6,172	$6,270
Goodwill	(3,192)	(3,192)	(3,192)	(3,196)	(3,006)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(191)	(206)	(222)	(239)	(213)	(208)	(223)	(241)
Deferred taxes	25	28	31	34	25	21	24	28

Average tangible common equity	$2,941	$3,045	$3,086	$3,112	$3,166	$3,090	$3,064	$3,148

At end of quarter
Total assets
Total assets	$65,816	$65,247	$65,893	$66,086	$64,876	$60,008	$57,869	$57,842
Goodwill	(3,192)	(3,192)	(3,192)	(3,192)	(3,196)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(183)	(199)	(214)	(230)	(249)	(200)	(216)	(232)
Deferred taxes	23	27	30	32	36	20	23	26

Total tangible assets	$62,464	$61,883	$62,517	$62,696	$61,467	$56,919	$54,767	$54,727

Total common equity
Total common equity	$6,217	$6,417	$6,519	$6,488	$6,485	$6,238	$6,175	$6,253
Goodwill	(3,192)	(3,192)	(3,192)	(3,192)	(3,196)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(183)	(199)	(214)	(230)	(249)	(200)	(216)	(232)
Deferred taxes	23	27	30	32	36	20	23	26

Total tangible common equity	$2,865	$3,053	$3,143	$3,098	$3,076	$3,149	$3,073	$3,138

(a)	After any related tax effect.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the captions “Liquidity, Market Risk, and Interest Rate Sensitivity” (including Table 20) and “Capital.”

Item 8.	Financial Statements and Supplementary Data.

Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and Table 23 “Quarterly Trends” presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting at M&T Bank Corporation and subsidiaries (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.
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

René F. Jones
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
M&T Bank Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of M&T Bank Corporation and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Buffalo, New York
February 23, 2009

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

(Dollars in thousands, except per share)	December 31
	2008	2007

Assets
Cash and due from banks	$1,546,804	$1,719,509
Interest-bearing deposits at banks	10,284	18,431
Federal funds sold	21,347	48,038
Agreements to resell securities	90,000	—
Trading account	617,821	281,244
Investment securities (includes pledged securities that can be sold or repledged of $1,870,097 at December 31, 2008; $1,988,128 at December 31, 2007)
Available for sale (cost: $7,656,635 in 2008; $8,451,411 in 2007)	6,850,193	8,379,169
Held to maturity (fair value: $394,752 in 2008; $78,250 in 2007)	485,838	76,441
Other (fair value: $583,176 in 2008; $506,388 in 2007)	583,176	506,388

Total investment securities	7,919,207	8,961,998

Loans and leases	49,359,737	48,352,262
Unearned discount	(359,274)	(330,700)
Allowance for credit losses	(787,904)	(759,439)

Loans and leases, net	48,212,559	47,262,123

Premises and equipment	388,855	370,765
Goodwill	3,192,128	3,196,433
Core deposit and other intangible assets	183,496	248,556
Accrued interest and other assets	3,633,256	2,768,542

Total assets	$65,815,757	$64,875,639

Liabilities
Noninterest-bearing deposits	$8,856,114	$8,131,662
NOW accounts	1,141,308	1,190,161
Savings deposits	19,488,918	15,419,357
Time deposits	9,046,937	10,668,581
Deposits at foreign office	4,047,986	5,856,427

Total deposits	42,581,263	41,266,188

Federal funds purchased and agreements to repurchase securities	970,529	4,351,313
Other short-term borrowings	2,039,206	1,470,584
Accrued interest and other liabilities	1,364,879	984,353
Long-term borrowings	12,075,149	10,317,945

Total liabilities	59,031,026	58,390,383

Stockholders’ equity
Preferred stock, $1.00 par, 1,000,000 shares authorized, 600,000 shares issued and outstanding in 2008 (liquidation preference $1,000 per share); none in 2007	567,463	—
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued in 2008 and 2007	60,198	60,198
Common stock issuable, 78,447 shares in 2008; 82,912 shares in 2007	4,617	4,776
Additional paid-in capital	2,897,907	2,848,752
Retained earnings	5,062,754	4,815,585
Accumulated other comprehensive income (loss), net	(736,881)	(114,822)
Treasury stock — common, at cost — 10,031,302 shares in 2008; 10,544,259 shares in 2007	(1,071,327)	(1,129,233)

Total stockholders’ equity	6,784,731	6,485,256

Total liabilities and stockholders’ equity	$65,815,757	$64,875,639

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

(In thousands, except per share)	Year Ended December 31
	2008	2007	2006

Interest income
Loans and leases, including fees	$2,825,587	$3,155,967	$2,927,411
Deposits at banks	109	300	372
Federal funds sold	254	857	1,670
Agreements to resell securities	1,817	22,978	3,927
Trading account	1,469	744	2,446
Investment securities
Fully taxable	438,409	352,628	363,401
Exempt from federal taxes	9,946	11,339	14,866

Total interest income	3,277,591	3,544,813	3,314,093

Interest expense
NOW accounts	2,894	4,638	3,461
Savings deposits	248,083	250,313	201,543
Time deposits	330,389	496,378	551,514
Deposits at foreign office	84,483	207,990	178,348
Short-term borrowings	142,627	274,079	227,850
Long-term borrowings	529,319	461,178	333,836

Total interest expense	1,337,795	1,694,576	1,496,552

Net interest income	1,939,796	1,850,237	1,817,541
Provision for credit losses	412,000	192,000	80,000

Net interest income after provision for credit losses	1,527,796	1,658,237	1,737,541

Other income
Mortgage banking revenues	156,012	111,893	143,181
Service charges on deposit accounts	430,532	409,462	380,950
Trust income	156,149	152,636	140,781
Brokerage services income	64,186	59,533	60,295
Trading account and foreign exchange gains	17,630	30,271	24,761
Gain (loss) on bank investment securities	(147,751)	(126,096)	2,566
Equity in earnings of Bayview Lending Group LLC	(37,453)	8,935	—
Other revenues from operations	299,674	286,355	293,318

Total other income	938,979	932,989	1,045,852

Other expense
Salaries and employee benefits	957,086	908,315	873,353
Equipment and net occupancy	188,845	169,050	168,776
Printing, postage and supplies	35,860	35,765	33,956
Amortization of core deposit and other intangible assets	66,646	66,486	63,008
Other costs of operations	478,559	448,073	412,658

Total other expense	1,726,996	1,627,689	1,551,751

Income before taxes	739,779	963,537	1,231,642
Income taxes	183,892	309,278	392,453

Net income	$555,887	$654,259	$839,189

Net income per common share
Basic	$5.04	$6.05	$7.55
Diluted	5.01	5.95	7.37

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(In thousands)	Year Ended December 31
	2008	2007	2006

Cash flows from operating activities
Net income	$555,887	$654,259	$839,189
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	412,000	192,000	80,000
Depreciation and amortization of premises and equipment	53,422	48,742	51,916
Amortization of capitalized servicing rights	65,722	62,931	61,007
Amortization of core deposit and other intangible assets	66,646	66,486	63,008
Provision for deferred income taxes	(17,020)	(44,670)	(68,249)
Asset write-downs	190,079	139,779	7,713
Net gain on sales of assets	(24,961)	(5,495)	(12,915)
Net change in accrued interest receivable, payable	15,023	780	21,493
Net change in other accrued income and expense	(201,402)	(18,461)	58,707
Net change in loans originated for sale	471,543	305,138	(605,240)
Net change in trading account assets and liabilities	41,477	(66,732)	43,234

Net cash provided by operating activities	1,628,416	1,334,757	539,863

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	57,843	40,160	110,501
Other	115,207	19,361	42,300
Proceeds from maturities of investment securities
Available for sale	1,908,725	2,184,773	1,701,402
Held to maturity	92,343	46,781	95,951
Purchases of investment securities
Available for sale	(836,448)	(2,219,861)	(675,737)
Held to maturity	(198,418)	(39,588)	(59,814)
Other	(191,995)	(130,865)	(31,749)
Net change in agreements to resell securities	(90,000)	100,000	(100,000)
Net increase in loans and leases	(2,873,642)	(4,074,220)	(1,827,918)
Other investments, net	(35,649)	(309,666)	(21,314)
Additions to capitalized servicing rights	(24,349)	(53,049)	(49,984)
Capital expenditures, net	(72,234)	(56,681)	(41,988)
Acquisitions, net of cash acquired
Banks and bank holding companies	—	(239,012)	—
Deposits and banking offices	—	(12,894)	494,990
Other	—	—	(11,272)
Other, net	(115,142)	(37,906)	7,927

Net cash used by investing activities	(2,263,759)	(4,782,667)	(366,705)

Cash flows from financing activities
Net increase (decrease) in deposits	1,317,764	(1,036,502)	1,847,505
Net increase (decrease) in short-term borrowings	(2,811,736)	2,324,859	(2,058,658)
Proceeds from long-term borrowings	3,850,010	3,550,229	2,000,000
Payments on long-term borrowings	(2,216,978)	(528,515)	(1,294,857)
Purchases of treasury stock	—	(508,404)	(373,860)
Dividends paid — common	(308,501)	(281,900)	(249,817)
Proceeds from issuance of preferred stock and warrants	600,000	—	—
Other, net	5,388	70,726	91,034

Net cash provided (used) by financing activities	435,947	3,590,493	(38,653)

Net increase (decrease) in cash and cash equivalents	(199,396)	142,583	134,505
Cash and cash equivalents at beginning of year	1,767,547	1,624,964	1,490,459

Cash and cash equivalents at end of year	$1,568,151	$1,767,547	$1,624,964

Supplemental disclosure of cash flow information
Interest received during the year	$3,374,219	$3,545,094	$3,298,620
Interest paid during the year	1,363,351	1,683,403	1,443,335
Income taxes paid during the year	290,324	370,103	345,763
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$142,517	$48,163	$15,973
Securitization of residential mortgage loans allocated to
Available for sale investment securities	866,169	942,048	—
Capitalized servicing rights	8,455	7,873	—
Investment securities available for sale transferred to held to maturity	298,108	—	—
Loans held for sale transferred to loans held for investment	—	870,759	—
Acquisitions
Common stock issued	—	277,015	—
Fair value of
Assets acquired (noncash)	—	3,744,853	514,955
Liabilities assumed	—	3,207,521	998,673

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

						Accumulated
						Other
(In thousands, except per share)			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income (Loss),	Treasury
	Stock	Stock	Issuable	Capital	Earnings	Net	Stock	Total

2006
Balance — January 1, 2006	$—	60,198	5,363	2,886,153	3,854,275	(97,930)	(831,673)	5,876,386
Comprehensive income:
Net income	—	—	—	—	839,189	—	—	839,189
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	23,265	—	23,265
Minimum pension liability adjustment	—	—	—	—	—	30,932	—	30,932

								893,386
Change in accounting for defined benefit plans (note 12)	—	—	—	—	—	(9,841)	—	(9,841)
Purchases of treasury stock	—	—	—	—	—	—	(373,860)	(373,860)
Repayment of management stock ownership program receivable	—	—	—	225	—	—	—	225
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	51,237	—	—	—	51,237
Exercises	—	—	—	(47,742)	—	—	140,053	92,311
Directors’ stock plan	—	—	—	133	—	—	977	1,110
Deferred compensation plans, net, including dividend equivalents	—	—	(303)	(557)	(206)	—	1,024	(42)
Common stock cash dividends — $2.25 per share	—	—	—	—	(249,817)	—	—	(249,817)

Balance — December 31, 2006	$—	60,198	5,060	2,889,449	4,443,441	(53,574)	(1,063,479)	6,281,095
2007
Comprehensive income:
Net income	—	—	—	—	654,259	—	—	654,259
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(34,095)	—	(34,095)
Defined benefit plan liability adjustment	—	—	—	—	—	(18,222)	—	(18,222)
Unrealized losses on cash flow hedges	—	—	—	—	—	(8,931)	—	(8,931)

								593,011
Acquisition of Partners Trust Financial Group, Inc. — common stock issued	—	—	—	(54,628)	—	—	331,643	277,015
Purchases of treasury stock	—	—	—	—	—	—	(508,404)	(508,404)
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	49,824	—	—	1,605	51,429
Exercises	—	—	—	(35,397)	—	—	107,116	71,719
Directors’ stock plan	—	—	—	63	—	—	1,278	1,341
Deferred compensation plans, net, including dividend equivalents	—	—	(284)	(559)	(215)	—	1,008	(50)
Common stock cash dividends — $2.60 per share	—	—	—	—	(281,900)	—	—	(281,900)

Balance — December 31, 2007	$—	60,198	4,776	2,848,752	4,815,585	(114,822)	(1,129,233)	6,485,256
2008
Comprehensive income:
Net income	—	—	—	—	555,887	—	—	555,887
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(497,262)	—	(497,262)
Defined benefit plan liability adjustment	—	—	—	—	—	(127,845)	—	(127,845)
Unrealized losses on terminated cash flow hedges	—	—	—	—	—	3,048	—	3,048

								(66,172)
Issuance of preferred stock and associated warrants	567,463	—	—	32,537	—	—	—	600,000
Repayment of management stock ownership program receivable	—	—	—	72	—	—	—	72
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	46,025	—	—	3,602	49,627
Exercises	—	—	—	(28,543)	—	—	51,548	23,005
Directors’ stock plan	—	—	—	(450)	—	—	1,797	1,347
Deferred compensation plans, net, including dividend equivalents	—	—	(159)	(486)	(217)	—	959	97
Common stock cash dividends — $2.80 per share	—	—	—	—	(308,501)	—	—	(308,501)

Balance — December 31, 2008	$567,463	60,198	4,617	2,897,907	5,062,754	(736,881)	(1,071,327)	6,784,731

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements

1.	Significant accounting policies
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
The accounting and reporting policies of M&T and subsidiaries (“the Company”) conform to generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting policies are as follows:

Consolidation
Except as described in note 19, the consolidated financial statements include M&T and all of its subsidiaries. All significant intercompany accounts and transactions of consolidated subsidiaries have been eliminated in consolidation. The financial statements of M&T included in note 26 report investments in subsidiaries under the equity method. Information about some limited purpose entities that are affiliates of the Company but are not included in the consolidated financial statements appears in note 19.

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

Trading account
Financial instruments used for trading purposes are stated at fair value. Realized gains and losses and unrealized changes in fair value of financial instruments utilized in trading activities are included in “trading account and foreign exchange gains” in the consolidated statement of income.

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
Other securities are stated at cost and include stock of the Federal Reserve Bank of New York and the Federal Home Loan Bank (“FHLB”) of New York.
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

Loans and leases
Interest income on loans is accrued on a level yield method. Loans are placed on nonaccrual status and previously accrued interest thereon is charged against income when principal or interest is delinquent 90 days, unless management determines that the loan status clearly warrants other treatment. Loan balances are charged off when it becomes evident that such balances are not fully collectible. For residential real estate loans, the excess of the loan balances over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. Loan fees and certain direct loan origination costs are deferred and recognized as an interest yield adjustment over the life of the loan. Net deferred fees have been included in unearned discount as a reduction of loans outstanding. Commitments to sell real estate loans are utilized by the Company to hedge the exposure to changes in fair value of real estate loans held for sale. The carrying value of hedged real estate loans held for sale recorded in the consolidated balance sheet includes changes in estimated fair market value during the hedge period, typically from the date of close through the sale date. Valuation adjustments made on these loans and commitments are included in “mortgage banking revenues.”
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

Assets taken in foreclosure of defaulted loans
Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are included in “other assets” in the consolidated balance sheet. Upon acquisition of assets taken in satisfaction of a defaulted loan, the excess of the remaining loan balance over the asset’s estimated fair value less costs to sell is charged off against the allowance for credit losses. Subsequent declines in value of the assets are recognized as “other expense” in the consolidated statement of income.

Premises and equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Capitalized servicing rights
Capitalized servicing assets are included in “other assets” in the consolidated balance sheet. Effective January 1, 2007, the Company adopted SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” which requires that all separately recognized servicing assets be initially measured at fair value and permits an entity to choose its subsequent measurement method for servicing assets as either the amortization method or fair value method. The Company uses the amortization method under which capitalized servicing assets are charged to expense in proportion to and over the period of estimated net servicing income. Prior to January 1, 2007, the Company initially measured servicing assets retained in sales and securitization transactions for which it was the transferor under the relative fair value method prescribed in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and subsequently charged such assets to expense using the amortization method.
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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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
The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. For such agreements, amounts receivable or payable are recognized as accrued under the terms of the agreement and the net differential is recorded as an adjustment to interest income or expense of the related asset or liability. Interest rate swap agreements may be designated as either fair value hedges or cash flow hedges. In a fair value hedge, the fair values of the interest rate swap agreements and changes in the fair values of the hedged items are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair values of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the consolidated statement of income. In a cash flow hedge, the effective portion of the derivative’s unrealized gain or loss is initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the unrealized gain or loss is reported in “other revenues from operations” immediately.
The Company utilizes commitments to sell real estate loans to hedge the exposure to changes in the fair value of real estate loans held for sale. Commitments to originate real estate loans to be held for sale and commitments to sell real estate loans are generally recorded in the consolidated balance sheet at estimated fair market value. Effective January 1, 2008, the Company adopted the provisions of Staff Accounting Bulletin (“SAB”) No. 109 for written loan commitments issued or modified after that date. SAB No. 109 reversed previous conclusions expressed by the SEC staff regarding written loan commitments that are accounted for at fair value through earnings. Specifically, the SEC staff now believes that the expected net future cash flows related to the associated servicing of the loan should be included in the fair value measurement of the derivative loan commitment. In accordance with SAB No. 105, “Application of Accounting Principles to Loan Commitments,” the Company had not included such amount in the value of commitments to originate real estate loans for sale in 2006 or 2007.
Derivative instruments not related to mortgage banking activities, including financial futures commitments and interest rate swap agreements, that do not satisfy the hedge accounting requirements noted above are recorded at fair value and are generally classified as trading account assets or liabilities with resultant changes in fair value being recognized in “trading account and foreign exchange gains” in the consolidated statement of income.

Stock-based compensation
Stock-based compensation expense is recognized over the vesting period of the stock-based grant based on the estimated grant date value of the stock-based compensation that is expected to vest, except that the recognition of compensation costs is accelerated for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plan allows for vesting at the time an employee retires. Information on the determination of the estimated value of stock-based awards used to calculate stock-based compensation expense is included in note 11.

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
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 prescribes the accounting method to be applied to measure uncertainty in income taxes recognized under SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 established a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The evaluation of an uncertain tax position in accordance with FIN No. 48 is a two-step process. The first step is recognition, which requires a determination whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. Under the measurement step, a tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The adoption of FIN No. 48 did not result in any change to the Company’s liability for uncertain tax positions as of January 1, 2007. Information related to the application of FIN No. 48 is provided in note 13.

Earnings per common share
Basic earnings per common share exclude dilution and are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding (exclusive of shares represented by the unvested portion of restricted stock grants) and common shares issuable under deferred compensation arrangements during the period. Diluted earnings per common share reflect shares represented by the unvested portion of restricted stock grants and the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. Proceeds assumed to have been received on such exercise or conversion are assumed to be used to purchase shares of M&T common stock at the average market price during the period, as required by the “treasury stock method” of accounting.

Treasury stock
Repurchases of shares of M&T common stock are recorded at cost as a reduction of stockholders’ equity. Reissuances of shares of treasury stock are recorded at average cost.

2.	Acquisitions
On December 18, 2008, M&T entered into a definitive agreement to acquire Provident Bankshares Corporation (“Provident”), a bank holding company headquartered in Baltimore, Maryland, in a stock-for-stock transaction. Provident operates 143 branch offices located primarily in Maryland and Virginia. At December 31, 2008, Provident had $6.6 billion in assets, including $4.4 billion of loans and leases and $1.4 billion of investment securities, and $5.9 billion of liabilities, including $4.8 billion of deposits. The merger requires the approval of various regulatory agencies and Provident’s shareholders and, assuming those approvals are obtained, is expected to be completed during the second quarter of 2009. Under the terms of the merger agreement, Provident common shareholders will receive 0.171625 shares of M&T common stock in exchange for each share of Provident common stock they own. At December 31, 2008, Provident had 33,510,889 shares of common stock outstanding. Series A and Series B preferred stock of $188 million issued by Provident will be exchanged for series of M&T preferred stock on substantially the same terms. The acquisition of Provident will expand the Company’s presence in the Mid-Atlantic area,

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

is expected to give the Company the second-largest deposit share in Maryland, and will triple the Company’s presence in Virginia.
On November 30, 2007, M&T completed the acquisition of Partners Trust Financial Group, Inc. (“Partners Trust”), a bank holding company headquartered in Utica, New York. Partners Trust operated 33 branch offices in upstate New York at the date of acquisition. The results of operations acquired in the Partners Trust transaction have been included in the Company’s financial results since November 30, 2007. After application of the election, allocation and proration procedures contained in the merger agreement with Partners Trust, M&T paid $282 million in cash and issued 3,096,861 shares of M&T common stock in exchange for Partners Trust shares and stock options outstanding at the time of acquisition. The purchase price was approximately $559 million based on the cash paid to Partners Trust shareholders, the fair value of M&T common stock exchanged, and the cash paid to holders of Partners Trust stock options. The acquisition of Partners Trust expanded the Company’s presence in upstate New York, making the Company the deposit market share leader in the Utica-Rome and Binghamton markets, while strengthening its lead position in Syracuse.
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
As a condition of the approval of the Partners Trust acquisition by regulators, M&T Bank, the principal bank subsidiary of M&T into which the bank subsidiary of Partners Trust was merged, was required to divest three branch offices in Binghamton, New York. The three branches were sold on March 15, 2008, including loans of $13 million and deposits of $65 million. No gain or loss was recognized on that transaction.
Pro forma information for the year ended December 31, 2007 as if Partners Trust had been acquired on January 1, 2007 is not presented since such pro forma results were not materially different from the Company’s actual results.
On December 7, 2007, M&T Bank acquired 13 branch offices in the Mid-Atlantic area from First Horizon Bank in a cash transaction. The offices had approximately $214 million of loans, $216 million of deposits and $80 million of trust and investment assets under management on the transaction date.
On June 30, 2006, M&T Bank acquired 21 branch offices in Buffalo and Rochester, New York from Citibank, N.A. in a cash transaction. The offices had approximately $269 million of loans and approximately $1.0 billion of deposits.
The Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company of approximately $4 million ($2 million net of applicable income taxes) during 2008, $15 million ($9 million net of applicable income taxes) during 2007 and $5 million ($3 million net of applicable income taxes) during 2006. Those expenses consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; incentive compensation; initial marketing and promotion expenses designed to introduce the Company to customers of the acquired operations; travel costs; and printing, postage and supplies and other costs of commencing operations in new offices.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

3.	Investment securities
The amortized cost and estimated fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

December 31, 2008
Investment securities available for sale:
U.S. Treasury and federal agencies	$290,893	$6,203	$383	$296,713
Obligations of states and political subdivisions	70,425	1,641	303	71,763
Mortgage-backed securities:
Government issued or guaranteed	3,525,196	93,578	5,994	3,612,780
Privately issued	3,153,440	484	786,324	2,367,600
Other debt securities	263,773	18	93,193	170,598
Equity securities	352,908	581	22,750	330,739

	7,656,635	102,505	908,947	6,850,193

Investment securities held to maturity:
Obligations of states and political subdivisions	63,822	1,715	71	65,466
Privately issued mortgage-backed securities	411,847	—	92,730	319,117
Other debt securities	10,169	—	—	10,169

	485,838	1,715	92,801	394,752

Other securities	583,176	—	—	583,176

Total	$8,725,649	$104,220	$1,001,748	$7,828,121

December 31, 2007
Investment securities available for sale:
U.S. Treasury and federal agencies	$631,460	$1,761	$251	$632,970
Obligations of states and political subdivisions	83,333	2,243	19	85,557
Mortgage-backed securities:
Government issued or guaranteed	2,908,219	15,542	16,090	2,907,671
Privately issued	4,192,707	13,146	57,637	4,148,216
Other debt securities	220,528	1,526	10,601	211,453
Equity securities	415,164	8,618	30,480	393,302

	8,451,411	42,836	115,078	8,379,169

Investment securities held to maturity:
Obligations of states and political subdivisions	67,674	1,864	55	69,483
Other debt securities	8,767	—	—	8,767

	76,441	1,864	55	78,250

Other securities	506,388	—	—	506,388

Total	$9,034,240	$44,700	$115,133	$8,963,807

No investment in securities of a single non-U.S. Government or government agency issuer exceeded ten percent of stockholders’ equity at December 31, 2008.
As of December 31, 2008, the latest available investment ratings of all privately issued mortgage-backed securities and collateralized debt obligations included in other debt securities were A or better, with the exception of 41 securities with an aggregate amortized cost and estimated fair value of $357,262,000 and $212,239,000, respectively.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities and collateralized debt obligations included in other debt securities were as follows:

	December 31
	2008	2007
	(In thousands)

Collateralized Mortgage Obligations:
Amortized cost	$4,092,980	$4,986,883
Estimated fair value	3,216,814	4,932,580
Collateralized Debt Obligations:
Amortized cost	18,088	31,380
Estimated fair value	2,496	31,485

Gross realized gains on investment securities were $34,730,000 in 2008, $1,585,000 in 2007 and $2,735,000 in 2006. Gross realized losses on investment securities were $259,000 in 2008, $381,000 in 2007 and $169,000 in 2006. During 2008, the Company recognized $182 million of other-than-temporary impairment losses, mainly attributable to a $153 million impairment charge recognized on its preferred stock holdings of The Federal National Mortgage Association (“Fannie Mae”) and The Federal Home Loan Mortgage Corporation (“Freddie Mac”) with a cost basis of $162 million following the placement of those government-sponsored entities into conservatorship on September 7, 2008. At December 31, 2008, the Company’s investment in Fannie Mae and Freddie Mac preferred stock had a remaining cost basis of $9 million and a fair value of $2 million. Other-than-temporary charges of $18 million and $11 million were also recognized during 2008 on $20 million of privately issued mortgage-backed securities and $12 million of securities backed by trust preferred securities issued by financial institutions, respectively. During 2007, the Company recognized a $127,300,000 other-than-temporary impairment charge related to $131,700,000 of collateralized debt obligations purchased in March 2007 that were supported by sub-prime mortgage-backed securities. The impairment charges for the mortgage-related securities were recognized in light of significant deterioration of housing values in the residential real estate market, the significant rise in delinquencies and charge-offs of underlying mortgage loans and resulting decline in market value of the securities. The impairment charges related to the collateralized debt obligations backed by trust preferred securities were recognized as a result of evaluations of the credit status of the issuers of the underlying trust preferred securities and the likelihood of the Company receiving all principal and interest payments in accordance with the terms of the collateralized debt obligations. Of the remaining collateralized debt obligations, $16 million were obtained in the Partners Trust acquisition on November 30, 2007 and are collateralized by trust preferred capital securities and subordinated notes of other banking and insurance companies.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

At December 31, 2008, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Debt securities available for sale:
Due in one year or less	$225,231	$228,239
Due after one year through five years	101,889	104,220
Due after five years through ten years	36,083	36,997
Due after ten years	261,888	169,618

	625,091	539,074
Mortgage-backed securities available for sale	6,678,636	5,980,380

	$7,303,727	$6,519,454

Debt securities held to maturity:
Due in one year or less	$56,627	$58,064
Due after one year through five years	6,008	6,145
Due after five years through ten years	1,120	1,194
Due after ten years	10,236	10,232

	73,991	75,635
Mortgage-backed securities held to maturity	411,847	319,117

	$485,838	$394,752

A summary of investment securities that as of December 31, 2008 and 2007 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
		(In thousands)

December 31, 2008
U.S. Treasury and federal agencies	$6,660	$(383)	$—	$—
Obligations of states and political subdivisions	26,456	(315)	2,182	(59)
Mortgage-backed securities:
Government issued or guaranteed	392,780	(4,962)	175,943	(1,032)
Privately issued	2,173,593	(629,321)	501,401	(249,733)
Other debt securities	102,882	(17,784)	62,422	(75,409)
Equity securities	37,905	(22,720)	9	(30)

Total	$2,740,276	$(675,485)	$741,957	$(326,263)

December 31, 2007
U.S. Treasury and federal agencies	$72,341	$(25)	$120,987	$(226)
Obligations of states and political subdivisions	11,747	(67)	1,028	(7)
Mortgage-backed securities:
Government issued or guaranteed	339,458	(586)	940,073	(15,504)
Privately issued	1,093,250	(36,036)	1,637,989	(21,601)
Other debt securities	107,854	(9,357)	41,971	(1,244)
Equity securities	124,845	(30,480)	—	—

Total	$1,749,495	$(76,551)	$2,742,048	$(38,582)

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The Company owned 699 individual investment securities with aggregate gross unrealized losses of $1,001,748,000 at December 31, 2008. Approximately $879 million of the unrealized losses pertain to privately issued mortgage-backed securities with a cost basis of $3.6 billion. The Company also had $90 million of unrealized losses on trust preferred securities issued by financial institutions and securities backed by trust preferred securities issued by financial institutions having a cost basis of $241 million. At December 31, 2008, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. As of December 31, 2008, the Company has the intent and ability to hold each of its impaired securities to recovery. At December 31, 2008, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $583 million of cost method investment securities.
At December 31, 2008, investment securities with a carrying value of $5,206,131,000, including $4,443,022,000 of investment securities available for sale, were pledged to secure demand notes issued to the U.S. Treasury, borrowings from various FHLBs, repurchase agreements, governmental deposits and interest rate swap agreements, which in the aggregate totaled $5,303,782,000.
Investment securities pledged by the Company to secure obligations whereby the secured party is permitted by contract or custom to sell or repledge such collateral totaled $1,870,097,000 at December 31, 2008. The pledged securities included U.S. Treasury and federal agencies and mortgage-backed securities.

4.	Loans and leases
Total gross loans and leases outstanding were comprised of the following:

	December 31
	2008	2007
	(In thousands)

Loans
Commercial, financial, agricultural, etc.	$12,848,070	$11,762,168
Real estate:
Residential	4,675,065	5,515,355
Commercial	14,548,938	13,953,094
Construction	4,568,368	4,190,068
Consumer	11,004,275	11,301,713

Total loans	47,644,716	46,722,398

Leases
Commercial	1,715,021	1,624,858
Consumer	—	5,006

Total leases	1,715,021	1,629,864

Total loans and leases	$49,359,737	$48,352,262

One-to-four family residential mortgage loans held for sale were $352 million at December 31, 2008 and $774 million at December 31, 2007. In March 2007, the Company transferred approximately $883 million of residential real estate loans (including $808 million of first mortgage loans and $75 million of second mortgage loans) from its held-for-sale loan portfolio to its held-for-investment portfolio. Those loans represented alternative (“Alt-A”) residential real estate loans that the Company had been actively originating for sale in the secondary market. Unfavorable market conditions and lack of market liquidity impacted the Company’s willingness to sell those loans. Accordingly, the Alt-A loans were transferred at the lower of cost or market value resulting in a reduction of the carrying value of the loans and mortgage banking revenues of $12 million. Commercial mortgage loans held for sale were $156 million at December 31, 2008 and $79 million at December 31, 2007.
As of December 31, 2008, approximately $16 million of one-to-four family residential mortgage loans serviced for others had been sold with credit recourse. As of December 31, 2008, approximately

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

$1.2 billion of commercial mortgage loan balances serviced for others had been sold with recourse in conjunction with the Company’s participation in the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program. At December 31, 2008 the Company estimated that the recourse obligations described above were not material to the Company’s consolidated financial position. There have been no material losses incurred as a result of those credit recourse arrangements.
Nonaccrual loans totaled $755,397,000 at December 31, 2008 and $431,282,000 at December 31, 2007. Renegotiated loans (loans which had been renegotiated at below-market interest rates or for which other concessions were granted, but are accruing interest) were $91,575,000 and $15,884,000 at December 31, 2008 and 2007, respectively. During 2008, to assist borrowers the Company modified residential real estate loans having outstanding balances at December 31, 2008 of approximately $162 million. The modified loans were largely from the Company’s portfolio of Alt-A loans. Of that total, $93 million of such loans were included in nonaccrual loans at December 31, 2008. After a period of demonstrated performance, those loans may begin to accrue interest in 2009. The remaining $69 million of such modified loans were classified as renegotiated loans, were current in their payments and were accruing interest at the 2008 year-end. If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on such loans would have amounted to $61,666,000 in 2008 and $36,207,000 in 2007. The actual amounts included in interest income during 2008 and 2007 on such loans were $36,747,000 and $12,492,000, respectively.
The recorded investment in loans considered impaired for purposes of applying SFAS No. 114 was $616,743,000 and $225,287,000 at December 31, 2008 and 2007, respectively. The recorded investment in loans considered impaired for which there was a related valuation allowance for impairment included in the allowance for credit losses and the amount of such impairment allowance were $501,873,000 and $123,674,000, respectively, at December 31, 2008 and $183,488,000 and $55,050,000, respectively, at December 31, 2007. The recorded investment in loans considered impaired for which there was no related valuation allowance for impairment was $114,870,000 and $41,799,000 at December 31, 2008 and 2007, respectively. The average recorded investment in impaired loans during 2008, 2007 and 2006 was $371,298,000, $195,597,000 and $97,263,000, respectively. Interest income recognized on impaired loans totaled $7,222,000, $7,368,000 and $4,866,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $120,000 amounted to $154,128,000 and $221,202,000 at December 31, 2008 and 2007, respectively. During 2008, new borrowings by such persons amounted to $58,094,000 (including borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions (including reductions resulting from retirements) were $125,168,000.
At December 31, 2008, approximately $6.9 billion of commercial mortgage loans, $2.6 billion of one-to-four family residential mortgage loans and $1.2 billion of home equity loans were pledged to secure outstanding borrowings from the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York totaling approximately $7.9 billion.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The Company’s loan and lease portfolio includes commercial lease financing receivables consisting of direct financing and leveraged leases for machinery and equipment, railroad equipment, commercial trucks and trailers, and commercial aircraft. A summary of lease financing receivables follows:

	December 31
	2008	2007
	(In thousands)

Commercial leases:
Direct financings:
Lease payments receivable	$1,171,391	$1,120,499
Estimated residual value of leased assets	102,712	104,293
Unearned income	(194,328)	(188,596)

Investment in direct financings	1,079,775	1,036,196
Leveraged leases:
Lease payments receivable	229,311	206,124
Estimated residual value of leased assets	211,607	193,942
Unearned income	(91,498)	(82,538)

Investment in leveraged leases	349,420	317,528

Investment in commercial leases	1,429,195	1,353,724
Investment in consumer automobile leases	—	4,950

Total investment in leases	$1,429,195	$1,358,674

Deferred taxes payable arising from leveraged leases	$235,359	$220,165

Included within the estimated residual value of leased assets at December 31, 2008 and 2007 were $64 million and $55 million, respectively, in residual value associated with direct financing leases that are guaranteed by the lessees. The Company is indemnified from loss by Allied Irish Banks, p.l.c. (“AIB”) on a portion of leveraged leases obtained in the acquisition of a former subsidiary of AIB on April 1, 2003 (see note 24). Amounts in the leveraged lease section of the table subject to such indemnification included lease payments receivable of $8 million as of each of December 31, 2008 and 2007, estimated residual value of leased assets of $31 million at each of those dates and unearned income of $7 million and $8 million as of December 31, 2008 and 2007, respectively.
At December 31, 2008, the minimum future lease payments to be received from lease financings were as follows:

Total
(In thousands)

Year ending December 31:
2009	$282,834
2010	229,072
2011	178,393
2012	154,699
2013	85,545
Later years	470,159

$1,400,702

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

5.	Allowance for credit losses
Changes in the allowance for credit losses were as follows:

	Year Ended December 31
	2008	2007	2006
	(In thousands)

Beginning balance	$759,439	$649,948	$637,663
Provision for credit losses	412,000	192,000	80,000
Allowance obtained through acquisitions	—	32,668	—
Allowance related to loans sold or securitized	(525)	(1,422)	—
Net charge-offs
Charge-offs	(420,655)	(146,298)	(95,606)
Recoveries	37,645	32,543	27,891

Net charge-offs	(383,010)	(113,755)	(67,715)

Ending balance	$787,904	$759,439	$649,948

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

6.	Premises and equipment
The detail of premises and equipment was as follows:

	December 31
	2008	2007
	(In thousands)

Land	$55,081	$55,117
Buildings — owned	259,290	247,834
Buildings — capital leases	1,598	1,598
Leasehold improvements	142,463	124,175
Furniture and equipment — owned	311,379	299,915
Furniture and equipment — capital leases	1,317	2,514

	771,128	731,153
Less: accumulated depreciation and amortization
Owned assets	380,219	357,478
Capital leases	2,054	2,910

	382,273	360,388

Premises and equipment, net	$388,855	$370,765

Net lease expense for all operating leases totaled $73,886,000 in 2008, $65,014,000 in 2007 and $60,680,000 in 2006. Minimum lease payments under noncancelable operating leases are presented in note 21. Minimum lease payments required under capital leases are not material.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

7.	Capitalized servicing assets
Changes in capitalized servicing assets were as follows:

				Small-Balance
	Residential Mortgage Loans			Commercial Mortgage Loans
For Year Ended December 31,	2008	2007	2006	2008	2007	2006
	(In thousands)

Beginning balance	$118,763	$127,025	$136,584	$56,956	$35,767	$23,224
Originations	17,765	12,145	7,497	—	—	—
Purchases	3,322	15,000	28,739	20,974	35,795	22,102
Assumed in loan securitizations (note 19)	8,455	7,873	—	—	—	—
Amortization	(41,326)	(43,280)	(45,795)	(19,886)	(14,606)	(9,559)

	106,979	118,763	127,025	58,044	56,956	35,767
Valuation allowance	(22,000)	(6,000)	(10,050)	—	—	—

Ending balance, net	$84,979	$112,763	$116,975	$58,044	$56,956	$35,767

	Commercial Mortgage Loans			Total
For Year Ended December 31,	2008	2007	2006	2008	2007	2006
	(In thousands)

Beginning balance	$20,240	$20,721	$21,425	$195,959	$183,513	$181,233
Originations	10,606	4,564	4,949	28,371	16,709	12,446
Purchases	—	—	—	24,296	50,795	50,841
Assumed in loan securitizations (note 19)	—	—	—	8,455	7,873	—
Amortization	(4,510)	(5,045)	(5,653)	(65,722)	(62,931)	(61,007)

	26,336	20,240	20,721	191,359	195,959	183,513
Valuation allowance	—	—	—	(22,000)	(6,000)	(10,050)

Ending balance, net	$26,336	$20,240	$20,721	$169,359	$189,959	$173,463

Residential mortgage loans serviced for others totaled were $15.4 billion, $14.5 billion and $13.4 billion at December 31, 2008, 2007 and 2006, respectively. Small-balance commercial mortgage loans serviced for others were $5.9 billion, $4.9 billion and $3.3 billion at December 31, 2008, 2007 and 2006, respectively. Commercial mortgage loans serviced for others were $6.4 billion, $5.3 billion and $4.9 billion at December 31, 2008, 2007 and 2006, respectively.
During 2008, a provision for impairment of $16,000,000 was added to the valuation allowance for capitalized residential mortgage loan servicing assets because the carrying value of certain strata of capitalized servicing assets exceeded estimated fair value. During 2007 and 2006, $4,050,000 and $9,750,000, respectively, of the valuation allowance for capitalized residential mortgage loan servicing assets was reversed because of increases in the market value of certain strata of servicing assets relative to the amortized cost basis of the servicing assets in such strata. The estimated fair value of capitalized residential mortgage loan servicing assets was approximately $103 million at December 31, 2008 and $135 million at December 31, 2007. The fair value of capitalized residential mortgage loan servicing assets was estimated using weighted-average discount rates of 13.0% and 16.1% at December 31, 2008 and 2007, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2008 and 2007, the discount rate represented a weighted-average option-adjusted spread (“OAS”) of 832 basis points (hundredths of one percent) and 885 basis points, respectively, over market implied forward London Interbank Offered Rates. The estimated fair value of capitalized small-balance commercial mortgage loan servicing assets was approximately $74 million at December 31, 2008 and $70 million at December 31, 2007. The fair value of capitalized small-balance commercial loan servicing assets was estimated using weighted-average discount rates of 20.2% and 20.1% at December 31, 2008 and 2007,

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2008 and 2007, the discount rate represented a weighted-average OAS of 1,774 basis points and 1,600 basis points, respectively, over market implied forward London Interbank Offered Rates. The estimated fair value of capitalized residential and small-balance commercial mortgage loan servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The estimated fair value of capitalized commercial mortgage loans servicing assets was approximately $31 million and $25 million at December 31, 2008 and 2007, respectively. An 18% discount rate was used to estimate the fair value of capitalized commercial mortgage loan servicing rights at December 31, 2008 and 2007 with no prepayment assumptions because, in general, the servicing agreements allow the Company to share in customer loan prepayment fees and thereby recover the remaining carrying value of the capitalized servicing rights associated with such loan. The Company’s ability to realize the carrying value of capitalized commercial mortgage servicing rights is more dependent on the borrowers’ abilities to repay the underlying loans than on prepayments or changes in interest rates.
The key economic assumptions used to determine the fair value of capitalized servicing rights at December 31, 2008 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

		Small-Balance
	Residential	Commercial	Commercial

Weighted-average prepayment speeds	26.75%	18.36%
Impact on fair value of 10% adverse change	$(6,887,000)	$(2,960,000)
Impact on fair value of 20% adverse change	(12,924,000)	(5,650,000)
Weighted-average OAS	8.32%	17.74%
Impact on fair value of 10% adverse change	$(1,769,000)	$(2,601,000)
Impact on fair value of 20% adverse change	(3,452,000)	(5,009,000)
Weighted-average discount rate			18.00%
Impact on fair value of 10% adverse change			$(1,318,000)
Impact on fair value of 20% adverse change			(2,457,000)

8.	Goodwill and other intangible assets
In accordance with SFAS No. 142, the Company does not amortize goodwill associated with corporate acquisitions, however, core deposit and other intangible assets are amortized over the estimated life of each respective asset. Total amortizing intangible assets were comprised of the following:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

December 31, 2008
Core deposit	$637,823	$467,528	$170,295
Other	118,366	105,165	13,201

Total	$756,189	$572,693	$183,496

December 31, 2007
Core deposit	$637,803	$410,052	$227,751
Other	116,800	95,995	20,805

Total	$754,603	$506,047	$248,556

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of five to ten years. The weighted-average original amortization period was approximately eight years. The remaining weighted-average amortization period as of December 31, 2008 was approximately six years. Amortization expense for core deposit and other intangible assets was $66,646,000, $66,486,000 and $63,008,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense in future years for such intangible assets is as follows:

(In thousands)

Year ending December 31:
2009	$55,042
2010	43,091
2011	29,383
2012	22,168
2013	16,364
Later years	17,448

$183,496

Also in accordance with the provisions of SFAS No. 142, the Company completed annual goodwill impairment tests as of October 1, 2006, 2007 and 2008. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations, which has historically been the Company’s core relationship business reporting units. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The implied fair value of the goodwill was determined as the difference between the estimated incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. To test for goodwill impairment at each evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. The methodologies used to estimate fair values of reporting units as of the acquisition dates and as of the evaluation dates were similar. For the Company’s core customer relationship business reporting units, fair value was estimated as the present value of the expected future cash flows of the reporting unit. Based on the results of the goodwill impairment tests, the Company concluded that the amount of recorded goodwill was not impaired at the respective testing dates.
The following table presents a summary of goodwill assigned to each of the Company’s reportable segments for purposes of testing for impairment. Changes in goodwill amounts from December 31, 2007 to December 31, 2008 resulted primarily from the settlement of a tax contingency assumed in the Partners Trust acquisition.

	December 31,	December 31,
	2008	2007
	(In thousands)

Business Banking	$683,137	$683,761
Commercial Banking	885,290	886,006
Commercial Real Estate	274,506	274,799
Discretionary Portfolio	—	—
Residential Mortgage Banking	—	—
Retail Banking	974,602	977,274
All Other	374,593	374,593

Total	$3,192,128	$3,196,433

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

9.	Borrowings
The amounts and interest rates of short-term borrowings were as follows:

	Federal Funds
	Purchased
	and	Other
	Repurchase	Short-term
	Agreements	Borrowings	Total
	(Dollars in thousands)

At December 31, 2008
Amount outstanding	$970,529	$2,039,206	$3,009,735
Weighted-average interest rate	0.10%	0.36%	0.27%
For the year ended December 31, 2008
Highest amount at a month-end	$5,291,846	$2,039,206
Daily-average amount outstanding	4,652,388	1,433,734	$6,086,122
Weighted-average interest rate	2.15%	2.97%	2.34%
At December 31, 2007
Amount outstanding	$4,351,313	$1,470,584	$5,821,897
Weighted-average interest rate	3.12%	4.65%	3.50%
For the year ended December 31, 2007
Highest amount at a month-end	$4,351,313	$1,470,584
Daily-average amount outstanding	4,745,137	640,694	$5,385,831
Weighted-average interest rate	5.06%	5.31%	5.09%
At December 31, 2006
Amount outstanding	$2,531,684	$562,530	$3,094,214
Weighted-average interest rate	5.14%	5.30%	5.17%
For the year ended December 31, 2006
Highest amount at a month-end	$4,533,796	$980,361
Daily-average amount outstanding	3,888,739	640,893	$4,529,632
Weighted-average interest rate	5.01%	5.18%	5.03%

In general, federal funds purchased and short-term repurchase agreements outstanding at December 31, 2008 matured on the next business day following year-end. Other short-term borrowings at December 31, 2008 included $1.0 billion of secured borrowings from the Federal Reserve Bank of New York through their Term Auction Facility. Such borrowings mature during the first quarter of 2009. Other short-term borrowings at December 31, 2008 also included $1.0 billion of borrowings from the FHLB of New York that mature within one year. There were $820 million of similar borrowings from the FHLB of New York at December 31, 2007. Other short-term borrowings at December 31, 2007 included a $500 million revolving asset-backed structured borrowing with an unaffiliated conduit lender. That borrowing was paid off in December 2008. The remaining borrowings included in other short-term borrowings had original maturities of one year or less and included borrowings from the U.S. Treasury and others.
At December 31, 2008, the Company had lines of credit under formal agreements as follows:

			M&T
	M&T	M&T Bank	Bank, N.A.
	(In thousands)

Outstanding borrowings	$—	$9,007,002	$—
Unused	30,000	6,985,337	156,984

M&T has a revolving credit agreement with an unaffiliated commercial bank whereby M&T may borrow up to $30 million at its discretion through December 3, 2009. At December 31, 2008, M&T Bank had borrowing facilities available with the FHLBs whereby M&T Bank could borrow up to approximately $8.8 billion. Additionally, M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T, had available lines of credit with the Federal Reserve Bank of New York

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

totaling approximately $7.4 billion, under which there was $1.0 billion outstanding (included in short-term borrowings) at December 31, 2008 through the Term Auction Facility. There were no similar borrowings outstanding at December 31, 2007. M&T Bank and M&T Bank, N.A. are required to pledge loans and investment securities as collateral for these borrowing facilities.
Long-term borrowings were as follows:

	December 31,
	2008	2007
	(In thousands)

Subordinated notes of M&T Bank:
8% due 2010	$143,492	$137,680
3.85% due 2013, variable rate commenced in 2008	400,000	399,978
6.625% due 2017	440,569	399,111
5.585% due 2020, variable rate commencing 2015	361,529	356,574
5.629% due 2021, variable rate commencing 2016	590,723	514,832
Subordinated notes of M&T:
6.875% due 2009	100,560	102,238
Senior medium term notes — 6.5% due 2008	—	29,814
Senior notes of M&T — 5.375% due 2012	299,929	299,908
Advances from FHLB:
Variable rates	6,000,000	4,500,000
Fixed rates	1,007,584	1,197,212
Agreements to repurchase securities	1,625,001	1,625,001
Junior subordinated debentures associated with preferred capital securities of:
M&T Capital Trust I — 8.234%	154,640	154,640
M&T Capital Trust II — 8.277%	103,093	103,093
M&T Capital Trust III — 9.25%	67,734	68,059
M&T Capital Trust IV — 8.50%	350,010	—
First Maryland Capital I — Variable rate	144,750	144,201
First Maryland Capital II — Variable rate	142,649	141,986
BSB Capital Trust I — 8.125%	16,927	16,902
BSB Capital Trust III — Variable rate	15,464	15,464
Allfirst Asset Trust — Variable rate	102,108	101,952
Other	8,387	9,300

	$12,075,149	$10,317,945

The subordinated notes of M&T Bank are unsecured and are subordinate to the claims of depositors and other creditors of M&T Bank. The subordinated notes of M&T Bank due 2013 had a fixed rate of interest of 3.85% through March 2008 and bear a floating rate of interest thereafter until maturity in April 2013, at a rate equal to the three-month LIBOR plus 1.50%. The subordinated notes of M&T are unsecured and subordinate to the general creditors of M&T.
Long-term variable rate advances from the FHLB had contractual interest rates that ranged from 1.04% to 4.65% at December 31, 2008 and from 4.81% to 5.25% at December 31, 2007. The weighted-average contractual interest rates were 2.62% and 5.03% at December 31, 2008 and 2007, respectively. Long-term fixed-rate advances from the FHLB had contractual interest rates ranging from 4.23% to 7.32%. The weighted-average contractual interest rates payable were 5.13% and 5.18% at December 31, 2008 and 2007, respectively. Advances from the FHLB mature at various dates through 2035 and are secured by residential real estate loans, commercial real estate loans and investment securities.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Long-term agreements to repurchase securities had contractual interest rates that ranged from 3.91% to 5.14%. The weighted-average contractual interest rates were 4.21% at each of December 31, 2008 and 2007. The agreements outstanding at December 31, 2008 reflect various repurchase dates through 2017, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates.
M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III”) have issued fixed rate preferred capital securities aggregating $310 million. On January 31, 2008 M&T Capital Trust IV (“Trust IV”), a Delaware business trust, issued $350 million of 8.50% fixed rate Enhanced Trust Preferred Securities (“8.50% Enhanced Trust Preferred Securities”). First Maryland Capital I (“Trust V”) and First Maryland Capital II (“Trust VI”) have issued floating rate preferred capital securities aggregating $300 million. The distribution rates on the preferred capital securities of Trust V and Trust VI adjust quarterly based on changes in the three-month LIBOR and were 5.75% and 4.04%, respectively, at December 31, 2008 and 6.24% and 5.76%, respectively, at December 31, 2007. As a result of an acquisition in the fourth quarter of 2007, M&T assumed responsibility for $31.5 million of similar preferred capital securities previously issued by special-purpose entities consisting of $16.5 million of fixed rate preferred capital securities issued by BSB Capital Trust I (“Trust VII”) and $15 million of floating rate preferred capital securities issued by BSB Capital Trust III (“Trust VIII”). The distribution rate on the preferred capital securities of Trust VIII adjusts quarterly based on changes in the three-month LIBOR and was 8.17% at December 31, 2008 and 8.59% at December 31, 2007. Trust I, Trust II, Trust III, Trust IV, Trust V, Trust VI, Trust VII and Trust VIII are referred to herein collectively as the “Trusts.”
Other than the following payment terms (and the redemption and certain other terms described below), the preferred securities issued by the Trusts (“Capital Securities”) are substantially identical in all material respects:

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

The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities at December 31, 2008 and December 31, 2007 of Trust III, Trust V, Trust VI and Trust VII include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated Debentures of Trust V, Trust VI and Trust VIII were 5.75%, 4.04% and 8.17%, respectively, at December 31, 2008 and were 6.24%, 5.76% and 8.59%, respectively, at December 31, 2007.
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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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
Allfirst Preferred Capital Trust (“Allfirst Capital Trust”) has issued $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”). Allfirst Capital Trust is a Delaware business trust that was formed for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures of M&T and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T currently has outstanding $105.3 million aggregate liquidation amount Floating Rate Junior Subordinated Debentures due July 15, 2029 that are payable to Allfirst Asset Trust. The interest rates payable on such debentures were 6.18% and 6.67% at December 31, 2008 and 2007, respectively.
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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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
Long-term borrowings at December 31, 2008 mature as follows:

(In thousands)

Year ending December 31:
2009	$2,230,860
2010	2,377,896
2011	1,719,347
2012	1,543,525
2013	393,086
Later years	3,810,435

$12,075,149

10.	Stockholders’ equity
On December 23, 2008, M&T issued 600,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1 par value and $1,000 liquidation preference per share (“Series A Preferred Stock”) and a ten-year warrant to purchase up to 1,218,522 shares of M&T Common Stock, $.50 par value, for $600 million in cash as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). The cash proceeds were allocated between the Series A Preferred Stock and the warrant to purchase common stock based on the relative estimated fair values at the date of issuance. Dividends on the Series A Preferred Stock, if declared, will accrue and be paid quarterly at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The shares of Series A Preferred Stock have no stated maturity, do not have voting rights except in certain limited circumstances and are not subject to mandatory redemption or a sinking fund. The terms of the Series A Preferred Stock indicate that M&T cannot redeem the shares during the first three years except with the proceeds from a qualifying equity offering. Thereafter, the Series A Preferred Stock may be redeemed at liquidation preference plus accrued and unpaid dividends. M&T must provide at least 30 days and no more than 60 days notice to the holder of its intention to redeem the shares. In February 2009, legislation was signed that may result in changes in those terms. The Series A Preferred Stock has priority over M&T’s Common Stock with regard to the payment of dividends and liquidation distributions. The Series A Preferred Stock qualifies as Tier 1 capital. The strike price for the warrant is $73.86 per share. The agreement with the U.S. Treasury contains limitations on certain actions of M&T, including the payment of quarterly cash dividends on M&T’s common stock in excess of $.70 per share and the repurchase of its common stock during the first three years of the agreement. In addition, M&T agreed that, while the U.S. Treasury owns the Series A Preferred Stock, M&T’s employee benefit plans and other executive compensation arrangements for its senior executive officers must comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008.
During the year ended December 31, 2008, there were no dividends declared or paid on the Series A Preferred Stock. Cumulative but undeclared dividends were $667,000 at December 31, 2008.

11.	Stock-based compensation plans
The Company recognizes expense for stock-based compensation using the fair value method of accounting. Stock-based compensation expense recognized by the Company in 2008 was $50 million, and was $51 million in each of 2007 and 2006. The Company recognized $11 million, $12 million and $13 million in 2008, 2007 and 2006, respectively, of income tax benefits related to stock-based compensation.
The Company’s 2005 Incentive Compensation Plan allows for the issuance of various forms of stock-based compensation, including stock options, restricted stock and performance-based awards. Through December 31, 2008, only stock-based compensation awards, including stock options and

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

restricted stock, that vest with the passage of time as service is provided have been issued. The 2005 Incentive Compensation Plan allows for share grants not to exceed 6,000,000 shares of stock plus the shares that remained available for grant under a prior plan. At December 31, 2008 and 2007, respectively, there were 3,108,342 and 5,685,802 shares available for future grant.

Stock option awards
Stock options issued generally vest over four years and are exercisable over terms not exceeding ten years and one day. In 2005, the Company granted 125,600 options to substantially all employees who had not been previously receiving awards. The options granted under that award vested three years after grant date and are exercisable for a period of seven years thereafter.
The Company used an option pricing model to estimate the grant date present value of stock options granted. The weighted-average estimated grant date value per option was $15.85 in 2008, $28.59 in 2007 and $28.10 in 2006. The values were calculated using the following weighted-average assumptions: an option term of 6.5 years (representing the estimated period between grant date and exercise date based on historical data); a risk-free interest rate of 3.21% in 2008, 4.79% in 2007 and 4.28% in 2006 (representing the yield on a U.S. Treasury security with a remaining term equal to the expected option term); expected volatility of 21% in each of 2008 and 2007, and 24% in 2006 (based on historical volatility of M&T’s common stock price); and estimated dividend yields of 3.07% in 2008, 1.98% in 2007 and 1.65% in 2006 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date). Based on historical data and projected employee turnover rates, the Company reduced the estimated value of stock options for purposes of recognizing stock-based compensation expense by 7% in 2008, 2007, and 2006 to reflect the probability of forfeiture prior to vesting. Aggregate fair value of options expected to vest that were granted in 2008, 2007 and 2006 were $46 million, $48 million and $49 million, respectively.
A summary of stock option activity follows:

	Stock	Weighted-Average		Aggregate
	Options	Exercise	Life	Intrinsic Value
	Outstanding	Price	(In Years)	(In Thousands)

Outstanding at January 1, 2008	11,034,465	$88.95
Granted	2,903,721	91.12
Exercised	(538,134)	56.27
Expired	(185,749)	98.19
Cancelled	(184,904)	105.68

Outstanding at December 31, 2008	13,029,399	$90.42	5.8	$11,809

Exercisable at December 31, 2008	7,174,350	$80.50	3.9	$11,809

For 2008, 2007 and 2006, M&T received $25 million, $66 million and $68 million, respectively, in cash and realized $4 million, $17 million and $27 million, respectively, in tax benefits from the exercise of stock options. The intrinsic value of stock options exercised during those periods was $13 million, $55 million and $86 million, respectively. As of December 31, 2008, there was $39 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total grant date fair value of stock options vested during 2008, 2007 and 2006 was $36 million, $39 million and $37 million, respectively. Upon the exercise of stock options, the Company generally issues shares from treasury stock to the extent available, but may also issue new shares.

Restricted stock awards
Beginning in 2007, certain eligible employees of the Company could elect to receive all or a portion of their stock-based compensation awards in the form of restricted stock rather than stock options. Restricted stock awards vest over four years. Unrecognized compensation expense associated with restricted shares was $1 million as of December 31, 2008 and is expected to be recognized over a

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

weighted average period of 1.7 years. The Company generally will issue restricted shares from treasury stock to the extent available, but may also issue new shares. During 2008 and 2007, the number of shares of restricted stock issued was 37,747 and 15,083, respectively, with a weighted-average grant date fair value of $3,446,000 and $1,830,000, respectively.
A summary of restricted stock activity follows:

	Restricted	Weighted-
	Stock	Average
	Outstanding	Exercise Price

Unvested at January 1, 2008	14,232	$121.31
Granted	37,747	91.28
Vested	(2,246)	118.26
Cancelled	(4,029)	95.13

Unvested at December 31, 2008	45,704	$98.97

Stock purchase plan
The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock through accumulated payroll deductions. Shares of M&T common stock will be issued at the end of an option period, typically one year or six months. In connection with the employee stock purchase plan, 1,000,000 shares of M&T common stock were authorized for issuance, of which 395,332 shares have been issued. There were 2,377 shares issued in 2008, no shares were issued in 2007, and 102,400 shares were issued in 2006. For 2008 and 2006, respectively, M&T received $173,000 and $10 million in cash for shares purchased through the employee stock purchase plan.
Similar to the stock option plans, the Company used an option pricing model to estimate the grant date present value of purchase rights under the stock purchase plan. The estimated weighted-average grant date value per right was $12.79 in 2008, $15.04 in 2007 and $16.43 in 2006. Such values were calculated using the following weighted-average assumptions: a term of six months to one year (representing the period between grant date and exercise date); a risk-free interest rate of 2.05% in 2008, 4.39% in 2007 and 4.95% in 2006 (representing the yield on a U.S. Treasury security with a like term); expected volatility of 34% in 2008, 20% in 2007 and 14% in 2006 (based on historical volatility of M&T’s common stock price); and an estimated dividend yield of 3.84% in 2008, 2.63% in 2007 and 1.96% in 2006 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date).

Deferred bonus plan
The Company provides a deferred bonus plan pursuant to which eligible employees may elect to defer all or a portion of their current annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants could elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 54,782 and 56,630 at December 31, 2008 and 2007, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet. Through December 31, 2008, 105,486 shares have been issued in connection with the deferred bonus plan.

Directors’ stock plan
The Company maintains a compensation plan for non-employee members of the Company’s boards of directors and directors advisory councils that allows such members to receive all or a portion of their compensation in shares of M&T common stock. Through December 31, 2008 110,414 shares had been issued in connection with the directors’ stock plan.
Through an acquisition, the Company assumed an obligation to issue shares of M&T common stock related to a deferred directors compensation plan. Shares of common stock issuable under such

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

plan were 23,665 and 26,282 at December 31, 2008 and 2007, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet.

Management stock ownership program
Through an acquisition, M&T obtained loans that are secured by M&T common stock purchased by former executives of the acquired entity. At December 31, 2008 and 2007, the loan amounts owed M&T were less than the fair value of the financed stock purchased and totaled $4 million. Such loans are classified as a reduction of “additional paid-in capital” in the consolidated balance sheet. The amounts are due to M&T no later than October 5, 2010.

12.	Pension plans and other postretirement benefits
The Company provides pension (defined benefit and defined contribution plans) and other postretirement benefits (including defined benefit health care and life insurance plans) to qualified retired employees. The Company uses a December 31 measurement date for all of its plans.
Net periodic pension expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2008	2007	2006
	(In thousands)

Service cost	$19,409	$21,138	$22,224
Interest cost on benefit obligation	42,544	38,120	35,315
Expected return on plan assets	(46,092)	(40,152)	(38,784)
Amortization of prior service cost	(6,559)	(6,559)	(6,559)
Recognized net actuarial loss	3,942	5,993	8,045

Net periodic pension expense	$13,244	$18,540	$20,241

Net other postretirement benefits expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2008	2007	2006
	(In thousands)

Service cost	$559	$596	$573
Interest cost on benefit obligation	4,033	3,811	3,770
Amortization of prior service cost	275	170	170
Recognized net actuarial loss	42	359	270

Net other postretirement benefits expense	$4,909	$4,936	$4,783

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Data relating to the funding position of the defined benefit plans were as follows:

			Other
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$740,464	$654,712	$71,150	$64,323
Service cost	19,409	21,138	559	596
Interest cost	42,544	38,120	4,033	3,811
Plan participants’ contributions	—	—	2,639	2,552
Actuarial (gain) loss	(12,483)	17,006	(5,342)	444
Business combinations	—	42,055	—	8,579
Medicare Part D reimbursement	—	—	114	642
Benefits paid	(39,021)	(32,567)	(10,203)	(9,797)

Benefit obligation at end of year	750,913	740,464	62,950	71,150

Change in plan assets:
Fair value of plan assets at beginning of year	625,581	514,115	—	—
Actual return on plan assets	(179,523)	27,891	—	—
Employer contributions	143,634	68,665	7,450	6,603
Business combinations	—	47,477	—	—
Plan participants’ contributions	—	—	2,639	2,552
Medicare Part D reimbursement	—	—	114	642
Benefits and other payments	(39,021)	(32,567)	(10,203)	(9,797)

Fair value of plan assets at end of year	550,671	625,581	—	—

Funded status	$(200,242)	$(114,883)	$(62,950)	$(71,150)

Assets and liabilities recognized in the consolidated balance sheet were:
Net prepaid asset	$—	$1,044	$—	$—
Accrued liabilities	(200,242)	(115,927)	(62,950)	(71,150)

Amounts recognized in accumulated other comprehensive income (“AOCI”) were:
Net loss	$334,169	$124,871	$1,527	$6,946
Net prior service cost	(49,690)	(56,248)	485	761

Pre-tax adjustment to AOCI	284,479	68,623	2,012	7,707
Taxes	(111,373)	(26,832)	(788)	(3,013)

Net adjustment to AOCI	$173,106	$41,791	$1,224	$4,694

The Company has an unfunded supplemental pension plan for certain key executives. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan were $48,096,000 and $47,977,000, respectively, as of December 31, 2008 and $48,872,000 and $48,134,000, respectively, as of December 31, 2007.
The accumulated benefit obligation for all defined benefit pension plans was $740,825,000 and $732,502,000 at December 31, 2008 and 2007, respectively. As of December 31, 2008, all defined benefit pension plans had accumulated benefit obligations (including $47,977,000 related to the unfunded supplemental pension plan) in excess of plan assets. As of December 31, 2007, the accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $725,776,000 (including $48,134,000 related to the unfunded supplemental pension plan) and $617,811,000, respectively.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires that gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense be recognized as a component of other comprehensive income. As indicated in the preceding table, as of December 31, 2008 the Company recorded an additional minimum liability totaling $286,491,000 ($284,479,000 related to pension plans and $2,012,000 related to other postretirement benefits) with a corresponding reduction of stockholders’ equity, net of applicable deferred taxes, of $174,330,000. Of the $284,479,000 related to pension plans, $6,693,000 was related to unfunded nonqualified defined benefit plans. In aggregate, the benefit plans incurred losses during 2008 that resulted from actual experience differing from the assumptions utilized and from changes in actuarial assumptions. The main factor contributing to those losses was a negative return on assets in the qualified defined benefit pension plans of approximately $180 million as compared with an expected gain of approximately $46 million. As a result, the Company increased its minimum liability adjustment from that which was recorded at December 31, 2007 by $210,161,000 with a corresponding decrease to stockholders’ equity that, net of applicable deferred taxes, was $127,845,000. The table below reflects the changes in plan assets and benefit obligations recognized in other comprehensive income related to the Company’s postretirement benefit plans.

		Other
		Postretirement
	Pension Plans	Benefit Plans	Total
	(In thousands)

2008
Net loss (gain)	$213,239	$(5,378)	$207,861
Amortization of prior service (cost) credit	6,559	(275)	6,284
Amortization of (loss) gain	(3,942)	(42)	(3,984)

Total recognized in other comprehensive income, pre-tax	$215,856	$(5,695)	$210,161

2007
Net loss (gain)	$29,475	$484	$29,959
Amortization of prior service (cost) credit	6,559	(170)	6,389
Amortization of (loss) gain	(5,993)	(359)	(6,352)

Total recognized in other comprehensive income, pre-tax	$30,041	$(45)	$29,996

The following table reflects the amortization of amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit expense during 2009:

		Other
		Postretirement
	Pension Plans	Benefit Plans
	(In thousands)

Amortization of net prior service cost (credit)	$(6,559)	$243
Amortization of net loss	9,503	21

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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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
The Company also provides a qualified defined contribution pension plan to eligible employees who were not participants in the defined benefit pension plan as of December 31, 2005 and to other employees who have elected to participate in the defined contribution plan. The Company makes contributions to the defined contribution plan each year in an amount that is based on an individual participant’s total compensation (generally defined as total wages, incentive compensation, commissions and bonuses) and years of service. Participants do not contribute to the defined contribution pension plan. Pension expense recorded in 2008, 2007 and 2006 associated with the defined contribution pension plan was approximately $10 million, $8 million and $7 million, respectively.
The assumed weighted-average rates used to determine benefit obligations at December 31 were:

			Other
	Pension		Postretirement
	Benefits		Benefits
	2008	2007	2008	2007

Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of increase in future compensation levels	4.60%	4.60%	—	—

The assumed weighted-average rates used to determine net benefit expense for the years ended December 31 were:

				Other
	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.00%	5.75%	5.50%	6.00%	5.75%	5.50%
Long-term rate of return on plan assets	7.50%	8.00%	8.50%	—	—	—
Rate of increase in future compensation levels	4.60%	4.70%	4.90%	—	—	—

On December 1, 2007, pension and other benefit obligations were assumed as a result of the acquisition of Partners Trust. Initial liabilities and net costs were determined using a 6.00% discount rate and other assumptions as noted above. Partners Trust had previously frozen all pension benefit accruals and participation in its plan.
Weighted-average pension plan asset allocations based on the fair value of such assets at December 31, 2008 and 2007, and target allocations by asset category, are as follows:

	December 31		Target
	2008	2007	Allocation

Equity securities	50%	63%	55-75%
Debt securities	25	32	25-40
Other	25	5	0-15

Total	100%	100%

In light of unsettled market conditions at December 31, 2008, the qualified defined benefit pension plan held a larger portion of its assets in cash and short-term investments as compared with December 31, 2007 and the target allocation. The expected long-term rate of return assumption as of each measurement date was determined by taking into consideration asset allocations as of each such date, target allocations of assets, historical returns on the types of assets held and current economic

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

factors. The Company’s investment policy for determining the asset allocation targets was developed based on the desire to maximize total return while placing a strong emphasis on preservation of capital. In general, it is hoped that, in the aggregate, changes in the fair value of plan assets will be less volatile than similar changes in appropriate market indices. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. Furthermore, management regularly reviews the investment policy and may, if deemed appropriate, make changes to the target allocations presented above.
Pension plan assets included common stock of M&T with a fair value of $18,826,000 (3% of total plan assets) at December 31, 2008 and $26,749,000 (4% of total plan assets) at December 31, 2007. Pension plan assets also included American Depositary Shares of AIB (“AIB ADSs”) with a fair value of $661,000 and $6,478,000 at December 31, 2008 and 2007, respectively (see note 24).
The Company makes contributions to its funded qualified defined benefit pension plans as required by government regulation or as deemed appropriate by management after considering factors such as the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plans. Subject to the impact of actual events and circumstances that may occur in 2009, the Company may make contributions to the qualified defined benefit pension plans in 2009, but the amount of any such contribution has not yet been determined. No minimum contribution is required in 2009 under government regulations for the qualified defined benefit pension plans. The Company contributed $140 million to the qualified defined benefit pension plans in 2008 and $66 million in 2007. The Company regularly funds the payment of benefit obligations for the supplemental defined benefit pension and postretirement benefit plans because such plans do not hold assets for investment. Payments made by the Company for supplemental pension benefits were $3,634,000 and $2,665,000 in 2008 and 2007, respectively. Payments made by the Company for postretirement benefits were $7,450,000 and $6,603,000 in 2008 and 2007, respectively. Payments for supplemental pension and other postretirement benefits for 2009 are not expected to differ from those made in 2008 by an amount that will be material to the Company’s consolidated financial position.
Estimated benefits expected to be paid in future years related to the Company’s defined benefit pension and other postretirement benefits plans are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(In thousands)

Year ending December 31:
2009	$33,764	$6,551
2010	37,495	6,446
2011	40,078	6,335
2012	42,622	6,215
2013	44,146	6,127
2014 through 2018	272,140	28,917

For measurement of other postretirement benefits, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009. The rate was assumed to decrease gradually to 5% over 3 years and remain constant thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have had the following effects:

	+1%	-1%
	(In thousands)

Increase (decrease) in:
Service and interest cost	$192	$(172)
Accumulated postretirement benefit obligation	2,964	(2,656)

The Company has a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. Employee benefits expense resulting from the Company’s contributions to the RSP totaled $23,311,000, $21,749,000 and $21,152,000 in 2008, 2007 and 2006, respectively.

13.	Income taxes
The components of income tax expense (benefit) were as follows:

	Year Ended December 31
	2008	2007	2006
	(In thousands)

Current
Federal	$231,426	$321,604	$439,632
State and city	(30,514)	32,344	21,070

Total current	200,912	353,948	460,702

Deferred
Federal	(10,095)	(40,707)	(56,981)
State and city	(6,925)	(3,963)	(11,268)

Total deferred	(17,020)	(44,670)	(68,249)

Total income taxes applicable to pre-tax income	$183,892	$309,278	$392,453

Included above in total current income tax expense for 2008 is $40,028,000 of benefit from the resolution of previously uncertain tax positions related to the Company’s activities in various jurisdictions during the years 1999-2007.
The Company files a consolidated federal income tax return reflecting taxable income earned by all subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with generally accepted accounting principles, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2008, M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $79,121,000. No actions are planned that would cause this reserve to become wholly or partially taxable.
Income taxes attributable to gains or losses on bank investment securities were benefits of $57,859,000 and $49,308,000 in 2008 and 2007, respectively, and an expense of $976,000 in 2006. No alternative minimum tax expense was recognized in 2008, 2007 or 2006.
Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year Ended December 31
	2008	2007	2006
	(In thousands)

Income taxes at statutory rate	$258,923	$337,238	$431,075
Increase (decrease) in taxes:
Tax-exempt income	(31,668)	(30,149)	(31,222)
State and city income taxes, net of federal income tax effect	(24,335)	18,448	6,371
Low income housing credits	(21,170)	(19,092)	(16,812)
Other	2,142	2,833	3,041

	$183,892	$309,278	$392,453

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2008	2007	2006
	(In thousands)

Losses on loans and other assets	$389,177	$333,705	$302,061
Postretirement and other employee benefits	43,874	46,619	42,348
Incentive compensation plans	28,489	31,730	28,737
Interest on loans	38,835	32,587	23,399
Retirement benefits	62,185	28,912	40,600
Stock-based compensation	58,837	52,841	45,729
Unrealized investment losses	331,616	12,836	23,173
Depreciation and amortization	10,141	7,163	8,324
Capitalized servicing rights	3,243	—	—
Other	28,478	38,249	20,526

Gross deferred tax assets	994,875	584,642	534,897

Leasing transactions	(316,444)	(313,812)	(317,854)
Capitalized servicing rights	—	(7,133)	(6,031)
Interest on subordinated note exchange	(16,264)	(17,118)	(21,093)
Other	(9,691)	(10,791)	(12,191)

Gross deferred tax liabilities	(342,399)	(348,854)	(357,169)

Net deferred tax asset	$652,476	$235,788	$177,728

The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.
The income tax credits shown in the statement of income of M&T in note 26 arise principally from operating losses before dividends from subsidiaries.
The adoption of FIN No. 48 as of January 1, 2007 did not result in any change to the Company’s liability for uncertain tax positions as of that date. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2007 and 2008 follows:

	Federal,		Unrecognized
	State and	Accrued	Income Tax
	Local Tax	Interest	Benefits
	(In thousands)

Gross unrecognized tax benefits at January 1, 2007	$96,979	$14,287	$111,266
Increases in unrecognized tax benefits as a result of tax positions taken during 2007	17,760	—	17,760
Increases in unrecognized tax benefits as a result of tax positions taken during prior years	—	10,571	10,571
Elimination of unrecognized tax benefits as a result of the conclusion of litigation with a taxing authority	(1,885)	(634)	(2,519)
Unrecognized tax benefits acquired in a business combination	7,190	2,144	9,334

Gross unrecognized tax benefits at December 31, 2007	120,044	26,368	146,412
Increases in unrecognized tax benefits as a result of tax positions taken during 2008	2,405	—	2,405
Increases in unrecognized tax benefits as a result of tax positions taken during prior years	—	15,837	15,837
Decreases in unrecognized tax benefits as a result of tax positions taken during prior years	(52,399)	(15,533)	(67,932)
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(31,763)	(9,116)	(40,879)

Gross unrecognized tax benefits at December 31, 2008	$38,287	$17,556	55,843

Less: Federal, state and local income tax benefits			(16,461)

Net unrecognized tax benefits at December 31, 2008 that, if recognized, would impact the effective income tax rate			$39,382

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the consolidated statement of income. The balance of accrued interest at December 31, 2008 is included in the table above. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should determinations rendered by tax authorities ultimately indicate that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Under statute, the Company’s federal income tax returns for the years 2005-2007 could be adjusted by the Internal Revenue Service (“IRS”), although examinations for those tax years have been concluded. The Company is appealing the sole issue raised by the IRS in its examination of 2007 and would anticipate that any settlement or resolution within the next twelve months would not impact the effective tax rate. The Company also files income tax returns in over forty state and local jurisdictions. Substantially all material state and local matters have been concluded for years through 2001. Some tax returns for years after 2001 are presently under examination. It is not reasonably possible to estimate when any of those examinations will be completed or if others will be commenced.

14.	Earnings per common share

The computations of basic earnings per common share follow:

	Year Ended December 31
	2008	2007	2006
	(In thousands, except per share)

Income available to common stockholders:
Net income	$555,887	$654,259	$839,189
Less: Preferred stock dividends undeclared	(667)	—	—
Amortization of preferred stock discount	(124)	—	—

Net income available to common stockholders	555,096	654,259	839,189
Weighted-average shares outstanding (including common stock issuable)	110,211	108,129	111,173
Basic earnings per common share	$5.04	$6.05	$7.55

The computations of diluted earnings per common share follow:

	Year Ended December 31
	2008	2007	2006
	(In thousands, except per share)

Income available to common stockholders	$555,096	$654,259	$839,189
Weighted-average shares outstanding	110,211	108,129	111,173
Plus: incremental shares from assumed conversion of stock-based compensation awards	693	1,883	2,745

Adjusted weighted-average shares outstanding	110,904	110,012	113,918
Diluted earnings per common share	$5.01	$5.95	$7.37

Options to purchase approximately 10,082,000, 3,667,000 and 2,063,000 common shares during 2008, 2007 and 2006, respectively, were not included in the computations of diluted earnings per common share because the effect on those years would be antidilutive.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

15.	Comprehensive income
The following table displays the components of other comprehensive income:

	Before-tax	Income
	Amount	Taxes	Net
	(In thousands)

For the year ended December 31, 2008
Unrealized losses on available for sale (“AFS”) investment securities:
Unrealized holding losses	$(1,001,417)	$331,461	$(669,956)
Add: transfer of investment securities from AFS to held to maturity (“HTM”)	86,943	(20,972)	65,971
Less: reclassification adjustment for losses recognized in net income	(180,274)	10,863	(169,411)

	(734,200)	299,626	(434,574)
Unrealized holding losses on investment securities transferred from AFS to HTM:
Unrealized holding losses transferred	(86,943)	20,972	(65,971)
Less: Amortization of unrealized holding losses to income	(5,101)	1,818	(3,283)

	(81,842)	19,154	(62,688)

Net unrealized losses on investment securities	(816,042)	318,780	(497,262)
Cash flow hedges:
Unrealized losses on terminated cash flow hedges	(20,225)	7,887	(12,338)
Reclassification of losses on terminated cash flow hedges to income	25,234	(9,848)	15,386

	5,009	(1,961)	3,048
Defined benefit plan liability adjustment	(210,161)	82,316	(127,845)

	$(1,021,194)	$399,135	$(622,059)

For the year ended December 31, 2007
Unrealized losses on AFS investment securities:
Unrealized holding losses	$(149,854)	$38,971	$(110,883)
Less: reclassification adjustment for losses recognized in net income	(126,096)	49,308	(76,788)

	(23,758)	(10,337)	(34,095)
Unrealized losses on cash flow hedges	(14,696)	5,765	(8,931)
Defined benefit plan liability adjustment	(29,996)	11,774	(18,222)

	$(68,450)	$7,202	$(61,248)

For the year ended December 31, 2006
Unrealized gains on AFS investment securities:
Unrealized holding gains	$33,939	$(9,084)	$24,855
Less: reclassification adjustment for gains realized in net income	2,566	(976)	1,590

	31,373	(8,108)	23,265
Minimum pension liability adjustment	50,708	(19,776)	30,932

	$82,081	$(27,884)	$54,197

As described in note 3, during the third quarter of 2008 the Company transferred private collateralized mortgage obligations having a fair value of $298 million and a cost basis of $385 million from its available-for-sale investment securities portfolio to the held-to-maturity portfolio.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

		Cash	Defined
	Investment	Flow	Benefit
	Securities	Hedges	Plans	Total
	(In thousands)

Balance at January 1, 2006	$(48,576)	$—	$(49,354)	$(97,930)
Net gain (loss) during 2006	23,265	—	30,932	54,197
Change in accounting for defined benefit plans (note 12)	—	—	(9,841)	(9,841)

Balance at December 31, 2006	(25,311)	—	(28,263)	(53,574)
Net gain (loss) during 2007	(34,095)	(8,931)	(18,222)	(61,248)

Balance at December 31, 2007	(59,406)	(8,931)	(46,485)	(114,822)
Net gain (loss) during 2008	(497,262)	3,048	(127,845)	(622,059)

Balance at December 31, 2008	$(556,668)	$(5,883)	$(174,330)	$(736,881)

16.	Other income and other expense
The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either “other revenues from operations” or “other costs of operations” in the consolidated statement of income:

	Year Ended December 31
	2008	2007	2006
	(In thousands)

Other income:
Bank owned life insurance	$49,006	$46,723	$52,690
Credit-related fee income	55,293
Other expense:
Professional services	112,632	95,912	85,421
Amortization of capitalized servicing rights	65,722	62,931	61,007

17.	International activities
The Company engages in certain international activities consisting largely of collecting Eurodollar deposits, engaging in foreign currency trading, providing credit to support the international activities of domestic companies and holding certain loans to foreign borrowers. Net assets identified with international activities amounted to $98,767,000 and $119,930,000 at December 31, 2008 and 2007, respectively. Such assets included $91,472,000 and $106,816,000, respectively, of loans to foreign borrowers. Deposits at M&T Bank’s offshore branch office were $4,047,986,000 and $5,856,427,000 at December 31, 2008 and 2007, respectively. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable.

18.	Derivative financial instruments
As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of December 31, 2008.
The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges as defined in SFAS No. 133. Fair value hedges are intended to protect against exposure to changes in the fair value of designated assets or liabilities. Cash

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

flow hedges are intended to protect against the variability of cash flows associated with designated assets or liabilities.
Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-		Estimated Fair
	Notional	Average	Average Rate		Value-Gain
	Amount	Maturity	Fixed	Variable	(Loss)
	(In thousands)	(In years)			(In thousands)

December 31, 2008
Fair value hedges:
Fixed rate time deposits(a)	$70,000	6.1	5.14%	2.04%	$2,300
Fixed rate long-term borrowings(a)	1,037,241	7.5	6.33%	4.28%	143,811

	$1,107,241	7.4	6.25%	4.14%	$146,111

December 31, 2007
Fair value hedges:
Fixed rate time deposits(a)	$205,000	4.0	4.80%	4.96%	$1,417
Fixed rate long-term borrowings(a)	637,241	7.6	6.14%	6.48%	15,092

	842,241	6.7	5.81%	6.11%	16,509

Cash flow hedge:
Variable rate long-term borrowings(b)	1,500,000	1.3	4.80%	5.10%	(16,690)

	$2,342,241	3.2	5.17%	5.47%	$(181)

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

(b)	Under the terms of these agreements, the Company receives settlement amounts at a variable rate and pays at a fixed rate.

The estimated fair value of interest rate swap agreements represents the amount the Company would have expected to receive (pay) to terminate such contracts. The estimated fair value of such swap agreements included gross unrealized gains of $146,111,000 and $16,513,000 at December 31, 2008 and 2007, respectively, and gross unrealized losses of $16,694,000 at December 31, 2007. There were no similar unrealized losses at December 31, 2008. At December 31, 2008 and 2007, the estimated fair values of interest rate swap agreements designated as fair value hedges were substantially offset by unrealized gains and losses resulting from changes in the fair values of the hedged items. At December 31, 2008 the Company’s credit exposure with respect to the $146,111,000 estimated fair value of its interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparties as well as counterparty postings of $75 million of cash collateral with the Company. The Company does not offset fair value amounts for interest rate swap agreements subject to master netting arrangements or for posted cash collateral.
In response to changes in its interest rate risk profile, during 2008 the Company terminated interest rate swap agreements with a notional amount of $1.5 billion that had originally been entered into as cash flow hedges of variable rate long-term borrowings. The Company recognized a $37 million loss as a result of the termination. At December 31, 2008 remaining unamortized losses of $11 million from the termination, offset by $2 million of unamortized gains related to terminated swap agreements that had been entered into as a cash flow hedge in anticipation of the Company issuing a long-term borrowing in 2007, were reflected in “accumulated other comprehensive income” in the consolidated balance sheet. The remaining net unrealized losses will be amortized over the original hedge periods as an adjustment to interest expense associated with the previously hedged long-term borrowings.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The notional amount of interest rate swap agreements entered into for risk management purposes that were outstanding at December 31, 2008 mature as follows:

(In thousands)

Year ending December 31:
2009	$—
2010	147,241
2011	—
2012	—
2013	—
Later years	960,000

$1,107,241

The net effect of interest rate swap agreements was to increase net interest income by $15,857,000 in 2008 and to decrease net interest income by $2,556,000 in 2007 and $4,281,000 in 2006. The average notional amounts of interest rate swap agreements impacting net interest income that were entered into for interest rate risk management purposes were $1,269,017,000 in 2008, $1,410,542,000 in 2007 and $774,268,000 in 2006. The amount of hedge ineffectiveness recognized in 2008, 2007 and 2006 was not material to the Company’s results of operations.
The Company utilizes commitments to sell residential and commercial real estate loans to hedge the exposure to changes in the fair value of real estate loans held for sale. Such commitments have been designated as fair value hedges. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale, and commitments to sell loans were approximately $9 million at December 31, 2008, compared with net unrealized pre-tax losses of $7 million at December 31, 2007. Changes in unrealized gains or losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.
Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values and estimated fair value net gains of $14.6 billion and $31,559,000, respectively, at December 31, 2008 and notional values and estimated fair value net gains of $11.7 billion and $24,606,000, respectively, at December 31, 2007. Foreign exchange and other option and futures contracts totaled approximately $713 million and $801 million at December 31, 2008 and 2007, respectively. Such contracts were valued at a net loss of $523,000 and a net gain of $686,000 at December 31, 2008 and 2007, respectively. Trading account assets and liabilities are recorded in the consolidated balance sheet at estimated fair value. The following table includes information about the estimated fair value of derivative financial instruments used for trading purposes:

	2008	2007
	(In thousands)

December 31:
Gross unrealized gains	$552,115	$168,317
Gross unrealized losses	521,079	143,025
Year ended December 31:
Average gross unrealized gains	$250,799	$94,475
Average gross unrealized losses	221,399	75,108

Net gains realized from derivative financial instruments used for trading purposes were $17,321,000, $12,152,000 and $14,800,000 in 2008, 2007 and 2006, respectively.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

19.	Variable interest entities and asset securitizations

Variable interest entities
Variable interest entities in which the Company holds a significant variable interest are described below.
M&T has a variable interest in a trust that holds AIB ADSs for the purpose of satisfying options to purchase such shares for certain employees. The trust purchased the AIB ADSs with the proceeds of a loan from an entity subsequently acquired by M&T. Proceeds from option exercises and any dividends and other earnings on the trust assets are used to repay the loan plus interest. Option holders have no preferential right with respect to the trust assets and the trust assets are subject to the claims of M&T’s creditors. The trust has been included in the Company’s consolidated financial statements. As a result, included in investment securities available for sale were 591,813 AIB ADSs with a carrying value of approximately $3 million at December 31, 2008, compared with 602,088 AIB ADSs with a carrying value of approximately $14 million at December 31, 2007. Outstanding options granted to employees who have continued service with M&T totaled 304,210 and 329,810 at December 31, 2008 and 2007, respectively. All outstanding options were fully vested and exercisable at both December 31, 2008 and 2007. The options expire at various dates through June 2012. The AIB ADSs are included in available for sale investment securities and have a fair value of $3 million and an amortized cost of $13 million at December 31, 2008.
As described in note 9, M&T has issued junior subordinated debentures payable to the Trusts and the Allfirst Asset Trust and owns the common securities of those entities. The Trusts and the Allfirst Asset Trust are not included in the Company’s consolidated financial statements because the Company is not considered to be the primary beneficiary of those entities. Accordingly, at December 31, 2008 and 2007, the Company included the Junior Subordinated Debentures payable to the Trusts and the Floating Rate Junior Subordinated Debentures payable to the Allfirst Asset Trust as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $31 million in other assets for its “investment” in the common securities of the Trusts and Allfirst Asset Trust that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 9.
The Company has invested as a limited partner in various real estate partnerships that collectively had total assets of approximately $593 million and $342 million at December 31, 2008 and 2007, respectively. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $188 million, including $64 million of unfunded commitments, at December 31, 2008 and $146 million, including $34 million of unfunded commitments, at December 31, 2007. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. In accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.
M&T Auto Receivables I, LLC was a special purpose subsidiary of M&T Bank formed in 2002 for the purpose of borrowing $500 million in a revolving asset-backed structured borrowing with an unaffiliated conduit lender. In the fourth quarter of 2008, the borrowing was paid in full. The revolving asset-backed structured borrowing was secured by automobile loans and other assets transferred to the special purpose subsidiary by M&T Bank or other of its subsidiaries that totaled $557 million at December 31, 2007. The activities of M&T Auto Receivables I, LLC were generally restricted to purchasing and owning automobile loans for the purpose of securing this revolving borrowing arrangement. The assets and liabilities of M&T Auto Receivables I, LLC were included in the Company’s consolidated balance sheet at December 31, 2007.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Securitizations
In 2008 and 2007, the Company securitized approximately $875 million and $948 million, respectively, of one-to-four family residential mortgage loans in guaranteed mortgage securitizations with Fannie Mae. The Company recognized no gain or loss on the transactions as it retained all of the resulting securities. Such securities were classified as investment securities available for sale. The Company expects no material credit-related losses on the retained securities as a result of the guarantees by Fannie Mae.
In prior years, the Company transferred approximately $1.9 billion of one-to-four family residential mortgage loans to qualified special purpose trusts in non-recourse securitization transactions. In exchange for the loans, the Company received cash, no more than 88% of the resulting securities, and the servicing rights to the loans. All of the retained securities were classified as investment securities available for sale. The qualified special purpose trusts are not included in the Company’s consolidated financial statements. Because the transactions were non-recourse, the Company’s maximum exposure to loss as a result of its association with the trusts is limited to realizing the carrying value of the retained securities and servicing rights. The combined outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trusts was $540 million at December 31, 2008 and $631 million at December 31, 2007. The principal amount of such securities held by the Company was $460 million and $539 million at December 31, 2008 and 2007, respectively. At each of December 31, 2008 and 2007, loans of the trusts that were 30 or more days delinquent totaled $15 million. Credit losses, net of recoveries, for the trusts in 2008 and 2007 were insignificant. There were no significant repurchases of delinquent or foreclosed loans from the trusts by the Company in 2008 or 2007. The Company has not provided financial or other support to the trusts during 2008 or 2007 that was not contractually required. Certain cash flows between the Company and the trusts were as follows:

	Year Ended December 31
	2008	2007
	(In thousands)

Principal and interest payments on retained securities	$109,779	$124,469
Servicing fees received	1,571	1,864

A summary of the fair values of retained subordinated interests resulting from the Company’s residential mortgage loan securitization activities follows. Although the estimated fair values of the retained subordinated interests were obtained from independent pricing sources, the Company has modeled the sensitivity of such fair values to changes in certain assumptions as summarized in the table below. These calculated sensitivities are hypothetical and actual changes in the fair value may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair values is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous. The hypothetical effect of adverse changes on the Company’s retained capitalized servicing assets at December 31, 2008 is included in note 7.

		Weighted-	Weighted-	Annual
		Average	Average	Expected
	Fair	Prepayment	Discount	Credit
	Value	Speed	Rate	Defaults
	(Dollars in thousands)

Retained subordinated interests:
As of securitization date	$91,705	23.81%	7.68%	.09%
As of December 31, 2008	39,155	14.91%	12.24%	.12%

Impact on fair value of 10% adverse change		$(361)	$(1,392)	$(47)
Impact on fair value of 20% adverse change		(750)	(2,690)	(107)

The subordinated retained securities do not have pro rata participation in loan principal prepayments for the first seven years of each securitization. The assumed weighted-average discount rate is 627 basis points higher than the weighted-average coupon of the underlying mortgage loans at December 31, 2008.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

20.	Fair value of financial instruments
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for fair value measurements of certain of its financial instruments. The provisions of SFAS No. 157 that pertain to measurement of non-financial assets and liabilities have been deferred by the Financial Accounting Standards Board (“FASB”) until 2009.
The provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permit an entity to choose to measure eligible financial instruments and other items at fair value, also became effective January 1, 2008. The Company has not made any fair value elections under SFAS No. 159 as of December 31, 2008.
The definition of fair value is clarified by SFAS No. 157 to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 established a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability.

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

Investment securities available for sale
The majority of the Company’s available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2. Certain investments in mutual funds and equity securities are actively traded and therefore have been classified as Level 1 valuations. Due to the severe disruption in the credit markets during the second half of 2008, trading activity in privately issued mortgage-backed securities was very limited. The markets for such securities were generally characterized by a sharp reduction to total cessation of non-agency mortgage-backed securities issuances, a significant reduction in trading volumes and extremely wide bid-ask spreads, all driven by

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

the lack of market participants. Although estimated prices were generally obtained for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. Because of the inactivity in the markets and the lack of observable valuation inputs, the Company transferred $2.2 billion of its privately issued mortgage-backed securities portfolio from Level 2 to Level 3 valuations during the quarter ended September 30, 2008. Offsetting this transfer-in to Level 3, were certain privately issued mortgage-backed securities securitized by Bayview Financial with a fair value of $298 million that were transferred from the Company’s available-for-sale portfolio to its held-to-maturity portfolio during the quarter ended September 30, 2008, and thus are no longer measured at fair value. The aforementioned disruption in the credit markets persisted during the fourth quarter of 2008, causing the Company to again classify the valuation of its privately issued mortgage-backed securities portfolio as Level 3 at December 31, 2008. To supplement its determination of fair value for privately issued mortgage-backed securities the Company obtained pricing indications from two independent sources at December 31, 2008. To assess the reasonableness of the valuations received from independent parties, the Company also performed internal modeling to estimate the cash flows and fair value of many of its privately issued mortgage-backed securities at December 31, 2008. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions of loan level cash flows, including estimates about the timing and amount of credit losses and prepayments. In valuing investment securities at December 31, 2008, the Company considered the results of its modeling and the values provided by the independent parties, but generally used an average of the estimated fair values obtained from the two independent parties for most of its privately issued mortgage-backed securities. Privately issued mortgage-backed securities constituted $2.4 billion of the $2.5 billion of available for sale investment securities classified as Level 3 valuations as of December 31, 2008.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

ascribed to the expected net future servicing cash flows is also considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.

Interest rate swap agreements used for interest rate risk management
The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. The Company generally determines the fair value of its interest rate swap agreements using externally developed pricing models based on market observable inputs and therefore classifies such valuations as Level 2. The Company has considered counterparty credit risk in the valuation of its interest rate swap assets and has considered its own credit risk in the valuation of its interest rate swap liabilities.

A summary of assets and liabilities at December 31, 2008 measured at estimated fair value on a recurring basis were as follows:

	Fair Value
	Measurements at
	December 31,
	2008	Level 1	Level 2	Level 3
	(Dollars in thousands)

Trading account assets	$617,821	46,142	571,679	—
Investment securities available for sale	6,850,193	297,231	4,090,450	2,462,512
Real estate loans held for sale	507,971	—	507,971	—
Other assets(a)	164,433	—	153,179	11,254

Total assets	$8,140,418	343,373	5,323,279	2,473,766

Trading account liabilities	$521,079	14,193	506,886	—
Other liabilities(a)	25,468	—	22,480	2,988

Total liabilities	$546,547	14,193	529,366	2,988

(a)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2008 were as follows:

	Investment
	Securities		Other Assets
	Available		and Other
	for Sale		Liabilities
	(In thousands)

Balance — January 1, 2008	$1,313,821		2,654
Total realized/unrealized gains (losses):
Included in earnings	(23,896	)(a)	31,356	(b)
Included in other comprehensive income	(420,215)		—
Purchases, sales, issuances and settlements, net	(243,607)		—
Transfers in and/or out of Level 3	1,836,409		(25,744)

Balance — December 31, 2008	$2,462,512		8,266

Changes in unrealized gains (losses) included in earnings for the year ended December 31, 2008 related to assets and liabilities still recorded on the balance sheet at December 31, 2008	$(23,896)		8,266	(b)

(a)	Reported as gain (loss) on bank investment securities in the consolidated statement of income.

(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements in accordance with GAAP.

Loans
Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with SFAS No. 114 when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $420 million at December 31, 2008, $238 million and $182 million of which were classified as Level 2 and Level 3, respectively. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on December 31, 2008 were decreases of $166 million for the year ended December 31, 2008.

Capitalized servicing rights
Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment to FASB Statement No. 140,” the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. At December 31, 2008, $50 million of capitalized servicing rights had a carrying value equal to their fair value. Changes in fair value of capitalized servicing rights recognized for the year ended December 31, 2008 were a decrease of $16 million.

Disclosures of fair value of financial instruments
SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the estimated fair value of financial instruments. With the exception of marketable securities, certain off-balance sheet financial instruments and one-to-four family residential mortgage loans originated for sale, the Company’s financial instruments are not readily marketable and market prices do not exist. The Company, in attempting to comply with the provisions of SFAS No. 107, has not attempted to market its financial instruments to potential buyers, if any exist. Since negotiated prices in illiquid markets depend greatly upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

in a short period of time. Additional information about the assumptions and calculations utilized is presented below.

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	December 31, 2008		December 31, 2007
	Carrying	Calculated	Carrying	Calculated
	Amount	Estimate	Amount	Estimate
	(In thousands)

Financial assets:
Cash and cash equivalents	$1,568,151	$1,568,151	$1,767,547	$1,767,547
Interest-bearing deposits at banks	10,284	10,284	18,431	18,431
Trading account assets	617,821	617,821	281,244	281,244
Agreements to resell securities	90,000	90,000	—	—
Investment securities	7,919,207	7,828,121	8,961,998	8,963,807
Loans and leases:
Commercial loans and leases	14,261,882	14,137,805	13,105,721	12,853,794
Commercial real estate loans	18,837,665	18,210,209	17,428,415	17,240,527
Residential real estate loans	4,904,424	4,249,137	6,190,138	6,081,245
Consumer loans and leases	10,996,492	10,849,635	11,297,288	11,070,641
Allowance for credit losses	(787,904)	—	(759,439)	—

Loans and leases, net	48,212,559	47,446,786	47,262,123	47,246,207
Accrued interest receivable	222,073	222,073	285,601	285,601
Financial liabilities:
Noninterest-bearing deposits	$(8,856,114)	$(8,856,114)	$(8,131,662)	$(8,131,662)
Savings deposits and NOW accounts	(20,630,226)	(20,630,226)	(16,609,518)	(16,609,518)
Time deposits	(9,046,937)	(9,108,821)	(10,668,581)	(10,710,920)
Deposits at foreign office	(4,047,986)	(4,047,986)	(5,856,427)	(5,856,427)
Short-term borrowings	(3,009,735)	(3,009,735)	(5,821,897)	(5,821,897)
Long-term borrowings	(12,075,149)	(11,104,337)	(10,317,945)	(10,278,365)
Accrued interest payable	(142,456)	(142,456)	(190,913)	(190,913)
Trading account liabilities	(521,079)	(521,079)	(143,025)	(143,025)
Other financial instruments:
Commitments to originate real estate loans for sale	$8,144	$8,144	$1,691	$1,691
Commitments to sell real estate loans	(15,477)	(15,477)	(9,776)	(9,776)
Other credit-related commitments	(51,361)	(51,361)	(45,515)	(45,515)
Interest rate swap agreements used for interest rate risk management	146,111	146,111	(181)	(181)

The following assumptions and methods or calculations were used in determining the estimated fair value of financial instruments not measured at fair value in the consolidated balance sheet.

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

Investment securities
Estimated fair values of investments in readily marketable securities were generally based on quoted market prices. Investment securities that were not readily marketable were assigned amounts based on estimates provided by outside parties or modeling techniques that relied upon discounted calculations of projected cash flows or, in the case of other investment securities, which include capital stock of the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York, at an amount equal to the carrying amount.

Loans and leases
In general, discount rates used to calculate values for loan products were based on the Company’s pricing at the respective year end and included appropriate adjustments for expected credit losses. A higher discount rate was assumed with respect to estimated cash flows associated with nonaccrual loans. Projected loan cash flows were adjusted for estimated credit losses. However, such estimates made by the Company may not be indicative of assumptions and adjustments that a purchaser of the Company’s loans and leases would seek.

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

Long-term borrowings
The amounts assigned to long-term borrowings were based on quoted market prices, when available, or were based on discounted cash flow calculations using prevailing market interest rates for borrowings of similar terms and credit risk.

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

Other commitments and contingencies
As described in note 21, in the normal course of business, various commitments and contingent liabilities are outstanding, such as loan commitments, credit guarantees and letters of credit. The Company’s

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

pricing of such financial instruments is based largely on credit quality and relationship, probability of funding and other requirements. Loan commitments often have fixed expiration dates and contain termination and other clauses which provide for relief from funding in the event of significant deterioration in the credit quality of the customer. The rates and terms of the Company’s loan commitments, credit guarantees and letters of credit are competitive with other financial institutions operating in markets served by the Company. The Company believes that the carrying amounts, which are included in other liabilities, are reasonable estimates of the fair value of these financial instruments.

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

21.	Commitments and contingencies
In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	December 31
	2008	2007
	(In thousands)

Commitments to extend credit
Home equity lines of credit	$5,972,541	$5,937,903
Commercial real estate loans to be sold	252,559	96,995
Other commercial real estate and construction	2,238,464	2,869,961
Residential real estate loans to be sold	870,578	492,375
Other residential real estate	211,705	425,579
Commercial and other	6,666,988	7,346,790
Standby letters of credit	3,886,396	3,691,971
Commercial letters of credit	45,503	34,105
Financial guarantees and indemnification contracts	1,546,873	1,318,733
Commitments to sell real estate loans	1,306,041	946,457

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
Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae DUS program. Under this program, the Company’s maximum credit risk associated with loans sold with recourse at December 31, 2008 and 2007 totaled $1.2 billion and $1.0 billion, respectively.
Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.
The Company utilizes commitments to sell real estate loans to hedge exposure to changes in the fair value of real estate loans held for sale. Such commitments are considered derivatives in accordance with SFAS No. 133 and along with commitments to originate real estate loans to be held for sale are generally recorded in the consolidated balance sheet at estimated fair market value. Until January 1, 2008, in estimating that fair value for commitments to originate loans for sale, value ascribable to cash flows to be realized in connection with loan servicing activities was not included. Value ascribable to that portion of cash flows was recognized at the time the underlying mortgage loans were sold. Effective January 1, 2008, the Company adopted the provisions of SAB No. 109 issued by the SEC, which reversed previous conclusions expressed by the SEC staff regarding written loan commitments that are accounted for at fair value through earnings. Specifically, the SEC staff now believes that the expected net future cash flows related to the associated servicing of the loan should be included in the fair value measurement of the derivative loan commitment. In accordance with SAB No. 105 the Company had not included such amount in the value of loan commitments accounted for as derivatives at December 31, 2007. As a result of the Company’s adoption of required changes in accounting pronouncements on January 1, 2008, there was an acceleration of the recognition of mortgage banking revenues of approximately $9 million in 2008. If not for the changes in accounting pronouncements, those revenues would have been recognized later in 2009 when the underlying loans were sold. Additional information about such derivative financial instruments is included in note 18.
The Company occupies certain banking offices and uses certain equipment under noncancellable operating lease agreements expiring at various dates over the next 30 years. Minimum lease payments under noncancellable operating leases are summarized in the following table:

(In thousands)

Year ending December 31:
2009	$63,152
2010	59,135
2011	51,867
2012	44,911
2013	35,002
Later years	140,375

$394,442

The Company has an agreement with the Baltimore Ravens of the National Football League whereby the Company obtained the naming rights to a football stadium in Baltimore, Maryland through 2017. Under the agreement, the Company is obligated to pay $5 million per year through 2013 and $6 million per year from 2014 through 2017.
The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $105 million at December 31, 2008. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $64 million at December 31, 2008. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

repaid by borrowers in accordance with the original loan terms. The amount of the Company’s recorded liability for reported reinsurance losses as well as estimated losses incurred but not yet reported was not significant at either December 31, 2008 or December 31, 2007.
In October 2007, Visa completed a reorganization in contemplation of its initial public offering (“IPO”) expected to occur in 2008. As part of that reorganization, M&T Bank and other member banks of Visa received shares of Class B common stock of Visa. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation involving Visa (“Covered Litigation”). As of December 31, 2007, although Visa was expected to set aside a portion of the proceeds from its IPO in an escrow account to fund any judgments or settlements that may arise out of the Covered Litigation, guidance from the SEC indicated that Visa member banks should record a liability for the fair value of the contingent obligation to Visa. The estimation of the Company’s proportionate share of any potential losses related to the Covered Litigation was extremely difficult and involved a great deal of judgment. Nevertheless, in the fourth quarter of 2007 the Company recorded a pre-tax charge of $23 million ($14 million after tax effect) related to the Covered Litigation. In accordance with GAAP and consistent with the SEC guidance, the Company did not recognize any value for its common stock ownership interest in Visa as of December 31, 2007. During the first quarter of 2008, Visa completed its IPO and, as part of the transaction, funded an escrow account for $3 billion from the proceeds of the IPO to cover potential settlements arising out of the Covered Litigation. As a result, during the first three months of 2008, the Company reversed approximately $15 million of the $23 million accrued during the fourth quarter of 2007 for the Covered Litigation. The initial accrual in 2007 and the partial reversal in 2008 were included in “other costs of operations” in the consolidated statement of income. In addition, M&T Bank was allocated 1,967,028 Class B common shares of Visa. Of those shares, 760,455 were mandatorily redeemed in March 2008 resulting in a pre-tax gain of $33 million ($20 million after tax) which has been included in “gain on bank investment securities” in the consolidated statement of income. During the fourth quarter of 2008, Visa announced that it had settled an additional portion of the Covered Litigation and that it would further fund the escrow account to provide for that settlement. As noted above, the Company had previously recorded a reserve for the estimated fair value of its obligation to indemnify Visa for the Covered Litigation. Management believes that the terms of the recent settlement and the funding of the escrow account did not result in a material impact to the Company’s consolidated financial position or results of operations.
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

22.	Segment information
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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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
The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. Information about the Company’s segments is presented in the accompanying table. Income statement amounts are in thousands of dollars. Balance sheet amounts are in millions of dollars.

	For the Years Ended December 31, 2008, 2007 and 2006
	Business Banking			Commercial Banking			Commercial Real Estate			Discretionary Portfolio
	2008	2007	2006	2008	2007(c)	2006(c)	2008	2007(c)	2006(c)	2008	2007	2006

Net interest income(a)	$288,519	$289,992	$274,641	$433,238	$382,062	$373,049	$287,727	$256,299	$248,304	$144,856	$89,837	$90,204
Noninterest income	86,293	79,454	76,634	197,515	169,157	153,674	63,288	49,496	46,335	(140,063)	(88,531)	63,922

	374,812	369,446	351,275	630,753	551,219	526,723	351,015	305,795	294,639	4,793	1,306	154,126
Provision for credit losses	33,529	18,580	15,072	77,104	12,190	6,063	15,507	4,150	(586)	68,766	27,507	1,608
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	—	—	—	—	—	—
Depreciation and other amortization	757	569	454	559	492	509	4,588	5,154	5,808	5,342	2,940	4,073
Other noninterest expense	137,780	126,130	119,148	191,785	170,113	157,831	89,151	74,479	67,483	45,892	14,545	19,837

Income (loss) before taxes	202,746	224,167	216,601	361,305	368,424	362,320	241,769	222,012	221,934	(115,207)	(43,686)	128,608
Income tax expense (benefit)	82,686	91,437	88,270	148,136	150,976	148,483	77,478	73,769	75,151	(67,142)	(36,890)	32,795

Net income (loss)	$120,060	$132,730	$128,331	$213,169	$217,448	$213,837	$164,291	$148,243	$146,783	$(48,065)	$(6,796)	$95,813

Average total assets (in millions)	$4,452	$4,179	$3,943	$14,981	$12,989	$12,099	$11,394	$9,550	$9,037	$14,179	$12,953	$12,136

Capital expenditures (in millions)	$2	$2	$1	$1	$1	$—	$—	$—	$—	$—	$—	$—

	Residential Mortgage Banking			Retail Banking			All Other			Total
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006

Net interest income(a)	$66,051	$81,157	$100,144	$830,022	$849,051	$789,256	$(110,617)	$(98,161)	$(58,057)	$1,939,796	$1,850,237	$1,817,541
Noninterest income	171,774	146,682	183,677	343,666	348,324	326,735	216,506	228,407	194,875	938,979	932,989	1,045,852

	237,825	227,839	283,821	1,173,688	1,197,375	1,115,991	105,889	130,246	136,818	2,878,775	2,783,226	2,863,393
Provision for credit losses	104,995	5,302	953	98,586	60,306	40,210	13,513	63,965	16,680	412,000	192,000	80,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	66,646	66,486	63,008	66,646	66,486	63,008
Depreciation and other amortization	56,666	55,960	52,649	28,523	26,438	25,506	22,709	20,120	23,924	119,144	111,673	112,923
Other noninterest expense(b)	164,102	150,591	148,432	624,834	576,904	573,759	287,662	336,768	289,330	1,541,206	1,449,530	1,375,820

Income (loss) before taxes	(87,938)	15,986	81,787	421,745	533,727	476,516	(284,641)	(357,093)	(256,124)	739,779	963,537	1,231,642
Income tax expense (benefit)	(39,758)	2,593	29,611	171,740	217,681	194,446	(189,248)	(190,288)	(176,303)	183,892	309,278	392,453

Net income (loss)	$(48,180)	$13,393	$52,176	$250,005	$316,046	$282,070	$(95,393)	$(166,805)	$(79,821)	$555,887	$654,259	$839,189

Average total assets (in millions)	$2,660	$2,874	$3,462	$11,356	$10,360	$10,164	$6,110	$5,640	$4,998	$65,132	$58,545	$55,839

Capital expenditures (in millions)	$—	$—	$1	$38	$30	$28	$31	$24	$12	$72	$57	$42

(a)	Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $21,861,000 in 2008,

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

$20,833,000 in 2007 and $19,667,000 in 2006 and is eliminated in “All Other” net interest income and income tax expense (benefit).

(b)	Including the impact in the “All Other” category of the merger-related expenses described in note 2.

(c)	Effective January 1, 2008, the Company changed its internal profitability reporting to move a New York City-based lending unit from the Commercial Banking segment to the Commercial Real Estate segment. Accordingly, financial information presented herein for periods prior to January 1, 2008 has been reclassified to conform to current year presentation. As a result, total revenues and net income decreased in the Commercial Banking segment and increased in the Commercial Real Estate segment for the year ended December 31, 2007 by $27 million and $14 million, respectively, and for the year ended December 31, 2006 by $23 million and $12 million, respectively, as compared with amounts previously reported. The lending unit had average total assets of $667 million and $589 million during 2007 and 2006, respectively. Accordingly, average total assets presented for those periods differ from amounts previously reported.

The Business Banking segment provides deposit, lending, cash management and other financial services to small businesses and professionals through the Company’s banking office network and several other delivery channels, including business banking centers, telephone banking, Internet banking and automated teller machines. The Commercial Banking segment provides a wide range of credit products and banking services to middle-market and large commercial customers, mainly within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, letters of credit, deposit products and cash management services. The Commercial Real Estate segment provides credit services which are secured by various types of multifamily residential and commercial real estate and deposit services to its customers. Activities of this segment include the origination, sales and servicing of commercial real estate loans. The Discretionary Portfolio segment includes securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swap agreements related thereto; and offshore branch deposits. This segment also provides foreign exchange services to customers. The Residential Mortgage Banking segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to the Discretionary Portfolio segment. The segment periodically purchases servicing rights to loans that have been originated by other entities. This segment also originates and services loans to developers of residential real estate properties. Residential mortgage loans held for sale are included in the Residential Mortgage Banking segment. The Retail Banking segment offers a variety of services to consumers through several delivery channels that include banking offices, automated teller machines, telephone banking and Internet banking. The “All Other” category includes other operating activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, the difference between the provision for credit losses and the calculated provision allocated to the reportable segments; goodwill and core deposit and other intangible assets resulting from acquisitions of financial institutions; merger-related expenses resulting from acquisitions; the net impact of the Company’s internal funds transfer pricing methodology; eliminations of transactions between reportable segments; certain nonrecurring transactions; the residual effects of unallocated support systems and general and administrative expenses; and the impact of interest rate risk management strategies. The amount of intersegment activity eliminated in arriving at consolidated totals was included in the “All Other” category as follows:

	Year Ended December 31
	2008	2007	2006
	(In thousands)

Revenues	$(42,738)	$(49,800)	$(70,789)
Expenses	(19,198)	(14,119)	(20,760)
Income taxes (benefit)	(9,578)	(14,519)	(20,357)
Net income (loss)	(13,962)	(21,162)	(29,672)

The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

23.	Regulatory matters
Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2008, approximately $832,303,000 was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval.
Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.
The bank subsidiaries are required to maintain noninterest-earning reserves against certain deposit liabilities. During the maintenance periods that included December 31, 2008 and 2007, cash and due from banks included a daily average of $183,088,000 and $228,290,000, respectively, for such purpose.
Federal regulators have adopted capital adequacy guidelines for bank holding companies and banks. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under the capital adequacy guidelines, the so-called “Tier 1 capital” and “Total capital” as a percentage of risk-weighted assets and certain off-balance sheet financial instruments must be at least 4% and 8%, respectively. In addition to these risk-based measures, regulators also require banking institutions that meet certain qualitative criteria to maintain a minimum “leverage” ratio of “Tier 1 capital” to average total assets, adjusted for goodwill and certain other items, of at least 3% to be considered adequately capitalized. As of December 31, 2008, M&T and each of its banking subsidiaries exceeded all applicable capital adequacy requirements. To be considered “well capitalized,” under the regulatory framework for prompt corrective action, a banking institution must maintain Tier 1 risk-based capital, total risk-based capital and leverage ratios of at least 6%, 10% and 5%, respectively.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2008 and 2007 are presented below:

	M&T		M&T
	(Consolidated)	M&T Bank	Bank, N.A.
	(Dollars in thousands)

December 31, 2008:
Tier 1 capital
Amount	$5,181,658	$4,245,071	$81,017
Ratio(a)	8.83%	7.32%	18.62%
Minimum required amount(b)	2,346,521	2,318,558	17,405
Total capital
Amount	7,526,247	6,580,485	83,127
Ratio(a)	12.83%	11.35%	19.10%
Minimum required amount(b)	4,693,043	4,637,117	34,810
Leverage
Amount	5,181,658	4,245,071	81,017
Ratio(c)	8.35%	6.96%	10.71%
Minimum required amount(b)	1,861,036	1,829,932	22,702
December 31, 2007:
Tier 1 capital
Amount	$3,831,402	$3,460,525	$79,627
Ratio(a)	6.84%	6.25%	45.93%
Minimum required amount(b)	2,240,512	2,216,349	6,934
Total capital
Amount	6,263,301	5,884,226	81,062
Ratio(a)	11.18%	10.62%	46.76%
Minimum required amount(b)	4,481,024	4,432,698	13,869
Leverage
Amount	3,831,402	3,460,525	79,627
Ratio(c)	6.59%	6.03%	20.95%
Minimum required amount(b)	1,744,838	1,720,290	11,400

(a)	The ratio of capital to risk-weighted assets, as defined by regulation.
(b)	Minimum amount of capital to be considered adequately capitalized, as defined by regulation.
(c)	The ratio of capital to average assets, as defined by regulation.

24.	Relationship of M&T and AIB
AIB received 26,700,000 shares of M&T common stock on April 1, 2003 as a result of M&T’s acquisition of a subsidiary of AIB on that date. Those shares of common stock owned by AIB represented 24.2% of the issued and outstanding shares of M&T common stock on December 31, 2008. While AIB maintains a significant ownership in M&T, the Agreement and Plan of Reorganization between M&T and AIB (“Reorganization Agreement”) includes several provisions related to the corporate governance of M&T that provide AIB with representation on the M&T and M&T Bank boards of directors and key board committees and certain protections of its rights as a substantial M&T shareholder. In addition, AIB has rights that will facilitate its ability to maintain its proportionate ownership position in M&T.
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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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

25.  Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.
On February 5, 2007 M&T invested $300 million to acquire a minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage lender that specializes in originating, securitizing and servicing small balance commercial real estate loans. M&T recognizes income from BLG using the equity method of accounting.
Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has purchased loan servicing rights for small balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $5.9 billion and $4.9 billion at December 31, 2008 and 2007, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $58 million at December 31, 2008 and $57 million at December 31, 2007. In addition, capitalized servicing rights at December 31, 2008 and 2007 also included $28 million and $40 million, respectively, for servicing rights that were purchased from Bayview Financial related to residential mortgage loans with outstanding principal balances of $4.6 billion at each of December 31, 2008 and 2007. Revenues from servicing residential and small balance commercial mortgage loans purchased from BLG and Bayview Financial were $54 million, $48 million and $38 million during 2008, 2007 and 2006, respectively. M&T Bank provided $71 million of credit facilities to Bayview Financial at December 31, 2008 of which $57 million was outstanding. There were no outstanding borrowings at December 31, 2007. Finally, at December 31, 2008 the Company held $412 million and $32 million of collateralized mortgage obligations in its held-to-maturity and available-for-sale investment securities portfolios, respectively, that were securitized by Bayview Financial. During the third quarter of 2008, the Company had transferred certain of its holdings of collateralized mortgage obligations that were securitized by Bayview Financial with a cost basis of $385 million and a fair value of $298 million from its available-for-sale investment securities portfolio to its held-to-maturity investment securities portfolio. In addition, during the third quarter of 2008 the Company purchased $142 million of similar collateralized mortgage obligations from Bayview Financial that were placed into its held-to-maturity investment securities portfolio. At December 31, 2007 the Company held $450 million of collateralized mortgage obligations that had been

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

purchased from Bayview Financial, all of which were included at that time in the available-for-sale investment securities portfolio.

26.	Parent company financial statements

Condensed Balance Sheet

	December 31
	2008	2007
	(In thousands)

Assets
Cash in subsidiary bank	$2,506	$2,252
Due from consolidated bank subsidiaries
Money-market savings	694,665	103,999
Note receivable	200,000	200,000
Current income tax receivable	6,420	1,446
Other	717	1,466

Total due from consolidated bank subsidiaries	901,802	306,911
Investments in consolidated subsidiaries
Banks	7,000,095	6,913,112
Other	28,552	20,482
Investments in unconsolidated subsidiaries (note 19)	30,633	30,893
Investment in Bayview Lending Group LLC	271,466	308,926
Other assets	105,786	124,746

Total assets	$8,340,840	$7,707,322

Liabilities
Due to consolidated subsidiaries
Banks	$121	$251
Other	—	307

Total due to consolidated subsidiaries	121	558
Accrued expenses and other liabilities	58,124	52,406
Long-term borrowings	1,497,864	1,169,102

Total liabilities	1,556,109	1,222,066
Stockholders’ equity	6,784,731	6,485,256

Total liabilities and stockholders’ equity	$8,340,840	$7,707,322

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Condensed Statement of Income

	Year Ended December 31
	2008	2007	2006
	(In thousands, except per share)

Income
Dividends from consolidated bank subsidiaries	$—	$609,500	$755,000
Equity in earnings of Bayview Lending Group LLC	(37,453)	8,935	—
Other income	2,985	26,217	28,822

Total income	(34,468)	644,652	783,822

Expense
Interest on long-term borrowings	101,534	75,608	69,651
Other expense	2,798	7,376	7,339

Total expense	104,332	82,984	76,990

Income (loss) before income taxes and equity in undistributed income of subsidiaries	(138,800)	561,668	706,832
Income tax credits	51,085	18,597	16,937

Income (loss) before equity in undistributed income of subsidiaries	(87,715)	580,265	723,769

Equity in undistributed income of subsidiaries
Net income of subsidiaries	643,602	683,494	870,420
Less: dividends received	—	(609,500)	(755,000)

Equity in undistributed income of subsidiaries	643,602	73,994	115,420

Net income	$555,887	$654,259	$839,189

Net income per common share
Basic	$5.04	$6.05	$7.55
Diluted	5.01	5.95	7.37

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Condensed Statement of Cash Flows

	Year Ended December 31
	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net income	$555,887	$654,259	$839,189
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(643,602)	(73,994)	(115,420)
Provision for deferred income taxes	16,653	12,695	7,629
Net change in accrued income and expense	46,884	(9,170)	(9,787)

Net cash provided (used) by operating activities	(24,178)	583,790	721,611

Cash flows from investing activities
Proceeds from sales of investment securities	15,808	2,826	5,922
Proceeds from maturities of investment securities	17,120	15,840	17,505
Purchases of investment securities	(43,072)	(29,492)	(18,967)
Acquisitions, net of cash acquired
Banks and bank holding companies	—	27,848	—
Investment in Bayview Lending Group LLC	—	(300,000)	—
Other, net	(8,790)	(959)	5,949

Net cash provided (used) by investing activities	(18,934)	(283,937)	10,409

Cash flows from financing activities
Proceeds from long-term borrowings	350,010	299,895	—
Payments on long-term borrowings	(20,661)	(200,000)	—
Purchases of treasury stock	—	(508,404)	(373,860)
Proceeds from issuance of preferred stock and warrants	600,000	—	—
Dividends paid — common	(308,501)	(281,900)	(249,817)
Other, net	13,184	74,999	93,847

Net cash provided (used) by financing activities	634,032	(615,410)	(529,830)

Net increase (decrease) in cash and cash equivalents	590,920	(315,557)	202,190
Cash and cash equivalents at beginning of year	106,251	421,808	219,618

Cash and cash equivalents at end of year	$697,171	$106,251	$421,808

Supplemental disclosure of cash flow information
Interest received during the year	$15,311	$16,708	$15,538
Interest paid during the year	99,209	83,645	75,932
Income taxes received during the year	62,501	39,264	43,920

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of December 31, 2008.
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
(d) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The identification of the Registrant’s directors is incorporated by reference to the caption “NOMINEES FOR DIRECTOR” contained in the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2009.
The identification of the Registrant’s executive officers is presented under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.
Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant’s directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant’s common stock, is incorporated by reference to the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or about March 6, 2009.
The other information required by Item 10 is incorporated by reference to the captions “CORPORATE GOVERNANCE OF M&T BANK CORPORATION,” “BOARD OF DIRECTORS, COMMITTEES OF THE BOARD AND ATTENDANCE” and “CODES OF BUSINESS CONDUCT AND ETHICS” contained in the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2009.

Item 11.	Executive Compensation.

Incorporated by reference to the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” contained in the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the captions “PRINCIPAL BENEFICIAL OWNERS OF SHARES” and “STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS” contained in the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2009.
The information required by this item concerning Equity Compensation Plan information is incorporated by reference to the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” contained in the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the captions “TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS” and “BOARD OF DIRECTORS, COMMITTEES OF THE BOARD AND ATTENDANCE” contained in the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2009.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to the caption “PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF M&T BANK CORPORATION” contained in the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2009.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2009.

M&T BANK CORPORATION

By:	/s/ Robert G. Wilmers
Robert G. Wilmers
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Robert G. Wilmers Robert G. Wilmers	Chairman of the Board and Chief Executive Officer	February 23, 2009

Principal Financial Officer:

/s/ René F. Jones René F. Jones	Executive Vice President and Chief Financial Officer	February 23, 2009

Principal Accounting Officer:

/s/ Michael R. Spychala Michael R. Spychala	Senior Vice President and Controller	February 23, 2009

A majority of the board of directors:

/s/ Brent D. Baird Brent D. Baird		February 23, 2009

/s/ Robert J. Bennett Robert J. Bennett		February 23, 2009

/s/ C. Angela Bontempo C. Angela Bontempo		February 23, 2009

/s/ Robert T. Brady Robert T. Brady		February 23, 2009

/s/ Michael D. Buckley Michael D. Buckley		February 23, 2009

/s/ T. Jefferson Cunningham III T. Jefferson Cunningham III	February 23, 2009

Mark J. Czarnecki

/s/ Colm E. Doherty Colm E. Doherty	February 23, 2009

/s/ Richard E. Garman Richard E. Garman	February 23, 2009

/s/ Daniel R. Hawbaker Daniel R. Hawbaker	February 23, 2009

/s/ Patrick W.E. Hodgson Patrick W.E. Hodgson	February 23, 2009

/s/ Richard G. King Richard G. King	February 23, 2009

/s/ Reginald B. Newman, II Reginald B. Newman, II	February 23, 2009

/s/ Jorge G. Pereira Jorge G. Pereira	February 23, 2009

/s/ Michael P. Pinto Michael P. Pinto	February 23, 2009

/s/ Robert E. Sadler, Jr. Robert E. Sadler, Jr.	February 23, 2009

/s/ Eugene J. Sheehy Eugene J. Sheehy	February 23, 2009

/s/ Stephen G. Sheetz Stephen G. Sheetz	February 23, 2009

/s/ Herbert L. Washington Herbert L. Washington	February 23, 2009

/s/ Robert G. Wilmers Robert G. Wilmers	February 23, 2009

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization, dated as of September 26, 2002, by and among M&T Bank Corporation, Allied Irish Banks, p.l.c. and Allfirst Financial Inc. Incorporated by reference to Exhibit 2 to the Form 8-K dated September 26, 2002 (File No. 1-9861).
2.2	Agreement and Plan of Merger, dated as of December 18, 2008, between Provident Bankshares Corporation, Merger Sub (as defined therein) and M&T Bank Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K dated December 18, 2008 (File No. 1-9861).
3.1	Restated Certificate of Incorporation of M&T Bank Corporation dated May 29, 1998. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).
3.2	Certificate of Amendment of the Certificate of Incorporation of M&T Bank Corporation dated October 2, 2000. Incorporated by reference to Exhibit 3.2 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).
3.3	Certificate of Amendment to the Certificate of Incorporation of M&T Bank Corporation dated March 4, 2003, effective as of March 25, 2003. Incorporated by reference to Exhibit 3.3 to the Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9861).
3.4	Certificate of Amendment to the Certificate of Incorporation of M&T Bank Corporation dated March 28, 2003, effective as of April 1, 2003. Incorporated by reference to Exhibit 3.4 to the Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9861).
3.5	Certificate of Amendment to the Certificate of Incorporation of M&T Bank Corporation dated December 19, 2008. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated December 19, 2008 (File No. 1-9861).
3.6	Amended and Restated Bylaws of M&T Bank Corporation, effective February 20, 2007. Incorporated by reference to Exhibit 3.5 to the Form 8-K dated February 20, 2007 (File No. 1-9861).
4.1	Instruments defining the rights of security holders, including indentures. Incorporated by reference to Exhibits 3.1 through 3.6, 10.1 through 10.5, 10.15 through 10.29 and 10.31 hereof. Except as set forth in Exhibits 4.2 through 4.35 below, the instruments defining the rights of holders of long-term debt securities of M&T Bank Corporation are omitted pursuant to section(b)(4)(iii) of Item 601 of Regulation S-K. M&T Bank Corporation hereby agrees to furnish copies of these instruments to the S.E.C. upon request.
4.2	Amended and Restated Trust Agreement dated as of January 31, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated January 31, 1997 (File No. 1-9861).
4.3	Amendment to Amended and Restated Trust Agreement dated as of January 31, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.3 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.4	Junior Subordinated Indenture dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated January 31, 1997 (File No. 1-9861).
4.5	Supplemental Indenture dated December 23, 1999 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.5 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.6	Amended and Restated Trust Agreement dated as of June 6, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated June 6, 1997 (File No. 1-9861).
4.7	Amendment to Amended and Restated Trust Agreement dated as of June 6, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.9 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.8	Junior Subordinated Indenture dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated June 6, 1997 (File No. 1-9861).
4.9	Supplemental Indenture dated December 23, 1999 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.11 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.10	Amended and Restated Declaration of Trust dated as of February 4, 1997 by and among Olympia Financial Corp., The Bank of New York, The Bank of New York (Delaware), and the administrative trustees named therein. Incorporated by reference to Exhibit 4.14 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.11	Amendment to Amended and Restated Declaration of Trust dated as of February 4, 1997 by and among Olympia Financial Corp., The Bank of New York, The Bank of New York (Delaware), and the administrative trustees named therein. Incorporated by reference to Exhibit 4.15 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.12	Indenture dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.16 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.13	Supplemental Indenture dated as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.17 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.14	Second Supplemental Indenture dated as of February 28, 2003 by and between M&T Bank Corporation (as successor by merger to Olympia Financial Corp.) and The Bank of New York. Incorporated by reference to Exhibit 4.18 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.15	Indenture, dated as of December 30, 1996, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.16	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Form 8-K of Allfirst Financial Inc. dated September 15, 1999 (File No. 2-50235).
4.17	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and The Bank of New York. Incorporated by reference to Exhibit 4.28 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.18	Amended and Restated Declaration of Trust, dated as of December 30, 1996, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Regular Trustees named therein. Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.19	Indenture, dated as of February 4, 1997, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.20	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.3 to the Form 8-K of Allfirst Financial Inc. dated September 15, 1999 (File No. 2-50235).
4.21	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and The Bank of New York. Incorporated by reference to Exhibit 4.34 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.22	Amended and Restated Declaration of Trust, dated as of February 4, 1997, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Regular Trustees named therein. Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.23	Indenture, dated as of July 13, 1999, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.24	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).

4.25	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and The Bank of New York. Incorporated by reference to Exhibit 4.40 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.26	Amended and Restated Declaration of Trust of Allfirst Preferred Capital Trust, dated as of July 13, 1999, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Administrators named therein. Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.27	Amended and Restated Declaration of Trust of Allfirst Preferred Asset Trust, dated as of July 13, 1999, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Administrators named therein. Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.28	Indenture, dated as of May 15, 1992, by and between First Maryland Bancorp and Bankers Trust Company. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of First Maryland Bancorp (File No. 33-46277).
4.29	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and Bankers Trust Company. Incorporated by reference to Exhibit 4.1 to the Form 8-K of Allfirst Financial Inc. dated September 15, 1999 (File No. 2-50235).
4.30	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company). Incorporated by reference to Exhibit 4.48 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.31	Indenture, dated as of May 24, 2007, by and between M&T Bank Corporation and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated May 24, 2007 (File No. 1-9861).
4.32	First Supplemental Indenture, dated as of May 24, 2007, by and between M&T Bank Corporation and The Bank of New York. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated May 24, 2007 (File No. 1-9861).
4.33	Junior Subordinated Indenture dated as of January 31, 2008 between M&T Bank Corporation and The Bank of New York. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated January 31, 2008 (File No. 1-9861).
4.34	First Supplemental Indenture dated as of January 31, 2008 between M&T Bank Corporation and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated January 31, 2008 (File No. 1-9861).
4.35	Amended and Restated Trust Agreement of M&T Capital Trust IV dated as of January 31, 2008 by and among M&T Bank Corporation, The Bank of New York, BNYM (Delaware) and the Administrators named therein. Incorporated by reference to Exhibit 4.3 to the Form 8-K dated January 31, 2008 (File No. 1-9861).
4.36	Registration Rights Agreement, dated April 1, 2003, between M&T Bank Corporation and Allied Irish Banks, p.l.c. Incorporated by reference to Exhibit 4.23 to the Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9861).
4.37	Warrant to purchase shares of M&T Bank Corporation Common Stock dated December 23, 2008. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated December 19, 2008 (File No. 1-9861).
10.1	Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).
10.2	Amendment No. 1, dated December 9, 2003, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
10.3	Amendment No. 2, dated January 30, 2009, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Filed herewith.
10.4	M&T Bank Corporation 1983 Stock Option Plan as last amended on April 20, 1999. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 1999 (File No. 1-9861).*
10.5	M&T Bank Corporation 2001 Stock Option Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 6, 2001 (File No. 1-9861).*
10.6	M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*

10.7	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Robert E. Sadler, Jr. dated as of March 7,1985. Incorporated by reference to Exhibit (10)(d)(A) to the Form 10-K for the year ended December 31, 1984 (File No. 0-4561).*
10.8	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Robert E. Sadler, Jr. dated as of March 7, 1985. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*
10.9	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended December 31, 1995 (File No. 1-9861).*
10.10	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*
10.11	Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861).*
10.12	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*
10.13	M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 15, 2005 (File No. 1-9861).*
10.14	M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit 10.2 to the Form 8-K dated November 15, 2005 (File No. 1-9861).*
10.15	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2004 (File No. 1-9861).*
10.16	M&T Bank Corporation 2008 Directors’ Stock Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 dated April 7, 2008 (File No. 333-150122).*
10.17	Restated 1987 Stock Option and Appreciation Rights Plan of ONBAN Corp, Inc. Incorporated by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.18	1992 ONBAN Corp Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.19	Keystone Financial, Inc. 1997 Stock Incentive Plan, as amended November 19, 1998. Incorporated by reference to Exhibit 10.16 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.20	Keystone Financial, Inc. 1992 Stock Incentive Plan. Incorporated by reference to Exhibit 10.10 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1997 (File No. 000-11460).*
10.21	Keystone Financial, Inc. 1988 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.22	Keystone Financial, Inc. 1995 Non-Employee Directors’ Stock Option Plan. Incorporated by reference to Exhibit B to the Proxy Statement of Keystone Financial, Inc. dated April 7, 1995 (File No. 000-11460).*
10.23	Keystone Financial, Inc. 1990 Non-Employee Directors’ Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.9 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.24	Keystone Financial, Inc. 1992 Director Fee Plan. Incorporated by reference to Exhibit 10.11 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1999 (File No. 000-11460).*
10.25	Financial Trust Corp Non-Employee Director Stock Option Plan of 1994. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Financial Trust Corp, dated March 26, 1996 (File No. 333-01989).*
10.26	Progressive Bank, Inc. 1993 Non-Qualified Stock Option Plan for Directors. Incorporated by reference to Exhibit 10.9 to the Progressive Bank, Inc. Form 10-K for the year ended December 31, 1993 (File No. 0-15025).*
10.27	Premier National Bancorp, Inc. 1995 Incentive Stock Plan (as amended and restated effective May 13, 1999). Incorporated by reference to Exhibit 10.4 to the Premier National Bancorp, Inc. Form 10-K for the year ended December 31, 1999 (File No. 1-13213).*

10.28	M&T Bank Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended September 30, 2002 (File No. 1-9861).*
10.29	M&T Bank Corporation 2005 Incentive Compensation Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 4, 2005 (File No. 1-9861).*
10.30	M&T Bank Corporation Employee Severance Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2005 (File No. 1-9861).*
10.31	Letter Agreement including the Securities Purchase Agreement — Standard Terms incorporated therein, between M&T Bank Corporation and the U.S. Department of Treasury, dated December 23, 2008. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 19, 2008 (File No. 1-9861).
11.1	Statement re: Computation of Earnings Per Common Share. Incorporated by reference to note 14 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
12.1	Ratio of Earnings to Fixed Charges. Filed herewith.
14.1	M&T Bank Corporation Code of Ethics for CEO and Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
21.1	Subsidiaries of the Registrant. Incorporated by reference to the caption “Subsidiaries” contained in Part I, Item 1 hereof.
23.1	Consent of PricewaterhouseCoopers LLP re: Registration Statement Nos. 333-57330, 333-63660, 33-12207, 33-58500, 33-63917, 333-43171, 333-43175, 333-63985, 333-97031, 33-32044, 333-16077, 333-84384, 333-127406, 333-150122 and 333-155759. Filed herewith.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.1	Replacement Capital Covenant of M&T Bank Corporation dated January 31, 2008. Incorporated by reference to Exhibit 99.1 to the Form 8-K dated January 31, 2008 (File No. 1-9861).

*	Management contract or compensatory plan or arrangement.