Form 10-Q
period 2009-03-31
M&T BANK CORP
filed 2009-05-08
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on April 30, 2009: 111,113,528 shares.

M&T BANK CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31,	December 31,
Dollars in thousands, except per share	2009	2008

Assets
Cash and due from banks	$1,117,845	1,546,804
Interest-bearing deposits at banks	27,374	10,284
Federal funds sold	35,800	21,347
Agreements to resell securities	90,000	90,000
Trading account	591,802	617,821
Investment securities (includes pledged securities that can be sold or repledged of $1,838,817 at March 31, 2009; $1,870,097 at December 31, 2008)
Available for sale (cost: $7,284,418 at March 31, 2009; $7,656,635 at December 31, 2008)	6,657,377	6,850,193
Held to maturity (fair value: $274,776 at March 31, 2009; $394,752 at December 31, 2008)	469,568	485,838
Other (fair value: $559,900 at March 31, 2009; $583,176 at December 31, 2008)	559,900	583,176

Total investment securities	7,686,845	7,919,207

Loans and leases	49,265,675	49,359,737
Unearned discount	(347,535)	(359,274)
Allowance for credit losses	(845,971)	(787,904)

Loans and leases, net	48,072,169	48,212,559

Premises and equipment	386,157	388,855
Goodwill	3,192,128	3,192,128
Core deposit and other intangible assets	168,126	183,496
Accrued interest and other assets	3,514,949	3,633,256

Total assets	$64,883,195	65,815,757

Liabilities
Noninterest-bearing deposits	$9,544,932	8,856,114
NOW accounts	1,088,062	1,141,308
Savings deposits	21,517,139	19,488,918
Time deposits	8,158,003	9,046,937
Deposits at foreign office	2,169,220	4,047,986

Total deposits	42,477,356	42,581,263

Federal funds purchased and agreements to repurchase securities	1,565,234	970,529
Other short-term borrowings	1,076,577	2,039,206
Accrued interest and other liabilities	1,326,545	1,364,879
Long-term borrowings	11,535,644	12,075,149

Total liabilities	57,981,356	59,031,026

Stockholders’ equity
Preferred stock, $1.00 par, 1,000,000 shares authorized, 600,000 shares issued and outstanding (liquidation preference $1,000 per share)	568,284	567,463
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued	60,198	60,198
Common stock issuable, 72,559 shares at March 31, 2009; 78,447 shares at December 31, 2008	4,188	4,617
Additional paid-in capital	2,845,127	2,897,907
Retained earnings	5,043,633	5,062,754
Accumulated other comprehensive income (loss), net	(622,409)	(736,881)
Treasury stock — common, at cost - 9,337,502 shares at March 31, 2009; 10,031,302 shares at December 31, 2008	(997,182)	(1,071,327)

Total stockholders’ equity	6,901,839	6,784,731

Total liabilities and stockholders’ equity	$64,883,195	65,815,757

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended March 31
In thousands, except per share	2009	2008

Interest income
Loans and leases, including fees	$554,329	768,391
Deposits at banks	8	44
Federal funds sold	19	85
Agreements to resell securities	39	871
Trading account	121	259
Investment securities
Fully taxable	98,467	111,045
Exempt from federal taxes	1,529	3,467

Total interest income	654,512	884,162

Interest expense
NOW accounts	327	1,018
Savings deposits	41,922	66,622
Time deposits	60,329	106,643
Deposits at foreign office	981	38,373
Short-term borrowings	2,348	61,621
Long-term borrowings	100,798	131,035

Total interest expense	206,705	405,312

Net interest income	447,807	478,850
Provision for credit losses	158,000	60,000

Net interest income after provision for credit losses	289,807	418,850

Other income
Mortgage banking revenues	56,233	40,070
Service charges on deposit accounts	101,029	103,454
Trust income	34,880	40,304
Brokerage services income	15,393	15,473
Trading account and foreign exchange gains	1,435	4,713
Gain on bank investment securities	575	33,447
Total other-than-temporary impairment (“OTTI”) losses	(62,808)	—
Portion of OTTI losses recognized in other comprehensive income (before taxes)	30,609	—

Net OTTI losses recognized in earnings	(32,199)	—

Equity in earnings of Bayview Lending Group LLC	(4,144)	(1,260)
Other revenues from operations	59,139	76,462

Total other income	232,341	312,663

Other expense
Salaries and employee benefits	249,392	251,871
Equipment and net occupancy	48,172	46,765
Printing, postage and supplies	9,095	9,896
Amortization of core deposit and other intangible assets	15,370	18,483
Deposit insurance	5,856	1,539
Other costs of operations	110,461	97,150

Total other expense	438,346	425,704

Income before taxes	83,802	305,809
Income taxes	19,581	103,613

Net income	$64,221	202,196

Net income per common share
Basic	$.49	1.84
Diluted	.49	1.82

Cash dividends per common share	$.70	.70

Average common shares outstanding
Basic	110,439	110,017
Diluted	110,439	110,967

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three months ended March 31
In thousands	2009	2008

Cash flows from operating activities
Net income	$64,221	202,196
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	158,000	60,000
Depreciation and amortization of premises and equipment	13,038	13,205
Amortization of capitalized servicing rights	15,954	16,414
Amortization of core deposit and other intangible assets	15,370	18,483
Provision for deferred income taxes	(11,948)	(6,203)
Asset write-downs	34,063	130
Net gain on sales of assets	(447)	(32,714)
Net change in accrued interest receivable, payable	12,423	24,332
Net change in other accrued income and expense	36,624	47,486
Net change in loans originated for sale	(263,004)	(65,976)
Net change in trading account assets and liabilities	311	55,764

Net cash provided by operating activities	74,605	333,117

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	5,550	49,678
Other	23,895	35,188
Proceeds from maturities of investment securities
Available for sale	496,247	652,254
Held to maturity	28,125	13,706
Purchases of investment securities
Available for sale	(21,702)	(587,345)
Held to maturity	(8,299)	(10,255)
Other	(619)	(40,059)
Net (increase) decrease in loans and leases	84,162	(1,271,522)
Other investments, net	(5,786)	(3,506)
Additions to capitalized servicing rights	(289)	(9,675)
Capital expenditures, net	(10,250)	(8,516)
Other, net	(12,772)	(37,593)

Net cash provided (used) by investing activities	578,262	(1,217,645)

Cash flows from financing activities
Net increase (decrease) in deposits	(103,205)	267,852
Net increase (decrease) in short-term borrowings	(367,924)	373,623
Proceeds from long-term borrowings	—	1,450,010
Payments on long-term borrowings	(520,549)	(1,120,237)
Dividends paid — common	(77,744)	(77,004)
Dividends paid — preferred	(4,333)	—
Other, net	6,382	(1,137)

Net cash provided (used) by financing activities	(1,067,373)	893,107

Net increase (decrease) in cash and cash equivalents	(414,506)	8,579
Cash and cash equivalents at beginning of period	1,568,151	1,767,547

Cash and cash equivalents at end of period	$1,153,645	1,776,126

Supplemental disclosure of cash flow information
Interest received during the period	$679,531	917,644
Interest paid during the period	206,417	407,838
Income taxes paid (refunded) during the period	(67,722)	3,696

Supplemental schedule of noncash investing and financing activities
Securitization of residential mortgage loans allocated to
Available for sale investment securities	$140,942	—
Capitalized servicing rights	788	—
Real estate acquired in settlement of loans	16,545	20,826

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
						other
			Common	Additional		comprehensive
	Preferred	Common	stock	paid-in	Retained	income (loss),	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	net	stock	Total

2008
Balance — January 1, 2008	$—	60,198	4,776	2,848,752	4,815,585	(114,822)	(1,129,233)	6,485,256
Comprehensive income:
Net income	—	—	—	—	202,196	—	—	202,196
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(134,813)	—	(134,813)
Defined benefit plans liability adjustment	—	—	—	—	—	(205)	—	(205)
Unrealized losses on cash flow hedges	—	—	—	—	—	(9,644)	—	(9,644)

								57,534

Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	14,449	—	—	4,032	18,481
Exercises	—	—	—	(13,397)	—	—	16,711	3,314
Directors’ stock plan	—	—	—	(101)	—	—	427	326
Deferred compensation plans, net, including dividend equivalents	—	—	(247)	(383)	(54)	—	739	55
Common stock cash dividends - $0.70 per share	—	—	—	—	(77,004)	—	—	(77,004)

Balance — March 31, 2008	$—	60,198	4,529	2,849,320	4,940,723	(259,484)	(1,107,324)	6,487,962

2009
Balance — January 1, 2009	$567,463	60,198	4,617	2,897,907	5,062,754	(736,881)	(1,071,327)	6,784,731
Comprehensive income:
Net income	—	—	—	—	64,221	—	—	64,221
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	110,839	—	110,839
Defined benefit plans liability adjustment	—	—	—	—	—	472	—	472
Unrealized losses on terminated cash flow hedges	—	—	—	—	—	3,161	—	3,161

								178,693

Preferred stock cash dividends	—	—	—	—	(4,333)	—	—	(4,333)
Amortization of preferred stock discount	821	—	—	—	(821)	—	—	—
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	(50,437)	—	—	72,160	21,723
Exercises	—	—	—	(1,568)	—	—	360	(1,208)
Directors’ stock plan	—	—	—	(278)	—	—	600	322
Deferred compensation plans, net, including dividend equivalents	—	—	(429)	(497)	(50)	—	1,025	49
Common stock cash dividends - $0.70 per share	—	—	—	—	(78,138)	—	—	(78,138)

Balance — March 31, 2009	$568,284	60,198	4,188	2,845,127	5,043,633	(622,409)	(997,182)	6,901,839

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Three months ended March 31
In thousands	2009	2008

Beginning balance	$787,904	759,439
Provision for credit losses	158,000	60,000
Net charge-offs
Charge-offs	(110,605)	(55,806)
Recoveries	10,672	9,991

Total net charge-offs	(99,933)	(45,815)

Ending balance	$845,971	773,624

NOTES TO FINANCIAL STATEMENTS
1. Significant accounting policies
The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in the 2008 Annual Report, except as described below. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.
2. Acquisitions
On December 18, 2008, M&T entered into a definitive agreement to acquire Provident Bankshares Corporation (“Provident”), a bank holding company headquartered in Baltimore, Maryland, in a stock-for-stock transaction. Provident operates 141 branch offices located primarily in Maryland and Virginia. At March 31, 2009, Provident had $6.5 billion in assets, including $4.3 billion of loans and leases, and $4.8 billion of deposits. The merger has received the approval of Provident’s common shareholders. The approvals of various regulatory agencies are also required and, assuming those approvals are obtained, the merger is expected to be completed during the second quarter of 2009. Under the terms of the merger agreement, Provident common shareholders will receive 0.171625 shares of M&T common stock in exchange for each share of Provident common stock they own. At March 31, 2009, Provident had 34,167,857 shares of common stock outstanding. Series A and Series B preferred stock of $182 million issued by Provident will be exchanged for new series of M&T preferred stock on substantially the same terms. The acquisition of Provident will expand the Company’s presence in the Mid-Atlantic area, is expected to give the Company the second-largest deposit share in Maryland, and will triple the Company’s presence in Virginia.
          The Company incurred merger-related expenses related to the pending Provident transaction for systems conversions and other costs of integrating and conforming acquired operations with and into the Company of $2 million ($1 million net of applicable income taxes) during the first quarter of 2009. Merger-related expenses of $4 million ($2 million net of applicable income taxes) were incurred during the first quarter of 2008 related to previous acquisition transactions. In general, those expenses consisted of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; initial marketing and promotion expenses designed to introduce the Company to customers of the acquired operations; travel costs; and printing, postage and supplies and other costs of commencing operations in new offices.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities
The amortized cost and estimated fair value of investment securities were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
		(in thousands)
March 31, 2009
Investment securities available for sale:
U.S. Treasury and federal agencies	$225,555	4,108	135	$229,528
Obligations of states and political subdivisions	73,534	1,853	274	75,113
Mortgage-backed securities:
Government issued or guaranteed	3,444,130	130,460	2,725	3,571,865
Privately issued residential	2,950,109	3,804	604,510	2,349,403
Privately issued commercial	41,914	—	9,699	32,215
Other debt securities	262,261	172	119,635	142,798
Equity securities	286,915	513	30,973	256,455

	7,284,418	140,910	767,951	6,657,377

Investment securities held to maturity:
Obligations of states and political subdivisions	61,635	1,958	44	63,549
Privately issued residential mortgage-backed securities	397,282	—	196,706	200,576
Other debt securities	10,651	—	—	10,651

	469,568	1,958	196,750	274,776

Other securities	559,900	—	—	559,900

Total	$8,313,886	142,868	964,701	$7,492,053

December 31, 2008
Investment securities available for sale:
U.S. Treasury and federal agencies	$290,893	6,203	383	$296,713
Obligations of states and political subdivisions	70,425	1,641	303	71,763
Mortgage-backed securities:
Government issued or guaranteed	3,525,196	93,578	5,994	3,612,780
Privately issued residential	3,104,209	484	778,139	2,326,554
Privately issued commercial	49,231	—	8,185	41,046
Other debt securities	263,773	18	93,193	170,598
Equity securities	352,908	581	22,750	330,739

	7,656,635	102,505	908,947	6,850,193

Investment securities held to maturity:
Obligations of states and political subdivisions	63,822	1,715	71	65,466
Privately issued residential mortgage-backed securities	411,847	—	92,730	319,117
Other debt securities	10,169	—	—	10,169

	485,838	1,715	92,801	394,752

Other securities	583,176	—	—	583,176

Total	$8,725,649	104,220	1,001,748	$7,828,121

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
          Gross realized gains on investment securities were $854 thousand and $34 million for the quarters ended March 31, 2009 and 2008, respectively. Gross realized losses on investment securities were $279 thousand and $95 thousand for the quarters ended March 31, 2009 and 2008, respectively. Effective January 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). In accordance with FSP 115-2, the Company recognized $32 million (pre-tax) of other-than-temporary impairment losses during the quarter ended March 31, 2009 related to seven privately issued residential mortgage-backed securities for which it no longer expects to recover the entire amortized cost basis. The impairment charges were recognized in light of deterioration of housing values in the residential real estate market and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing these securities. The other-than-temporary impairment losses recognized were net of $31 million (pre-tax) of unrealized losses classified in accumulated other comprehensive income for the same securities. The $32 million loss represents management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance. No other-than-temporary impairment losses on investment securities were recognized by the Company for the quarter ended March 31, 2008. The effect of the adoption of FSP 115-2 on debt securities previously reported as other-than-temporarily impaired was not material and, therefore, the Company did not record a transition adjustment as of January 1, 2009. The following table displays changes in credit losses recognized in earnings for the quarter ended March 31, 2009.

Debt securities
(in thousands)
Estimated credit losses as of January 1, 2009	$155,967
Additions for credit losses not previously recognized	32,199
Reductions for increases in cash flows	(548)

Estimated credit losses as of March 31, 2009	$187,618

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
          At March 31, 2009, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized	Estimated
	cost	fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$169,959	172,004
Due after one year through five years	89,104	91,364
Due after five years through ten years	38,185	39,070
Due after ten years	264,102	145,001

	561,350	447,439
Mortgage-backed securities available for sale	6,436,153	5,953,483

	$6,997,503	6,400,922

Debt securities held to maturity:
Due in one year or less	$40,557	40,885
Due after one year through five years	11,998	12,406
Due after five years through ten years	7,872	9,061
Due after ten years	11,859	11,848

	72,286	74,200
Mortgage-backed securities held to maturity	397,282	200,576

	$469,568	274,776

          A summary of investment securities that as of March 31, 2009 and December 31, 2008 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
		Unrealized		Unrealized
	Fair value	losses	Fair value	losses
		(In thousands)
March 31, 2009
U.S. Treasury and federal agencies	$11,227	(135)	—	—
Obligations of states and political subdivisions	13,600	(253)	3,514	(65)
Mortgage-backed securities:
Government issued or guaranteed	169,485	(1,736)	47,857	(989)
Privately issued residential	701,464	(226,191)	1,761,269	(575,025)
Privately issued commercial	—	—	32,215	(9,699)
Other debt securities	48,977	(14,441)	83,943	(105,194)
Equity securities	29,837	(30,939)	5	(34)

Total	$974,590	(273,695)	1,928,803	$(691,006)

December 31, 2008
U.S. Treasury and federal agencies	$6,660	(383)	—	—
Obligations of states and political subdivisions	26,456	(315)	2,182	(59)
Mortgage-backed securities:
Government issued or guaranteed	392,780	(4,962)	175,943	(1,032)
Privately issued residential	2,173,593	(629,321)	460,355	(241,548)
Privately issued commercial	—	—	41,046	(8,185)
Other debt securities	102,882	(17,784)	62,422	(75,409)
Equity securities	37,905	(22,720)	9	(30)

Total	$2,740,276	(675,485)	741,957	$(326,263)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
          The Company owned 538 individual investment securities with aggregate gross unrealized losses of $965 million at March 31, 2009. Approximately $801 million of the unrealized losses pertain to privately issued residential mortgage-backed securities with a cost basis of $3.3 billion. The Company also had $116 million of unrealized losses on trust preferred securities issued by financial institutions and securities backed by trust preferred securities issued by financial institutions having a cost basis of $240 million. Based on a review of each of the remaining securities in the investment securities portfolio at March 31, 2009, with the exception of the aforementioned seven privately issued residential mortgage-backed securities for which other-than-temporary impairment losses were recognized, the Company concluded that it expected to recover the amortized cost basis of its investment. As of March 31, 2009, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities. At March 31, 2009, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $560 million of cost method investment securities.
4. Borrowings
M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III”) have issued fixed rate preferred capital securities aggregating $310 million. On January 31, 2008 M&T Capital Trust IV (“Trust IV”), a Delaware business trust, issued $350 million of 8.50% fixed rate Enhanced Trust Preferred Securities (“8.50% Enhanced Trust Preferred Securities”). First Maryland Capital I (“Trust V”) and First Maryland Capital II (“Trust VI”) have issued floating rate preferred capital securities aggregating $300 million. The distribution rates on the preferred capital securities of Trust V and Trust VI adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and were 2.09% and 2.02%, respectively, at March 31, 2009 and 5.75% and 4.04%, respectively, at December 31, 2008. Fixed rate preferred capital securities totaling $16.5 million were issued by BSB Capital Trust I (“Trust VII”) and $15 million of floating rate preferred capital securities were issued by BSB Capital Trust III (“Trust VIII”). The distribution rate on the preferred capital securities of Trust VIII adjusts quarterly based on changes in the three-month LIBOR and was 4.44% at March 31, 2009 and 8.17% at December 31, 2008. Trust I, Trust II, Trust III, Trust IV, Trust V, Trust VI, Trust VII and Trust VIII are referred to herein collectively as the “Trusts.”

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings, continued
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
          The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities at March 31, 2009 and December 31, 2008 of Trust III, Trust V, Trust VI and Trust VII include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated Debentures of Trust V, Trust VI and Trust VIII were 2.09%, 2.02% and 4.44%, respectively, at March 31, 2009 and were 5.75%, 4.04% and 8.17%, respectively, at December 31, 2008.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings, continued
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
          Allfirst Preferred Capital Trust (“Allfirst Capital Trust”) has issued $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”). Allfirst Capital Trust is a Delaware business trust that was formed for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures of M&T and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T currently has outstanding $105.3 million aggregate liquidation amount Floating Rate Junior Subordinated Debentures due July 15, 2029 that are payable to Allfirst Asset Trust. The interest rates payable on such debentures were 2.52% and 6.18% at March 31, 2009 and December 31, 2008, respectively.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings, continued
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
          Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the common securities of Trust III, Trust V, Trust VI, Trust VII and Allfirst Asset Trust, the junior subordinated debentures associated with preferred capital securities had financial statement carrying values as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)
Trust I	$154,640	154,640

Trust II	103,093	103,093

Trust III	67,653	67,734

Trust IV	350,010	350,010

Trust V	144,888	144,750

Trust VI	142,815	142,649

Trust VII	16,933	16,927

Trust VIII	15,464	15,464

Allfirst Asset Trust	102,147	102,108

	$1,097,643	1,097,375

NOTES TO FINANCIAL STATEMENTS, CONTINUED
5. Pension plans and other postretirement benefits
The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit cost for defined benefit plans consisted of the following:

			Other
	Pension		postretirement
	benefits		benefits
	Three months ended March 31
	2009	2008	2009	2008
	(in thousands)
Service cost	$4,875	5,343	150	164
Interest cost on projected benefit obligation	11,015	10,764	900	1,076
Expected return on plan assets	(11,475)	(11,114)	—	—
Amortization of prior service cost	(1,650)	(1,640)	75	42
Amortization of net actuarial loss	2,350	1,220	—	42

Net periodic benefit cost	$5,115	4,573	1,125	1,324

          Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $10,774,000 and $10,327,000 for the three months ended March 31, 2009 and 2008, respectively.
6. Earnings per common share
The computations of basic earnings per common share follow:

	Three months ended
	March 31
	2009	2008
	(in thousands, except per share)
Income available to common stockholders:

Net income	$64,221	202,196
Less: Preferred stock dividends	(7,500)	—
Amortization of preferred stock discount	(1,399)	—
Income attributable to unvested stock-based compensation awards	(704)	—

Net income available to common stockholders	$54,618	202,196
Weighted-average shares outstanding (including common stock issuable)	110,439	110,017

Basic earnings per common share	$.49	1.84

NOTES TO FINANCIAL STATEMENTS, CONTINUED
6. Earnings per common share, continued
          The computations of diluted earnings per common share follow:

	Three months ended
	March 31
	2009	2008
	(in thousands, except per share)
Net income available to common stockholders	$54,618	202,196

Weighted-average shares outstanding	110,439	110,017
Plus: incremental shares from assumed conversion of stock-based compensation awards	—	950

Adjusted weighted-average shares outstanding	110,439	110,967

Diluted earnings per common share	$.49	1.82
          In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 was issued to specify that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common share pursuant to the two-class method. FSP 03-6-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. In January 2009, the Company issued a significant portion of its annual stock-based compensation awards in the form of restricted stock and restricted stock units, which are considered participating securities under FSP 03-6-1. Beginning for the quarter ended March 31, 2009, the Company’s earnings per common share are calculated using the two-class method. The effects of the application of the provisions of FSP 03-6-1 to previously reported earnings per common share amounts were immaterial.
          Stock-based compensation awards and warrants to purchase common stock of M&T representing approximately 15.0 million and 8.6 million common shares were not included in the computations of diluted earnings per common share for the three-month periods ended March 31, 2009 and 2008, respectively, because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
7. Comprehensive income
The following table displays the components of other comprehensive income:

	Three months ended March 31, 2009
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized gains (losses) on investment securities:

Available for sale (“AFS”) investment securities with OTTI:

Securities with OTTI charges during the period	$(62,808)	24,566	(38,242)
Less: OTTI charges recognized in net income	(32,199)	12,590	(19,609)

Net unrealized losses on investment securities with OTTI	(30,609)	11,976	(18,633)

AFS investment securities — all other:

Unrealized holding gains during period	147,229	(58,559)	88,670
Less: reclassification adjustment for gains realized in net income	27	(10)	17
Less: securities with OTTI charges during the period	(62,808)	24,566	(38,242)

	210,010	(83,115)	126,895

Amortization of unrealized holding losses to income during period on investment securities previously transferred from AFS to held to maturity	3,456	(879)	2,577

Net unrealized gains on investment securities	182,857	(72,018)	110,839

Cash flow hedges:
Reclassification of losses on terminated cash flow hedges to income	5,185	(2,024)	3,161

Defined benefit plan liability adjustment	775	(303)	472

	$188,817	(74,345)	114,472

NOTES TO FINANCIAL STATEMENTS, CONTINUED
7. Comprehensive income, continued

	Three months ended March 31, 2008
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized losses on AFS investment securities:
Unrealized holding losses during period	$(171,672)	57,245	(114,427)
Less: reclassification adjustment for gains realized in net income	33,447	(13,061)	20,386

	(205,119)	70,306	(134,813)

Cash flow hedges:
Unrealized losses on terminated cash flow hedges	(20,225)	7,887	(12,338)
Reclassification of losses on terminated cash flow hedges to income	4,419	(1,725)	2,694

	(15,806)	6,162	(9,644)

Defined benefit plan liability adjustment	(336)	131	(205)

	$(221,261)	76,599	(144,662)

          Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

			Cash	Defined
	Investment securities		flow	benefit
	With OTTI	All other	hedges	plans	Total
	(in thousands)
Balance — January 1, 2009	$—	(556,668)	(5,883)	(174,330)	(736,881)
Net gain (loss) during period	(18,633)	129,472	3,161	472	114,472

Balance — March 31, 2009	$(18,633)	(427,196)	(2,722)	(173,858)	(622,409)

Balance — January 1, 2008		$(59,406)	(8,931)	(46,485)	(114,822)
Net gain (loss) during period		(134,813)	(9,644)	(205)	(144,662)

Balance — March 31, 2008		$(194,219)	(18,575)	(46,690)	(259,484)

8. Derivative financial instruments
The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Derivative financial instruments, continued
firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecasted transaction. Pursuant to SFAS No. 133, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity’s approach to managing risk.
          As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of March 31, 2009.
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
          The net effect of interest rate swap agreements was to increase net interest income by $7 million and $1 million for the three months ended March 31, 2009 and 2008, respectively. Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-
	Notional	Average	average rate
	amount	maturity	Fixed	Variable
	(in thousands)	(in years)
March 31,2009
Fair value hedges:
Fixed rate time deposits (a)	$70,000	5.9	5.14%	1.40%
Fixed rate long-term borrowings (a)	1,037,241	7.2	6.33%	3.14%

	$1,107,241	7.2	6.25%	3.03%

December 31, 2008
Fair value hedges:
Fixed rate time deposits (a)	$70,000	6.1	5.14%	2.04%
Fixed rate long-term borrowings (a)	1,037,241	7.5	6.33%	4.28%

	$1,107,241	7.4	6.25%	4.14%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Derivative financial instruments, continued
          The Company utilizes commitments to sell residential and commercial real estate loans to hedge the exposure to changes in the fair value of real estate loans held for sale. Such commitments have generally been designated as fair value hedges. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in fair value of certain commitments to originate real estate loans for sale.
          For derivatives designated and qualifying as fair value hedges under SFAS No. 133, the fair values of the derivatives and changes in the fair values of the hedged items are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair values of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the consolidated statement of income. In a cash flow hedge, the effective portion of the derivative’s unrealized gain or loss is initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the unrealized gain or loss is reported in “other revenues from operations” immediately. The amount of hedge ineffectiveness recognized in the quarters ended March 31, 2009 and 2008 was not material to the Company’s results of operations.
          Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values of $15.0 billion and $14.6 billion at March 31, 2009 and December 31, 2008, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Derivative financial instruments, continued
          Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$124,650	146,111	$—	—
Commitments to sell real estate loans (a)	79	1,128	5,642	13,604

	124,729	147,239	5,642	13,604
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	22,168	11,132	131	2,988
Commitments to sell real estate loans (a)	5,240	5,875	16,089	8,876
Trading:
Interest rate swap agreements (b)	498,781	513,230	467,394	481,671
Foreign exchange and other option and futures contracts (b)	28,262	38,885	27,976	39,408

	554,451	569,122	511,590	532,943

Total derivatives	$679,180	716,361	$517,232	546,547

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.

(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Derivative financial instruments, continued

	Amount of unrealized gain (loss) recognized
	Three months ended March 31, 2009		Three months ended March 31, 2008
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate time deposits (a)	$(452)	449	471	(467)
Fixed rate long-term borrowings (a)	(21,315)	19,661	24,011	(24,085)

Total	$(21,767)	20,110	24,482	(24,552)

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$(172)		2,456
Foreign exchange and other option and futures contracts (b)	876		79

Total	$704		$2,535

(a)	Reported as other revenues from operations.

(b)	Reported as trading account and foreign exchange gains.
     In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans, which are considered derivatives under SFAS No. 133. The Company designates certain commitments to sell real estate loans as fair value hedges of real estate loans held for sale. For the three months ended March 31, 2009, net unrealized pre-tax losses of $935,000 relating to commitments to sell real estate loans, net unrealized pre-tax gains of $13,771,000 relating to commitments to originate real estate loans and net unrealized pre-tax gains of $1,757,000 relating to hedged real estate loans held for sale were recognized in the consolidated statement of income. For the three months ended March 31, 2008, net unrealized pre-tax losses of $3,628,000 relating to commitments to sell real estate loans, net unrealized pre-tax gains of $4,891,000 relating to commitments to originate real estate loans and net unrealized pre-tax gains of $3,938,000 relating to hedged real estate loans held for sale were recognized in the consolidated statement of income. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.
     The aggregate fair value of derivative financial instruments in a net liability position at March 31, 2009 for which the Company was required to post collateral was $341 million. The fair value of collateral posted for such instruments was $327 million.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Fair value measurements
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for fair value measurements of certain of its financial instruments. The provisions of SFAS No. 157 that pertain to measurement of non-financial assets and liabilities were not effective until January 1, 2009.
          The provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permit an entity to choose to measure eligible financial instruments and other items at fair value, also became effective January 1, 2008. The Company has not made any fair value elections under SFAS No. 159.
          The definition of fair value is clarified by SFAS No. 157 to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 established a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability.
•	Level 1 — Valuation is based on quoted prices in active markets for identical assets and liabilities.

•	Level 2 — Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.

•	Level 3 — Valuation is derived from model-based and other techniques in which at least one significant input is unobservable and which may be based on the Company’s own estimates about the assumptions that market participants would use to value the asset or liability.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Fair value measurements, continued
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
          Due to the severe disruption in the credit markets during the second half of 2008 and continuing into 2009, trading activity in privately issued mortgage-backed securities was very limited. The markets for such securities were generally characterized by a sharp reduction of non-agency mortgage-backed securities issuances, a significant reduction in trading volumes and extremely wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices were generally obtained for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. Because of the inactivity in the markets and the lack of observable valuation inputs, the Company has classified the valuation of privately issued mortgage-backed securities as Level 3.
          In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provided guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. M&T has determined that there has been a significant decline in the volume and level of activity in the market for much of its privately issued mortgage-backed securities. As a result the Company supplemented its determination of fair value for many of its privately issued mortgage-backed securities by obtaining pricing indications from two independent sources at March 31, 2009. M&T further ascertained that many of the recently observable trades in the market for privately issued residential mortgage-backed securities could not be determined to be orderly. As a result the Company also performed internal modeling to estimate the cash flows and fair value of 121 of its privately issued residential mortgage-backed securities with an amortized cost basis of $2.3 billion at March 31, 2009. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds, including estimates about the timing and amount of credit losses and prepayments. In estimating those cash flows, the Company used conservative assumptions as to future delinquency, defaults and loss rates, including assumptions for further home price depreciation. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities given the conservative nature of the cash flow modeling performed in the Company’s assessment of value. To determine the point within the range of potential values that was most representative of fair value under current market conditions for each of the 121 bonds, M&T computed prices based on judgmentally applied weightings of the internal model valuations and the prices obtained from the average of the two independent pricing sources. Weightings applied to internal model valuations ranged from zero to 40% depending on bond structure and collateral type, with prices for bonds in non-senior tranches generally receiving lower weightings on the internal model results and senior bonds

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Fair value measurements, continued
receiving a higher model weighting. Weighted-average reliance on internal model pricing for the bonds modeled was 37% with a 63% average weighting placed on the values provided by the independent sources. The Company concluded its estimate of fair value for the $2.3 billion of privately issued residential mortgage-backed securities to approximate $1.8 billion, which implies a weighted-average market yield based on reasonably likely cash flows of 11%, based on a range of 5% to 65%. Other valuations of privately issued residential mortgage-backed securities with an amortized cost basis of $649 million and fair value of $567 million, primarily comprised of retained securities from two M&T non-recourse securitization transactions executed in 2002 and 2003, and other privately issued commercial mortgage-backed securities with an amortized cost basis of $42 million and a fair value of $32 million were determined by reference to independent pricing sources without adjustment. Privately issued mortgage-backed securities constituted substantially all of the available for sale investment securities classified as Level 3 valuations as of March 31, 2009.
Real estate loans held for sale
The Company utilizes commitments to sell real estate loans to hedge the exposure to changes in fair value of real estate loans held for sale. The carrying value of hedged real estate loans held for sale includes changes in estimated fair value during the hedge period. Typically, the Company attempts to hedge real estate loans held for sale from the date of close through the sale date. The fair value of hedged real estate loans held for sale is generally calculated by reference to quoted prices in secondary markets for commitments to sell real estate loans with similar characteristics and, as such, have been classified as a Level 2 valuation.
Commitments to originate real estate loans for sale and commitments to sell real estate loans
The Company enters into various commitments to originate real estate loans for sale and commitments to sell real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value on the consolidated balance sheet. The estimated fair values of such commitments were generally calculated by reference to quoted prices in secondary markets for commitments to sell real estate loans to certain government-sponsored entities and other parties. The fair valuations of commitments to sell real estate loans generally result in a Level 2 classification. The estimated fair value of commitments to originate real estate loans for sale are oftentimes adjusted to reflect the Company’s anticipated commitment expirations. Estimated commitment expirations are considered a significant unobservable input, which results in a Level 3 classification. The Company includes the expected net future cash flows related to the associated servicing of the loan in the fair value measurement of a derivative loan commitment. The estimated value ascribed to the expected net future servicing cash flows is also considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Fair value measurements, continued
          The following tables present assets and liabilities at March 31, 2009 and December 31, 2008 measured at estimated fair value on a recurring basis:

	Fair value
	measurements at
	March 31,
	2009	Level 1	Level 2	Level 3
	(in thousands)
Trading account assets	$591,802	40,495	551,307	—
Investment securities available for sale:
U.S. Treasury and federal agencies	229,528	—	229,528	—
Obligations of states and political subdivisions	75,113	—	62,931	12,182
Mortgage-backed securities:
Government issued or guaranteed	3,571,865	—	3,571,865	—
Privately issued residential	2,349,403	—	—	2,349,403
Privately issued commercial	32,215	—	—	32,215
Other debt securities	142,798	—	140,377	2,421
Equity securities	256,455	231,102	23,010	2,343

	6,657,377	231,102	4,027,711	2,398,564
Real estate loans held for sale	803,543	—	803,543	—
Other assets (a)	152,184	—	130,016	22,168

Total assets	$8,204,906	271,597	5,512,577	2,420,732

Trading account liabilities	$495,370	11,415	483,955	—
Other liabilities (a)	21,862	—	21,731	131

Total liabilities	$517,232	11,415	505,686	131

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Fair value measurements, continued

	Fair value
	measurements at
	December 31,
	2008	Level 1	Level 2	Level 3
	(in thousands)
Trading account assets	$617,821	46,142	571,679	—
Investment securities available for sale:
U.S. Treasury and federal agencies	296,713	—	291,181	5,532
Obligations of states and political subdivisions	71,763	—	71,725	38
Mortgage-backed securities:
Government issued or guaranteed	3,612,780	—	3,528,236	84,544
Privately issued residential	2,326,554	—	—	2,326,554
Privately issued commercial	41,046	—	—	41,046
Other debt securities	170,598	—	168,102	2,496
Equity securities	330,739	297,231	31,206	2,302

	6,850,193	297,231	4,090,450	2,462,512

Real estate loans held for sale	507,971	—	507,971	—
Other assets (a)	164,433	—	153,179	11,254

Total assets	$8,140,418	343,373	5,323,279	2,473,766

Trading account liabilities	$521,079	14,193	506,886	—
Other liabilities (a)	25,468	—	22,480	2,988

Total liabilities	$546,547	14,193	529,366	2,988

(a)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Fair value measurements, continued
          The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2009 were as follows:

								Changes in
								unrealized
								gains (losses)
		Total gains (losses)						included in
		realized/unrealized						earnings
								related to
				Included in	Purchases,	Transfer		assets still
	Balance-			other	sales,	in and/or	Balance-	held at
	December 31,	Included		comprehensive	issuances &	out of	March 31,	March 31,
	2008	in earnings		income	settlements	Level 3	2009.	2009.
Investment securities available for sale:
U.S. Treasury and federal agencies	$5,532	—		—	—	(5,532)	—	—
Obligations of states and political subdivisions	38	—		1	—	12,143	12,182	—
Government issued or guaranteed mortgage- backed securities	84,544	—		—	—	(84,544)	—	—
Privately issued residential mortgage-backed securities	2,326,554	(32,199	)(a)	177,505	(122,457)	—	2,349,403	(32,199)
Privately issued commercial mortgage-backed securities	41,046	—		(3,262)	(5,569)	—	32,215	—
Other debt securities	2,496	548		(75)	(548)	—	2,421	548
Equity securities	2,302	—		—	41	—	2,343	—

	2,462,512	(31,651)		174,169	(128,533)	(77,933)	2,398,564	(31,651)

Other assets and other liabilities	8,266	27,258	(b)	—	—	(13,487)	22,037	24,043 (b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Fair value measurements, continued
          The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2008 were as follows:

								Changes in
								unrealized
								gains
								(losses)
								included in
		Total gains (losses)						earnings
		realized/unrealized						related to
				Included in	Purchases,	Transfer		assets still
	Balance-			other	sales,	in and/or	Balance-	held at
	January 1,	Included		comprehensive	issuances &	out of	March 31,	March 31,
	2008	in earnings		income	settlements	Level 3	2008	2008
Investment securities available for sale:
U.S. Treasury and federal agencies	$5,696	—		132	(140)	—	5,688	—
Obligations of states and political subdivisions	50	—		(2)	—	—	48	—
Government issued or guaranteed mortgage- backed securities	118,992	—		1,898	(1,858)	(28,936)	90,096	—
Privately issued residential mortgage-backed securities	1,159,644	—		(56,051)	(48,576)	—	1,055,017	—
Other debt securities	27,115	—		(7,485)	—	—	19,630	—
Equity securities	2,324	—		(3)	1	—	2,322	—

	1,313,821	—		(61,511)	(50,573)	(28,936)	1,172,801	—

Other assets and other liabilities	2,654	12,720	(b)	—	—	(7,246)	8,128	8,128	(b)

(a)	Reported as an other-than-temporary impairment loss in the consolidated statement of income.

(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Fair value measurements, continued
          The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements in accordance with GAAP.
Loans
Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with SFAS No. 114 when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $450 million at March 31, 2009, ($229 million and $221 million of which were classified as Level 2 and Level 3, respectively) and $202 million at March 31, 2008 ($148 million and $54 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on March 31, 2009 and 2008 were decreases of $89 million and $23 million for the three-month periods ended March 31, 2009 and 2008, respectively.
Capitalized servicing rights
Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment to FASB Statement No. 140,” the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. At March 31, 2009, $44 million of capitalized servicing rights had a carrying value equal to their fair value. Changes in fair value of capitalized servicing rights recognized for the three months ended March 31, 2009 were an increase of $5 million. At March 31, 2008, $67 million of capitalized servicing rights had a carrying value equal to their fair value. Changes in fair value of capitalized

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Fair value measurements, continued
servicing rights recognized for the three months ended March 31, 2008 were a decrease of $5 million.
Assets taken in foreclosure of defaulted loans
Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement during the three months ended March 31, 2009 that were still held by the Company as of that date were $21 million. Changes in fair value recognized for those foreclosed assets held by the Company at March 31, 2009 were $10 million.
10. Commitments and contingencies
In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	March 31,	December 31,
	2009	2008
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$5,920,342	5,972,541
Commercial real estate loans to be sold	138,181	252,559
Other commercial real estate and construction	2,070,209	2,238,464
Residential real estate loans to be sold	1,471,532	870,578
Other residential real estate	303,438	211,705
Commercial and other	6,601,722	6,666,988

Standby letters of credit	3,822,985	3,886,396

Commercial letters of credit	26,793	45,503

Financial guarantees and indemnification contracts	1,551,340	1,546,873

Commitments to sell real estate loans	1,713,755	1,306,041
          Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Commitments and contingencies, continued
letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.
          Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Federal National Mortgage Association Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $1.2 billion at each of March 31, 2009 and December 31, 2008.
          Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.
          The Company utilizes commitments to sell real estate loans to hedge exposure to changes in the fair value of real estate loans held for sale. Such commitments are considered derivatives in accordance with SFAS No. 133 and along with commitments to originate real estate loans to be held for sale are generally recorded in the consolidated balance sheet at estimated fair market value. The Company follows the provisions of Staff Accounting Bulletin No. 109 issued by the Securities and Exchange Commission (“SEC”), which requires that the expected net future cash flows related to the associated servicing of the loan be included in the fair value measurement of the derivative loan commitment.
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
          The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $104 million at March 31, 2009. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $67 million at March 31, 2009. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. The Company’s liability for reinsurance losses, including estimated losses incurred but not yet reported, was not material at either March 31, 2009 or December 31, 2008.
          In October 2007, Visa completed a reorganization in contemplation of its initial public offering (“IPO”) that subsequently occurred during the first quarter of 2008. As part of that reorganization, M&T Bank, M&T’s principal banking subsidiary, and other member banks of Visa received shares of Class B common stock of Visa. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation involving Visa (“Covered Litigation”). As of December 31, 2007, although Visa was expected to set

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Commitments and contingencies, continued
aside a portion of the proceeds from its IPO in an escrow account to fund any judgments or settlements that may arise out of the Covered Litigation, guidance from the SEC indicated that Visa member banks should record a liability for the fair value of the contingent obligation to Visa. The estimation of the Company’s proportionate share of any potential losses related to the Covered Litigation was extremely difficult and involved a great deal of judgment. Nevertheless, in the fourth quarter of 2007 the Company recorded a pre-tax charge of $23 million ($14 million after tax effect) related to the Covered Litigation. In accordance with GAAP and consistent with the SEC guidance, the Company did not recognize any value for its common stock ownership interest in Visa as of December 31, 2007. During the first quarter of 2008, Visa completed its IPO and, as part of the transaction, funded an escrow account for $3 billion from the proceeds of the IPO to cover potential settlements arising out of the Covered Litigation. As a result, during the first three months of 2008, the Company reversed approximately $15 million of the $23 million accrued during the fourth quarter of 2007 for the Covered Litigation. The initial accrual in 2007 and the partial reversal in 2008 were included in “other costs of operations” in the consolidated statement of income. In addition, M&T Bank was allocated 1,967,028 Class B common shares of Visa. Of those shares, 760,455 were mandatorily redeemed in March 2008 resulting in a pre-tax gain of $33 million ($20 million after tax) which has been included in “gain on bank investment securities” in the consolidated statement of income. During the fourth quarter of 2008, Visa announced that it had settled an additional portion of the Covered Litigation and that it would further fund the escrow account to provide for that settlement. As noted above, the Company had previously recorded a reserve for the estimated fair value of its obligation to indemnify Visa for the Covered Litigation. Management believes that the terms of the recent settlement and the funding of the escrow account did not result in a material impact to the Company’s consolidated financial position or results of operations.
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
11. Segment information
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
          The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 22 to the Company’s consolidated financial statements as of and for the year ended December 31, 2008. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, the financial information of the reported segments is not necessarily comparable with similar

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Segment information, continued
information reported by other financial institutions. As also described in note 22 to the Company’s 2008 consolidated financial statements, neither goodwill nor core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have been allocated to the Company’s reportable segments, but are included in the “All Other” category. The Company has, however, assigned such intangible assets to business units for purposes of testing for impairment.
          Information about the Company’s segments is presented in the following table:

	Three months ended March 31
	2009			2008
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)
	(in thousands)
Business Banking	$93,635	—	30,112	95,249	—	32,783

Commercial Banking	165,127	—	57,154	162,584	85	66,809

Commercial Real Estate	88,964	6	42,983	86,278	208	42,809

Discretionary Portfolio	11,298	(3,084)	(5,089)	43,475	(4,329)	15,977

Residential Mortgage Banking	80,011	11,869	5,500	67,418	13,331	5,059

Retail Banking	284,652	2,655	52,363	302,868	2,967	75,470

All Other	(43,539)	(11,446)	(118,802)	33,641	(12,262)	(36,711)

Total	$680,148	—	64,221	791,513	—	202,196

	Average total assets
	Three months ended		Year ended
	March 31		December 31
	2009	2008	2008
	(in millions)
Business Banking	$4,563	4,410	4,452

Commercial Banking	15,292	14,370	14,981

Commercial Real Estate	11,770	11,045	11,394

Discretionary Portfolio	13,407	14,927	14,179

Residential Mortgage Banking	2,737	2,691	2,660

Retail Banking	11,169	11,514	11,356

All Other	5,828	6,058	6,110

Total	$64,766	65,015	65,132

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Segment information, continued

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $4,933,000 and $5,783,000 for the three-month periods ended March 31, 2009 and 2008, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.
12. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.
In 2007 M&T invested $300 million to acquire a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage lender that specializes in originating, securitizing and servicing small balance commercial real estate loans. M&T recognizes income from BLG using the equity method of accounting.
          Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has purchased loan servicing rights for small balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $5.9 billion at each of March 31, 2009 and December 31, 2008. Amounts recorded as capitalized servicing assets for such loans totaled $53 million at March 31, 2009 and $58 million at December 31, 2008. In addition, capitalized servicing rights at March 31, 2009 and December 31, 2008 also included $25 million and $28 million, respectively, for servicing rights that were purchased from Bayview Financial related to residential mortgage loans with outstanding principal balances of $4.4 billion at March 31, 2009 and $4.6 billion at December 31, 2008. Revenues from servicing residential and small balance commercial mortgage loans purchased from BLG and Bayview Financial were $13 million during each of the quarters ended March 31, 2009 and 2008. M&T Bank provided $62 million and $71 million of credit facilities to Bayview Financial at March 31, 2009 and December 31, 2008, respectively, of which $50 million and $57 million was outstanding at March 31, 2009 and December 31, 2008, respectively. Finally, at March 31, 2009 and December 31, 2008, the Company held $29 million and $32 million, respectively, of collateralized mortgage obligations in its available-for-sale investment securities portfolio that were securitized by Bayview Financial. In addition, the Company held $397 million and $412 million of similar investment securities in its held-to-maturity portfolio at March 31, 2009 and December 31, 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Net income for M&T Bank Corporation (“M&T”) in the first quarter of 2009 was $64 million or $.49 of diluted earnings per common share, compared with $202 million or $1.82 of diluted earnings per common share in the first quarter of 2008. During the fourth quarter of 2008, net income totaled $102 million or $.92 of diluted earnings per common share. Basic earnings per common share were $.49 in the initial quarter of 2009, compared with $1.84 and $.92 in the first and fourth quarters of 2008, respectively. The after-tax impact of acquisition and integration-related expenses (included herein as merger-related expenses) associated with M&T’s pending acquisition of Provident Bankshares Corporation (“Provident”), expected to close in the second quarter of 2009, was $1 million ($2 million pre-tax), or $.01 of basic and diluted earnings per common share in the recent quarter. Merger-related expenses in the first 2008 quarter related to the November 30, 2007 acquisition of Partners Trust Financial Group, Inc. (“Partners Trust”) and the December 7, 2007 acquisition by M&T Bank, the principal bank subsidiary of M&T, of the Mid-Atlantic retail banking franchise of First Horizon Bank (“First Horizon”) totaled $2 million ($4 million pre-tax) or $.02 of basic and diluted earnings per common share in the first quarter of 2008. There were no similar expenses in 2008’s final quarter.
          The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the first quarter of 2009 was .40%, compared with 1.25% in the initial 2008 quarter and .63% in the fourth quarter of 2008. The annualized rate of return on average common stockholders’ equity was 3.61% in the first three months of 2009, compared with 12.49% and 6.41% in the first and fourth quarters of 2008, respectively.
          The Company’s financial results for the first quarter of 2009 were significantly affected by the recessionary state of the U.S. economy and the continued deterioration of residential real estate values throughout much of the country. Specifically, the provision for credit losses rose to $158 million in the initial 2009 quarter from $60 million in the first quarter of 2008. Net loan charge-offs were $100 million in the recent quarter, up from $46 million in the year-earlier period. The provision and net charge-offs in the final quarter of 2008 were $151 million and $144 million, respectively. The excess of the recent quarter’s provision above net charge-offs was deemed necessary due largely to a commercial loan transferred to nonaccrual status during the quarter for which the full collectibility is in question.
          Reflecting the early adoption of recently issued accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), other-than-temporary impairment charges of $32 million ($20 million after taxes, or $.18 of diluted earnings per common share) were recorded during the initial quarter of 2009 on privately issued collateralized mortgage obligations (“CMOs”). Those securities, which are collateralized by residential real estate loans, are held in the Company’s available-for-sale investment securities portfolio and have an adjusted cost basis after the impairment charges of $59 million and estimated market value of $28 million as of March 31, 2009. The impact of adopting the new accounting pronouncements is discussed herein under the headings “Capital” and “Recent Accounting Developments” and in note 3 of Notes to Financial Statements. The Company recorded other-than-temporary impairment charges of $24 million ($14 million after taxes, or $.13 of diluted earnings per common share) in the final quarter of 2008 related to certain private CMOs and collateralized debt obligations (“CDOs”). The Company continues to hold those bonds in its available-for-sale investment securities portfolio at an adjusted cost basis of $2 million.

          Reflected in the Company’s financial results for the first three months of 2008 was $29 million, or $.26 of diluted earnings per share, resulting from the status of M&T Bank, the principal bank subsidiary of M&T, as a member bank of Visa. During the last quarter of 2007, Visa completed a reorganization in contemplation of its initial public offering (“IPO”) in 2008. As part of that reorganization M&T Bank and other member banks of Visa received shares of Class B common stock of Visa. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation involving Visa (“Covered Litigation”). As of December 31, 2007, although Visa was expected to set aside a portion of the proceeds from its IPO in an escrow account to fund any judgments or settlements that may arise out of the Covered Litigation, guidance from the Securities and Exchange Commission (“SEC”) indicated that Visa member banks should record a liability for the fair value of the contingent obligation to Visa. The estimation of the Company’s proportionate share of any potential losses related to the Covered Litigation was extremely difficult and involved a great deal of judgment. Nevertheless, in the fourth quarter of 2007 the Company recorded a pre-tax charge of $23 million ($14 million after tax effect, or $.13 per diluted common share) related to the Covered Litigation. In accordance with generally accepted accounting principles (“GAAP”) and consistent with the SEC guidance, the Company did not recognize any value for its common stock ownership interest in Visa as of the 2007 year-end. During the first quarter of 2008, Visa completed its IPO and, as part of the transaction, funded an escrow account with $3 billion from the proceeds of the IPO to cover potential settlements arising out of the Covered Litigation. As a result, during the first three months of 2008, the Company reversed approximately $15 million of the $23 million accrued during the fourth quarter of 2007 for the Covered Litigation. In addition, M&T Bank was allocated 1,967,028 Class B common shares of Visa based on its proportionate ownership of Visa. Of those shares, 760,455 were mandatorily redeemed in March 2008 for an after-tax gain of $20 million ($33 million pre-tax). That pre-tax amount was recorded as gain on bank investment securities in the consolidated statement of income for 2008’s initial quarter. During the fourth quarter of 2008, Visa announced that it had settled an additional portion of the Covered Litigation and it further funded the escrow account to provide for that settlement. That settlement and subsequent funding of the escrow account did not result in a material impact to the Company’s consolidated financial position or results of operations.
Supplemental Reporting of Non-GAAP Results of Operations
As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.4 billion at each of March 31, 2009, March 31, 2008 and December 31, 2008. Included in such intangible assets was goodwill of $3.2 billion at each of those dates. Amortization of core deposit and other intangible assets, after tax effect, was $9 million ($.09 per diluted common share) during 2009’s initial quarter, $11 million ($.10 per diluted common share) during the first quarter of 2008, and $10 million ($.08 per diluted common share) in the fourth quarter of 2008.
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

          Net operating income totaled $75 million in the first quarter of 2009, compared with $216 million in the year-earlier quarter. Diluted net operating earnings per common share for the initial quarter of 2009 were $.59, compared with $1.94 in the corresponding 2008 quarter. Net operating income and diluted net operating earnings per common share were $112 million and $1.00, respectively, in the fourth quarter of 2008.
          Net operating income in the recently completed quarter represented an annualized rate of return on average tangible assets of .50%, compared with 1.41% and .72% in the first and fourth quarters of 2008, respectively. Net operating income expressed as an annualized return on average tangible common equity was 9.36% in the first quarter of 2009, compared with 27.86% in the year-earlier quarter and 15.01% in the last quarter of 2008.
          Reconciliations of GAAP results with non-GAAP results are provided in table 2.
Taxable-equivalent Net Interest Income
Taxable-equivalent net interest income aggregated $453 million in the first quarter of 2009, down 7% from $485 million in the corresponding 2008 quarter and 8% below $491 million in the fourth quarter of 2008. The decline in the recent quarter’s total as compared with the first quarter of 2008 was predominantly due to a 19 basis point (hundredths of one percent) narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 3.19% from 3.38%. That narrowing was largely the result of a lower contribution from interest-free funds due to a decline in the rates paid on interest-bearing liabilities, which are used to value such funds. The decrease in net interest income from the fourth quarter of 2008 to the recently completed quarter was also due to a narrowing of the net interest margin, which declined 18 basis points from 3.37% in 2008’s final quarter. That narrowing was largely attributable to a rapid decline in market interest rates late in the fourth quarter of 2008 and the impact on rates earned on loans repricing more quickly than the rates paid on interest-bearing liabilities.
          Average loans and leases totaled $48.8 billion in each of the first quarter of 2009 and the fourth quarter of 2008, up from $48.6 billion in 2008’s initial quarter. Commercial loans and leases averaged $14.0 billion in the first 2009 quarter, up 5% from $13.3 billion in the year-earlier quarter. Average commercial real estate loans rose $801 million or 4% to $18.8 billion in the recent quarter from $18.0 billion in the first quarter of 2008. The Company’s residential real estate loan portfolio averaged $5.0 billion in 2009’s initial quarter, down $943 million or 16% from $6.0 billion in the similar quarter of 2008. Included in that portfolio were loans held for sale, which averaged $548 million in the recently completed quarter, compared with $718 million in the first quarter of 2008. Excluding such loans, average residential real estate loans declined $773 million from the first quarter of 2008 to the first quarter of 2009. That decline was largely attributable to securitization transactions in June and July 2008, which aggregated $875 million and resulted in the transfer of balances from loans to investment securities. Similar securitizations in March 2009 were completed aggregating $141 million, lowering average residential real estate loan balances in 2009’s first quarter by approximately $38 million. In each of those transactions, residential real estate loans were securitized into mortgage-backed securities guaranteed by the Federal National Mortgage Association (“Fannie Mae”), which are now held in the Company’s available-for-sale investment securities portfolio. The securitizations were completed to improve the Company’s liquidity because securities may be more easily pledged as collateral for borrowings and to enhance regulatory capital ratios because Fannie Mae guaranteed securities have a lower risk rating than whole loans for regulatory capital purposes. Average consumer loans and leases totaled $11.0 billion in the recent quarter, down $330 million or 3% from $11.3 billion in the year-earlier period.
          Total average loan balances in the recent quarter were little changed from the fourth quarter of 2008. Relatively modest changes were experienced in each of the major loan categories during the recent quarter as compared with the final quarter of 2008. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.
AVERAGE LOANS AND LEASES
(net of unearned discount)

		Percent increase
		(decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
Dollars in millions	2009	2008	2008
Commercial, financial, etc.	$14,031	5%	(1)%
Real estate — commercial	18,795	4	1
Real estate — consumer	5,033	(16)	3
Consumer
Automobile	3,269	(13)	(3)
Home equity lines	4,768	10	2
Home equity loans	942	(18)	(5)
Other	1,986	(5)	(1)

Total consumer	10,965	(3)	(1)

Total	$48,824	1%	—%

          The investment securities portfolio averaged $8.5 billion during the initial quarter of 2009, down from $8.9 billion in each of the first and fourth quarters of 2008. The decline in such securities from the first quarter of 2008 largely reflects maturities and paydowns, partially offset by the Fannie Mae mortgage-backed securities created in the June and July 2008 securitization transactions already noted. The decrease from the fourth quarter of 2008 was also largely the result of maturities and paydowns of mortgage-backed securities. The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination.
          The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” As previously noted, an other-than-temporary impairment charge of $32 million was recognized in the first quarter of 2009 related to certain CMOs held in the Company’s available-for-sale investment securities portfolio. During the fourth quarter of 2008, other-than-temporary impairment charges of $24 million were recognized on certain CMOs backed by option adjustable-rate residential mortgages (“ARMs”) that had an amortized cost of $13 million and on three CDOs backed by bank preferred capital securities that had an amortized cost of $12 million. The CDOs were obtained in the Partners Trust transaction. As of March 31, 2009 and December 31, 2008, the Company concluded that the remaining declines associated with the rest of the investment securities portfolio were temporary in nature. That conclusion was based on management’s assessment of future cash flows associated with individual investment securities as of each respective date. A further discussion of fair values of investment securities is included herein under the headings “Capital” and “Recent Accounting Developments.” Additional information about the investment securities portfolio is included in notes 3 and 9 of Notes to Financial Statements.
          Other earning assets include deposits at banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $195 million in the recently completed quarter, compared with $214 million and $215 million in the first and fourth quarters of 2008, respectively. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.
          As a result of the changes described herein, average earning assets aggregated $57.5 billion in the first quarter of 2009, compared with $57.7 billion in the corresponding 2008 quarter. Average earning assets aggregated $57.9 billion in the fourth quarter of 2008.
          The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, nonbrokered interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned bank subsidiary of M&T, are also included in core deposits. Core deposits averaged $34.7 billion in the first quarter of 2009, up from $30.6 billion in the similar quarter of 2008 and $33.1 billion in the final quarter of 2008. The growth in such deposits since the first quarter of 2008 was due, in part, to a lower interest rate environment during the two most recent quarters and to the continuing recessionary environment in the U.S., and its impact on the attractiveness of alternative investments to the Company’s customers. During the declining interest rate environment, over the last twelve months the Company has also experienced a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have increased. The following table provides an analysis of quarterly changes in the components of average core deposits.
AVERAGE CORE DEPOSITS

		Percent increase
		(decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
Dollars in millions	2009	2008	2008
NOW accounts	$512	6%	(3)%
Savings deposits	20,333	21	7
Time deposits less than $100,000	5,327	(11)	(2)
Noninterest-bearing deposits	8,554	15	7

Total	$34,726	13%	5%

          Additional sources of funding for the Company include domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $3.0 billion during each of the first quarter of 2009 and the last 2008 quarter, compared with $2.6 billion in the first quarter of 2008. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $2.5 billion, $4.8 billion and $3.0 billion for the quarters ended March 31, 2009, March 31, 2008 and December 31, 2008, respectively. Average brokered time deposits totaled $435 million during the recently completed quarter, compared with $1.8 billion and $948 million in the first and fourth quarters of 2008, respectively. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $70 million of brokered time deposits. The Company also had brokered NOW and brokered money-market deposit accounts which in the aggregate averaged $894 million during the first quarter of 2009, compared with $102 million in the year-earlier quarter and $465 million in the fourth quarter of 2008. The significant rise in such average brokered deposit balances in the recent quarter as compared with the first and fourth quarters of 2008 was the result of customer demand for such deposits, largely resulting from the uncertain economic markets and the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. Offshore branch deposits and brokered deposits have been used by the Company as an alternative to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for such deposits, and the cost of funds available from alternative sources at the time.
          The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks (“FHLBs”), the Federal Reserve and others as sources of funding. The average balance of short-term borrowings was $3.5 billion in the initial 2009 quarter, compared with $7.2 billion in the year-earlier quarter and $5.0 billion in the final 2008 quarter. Beginning in the second quarter of 2008, the Company has actively sought to increase the average maturity of its non-deposit sources of funds and to reduce short-term borrowings. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature daily, that averaged $1.8 billion in the recent quarter, compared with $5.6 billion and $2.9 billion in the first and fourth quarters of 2008, respectively. Overnight federal funds borrowings have historically represented the largest component of short-term borrowings and are obtained from a wide variety of banks and other financial institutions. Also included in short-term borrowings were secured borrowings with the Federal Reserve through their Term Auction Facility (“TAF”). Borrowings under the TAF averaged $467 million, $62 million and $457 million in the three-month periods ended March 31, 2009, March 31, 2008 and December 31, 2008, respectively. There were no outstanding borrowings under the TAF at March 31, 2009. Also included in average short-term borrowings in the first and fourth quarters of 2008 was a $500 million revolving asset-backed structured borrowing secured by automobile loans that was paid off during the final quarter of 2008. All of the available amount of that structured borrowing was in use during the initial 2008 quarter, while the average balance of that borrowing during 2008’s fourth quarter was $353 million. Average short-term borrowings during the recent quarter included $1.0 billion of borrowings from the FHLB of New York, compared with $781 million and $982 million in the first and fourth quarters of 2008, respectively.
          Long-term borrowings averaged $11.6 billion in the first quarter of 2009, compared with $10.3 billion in the similar 2008 quarter and $12.1 billion in the fourth quarter of 2008. Included in average long-term borrowings were amounts borrowed from the FHLBs of $6.7 billion in the initial quarter of 2009, and $5.4 billion and $7.1 billion in the first and fourth quarters of 2008, respectively, and subordinated capital notes of $1.9 billion in each of the quarters ended March 31, 2009, March 31, 2008 and December 31, 2008. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.1 billion in each of the first quarter of 2009 and the fourth quarter of 2008, compared with $981 million in the first quarter of 2008. During January 2008, M&T issued $350 million of Enhanced Trust Preferred Securities, bearing a fixed rate of interest of 8.50% and maturing in 2068. The related junior subordinated debentures are included in long-term borrowings. Information regarding trust preferred securities and the related junior subordinated debentures is provided in note 4 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.6 billion during each of the first quarters of 2009 and 2008 and the fourth quarter of 2008. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.
          Changes in the composition of the Company’s earning assets and interest-bearing liabilities as described herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 2.91% in the first quarter of 2009 and 2.94% in the year-earlier quarter. The yield on earning assets during the recent quarter was 4.65%, down 155 basis points from 6.20% in the first quarter of 2008, while the rate paid on interest-bearing liabilities decreased 152 basis points to 1.74% from 3.26%. In the fourth quarter of 2008, the net interest spread was 3.03%, the yield on earning assets was 5.35% and the rate paid on interest-bearing liabilities was 2.32%. The decline in rates resulted from the Federal Reserve lowering its benchmark overnight federal funds target rate throughout 2008 seven times, such that, at December 31, 2008 and March 31, 2009, the Federal Reserve’s target rate for overnight federal funds was expressed as a range from 0% to .25%. The twelve basis point decline in spread from the fourth quarter of 2008 to the initial 2009 quarter was due largely to the steep decline in market interest rates late in the fourth quarter of 2008 and the quicker repricing of rates earned on loans as compared with rates paid on interest-bearing liabilities.
          Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill, core deposit and other intangible assets and M&T’s investment in Bayview Lending Group (“BLG”), of which M&T owns 20%. Net interest-free funds averaged $9.5 billion in the first quarter of 2009, compared with $7.7 billion and $8.5 billion in the first and fourth quarters of 2008, respectively. The rise in net interest free funds in the recent quarter as compared with the first and fourth quarters of 2008 was largely the result of higher average balances of noninterest-bearing deposits and stockholders’ equity. Goodwill and core deposit and other intangible assets averaged $3.4 billion during each of the quarters ended March 31, 2009, March 31, 2008 and December 31, 2008. The cash surrender value of bank owned life insurance averaged $1.2 billion in each of those same quarters. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”
          The contribution of net interest-free funds to net interest margin was .28% in the recent quarter, compared with .44% in the year-earlier quarter and .34% in 2008’s final quarter. The decrease in the contribution to net interest margin ascribed to net interest-free funds in the recent quarter as compared with the first and fourth quarters of 2008 resulted largely from the impact of lower interest rates on interest-bearing liabilities used to value such contribution.
          Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.19% in the first quarter of 2009, compared with 3.38% in the first quarter of 2008 and 3.37% in the fourth quarter of 2008. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.
          Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was approximately $1.1 billion at each of March 31, 2009 and December 31, 2008, and $1.2 billion as of March 31, 2008. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate time deposits and long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at those respective dates. During the first quarter of 2008, $1.5 billion of swap agreements designated as cash flow hedges of certain variable rate long-term borrowings were terminated by the Company, resulting in the realization of a loss of $37 million. That loss is being amortized over the original hedge period as an adjustment to interest expense associated with the previously hedged long-term borrowings. Remaining unamortized net losses included in “Accumulated Other Comprehensive Income” were $3 million and $6 million at March 31, 2009 and December 31, 2008, respectively.
          In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended March 31, 2009 and 2008 and the quarter ended December 31, 2008 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $125 million at March 31, 2009, $41 million at March 31, 2008 and $146 million at December 31, 2008. The significant rise in fair value of those interest rate swap agreements at the two most recent quarter-ends as compared with March 31, 2008 resulted from sharply lower interest rates at those dates. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items result from the effects of changing interest rates. The Company’s credit exposure with respect to the estimated fair value as of March 31, 2009 of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparties as well as counterparty postings of $68 million of collateral with the Company.
          The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 6.25% and 3.03%, respectively, at March 31, 2009. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of swap agreements and other derivatives is included in note 8 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

	Three months ended March 31
	2009		2008
Dollars in thousands	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(7,415)	(.06)	(1,440)	(.01)

Net interest income/margin	$7,415	.05%	$1,440	.01

Average notional amount	$1,107,241		$1,716,307

Rate received **		6.34%		5.72%
Rate paid **		3.63%		5.38%

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
          As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. M&T’s banking subsidiaries have access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank of New York, and other available borrowing facilities. The Company has, from time to time, issued subordinated capital notes to provide liquidity and enhance regulatory capital ratios. Such notes qualify for inclusion in the Company’s total capital as defined by Federal regulators. As an additional source of funding and to enhance regulatory capital ratios, during January 2008, M&T Capital Trust IV issued $350 million of Enhanced Trust Preferred Securities which qualify for inclusion in the Company’s Tier 1 Capital as defined by Federal regulators.
          The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings were $1.4 billion at March 31, 2009, $4.1 billion at March 31, 2008 and $809 million at December 31, 2008. In general, those borrowings were unsecured and matured on the next business day. As already noted, offshore branch deposits and brokered certificates of deposit have been used by the Company as an alternative to short-term borrowings. Offshore branch deposits also generally mature on the next business day and totaled $2.2 billion, $5.7 billion and $4.0 billion at March 31, 2009, March 31, 2008 and December 31, 2008, respectively. Outstanding brokered time deposits at March 31, 2009, March 31, 2008 and December 31, 2008 were $262 million, $1.6 billion and $487 million, respectively. At March 31, 2009, the weighted-average remaining term to maturity of brokered time deposits was 21 months. Certain of these brokered time deposits have provisions that allow for early redemption.
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
          Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by direct-pay letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $31 million at March 31, 2009, $9 million at March 31, 2008 and $29 million at December 31, 2008. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $2.0 billion at March 31, 2009, compared with $1.7 billion at March 31, 2008 and $1.9 billion at December 31, 2008. M&T Bank also serves as remarketing agent for most of those bonds.
          The Company enters into contractual obligations in the normal course of business which require future cash payments. Such obligations include, among others, payments related to deposits, borrowings, leases, and other contractual commitments. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further information about these commitments is provided in note 10 of Notes to Financial Statements.
          M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are generally limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of the test, at March 31, 2009 approximately $800 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities, including $350 million of Enhanced Trust Preferred Securities issued by M&T in January 2008, and by the issuance of senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 4 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at March 31, 2009 or at December 31, 2008.
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
          The accompanying table as of March 31, 2009 and December 31, 2008 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

	Calculated increase(decrease)
Dollars in thousands	in projected net interest income
Changes in interest rates	March 31, 2009	December 31, 2008
+200 basis points	$31,056	33,516
+100 basis points	16,168	9,726
-100 basis points	(34,910)	(33,281)
-200 basis points	(31,707)	(34,177)
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
          Changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. That impact is most notable on the values assigned to the Company’s investment securities. Information about the fair valuation of such securities is presented herein under the headings “Capital” and “Recent Accounting Developments” and in notes 3 and 9 of Notes to Financial Statements.
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
          The notional amounts of interest rate contracts entered into for trading purposes aggregated $15.0 billion at March 31, 2009, compared with $12.8 billion at March 31, 2008 and $14.6 billion at December 31, 2008. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes totaled $511 million at March 31, 2009, compared with $902 million and $713 million at March 31, 2008 and December 31, 2008, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $592 million and $495 million, respectively, at March 31, 2009, $372 million and $290 million, respectively, at March 31, 2008, and $618 million and $521 million, respectively, at December 31, 2008. The significant rise in the fair value of both trading assets and trading liabilities at the two most recent quarter-ends as compared with March 31, 2008 was largely due to the impact of sharply lower interest rates on the fair values of interest rate swap agreements held in the trading portfolio. Included in trading account assets were assets related to deferred compensation plans totaling $29 million and $43 million at March 31, 2009 and 2008, respectively, and $33 million at December 31, 2008. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at March 31, 2009 and March 31, 2008 were $34 million and $47 million, respectively, of liabilities related to deferred compensation plans, compared with $38 million at December 31, 2008. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.
          Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions associated with the Company’s trading activities. Additional information about the Company’s use of derivative financial instruments in its trading activities is included in note 8 of Notes to Financial Statements.
Provision for Credit Losses
The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the first quarter of 2009 was $158 million, compared with $60 million in the year-earlier quarter and $151 million in the fourth quarter of 2008. The higher levels of the provision in the two most recent quarters as compared with the first quarter of 2008 reflect a pronounced downturn in the residential real estate market and the deteriorating state of the U.S. economy, which officially has been in recession since late-2007. Declining real estate valuations and higher levels of delinquencies and charge-offs since 2008’s first quarter significantly affected the quality of the Company’s residential real estate loan portfolio. Specifically, the Company’s Alt-A residential real estate loan portfolio and its residential real estate builder and developer loan portfolio experienced the majority of the credit problems related to the turmoil in the residential real estate market place.
          Net loan charge-offs were $100 million in the first quarter of 2009, compared with $46 million and $144 million during the three-month periods ended March 31, 2008 and December 31, 2008, respectively. Net charge-offs as an annualized percentage of average loans and leases were .83% in the first quarter of 2009, compared with .38% and 1.17% in the first and fourth quarters of 2008, respectively. A summary of net charge-offs by loan type follows:
NET CHARGE-OFFS
BY LOAN/LEASE TYPE

	First Quarter	First Quarter	Fourth Quarter
In thousands	2009	2008	2008
Commercial, financial, etc.	$22,301	4,377	60,532
Real estate:
Commercial	22,399	4,380	28,396
Residential	19,702	15,097	19,271
Consumer	35,531	21,961	35,580

	$99,933	45,815	143,779

          Commercial loan net charge-offs included charge-offs of loans to automobile dealers of $9 million and $11 million during the first quarter of 2009 and the fourth quarter of 2008, respectively, compared with net recoveries of charged-off automobile dealer loans of $1 million in 2008’s first quarter. Included in net charge-offs of commercial real estate loans were charge-offs of loans to residential homebuilders and developers of $22 million, $3 million and $25 million for the quarters ended March 31, 2009, March 31, 2008 and December 31, 2008, respectively.
          Reflected in net charge-offs of residential real estate loans were net charge-offs of Alt-A first mortgage loans of $13 million in the initial 2009 quarter, compared with $12 million and $10 million in the first and fourth quarters of 2008, respectively. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended March 31, 2009, March 31, 2008 and December 31, 2008, respectively, of: indirect automobile loans of $17 million, $10 million and $18 million; recreational vehicle loans of $7 million, $3 million and $7 million; and home equity loans and lines of credit, including Alt-A second lien loans, of $9 million, $6 million and $8 million. Including both first and second lien mortgages, net charge-offs of Alt-A loans totaled $16 million for each of the quarters ended March 31, 2009 and 2008, respectively, compared with $12 million in the final quarter of 2008.
          Nonaccrual loans totaled $1.0 billion or 2.05% of total loans and leases outstanding at March 31, 2009, compared with $477 million or .97% a year earlier and $755 million or 1.54% at December 31, 2008. Major factors contributing to the rise in nonaccrual loans from March 31, 2008 were a $100 million increase in residential real estate loans, a $176 million rise in loans to residential builders and developers, and a $151 million increase in commercial loans and leases, including the first quarter 2009 addition to this category of a $95 million unsecured commercial loan to a single customer in the commercial real estate sector. The continuing turbulence in the residential real estate market place has resulted in deteriorating real estate values and increased delinquencies, both for loans to consumers and loans to builders and developers of residential real estate. Additionally, the recessionary state of the U.S. economy has resulted in generally higher levels of nonaccrual loans. The rise in nonaccrual loans from December 31, 2008 to the recent quarter-end was largely due to a $41 million increase in residential real estate loans, a $62 million increase in loans to residential real estate builders and developers, and the addition of the $95 million commercial loan noted above.
          Accruing loans past due 90 days or more were $143 million or .29% of total loans and leases at March 31, 2009, compared with $81 million or .17% at March 31, 2008 and $159 million or .32% at December 31, 2008. Those loans included $127 million, $77 million and $114 million at March 31, 2009, March 31, 2008 and December 31, 2008, respectively, of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $122 million and $72 million as of March 31, 2009 and 2008, respectively, and $108 million at December 31, 2008. Loans past due 90 days or more and accruing interest that were guaranteed by government-related entities also included foreign commercial and industrial loans supported by the Export-Import Bank of the United States that totaled $3 million at March 31, 2009, $4 million at March 31, 2008 and $5 million at December 31, 2008.
          In an effort to assist borrowers, the Company modified the terms of select loans secured by residential real estate. The modified loans were largely from the Company’s portfolio of Alt-A loans and aggregated $216 million at March 31, 2009. Of that total, $106 million of such loans were included in nonaccrual loans at March 31, 2009. After a period of demonstrated performance, those loans may begin to accrue interest. The remaining $110 million of modified residential real estate loans have demonstrated payment capability consistent with the modified terms, were classified as renegotiated loans and were accruing interest at March 31, 2009. Loan modifications included such actions as the extension of loan maturity dates (generally from thirty to forty years) and the lowering of interest rates and monthly payments. The objective of the modifications was to increase loan repayments by customers and thereby reduce net charge-offs. In accordance with GAAP, the modified loans are included in impaired loans for purposes of applying Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” Modified residential real estate loans totaled $162 million as of December 31, 2008, of which $93 million were in nonaccrual status and $69 million were classified as renegotiated loans and were accruing interest at that date.
          Commercial loans and leases classified as nonaccrual aggregated $236 million at March 31, 2009, $85 million at March 31, 2008 and $114 million at December 31, 2008. The rise in such loans at the recent quarter-end as compared with March 31 and December 31, 2008 was primarily due to the addition of the $95 million loan previously noted.
          Nonaccruing commercial real estate loans totaled $396 million at March 31, 2009, $141 million at March 31, 2008 and $319 million at December 31, 2008. The rise in such loans at March 31, 2009 as compared with the end of the first quarter of 2008 was largely the result of the addition of $176 million of loans to residential homebuilders and developers, reflecting the impact of the downturn in the residential real estate market, including declining real estate values. The increase from the 2008 year-end was due, in part, to the net addition of $61 million of loans to residential homebuilders and developers. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the three-month period ended March 31, 2009 is presented in the accompanying table.
RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

				Quarter ended
	March 31, 2009			March 31, 2009
		Nonaccrual		Net Charge-offs
					Annualized percent of
			Percent of		average
	Outstanding		outstanding		outstanding
	balances	Balances	balances	Balances	balances
	(dollars in thousands)
New York	$629,707	$1,385	0.22%	$—	—%
Pennsylvania	257,525	7,867	3.05	—	—
Mid-Atlantic	663,549	207,520	31.27	20,909	12.55
Other	298,742	53,611	17.95	1,051	1.45

Total	$1,849,523	$270,383	14.62%	$21,960	4.77%

          Residential real estate loans classified as nonaccrual were $298 million at March 31, 2009, compared with $198 million at March 31, 2008 and $256 million at December 31, 2008. Declining real estate values and higher levels of delinquencies have also contributed to the rise in residential real estate loans classified as nonaccrual and to the level of charge-offs, largely in the Company’s Alt-A portfolio. Included in residential real estate loans classified as nonaccrual were Alt-A loans, which totaled $138 million, $107 million and $125 million at March 31, 2009, March 31, 2008 and December 31, 2008, respectively. As already noted, loans secured by residential real estate aggregating $216 million (including $11 million of junior lien home equity loans classified as consumer loans) at March 31, 2009, largely comprised of Alt-A loans, were modified to assist borrowers. Of those loans, $106 million were in nonaccrual status at March 31, 2009. Residential real estate loans past due 90 days or more and accruing interest totaled $122 million at March 31, 2009, compared with $72 million a year earlier and $108 million at December 31, 2008. A substantial portion of such amounts relate to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended March 31, 2009 is presented in the accompanying table.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter ended
	March 31, 2009			March 31, 2009
		Nonaccrual		Net charge-offs
					Annualized percent of
			Percent of		average
	Outstanding		outstanding		outstanding
	balances	Balances	balances	Balances	balances
	(dollars in thousands)
Residential mortgages:
New York	$1,618,477	$31,287	1.93%	$1,020	0.26%
Pennsylvania	572,950	11,137	1.94	47	0.04
Mid-Atlantic	773,298	31,415	4.06	1,788	0.97
Other	1,132,449	44,351	3.92	2,772	1.04

Total	$4,097,174	$118,190	2.88%	$5,627	0.58%

Residential construction loans:
New York	$36,019	$2,073	5.76%	$—	—%
Pennsylvania	23,465	6,795	28.96	23	0.37
Mid-Atlantic	15,401	1,399	9.08	—	—
Other	120,986	31,480	26.02	846	2.71

Total	$195,871	$41,747	21.31%	$869	1.73%

Alt-A first mortgages:
New York	$120,430	$12,048	10.00%	$939	3.06%
Pennsylvania	33,910	2,929	8.64	3	0.04
Mid-Atlantic	153,555	20,058	13.06	1,499	3.82
Other	571,013	102,620	17.97	10,765	7.37

Total	$878,908	$137,655	15.66%	$13,206	5.88%

Alt-A junior lien:
New York	$4,200	$504	12.00%	$257	23.63%
Pennsylvania	1,302	101	7.72	2	0.58
Mid-Atlantic	6,203	634	10.23	452	27.65
Other	25,751	4,291	16.66	1,605	24.06

Total	$37,456	$5,530	14.76%	$2,316	23.82%

First lien home equity loans:
New York	$57,113	$109	0.19%	$77	0.52%
Pennsylvania	314,480	1,866	0.59	—	—
Mid-Atlantic	92,650	143	0.15	—	—
Other	2,153	135	6.27	—	—

Total	$466,396	$2,253	0.48%	$77	0.06%

First lien home equity lines:
New York	$635,966	$1,663	0.26%	$397	0.26%
Pennsylvania	428,797	632	0.15	—	—
Mid-Atlantic	295,961	—	—	—	—
Other	8,656	143	1.65	—	—

Total	$1,369,380	$2,438	0.18%	$397	0.12%

Junior lien home equity loans:
New York	$153,359	$511	0.33%	$188	0.48%
Pennsylvania	159,823	977	0.61	24	0.06
Mid-Atlantic	76,867	387	0.50	100	0.50
Other	6,962	198	2.85	168	9.45

Total	$397,011	$2,073	0.52%	$480	0.47%

Junior lien home equity lines:
New York	$1,849,994	$10,023	0.54%	$3,886	0.86%
Pennsylvania	589,631	2,325	0.39	66	0.05
Mid-Atlantic	937,514	6,663	0.71	1,537	0.67
Other	70,169	716	1.02	26	0.15

Total	$3,447,308	$19,727	0.57%	$5,515	0.65%

          Nonaccruing consumer loans and leases aggregated $74 million at March 31, 2009, compared with $54 million at March 31, 2008 and $66 million at December 31, 2008. As a percentage of consumer loan balances outstanding, nonaccrual consumer loans and leases were .68% at March 31, 2009, compared with .48% and .60% at March 31, 2008 and December 31, 2008, respectively. Included in nonaccrual consumer loans and leases at March 31, 2009, March 31, 2008 and December 31, 2008 were indirect automobile loans of $26 million, $18 million and $21 million, respectively; recreational vehicle loans of $14 million, $12 million and $14 million, respectively; and outstanding balances of home equity lines of credit of $22 million, $13 million and $19 million, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter-ended March 31, 2009 is presented in the accompanying table.
          Real estate and other foreclosed assets were $100 million at March 31, 2009 and December 31, 2008, compared with $53 million at March 31, 2008. The increases from March 31, 2008 to the two most recent quarter-ends resulted from higher residential real estate loan defaults and additions from residential real estate development projects. At March 31, 2009, the Company’s holding of residential real estate-related properties comprised 84% of foreclosed assets.
          A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE LOAN DATA
Dollars in thousands

	2009	2008 Quarters
	First Quarter	Fourth	Third	Second	First
Nonaccrual loans	$1,003,987	755,397	688,214	568,460	477,436
Real estate and other foreclosed assets	100,270	99,617	85,305	52,606	52,805

Total nonperforming assets	$1,104,257	855,014	773,519	621,066	530,241

Accruing loans past due 90 days or more*	$142,842	158,991	96,206	93,894	81,316

Renegotiated loans	$130,932	91,575	21,804	18,905	17,084

Government guaranteed loans included in totals above:
Nonaccrual loans	$38,460	32,506	30,075	24,658	22,320
Accruing loans past due 90 days or more	127,237	114,183	89,945	89,163	76,511

Nonaccrual loans to total loans and leases, net of unearned discount	2.05%	1.54%	1.41%	1.16%	.97%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	2.25%	1.74%	1.59%	1.26%	1.07%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.29%	.32%	.20%	.19%	.17%

*	Predominately residential mortgage loans.
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
          Management cautiously and conservatively evaluated the allowance for credit losses as of March 31, 2009 in light of (i) lower residential real estate values and higher levels of delinquencies of residential real estate loans; (ii) the declining pace of economic growth in many of the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company. Considerable concerns exist about the economic downturn in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; rising private sector layoffs and unemployment, which has caused consumer spending to slow; the underlying impact on businesses’ operations and abilities to repay loans as consumer spending slowed; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and reduced domestic automobile sales. The U.S. economy has been in recession since late-2007, however, as compared with other areas of the country, the impact of deteriorating national market conditions was not as pronounced on borrowers in the traditionally slower growth or stagnant regions of upstate New York and central Pennsylvania. Approximately 70% of the Company’s loans are to customers in New York State and Pennsylvania, including a large portion to customers in upstate New York and central Pennsylvania. Home prices in upstate New York and central Pennsylvania increased in 2008, in sharp contrast to steep declines in values in other regions of the country. Therefore, despite the conditions, as previously described, the most severe credit issues experienced by the Company have been centered around residential real estate, including loans to builders and developers of residential real estate in areas other than New York State and Pennsylvania. In response, throughout 2008 and 2009 the Company has conducted detailed reviews of all loans to residential real estate builders and developers that exceeded $2.5 million. Those credit reviews often resulted in adjustments to loan grades and, if appropriate, commencement of intensified collection efforts, including foreclosure. With regard to residential real estate loans, with special emphasis on the portfolio of Alt-A mortgage loans, the Company expanded its collections and loan work-out staff and further refined its loss identification and estimation techniques by reference to loan performance and house price depreciation data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located.

          Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers generally, such as those described above, but also residential and commercial real estate valuations, in particular, given the size of the real estate loan portfolios. Although concerns exist about the factors and conditions as described herein, through March 31, 2009 the increases in nonperforming loans and net charge-offs of real estate-related loans have largely been centered on the Company’s portfolios of residential real estate loans, including second lien Alt-A mortgage loans, and loans to builders and developers of residential real estate. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, and general economic conditions affecting consumers.
          Management believes that the allowance for credit losses at March 31, 2009 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $846 million, or 1.73% of total loans and leases at March 31, 2009, compared with $774 million or 1.57% at the end of the initial quarter of 2008 and $788 million or 1.61% at December 31, 2008. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as described herein, including the impact of lower residential real estate values and higher levels of delinquencies and charge-offs in the Company’s portfolio of Alt-A loans and lower residential real estate valuations related to loans to residential builders and developers. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans was 84% at March 31, 2009, compared with 162% a year earlier and 104% at December 31, 2008. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.
Other Income
Other income totaled $232 million in the first quarter of 2009, compared with $313 million in the corresponding 2008 quarter and $241 million in the fourth quarter of 2008. The decline in the level of such income in the recent quarter as compared with the first quarter of 2008 was due predominantly to losses on bank investment securities (including other-than-temporary impairment losses), which aggregated $32 million in the recent quarter, compared with gains on investment securities of $33 million in the first quarter of 2008. The recent quarter’s losses reflect other-than-temporary impairment charges of $32 million related to certain of the Company’s holdings of privately issued CMOs. The gain on investment securities in 2008’s first quarter related to a mandatory redemption of a portion of M&T Bank’s common stockholdings of Visa. Other income in the fourth quarter of 2008 reflected $24 million of other-than-temporary impairment losses recorded on certain CDOs and CMOs. Excluding gains and losses from bank investment securities (including other-than-temporary impairment losses), other income aggregated $264 million, $279 million and $265 million in the three-month periods ended March 31, 2009, March 31, 2008 and December 31, 2008, respectively. Contributing to the lower level of such income in the recent quarter as compared with the year-earlier period were declines in credit-related fees, trust income, fees for providing consumer deposit account services, and trading account and foreign exchange gains. Partially offsetting those declines were significantly higher residential mortgage banking revenues. As compared with the fourth quarter of 2008, a substantial rise in residential mortgage banking revenues in the recent quarter was largely offset by a decline in consumer deposit account service fees, bank owned life insurance and other miscellaneous revenues.
          Mortgage banking revenues totaled $56 million in the recently completed quarter, up from $40 million in each of the year-earlier quarter and the fourth quarter of 2008. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the U.S. Department of Housing and Urban Development.
          Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $48 million in the first quarter of 2009, compared with $32 million in 2008’s initial quarter and $29 million in the final quarter of 2008. The sharp rise in residential mortgage banking revenues in the recent quarter as compared with the first and fourth quarters of 2008 was attributable to significantly higher origination activity, due predominantly to refinancing of loans by consumers in response to relatively low interest rates, and wider margins associated with that activity.
          Residential mortgage loans originated for sale to other investors were approximately $1.7 billion in the recent quarter, compared with $1.4 billion and $840 million during the three-month periods ended March 31, 2008 and December 31, 2008, respectively. Residential mortgage loans sold to investors totaled $1.3 billion in the recently completed quarter, compared with $1.1 billion and $900 million in the first and fourth quarters of 2008, respectively. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $27 million in the first quarter of 2009, compared with gains of $10 million in the first quarter of 2008 and $8 million in the fourth quarter of 2008. Revenues from servicing residential mortgage loans for others were $20 million during each of the quarters ended March 31, 2009 and March 31, 2008, compared with $21 million in the fourth quarter of 2008. Included in servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans which totaled $7 million in each of the first quarters of 2009 and 2008, and in the final 2008 quarter.
          Residential mortgage loans serviced for others totaled $21.0 billion at March 31, 2009, compared with $19.7 billion a year earlier and $21.3 billion at December 31, 2008, including the small balance commercial mortgage loans noted above of approximately $5.9 billion at each of March 31, 2009 and December 31, 2008, and $5.1 billion at March 31, 2008. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $139 million at March 31, 2009, compared with $163 million at March 31, 2008 and $143 million at December 31, 2008. The valuation allowance for possible impairment of capitalized residential mortgage servicing assets totaled $17 million, $11 million and $22 million at March 31, 2009, March 31, 2008 and December 31, 2008, respectively. Included in capitalized residential mortgage servicing assets were $53 million at March 31, 2009, $63 million at March 31, 2008 and $58 million at December 31, 2008 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Servicing rights for the small balance commercial mortgage loans were purchased from BLG or its affiliates. In addition, at March 31, 2009, capitalized servicing rights included $25 million for servicing rights for $4.4 billion of residential real estate loans that were purchased from affiliates of BLG. Additional information about the Company’s relationship with BLG and its affiliates is provided in note 12 of Notes to Financial Statements.
          Loans held for sale that are secured by residential real estate aggregated $763 million and $803 million at March 31, 2009 and 2008, respectively, and $352 million at December 31, 2008. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were each $1.5 billion at March 31, 2009, compared with $966 million and $835 million, respectively, at March 31, 2008, and $898 million and $871 million, respectively, at December 31, 2008. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $21 million and $6 million at March 31, 2009 and December 31, 2008, respectively, compared with net unrealized losses of $2 million at March 31, 2008. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in net increases in revenue of $15 million in the first quarter of 2009 and $5 million in the first quarter of 2008. The impact on revenues of such changes was not significant in the fourth quarter of 2008.
          Commercial mortgage banking revenues were $8 million in each of the first quarters of 2009 and 2008, compared with $10 million in the fourth quarter of 2008. Included in such amounts were revenues from loan origination and sales activities of $5 million in the quarters ended March 31, 2009 and 2008, and $7 million in the final 2008 quarter. Commercial mortgage loan servicing revenues were $3 million in each of those quarters. Capitalized commercial mortgage servicing assets totaled $27 million at March 31, 2009, compared with $21 million and $26 million at March 31 and December 31, 2008, respectively. Commercial mortgage loans serviced for other investors totaled $6.7 billion, $5.5 billion and $6.4 billion at March 31, 2009, March 31, 2008 and December 31, 2008, respectively, and included $1.2 billion, $1.0 billion and $1.2 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $179 million and $138 million, respectively, at March 31, 2009, $333 million and $179 million, respectively, at March 31, 2008 and $408 million and $252 million, respectively, at December 31, 2008. Commercial mortgage loans held for sale at March 31, 2009 and 2008 were $40 million and $154 million, respectively, and were $156 million at December 31, 2008.
          Service charges on deposit accounts aggregated $101 million in the first quarter of 2009, compared with $103 million in the year-earlier quarter and $106 million in the final 2008 quarter. The lower recent quarter revenues as compared with 2008’s fourth quarter were due in part to traditional fourth quarter seasonality, as well as from the general slowdown in consumer spending. Trust income aggregated $35 million in the initial 2009 quarter, compared with $40 million and $37 million in the first and fourth quarters of 2008, respectively. The declines in trust income in the recent quarter as compared with last year’s initial quarter and the fourth quarter of 2008 are largely attributable to lower fees for providing services that are priced based on market values of assets under administration. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $15 million in each of the first quarters of 2009 and 2008 and in the fourth quarter of 2008. Trading account and foreign exchange activity resulted in gains of $1 million during the quarter ended March 31, 2009, $5 million in the first quarter of 2008 and $2 million in 2008’s fourth quarter. The decline in such revenues in the two most recent quarters as compared with the first quarter of 2008 was due, in part, to lower revenues from interest rate swap agreements that resulted from decreased volumes of transactions executed on behalf of commercial customers.

          Including other-than-temporary impairment losses, during the first quarter of 2009, the Company recognized losses on investment securities of $32 million, compared with gains of $33 million in the year-earlier quarter and losses of $24 million in the fourth quarter of 2008. As previously described, other-than-temporary impairment charges of $32 million and $24 million were recorded in the two most recent quarters. A $33 million gain from the mandatory redemption of common shares of Visa was recognized in the first quarter of 2008. Each reporting period, the Company reviews its investment securities for other-than-temporary impairment. For equity securities, such as the Company’s investment in the preferred stock of Fannie Mae and Freddie Mac, the Company considers various factors to determine if the decline in value is other than temporary, including the duration and extent of the decline in value, the factors contributing to the decline in fair value, including the financial condition of the issuer as well as the conditions of the industry in which it operates, and the prospects for a recovery in fair value of the equity security. For debt securities, the Company analyzes the creditworthiness of the issuer or reviews the credit performance of the underlying loan collateral supporting the bond. For debt securities backed by pools of loans, such as privately issued mortgage-backed securities, the Company estimates the cash flows of the underlying loan collateral using forward-looking assumptions of default rates, loss severities and prepayment speeds. Estimated collateral cash flows are then utilized to estimate bond-specific cash flows to determine the ultimate collectibility of the bond. If the Company does not expect to recover the entire amortized cost basis of a bond or if the Company intends to sell the bond or it more likely than not will be required to sell the bond before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized. If an other-than-temporary impairment loss is deemed to have occurred, the investment security’s cost basis is adjusted, as appropriate for the circumstances, by the amount of loss being recognized in the consolidated statement of income.
          M&T’s pro-rata share of the operating results of BLG in the recent quarter was a loss of $4 million, compared with losses of $1 million in the first quarter of 2008 and $9 million in the final 2008 quarter. The operating losses of BLG in the respective quarters resulted from the disruptions in the commercial mortgage-backed securities market and reflected losses from loan securitization and sales activities, lower values ascribed to loans held for sale, and costs associated with severance and certain lease terminations incurred by BLG as it downsized its operations. Despite the credit and liquidity disruptions that began in 2007, BLG had been successfully securitizing and selling significant volumes of small-balance commercial real estate loans until the first quarter of 2008. In response to the illiquidity in the marketplace since that time, BLG reduced its originations activities, scaled back its workforce and made use of its contingent liquidity sources. In addition to BLG’s mortgage origination and sales activities, BLG also is entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and from asset management and other services provided by its affiliates. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings. Nevertheless, if BLG is not able to realize sufficient cash flows for the benefit of M&T, the Company may be required to recognize an other-than-temporary impairment charge in a future period for some portion of the $267 million book value of its investment in BLG.
          Other revenues from operations totaled $59 million in the first quarter of 2009, compared with $76 million in the corresponding 2008 quarter and $74 million in the fourth quarter of 2008. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $21 million in the recent quarter, $28 million in the first quarter of 2008 and $20 million in 2008’s final quarter. The higher fees recognized during 2008’s initial quarter resulted from increased loan syndication fees. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $10 million during the first quarter of 2009, compared with $12 million and $14 million in the first and fourth quarters of 2008, respectively. Revenues from merchant discount and credit card fees were $10 million in each of the quarters ended March 31, 2009, March 31, 2008 and December 31, 2008. Insurance-related sales commissions and other revenues totaled $6 million in each of the last two quarters and $9 million in the year-earlier quarter. No other revenue source contributed more than $5 million to “other revenues from operations” in any of the quarterly periods discussed herein.
Other Expense
Other expense totaled $438 million in the first quarter of 2009, 3% higher than $426 million in the corresponding quarter of 2008, but 2% below $447 million in the final 2008 quarter. Included in the amounts noted above are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $15 million and $18 million in the first quarters of 2009 and 2008, respectively, and $16 million in the fourth quarter of 2008, and merger-related expenses of $2 million and $4 million in the three-month periods ended March 31, 2009 and 2008, respectively. There were no similar merger-related expenses in the final 2008 quarter. Exclusive of these nonoperating expenses, noninterest operating expenses totaled $421 million in the first three months of 2009, compared with $404 million and $431 million in the first and fourth quarters of 2008, respectively. Table 2 provides a reconciliation of other expense to noninterest operating expense.
          Salaries and employee benefits expense aggregated $249 million in the recently completed quarter, compared with $252 million in the first quarter of 2008 and $232 million in 2008’s fourth quarter. The decline in such expense in the first quarter of 2009 as compared with the year-earlier quarter was attributable to lower costs for incentive compensation. Contributing to the increase in salaries and employee benefits expense in the recent quarter as compared with the fourth quarter of 2008 were higher stock-based compensation and payroll-related taxes and the Company’s contributions for retirement savings plan benefits related to annual incentive compensation payments. The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Shared-Based Payment,” (“SFAS No. 123R”). As required, the Company has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarters of 2009 and 2008 included $9 million and $8 million, respectively, that would have been recognized over the normal four-year vesting period if not for the accelerated expense recognition provisions of SFAS No. 123R. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and benefits expense included stock-based compensation of $22 million, $18 million and $10 million in the quarters ended March 31, 2009, March 31, 2008 and December 31, 2008, respectively. The number of full-time equivalent employees was 12,944 at March 31, 2009, compared with 12,854 and 12,978 at March 31, 2008 and December 31, 2008, respectively.
          Excluding the nonoperating expenses described earlier from each quarter, nonpersonnel operating expenses were $171 million and $152 million in the quarters ended March 31, 2009 and 2008, respectively, and $199 million in the final quarter of 2008. The rise in nonpersonnel operating expenses in 2009’s initial quarter as compared with the year-earlier quarter was largely due to the first quarter 2008 reversal of $15 million of the Visa litigation accrual established in the fourth quarter of 2007 and higher costs in the first 2009 quarter for professional services and deposit insurance.

Partially offsetting those increased costs was a $5 million reversal of the valuation allowance for capitalized residential mortgage servicing rights in the recent quarter, compared with a $5 million addition to that valuation allowance in the year-earlier period. Reflected in nonpersonnel operating expenses in the fourth quarter of 2008 was a $19 million addition to the valuation allowance for capitalized residential mortgage servicing rights. Lower costs for professional services, advertising and promotion also contributed to the lower nonpersonnel operating expenses in the recent quarter as compared with the immediately preceding quarter.
          The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities, inclusive of other-than-temporary impairment losses) measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 58.7% in the first quarter of 2009, compared with 52.8% in the year-earlier period and 57.0% in the fourth quarter of 2008. Noninterest operating expenses used in calculating the efficiency ratio do not include the amortization of core deposit and other intangible assets, as noted earlier. If charges for amortization of core deposit and other intangible assets were included, the efficiency ratio for the three-month periods ended March 31, 2009, March 31, 2008 and December 31, 2008 would have been 60.8%, 55.3% and 59.1%, respectively.
Income Taxes
The provision for income taxes for the quarter ended March 31, 2009 was $20 million, compared with $104 million and $27 million in the first and fourth quarters of 2008, respectively. The effective tax rates were 23.4%, 33.9% and 21.2% for the quarters ended March 31, 2009, March 31, 2008 and December 31, 2008, respectively. The effective tax rate is impacted by the level of income earned that is exempt from tax relative to the overall level of pre-tax income and by the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions. For example, although the other-than-temporary impairment charges in the most recent quarters are fully deductible for purposes of computing income tax expense, those charges had an impact on the effective tax rate because they lowered pre-tax income relative to the amounts of tax-exempt income and other permanent differences that impact the effective tax rate.
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
Capital
Stockholders’ equity was $6.9 billion at March 31, 2009, representing 10.64% of total assets, compared with $6.5 billion or 9.82% at March 31, 2008 and $6.8 billion or 10.31% at December 31, 2008. Included in stockholders’ equity at March 31, 2009 and December 31, 2008 was $600 million of Series A Preferred Stock and warrants to purchase M&T common stock issued on December 23, 2008 as part of the U.S. Treasury Capital Purchase Program. The holder of the preferred stock is entitled to cumulative cash dividends of 5% per annum until February 14, 2014 and 9% per annum thereafter, payable quarterly in arrears. The Series A Preferred Stock is redeemable, subject to regulatory approval. If the preferred stock is redeemed, the Company would be required to repurchase from the U.S. Treasury the warrants to purchase M&T common stock at their then fair value.

          Common stockholders’ equity was $6.3 billion, or $56.95 per share, at March 31, 2009, compared with $6.5 billion, or $58.92 per share, at March 31, 2008 and $6.2 billion, or $56.29 per share, at December 31, 2008. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $26.90 at March 31, 2009, $28.14 at March 31, 2008 and $25.94 at December 31, 2008. A reconciliation of total common stockholders’ equity and tangible common equity as of each of those respective dates is presented in table 2.
          Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on available-for-sale investment securities, gains or losses associated with interest rate swap agreements designated as cash flow hedges, and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on available-for-sale investment securities, net of applicable tax effect, were $446 million, or $4.01 per common share, at March 31, 2009, compared with similar losses of $194 million, or $1.76 per share, at March 31, 2008 and $557 million, or $5.04 per share at December 31, 2008. Such unrealized losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale and the remaining unamortized losses on investment securities that have been transferred to held to maturity.
          Reflected in net unrealized losses at March 31, 2009 were pre-tax effect unrealized losses of $768 million on available-for-sale investment securities with an amortized cost of $3.5 billion and pre-tax effect unrealized gains of $141 million on securities with an amortized cost of $3.8 billion. The pre-tax effect unrealized losses reflect $610 million of losses on $3 billion of privately issued mortgage-backed securities considered Level 3 valuations and $116 million of losses on $240 million of trust preferred securities issued by financial institutions and securities backed by trust preferred securities issued by financial institutions ($13 million of losses on $16 million of securities using a Level 3 valuation, with the remainder classified as Level 2 valuations).
          The Company’s privately issued mortgage-backed securities classified as available for sale are generally collateralized by prime and Alt-A residential mortgage loans as depicted in the accompanying table. Information in the table is as of March 31, 2009. As with any accounting estimate or other data, changes in fair values and investment ratings may occur at any time.
PRIVATELY ISSUED MORTGAGE-BACKED SECURITIES CLASSIFIED AS AVAILABLE FOR SALE (a)

				As a percentage of
			Net	carrying value
	Amortized	Fair	unrealized	AAA	Investment	Senior
Collateral type	cost	value	losses	rated	grade	tranche
		(in thousands)
Residential mortgage loans
Prime — Fixed	$450,223	441,914	(8,309)	100%	100%	100%
Prime — Hybrid ARMs	2,064,327	1,608,801	(455,526)	72	76	91
Prime — Other	119,289	111,392	(7,897)	76	95	67
Alt-A — Fixed	2,425	2,419	(6)	100	100	100
Alt-A — Hybrid ARMs	301,951	177,642	(124,309)	44	76	64
Alt-A — Option ARMs	6,568	4,058	(2,510)	—	—	—
Other	5,326	3,177	(2,149)	11	100	11

Subtotal	2,950,109	2,349,403	(600,706)	75	81	89

Commercial mortgage loans	41,914	32,215	(9,699)	100	100	100

Total	$2,992,023	2,381,618	(610,405)	76%	81%	89%

(a)	All information is as of March 31, 2009.

          Due to the severe disruption in the credit markets during the second half of 2008 and continuing into 2009, trading activity for privately issued mortgage-backed securities was dramatically reduced. In estimating values for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Because of the inactivity and the lack of observable valuation inputs, the Company transferred $2.2 billion of its privately issued mortgage-backed securities portfolio from Level 2 to Level 3 valuations in 2008. The remaining portion of its portfolio of privately issued mortgage-backed securities had already been classified as Level 3. To assist in the determination of fair value for its privately issued mortgage-backed securities, the Company engaged two independent pricing sources at March 31, 2009 and December 31, 2008. In determining fair value of those securities at December 31, 2008, in general, the Company averaged the results obtained from the independent sources. In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provided additional guidance for estimating fair value when the volume and level of trading activity for the asset or liability have significantly decreased. In consideration of the new FASB guidance, the Company performed internal modeling to estimate the cash flows and fair value of 121 of its privately issued residential mortgage-backed securities with an amortized cost basis of $2.3 billion at March 31, 2009. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds. In estimating those cash flows, the Company used conservative assumptions as to future delinquency, default and loss rates in order to mitigate exposure that might be attributable to the risk that actual future credit losses could exceed assumed credit losses. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities. To determine the most representative fair value for each of the 121 bonds under current market conditions, M&T computed prices based on judgmentally applied weightings of the internal model valuations and the prices obtained from the average of the two independent pricing sources. Weightings applied to internal model valuations were generally dependent on bond structure and collateral type, with prices for bonds in non-senior tranches generally receiving lower weightings on the internal model results and greater weightings of the valuation data provided by the independent pricing sources. As a result, certain other valuations of privately issued residential mortgage-backed securities were determined by reference to independent pricing sources without adjustment. The average weight placed on internal model valuations was 37%, compared with a 63% weighting on valuations provided by the independent sources. The highest and lowest weights placed on internal valuations were 40% and 0%. The impact of adopting FSP 157-4 and using an internal valuation modeling technique was to increase accumulated other comprehensive income at March 31, 2009 by $142 million ($233 million pre-tax). Further information concerning the Company’s valuations of privately issued mortgage-backed securities can be found in note 9 of Notes to Financial Statements.
          For the quarter ended March 31, 2009 the Company recognized $32 million (pre-tax) of other-than-temporary impairment losses related to privately issued residential mortgage-backed securities with an amortized cost basis (before impairment charge) of $90 million. Those other-than-temporary impairment losses were determined in accordance with the newly issued FASB Staff Position No. FAS 115-2 and FAS 124-2 (“FSP 115-2”) and, therefore, represent the estimated credit losses on the impaired securities. The other-than-temporary impairment losses recognized in the income statement were net of $31 million of unrealized losses for the same securities resulting from other factors that have been reflected in accumulated other comprehensive income. Despite rising levels of delinquencies and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of individual bonds the Company expects that as of March 31, 2009 it will recover the amortized cost basis of its remaining privately issued mortgage-backed securities and has therefore concluded that such securities were not other-than-temporarily impaired as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in the remainder of 2009 and later years that could impact the Company’s conclusions. Management has modeled cash flows from privately issued mortgage-backed securities under various scenarios and has concluded that even if home price depreciation and current delinquency trends persist for an extended period of time, the Company’s principal losses, if any, on its privately issued mortgage-backed securities would be substantially less than their current fair valuation losses.
          During 2008, the Company reconsidered its intention to hold certain collateralized mortgage obligations securitized by Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”). Bayview Financial is a privately-held company and is the majority investor of BLG. Concluding that it had the intent and ability to hold those securities to maturity, the Company transferred collateralized mortgage obligations with a cost basis of $385 million and a fair value of $298 million from its available-for-sale investment securities portfolio to its held-to-maturity investment securities portfolio. As a result, at March 31, 2009 the Company had in its held-to-maturity portfolio collateralized mortgage obligations securitized by Bayview Financial with an amortized cost basis of $397 million (excluding $78 million of unamortized fair value adjustment (pre-tax) residing in accumulated other comprehensive income from the time of transfer) and a fair value of $201 million. At March 31, 2009, the amortized cost and fair value of collateralized mortgage obligations securitized by Bayview Financial in the Company’s available-for-sale investment securities portfolio were $38 million and $29 million, respectively, and at December 31, 2008 were $40 million and $32 million, respectively. The Company has determined that it expects to fully recover its amortized cost basis of the private collateralized mortgage obligations securitized by Bayview Financial and therefore believes such securities were not other-than-temporarily impaired at March 31, 2009.
          As of March 31, 2009, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at March 31, 2009. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is where fair value is less than the cost basis of the security. The Company intends to closely monitor the performance of the privately issued mortgage-backed securities and other securities to assess if changes in their underlying credit performance or other events cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and stockholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and stockholders’ equity.
          Also reflected in accumulated other comprehensive income were net losses of $3 million, or $.02 per share, representing the remaining unrealized losses related to the termination of interest rate swap agreements designated as cash flow hedges. There were no outstanding interest rate swap agreements designated as cash flow hedges at March 31, 2009, March 31, 2008 or December 31, 2008.

          Adjustments to reflect the funded status of defined benefit pension and other postretirement plans as required under SFAS No. 158, net of applicable tax effect, reduced accumulated other comprehensive income by $174 million at each of March 31, 2009 and December 31, 2008, or $1.56 and $1.58 per common share at those respective dates, and $47 million, or $.42 per common share, at March 31, 2008. The increase in such adjustment at the two most recent quarter-ends as compared with March 31, 2008 was predominantly the result of actual investment performance of assets held by the Company’s qualified pension plan being significantly worse than that assumed for actuarial purposes.
          Cash dividends paid on M&T’s common stock during the quarter ended March 31, 2009 totaled $78 million, compared with $77 million in each of the quarters ended March 31, 2008 and December 31, 2008, and represented a quarterly dividend payment of $.70 per common share in each of those three quarters. A cash dividend of $4 million, or $7.22 per share, was paid in the first quarter of 2009 to the U.S. Treasury on M&T’s Series A Preferred Stock, issued on December 23, 2008.
          The Company did not repurchase any shares of its common stock during 2008 or the first quarter of 2009.
          Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. As of March 31, 2009, core capital included $1.1 billion of trust preferred securities described in note 4 of Notes to Financial Statements and $600 million of Series A Preferred Stock and warrants to purchase M&T’s common stock issued to the U.S. Treasury. Total capital further included $1.6 billion of subordinated capital notes.
          The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A. as of March 31, 2009 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS
March 31, 2009

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Core capital	8.76%	7.52%	15.49%
Total capital	12.74%	11.55%	15.73%
Leverage	8.39%	7.19%	13.59%
Segment Information
In accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 11 of Notes to Financial Statements.
          The Business Banking segment’s net income totaled $30 million in the first quarter of 2009, compared with $33 million in the first quarter of 2008 and $28 million in the fourth quarter of 2008. The decrease in net income from the year-earlier quarter was mainly due to lower net interest income of $2 million, resulting largely from a narrowing of the net interest margin on deposits and loans, offset, in part, by the impact of higher average deposit balances of $393 million. Also contributing to the lower net income were increases in the provision for credit losses and deposit insurance expense.

The improvement in net income as compared with 2008’s fourth quarter was the result of a $4 million decline in the provision for credit losses, due to lower net charge-offs of loans, partially offset by higher deposit insurance expense.
          Net income earned by the Commercial Banking segment aggregated $57 million in the recent quarter, 14% below the $67 million earned in the first quarter of 2008, but 73% higher than the $33 million total in 2008’s fourth quarter. The decline in net income in the first three months of 2009 as compared with the year-earlier period resulted from a $17 million increase in the provision for credit losses, due to a rise in net loan charge-offs, lower fees for providing loan syndication services of $9 million, and an increase in deposit insurance expense, partially offset by a $9 million increase in net interest income and higher deposit account service fees. Contributing to the higher net interest income were increases in average deposit and loan balances of $2.1 billion and $942 million, respectively. The main factors contributing to the favorable performance as compared with the fourth quarter of 2008 was a $37 million decrease in the provision for credit losses, primarily the result of lower net charge-offs of loans, and a $3 million increase in net interest income, largely due to a 10 basis point widening of the loan net interest margin.
          The Commercial Real Estate segment contributed net income of $43 million in each of the quarters ended March 31, 2009, March 31, 2008 and December 31, 2008. When comparing the results of the first three months of 2009 with the similar 2008 period, a $3 million improvement in net interest income, primarily the result of a $666 million increase in average loan balances outstanding, was offset by a $3 million increase in the provision for credit losses, largely attributable to that loan growth and higher net charge-offs. As compared with the immediately preceding quarter, a decrease in personnel costs and a lower provision for credit losses were offset by a decline in commercial mortgage banking revenues.
          The Discretionary Portfolio segment incurred a net loss of $5 million for the first three months of 2009, compared with net income of $16 million in the first quarter of 2008 and $9 million in the final quarter of 2008. Included in the results of the two most recent quarters were other-than-temporary impairment charges of $32 million and $24 million, respectively, related to investment securities held in the Company’s available-for-sale portfolio. There were no impairment charges recorded in the first quarter of 2008. The impairment charges recorded in the current quarter were on certain private CMOs, while the impairment charges in the fourth quarter of 2008 related to certain private CMOs and CDOs backed by bank trust preferred securities. The leading factor for the recent quarter’s decline in net income as compared with the corresponding quarter of 2008 was the impairment charge recorded in the current quarter. Factors contributing to the decline in net income in 2009’s initial quarter as compared with the fourth quarter of 2008 include the impact of higher other-than-temporary impairment charges as described above; lower net interest income of $16 million, the result of a 18 basis point narrowing of this segment’s net interest margin; and a $3 million decrease in revenues from bank owned life insurance. Partially offsetting those items was a $7 million decline in expenses related to changes in the valuation allowance for capitalized mortgage servicing rights.
          The Residential Mortgage Banking segment recorded net income of $6 million and $5 million in the first quarters of 2009 and 2008, respectively, compared with a net loss of $25 million in the final quarter of 2008. Contributing to the slight increase in net income in 2009 as compared with the first three months of 2008 was a $14 million increase in noninterest revenues from residential mortgage loan origination activities, primarily resulting from increased volume, and a $4 million partial reversal of the capitalized mortgage servicing rights valuation allowance in the current quarter, compared with a $5 million addition to such allowance in the first quarter of 2008. Those factors were mostly offset by a $20 million increase in the provision for credit losses to $24 million, due to higher net charge offs of loans to builders and developers of residential real estate properties. The main factors contributing to the net loss recorded in the final quarter of 2008 were a $27 million provision for credit losses resulting predominantly from net charge-offs of loans to builders and developers of residential real estate properties and a $13 million addition to the capitalized mortgage servicing rights valuation allowance. The recent quarter’s improvement in net income as compared with the fourth quarter of 2008 also reflects the higher noninterest revenues from residential mortgage origination activities.
          Net income for the Retail Banking segment totaled $52 million in 2009’s first quarter, 31% lower than the $75 million earned in the year-earlier quarter, and slightly below the $53 million earned in the fourth quarter of 2008. The decrease in net income as compared with the corresponding quarter of 2008 was largely the result of a $17 million increase in the provision for credit losses, driven by higher net charge-offs of loans, and an $11 million decline in net interest income. That drop in net interest income was mainly due to a 36 basis point narrowing of the net interest margin on deposit products, net of an increase in average deposit balances of $1.6 billion. As compared with the final 2008 quarter, an $8 million decrease in fees earned for providing deposit account services and a $5 million increase in deposit insurance expense were offset by lower costs for advertising, promotion and personnel costs, and an increase in net interest income, due in part to an $844 million increase in average deposit balances.
          The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, such as the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s equity in the earnings of BLG, merger-related expenses resulting from acquisitions of financial institutions and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. The various components of the “All Other” category resulted in net losses of $119 million in the first quarter of 2009, $37 million in the year-earlier quarter, and $39 million in the fourth quarter of 2008. Several factors contributed to the recent quarter’s higher net loss as compared with the year-earlier quarter including: Visa-related transactions that were recorded in the first quarter of 2008, including the previously mentioned $33 million gain realized from the mandatory partial redemption of Visa stock owned by M&T Bank and $15 million related to the reversal of Visa litigation-related accruals initially made in 2007’s fourth quarter; the unfavorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses; and increases of $5 million in each of personnel costs and professional service expenses associated with the business and support units included in the “All Other” category. The main factors contributing to the higher net loss in 2009’s first quarter as compared with the fourth quarter of 2008 were: a $29 million rise in noninterest expenses, largely related to personnel costs, including stock-based compensation expense, payroll-related taxes and other employee benefits, and the impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses.

Recent Accounting Developments
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 retains the objective of fair value measurement under SFAS No. 157, “Fair Value Measurements,” that is, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 provides guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased. If a reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability (or similar assets or liabilities), transactions or quoted prices may not be determinative of fair value (for example, there may be increased instances of transactions that are not orderly) and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. A reporting entity should place little, if any, weight on a transaction price if the transaction is determined to not be orderly. In those instances other valuation techniques may be considered in the determination of fair value. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company has elected to early adopt the provisions of FSP 157-4 and has considered the guidance in its determination of the fair value for certain investments in privately issued mortgage-backed securities at March 31, 2009. Information concerning fair value measurements and the Company’s approach to and classification of such measurements is included herein under “Capital” and in note 9 of Notes to Financial Statements.
          In April 2009, the FASB also issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 was issued to amend other-than-temporary impairment guidance for debt securities classified as available for sale and held to maturity. Under the new guidance, if the fair value of a debt security is less than its amortized cost basis, an entity shall assess whether the impairment is other than temporary. If an entity intends to sell the debt security, it is more likely than not to be required to sell the security before recovery of its amortized cost basis, or the entity does not expect to recover the entire amortized cost basis of the security, an other-than-temporary impairment shall be considered to have occurred. If an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment should be recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value at the balance sheet date. If an entity does not expect to recover the entire amortized cost basis of the security, the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment should be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the other-than-temporary impairment related to the credit loss should be recognized in earnings while the amount related to other factors should be recognized in other comprehensive income, net of applicable taxes. Subsequently, an entity should account for the other-than- temporarily impaired debt security as if the security had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis less the other-than-

temporary impairment recognized in earnings. For debt securities for which other-than-temporary impairments were recognized in earnings, the excess of the cash flows expected to be collected over the new amortized cost basis should be accreted to interest income. Other-than-temporary impairment recognized in other comprehensive income for debt securities classified as a held-to-maturity should be accreted from other comprehensive income to the amortized cost basis of the debt security over the remaining life of the debt security in a prospective manner on the basis of the amount and timing of future estimated cash flows. Total impairment should be presented in the statement of earnings with an offset for the amount of impairment that is recognized in other comprehensive income. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to early adopt the provisions of FSP 115-2 at March 31, 2009. Information concerning the Company’s assessment of debt securities for other-than-temporary impairment is included herein under “Capital” and in note 3 of Notes to Financial Statements.
          Also in April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires a publicly traded company to provide disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP 107-1 only if it also elects to early adopt FSP 157-4 and FSP 115-2 & 124-2. FSP 107-1 requires comparative disclosures only for periods ending after initial adoption. The Company intends to comply with the disclosure requirements of FSP 107-1 in the second quarter of 2009.
          In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 was issued to specify that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years and requires retrospective adjustment of all prior-period earnings per share amounts presented. In January 2009, the Company issued a significant portion of its annual stock-based compensation awards in the form of restricted stock and restricted stock units, which are considered participating securities under FSP 03-6-1. Beginning in the quarter ended March 31, 2009, the Company’s earnings per share is calculated using the two-class method. The effects of the application of the provisions of FSP 03-6-1 to previously reported earnings per common share amounts were not material. Adoption of this FSP did not have a material impact on earnings per common share. The computations of earnings per common share are included in note 6 of Notes to Financial Statements.
          In December 2007, the FASB issued a revised SFAS No. 141, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141R retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. With limited exceptions, the statement requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair value as of that date. That replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. As a result, certain acquisition-related costs previously included in the cost of an acquisition will be required to be expensed as incurred. In addition, certain restructuring costs previously recognized as if they were an assumed liability from an acquisition will be required to be expensed. SFAS No. 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141R requires an acquirer to recognize goodwill as of the acquisition date measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of the identifiable net assets acquired. SFAS No. 141R also eliminates the recognition of a separate valuation allowance, such as an allowance for credit losses, as of the acquisition date for assets acquired in a business combination that are measured at their acquisition-date fair values because the effects of uncertainty about future cash flows should be included in the fair value measurement of those assets. SFAS No. 141R should be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company believes that the adoption of SFAS No. 141R will significantly impact its accounting for any acquisitions it may consummate in 2009 and beyond, including its announced transaction to acquire Provident in a stock-for-stock transaction, which is expected to close during the second quarter of 2009.
          In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends and clarifies SFAS No. 141R to address application issues with respect to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”), if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141R. FSP 141R-1 requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of an asset acquired or a liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, an asset or liability shall be recognized at the acquisition date if both of the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date and (2) the amount of the asset or liability can be reasonably estimated. An acquirer shall develop a rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies depending on their nature. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will consider the guidance of FSP 141R-1 in accounting for the aforementioned Provident transaction expected to close during the second quarter of 2009.

          In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”). FSP 132R-1 was issued to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132R-1 requires an employer to disclose information about how investment allocation decisions are made, including factors that are pertinent to an understanding of investment policies and strategies. An employer will also need to disclose separately for pension plans and other postretirement benefit plans the fair value of each major category of plan assets based on the nature and risks of the assets as of each annual reporting date for which a statement of financial position is presented. FSP 132R-1 also requires the disclosure of information that enables financial statement users to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. For fair value measurements using significant unobservable inputs (Level 3), an employer will be required to disclose the effect of the measurements on changes in plan assets for the period. Furthermore, an employer is required to provide financial statement users with an understanding of significant concentrations of risk in plan assets. FSP 132R-1 should be applied for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP 132R-1 are not required for earlier periods that are presented for comparative purposes. The Company is still evaluating the provisions of FSP 132R-1 and intends to comply with its disclosure requirements.
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

M&T BANK CORPORATION AND SUBSIDIARIES
Table 1
QUARTERLY TRENDS

	2009	2008 Quarters
	First Quarter	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$659,445	779,468	806,614	823,425	889,945
Interest expense	206,705	288,426	313,115	330,942	405,312

Net interest income	452,740	491,042	493,499	492,483	484,633
Less: provision for credit losses	158,000	151,000	101,000	100,000	60,000
Other income	232,341	241,417	113,717	271,182	312,663
Less: other expense	438,346	446,819	434,763	419,710	425,704

Income before income taxes	88,735	134,640	71,453	243,955	311,592
Applicable income taxes (benefit)	19,581	27,432	(24,992)	77,839	103,613
Taxable-equivalent adjustment	4,933	4,967	5,260	5,851	5,783

Net income	$64,221	102,241	91,185	160,265	202,196

Per common share data
Basic earnings	$.49	.92	.83	1.45	1.84
Diluted earnings	.49	.92	.82	1.44	1.82
Cash dividends	$.70	.70	.70	.70	.70
Average common shares outstanding
Basic	110,439	110,370	110,265	110,191	110,017
Diluted	110,439	110,620	110,807	111,227	110,967

Performance ratios, annualized
Return on
Average assets	.40%	.63%	.56%	.98%	1.25%
Average common stockholders’ equity	3.61%	6.41%	5.66%	9.96%	12.49%
Net interest margin on average earning assets (taxable-equivalent basis)	3.19%	3.37%	3.39%	3.39%	3.38%
Nonaccrual loans to total loans and leases, net of unearned discount	2.05%	1.54%	1.41%	1.16%	.97%
Efficiency ratio (a)	60.82%	59.11%	57.24%	54.57%	55.27%

Net operating (tangible) results (b)
Net operating income (in thousands)	$75,034	111,784	100,809	170,361	215,597
Diluted net operating income per common share	.59	1.00	.91	1.53	1.94
Annualized return on
Average tangible assets	.50%	.72%	.65%	1.10%	1.41%
Average tangible common stockholders’ equity	9.36%	15.01%	13.17%	22.20%	27.86%
Efficiency ratio (a)	58.68%	57.03%	55.16%	52.41%	52.85%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$64,766	64,942	64,997	65,584	65,015
Total tangible assets (c)	61,420	61,584	61,627	62,201	61,614
Earning assets	57,509	57,919	57,971	58,465	57,713
Investment securities	8,490	8,894	9,303	8,770	8,924
Loans and leases, net of unearned discount	48,824	48,810	48,477	49,522	48,575
Deposits	41,487	40,447	39,503	39,711	39,999
Common stockholders’ equity (c)	6,212	6,299	6,415	6,469	6,513
Tangible common stockholders’ equity (c)	2,866	2,941	3,045	3,086	3,112

At end of quarter
Total assets (c)	$64,883	65,816	65,247	65,893	66,086
Total tangible assets (c)	61,544	62,464	61,883	62,517	62,696
Earning assets	56,823	57,107	57,430	57,949	58,030
Investment securities	7,687	7,919	8,433	8,659	8,676
Loans and leases, net of unearned discount	48,918	49,000	48,694	49,115	49,279
Deposits	42,477	42,581	42,501	41,926	41,533
Common stockholders’ equity (c)	6,329	6,217	6,417	6,519	6,488
Tangible common stockholders’ equity (c)	2,990	2,865	3,053	3,143	3,098
Equity per common share	56.95	56.29	58.17	59.12	58.92
Tangible equity per common share	26.90	25.94	27.67	28.50	28.14

Market price per common share
High	$59.08	99.50	108.53	98.38	94.03
Low	29.11	52.20	53.61	69.90	70.49
Closing	45.24	57.41	89.25	70.54	80.48

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in table 2.

(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in table 2.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2009	2008 Quarters
	First Quarter	Fourth	Third	Second	First

Income statement data
In thousands, except per share
Net income
Net income	$64,221	102,241	91,185	160,265	202,196
Amortization of core deposit and other intangible assets (a)	9,337	9,543	9,624	10,096	11,241
Merger-related expenses (a)	1,476	—	—	—	2,160

Net operating income	$75,034	111,784	100,809	170,361	215,597

Earnings per common share
Diluted earnings per common share	$.49	.92	.82	1.44	1.82
Amortization of core deposit and other intangible assets (a)	.09	.08	.09	.09	.10
Merger-related expenses (a)	.01	—	—	—	.02

Diluted net operating earnings per common share	$.59	1.00	.91	1.53	1.94

Other expense
Other expense	$438,346	446,819	434,763	419,710	425,704
Amortization of core deposit and other intangible assets	(15,370)	(15,708)	(15,840)	(16,615)	(18,483)
Merger-related expenses	(2,426)	—	—	—	(3,547)

Noninterest operating expense	$420,550	431,111	418,923	403,095	403,674

Merger-related expenses
Salaries and employee benefits	$11	—	—	—	62
Equipment and net occupancy	4	—	—	—	49
Printing, postage and supplies	301	—	—	—	367
Other costs of operations	2,110	—	—	—	3,069

Total	$2,426	—	—	—	3,547

Balance sheet data
In millions
Average assets
Average assets	$64,766	64,942	64,997	65,584	65,015
Goodwill	(3,192)	(3,192)	(3,192)	(3,192)	(3,196)
Core deposit and other intangible assets	(176)	(191)	(206)	(222)	(239)
Deferred taxes	22	25	28	31	34

Average tangible assets	$61,420	61,584	61,627	62,201	61,614

Average common equity
Average common equity	$6,212	6,299	6,415	6,469	6,513
Goodwill	(3,192)	(3,192)	(3,192)	(3,192)	(3,196)
Core deposit and other intangible assets	(176)	(191)	(206)	(222)	(239)
Deferred taxes	22	25	28	31	34

Average tangible common equity	$2,866	2,941	3,045	3,086	3,112

At end of quarter
Total assets
Total assets	$64,883	65,816	65,247	65,893	66,086
Goodwill	(3,192)	(3,192)	(3,192)	(3,192)	(3,192)
Core deposit and other intangible assets	(168)	(183)	(199)	(214)	(230)
Deferred taxes	21	23	27	30	32

Total tangible assets	$61,544	62,464	61,883	62,517	62,696

Total common equity
Total common equity	$6,329	6,217	6,417	6,519	6,488
Goodwill	(3,192)	(3,192)	(3,192)	(3,192)	(3,192)
Core deposit and other intangible assets	(168)	(183)	(199)	(214)	(230)
Deferred taxes	21	23	27	30	32

Total tangible common equity	$2,990	2,865	3,053	3,143	3,098

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2009 First Quarter			2008 Fourth Quarter			2008 Third Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$14,031	$129,222	3.74%	14,213	169,492	4.74%	13,882	177,497	5.09%
Real estate — commercial	18,795	206,967	4.40	18,666	259,145	5.55	18,557	260,879	5.62
Real estate — consumer	5,033	70,353	5.59	4,904	71,778	5.85	4,964	74,582	6.01
Consumer	10,965	151,968	5.62	11,027	168,584	6.08	11,074	175,558	6.31

Total loans and leases, net	48,824	558,510	4.64	48,810	668,999	5.45	48,477	688,516	5.65

Interest-bearing deposits at banks	20	8	.16	13	18	.55	9	25	1.09
Federal funds sold and agreements to resell securities	102	58	.23	103	108	.41	102	515	2.01
Trading account	73	123	.67	99	785	3.16	80	359	1.81
Investment securities**
U.S. Treasury and federal agencies	3,727	45,610	4.96	3,901	48,260	4.92	4,067	50,085	4.90
Obligations of states and political subdivisions	136	2,170	6.47	127	2,161	6.76	129	2,191	6.79
Other	4,627	52,966	4.64	4,866	59,137	4.84	5,107	64,923	5.06

Total investment securities	8,490	100,746	4.81	8,894	109,558	4.90	9,303	117,199	5.01

Total earning assets	57,509	659,445	4.65	57,919	779,468	5.35	57,971	806,614	5.54

Allowance for credit losses	(815)			(806)			(790)
Cash and due from banks	1,086			1,156			1,236
Other assets	6,986			6,673			6,580

Total assets	$64,766			64,942			64,997

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$536	327	.25	528	592	.45	484	655	.54
Savings deposits	21,203	41,922	.80	19,540	62,227	1.27	18,191	58,917	1.29
Time deposits	8,720	60,329	2.81	9,388	72,179	3.06	9,318	72,100	3.08
Deposits at foreign office	2,473	981	.16	2,985	5,326	.71	3,837	18,709	1.94

Total interest-bearing deposits	32,932	103,559	1.28	32,441	140,324	1.72	31,830	150,381	1.88

Short-term borrowings	3,477	2,348	.27	4,950	10,239	.82	5,392	28,155	2.08
Long-term borrowings	11,643	100,798	3.51	12,058	137,863	4.55	12,666	134,579	4.23

Total interest-bearing liabilities	48,052	206,705	1.74	49,449	288,426	2.32	49,888	313,115	2.50

Noninterest-bearing deposits	8,555			8,006			7,673
Other liabilities	1,379			1,133			1,021

Total liabilities	57,986			58,588			58,582

Stockholders’ equity	6,780			6,354			6,415

Total liabilities and stockholders’ equity	$64,766			64,942			64,997

Net interest spread			2.91			3.03			3.04
Contribution of interest-free funds			.28			.34			.35

Net interest income/margin on earning assets		$452,740	3.19%		491,042	3.37%		493,499	3.39%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.
(continued)

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3 (continued)
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2008 Second Quarter			2008 First Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$13,800	$176,353	5.14%	13,308	200,509	6.06%
Real estate — commercial	18,491	266,323	5.76	17,994	285,831	6.35
Real estate — consumer	6,026	91,035	6.04	5,977	92,179	6.17
Consumer	11,205	178,598	6.41	11,296	193,938	6.91

Total loans and leases, net	49,522	712,309	5.79	48,575	772,457	6.40

Interest-bearing deposits at banks	8	22	1.14	10	44	1.65
Federal funds sold and agreements to resell securities	101	492	1.96	129	956	2.99
Trading account	64	143	.90	75	259	1.39
Investment securities**
U.S. Treasury and federal agencies	3,462	40,996	4.76	3,523	41,757	4.77
Obligations of states and political subdivisions	140	2,455	7.03	149	2,436	6.56
Other	5,168	67,008	5.22	5,252	72,036	5.52

Total investment securities	8,770	110,459	5.07	8,924	116,229	5.24

Total earning assets	58,465	823,425	5.66	57,713	889,945	6.20

Allowance for credit losses	(792)			(778)
Cash and due from banks	1,209			1,297
Other assets	6,702			6,783

Total assets	$65,584			65,015

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$512	629	.49	484	1,018	.85
Savings deposits	18,092	60,317	1.34	16,843	66,622	1.59
Time deposits	9,216	79,467	3.47	10,416	106,643	4.12
Deposits at foreign office	4,314	22,075	2.06	4,821	38,373	3.20

Total interest-bearing deposits	32,134	162,488	2.03	32,564	212,656	2.63

Short-term borrowings	6,869	42,612	2.49	7,153	61,621	3.46
Long-term borrowings	11,407	125,842	4.44	10,270	131,035	5.13

Total interest-bearing liabilities	50,410	330,942	2.64	49,987	405,312	3.26

Noninterest-bearing deposits	7,577			7,435
Other liabilities	1,128			1,080

Total liabilities	59,115			58,502

Stockholders’ equity	6,469			6,513

Total liabilities and stockholders’ equity	$65,584			65,015

Net interest spread			3.02			2.94
Contribution of interest-free funds			.37			.44

Net interest income/margin on earning assets		$492,483	3.39%		484,633	3.38%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of March 31, 2009.
     (b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.
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
Item 1A. Risk Factors.
     There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a)-(b) Not applicable.
     (c)

Issuer Purchases of Equity Securities
(d)Maximum
			(c)Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs (1)

January 1 - January 31, 2009	—	$—	—	2,181,500

February 1 - February 28, 2009	—	—	—	2,181,500

March 1 - March 31, 2009	—	—	—	2,181,500

Total	—	$—	—

(1)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.
Item 3. Defaults Upon Senior Securities.
          (Not applicable.)
Item 4. Submission of Matters to a Vote of Security Holders.
     (a)-(c) The 2009 Annual Meeting of Stockholders of M&T was held on April 21, 2009. At the 2009 Annual Meeting, stockholders elected seventeen (17) directors, all of whom were then serving as directors of M&T with the exception of Melinda R. Rich, who was then serving as a director of M&T Bank, for terms of one (1) year and until their successors are elected and qualified. The following table reflects the tabulation of the votes with respect to each director who was elected at the 2009 Annual Meeting.

	Number of Votes
Nominee	For	Withheld
Brent D. Baird	99,220,023	1,437,827
Robert J. Bennett	99,703,972	953,878
C. Angela Bontempo	99,475,817	1,182,033
Robert T. Brady	91,687,594	8,970,256
Michael D. Buckley	99,562,572	1,095,278
T. Jefferson Cunningham III	98,115,663	2,542,187
Mark J. Czarnecki	98,395,095	2,262,755
Colm E. Doherty	99,364,514	1,293,336
Patrick W.E. Hodgson	99,726,132	931,718
Richard G. King	99,685,594	972,256
Jorge G. Pereira	99,535,051	1,122,799
Michael P. Pinto	98,395,039	2,262,811

	Number of Votes
Nominee	For	Withheld
Melinda R. Rich	98,294,595	2,363,255
Robert E. Sadler, Jr.	98,187,691	2,470,159
Eugene J. Sheehy	99,156,725	1,501,125
Herbert L. Washington	99,575,827	1,082,023
Robert G. Wilmers	98,361,994	2,295,856
     At the 2009 Annual Meeting, stockholders approved the M&T Bank Corporation 2009 Equity Incentive Compensation Plan. The following table presents the tabulation of the votes with respect to such approval:

Number of Votes
			Broker
For	Against	Abstain	Non-vote
65,904,039	23,464,282	424,517	10,865,012
     At the 2009 Annual Meeting, stockholders also approved the compensation of M&T Bank Corporation’s Named Executive Officers. The following table presents the tabulation of the votes with respect to such approval:

Number of Votes
For	Against	Abstain
97,564,648	2,438,248	654,954
     At the 2009 Annual Meeting, stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the independent public accountant of M&T Bank Corporation for the year ending December 31, 2009. The following table presents the tabulation of the votes with respect to such ratification.

Number of Votes
For	Against	Abstain
99,961,137	531,244	165,469
     (d) Not applicable.
Item 5. Other Information.
             (None.)
Item 6. Exhibits.
     The following exhibits are filed as a part of this report.

Exhibit
No.
10.1	M & T Bank Corporation 2009 Equity Incentive Compensation Plan. Incorporated by reference to Appendix A to the Proxy Statement of M & T Bank Corporation dated March 6, 2009 (File No. 1-9861).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION
Date: May 8, 2009	By:	/s/ René F. Jones
René F. Jones
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.
10.1	M & T Bank Corporation 2009 Equity Incentive Compensation Plan. Incorporated by reference to Appendix A to the Proxy Statement of M & T Bank Corporation dated March 6, 2009 (File No. 1-9861).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.