Form 10-Q
period 2009-06-30
M&T BANK CORP
filed 2009-08-04
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-9861
M&T BANK CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0968385 (I.R.S. Employer Identification No.)

One M & T Plaza Buffalo, New York (Address of principal	14203 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on July 24, 2009: 117,956,043 shares.

M&T BANK CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30,	December 31,
Dollars in thousands, except per share	2009	2008

Assets
Cash and due from banks	$1,148,428	1,546,804
Interest-bearing deposits at banks	59,950	10,284
Federal funds sold	2,300	21,347
Agreements to resell securities	—	90,000
Trading account	495,324	617,821
Investment securities (includes pledged securities that can be sold or repledged of $4,429,821 at June 30, 2009; $1,870,097 at December 31, 2008)
Available for sale (cost: $7,531,537 at June 30, 2009; $7,656,635 at December 31, 2008)	6,963,004	6,850,193
Held to maturity (fair value: $414,173 at June 30, 2009; $394,752 at December 31, 2008)	610,777	485,838
Other (fair value: $581,653 at June 30, 2009; $583,176 at December 31, 2008)	581,653	583,176

Total investment securities	8,155,434	7,919,207

Loans and leases	53,075,393	49,359,737
Unearned discount	(360,749)	(359,274)
Allowance for credit losses	(855,365)	(787,904)

Loans and leases, net	51,859,279	48,212,559

Premises and equipment	442,162	388,855
Goodwill	3,524,625	3,192,128
Core deposit and other intangible assets	216,072	183,496
Accrued interest and other assets	4,009,643	3,633,256

Total assets	$69,913,217	65,815,757

Liabilities
Noninterest-bearing deposits	$12,403,999	8,856,114
NOW accounts	1,162,023	1,141,308
Savings deposits	22,519,330	19,488,918
Time deposits	9,584,351	9,046,937
Deposits at foreign office	1,085,004	4,047,986

Total deposits	46,754,707	42,581,263

Federal funds purchased and agreements to repurchase securities	901,422	970,529
Other short-term borrowings	2,049,727	2,039,206
Accrued interest and other liabilities	1,238,959	1,364,879
Long-term borrowings	11,568,238	12,075,149

Total liabilities	62,513,053	59,031,026

Stockholders’ equity
Preferred stock, par value $1.00, 1,000,000 shares authorized, 778,000 shares issued and oustanding at June 30, 2009; 600,000 shares issued and oustanding at December 31, 2008 (liquidation preference $1,000 per share)	725,472	567,463
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued	60,198	60,198
Common stock issuable, 73,679 shares at June 30, 2009; 78,447 shares at December 31, 2008	4,244	4,617
Additional paid-in capital	2,448,851	2,897,907
Retained earnings	5,003,551	5,062,754
Accumulated other comprehensive income (loss), net	(580,756)	(736,881)
Treasury stock - common, at cost - 2,458,153 shares at June 30, 2009; 10,031,302 shares at December 31, 2008	(261,396)	(1,071,327)

Total stockholders’ equity	7,400,164	6,784,731

Total liabilities and stockholders’ equity	$69,913,217	65,815,757

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended June 30		Six months ended June 30
In thousands, except per share	2009	2008	2009	2008

Interest income
Loans and leases, including fees	$574,234	708,083	$1,128,563	1,476,474
Deposits at banks	5	22	13	66
Federal funds sold	20	52	39	137
Agreements to resell securities	23	440	62	1,311
Trading account	194	143	315	402
Investment securities
Fully taxable	101,133	105,809	199,600	216,854
Exempt from federal taxes	1,814	3,025	3,343	6,492

Total interest income	677,423	817,574	1,331,935	1,701,736

Interest expense
NOW accounts	246	629	573	1,647
Savings deposits	26,362	60,317	68,284	126,939
Time deposits	55,697	79,467	116,026	186,110
Deposits at foreign office	576	22,075	1,557	60,448
Short-term borrowings	2,015	42,612	4,363	104,233
Long-term borrowings	90,960	125,842	191,758	256,877

Total interest expense	175,856	330,942	382,561	736,254

Net interest income	501,567	486,632	949,374	965,482
Provision for credit losses	147,000	100,000	305,000	160,000

Net interest income after provision for credit losses	354,567	386,632	644,374	805,482

Other income
Mortgage banking revenues	52,983	38,219	109,216	78,289
Service charges on deposit accounts	112,479	110,340	213,508	213,794
Trust income	32,442	40,426	67,322	80,730
Brokerage services income	13,493	17,211	28,886	32,684
Trading account and foreign exchange gains	7,543	6,636	8,978	11,349
Gain on bank investment securities	292	325	867	33,772
Total other-than-temporary impairment (“OTTI”) losses	(75,697)	(5,746)	(138,505)	(5,746)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	50,928	—	81,537	—

Net OTTI losses recognized in earnings	(24,769)	(5,746)	(56,968)	(5,746)

Equity in earnings of Bayview Lending Group LLC	(207)	(13,026)	(4,351)	(14,286)
Other revenues from operations	77,393	76,797	136,532	153,259

Total other income	271,649	271,182	503,990	583,845

Other expense
Salaries and employee benefits	249,952	236,127	499,344	487,998
Equipment and net occupancy	51,321	47,252	99,493	94,017
Printing, postage and supplies	11,554	9,120	20,649	19,016
Amortization of core deposit and other intangible assets	15,231	16,615	30,601	35,098
Deposit insurance	49,637	1,534	55,493	3,073
Other costs of operations	186,015	109,062	296,476	206,212

Total other expense	563,710	419,710	1,002,056	845,414

Income before taxes	62,506	238,104	146,308	543,913
Income taxes	11,318	77,839	30,899	181,452

Net income	$51,188	160,265	$115,409	362,461

Net income available to common shareholders	$40,516	160,265	$95,105	362,461

Net income per common share
Basic	$.36	1.45	$.85	3.29
Diluted	.36	1.44	.85	3.26

Cash dividends per common share	$.70	.70	$1.40	1.40

Average common shares outstanding
Basic	113,218	110,191	111,836	110,104
Diluted	113,521	111,227	111,988	111,097

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six months ended June 30
In thousands	2009	2008

Cash flows from operating activities
Net income	$115,409	362,461
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	305,000	160,000
Depreciation and amortization of premises and equipment	26,855	26,215
Amortization of capitalized servicing rights	31,498	32,723
Amortization of core deposit and other intangible assets	30,601	35,098
Provision for deferred income taxes	62,472	(14,312)
Asset write-downs	80,439	6,559
Net gain on sales of assets	(139)	(29,608)
Net change in accrued interest receivable, payable	10,408	7,808
Net change in other accrued income and expense	38,101	(46,326)
Net change in loans originated for sale	(241,186)	260,987
Net change in trading account assets and liabilities	(44,953)	42,718

Net cash provided by operating activities	414,505	844,323

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	7,020	53,610
Other	42,522	38,689
Proceeds from maturities of investment securities
Available for sale	1,069,602	1,251,121
Held to maturity	56,024	29,023
Purchases of investment securities
Available for sale	(33,621)	(667,060)
Held to maturity	(19,170)	(25,668)
Other	(2,886)	(137,684)
Net (increase) decrease in agreements to resell securities	90,000	(240,000)
Net (increase) decrease in loans and leases	110,264	(2,116,001)
Other investments, net	(14,179)	(4,925)
Additions to capitalized servicing rights	(298)	(15,744)
Capital expenditures, net	(17,655)	(24,196)
Acquisitions, net of cash acquired
Banks and bank holding companies	144,009	—
Other, net	16,668	(43,791)

Net cash provided (used) by investing activities	1,448,300	(1,902,626)

Cash flows from financing activities
Net increase (decrease) in deposits	(881,060)	663,520
Net decrease in short-term borrowings	(235,111)	(2,060,092)
Proceeds from long-term borrowings	—	3,650,010
Payments on long-term borrowings	(1,001,334)	(1,175,977)
Dividends paid — common	(160,023)	(154,121)
Dividends paid — preferred	(11,833)	—
Other, net	9,133	5,919

Net cash provided (used) by financing activities	(2,280,228)	929,259

Net decrease in cash and cash equivalents	(417,423)	(129,044)
Cash and cash equivalents at beginning of period	1,568,151	1,767,547

Cash and cash equivalents at end of period	$1,150,728	1,638,503

Supplemental disclosure of cash flow information
Interest received during the period	$1,330,441	1,763,523
Interest paid during the period	351,744	775,474
Income taxes paid (refunded) during the period	(9,551)	186,313

Supplemental schedule of noncash investing and financing activities
Securitization of residential mortgage loans allocated to
Available for sale investment securities	$140,942	541,196
Capitalized servicing rights	788	4,940
Real estate acquired in settlement of loans	51,143	40,314
Acquisitions
Fair value of
Assets acquired (noncash)	6,171,252	—
Liabilities assumed	5,878,941	—
Preferred stock issued	155,779	—
Common stock issued	272,824	—
Common stock options	1,367	—
Common stock warrants	6,467	—

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
						other
			Common	Additional		comprehensive
	Preferred	Common	stock	paid-in	Retained	income (loss),	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	net	stock	Total

2008
Balance — January 1, 2008	$—	60,198	4,776	2,848,752	4,815,585	(114,822)	(1,129,233)	6,485,256
Comprehensive income:
Net income	—	—	—	—	362,461	—	—	362,461
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(212,309)	—	(212,309)
Defined benefit plans liablity adjustment	—	—	—	—	—	(699)	—	(699)
Unrealized losses on cash flow hedges	—	—	—	—	—	(5,087)	—	(5,087)

								144,366

Repayment of management stock ownership program receivable	—	—	—	72	—	—	—	72
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	24,949	—	—	3,944	28,893
Exercises	—	—	—	(19,518)	—	—	33,346	13,828
Directors’ stock plan	—	—	—	(223)	—	—	919	696
Deferred compensation plans, net, including dividend equivalents	—	—	(182)	(383)	(108)	—	739	66
Common stock cash dividends - $1.40 per share	—	—	—	—	(154,121)	—	—	(154,121)

Balance — June 30, 2008	$—	60,198	4,594	2,853,649	5,023,817	(332,917)	(1,090,285)	6,519,056

2009
Balance — January 1, 2009	$567,463	60,198	4,617	2,897,907	5,062,754	(736,881)	(1,071,327)	6,784,731
Comprehensive income:
Net income	—	—	—	—	115,409	—	—	115,409
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	149,398	—	149,398
Defined benefit plans liability adjustment	—	—	—	—	—	735	—	735
Unrealized losses on terminated cash flow hedges	—	—	—	—	—	5,992	—	5,992

								271,534
Acquisition of Provident Bankshares Corporation:
Preferred stock issued	155,779	—	—	—	—	—	—	155,779
Common stock issued	—	—	—	(348,080)	—	—	620,904	272,824
Common stock options	—	—	—	1,367	—	—	—	1,367
Common stock warrants	—	—	—	6,467	—	—	—	6,467

Issuance of common stock to defined benefit pension plan	—	—	—	(51,417)	—	—	95,706	44,289
Preferred stock cash dividends	—	—	—	—	(11,833)	—	—	(11,833)
Amortization of preferred stock discount	2,230	—	—	—	(2,230)	—	—	—
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	(42,014)	—	—	74,605	32,591
Exercises	—	—	—	(14,097)	—	—	16,211	2,114
Directors’ stock plan	—	—	—	(785)	—	—	1,480	695
Deferred compensation plans, net, including dividend equivalents	—	—	(373)	(497)	(101)	—	1,025	54
Common stock cash dividends - $1.40 per share	—	—	—	—	(160,448)	—	—	(160,448)

Balance — June 30, 2009	$725,472	60,198	4,244	2,448,851	5,003,551	(580,756)	(261,396)	7,400,164

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Six months ended June 30
In thousands	2009	2008

Beginning balance	$787,904	759,439
Provision for credit losses	305,000	160,000
Allowance related to loans sold or securitized	—	(327)
Net charge-offs
Charge-offs	(259,019)	(165,404)
Recoveries	21,480	20,368

Total net charge-offs	(237,539)	(145,036)

Ending balance	$855,365	774,076

NOTES TO FINANCIAL STATEMENTS
1. Significant accounting policies
The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in the 2008 Annual Report, except as described below. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature. Subsequent events have been evaluated for their potential impact on the financial statements through August 4, 2009, which is the date the financial statements were issued.
2. Acquisitions
On May 23, 2009, M&T acquired all of the outstanding common stock of Provident Bankshares Corporation (“Provident”), a bank holding company based in Baltimore, Maryland, in a stock-for-stock transaction. Provident Bank, Provident’s banking subsidiary, was merged into M&T Bank, M&T’s principal banking subsidiary, on that date. The results of operations acquired in the Provident transaction have been included in the Company’s financial results since May 23, 2009. Provident common shareholders received .171625 shares of M&T common stock in exchange for each share of Provident common stock, resulting in M&T issuing a total of 5,838,308 common shares with an acquisition date fair value of $273 million. In addition, based on the merger agreement, outstanding and unexercised options to purchase Provident common stock were converted into options to purchase the common stock of M&T. Those options had an estimated fair value of $1 million. In total, the purchase price was approximately $274 million based on the fair value on the acquisition date of M&T common stock exchanged and the options to purchase M&T common stock. Holders of Provident’s preferred stock were issued shares of new Series B and Series C Preferred Stock of M&T having substantially identical terms. That preferred stock and warrants to purchase common stock associated with the Series C Preferred Stock added $162 million to M&T’s stockholders’ equity.
     The transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Assets acquired totaled $6.3 billion, including $4.0 billion of loans and leases (including approximately $1.7 billion of commercial real estate loans, $1.4 billion of consumer loans, $700 million of commercial loans and leases and $300 million of residential real estate loans) and $1.0 billion of investment securities. Liabilities assumed were $5.9 billion, including $5.1 billion of deposits. The transaction added $436 million to M&T’s stockholders’ equity, including $280 million of common equity and $156 million of preferred equity. In connection with the acquisition, the Company recorded $332 million of goodwill and $63 million of core deposit intangible. The core deposit intangible is being amortized over seven years using an accelerated method. The acquisition of Provident expands the Company’s presence in the Mid-Atlantic area, gives the Company the second largest deposit share in Maryland, and tripled the Company’s presence in Virginia.
     In many cases, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the fair valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other

NOTES TO FINANCIAL STATEMENTS, CONTINUED
2. Acquisitions, continued
factors, such as prepayments. In accordance with GAAP, there was no carry over of Provident’s previously established allowance for credit losses. Subsequent decreases in the expected cash flows will require the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows will result in the recognition of additional interest income over the then remaining lives of the loans.
     In conjunction with the Provident acquisition, the acquired loan portfolio was accounted for at fair value as follows:

May 23, 2009
(in thousands)
Contractually required principal and interest at acquisition	$5,465,167
Contractual cash flows not expected to be collected	(832,115)

Expected cash flows at acquisition	4,633,052
Interest component of expected cash flows	(595,685)

Basis in acquired loans at acquisition — estimated fair value	$4,037,367

     Interest income on acquired loans for the period from date of acquisition to June 30, 2009 was approximately $19 million. The outstanding principal balance and the carrying amount of these loans that is included in the consolidated balance sheet at June 30, 2009 is as follows:

(in thousands)
Outstanding principal balance	$4,269,847
Carrying amount	3,996,718
     Receivables (including loans and investment securities) obtained in the acquisition of Provident for which there is specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments represent less than .25% of the Company’s assets and, accordingly, are not considered material.
     In connection with the acquisition of Provident, goodwill of $332 million was calculated after recording all other acquired assets and liabilities at estimated fair value. In management’s opinion, that goodwill represents the inherent long-term value expected from the business opportunities and synergies created from combining Provident with the Company.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
2. Acquisitions, continued
     The consideration paid for Provident’s common equity and the amounts of acquired identifiable assets and liabilities and preferred equity assumed as of the acquisition date is as follows:

(in thousands)
Purchase price:
Value of:
Common shares issued (5,838,308 shares)	$272,824
Stock options	1,367
Fractional common shares paid in cash	117

Total purchase price	274,308

Identifiable assets:
Cash and due from banks	144,126
Investment securities	1,039,350
Loans and leases	4,037,367
Core deposit intangible	63,177
Other assets	698,860

Total	5,982,880

Liabilities and equity:
Deposits	5,060,546
Short-term borrowings	176,515
Long-term borrowings	580,740
Other liabilities	61,022

Total liabilities	5,878,823
Preferred stock and common stock warrants	162,246

Total	6,041,069

Net liabilities and preferred equity assumed	58,189

Goodwill resulting from acquisition	$332,497

     None of the goodwill recognized will be deductible for income tax purposes. Changes in goodwill in the Company’s consolidated balance sheet from December 31, 2008 to June 30, 2009 were attributable to the acquisition of Provident. As described in note 12, the Company does not allocate goodwill to its reportable segments when compiling the assets associated with those segments. The Company does, however, allocate goodwill to segments for purposes of periodically testing goodwill for impairment. That allocation of goodwill has not yet been completed.
     Merger-related expenses associated with the acquisition of Provident were $66 million and $69 million during the three- and six-month periods ended June 30, 2009, respectively. Such expenses were for professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing Provident contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to Provident’s customers; severance and incentive compensation costs; travel costs; and printing, supplies and other costs of commencing operations in new markets and offices. The Company expects to incur additional merger-related expenses, although such costs are expected to be substantially less than the amount incurred in the first six months of 2009. As of June 30, 2009, the remaining unpaid portion of merger-related expenses was $33 million.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
2. Acquisitions, continued
     A summary of merger-related expenses included in the consolidated statement of income follows:

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009
	(in thousands)
Salaries and employee benefits	$8,768	8,779
Equipment and net occupancy	581	585
Printing, postage and supplies	2,514	2,815
Other costs of operations	54,594	56,704

	$66,457	68,883

     The following table discloses the impact of Provident (excluding the impact of merger-related expenses) since the acquisition on May 23, 2009 through the end of the second quarter of 2009. The table also presents certain pro forma information for 2009 as if Provident had been acquired on January 1, 2009 and for 2008 as if Provident had been acquired on January 1, 2008. These results combine the historical results of Provident into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated dates. In particular, no adjustments have been made to eliminate the amount of Provident’s provision for credit losses of $42 million in 2009 and $10 million in 2008 or the impact of other-than-temporary impairment losses recognized by Provident of $87 million in 2009 and $63 million in 2008 that would not have been necessary had the acquired loans and investment securities been recorded at fair value as of the beginning of each year. Furthermore, expenses related to systems conversions and other costs of integration of $69 million are included in the 2009 periods in which such costs were incurred. Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts presented below.

	Actual since	Pro forma
	acquisition	Six months ended
	through	June 30,
	June 30, 2009	2009	2008
	(in thousands)
Total revenues	$33,923	1,884,980	2,451,489
Net income	3,562	31,320	353,349

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities
The amortized cost and estimated fair value of investment securities were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
		(in thousands)
June 30, 2009
Investment securities available for sale:
U.S. Treasury and federal agencies	$212,113	2,778	58	$214,833
Obligations of states and political subdivisions	64,297	1,631	189	65,739
Mortgage-backed securities:
Government issued or guaranteed	3,755,001	115,858	3,394	3,867,465
Privately issued residential	2,811,913	1,797	571,952	2,241,758
Privately issued commercial	37,124	—	14,106	23,018
Collateralized debt obligations	114,707	8,092	10,427	112,372
Other debt securities	296,835	5,442	88,889	213,388
Equity securities	239,547	3,866	18,982	224,431

	7,531,537	139,464	707,997	6,963,004

Investment securities held to maturity:
Obligations of states and political subdivisions	215,401	1,332	3,142	213,591
Privately issued residential mortgage-backed securities	383,962	—	194,794	189,168
Other debt securities	11,414	—	—	11,414

	610,777	1,332	197,936	414,173

Other securities	581,653	—	—	581,653

Total	$8,723,967	140,796	905,933	$7,958,830

December 31, 2008
Investment securities available for sale:
U.S. Treasury and federal agencies	$290,893	6,203	383	$296,713
Obligations of states and political subdivisions	70,425	1,641	303	71,763
Mortgage-backed securities:
Government issued or guaranteed	3,525,196	93,578	5,994	3,612,780
Privately issued residential	3,104,209	484	778,139	2,326,554
Privately issued commercial	49,231	—	8,185	41,046
Collateralized debt obligations	18,088	—	15,592	2,496
Other debt securities	245,685	18	77,601	168,102
Equity securities	352,908	581	22,750	330,739

	7,656,635	102,505	908,947	6,850,193

Investment securities held to maturity:
Obligations of states and political subdivisions	63,822	1,715	71	65,466
Privately issued residential mortgage-backed securities	411,847	—	92,730	319,117
Other debt securities	10,169	—	—	10,169

	485,838	1,715	92,801	394,752

Other securities	583,176	—	—	583,176

Total	$8,725,649	104,220	1,001,748	$7,828,121

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
     Gross realized gains and losses from sales of investment securities were not significant during the three- and six-month periods ended June 30, 2009 and 2008. Effective January 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). In accordance with FSP 115-2, the Company recognized $25 million and $57 million of pre-tax other-than-temporary impairment losses during the three and six months ended June 30, 2009, respectively, related primarily to certain privately issued residential mortgage-backed securities. The impairment charges were recognized in light of deterioration of housing values in the residential real estate market and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. Approximately $3 million of impairment charges recognized in the second quarter of 2009 related to two securities backed by trust preferred securities issued by financial institutions. The other-than-temporary impairment losses recognized were net of $51 million and $82 million of unrealized losses classified in accumulated other comprehensive income for the same securities for the three and six months ended June 30, 2009, respectively. The other-than-temporary impairment losses represent management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance. Other-than-temporary impairment losses on investment securities of $6 million were recognized by the Company for the three and six months ended June 30, 2008. The effect of the adoption of FSP 115-2 on debt securities previously reported as other-than-temporarily impaired was not material and, therefore, the Company did not record a transition adjustment as of January 1, 2009. Changes in credit losses during the three and six months ended June 30, 2009 associated with debt securities for which other-than-temporary impairment losses have been previously recognized in earnings follows:

Debt securities
(in thousands)

Estimated credit losses as of March 31, 2009	$187,618
Additions for credit losses not previously recognized	24,769
Reductions for increases in cash flows	(399)
Reductions for realized losses	(6,070)

Estimated credit losses as of June 30, 2009	$205,918

Estimated credit losses as of January 1, 2009	$155,967
Additions for credit losses not previously recognized	56,968
Reductions for increases in cash flows	(947)
Reductions for realized losses	(6,070)

Estimated credit losses as of June 30, 2009	$205,918

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
     At June 30, 2009, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized	Estimated
	cost	fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$172,131	173,365
Due after one year through five years	67,468	69,510
Due after five years through ten years	35,466	36,361
Due after ten years	412,887	327,096

	687,952	606,332
Mortgage-backed securities available for sale	6,604,038	6,132,241

	$7,291,990	6,738,573

Debt securities held to maturity:
Due in one year or less	$45,673	46,038
Due after one year through five years	7,499	7,797
Due after five years through ten years	97,999	96,943
Due after ten years	75,644	74,227

	226,815	225,005
Mortgage-backed securities held to maturity	383,962	189,168

	$610,777	414,173

     A summary of investment securities that as of June 30, 2009 and December 31, 2008 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
		Unrealized		Unrealized
	Fair value	losses	Fair value	losses
	(in thousands)
June 30, 2009
U.S. Treasury and federal agencies	$7,866	(58)	—	—
Obligations of states and political subdivisions	157,972	(3,110)	5,942	(221)
Mortgage-backed securities:
Government issued or guaranteed	534,525	(2,711)	49,608	(683)
Privately issued residential	361,683	(198,656)	2,007,735	(568,090)
Privately issued commercial	—	—	23,018	(14,106)
Collateralized debt obligations	12,641	(1,992)	6,286	(8,435)
Other debt securities	30,337	(3,568)	126,184	(85,321)
Equity securities	24,795	(18,955)	11	(27)

Total	$1,129,819	(229,050)	2,218,784	(676,883)

December 31, 2008
U.S. Treasury and federal agencies	$6,660	(383)	—	—
Obligations of states and political subdivisions	26,456	(315)	2,182	(59)
Mortgage-backed securities:
Government issued or guaranteed	392,780	(4,962)	175,943	(1,032)
Privately issued residential	2,173,593	(629,321)	460,355	(241,548)
Privately issued commercial	—	—	41,046	(8,185)
Collateralized debt obligations	—	(2,221)	1,520	(13,397)
Other debt securities	102,882	(15,563)	60,902	(62,012)
Equity securities	37,905	(22,720)	9	(30)

Total	$2,740,276	(675,485)	741,957	(326,263)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
     The Company owned 1,060 individual investment securities with aggregate gross unrealized losses of $906 million at June 30, 2009. Approximately $767 million of the unrealized losses pertain to privately issued residential mortgage-backed securities with a cost basis of $3.1 billion. The Company also had $95 million of unrealized losses on trust preferred securities issued by financial institutions and securities backed by trust preferred securities issued by financial institutions and other entities having a cost basis of $264 million. Based on a review of each of the securities in the investment securities portfolio at June 30, 2009, with the exception of the aforementioned securities for which other-than-temporary impairment losses were recognized, the Company concluded that it expected to recover the amortized cost basis of its investment. As of June 30, 2009, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities. At June 30, 2009, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $582 million of cost method investment securities.
4. Borrowings
The Company had $1.2 billion of fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at June 30, 2009 which are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in M&T’s Tier 1 capital. As a result of the acquisition of Provident, M&T assumed $133 million of Junior Subordinated Debentures that mature at various dates from 2028 to 2033.
     Holders of the Capital Securities receive preferential cumulative cash distributions unless M&T exercises its right to extend the payment of interest on the Junior Subordinated Debentures as allowed by the terms of each such debenture, in which case payment of distributions on the respective Capital Securities will be deferred for comparable periods. During an extended interest period, M&T may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock. In the event of an extended interest period exceeding twenty quarterly periods for $350 million of Junior Subordinated Debentures due January 31, 2068, M&T must fund the payment of accrued and unpaid interest through an alternative payment mechanism, which requires M&T to issue common stock, non-cumulative perpetual preferred stock or warrants to purchase common stock until M&T has raised an amount of eligible proceeds at least equal to the aggregate amount of accrued and unpaid deferred interest on the Junior Subordinated Debentures due January 31, 2068. In general, the agreements governing the Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by M&T of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities. The obligations under such guarantee and the Capital Securities are subordinate and junior in right of payment to all senior indebtedness of M&T.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings, continued
     The Capital Securities will remain outstanding until the Junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity or are distributed in liquidation to the Trusts. The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates (ranging from 2027 to 2068) of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after an optional redemption prior to contractual maturity contemporaneously with the optional redemption of the related Junior Subordinated Debentures in whole or in part, subject to possible regulatory approval. In connection with the issuance of 8.50% Enhanced Trust Preferred Securities associated with $350 million of Junior Subordinated Debentures maturing in 2068, M&T entered into a replacement capital covenant that provides that neither M&T nor any of its subsidiaries will repay, redeem or purchase any of the Junior Subordinated Debentures due January 31, 2068 or the 8.50% Enhanced Trust Preferred Securities prior to January 31, 2048, with certain limited exceptions, except to the extent that, during the 180 days prior to the date of that repayment, redemption or purchase, M&T and its subsidiaries have received proceeds from the sale of qualifying securities that (i) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the 8.50% Enhanced Trust Preferred Securities or the Junior Subordinated Debentures due January 31, 2068, as applicable, at the time of repayment, redemption or purchase, and (ii) M&T has obtained the prior approval of the Federal Reserve Board, if required.
     On June 30, 2009, M&T retired $12 million of Junior Subordinated Debentures for which Provident had been the owner of the related Capital Securities.
     Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the Common Securities of various trusts and reflecting the noted cancellation of Junior Subordinated Debentures on June 30, 2009, the Junior Subordinated Debentures associated with Capital Securities had financial statement carrying values of $1.2 billion and $1.1 billion as of June 30, 2009 and December 31, 2008, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
5. Stockholders’ equity
M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.
     Issued and outstanding preferred stock of M&T is presented below:

	Shares	Carrying	Carrying
	issued and	value	value
	outstanding	June 30, 2009	December 31, 2008
		(dollars in thousands)
Series A (a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share, 600,000 shares authorized	600,000	$569,693	567,463

Series B (b)
Series B Mandatory Convertible Non-cumulative Preferred Stock, $1,000 liquidation preference per share, 26,500 shares authorized	26,500	26,500	—

Series C (a)(c)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share, 151,500 shares authorized	151,500	129,279	—

(a)	Shares were issued as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). Cash proceeds were allocated between the preferred stock and a ten-year warrant to purchase M&T common stock (Series A — 1,218,522 shares, Series C — 407,542 shares). Dividends, if declared, will accrue and be paid quarterly at a rate of 5% per year for the first five years following the original 2008 issuance dates and thereafter at a rate of 9% per year.

(b)	Shares were assumed in the Provident acquisition and a new Series B Preferred Stock was designated. In the aggregate, the shares of Series B Preferred Stock will automatically convert into 433,148 shares of M&T common stock on April 1, 2011, but shareholders may elect to convert their preferred shares at any time prior to that date. Series B Preferred Shares pay dividends, if declared, at a rate of 10% per year, payable quarterly in arrears.

(c)	Shares were assumed in the Provident acquisition and a new Series C Preferred Stock was designated.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
6. Pension plans and other postretirement benefits
The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

			Other
	Pension		postretirement
	benefits		benefits
	Three months ended June 30
	2009	2008	2009	2008
	(in thousands)
Service cost	$4,738	4,362	27	115
Interest cost on projected benefit obligation	11,264	10,508	747	941
Expected return on plan assets	(11,576)	(11,933)	—	—
Amortization of prior service cost	(1,629)	(1,639)	46	96
Amortization of net actuarial loss	2,499	751	(10)	(21)

Net periodic benefit cost	$5,296	2,049	810	1,131

			Other
	Pension		postretirement
	benefits		benefits
	Six months ended June 30
	2009	2008	2009	2008
	(in thousands)
Service cost	$9,613	9,705	177	279
Interest cost on projected benefit obligation	22,279	21,272	1,647	2,017
Expected return on plan assets	(23,051)	(23,047)	—	—
Amortization of prior service cost	(3,279)	(3,279)	121	138
Amortization of net actuarial loss	4,849	1,971	(10)	21

Net periodic benefit cost	$10,411	6,622	1,935	2,455

     Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $8,330,000 and $7,990,000 for the three months ended June 30, 2009 and 2008, respectively, and $19,105,000 and $18,317,000 for the six months ended June 30, 2009 and 2008, respectively. The Company is not required to make any minimum contributions to the qualified defined benefit pension plan in 2009, however, during the second quarter of 2009 the Company elected to contribute to that plan 900,000 shares of common stock of M&T having a fair value of $44 million.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
7. Earnings per common share
The computations of basic earnings per share follow:

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
	(in thousands, except per share)
Income available to common stockholders

Net income	$51,188	160,265	115,409	362,461
Less: Preferred stock dividends	(8,468)	—	(15,968)	—
Amortization of preferred stock discount	(1,756)	—	(3,155)	—
Income attributable to unvested stock-based compensation awards	(448)	—	(1,181)	—

Net income available to common stockholders	$40,516	160,265	95,105	362,461

Weighted-average shares outstanding:

Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	114,485	110,191	112,900	110,104
Less: Unvested stock-based compensation awards	(1,267)	—	(1,064)	—

Weighted-average shares outstanding	113,218	110,191	111,836	110,104

Basic earnings per share	$.36	1.45	.85	3.29
     The computations of diluted earnings per share follow:

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
	(in thousands, except per share)
Net income available to common stockholders	$40,516	160,265	95,105	362,461

Adjusted weighted-average shares outstanding:

Common and unvested stock-based compensation awards	114,485	110,191	112,900	110,104
Less: Unvested stock-based compensation awards	(1,267)	—	(1,064)	—
Plus: Incremental shares from assumed conversion of stock-based compensation awards and convertible preferred stock	303	1,036	152	993

Adjusted weighted-average shares outstanding	113,521	111,227	111,988	111,097

Diluted earnings per share	$.36	1.44	.85	3.26

NOTES TO FINANCIAL STATEMENTS, CONTINUED
7. Earnings per common share, continued
     In June 2008, the Financial Accounting Standards Board (“FASB”) specified that, for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common share pursuant to the two-class method. In 2009, the Company issued stock-based compensation awards in the form of restricted stock and restricted stock units, which, according to the FASB, are considered participating securities. Beginning in 2009, the Company’s earnings per common share are calculated using the two-class method. The effects of the application of the two-class method to previously reported earnings per common share amounts were immaterial.
     Stock-based compensation awards and warrants to purchase common stock of M&T representing approximately 15.0 million and 9.1 million common shares during the three-month periods ended June 30, 2009 and 2008, respectively, and 15.0 million and 8.9 million common shares during the six-month periods ended June 30, 2009 and 2008, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Comprehensive income
The following table displays the components of other comprehensive income (loss):

	Six months ended June 30, 2009
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized gains(losses) on investment securities:

Available for sale (“AFS”) investment securities with OTTI:

Securities with OTTI charges during the period	$(138,505)	54,250	(84,255)
Less: OTTI charges recognized in net income	(56,968)	22,292	(34,676)

Net unrealized losses on investment securities with OTTI	(81,537)	31,958	(49,579)

AFS investment securities - all other:

Unrealized holding gains during period	180,862	(70,508)	110,354
Less: reclassification adjustment for losses realized in net income	(79)	32	(47)
Less: securities with OTTI charges during the period	(138,505)	54,250	(84,255)

	319,446	(124,790)	194,656
Amortization of unrealized holding losses to income during period on investment securities previously transferred from AFS to held to maturity	5,933	(1,612)	4,321

Net unrealized gains on investment securities	243,842	(94,444)	149,398

Cash flow hedges:
Reclassification of losses on terminated cash flow hedges to income	9,830	(3,838)	5,992

Defined benefit plans liability adjustment	1,681	(946)	735

	$255,353	(99,228)	156,125

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Comprehensive income, continued

	Six months ended June 30, 2008
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized losses on AFS investment securities:
Unrealized holding losses during period	$(302,903)	107,664	(195,239)
Less: reclassification adjustment for gains realized in net income	28,026	(10,956)	17,070

	(330,929)	118,620	(212,309)

Cash flow hedges:
Unrealized losses on terminated cash flow hedges	(20,225)	7,887	(12,338)
Reclassification of losses on terminated cash flow hedges to income	11,892	(4,641)	7,251

	(8,333)	3,246	(5,087)

Defined benefit plans liability adjustment	(1,149)	450	(699)

	$(340,411)	122,316	(218,095)

     Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

			Cash	Defined
	Investment securities		flow	benefit
	With OTTI	All other	hedges	plans	Total
	(in thousands)
Balance — January 1, 2009	$—	(556,668)	(5,883)	(174,330)	(736,881)

Net gain (loss) during period	(49,579)	198,977	5,992	735	156,125

Balance — June 30, 2009	$(49,579)	(357,691)	109	(173,595)	(580,756)

Balance — January 1, 2008		$(59,406)	(8,931)	(46,485)	(114,822)

Net gain (loss) during period		(212,309)	(5,087)	(699)	(218,095)

Balance — June 30, 2008		$(271,715)	(14,018)	(47,184)	(332,917)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Derivative financial instruments
As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of June 30, 2009.
     The net effect of interest rate swap agreements was to increase net interest income by $10 million and $5 million for the three months ended June 30, 2009 and 2008, respectively, and $17 million and $6 million for the six months ended June 30, 2009 and 2008, respectively. Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-
	Notional	Average	average rate
	amount	maturity	Fixed	Variable
	(in thousands)	(in years)
June 30, 2009
Fair value hedges:
Fixed rate time deposits (a)	$25,000	4.2	5.30%	0.58%
Fixed rate long-term borrowings (a)	1,037,241	7.0	6.33	2.59

	$1,062,241	6.9	6.30%	2.54%

December 31, 2008
Fair value hedges:
Fixed rate time deposits (a)	$70,000	6.1	5.14%	2.04%
Fixed rate long-term borrowings (a)	1,037,241	7.5	6.33	4.28

	$1,107,241	7.4	6.25%	4.14%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
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
     For derivatives designated and qualifying as fair value hedges, the fair values of the derivatives and changes in the fair values of the hedged items are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair values of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the consolidated statement of income. In a cash flow hedge, the effective portion of the derivative’s unrealized gain or loss is initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the unrealized gain or loss is reported in “other revenues from operations” immediately. The amount of hedge ineffectiveness recognized in the three- and six-month periods ended June 30, 2009 and 2008 was not material to the Company’s results of operations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Derivative financial instruments, continued
     Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values of $14.9 billion and $14.6 billion at June 30, 2009 and December 31, 2008, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $681 million and $713 million at June 30, 2009 and December 31, 2008, respectively.
     Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$63,618	146,111	$—	—
Commitments to sell real estate loans (a)	7,359	1,128	1,817	13,604

	70,977	147,239	1,817	13,604
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	10,633	11,132	957	2,988
Commitments to sell real estate loans (a)	9,060	5,875	4,468	8,876
Trading:
Interest rate contracts (b)	359,969	513,230	329,671	481,671
Foreign exchange and other option and futures contracts (b)	24,128	38,885	23,958	39,408

	403,790	569,122	359,054	532,943

Total derivatives	$474,767	716,361	$360,871	546,547

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.

(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Derivative financial instruments, continued

	Amount of unrealized gain (loss) recognized
	Three months ended		Three months ended
	June 30, 2009		June 30, 2008
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate time deposits (a)	$(942)	938	(1,896)	1,876
Fixed rate long-term borrowings (a)	(60,402)	57,164	(47,681)	47,140

Total	$(61,344)	58,102	(49,577)	49,016

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$(1,186)		1,414
Foreign exchange and other option and futures contracts (b)	56		696

Total	$(1,130)		2,110

	Amount of unrealized gain (loss) recognized
	Six months ended		Six months ended
	June 30, 2009		June 30, 2008
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate time deposits (a)	$(1,394)	1,387	(1,425)	1,409
Fixed rate long-term borrowings (a)	(81,717)	76,825	(23,670)	23,055

Total	$(83,111)	78,212	(25,095)	24,464

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$(1,357)		3,869
Foreign exchange and other option and futures contracts (b)	932		776

Total	$(425)		4,645

(a)	Reported as other revenues from operations.

(b)	Reported as trading account and foreign exchange gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Derivative financial instruments, continued
     In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans, which are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied. For the three months ended June 30, 2009, net unrealized pre-tax gains of $26,546,000 related to commitments to sell real estate loans, net unrealized pre-tax losses of $12,361,000 related to commitments to originate real estate loans and net unrealized pre-tax losses of $13,367,000 related to hedged real estate loans held for sale were recognized in the consolidated statement of income. For the three months ended June 30, 2008, net unrealized pre-tax gains of $10,553,000 related to commitments to sell real estate loans, net unrealized pre-tax losses of $4,009,000 related to commitments to originate real estate loans and net unrealized pre-tax losses of $11,592,000 related to hedged real estate loans held for sale were recognized in the consolidated statement of income. For the six months ended June 30, 2009, net unrealized pre-tax gains of $25,611,000 related to commitments to sell real estate loans, net unrealized pre-tax gains of $1,410,000 related to commitments to originate real estate loans and net unrealized pre-tax losses of $11,610,000 related to hedged real estate loans held for sale were recognized in the consolidated statement of income. For the six months ended June 30, 2008, net unrealized pre-tax gains of $6,925,000 related to commitments to sell real estate loans, net unrealized pre-tax gains of $882,000 related to commitments to originate real estate loans and net unrealized pre-tax losses of $7,654,000 related to hedged real estate loans held for sale were recognized in the consolidated statement of income.
     The aggregate fair value of derivative financial instruments in a net liability position at June 30, 2009 for which the Company was required to post collateral was $257 million. The fair value of collateral posted for such instruments was $251 million.
10. Fair value measurements
Pursuant to GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy exists in GAAP for fair value measurements based upon the inputs to the valuation of an asset or liability.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
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
     In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provided guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. The Company has concluded that there has been a significant decline in the volume and level of activity in the market for privately issued mortgage-backed securities. As a result, the Company supplemented its determination of

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
fair value for many of its privately issued mortgage-backed securities by obtaining pricing indications from two independent sources at June 30, 2009. The Company further ascertained that many of the recently observable trades in the market for privately issued residential mortgage-backed securities could not be determined to be orderly. As a result, the Company also performed internal modeling to estimate the cash flows and fair value of 149 of its privately issued residential mortgage-backed securities with an amortized cost basis of $2.2 billion at June 30, 2009. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds, including estimates about the timing and amount of credit losses and prepayments. In estimating those cash flows, the Company used conservative assumptions as to future delinquency, defaults and loss rates, including assumptions for further home price depreciation. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities given the conservative nature of the cash flow modeling performed in the Company’s assessment of value. To determine the point within the range of potential values that was most representative of fair value under current market conditions for each of the 149 bonds, the Company computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. Weightings applied to internal model valuations generally ranged from zero to 40% depending on bond structure and collateral type, with prices for bonds in non-senior tranches generally receiving lower weightings on the internal model results and senior bonds receiving a higher model weighting. Weighted-average reliance on internal model pricing for the bonds modeled was 36% with a 64% average weighting placed on the values provided by the independent sources. The Company concluded its estimate of fair value for the $2.2 billion of privately issued residential mortgage-backed securities to approximate $1.7 billion, which implies a weighted-average market yield based on reasonably likely cash flows of 12%. Other valuations of privately issued residential mortgage-backed securities with an amortized cost basis of $613 million and fair value of $543 million, primarily comprised of retained securities from two non-recourse securitization transactions executed by the Company in 2002 and 2003, and other privately issued commercial mortgage-backed securities with an amortized cost basis of $37 million and a fair value of $23 million were determined by reference to independent pricing sources without adjustment.
     Included in other debt securities are securities backed by trust preferred securities issued by financial institutions and other entities. Given the severe disruption in the credit markets and lack of observable trade information, the Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at June 30, 2009. The modeling techniques included discounting estimated cash flows using bond-specific assumptions about defaults, deferrals and prepayments of the trust preferred securities underlying each bond. The estimation of cash flows included conservative assumptions as to the future collateral defaults and the related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. At June 30, 2009, both the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities was $112 million. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted substantially all of the available for sale investment securities classified as Level 3 valuations as of June 30, 2009.

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
Commitments to originate real estate loans for sale and commitments to sell real estate loans
The Company enters into various commitments to originate real estate loans for sale and commitments to sell real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value on the consolidated balance sheet. The estimated fair values of such commitments were generally calculated by reference to quoted prices in secondary markets for commitments to sell real estate loans to certain government-sponsored entities and other parties. The fair valuations of commitments to sell real estate loans generally result in a Level 2 classification. The estimated fair value of commitments to originate real estate loans for sale are adjusted to reflect the Company’s anticipated commitment expirations. Estimated commitment expirations are considered a significant unobservable input, which results in a Level 3 classification. The Company includes the expected net future cash flows related to the associated servicing of the loan in the fair value measurement of a derivative loan commitment. The estimated value ascribed to the expected net future servicing cash flows is also considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
     The following tables present assets and liabilities at June 30, 2009 and December 31, 2008 measured at estimated fair value on a recurring basis:

	Fair value
	measurements at
	June 30,
	2009	Level 1	Level 2	Level 3
	(in thousands)
Trading account assets	$495,324	41,869	453,455	—
Investment securities available for sale:
U.S. Treasury and federal agencies	214,833	—	214,833	—
Obligations of states and political subdivisions	65,739	—	53,536	12,203
Mortgage-backed securities:
Government issued or guaranteed	3,867,465	—	3,867,465	—
Privately issued residential	2,241,758	—	—	2,241,758
Privately issued commercial	23,018	—	—	23,018
Collateralized debt obligations	112,372	—	—	112,372
Other debt securities	213,388	—	212,623	765
Equity securities	224,431	197,351	24,751	2,329

	6,963,004	197,351	4,373,208	2,392,445

Real estate loans held for sale	800,995	—	800,995	—
Other assets(a)	90,700	—	80,067	10,633

Total assets	$8,350,023	239,220	5,707,725	2,403,078

Trading account liabilities	$353,629	10,886	342,743	—
Other liabilities(a)	7,242	—	6,285	957

Total liabilities	$360,871	10,886	349,028	957

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued

	Fair value
	measurements at
	December 31,
	2008	Level 1	Level 2	Level 3
	(in thousands)
Trading account assets	$617,821	46,142	571,679	—
Investment securities available for sale:
U.S. Treasury and federal agencies	296,713	—	291,181	5,532
Obligations of states and political subdivisions	71,763	—	71,725	38
Mortgage-backed securities:
Government issued or guaranteed	3,612,780	—	3,528,236	84,544
Privately issued residential	2,326,554	—	—	2,326,554
Privately issued commercial	41,046	—	—	41,046
Collateralized debt obligations	2,496	—	—	2,496
Other debt securities	168,102	—	168,102	—
Equity securities	330,739	297,231	31,206	2,302

	6,850,193	297,231	4,090,450	2,462,512
Real estate loans held for sale	507,971	—	507,971	—
Other assets(a)	164,433	—	153,179	11,254

Total assets	$8,140,418	343,373	5,323,279	2,473,766

Trading account liabilities	$521,079	14,193	506,886	—
Other liabilities(a)	25,468	—	22,480	2,988

Total liabilities	$546,547	14,193	529,366	2,988

(a)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2009 were as follows:

								Changes in
								unrealized
								gains (losses)
								included in
		Total gains (losses)						earnings
		realized/unrealized						related to
				Included in	Purchases,	Transfer		assets still
	Balance-			other	sales,	in and/or	Balance-	held at
	March 31,	Included		comprehensive	issuances &	out of	June 30,	June 30,
	2009	in earnings		income	settlements	Level 3	2009	2009
Investment securities available for sale:
U.S. Treasury and federal agencies	$—	—		—	—	—	—	—
Obligations of states and political subdivisions	12,182	—		21	—	—	12,203	—
Government issued or guaranteed mortgage- backed securities	—	—		—	—	—	—	—
Privately issued residential mortgage- backed securities	2,349,403	(22,269	)(a)	37,622	(122,998)	—	2,241,758	(22,269	)(a)
Privately issued commercial mortgage- backed securities	32,215	—		(5,739)	(3,458)	—	23,018	—
Collateralized debt obligations	2,421	(2,101	)(a)	13,787	98,265	—	112,372	(2,101	)(a)
Other debt securities	—	—		40	725	—	765	—
Equity securities	2,343	—		1	(15)	—	2,329	—

	2,398,564	(24,370)		45,732	(27,481)	—	2,392,445	(24,370)
Other assets and other liabilities	22,037	(7,768	)(b)	—	—	(4,593)	9,676	7,946	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2008 were as follows:

								Changes in
								unrealized
								gains
								(losses)
								included in
		Total gains (losses)						earnings
		realized/unrealized				Transfer		related to
				Included in	Purchases,	in		assets still
	Balance-			other	sales,	and/or	Balance-	held at
	March 31,	Included		comprehensive	issuances &	out of	June 30,	June 30,
	2008	in earnings		income	settlements	Level 3	2008	2008
Investment securities available for sale:
U.S. Treasury and federal agencies	$5,688	—		(152)	(169)	—	5,367	—
Obligations of states and political subdivisions	48	—		(1)	—	—	47	—
Government issued or guaranteed mortgage- backed securities	90,096	—		(1,092)	67	—	89,071	—
Privately issued residential and commercial mortgage- backed securities	1,055,017	—		(21,587)	(52,193)	(85,219)	896,018	—
Collateralized debt obligations	19,630	—		(5,148)	—	—	14,482	—
Other debt securities	—	—		—	—	—	—	—
Equity securities	2,322	—		(1)	8	—	2,329	—

	1,172,801	—		(27,981)	(52,287)	(85,219)	1,007,314	—

Other assets and other liabilities	8,128	2,242	(b)	—	—	(6,251)	4,119	3,596	(b)

(a)	Reported as an other-than-temporary impairment loss in the consolidated statement of income.

(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2009 were as follows:

								Changes in
								unrealized
								gains (losses)
								included in
		Total gains (losses)						earnings
		realized/unrealized						related to
				Included in	Purchases,	Transfer		assets still
	Balance-			other	sales,	in and/or	Balance-	held at
	December 31,	Included		comprehensive	issuances &	out of	June 30,	June 30,
	2008	in earnings		income	settlements	Level 3	2009	2009
Investment securities available for sale:
U.S. Treasury and federal agencies	$5,532	—		—	—	(5,532)	—	—
Obligations of states and political subdivisions	38	—		22	—	12,143	12,203	—
Government issued or guaranteed mortgage- backed securities	84,544	—		—	—	(84,544)	—	—
Privately issued residential mortgage-backed securities	2,326,554	(54,468	)(a)	215,127	(245,455)	—	2,241,758	(54,468	)(a)
Privately issued commercial mortgage-backed securities	41,046	—		(9,001)	(9,027)	—	23,018	—
Collateralized debt obligations	2,496	(1,553	)(a)	13,712	97,717	—	112,372	(1,553	)(a)
Other debt securities	—	—		40	725	—	765
Equity securities	2,302	—		1	26	—	2,329	—

	2,462,512	(56,021)		219,901	(156,014)	(77,933)	2,392,445	(56,021)
Other assets and other liabilities	8,266	19,490	(b)	—	—	(18,080)	9,676	12,046	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2008 were as follows:

								Changes in
								unrealized
								gains
								(losses)
								included in
		Total gains (losses)						earnings
		realized/unrealized						related to
				Included in	Purchases,	Transfer		assets still
	Balance-			other	sales,	in and/or	Balance-	held at
	January 1,	Included		comprehensive	issuances &	out of	June 30,	June 30,
	2008	in earnings		income	settlements	Level 3	2008	2008
Investment securities available for sale:
U.S. Treasury and federal agencies	$5,696	—		(20)	(309)	—	5,367	—
Obligations of states and political subdivisions	50	—		(3)	—	—	47	—
Government issued or guaranteed mortgage- backed securities	118,992	—		806	(1,791)	(28,936)	89,071	—
Privately issued residential and commercial mortgage- backed securities	1,159,644	—		(77,638)	(100,769)	(85,219)	896,018	—
Collateralized debt obligations	27,115	—		(12,633)	—	—	14,482	—
Other debt securities	—	—		—	—	—	—	—
Equity securities	2,324	—		(4)	9	—	2,329	—

	1,313,821	—		(89,492)	(102,860)	(114,155)	1,007,314	—

Other assets and other liabilities	2,654	14,962	(b)	—	—	(13,497)	4,119	4,119	(b)

(a)	Reported as an other-than-temporary impairment loss in the consolidated statement of income.

(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
     The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.
Loans
Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $632 million at June 30, 2009, ($303 million and $329 million of which were classified as Level 2 and Level 3, respectively) and $288 million at June 30, 2008 ($214 million and $74 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2009 were decreases of $157 million and $238 million for the three and six months ended June 30, 2009, respectively, and on loans held by the Company on June 30, 2008 were decreases of $71 million and $88 million for the three months and six months ended June 30, 2008, respectively.
Capitalized servicing rights
Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. At June 30, 2009, $30 million of capitalized servicing rights had a carrying value equal to their fair value. Changes in fair value of capitalized servicing rights recognized for the three and six months ended June 30, 2009 were increases of $13 million and $18 million,

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
respectively. At June 30, 2008, $20 million of capitalized servicing rights had a carrying value equal to their fair value. Changes in fair value of capitalized servicing rights recognized for the three and six months ended June 30, 2008 were increases of $9 million and $5 million, respectively.
Assets taken in foreclosure of defaulted loans
Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $21 million at June 30, 2009. Changes in fair value recognized for those foreclosed assets held by the Company at June 30, 2009 were $21 million and $22 million for the three and six months ended June 30, 2009, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
Disclosures of fair value of financial instruments
With the exception of marketable securities, certain off-balance sheet financial instruments and one-to-four family residential mortgage loans originated for sale, the Company’s financial instruments are not readily marketable and market prices do not exist. The Company, in attempting to comply with the provisions of GAAP that require disclosures of fair value of financial instruments, has not attempted to market its financial instruments to potential buyers, if any exist. Since negotiated prices in illiquid markets depend greatly upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. Additional information about the assumptions and calculations utilized is presented below.
     The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	June 30, 2009		December 31, 2008
	Carrying	Calculated	Carrying	Calculated
	Amount	Estimate	Amount	Estimate
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,150,728	$1,150,728	$1,568,151	$1,568,151
Interest-bearing deposits at banks	59,950	59,950	10,284	10,284
Trading account assets	495,324	495,324	617,821	617,821
Agreements to resell securities	—	—	90,000	90,000
Investment securities	8,155,434	7,958,830	7,919,207	7,828,121
Loans and leases:
Commercial loans and leases	14,180,609	13,744,572	14,261,882	14,137,805
Commercial real estate loans	20,787,198	20,098,344	18,837,665	18,210,209
Residential real estate loans	5,471,775	4,838,466	4,904,424	4,249,137
Consumer loans	12,275,062	11,936,555	10,996,492	10,849,635
Allowance for credit losses	(855,365)	—	(787,904)	—

Loans and leases, net	51,859,279	50,617,937	48,212,559	47,446,786
Accrued interest receivable	219,164	219,164	222,073	222,073

Financial liabilities:
Noninterest-bearing deposits	$(12,403,999)	$(12,403,999)	$(8,856,114)	$(8,856,114)
Savings deposits and NOW accounts	(23,681,353)	(23,681,353)	(20,630,226)	(20,630,226)
Time deposits	(9,584,351)	(9,666,248)	(9,046,937)	(9,108,821)
Deposits at foreign office	(1,085,004)	(1,085,004)	(4,047,986)	(4,047,986)
Short-term borrowings	(2,951,149)	(2,951,149)	(3,009,735)	(3,009,735)
Long-term borrowings	(11,568,238)	(10,714,115)	(12,075,149)	(11,104,337)
Accrued interest payable	(148,270)	(148,270)	(142,456)	(142,456)
Trading account liabilities	(353,629)	(353,629)	(521,079)	(521,079)

Other financial instruments:
Commitments to originate real estate loans for sale	$9,676	$9,676	$8,144	$8,144
Commitments to sell real estate loans	10,134	10,134	(15,477)	(15,477)
Other credit-related commitments	(51,030)	(51,030)	(51,361)	(51,361)
Interest rate swap agreements used for interest rate risk management	63,618	63,618	146,111	146,111

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
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
Loans and leases
In general, discount rates used to calculate values for loan products were based on the Company’s pricing at the respective period end and included appropriate adjustments for expected credit losses. A higher discount rate was assumed with respect to estimated cash flows associated with nonaccrual loans. Projected loan cash flows were adjusted for estimated credit losses. However, such estimates made by the Company may not be indicative of assumptions and adjustments that a purchaser of the Company’s loans and leases would seek.
Deposits
Pursuant to GAAP, the estimated fair value ascribed to noninterest-bearing deposits, savings deposits and NOW accounts must be established at carrying value because of the customers’ ability to withdraw funds immediately. Time deposit accounts are required to be revalued based upon prevailing market interest rates for similar maturity instruments. As a result, amounts assigned to time deposits were based on discounted cash flow calculations using prevailing market interest rates based on the Company’s pricing at the respective date for deposits with comparable remaining terms to maturity.
     The Company believes that deposit accounts have a value greater than that prescribed by GAAP. The Company feels, however, that the value associated with these deposits is greatly influenced by characteristics of the buyer, such as the ability to reduce the costs of servicing the deposits and deposit attrition which often occurs following an acquisition. Accordingly, estimating the fair value of deposits with any degree of certainty is not practical.
Long-term borrowings
The amounts assigned to long-term borrowings were based on quoted market prices, when available, or were based on discounted cash flow calculations using prevailing market interest rates for borrowings of similar terms and credit risk.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
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
Other commitments and contingencies
As described in note 11, in the normal course of business, various commitments and contingent liabilities are outstanding, such as loan commitments, credit guarantees and letters of credit. The Company’s pricing of such financial instruments is based largely on credit quality and relationship, probability of funding and other requirements. Loan commitments often have fixed expiration dates and contain termination and other clauses which provide for relief from funding in the event of significant deterioration in the credit quality of the customer. The rates and terms of the Company’s loan commitments, credit guarantees and letters of credit are competitive with other financial institutions operating in markets served by the Company. The Company believes that the carrying amounts, which are included in other liabilities, are reasonable estimates of the fair value of these financial instruments.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Commitments and contingencies
In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	June 30,	December 31,
	2009	2008
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$6,636,329	5,972,541
Commercial real estate loans to be sold	75,115	252,559
Other commercial real estate and construction	2,150,497	2,238,464
Residential real estate loans to be sold	909,547	870,578
Other residential real estate	235,663	211,705
Commercial and other	7,244,702	6,666,988

Standby letters of credit	3,872,298	3,886,396

Commercial letters of credit	50,729	45,503

Financial guarantees and indemnification contracts	1,589,212	1,546,873

Commitments to sell real estate loans	1,409,254	1,306,041
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
     Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and may include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Federal National Mortgage Association Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $1.2 billion at each of June 30, 2009 and December 31, 2008.
     Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Commitments and contingencies, continued
     The Company utilizes commitments to sell real estate loans to hedge exposure to changes in the fair value of real estate loans held for sale. Such commitments are considered derivatives and along with commitments to originate real estate loans to be held for sale are generally recorded in the consolidated balance sheet at estimated fair market value.
     The Company has an agreement with the Baltimore Ravens of the National Football League whereby the Company obtained the naming rights to a football stadium in Baltimore, Maryland. Under the agreement, the Company is obligated to pay $5 million per year through 2013 and $6 million per year from 2014 through 2017.
     The Company also has commitments under long-term operating leases.
     The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $102 million at June 30, 2009. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $69 million at June 30, 2009. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms.
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
12. Segment information
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
     The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 22 to the Company’s consolidated financial statements as of and for the year ended December 31, 2008. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. As also described in note 22 to the Company’s 2008 consolidated financial statements, neither goodwill nor core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have been allocated to the Company’s reportable segments,

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Segment information, continued
but are included in the “All Other” category. The Company does, however, assign such intangible assets to business units for purposes of testing for impairment.
     Information about the Company’s segments is presented in the following table:

	Three months ended June 30
	2009			2008
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)
	(in thousands)
Business Banking	$103,132	—	30,699	91,995	3	29,547

Commercial Banking	186,558	—	70,003	153,566	165	53,516

Commercial Real Estate	100,847	33	23,457	88,273	203	42,646

Discretionary Portfolio	16,433	(3,693)	(3,279)	28,792	(4,170)	5,324

Residential Mortgage Banking	80,016	15,002	(10,877)	64,021	12,953	(10,420)

Retail Banking	313,025	2,509	54,184	292,175	3,355	62,927

All Other	(26,795)	(13,851)	(112,999)	38,992	(12,509)	(23,275)

Total	$773,216	—	51,188	757,814	—	160,265

	Six months ended June 30
	2009			2008
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)
	(in thousands)
Business Banking	$196,767	—	60,811	187,244	3	62,330

Commercial Banking	351,685	—	127,157	316,150	250	120,325

Commercial Real Estate	189,811	39	66,440	174,551	411	85,455

Discretionary Portfolio	27,731	(6,777)	(8,368)	72,267	(8,499)	21,301

Residential Mortgage Banking	160,027	26,871	(5,377)	131,439	26,284	(5,361)

Retail Banking	597,677	5,164	106,547	595,043	6,322	138,397

All Other	(70,334)	(25,297)	(231,801)	72,633	(24,771)	(59,986)

Total	$1,453,364	—	115,409	1,549,327	—	362,461

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Segment information, continued

	Average total assets
	Six months ended		Year ended
	June 30		December 31
	2009	2008	2008
	(in millions)
Business Banking	$4,686	4,415	4,452

Commercial Banking	15,414	14,692	14,981

Commercial Real Estate	12,135	11,230	11,394

Discretionary Portfolio	13,506	14,725	14,179

Residential Mortgage Banking	2,801	2,743	2,660

Retail Banking	11,484	11,459	11,356

All Other	5,855	6,035	6,110

Total	$65,881	65,299	65,132

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $5,214,000 and $5,851,000 for the three-month periods ended June 30, 2009 and 2008, respectively, and $10,147,000 and $11,634,000 for the six-month periods ended June 30, 2009 and 2008, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.
13. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.
In 2007 M&T invested $300 million to acquire a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held company that, together with its affiliates, specializes in originating, securitizing and servicing small balance commercial real estate loans. M&T recognizes income from BLG using the equity method of accounting.
     Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has purchased loan servicing rights for small balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $5.8 billion and $5.9 billion at June 30, 2009 and December 31, 2008, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $49 million at June 30, 2009 and $58 million at December 31, 2008. In addition, capitalized servicing rights at June 30, 2009 and December 31, 2008 also included $22 million and $28 million, respectively, for servicing rights that were purchased from Bayview Financial related to residential mortgage loans

NOTES TO FINANCIAL STATEMENTS, CONTINUED
13. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P., continued
with outstanding principal balances of $4.3 billion at June 30, 2009 and $4.6 billion at December 31, 2008. Revenues from servicing residential and small balance commercial mortgage loans purchased from BLG and Bayview Financial were $13 million in each of the three-month periods ended June 30, 2009 and 2008, respectively, and $26 million and $27 million for the six months ended June 30, 2009 and 2008, respectively. M&T Bank provided $50 million and $71 million of credit facilities to Bayview Financial at June 30, 2009 and December 31, 2008, respectively, of which $39 million and $57 million were outstanding at June 30, 2009 and December 31, 2008, respectively. Finally, at June 30, 2009 and December 31, 2008, the Company held $23 million and $32 million, respectively, of collateralized mortgage obligations in its available-for-sale investment securities portfolio that were securitized by Bayview Financial. In addition, the Company held $384 million and $412 million of similar investment securities in its held-to-maturity portfolio at June 30, 2009 and December 31, 2008, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
M&T Bank Corporation (“M&T”) recorded net income in the second quarter of 2009 of $51 million or $.36 of diluted earnings per common share, compared with $160 million or $1.44 of diluted earnings per common share in the second quarter of 2008. During the initial quarter of 2009, net income totaled $64 million or $.49 of diluted earnings per common share. Basic earnings per common share were $.36 in the recent quarter, compared with $1.45 in the year-earlier quarter and $.49 in the first quarter of 2009. The after-tax impact of acquisition and integration-related expenses (included herein as merger-related expenses) associated with M&T’s May 23, 2009 acquisition of Provident Bankshares Corporation (“Provident”) was $40 million ($66 million pre-tax) or $.35 of basic and diluted earnings per common share in the recent quarter, compared with $1 million ($2 million pre-tax) or $.01 of basic and diluted earnings per common share in the first quarter of 2009. There were no merger-related expenses in the second quarter of 2008. For the first six months of 2009, net income totaled $115 million or $.85 of diluted earnings per common share, compared with $362 million or $3.26 of diluted earnings per common share in the corresponding 2008 period. Basic earnings per common share for the six-month periods ended June 30, 2009 and 2008 were $.85 and $3.29, respectively. The after-tax impact of merger-related expenses associated with Provident in 2009 and with the November 30, 2007 acquisition of Partners Trust Financial Group, Inc. and the December 7, 2007 acquisition by M&T Bank, the principal bank subsidiary of M&T, of the Mid-Atlantic retail banking franchise of First Horizon Bank in 2008 was $42 million ($69 million pre-tax) or $.37 of basic and diluted earnings per common share and $2 million ($4 million pre-tax) or $.02 of basic and diluted earnings per common share during the six-month periods ended June 30, 2009 and 2008, respectively.
     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the second quarter of 2009 was .31%, compared with .98% in the year-earlier quarter and .40% in the first quarter of 2009. The annualized rate of return on average common stockholders’ equity was 2.53% in the recent quarter, compared with 9.96% in the second quarter of 2008 and 3.61% in the first 2009 quarter. During the six-month period ended June 30, 2009, the annualized rates of return on average assets and average common stockholders’ equity were .35% and 3.06%, respectively, compared with 1.12% and 11.23%, respectively, in the corresponding period of 2008.
     On May 23, 2009, M&T completed the acquisition of Provident, a bank holding company based in Baltimore, Maryland. Provident Bank, Provident’s banking subsidiary, was merged into M&T Bank on that date. The results of operations acquired in the Provident transaction have been included in the Company’s financial results since May 23, 2009, but did not have a material effect on the Company’s results of operations in the recent quarter. Provident common shareholders received .171625 shares of M&T common stock in exchange for each share of Provident common stock, resulting in M&T issuing a total of 5,838,308 common shares in connection with the acquisition. In addition, based on the merger agreement, outstanding and unexercised options to purchase common stock of Provident converted to options to purchase the common stock of M&T. The fair value of those options was approximately $1 million. In total, the purchase price was approximately $274 million based on the fair value on the acquisition date of M&T common stock exchanged and the fair value of the options to purchase M&T common stock. Holders of Provident’s preferred stock were issued shares of new Series B and Series C Preferred Stock of M&T having substantially identical terms. That preferred stock added $156 million to M&T’s stockholders’ equity. The Series B Preferred Stock has a preference value of $27 million, pays non-cumulative dividends at a rate of 10%, and is convertible into 433,148 shares of M&T common stock. The Series C Preferred Stock has a preference value of $152 million, pays cumulative dividends at a rate of 5% through November 2013 and 9% thereafter, and is held by the U.S. Department of Treasury under the Troubled Asset Relief Program – Capital Purchase Program.
     The transaction has been accounted for under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded by M&T at their estimated fair values as of the acquisition date. Assets acquired totaled $6.3 billion, including $4.0 billion of loans and leases (including approximately $1.7 billion of commercial real estate loans, $1.4 billion of consumer loans, $700 million of commercial loans and leases and $300 million of residential real estate loans) and $1.0 billion of investment securities. Liabilities assumed were $5.9 billion, including $5.1 billion of deposits. The transaction added $436 million to M&T’s stockholders’ equity, including $280 million of common equity and $156 million of preferred equity. In connection with the acquisition, the Company recorded $332 million of goodwill and $63 million of core deposit intangible. The core deposit intangible is being amortized over seven years using an accelerated method. The acquisition of Provident expands the Company’s presence in the Mid-Atlantic area, gives the Company the second largest deposit share in Maryland, and tripled the Company’s presence in Virginia.
     Application of the acquisition method requires that acquired loans be recorded at fair value and prohibits the carry over of the acquired entity’s allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans. The impact of estimated credit losses on all acquired loans was considered in the estimation of future cash flows used in the determination of estimated fair value as of the acquisition date.
     Merger-related expenses associated with the acquisition of Provident incurred during the quarters ended June 30 and March 31, 2009 totaled $66 million ($40 million after tax effect) and $2 million ($1 million after tax effect), respectively. Such expenses were for professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing Provident contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to Provident’s customers; severance and incentive compensation costs; travel costs; and printing, supplies and other costs of commencing operations in new markets and offices. The Company will incur additional merger-related expenses in the second half of 2009, although such costs are expected to be substantially less than the amount incurred in the first six months of 2009. Additional information about the acquisition of Provident is provided in note 2 of Notes to Financial Statements.
     The condition of the residential real estate marketplace and the U.S. economy from 2007 through the first half of 2009 has had a significant impact on the financial services industry as a whole, and specifically on the financial results of the Company. A pronounced downturn in the residential real estate market that began in early 2007 has resulted in significantly lower residential real estate values and higher delinquencies and charge-offs of loans, including loans to builders and developers of residential real estate. During 2009, the Company has experienced higher delinquencies and charge-offs related to its commercial loan and commercial real estate loan portfolios as well. Additionally, investment securities backed by residential and commercial real estate have reflected substantial unrealized losses due to a lack of liquidity in the financial markets and anticipated credit losses. Many financial institutions, including the Company, have taken charges for those unrealized losses that were deemed to be other than temporary.
     The Company’s financial results for the second quarter of 2009 were adversely impacted by certain notable events. During the recent quarter, the Federal Deposit Insurance Corporation (“FDIC”) announced that it would levy a special assessment on insured financial institutions to rebuild the Deposit

Insurance Fund. That special assessment amounted to $33 million ($20 million after tax effect, or $.17 of diluted earnings per common share). Also during the recent quarter, other-than-temporary impairment charges of $25 million (pre-tax) were recorded on certain privately issued collateralized mortgage obligations (“CMOs”) backed by residential real estate loans and collateralized debt obligations (“CDOs”) backed by pooled trust preferred securities of financial institutions. Such securities are held in the Company’s available-for-sale investment securities portfolio. Those charges reduced net income and diluted earnings per common share by $15 million and $.13, respectively.
     The Company’s financial results for the first quarter of 2009 reflected other-than-temporary impairment charges of $32 million ($20 million after taxes, or $.18 of diluted earnings per common share) that were recorded on certain privately issued CMOs. Those securities, which are secured by residential real estate loans, are also held in the Company’s available-for-sale investment securities portfolio.
     Reflected in the Company’s financial results for the first quarter of 2008 was $29 million, or $.26 of diluted earnings per share, resulting from the status of M&T Bank as a member bank of Visa. During the last quarter of 2007, Visa completed a reorganization in contemplation of its initial public offering (“IPO”) in 2008. As part of that reorganization M&T Bank and other member banks of Visa received shares of Class B common stock of Visa. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation involving Visa (“Covered Litigation”). As of December 31, 2007, although Visa was expected to set aside a portion of the proceeds from its IPO in an escrow account to fund any judgments or settlements that may arise out of the Covered Litigation, guidance from the Securities and Exchange Commission (“SEC”) indicated that Visa member banks should record a liability for the fair value of the contingent obligation to Visa. The estimation of the Company’s proportionate share of any potential losses related to the Covered Litigation was extremely difficult and involved a great deal of judgment. Nevertheless, in the fourth quarter of 2007 the Company recorded a pre-tax charge of $23 million ($14 million after tax effect, or $.13 per diluted common share) related to the Covered Litigation. In accordance with generally accepted accounting principles (“GAAP”) and consistent with the SEC guidance, the Company did not recognize any value for its common stock ownership interest in Visa as of the 2007 year-end. During the first quarter of 2008, Visa completed its IPO and, as part of the transaction, funded an escrow account with $3 billion from the proceeds of the IPO to cover potential settlements arising out of the Covered Litigation. As a result, during the first three months of 2008, the Company reversed approximately $15 million of the $23 million accrued during the fourth quarter of 2007 for the Covered Litigation. In addition, M&T Bank was allocated 1,967,028 Class B common shares of Visa based on its proportionate ownership of Visa. Of those shares, 760,455 were mandatorily redeemed in March 2008 for an after-tax gain of $20 million ($33 million pre-tax). That pre-tax amount was recorded as gain on bank investment securities in the consolidated statement of income for 2008’s initial quarter.
Supplemental Reporting of Non-GAAP Results of Operations
As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.7 billion at June 30, 2009, compared with $3.4 billion at each of June 30, 2008 and December 31, 2008. Included in such intangible assets was goodwill of $3.5 billion at June 30, 2009 and $3.2 billion at each of June 30 and December 31, 2008. Amortization of core deposit and other intangible assets, after tax effect, was $9 million during each of the second and first quarters of 2009, ($.08 per diluted common share and $.09 per diluted common share, respectively) and $10 million ($.09 per diluted common share) in the second quarter of 2008. For the six-month periods ended June 30,

2009 and 2008, amortization of core deposit and other intangible assets, after tax effect, totaled $19 million ($.17 per diluted common share) and $21 million ($.19 per diluted common share), respectively.
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
     Net operating income was $101 million in the second quarter of 2009, compared with $170 million in the year-earlier quarter. Diluted net operating earnings per common share for the recent quarter were $.79, compared with $1.53 in the second quarter of 2008. Net operating income and diluted net operating earnings per common share were $75 million and $.59, respectively, in the first quarter of 2009. For the first six months of 2009, net operating income and diluted net operating earnings per common share were $176 million and $1.39, respectively, compared with $386 million and $3.47, respectively, in the similar 2008 period.
     Net operating income expressed as an annualized return on average tangible assets was .64% in the second quarter of 2009, compared with 1.10% in the year-earlier quarter and .50% in the initial 2009 quarter. Net operating income expressed as an annualized return on average tangible common equity was 12.08% in the recently completed quarter, compared with 22.20% and 9.36% in the quarters ended June 30, 2008 and March 31, 2009, respectively. For the first half of 2009, net operating income represented an annualized return on average tangible assets and average tangible common stockholders’ equity of .57% and 10.76%, respectively, compared with 1.25% and 25.04%, respectively, in the six-month period ended June 30, 2008.
     Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.
Taxable-equivalent Net Interest Income
Taxable-equivalent net interest income rose 3% to $507 million in the second quarter of 2009 from $492 million in the corresponding quarter of 2008. That improvement was the result of higher average earning assets, which increased to $59.3 billion in the recent quarter from $58.5 billion in the second quarter of 2008, and a 4 basis point (hundredths of one percent) improvement in the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. Taxable-equivalent net interest income totaled $453 million in the first quarter of 2009. The recent quarter’s significant improvement from the immediately preceding quarter resulted from a 24 basis point widening of the net interest margin and a rise in average earning assets of $1.8 billion. The improvement in net interest margin was largely attributable to declines in the rates paid on deposits and long-term borrowings. The higher level of earning assets in the recent quarter was the result of assets obtained in the Provident transaction, which at the acquisition date totaled approximately $5.1 billion.
     For the first half of 2009, taxable-equivalent net interest income was $960 million, 2% below $977 million in the corresponding period of 2008. That decline was largely attributable to a 7 basis point narrowing of the Company’s net interest margin due to a lower contribution of interest-free funds.

     Average loans and leases rose $1.0 billion, or 2%, to $50.6 billion in the second quarter of 2009 from $49.5 billion in the similar 2008 quarter, and were $1.7 billion, or 4%, higher than the $48.8 billion averaged in the first quarter of 2009. Included in average loans and leases in the recent quarter were loans obtained in the Provident acquisition, which added approximately $1.7 billion to the average loan and lease total. Commercial loans and leases averaged $14.1 billion in the second quarter of 2009, up $266 million or 2% from $13.8 billion in the year-earlier quarter. Such loans and leases acquired from Provident added approximately $300 million to the recent quarter’s average total. Average commercial real estate loans were $19.7 billion in the recent quarter, $1.2 billion or 7% higher than $18.5 billion in 2008’s second quarter, and reflected loans obtained from Provident averaging approximately $700 million in the recent quarter. Average outstanding residential real estate loans declined $764 million, or 13%, to $5.3 billion in the second quarter of 2009, as compared with the $6.0 billion averaged in the year-earlier quarter. Included in that portfolio were loans held for sale, which averaged $720 million in the recent quarter, compared with $728 million in the second quarter of 2008, and loans acquired from Provident, which averaged $100 million in the recent quarter. The decline in average residential real estate loans from 2008’s second quarter to the recent quarter was largely attributable to securitization transactions in June and July 2008, which aggregated $875 million and resulted in the transfer of balances from loans to investment securities. A similar securitization in March 2009 was completed aggregating $141 million. In each of those transactions residential real estate loans were securitized into mortgage-backed securities guaranteed by the Federal National Mortgage Association (“Fannie Mae”), which are now held in the Company’s available-for-sale investment securities portfolio. The securitizations were completed to improve the Company’s liquidity, because investment securities may be more easily pledged as collateral for borrowings, and to enhance regulatory capital ratios, because Fannie Mae guaranteed securities have a lower risk rating than whole loans for regulatory capital purposes. Average consumer loans rose 3% or $301 million from the year-earlier period. That growth was due to loans related to the Provident acquisition, which averaged $600 million (largely home equity loans and lines of credit), partially offset by a decline in average automobile loans and leases.
     The predominant factor contributing to the growth in average loans outstanding from $48.8 billion in 2009’s initial quarter to $50.6 billion in the second quarter of 2009 was the addition of the Provident loans. Excluding the impact of the acquired loans, total average loans outstanding were little changed from the first quarter to the second quarter of 2009. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.
AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2009	2008	2009
Commercial, financial, etc.	$14,067	2%	—%
Real estate – commercial	19,719	7	5
Real estate – consumer	5,262	(13)	5
Consumer
Automobile	3,194	(12)	(2)
Home equity lines	5,218	19	9
Home equity loans	981	(10)	4
Other	2,113	—	6

Total consumer	11,506	3	5

Total	$50,554	2%	4%

     For the first two quarters of 2009, average loans and leases totaled $49.7 billion, 1% above $49.0 billion in the first six months of 2008. Increases in average balances of commercial loans and leases and commercial real estate loans were partially offset by declines in average residential real estate loans outstanding due largely to the securitization transactions already noted. Acquired Provident loans added approximately $850 million to average loan and lease balances in the first half of 2009.
     The investment securities portfolio averaged $8.5 billion in each of the first and second quarters of 2009, compared with $8.8 billion in the second quarter of 2008. The decline in such securities from the second quarter of 2008 to the recent quarter largely reflects paydowns of mortgage-backed securities, partially offset by the Fannie Mae mortgage-backed securities created in the securitization transactions already noted and by investment securities obtained in the Provident transaction. Securities obtained in the Provident transaction increased average investment securities balances in the recent quarter by approximately $450 million. As compared with the initial quarter of 2009, the impact of the already noted March 2009 securitization and the acquired Provident investment securities was offset by paydowns of mortgage-backed securities.
     The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and CMOs, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to the risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination.
     The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” As previously noted, an other-than-temporary impairment charge of $25 million (pre-tax) was recognized in the second quarter of 2009 related to certain privately issued CMOs and CDOs held in the Company’s available-for-sale investment securities portfolio. During 2009’s first quarter, the Company recognized other-than-temporary impairment charges of $32 million (pre-tax) related to certain privately issued CMOs. Those securities, which are collateralized by residential real estate loans, are also held in the Company’s available-for-sale investment securities portfolio. In the second quarter of 2008, an other-than-temporary impairment charge of $6 million was recognized on one CMO backed by option adjustable rate residential mortgages. Weak economic conditions, rising unemployment and declining real estate values are significant factors contributing to the recognition of the other-than-temporary impairment charges. As of June 30, 2009 and December 31, 2008, the Company concluded that the remaining declines associated with the rest of the investment securities portfolio were temporary in nature. That conclusion was based on management’s assessment of future cash flows associated with individual investment securities as of each respective date. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 10 of Notes to Financial Statements.
     Other earning assets include deposits at banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $235 million in the recent quarter, compared with $173 million and $195 million in the second quarter of 2008 and the first quarter of 2009, respectively. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.
     As a result of the changes described herein, average earning assets totaled $59.3 billion in the second quarter of 2009, compared with $58.5 billion in the similar quarter of 2008. Average earning assets were $57.5 billion in the initial quarter of 2009, and aggregated $58.4 billion and $58.1 billion during the six-month periods ended June 30, 2009 and 2008, respectively.
     The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, nonbrokered interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned bank subsidiary of M&T, are also included in core deposits. Average core deposits aggregated $38.2 billion in the second quarter of 2009, compared with $31.6 billion in the second quarter of 2008 and $34.7 billion in the initial 2009 quarter. The acquisition of Provident added approximately $1.4 billion to average core deposits in the second quarter of 2009. Excluding the impact of deposits obtained in the Provident transaction, the growth in core deposits since the second quarter of 2008 was due, in part, to a lower interest rate environment and to the continuing recessionary environment in the U.S., and its impact on the attractiveness of alternative investments to the Company’s customers. During the declining interest rate environment, over the last twelve months the Company has also experienced a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have increased. The following table provides an analysis of quarterly changes in the components of average core deposits. For the six-month periods ended June 30, 2009 and 2008, core deposits averaged $36.5 billion and $31.1 billion, respectively.
AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase
		(decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2009	2008	2009
NOW accounts	$503	(2)%	(2)%
Savings deposits	21,650	20	6
Time deposits less than $100,000	5,496	(1)	3
Noninterest-bearing deposits	10,533	39	23

Total	$38,182	21%	10%

     Domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits provide additional sources of funding for the Company. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $2.7 billion in the second quarter of 2009, compared with $2.2 billion in the year-earlier quarter and $3.0 billion in the first quarter of 2009. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $1.5 billion, $4.3 billion and $2.5 billion for the three-month periods ended June 30, 2009, June 30, 2008 and March 31, 2009, respectively. Average brokered time deposits aggregated $697 million in the second quarter of 2009, compared with $1.4 billion in the year-earlier quarter and $435 million in the initial quarter of 2009. Reflected in average brokered time deposits in the recent quarter were deposits obtained in the Provident transaction, which added approximately $500 million to the quarter’s average. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $25 million of brokered time deposits. The Company also had brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged $842 million during the second quarter of 2009, compared with $124 million and $894 million during the similar quarter of 2008 and the first quarter of 2009, respectively. The substantial increase in such average brokered deposit balances in the two most recent quarters as compared with the second quarter of 2008 was the result of demand for such deposits, largely resulting from the uncertain economic markets and the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits were fully insured. Offshore branch deposits and brokered deposits have been used by the Company as alternatives to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for such deposits, and the cost of funds available from alternative sources at the time.
     The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks (“FHLBs”), the Federal Reserve and others as sources of funding. Short-term borrowings averaged $3.2 billion in the recent quarter, compared with $6.9 billion in the second quarter of 2008 and $3.5 billion in the first quarter of 2009. Beginning in the second quarter of 2008, the Company has actively sought to increase the average maturity of its non-deposit sources of funds and to reduce short-term borrowings. Included in average short-term borrowings were unsecured federal funds borrowings, which generally mature daily, that averaged $1.6 billion, $5.0 billion and $1.8 billion in the second quarters of 2009 and 2008, and the first quarter of 2009, respectively. Overnight federal funds borrowings have historically represented the largest component of short-term borrowings and are obtained from a wide variety of banks and other financial institutions. Average short-term borrowings during the recent quarter included $902 million of borrowings from the FHLBs of New York and Atlanta, compared with $729 million in the year-earlier quarter and $1.0 billion in the first quarter of 2009. Also included in short-term borrowings were secured borrowings with the Federal Reserve through their Term Auction Facility (“TAF”). Borrowings under the TAF averaged $604 million, $423 million and $467 million in the three-month periods ended June 30, 2009, June 30, 2008 and March 31, 2009, respectively. Outstanding borrowings under the TAF at June 30, 2009 totaled $1.0 billion. Additionally, in the second quarter of 2008 short-term borrowings included a $500 million revolving asset-backed structured borrowing secured by automobile loans. That borrowing was repaid during the final quarter of 2008. All of the available amount of that structured borrowing was in use during 2008’s second quarter.
     Long-term borrowings averaged $11.5 billion in the second quarter of 2009, compared with $11.4 billion in the corresponding quarter of 2008 and $11.6 billion in the first quarter of 2009. Included in average long-term borrowings were amounts borrowed from the FHLBs of $6.5 billion in each of the second quarters of 2009 and 2008, compared with $6.7 billion in the first quarter of 2009, and subordinated capital notes of $1.9 billion in each of those quarters. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.1 billion in each of the quarters ended June 30, 2009, June 30, 2008 and March 31, 2009. Information regarding trust preferred securities and the related junior subordinated debentures is provided in note 4 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.6 billion during each of the second quarters of 2009 and 2008 and the first quarter of 2009. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.
     Changes in the composition of the Company’s earning assets and interest-bearing liabilities as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.15% in the second quarter of 2009, compared with 3.02% in the year-earlier quarter. The yield on earning assets during the recent quarter was 4.62%, down 104 basis points from 5.66% in the second quarter of 2008, while the rate paid on interest-bearing liabilities decreased 117 basis points to 1.47% from 2.64% in the second quarter of 2008. In the first quarter of 2009, the net interest spread was 2.91%, the yield on earning assets was 4.65% and the rate paid on interest-bearing liabilities was 1.74%. As compared with the second quarter of 2008, the declines in rates resulted from the Federal Reserve lowering its benchmark overnight federal funds target rate throughout 2008 seven times, such that, at March 31 and June 30, 2009, the Federal Reserve’s target rate for overnight federal funds was expressed as a range from 0% to .25%. The 13 basis point improvement in spread from the second quarter of 2008 to the recent quarter was due, in part, to more significant declines in borrowing rates than in rates earned on assets. The 24 basis point improvement in spread from the first quarter of 2009 to the second 2009 quarter was largely attributable to declines in the rates paid on deposits and long-term borrowings. For the first half of 2009, the net interest spread was 3.02%, an increase of 4 basis points from the similar 2008 period. The yield on earning assets and the rate paid on interest-bearing liabilities were 4.63% and 1.61%, respectively, in the first six months of 2009, compared with 5.93% and 2.95%, respectively, in the corresponding period of 2008.
     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $11.3 billion in the second quarter of 2009, compared with $8.1 billion in the similar 2008 quarter and $9.5 billion in the first quarter of 2009. The increase in net interest free funds in the recent quarter as compared with the year-earlier period and the first quarter of 2009 was largely the result of higher average balances of noninterest-bearing deposits and stockholders’ equity. In connection with the acquisition of Provident, the Company added noninterest-bearing deposits of $939 million on May 23, 2009. During the first six months of 2009 and 2008, average net interest-free funds aggregated $10.4 billion and $7.9 billion, respectively. Goodwill and core deposit and other intangible assets averaged $3.5 billion in the recent quarter, compared with $3.4 billion during the quarters ended June 30, 2008 and March 31, 2009. As already noted, goodwill and core deposit intangible resulting from the Provident transaction totaled $332 million and $63 million, respectively, on the acquisition date. The cash surrender value of bank owned life insurance averaged $1.3 billion during the recent quarter, compared with $1.2 billion during each of the quarters ended June 30, 2008 and March 31, 2009. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.”
     The contribution of net interest-free funds to net interest margin was .28% in the two most recent quarters, compared with .37% in the second quarter of 2008. That contribution for the first half of the year was .29% in 2009 and .40% in 2008. The decline in the contribution to net interest margin ascribed to net interest-free funds in the 2009 periods as compared with the 2008 periods resulted largely from the impact of lower interest rates on interest-bearing liabilities used to value such contribution.
     Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.43% in the recent quarter, improved from 3.39% in the corresponding 2008 quarter and 3.19% in the first quarter of 2009. During the first six months of 2009 and 2008, the net interest margin was 3.31% and 3.38%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

     Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was approximately $1.1 billion at each of June 30, 2009, March 31, 2009 and December 31, 2008, compared with $1.2 billion at June 30, 2008. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount of the swap agreements at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate time deposits and long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.
     The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $64 million, $125 million and $146 million at June 30, 2009, March 31, 2009 and December 31, 2008, respectively, and a loss of $8 million at June 30, 2008. The significant rise in fair value of those interest rate swap agreements since June 30, 2008 resulted from sharply lower interest rates at those later dates. The decline in fair value at the recent quarter-end as compared with March 31, 2009 was attributable to higher interest rates at the end of 2009’s second quarter. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. As a result, the amounts of hedge ineffectiveness recognized during the three- and six-month periods ended June 30, 2009 and 2008 were not material to the Company’s results of operations. The changes in the fair values of the interest rate swap agreements and the hedged items result from the effects of changing interest rates. The Company’s credit exposure with respect to the estimated fair value as of June 30, 2009 of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparties as well as counterparty postings of $39 million of collateral with the Company.
     The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 6.30% and 2.54%, respectively, at June 30, 2009. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 9 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS
Dollars in thousands

	Three months ended June 30
	2009		2008
	Amount	Rate (a)	Amount	Rate (a)

Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(9,519)	(.08)	(4,901)	(.04)

Net interest income/margin	$9,519	.07%	$4,901	.04%

Average notional amount	$1,087,461		$1,126,582

Rate received(b)		6.42%		6.48%
Rate paid(b)		2.91%		4.73%

	Six months ended June 30
	2009		2008
	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(16,934)	(.07)	(6,341)	(.03)

Net interest income/margin	$16,934	.06%	$6,341	.02%

Average notional amount	$1,097,296		$1,425,840

Rate received(b)		6.38%		6.00%
Rate paid(b)		3.27%		5.11%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
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
     The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Over-night federal funds borrowings were $817 million, $1.6 billion and $809 million at June 30, 2009, June 30, 2008 and December 31, 2008, respectively. In general, these borrowings were unsecured and matured on the following business day. As already noted, offshore branch deposits and brokered certificates of deposit have been used by the Company as alternatives to short-term borrowings. Offshore branch deposits also generally mature on the next business day and totaled $1.1 billion at June 30, 2009, $5.8 billion at June 30, 2008 and $4.0 billion at December 31, 2008. Outstanding brokered time deposits at June 30, 2009, June 30, 2008 and December 31, 2008 were $1.2 billion, $1.5 billion and $487 million, respectively. Such deposits at June 30, 2009 included $1.1 billion of brokered time deposits obtained in the acquisition of Provident. At June 30, 2009, the weighted-average remaining term to maturity of brokered time deposits was 23 months. Certain of these brokered time deposits have provisions that allow for early redemption.

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
     Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $74 million and $21 million at June 30, 2009 and 2008, respectively, and $29 million at December 31, 2008. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.9 billion at each of June 30, 2009 and December 31, 2008, compared with $1.7 billion at June 30, 2008. M&T Bank also serves as remarketing agent for most of those bonds.
     The Company enters into contractual obligations in the normal course of business which require future cash payments. Such obligations include, among others, payments related to deposits, borrowings, leases and other contractual commitments. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further information relating to these commitments is provided in note 11 of Notes to Financial Statements.
     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at June 30, 2009 approximately $863 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 4 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at June 30, 2009 or at December 31, 2008.
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
     The accompanying table as of June 30, 2009 and December 31, 2008 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
Changes in interest rates	June 30, 2009	December 31, 2008
+200 basis points	$46,496	33,516
+100 basis points	24,869	9,726
-100 basis points	(17,866)	(33,281)
-200 basis points	(25,686)	(34,177)

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
     Changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. That impact is most notable on the values assigned to the Company’s investment securities. Information about the fair valuation of such securities is presented herein under the heading “Capital” and in notes 3 and 10 of Notes to Financial Statements.
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
     The notional amounts of interest rate contracts entered into for trading purposes totaled $14.9 billion at June 30, 2009, compared with $13.5 billion and $14.6 billion at June 30, 2008 and December 31, 2008, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $681 million, $973 million and $713 million at June 30, 2009, June 30, 2008 and December 31, 2008, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities totaled $495 million and $354 million, respectively, at June 30, 2009, $243 million and $148 million, respectively, at June 30, 2008, and $618 million and $521 million, respectively, at December 31, 2008. The rise in the fair value of both trading assets and trading liabilities at June 30, 2009 and December 31, 2008 as compared with June 30, 2008 was largely due to the impact of lower interest rates on the fair values of interest rate swap agreements held in the trading portfolio. Included in trading account assets were assets related to deferred compensation plans totaling $31 million at June 30, 2009, $43 million at June 30, 2008 and $33 million at December 31, 2008. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at June 30, 2009 were $35 million of liabilities related to deferred compensation plans, while at June 30, 2008 and at December 31, 2008, $45 million and $38 million, respectively, of such liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.
     Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions related to the Company’s trading activities. Additional information about the Company’s use of derivative financial instruments in its trading activities is included in note 9 of Notes to Financial Statements.
Provision for Credit Losses
The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the second quarter of 2009 was $147 million, compared with $100 million in the year-earlier quarter and $158 million in the first quarter of 2009. For the six-month periods ended June 30, 2009 and 2008, the provision for credit losses was $305 million and $160 million, respectively. The higher levels of the provision in the 2009 periods as compared with the 2008 periods reflect a pronounced downturn in the residential real estate market and the deteriorating state of the U.S. economy, which has been in recession since late-2007.
     As already noted, loans acquired in connection with the Provident transaction were recorded at fair value with no carry over of Provident’s previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at current interest rates. The excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. Subsequent decreases to the expected cash flows will require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Subsequent increases in expected cash flows will result in additional interest income to be recognized over the then remaining lives of the loans.
     Net loan charge-offs were $138 million in the second quarter of 2009, compared with $99 million in the year-earlier quarter and $100 million in the initial 2009 quarter. Net charge-offs as an annualized percentage of average loans and leases were 1.09% in the recent quarter, compared with .81% and .83% in the quarters ended June 30, 2008 and March 31, 2009, respectively. Net charge-offs for the six-month period ended June 30 aggregated $238 million in 2009 and $145 million in 2008, representing .96% and .59%, respectively, of average loans and leases. A summary of net charge–offs by loan type follows.

NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In thousands

	2009
			Year
	1st Qtr.	2nd Qtr.	to-date
Commercial, financial, etc.	$22,301	48,025	70,326
Real estate:
Commercial	22,399	27,511	49,910
Residential	19,702	31,460	51,162
Consumer	35,531	30,610	66,141

	$99,933	137,606	237,539

	2008
			Year
	1st Qtr.	2nd Qtr.	to-date
Commercial, financial, etc.	$4,377	20,284	24,661
Real estate:
Commercial	4,380	39,559	43,939
Residential	15,097	12,490	27,587
Consumer	21,961	26,888	48,849

	$45,815	99,221	145,036

     Net charge-offs of commercial loans and leases in the recent quarter reflect a $33 million partial charge-off of an unsecured loan to a single customer in the commercial real estate sector. That charge-off amount was determined by reference to bid prices for debt instruments issued by that customer. Included in net charge-offs of commercial real estate loans were net charge-offs of loans to residential homebuilders and developers of $17 million, $38 million and $22 million for the quarters ended June 30, 2009, June 30, 2008 and March 31, 2009, respectively. Included in net charge-offs of residential real estate loans were net charge-offs of Alt-A first mortgage loans of $14 million in the second quarter of 2009, compared with $10 million and $13 million during the quarters ended June 30, 2008 and March 31, 2009, respectively. Also reflected in residential real estate loan charge-offs were charge-offs of construction loans of $12 million in the second quarter of 2009, compared with $1 million in each of the quarters ended June 30, 2008 and March 31, 2009. That recent quarter increase reflected updated property appraisals and the delinquency status of the loans. It is the Company’s policy to charge off the excess of residential real estate loan balances over the net realizable value of the property collateralizing the loan when a loan is 150 days delinquent. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended June 30, 2009, June 30, 2008 and March 31, 2009, respectively, of: indirect automobile loans of $14 million, $11 million and $17 million; recreational vehicle loans of $6 million, $5 million and $7 million; and home equity loans and lines of credit, including Alt-A second lien loans, of $9 million in each of the those three-month periods. Including both first and second lien mortgages, net charge-offs of Alt-A loans totaled $16 million in each of the two most recent quarters, and $15 million for the quarter ended June 30, 2008.
     Nonaccrual loans totaled $1.1 billion or 2.11% of total loans and leases outstanding at June 30, 2009, compared with $568 million or 1.16% at June 30, 2008, $755 million or 1.54% at December 31, 2008, and $1.0 billion or 2.05% at March 31, 2009. Major factors contributing to the rise in nonaccrual loans from June 30, 2008 were an $83 million increase in residential real estate loans, a $124 million rise in loans to builders and developers of residential real estate, and a $204 million increase in commercial loans and leases. The continuing turbulence in the residential real estate market place has resulted in deteriorating real estate values and increased delinquencies, both for loans to consumers and loans to builders and developers of residential real estate. Additionally, the recessionary state of the U.S. economy has resulted in generally higher levels of nonaccrual loans. The rise in nonaccrual loans from December 31, 2008 to June 30, 2009 was largely due to a $27 million increase in residential real estate loans; a $129 million increase in commercial real estate loans, including a $76 million increase in loans to residential real estate builders and developers; and a $180 million increase in commercial loans, including $74 million to a single borrower that operates retirement communities.
     Accruing loans past due 90 days or more were $155 million or .29% of total loans and leases at June 30, 2009, compared with $94 million or .19% a year earlier, $159 million or .32% at December 31, 2008 and $143 million or .29% at March 31, 2009. Those loans included $144 million, $89 million, $114 million and $127 million at June 30, 2009, June 30, 2008, December 31, 2008 and March 31, 2009, respectively, of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government–related entities and totaled $138 million, $78 million, $108 million and $122 million at June 30, 2009, June 30, 2008, December 31, 2008 and March 31, 2009, respectively. Loans past due 90 days or more and accruing interest that were guaranteed by government-related entities also included foreign commercial and industrial loans supported by the Export-Import Bank of the United States that totaled $3 million at each of March 31 and June 30, 2009, compared with $10 million at June 30, 2008 and $5 million at December 31, 2008.
     Acquired impaired loans accounted for in accordance with Statement of Position 03-3 are also generally delinquent in payments, but the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $98 million at June 30, 2009, or approximately .2% of total loans.
     In an effort to assist borrowers, the Company modified the terms of select loans secured by residential real estate. The modified loans were largely from the Company’s portfolio of Alt-A loans and aggregated $259 million at June 30, 2009. Of that total, $107 million of such loans were included in nonaccrual loans at June 30, 2009. After a period of demonstrated performance, those loans may begin to accrue interest. The remaining $152 million of modified residential real estate loans have demonstrated payment capability consistent with the modified terms and, accordingly, were classified as renegotiated loans and were accruing interest at June 30, 2009. Loan modifications included such actions as the extension of loan maturity dates (generally from thirty to forty years) and the lowering of interest rates and monthly payments. The objective of the modifications was to increase loan repayments by customers and thereby reduce net charge-offs. In accordance with GAAP, the modified loans are included in impaired loans for purposes of determining the allowance for credit losses. Modified residential real estate loans totaled $162 million as of December 31, 2008, of which $93 million were in nonaccrual status and $69 million were classified as renegotiated loans and were accruing interest at that date.

     Commercial loans and leases classified as nonaccrual aggregated $294 million at June 30, 2009, $90 million at June 30, 2008, $114 million at December 31, 2008 and $236 million at March 31, 2009. The rise in such loans in 2009 reflects a $74 million relationship to a single borrower that operates retirement communities and a $48 million loan to a single customer in the commercial real estate sector.
     Nonaccrual commercial real estate loans totaled $448 million at June 30, 2009, $227 million at June 30, 2008, $319 million at December 31, 2008 and $396 million at March 31, 2009. The rise in such loans at June 30, 2009 as compared with the end of 2008’s second quarter includes the addition of $124 million of loans to residential homebuilders and developers, reflecting the impact of the downturn in the residential real estate market, including declining real estate values. The increase from the end of 2008 to June 30, 2009 was due, in part, to the net addition of $76 million of loans to residential homebuilders and developers. Information about the location of nonaccrual and charged–off loans to residential real estate builders and developers as of and for the three-month period ended June 30, 2009 is presented in the accompanying table.
RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

				Quarter ended
	June 30, 2009			June 30, 2009
		Nonaccrual		Net charge-offs
					Annualized
					percent of
			Percent of		average
	Outstanding		outstanding		outstanding
	balances	Balances	balances	Balances	balances
	(dollars in thousands)
New York	$611,465	$17,233	2.82%	$120	0.08%
Pennsylvania	249,338	7,198	2.89	—	—
Mid-Atlantic	982,941	188,668	19.19	15,806	8.30
Other	285,117	72,300	25.36	1,409	1.64

Total	$2,128,861	$285,399	13.41%	$17,335	3.47%

     Residential real estate loans classified as nonaccrual were $283 million at June 30, 2009, $200 million at June 30, 2008, $256 million at December 31, 2008 and $298 million at March 31, 2009. Declining property values and higher levels of delinquencies have contributed to the rise in residential real estate loans classified as nonaccrual and to the level of charge-offs, largely in the Company’s Alt-A loans. Included in residential real estate loans classified as nonaccrual were Alt-A loans, which totaled $124 million, $106 million, $125 million and $138 million at June 30, 2009, June 30, 2008, December 31, 2008 and March 31, 2009, respectively. Residential real estate loans past due 90 days or more and accruing interest totaled $138 million at June 30, 2009, compared with $78 million a year-earlier, and $108 million and $122 million at December 31, 2008 and March 31, 2009, respectively. A substantial portion of such amounts relate to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged–off residential real estate loans as of and for the quarter ended June 30, 2009 is presented in the accompanying table.
SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter ended
	June 30, 2009			June 30, 2009
		Nonaccrual		Net charge-offs
					Annualized
					percent of
			Percent of		average
	Outstanding		outstanding		outstanding
	balances	Balances	balances	Balances	balances
	(dollars in thousands)
Residential mortgages:
New York	$1,785,359	$33,770	1.89%	$909	.22%
Pennsylvania	595,820	11,469	1.92	317	.22
Mid-Atlantic	894,822	36,084	4.03	2,073	1.01
Other	1,215,954	53,075	4.36	2,686	.91

Total	$4,491,955	$134,398	2.99%	$5,985	.56%

Residential construction loans:
New York	$31,103	$1,444	4.64%	$630	7.60%
Pennsylvania	14,610	1,898	12.99	238	5.31
Mid-Atlantic	11,235	2,858	25.44	392	12.26
Other	88,138	18,521	21.01	10,345	40.56

Total	$145,086	$24,721	17.04%	$11,605	27.98%

Alt-A first mortgages:
New York	$116,411	$14,120	12.13%	$492	1.67%
Pennsylvania	32,242	2,443	7.58	79	.95
Mid-Atlantic	149,322	18,810	12.60	1,429	3.78
Other	536,759	88,872	16.56	11,870	8.59

Total	$834,734	$124,245	14.88%	$13,870	6.49%

Alt-A junior lien:
New York	$3,970	$402	10.13%	$75	7.44%
Pennsylvania	1,240	77	6.21	24	7.59
Mid-Atlantic	5,825	324	5.56	191	12.75
Other	23,325	2,688	11.52	1,627	26.69

Total	$34,360	$3,491	10.16%	$1,917	21.48%

First lien home equity loans:
New York	$51,793	$45	.09%	$60	.45%
Pennsylvania	289,987	1,935	.67	—	—
Mid-Atlantic	207,183	2,168	1.05	—	—
Other	4,038	49	1.21	—	—

Total	$553,001	$4,197	.76%	$60	.05%

First lien home equity lines:
New York	$669,811	$1,228	.18%	$120	.07%
Pennsylvania	457,539	796	.17	—	—
Mid-Atlantic	484,187	203	.04	—	—
Other	13,562	143	1.05	—	—

Total	$1,625,099	$2,370	.15%	$120	.03%

Junior lien home equity loans:
New York	$137,618	$1,103	.80%	$309	.85%
Pennsylvania	147,787	1,295	.88	11	.03
Mid-Atlantic	217,291	1,137	.52	1	—
Other	10,182	347	3.41	210	9.81

Total	$512,878	$3,882	.76%	$531	.47%

Junior lien home equity lines:
New York	$1,859,016	$10,052	.54%	$2,723	.59%
Pennsylvania	609,243	3,043	.50	339	.23
Mid-Atlantic	1,552,725	9,976	.64	2,969	.96
Other	84,041	1,012	1.20	303	1.57

Total	$4,105,025	$24,083	.59%	$6,334	.67%

     Nonaccruing consumer loans and leases totaled $86 million at the recent quarter-end, compared with $51 million a year earlier, $66 million at December 31, 2008 and $74 million at March 31, 2009. Included in nonaccrual consumer loans and leases at June 30, 2009, June 30, 2008, December 31, 2008 and March 31, 2009 were indirect automobile loans of $28 million, $17 million, $21 million and $26 million, respectively; recreational vehicle loans of $14 million, $11 million, $14 million and $14 million, respectively; and outstanding balances of home equity loans and lines of credit, including Alt-A second lien loans, of $38 million, $20 million, $29 million and $32 million, respectively. Information about the location of nonaccrual and charged–off home equity loans and lines of credit as of and for the quarter ended June 30, 2009 is presented in the accompanying table.
     Real estate and other foreclosed assets were $90 million at June 30, 2009, compared with $53 million at June 30, 2008 and $100 million at each of December 31, 2008 and March 31, 2009. The increases from June 30, 2008 resulted from additions related to residential real estate development projects. At June 30, 2009 the Company’s holding of residential real estate-related properties comprised 81% of foreclosed assets.
     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA
Dollars in thousands

	2009 Quarters		2008 Quarters
	Second	First	Fourth	Third	Second
Nonaccrual loans	$1,111,423	1,003,987	755,397	688,214	568,460
Real estate and other foreclosed assets	90,461	100,270	99,617	85,305	52,606

Total nonperforming assets	$1,201,884	1,104,257	855,014	773,519	621,066

Accruing loans past due 90 days or more(a)	$155,125	142,842	158,991	96,206	93,894

Renegotiated loans	$170,950	130,932	91,575	21,804	18,905

Purchased impaired loans(b):
Outstanding customer balance	$170,400	—	—	—	—
Carrying amount	97,730	—	—	—	—

Government guaranteed loans included in totals above:
Nonaccrual loans	$38,075	38,460	32,506	30,075	24,658
Accruing loans past due 90 days or more	143,886	127,237	114,183	89,945	89,163

Nonaccrual loans to total loans and leases, net of unearned discount	2.11%	2.05%	1.54%	1.41%	1.16%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	2.28%	2.25%	1.74%	1.59%	1.26%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.29%	.29%	.32%	.20%	.19%

(a)	Predominantly residential mortgage loans.

(b)	Held for investment and accounted for in accordance with SOP 03-3.

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
     Management cautiously and conservatively evaluated the allowance for credit losses as of June 30, 2009 in light of (i) lower residential real estate values and higher levels of delinquencies of residential real estate loans; (ii) the declining pace of economic growth in many of the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company. Considerable concerns exist about the economic downturn in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; rising private sector layoffs and unemployment, which has caused consumer spending to slow; the underlying impact on businesses’ operations and abilities to repay loans as consumer spending slowed; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and reduced domestic automobile sales. The U.S. economy has been in recession since late-2007, however, as compared with other areas of the country, the impact of deteriorating national market conditions was not as pronounced on borrowers in the traditionally slower growth or stagnant regions of upstate New York and central Pennsylvania. Approximately two-thirds of the Company’s loans are to customers in New York State and Pennsylvania, including a large portion to customers in upstate New York and central Pennsylvania. Home prices in upstate New York and central Pennsylvania increased in 2008, in sharp contrast to steep declines in values in other regions of the country. Therefore, despite the conditions, as previously described, the most severe credit issues experienced by the Company have been centered around residential real estate, including loans to builders and developers of residential real estate in areas other than New York State and Pennsylvania. In response, throughout 2008 and 2009 the Company has conducted detailed reviews of all loans to residential real estate builders and developers that exceeded $2.5 million. Those credit reviews often resulted in adjustments to loan grades and, if appropriate, commencement of intensified collection efforts, including foreclosure. With regard to residential real estate loans, with special emphasis on the portfolio of Alt-A mortgage loans, the Company expanded its collections and loan work-out staff and further refined its loss identification and estimation techniques by reference to loan performance and house price depreciation data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. During the first two quarters of 2009, the Company has also experienced increases in nonaccrual commercial loans, largely the result of a small number of large relationships.
     Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers generally, such as those described above, but also residential and commercial real estate valuations, in particular, given the size of the real estate loan portfolios. Reflecting the factors and conditions as described herein, through June 30, 2009 the more significant increases in nonaccrual loans and net charge-offs of real estate-related loans have been in the Company’s portfolios of residential real estate loans, including second lien Alt-A mortgage loans, and commercial real estate loans, including loans to builders and developers of residential real estate. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, and general economic conditions affecting consumers.
     Management believes that the allowance for credit losses at June 30, 2009 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $855 million, or 1.62% of total loans and leases at June 30, 2009, compared with $774 million or 1.58% a year earlier, $788 million or 1.61% at December 31, 2008 and $846 million or 1.73% at March 31, 2009. The decline in the ratio of the allowance to total loans from March 31 to June 30, 2009 reflects the addition of $4.0 billion of loans obtained in the acquisition of Provident that have been recorded at estimated fair value that is based on estimated future cash flows expected to be received on those loans. As a result, and as required by GAAP, there was no carry over of the allowance previously recorded by Provident. The allowance for credit losses at June 30, 2009 as a percentage of the Company’s legacy loans (that is, total loans excluding loans acquired in the Provident transaction on May 23, 2009) was 1.76%. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans was 77% at June 30, 2009, compared with 136% a year earlier, 104% at December 31, 2008 and 84% at March 31, 2009. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.
Other Income
Other income totaled $272 million in the second quarter of 2009, little changed from $271 million in the year-earlier quarter, but 17% higher than $232 million in the first quarter of 2009. Reflected in such income were net losses on investment securities (including other-than-temporary impairment losses), which totaled to $24 million in the recent quarter, $5 million in the second quarter of 2008 and $32 million in the first quarter of 2009. Other-than-temporary impairment charges of $25 million were recognized in the recent quarter related to certain of the Company’s privately issued CMOs and CDOs. In the initial 2009 quarter, other-than-temporary impairment losses of $32 million were recorded on certain of the Company’s privately issued CMO holdings, and in the second quarter of 2008, other-than-temporary impairment losses of $6 million were recorded on one privately issued CMO. Excluding gains and losses on bank investment securities (including other-than-temporary impairment losses), other income aggregated $296 million in the second quarter of 2009, compared with $277 million and $264 million in the second quarter of 2008 and first quarter of 2009, respectively. Contributing to the rise in such income from the year-earlier period were significantly higher residential mortgage banking revenues and lower losses relating to M&T’s pro-rata portion of the operating results of Bayview Lending Group LLC (“BLG”). Partially offsetting those positive factors were declines in trust income and fees for providing brokerage services, each largely due to depressed market conditions. As compared with 2009’s first quarter, higher service charges on deposit accounts, trading account and foreign exchange gains, credit-related fees and insurance income were significant contributors to the recent quarter’s higher level of other income.
     Mortgage banking revenues were $53 million in the recent quarter, up 39% from $38 million in the corresponding quarter of 2008, but down 6% from $56 million in the initial quarter of 2009. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the U.S. Department of Housing and Urban Development.
     Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $42 million in the recent quarter, compared with $27 million in the year-earlier period and $48 million in the first quarter of 2009. The significantly higher revenues in the two most recent quarters as compared with the second quarter of 2008 were attributable to sharply higher origination activity, due predominantly to refinancing of loans by consumers in response to relatively low interest rates, and wider margins associated with that activity. The decline in residential mortgage banking revenues in the recent quarter as compared with the first quarter of 2009 was due, in part, to the impact of a higher interest rate environment for residential mortgage loans in the latter part of the recent quarter.
     Residential mortgage loans originated for sale to other investors were approximately $1.8 billion in the recent quarter, compared with $1.2 billion and $1.7 billion during the three-month periods ended June 30, 2008 and March 31, 2009, respectively. Residential mortgage loans sold to investors totaled $1.9 billion in 2009’s second quarter, compared with $1.3 billion in each of the second quarter of 2008 and the first quarter of 2009. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $20 million in the recent quarter, compared with gains of $6 million in the second quarter of 2008 and $27 million in the first quarter of 2009. Revenues from servicing residential mortgage loans for others were $21 million in the recent quarter, compared with $20 million in each of the quarters ended June 30, 2008 and March 31, 2009. Included in servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans which totaled $8 million in the recent quarter, compared with $7 million in each of the second quarter of 2008 and the initial 2009 quarter.

     Residential mortgage loans serviced for others totaled $21.2 billion at June 30, 2009, compared with $21.0 billion at each of June 30, 2008 and March 31, 2009, including the small balance commercial mortgage loans noted above of approximately $5.8 billion at each of June 30, 2009 and 2008, and $5.9 billion at March 31, 2009. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $148 million at June 30, 2009, compared with $173 million a year earlier, $139 million at March 31, 2009 and $143 million at December 31, 2008. The valuation allowance for possible impairment of residential mortgage servicing assets totaled $4 million, $2 million, $17 million and $22 million at June 30, 2009, June 30, 2008, March 31, 2009 and December 31, 2008, respectively. Included in capitalized residential mortgage servicing assets were $49 million at June 30, 2009, $64 million at June 30, 2008, $53 million at March 31, 2009 and $58 million at December 31, 2008 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Servicing rights for the small balance commercial mortgage loans were purchased from BLG or its affiliates. In addition, at June 30, 2009, capitalized servicing rights included $22 million for servicing rights for $4.3 billion of residential real estate loans that were purchased from affiliates of BLG. Additional information about the Company’s relationship with BLG and its affiliates is provided in note 13 of Notes to Financial Statements.
     Loans held for sale that are secured by residential real estate totaled $720 million at June 30, 2009, $612 million at June 30, 2008 and $352 million at December 31, 2008. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $1.3 billion and $910 million, respectively, at June 30, 2009, $671 million and $477 million, respectively, at June 30, 2008, and $898 million and $871 million, respectively, at December 31, 2008. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $21 million at June 30, 2009 and $6 million at December 31, 2008, respectively, compared with net unrealized losses of $5 million at June 30, 2008. Changes in such net unrealized losses are recorded in mortgage banking revenues and resulted in net decreases in revenues of $1 million and $3 million in the recent quarter and in the second quarter of 2008, respectively, compared with a net increase of $15 million in the first quarter of 2009.
     Commercial mortgage banking revenues were $11 million in each of the second quarters of 2009 and 2008, respectively, and $8 million in the first quarter of 2009. Included in such amounts were revenues from loan origination and sales activities of $8 million in each of the second quarters of 2009 and 2008 and $5 million in the initial 2009 quarter. Commercial mortgage loan servicing revenues were $3 million in each of the second quarters of 2009 and 2008 and the first quarter of 2009. Capitalized commercial mortgage servicing assets totaled $28 million and $23 million at June 30, 2009 and 2008, respectively, and $26 million at December 31, 2008. Commercial mortgage loans serviced for other investors totaled $6.9 billion, $5.9 billion and $6.4 billion at June 30, 2009, June 30, 2008 and December 31, 2008, respectively, and included $1.2 billion, $1.1 billion and $1.2 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $156 million and $75 million, respectively, at June 30, 2009, $109 million and $68 million, respectively, at June 30, 2008 and $408 million and $252 million, respectively, at December 31, 2008. Commercial mortgage loans held for sale at June 30, 2009 and 2008 were $81 million and $41 million, respectively, and $156 million at December 31, 2008.
     Service charges on deposit accounts aggregated $112 million in the second quarter of 2009, compared with $110 million in the year-earlier quarter and $101 million in the first quarter of 2009. Reflected in the recent quarter’s total were $6 million of deposit service charges from the Provident transaction. The remaining increase from the immediately preceding quarter related to consumer deposit service charges and was due, in part, to lower seasonal volume levels typically experienced in the first quarter of each year. Excluding the Provident impact, the decline from the year-earlier quarter reflects lower consumer service charges related to overdraft fees. Trust income totaled $32 million in the second quarter of 2009, compared with $40 million and $35 million in last year’s second quarter and the first quarter of 2009, respectively. The declines in trust income in the two most recent quarters as compared with the second quarter of 2008 were largely attributable to lower fees for providing services that are based on market values of assets under administration. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $13 million and $17 million in the second quarters of 2009 and 2008, respectively, compared with $15 million in the first quarter of 2009. Trading account and foreign exchange activity resulted in gains of $8 million and $7 million during the second quarters of 2009 and 2008, respectively, and $1 million in the initial 2009 quarter. The higher revenues in the second quarters of 2009 and 2008 as compared with the initial 2009 quarter were largely attributable to improved investment performance of assets held in conjunction with deferred compensation arrangements.
     Including other-than-temporary impairment losses, during the second quarter of 2009, the Company recognized losses on investment securities of $24 million, compared with losses of $5 million in the year-earlier quarter and losses of $32 million in the first quarter of 2009. Other-than-temporary impairment charges of $25 million, $6 million and $32 million were recorded in the quarters ended June 30, 2009, June 30, 2008 and March 31, 2009, respectively. Each reporting period, the Company reviews its investment securities for other-than-temporary impairment. For equity securities, such as the Company’s investment in the preferred stock of Fannie Mae and Freddie Mac, the Company considers various factors to determine if the decline in value is other than temporary, including the duration and extent of the decline in value, the factors contributing to the decline in fair value, including the financial condition of the issuer as well as the conditions of the industry in which it operates, and the prospects for a recovery in fair value of the equity security. For debt securities, the Company analyzes the creditworthiness of the issuer or reviews the credit performance of the underlying collateral supporting the bond. For debt securities backed by pools of loans, such as privately issued mortgage-backed securities, the Company estimates the cash flows of the underlying loan collateral using forward-looking assumptions of default rates, loss severities and prepayment speeds. Estimated collateral cash flows are then utilized to estimate bond-specific cash flows to determine the ultimate collectibility of the bond. If the present value of the cash flows indicates that the Company should not expect to recover the entire amortized cost basis of a bond or if the Company intends to sell the bond or it more likely than not will be required to sell the bond before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized. If an other-than-temporary impairment loss is deemed to have occurred, the investment security’s cost basis is adjusted, as appropriate for the circumstances, by the amount of loss being recognized in the consolidated statement of income.
     M&T’s pro-rata share of the operating results of BLG in the recent quarter was a loss of $207 thousand, compared with losses of $13 million in the second quarter of 2008 and $4 million in the first 2009 quarter. The operating losses of BLG in the respective quarters resulted from the disruptions in the commercial mortgage-backed securities market and reflected losses from loan securitization and sales activities, lower values ascribed to loans held for sale, and costs associated with severance and certain lease terminations incurred by BLG as it downsized its operations. Despite the credit and liquidity disruptions that began in 2007, BLG had been successfully securitizing and selling significant volumes of small-balance commercial real estate loans until the first quarter of 2008. In response to the illiquidity in the marketplace since that time, BLG reduced its originations activities, scaled back its workforce and made use of its contingent liquidity sources. In addition to BLG’s mortgage origination and sales activities, BLG also is entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and from asset management and other services provided by its affiliates. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings. Nevertheless, if BLG is not able to realize sufficient cash flows for the benefit of M&T, the Company may be required to recognize an other-than-temporary impairment charge in a future period for some portion of the $267 million book value of its investment in BLG.
     Other revenues from operations totaled $77 million in each of the second quarters of 2009 and 2008, compared with $59 million in the first quarter of 2009. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $28 million and $25 million in the second quarter of 2009 and 2008, respectively, and $21 million in the first quarter of 2009. The higher fees recognized during the recent quarter as compared with the initial quarter of 2009 reflect increased loan syndication fees. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $13 million in the second quarter of 2009, $11 million in the year-earlier quarter and $10 million in the first quarter of 2009. Revenues from merchant discount and credit card fees were $10 million in each of the three-month periods ended June 30, 2009, June 30, 2008 and March 31, 2009. Insurance-related sales commissions and other revenues totaled $12 million in the second quarter of 2009 compared with $8 million in the similar 2008 quarter and $6 million in the first quarter of 2009. The rise in such fees in 2009’s second quarter as compared with the first three months of 2009 resulted from higher reinsurance premiums earned. As compared with the second quarter of 2008, gains realized on sales of leased equipment declined in the recent quarter, partially offsetting the noted increases to other revenues from operations.
     Other income declined 14% to $504 million in the first six months of 2009 from $584 million in the first half of 2008. That decline was predominantly the result of gains and losses on bank investment securities (including other-than-temporary impairment losses), which totaled to a loss of $56 million in the first half of 2009, compared with a net gain of $28 million in the first half of 2008. Excluding gains and losses from bank investment securities (including other-than-temporary impairment losses), other income aggregated $560 million and $556 million for the six-month periods ended June 30, 2009 and 2008, respectively. Increases in mortgage banking revenues and lower losses from M&T’s investment in BLG were largely offset by declines in revenues from providing trust, loan syndication and brokerage services, as well as lower gains realized on sales of leased equipment in the recent quarter.
     Mortgage banking revenues were $109 million for the six-month period ended June 30, 2009, 40% above $78 million in the year-earlier period. Residential mortgage banking revenues increased to $90 million in the first two quarters of 2009 from $60 million in the first half of 2008. Residential mortgage loans originated for sale to other investors during the first six months of 2009 totaled $3.5 billion, compared with $2.4 billion in the similar 2008 period. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized unrealized gains and losses on residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $47 million and $17 million during the six-month periods ended June 30, 2009 and 2008, respectively.

     Revenues from servicing residential mortgage loans for others were $41 million and $40 million for the first half of 2009 and 2008, respectively. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small balance commercial mortgage loans of $15 million and $14 million for the first six months of 2009 and 2008, respectively. Commercial mortgage banking revenues totaled $19 million during each of the first six months of 2009 and 2008.
     Service charges on deposit accounts totaled $214 million during each of the six-month periods ended June 30, 2009 and 2008. Trust income decreased 17% to $67 million from $81 million a year earlier, and brokerage services income declined 12% to $29 million during the first six months of 2009 from $33 million in the similar 2008 period. The declines in trust and brokerage services income were largely attributable to lower fees for providing services that are tied to the performance of bond and equity markets. Trading account and foreign exchange activity resulted in gains of $9 million and $11 million for the six-month periods ended June 30, 2009 and 2008, respectively. M&T’s investment in BLG resulted in losses of $4 million and $14 million for the six months ended June 30, 2009 and 2008, respectively. Investment securities gains and losses totaled to a loss of $56 million for the first half of 2009, compared with net gains of $28 million for the six-month period ended June 30, 2008. Included in those amounts were other-than-temporary impairment losses of $57 million and $6 million during the first two quarters of 2009 and 2008, respectively. During the first six months of 2008, a $33 million gain was recognized from the mandatory redemption of common shares of Visa. Other revenues from operations were $137 million in the first six months of 2009 and $153 million in the similar 2008 period. Included in other revenues from operations during the six-month periods ended June 30, 2009 and 2008 were letter of credit and other credit-related fees of $49 million and $54 million, respectively, income from bank owned life insurance of $23 million in each period, merchant discount and credit card fees of $20 million and $19 million, respectively, and insurance-related sales commissions and other revenues of $18 million in each respective period. Also contributing to the decline in other revenues from operations in the first six months of 2009 as compared with the first half of 2008 were lower gains realized from sales of leased equipment.
Other Expense
Other expense totaled $564 million in the second quarter of 2009, up 34% from $420 million in the year-earlier quarter and 29% above $438 million in the initial quarter of 2009. Included in the amounts noted above are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $15 million in the two most recent quarters, and $17 million in the second quarter of 2008, and merger-related expenses of $66 million and $2 million in the three-month periods ended June 30, 2009 and March 31, 2009, respectively. There were no merger-related expenses in the second quarter of 2008. Exclusive of these nonoperating expenses, noninterest operating expenses totaled $482 million in the recent quarter, compared with $403 million in the year-earlier quarter and $421 million in the first quarter of 2009. The major factor in the higher level of operating expenses in the recent quarter as compared with the second quarter of 2008 and the first quarter of 2009 was increased deposit insurance costs, including the special assessment levied on financial institutions by the FDIC. Also contributing to the higher level of operating expenses was the impact of the operations acquired from Provident and increased expenses related to the foreclosure process for residential real estate properties.
     Other expense for the first two quarters of 2009 aggregated $1.0 billion, up 19% from $845 million in the corresponding period of 2008. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $31 million and $35 million in the first six months of 2009 and 2008, respectively, and merger-related expenses of $69 million and $4 million in those respective periods. Exclusive of these nonoperating expenses, noninterest operating expenses for the six-month period ended June 30, 2009 increased 12% to $903 million from $807 million in the similar 2008 period. The most significant factor for that increase was higher deposit insurance costs in 2009. Also contributing to the increase were costs associated with the acquired operations of Provident and higher foreclosure-related costs. Table 2 provides a reconciliation of other expense to noninterest operating expense.
     Salaries and employee benefits expense totaled $250 million in the recent quarter, compared with $236 million in the second quarter of 2008 and $249 million in the first quarter of 2009. As detailed in table 2, merger-related salaries and benefits costs were $9 million in the recent quarter. Those expenses consisted predominantly of severance expense for Provident employees. The remaining 2% increase in salaries and benefits expense as compared with the second 2008 quarter was attributable to the acquired operations of Provident. Exclusive of the recent quarter’s merger-related expenses, salaries and benefits expense was down $8 million from the initial 2009 quarter. Lower incentive compensation and related benefits costs more than offset the additional expenses from the Provident transaction. Salaries and employee benefits expense were $499 million and $488 million in the first six months of 2009 and 2008, respectively. Exclusive of merger-related expenses, salaries and employee benefits expense rose 1% to $491 million in the first half of 2009 from $488 million in the corresponding 2008 period. That increase reflects the impact of operations associated with the Provident transaction.
     As required by GAAP, the Company has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarters of 2009 and 2008 included $9 million and $8 million, respectively, that would have been recognized over the normal four-year vesting period if not for the accelerated expense recognition provisions of GAAP. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and benefits expense included stock-based compensation of $11 million, $10 million and $22 million during the quarters ended June 30, 2009, June 30, 2008 and March 31, 2009, and $33 million and $29 million for the six-month periods ended June 30, 2009 and 2008, respectively. The number of full-time equivalent employees was 14,187 at June 30, 2009, 13,052 at June 30, 2008, 12,978 at December 31, 2008 and 12,944 at March 31, 2009. The rise in full-time equivalent employees from March 31 to June 30, 2009 resulted from the acquisition of Provident.
     Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $241 million in the recent quarter, compared with $167 million in the second quarter of 2008 and $171 million in the initial three months of 2009. On the same basis, such expenses were $412 million and $319 million during the first six months of 2009 and 2008, respectively. The rise in nonpersonnel operating expenses in 2009’s second quarter as compared with the year-earlier quarter and 2009’s initial quarter was due largely to higher deposit insurance costs, including the FDIC’s special assessment as of June 30, 2009 of $33 million. In total, during the three- and six-month periods ended June 30, 2009, deposit insurance expense aggregated $50 million and $55 million, respectively. During the three- and six-month periods ended June 30, 2008, deposit insurance expense totaled $2 million and $3 million, respectively. Also contributing to the higher level of expenses in the recent quarter were increased expenses related to foreclosed residential real estate properties, including write-downs of the carrying values of some properties resulting from lower appraised values. In comparison to the second quarter of 2008 and first quarter of 2009, expenses associated with foreclosed real estate increased in the recent quarter by $19 million and $21 million, respectively. Similarly, those expenses in the first half of 2009 were $20 million higher than in the corresponding 2008 period. During the recent quarter, there was a $13 million reversal of a portion of the valuation allowance for capitalized residential mortgage servicing rights, compared with partial reversals of such allowance of $9 million and $5 million in the second quarter of 2008 and the first quarter of 2009, respectively. Partial reversals of that allowance aggregated $18 million and $5 million during the first half of 2009 and 2008, respectively. Also contributing to the rise in nonpersonnel operating expenses in the first half of 2009 as compared with 2008 were higher costs for professional services and the previously described $15 million reversal of the Visa contingency accrual during the first quarter of 2008. Furthermore, the higher level of nonpersonnel operating expenses in the second quarter and first half of 2009 reflects the impact of the operations obtained in the Provident transaction.
     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 60.0% during the recent quarter, compared with 52.4% during the year-earlier quarter and 58.7% in the first quarter of 2009. The efficiency ratios for the six-month periods ended June 30, 2009 and 2008 were 59.4% and 52.6%, respectively. Noninterest operating expenses used in calculating the efficiency ratio do not include the acquisition-related costs and amortization of core deposit and other intangible assets noted earlier, but do reflect the previously mentioned amounts associated with the FDIC special assessment and the Visa Covered Litigation. If charges for amortization of core deposit and other intangible assets were included, the efficiency ratio for the three-month periods ended June 30, 2009, June 30, 2008 and March 31, 2009 would have been 61.9%, 54.6% and 60.8%, respectively, and for the six-month periods ended June 30, 2009 and 2008 would have been 61.4% and 54.9%, respectively.
Income Taxes
The provision for income taxes for the second quarter of 2009 was $11 million, compared with $78 million and $20 million in the second quarter of 2008 and first quarter of 2009, respectively. The effective tax rates were 18.1%, 32.7% and 23.4% for the quarters ended June 30, 2009, June 30, 2008 and March 31, 2009, respectively. For the first six months of 2009 and 2008, the provision for income taxes totaled $31 million and $181 million, respectively, and the effective tax rates were 21.1% and 33.4%, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items. For example, although the merger-related expenses incurred during the recent quarter are predominantly deductible for purposes of computing income tax expense, those charges had an impact on the effective tax rate because they lowered pre-tax income relative to the amounts of tax-exempt income and other permanent differences that impact the effective tax rate.
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

Capital
Stockholders’ equity was $7.4 billion at June 30, 2009, representing 10.58% of total assets, compared with $6.5 billion or 9.89% of total assets a year earlier and $6.8 billion or 10.31% at December 31, 2008. Included in stockholders’ equity at June 30, 2009 and December 31, 2008 was $600 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and warrants to purchase M&T common stock issued on December 23, 2008 as part of the U.S. Treasury Capital Purchase Program. Provident also participated in the U.S. Treasury Capital Purchase Program in November 2008. As a result, Provident’s $151.5 million of preferred stock related thereto was converted to M&T Fixed Rate Cumulative Preferred Stock, Series C, with warrants to purchase M&T common stock. The holder of the Series A and Series C preferred stock is entitled to cumulative cash dividends of 5% per annum for five years after the date of initial issuance and 9% per annum thereafter, payable quarterly in arrears. That preferred stock is redeemable at the option of M&T, subject to regulatory approval. M&T also obtained another series of preferred stock as part of the Provident acquisition that was converted to $26.5 million of M&T Series B Mandatory Convertible Non-Cumulative Preferred Stock, liquidation preference of $1,000 per share. The 26,500 shares of the Series B Preferred Stock will automatically convert into 433,148 shares of M&T common stock on April 1, 2011. The Series B Preferred Stock pays dividends at a rate of 10% per annum on the liquidation preference of $1,000 per share, payable quarterly in arrears. The estimated fair values ascribed to the preferred stock and warrants to purchase common stock of M&T associated with the acquisition of Provident were $156 million and $6 million, respectively, on the May 23, 2009 acquisition date.
     Common stockholders’ equity was $6.7 billion, or $56.51 per share, at June 30, 2009, compared with $6.5 billion, or $59.12 per share, at June 30, 2008 and $6.2 billion, or $56.29 per share, at December 31, 2008. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $25.17 at the end of the second quarter of 2009, compared with $28.50 a year earlier and $25.94 at December 31, 2008. A reconciliation of total common stockholders’ equity and tangible common equity as of each of those respective dates is presented in table 2.
     Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on available-for-sale investment securities, gains or losses associated with interest rate swap agreements designated as cash flow hedges, and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on available-for-sale investment securities, net of applicable tax effect, were $407 million, or $3.45 per common share, at June 30, 2009, compared with similar losses of $272 million, or $2.46 per common share, at June 30, 2008 and $557 million, or $5.04 per common share, at December 31, 2008. Such unrealized losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale, including the remaining unamortized unrealized losses on investment securities that have been transferred to held to maturity.
     Reflected in net unrealized losses at June 30, 2009 were pre-tax effect unrealized losses of $708 million on available-for-sale investment securities with an amortized cost of $2.4 billion and pre-tax effect unrealized gains of $139 million on securities with an amortized cost of $5.1 billion. The pre-tax effect unrealized losses reflect $586 million of losses on $2.8 billion of privately issued mortgage-backed securities considered Level 3 valuations and $87 million of losses on $236 million of trust preferred securities issued by financial institutions generally considered Level 2 valuations.

     The Company’s privately issued mortgage-backed securities classified as available for sale are generally collateralized by prime and Alt-A residential mortgage loans as depicted in the accompanying table. Information in the table is as of June 30, 2009. As with any accounting estimate or other data, changes in fair values and investment ratings may occur at any time.
PRIVATELY ISSUED MORTGAGE-BACKED SECURITIES CLASSIFIED AS AVAILABLE FOR SALE (a)

				As a percentage of
			Net	carrying value
	Amortized	Fair	unrealized	AAA	Investment	Senior
Collateral type	cost	value	gains(losses)	rated	grade	tranche
	(in thousands)
Residential mortgage loans
Prime – Fixed	$456,776	447,999	(8,777)	91%	97%	99%
Prime – Hybrid ARMs	1,942,849	1,530,213	(412,636)	27	72	94
Prime – Other	112,043	103,250	(8,793)	75	96	68
Alt-A – Fixed	11,912	12,173	261	17	21	83
Alt-A – Hybrid ARMs	277,078	144,333	(132,745)	14	67	70
Alt-A – Option ARMs	5,941	511	(5,430)	—	—	—
Other	5,314	3,279	(2,035)	—	90	10

Subtotal	2,811,913	2,241,758	(570,155)	41	77	92

Commercial mortgage loans	37,124	23,018	(14,106)	100	100	100

Total	$2,849,037	2,264,776	(584,261)	41%	78%	92%

(a)	All information is as of June 30, 2009.
     Due to the severe disruption in the credit markets during the second half of 2008 and continuing into 2009, trading activity for privately issued mortgage-backed securities was dramatically reduced. In estimating values for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Because of the inactivity and the lack of observable valuation inputs, the Company transferred $2.2 billion of its privately issued mortgage-backed securities portfolio from Level 2 to Level 3 valuations in the third quarter of 2008. The remaining portion of its portfolio of privately issued mortgage-backed securities had already been classified as Level 3. To assist in the determination of fair value for its privately issued mortgage-backed securities, the Company engaged two independent pricing sources at June 30, 2009 and December 31, 2008. In determining fair value of those securities at December 31, 2008, in general, the Company averaged the results obtained from the independent sources. In April 2009, the Financial Accounting Standards Board (“FASB”) provided guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. In consideration of the new FASB guidance, the Company performed internal modeling to estimate the cash flows and fair value of 149 of its privately issued residential mortgage-backed securities with an amortized cost basis of $2.2 billion at June 30, 2009. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds. In estimating those cash flows, the Company used conservative assumptions as to future delinquency, default and loss rates in order to mitigate exposure that might be attributable to the risk that actual future credit losses could exceed assumed credit losses. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities. To determine the most representative fair value for each of the 149 bonds under current market conditions, M&T computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. Weightings applied to internal model valuations were generally dependent on bond structure and collateral type, with prices for bonds in non-senior tranches generally receiving lower weightings on the internal model results and greater weightings of the valuation data provided by the independent pricing sources. As a result, certain valuations of privately issued residential mortgage-backed securities were determined by reference to independent pricing sources without adjustment. The average weight placed on internal model valuations was 36%, compared with a 64% weighting on valuations provided by the independent sources. Generally, the range of weights placed on internal valuations was between 0% and 40%. The impact of relying on the guidance provided by the FASB and using an internal valuation modeling technique was to increase accumulated other comprehensive income at June 30, 2009 by $140 million ($230 million pre-tax). Further information concerning the Company’s valuations of privately issued mortgage-backed securities can be found in note 10 of Notes to Financial Statements.
     For the quarter ended June 30, 2009 the Company recognized $25 million (pre-tax) of other-than-temporary impairment losses related to privately issued residential mortgage-backed securities with an amortized cost basis (before impairment charge) of $158 million and securities backed by trust preferred securities issued by financial institutions with an amortized cost basis (before impairment charge) of $8 million. Those other-than-temporary impairment losses were determined in accordance with the FASB Staff Position No. FAS 115-2 and FAS 124-2 (“FSP 115-2”) and, therefore, reflect the estimated credit losses on the impaired securities. The other-than-temporary impairment losses recognized in the consolidated statement of income were net of $46 million and $5 million of unrealized losses for the same respective securities resulting from other factors that have been reflected in accumulated other comprehensive income. Despite rising levels of delinquencies and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of individual bonds, the Company has concluded that as of June 30, 2009 its remaining privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in the remainder of 2009 and later years that could impact the Company’s conclusions. Management has modeled cash flows from privately issued mortgage-backed securities under various scenarios and has concluded that even if home price depreciation and current delinquency trends persist for an extended period of time, the Company’s principal losses on its privately issued mortgage-backed securities would be substantially less than their current fair valuation losses.
     As of June 30, 2009, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that additional other-than-temporary impairment charges were not appropriate at June 30, 2009. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is where fair value is less than the cost basis of the security. The Company intends to closely monitor the performance of the privately issued mortgage-backed securities and other securities to assess if changes in their underlying credit performance or other events cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and stockholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and stockholders’ equity.
     Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $174 million at each of June 30, 2009 and December 31, 2008, or $1.47 and $1.58 per common share at those respective dates, and $47 million, or $.43 per common share, at June 30, 2008. The increase in such adjustment at June 30, 2009 and December 31, 2008 as compared with June 30, 2008 was predominantly the result of actual investment performance of assets held by the Company’s qualified pension plan being significantly worse than that assumed for actuarial purposes. During the recent quarter, the Company contributed 900,000 shares of M&T common stock having a then fair value of $44 million to the Company’s qualified defined benefit pension plan. Those shares were issued from previously held treasury stock.
     Cash dividends paid on M&T’s common stock during the quarter ended June 30, 2009 totaled $82 million, compared with $77 million and $78 million in the quarters ended June 30, 2008 and March 31, 2009, respectively, and represented a quarterly dividend payment of $.70 per common share in each of those quarters. Common stock dividends during the six-month periods ended June 30, 2009 and 2008 were $160 million and $154 million, respectively. A cash dividend of $7.5 million, or $12.50 per share, was paid in the second quarter of 2009 to the U.S. Treasury on M&T’s Series A Preferred Stock, issued on December 23, 2008, compared with a similar dividend of $4 million, or $7.22 per share, during the first quarter of 2009.
     The Company did not repurchase any shares of its common stock during 2008 or the first half of 2009.
     Federal regulators generally require banking institutions to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “Tier 1 leverage” ratio guideline of 3% of the quarterly average of total assets. As of June 30, 2009, Tier 1 capital included trust preferred securities of $1.1 billion as described in note 4 of Notes to Financial Statements and total capital further included subordinated capital notes of $1.6 billion.
     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A., as of June 30, 2009 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS
June 30, 2009

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Tier 1 capital	8.17%	7.19%	19.52%
Total capital	11.87%	10.94%	19.84%
Tier 1 leverage	8.38%	7.36%	19.01%
Segment Information
As required by GAAP, the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 12 of Notes to Financial Statements.
     The Business Banking segment recorded net income of $31 million in the second quarter of 2009, compared with $30 million in each of the quarters ended June 30, 2008 and March 31, 2009. As compared with the second quarter of 2008, higher net interest income of $12 million, largely the result of increased deposit balances of $829 million and a 30 basis point widening of the net interest margin on loans, was mostly offset by a $9 million increase in noninterest expenses, reflecting a $5 million increase in deposit insurance expense. Approximately one-third of the increase in net interest income was due to the impact of the Provident acquisition. As compared with the first quarter of 2009, a $9 million increase in net interest income in the recent quarter, resulting from higher average deposit balances of $457 million and a 22 basis point widening of the net interest margin on loans, was largely offset by an $8 million increase in noninterest expenses, due in part to a $4 million rise in deposit insurance expense. Nearly one-half of the rise in net interest income resulted from the Provident transaction. Net income for this segment aggregated $61 million in the six-month period ended June 30, 2009, compared with $62 million in the first half of 2008. The slight decline in net income resulted from higher noninterest expenses of $11 million, reflecting a $6 million increase in deposit insurance expense, partially offset by a $10 million rise in net interest income. The increase in net interest income reflects the impact of higher average deposit and loan balances of $640 million and $274 million, respectively. Approximately two-fifths of the higher net interest income was due to the impact of the Provident acquisition.
     Net income for the Commercial Banking segment totaled $70 million in 2009’s second quarter, 31% higher than the $54 million earned in the second quarter of 2008, and up 22% from the $57 million recorded in the immediately preceding quarter. As compared with the second quarter of 2008, the improved performance was predominantly due to a $35 million rise in net interest income, resulting from the impact of higher average deposit balances of $3.0 billion and a widening of the net interest margin on loans of 43 basis points. Also contributing to the higher net income were $3 million increases in each of credit-related fees and fees for providing corporate advisory services, a lower provision for credit losses of $3 million, due to a decrease in net charge-offs, and a $2 million decline in personnel costs. Partially offsetting those favorable factors was a $7 million increase in deposit insurance expense and a $5 million decline in income related to end-of-term sales of commercial lease equipment. Contributing to the improvement in net income as compared with 2009’s first quarter were: a $14 million increase in net interest income, due mainly to the impact of higher deposit balances of $910 million and a 15 basis point widening of the net interest margin on loans; a lower provision for credit losses of $7 million, reflecting a decline in net charge-offs; and a $4 million improvement in fees earned for providing loan syndication services. Those favorable factors were partially offset by a $5 million increase in deposit insurance expense. For the six-month period ended June 30, 2009, net income aggregated $127 million, up from $120 million earned in the corresponding period of 2008. That improvement reflects a $44 million increase in net interest income, due, in part, to the impact of a $2.6 billion rise in average deposit balances, that was largely offset by a $14 million increase in the provision for credit losses, due to higher net loan charge-offs; a $9 million rise in deposit insurance expense; and lower income from providing loan syndication services and end-of-term sales of commercial lease equipment. The Provident acquisition did not have a significant impact on the Commercial Banking segment’s results for 2009.
     Net income earned by the Commercial Real Estate segment totaled $23 million in the quarter ended June 30, 2009, 45% lower than the $43 million earned in each of the quarters ended June 30, 2008 and March 31, 2009. The decline in net income from 2008’s second quarter was mainly due to a $44 million increase in the provision for credit losses, due to a significantly higher level of net charge-offs, and a $4 million increase in noninterest expenses, due in part to higher deposit insurance expense. The higher level of charge-offs in the recent quarter includes a $33 million charge-off of a loan to a single customer within this sector. Partially offsetting those unfavorable factors was higher net interest income of $14 million. That improvement was the result of increases in average loan and deposit balances of $1.0 billion and $470 million, respectively, and a 17 basis point widening of the net interest margin on loans. Approximately one-third of the increase in net interest income resulted from the Provident transaction. As compared with the initial 2009 quarter, the recent quarter’s decline in net income was due to a higher provision for credit losses of $41 million, reflecting the previously mentioned charge-off, and a $4 million increase in noninterest expenses, including a $2 million increase in deposit insurance expense, offset, in part, by a $10 million rise in net interest income. The higher net interest income resulted from increases in average loan and deposit balances of $709 million and $309 million, respectively, and the widening of the net interest margin on loans of 7 basis points. The increases in net interest income and average loan balances were largely the result of the acquisition of Provident. For the six-month period ended June 30, 2009, the Commercial Real Estate segment’s net income totaled $66 million, down 22% from $85 million in the first half of 2008. That decline in net income was due to a higher provision for credit losses of $46 million, driven by increased net charge-offs (including the $33 million partial charge-off noted above), and a $2 million increase in deposit insurance expense, partially offset by a $17 million increase in net interest income, the result of higher average loan and deposit balances of $837 million and $364 million, respectively, and a 7 basis point widening of the loan net interest margin. Approximately one-third of that rise in net interest income resulted from the acquisition of Provident.
     The Discretionary Portfolio segment incurred net losses of $3 million and $5 million in the quarters ended June 30, 2009 and March 31, 2009, respectively, compared with net income of $5 million in the second quarter of 2008. Included in the results of the two most recent quarters and the second quarter of 2008 were other-than-temporary impairment charges (pre-tax) of $25 million, $32 million, and $6 million, respectively. The impairment charges recorded in the recent quarter were on certain private CMOs and CDOs backed by trust preferred securities of financial institutions, while the impairment charges recorded in 2008’s second quarter and the first quarter of 2009 were on certain private CMOs. All of the impairment charges relate to bonds held in the Company’s available-for-sale investment securities portfolio. The impact of the impairment charges and a $5 million increase in the provision for credit losses, the result of an increase in net charge-offs of residential mortgage loans, were the main factors for the recent quarter’s decline in net income as compared with the second quarter of 2008. Those factors were offset, in part, by an $8 million increase in net interest income, largely the result of the Provident acquisition. The lower net loss as compared with the immediately preceding quarter reflects the impact of lower impairment charges, partially offset by an increase in the provision for credit losses of $3 million, predominantly from higher net charge-offs of residential mortgage loans. For the first six months of 2009, this segment incurred a net loss of $8 million, compared with net income in the corresponding period of 2008 of $21 million. That decline primarily resulted from the previously described other-than-temporary impairment charges and a higher provision for credit losses in 2009 of $7 million. A $6 million rise in net interest income, primarily the result of the Provident acquisition, and a $3 million decline in foreclosure-related costs, partially offset those unfavorable factors.
     The Residential Mortgage Banking segment incurred net losses of $11 million and $10 million in the second quarters of 2009 and 2008, respectively, compared with net income of $6 million in 2009’s initial quarter. As compared with the second 2008 quarter, a $31 million increase in noninterest expenses, including a $19 million write-down of the values of certain previously foreclosed-upon residential real estate development projects (the result of updated appraised values), was mostly offset by a $16 million rise in noninterest revenues from residential mortgage origination and sales activities, primarily resulting from increased volumes and wider margins, and a lower provision for credit losses of $14 million, the result of a decline in net charge-offs of loans to builders and developers of residential real estate properties. The main factor contributing to the reduced net income as compared with the immediately preceding quarter was the previously described $19 million valuation adjustments related to foreclosed real estate. Also contributing to the unfavorable results were higher noninterest expenses of $9 million, reflecting increases in the provision for credit losses, personnel costs and other costs of operations. Partially offsetting those higher expenses was a $9 million partial reversal of the capitalized mortgage servicing rights valuation allowance in the recent quarter, compared with a $4 million partial reversal of such allowance in the first quarter of 2009. The Residential Mortgage Banking segment incurred net losses of $5 million in each of the six-month periods ended June 30, 2009 and 2008. When comparing the results of the first half of 2009 with the corresponding 2008 period, a $30 million improvement in revenues from residential mortgage origination and sales activities, primarily resulting from increased volume and wider margins, was offset by a $23 million increase in noninterest expenses (including the valuation adjustment on foreclosed real estate noted above) and a $6 million increase in the provision for credit losses, mostly due to higher net charge-offs of loans to builders and developers of residential real estate.
     The Retail Banking segment contributed net income of $54 million in the recently completed quarter, compared with $63 million in the second quarter of 2008 and $52 million in the first quarter of 2009. The decline in net income from the second quarter of 2008 was mainly due to a $24 million increase in deposit insurance expense and an $11 million increase in the provision for credit losses, predominantly due to higher net charge-offs of loans. Partially offsetting those unfavorable factors were a $20 million increase in net interest income and a $2 million rise in deposit service fees. The higher net interest income resulted largely from a $2.4 billion increase in average deposit balances, of which approximately one-half was the result of the acquisition of Provident, and a widening of the net interest margin. Contributing to the increase in net income from the initial quarter of 2009 were higher net interest income of $15 million, reflecting increases in average deposit and loan balances of $1.3 billion and $612 million, respectively, each predominantly due to the impact of the acquisition of Provident; a $13 million rise in fees earned for providing deposit account services resulting from the Provident acquisition and seasonally lower fees in the first quarter of 2009; and a lower provision for credit losses of $3 million, due to a decline in net charge-offs of consumer loans. Partially offsetting those favorable factors were higher deposit insurance expense of $19 million, an increase in personnel costs of $6 million, primarily related to the Provident acquisition, and a $3 million rise in other noninterest expenses. For the first six months of 2009, the Retail Banking segment’s net income declined 23% to $107 million from $138 million in the first six months of 2008. The leading factors contributing to that decline were higher deposit insurance expense of $30 million and a $28 million increase in the provision for credit losses, predominantly due to higher net charge-offs. Those factors were offset, in part, by a $9 million rise in net interest income, due largely to a $2.0 billion increase in average deposit balances. Approximately one-third of the rise in net interest income was due to Provident.
     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s equity in the earnings of BLG, merger-related expenses resulting from acquisitions of financial institutions and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. The various components of the “All Other” category resulted in net losses of $113 million in the second quarter of 2009, $23 million in the year-earlier quarter, and $119 million in the first quarter of 2009. The main factors contributing to the higher net loss in the most recent quarter as compared with the year-earlier quarter were the unfavorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and $66 million of merger-related expenses associated with the acquisition of Provident in the recent quarter. There were no merger-related expenses in the second quarter of 2008. Several favorable factors contributed to the lower net loss in the second quarter of 2009 as compared with the immediately preceding quarter including: the impact from the Company’s allocation methodologies for internal transfers of the provision for credit losses; higher noninterest revenues associated with the business units included in the “All Other” category of $22 million; and an $11 million decrease in personnel-related costs, largely due to lower stock-based compensation expense, payroll-related taxes and other employee benefits related to incentive compensation payments made in 2009’s first quarter. Those factors were partially offset by a $64 million increase in merger-related expenses related to the acquisition of Provident. For the first six months of 2009, the “All Other” category reported a net loss of $232 million, compared with a net loss of $60 million in the similar 2008 period. The higher net loss as compared with the first half of 2008 is attributable to the following unfavorable factors: the impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses; $69 million of merger-related expenses associated with the Provident acquisition recorded in the first half of 2009, compared with $4 million of merger-related expenses in 2008’s first six months related to acquisition transactions completed in the fourth quarter of 2007; Visa-related transactions that were recorded in the first quarter of 2008, including the previously mentioned $33 million gain realized from the mandatory partial redemption of Visa stock owned by M&T Bank and $15 million related to the reversal of Visa litigation-related accruals initially made in 2007’s fourth quarter; lower trust income of $13 million; and a $17 million increase in personnel costs associated with the business and support units included in the “All Other” category.
Recent Accounting Developments
In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends FASB Interpretation No. 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. SFAS No. 167 instead requires a reporting entity to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the reporting entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity. SFAS No. 167 requires ongoing reassessments of whether the reporting entity is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The Company is still evaluating the impact that the provisions of SFAS No. 167 will have on its financial statements.
     In June 2009, the FASB also issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 166 eliminates the exceptions for qualifying special purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. SFAS No. 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The recognition and measurement provisions of this SFAS should be applied to transfers that occur on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities will be evaluated for consolidation on and after the effective date in accordance with applicable consolidation guidance, including SFAS No. 167. The Company is still evaluating the impact that the provisions of SFAS No. 166 will have on its financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” Subsequent events are defined by SFAS No. 165 as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued are not recognized in the financial statements. SFAS No. 165 requires disclosure of the date through which subsequent events have been evaluated, as well as nonrecognized subsequent events of such a nature that they must be disclosed to keep the financial statements from being misleading. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009 and should be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements as of and for the periods ended June 30, 2009.
     In December 2007, the FASB issued a revised SFAS No. 141, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141R retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. With limited exceptions, the statement requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair value as of that date. That replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. As a result, certain acquisition-related costs previously included in the cost of an acquisition are now required to be expensed as incurred. In addition, certain restructuring costs previously recognized as if they were an assumed liability from an acquisition are also required to be expensed. SFAS No. 141R also requires the acquirer in a business combination achieved in stages

(sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141R requires an acquirer to recognize goodwill as of the acquisition date measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of the identifiable net assets acquired. SFAS No. 141R also eliminates the recognition of a separate valuation allowance, such as an allowance for credit losses, as of the acquisition date for assets acquired in a business combination that are measured at their acquisition-date fair values because the effects of uncertainty about future cash flows should be included in the fair value measurement of those assets. SFAS No. 141R must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS No. 141R significantly impacts the accounting for acquisitions consummated in 2009 and beyond, including the Company’s acquisition of Provident in a stock-for-stock transaction, which was completed on May 23, 2009. Information concerning the Provident acquisition is included in note 2 of Notes to Financial Statements.
     In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends and clarifies SFAS No. 141R to address application issues with respect to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies,” if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141R. FSP 141R-1 requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of an asset acquired or a liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, an asset or liability shall be recognized if it is probable that an asset existed or that a liability had been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. An acquirer shall develop a rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies depending on their nature. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company applied the guidance of FSP 141R-1 in accounting for the aforementioned Provident transaction completed during the second quarter of 2009. Information concerning the Provident acquisition is included in note 2 of Notes to Financial Statements.
     In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”). FSP 132R-1 was issued to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132R-1 requires an employer to disclose information about how investment allocation decisions are made, including factors that are pertinent to an understanding of investment policies and strategies. An employer will also need to disclose separately for pension plans and other postretirement benefit plans the fair value of each major category of plan assets as of each annual reporting date for which a statement of financial position is presented. FSP 132R-1 also requires the disclosure of information that enables financial statement users to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. For fair value measurements using significant unobservable inputs (Level 3), an employer will be required to disclose the effect of the measurements on changes in plan assets for the period. Furthermore, an employer is required to provide financial statement users with an understanding of significant concentrations of risk in plan assets. FSP 132R-1 should be applied for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP 132R-1 are not required for earlier periods that are presented for comparative purposes. The Company intends to comply with the disclosure requirements of FSP 132R-1.
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

M&T BANK CORPORATION AND SUBSIDIARIES
Table 1
QUARTERLY TRENDS

	2009 Quarters		2008 Quarters
	Second	First	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$682,637	659,445	779,468	806,614	823,425	889,945
Interest expense	175,856	206,705	288,426	313,115	330,942	405,312

Net interest income	506,781	452,740	491,042	493,499	492,483	484,633
Less: provision for credit losses	147,000	158,000	151,000	101,000	100,000	60,000
Other income	271,649	232,341	241,417	113,717	271,182	312,663
Less: other expense	563,710	438,346	446,819	434,763	419,710	425,704

Income before income taxes	67,720	88,735	134,640	71,453	243,955	311,592
Applicable income taxes (benefit)	11,318	19,581	27,432	(24,992)	77,839	103,613
Taxable-equivalent adjustment	5,214	4,933	4,967	5,260	5,851	5,783

Net income	$51,188	64,221	102,241	91,185	160,265	202,196

Net income available to common shareholders	$40,516	54,618	101,451	91,185	160,265	202,196
Per common share data
Basic earnings	$.36	.49	.92	.83	1.45	1.84
Diluted earnings	.36	.49	.92	.82	1.44	1.82
Cash dividends	$.70	.70	.70	.70	.70	.70
Average common shares outstanding
Basic	113,218	110,439	110,370	110,265	110,191	110,017
Diluted	113,521	110,439	110,620	110,807	111,227	110,967

Performance ratios, annualized
Return on
Average assets	.31%	.40%	.63%	.56%	.98%	1.25%
Average common stockholders’ equity	2.53%	3.61%	6.41%	5.66%	9.96%	12.49%
Net interest margin on average earning assets (taxable-equivalent basis)	3.43%	3.19%	3.37%	3.39%	3.39%	3.38%
Nonaccrual loans to total loans and leases, net of unearned discount	2.11%	2.05%	1.54%	1.41%	1.16%	.97%
Efficiency ratio (a)	61.93%	60.82%	59.11%	57.24%	54.57%	55.27%

Net operating (tangible) results (b)
Net operating income (in thousands)	$100,805	75,034	111,784	100,809	170,361	215,597
Diluted net operating income per common share	.79	.59	1.00	.91	1.53	1.94
Annualized return on
Average tangible assets	.64%	.50%	.72%	.65%	1.10%	1.41%
Average tangible common stockholders’ equity	12.08%	9.36%	15.01%	13.17%	22.20%	27.86%
Efficiency ratio (a)	60.03%	58.68%	57.03%	55.16%	52.41%	52.85%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$66,984	64,766	64,942	64,997	65,584	65,015
Total tangible assets (c)	63,500	61,420	61,584	61,627	62,201	61,614
Earning assets	59,297	57,509	57,919	57,971	58,465	57,713
Investment securities	8,508	8,490	8,894	9,303	8,770	8,924
Loans and leases, net of unearned discount	50,554	48,824	48,810	48,477	49,522	48,575
Deposits	43,846	41,487	40,447	39,503	39,711	39,999
Common stockholders’ equity (c)	6,491	6,212	6,299	6,415	6,469	6,513
Tangible common stockholders’ equity (c)	3,007	2,866	2,941	3,045	3,086	3,112

At end of quarter
Total assets (c)	$69,913	64,883	65,816	65,247	65,893	66,086
Total tangible assets (c)	66,215	61,544	62,464	61,883	62,517	62,696
Earning assets	61,044	56,823	57,107	57,430	57,949	58,030
Investment securities	8,155	7,687	7,919	8,433	8,659	8,676
Loans and leases, net of unearned discount	52,715	48,918	49,000	48,694	49,115	49,279
Deposits	46,755	42,477	42,581	42,501	41,926	41,533
Common stockholders’ equity (c)	6,669	6,329	6,217	6,417	6,519	6,488
Tangible common stockholders’ equity (c)	2,971	2,990	2,865	3,053	3,143	3,098
Equity per common share	56.51	56.95	56.29	58.17	59.12	58.92
Tangible equity per common share	25.17	26.90	25.94	27.67	28.50	28.14

Market price per common share
High	$61.87	59.08	99.50	108.53	98.38	94.03
Low	43.50	29.11	52.20	53.61	69.90	70.49
Closing	50.93	45.24	57.41	89.25	70.54	80.48

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in table 2.

(c)	The difference between total assets and total tangible assets, and common stockholders’ equity and tangible common stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in table 2.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2009 Quarters		2008 Quarters
	Second	First	Fourth	Third	Second	First

Income statement data
In thousands, except per share
Net income
Net income	$51,188	64,221	102,241	91,185	160,265	202,196
Amortization of core deposit and other intangible assets (a)	9,247	9,337	9,543	9,624	10,096	11,241
Merger-related expenses (a)	40,370	1,476	—	—	—	2,160

Net operating income	$100,805	75,034	111,784	100,809	170,361	215,597

Earnings per common share
Diluted earnings per common share	$.36	.49	.92	.82	1.44	1.82
Amortization of core deposit and other intangible assets (a)	.08	.09	.08	.09	.09	.10
Merger-related expenses (a)	.35	.01	—	—	—	.02

Diluted net operating earnings per common share	$.79	.59	1.00	.91	1.53	1.94

Other expense
Other expense	$563,710	438,346	446,819	434,763	419,710	425,704
Amortization of core deposit and other intangible assets	(15,231)	(15,370)	(15,708)	(15,840)	(16,615)	(18,483)
Merger-related expenses	(66,457)	(2,426)	—	—	—	(3,547)

Noninterest operating expense	$482,022	420,550	431,111	418,923	403,095	403,674

Merger-related expenses
Salaries and employee benefits	$8,768	11	—	—	—	62
Equipment and net occupancy	581	4	—	—	—	49
Printing, postage and supplies	2,514	301	—	—	—	367
Other costs of operations	54,594	2,110	—	—	—	3,069

Total	$66,457	2,426	—	—	—	3,547

Balance sheet data
In millions
Average assets
Average assets	$66,984	64,766	64,942	64,997	65,584	65,015
Goodwill	(3,326)	(3,192)	(3,192)	(3,192)	(3,192)	(3,196)
Core deposit and other intangible assets	(188)	(176)	(191)	(206)	(222)	(239)
Deferred taxes	30	22	25	28	31	34

Average tangible assets	$63,500	61,420	61,584	61,627	62,201	61,614

Average common equity
Average common equity	$6,491	6,212	6,299	6,415	6,469	6,513
Goodwill	(3,326)	(3,192)	(3,192)	(3,192)	(3,192)	(3,196)
Core deposit and other intangible assets	(188)	(176)	(191)	(206)	(222)	(239)
Deferred taxes	30	22	25	28	31	34

Average tangible common equity	$3,007	2,866	2,941	3,045	3,086	3,112

At end of quarter
Total assets
Total assets	$69,913	64,883	65,816	65,247	65,893	66,086
Goodwill	(3,525)	(3,192)	(3,192)	(3,192)	(3,192)	(3,192)
Core deposit and other intangible assets	(216)	(168)	(183)	(199)	(214)	(230)
Deferred taxes	43	21	23	27	30	32

Total tangible assets	$66,215	61,544	62,464	61,883	62,517	62,696

Total common equity
Total common equity	$6,669	6,329	6,217	6,417	6,519	6,488
Goodwill	(3,525)	(3,192)	(3,192)	(3,192)	(3,192)	(3,192)
Core deposit and other intangible assets	(216)	(168)	(183)	(199)	(214)	(230)
Deferred taxes	43	21	23	27	30	32

Total tangible common equity	$2,971	2,990	2,865	3,053	3,143	3,098

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2009 Second Quarter			2009 First Quarter			2008 Fourth Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$14,067	$131,886	3.76%	14,031	129,222	3.74%	14,213	169,492	4.74%
Real estate — commercial	19,719	219,813	4.46	18,795	206,967	4.40	18,666	259,145	5.55
Real estate — consumer	5,262	71,079	5.40	5,033	70,353	5.59	4,904	71,778	5.85
Consumer	11,506	155,609	5.42	10,965	151,968	5.62	11,027	168,584	6.08

Total loans and leases, net	50,554	578,387	4.59	48,824	558,510	4.64	48,810	668,999	5.45

Interest-bearing deposits at banks	42	5	.05	20	8	.16	13	18	.55
Federal funds sold and agreements to resell securities	73	43	.23	102	58	.23	103	108	.41
Trading account	120	231	.77	73	123	.67	99	785	3.16
Investment securities**
U.S. Treasury and federal agencies	3,806	46,353	4.88	3,727	45,610	4.96	3,901	48,260	4.92
Obligations of states and political subdivisions	198	2,924	5.94	136	2,170	6.47	127	2,161	6.76
Other	4,504	54,694	4.87	4,627	52,966	4.64	4,866	59,137	4.84

Total investment securities	8,508	103,971	4.90	8,490	100,746	4.81	8,894	109,558	4.90

Total earning assets	59,297	682,637	4.62	57,509	659,445	4.65	57,919	779,468	5.35

Allowance for credit losses	(867)			(815)			(806)
Cash and due from banks	1,077			1,086			1,156
Other assets	7,477			6,986			6,673

Total assets	$66,984			64,766			64,942

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$515	246	.19	536	327	.25	528	592	.45
Savings deposits	22,480	26,362	.47	21,203	41,922	.80	19,540	62,227	1.27
Time deposits	8,858	55,697	2.52	8,720	60,329	2.81	9,388	72,179	3.06
Deposits at foreign office	1,460	576	.16	2,473	981	.16	2,985	5,326	.71

Total interest-bearing deposits	33,313	82,881	1.00	32,932	103,559	1.28	32,441	140,324	1.72

Short-term borrowings	3,211	2,015	.25	3,477	2,348	.27	4,950	10,239	.82
Long-term borrowings	11,482	90,960	3.18	11,643	100,798	3.51	12,058	137,863	4.55

Total interest-bearing liabilities	48,006	175,856	1.47	48,052	206,705	1.74	49,449	288,426	2.32

Noninterest-bearing deposits	10,533			8,555			8,006
Other liabilities	1,318			1,379			1,133

Total liabilities	59,857			57,986			58,588

Stockholders’ equity	7,127			6,780			6,354

Total liabilities and stockholders’ equity	$66,984			64,766			64,942

Net interest spread			3.15			2.91			3.03
Contribution of interest-free funds			.28			.28			.34

Net interest income/margin on earning assets		$506,781	3.43%		452,740	3.19%		491,042	3.37%

(continued)

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3 (continued)
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2008 Third Quarter			2008 Second Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$13,882	$177,497	5.09%	13,800	176,353	5.14%
Real estate — commercial	18,557	260,879	5.62	18,491	266,323	5.76
Real estate — consumer	4,964	74,582	6.01	6,026	91,035	6.04
Consumer	11,074	175,558	6.31	11,205	178,598	6.41

Total loans and leases, net	48,477	688,516	5.65	49,522	712,309	5.79

Interest-bearing deposits at banks	9	25	1.09	8	22	1.14
Federal funds sold and agreements to resell securities	102	515	2.01	101	492	1.96
Trading account	80	359	1.81	64	143	.90
Investment securities**
U.S. Treasury and federal agencies	4,067	50,085	4.90	3,462	40,996	4.76
Obligations of states and political subdivisions	129	2,191	6.79	140	2,455	7.03
Other	5,107	64,923	5.06	5,168	67,008	5.22

Total investment securities	9,303	117,199	5.01	8,770	110,459	5.07

Total earning assets	57,971	806,614	5.54	58,465	823,425	5.66

Allowance for credit losses	(790)			(792)
Cash and due from banks	1,236			1,209
Other assets	6,580			6,702

Total assets	$64,997			65,584

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$484	655	.54	512	629	.49
Savings deposits	18,191	58,917	1.29	18,092	60,317	1.34
Time deposits	9,318	72,100	3.08	9,216	79,467	3.47
Deposits at foreign office	3,837	18,709	1.94	4,314	22,075	2.06

Total interest-bearing deposits	31,830	150,381	1.88	32,134	162,488	2.03

Short-term borrowings	5,392	28,155	2.08	6,869	42,612	2.49
Long-term borrowings	12,666	134,579	4.23	11,407	125,842	4.44

Total interest-bearing liabilities	49,888	313,115	2.50	50,410	330,942	2.64

Noninterest-bearing deposits	7,673			7,577
Other liabilities	1,021			1,128

Total liabilities	58,582			59,115

Stockholders’ equity	6,415			6,469

Total liabilities and stockholders’ equity	$64,997			65,584

Net interest spread			3.04			3.02
Contribution of interest-free funds			.35			.37

Net interest income/margin on earning assets		$493,499	3.39%		492,483	3.39%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of June 30, 2009.
     (b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a)-(b) Not applicable.
     (c)

Issuer Purchases of Equity Securities
(d)Maximum
			(c)Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)	Programs	Programs (2)

April 1 - April 30, 2009	13,286	$48.18	—	2,181,500

May 1 - May 31, 2009	58,022	54.29	—	2,181,500

June 1 - June 30, 2009	—	—	—	2,181,500

Total	71,308	$53.15	—

(1)	The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.

(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.
Item 3. Defaults Upon Senior Securities.
     (Not applicable.)
Item 4. Submission of Matters to a Vote of Security Holders.
     Information concerning the matters submitted to a vote of stockholders at M&T’s Annual Meeting of Stockholders held on April 21, 2009 was previously reported in response to Item 4 of Part II of M&T’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
Item 5. Other Information.
     (None.)

Item 6. Exhibits.
     The following exhibits are filed as a part of this report.

Exhibit
No.

3.1	Restated Certificate of Incorporation of M&T Bank Corporation dated May 22, 2009. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated May 28, 2009 (File No. 1-9861).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION
Date: August 4, 2009	By:	/s/ René F. Jones
René F. Jones
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.

3.1	Restated Certificate of Incorporation of M&T Bank Corporation dated May 22, 2009. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated May 28, 2009 (File No. 1-9861).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.