Form 10-Q/A
period 2009-06-30
M&T BANK CORP
filed 2009-09-03
CIK 36270

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Explanatory Note
The purpose of this Amendment No. 1 to the M&T Bank Corporation (“M&T”) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed with the Securities and Exchange Commission on August 4, 2009, is to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. Exhibit 101 contains information from M&T’s Form 10-Q formatted in Extensible Business Reporting Language (“XBRL”).
Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of M&T. Investors should continue to rely of the official filed version of the Form 10-Q in making investment decisions. No other changes have been made to the Form 10-Q. This Form 10-Q/A Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update any disclosures made in the Form 10-Q.
Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
Item 6. Exhibits.

Exhibit
No.

3.1*	Restated Certificate of Incorporation of M&T Bank Corporation dated May 22, 2009. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated May 28, 2009 (File No. 1-9861).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1*	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2*	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

*	Filed with M&T’s Form 10-Q as filed on August 4, 2009 or incorporated by reference.

**	Furnished with this Form 10-Q/A Amendment No. 1.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION
Date: September 3, 2009	By:	/s/ René F. Jones
René F. Jones
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

3.1*	Restated Certificate of Incorporation of M&T Bank Corporation dated May 22, 2009. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated May 28, 2009 (File No. 1-9861).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1*	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2*	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

*	Filed with M&T’s Form 10-Q as filed on August 4, 2009 or incorporated by reference.

**	Furnished with this Form 10-Q/A Amendment No. 1.

3