Form 10-Q
period 2009-09-30
M&T BANK CORP
filed 2009-11-05
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on October 23, 2009: 118,091,387 shares.

M&T BANK CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30,	December 31,
Dollars in thousands, except per share	2009	2008

Assets
Cash and due from banks	$1,356,508	1,546,804
Interest-bearing deposits at banks	54,443	10,284
Federal funds sold	17,206	21,347
Agreements to resell securities	—	90,000
Trading account	497,064	617,821
Investment securities (includes pledged securities that can be sold or repledged of $1,778,129 at September 30, 2009; $1,870,097 at December 31, 2008)
Available for sale (cost: $6,835,553 at September 30, 2009; $7,656,635 at December 31, 2008)	6,522,856	6,850,193
Held to maturity (fair value: $431,036 at September 30, 2009; $394,752 at December 31, 2008)	598,743	485,838
Other (fair value: $512,663 at September 30, 2009; $583,176 at December 31, 2008)	512,663	583,176

Total investment securities	7,634,262	7,919,207

Loans and leases	52,560,851	49,359,737
Unearned discount	(357,079)	(359,274)
Allowance for credit losses	(867,874)	(787,904)

Loans and leases, net	51,335,898	48,212,559

Premises and equipment	436,586	388,855
Goodwill	3,524,625	3,192,128
Core deposit and other intangible assets	199,148	183,496
Accrued interest and other assets	3,941,710	3,633,256

Total assets	$68,997,450	65,815,757

Liabilities
Noninterest-bearing deposits	$12,730,083	8,856,114
NOW accounts	1,047,824	1,141,308
Savings deposits	23,000,354	19,488,918
Time deposits	8,765,520	9,046,937
Deposits at foreign office	1,318,070	4,047,986

Total deposits	46,861,851	42,581,263

Federal funds purchased and agreements to repurchase securities	2,298,032	970,529
Other short-term borrowings	629,236	2,039,206
Accrued interest and other liabilities	1,241,576	1,364,879
Long-term borrowings	10,354,392	12,075,149

Total liabilities	61,385,087	59,031,026

Stockholders’ equity
Preferred stock, par value $1.00, 1,000,000 shares authorized, 778,000 shares issued and outstanding at September 30, 2009; 600,000 shares issued and outstanding at December 31, 2008 (liquidation preference $1,000 per share)	727,748	567,463
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued	60,198	60,198
Common stock issuable, 74,405 shares at September 30, 2009; 78,447 shares at December 31, 2008	4,291	4,617
Additional paid-in capital	2,448,843	2,897,907
Retained earnings	5,035,808	5,062,754
Accumulated other comprehensive income (loss), net	(419,286)	(736,881)
Treasury stock — common, at cost - 2,314,873 shares at September 30, 2009; 10,031,302 shares at December 31, 2008	(245,239)	(1,071,327)

Total stockholders’ equity	7,612,363	6,784,731

Total liabilities and stockholders’ equity	$68,997,450	65,815,757

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
In thousands, except per share	2009	2008	2009	2008

Interest income
Loans and leases, including fees	$599,859	684,281	$1,728,422	2,160,755
Deposits at banks	7	25	20	91
Federal funds sold	17	74	56	211
Agreements to resell securities	—	441	62	1,752
Trading account	135	359	450	761
Investment securities
Fully taxable	97,963	114,146	297,563	331,000
Exempt from federal taxes	2,612	2,028	5,955	8,520

Total interest income	700,593	801,354	2,032,528	2,503,090

Interest expense
NOW accounts	288	655	861	2,302
Savings deposits	22,076	58,917	90,360	185,856
Time deposits	50,678	72,100	166,704	258,210
Deposits at foreign office	481	18,709	2,038	79,157
Short-term borrowings	1,764	28,155	6,127	132,388
Long-term borrowings	77,651	134,579	269,409	391,456

Total interest expense	152,938	313,115	535,499	1,049,369

Net interest income	547,655	488,239	1,497,029	1,453,721
Provision for credit losses	154,000	101,000	459,000	261,000

Net interest income after provision for credit losses	393,655	387,239	1,038,029	1,192,721

Other income
Mortgage banking revenues	48,169	38,002	157,385	116,291
Service charges on deposit accounts	128,502	110,371	342,010	324,165
Trust income	31,586	38,789	98,908	119,519
Brokerage services income	14,329	16,218	43,215	48,902
Trading account and foreign exchange gains	7,478	4,278	16,456	15,627
Gain (loss) on bank investment securities	(56)	306	811	34,078
Total other-than-temporary impairment (“OTTI”) losses	(64,232)	(152,579)	(202,737)	(158,325)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	17,199	—	98,736	—

Net OTTI losses recognized in earnings	(47,033)	(152,579)	(104,001)	(158,325)

Equity in earnings of Bayview Lending Group LLC	(10,912)	(14,480)	(15,263)	(28,766)
Other revenues from operations	106,163	72,812	242,695	226,071

Total other income	278,226	113,717	782,216	697,562

Other expense
Salaries and employee benefits	255,449	236,678	754,793	724,676
Equipment and net occupancy	58,195	47,033	157,688	141,050
Printing, postage and supplies	8,229	8,443	28,878	27,459
Amortization of core deposit and other intangible assets	16,924	15,840	47,525	50,938
Deposit insurance	21,124	1,522	76,617	4,595
Other costs of operations	140,135	125,247	436,611	331,459

Total other expense	500,056	434,763	1,502,112	1,280,177

Income before taxes	171,825	66,193	318,133	610,106
Income taxes (benefit)	44,161	(24,992)	75,060	156,460

Net income	$127,664	91,185	$243,073	453,646

Net income available to common shareholders	$113,894	91,185	$209,062	453,646

Net income per common share
Basic	$.97	.83	$1.84	4.12
Diluted	.97	.82	1.84	4.09

Cash dividends per common share	$.70	.70	$2.10	2.10

Average common shares outstanding
Basic	117,370	110,265	113,701	110,158
Diluted	117,547	110,807	113,800	111,000

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine months ended September 30
In thousands	2009	2008

Cash flows from operating activities
Net income	$243,073	453,646
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	459,000	261,000
Depreciation and amortization of premises and equipment	43,050	39,918
Amortization of capitalized servicing rights	46,997	49,322
Amortization of core deposit and other intangible assets	47,525	50,938
Provision for deferred income taxes	82,904	(56,157)
Asset write-downs	131,822	161,763
Net gain on sales of assets	(249)	(26,202)
Net change in accrued interest receivable, payable	(5,154)	1,302
Net change in other accrued income and expense	34,206	(1,111)
Net change in loans originated for sale	8,144	433,929
Net change in trading account assets and liabilities	(15,797)	(74,583)

Net cash provided by operating activities	1,075,521	1,293,765

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	7,159	57,350
Other	115,336	87,782
Proceeds from maturities of investment securities
Available for sale	1,803,946	1,608,085
Held to maturity	76,084	60,922
Purchases of investment securities
Available for sale	(68,724)	(761,381)
Held to maturity	(25,289)	(176,673)
Other	(2,886)	(173,994)
Net (increase) decrease in agreements to resell securities	90,000	(90,000)
Net (increase) decrease in loans and leases	513,519	(2,350,539)
Other investments, net	(23,496)	(13,557)
Additions to capitalized servicing rights	(320)	(22,261)
Capital expenditures, net	(27,664)	(43,854)
Acquisitions, net of cash acquired
Banks and bank holding companies	202,993	—
Other, net	19,115	(141,409)

Net cash provided (used) by investing activities	2,679,773	(1,959,529)

Cash flows from financing activities
Net increase (decrease) in deposits	(1,125,110)	1,239,933
Net decrease in short-term borrowings	(260,488)	(2,892,263)
Proceeds from long-term borrowings	—	3,850,010
Payments on long-term borrowings	(2,301,894)	(1,676,725)
Dividends paid — common	(242,551)	(231,269)
Dividends paid — preferred	(21,890)	—
Other, net	2,202	(3,952)

Net cash provided (used) by financing activities	(3,949,731)	285,734

Net decrease in cash and cash equivalents	(194,437)	(380,030)
Cash and cash equivalents at beginning of period	1,568,151	1,767,547

Cash and cash equivalents at end of period	$1,373,714	1,387,517

Supplemental disclosure of cash flow information
Interest received during the period	$2,042,092	2,570,574
Interest paid during the period	525,657	1,071,672
Income taxes paid (refunded) during the period	(8,157)	200,749

Supplemental schedule of noncash investing and financing activities
Securitization of residential mortgage loans allocated to
Available for sale investment securities	$140,942	869,115
Capitalized servicing rights	788	8,455
Real estate acquired in settlement of loans	69,518	92,814
Investment securities available for sale transferred to held to maturity	—	298,108
Acquisitions
Fair value of
Assets acquired (noncash)	6,581,433	—
Liabilities assumed	6,318,998	—
Preferred stock issued	155,779	—
Common stock issued	272,824	—
Common stock options	1,367	—
Common stock warrants	6,467	—

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
						other
			Common	Additional		comprehensive
	Preferred	Common	stock	paid-in	Retained	income (loss),	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	net	stock	Total

2008
Balance — January 1, 2008	$—	60,198	4,776	2,848,752	4,815,585	(114,822)	(1,129,233)	6,485,256
Comprehensive income:
Net income	—	—	—	—	453,646	—	—	453,646
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(345,758)	—	(345,758)
Unrealized losses on terminated cash flow hedges	—	—	—	—	—	(459)	—	(459)
Defined benefit plans liablity adjustment	—	—	—	—	—	(1,011)	—	(1,011)

								106,418
Repayment of management stock ownership program receivable	—	—	—	72	—	—	—	72
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	35,356	—	—	3,913	39,269
Exercises	—	—	—	(21,893)	—	—	37,756	15,863
Directors’ stock plan	—	—	—	(384)	—	—	1,393	1,009
Deferred compensation plans, net, including dividend equivalents	—	—	(150)	(408)	(163)	—	787	66
Common stock cash dividends - $2.10 per share	—	—	—	—	(231,269)	—	—	(231,269)

Balance — September 30, 2008	$—	60,198	4,626	2,861,495	5,037,799	(462,050)	(1,085,384)	6,416,684

2009
Balance — January 1, 2009	$567,463	60,198	4,617	2,897,907	5,062,754	(736,881)	(1,071,327)	6,784,731
Comprehensive income:
Net income	—	—	—	—	243,073	—	—	243,073
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	309,150	—	309,150
Unrealized gains on terminated cash flow hedges	—	—	—	—	—	6,627	—	6,627
Defined benefit plans liability adjustment	—	—	—	—	—	1,818	—	1,818

								560,668
Acquisition of Provident Bankshares Corporation:
Preferred stock issued	155,779	—	—	—	—	—	—	155,779
Common stock issued	—	—	—	(348,080)	—	—	620,904	272,824
Common stock options	—	—	—	1,367	—	—	—	1,367
Common stock warrants	—	—	—	6,467	—	—	—	6,467

Issuance of common stock to defined benefit pension plan	—	—	—	(51,417)	—	—	95,706	44,289
Preferred stock cash dividends	—	—	—	—	(21,890)	—	—	(21,890)
Amortization of preferred stock discount	4,506	—	—	—	(4,506)	—	—	—
Repayment of management stock ownership program receivable	—	—	—	195	—	—	—	195
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	(31,677)	—	—	74,642	42,965
Exercises	—	—	—	(24,335)	—	—	31,751	7,416
Directors’ stock plan	—	—	—	(1,082)	—	—	2,050	968
Deferred compensation plans, net, including dividend equivalents	—	—	(326)	(502)	(152)	—	1,035	55
Common stock cash dividends - $2.10 per share	—	—	—	—	(243,471)	—	—	(243,471)

Balance — September 30, 2009	$727,748	60,198	4,291	2,448,843	5,035,808	(419,286)	(245,239)	7,612,363

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Nine months ended September 30
In thousands	2009	2008

Beginning balance	$787,904	759,439
Provision for credit losses	459,000	261,000
Allowance related to loans sold or securitized	—	(525)
Net charge-offs
Charge-offs	(409,169)	(267,912)
Recoveries	30,139	28,681

Total net charge-offs	(379,030)	(239,231)

Ending balance	$867,874	780,683

NOTES TO FINANCIAL STATEMENTS
1. Significant accounting policies
The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in the 2008 Annual Report, except as described below. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature. Subsequent events have been evaluated for their potential impact on the financial statements through November 4, 2009, which is the date the financial statements were issued.
2. Acquisitions
On August 28, 2009, M&T Bank, M&T’s principal banking subsidiary, entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits and acquire certain assets of Bradford Bank (“Bradford”), Baltimore, Maryland. As part of the transaction, M&T Bank entered into a loss-share arrangement with the FDIC whereby M&T Bank will be reimbursed by the FDIC for most losses it incurs on the acquired loan portfolio. The transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair value on the acquisition date. Assets acquired totaled approximately $469 million, including $302 million of loans, and liabilities assumed aggregated $440 million, including $361 million of deposits. In accordance with GAAP, M&T Bank recorded an after-tax gain on the transaction of $18 million ($29 million before taxes) during the recent quarter. There was no goodwill or other intangible assets recorded in connection with this transaction. The Bradford acquisition transaction did not have a material impact on the Company’s statement of condition nor is it expected to have a material impact on the Company’s results of operations.
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
          The Provident transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Assets acquired totaled $6.3 billion, including $4.0 billion of loans and leases (including approximately $1.7 billion of commercial real estate loans, $1.4 billion of consumer loans, $700 million of commercial loans and leases and $300 million of residential real estate loans) and $1.0 billion of investment securities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
2. Acquisitions, continued
Liabilities assumed were $5.9 billion, including $5.1 billion of deposits. The transaction added $436 million to M&T’s stockholders’ equity, including $280 million of common equity and $156 million of preferred equity. In connection with the acquisition, the Company recorded $332 million of goodwill and $63 million of core deposit intangible. The core deposit intangible is being amortized over seven years using an accelerated method. The acquisition of Provident expanded the Company’s presence in the Mid-Atlantic area, gave the Company the second largest deposit share in Maryland, and tripled the Company’s presence in Virginia.
          In many cases, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the fair valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with GAAP, there was no carry over of Provident’s previously established allowance for credit losses. Subsequent decreases in the expected cash flows will require the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows will result in the recognition of additional interest income over the then remaining lives of the loans.
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

          Interest income on acquired loans for the third quarter of 2009 and for the period from date of acquisition to September 30, 2009 was approximately $44 million and $63 million, respectively. The outstanding principal balance and the carrying amount of these loans that is included in the consolidated balance sheet at September 30, 2009 is as follows:

(in thousands)
Outstanding principal balance	$4,073,669
Carrying amount	3,826,534
          Receivables (including loans and investment securities) obtained in the acquisition of Provident for which there is specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments represent less than .25% of the Company’s assets and, accordingly, are not considered material.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
2. Acquisitions, continued
          In connection with the acquisition of Provident, goodwill of $332 million was calculated after recording all other acquired assets and liabilities at estimated fair value. In management’s opinion, that goodwill represents the inherent long-term value expected from the business opportunities and synergies created from combining Provident with the Company.
          The consideration paid for Provident’s common equity and the amounts of acquired identifiable assets and liabilities and preferred equity assumed as of the acquisition date was as follows:

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

          None of the goodwill recognized will be deductible for income tax purposes. Changes in goodwill in the Company’s consolidated balance sheet from December 31, 2008 to September 30, 2009 were attributable to the acquisition of Provident. As described in note 12, the Company does not allocate goodwill to its reportable segments when compiling the assets associated with those segments. The Company does, however, allocate goodwill to segments for purposes of periodically testing

NOTES TO FINANCIAL STATEMENTS, CONTINUED
2. Acquisitions, continued
goodwill for impairment. That allocation of goodwill to the Company’s segments is as follows:

		Provident
	December 31, 2008	acquisition	September 30, 2009
	(in thousands)
Business Banking	$683,137	65,770	748,907
Commercial Banking	885,290	22,234	907,524
Commercial Real Estate	274,506	74,691	349,197
Discretionary Portfolio	—	—	—
Residential Mortgage Banking	—	—	—
Retail Banking	974,602	169,802	1,144,404
All Other	374,593	—	374,593

Total	$3,192,128	332,497	3,524,625

          The following table discloses the impact of Provident (excluding the impact of merger-related expenses noted below) since the acquisition on May 23, 2009 through the end of the third quarter of 2009. The table also presents certain pro forma information for 2009 as if Provident had been acquired on January 1, 2009 and for 2008 as if Provident had been acquired on January 1, 2008. These results combine the historical results of Provident into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated dates. In particular, no adjustments have been made to eliminate the amount of Provident’s provision for credit losses of $42 million in 2009 and $16 million in 2008 or the impact of other-than-temporary impairment losses recognized by Provident of $87 million in 2009 and $88 million in 2008 that would not have been necessary had the acquired loans and investment securities been recorded at fair value as of the beginning of each year. Furthermore, expenses related to systems conversions and other costs of integration are included in the 2009 periods in which such costs were incurred. Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow.

	Actual since	Pro forma
	acquisition	Nine months ended
	through	September 30,
	September 30, 2009	2009	2008
	(in thousands)
Total revenues	$116,016	2,864,760	3,449,661
Net income	18,583	157,653	440,657
          Merger-related expenses associated with the acquisition of Provident and with the Bradford transaction were $14 million and $83 million during the three- and nine-month periods ended September 30, 2009, respectively. Such expenses were for professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing Provident contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance and incentive compensation costs; travel costs; and printing, supplies and other costs of commencing operations in new markets and offices. The Company expects to incur additional merger-related expenses. As of September 30, 2009, the remaining unpaid portion of merger-related expenses was $26 million.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
2. Acquisitions, continued
          A summary of merger-related expenses associated with the Bradford and Provident acquisitions included in the consolidated statement of income follows:

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009
	(in thousands)
Salaries and employee benefits	$870	9,649
Equipment and net occupancy	1,845	2,430
Printing, postage and supplies	629	3,444
Other costs of operations	10,666	67,370

	$14,010	82,893

3. Investment securities
The amortized cost and estimated fair value of investment securities were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
		(in thousands)
September 30, 2009
Investment securities available for sale:
U.S. Treasury and federal agencies	$112,718	2,084	19	$114,783
Obligations of states and political subdivisions	66,633	1,864	45	68,452
Mortgage-backed securities:
Government issued or guaranteed	3,475,366	148,308	682	3,622,992
Privately issued residential	2,596,799	10,086	422,648	2,184,237
Privately issued commercial	34,825	—	11,284	23,541
Collateralized debt obligations	109,547	26,875	5,085	131,337
Other debt securities	298,740	13,416	70,990	241,166
Equity securities	140,925	6,776	11,353	136,348

	6,835,553	209,409	522,106	6,522,856

Investment securities held to maturity:
Obligations of states and political subdivisions	213,380	3,926	113	217,193
Privately issued residential mortgage-backed securities	374,190	—	171,520	202,670
Other debt securities	11,173	—	—	11,173

	598,743	3,926	171,633	431,036

Other securities	512,663	—	—	512,663

Total	$7,946,959	213,335	693,739	$7,466,555

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
		(in thousands)
December 31, 2008
Investment securities available for sale:
U.S. Treasury and federal agencies	$290,893	6,203	383	$296,713
Obligations of states and political subdivisions	70,425	1,641	303	71,763
Mortgage-backed securities:
Government issued or guaranteed	3,525,196	93,578	5,994	3,612,780
Privately issued residential	3,104,209	484	778,139	2,326,554
Privately issued commercial	49,231	—	8,185	41,046
Collateralized debt obligations	18,088	—	15,592	2,496
Other debt securities	245,685	18	77,601	168,102
Equity securities	352,908	581	22,750	330,739

	7,656,635	102,505	908,947	6,850,193

Investment securities held to maturity:
Obligations of states and political subdivisions	63,822	1,715	71	65,466
Privately issued residential mortgage-backed securities	411,847	—	92,730	319,117
Other debt securities	10,169	—	—	10,169

	485,838	1,715	92,801	394,752

Other securities	583,176	—	—	583,176

Total	$8,725,649	104,220	1,001,748	$7,828,121

          Gross realized gains on investment securities were $4 thousand and $365 thousand during the three months ended September 30, 2009 and 2008, respectively, and $1 million and $34 million during the nine-month periods ended September 30, 2009 and 2008, respectively. Gross realized losses on investment securities were $60 thousand and $59 thousand during the third quarters of 2009 and 2008, respectively, and $462 thousand and $257 thousand during the nine-month periods ended September 30, 2009 and 2008, respectively. Effective January 1, 2009, the Company adopted new GAAP related to the recognition and presentation of other-than-temporary impairments of investment securities. In accordance with GAAP, the Company recognized $47 million and $104 million of pre-tax other-than-temporary impairment losses during the three and nine months ended September 30, 2009, respectively, related primarily to certain privately issued residential mortgage-backed securities. The impairment charges were recognized in light of deterioration of housing values in the residential real estate market and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. Approximately $3 million of impairment charges recognized in the third quarter of 2009 related to securities backed by trust preferred securities issued by financial institutions. The other-than-temporary impairment losses recognized were net of $17 million and $99 million of unrealized losses classified in accumulated other comprehensive income for the same securities for the three and nine months ended September 30, 2009, respectively. The other-than-temporary impairment losses represent management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance. Other-than-temporary impairment losses on investment securities of $153 million and $158 million were recognized by the Company for the three and nine months ended September 30, 2008, primarily related to its preferred stock holdings of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. The effect of the adoption of the new accounting requirements on debt securities previously reported as other-than-temporarily impaired was not material

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
and, therefore, the Company did not record a transition adjustment as of January 1, 2009. Changes in credit losses during the three and nine months ended September 30, 2009 associated with debt securities for which other-than-temporary impairment losses have been previously recognized in earnings follows:

Debt securities
(in thousands)
Estimated credit losses as of June 30, 2009	$205,918
Additions for credit losses not previously recognized	47,033
Reductions for increases in cash flows	(254)
Reductions for realized losses	(425)

Estimated credit losses as of September 30, 2009	$252,272

Estimated credit losses as of January 1, 2009	$155,967
Additions for credit losses not previously recognized	104,001
Reductions for increases in cash flows	(1,201)
Reductions for realized losses	(6,495)

Estimated credit losses as of September 30, 2009	$252,272

          At September 30, 2009, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized	Estimated
	cost	fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$44,391	44,872
Due after one year through five years	90,344	92,599
Due after five years through ten years	41,956	43,309
Due after ten years	410,947	374,958

	587,638	555,738
Mortgage-backed securities available for sale	6,106,990	5,830,770

	$6,694,628	6,386,508

Debt securities held to maturity:
Due in one year or less	$44,206	44,441
Due after one year through five years	7,559	7,957
Due after five years through ten years	103,665	105,813
Due after ten years	69,123	70,155

	224,553	228,366
Mortgage-backed securities held to maturity	374,190	202,670

	$598,743	431,036

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
          A summary of investment securities that as of September 30, 2009 and December 31, 2008 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
		Unrealized		Unrealized
	Fair value	losses	Fair value	losses
	(in thousands)
September 30, 2009
U.S. Treasury and federal agencies	$2,302	(13)	568	(6)
Obligations of states and political subdivisions	4,792	(65)	4,640	(93)
Mortgage-backed securities:
Government issued or guaranteed	37,865	(197)	24,771	(485)
Privately issued residential	62,998	(40,268)	1,928,822	(553,900)
Privately issued commercial	—	—	23,541	(11,284)
Collateralized debt obligations	4,374	(575)	4,581	(4,510)
Other debt securities	10,363	(458)	151,112	(70,532)
Equity securities	4,148	(1,489)	23,037	(9,864)

Total	$126,842	(43,065)	2,161,072	(650,674)

December 31, 2008
U.S. Treasury and federal agencies	$6,660	(383)	—	—
Obligations of states and political subdivisions	26,456	(315)	2,182	(59)
Mortgage-backed securities:
Government issued or guaranteed	392,780	(4,962)	175,943	(1,032)
Privately issued residential	2,173,593	(629,321)	460,355	(241,548)
Privately issued commercial	—	—	41,046	(8,185)
Collateralized debt obligations	—	(2,221)	1,520	(13,397)
Other debt securities	102,882	(15,563)	60,902	(62,012)
Equity securities	37,905	(22,720)	9	(30)

Total	$2,740,276	(675,485)	741,957	(326,263)

          The Company owned 473 individual investment securities with aggregate gross unrealized losses of $694 million at September 30, 2009. Approximately $594 million of the unrealized losses pertain to privately issued residential mortgage-backed securities with a cost basis of $2.6 billion. The Company also had $73 million of unrealized losses on trust preferred securities issued by financial institutions and securities backed by trust preferred securities issued by financial institutions and other entities having a cost basis of $239 million. Based on a review of each of the securities in the investment securities portfolio at September 30, 2009, with the exception of the aforementioned securities for which other-than-temporary impairment losses were recognized, the Company concluded that it expected to recover the amortized cost basis of its investment. As of September 30, 2009, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities. At September 30, 2009, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $513 million of cost method investment securities.
4. Borrowings
The Company had $1.2 billion of fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at September 30, 2009 which are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings, continued
from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in M&T’s Tier 1 capital. As a result of the acquisition of Provident, M&T assumed $133 million of Junior Subordinated Debentures that mature at various dates from 2028 to 2033.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings, continued
          Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the Common Securities of various trusts and reflecting the noted cancellation of Junior Subordinated Debentures on June 30, 2009, the Junior Subordinated Debentures associated with Capital Securities had financial statement carrying values of $1.2 billion and $1.1 billion as of September 30, 2009 and December 31, 2008, respectively.
5. Stockholders’ equity
M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.
          Issued and outstanding preferred stock of M&T is presented below:

	Shares	Carrying	Carrying
	issued and	value	value
	outstanding	September 30, 2009	December 31, 2008
	(dollars in thousands)
Series A (a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share, 600,000 shares authorized	600,000	$571,125	567,463
Series B (b)
Series B Mandatory Convertible Non-cumulative Preferred Stock, $1,000 liquidation preference per share, 26,500 shares authorized	26,500	26,500	—
Series C (a)(c)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share, 151,500 shares authorized	151,500	130,123	—

(a)	Shares were issued as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). Cash proceeds were allocated between the preferred stock and a ten-year warrant to purchase M&T common stock (Series A — 1,218,522 shares, Series C — 407,542 shares). Dividends, if declared, will accrue and be paid quarterly at a rate of 5% per year for the first five years following the original 2008 issuance dates and thereafter at a rate of 9% per year.

(b)	Shares were assumed in the Provident acquisition and a new Series B Preferred Stock was designated. In the aggregate, the shares of Series B Preferred Stock will automatically convert into 433,148 shares of M&T common stock on April 1, 2011, but shareholders may elect to convert their preferred shares at any time prior to that date. Dividends, if declared, are payable quarterly in arrears at a rate of 10% per year.

(c)	Shares were assumed in the Provident acquisition and a new Series C Preferred Stock was designated.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
6. Pension plans and other postretirement benefits
The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

			Other
	Pension		postretirement
	benefits		benefits
	Three months ended September 30
	2009	2008	2009	2008
	(in thousands)
Service cost	$4,935	4,852	88	140
Interest cost on projected benefit obligation	11,910	10,636	828	1,008
Expected return on plan assets	(11,963)	(11,523)	—	—
Amortization of prior service cost	(1,640)	(1,640)	61	69
Amortization of net actuarial loss	2,424	986	(5)	10

Net periodic benefit cost	$5,666	3,311	972	1,227

			Other
	Pension		postretirement
	benefits		benefits
	Nine months ended September 30
	2009	2008	2009	2008
	(in thousands)
Service cost	$14,548	14,557	265	419
Interest cost on projected benefit obligation	34,189	31,908	2,475	3,025
Expected return on plan assets	(35,014)	(34,570)	—	—
Amortization of prior service cost	(4,919)	(4,919)	182	207
Amortization of net actuarial loss	7,273	2,957	(15)	31

Net periodic benefit cost	$16,077	9,933	2,907	3,682

          Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $8,061,000 and $7,758,000 for the three months ended September 30, 2009 and 2008, respectively, and $27,166,000 and $26,075,000 for the nine months ended September 30, 2009 and 2008, respectively. The Company is not required to make any minimum contributions to the qualified defined benefit pension plan in 2009, however, during the second quarter of 2009 the Company elected to contribute to that plan 900,000 shares of common stock of M&T having a fair value of $44 million.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
7. Earnings per common share
The computations of basic earnings per common share follow:

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
	(in thousands, except per share)
Income available to common stockholders

Net income	$127,664	91,185	243,073	453,646
Less: Preferred stock dividends	(10,056)	—	(26,024)	—
Amortization of preferred stock discount	(2,465)	—	(5,620)	—
Income attributable to unvested stock-based compensation awards	(1,249)	—	(2,367)	—

Net income available to common stockholders	$113,894	91,185	209,062	453,646

Weighted-average shares outstanding:

Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	118,663	110,265	114,843	110,158
Less: Unvested stock-based compensation awards	(1,293)	—	(1,142)	—

Weighted-average shares outstanding	117,370	110,265	113,701	110,158

Basic earnings per common share	$.97	.83	1.84	4.12
          The computations of diluted earnings per common share follow:

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
	(in thousands, except per share)
Net income available to common stockholders	$113,894	91,185	209,062	453,646

Adjusted weighted-average shares outstanding:

Common and unvested stock-based compensation awards	118,663	110,265	114,843	110,158
Less: Unvested stock-based compensation awards	(1,293)	—	(1,142)	—
Plus: Incremental shares from assumed conversion of stock-based compensation awards and convertible preferred stock	177	542	99	842

Adjusted weighted-average shares outstanding	117,547	110,807	113,800	111,000

Diluted earnings per common share	$.97	.82	1.84	4.09

NOTES TO FINANCIAL STATEMENTS, CONTINUED
7. Earnings per common share, continued
          GAAP requires that for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common share pursuant to the two-class method. In 2009, the Company issued stock-based compensation awards in the form of restricted stock and restricted stock units, which, in accordance with GAAP, are considered participating securities. Beginning in 2009, the Company’s earnings per common share are calculated using the two-class method. The effects of the application of the two-class method to previously reported earnings per common share amounts were immaterial.
          Stock-based compensation awards and warrants to purchase common stock of M&T representing approximately 14.7 million and 11.3 million common shares during the three-month periods ended September 30, 2009 and 2008, respectively, and 14.9 million and 9.7 million common shares during the nine-month periods ended September 30, 2009 and 2008, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Comprehensive income
The following table displays the components of other comprehensive income (loss):

	Nine months ended September 30, 2009
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized gains (losses) on investment securities:

Available for sale (“AFS”) investment securities with OTTI:

Securities with OTTI charges during the period	$(202,737)	79,296	(123,441)
Less: OTTI charges recognized in net income	(104,001)	40,662	(63,339)

Net unrealized losses on investment securities with OTTI	(98,736)	38,634	(60,102)

AFS investment securities — all other:

Unrealized holding gains during period	389,609	(149,651)	239,958
Less: reclassification adjustment for losses realized in net income	(135)	54	(81)
Less: securities with OTTI charges during the period	(202,737)	79,296	(123,441)

	592,481	(229,001)	363,480
Amortization of unrealized holding losses to income during period on investment securities previously transferred from AFS to held to maturity (“HTM”)	7,955	(2,183)	5,772

Net unrealized gains on investment securities	501,700	(192,550)	309,150

Cash flow hedges:
Reclassification of losses on terminated cash flow hedges to income	10,873	(4,246)	6,627

Defined benefit plans liability adjustment	2,521	(703)	1,818

	$515,094	(197,499)	317,595

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Comprehensive income, continued

	Nine months ended September 30, 2008
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized losses on AFS investment securities:
Unrealized holding losses during period	$(729,175)	226,923	(502,252)
Add: transfer of investment securities from AFS to HTM	86,943	(20,972)	65,971
Less: reclassification adjustment for losses realized in net income	(156,771)	1,661	(155,110)

	(485,461)	204,290	(281,171)

Unrealized holding losses on investment securities transferred from AFS to HTM:
Unrealized holding losses transferred during period	(86,943)	20,972	(65,971)
Less: amortization of unrealized holding losses to income during period	(2,150)	766	(1,384)

	(84,793)	20,206	(64,587)

Net unrealized losses on investment securities	(570,254)	224,496	(345,758)

Cash flow hedges:
Unrealized losses on terminated cash flow hedges	(20,225)	7,887	(12,338)
Reclassification of losses on terminated cash flow hedges to income	19,483	(7,604)	11,879

	(742)	283	(459)

Defined benefit plans liability adjustment	(1,724)	713	(1,011)

	$(572,720)	225,492	(347,228)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Comprehensive income, continued
          Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

			Cash	Defined
	Investment securities		flow	benefit
	With OTTI	All other	hedges	plans	Total
	(in thousands)
Balance — January 1, 2009	$—	(556,668)	(5,883)	(174,330)	(736,881)

Net gain (loss) during period	(60,102)	369,252	6,627	1,818	317,595

Balance — September 30, 2009	$(60,102)	(187,416)	744	(172,512)	(419,286)

Balance — January 1, 2008		$(59,406)	(8,931)	(46,485)	(114,822)

Net gain (loss) during period		(345,758)	(459)	(1,011)	(347,228)

Balance — September 30, 2008		$(405,164)	(9,390)	(47,496)	(462,050)

9. Derivative financial instruments
As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of September 30, 2009.
          The net effect of interest rate swap agreements was to increase net interest income by $10 million and $5 million for the three months ended September 30, 2009 and 2008, respectively, and $27 million and $11 million for the nine months ended September 30, 2009 and 2008, respectively. Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-
	Notional	Average	average rate
	amount	maturity	Fixed	Variable
	(in thousands)	(in years)
September 30, 2009
Fair value hedges:
Fixed rate time deposits (a)	$25,000	4.0	5.30%	0.36%
Fixed rate long-term borrowings (a)	1,037,241	6.7	6.33	2.24

	$1,062,241	6.7	6.30%	2.19%

December 31, 2008
Fair value hedges:
Fixed rate time deposits (a)	$70,000	6.1	5.14%	2.04%
Fixed rate long-term borrowings (a)	1,037,241	7.5	6.33	4.28

	$1,107,241	7.4	6.25%	4.14%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Derivative financial instruments, continued
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
          For derivatives designated and qualifying as fair value hedges, the fair values of the derivatives and changes in the fair values of the hedged items are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair values of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the consolidated statement of income. In a cash flow hedge, the effective portion of the derivative’s unrealized gain or loss is initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the unrealized gain or loss is reported in “other revenues from operations” immediately. The amount of hedge ineffectiveness recognized in the three- and nine month periods ended September 2009 and 2008 was not material to the Company’s results of operations.
          Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values of $14.7 billion and $14.6 billion at September 30, 2009 and December 31, 2008, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $809 million and $713 million at September 30, 2009 and December 31, 2008, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Derivative financial instruments, continued
          Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$83,069	146,111	$—	—
Commitments to sell real estate loans (a)	115	1,128	5,097	13,604

	83,184	147,239	5,097	13,604

Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	13,958	11,132	38	2,988
Commitments to sell real estate loans (a)	426	5,875	7,982	8,876
Trading:
Interest rate contracts (b)	386,240	513,230	357,363	481,671
Foreign exchange and other option and futures contracts (b)	27,917	38,885	27,162	39,408

	428,541	569,122	392,545	532,943

Total derivatives	$511,725	716,361	$397,642	546,547

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.

(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Derivative financial instruments, continued

	Amount of unrealized gain (loss) recognized
	Three months ended		Three months ended
	September 30, 2009		September 30, 2008
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate time deposits (a)	$(133)	133	(171)	165
Fixed rate long-term borrowings (a)	19,265	(18,349)	12,905	(12,080)

Total	$19,132	(18,216)	12,734	(11,915)

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$(1,421)		642
Foreign exchange and other option and futures contracts (b)	604		(285)

Total	$(817)		357

	Amount of unrealized gain (loss) recognized
	Nine months ended		Nine months ended
	September 30, 2009		September 30, 2008
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate time deposits (a)	$(1,527)	1,520	(1,596)	1,574
Fixed rate long-term borrowings (a)	(62,452)	58,476	(10,765)	10,975

Total	$(63,979)	59,996	(12,361)	12,549

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$(2,778)		4,511
Foreign exchange and other option and futures contracts (b)	1,536		491

Total	$(1,242)		5,002

(a)	Reported as other revenues from operations.

(b)	Reported as trading account and foreign exchange gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Derivative financial instruments, continued
          In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans, which are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied. Those unrealized gains and losses reflect both changes in the value of loans and commitments as well as changes in volume of the loans and commitments outstanding as of each respective period-end date. For the three months ended September 30, 2009, net unrealized pre-tax losses of $22,672,000 related to commitments to sell real estate loans, net unrealized pre-tax gains of $4,244,000 related to commitments to originate real estate loans and net unrealized pre-tax gains of $8,308,000 related to hedged real estate loans held for sale were recognized in the consolidated statement of income. For the three months ended September 30, 2008, net unrealized pre-tax gains of $4,505,000 related to commitments to sell real estate loans, net unrealized pre-tax losses of $5,834,000 related to commitments to originate real estate loans and net unrealized pre-tax gains of $1,048,000 related to hedged real estate loans held for sale were recognized in the consolidated statement of income. For the nine months ended September 30, 2009, net unrealized pre-tax gains of $2,939,000 related to commitments to sell real estate loans, net unrealized pre-tax gains of $5,654,000 related to commitments to originate real estate loans and net unrealized pre-tax losses of $3,302,000 related to hedged real estate loans held for sale were recognized in the consolidated statement of income. For the nine months ended September 30, 2008, net unrealized pre-tax gains of $11,430,000 related to commitments to sell real estate loans, net unrealized pre-tax losses of $4,952,000 related to commitments to originate real estate loans and net unrealized pre-tax losses of $6,606,000 related to hedged real estate loans held for sale were recognized in the consolidated statement of income.
          The aggregate fair value of derivative financial instruments in a net liability position at September 30, 2009 for which the Company was required to post collateral was $266 million. The fair value of collateral posted for such instruments was $260 million.
          The Company’s credit exposure with respect to the estimated fair value as of September 30, 2009 of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparties as well as counterparty postings of $54 million of collateral with the Company.
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
Trading account assets and liabilities
Trading account assets and liabilities consist primarily of interest rate swap agreements and foreign exchange contracts with customers who require such services with offsetting positions with third parties to minimize the Company’s risk with respect to such transactions. The Company generally determines the fair value of its derivative trading account assets and liabilities using externally developed pricing models based on market observable inputs and therefore classifies such valuations as Level 2. Prices for certain foreign exchange contracts are more observable and therefore have been classified as Level 1. Mutual funds held in connection with deferred compensation arrangements have also been classified as Level 1 valuations. Valuations of investments in municipal and other bonds can generally be obtained through reference to quoted prices in less active markets for the same or similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.
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
          In April 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting rules that provided guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. The Company has concluded that there has been a significant decline

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
in the volume and level of activity in the market for privately issued mortgage-backed securities. As a result, the Company supplemented its determination of fair value for many of its privately issued mortgage-backed securities by obtaining pricing indications from two independent sources at September 30, 2009. The Company further ascertained that many of the recently observable trades in the market for privately issued residential mortgage-backed securities could not be determined to be orderly. As a result, the Company also performed internal modeling to estimate the cash flows and fair value of 148 of its privately issued residential mortgage-backed securities with an amortized cost basis of $2.0 billion at September 30, 2009. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds, including estimates about the timing and amount of credit losses and prepayments. In estimating those cash flows, the Company used conservative assumptions as to future delinquency, defaults and loss rates, including assumptions for further home price depreciation. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities given the conservative nature of the cash flow modeling performed in the Company’s assessment of value. To determine the point within the range of potential values that was most representative of fair value under current market conditions for each of the 148 bonds, the Company computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. Weightings applied to internal model valuations generally ranged from zero to 40% depending on bond structure and collateral type, with prices for bonds in non-senior tranches generally receiving lower weightings on the internal model results and senior bonds receiving a higher model weighting. Weighted-average reliance on internal model pricing for the bonds modeled was 36% with a 64% average weighting placed on the values provided by the independent sources. The Company concluded its estimate of fair value for the $2.0 billion of privately issued residential mortgage-backed securities to approximate $1.7 billion, which implies a weighted-average market yield based on reasonably likely cash flows of 10.5%. Other valuations of privately issued residential mortgage-backed securities with an amortized cost basis of $569 million and fair value of $526 million, primarily comprised of retained securities from two non-recourse securitization transactions executed by the Company in 2002 and 2003, and other privately issued commercial mortgage-backed securities with an amortized cost basis of $35 million and a fair value of $24 million were determined by reference to independent pricing sources without adjustment.
          Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. Given the severe disruption in the credit markets and lack of observable trade information, the Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at September 30, 2009. The modeling techniques included discounting estimated cash flows using bond-specific assumptions about defaults, deferrals and prepayments of the trust preferred securities underlying each bond. The estimation of cash flows included conservative assumptions as to the future collateral defaults and the related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. At September 30, 2009, both the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities was $107 million and $131 million, respectively. Privately issued mortgage-backed securities and securities backed

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
by trust preferred securities issued by financial institutions and other entities constituted substantially all of the available for sale investment securities classified as Level 3 valuations as of September 30, 2009.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
          The following tables present assets and liabilities at September 30, 2009 and December 31, 2008 measured at estimated fair value on a recurring basis:

	Fair value
	measurements at
	September 30,
	2009	Level 1	Level 2	Level 3
	(in thousands)
Trading account assets	$497,064	46,633	450,431	—

Investment securities available for sale:
U.S. Treasury and federal agencies	114,783	—	114,783	—
Obligations of states and political subdivisions	68,452	—	56,117	12,335
Mortgage-backed securities:
Government issued or guaranteed	3,622,992	—	3,622,992	—
Privately issued residential	2,184,237	—	—	2,184,237
Privately issued commercial	23,541	—	—	23,541
Collateralized debt obligations	131,337	—	—	131,337
Other debt securities	241,166	—	240,781	385
Equity securities	136,348	117,131	16,899	2,318

	6,522,856	117,131	4,051,572	2,354,153

Real estate loans held for sale	580,810	—	580,810	—
Other assets (a)	97,656	—	83,698	13,958

Total assets	$7,698,386	163,764	5,166,511	2,368,111

Trading account liabilities	$384,525	12,097	372,428	—
Other liabilities (a)	13,117	—	13,079	38

Total liabilities	$397,642	12,097	385,507	38

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2009 were as follows:

								Changes in
								unrealized
								gains (losses)
								included in
		Total gains (losses)						earnings
		realized/unrealized						related to
				Included in	Purchases,	Transfer		assets still
	Balance-			other	sales,	in and/or	Balance-	held at
	June 30,	Included		comprehensive	issuances &	out of	September 30,	September 30,
	2009	in earnings		income	settlements	Level 3	2009	2009
	(in thousands)
Investment securities available for sale:
Obligations of states and political subdivisions	$12,203	—		132	—	—	12,335	—
Privately issued residential mortgage-backed securities	2,241,758	(44,278	)(a)	161,308	(174,551)	—	2,184,237	(44,278	)(a)
Privately issued commercial mortgage-backed securities	23,018	—		523	—	—	23,541	—
Collateralized debt obligations	112,372	(2,502	)(a)	19,205	2,262	—	131,337	(2,502	)(a)
Other debt securities	765	—		70	—	(450)	385	—
Equity securities	2,329	—		1	(12)	—	2,318	—

	2,392,445	(46,780)		181,239	(172,301)	(450)	2,354,153	(46,780)
Other assets and other liabilities	9,676	16,195	(b)	—	—	(11,951)	13,920	13,148	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2008 were as follows:

								Changes in
								unrealized
								gains (losses)
								included in
		Total gains (losses)						earnings
		realized/unrealized						related to
				Included in	Purchases,	Transfer		assets still
	Balance-			other	sales,	in and/or	Balance-	held at
	June 30,	Included		comprehensive	issuances &	out of	September 30,	September 30,
	2008	in earnings		income	settlements	Level 3	2008	2008
	(in thousands)
Investment securities available for sale:
U.S. Treasury and federal agencies	$5,367	—		61	(123)	—	5,305	—
Obligations of states and political subdivisions	47	—		—	—	—	47	—
Government issued or guaranteed mortgage- backed securities	89,071	—		(745)	(2,704)	—	85,622	—
Privately issued residential and commercial mortgage- backed securities	896,018	—		(24,110)	(25,306)	1,941,572	2,788,174	—
Collateralized debt obligations	14,482	—		(9,383)	—	26	5,125	—
Equity securities	2,329	—		(5)	(24)	—	2,300	—

	1,007,314	—		(34,182)	(28,157)	1,941,598	2,886,573	—
Other assets and other liabilities	4,119	1,214	(b)	—	—	(7,047)	(1,714)	(1,939	)(b)

(a)	Reported as an other-than-temporary impairment loss in the consolidated statement of income or as gain (loss) on bank investment securities.

(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2009 were as follows:

								Changes in
								unrealized
								gains (losses)
								included in
		Total gains (losses)						earnings
		realized/unrealized						related to
				Included in	Purchases,	Transfer		assets still
	Balance-			other	sales,	in and/or	Balance-	held at
	December 31,	Included		comprehensive	issuances &	out of	September 30,	September 30,
	2008	in earnings		income	settlements	Level 3	2009	2009
	(in thousands)
Investment securities available for sale:
U.S. Treasury and federal agencies	$5,532	—		—	—	(5,532)	—	—
Obligations of states and political subdivisions	38	—		154	—	12,143	12,335	—
Government issued or guaranteed mortgage-backed securities	84,544	—		—	—	(84,544)	—	—
Privately issued residential mortgage-backed securities	2,326,554	(98,746	)(a)	376,435	(420,006)	—	2,184,237	(98,746	)(a)
Privately issued commercial mortgage-backed securities	41,046	—		(8,478)	(9,027)	—	23,541	—
Collateralized debt obligations	2,496	(4,055	)(a)	32,917	99,979	—	131,337	(4,055	)(a)
Other debt securities	—	—		110	725	(450)	385	—
Equity securities	2,302	—		2	14	—	2,318	—

	2,462,512	(102,801)		401,140	(328,315)	(78,383)	2,354,153	(102,801)
Other assets and other liabilities	8,266	35,685	(b)	—	—	(30,031)	13,920	16,444	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2008 were as follows:

								Changes in
								unrealized
								gains
								(losses)
								included in
		Total gains (losses)						earnings
		realized/unrealized						related to
				Included in	Purchases,	Transfer		assets still
	Balance-			other	sales,	in and/or	Balance-	held at
	January 1,	Included		comprehensive	issuances &	out of	September 30,	September 30,
	2008	in earnings		income	settlements	Level 3	2008	2008
	(in thousands)
Investment securities available for sale:
U.S. Treasury and federal agencies	$5,696	—		41	(432)	—	5,305	—
Obligations of states and political subdivisions	50	—		(3)	—	—	47	—
Government issued or guaranteed mortgage- backed securities	118,992	—		61	(4,495)	(28,936)	85,622	—
Privately issued residential and commercial mortgage- backed securities	1,159,644	—		(101,748)	(126,075)	1,856,353	2,788,174	—
Collateralized debt obligations	27,115	—		(22,016)	—	26	5,125	—
Equity securities	2,324	—		(9)	(15)	—	2,300	—

	1,313,821	—		(123,674)	(131,017)	1,827,443	2,886,573	—
Other assets and other liabilities	2,654	16,176	(b)	—	—	(20,544)	(1,714)	(1,714	)(b)

(a)	Reported as an other-than-temporary impairment loss in the consolidated statement of income or as gain (loss) on bank investment securities.

(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
     The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.
Loans
Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $828 million at September 30, 2009, ($301 million and $527 million of which were classified as Level 2 and Level 3, respectively) and $328 million at September 30, 2008 ($205 million and $123 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2009 were decreases of $136 million and $292 million for the three and nine months ended September 30, 2009, respectively, and on loans held by the Company on September 30, 2008 were decreases of $76 million and $131 million for the three and nine months ended September 30, 2008, respectively.
Capitalized servicing rights
Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. At September 30, 2009, $28 million of capitalized servicing rights had a carrying value equal to their fair value. Changes in the fair value-based valuation allowance for capitalized servicing rights recognized for the nine months ended September 30, 2009 reflected increases in fair value of $18 million. There were no similar changes during the

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Fair value measurements, continued
three months ended September 30, 2009. At September 30, 2008, $20 million of capitalized servicing rights had a carrying value equal to their fair value. Changes in the fair value-based valuation allowance for capitalized servicing rights recognized for the three months ended September 30, 2008 reflected decreases in fair value of $1 million and for the nine months ended September 30, 2008 reflected increases in fair value of $3 million.
Assets taken in foreclosure of defaulted loans
Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $38 million at September 30, 2009. Changes in fair value recognized for those foreclosed assets held by the Company at September 30, 2009 were $4 million and $25 million for the three and nine months ended September 30, 2009, respectively.

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
     The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	September 30, 2009		December 31, 2008
	Carrying	Calculated	Carrying	Calculated
	Amount	Estimate	Amount	Estimate
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,373,714	$1,373,714	$1,568,151	$1,568,151
Interest-bearing deposits at banks	54,443	54,443	10,284	10,284
Trading account assets	497,064	497,064	617,821	617,821
Agreements to resell securities	—	—	90,000	90,000
Investment securities	7,634,262	7,466,555	7,919,207	7,828,121
Loans and leases:
Commercial loans and leases	13,517,538	13,075,496	14,261,882	14,137,805
Commercial real estate loans	21,007,376	20,428,915	18,837,665	18,210,209
Residential real estate loans	5,427,260	5,001,990	4,904,424	4,249,137
Consumer loans	12,251,598	11,746,905	10,996,492	10,849,635
Allowance for credit losses	(867,874)	—	(787,904)	—

Loans and leases, net	51,335,898	50,253,306	48,212,559	47,446,786
Accrued interest receivable	235,225	235,225	222,073	222,073

Financial liabilities:
Noninterest-bearing deposits	$(12,730,083)	$(12,730,083)	$(8,856,114)	$(8,856,114)
Savings deposits and NOW accounts	(24,048,178)	(24,048,178)	(20,630,226)	(20,630,226)
Time deposits	(8,765,520)	(8,838,198)	(9,046,937)	(9,108,821)
Deposits at foreign office	(1,318,070)	(1,318,070)	(4,047,986)	(4,047,986)
Short-term borrowings	(2,927,268)	(2,927,268)	(3,009,735)	(3,009,735)
Long-term borrowings	(10,354,392)	(9,748,011)	(12,075,149)	(11,104,337)
Accrued interest payable	(149,137)	(149,137)	(142,456)	(142,456)
Trading account liabilities	(384,525)	(384,525)	(521,079)	(521,079)

Other financial instruments:
Commitments to originate real estate loans for sale	$13,920	$13,920	$8,144	$8,144
Commitments to sell real estate loans	(12,538)	(12,538)	(15,477)	(15,477)
Other credit-related commitments	(51,549)	(51,549)	(51,361)	(51,361)
Interest rate swap agreements used for interest rate risk management	83,069	83,069	146,111	146,111

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

	September 30,	December 31,
	2009	2008
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$6,555,861	5,972,541
Commercial real estate loans to be sold	40,626	252,559
Other commercial real estate and construction	1,766,440	2,238,464
Residential real estate loans to be sold	795,084	870,578
Other residential real estate	140,325	211,705
Commercial and other	7,115,523	6,666,988

Standby letters of credit	3,848,468	3,886,396

Commercial letters of credit	56,059	45,503

Financial guarantees and indemnification contracts	1,549,714	1,546,873

Commitments to sell real estate loans	1,070,413	1,306,041
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
     Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and may include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Federal National Mortgage Association Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $1.3 billion and $1.2 billion at September 30, 2009 and December 31, 2008, respectively.
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
     The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $99 million at September 30, 2009. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $70 million at September 30, 2009. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms.
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
     Information about the Company’s segments is presented in the following table:

	Three months ended September 30
	2009			2008
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)
	(in thousands)

Business Banking	$108,744	—	33,707	93,573	2	29,559

Commercial Banking	183,407	—	41,158	152,429	94	59,898

Commercial Real Estate	107,524	14	42,229	85,625	145	35,867

Discretionary Portfolio	1,346	(2,894)	(10,496)	(107,756)	(2,616)	(78,402)

Residential Mortgage Banking	74,336	11,170	1,209	55,896	8,242	(17,801)

Retail Banking	336,049	2,902	74,043	287,609	3,136	58,336

All Other	14,475	(11,192)	(54,186)	34,580	(9,003)	3,728

Total	$825,881	—	127,664	601,956	—	91,185

	Nine months ended September 30
	2009			2008
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)
	(in thousands)

Business Banking	$305,511	—	94,518	280,817	5	91,889

Commercial Banking	535,092	—	168,315	468,579	344	180,223

Commercial Real Estate	297,335	53	108,669	260,176	556	121,322

Discretionary Portfolio	29,077	(9,671)	(18,864)	(35,489)	(11,115)	(57,101)

Residential Mortgage Banking	234,363	38,041	(4,168)	187,335	34,526	(23,162)

Retail Banking	933,726	8,066	180,590	882,652	9,458	196,733

All Other	(55,859)	(36,489)	(285,987)	107,213	(33,774)	(56,258)

Total	$2,279,245	—	243,073	2,151,283	—	453,646

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Segment information, continued

	Average total assets
	Nine months ended		Year ended
	September 30		December 31
	2009	2008	2008
		(in millions)
Business Banking	$4,821	4,431	4,452

Commercial Banking	15,451	14,845	14,981

Commercial Real Estate	12,563	11,296	11,394

Discretionary Portfolio	13,642	14,464	14,179

Residential Mortgage Banking	2,619	2,692	2,660

Retail Banking	11,862	11,397	11,356

All Other	6,026	6,073	6,110

Total	$66,984	65,198	65,132

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $5,795,000 and $5,260,000 for the three-month periods ended September 30, 2009 and 2008, respectively, and $15,942,000 and $16,894,000 for the nine-month periods ended September 30, 2009 and 2008, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.
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
     Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has purchased loan servicing rights for small balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $5.7 billion and $5.9 billion at September 30, 2009 and December 31, 2008, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $44 million at September 30, 2009 and $58 million at December 31, 2008. In addition, capitalized servicing rights at September 30, 2009 and December 31, 2008 also included $20 million and $28 million, respectively, for servicing rights that were purchased from Bayview Financial related to residential mortgage

NOTES TO FINANCIAL STATEMENTS, CONTINUED
13. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P., continued
loans with outstanding principal balances of $4.1 billion at September 30, 2009 and $4.6 billion at December 31, 2008. Revenues from servicing residential and small balance commercial mortgage loans purchased from BLG and Bayview Financial were $12 million and $13 million during the three-month periods ended September 30, 2009 and 2008, respectively, and $38 million and $40 million for the nine months ended September 30, 2009 and 2008, respectively. M&T Bank provided $41 million and $71 million of credit facilities to Bayview Financial at September 30, 2009 and December 31, 2008, respectively, of which $31 million and $57 million were outstanding at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, the Company held $24 million and $32 million, respectively, of collateralized mortgage obligations in its available-for-sale investment securities portfolio that were securitized by Bayview Financial. In addition, the Company held $374 million and $412 million of similar investment securities in its held-to-maturity portfolio at September 30, 2009 and December 31, 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Net income for M&T Bank Corporation (“M&T”) in the third quarter of 2009 was $128 million or $.97 of diluted earnings per common share, compared with $91 million or $.82 of diluted earnings per common share in the third quarter of 2008. During the second quarter of 2009, net income was $51 million or $.36 of diluted earnings per common share. Basic earnings per common share were $.97 in the recent quarter, compared with $.83 in the year-earlier quarter and $.36 in the second quarter of 2009. The after-tax impact of acquisition and integration-related gains and expenses (included herein as merger-related expenses) related to 2009 acquisition transactions resulted in income of $9 million ($15 million pre-tax) or $.08 of basic and diluted earnings per common share in the third quarter of 2009. Merger-related expenses in the second quarter of 2009 totaled $40 million ($66 million pre-tax) or $.35 of basic and diluted earnings per common share. There were no merger-related expenses during the third quarter of 2008. For the nine months ended September 30, 2009, net income was $243 million or $1.84 per diluted common share, compared with $454 million or $4.09 per diluted common share during the corresponding period of 2008. Basic earnings per common share were $1.84 for the first nine months of 2009, compared with $4.12 in the similar nine-month period of 2008. The after-tax impact of merger-related gains and expenses was $33 million ($54 million pre-tax) or $.28 of basic and diluted earnings per common share in the nine-month period ended September 30, 2009. Similar merger-related expenses associated with late-2007 acquisitions were $2 million ($4 million pre-tax) or $.02 of basic and diluted earnings per common share in the first nine months of 2008.
     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the recent quarter was .73%, compared with .56% in the third quarter of 2008 and .31% in the second quarter of 2009. The annualized rate of return on average common stockholders’ equity was 6.72% in the third quarter of 2009, compared with 5.66% in the year-earlier quarter and 2.53% in 2009’s second quarter. During the first nine months of 2009, the annualized rates of return on average assets and average common stockholders’ equity were .49% and 4.35%, respectively, compared with .93% and 9.37%, respectively, in the similar 2008 period.
     Several noteworthy items are reflected in M&T’s third quarter 2009 results. On August 28, 2009 M&T Bank, M&T’s principal banking subsidiary, entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits and acquire certain assets of Bradford Bank (“Bradford”), Baltimore, Maryland. As part of the transaction, M&T Bank entered into a loss-share arrangement with the FDIC whereby M&T Bank will be reimbursed by the FDIC for most losses it incurs on the acquired loan portfolio. Assets acquired in the transaction totaled approximately $469 million, including $302 million of loans, and liabilities assumed aggregated $440 million, including $361 million of deposits. In accordance with generally accepted accounting principles (“GAAP”), M&T Bank recorded an after-tax gain on the transaction of $18 million ($29 million before taxes) during the recent quarter. Merger-related expenses associated with this transaction and with M&T’s second quarter acquisition of Provident Bankshares Corporation (“Provident”) totaled $9 million, after applicable tax effect, in the recent quarter. Also reflected in M&T’s third quarter 2009 results were $29 million of after-tax other-than-temporary impairment charges ($47 million before taxes) on certain available-for-sale investment securities. Specifically, such charges related to certain privately issued collateralized mortgage obligations (“CMOs”) backed by residential real estate loans and collateralized debt obligations (“CDOs”)

backed by pooled trust preferred securities of financial institutions. However, because those investment securities were previously reflected at fair value on the consolidated balance sheet, the impairment charges did not reduce stockholders’ equity. Finally, M&T’s results benefited from a $10 million reversal of accrued income taxes for previously uncertain tax positions in various jurisdictions. The overall impact of the items described herein was to reduce M&T’s third quarter 2009 net income by approximately $9 million, or $.08 of diluted earnings per common share.
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
     The Provident transaction has been accounted for using the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded by M&T at their estimated fair values as of the acquisition date. Assets acquired totaled $6.3 billion, including $4.0 billion of loans and leases (including approximately $1.7 billion of commercial real estate loans, $1.4 billion of consumer loans, $700 million of commercial loans and leases and $300 million of residential real estate loans) and $1.0 billion of investment securities. Liabilities assumed were $5.9 billion, including $5.1 billion of deposits. The transaction added $436 million to M&T’s stockholders’ equity, including $280 million of common equity and $156 million of preferred equity. In connection with the acquisition, the Company recorded $332 million of goodwill and $63 million of core deposit intangible. The core deposit intangible is being amortized over seven years using an accelerated method. The acquisition of Provident expands the Company’s presence in the Mid-Atlantic area, gives the Company the second largest deposit share in Maryland, and tripled the Company’s presence in Virginia. The previously described transaction to acquire certain assets and liabilities of Bradford was also accounted for using the acquisition method of accounting.
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

     Merger-related expenses associated with the acquisition of Provident incurred during the quarter ended June 30, 2009 totaled $66 million ($40 million after tax effect). Such expenses were for professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing Provident contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to Provident’s customers; severance and incentive compensation costs; travel costs; and printing, supplies and other costs of commencing operations in new markets and offices. Additional information about the acquisition of Provident is provided in note 2 of Notes to Financial Statements.
     The condition of the residential real estate marketplace and the U.S. economy since 2007 has had a significant impact on the financial services industry as a whole, and specifically on the financial results of the Company. A pronounced downturn in the residential real estate market that began in early 2007 has resulted in significantly lower residential real estate values and higher delinquencies and charge-offs of loans, including loans to builders and developers of residential real estate. During 2009, the Company has experienced higher delinquencies and charge-offs related to its commercial loan and commercial real estate loan portfolios as well. Additionally, investment securities backed by residential and commercial real estate have reflected substantial unrealized losses due to a lack of liquidity in the financial markets and anticipated credit losses. Many financial institutions, including the Company, have taken charges for those unrealized losses that were deemed to be other than temporary.
     The Company’s financial results for the second quarter of 2009 were adversely impacted by certain events. During that quarter, the FDIC announced that it would levy a special assessment on insured financial institutions to rebuild the Deposit Insurance Fund. That special assessment amounted to $33 million ($20 million after tax effect, or $.17 of diluted earnings per common share). Also during the second quarter of 2009, other-than-temporary impairment charges of $25 million (pre-tax) were recorded on certain privately issued CMOs backed by residential real estate loans and CDOs backed by pooled trust preferred securities of financial institutions. Such securities are held in the Company’s available-for-sale investment securities portfolio. Those charges reduced net income and diluted earnings per common share by $15 million and $.13, respectively.
     Results recorded by the Company in the third quarter of 2008 were affected by two noteworthy events. During that quarter, a $153 million (pre-tax) other-than-temporary impairment charge was recorded related to preferred stock issuances of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The write-down was taken on preferred stock with a basis of $162 million following the U.S. Government’s placement of Fannie Mae and Freddie Mac under conservatorship on September 7, 2008. As a result of the impairment charge and the recognition of available income tax benefits, M&T’s reported net income in the third quarter of 2008 was reduced by $97 million, or $.88 of diluted earnings per common share. Also during that quarter, the Company resolved certain tax issues related to its activities in various jurisdictions during the years 1999-2007. As a result, the Company paid $40 million to settle those issues, but was able to reduce previously accrued income tax expense in 2008’s third quarter by $40 million, thereby adding $.36 to diluted earnings per common share.

Supplemental Reporting of Non-GAAP Results of Operations
As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.7 billion at September 30, 2009, compared with $3.4 billion at each of September 30, 2008 and December 31, 2008. Included in such intangible assets was goodwill of $3.5 billion at September 30, 2009 and $3.2 billion at each of September 30 and December 31, 2008. Amortization of core deposit and other intangible assets, after tax effect, totaled $10 million ($.09 per diluted common share) during each of the third quarters of 2009 and 2008, and $9 million ($.08 per diluted common share) during the second quarter of 2009. For the nine-month periods ended September 30, 2009 and 2008, amortization of core deposit and other intangible assets, after tax effect, totaled $29 million ($.25 per diluted common share) and $31 million ($.28 per diluted common share), respectively.
     M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and gains and expenses associated with merging acquired operations into the Company, since such items are considered by management to be “nonoperating” in nature. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.
     Net operating income was $129 million in the third quarter of 2009, compared with $101 million in the year-earlier quarter. Diluted net operating earnings per common share for the recent quarter were $.98, compared with $.91 in the third quarter of 2008. Net operating income and diluted net operating earnings per common share were $101 million and $.79, respectively, in the second quarter of 2009. For the first nine months of 2009, net operating income and diluted net operating earnings per common share were $305 million and $2.37, respectively, compared with $487 million and $4.39 in the corresponding 2008 period.
     Net operating income expressed as an annualized rate of return on average tangible assets was ..78% in the recently completed quarter, compared with .65% in the third quarter of 2008 and .64% in 2009’s second quarter. Net operating income expressed as an annualized return on average tangible common equity was 14.87% in the recent quarter, compared with 13.17% in the third quarter of 2008 and 12.08% in the second quarter of 2009. For the nine-month period ended September 30, 2009, net operating income represented an annualized return on average tangible assets and average tangible common stockholders’ equity of .64% and 12.19%, respectively, compared with 1.05% and 21.10%, respectively, in the similar 2008 period.
     Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.
Taxable-equivalent Net Interest Income
Taxable-equivalent net interest income aggregated $553 million in the third quarter of 2009, 12% higher than $493 million in the year-earlier quarter and 9% above $507 million in the second quarter of 2009. The improvement from 2008’s third quarter reflects a 22 basis point (hundredths of one percent) widening of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, and higher average earning assets, which increased $2.9 billion, or 5%, to $60.9 billion from $58.0 billion in the third quarter of 2008. The Company’s net interest margin was 3.61% in the third quarter of 2009, compared with 3.39% in the third quarter of 2008. The growth in taxable-equivalent net interest income from the second quarter of 2009 was due to an 18 basis point improvement in the net interest margin and higher earning asset balances, which rose $1.6 billion from 2009’s second quarter. The most significant factors for the higher recent-quarter net interest margin as compared with the previous quarters were lower interest rates paid on deposits and long-term borrowings. The higher average earning asset level in the recent quarter resulted from the full-quarter impact of earning assets obtained in the Provident transaction, which at acquisition date totaled approximately $5.1 billion.
     For the first nine months of 2009, taxable-equivalent net interest income was $1.51 billion, up 3% from $1.47 billion in the corresponding period of 2008. Contributing to that improvement were growth in average earning assets, which rose $1.2 billion, or 2%, and a widening of the Company’s net interest margin of 3 basis points, to 3.41% in 2009 from 3.38% in 2008. The increase in average earning assets was due to the Provident acquisition and the improved net interest margin resulted from lower interest rates paid on deposits and borrowings.
     Average loans and leases rose $3.8 billion, or 8%, to $52.3 billion in the recently completed quarter from $48.5 billion in the third quarter of 2008. Included in average loans and leases in the recent quarter were loans obtained in the Provident acquisition, which added approximately $3.9 billion to the average loan and lease total. The impact of the loans obtained in the Bradford transaction on average loan and lease balances in the recent quarter was not significant. Average commercial loan and lease balances were $13.8 billion in the recent quarter, compared with $13.9 billion in 2008’s third quarter. The impact of such loans acquired from Provident added approximately $600 million to the recent quarter’s average total. Offsetting that impact was a decline in average automobile floor plan loans of approximately $386 million, along with generally lower demand for commercial loans. Commercial real estate loans averaged $20.8 billion in the third quarter of 2009, up $2.3 billion or 12% from $18.6 billion in the year-earlier quarter, and reflected loans obtained from Provident averaging approximately $1.7 billion in the recent quarter. Average outstanding residential real estate loans increased $465 million or 9% to $5.4 billion in the recently completed quarter from $5.0 billion in the third quarter of 2008. Included in that portfolio were loans held for sale, which averaged $613 million in the recent quarter, compared with $493 million in the third quarter of 2008. Residential real estate loans acquired in the Provident transaction averaged approximately $266 million in the third quarter of 2009. Consumer loans averaged $12.2 billion in the third quarter of 2009, $1.2 billion or 11% higher than $11.1 billion in the year-earlier quarter. That growth was due to loans obtained from Provident, which averaged approximately $1.4 billion (largely home equity loans and lines of credit), and higher outstanding balances of home equity lines of credit, partially offset by declines in average outstanding automobile and home equity loan balances.
     Average outstanding loan balances grew $1.8 billion, or 3% from the second to the third quarter of 2009, largely due to the full-quarter impact of loans acquired in the Provident transaction. Excluding Provident-related loans, total average loans in the recent quarter declined approximately $400 million from the second quarter of 2009. That decline was the result of lower average commercial loan balances, partially offset by growth in average commercial real estate loans outstanding. The following table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2009	2008	2009
Commercial, financial, etc.	$13,801	(1)%	(2)%
Real estate – commercial	20,843	12	6
Real estate – consumer	5,429	9	3
Consumer
Automobile	3,127	(11)	(2)
Home equity lines	5,763	28	10
Home equity loans	1,066	3	9
Other	2,291	13	8

Total consumer	12,247	11	6

Total	$52,320	8%	3%

     For the first nine months of 2009, average loans and leases aggregated $50.6 billion, up $1.7 billion or 4% from $48.9 billion in the similar 2008 period. That growth was predominantly the result of loans obtained from Provident. Excluding the impact of loans acquired from Provident, higher average commercial real estate loan balances were more than offset by declines in average outstanding balances of residential real estate loans (due largely to securitization transactions in June and July of 2008) and consumer loans.
     The investment securities portfolio averaged $8.4 billion in the recent quarter, down $883 million or 9% from $9.3 billion in the year-earlier quarter. That decline largely reflects paydowns of mortgage-backed securities, partially offset by the investment securities obtained in the Provident transaction. Provident-related securities increased average investment securities balances in the recent quarter by approximately $1.0 billion. Average investment securities balances in the third quarter of 2009 were down 1% from the second quarter of 2009, as the impact of paydowns was offset by the full-quarter effect of the investment securities acquired from Provident. For the first nine months of 2009 and 2008, average investment securities were $8.5 billion and $9.0 billion, respectively.
     The investment securities portfolio is largely comprised of residential mortgage-backed securities and CMOs, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to the risks assumed, including prepayments. In managing the investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination.
     The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” As previously discussed, an other-than-temporary impairment charge of $47 million (pre-tax) was recognized in the third quarter of 2009 related to certain privately issued CMOs and CDOs held in the Company’s available-for-sale investment securities portfolio. During the second quarter of 2009, an other-than-temporary impairment charge of $25 million (pre-tax) was recognized on certain privately issued CMOs and CDOs. Finally, during 2008’s third quarter, the Company recognized other-than-temporary impairment charges of $153 million (pre-tax) related to its holdings of preferred stock of Fannie Mae and Freddie Mac. Poor economic conditions, high unemployment and declining real estate values are significant factors contributing to the recognition of the other-

than-temporary impairment charges. As of September 30, 2009 and December 31, 2008, the Company concluded that the remaining declines associated with the rest of the investment securities portfolio were temporary in nature. That conclusion was based on management’s assessment of future cash flows associated with individual investment securities as of each respective date. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 10 of Notes to Financial Statements.
     Other earning assets include deposits at banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $160 million, $191 million and $235 million for the quarters ended September 30, 2009, September 30, 2008 and June 30, 2009, respectively. For the nine-month periods ended September 30, 2009 and 2008, average balances of other earning assets were $197 million and $192 million, respectively. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.
     As a result of the changes described herein, average earning assets aggregated $60.9 billion in the third quarter of 2009, compared with $58.0 billion in the year-earlier quarter. Average earning assets were $59.3 billion in the second quarter of 2009 and totaled $59.2 billion and $58.0 billion for the nine-month periods ended September 30, 2009 and 2008, respectively.
     The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, nonbrokered interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned banking subsidiary of M&T, are also included in core deposits. Average core deposits totaled $40.9 billion in the third quarter of 2009, compared with $31.6 billion in the year-earlier quarter and $38.2 billion in the second quarter of 2009. The acquisition of Provident added approximately $1.4 billion and $3.0 billion to average core deposits during the quarters ended June 30 and September 30, 2009, respectively. Excluding deposits obtained in the Provident transaction, the growth in core deposits since the third quarter of 2008 was due, in part, to the impact on the attractiveness of alternative investments to the Company’s customers resulting from lower interest rates and the continuing recessionary environment in the U.S. During the declining interest rate environment, over the last twelve months the Company has also experienced a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have increased. The following table provides an analysis of quarterly changes in the components of average core deposits. For the nine-month periods ended September 30, 2009 and 2008, core deposits averaged $38.0 billion and $31.3 billion, respectively.
AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2009	2008	2009
NOW accounts	$532	10%	6%
Savings deposits	22,667	26	5
Time deposits less than $100,000	5,591	3	2
Noninterest-bearing deposits	12,122	58	15

Total	$40,912	29%	7%

     Domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits provide additional sources of funding for the Company. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $2.5 billion in the third quarter of 2009, compared with $2.4 billion and $2.7 billion in the year-earlier quarter and the second quarter of 2009, respectively. Offshore branch deposits, primarily comprised of balances of $100,000 or more, averaged $1.4 billion, $3.8 billion and $1.5 billion for the three-month periods ended September 30, 2009, September 30, 2008 and June 30, 2009, respectively. Brokered time deposits averaged $1.1 billion in the recent quarter, compared with $1.5 billion in the third quarter of 2008 and $697 million in 2009’s second quarter. Reflected in average brokered time deposits in the two most recent quarters were deposits obtained in the Provident transaction, which added approximately $1.0 billion and $500 million to average brokered time deposits during the quarters ended September 30 and June 30, 2009, respectively. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $25 million of brokered time deposits. The Company also had brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged $709 million during 2009’s third quarter, compared with $179 million and $842 million during the corresponding quarter of 2008 and second quarter of 2009, respectively. The significant increase in such average brokered deposit balances in the two most recent quarters as compared with the third quarter of 2008 was the result of demand for such deposits, largely resulting from the uncertain economic markets and the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits were fully insured. Offshore branch deposits and brokered deposits have been used by the Company as alternatives to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.
     The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks (“FHLBs”), the Federal Reserve and others as sources of funding. Short-term borrowings averaged $2.7 billion in the recently completed quarter, compared with $5.4 billion in the third quarter of 2008 and $3.2 billion in the second quarter of 2009. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature daily and averaged $1.8 billion in the third quarter of 2009, $4.4 billion in the year-earlier quarter and $1.6 billion in the second quarter of 2009. Overnight federal funds borrowings represent the largest component of short-term borrowings and are obtained daily from a wide variety of banks and other financial institutions. Average short-term borrowings during the recent quarter included $673 million of borrowings from the FHLBs of New York and Atlanta, compared with $239 million and $902 million in the third quarter of 2008 and second quarter of 2009, respectively. Also included in short-term borrowings were secured borrowings with the Federal Reserve through their Term Auction Facility (“TAF”). Borrowings under the TAF averaged $11 million in each of the third quarters of 2009 and 2008 and $604 million in the second quarter of 2009. There were no outstanding borrowings under the TAF at September 30, 2009. Additionally, in the third quarter of 2008 short-term borrowings included a $500 million revolving asset-backed structured borrowing secured by automobile loans. That borrowing was repaid during the final quarter of 2008. All of the available amount of that structured borrowing was in use during 2008’s third quarter.
     Long-term borrowings averaged $11.0 billion in the recent quarter, compared with $12.7 billion and $11.5 billion in the three-month periods ended September 30, 2008 and June 30, 2009, respectively. Included in average long-term borrowings were amounts borrowed from the FHLBs totaling $6.1 billion in the recent quarter, $7.7 billion in the third quarter of 2008 and $6.5 billion in the second quarter of 2009, and subordinated capital notes of $1.8 billion in the recent quarter and $1.9 billion in each of the third quarter of 2008 and the second 2009 quarter. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.2 billion in the recent quarter and $1.1 billion in each of the quarters ended September 30, 2008 and June 30, 2009. Information regarding trust preferred securities and the related junior subordinated debentures is provided in note 4 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.6 billion in each of the quarters ended September 30, 2009, September 30, 2008 and June 30, 2009. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.
     Changes in the composition of the Company’s earning assets and interest-bearing liabilities as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.34% in the third quarter of 2009, compared with 3.04% in the third quarter of 2008 and 3.15% in the second quarter of 2009. The yield on earning assets during the recent quarter was 4.60%, down 94 basis points from 5.54% in the corresponding quarter of 2008, while the rate paid on interest-bearing liabilities decreased 124 basis points to 1.26% from 2.50%. In the second quarter of 2009, the yield on earning assets was 4.62% and the rate paid on interest-bearing liabilities was 1.47%. As compared with the third quarter of 2008, the lower rates in the two most recent quarters resulted from the Federal Reserve lowering its benchmark overnight federal funds target rate throughout 2008 seven times, such that, at June 30 and September 30, 2009, the Federal Reserve’s target rate for overnight federal funds was expressed as a range from 0% to .25%. The 30 basis point improvement in spread from the third quarter of 2008 to the recent quarter was due, in part, to more significant declines in deposit and borrowing rates than in rates earned on assets. The recent quarter’s 19 basis point improvement in spread from the second quarter of 2009 was largely attributable to declines in the rates paid on deposits and long-term borrowings. For the first nine months of 2009, the net interest spread was 3.13%, up 13 basis points from the year-earlier period. That improvement was due, in part, to more significant declines in borrowing rates than in rates earned on assets. The yield on earning assets and the rate paid on interest-bearing liabilities were 4.62% and 1.49%, respectively, for the nine-month period ended September 30, 2009, compared with 5.80% and 2.80%, respectively, in the similar period of 2008.
     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $12.6 billion in the third quarter of 2009, compared with $8.1 billion in the third quarter of 2008 and $11.3 billion in the second quarter of 2009. The increases in average net interest-free funds from the second to the third quarter of 2009 and in the two most recent quarters as compared with the third quarter of 2008 were largely the result of higher average balances of noninterest-bearing deposits. Such deposits averaged $12.1 billion in the recent quarter, up $4.4 billion from the year-earlier period and $1.6 billion or 15% higher than in the second quarter of 2009. In connection with the acquisition of Provident, the Company added noninterest-bearing deposits of $939 million on May 23, 2009. During the first nine months of 2009 and 2008, average net interest-free funds were $11.1 billion and $8.0 billion, respectively, reflecting higher noninterest-bearing deposits in the 2009 period. Goodwill and core deposit and other intangible assets averaged $3.7 billion in the recent quarter, compared with $3.4 billion during the third quarter of 2008 and $3.5 billion during the second quarter of 2009. As already noted, goodwill and core deposit intangible resulting from the Provident transaction totaled $332 million and $63 million, respectively, on the acquisition date. The cash surrender value of bank owned life insurance averaged $1.4 billion during the recent quarter, compared with $1.2 billion and $1.3 billion during 2008’s third quarter and the second quarter of 2009, respectively. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.”
     The contribution of net interest-free funds to net interest margin was .27% in the third quarter of 2009, compared with .35% in the year-earlier quarter and .28% in the second quarter of 2009. For the first nine months of 2009 and 2008, the contribution of net interest-free funds to net interest margin was .28% and .38%, respectively. The decline in the contribution to net interest margin ascribed to net interest-free funds in the 2009 periods as compared to the corresponding 2008 periods resulted largely from the impact of lower interest rates on interest-bearing liabilities used to value such contribution.
     Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.61% in the recent quarter, improved from 3.39% in the third quarter of 2008 and from 3.43% in the second quarter of 2009. During the nine-month periods ended September 30, 2009 and 2008, the net interest margin was 3.41% and 3.38%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.
     Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was approximately $1.1 billion at each of September 30, 2009, September 30, 2008, December 31, 2008 and June 30, 2009. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount of the swap agreements at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate time deposits and long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.
     The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $83 million, $5 million, $64 million and $146 million at September 30, 2009, September 30, 2008, June 30, 2009 and December 31, 2008. The significant rise in fair value of those interest rate swap agreements since September 30, 2008 resulted from sharply lower interest rates at those later dates. The decline in fair value at the two most recent quarter-ends as compared with December 31, 2008 was attributable to higher interest rates at the end of those 2009 quarter-ends. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. As a result, the amounts of hedge ineffectiveness recognized during the three- and nine-month periods ended September 30, 2009 and 2008 were not material to the Company’s results of operations. The changes in the fair values of the interest rate swap agreements and the hedged items result from the effects of changing interest rates. The Company’s credit exposure with respect to the estimated fair value as of September 30, 2009 of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparties as well as counterparty postings of $54 million of collateral with the Company.
     The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 6.30% and 2.19%, respectively, at September 30, 2009. The average notional amounts of interest rate swap agreements entered into for risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 9 of Notes to Financial Statements.
INTEREST RATE SWAP AGREEMENTS
Dollars in thousands

	Three months ended September 30
	2009		2008
	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(10,296)	(.08)	(5,001)	(.04)

Net interest income/margin	$10,296	.07%	$5,001	.04%

Average notional amount	$1,062,241		$1,120,556

Rate received (b)		6.26%		6.31%
Rate paid (b)		2.41%		4.54%

	Nine months ended September 30
	2009		2008
	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(27,230)	(.08)	(11,342)	(.03)

Net interest income/margin	$27,230	.06%	$11,342	.02%

Average notional amount	$1,085,483		$1,323,336

Rate received (b)		6.34%		6.09%
Rate paid (b)		2.99%		4.94%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
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
     The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Overnight federal funds borrowings aggregated $2.2 billion, $1.5 billion and $809 million at September 30, 2009, September 30, 2008 and December 31, 2008, respectively. In general, these borrowings were unsecured and matured on the following business day. As already noted, offshore branch deposits and brokered certificates of deposit have been used by the Company as alternatives to short-term borrowings. Offshore branch deposits also generally mature on the next business day and totaled $1.3 billion at September 30, 2009, $5.8 billion at September 30, 2008 and $4.0 billion at December 31, 2008. Outstanding brokered time deposits at each of September 30, 2009 and September 30, 2008 were $1.1 billion, compared with $487 million at December 31, 2008. Such deposits at September 30, 2009 included $910 million of brokered time deposits obtained in the acquisition of Provident. At September 30, 2009, the weighted-average remaining term to maturity of brokered time deposits was 20 months. Certain of these brokered time deposits have provisions that allow for early redemption.
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
     Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by direct-pay letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $45 million and $136 million at September 30, 2009 and 2008, respectively, and $29 million at December 31, 2008. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was approximately $1.9 billion at each of September 30, 2009, September 30, 2008 and December 31, 2008. M&T Bank also serves as remarketing agent for most of those bonds.
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
     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at September 30, 2009 approximately $1.0 billion was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 4 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at September 30, 2009 or at December 31, 2008.
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
     The accompanying table as of September 30, 2009 and December 31, 2008 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
Changes in interest rates	September 30, 2009	December 31, 2008
+200 basis points	$46,327	33,516
+100 basis points	22,549	9,726
-100 basis points	(36,924)	(33,281)
-200 basis points	(57,660)	(34,177)
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
     The notional amounts of interest rate contracts entered into for trading purposes totaled $14.7 billion at September 30, 2009, compared with $14.2 billion at September 30, 2008 and $14.6 billion at December 31, 2008. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $809 million, $820 million and $713 million at September 30, 2009, September 30, 2008 and December 31, 2008, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $497 million and $385 million, respectively, at September 30, 2009, $370 million and $158 million, respectively, at September 30, 2008, and $618 million and $521 million, respectively, at December 31, 2008. The rise in the fair value of both trading assets and trading liabilities at September 30, 2009 and December 31, 2008 as compared with September 30, 2008 was largely due to the impact of lower interest rates on the fair values of interest rate swap agreements held in the trading portfolio. Included in trading account assets at September 30, 2009 were $34 million of assets related to deferred compensation plans, compared with $40 and $33 million at September 30 and December 31, 2008, respectively. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at September 30, 2009 were $37 million of liabilities related to deferred compensation plans, compared with $43 million and $38 million at September 30 and December 31, 2008, respectively. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.
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
Provision for Credit Losses
The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the third quarter of 2009 was $154 million, compared with $101 million in the year-earlier quarter and $147 million in the second quarter of 2009. For the nine-month periods ended September 30, 2009 and 2008, the provision for credit losses was $459 million and $261 million, respectively. The higher levels of the provision in the 2009 periods as compared with the 2008 periods reflect the deteriorating state of the U.S. economy, which since late-2007 has been in recession, including a pronounced downturn in the residential real estate market.
     As already noted, loans acquired in connection with the Provident and Bradford transactions were recorded at fair value with no carry over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at current interest rates. The excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. Subsequent decreases to the expected cash flows will require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Subsequent increases in expected cash flows will result in additional interest income to be recognized over the then-remaining lives of the loans.
     Net loan charge-offs were $141 million in the recent quarter, compared with $94 million in the third quarter of 2008 and $138 million in the second quarter of 2009. Net charge-offs as an annualized percentage of average loans and leases were 1.07% in the third quarter of 2009, compared with .77% and 1.09% in the third quarter of 2008 and the second quarter of 2009, respectively. Net charge-offs for the nine-month periods ended September 30 totaled $379 million in 2009 and $239 million in 2008, representing 1.00% and .65% of average loans and leases. A summary of net charge–offs by loan type follows.
NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In thousands

	2009
				Year
	1st Qtr.	2nd Qtr.	3rd Qtr.	to-date

Commercial, financial, etc.	$22,301	48,025	70,803	141,129
Real estate:
Commercial	22,399	27,511	20,645	70,555
Residential	19,702	31,460	19,839	71,001
Consumer	35,531	30,610	30,204	96,345

	$99,933	137,606	141,491	379,030

	2008
				Year
	1st Qtr.	2nd Qtr.	3rd Qtr.	to-date
Commercial, financial, etc.	$4,377	20,284	8,312	32,973
Real estate:
Commercial	4,380	39,559	39,713	83,652
Residential	15,097	12,490	16,081	43,668
Consumer	21,961	26,888	30,089	78,938

	$45,815	99,221	94,195	239,231

     Net charge-offs of commercial loans and leases in the recent quarter reflect a $42 million partial charge-off of a relationship with an operator of retirement communities and a $12 million partial charge-off of an unsecured loan to a single customer in the commercial real estate sector. During 2009’s second quarter, a $33 million partial charge-off was taken on that latter relationship. Included in net charge-offs of commercial real estate loans were net charge-offs of loans to residential homebuilders and developers of $13 million and $33 million for the quarters ended September 30, 2009 and 2008, respectively, and $17 million in the second quarter of 2009. Net charge-offs of residential real estate loans included net charge-offs of Alt-A first mortgage loans of $12 million in each of the third quarters of 2009 and 2008, compared with $14 million during the quarter ended June 30, 2009. Also reflected in net charge-offs of residential real estate loans were charge-offs of construction loans of $2 million in the recent quarter, compared with $1 million in the year-earlier quarter and $12 million in 2009’s second quarter. The higher amount in 2009’s second quarter reflected updated property appraisals and the delinquency status of the loans. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended September 30, 2009, September 30, 2008 and June 30, 2009, respectively, of: indirect automobile loans of $11 million, $13 million and $14 million; recreational vehicle loans of $5 million, $6 million and $6 million; and home equity loans and lines of credit, including Alt-A second lien loans, of $11 million, $7 million and $9 million. Including both first and second lien mortgages, net charge-offs of Alt-A loans totaled $14 million for the quarter ended September 30, 2009, compared with $15 million and $16 million in the third quarter of 2008 and the second 2009 quarter, respectively.
     Nonaccrual loans totaled $1.23 billion or 2.35% of total loans and leases outstanding at September 30, 2009, compared with $688 million or 1.41% at September 30, 2008, $755 million or 1.54% at December 31, 2008, and $1.11 billion or 2.11% at June 30, 2009. Major factors contributing to the rise in nonaccrual loans from the third quarter of 2008 were a $239 million increase in commercial loans and leases, a $228 million increase in commercial real estate loans, including a $142 million rise in loans to builders and developers of residential real estate, and a $46 million rise in residential real estate loans. The rise in nonaccrual loans from December 31, 2008 to September 30, 2009 was predominantly due to a $219 million increase in commercial loans and leases, including $64 million to a single borrower that operates retirement communities, and a $200 million increase in commercial real estate loans, including a $113 million rise in loans to residential real estate builders and developers. The recessionary state of the U.S. economy has resulted in generally higher levels of nonaccrual loans. In particular, turbulence in the residential real estate market place has resulted in deteriorating real estate values and increased delinquencies, both for loans to builders and developers of residential real estate and to consumers.
     Accruing loans past due 90 days or more were $183 million or .35% of total loans and leases at September 30, 2009, compared with $96 million or .20% a year earlier, $159 million or .32% at December 31, 2008 and $155 million or .29% at June 30, 2009. Those loans included $173 million, $90 million, $114 million and $144 million at September 30, 2009, September 30, 2008, December 31, 2008 and June 30, 2009, respectively, of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $156 million, $86 million, $108 million and $138 million at September 30, 2009, September 30,

2008, December 31, 2008 and June 30, 2009, respectively. Loans past due 90 days or more and accruing interest that were guaranteed by government-related entities also included foreign commercial and industrial loans supported by the Export-Import Bank of the United States that totaled $13 million at September 30, 2009, compared with $3 million at each of September 30, 2008 and June 30, 2009 and $5 million at December 31, 2008.
     Loans obtained in the 2009 acquisition transactions that were impaired at the date of acquisition were recorded at estimated fair value and are generally delinquent in payments, but, in accordance with GAAP the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $108 million at September 30, 2009, or approximately .2% of total loans.
     In an effort to assist borrowers, the Company modified the terms of select loans secured by residential real estate. The modified loans were largely from the Company’s portfolio of Alt-A loans and aggregated $276 million at September 30, 2009. Approximately $167 million of modified residential real estate loans have demonstrated payment capability consistent with the modified terms and, accordingly, were classified as renegotiated loans and were accruing interest at September 30, 2009. The remaining $109 million of modified loans were included in nonaccrual loans at September 30, 2009. Loan modifications included such actions as the extension of loan maturity dates (generally from thirty to forty years) and the lowering of interest rates and monthly payments. The objective of the modifications was to increase loan repayments by customers and thereby reduce net charge-offs. In accordance with GAAP, the modified loans are included in impaired loans for purposes of determining the allowance for credit losses. Modified residential real estate loans totaled $162 million as of December 31, 2008, of which $93 million were in nonaccrual status and $69 million were classified as renegotiated loans and were accruing interest at that date.
     Commercial loans and leases classified as nonaccrual aggregated $333 million at September 30, 2009, $94 million at September 30, 2008, $114 million at December 31, 2008, and $294 million at June 30, 2009. The rise in such loans during 2009 reflects a relationship to a single borrower that operates retirement communities ($64 million), a $38 million loan to a consumer finance and credit insurance company (added during the recent quarter), a loan to a single borrower in the commercial real estate sector ($36 million) and a $25 million loan to a business in the health care sector (added in the recent quarter).
     Nonaccrual commercial real estate loans totaled $519 million at September 30, 2009, $291 million a year earlier, $319 million at December 31, 2008 and $448 million at June 30, 2009. The rise in such loans at September 30, 2009 as compared with September 30 and December 31, 2008 reflects the addition of $142 million and $113 million, respectively, of loans to residential homebuilders and developers, reflecting the impact of the downturn in the residential real estate market, including declining real estate values. The increase from June 30, 2009 to September 30, 2009 was due, in part, to the net addition of $37 million of loans to residential homebuilders and developers. Information about the location of nonaccrual and charged–off loans to residential real estate builders and developers as of and for the three-month period ended September 30, 2009 is presented in the accompanying table.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

				Quarter ended
	September 30, 2009			September 30, 2009
		Nonaccrual		Net charge-offs
					Annualized
					percent of
			Percent of		average
	Outstanding		outstanding		outstanding
	balances	Balances	balances	Balances	balances
	(dollars in thousands)
New York	$457,342	$4,965	1.09%	$—	—%
Pennsylvania	264,097	38,558	14.60	—	—
Mid-Atlantic	1,024,878	199,816	19.50	10,049	3.96
Other	278,806	78,835	28.28	2,719	3.84

Total	$2,025,123	$322,174	15.91%	$12,768	2.47%

     Residential real estate loans classified as nonaccrual totaled $288 million at September 30, 2009, $242 million at September 30, 2008, $256 million at December 31, 2008 and $283 million at June 30, 2009. Declining property values and higher levels of delinquencies have contributed to the rise in residential real estate loans classified as nonaccrual and to the level of charge-offs. Included in residential real estate loans classified as nonaccrual were Alt-A loans, which totaled $125 million, $130 million, $125 million and $124 million at September 30, 2009, September 30, 2008, December 31, 2008 and June 30, 2009, respectively. Residential real estate loans past due 90 days or more and accruing interest totaled $156 million at September 30, 2009, compared with $86 million a year-earlier, and $108 million and $138 million at December 31, 2008 and June 30, 2009, respectively. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended September 30, 2009 is presented in the accompanying table.
     Nonaccruing consumer loans and leases totaled $88 million at September 30, 2009, compared with $61 million a year earlier, $66 million at December 31, 2008 and $86 million at June 30, 2009. Included in nonaccrual consumer loans and leases at September 30, 2009, September 30, 2008, December 31, 2008 and June 30, 2009 were indirect automobile loans of $36 million, $21 million, $21 million and $28 million, respectively; recreational vehicle loans of $16 million, $9 million, $14 million and $14 million, respectively; and outstanding balances of home equity loans and lines of credit, including second lien Alt-A loans, of $33 million, $27 million, $29 million and $38 million, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended September 30, 2009 is presented in the accompanying table.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter ended
	September 30, 2009			September 30, 2009
		Nonaccrual		Net charge-offs
					Annualized
					percent of
			Percent of		average
	Outstanding		outstanding		outstanding
	balances	Balances	balances	Balances	balances
	(dollars in thousands)
Residential mortgages:
New York	$1,784,366	$35,867	2.01%	$437	0.10%
Pennsylvania	604,511	13,319	2.20	426	0.28
Mid-Atlantic	1,068,670	37,922	3.55	1,581	0.66
Other	1,065,049	55,697	5.23	3,609	1.27

Total	$4,522,596	$142,805	3.16%	$6,053	0.53%

Residential construction loans:
New York	$23,520	$1,180	5.02%	$90	1.30%
Pennsylvania	9,204	1,533	16.66	417	14.59
Mid-Atlantic	7,574	2,765	36.51	95	4.19
Other	67,666	15,205	22.47	1,647	8.58

Total	$107,964	$20,683	19.16%	$2,249	7.20%

Alt-A first mortgages:
New York	$112,121	$16,032	14.30%	$825	2.87%
Pennsylvania	31,298	2,075	6.63	100	1.25
Mid-Atlantic	144,288	18,020	12.49	1,722	4.66
Other	508,993	88,411	17.37	8,890	6.75

Total	$796,700	$124,538	15.63%	$11,537	5.62%

Alt-A junior lien:
New York	$3,833	$347	9.06%	$224	22.56%
Pennsylvania	1,192	67	5.59	1	0.20
Mid-Atlantic	5,623	399	7.10	241	16.68
Other	21,832	2,330	10.67	1,560	27.39

Total	$32,480	$3,143	9.68%	$2,026	24.01%

First lien home equity loans:
New York	$48,613	$163	0.34%	$11	0.09%
Pennsylvania	272,699	1,899	0.70	85	0.12
Mid-Atlantic	196,142	713	0.36	—	—
Other	2,392	49	2.04	—	—

Total	$519,846	$2,824	0.54%	$96	0.07%

First lien home equity lines:
New York	$692,501	$910	0.13%	$120	0.07%
Pennsylvania	474,443	874	0.18	4	—
Mid-Atlantic	492,449	458	0.09	—	—
Other	12,968	183	1.41	60	1.82

Total	$1,672,361	$2,425	0.15%	$184	0.04%

Junior lien home equity loans:
New York	$126,834	$974	0.77%	$315	0.95%
Pennsylvania	135,895	1,435	1.06	86	0.24
Mid-Atlantic	218,224	905	0.41	39	0.07
Other	9,602	478	4.98	234	9.41

Total	$490,555	$3,792	0.77%	$674	0.54%

Junior lien home equity lines:
New York	$1,861,963	$11,830	0.64%	$4,143	0.88%
Pennsylvania	619,172	2,337	0.38	1,085	0.70
Mid-Atlantic	1,590,930	5,133	0.32	3,171	0.80
Other	81,096	1,131	1.39	356	1.73

Total	$4,153,161	$20,431	0.49%	$8,755	0.84%

     Real estate and other foreclosed assets totaled $85 million at each of September 30, 2009 and 2008, $100 million at December 31, 2008 and $90 million at June 30, 2009. At September 30, 2009 the Company’s holding of residential real estate-related properties comprised 80% of foreclosed assets.
     A comparative summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA
Dollars in thousands

	2009 Quarters			2008 Quarters
	Third	Second	First	Fourth	Third

Nonaccrual loans	$1,228,341	1,111,423	1,003,987	755,397	688,214
Real estate and other foreclosed assets	84,676	90,461	100,270	99,617	85,305

Total nonperforming assets	$1,313,017	1,201,884	1,104,257	855,014	773,519

Accruing loans past due 90 days or more(a)	$182,750	155,125	142,842	158,991	96,206

Renegotiated loans	$190,917	170,950	130,932	91,575	21,804

Purchased impaired loans(b):
Outstanding customer balance	$209,138	170,400	—	—	—
Carrying amount	108,058	97,730	—	—	—

Government guaranteed loans included in totals above:
Nonaccrual loans	$38,590	38,075	38,460	32,506	30,075
Accruing loans past due 90 days or more	172,701	143,886	127,237	114,183	89,945

Nonaccrual loans to total loans and leases, net of unearned discount	2.35%	2.11%	2.05%	1.54%	1.41%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	2.51%	2.28%	2.25%	1.74%	1.59%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.35%	.29%	.29%	.32%	.20%

(a)	Predominately residential mortgage loans.

(b)	Accruing loans that were impaired at acquisition date and recorded at fair value.
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
     Management cautiously and conservatively evaluated the allowance for credit losses as of September 30, 2009 in light of (i) lower residential real estate values and higher levels of delinquencies of residential real estate loans; (ii) the declining pace of economic growth in many of the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company. Considerable concerns exist about the economic downturn in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; rising private sector layoffs and unemployment, which has caused consumer spending to slow; the underlying impact on businesses’ operations and abilities to repay loans as consumer spending slowed; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and reduced domestic automobile sales. The U.S. economy has been in recession since late-2007, however, as compared with other areas of the country, the impact of deteriorating national market conditions was not as pronounced on borrowers in the traditionally slower growth or stagnant regions of upstate New York and central Pennsylvania. Approximately two-thirds of the Company’s loans are to customers in New York State and Pennsylvania, including a large portion to customers in upstate New York and central Pennsylvania. Home prices in upstate New York and central Pennsylvania increased in 2008, in sharp contrast to steep declines in values in other regions of the country. Therefore, despite the conditions, as previously described, the most severe credit issues experienced by the Company have been centered around residential real estate, including loans to builders and developers of residential real estate in areas other than New York State and Pennsylvania. In response, throughout 2008 and 2009 the Company has conducted detailed reviews of all loans to residential real estate builders and developers that exceeded $2.5 million. Those credit reviews often resulted in adjustments to loan grades and, if appropriate, commencement of intensified collection efforts, including foreclosure. During the first three quarters of 2009, the Company has also experienced increases in nonaccrual commercial loans, largely the result of a small number of large relationships. The Company utilizes an extensive loan grading system which is applied to all commercial and commercial real estate loans. On a quarterly basis, the Company’s loan review department reviews all commercial and commercial real estate loans greater than $350,000 that are classified as Special Mention or worse. Meetings are held with loan officers and their managers, workout specialists and Senior Management to discuss each of the relationships. Borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as Special Mention, the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those latter cases, when current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, with special emphasis on the portfolio of Alt-A mortgage loans, the Company expanded its collections and loan work-out staff and further refined its loss identification and estimation techniques by reference to loan performance and house price depreciation data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties.
     Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers generally, such as those described above, but also residential and commercial real estate valuations, in particular, given the size of the real estate loan portfolios. Reflecting the factors and conditions as described herein, through September 30, 2009 the more significant increases in nonaccrual loans and net charge-offs of real estate-related loans have been in the Company’s portfolios of residential real estate loans, including second lien Alt-A mortgage loans, and loans to builders and developers of residential real estate. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, and general economic conditions affecting consumers.
     Management believes that the allowance for credit losses at September 30, 2009 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $868 million, or 1.66% of total loans and leases at September 30, 2009, compared with $781 million or 1.60% at September 30, 2008, $788 million or 1.61% at December 31, 2008 and $855 million or 1.62% at June 30, 2009. The ratio of the allowance to total loans at September 30, 2009 reflects the addition of $4.0 billion of loans obtained in the acquisition of Provident and $302 million of loans obtained in the Bradford transaction that have been recorded at estimated fair value that is based on estimated future cash flows expected to be received on those loans. As a result, and as required by GAAP, there was no carry over of the allowances for credit losses previously recorded by Provident and Bradford. The allowance for credit losses at September 30, 2009 as a percentage of the Company’s legacy loans (that is, total loans excluding loans acquired during 2009 in the Provident and Bradford transactions) was 1.81%, compared with 1.76% at June 30, 2009. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans was 71% at September 30, 2009, compared with 113% a year earlier, 104% at December 31, 2008 and 77% at June 30, 2009. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date. A comparative allocation of the allowance for credit losses to specific legacy loan categories follows.
ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

	September 30,		December 31,
	2009	2008	2008
	(dollars in thousands)
Commercial, financial, agricultural, etc.	$233,392	226,977	231,993
Real estate	446,211	310,135	340,588
Consumer	138,418	159,828	140,571
Unallocated	49,853	83,743	74,752

Total	$867,874	780,683	787,904

As a percentage of legacy loans and leases outstanding

Commercial, financial, agricultural, etc.	1.80%	1.60%	1.63%
Real estate	1.84	1.32	1.43
Consumer	1.28	1.44	1.28
Total	1.81	1.60	1.61
Other Income
Other income totaled $278 million in the third quarter of 2009, compared with $114 million in the corresponding quarter of 2008 and $272 million in the second quarter of 2009. Reflected in such income were net losses on investment securities (including other-than-temporary impairment losses), which totaled to $47 million in the recent quarter, $152 million in the third quarter of 2008 and $24 million in 2009’s second quarter. During the recent quarter, other-than-temporary impairment charges of $47 million were recognized related to certain of the Company’s privately issued CMOs and CDOs. In the third quarter of 2008, other-than-temporary impairment losses of $153 million were recorded on the Company’s holdings of preferred stock of

Fannie Mae and Freddie Mac. Other-than-temporary impairment charges totaling $25 million were recognized in 2009’s second quarter related to certain of the Company’s privately issued CMOs and CDOs. Excluding gains and losses on bank investment securities (including other-than-temporary impairment losses), other income in the recent quarter totaled $325 million, up 22% from $266 million in the year-earlier quarter and up 10% from $296 million in the second quarter of 2009. The most significant factor for the rise in such income from the third quarter of 2008 was the $29 million gain recognized on the Bradford acquisition transaction. Also contributing to the improvement from the year-earlier quarter were higher mortgage banking revenues and service charges on deposit accounts obtained in the 2009 acquisition transactions. As compared with 2009’s second quarter, the gain on the Bradford transaction and higher service charges on deposit accounts (predominately related to the 2009 acquisitions) were partially offset by a decline in mortgage banking revenues and a higher loss associated with M&T’s pro-rata share of the operating results of Bayview Lending Group LLC (“BLG”).
     Mortgage banking revenues aggregated $48 million in the recent quarter, 27% higher than $38 million in the third quarter of 2008, but 9% below $53 million in the second quarter of 2009. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.
     Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $38 million in the recent quarter, compared with $28 million in the third quarter of 2008 and $42 million in the second quarter of 2009. The substantially higher revenues in the two most recent quarters as compared with the third quarter of 2008 were attributable to significantly higher origination activity, due largely to refinancing of loans by consumers in response to relatively low interest rates, and wider margins associated with that activity.
     Residential mortgage loans originated for sale to other investors were approximately $1.4 billion in the recent quarter, compared with $960 million in the third quarter of 2008 and $1.8 billion in 2009’s second quarter. Residential mortgage loans sold to investors totaled $1.6 billion in the third quarter of 2009, compared with $1.1 billion in the year-earlier quarter and $1.9 billion in the second quarter of 2009. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $17 million in the recently completed quarter, compared with gains of $6 million and $20 million in the third quarter of 2008 and the second quarter of 2009, respectively. Revenues from servicing residential mortgage loans for others were $20 million in the recent quarter, compared with $21 million in each of the third quarter of 2008 and the second quarter of 2009. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans which totaled $7 million in the recent quarter and $8 million in each of the third quarter of 2008 and in 2009’s second quarter.
     Residential mortgage loans serviced for others were $21.3 billion at each of September 30, 2009 and December 31, 2008, compared with $21.2 billion at September 30, 2008, including the small balance commercial mortgage loans noted above of approximately $5.7 billion at the recent quarter-end, compared with $5.8 billion at September 30, 2008 and $5.9 billion at December 31, 2008. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $144 million at September 30, 2009, compared with $171 million at September 30, 2008 and $143 million at December 31, 2008. Included in capitalized residential mortgage servicing assets were $44 million at September 30, 2009, $63 million at September 30, 2008 and $58 million at December 31, 2008 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Servicing rights for the small balance commercial mortgage loans were purchased from BLG or its affiliates. In addition, at September 30, 2009 capitalized servicing rights included $20 million for servicing rights for $4.1 billion of residential real estate loans that were purchased from affiliates of BLG. Additional information about the Company’s relationship with BLG and its affiliates is provided in note 13 of Notes to Financial Statements.
     Loans held for sale that are secured by residential real estate totaled $462 million and $439 million at September 30, 2009 and 2008, respectively, and $352 million at December 31, 2008. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $911 million and $795 million, respectively, at September 30, 2009, $736 million and $657 million, respectively, at September 30, 2008 and $898 million and $871 million, respectively, at December 31, 2008. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $13 million and $6 million at September 30, 2009 and December 31, 2008, respectively, compared with net unrealized losses of $5 million at September 30, 2008. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in net decreases in revenues of $9 million and $300 thousand in the third quarters of 2009 and 2008, respectively, compared with a net decrease of $1 million in the second quarter of 2009.
     Commercial mortgage banking revenues were $10 million in each of the third quarters of 2009 and 2008, compared with $11 million in 2009’s second quarter. Included in such amounts were revenues from loan origination and sales activities of $6 million in the third quarter of 2009, compared with $7 million in the corresponding 2008 period and $8 million in the second quarter of 2009. Commercial mortgage loan servicing revenues were $4 million in the recent quarter, compared with $3 million in each of the third quarter of 2008 and the second quarter of 2009. Capitalized commercial mortgage servicing assets totaled $31 million at September 30, 2009, $25 million at September 30, 2008 and $26 million at December 31, 2008. Commercial mortgage loans serviced for other investors totaled $7.0 billion, $6.2 billion and $6.4 billion at September 30, 2009, September 30, 2008 and December 31, 2008, respectively, and included $1.3 billion, $1.1 billion and $1.2 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectable. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $160 million and $41 million, respectively, at September 30, 2009, $150 million and $79 million, respectively, at September 30, 2008 and $408 million and $252 million, respectively, at December 31, 2008. Commercial mortgage loans held for sale at September 30, 2009 and 2008 were $119 million and $71 million, respectively, and were $156 million at December 31, 2008.
     Service charges on deposit accounts totaled $129 million in the recent quarter, up from $110 million and $112 million in the third quarter of 2008 and the second 2009 quarter, respectively. The rise in such fees in the recent quarter as compared with the earlier quarters was due predominantly to the impact of the acquisition of Provident. Trust income totaled $32 million in the two most recent quarters, compared with $39 million in last year’s third quarter. The declines in trust income in the two most recent quarters as compared with the third quarter of 2008 were largely attributable to lower fees for providing services that are based on market values of assets under administration. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $14 million in the third quarter of 2009, compared with $16 million in the similar quarter of 2008 and $13 million in the second quarter of 2009. Trading account and foreign exchange activity resulted in gains of $7 million during the most recent quarter, compared with gains of $4 million in the year-earlier quarter and $8 million in the second quarter of 2009.
     Including other-than-temporary impairment losses, during the third quarter of 2009 the Company recognized losses on investment securities of $47 million, compared with losses of $152 million in the year-earlier quarter and losses of $24 million in the second quarter of 2009. Other-than-temporary impairment charges of $47 million, $153 million and $25 million were recorded in the quarters ended September 30, 2009, September 30, 2008 and June 30, 2009, respectively. Each reporting period, the Company reviews its investment securities for other-than-temporary impairment. For equity securities, such as the Company’s investment in the preferred stock of Fannie Mae and Freddie Mac, the Company considers various factors to determine if the decline in value is other than temporary, including the duration and extent of the decline in value, the factors contributing to the decline in fair value, including the financial condition of the issuer as well as the conditions of the industry in which it operates, and the prospects for a recovery in fair value of the equity security. For debt securities, the Company analyzes the creditworthiness of the issuer or reviews the credit performance of the underlying collateral supporting the bond. For debt securities backed by pools of loans, such as privately issued mortgage-backed securities, the Company estimates the cash flows of the underlying loan collateral using forward-looking assumptions of default rates, loss severities and prepayment speeds. Estimated collateral cash flows are then utilized to estimate bond-specific cash flows to determine the ultimate collectibility of the bond. If the present value of the cash flows indicates that the Company should not expect to recover the entire amortized cost basis of a bond or if the Company intends to sell the bond or it more likely than not will be required to sell the bond before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized. If an other-than-temporary impairment loss is deemed to have occurred, the investment security’s cost basis is adjusted, as appropriate for the circumstances, by the amount of loss being recognized in the consolidated statement of income.
     M&T’s pro-rata share of the operating results of BLG in the recent quarter was a loss of $11 million, compared with losses of $14 million in the third quarter of 2008 and $207 thousand in the second 2009 quarter. The operating losses of BLG in the respective quarters resulted from the disruptions in the commercial mortgage-backed securities market and reflected losses from loan securitization and sales activities, lower values ascribed to loans held for sale, and costs associated with severance and certain lease terminations incurred by BLG as it downsized its operations. Despite the credit and liquidity disruptions that began in 2007, BLG had been successfully securitizing and selling significant volumes of small-balance commercial real estate loans until the first quarter of 2008. In response to the illiquidity in the marketplace since that time, BLG reduced its originations activities, scaled back its workforce and made use of its contingent liquidity sources. In addition to BLG’s mortgage origination and sales activities, BLG is also entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and from asset management and other services provided by its affiliates. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings. Nevertheless, if BLG is not able to realize sufficient cash flows for the benefit of M&T, the Company may be required to recognize an other-than-temporary impairment charge in a future period for some portion of the $256 million book value of its investment in BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 13 of Notes to Financial Statements.

     Other revenues from operations totaled $106 million in the recent quarter, compared with $73 million in 2008’s third quarter and $77 million in the second quarter of 2009. Reflected in those revenues in the recent quarter was the $29 million gain recorded on the Bradford acquisition transaction. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $25 million in the recent quarter, $23 million in the third quarter of 2008 and $28 million in the second quarter of 2009. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $14 million in the recent quarter, $12 million in the year-earlier quarter and $13 million in 2009’s second quarter. Revenues from merchant discount and credit card fees were $10 million in each of the quarters ended September 30, 2009, September 30, 2008 and June 30, 2009. Insurance-related sales commissions and other revenues totaled $12 million in each of the two most recent quarters, compared with $7 million in the quarter ended September 30, 2008.
     Other income totaled $782 million in the first nine months of 2009, compared with $698 million in the corresponding 2008 period. Gains and losses on bank investment securities (including other-than-temporary impairment losses) totaled to net losses of $103 million in the first nine months of 2009 and $124 million in the similar 2008 period. Excluding gains and losses from bank investment securities, other income was $885 million in the nine-month period ended September 30, 2009, compared with $822 million in the corresponding 2008 period. Contributing to that improvement was the $29 million gain on the Bradford transaction, along with higher mortgage banking revenues, service charges on deposit accounts and a smaller loss related to M&T’s equity in the operations of BLG, partially offset by declines in trust and brokerage services income and lower gains realized from the sale of previously-leased equipment.
     For the first nine months of 2009, mortgage banking revenues aggregated $157 million, up 35% from $116 million in the year-earlier period. Residential mortgage banking revenues rose 47% to $129 million during the nine-month period ended September 30, 2009 from $88 million in the corresponding 2008 period. Residential mortgage loans originated for sale to other investors were $4.9 billion in the first three quarters of 2009, compared with $3.4 billion in the similar 2008 period. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized unrealized gains and losses on residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to gains of $64 million and $23 million during the nine-month periods ended September 30, 2009 and 2008, respectively.
     Revenues from servicing residential mortgage loans for others were $61 million and $60 million for the first nine-months of 2009 and 2008, respectively. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small balance commercial mortgage loans of $22 million for each of the nine-month periods ended September 30, 2009 and 2008. Commercial mortgage banking revenues totaled $29 million during each of the first nine months of 2009 and 2008.
     Service charges on deposit accounts rose 6% to $342 million during the first nine months of 2009 from $324 million in the corresponding 2008 period. That improvement resulted from the impact of the acquisition of Provident. Trust income declined 17% to $99 million from $120 million a year earlier, and brokerage services income decreased 12% to $43 million during the first nine months of 2009 from $49 million in the similar 2008 period. The declines in trust and brokerage services income were largely attributable to lower fees for providing services that are tied to the performance of bond and equity markets. Trading account and foreign exchange activity resulted in gains of $16 million for each of the nine-month periods ended September 30, 2009 and 2008. M&T’s investment in BLG resulted in losses of $15 million for the nine months ended September 30, 2009, compared with losses of $29 million in the year-earlier period. Investment securities gains and losses totaled to losses of $103 million and $124 million during the first nine months of 2009 and 2008, respectively. Included in those amounts were other-than-temporary impairment losses of $104 million and $158 million during those respective periods. Partially offsetting the 2008 impairment losses was a $33 million gain recognized from the mandatory redemption of common shares of Visa during the first quarter of 2008.
     Other revenues from operations were $243 million in the first nine months of 2009, up from $226 million in the similar 2008 period. That increase reflects the $29 million gain recognized on the Bradford transaction in 2009 offset, in part, by lower gains realized from the sale of previously leased equipment and modest decreases in other miscellaneous fees and revenues. Included in other revenues from operations during the nine-month periods ended September 30, 2009 and 2008 were letter of credit and other credit-related fees of $74 million and $77 million, respectively, income from bank owned life insurance of $37 million and $35 million, respectively, merchant discount and credit card fees of $30 million in each period, and insurance-related sales commissions and other revenues of $30 million and $25 million, respectively.
Other Expense
Other expense aggregated $500 million in the third quarter of 2009, 15% higher than $435 million in the year-earlier period, but 11% below $564 million in 2009’s second quarter. Included in the amounts noted above are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $17 million and $16 million in the third quarters of 2009 and 2008 and $15 million in the second quarter of 2009 and merger-related expenses of $14 million and $66 million in the three-month periods ended September 30, 2009 and June 30, 2009, respectively. There were no merger-related expenses in the third quarter of 2008. Exclusive of these nonoperating expenses, noninterest operating expenses totaled $469 million in the recent quarter, compared with $419 million in the third quarter of 2008 and $482 million in the second quarter of 2009. As compared with the third quarter of 2008, the recent quarter’s rise in operating expenses was due, in large part, to the operations obtained in the 2009 acquisitions and higher deposit insurance assessments. The decline in operating expenses from the second to the third 2009 quarter was due to the $33 million special deposit insurance assessment levied by the FDIC in 2009’s second quarter, partially offset by higher operating expenses resulting from the 2009 acquisition transactions.
     Other expense for the nine-month period ended September 30, 2009 aggregated $1.50 billion, up $222 million or 17% from $1.28 billion in the corresponding 2008 period. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $48 million and $51 million in the first nine months of 2009 and 2008, respectively, and merger-related expenses of $83 million and $4 million in those respective periods. Exclusive of these nonoperating expenses, noninterest operating expenses through the first nine months of 2009 increased $146 million or 12% to $1.37 billion from $1.23 billion in the similar 2008 period. The most significant factor for that increase was a rise of $72 million for deposit insurance. Also contributing to the increase were costs associated with the acquired operations of Provident and Bradford and higher foreclosure–related costs. Table 2 provides a reconciliation of other expense to noninterest operating expense.
     Salaries and employee benefits expense totaled $255 million in the third quarter of 2009, compared with $237 million in the similar 2008 quarter and $250 million in the second quarter of 2009. For the first three quarters of 2009, salaries and employee benefits expense rose 4% to $755 million from $725 million in the year-earlier period. The higher expense levels in 2009 as compared with 2008 reflect the impact of the 2009 acquisition transactions and included merger-related expenses of $1 million and $10 million for the three- and nine-month periods ended September 30, 2009. Those expenses consisted predominantly of severance expense for Provident employees. Stock-based compensation totaled $10 million during each of the quarters ended September 30, 2009 and September 30, 2008, $11 million during the quarter ended June 30, 2009, and $43 million and $39 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The number of full-time equivalent employees was 13,921 at September 30, 2009, 12,914 at September 30, 2008, 12,978 at December 31, 2008 and 14,187 at June 30, 2009. The rise in full-time equivalent employees at the 2009 dates resulted predominantly from the acquisition of Provident.
     Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $215 million in the third quarter of 2009, compared with $182 million in the similar quarter of 2008 and $241 million in the second quarter of 2009. On the same basis, such expenses were $627 million and $501 million during the first nine months of 2009 and 2008, respectively. The rise in nonpersonnel operating expenses in 2009’s third quarter as compared with the year-earlier quarter was due, in part, to higher deposit insurance assessments and costs associated with the acquired operations of Provident. The decline in the level of expense in 2009’s third quarter as compared with the second quarter of 2009 was largely the result of the $33 million special deposit insurance assessment levied by the FDIC in the second quarter of 2009. Also contributing to the lower expenses in the recent quarter was a decrease in costs related to foreclosed residential real estate properties, including write-downs of the carrying values of some properties during the second 2009 quarter resulting from lower appraised values. Partially offsetting the lower expenses noted in the recent quarter was a $13 million reversal of a portion of the valuation allowance for capitalized residential mortgage servicing rights in the second quarter of 2009. There was no change in such valuation allowance during the recent quarter. Contributing to the rise in nonpersonnel expenses in the first nine months of 2009 as compared with the corresponding period in 2008 were higher costs for deposit insurance and expenses related to the foreclosure process for residential real estate properties. In total, deposit insurance costs during the third quarter of 2009 were $21 million, compared with $2 million and $50 million in the third quarter of 2008 and the second quarter of 2009, respectively. For the nine-month periods ended September 30, deposit insurance expense aggregated $77 million in 2009 and $5 million in 2008. A $15 million reversal in the first quarter of 2008 of an accrual established during the fourth quarter of 2007 for estimated losses stemming from certain litigation involving Visa (“Covered Litigation”) also contributed to the year-over-year variance. As part of Visa’s initial public offering, M&T Bank and other member banks are obligated to share in losses from the Covered Litigation. As Visa settles the Covered Litigation and provides information regarding any such settlements to its member banks, increases or decreases in M&T’s accrual for Covered Litigation are possible. Finally, costs associated with the acquired operations of Provident contributed to the higher level of operating expenses during the first nine months of 2009. Partially offsetting those factors was the impact of partial reversals of the valuation allowance for impairment of residential mortgage servicing rights, which totaled $18 million and $3 million during the nine-month periods ended September 30, 2009 and 2008, respectively.
     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities and gains on merger transactions), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 55.2% during each of the quarters ended September 30, 2009 and 2008, and

60.0% in the second quarter of 2009. The efficiency ratios for the nine months ended September 30, 2009 and 2008 were 57.9% and 53.5%, respectively. If the second quarter 2009 special assessment by the FDIC was excluded from the computations, the efficiency ratio for the second quarter of 2009 would have been 56.0%, and for the nine-month period ended September 30, 2009 would have been 56.5%. Noninterest operating expenses used in calculating the efficiency ratio exclude the amortization of core deposit and other intangible assets and the merger-related expenses noted earlier. If charges for amortization of core deposit and other intangible assets were included, the efficiency ratio for each of the three-month periods ended September 30, 2009 and 2008 would have been 57.2%, compared with 61.9% for the second quarter of 2009, and for the nine-month periods ended September 30, 2009 and 2008 would have been 59.9% and 55.7%, respectively.
Income Taxes
The provision for income taxes for the third quarter of 2009 was $44 million, compared with an income tax benefit of $25 million in the third quarter of 2008 and expense of $11 million in the second quarter of 2009. The recent quarter’s provision for income taxes was reduced as a result of a $10 million reversal of taxes accrued in earlier periods for previously uncertain tax positions in various jurisdictions. The income tax benefit recorded in the year-earlier quarter reflects the resolution of previously uncertain tax positions related to the Company’s activities in various jurisdictions during the years 1999-2007 that allowed the Company to reduce its accrual for income taxes in late September 2008 by $40 million. Exclusive of the impact of the $10 million and $40 million credits to income taxes in the quarters ended September 30, 2009 and 2008, respectively, the effective tax rates were 31.5% in the third quarter of 2009 and 22.7% in the third quarter of 2008. Those rates compare with 18.1% in the quarter ended June 30, 2009. The effective tax rate is affected by the level of income earned that is exempt from tax, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items. For example, although the higher merger-related expenses incurred during the second quarter of 2009 are predominantly deductible for purposes of computing income tax expense, those charges had an impact on the effective tax rate because they lowered pre-tax income relative to the amounts of tax-exempt income and other permanent differences that impact the effective tax rate. For the nine-month periods ended September 30, 2009 and 2008, the provision for income taxes was $75 million and $156 million, respectively, resulting in effective tax rates of 23.6% in 2009 and 25.6% in 2008.
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
Capital
Stockholders’ equity was $7.6 billion at September 30, 2009, representing 11.03% of total assets, compared with $6.4 billion or 9.83% of total assets a year earlier and $6.8 billion or 10.31% at December 31, 2008. Included in stockholders’ equity at September 30, 2009 and December 31, 2008 was $600 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and warrants to purchase M&T common stock issued on December 23, 2008 as part of the U.S. Treasury Capital Purchase Program. Provident also participated in the U.S. Treasury Capital Purchase Program in November 2008. As a result, Provident’s $151.5 million of preferred stock related thereto was converted to M&T Fixed Rate Cumulative Perpetual Preferred Stock, Series C, with warrants to purchase M&T common stock. The holder of the Series A and Series C preferred stock is entitled to cumulative cash dividends of 5% per annum for five years after the date of initial issuance and 9% per annum thereafter, payable quarterly in arrears. That preferred stock is redeemable at the option of M&T, subject to regulatory approval. M&T also obtained another series of preferred stock as part of the Provident acquisition that was converted to $26.5 million of M&T Series B Mandatory Convertible Non-Cumulative Preferred Stock, liquidation preference of $1,000 per share. The 26,500 shares of the Series B Preferred Stock will automatically convert into 433,148 shares of M&T common stock on April 1, 2011. The Series B Preferred Stock pays dividends at a rate of 10% per annum on the liquidation preference of $1,000 per share, payable quarterly in arrears. The estimated fair values ascribed to the preferred stock and warrants to purchase common stock of M&T associated with the acquisition of Provident were $156 million and $6 million, respectively, on the May 23, 2009 acquisition date.
     Common stockholders’ equity was $6.9 billion, or $58.22 per share, at September 30, 2009, compared with $6.4 billion, or $58.17 per share, at September 30, 2008 and $6.2 billion, or $56.29 per share, at December 31, 2008. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $27.03 at the end of the third quarter of 2009, compared with $27.67 a year earlier and $25.94 at December 31, 2008. The Company’s ratio of tangible common equity to tangible assets was 4.89% at September 30, 2009, compared with 4.93% a year earlier and 4.49% at June 30, 2009. Reconciliations of total common stockholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.
     Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on available-for-sale investment securities, gains or losses associated with interest rate swap agreements designated as cash flow hedges, and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on available-for-sale investment securities, net of applicable tax effect, were $248 million, or $2.09 per common share, at September 30, 2009, compared with similar losses of $405 million, or $3.67 per common share, at September 30, 2008 and $557 million, or $5.04 per common share, at December 31, 2008. Such unrealized losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale, including the remaining unamortized unrealized losses on investment securities that have been transferred to held to maturity.
     Reflected in net unrealized losses at September 30, 2009 were pre tax-effect unrealized losses of $522 million on available-for-sale investment securities with an amortized cost of $2.6 billion and pre-tax effect unrealized gains of $209 million on securities with an amortized cost of $4.2 billion. The pre-tax effect unrealized losses reflect $424 million of losses on $2.2 billion of privately issued mortgage-backed securities considered Level 3 valuations and $70 million of losses on $227 million of trust preferred securities issued by financial institutions generally considered Level 2 valuations.
     The Company’s privately issued mortgage-backed securities classified as available for sale are generally collateralized by prime and Alt-A residential mortgage loans as depicted in the accompanying table. Information in the table is as of September 30, 2009. As with any accounting estimate or other data, changes in fair values and investment ratings may occur at any time.

PRIVATELY ISSUED MORTGAGE-BACKED SECURITIES CLASSIFIED AS AVAILABLE FOR SALE (a)

				As a percentage of
			Net	carrying value
	Amortized	Fair	unrealized	AAA	Investment	Senior
	cost	value	gains(losses)	rated	grade	tranche
Collateral type	(in thousands)
Residential mortgage loans
Prime — Fixed	$420,189	419,467	(722)	90%	93%	99%
Prime — Hybrid ARMs	1,807,437	1,506,143	(301,294)	14	63	95
Prime — Other	106,352	98,593	(7,759)	75	95	68
Alt-A — Fixed	10,947	12,232	1,285	15	15	86
Alt-A — Hybrid ARMs	246,114	144,618	(101,496)	—	64	73
Alt-A — Option ARMs	457	236	(221)	—	—	—
Other	5,303	2,948	(2,355)	—	89	11

Subtotal	2,596,799	2,184,237	(412,562)	30	70	93

Commercial mortgage loans	34,825	23,541	(11,284)	100	100	100

Total	$2,631,624	2,207,778	(423,846)	31%	70%	93%

(a)	All information is as of September 30, 2009.
     Due to the severe disruption in the credit markets during the second half of 2008 and continuing into 2009, trading activity for privately issued mortgage-backed securities was dramatically reduced. In estimating values for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Because of the inactivity and the lack of observable valuation inputs, the Company transferred $2.2 billion of its privately issued mortgage-backed securities portfolio from Level 2 to Level 3 valuations in the third quarter of 2008. The remaining portion of its portfolio of privately issued mortgage-backed securities had already been classified as Level 3. To assist in the determination of fair value for its privately issued mortgage-backed securities, the Company engaged two independent pricing sources at September 30, 2009 and December 31, 2008. In determining fair value of those securities at December 31, 2008, in general, the Company averaged the results obtained from the independent sources. In April 2009, new accounting guidance was provided for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. In consideration of the new guidance, the Company performed internal modeling to estimate the cash flows and fair value of 148 of its privately issued residential mortgage-backed securities with an amortized cost basis of $2.0 billion at September 30, 2009. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds. In estimating those cash flows, the Company used conservative assumptions as to future delinquency, default and loss rates in order to mitigate exposure that might be attributable to the risk that actual future credit losses could exceed assumed credit losses. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities. To determine the most representative fair value for each of the 148 bonds under current market conditions, M&T computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. Weightings applied to internal model valuations were generally dependent on bond structure and collateral type, with prices for bonds in non-senior tranches generally receiving lower weightings on the internal model results and greater weightings of the valuation data provided by the independent pricing sources. As a result, certain valuations of privately issued residential mortgage-backed securities were determined by reference to independent pricing sources without adjustment. The average weight placed on internal model valuations was 36%, compared with a 64% weighting on valuations provided by the independent sources. Generally, the range of weights placed on internal valuations was between 0% and 40%. The impact of relying on the guidance provided by the Financial Accounting Standards Board (“FASB”) and using an internal valuation modeling technique was to increase accumulated other comprehensive income at September 30, 2009 by $89 million ($141 million pre-tax). Further information concerning the Company’s valuations of privately issued mortgage-backed securities can be found in note 10 of Notes to Financial Statements.
     For the quarter ended September 30, 2009 the Company recognized $47 million (pre-tax) of other-than-temporary impairment losses related to privately issued residential mortgage-backed securities with an amortized cost basis (before impairment charge) of $134 million and securities backed by trust preferred securities issued by financial institutions with an amortized cost basis (before impairment charge) of $6 million. Those other-than-temporary impairment losses were determined in accordance with GAAP and, therefore, reflect the estimated credit losses on the impaired securities. The other-than-temporary impairment losses recognized in the consolidated statement of income were net of $17 million of unrealized losses for the same securities resulting from other factors that have been reflected in accumulated other comprehensive income. Despite rising levels of delinquencies and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of individual bonds, the Company has concluded that as of September 30, 2009 its remaining privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in the remainder of 2009 and later years that could impact the Company’s conclusions. Management has modeled cash flows from privately issued mortgage-backed securities under various scenarios and has concluded that even if home price depreciation and current delinquency trends persist for an extended period of time, the Company’s principal losses on its privately issued mortgage-backed securities would be substantially less than their current fair valuation losses.
     As of September 30, 2009, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that additional other-than-temporary impairment charges were not appropriate at September 30, 2009. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is where fair value is less than the cost basis of the security. The Company intends to closely monitor the performance of the privately issued mortgage-backed securities and other securities to assess if changes in their underlying credit performance or other events cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and stockholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and stockholders’ equity.

     Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $173 million, or $1.46 per common share, at September 30, 2009, $47 million, or $.43 per common share, at September 30, 2008 and $174 million, or $1.58 per common share, at December 31, 2008. The increase in such adjustment at September 30, 2009 and December 31, 2008 as compared with September 30, 2008 was predominantly the result of actual investment performance of assets held by the Company’s qualified pension plan being significantly worse than that assumed for actuarial purposes. During the second 2009 quarter, the Company contributed 900,000 shares of M&T common stock having a then fair value of $44 million to the Company’s qualified defined benefit pension plan. Those shares were issued from previously held treasury stock.
     Cash dividends paid on M&T’s common stock during the quarter ended September 30, 2009 totaled $83 million, compared with $77 million and $82 million in the quarters ended September 30, 2008 and June 30, 2009, respectively, and represented a quarterly dividend payment of $.70 per common share in each of those quarters. Common stock dividends during the nine-month periods ended September 30, 2009 and 2008 were $243 million and $231 million, respectively. A cash dividend of $7.5 million, or $12.50 per share, was paid in each of the second and third quarters of 2009 to the U.S. Treasury on M&T’s Series A Preferred Stock, issued on December 23, 2008. For the first nine months of 2009, such dividends totaled $19 million, or $32.22 per share. Cash dividends of $663 thousand and $1.9 million ($25.00 per share and $12.50 per share) were paid on M&T’s Series B and Series C Preferred Stock, respectively, during the third quarter of 2009. Those series of preferred stock were created in connection with the Provident transaction. No similar dividends were paid during the second quarter of 2009.
     The Company did not repurchase any shares of its common stock during 2008 or the first nine months of 2009.
     Federal regulators generally require banking institutions to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “Tier 1 leverage” ratio guideline of 3% of the quarterly average of total assets. At September 30, 2009, Tier 1 capital included trust preferred securities of $1.1 billion as described in note 4 of Notes to Financial Statements, and total capital further included subordinated capital notes of $1.6 billion.
     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A., as of September 30, 2009 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS
September 30, 2009

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Tier 1 capital	8.42%	7.62%	16.23%
Total capital	12.15%	11.40%	16.58%
Tier 1 leverage	8.28%	7.46%	18.85%
Segment Information
As required by GAAP, the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 12 of Notes to Financial Statements.

     The Business Banking segment’s net income totaled $34 million in the third quarter of 2009, up 14% from the $30 million earned in the third quarter of 2008 and 10% higher than the $31 million earned in the second quarter of 2009. As compared with the third quarter of 2008, a $13 million rise in net interest income was partially offset by a $5 million increase in the provision for credit losses, due to higher net charge-offs of loans, and higher deposit insurance expense of $2 million. Approximately three-fourths of the increase in net interest income was due to loans and deposits obtained in the Provident acquisition. The improved performance as compared with the second quarter of 2009 resulted from a $4 million decrease in deposit insurance expense, a $3 million increase in net interest income and a $2 million rise in fees earned for providing deposit account services. The higher net interest income was primarily due to the full-quarter impact of deposits and loans obtained in the Provident transaction, net of a 31 basis point narrowing of the net interest margin on deposits. Partially offsetting those positive factors was a $5 million rise in the provision for credit losses, reflecting higher net loan charge-offs. Net income for the Business Banking segment totaled $95 million for the nine-month period ended September 30, 2009, up 3% from the $92 million earned in the similar 2008 period. That improvement was due to higher net interest income of $24 million, largely the result of higher average deposit and loan balances of $784 million and $390 million, respectively, partially offset by a $14 million increase in total noninterest expenses, reflecting higher deposit insurance expense of $8 million and a $6 million increase in the provision for credit losses, due to higher net charge-offs of loans. Approximately three-fifths of the higher net interest income was due to the Provident transaction.
     Net income earned by the Commercial Banking Segment aggregated $41 million in the recent quarter, 31% below the $60 million earned in 2008’s third quarter and down 41% from the $70 million recorded in the immediately preceding quarter. The decline in net income as compared with the third quarter of 2008 was the result of a $56 million increase in the provision for credit losses, due to higher net charge-offs of loans, and a $9 million increase in other noninterest expenses, including a $3 million increase in deposit insurance expense. The rise in net charge-offs in the recent quarter was largely the result of a $42 million partial charge-off of a relationship with an operator of retirement communities. Partially offsetting those factors was a $32 million rise in net interest income, predominantly due to higher average deposit balances of $3.8 billion and a 46 basis point widening of the net interest margin on loans. Approximately one-fifth of the improvement in net interest income was the result of loans and deposits obtained in the acquisition of Provident. Contributing to the decline in net income in the recent quarter as compared with the second quarter of 2009 was a rise in the provision for credit losses of $46 million, mostly due to higher net charge-offs of loans, lower income from providing loan syndication services of $4 million, and a $3 million decrease in fees earned for providing corporate advisory services. Those negative factors were partially offset by higher net interest income of $3 million, due predominantly to the acquisition of Provident. Net contribution for this segment aggregated $168 million during the first nine months of 2009, 7% lower than the $180 million earned in the year-earlier period. That decline in net contribution was the result of a $69 million increase in the provision for credit losses, primarily due to higher net charge-offs of loans, a $12 million increase in deposit insurance expense, and lower income related to loan syndication services and end-of-term sales of commercial lease equipment of $9 million and $7 million, respectively. Those factors were offset, in part, by a $76 million increase in net interest income, mainly due to a $2.9 billion increase in average deposit balances, and a $4 million rise in fees earned for providing deposit account services. Approximately ten percent of the rise in net interest income was due to the acquisition of Provident.

     The Commercial Real Estate segment contributed net income of $42 million in 2009’s third quarter, up 18% from $36 million in the year-earlier quarter and 80% above the $23 million earned in the second quarter of 2009. The rise in net income as compared with the third quarter of 2008 was due to higher net interest income of $22 million, mainly due to the impact of a $1.9 billion increase in average loan balances outstanding and a 30 basis point widening of the loan net interest margin, partially offset by a higher provision for credit losses of $12 million, reflecting an increase in net charge-offs of loans. Approximately one-half of the increase in net interest income resulted from the impact of the Provident acquisition. As compared with the second quarter of 2009, the increase in net income resulted from a lower provision for credit losses of $24 million, reflecting a decline in net charge-offs of loans, and a $7 million increase in net interest income, primarily due to the impact of the Provident transaction. During the second quarter of 2009, net charge-offs reflected a $33 million charge-off of a loan to a single customer within this sector. For the nine-month period ended September 30, 2009, the Commercial Real Estate segment’s net income totaled $109 million, 10% lower than the $121 million earned in the corresponding period of 2008. Contributing to that decline were the following unfavorable factors: a $58 million increase in the provision for credit losses, predominately due to higher net charge-offs of loans; lower other noninterest revenues of $4 million; and a $3 million increase in deposit insurance expense. Those factors were partially offset by a $39 million increase in net interest income and a $3 million decline in personnel costs. The increase in net interest income was driven by higher average loan and deposit balances of $1.2 billion and $453 million, respectively, and a 15 basis point widening of the net interest margin on loans. Nearly one-half of the higher net interest income was due to the Provident acquisition.
     The Discretionary Portfolio segment incurred net losses of $10 million, $78 million, and $3 million in the quarters ended September 30, 2009, September 30, 2008, and June 30, 2009, respectively. Reflected in the results of the two most recent quarters and in the third quarter of 2008 were other-than-temporary impairment charges (pre-tax) of $47 million, $25 million, and $153 million, respectively. The impairment charges recorded in the two most recent quarters were on certain private CMOs and CDOs backed by bank trust preferred securities, while the impairment charges recorded in 2008’s third quarter were on the Company’s holdings of preferred stock issuances of Fannie Mae and Freddie Mac. All of the impairment charges relate to bonds or preferred stock held in the Company’s available-for-sale investment securities portfolio. As compared with the third quarter of 2008, a decline in impairment charges as noted above, a $4 million increase in net interest income and a $4 million reduction in foreclosure-related expenses were the main factors for the recent quarter’s lower net loss. The increase in net interest income reflects the impact of the Provident transaction and was largely due to a 13 basis point widening of this segment’s net interest margin. The higher net loss as compared with the immediately preceding quarter reflects the impact of the higher impairment charges during the recent quarter as described above, partially offset by higher net interest income of $5 million, a decrease in the provision for credit losses of $3 million and a $3 million rise in other noninterest revenues, largely income from bank owned life insurance. Approximately four-fifths of the increase in net interest income resulted from the Provident transaction. The Discretionary Portfolio segment incurred a net loss in the first nine months of 2009 of $19 million, compared with a net loss in the similar 2008 period of $57 million. Contributing to that improvement were a $54 million decline in other-than-temporary impairment charges, a $10 million increase in net interest income and a $7 million decrease in foreclosure-related costs, partially offset by a $9 million rise in the provision for credit losses, driven by increased net charge-offs. The higher net interest income was primarily due to the impact of the Provident acquisition.

     The Residential Mortgage Banking segment recorded net income of $1 million in the three-month period ended September 30, 2009, compared with net losses incurred in the third quarter of 2008 and the second quarter of 2009 of $18 million and $11 million, respectively. The leading factors for the improved performance as compared with 2008’s third quarter include: a $21 million decline in the provision for credit losses, primarily the result of reduced net charge-offs of loans to builders and developers of residential real estate; higher noninterest revenues from residential mortgage loan origination activities of $13 million, primarily resulting from increased volumes and wider margins; and a $6 million rise in net interest income, mainly due to an 87 basis point widening of the net interest margin on loans. Those factors were partially offset by higher personnel and foreclosure-related costs of $4 million and $3 million, respectively. The favorable results as compared with the second quarter of 2009 reflect a $19 million second quarter write-down of the values of certain previously foreclosed-upon residential real estate development projects (the result of updated appraised values) and a $14 million decline in the provision for credit losses, primarily the result of lower net charge-offs of loans to builders and developers of residential real estate. Those factors were partially offset by the impact of a $9 million partial reversal of the capitalized mortgage servicing rights valuation allowance recorded in 2009’s second quarter (there was no change in such valuation allowance in the recent quarter) and lower noninterest revenues from residential mortgage loan origination activities of $8 million. This segment incurred a net loss of $4 million in the nine-month period ended September 30, 2009, compared with a net loss of $23 million in the corresponding 2008 period. That improvement was the result of: a $43 million rise in noninterest revenues from residential mortgage loan origination activities, the result of increased volume and wider margins; a $15 million decrease in the provision for credit losses, mostly due to reduced net charge-offs of loans to builders and developers of residential real estate; a higher partial reversal of the capitalized mortgage servicing rights valuation allowance of $10 million; and higher net interest income of $4 million, due, in part, to a 44 basis point widening of the net interest margin on loans. Partially offsetting those factors was a $41 million increase in total noninterest expenses (excluding the capitalized mortgage servicing rights valuation allowance reversal), reflecting a $25 million rise in foreclosure-related costs, including the previously mentioned second quarter 2009 real estate valuation write-down.
     Net contribution from the Retail Banking segment totaled $74 million in the third quarter of 2009, up 27% from the $58 million earned in the corresponding 2008 period and 37% higher than the $54 million earned in 2009’s second quarter. Contributing to the higher net income as compared with the third quarter of 2008 was an increase in net interest income of $33 million and a $17 million rise in fees earned for providing deposit account services resulting from the Provident acquisition. The net interest income improvement reflects higher average balances of deposits ($3.2 billion) and loans ($1.3 billion) obtained in the Provident acquisition, and a 39 basis point widening of the net interest margin on loans. Partially offsetting those positive factors were a $9 million rise in personnel costs, increased net occupancy expenses of $7 million, higher deposit insurance expense of $6 million, and a $3 million increase in the provision for credit losses, resulting from higher net charge-offs of consumer loans. The increases in personnel and net occupancy costs were primarily related to operations acquired in the Provident transaction. As compared with the immediately preceding quarter, the higher net income reflects lower deposit insurance expense of $18 million, higher deposit account service fees of $14 million (approximately two-thirds due to the acquisition of Provident), a decline in other noninterest expenses of $5 million, including reduced expenses for credit card and merchant-related services, and a $3 million lower provision for credit losses. The decline in deposit insurance costs resulted from the second quarter 2009 special assessment levied by the FDIC. Those favorable factors were offset, in part, by increases in net occupancy and personnel costs of $8 million and $6 million, respectively, each largely the result of the operations acquired from Provident. Through September 30, 2009, net income for this segment aggregated $181 million, down 8% from the $197 million earned in the first nine months of 2008. That decline was due to the following factors: a $36 million rise in deposit insurance expense (reflecting the special assessment by the FDIC); a higher provision for credit losses of $31 million, resulting from higher net charge-offs of consumer loans; and increases of $11 million and $9 million in net occupancy and personnel costs, respectively. The increases in net occupancy and personnel costs were predominately the result of operations added with the Provident acquisition. Partially offsetting those unfavorable factors were a $42 million increase in net interest income and a $14 million rise in fees earned for providing deposit account services to Provident customers. The higher net interest income was due, in part, to a $2.4 billion increase in average deposit balances (approximately half of that increase was due to the impact of the Provident transaction).
     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s equity in the earnings of BLG, merger-related gains and expenses resulting from acquisitions of financial institutions and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. The various components of the “All Other” category resulted in net losses of $54 million and $113 million in the two most recent quarters, compared with net income of $4 million in the third quarter of 2008. The following unfavorable factors contributed to the net loss in the most recent quarter as compared with the net income recorded in the year-earlier quarter: the impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses; the impact of a $10 million reduction of income tax expense resulting from the reversal of taxes previously accrued for uncertain tax positions in various jurisdictions, compared with a $40 million reduction of income tax expense recorded in 2008’s third quarter relating to M&T’s resolution of certain tax issues from its activities in various jurisdictions; a $15 million increase in other noninterest expenses of the business and support units included in the “All Other” category; higher merger-related expenses associated with the Provident and Bradford acquisitions of $14 million; and an increase in deposit insurance expense of $8 million. Partially offsetting those unfavorable factors was a $29 million (pre-tax) merger-related gain recorded on the Bradford transaction. Several factors contributed to the lower net loss in the third quarter of 2009 as compared with the immediately preceding quarter including: a $52 million decline in merger-related expenses; the previously mentioned $29 million merger-related gain from the Bradford transaction; and the previously mentioned $10 million recent quarter reduction of income tax expense. Partially offsetting those favorable factors was an $11 million (pre-tax) reduction in the Company’s share of the operating results of BLG (inclusive of interest expense to fund that investment). For the first nine months of 2009, the “All Other” category reported a net loss of $286 million, compared with a net loss of $56 million in the similar 2008 period. The higher net loss in 2009 is attributable to the following unfavorable factors: the impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses; $83 million of merger-related expenses associated with the Provident and Bradford acquisitions recorded in the first nine months of 2009, compared with $4 million of merger-related expenses in the corresponding 2008 period related to acquisition transactions completed in the fourth quarter of 2007; Visa-related transactions that were recorded in the first quarter of 2008, including a $33 million gain realized from the mandatory partial redemption of Visa stock owned by M&T Bank and $15 million related to the reversal of Visa litigation-related accruals initially recorded in 2007’s fourth quarter; the impact of the $10 million and $40 million reductions of income tax expense noted above; lower trust income of $21 million; a $17 million increase in personnel costs associated with the business and support units included in the “All Other” category; a $10 million increase in deposit insurance expense; and a $6 million increase in charitable contributions made to the M&T Charitable Foundation. Those factors were offset by the previously noted $29 million merger-related gain, and a $15 million improvement from M&T’s share of the operating results of BLG (inclusive of interest expense to fund that investment).
Recent Accounting Developments
In September 2009, the FASB amended fair value measurement and disclosure guidance to permit the use of net asset value per share of certain investments as a practical expedient to measuring fair value. To qualify, the investment must be required or permitted to be measured or disclosed at fair value on a recurring or nonrecurring basis, must not have a readily determinable fair value and must have the defined attributes of an investment company. The guidance is effective for interim and annual periods ending after December 15, 2009, with early adoption permitted. The Company does not anticipate that the adoption of the guidance will have a significant impact on the reporting of its financial position or results of its operations.
     In August 2009, the FASB issued clarifying guidance on the fair value measurement of liabilities, which indicates that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more specified techniques. These techniques consist of a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements and disclosures. The guidance is effective for the first interim or annual reporting period beginning after issuance. The Company does not anticipate that the adoption of the guidance will have a significant impact on the reporting of its financial position or results of its operations.
     In June 2009, the FASB amended accounting guidance relating to the consolidation of variable interest entities to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended guidance instead requires a reporting entity to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the reporting entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity. The amended guidance requires ongoing reassessments of whether the reporting entity is the primary beneficiary of a variable interest entity. The amended guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The Company is still evaluating the impact that the new provisions will have on its financial statements.

     In June 2009, the FASB also issued amended accounting guidance relating to accounting for transfers of financial assets to eliminate the exceptions for qualifying special purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. The amended guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The recognition and measurement provisions of the amended guidance should be applied to transfers that occur on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity will no longer be relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities will be evaluated for consolidation on and after the effective date in accordance with applicable consolidation guidance, including the new accounting guidance relating to the consolidation of variable interest entities discussed in the previous paragraph. The Company is still evaluating the impact that the new provisions will have on its financial statements.
     In December 2007, the FASB issued a revision of the business combinations accounting standard. The revised guidance retains the fundamental requirements of the previous accounting standard that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. The revised accounting guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. The revised accounting guidance retains the provisions in the previous accounting standard for identifying and recognizing intangible assets separately from goodwill. With limited exceptions, the revised guidance requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair value as of that date. That replaces the previous accounting standard’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. As a result, certain acquisition-related costs previously included in the cost of an acquisition are now required to be expensed as incurred. In addition, certain restructuring costs previously recognized as if they were an assumed liability from an acquisition are also required to be expensed. The revised accounting guidance also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. The revised accounting guidance requires an acquirer to recognize goodwill as of the acquisition date measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of the identifiable net assets acquired. The revised accounting guidance also eliminates the recognition of a separate valuation allowance, such as an allowance for credit losses, as of the acquisition date for assets acquired in a business combination that are measured at their acquisition-date fair values because the effects of uncertainty about future cash flows should be included in the fair value measurement of those assets. The revised accounting guidance must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of the revised accounting guidance significantly impacts the accounting for acquisitions consummated in 2009 and beyond, including the Company’s acquisition of Provident in a stock-for-stock transaction, which was completed on May 23, 2009, and the FDIC-assisted

Bradford transaction, which was completed on August 28, 2009. Information concerning the Provident and Bradford transactions is included in note 2 of Notes to Financial Statements.
     In April 2009, the FASB issued amended accounting rules relating to the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies to amend and clarify the business combination accounting standard to address application issues with respect to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies, except for assets or liabilities arising from contingencies that are subject to specific provisions in the business combinations accounting rules. The accounting guidance requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of an asset acquired or a liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, an asset or liability shall be recognized if it is probable that an asset existed or that a liability had been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. An acquirer shall develop a rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies depending on their nature. This accounting guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company applied the guidance in accounting for the aforementioned Provident and Bradford transactions completed during the 2009 second and third quarters, respectively. Information concerning the Provident and Bradford acquisitions is included in note 2 of Notes to Financial Statements.
     In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The accounting guidance requires an employer to disclose information about how investment allocation decisions are made, including factors that are pertinent to an understanding of investment policies and strategies. An employer will also need to disclose separately for pension plans and other postretirement benefit plans the fair value of each major category of plan assets as of each annual reporting date for which a statement of financial position is presented. The guidance also requires the disclosure of information that enables financial statement users to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. For fair value measurements using significant unobservable inputs (Level 3), an employer will be required to disclose the effect of the measurements on changes in plan assets for the period. Furthermore, an employer is required to provide financial statement users with an understanding of significant concentrations of risk in plan assets. The guidance should be applied for fiscal years ending after December 15, 2009. Upon initial application, the disclosures are not required for earlier periods that are presented for comparative purposes. The Company intends to comply with the disclosure requirements when they become effective.

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

M&T BANK CORPORATION AND SUBSIDIARIES
Table 1
QUARTERLY TRENDS

	2009 Quarters			2008 Quarters
	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$706,388	682,637	659,445	779,468	806,614	823,425	889,945
Interest expense	152,938	175,856	206,705	288,426	313,115	330,942	405,312

Net interest income	553,450	506,781	452,740	491,042	493,499	492,483	484,633
Less: provision for credit losses	154,000	147,000	158,000	151,000	101,000	100,000	60,000
Other income	278,226	271,649	232,341	241,417	113,717	271,182	312,663
Less: other expense	500,056	563,710	438,346	446,819	434,763	419,710	425,704

Income before income taxes	177,620	67,720	88,735	134,640	71,453	243,955	311,592
Applicable income taxes (benefit)	44,161	11,318	19,581	27,432	(24,992)	77,839	103,613
Taxable-equivalent adjustment	5,795	5,214	4,933	4,967	5,260	5,851	5,783

Net income	$127,664	51,188	64,221	102,241	91,185	160,265	202,196

Net income available to common shareholders	$113,894	40,516	54,618	101,451	91,185	160,265	202,196
Per common share data
Basic earnings	$.97	.36	.49	.92	.83	1.45	1.84
Diluted earnings	.97	.36	.49	.92	.82	1.44	1.82
Cash dividends	$.70	.70	.70	.70	.70	.70	.70
Average common shares outstanding
Basic	117,370	113,218	110,439	110,370	110,265	110,191	110,017
Diluted	117,547	113,521	110,439	110,620	110,807	111,227	110,967

Performance ratios, annualized
Return on
Average assets	.73%	.31%	.40%	.63%	.56%	.98%	1.25%
Average common stockholders’ equity	6.72%	2.53%	3.61%	6.41%	5.66%	9.96%	12.49%
Net interest margin on average earning assets (taxable-equivalent basis)	3.61%	3.43%	3.19%	3.37%	3.39%	3.39%	3.38%
Nonaccrual loans to total loans and leases, net of unearned discount	2.35%	2.11%	2.05%	1.54%	1.41%	1.16%	.97%
Efficiency ratio (a)	57.21%	61.93%	60.82%	59.11%	57.24%	54.57%	55.27%

Net operating (tangible) results (b)
Net operating income (in thousands)	$128,761	100,805	75,034	111,784	100,809	170,361	215,597
Diluted net operating income per common share	.98	.79	.59	1.00	.91	1.53	1.94
Annualized return on
Average tangible assets	.78%	.64%	.50%	.72%	.65%	1.10%	1.41%
Average tangible common stockholders’ equity	14.87%	12.08%	9.36%	15.01%	13.17%	22.20%	27.86%
Efficiency ratio (a)	55.21%	60.03%	58.68%	57.03%	55.16%	52.41%	52.85%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$69,154	66,984	64,766	64,942	64,997	65,584	65,015
Total tangible assets (c)	65,462	63,500	61,420	61,584	61,627	62,201	61,614
Earning assets	60,900	59,297	57,509	57,919	57,971	58,465	57,713
Investment securities	8,420	8,508	8,490	8,894	9,303	8,770	8,924
Loans and leases, net of unearned discount	52,320	50,554	48,824	48,810	48,477	49,522	48,575
Deposits	46,720	43,846	41,487	40,447	39,503	39,711	39,999
Common stockholders’ equity (c)	6,794	6,491	6,212	6,299	6,415	6,469	6,513
Tangible common stockholders’ equity (c)	3,102	3,007	2,866	2,941	3,045	3,086	3,112

At end of quarter
Total assets (c)	$68,997	69,913	64,883	65,816	65,247	65,893	66,086
Total tangible assets (c)	65,312	66,215	61,544	62,464	61,883	62,517	62,696
Earning assets	59,993	61,044	56,823	57,107	57,430	57,949	58,030
Investment securities	7,634	8,155	7,687	7,919	8,433	8,659	8,676
Loans and leases, net of unearned discount	52,204	52,715	48,918	49,000	48,694	49,115	49,279
Deposits	46,862	46,755	42,477	42,581	42,501	41,926	41,533
Common stockholders’ equity (c)	6,879	6,669	6,329	6,217	6,417	6,519	6,488
Tangible common stockholders’ equity (c)	3,194	2,971	2,990	2,865	3,053	3,143	3,098
Equity per common share	58.22	56.51	56.95	56.29	58.17	59.12	58.92
Tangible equity per common share	27.03	25.17	26.90	25.94	27.67	28.50	28.14

Market price per common share
High	$67.46	61.87	59.08	99.50	108.53	98.38	94.03
Low	50.33	43.50	29.11	52.20	53.61	69.90	70.49
Closing	62.32	50.93	45.24	57.41	89.25	70.54	80.48

(a)	Excludes impact of merger-related gains and expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in table 2.

(c)	The difference between total assets and total tangible assets, and common stockholders’ equity and tangible common stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in table 2.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2009 Quarters			2008 Quarters
	Third	Second	First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$127,664	51,188	64,221	102,241	91,185	160,265	202,196
Amortization of core deposit and other intangible assets (a)	10,270	9,247	9,337	9,543	9,624	10,096	11,241
Merger-related gain (a)	(17,684)	—	—	—	—	—	—
Merger-related expenses (a)	8,511	40,370	1,476	—	—	—	2,160

Net operating income	$128,761	100,805	75,034	111,784	100,809	170,361	215,597

Earnings per common share
Diluted earnings per common share	$.97	.36	.49	.92	.82	1.44	1.82
Amortization of core deposit and other intangible assets (a)	.09	.08	.09	.08	.09	.09	.10
Merger-related gain (a)	(.15)	—	—	—	—	—	—
Merger-related expenses (a)	.07	.35	.01	—	—	—	.02

Diluted net operating earnings per common share	$.98	.79	.59	1.00	.91	1.53	1.94

Other expense
Other expense	$500,056	563,710	438,346	446,819	434,763	419,710	425,704
Amortization of core deposit and other intangible assets	(16,924)	(15,231)	(15,370)	(15,708)	(15,840)	(16,615)	(18,483)
Merger-related expenses	(14,010)	(66,457)	(2,426)	—	—	—	(3,547)

Noninterest operating expense	$469,122	482,022	420,550	431,111	418,923	403,095	403,674

Merger-related expenses
Salaries and employee benefits	$870	8,768	11	—	—	—	62
Equipment and net occupancy	1,845	581	4	—	—	—	49
Printing, postage and supplies	629	2,514	301	—	—	—	367
Other costs of operations	10,666	54,594	2,110	—	—	—	3,069

Total	$14,010	66,457	2,426	—	—	—	3,547

Balance sheet data
In millions
Average assets
Average assets	$69,154	66,984	64,766	64,942	64,997	65,584	65,015
Goodwill	(3,525)	(3,326)	(3,192)	(3,192)	(3,192)	(3,192)	(3,196)
Core deposit and other intangible assets	(208)	(188)	(176)	(191)	(206)	(222)	(239)
Deferred taxes	41	30	22	25	28	31	34

Average tangible assets	$65,462	63,500	61,420	61,584	61,627	62,201	61,614

Average common equity
Average total equity	$7,521	7,127	6,780	6,354	6,415	6,469	6,513
Preferred stock	(727)	(636)	(568)	(55)	—	—	—

Average common equity	6,794	6,491	6,212	6,299	6,415	6,469	6,513

Goodwill	(3,525)	(3,326)	(3,192)	(3,192)	(3,192)	(3,192)	(3,196)
Core deposit and other intangible assets	(208)	(188)	(176)	(191)	(206)	(222)	(239)

Deferred taxes	41	30	22	25	28	31	34

Average tangible common equity	$3,102	3,007	2,866	2,941	3,045	3,086	3,112

At end of quarter
Total assets
Total assets	$68,997	69,913	64,883	65,816	65,247	65,893	66,086
Goodwill	(3,525)	(3,525)	(3,192)	(3,192)	(3,192)	(3,192)	(3,192)
Core deposit and other intangible assets	(199)	(216)	(168)	(183)	(199)	(214)	(230)
Deferred taxes	39	43	21	23	27	30	32

Total tangible assets	$65,312	66,215	61,544	62,464	61,883	62,517	62,696

Total common equity
Total equity	$7,612	7,400	6,902	6,785	6,417	6,519	6,488
Preferred stock	(728)	(725)	(568)	(568)	—	—	—
Unamortized discount and undeclared dividends — preferred stock	(5)	(6)	(5)	—	—	—	—

Total common equity	6,879	6,669	6,329	6,217	6,417	6,519	6,488

Goodwill	(3,525)	(3,525)	(3,192)	(3,192)	(3,192)	(3,192)	(3,192)
Core deposit and other intangible assets	(199)	(216)	(168)	(183)	(199)	(214)	(230)
Deferred taxes	39	43	21	23	27	30	32

Total tangible common equity	$3,194	2,971	2,990	2,865	3,053	3,143	3,098

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2009 Third Quarter			2009 Second Quarter			2009 First Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$13,801	$131,433	3.78%	14,067	131,886	3.76%	14,031	129,222	3.74%
Real estate — commercial	20,843	233,370	4.48	19,719	219,813	4.46	18,795	206,967	4.40
Real estate — consumer	5,429	73,752	5.43	5,262	71,079	5.40	5,033	70,353	5.59
Consumer	12,247	165,665	5.37	11,506	155,609	5.42	10,965	151,968	5.62

Total loans and leases, net	52,320	604,220	4.58	50,554	578,387	4.59	48,824	558,510	4.64

Interest-bearing deposits at banks	66	7	.04	42	5	.05	20	8	.16
Federal funds sold and agreements to resell securities	11	17	.58	73	43	.23	102	58	.23
Trading account	83	169	.82	120	231	.77	73	123	.67
Investment securities**
U.S. Treasury and federal agencies	3,803	45,216	4.72	3,806	46,353	4.88	3,727	45,610	4.96
Obligations of states and political subdivisions	278	3,965	5.66	198	2,924	5.94	136	2,170	6.47
Other	4,339	52,794	4.83	4,504	54,694	4.87	4,627	52,966	4.64

Total investment securities	8,420	101,975	4.81	8,508	103,971	4.90	8,490	100,746	4.81

Total earning assets	60,900	706,388	4.60	59,297	682,637	4.62	57,509	659,445	4.65

Allowance for credit losses	(882)			(867)			(815)
Cash and due from banks	1,135			1,077			1,086
Other assets	8,001			7,477			6,986

Total assets	$69,154			66,984			64,766

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$541	288	.21	515	246	.19	536	327	.25
Savings deposits	23,367	22,076	.37	22,480	26,362	.47	21,203	41,922	.80
Time deposits	9,246	50,678	2.17	8,858	55,697	2.52	8,720	60,329	2.81
Deposits at foreign office	1,444	481	.13	1,460	576	.16	2,473	981	.16

Total interest-bearing deposits	34,598	73,523	.84	33,313	82,881	1.00	32,932	103,559	1.28

Short-term borrowings	2,663	1,764	.26	3,211	2,015	.25	3,477	2,348	.27
Long-term borrowings	11,008	77,651	2.80	11,482	90,960	3.18	11,643	100,798	3.51

Total interest-bearing liabilities	48,269	152,938	1.26	48,006	175,856	1.47	48,052	206,705	1.74

Noninterest-bearing deposits	12,122			10,533			8,555
Other liabilities	1,242			1,318			1,379

Total liabilities	61,633			59,857			57,986

Stockholders’ equity	7,521			7,127			6,780

Total liabilities and stockholders’ equity	$69,154			66,984			64,766

Net interest spread			3.34			3.15			2.91
Contribution of interest-free funds			.27			.28			.28

Net interest income/margin on earning assets		$553,450	3.61%		506,781	3.43%		452,740	3.19%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.
(continued)

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3 (continued)
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2008 Fourth Quarter			2008 Third Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$14,213	$169,492	4.74%	13,882	177,497	5.09%
Real estate — commercial	18,666	259,145	5.55	18,557	260,879	5.62
Real estate — consumer	4,904	71,778	5.85	4,964	74,582	6.01
Consumer	11,027	168,584	6.08	11,074	175,558	6.31

Total loans and leases, net	48,810	668,999	5.45	48,477	688,516	5.65

Interest-bearing deposits at banks	13	18	.55	9	25	1.09
Federal funds sold and agreements to resell securities	103	108	.41	102	515	2.01
Trading account	99	785	3.16	80	359	1.81
Investment securities**
U.S. Treasury and federal agencies	3,901	48,260	4.92	4,067	50,085	4.90
Obligations of states and political subdivisions	127	2,161	6.76	129	2,191	6.79
Other	4,866	59,137	4.84	5,107	64,923	5.06

Total investment securities	8,894	109,558	4.90	9,303	117,199	5.01

Total earning assets	57,919	779,468	5.35	57,971	806,614	5.54

Allowance for credit losses	(806)			(790)
Cash and due from banks	1,156			1,236
Other assets	6,673			6,580

Total assets	$64,942			64,997

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$528	592	.45	484	655	.54
Savings deposits	19,540	62,227	1.27	18,191	58,917	1.29
Time deposits	9,388	72,179	3.06	9,318	72,100	3.08
Deposits at foreign office	2,985	5,326	.71	3,837	18,709	1.94

Total interest-bearing deposits	32,441	140,324	1.72	31,830	150,381	1.88

Short-term borrowings	4,950	10,239	.82	5,392	28,155	2.08
Long-term borrowings	12,058	137,863	4.55	12,666	134,579	4.23

Total interest-bearing liabilities	49,449	288,426	2.32	49,888	313,115	2.50

Noninterest-bearing deposits	8,006			7,673
Other liabilities	1,133			1,021

Total liabilities	58,588			58,582

Stockholders’ equity	6,354			6,415

Total liabilities and stockholders’ equity	$64,942			64,997

Net interest spread			3.03			3.04
Contribution of interest-free funds			.34			.35

Net interest income/margin on earning assets		$491,042	3.37%		493,499	3.39%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of September 30, 2009.
     (b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a)–(b) Not applicable.
     (c)

Issuer Purchases of Equity Securities
(d)Maximum
			(c)Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)	Programs	Programs (2)

July 1 — July 31, 2009	14,925	$57.63	—	2,181,500

August 1 — August 31, 2009	3,306	60.44	—	2,181,500

September 1 — September 30, 2009	261	61.65	—	2,181,500

Total	18,492	$58.19	—

(1)	The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.

(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.
Item 3. Defaults Upon Senior Securities.
(Not applicable.)
Item 4. Submission of Matters to a Vote of Security Holders.
(None.)
Item 5. Other Information.
(None.)

Item 6. Exhibits.
     The following exhibits are filed as a part of this report.

Exhibit
No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION
Date: November 4, 2009	By:	/s/ René F. Jones
René F. Jones
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.