Form 10-K
period 2009-12-31
M&T BANK CORP
filed 2010-02-19
CIK 36270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2009: $3,984,009,945.

Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on February 11, 2010: 118,680,444 shares.

Documents Incorporated By Reference:

(1) Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders of M&T Bank Corporation in Parts II and III.

M&T BANK CORPORATION

Form 10-K for the year ended December 31, 2009

CROSS-REFERENCE SHEET

			Form 10-K
			Page

PART I
Item 1. Business			4
Statistical disclosure pursuant to Guide 3
I.	Distribution of assets, liabilities, and stockholders’ equity; interest rates and interest differential
	A.	Average balance sheets	43
	B.	Interest income/expense and resulting yield or rate on average interest-earning assets (including non-accrual loans) and interest-bearing liabilities	43
	C.	Rate/volume variances	23
II.	Investment portfolio
	A.	Year-end balances	21
	B.	Maturity schedule and weighted average yield	76
	C.	Aggregate carrying value of securities that exceed ten percent of stockholders’ equity	111
III.	Loan portfolio
	A.	Year-end balances	21,115
	B.	Maturities and sensitivities to changes in interest rates	74
	C.	Risk elements
		Nonaccrual, past due and renegotiated loans	56
		Actual and pro forma interest on certain loans	115-116
		Nonaccrual policy	103
		Loan concentrations	64
IV.	Summary of loan loss experience
	A.	Analysis of the allowance for loan losses	55
		Factors influencing management’s judgment concerning the adequacy of the allowance and provision	54-65,104
	B.	Allocation of the allowance for loan losses	63
V.	Deposits
	A.	Average balances and rates	43
	B.	Maturity schedule of domestic time deposits with balances of $100,000 or more	77
VI.	Return on equity and assets		23,36,80
VII.	Short-term borrowings		121-122
Item 1A.	Risk Factors		23-25
Item 1B.	Unresolved Staff Comments		26
Item 2.	Properties		26
Item 3.	Legal Proceedings		26
Item 4.	Submission of Matters to a Vote of Security Holders		27
	Executive Officers of the Registrant		27-28

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities		28-31
	A.	Principal market	28
		Market prices	93
	B.	Approximate number of holders at year-end	21
	C.	Frequency and amount of dividends declared	22-23,93,101

			Form 10-K
			Page

	D.	Restrictions on dividends	6,13-17
	E.	Securities authorized for issuance under equity compensation plans	29,126-128
	F.	Performance graph	30
	G.	Repurchases of common stock	30-31
Item 6.	Selected Financial Data		31
	A.	Selected consolidated year-end balances	21
	B.	Consolidated earnings, etc	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		31-94
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk		95
Item 8.	Financial Statements and Supplementary Data		95
	A.	Report on Internal Control Over Financial Reporting	96
	B.	Report of Independent Registered Public Accounting Firm	97
	C.	Consolidated Balance Sheet — December 31, 2009 and 2008	98
	D.	Consolidated Statement of Income — Years ended December 31, 2009, 2008 and 2007	99
	E.	Consolidated Statement of Cash Flows — Years ended December 31, 2009, 2008 and 2007	100
	F.	Consolidated Statement of Changes in Stockholders’ Equity — Years ended December 31, 2009, 2008 and 2007	101
	G.	Notes to Financial Statements	102-163
	H.	Quarterly Trends	93
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure		164
Item 9A.	Controls and Procedures		164
	A.	Conclusions of principal executive officer and principal financial officer regarding disclosure controls and procedures	164
	B.	Management’s annual report on internal control over financial reporting	164
	C.	Attestation report of the registered public accounting firm	164
	D.	Changes in internal control over financial reporting	164
Item 9B.	Other Information		164

PART III
Item 10.	Directors, Executive Officers and Corporate Governance		164
Item 11.	Executive Compensation		164
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		165
Item 13.	Certain Relationships and Related Transactions, and Director Independence		165
Item 14.	Principal Accounting Fees and Services		165

PART IV
Item 15.	Exhibits and Financial Statement Schedules		165
SIGNATURES			166-167
EXHIBIT INDEX			168-170
EX-10.4
EX-12.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1.	Business.

M&T Bank Corporation (“Registrant” or “M&T”) is a New York business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and under Article III-A of the New York Banking Law (“Banking Law”). The principal executive offices of the Registrant are located at One M&T Plaza, Buffalo, New York 14203. The Registrant was incorporated in November 1969. The Registrant and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” As of December 31, 2009 the Company had consolidated total assets of $68.9 billion, deposits of $47.4 billion and stockholders’ equity of $7.8 billion. The Company had 12,802 full-time and 1,424 part-time employees as of December 31, 2009.
At December 31, 2009, the Registrant had two wholly owned bank subsidiaries: M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”). The banks collectively offer a wide range of commercial banking, trust and investment services to their customers. At December 31, 2009, M&T Bank represented 99% of consolidated assets of the Company. M&T Bank operates branch offices in New York, Maryland, Pennsylvania, Delaware, New Jersey, Virginia, West Virginia and the District of Columbia.
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

Board of Directors; Management
At December 31, 2009, AIB held approximately 22.6% of the issued and outstanding shares of M&T common stock. In defining their relationship after the acquisition, M&T and AIB negotiated certain agreements regarding share ownership and corporate governance issues such as board representation, with the number of AIB’s representatives on the M&T and M&T Bank boards of directors being dependent upon the amount of M&T common stock held by AIB. M&T has the right to one seat on the AIB board of directors until AIB no longer holds at least 15% of the outstanding shares of M&T common stock. Pursuant to the Reorganization Agreement, AIB has the right to name four members to serve on the Boards of Directors of M&T and M&T Bank, each of whom must be reasonably acceptable to M&T (collectively, the “AIB Designees”). Further, one of the AIB Designees will serve on each of the Executive Committee, Nomination, Compensation and Governance Committee, and Audit and Risk Committee (or any committee or committees performing comparable functions) of the M&T board of directors. In order to serve, the AIB Designees must meet the requisite independence and expertise requirements prescribed under applicable law or stock exchange rules. In addition, the Reorganization Agreement provides that the board of directors of M&T Bank will include four members designated by AIB, each of whom must be reasonably acceptable to M&T.

As long as AIB remains a significant shareholder of M&T, AIB will have representation on the boards of directors of both M&T and M&T Bank as follows:

•	As long as AIB holds at least 15% of the outstanding shares of M&T common stock, AIB will be entitled to designate four persons on both the M&T and M&T Bank boards of directors and representation on the committees of the M&T board described above.
•	If AIB holds at least 10%, but less than 15%, of the outstanding shares of M&T common stock, AIB will be entitled to designate at least two people on both the M&T and M&T Bank boards of directors.
•	If AIB’s ownership interest in M&T is at least 5%, but less than 10%, of the outstanding shares of M&T common stock, AIB will be entitled to designate at least one person on both the M&T and M&T Bank boards of directors.
•	As long as AIB holds at least 15% of the outstanding shares of M&T common stock, neither M&T’s board of directors nor M&T Bank’s board of directors will consist of more than twenty-eight directors without the consent of the AIB Designees.
•	If AIB’s holdings of M&T common stock fall below 15%, but not lower than 12% of the outstanding shares of M&T common stock, AIB will continue to have the same rights that it would have had if it owned 15% of the outstanding shares of M&T common stock, as long as AIB restores its ownership percentage to 15% within one year. Additionally, as described in more detail below, M&T has agreed to repurchase shares of M&T common stock in order to offset dilution to AIB’s ownership interests that may otherwise be caused by issuances of M&T common stock under M&T employee and director benefit or stock purchase plans. Dilution of AIB’s ownership position caused by such issuances will not be counted in determining whether the “Sunset Date” has occurred or whether any of AIB’s other rights under the Reorganization Agreement have terminated. The “Sunset Date” is the date on which AIB no longer holds at least 15% of M&T common stock, calculated as described in this paragraph.

The AIB Designees at December 31, 2009 were Michael D. Buckley, Colm E. Doherty, Richard G. King and Eugene J. Sheehy. Mr. Buckley serves as a member of the Executive Committee and the Nomination, Compensation and Governance Committee, and Mr. King serves as a member of the Audit and Risk Committee. Robert G. Wilmers, Chairman of the Board and Chief Executive Officer of M&T, is a member of the AIB board of directors.

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

Subsidiaries
M&T Bank is a banking corporation that is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2009, M&T Bank had 793 banking offices located throughout New York State, Pennsylvania, Maryland, Delaware, New Jersey, Virginia, West Virginia and the District of Columbia, plus a branch in George Town, Cayman Islands. As of December 31, 2009, M&T Bank had consolidated total assets of $67.9 billion, deposits of $47.3 billion and stockholder’s equity of $8.4 billion. The deposit liabilities of M&T Bank are insured by the FDIC through its Deposit Insurance Fund (“DIF”) of which, at December 31, 2009, $46.6 billion were assessable. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, northern Virginia and Washington, D.C., and on small and medium-size businesses based in those areas, although residential and commercial real estate loans are originated through lending offices in ten other states. In addition, the Company conducts lending activities in various states through other subsidiaries. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company.
M&T Bank, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of M&T Bank, N.A. are insured by the FDIC through the DIF. The main office of M&T Bank, N.A. is located at 48 Main Street, Oakfield, New York 14125. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, through direct mail, telephone marketing techniques and the Internet. As of December 31, 2009, M&T Bank, N.A. had total assets of $908 million, deposits of $523 million and stockholder’s equity of $146 million.
M&T Life Insurance Company (“M&T Life Insurance”), a wholly owned subsidiary of M&T, was incorporated as an Arizona business corporation in January 1984. M&T Life Insurance is a captive credit reinsurer which reinsures credit life and accident and health insurance purchased by the Company’s consumer loan customers. As of December 31, 2009, M&T Life Insurance had assets of $33 million and stockholder’s equity of $30 million. M&T Life Insurance recorded revenues of $1 million during 2009. Headquarters of M&T Life Insurance are located at 101 North First Avenue, Phoenix, Arizona 85003.
M&T Credit Services, LLC (“M&T Credit”), a wholly owned subsidiary of M&T Bank, was a New York limited liability company that was merged into M&T Bank, effective April 1, 2009. M&T Credit was a credit and leasing company offering consumer loans and commercial loans and leases. M&T Credit recorded $60 million of revenue during 2009 prior to its merger into M&T Bank .
M&T Insurance Agency, Inc. (“M&T Insurance Agency”), a wholly owned insurance agency subsidiary of M&T Bank, was incorporated as a New York corporation in March 1955. M&T Insurance Agency provides insurance agency services principally to the commercial market. As of December 31, 2009, M&T Insurance Agency had assets of $40 million and stockholder’s equity of $26 million. M&T Insurance Agency recorded revenues of $22 million during 2009. The headquarters of M&T Insurance Agency are located at 285 Delaware Avenue, Buffalo, New York 14202.
M&T Mortgage Reinsurance Company, Inc. (“M&T Reinsurance”), a wholly owned subsidiary of M&T Bank, was incorporated as a Vermont business corporation in July 1999. M&T Reinsurance enters into reinsurance contracts with insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with M&T Bank-related mortgage loans. M&T Reinsurance receives a share of the premium for those policies in exchange for accepting a portion of the insurer’s risk of borrower default. As of December 31, 2009, M&T Reinsurance had assets of $39 million and stockholder’s equity of $23 million. M&T Reinsurance recorded approximately $9 million of revenue during 2009. M&T Reinsurance’s principal and registered office is at 148 College Street, Burlington, Vermont 05401.
M&T Real Estate Trust (“M&T Real Estate”) is a Maryland Real Estate Investment Trust that was formed through the merger of two separate subsidiaries, but traces its origin to the incorporation of M&T Real Estate, Inc. in July 1995. M&T Real Estate engages in commercial real estate lending and provides loan servicing to M&T Bank. As of December 31, 2009, M&T Real Estate had assets of $16.2 billion, common stockholder’s equity of $15.6 billion, and preferred stockholders’ equity, consisting of 9% fixed-rate preferred stock (par value $1,000), of $1 million. All of the outstanding common stock and 89% of the preferred stock of M&T Real Estate is owned by M&T Bank. The remaining 11% of M&T Real Estate’s outstanding preferred stock is owned by officers or former officers of the Company. M&T Real Estate recorded $743 million of revenue in 2009. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.
M&T Realty Capital Corporation (“M&T Realty Capital”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation in October 1973. M&T Realty Capital engages in multifamily commercial real estate lending and provides loan servicing to purchasers of the loans it originates. As of December 31, 2009 M&T Realty Capital serviced $7.1 billion of commercial mortgage loans for non-affiliates and had assets of $205 million and stockholder’s equity of $29 million. M&T Realty Capital recorded revenues of $47 million in 2009. The headquarters of M&T Realty Capital are located at 25 South Charles Street, Baltimore, Maryland 21202.
M&T Securities, Inc. (“M&T Securities”) is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, and as an investment advisor under the Investment Advisors Act of 1940, as amended. M&T Securities is licensed as a life insurance agent in each state where M&T Bank operates branch offices and in a number of other states. It provides securities brokerage, investment advisory and insurance services. As of December 31, 2009, M&T Securities had assets of $55 million and stockholder’s equity of $44 million. M&T Securities recorded $83 million of revenue during 2009. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14203.
MTB Investment Advisors, Inc. (“MTB Investment Advisors”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation on June 30, 1995. MTB Investment Advisors serves as investment advisor to the MTB Group of Funds, a family of proprietary mutual funds, and institutional clients. As of December 31, 2009, MTB Investment Advisors had assets of $17 million and stockholder’s equity of $14 million. MTB Investment Advisors recorded revenues of $43 million in 2009. The headquarters of MTB Investment Advisors are located at 100 East Pratt Street, Baltimore, Maryland 21202.
The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries did not represent, individually and collectively, a significant portion of the Company’s consolidated assets, net income and stockholders’ equity at December 31, 2009.

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

The only activities that, as a class, contributed 10% or more of the sum of consolidated interest income and other income in any of the last three years were interest on loans and investment securities and fees for providing deposit account services. The amount of income from such sources during those years is set forth on the Company’s Consolidated Statement of Income filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

Dividends
The Registrant is a legal entity separate and distinct from its banking and other subsidiaries. Historically, the majority of the Registrant’s revenue has been from dividends paid to the Registrant by its subsidiary banks. M&T Bank and M&T Bank, N.A. are subject, under one or more of the banking laws, to restrictions on the amount of dividend declarations. Future dividend payments to the Registrant by its subsidiary banks will be dependent on a number of factors, including the earnings and financial condition of each such bank, and are subject to the limitations referred to in note 23 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data,” and to other statutory powers of bank regulatory agencies.
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
The Federal Reserve Board, the FDIC and the OCC have also imposed a leverage standard to supplement their risk-based ratios. This leverage standard focuses on a banking institution’s ratio of Tier 1 capital to average total assets, adjusted for goodwill and certain other items. Under these guidelines, banking institutions that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%. Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth are expected to maintain a Tier 1 capital to total adjusted average assets ratio equal to at least 4% to 5%. As reflected in the table in note 23 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data,” the risk-based capital ratios and leverage ratios of the Registrant, M&T Bank and M&T Bank, N.A. as of December 31, 2009 exceeded the required capital ratios for classification as “well capitalized,” the highest classification under the regulatory capital guidelines.
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
Under the implementing regulations adopted by the federal banking agencies, a bank holding company or bank is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” bank holding company or bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A bank holding company or bank is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1); (B) “significantly undercapitalized” if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) “critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The Federal Reserve Board may reclassify a “well capitalized” bank holding company or bank as “adequately capitalized” or subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower capital category if it determines that the bank holding company or bank is in an unsafe or unsound condition or deems the bank holding company or bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. M&T, M&T Bank and M&T Bank, N.A. met the definition of “well capitalized” institutions as of December 31, 2009.
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
Depository institutions that are not “well capitalized” or “adequately capitalized” and have not received a waiver from the FDIC are prohibited from accepting or renewing brokered deposits. As of December 31, 2009, M&T Bank had approximately $1.5 billion of brokered deposits, while M&T Bank, N.A. did not have any brokered deposits at that date.
Although M&T has issued shares of common stock in connection with acquisitions or at other times, the Company has generally maintained capital ratios in excess of minimum regulatory guidelines largely through internal capital generation (i.e. net income less dividends paid). Management’s policy of managing capital through reinvestment of earnings, repurchases of shares of common stock and dividends is intended to enhance M&T’s earnings per share prospects and thereby reward stockholders over time with capital gains in the form of increased stock price.

The Emergency Economic Stabilization Act of 2008; American Recovery and Reinvestment Act of 2009
In the third quarter of 2008, the Federal Reserve, the U.S. Treasury and the FDIC initiated measures to stabilize the financial markets and to provide liquidity for financial institutions. The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008 and authorized the U.S. Treasury to provide funds to be used to restore liquidity and stability to the U.S. financial system pursuant to the Troubled Asset Relief Program (“TARP”). Under the authority of EESA, the U.S. Treasury instituted a voluntary capital purchase program under TARP to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under the program, the U.S. Treasury purchased senior preferred shares of financial institutions which pay cumulative dividends at a rate of 5% per year for five years and thereafter at a rate of 9% per year. The terms of the senior preferred shares, as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), provide that the shares may be redeemed, in whole or in part, at par value plus accrued and unpaid dividends upon approval of the U.S. Treasury and the participating institution’s primary banking regulators. The senior preferred shares are non-voting and qualify as Tier 1 capital for regulatory reporting purposes. In connection with purchasing senior preferred shares, the U.S. Treasury also receives warrants to purchase the common stock of participating financial institutions having a market price of 15% of the amount of senior preferred shares on the date of investment with an exercise price equal to the market price of the participating institution’s common stock at the time of approval, calculated on a 20-trading day trailing average. The warrants have a term of ten years and are immediately exercisable, in whole or in part. For a period of three years, the consent of the U.S. Treasury is required for participating institutions to increase their common stock dividend or repurchase their common stock, other than in connection with benefit plans consistent with past practice. Participation in the capital purchase program also includes certain restrictions on executive compensation that were modified by ARRA and further defined by the U.S. Treasury in its Interim Final Rule on TARP Standards for Compensation and Corporate Governance (“TARP Interim Final Rule”). The minimum subscription amount available to a participating institution is one percent of total risk-weighted assets. In general, the maximum subscription amount is three percent of risk-weighted assets. On December 23, 2008, M&T issued to the U.S. Treasury $600 million of Series A Preferred Stock and warrants to purchase 1,218,522 shares of M&T Common Stock at $73.86 per share. M&T elected to participate in the capital purchase program at an amount equal to approximately 1% of its risk-weighted assets at the time. In connection with its acquisition of Provident on May 23, 2009, M&T assumed the preferred stock and warrants issued by Provident to the U.S. Treasury on November 14, 2008 and issued $152 million of Series C Preferred Stock. On a converted basis, the warrant issued by Provident to the U.S. Treasury provides for the purchase of 407,542 shares of M&T Common Stock at $55.76 per share.
ARRA, an economic stimulus package signed into law on February 17, 2009, significantly expanded the restrictions on executive compensation that were included in Section 111 of EESA and imposed various corporate governance standards on recipients of TARP funds, including under the U.S. Treasury’s capital purchase program, until such funds are repaid. On June 10, 2009, the U.S. Treasury issued the TARP Interim Final Rule to clarify and provide additional guidance with respect to the restrictions on executive compensation that apply to executives and certain other employees of TARP to M&T, include: (i) a prohibition on paying bonuses, retention awards and incentive compensation, other than long-term restricted stock or pursuant to certain preexisting employment contracts, to its Senior Executive Officers (“SEOs”) and next 20 most highly-compensated employees; (ii) a prohibition on the payment of “golden parachute payments” to its SEOs and next five most highly compensated employees; (iii) a prohibition on paying incentive compensation for “unnecessary and excessive risks” and earnings manipulations; (iv) a requirement to clawback any bonus, retention award, or incentive compensation paid to a SEO and any of the next twenty most highly compensated employees based on statements of earnings, revenues, gains, or other criteria later found to be materially inaccurate; (v) a requirement to establish a policy on luxury or excessive expenditures, including entertainment or events, office and facility renovations, company owned aircraft and other transportation and similar activities or events; (vi) a requirement to provide shareholders with a non-binding advisory “say on pay” vote on executive compensation; (vii) a prohibition on deducting more than $500,000 in annual compensation or performance based compensation for the SEOs under Internal Revenue Code Section 162(m); (viii) a requirement that the compensation committee of the board of directors evaluate and review on a semi-annual basis the risks involved in employee compensation plans; and (ix) a requirement that the chief executive officer and chief financial officer provide written certifications of compliance with the foregoing requirements.
Following a systemic risk determination pursuant to the FDI Act, the FDIC announced a Temporary Liquidity Guarantee Program (“TLGP”), which temporarily guarantees the senior debt of all FDIC-insured institutions and certain holding companies, as well as deposits in noninterest-bearing deposit transaction accounts, for those institutions and holding companies who did not elect to opt out of the TLGP by December 5, 2008. M&T chose to continue its participation in the TLGP and, thus, did not opt out. Since October 14, 2008, M&T Bank and M&T Bank, N.A. have participated in the Transaction Account Guarantee (“TAG”) component of the TLGP. Under this program, all noninterest-bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account through December 31, 2009. Coverage under the TAG was available for the first 30 days without charge and a 10 basis point (hundredth of one percent) surcharge was applied to the current assessment rate for M&T Bank and M&T Bank, N.A. thereafter on amounts in covered accounts exceeding $250,000. Coverage under this program is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance rules that currently insure up to at least $250,000 per depositor through December 31, 2013, after which the standard insurance amount will return to $100,000 per depositor for all account categories except for certain retirement accounts that will remain at $250,000 per depositor.

On August 26, 2009, the FDIC extended the TAG for an additional six months for those insured depository institutions that elected to continue in the program. M&T Bank and M&T Bank, N.A. elected to continue in the TAG through June 30, 2010, when the program will end. The surcharge for coverage in the program after December 31, 2009 was raised to 15 basis points based upon M&T Bank and M&T Bank, N.A. being assigned the lowest risk category by the FDIC under its risk-based premium system. Pursuant to the terms of the TAG, after June 30, 2010 funds held at M&T Bank and M&T Bank N.A. in noninterest-bearing transaction accounts will no longer be guaranteed in full, but will be insured under the FDIC’s general deposit insurance rules. As a result of the FDIC’s actions to phase out the Debt Guarantee Program under the TLGP, M&T Bank and M&T Bank, N.A. ceased their participation in that program on October 31, 2009.

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
Under the FDI Act, the FDIC imposed deposit insurance assessments based on one of four assessment categories depending on an institution’s capital classification under the prompt corrective action provisions described above and an institution’s long-term debt issuer ratings. The adjusted assessment rates for insured institutions under the modified system range from .05% to .43% of assessable deposits depending upon the assessment category into which the insured institution is placed. The annual assessment rates for M&T Bank and M&T Bank N.A. during 2008 were each between .05% and .06%.
The FDI Act also allows for a one-time assessment credit for eligible insured depository institutions (those institutions that were in existence on December 31, 1996 and paid a deposit insurance assessment prior to that date, or are a successor to any such institution). The credit is determined based on the assessment base of the institution as of December 31, 1996 as compared with the combined aggregate assessment base of all eligible institutions as of that date. Those institutions having credits could use them to offset up to 100% of the 2007 DIF assessment, and if not completely used in 2007, may apply the remaining credits to not more than 90% of each of the aggregate 2008, 2009 and 2010 DIF assessments. M&T Bank and M&T Bank, N.A. offset 90% of their DIF assessments with available one-time assessment credits during 2008. During 2008, credits utilized to offset amounts assessed for M&T Bank and M&T Bank, N.A. totaled $18 million and $268 thousand, respectively. Assessments for M&T Bank and M&T Bank, N.A., during 2009 which were offset by available credits, were $9 million and $261 thousand, respectively. All credits available to M&T Bank and M&T Bank, N.A. to offset DIF assessments had been utilized as of December 31, 2009.
In December 2008, the FDIC approved a final rule on deposit assessment rates for the first quarter of 2009. The rule raised assessment rates uniformly by 7 basis points (annually) for the first quarter of 2009 only. On February, 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009 and an interim final rule imposing a special assessment on each insured depository institution to increase the DIF reserve ratio. The final rule revising the FDIC risk-based assessment system, which was first proposed in October 2008, adjusted the risk-based calculation for an institution’s unsecured debt, secured liabilities and brokered deposits. The revisions effectively result in a range of possible assessments under the risk-based system of 7 to 77.5 basis points of assessable deposits. The basic assessments for Risk Category I, applicable to the least risky institutions, including M&T, range from 12 to 16 basis points, but can be adjusted to from 7 to 24 basis points under the revised system. The interim final rule proposing the emergency assessment contemplated a 20 basis point assessment on each insured depository institution’s insured deposits as of June 30, 2009 and collected on September 30, 2009.
On May 22, 2009, the FDIC adopted a final rule reducing the amount of the proposed emergency assessment and imposed a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution could not exceed 10 basis points times the institution’s assessment base for the second quarter of 2009. The special assessment was collected on September 30, 2009. The Company’s special assessment amounted to $33 million.
On September 29, 2009, the FDIC proposed a rule that was subsequently adopted in final form by the FDIC board of directors on November 12, 2009 that required insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the amount to prepay, the FDIC required that institutions use their total base assessment rate in effect on September 30, 2009 and increase that assessment base quarterly at a 5 percent annual growth rate through the end of 2012. On September 29, 2009, the FDIC also increased annual assessment rates uniformly by 3 basis points beginning in 2011 such that an institution’s assessment for 2011 and 2012 would be increased by an annualized 3 basis points. The Company’s prepayment for 2010, 2011 and 2012 amounted to $249 million.
In addition to the standard deposit insurance assessments, as noted above, in the third quarter of 2008, the FDIC announced the TLGP which temporarily guarantees the senior debt of all FDIC-insured institutions and certain holding companies, as well as deposits in noninterest-bearing deposit transaction accounts. As a result, the Company recognized additional FDIC insurance expense of approximately $500 thousand in the final quarter of 2008 and $7 million during 2009. The Company expects assessments related to the TLGP in the first half of 2010 of approximately $6 million - $7 million.
Incremental to insurance fund assessments, the FDIC assesses deposits to fund the repayment of debt obligations of the Financing Corporation (“FICO”). FICO is a government agency-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The current annualized rate established by the FDIC is 1.06 basis points.

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
Effective July 1, 2010, a new federal banking rule under the Electronic Fund Transfer Act will prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions. If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied. Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.

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

Regulatory Impact of M&T’s Relationship With AIB
As described above under the caption “Relationship With Allied Irish Banks, p.l.c.,” AIB owns approximately 22.6% of the issued and outstanding shares of M&T common stock and has representation on the M&T and M&T Bank boards of directors. As a result, AIB has become M&T’s bank holding company under the BHCA and the Banking Law and AIB’s relationship with M&T is subject to the statutes and regulations governing bank holding companies described above. Among other things, AIB will have to join M&T in applications by M&T for acquisitions and new activities. The Reorganization Agreement requires AIB to join in such applications at M&T’s request, subject to certain limitations. In addition, because AIB is regulated by the Central Bank of Ireland (“CBI”), the CBI may assert jurisdiction over M&T as a company controlled by AIB. Additional discussion of the regulatory implications of the Allfirst acquisition for M&T is set forth above under the caption “Certain Post-Closing Bank Regulatory Matters.”

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

Competition
The Company competes in offering commercial and personal financial services with other banking institutions and with firms in a number of other industries, such as thrift institutions, credit unions, personal loan companies, sales finance companies, leasing companies, securities firms and insurance companies. Furthermore, diversified financial services companies are able to offer a combination of these services to their customers on a nationwide basis. The Company’s operations are significantly impacted by state and federal regulations applicable to the banking industry. Moreover, the provisions of the Gramm-Leach-Bliley Act of 1999, the Interstate Banking Act and the Banking Law have allowed for increased competition among diversified financial services providers.

Other Legislative Initiatives
Proposals may be introduced in the United States Congress and in the New York State Legislature and before various bank regulatory authorities which would alter the powers of, and restrictions on, different types of banking organizations and which would restructure part or all of the existing regulatory framework for banks, bank holding companies and other providers of financial services. Moreover, other bills may be introduced in Congress which would further regulate, deregulate or restructure the financial services industry, including proposals to substantially reform the regulatory framework. It is not possible to predict whether these or any other proposals will be enacted into law or, even if enacted, the effect which they may have on the Company’s business and earnings.

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

Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES

	2009	2008	2007	2006	2005
	(In thousands)

Interest-bearing deposits at banks	$133,335	$10,284	$18,431	$6,639	$8,408
Federal funds sold	20,119	21,347	48,038	19,458	11,220
Resell agreements	—	90,000	—	100,000	—
Trading account	386,984	617,821	281,244	136,752	191,617
Investment securities
U.S. Treasury and federal agencies	4,006,968	3,909,493	3,540,641	2,381,584	3,016,374
Obligations of states and political subdivisions	266,748	135,585	153,231	130,207	181,938
Other	3,506,893	3,874,129	5,268,126	4,739,807	5,201,852

Total investment securities	7,780,609	7,919,207	8,961,998	7,251,598	8,400,164
Loans and leases
Commercial, financial, leasing, etc.	13,790,737	14,563,091	13,387,026	11,896,556	11,105,827
Real estate — construction	4,726,570	4,568,368	4,190,068	3,453,981	2,335,498
Real estate — mortgage	21,747,533	19,224,003	19,468,449	17,940,083	16,636,557
Consumer	12,041,617	11,004,275	11,306,719	9,916,334	10,475,809

Total loans and leases	52,306,457	49,359,737	48,352,262	43,206,954	40,553,691
Unearned discount	(369,771)	(359,274)	(330,700)	(259,657)	(223,046)
Allowance for credit losses	(878,022)	(787,904)	(759,439)	(649,948)	(637,663)

Loans and leases, net	51,058,664	48,212,559	47,262,123	42,297,349	39,692,982
Goodwill	3,524,625	3,192,128	3,196,433	2,908,849	2,904,081
Core deposit and other intangible assets	182,418	183,496	248,556	250,233	108,260
Real estate and other assets owned	94,604	99,617	40,175	12,141	9,486
Total assets	68,880,399	65,815,757	64,875,639	57,064,905	55,146,406

Noninterest-bearing deposits	13,794,636	8,856,114	8,131,662	7,879,977	8,141,928
NOW accounts	1,396,471	1,141,308	1,190,161	940,439	901,938
Savings deposits	23,676,798	19,488,918	15,419,357	14,169,790	13,839,150
Time deposits	7,531,495	9,046,937	10,668,581	11,490,629	11,407,626
Deposits at foreign office	1,050,438	4,047,986	5,856,427	5,429,668	2,809,532

Total deposits	47,449,838	42,581,263	41,266,188	39,910,503	37,100,174
Short-term borrowings	2,442,582	3,009,735	5,821,897	3,094,214	5,152,872
Long-term borrowings	10,240,016	12,075,149	10,317,945	6,890,741	6,196,994
Total liabilities	61,127,492	59,031,026	58,390,383	50,783,810	49,270,020
Stockholders’ equity	7,752,907	6,784,731	6,485,256	6,281,095	5,876,386

Table 2

STOCKHOLDERS, EMPLOYEES AND OFFICES

Number at Year-End	2009	2008	2007	2006	2005

Stockholders	13,207	11,197	11,611	10,084	10,437
Employees	14,226	13,620	13,869	13,352	13,525
Offices	832	725	760	736	724

Table 3

CONSOLIDATED EARNINGS

	2009	2008	2007	2006	2005
	(In thousands)

Interest income
Loans and leases, including fees	$2,326,748	$2,825,587	$3,155,967	$2,927,411	$2,420,660
Deposits at banks	34	109	300	372	169
Federal funds sold	63	254	857	1,670	807
Resell agreements	66	1,817	22,978	3,927	1
Trading account	534	1,469	744	2,446	1,544
Investment securities
Fully taxable	389,268	438,409	352,628	363,401	351,423
Exempt from federal taxes	8,484	9,946	11,339	14,866	14,090

Total interest income	2,725,197	3,277,591	3,544,813	3,314,093	2,788,694

Interest expense
NOW accounts	1,122	2,894	4,638	3,461	2,182
Savings deposits	112,550	248,083	250,313	201,543	139,445
Time deposits	206,220	330,389	496,378	551,514	294,782
Deposits at foreign office	2,391	84,483	207,990	178,348	120,122
Short-term borrowings	7,129	142,627	274,079	227,850	157,853
Long-term borrowings	340,037	529,319	461,178	333,836	279,967

Total interest expense	669,449	1,337,795	1,694,576	1,496,552	994,351

Net interest income	2,055,748	1,939,796	1,850,237	1,817,541	1,794,343
Provision for credit losses	604,000	412,000	192,000	80,000	88,000

Net interest income after provision for credit losses	1,451,748	1,527,796	1,658,237	1,737,541	1,706,343

Other income
Mortgage banking revenues	207,561	156,012	111,893	143,181	136,114
Service charges on deposit accounts	469,195	430,532	409,462	380,950	369,918
Trust income	128,568	156,149	152,636	140,781	134,679
Brokerage services income	57,611	64,186	59,533	60,295	55,572
Trading account and foreign exchange gains	23,125	17,630	30,271	24,761	22,857
Gain on bank investment securities	1,165	34,471	1,204	2,566	1,050
Total other-than-temporary impairment (“OTTI”) losses	(264,363)	(182,222)	(127,300)	—	(29,183)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	126,066	—	—	—	—

Net OTTI losses recognized in earnings	(138,297)	(182,222)	(127,300)	—	(29,183)
Equity in earnings of Bayview Lending Group LLC	(25,898)	(37,453)	8,935	—	—
Other revenues from operations	325,076	299,674	286,355	293,318	258,711

Total other income	1,048,106	938,979	932,989	1,045,852	949,718

Other expense
Salaries and employee benefits	1,001,873	957,086	908,315	873,353	822,239
Equipment and net occupancy	211,391	188,845	169,050	168,776	173,689
Printing, postage and supplies	38,216	35,860	35,765	33,956	33,743
Amortization of core deposit and other intangible assets	64,255	66,646	66,486	63,008	56,805
FDIC assessments	96,519	6,689	4,203	4,505	4,546
Other costs of operations	568,309	471,870	443,870	408,153	394,120

Total other expense	1,980,563	1,726,996	1,627,689	1,551,751	1,485,142

Income before income taxes	519,291	739,779	963,537	1,231,642	1,170,919
Income taxes	139,400	183,892	309,278	392,453	388,736

Net income	$379,891	$555,887	$654,259	$839,189	$782,183

Dividends declared
Common	$326,617	$308,501	$281,900	$249,817	$198,619
Preferred	31,946	—	—	—	—

Table 4

COMMON SHAREHOLDER DATA

	2009	2008	2007	2006	2005

Per share
Net income
Basic	$2.90	$5.04	$6.05	$7.55	$6.88
Diluted	2.89	5.01	5.95	7.37	6.73
Cash dividends declared	2.80	2.80	2.60	2.25	1.75
Common stockholders’ equity at year-end	59.31	56.29	58.99	56.94	52.39
Tangible common stockholders’ equity at year-end	28.27	25.94	27.98	28.57	25.91
Dividend payout ratio	97.36%	55.62%	43.12%	29.79%	25.42%

Table 5
CHANGES IN INTEREST INCOME AND EXPENSE(a)

	2009 Compared with 2008			2008 Compared with 2007
		Resulting from			Resulting from
	Total	Changes in:		Total	Changes in:
	Change	Volume	Rate	Change	Volume	Rate
		(Increase (decrease) in thousands)

Interest income
Loans and leases, including fees	$(498,433)	118,677	(617,110)	$(328,595)	316,338	(644,933)
Deposits at banks	(75)	103	(178)	(191)	36	(227)
Federal funds sold and agreements to resell securities	(1,942)	(729)	(1,213)	(21,764)	(11,664)	(10,100)
Trading account	(906)	127	(1,033)	802	250	552
Investment securities
U.S. Treasury and federal agencies	1,065	3,008	(1,943)	80,487	70,137	10,350
Obligations of states and political subdivisions	3,900	5,179	(1,279)	624	1,169	(545)
Other	(56,035)	(35,242)	(20,793)	2,443	8,964	(6,521)

Total interest income	$(552,426)			$(266,194)

Interest expense
Interest-bearing deposits
NOW accounts	$(1,772)	220	(1,992)	$(1,744)	383	(2,127)
Savings deposits	(135,533)	52,405	(187,938)	(2,230)	47,542	(49,772)
Time deposits	(124,169)	(25,770)	(98,399)	(165,989)	(44,273)	(121,716)
Deposits at foreign office	(82,092)	(31,707)	(50,385)	(123,507)	(9,424)	(114,083)
Short-term borrowings	(135,498)	(49,651)	(85,847)	(131,452)	32,037	(163,489)
Long-term borrowings	(189,282)	(22,502)	(166,780)	68,141	153,793	(85,652)

Total interest expense	$(668,346)			$(356,781)

(a)	Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 1A.	Risk Factors.

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
Credit Risk — Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, in general, and, due to the size of the Company’s real estate loan portfolio and mortgage-related investment securities portfolio, real estate valuations, in particular. Other factors that can influence the Company’s credit loss experience, in addition to general economic conditions and borrowers’ specific abilities to repay loans, include: (i) the impact of declining real estate values in the Company’s portfolio of loans to residential real estate builders and developers; (ii) the repayment performance associated with the Company’s portfolio of alternative residential mortgage loans and residential and other mortgage loans supporting mortgage-related securities; (iii) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (iv) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; and (v) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than many other loan types. Considerable concerns exist about the economic recovery in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high unemployment, which has caused consumer spending to slow; the underlying impact on businesses’ operations and abilities to repay loans as consumer spending slowed; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued uncertainty about possible responses to state government budget deficits.

Numerous factors can affect the Company’s credit loss experience. To help manage credit risk, the Company maintains a detailed credit policy and utilizes various committees that include members of senior management to approve significant extensions of credit. The Company also maintains a credit review department that regularly reviews the Company’s loan and lease portfolios to ensure compliance with established credit policy. The Company utilizes an extensive loan grading system which is applied to all commercial and commercial real estate loans. On a quarterly basis, the Company’s loan review department reviews all commercial and commercial real estate loans greater than $350,000 that are classified as Special Mention or worse. Meetings are held with loan officers and their managers, workout specialists and Senior Management to discuss each of the relationships. Borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. In addition, the Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” Any declines in value below amortized cost that are deemed to be “other than temporary” are charged to earnings.
Economic Risk — The U.S. economy experienced recession and weak economic conditions during the last three years. Those conditions contributed to risk as follows:

•	The significant downturn in the residential real estate market that began in 2007 had continued in 2008 and 2009. The impact of that downturn has resulted in declining home prices, higher foreclosures and loan charge-offs, and lower market prices on investment securities backed by residential real estate. These factors have negatively impacted M&T’s results of operations and could continue to do so.
•	Lower demand for the Company’s products and services and lower revenues and earnings could result from ongoing weak economic conditions. Those conditions could also result in higher loan charge-offs due to the inability of borrowers to repay loans.
•	Lower fee income from the Company’s brokerage and trust businesses could result from significant declines in stock market prices.
•	Lower earnings could result from other-than-temporary impairment charges related to the Company’s investment securities portfolio.
•	Higher FDIC assessments could be imposed on the Company due to bank failures that have caused the FDIC Deposit Insurance Fund to fall below minimum required levels.
•	There is no assurance that the Emergency Economic Stabilization Act of 2008 or the American Recovery and Reinvestment Act of 2009 will improve the condition of the financial markets.

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

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 279,000 rentable square feet of space, is owned in fee by M&T Bank and was completed in 1967. M&T, M&T Bank and their subsidiaries occupy approximately 98% of the building and the remainder is leased to non-affiliated tenants. At December 31, 2009, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $5.7 million.
In September 1992, M&T Bank acquired an additional facility in Buffalo, New York with approximately 365,000 rentable square feet of space. Approximately 89% of this facility, known as M&T Center, is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 2009, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $11.2 million.
M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 215,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $20.6 million at December 31, 2009.
M&T Bank also owns a facility in Syracuse, New York with approximately 150,000 rentable square feet of space. Approximately 45% of this facility is occupied by M&T Bank. At December 31, 2009, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $6.5 million.
M&T Bank also owns facilities in Harrisburg, Pennsylvania and Millsboro, Delaware with approximately 207,000 and 322,000 rentable square feet of space, respectively. M&T Bank occupies approximately 38% and 85% of these respective facilities. At December 31, 2009, the cost of these buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $12.2 million and $7.3 million, respectively.
No other properties owned by M&T Bank have more than 100,000 square feet of space. The cost, net of accumulated depreciation and amortization, of the Company’s premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” Of the 794 domestic banking offices of the Registrant’s subsidiary banks at December 31, 2009, 302 are owned in fee and 492 are leased.

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

No matters were submitted to a vote of M&T’s security holders during the fourth quarter of 2009.

Executive Officers of the Registrant
Information concerning the Registrant’s executive officers is presented below as of February 19, 2010. The year the officer was first appointed to the indicated position with the Registrant or its subsidiaries is shown parenthetically. In the case of each corporation noted below, officers’ terms run until the first meeting of the board of directors after such corporation’s annual meeting, which in the case of the Registrant takes place immediately following the Annual Meeting of Stockholders, and until their successors are elected and qualified.
Robert G. Wilmers, age 75, is chief executive officer (2007), chairman of the board (2000) and a director (1982) of the Registrant. From April 1998 until July 2000, he served as president and chief executive officer of the Registrant and from July 2000 until June 2005 he served as chairman, president (1988) and chief executive officer (1983) of the Registrant. He is chief executive officer (2007), chairman of the board (2005) and a director (1982) of M&T Bank, and previously served as chairman of the board of M&T Bank from March 1983 until July 2003 and as president of M&T Bank from March 1984 until June 1996.
Michael P. Pinto, age 54, is a vice chairman (2007) and a director (2003) of the Registrant. Previously, he was an executive vice president of the Registrant (1997). He is a vice chairman and a director (2003) of M&T Bank and is the chairman and chief executive officer of M&T Bank’s Mid-Atlantic Division (2005). Prior to April 2005, Mr. Pinto was the chief financial officer of the Registrant (1997) and M&T Bank (1996), and he oversaw the Company’s Finance Division, Technology and Banking Operations Division, Corporate Services Group, Treasury Division and General Counsel’s Office. He is an executive vice president (1996) and a director (1998) of M&T Bank, N.A. Mr. Pinto is chairman of the board and a director of MTB Investment Advisors (2006).
Mark J. Czarnecki, age 54, is president and a director (2007) of the Registrant and president and a director (2007) of M&T Bank. Previously, he was an executive vice president of the Registrant (1999) and M&T Bank (1997) and was responsible for the M&T Investment Group and the Company’s Retail Banking network. Mr. Czarnecki is a director (1999) of M&T Securities and chairman of the board, president and chief executive officer (2007) and a director (2005) of M&T Bank, N.A.
James J. Beardi, age 63, is an executive vice president (2003) of the Registrant and M&T Bank, and is responsible for managing the Company’s Corporate Services, Central Operations, Automobile Floor Plan and Lending Services Groups. Previously, Mr. Beardi was in charge of the Company’s Residential Mortgage business and the General Counsel’s Office. He was president and a director of M&T Mortgage Corporation (1991) until its merger into M&T Bank on January 1, 2007. Mr. Beardi served as senior vice president of M&T Bank from 1989 to 2003.
Robert J. Bojdak, age 54, is an executive vice president and chief credit officer (2004) of the Registrant and M&T Bank, and is responsible for managing the Company’s enterprise-wide risk including credit, operational, compliance and investment risk. From April 2002 to April 2004, Mr. Bojdak served as senior vice president and credit deputy for M&T Bank. Previous to joining M&T Bank in 2002, Mr. Bojdak served in several senior management positions at KeyCorp., most recently as executive vice president and regional credit executive. He is an executive vice president and a director of M&T Bank, N.A. (2004).
Stephen J. Braunscheidel, age 53, is an executive vice president (2004) of the Registrant and M&T Bank, and is in charge of the Company’s Human Resources Division. Previously, he was a senior vice president in the M&T Investment Group, where he managed the Private Client Services and Employee Benefits departments. Mr. Braunscheidel has held a number of management positions with M&T Bank since 1978.
Atwood Collins, III, age 63, is an executive vice president of the Registrant (1997) and M&T Bank (1996), and is the president and chief operating officer of M&T Bank’s Mid-Atlantic Division. Mr. Collins is a trustee of M&T Real Estate (1995) and a director of M&T Securities (2008).
Richard S. Gold, age 49, is an executive vice president of the Registrant (2007) and M&T Bank (2006) and is responsible for managing the Company’s Residential Mortgage and Consumer Lending

Divisions. Mr. Gold served as senior vice president of M&T Bank from 2000 to 2006, most recently responsible for the Retail Banking Division, including M&T Securities. Mr. Gold is an executive vice president of M&T Bank, N.A. (2006).
Brian E. Hickey, age 57, is an executive vice president of the Registrant (1997) and M&T Bank (1996). He is a member of the Directors Advisory Council (1994) of the Rochester Division of M&T Bank. Mr. Hickey is responsible for managing all of the non-retail segments in Upstate New York and in the Northern and Central Pennsylvania regions.
René F. Jones, age 45, is an executive vice president (2006) and chief financial officer (2005) of the Registrant and M&T Bank. Previously, Mr. Jones was a senior vice president in charge of the Financial Performance Measurement department within M&T Bank’s Finance Division. Mr. Jones has held a number of management positions within M&T Bank’s Finance Division since 1992. Mr. Jones is an executive vice president and chief financial officer (2005) and a director (2007) of M&T Bank, N.A., and he is chairman of the board, president (2009) and a trustee (2005) of M&T Real Estate. He is a director of M&T Insurance Agency (2007) and M&T Securities (2005).
Kevin J. Pearson, age 48, is an executive vice president (2002) of the Registrant and M&T Bank. He is a member of the Directors Advisory Council (2006) of the New York City/Long Island Division of M&T Bank. Mr. Pearson is responsible for managing all of the non-retail segments in the New York City, Philadelphia, Connecticut, New Jersey and Tarrytown markets of M&T Bank, as well as the Company’s commercial real estate business, Commercial Marketing and Treasury Management. He is an executive vice president of M&T Real Estate (2003), chairman of the board (2009) and a director (2003) of M&T Realty Capital and an executive vice president and a director of M&T Bank, N.A. (2008). Mr. Pearson served as senior vice president of M&T Bank from 2000 to 2002.
Michele D. Trolli, age 48, is an executive vice president and chief information officer of the Registrant and M&T Bank (2005). She is in charge of the Company’s Retail Banking Division as well as the Company’s Technology and Global Sourcing groups. Previously, Ms. Trolli was in charge of the Technology and Banking Operations Division and the Corporate Services Group of M&T Bank. Ms. Trolli served as senior director, global systems support, with Franklin Resources, Inc., a worldwide investment management company, from May 2000 through December 2004.

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
During the fourth quarter of 2009, M&T did not issue any shares of its common stock that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information
The following table provides information as of December 31, 2009 with respect to shares of common stock that may be issued under M&T Bank Corporation’s existing equity compensation plans. M&T Bank Corporation’s existing equity compensation plans include the M&T Bank Corporation 1983 Stock Option Plan, the 2001 Stock Option Plan, the 2005 Incentive Compensation Plan, which replaced the 2001 Stock Option Plan, the 2009 Equity Incentive Compensation Plan, and the M&T Bank Corporation Employee Stock Purchase Plan, each of which has been previously approved by stockholders, and the M&T Bank Corporation 2008 Directors’ Stock Plan and the M&T Bank Corporation Deferred Bonus Plan, each of which did not require stockholder approval.
The table does not include information with respect to shares of common stock subject to outstanding options and rights assumed by M&T Bank Corporation in connection with mergers and acquisitions of the companies that originally granted those options and rights. Footnote (1) to the table sets forth the total number of shares of common stock issuable upon the exercise of such assumed options and rights as of December 31, 2009, and their weighted-average exercise price.

			Number of Securities
	Number of		Remaining Available
	Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options or Rights	Options or Rights	Reflected in Column A)
	(A)	(B)	(C)

Equity compensation plans approved by security holders:
1983 Stock Option Plan	1,041,769	$63.11	—
2001 Stock Option Plan	4,907,066	88.00	—
2005 Incentive Compensation Plan	5,823,635	103.55	2,181,423
2009 Equity Incentive Compensation Plan	59,253	38.91	3,952,841
Employee Stock Purchase Plan	188,545	52.76	412,974
Equity compensation plans not approved by security holders:
2008 Directors’ Stock Plan	3,931	66.89	61,893
Deferred Bonus Plan	54,386	60.31	—

Total	12,078,585	$92.43	6,609,131

(1)	As of December 31, 2009, a total of 369,078 shares of M&T Bank Corporation common stock were issuable upon exercise of outstanding options or rights assumed by M&T Bank Corporation in connection with merger and acquisition transactions. The weighted-average exercise price of those outstanding options or rights is $131.57 per common share.

Equity compensation plans adopted without the approval of stockholders are described below:

2008 Directors’ Stock Plan.  M&T Bank Corporation maintains a plan for non-employee members of the Board of Directors of M&T Bank Corporation and the members of its Directors Advisory Council, and the non-employee members of the Board of Directors of M&T Bank and the members of its regional Directors Advisory Councils, which allows such directors, advisory directors and members of regional Directors Advisory Councils to receive all or a portion of their directorial compensation in shares of M&T common stock.

Deferred Bonus Plan.  M&T Bank Corporation maintains a deferred bonus plan pursuant to which its eligible officers and those of its subsidiaries may elect to defer all or a portion of their current annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants may elect the timing of distributions from the plan. Such distributions are payable in cash, with the exception of balances allocated to M&T common stock which are distributable in the form of shares of common stock.

Performance Graph
The following graph contains a comparison of the cumulative stockholder return on M&T common stock against the cumulative total returns of the KBW Bank Index, compiled by Keefe, Bruyette & Woods Inc., and the S&P 500 Index, compiled by Standard & Poor’s Corporation, for the five-year period beginning on December 31, 2004 and ending on December 31, 2009. The KBW Bank Index is a market capitalization index consisting of 24 leading national money-center banks and regional institutions.

Comparison of Five-Year Cumulative Return*

Stockholder Value at Year End*

	2004	2005	2006	2007	2008	2009
M&T Bank Corporation	$100	103	117	80	59	72
KBW Bank Index	$100	103	123	97	57	58
S&P 500 Index	$100	105	121	128	81	102

*	Assumes a $100 investment on December 31, 2004 and reinvestment of all dividends.

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

Issuer Purchases of Equity Securities
In February 2007, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. M&T did not repurchase any shares pursuant to such plan during 2009.

During the fourth quarter of 2009 M&T purchased shares of its common stock as follows:

(d)Maximum
			(c)Total	Number (or
			Number	Approximate
			of Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)	Programs	Programs(2)

October 1 - October 31, 2009	191	$66.22	—	2,181,500
November 1 - November 30, 2009	90,677	64.32	—	2,181,500
December 1 - December 31, 2009	2,267	65.73	—	2,181,500

Total	93,135	$64.36	—

(1)	The total number of shares purchased during the periods indicated reflects shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.

(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

Item 6.	Selected Financial Data.

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Profile and Significant Developments
M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York with consolidated assets of $68.9 billion at December 31, 2009. The consolidated financial information presented herein reflects M&T and all of its subsidiaries, which are referred to collectively as “the Company.” M&T’s wholly owned bank subsidiaries are M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”).
M&T Bank, with total assets of $67.9 billion at December 31, 2009, is a New York-chartered commercial bank with 793 banking offices in New York State, Pennsylvania, Maryland, Delaware, New Jersey, Virginia, West Virginia and the District of Columbia, and an office in the Cayman Islands. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in their markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, Virginia and Washington, D.C., and on small and medium size businesses based in those areas, although residential and commercial real estate loans are originated through lending offices in six other states. Certain lending activities are also conducted in other states through various subsidiaries. M&T Bank’s subsidiaries include: M&T Real Estate Trust, a commercial mortgage lender; M&T Realty Capital Corporation, a multifamily commercial mortgage lender; M&T Securities, Inc., which provides brokerage, investment advisory and insurance services; MTB Investment Advisors, Inc., which serves as investment advisor to the MTB Group of Funds, a family of proprietary mutual funds, and other funds and institutional clients; and M&T Insurance Agency, Inc., an insurance agency.
M&T Bank, N.A., with total assets of $908 million at December 31, 2009, is a national bank with an office in Oakfield, New York. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, largely through telephone, Internet and direct mail marketing techniques.
On August 28, 2009, M&T Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits and acquire certain assets of Bradford Bank (“Bradford”), Baltimore, Maryland. As part of the transaction, M&T Bank entered into a loss-share arrangement with the FDIC whereby M&T Bank will be reimbursed by the FDIC for most losses it incurs on the acquired loan portfolio. The transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair value on the acquisition date. Assets acquired in the transaction totaled approximately $469 million, including $302 million of loans, and liabilities assumed aggregated $440 million, including $361 million of deposits. In accordance with generally accepted accounting principles (“GAAP”), M&T Bank recorded an after-tax gain on the transaction of $18 million ($29 million before taxes).
On May 23, 2009, M&T acquired all of the outstanding common stock of Provident Bankshares Corporation (“Provident”), a bank holding company based in Baltimore, Maryland, in a stock-for-stock transaction. Provident Bank, Provident’s banking subsidiary, was merged into M&T Bank on that date. The results of operations acquired in the Provident transaction have been included in the Company’s financial results since May 23, 2009. Provident common shareholders received .171625 shares of M&T common stock in exchange for each share of Provident common stock, resulting in M&T issuing a total of 5,838,308 common shares with an acquisition date fair value of $273 million. In addition, based on the merger agreement, outstanding and unexercised options to purchase Provident common stock were converted into options to purchase the common stock of M&T. Those options had an estimated fair value of approximately $1 million. In total, the purchase price was approximately $274 million based on the fair value on the acquisition date of M&T common stock exchanged and the options to purchase M&T common stock. Holders of Provident’s preferred stock were issued shares of new Series B and Series C Preferred Stock of M&T having substantially identical terms. That preferred stock and warrants to purchase common stock associated with the Series C Preferred Stock added $162 million to M&T’s stockholders’ equity. The Series B Preferred Stock has a preference value of $27 million, pays non-cumulative dividends at a rate of 10%, and is convertible into 433,148 shares of M&T common stock. The Series C Preferred Stock has a preference value of $152 million, pays cumulative dividends at a rate of 5% through November 2013 and 9% thereafter, and is held by the U.S. Department of Treasury (“U.S. Treasury”) under the Troubled Asset Relief Program — Capital Purchase Program.
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
Net acquisition and integration-related gains and expenses (included herein as merger-related expenses) associated with the Bradford and Provident acquisition transactions incurred during 2009 totaled $60 million ($36 million after tax effect, or $.31 of diluted earnings per common share). Reflected in that amount are a $29 million ($18 million after tax effect, or $.15 of diluted earnings per common share) gain on the Bradford transaction and $89 million ($54 million after tax effect, or $.46 of diluted earnings per common share) of expenses associated with the Provident and Bradford transactions. The gain reflects the amount of financial support and indemnification against loan losses that M&T obtained from the FDIC. The expenses were for professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing Provident contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to customers of Bradford and Provident; severance for former employees of Provident; incentive compensation costs; travel costs; and printing, supplies and other costs of commencing operations in new markets and offices.
The condition of the residential real estate marketplace and the U.S. economy since 2007 has had a significant impact on the financial services industry as a whole, and specifically on the financial results of the Company. Beginning with a pronounced downturn in the residential real estate market in early 2007 that was led by problems in the sub-prime mortgage market, the deterioration of residential real estate values and higher delinquencies and charge-offs of loans continued throughout 2008 and 2009, including loans to builders and developers. With the U.S. economy in recession in 2008 and 2009, financial institutions were facing higher credit losses from distressed real estate values and borrower defaults, resulting in reduced capital levels. During 2009, the Company has experienced higher delinquencies and charge-offs related to its commercial loan and commercial real estate loan portfolios as well. Additionally, investment securities backed by residential and commercial real estate have reflected substantial unrealized losses due to a lack of liquidity in the financial markets and anticipated credit losses. Many financial institutions, including the Company, have taken charges for those unrealized losses that were deemed to be other than temporary.
In the third quarter of 2008, the Federal Reserve, the U.S. Treasury and the FDIC initiated measures to stabilize the financial markets and to provide liquidity for financial institutions. The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008 and authorized the U.S. Treasury to provide funds to be used to restore liquidity and stability to the U.S. financial system pursuant to the Troubled Asset Relief Program (“TARP”). Under the authority of EESA, the U.S. Treasury instituted a voluntary capital purchase program under TARP to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under the program, the U.S. Treasury purchased senior preferred shares of financial institutions which pay cumulative dividends at a rate of 5% per year for five years and thereafter at a rate of 9% per year. The terms of the senior preferred shares, as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), provide that the shares may be redeemed, in whole or in part, at par value plus accrued and unpaid dividends upon approval of the U.S. Treasury and the participating financial institution’s primary banking regulator. The senior preferred shares are non-voting and qualify as Tier 1 capital for regulatory reporting purposes. In connection with purchasing senior preferred shares, the U.S. Treasury also received warrants to purchase the common stock of participating financial institutions having a market price of 15% of the amount of senior preferred shares on the date of investment with an exercise price equal to the market price of the participating institution’s common stock at the time of approval, calculated on a 20-trading day trailing average. The warrants have a term of ten years and are immediately exercisable, in whole or in part. For a period of three years, the consent of the U.S. Treasury will be required for participating institutions to increase their common stock dividend or repurchase their common stock, other than in connection with benefit plans consistent with past practice. Participation in the capital purchase program also includes certain restrictions on executive compensation that were modified by ARRA and further defined by the U.S. Treasury in its Interim Final Rule on TARP Standards for Compensation and Corporate Governance. The minimum subscription amount available to a participating institution was one percent of total risk-weighted assets. The maximum suggested subscription amount was three percent of risk-weighted assets. On December 23, 2008, M&T issued to the U.S. Treasury $600 million of Series A Preferred Stock and warrants to purchase 1,218,522 shares of M&T common stock at $73.86 per share. M&T elected to participate in the capital purchase program at an amount equal to approximately 1% of its risk-weighted assets at the time. As already noted, Provident also participated in the capital purchase program. Preferred stock resulting from that participation was converted into $152 million of M&T Series C Preferred Stock and warrants to purchase 407,542 shares of M&T common stock at $55.76 per share. In total, M&T has $752 million of preferred stock outstanding related to the capital purchase program. Additional information regarding preferred stock of M&T is included in note 10 of Notes to Financial Statements.
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
On December 7, 2007, M&T Bank acquired the Mid-Atlantic retail banking franchise of First Horizon Bank (“First Horizon”), a subsidiary of First Horizon National Corporation, in a cash transaction, including $214 million of loans, $216 million of deposits and $80 million of trust and investment assets under management. In connection with the transaction, the Company recorded approximately $15 million of core deposit and other intangible assets that are being amortized using accelerated methods over a weighted-average life of seven years.
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
On February 5, 2007, M&T invested $300 million to acquire a 20 percent minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage lender that specialized in originating, securitizing and servicing small balance commercial real estate loans. M&T recognizes income from BLG using the equity method of accounting. M&T’s pro-rata portion of the results of operations of BLG were losses of $26 million ($16 million after tax effect) in 2009 and $37 million ($23 million after tax effect) in 2008, and income of $9 million ($5 million after tax effect) in 2007, which have been recorded as a component of “other income” in the consolidated statement of income. Including expenses associated with M&T’s investment in BLG, most notably interest expense, that investment reduced the Company’s net income in 2009, 2008 and 2007 by $24 million (after tax effect) or $.21 per diluted common share, $32 million (after tax effect) or $.29 per diluted common share, and $4 million (after tax effect) or $.04 per diluted common share, respectively.

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

•	Allowance for credit losses — The allowance for credit losses represents the amount which, in management’s judgment, will be adequate to absorb credit losses inherent in the loan and lease portfolio as of the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating losses inherent in the loan and lease portfolio, assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Historical loss trends are also considered, as are economic conditions, industry trends, portfolio trends and borrower-specific financial data. Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes in those estimates and assumptions, which may result in adjustment of the allowance. A detailed discussion of facts and circumstances considered by management in assessing the adequacy of the allowance for credit losses is included herein under the heading “Provision for Credit Losses.”
•	Valuation methodologies — Management of the Company applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as trading assets, most investment securities, and residential real estate loans held for sale and related commitments. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include loans, deposits, borrowings, goodwill, core deposit and other intangible assets, and other assets and liabilities obtained or assumed in business combinations; capitalized servicing assets; pension and other postretirement benefit obligations; value ascribed to stock-based compensation; estimated residual values of property associated with leases; and certain derivative and other financial instruments. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, costs of servicing and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statement of income. Examples include investment securities, other investments, mortgage servicing rights, goodwill, core deposit and other intangible assets, among others. Specific assumptions and estimates utilized by management are discussed in detail herein in management’s discussion and analysis of financial condition and results of operations and in notes 1, 3, 4, 7, 8, 11, 12, 18, 19 and 20 of Notes to Financial Statements.
•	Commitments, contingencies and off-balance sheet arrangements — Information regarding the Company’s commitments and contingencies, including guarantees and contingent liabilities arising from litigation, and their potential effects on the Company’s results of operations is included in note 21 of Notes to Financial Statements. In addition, the Company is routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the tax authorities determine that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Information regarding the Company’s income taxes is presented in note 13 of Notes to Financial Statements. The recognition or de-recognition in the Company’s consolidated financial statements of assets and liabilities held by so-called variable interest entities is subject to the interpretation and application of complex accounting pronouncements or interpretations that require management to estimate and assess the probability of financial outcomes in future periods and the degree to which the Company can influence those outcomes. Information relating to the Company’s involvement in such entities and the accounting treatment afforded each such involvement is included in note 19 of Notes to Financial Statements.

Overview
Net income for the Company during 2009 was $380 million or $2.89 of diluted earnings per common share, representing declines of 32% and 42%, respectively, from $556 million or $5.01 of diluted earnings per common share in 2008. Basic earnings per common share decreased 42% to $2.90 in 2009 from $5.04 in 2008. Net income in 2007 aggregated $654 million, while diluted and basic earnings per common share were $5.95 and $6.05, respectively. The after-tax impact of net merger-related gains and expenses associated with the 2009 and 2007 acquisition transactions previously described were $36 million ($60 million pre-tax) or $.31 of basic and diluted earnings per common share in 2009, $2 million ($4 million pre-tax) or $.02 of basic and diluted earnings per common share in 2008 and $9 million ($15 million pre-tax) or $.08 of basic and diluted earnings per common share in 2007. Net income expressed as a rate of return on average assets in 2009 was .56%, compared with .85% in 2008 and 1.12% in 2007. The return on average common stockholders’ equity was 5.07% in 2009, 8.64% in 2008 and 10.47% in 2007.
Several noteworthy items are reflected in the Company’s financial results in 2009. The provision for credit losses and net loan charge-offs during 2009 were at higher than historical levels, due largely to the recessionary state of the U.S. economy and its impact on consumers and businesses, and the continuation of a distressed residential real estate market. The provision for credit losses in 2009 was $604 million, up from $412 million in 2008. Net charge-offs during 2009 aggregated $514 million, compared with $383 million in 2008. As a percentage of average loans outstanding, net charge-offs were 1.01% and .78% in 2009 and 2008, respectively. Charge-offs in all major loan categories rose from 2008 to 2009. The most dramatic increase in net charge-offs was related to commercial loans, which rose to $172 million in 2009 from $94 million in 2008. That increase was largely driven by a small number of significant commercial loan charge-offs. In addition, charge-offs of residential real estate loans rose to $92 million in 2009 from $63 million in 2008, reflecting the turbulence in the residential real estate market place which has resulted in deteriorating real estate values and increased delinquencies. The Company also continued to incur elevated costs related to the workout process for modifying residential mortgage loans of creditworthy borrowers and to the foreclosure process for borrowers unable to make payments on their loans.
During 2009, $84 million of after-tax other-than-temporary impairment charges ($138 million before taxes) were recorded on certain available-for-sale investment securities, reducing basic and diluted earnings per common share by $.73. Specifically, such charges related to certain privately issued collateralized mortgage obligations (“CMOs”) backed by residential real estate loans and collateralized debt obligations (“CDOs”). The Company also experienced substantially higher costs related to deposit assessments by the Federal Deposit Insurance Corporation (“FDIC”). Such costs rose to $97 million in 2009 from $7 million in 2008 and reflected higher assessment rates, expirations of available credits and a $33 million second quarter 2009 special assessment levied by the FDIC on insured financial institutions to rebuild the Deposit Insurance Fund. That special assessment reduced net income and diluted earnings per common share by $20 million and $.17, respectively.
The Company’s financial results for 2008 were also affected by several notable factors. Largely the result of the state of the U.S. economy and the distressed residential real estate marketplace, the Company’s provision for credit losses in 2008 was $412 million, significantly higher than $192 million in 2007. Net charge-offs of loans rose dramatically in 2008, to $383 million from $114 million in 2007. Net loan charge-offs as a percentage of average loans outstanding were .78% and .26% in 2008 and 2007, respectively. While charge-offs were up in all major categories of loans, the most significant contributors to the sharp rise were loan charge-offs related to residential real estate markets; charge-offs of loans to builders and developers of residential real estate jumped from $4 million in 2007 to $100 million in 2008, and residential real estate loan charge-offs grew to $63 million in 2008 from $19 million in 2007. Not only did the condition of the residential real estate markets negatively impact the Company’s financial results in 2008 through a higher provision for credit losses, but significantly higher costs were incurred related to the workout process for modifying residential mortgage loans and to the foreclosure process.
During the third quarter of 2008, a $153 million (pre-tax) other-than-temporary impairment charge was recorded related to preferred stock issuances of Fannie Mae and Freddie Mac. The write-down was taken on preferred stock with a basis of $162 million following the U.S. Government’s placement of Fannie Mae and Freddie Mac under conservatorship on September 7, 2008. The Company recognized additional other-than-temporary impairment charges during 2008 totaling $29 million (pre-tax) related to certain CDOs (obtained from Partners Trust) and CMOs. In total, other-than-temporary impairment charges on investment securities aggregated $182 million ($111 million after tax effect) during 2008, thereby lowering diluted earnings per common share by $1.00.
Also reflected in the Company’s 2008 results was $29 million of after-tax income, or $.26 of diluted earnings per common share, resulting from M&T Bank’s status as a member bank of Visa. During the last quarter of 2007, Visa completed a reorganization in contemplation of its initial public offering (“IPO”) in 2008. As part of that reorganization M&T Bank and other member banks of Visa received shares of Class B common stock of Visa. M&T Bank was allocated 1,967,028 Class B common shares of Visa based on its proportionate ownership of Visa. Of those shares, 760,455 were mandatorily redeemed in March 2008 for an after-tax gain of $20 million ($33 million pre-tax), which has been recorded as “gain on bank investment securities” in the consolidated statement of income, adding $.18 to diluted earnings per common share. Those member banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation involving Visa (“Covered Litigation”). As of December 31, 2007, although Visa was expected to set aside a portion of the proceeds from its IPO in an escrow account to fund any judgments or settlements that may arise out of the Covered Litigation, guidance from the Securities and Exchange Commission (“SEC”) indicated that Visa member banks should record a liability for the fair value of the contingent obligation to Visa. The estimation of the Company’s proportionate share of any potential losses related to the Covered Litigation was extremely difficult and involved a great deal of judgment. Nevertheless, in the fourth quarter of 2007 the Company recorded a pre-tax charge of $23 million ($14 million after tax effect, or $.13 per diluted common share) related to the Covered Litigation. In accordance with GAAP and consistent with the SEC guidance, the Company did not recognize any value for its common stock ownership interest in Visa as of the 2007 year-end. During the first quarter of 2008, Visa completed its IPO and, as part of the transaction, funded an escrow account with $3 billion from the proceeds of the IPO to cover potential settlements arising out of the Covered Litigation. As a result, during the first three months of 2008, the Company reversed approximately $15 million of the $23 million accrued during the fourth quarter of 2007 for the Covered Litigation, adding $9 million to net income ($.08 per diluted common share). Subsequently, Visa has announced that it had further funded the escrow account to provide for the settlement of Covered Litigation. Those subsequent fundings did not result in a material impact to the Company’s consolidated financial position or results of operations as of or for the years ended December 31, 2009 and 2008.
The Company resolved certain tax issues during the third quarter of 2008 related to its activities in various jurisdictions during the years 1999-2007. As a result, the Company paid $40 million to settle those issues, but was able to reduce previously accrued income tax expense in 2008 by $40 million, thereby adding $.36 to that year’s diluted earnings per common share.
The Company’s financial results for 2007 were also adversely impacted by several events. Turmoil in the residential real estate market, which began in early 2007, significantly affected the Company’s financial results in a number of ways. Problems experienced by lenders in the sub-prime residential mortgage lending market also had negative repercussions on the rest of the residential real estate marketplace. Through early 2007, the Company had been an active participant in the origination of alternative (“Alt-A”) residential real estate loans and the sale of such loans in the secondary market. Alt-A loans originated by M&T typically included some form of limited documentation requirements as compared with more traditional residential real estate loans. Unfavorable market conditions during the first quarter of 2007, including a lack of liquidity, impacted the Company’s willingness to sell Alt-A loans, as an auction of such loans initiated by the Company received fewer bids than normal and the pricing of those bids was substantially lower than expected. As a result, $883 million of Alt-A loans previously held for sale (including $808 million of first mortgage loans and $75 million of second mortgage loans) were transferred in March 2007 to the

Company’s held-for-investment loan portfolio. In accordance with GAAP, loans held for sale must be recorded at the lower of cost or market value. Accordingly, prior to reclassifying the Alt-A mortgage loans to the held-for-investment portfolio, the carrying value of such loans was reduced by $12 million ($7 million after tax effect, or $.07 of diluted earnings per common share). Those loans were reclassified because management believed at that time that the value of the Alt-A residential real estate loans was greater than the amount implied by the few bidders who were then active in the market. The downturn in the residential real estate market, specifically related to declining real estate valuations and higher delinquencies, continued throughout the remainder of 2007 and had a negative effect on the majority of financial institutions active in residential real estate lending. As a result of retaining those Alt-A residential real estate loans, the Company experienced higher loan charge-offs during 2007-2009.
The turbulence in the residential real estate market in 2007 also negatively affected three CDOs purchased in the first quarter of 2007 for approximately $132 million. Although these securities were highly rated when purchased, two of the three securities were downgraded by the rating agencies in late-2007. After a thorough analysis, management concluded that the impairment of the market value of these securities was other than temporary. As a result, the Company recorded an impairment charge of $127 million ($78 million after tax effect, or $.71 of diluted earnings per common share) in the fourth quarter of 2007.
Finally, as already noted, during the last quarter of 2007, the Company recorded a pre-tax charge of $23 million ($14 million after tax effect, or $.13 per diluted common share) related to the Visa Covered Litigation.
Taxable-equivalent net interest income of $2.08 billion in 2009 was 6% higher than $1.96 billion in 2008. Contributing to the improvement were growth in average earning assets and a widening of the Company’s net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets. Average earning assets rose 3% to $59.6 billion in 2009 from $58.0 billion in 2008, largely due to the $5.5 billion of earning assets obtained in the Provident and Bradford transactions. Average loans and leases totaled $51.0 billion in 2009, up 4% from $48.8 billion in 2008. Loans obtained in the 2009 acquisition transactions were $4.3 billion at the respective acquisition dates. Exclusive of acquired loans, average loans outstanding during 2009 declined slightly less than 1% from 2008. The net interest margin widened 11 basis points (hundredths of one percent) to 3.49% in 2009 from 3.38% in 2008, largely due to lower interest rates paid on deposits and borrowings.
Net interest income expressed on a taxable-equivalent basis in 2008 rose 5% from $1.87 billion in 2007. The positive impact of higher average earning assets was partially offset by a decline in net interest margin. Average earning assets increased 12% to $58.0 billion in 2008 from $52.0 billion in 2007, the result of increased average balances of loans and leases and investment securities. Earning assets obtained in the fourth quarter 2007 acquisition transactions were $3.3 billion. Average loans and leases of $48.8 billion in 2008 were $4.7 billion or 11% higher than $44.1 billion in 2007, due to growth in commercial loans and leases of $1.6 billion, or 13%, commercial real estate loans of $2.7 billion, or 17%, and consumer loans and leases of $961 million, or 9%, partially offset by a $550 million, or 9%, decline in residential real estate loans. Reflected in those amounts were loans obtained in the 2007 acquisition transactions aggregating $2.4 billion at the respective acquisition dates, including $259 million of commercial loans and leases, $343 million of commercial real estate loans, $1.1 billion of residential real estate loans and $690 million of consumer loans. Of the $1.1 billion of residential real estate loans acquired, approximately $950 million were securitized into Fannie Mae mortgage-backed securities in December 2007. The acquired loans did not have a significant impact on average loans and leases for 2007. Average balances of investment securities increased 23% to $9.0 billion in 2008 from $7.3 billion in 2007. The net interest margin declined 22 basis points to 3.38% in 2008 from 3.60% in 2007, due to a decrease in the contribution ascribed to net interest-free funds that resulted largely from the impact of lower interest rates on interest-bearing liabilities used to value such funds.
The provision for credit losses rose to $604 million in 2009 from $412 million in 2008 and $192 million in 2007. Deteriorating credit conditions that were reflected in rising levels of charge-offs and delinquencies, as well as rapidly declining residential real estate valuations during 2007 and continuing in 2008 and 2009 and their impact on the Company’s portfolios of residential mortgage loans and loans to residential builders and developers, contributed significantly to the increases in the provision. Also contributing to the higher levels of the provision, charge-offs and delinquencies in 2008 and 2009 was the impact of the condition of the U.S. economy, which was in recession. The Company experienced higher levels of commercial loan charge-offs during 2009 as the economic conditions directly impacted the financial condition of certain businesses. Net charge-offs of all loan types were $514 million in 2009, up from $383 million in 2008 and $114 million in 2007. Net charge-offs as a percentage of average loans and leases outstanding rose to 1.01% in 2009 from .78% in 2008 and .26% in 2007. The provision in each year represents the result of management’s analysis of the composition of the loan and lease portfolio and other factors, including concern regarding uncertainty about economic conditions, both nationally and in many of the markets served by the Company, and the impact of such conditions and prospects on the abilities of borrowers to repay loans.
Noninterest income in 2009 totaled $1.05 billion, up 12% from $939 million in 2008. Gains and losses on bank investment securities (including other-than-temporary impairment losses) totaled to net losses of $137 million in 2009 and $148 million in 2008. Those losses were due to other-than-temporary impairment charges related to certain of M&T’s privately issued CMOs, CDOs and in 2008, preferred stock holdings of Fannie Mae and Freddie Mac, all held in the available-for-sale investment securities portfolio. The 2008 losses are net of the already noted $33 million gain from the sale of shares of Visa. Excluding gains and losses from bank investment securities and the $29 million gain recorded on the Bradford transaction, other income was $1.16 billion in 2009, 6% higher than $1.09 billion in 2008. Contributing to that improvement were higher mortgage banking revenues and service charges on acquisition-related deposit accounts, partially offset by declines in trust and brokerage services income.
Noninterest income in 2008 was $6 million higher than $933 million in 2007. Reflected in 2007’s total were $126 million of losses from bank investment securities. Those losses were due predominately to other-than-temporary impairment charges related to certain of M&T’s CDOs held in the available-for-sale investment securities portfolio. Excluding the impact of net securities losses, noninterest income of $1.09 billion in 2008 was 3% higher than $1.06 billion in 2007. That rise reflected higher mortgage banking revenues and fees for providing deposit services that were partially offset by a $46 million decline in M&T’s pro-rata portion of the operating results of BLG.
Noninterest expense in 2009 totaled $1.98 billion, up 15% from $1.73 billion in 2008. Noninterest expense in 2007 was $1.63 billion. Included in such amounts are expenses considered by M&T to be “nonoperating” in nature, consisting of amortization of core deposit and other intangible assets of $64 million, $67 million and $66 million in 2009, 2008 and 2007, respectively, and merger-related expenses of $89 million in 2009, $4 million in 2008 and $15 million in 2007. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $1.83 billion in 2009, $1.66 billion in 2008 and $1.55 billion in 2007. The most significant factors for the higher level of noninterest operating expenses in 2009 as compared with 2008 were a $90 million rise in FDIC deposit assessments, costs associated with the acquired operations of Provident and Bradford, and higher foreclosure-related expenses. Partially offsetting those increases was a partial reversal of the valuation allowance for capitalized residential mortgage servicing rights of $22 million in 2009, compared with an addition to the valuation allowance of $16 million in 2008. Contributing to the rise in operating expenses from 2007 to 2008 were higher expenses for salaries, occupancy, professional services, advertising and promotion, and foreclosed residential real estate properties. Partially offsetting those factors was the $23 million charge taken in the fourth quarter of 2007 related to M&T Bank’s obligation as a member bank of Visa to share in losses stemming from certain litigation, compared with a partial reversal of that charge in the first quarter of 2008 of $15 million. Included in operating expenses in 2009 were $12 million of tax-deductible contributions made to The M&T Charitable Foundation, a tax-exempt private charitable foundation. Similar contributions of $6 million were made in 2008, whereas no such contributions were made in 2007.
The efficiency ratio expresses the relationship of operating expenses to revenues. The Company’s efficiency ratio, or noninterest operating expenses (as previously defined) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities and gains on merger transactions), was 56.5% in 2009, compared with 54.4% in 2008 and 52.8% in 2007.

Table 1

EARNINGS SUMMARY
Dollars in millions

												Compound
Increase (Decrease)(a)												Growth Rate
2008 to 2009			2007 to 2008									5 Years
Amount		%	Amount		%		2009	2008	2007	2006	2005	2004 to 2009

	$(552.4)	(17)		$(266.2)	(7)	Interest income(b)	$2,747.0	3,299.5	3,565.6	3,333.8	2,806.0	3%
	(668.3)	(50)		(356.8)	(21)	Interest expense	669.4	1,337.8	1,694.6	1,496.6	994.4	3

	115.9	6		90.6	5	Net interest income(b)	2,077.6	1,961.7	1,871.0	1,837.2	1,811.6	3
	192.0	47		220.0	115	Less: provision for credit losses	604.0	412.0	192.0	80.0	88.0	45
	10.7	—		(21.7)	—	Gain (loss) on bank investment securities(c)	(137.1)	(147.8)	(126.1)	2.6	(28.1)	—
	98.5	9		27.7	3	Other income	1,185.2	1,086.7	1,059.1	1,043.2	977.8	5
						Less:
	44.8	5		48.8	5	Salaries and employee benefits	1,001.9	957.1	908.3	873.3	822.2	4
	208.8	27		50.5	7	Other expense	978.7	769.9	719.3	678.4	662.9	7

	(220.5)	(29)		(222.7)	(23)	Income before income taxes	541.1	761.6	984.4	1,251.3	1,188.2	(13)
						Less:
	—	—		1.0	5	Taxable-equivalent adjustment(b)	21.8	21.8	20.8	19.7	17.3	5
	(44.5)	(24)		(125.3)	(41)	Income taxes	139.4	183.9	309.3	392.4	388.7	(17)

	$(176.0)	(32)		$(98.4)	(15)	Net income	$379.9	555.9	654.3	839.2	782.2	(12)%

(a)	Changes were calculated from unrounded amounts.

(b)	Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on a composite income tax rate of approximately 39%.

(c)	Includes other-than-temporary impairment losses, if any.

Supplemental Reporting of Non-GAAP Results of Operations
As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.7 billion at December 31, 2009 and $3.4 billion at each of December 31, 2008 and 2007. Included in such intangible assets was goodwill of $3.5 billion at December 31, 2009 and $3.2 billion at each of December 31, 2008 and 2007. Amortization of core deposit and other intangible assets, after tax effect, totaled $39 million, $41 million and $40 million during 2009, 2008 and 2007, respectively.
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
Net operating income totaled $455 million in 2009, compared with $599 million in 2008. Diluted net operating earnings per common share in 2009 declined 34% to $3.54 from $5.39 in 2008. Net operating income and diluted net operating earnings per common share were $704 million and $6.40, respectively, during 2007.
Net operating income expressed as a rate of return on average tangible assets was .71% in 2009, compared with .97% in 2008 and 1.27% in 2007. Net operating return on average tangible common equity was 13.42% in 2009, compared with 19.63% and 22.58% in 2008 and 2007, respectively.
Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in table 2.

Table 2

RECONCILIATION OF GAAP TO NON-GAAP MEASURES

	2009	2008	2007

Income statement data
In thousands, except per share
Net income
Net income	$379,891	$555,887	$654,259
Amortization of core deposit and other intangible assets(a)	39,006	40,504	40,491
Merger-related gain(a)	(17,684)	—	—
Merger-related expenses(a)	54,163	2,160	9,070

Net operating income	$455,376	$598,551	$703,820

Earnings per common share
Diluted earnings per common share	$2.89	$5.01	$5.95
Amortization of core deposit and other intangible assets(a)	.34	.36	.37
Merger-related gain(a)	(.15)	—	—
Merger-related expenses(a)	.46	.02	.08

Diluted net operating earnings per common share	$3.54	$5.39	$6.40

Other expense
Other expense	$1,980,563	$1,726,996	$1,627,689
Amortization of core deposit and other intangible assets	(64,255)	(66,646)	(66,486)
Merger-related expenses	(89,157)	(3,547)	(14,887)

Noninterest operating expense	$1,827,151	$1,656,803	$1,546,316

Merger-related expenses
Salaries and employee benefits	$10,030	$62	$1,333
Equipment and net occupancy	2,975	49	238
Printing, postage and supplies	3,677	367	1,474
Other costs of operations	72,475	3,069	11,842

Total	$89,157	$3,547	$14,887

Balance sheet data
In millions
Average assets
Average assets	$67,472	$65,132	$58,545
Goodwill	(3,393)	(3,193)	(2,933)
Core deposit and other intangible assets	(191)	(214)	(221)
Deferred taxes	33	30	24

Average tangible assets	$63,921	$61,755	$55,415

Average common equity
Average total equity	$7,282	$6,437	$6,247
Preferred stock	(666)	(14)	—

Average common equity	6,616	6,423	6,247
Goodwill	(3,393)	(3,193)	(2,933)
Core deposit and other intangible assets	(191)	(214)	(221)
Deferred taxes	33	30	24

Average tangible common equity	$3,065	$3,046	$3,117

At end of year
Total assets
Total assets	$68,880	$65,816	$64,876
Goodwill	(3,525)	(3,192)	(3,196)
Core deposit and other intangible assets	(182)	(183)	(249)
Deferred taxes	35	23	36

Total tangible assets	$65,208	$62,464	$61,467

Total common equity
Total equity	$7,753	$6,785	$6,485
Preferred stock	(730)	(568)	—
Unamortized discount and undeclared
dividends — preferred stock	(6)	—	—

Total common equity	7,017	6,217	6,485
Goodwill	(3,525)	(3,192)	(3,196)
Core deposit and other intangible assets	(182)	(183)	(249)
Deferred taxes	35	23	36

Total tangible common equity	$3,345	$2,865	$3,076

(a)	After any related tax effect.

Net Interest Income/Lending and Funding Activities
Net interest income expressed on a taxable-equivalent basis aggregated $2.08 billion in 2009, up 6% from $1.96 billion in 2008, the result of growth in average earning assets and a widening of the Company’s net interest margin. Average earning assets totaled $59.6 billion in 2009, up 3% from $58.0 billion in 2008. Growth in average loan and lease balances outstanding, which rose 4% to $51.0 billion in 2009 from $48.8 billion in 2008, was partially offset by a decline in average investment securities, which decreased 6% to $8.4 billion in 2009 from $9.0 billion in 2008. The growth in average loans in 2009 was predominantly the result of loans obtained in the Provident and Bradford transactions. The improvement in the net interest margin, which widened 11 basis points to 3.49% in 2009 from 3.38% in 2008, was largely the result of lower interest rates paid on deposits and borrowings.
Average loan and lease balances outstanding increased to $51.0 billion in 2009 from $48.8 billion in 2008. That growth was predominantly the result of loans acquired in the Provident and Bradford transactions of $4.0 billion on May 23, 2009 and $302 million on August 28, 2009, respectively. In total, the acquired loans consisted of approximately $700 million of commercial loans, $1.8 billion of commercial real estate loans, $400 million of residential real estate loans and $1.4 billion of consumer loans. Including the impact of acquired loan balances, commercial loans and leases averaged $13.9 billion in 2009, up slightly from $13.8 billion in 2008; average commercial real estate loans increased 9% to $20.1 billion in 2009 from $18.4 billion in 2008; average residential real estate loans declined 3% to $5.3 billion in 2009 from $5.5 billion in 2008; and consumer loans averaged $11.7 billion in 2009, 5% higher than $11.2 billion in 2008.
Reflecting growth in average earning assets that was partially offset by a narrowing of the net interest margin, taxable-equivalent net interest income rose 5% to $1.96 billion in 2008 from $1.87 billion in 2007. Average earning assets increased $6.0 billion or 12% to $58.0 billion in 2008 from $52.0 billion in 2007. That growth resulted from a $4.7 billion or 11% increase in average outstanding balances of loans and leases and a $1.7 billion or 23% rise in average outstanding balances of investment securities. The Company’s net interest margin declined to 3.38% in 2008 from 3.60% in 2007.

Table 3

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2009			2008			2007			2006			2005
	Average		Average	Average		Average	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Average balance in millions; interest in thousands)

Assets
Earning assets
Loans and leases, net of unearned discount(a)
Commercial, financial, etc.	$13,855	$524,609	3.79%	13,802	723,851	5.24%	12,177	871,743	7.16%	11,319	802,451	7.09%	10,455	589,644	5.64%
Real estate — commercial	20,085	894,691	4.45	18,428	1,072,178	5.82	15,748	1,157,156	7.35	15,096	1,104,518	7.32	14,341	941,017	6.56
Real estate — consumer	5,297	288,474	5.45	5,465	329,574	6.03	6,015	384,101	6.39	5,015	319,858	6.38	3,925	235,364	6.00
Consumer	11,722	636,074	5.43	11,150	716,678	6.43	10,190	757,876	7.44	10,003	712,484	7.12	10,808	664,509	6.15

Total loans and leases, net	50,959	2,343,848	4.60	48,845	2,842,281	5.82	44,130	3,170,876	7.19	41,433	2,939,311	7.09	39,529	2,430,534	6.15

Interest-bearing deposits at banks	50	34	.07	10	109	1.07	9	300	3.36	12	372	3.01	10	169	1.64
Federal funds sold and agreements to resell securities	52	129	.25	109	2,071	1.91	432	23,835	5.52	81	5,597	6.91	23	808	3.55
Trading account	87	640	.74	79	1,546	1.95	62	744	1.20	90	2,446	2.71	80	1,544	1.92
Investment securities(b)
U.S. Treasury and federal agencies	3,805	182,163	4.79	3,740	181,098	4.84	2,274	100,611	4.42	2,884	121,669	4.22	3,479	134,528	3.87
Obligations of states and political subdivisions	221	13,143	5.94	136	9,243	6.79	119	8,619	7.23	157	10,223	6.53	180	10,860	6.04
Other	4,377	207,069	4.73	5,097	263,104	5.16	4,925	260,661	5.29	4,995	254,142	5.09	4,817	227,562	4.72

Total investment securities	8,403	402,375	4.79	8,973	453,445	5.05	7,318	369,891	5.05	8,036	386,034	4.80	8,476	372,950	4.40

Total earning assets	59,551	2,747,026	4.61	58,016	3,299,452	5.69	51,951	3,565,646	6.86	49,652	3,333,760	6.71	48,118	2,806,005	5.83

Allowance for credit losses	(864)			(791)			(677)			(646)			(638)
Cash and due from banks	1,121			1,224			1,271			1,346			1,400
Other assets	7,664			6,683			6,000			5,487			5,255

Total assets	$67,472			65,132			58,545			55,839			54,135

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$543	1,122	.21	502	2,894	.58	461	4,638	1.01	435	3,461	.79	400	2,182	.55
Savings deposits	22,832	112,550	.49	18,170	248,083	1.37	14,985	250,313	1.67	14,401	201,543	1.40	14,889	139,445	.94
Time deposits	8,782	206,220	2.35	9,583	330,389	3.45	10,597	496,378	4.68	12,420	551,514	4.44	9,158	294,782	3.22
Deposits at foreign office	1,665	2,391	.14	3,986	84,483	2.12	4,185	207,990	4.97	3,610	178,348	4.94	3,819	120,122	3.15

Total interest-bearing deposits	33,822	322,283	.95	32,241	665,849	2.07	30,228	959,319	3.17	30,866	934,866	3.03	28,266	556,531	1.97

Short-term borrowings	2,911	7,129	.24	6,086	142,627	2.34	5,386	274,079	5.09	4,530	227,850	5.03	4,890	157,853	3.23
Long-term borrowings	11,092	340,037	3.07	11,605	529,319	4.56	8,428	461,178	5.47	6,013	333,836	5.55	6,411	279,967	4.37

Total interest-bearing liabilities	47,825	669,449	1.40	49,932	1,337,795	2.68	44,042	1,694,576	3.85	41,409	1,496,552	3.61	39,567	994,351	2.51

Noninterest-bearing deposits	11,054			7,674			7,400			7,555			8,050
Other liabilities	1,311			1,089			856			834			720

Total liabilities	60,190			58,695			52,298			49,798			48,337

Stockholders’ equity	7,282			6,437			6,247			6,041			5,798

Total liabilities and stockholders’ equity	$67,472			65,132			58,545			55,839			54,135

Net interest spread			3.21			3.01			3.01			3.10			3.32
Contribution of interest-free funds			.28			.37			.59			.60			.45

Net interest income/margin on earning assets		$2,077,577	3.49%		1,961,657	3.38%		1,871,070	3.60%		1,837,208	3.70%		1,811,654	3.77%

(a)	Includes nonaccrual loans.

(b)	Includes available for sale securities at amortized cost.

Average loans and leases increased to $48.8 billion in 2008 from $44.1 billion in 2007. Most of the Company’s major loan categories experienced growth during 2008. Average commercial loans and leases increased 13% to $13.8 billion in 2008 from $12.2 billion in 2007. Commercial real estate loans averaged $18.4 billion in 2008, up 17% from $15.7 billion in 2007. The Company’s consumer loan portfolio averaged $11.2 billion in 2008, 9% higher than $10.2 billion in 2007. Average residential real estate loans declined 9% to $5.5 billion in 2008 from $6.0 billion in 2007, due largely to a $533 million decrease in average loans held for sale to $591 million in 2008 from $1.1 billion in 2007.
Table 4 summarizes average loans and leases outstanding in 2009 and percentage changes in the major components of the portfolio over the past two years.

Table 4

AVERAGE LOANS AND LEASES
(Net of unearned discount)

		Percent Increase
		(Decrease) from
	2009	2008 to 2009	2007 to 2008
	(In millions)

Commercial, financial, etc	$13,855	—%	13%
Real estate — commercial	20,085	9	17
Real estate — consumer	5,297	(3)	(9)
Consumer
Automobile	3,150	(11)	17
Home equity lines	5,402	21	7
Home equity loans	1,000	(6)	(6)
Other	2,170	6	11

Total consumer	11,722	5	9

Total	$50,959	4%	11%

Commercial loans and leases, excluding loans secured by real estate, aggregated $13.5 billion at December 31, 2009, representing 26% of total loans and leases. Table 5 presents information on commercial loans and leases as of December 31, 2009 relating to geographic area, size, borrower industry and whether the loans are secured by collateral or unsecured. Of the $13.5 billion of commercial loans and leases outstanding at the end of 2009, approximately $11.1 billion, or 82%, were secured, while 48%, 23% and 19% were granted to businesses in New York State, Pennsylvania and the Mid-Atlantic area (which includes Maryland, Delaware, Virginia, West Virginia and the District of Columbia), respectively. The Company provides financing for leases to commercial customers, primarily for equipment. Commercial leases included in total commercial loans and leases at December 31, 2009 aggregated $1.6 billion, of which 42% were secured by collateral located in New York State, 16% were secured by collateral in the Mid-Atlantic area and another 10% were secured by collateral in Pennsylvania.

Table 5

COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT
(Excludes Loans Secured by Real Estate)

December 31, 2009

	New York	Pennsylvania	Mid-Atlantic	Other	Total	Percent of Total
			(Dollars in millions)

Manufacturing	$1,150	$557	$282	$134	$2,123	16%
Services	914	371	707	124	2,116	16
Automobile dealerships	689	372	67	312	1,440	11
Wholesale	637	281	323	30	1,271	9
Financial and insurance	508	131	243	41	923	7
Public administration	326	298	119	143	886	7
Transportation, communications, utilities	288	257	77	236	858	6
Real estate investors	481	102	146	83	812	6
Health services	453	98	166	93	810	6
Construction	257	187	132	27	603	4
Retail	269	140	74	50	533	4
Agriculture, forestry, fishing, mining, etc.	113	111	19	31	274	2
Other	422	152	197	60	831	6

Total	$6,507	$3,057	$2,552	$1,364	$13,480	100%

Percent of total	48%	23%	19%	10%	100%

Percent of dollars outstanding
Secured	73%	77%	67%	50%	70%
Unsecured	17	18	23	12	18
Leases	10	5	10	38	12

Total	100%	100%	100%	100%	100%

Percent of dollars outstanding by size of loan
Less than $1 million	30%	27%	31%	24%	29%
$1 million to $5 million	27	32	25	30	28
$5 million to $10 million	16	17	15	21	17
$10 million to $20 million	15	14	16	16	15
$20 million to $30 million	7	6	5	7	6
$30 million to $50 million	4	2	8	2	4
$50 million to $70 million	1	2	—	—	1

Total	100%	100%	100%	100%	100%

International loans included in commercial loans and leases totaled $55 million and $91 million at December 31, 2009 and 2008, respectively. The Company participates in the insurance and guarantee programs of the Export-Import Bank of the United States. These programs provide U.S. government repayment coverage of 90% to 100% on loans supporting foreign borrowers’ purchases of U.S. goods and services and coverage of 90% on loans to U.S. exporters of goods and services to foreign buyers. The loans generally range up to $10 million. The outstanding balances of loans under these programs at December 31, 2009 and 2008 were $43 million and $76 million, respectively.
Loans secured by real estate, including outstanding balances of home equity loans and lines of credit which the Company classifies as consumer loans, represented approximately 62% of the loan and lease portfolio during 2009, compared with 60% in 2008 and 61% in 2007. At December 31, 2009, the Company held approximately $20.9 billion of commercial real estate loans, $5.5 billion of consumer real estate loans secured by one-to-four family residential properties (including $530 million of loans held for sale) and $6.8 billion of outstanding balances of home equity loans and lines of credit, compared with $18.8 billion, $4.9 billion and $5.7 billion, respectively, at December 31, 2008. Loans obtained in the 2009 Provident and Bradford acquisition transactions included $1.8 billion of commercial real estate loans, $400 million of consumer real estate loans secured by one-to-four family residential mortgages and $1.1 billion of outstanding home equity loans and lines of credit. Included in total loans and leases were amounts due from builders and developers of residential real estate aggregating $1.7 billion and $1.9 billion at December 31, 2009 and 2008, respectively, of which $1.6 billion and $1.8 billion, respectively, were classified as commercial real estate loans.
A significant portion of commercial real estate loans originated by the Company are secured by properties in the New York City metropolitan area, including areas in neighboring states generally considered to be within commuting distance of New York City, and other areas of New York State where the Company operates. Commercial real estate loans are also originated through the Company’s offices in Pennsylvania, Maryland, Virginia, Washington, D.C., Oregon, West Virginia and other states. Commercial real estate loans originated by the Company include fixed-rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity, in many cases five years after origination. For borrowers in good standing, the terms of such loans may be extended by the customer for an additional five years at the then current market rate of interest. The Company also originates fixed-rate commercial real estate loans with maturities of greater than five years, generally having original maturity terms of approximately seven to ten years, and adjustable-rate commercial real estate loans. Excluding construction and development loans made to investors, adjustable-rate commercial real estate loans represented approximately 46% of the commercial real estate loan portfolio as of December 31, 2009. Table 6 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2009. New York City metropolitan area commercial real estate loans totaled $7.1 billion at the 2009 year-end. The $6.0 billion of investor-owned commercial real estate loans in the New York City metropolitan area were largely secured by multifamily residential properties, retail space, and office space. The Company’s experience has been that office, retail and service-related properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multifamily residential properties. Approximately 49% of the aggregate dollar amount of New York City-area loans were for loans with outstanding balances of $10 million or less, while loans of more than $50 million made up approximately 15% of the total.

Table 6

COMMERCIAL REAL ESTATE LOANS, NET OF UNEARNED DISCOUNT

December 31, 2009

	Metropolitan	Other
	New York	New York		Mid-			Percent of
	City	State	Pennsylvania	Atlantic	Other	Total	Total
	(Dollars in millions)

Investor-owned
Permanent finance by property type
Retail	$1,887	$301	$350	$519	$364	$3,421	16%
Office	1,074	675	225	406	109	2,489	12
Apartments/Multifamily	1,230	270	205	201	75	1,981	10
Hotel	569	269	203	167	48	1,256	6
Industrial/Warehouse	200	153	153	164	73	743	4
Health facilities	45	151	49	74	161	480	2
Other	243	68	60	88	14	473	2

Total permanent	5,248	1,887	1,245	1,619	844	10,843	52%

Construction/Development
Commercial
Construction	456	427	290	904	164	2,241	11%
Land/Land development	118	24	50	260	83	535	2
Residential builder and developer
Construction	95	30	75	289	104	593	3
Land/Land development	118	71	136	546	120	991	5

Total construction/development	787	552	551	1,999	471	4,360	21%

Total investor-owned	6,035	2,439	1,796	3,618	1,315	15,203	73%

Owner-occupied by industry
Health services	409	306	169	356	104	1,344	7%
Other services	169	340	233	391	3	1,136	5
Retail	89	173	184	214	5	665	3
Real estate investors	137	129	89	132	8	495	2
Manufacturing	54	163	120	107	3	447	2
Automobile dealerships	55	145	119	35	76	430	2
Wholesale	36	70	119	100	17	342	2
Other	95	254	238	276	25	888	4

Total owner-occupied	1,044	1,580	1,271	1,611	241	5,747	27%

Total commercial real estate	$7,079	$4,019	$3,067	$5,229	$1,556	$20,950	100%

Percent of total	34%	19%	15%	25%	7%	100%

Percent of dollars outstanding by size of loan
Less than $1 million	6%	29%	28%	17%	10%	17%
$1 million to $5 million	26	38	34	30	21	30
$5 million to $10 million	17	15	12	20	17	17
$10 million to $30 million	29	16	20	24	32	24
$30 million to $50 million	7	2	1	5	8	5
$50 million to $100 million	8	—	5	4	12	5
Greater than $100 million	7	—	—	—	—	2

Total	100%	100%	100%	100%	100%	100%

Commercial real estate loans secured by properties located in other parts of New York State, Pennsylvania and the Mid-Atlantic area tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business (owner-occupied). Approximately 82% of the aggregate dollar amount of commercial real estate loans in New York State secured by properties located outside of the metropolitan New York City area were for loans with outstanding balances of $10 million or less. Of the outstanding balances of commercial real estate loans in Pennsylvania and the Mid-Atlantic area, approximately 74% and 67%, respectively, were for loans with outstanding balances of $10 million or less.
Commercial real estate loans secured by properties located outside of Pennsylvania, the Mid-Atlantic area, New York State and areas of states neighboring New York considered to be part of the New York City metropolitan area, comprised 7% of total commercial real estate loans as of December 31, 2009.
Commercial real estate construction and development loans made to investors presented in table 6 totaled $4.4 billion at December 31, 2009, or 8% of total loans and leases. Approximately 78% of those construction loans had adjustable interest rates. Included in such loans at December 31, 2009 were $1.6 billion of loans to developers of residential real estate properties. Information about the credit performance of the Company’s loans to builders and developers of residential real estate properties is included herein under the heading “Provision For Credit Losses.” The remainder of the commercial real estate construction loan portfolio was comprised of loans made for various purposes, including the construction of office buildings, multifamily residential housing, retail space and other commercial development.
M&T Realty Capital Corporation, a commercial real estate lending subsidiary of M&T Bank, participates in the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, pursuant to which commercial real estate loans are originated in accordance with terms and conditions specified by Fannie Mae and sold. Under this program, loans are sold with partial credit recourse to M&T Realty Capital Corporation. The amount of recourse is generally limited to one-third of any credit loss incurred by the purchaser on an individual loan, although in some cases the recourse amount is less than one-third of the outstanding principal balance. At December 31, 2009 and 2008, approximately $1.3 billion and $1.2 billion, respectively, of commercial real estate loan balances serviced for others had been sold with recourse. There have been no material losses incurred as a result of those recourse arrangements. Commercial real estate loans held for sale at December 31, 2009 and 2008 aggregated $123 million and $156 million, respectively. At December 31, 2009 and 2008, commercial real estate loans serviced for other investors by the Company were $7.1 billion and $6.4 billion, respectively. Those serviced loans are not included in the Company’s consolidated balance sheet.
Real estate loans secured by one-to-four family residential properties were $5.5 billion at December 31, 2009, including approximately 36% secured by properties located in New York State, 12% secured by properties located in Pennsylvania and 21% secured by properties located in the Mid-Atlantic area. At December 31, 2009, $530 million of residential real estate loans were held for sale, compared with $352 million at December 31, 2008. The Company’s portfolio of Alt-A loans held for investment at December 31, 2009 totaled $789 million, compared with $974 million at December 31, 2008. Loans to individuals to finance the construction of one-to-four family residential properties totaled $76 million at December 31, 2009, or approximately .1% of total loans and leases, compared with $233 million or .5% at December 31, 2008. Information about the credit performance of the Company’s Alt-A mortgage loans and other residential mortgage loans is included herein under the heading “Provision For Credit Losses.”
Consumer loans comprised approximately 23% of the average loan portfolio during each of 2009 and 2008. The two largest components of the consumer loan portfolio are outstanding balances of home equity lines of credit and automobile loans. Average balances of home equity lines of credit outstanding represented approximately 11% and 9% of average loans outstanding in 2009 and 2008, respectively. Automobile loans represented approximately 6% and 7% of the Company’s average loan portfolio during 2009 and 2008, respectively. No other consumer loan product represented more than 4% of average loans outstanding in 2009. Approximately 44% of home equity lines of credit outstanding at December 31, 2009 were secured by properties in New York State, and 19% and 35% were secured by properties in Pennsylvania and the Mid-Atlantic area, respectively. Average outstanding balances on home equity lines of credit were approximately $5.4 billion and $4.5 billion in 2009 and 2008, respectively. At December 31, 2009, 34% and 24% of the automobile loan portfolio were to customers residing in New York State and Pennsylvania, respectively. Although automobile loans have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. Outstanding automobile loan balances declined to $2.9 billion at December 31, 2009 from $3.3 billion at December 31, 2008.

Table 7 presents the composition of the Company’s loan and lease portfolio at the end of 2009, including outstanding balances to businesses and consumers in New York State, Pennsylvania, the Mid-Atlantic area and other states. Approximately 47% of total loans and leases at December 31, 2009 were to New York State customers, while 18% and 23% were to Pennsylvania and the Mid-Atlantic area customers, respectively.

Table 7

LOANS AND LEASES, NET OF UNEARNED DISCOUNT

December 31, 2009

		Percent of Dollars Outstanding
		New York
	Outstandings	State	Pennsylvania	Mid-Atlantic	Other
	(In millions)

Real estate
Residential	$5,463	36%	12%	21%	31%
Commercial	20,950	53 (a)	15	25	7

Total real estate	26,413	49%	14%	24%	13%

Commercial, financial, etc.	11,902	49%	24%	20%	7%
Consumer
Home equity lines	5,853	44%	19%	35%	2%
Home equity loans	974	17	39	41	3
Automobile	2,948	34	24	12	30
Other secured or guaranteed	1,978	35	13	12	40
Other unsecured	291	43	27	24	6

Total consumer	12,044	38%	21%	26%	15%

Total loans	50,359	46%	18%	24%	12%

Commercial leases	1,578	42%	10%	16%	32%

Total loans and leases	$51,937	47%	18%	23%	12%

(a)	Includes loans secured by properties located in neighboring states generally considered to be within commuting distance of New York City.

Balances of investment securities averaged $8.4 billion in 2009, compared with $9.0 billion and $7.3 billion in 2008 and 2007, respectively. The decline in average investment securities balances during 2009 as compared with 2008 largely reflects paydowns of mortgage-backed securities, partially offset by the investment securities obtained in the Provident transaction and the impact of a first quarter 2009 residential real estate loan securitization. The Company securitized approximately $141 million of residential real estate loans in a guaranteed mortgage securitization with Fannie Mae. The increase of $1.7 billion or 23% from 2007 to 2008 was largely due to the impact of residential real estate loan securitizations in June and July of 2008 and in December 2007 and to the full-year impact of third quarter 2007 purchases of approximately $800 million of collateralized mortgage obligations and other mortgage-backed securities. During June and July 2008, the Company securitized approximately $875 million of residential real estate loans in guaranteed mortgage securitizations with Fannie Mae. During December 2007, approximately $950 million of residential real estate loans obtained in the Partners Trust acquisition were securitized in a guaranteed mortgage securitization with Fannie Mae. The Company recognized no gain or loss on those securitization transactions as it retained all of the resulting securities, which are held in the available-for-sale investment securities portfolio.

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
During the third quarter of 2008, the Company purchased a $142 million AAA-rated private placement mortgage-backed security that had been securitized by Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”). Bayview Financial is a privately-held company and is the majority investor of BLG. Upon purchase, the security was placed in the Company’s held-to-maturity portfolio, as management determined that it had the intent and ability to hold the security to maturity. Management subsequently reconsidered whether certain other similar mortgage-backed securities previously purchased from Bayview Financial and held in the Company’s available-for-sale portfolio should more appropriately be in the held-to-maturity portfolio. Concluding that it had the intent and ability to hold those securities to maturity as well, the Company transferred CMOs having a fair value of $298 million and a cost basis of $385 million from its available-for-sale investment securities portfolio to the held-to-maturity portfolio during the third quarter of 2008.
The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” As previously discussed, other-than-temporary impairment charges of $138 million (pre-tax) were recognized during 2009 related to certain privately issued CMOs and CDOs held in the Company’s available-for-sale investment securities portfolio. Specifically, $130 million of such impairment charges related to privately issued CMOs and CDOs backed by residential real estate loans and $8 million related to CDOs backed by trust preferred securities of financial institutions. During the third quarter of 2008 the Company recognized an other-than-temporary impairment charge of $153 million related to its holdings of preferred stock of Fannie Mae and Freddie Mac. Additional other-than-temporary impairment charges of $29 million were recognized in 2008 on CMOs backed by option adjustable rate residential mortgage loans (“ARMs”) and CDOs backed by trust preferred securities of financial institutions. Poor economic conditions, high unemployment and depressed real estate values are significant factors contributing to the recognition of the other-than-temporary impairment charges. As of December 31, 2009 and 2008, the Company concluded that the remaining declines associated with the rest of the investment securities portfolio were temporary in nature. That conclusion was based on management’s assessment of future cash flows associated with individual investment securities as of each respective date. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 20 of Notes to Financial Statements.
Other earning assets include deposits at banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $189 million in 2009, $198 million in 2008 and $503 million in 2007. Reflected in those balances were purchases of investment securities under agreements to resell, which averaged $41 million, $96 million and $417 million during 2009, 2008 and 2007, respectively. The higher level of resell agreements in 2007 as compared with 2008 and 2009 was due, in part, to the need to collateralize deposits of municipalities. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.
The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, nonbrokered interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T

Bank, N.A. are also included in core deposits. Core deposits averaged $39.1 billion in 2009, up from $31.7 billion in 2008 and $28.6 billion in 2007. The acquisition transactions in 2009 added $3.8 billion of core deposits on the respective acquisition dates, while the late-2007 acquisition transactions added $2.0 billion of core deposits on the respective acquisition dates. Average core deposits of M&T Bank, N.A. were $337 million in 2009, $274 million in 2008 and $208 million in 2007. Excluding deposits obtained in the acquisition transactions, the growth in core deposits from 2008 to 2009 was due, in part, to the impact on the attractiveness of alternative investments to the Company’s customers resulting from lower interest rates and the recessionary environment in the U.S. The continuing low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have increased. Funding provided by core deposits represented 66% of average earning assets in 2009, up significantly from 55% in each of 2008 and 2007. Core deposits totaled $43.1 billion at December 31, 2009, compared with $34.3 billion at December 31, 2008. Table 8 summarizes average core deposits in 2009 and percentage changes in the components of such deposits over the past two years.

Table 8

AVERAGE CORE DEPOSITS

		Percentage Increase
		(Decrease) from
	2009	2008 to 2009	2007 to 2008
	(In millions)

NOW accounts	$530	6%	9%
Savings deposits	22,088	23	21
Time deposits under $100,000	5,390	(4)	(3)
Noninterest-bearing deposits	11,054	44	4

Total	$39,062	23%	11%

Domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits provide additional funding sources for the Company. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $2.6 billion in each of 2009 and 2008, and $2.7 billion in 2007. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $1.7 billion in 2009, $4.0 billion in 2008 and $4.2 billion in 2007. Average brokered time deposits totaled $822 million in 2009, compared with $1.4 billion in 2008 and $2.1 billion in 2007, and at December 31, 2009 and 2008 totaled $868 million and $487 million, respectively. Reflected in average brokered time deposits in 2009 were deposits obtained in the acquisition of Provident, which added approximately $601 million to the average 2009 total. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $25 million of brokered time deposits. The Company also had brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged $757 million, $218 million and $87 million in 2009, 2008 and 2007, respectively. The significant increase in such average brokered deposit balances in 2009 as compared with 2008 and 2007 was the result of demand for such deposits, largely resulting from the uncertain economic markets and the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits were fully insured. Offshore branch deposits and brokered deposits have been used by the Company as alternatives to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.
The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks (“FHLBs”), the Federal Reserve and others as sources of funding. Short-term borrowings averaged

$2.9 billion in 2009, $6.1 billion in 2008 and $5.4 billion in 2007. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $1.8 billion, $4.5 billion and $4.6 billion in 2009, 2008 and 2007, respectively. Overnight federal funds borrowings represented the largest component of average short-term borrowings and were obtained from a wide variety of banks and other financial institutions. Overnight federal funds borrowings totaled $2.1 billion at December 31, 2009 and $809 million at December 31, 2008. Average short-term borrowings during 2009, 2008 and 2007 included $688 million, $682 million and $160 million, respectively, of borrowings from the FHLB of New York and the FHLB of Atlanta. Also included in average short-term borrowings in 2009 and 2008 were secured borrowings with the Federal Reserve through their Term Auction Facility (“TAF”). Borrowings under the TAF averaged $268 million and $238 million during 2009 and 2008, respectively. There were no outstanding borrowings under the TAF at December 31, 2009, while at December 31, 2008 $1.0 billion were outstanding. Also included in average short-term borrowings in 2007 and 2008 was a $500 million revolving asset-backed structured borrowing secured by automobile loans that was paid off during late-2008. All of the available amount of that structured borrowing was in use at the 2007 year-end. The average balance of this borrowing was $463 million in 2008 and $437 million in 2007.
Long-term borrowings averaged $11.1 billion in 2009, $11.6 billion in 2008 and $8.4 billion in 2007. Included in average long-term borrowings were amounts borrowed from the FHLBs of $6.1 billion in 2009, $6.7 billion in 2008 and $4.3 billion in 2007, and subordinated capital notes of $1.9 billion in each of 2009 and 2008, and $1.6 billion in 2007. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. Those swap agreements are used to hedge approximately $1.0 billion of fixed rate subordinated notes. Further information on interest rate swap agreements is provided in note 18 of Notes to Financial Statements. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.1 billion in each of 2009 and 2008, and $716 million in 2007. Additional information regarding junior subordinated debentures, as well as information regarding contractual maturities of long-term borrowings, is provided in note 9 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.6 billion during 2009, 2008 and 2007. The agreements, which were entered into due to favorable rates available, have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.
Changes in the composition of the Company’s earning assets and interest-bearing liabilities as described herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.21% in 2009, compared with 3.01% in 2008. The yield on the Company’s earning assets during 2009 was 4.61%, down 108 basis points from 5.69% in 2008, while the rate paid on interest-bearing liabilities declined 128 basis points to 1.40% in 2009 from 2.68% in 2008. The yield on earning assets of 5.69% during 2008 was 117 basis points lower than 6.86% in 2007, while the rate paid on interest-bearing liabilities also decreased 117 basis points to 2.68% from 3.85% in 2007. The lower interest rates in 2009 as compared with 2008 and in 2008 as compared with 2007 reflect the impact of the recessionary economy and the Federal Reserve’s monetary policies on both short-term and long-term interest rates. In addition, the Federal Open Market Committee noted in January 2010 that low rates of resource utilization, subdued inflation trends, and stable inflation expectations were likely to warrant exceptionally low levels of the federal funds rate for an extended period of time. During 2008, the Federal Reserve lowered its benchmark overnight federal funds target rate seven times representing decreases of 400 basis points for the year, such that, at December 31, 2008 and 2009, the Federal Reserve’s target rate for overnight federal funds was expressed as a range from 0% to .25%. Additionally, in the last four months of 2007, the Federal Reserve lowered its federal funds target rate three times totaling 100 basis points.
Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill, core deposit and other intangible assets. Net interest-free funds averaged $11.7 billion in 2009, compared with $8.1 billion in 2008 and $7.9 billion in 2007. The significant increase in average net interest-free funds in

2009 was largely the result of higher average balances of noninterest-bearing deposits, which rose to $11.1 billion in 2009 from $7.7 billion in 2008. In connection with the Provident and Bradford transactions, the Company added noninterest-bearing deposits totaling $946 million at the respective acquisition dates. Goodwill and core deposit and other intangible assets averaged $3.6 billion in 2009, $3.4 billion in 2008, and $3.2 billion in 2007. The cash surrender value of bank owned life insurance averaged $1.4 billion in 2009, $1.2 billion in 2008 and $1.1 billion in 2007. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .28% in 2009, .37% in 2008 and .59% in 2007. The decline in the contribution to net interest margin ascribed to net interest free funds in 2009 as compared with 2008 and in 2008 as compared with 2007 resulted largely from the impact of significantly lower interest rates on interest-bearing liabilities used to value such contribution.
Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.49% in 2009, compared with 3.38% in 2008 and 3.60% in 2007. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.
Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was approximately $1.1 billion at December 31, 2009 and 2008, all of which were designated as fair value hedges of certain fixed rate time deposits and long-term borrowings. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount of the agreements at fixed rates and made payments at variable rates. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.
In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized in 2009, 2008 and 2007 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $54 million at December 31, 2009 and $146 million at December 31, 2008. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of December 31, 2009 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $35 million of collateral with the Company. Additional information about swap agreements and the items being hedged is included in note 18 of Notes to Financial Statements. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in table 9.

Table 9

INTEREST RATE SWAP AGREEMENTS

	Year Ended December 31
	2009		2008		2007
	Amount	Rate(a)	Amount	Rate(a)	Amount	Rate(a)
			(Dollars in thousands)

Increase (decrease) in:
Interest income	$—	—%	$—	—%	$—	—%
Interest expense	(38,208)	(.08)	(15,857)	(.03)	2,556	.01

Net interest income/margin	$38,208	.07%	$15,857	.03%	$(2,556)	(.01)%

Average notional amount	$1,079,625		$1,269,017		$1,410,542
Rate received(b)		6.32%		6.12%		5.66%
Rate paid(b)		2.78%		4.87%		5.84%

(a)	Computed as a percentage of average earning assets or interest-bearing liabilities.

(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during year.

Provision for Credit Losses
The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses was $604 million in 2009, up from $412 million in 2008 and $192 million in 2007. Net loan charge-offs increased to $514 million in 2009 from $383 million and $114 million in 2008 and 2007, respectively. Net loan charge-offs as a percentage of average loans outstanding were 1.01% in 2009, compared with .78% in 2008 and .26% in 2007. The significantly higher levels of the provision for credit losses in 2008 and 2009 as compared with 2007 reflect a pronounced downturn in the U.S. economy, which entered recession in late-2007, and significant deterioration in the residential real estate market that began in early-2007 and continued throughout 2008 and 2009. Declining real estate valuations and higher levels of delinquencies and charge-offs throughout 2007, 2008 and 2009 significantly affected the quality of the Company’s residential real estate loan portfolio. Specifically, the Company’s Alt-A residential real estate loan portfolio and its residential real estate builder and developer loan portfolio experienced the majority of the credit problems related to the turmoil in the residential real estate marketplace. As a result of higher unemployment levels and the recessionary economy, the Company also experienced increased levels of consumer and commercial loan charge-offs in 2009 and 2008 as compared with 2007. A summary of the Company’s loan charge-offs, provision and allowance for credit losses is presented in table 10.

Table 10

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

	2009	2008	2007	2006	2005
		(Dollars in thousands)

Allowance for credit losses beginning balance	$787,904	$759,439	$649,948	$637,663	$626,864
Charge-offs during year
Commercial, financial, agricultural, etc.	180,119	102,092	32,206	23,949	32,210
Real estate — construction	127,728	105,940	3,830	—	—
Real estate — mortgage	95,109	73,485	23,552	6,406	4,708
Consumer	153,506	139,138	86,710	65,251	70,699

Total charge-offs	556,462	420,655	146,298	95,606	107,617

Recoveries during year
Commercial, financial, agricultural, etc.	7,999	8,587	8,366	4,119	6,513
Real estate — construction	2,623	369	—	—	—
Real estate — mortgage	6,917	4,069	1,934	1,784	3,887
Consumer	25,041	24,620	22,243	21,988	20,330

Total recoveries	42,580	37,645	32,543	27,891	30,730

Net charge-offs	513,882	383,010	113,755	67,715	76,887
Provision for credit losses	604,000	412,000	192,000	80,000	88,000
Allowance for credit losses acquired during the year	—	—	32,668	—	—
Allowance related to loans sold or securitized	—	(525)	(1,422)	—	(314)

Allowance for credit losses ending balance	$878,022	$787,904	$759,439	$649,948	$637,663

Net charge-offs as a percent of:
Provision for credit losses	85.08%	92.96%	59.25%	84.64%	87.37%
Average loans and leases, net of unearned discount	1.01%	.78%	.26%	.16%	.19%
Allowance for credit losses as a percent of loans and leases, net of unearned discount, at year-end:
Legacy loans	1.83%	1.61%	1.58%	1.51%	1.58%
Total loans	1.69%	1.61%	1.58%	1.51%	1.58%

As already noted, loans acquired in connection with the Provident and Bradford transactions were recorded at fair value with no carry over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at current interest rates. The excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects estimated credit losses and other contractually required payments that the Company does not expect to collect. Subsequent decreases to the expected cash flows will require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Subsequent increases in expected cash flows will result in additional interest income to be recognized over the then-remaining lives of the loans.
Nonaccrual loans aggregated $1.33 billion or 2.56% of outstanding loans and leases at December 31, 2009, compared with $755 million or 1.54% at December 31, 2008 and $431 million or .90% at December 31, 2007. Major factors contributing to the rise in nonaccrual loans from December 31, 2008 to the 2009 year-end were a $209 million increase in commercial loans and leases and a $319 million increase in commercial real estate loans, including a $113 million rise in loans to builders and developers of residential real estate. Contributing to the increase in nonaccrual loans from the 2007 year-end to December 31, 2008 were a $124 million increase in loans to residential builders and developers and a $75 million increase in residential real estate loans. The continuing turbulence in the residential real estate marketplace has resulted in deteriorating real estate values and increased delinquencies, both for loans to consumers and loans to builders and developers of residential real estate. The recessionary state of the U.S. economy has resulted in generally higher levels of nonaccrual loans.
Accruing loans past due 90 days or more were $208 million or .40% of total loans and leases at December 31, 2009, compared with $159 million or .32% at December 31, 2008 and $77 million or .16% at December 31, 2007. Those loans included loans guaranteed by government-related entities of $193 million, $114 million and $73 million at December 31, 2009, 2008 and 2007, respectively. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $176 million at December 31, 2009, $108 million at December 31, 2008 and $67 million at December 31, 2007. Loans past due 90 days or more and accruing interest that were guaranteed by government-related entities also included foreign commercial and industrial loans supported by the Export-Import Bank of the United States that totaled $13 million at December 31, 2009 and $5 million at each of December 31, 2008 and 2007. A summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in table 11.

Table 11

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

December 31	2009	2008	2007	2006	2005
	(Dollars in thousands)

Nonaccrual loans	$1,331,702	$755,397	$431,282	$209,272	$141,067
Real estate and other foreclosed assets	94,604	99,617	40,175	12,141	9,486

Total nonperforming assets	$1,426,306	$855,014	$471,457	$221,413	$150,553

Accruing loans past due 90 days or more(a)	$208,080	$158,991	$77,319	$111,307	$129,403

Renegotiated loans	$212,548	$91,575	$15,884	$14,956	$15,384

Government guaranteed loans included in totals above:
Nonaccrual loans	$38,579	$32,506	$19,125	$17,586	$13,845
Accruing loans past due 90 days or more	193,495	114,183	72,705	76,622	105,508
Purchased impaired loans(b):
Outstanding customer balance	$172,772	—	—	—	—
Carrying amount	88,170	—	—	—	—
Nonaccrual loans to total loans and leases, net of unearned discount	2.56%	1.54%	.90%	.49%	.35%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	2.74%	1.74%	.98%	.52%	.37%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.40%	.32%	.16%	.26%	.32%

(a)	Predominately residential mortgage loans.

(b)	Accruing loans that were impaired at acquisition date and recorded at fair value.

Loans obtained in the 2009 acquisition transactions that were impaired at the date of acquisition were recorded at estimated fair value and are generally delinquent in payments, but, in accordance with GAAP the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $88 million at December 31, 2009, or approximately .2% of total loans.
In an effort to assist borrowers, the Company has modified the terms of select loans secured by residential real estate. The modified loans were largely from the Company’s portfolio of Alt-A loans and aggregated $292 million at December 31, 2009, of which $108 million were classified as nonaccrual. The remaining modified loans have demonstrated payment capability consistent with the modified terms and, accordingly, were classified as renegotiated loans and were accruing interest at the 2009 year-end. Loan modifications included such actions as the extension of loan maturity dates (generally from thirty to forty years) and the lowering of interest rates and monthly payments. The objective of the modifications was to increase loan repayments by customers and thereby reduce net charge-offs. In accordance with GAAP, the modified loans are included in impaired loans for purposes of determining the allowance for credit losses. Modified residential real estate loans totaled $162 million at December 31, 2008, of which $93 million were in nonaccrual status.
Net charge-offs of commercial loans and leases totaled $172 million in 2009, $94 million in 2008 and $24 million in 2007. Contributing to the rise in such charge-offs in 2009 were a $45 million partial charge-off of an unsecured loan to a single customer in the commercial real estate sector and a $42 million partial charge-off of a relationship with an operator of retirement communities. The rise in net charge-offs of commercial loans and leases from 2007 to 2008 was largely due to charge-offs of loans to a consumer debt collections company, loans to two customers in the publishing business, and three loans to automobile dealers. Nonaccrual commercial loans and leases were $322 million at December 31, 2009, $114 million at December 31, 2008 and $79 million at December 31, 2007. The rise in 2009 reflects the impact of general economic conditions on borrowers’ abilities to repay loans. Specifically contributing to the increase were a relationship to a single borrower that operates retirement communities ($41 million), a $37 million loan to a consumer finance and credit insurance company, a loan to a single borrower in the commercial real estate sector ($36 million) and a $22 million loan to a business in the health care sector. The increase from the 2007 year-end to December 31, 2008 reflects the net addition of relationships with automobile dealers totaling $12 million.
Net charge-offs of commercial real estate loans during 2009, 2008 and 2007 were $121 million, $112 million and $6 million, respectively. Reflected in 2009’s charge-offs were $92 million of loans to residential real estate builders and developers, compared with $100 million in 2008 and $4 million in 2007. Commercial real estate loans classified as nonaccrual totaled $638 million at December 31, 2009, compared with $319 million at December 31, 2008 and $118 million at December 31, 2007. Contributing to the rise in such loans from December 31, 2008 to the 2009 year-end were an increase of $113 million in loans to residential homebuilders and developers and a loan collateralized by real estate in New York City ($104 million). The rise in such loans during 2008 was largely the result of an increase of $124 million in loans to residential homebuilders and developers, reflecting the impact of the deterioration of the residential real estate market, including declining real estate values. At December 31, 2009 and 2008, loans to residential homebuilders and developers classified as nonaccrual aggregated $322 million and $209 million, respectively. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the year ended December 31, 2009 is presented in table 12.

Table 12

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

				Year Ended
	December 31, 2009			December 31, 2009
		Nonaccrual		Net Charge-offs (Recoveries)
			Percent of		Percent of Average
	Outstanding		Outstanding		Outstanding
	Balances(a)	Balances	Balances	Balances	Balances
	(Dollars in thousands)

New York	$386,589	$47,035	12.17%	$427	0.08%
Pennsylvania	260,794	34,466	13.22	(1,211)	(0.46)
Mid-Atlantic	861,165	186,586	21.67	79,047	9.37
Other	236,325	53,577	22.67	14,215	4.83

Total	$1,744,873	$321,664	18.43%	$92,478	4.73%

(a)	Includes approximately $.1 billion of loans either not secured by real estate or permanent loans to investors of apartments/multifamily properties.

Residential real estate loans charged off, net of recoveries, were $92 million in 2009, $63 million in 2008 and $19 million in 2007. Nonaccrual residential real estate loans at the end of 2009 totaled $281 million, compared with $256 million and $181 million at December 31, 2008 and 2007, respectively. Declining real estate values and higher levels of delinquencies have contributed to the higher levels of residential real estate loans classified as nonaccrual at the 2008 and 2009 year-ends as compared with December 31, 2007 and to the level of charge-offs, largely in the Company’s Alt-A portfolio. Net charge-offs of Alt-A loans were $52 million in 2009, $44 million in 2008 and $12 million in 2007. Nonaccrual Alt-A loans aggregated $112 million at the 2009 year-end, compared with $125 million and $90 million at December 31, 2008 and 2007, respectively. Residential real estate loans past due 90 days or more and accruing interest totaled $178 million, $108 million and $66 million at December 31, 2009, 2008 and 2007, respectively. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the year ended December 31, 2009 is presented in table 13.
Net charge-offs of consumer loans during 2009 were $129 million, representing 1.10% of average consumer loans and leases outstanding, compared with $114 million or 1.03% in 2008 and $65 million or .63% in 2007. Automobile loans represented the most significant category of consumer loan charge-offs during the past three years. Net charge-offs of automobile loans were $56 million during 2009, $51 million during 2008 and $28 million during 2007. Consumer loan charge-offs also include recreational vehicle loans of $25 million, $21 million and $11 million during 2009, 2008 and 2007, respectively, and home equity loans and lines of credit secured by one-to-four family residential properties of $39 million during 2009, $31 million during 2008 and $16 million during 2007. Nonaccrual consumer loans were $91 million at December 31, 2009, representing .75% of outstanding consumer loans, compared with $66 million or .60% at December 31, 2008, and $53 million or .47% at December 31, 2007. At the 2009, 2008 and 2007 year-ends, consumer loans and leases delinquent 30-90 days totaled $141 million, $118 million and $155 million, respectively, or 1.17%, 1.07% and 1.38% of outstanding consumer loans. Consumer loans past due 90 days or more and accruing interest totaled $4 million at December 31, 2009 and $1 million at each of December 31, 2008 and December 31, 2007. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the year ended December 31, 2009 is presented in table 13.

Table 13

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Year Ended
	December 31, 2009			December 31, 2009
		Nonaccrual		Net Charge-offs
					Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
		(Dollars in thousands)

Residential mortgages
New York	$1,815,944	$42,335	2.33%	$3,931	0.23%
Pennsylvania	615,382	14,597	2.37	1,177	0.20
Mid-Atlantic	1,042,735	40,616	3.90	7,547	0.85
Other	1,154,545	54,795	4.75	11,401	1.01

Total	$4,628,606	$152,343	3.29%	$24,056	0.56%

Residential construction loans
New York	$15,117	$650	4.30%	$755	2.61%
Pennsylvania	5,967	838	14.04	679	4.29
Mid-Atlantic	4,206	2,384	56.68	893	8.10
Other	50,895	11,954	23.49	13,608	14.68

Total	$76,185	$15,826	20.77%	$15,935	10.73%

Alt-A first mortgages
New York	$109,091	$16,110	14.77%	$3,061	2.62%
Pennsylvania	30,337	2,757	9.09	185	0.57
Mid-Atlantic	136,756	16,360	11.96	6,996	4.67
Other	482,487	76,889	15.94	41,904	7.73

Total	$758,671	$112,116	14.78%	$52,146	6.20%

Alt-A junior lien
New York	$3,486	$131	3.76%	$890	22.09%
Pennsylvania	1,175	133	11.32	36	2.85
Mid-Atlantic	5,468	398	7.28	1,017	16.97
Other	19,963	1,372	6.87	6,256	26.30

Total	$30,092	$2,034	6.76%	$8,199	23.38%

First lien home equity loans
New York	$44,985	$136	0.30%	$157	0.30%
Pennsylvania	256,167	1,757	0.69	193	0.07
Mid-Atlantic	187,512	1,258	0.67	5	—
Other	2,497	197	7.89	—	—

Total	$491,161	$3,348	0.68%	$355	0.07%

First lien home equity lines
New York	$709,160	$1,174	0.17%	$505	0.08%
Pennsylvania	484,455	989	0.20	65	0.01
Mid-Atlantic	499,696	379	0.08	5	—
Other	12,120	35	0.29	20	0.18

Total	$1,705,431	$2,577	0.15%	$595	0.04%

Junior lien home equity loans
New York	$117,121	$1,414	1.21%	$949	0.68%
Pennsylvania	124,394	1,361	1.09	492	0.33
Mid-Atlantic	200,683	1,085	0.54	140	0.09
Other	10,920	520	4.76	721	8.10

Total	$453,118	$4,380	0.97%	$2,302	0.50%

Junior lien home equity lines
New York	$1,854,444	$10,602	0.57%	$13,232	0.71%
Pennsylvania	623,208	2,693	0.43	1,890	0.31
Mid-Atlantic	1,588,812	6,418	0.40	11,061	0.83
Other	80,722	980	1.21	1,340	1.73

Total	$4,147,186	$20,693	0.50%	$27,523	0.71%

Management regularly assesses the adequacy of the allowance for credit losses by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and assessing the adequacy of the Company’s allowance for such losses as of each reporting date. Factors also considered by management when performing its assessment, in addition to general economic conditions and the other factors described above, included, but were not limited to: (i) the impact of declining residential real estate values in the Company’s portfolio of loans to residential real estate builders and developers; (ii) the repayment performance associated with the Company’s portfolio of Alt-A and other residential mortgage loans; (iii) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (iv) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; and (v) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types and for which repayment performance can be significantly affected by unemployment levels. The level of the allowance is adjusted based on the results of management’s analysis.
Management cautiously and conservatively evaluated the allowance for credit losses as of December 31, 2009 in light of (i) lower residential real estate values and higher levels of delinquencies of residential real estate loans; (ii) the recession-like weak economic conditions in many of the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company. Considerable concerns exist about the economic recovery in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment, which has caused consumer spending to slow; the underlying impact on businesses’ operations and abilities to repay loans as consumer spending slowed; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued uncertainty about possible responses to state government budget deficits. Although the U.S. economy experienced recession and weak economic conditions during much of the last three years, as compared with other areas of the country, the impact of those conditions was not as pronounced on borrowers in the traditionally slower growth or stagnant regions of upstate New York and central Pennsylvania. Approximately one-half of the Company’s loans are to customers in upstate New York and Pennsylvania. Home prices in upstate New York and central Pennsylvania were largely unchanged in 2009, in contrast to steep declines in values in other regions of the country. Therefore, despite the conditions, as previously described, the most severe credit issues experienced by the Company have been centered around residential real estate, including loans to builders and developers of residential real estate, in areas other than New York State and Pennsylvania. In response, throughout 2008 and 2009 the Company has conducted detailed reviews of all loans to residential real estate builders and developers that exceeded $2.5 million. Those credit reviews often resulted in adjustments to loan grades and, if appropriate, commencement of intensified collection efforts, including foreclosure. During 2009, the Company has also experienced increases in nonaccrual commercial loans, largely the result of a small number of large relationships, and in nonaccrual commercial real estate loans, largely due to builders and developers of residential real estate and one large loan in New York City. The Company utilizes an extensive loan grading system which is applied to all commercial and commercial real estate loans. On a quarterly basis, the Company’s loan review department reviews all commercial and commercial real estate loans greater than $350,000 that are classified as Special Mention or worse. Meetings are held with loan officers and their managers, workout specialists and Senior Management to discuss each of the relationships. Borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as Special Mention, the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those latter cases, when current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, with special emphasis on the portfolio of Alt-A mortgage loans, the Company expanded its collections and loan work-out staff and further refined its loss identification and estimation techniques by reference to loan performance and house price depreciation data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties.
Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, generally, but also residential and commercial real estate valuations, in particular, given the size of the Company’s real estate loan portfolios. Reflecting the factors and conditions as described herein, through December 31, 2009 the more significant increases in nonaccrual loans and net charge-offs of real estate-related loans have been in the Company’s portfolios of residential real estate loans, including second lien Alt-A mortgage loans and loans to builders and developers of residential real estate. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, and general economic conditions affecting consumers.
In ascertaining the adequacy of the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases. In quantifying incurred losses, the Company considers the factors and uses the techniques described herein. For purposes of determining the level of the allowance for credit losses, the Company segments its loan and lease portfolio by loan type. The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan by loan analysis of commercial and commercial real estate loans greater than $350,000 which are in nonaccrual status. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. Impaired loans are evaluated for specific loss components. Except for consumer loans and leases and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more and has been placed in nonaccrual status. Nevertheless, modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Loans less than 90 days delinquent are deemed to have a minimal delay in payment and are generally not considered to be impaired.
The inherent base level loss components of the Company’s allowance for credit losses are generally determined by applying loss factors to specific loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. The Company utilizes an extensive loan grading system which is applied to all commercial and commercial real estate credits. Loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also extensively monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards. Loan balances utilized in the inherent base level loss component computations exclude loans and leases for which specific allocations are maintained. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, financial condition, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. In assessing the overall adequacy of the allowance for credit losses, management also gives consideration to such factors as customer, industry and geographic concentrations as well as national and local economic conditions including: (i) the comparatively poorer economic conditions and unfavorable business climate in many market regions served by the Company, specifically upstate New York and central Pennsylvania, that result in such regions generally experiencing significantly poorer economic growth and vitality as compared with much of the rest of the country; (ii) portfolio concentrations regarding loan type, collateral type and geographic location, in particular the large concentration of commercial real estate loans secured by properties in the New York City metropolitan area and other areas of New York State; and (iii) additional risk associated with the Company’s portfolio of consumer loans, in particular automobile loans and leases, which generally have higher rates of loss than other types of collateralized loans.
In evaluating collateral, the Company relies extensively on internally and externally prepared valuations. In 2008 and 2009, valuations of residential real estate, which are usually based on sales of comparable properties, declined significantly in many regions across the United States. Commercial real estate valuations also refer to sales of comparable properties but oftentimes are based on calculations that utilize many assumptions and, as a result, can be highly subjective. Specifically, commercial real estate values can be significantly affected over relatively short periods of time by changes in business climate, economic conditions and interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Additionally, management is aware that there is oftentimes a delay in the recognition of credit quality changes in loans and, as a result, in changes to assigned loan grades due to time delays in the manifestation and reporting of underlying events that impact credit quality. Accordingly, loss estimates derived from the inherent base level loss component computation are adjusted for current national and local economic conditions and trends. Economic indicators in the most significant market regions served by the Company were weak during 2009, indicative of a recessionary economy. For example, during 2009 private sector employment declined in most market areas served by the Company. Nevertheless, such declines were generally less than the national average decline of 4.4%. Private sector employment in 2009 declined 2.2% in upstate New York, 3.6% in areas of Pennsylvania served by the Company, 2.8% in Maryland and 1.6% in Greater Washington D.C. Employment growth in areas of Pennsylvania served by the Company was flat in 2008, while growth in the Maryland and Greater Washington D.C. regions exceeded the national average. Additionally, although the 2.7% decline in private sector employment in New York City also trailed the national average in 2009, significant layoffs in the financial services sector in both 2008 and 2009 are expected to weigh heavily on New York City economic growth in 2010. At the end of 2009 there remain significant concerns about the pace of national economic recovery from the recession, high unemployment, real estate valuations, high levels of consumer indebtedness, weak automobile sales and volatile energy prices. Those factors are expected to have a significant impact on the national economy in 2010.

The specific loss components and the inherent base level loss components together comprise the total base level or “allocated” allowance for credit losses. Such allocated portion of the allowance represents management’s assessment of losses existing in specific larger balance loans that are reviewed in detail by management and pools of other loans that are not individually analyzed. In addition, the Company has always provided an inherent unallocated portion of the allowance that is intended to recognize probable losses that are not otherwise identifiable. The inherent unallocated allowance includes management’s subjective determination of amounts necessary for such things as: (i) the possible use of imprecise estimates in determining the allocated portion of the allowance; (ii) the effect of expansion into new markets, including market areas entered through acquisitions, for which the Company does not have the same degree of familiarity and experience regarding portfolio performance in changing market conditions; (iii) the introduction of new loan and lease product types; and (iv) other additional risks associated with the Company’s loan portfolio which may not be specifically allocable.
A comparative allocation of the allowance for credit losses for each of the past five year-ends is presented in table 14. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodology described herein. Variations in the allocation of the allowance by loan category as a percentage of those loans reflect changes in management’s estimate of specific loss components and inherent base level loss components, including the impact of the increased delinquencies and nonaccrual loans. As described in note 4 of Notes to Financial Statements, loans considered impaired were $1.3 billion at December 31, 2009 and $617 million at December 31, 2008. The allocated portion of the allowance for credit losses related to impaired loans totaled $244 million at December 31, 2009 and $124 million at December 31, 2008. The unallocated portion of the allowance for credit losses was equal to .13% and .15% of gross loans outstanding at December 31, 2009 and 2008, respectively. The declines in the unallocated portion of the allowance since 2005 reflect management’s continued refinement of its loss estimation techniques, which has increased the precision of its calculation of the allocated portion of the allowance for credit losses. However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management deliberately remained cautious and conservative in establishing the overall allowance for credit losses. Given the Company’s high concentration of real estate loans and considering the other factors already discussed herein, management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Furthermore, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category.

Table 14

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

December 31	2009	2008	2007	2006	2005
		(Dollars in thousands)

Commercial, financial, agricultural, etc.	$219,170	$231,993	$216,833	$212,945	$136,852
Real estate	451,352	340,588	283,127	221,747	161,003
Consumer	137,124	140,571	167,984	124,675	133,541
Unallocated	70,376	74,752	91,495	90,581	206,267

Total	$878,022	$787,904	$759,439	$649,948	$637,663

As a Percentage of Gross Loans and Leases Outstanding
Commercial, financial, agricultural, etc.	1.59%	1.59%	1.62%	1.79%	1.23%
Real estate	1.70	1.43	1.20	1.04	.85
Consumer	1.14	1.28	1.49	1.26	1.27

Management believes that the allowance for credit losses at December 31, 2009 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $878 million or 1.69% of total loans and leases at December 31, 2009, compared with $788 million or

1.61% at December 31, 2008 and $759 million or 1.58% at December 31, 2007. The ratio of the allowance to total loans and leases at December 31, 2009 reflects the impact of $3.9 billion of loans obtained in the acquisition of Provident and in the Bradford transaction that have been recorded at estimated fair value based on estimated future cash flows expected to be received on those loans. Those cash flows reflect the impact of expected defaults on customer repayment performance. As a result, and as required by GAAP, there was no carry over of the allowance for credit losses recorded by Provident and Bradford. The allowance for credit losses at December 31, 2009 as a percentage of the Company’s legacy loans (that is, total loans excluding loans acquired during 2009 in the Provident and Bradford transactions) was 1.83%. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein and the Company’s loan charge-off policies. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolios also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance to nonaccrual loans at the end of 2009, 2008 and 2007 was 66%, 104% and 176%, respectively. Given the Company’s position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.
In establishing the allowance for credit losses, management follows the methodology described herein, including taking a conservative view of borrowers’ abilities to repay loans. The establishment of the allowance is extremely subjective and requires management to make many judgments about borrower, industry, regional and national economic health and performance. In order to present examples of the possible impact on the allowance from certain changes in credit quality factors, the Company assumed the following scenarios for possible deterioration of credit quality:

•	For consumer loans and leases considered smaller balance homogenous loans and evaluated collectively, a 20 basis point increase in loss factors;
•	For residential real estate loans and home equity loans and lines of credit, also considered smaller balance homogenous loans and evaluated collectively, a 15% increase in estimated inherent losses; and
•	For commercial loans and commercial real estate loans, which are not similar in nature, a migration of loans to lower-ranked risk grades resulting in a 20% increase in the balance of classified credits in each risk grade.

For possible improvement in credit quality factors, the scenarios assumed were:

•	For consumer loans and leases, a 10 basis point decrease in loss factors;
•	For residential real estate loans and home equity loans and lines of credit, a 5% decrease in estimated inherent losses; and
•	For commercial loans and commercial real estate loans, a migration of loans to higher-ranked risk grades resulting in a 5% decrease in the balance of classified credits in each risk grade.

The scenario analyses resulted in an additional $95 million that could be identifiable under the assumptions for credit deterioration, whereas under the assumptions for credit improvement a $30 million reduction could occur. These examples are only a few of numerous reasonably possible scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses based on changes in assumptions and other factors.
Investor-owned commercial real estate loans secured by retail properties in the New York City metropolitan area represented 4% of loans outstanding at December 31, 2009. The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2009. Outstanding loans to foreign borrowers were $55 million at December 31, 2009, or .11% of total loans and leases.
Real estate and other foreclosed assets totaled to $95 million at December 31, 2009, compared with $100 million at December 31, 2008 and $40 million at December 31, 2007. The increase from December 31, 2007 to the two most recent year-ends resulted from higher residential real estate loan defaults and additions from residential real estate development projects. At December 31, 2009, the Company’s holding of residential real estate-related properties comprised 84% of foreclosed assets.

Other Income
Other income aggregated $1.05 billion in 2009, compared with $939 million in 2008. Gains and losses from bank investment securities (including other-than-temporary impairment losses) totaled to net losses of $137 million in 2009 and $148 million in 2008. During 2009, other-than-temporary impairment charges of $138 million were recognized related to certain of the Company’s privately issued CMOs and CDOs and in 2008, similar losses of $182 million were recognized related to certain of the Company’s privately issued CMOs, CDOs and preferred stock holdings of Fannie Mae and Freddie Mac, all held in the available-for-sale investment securities portfolio. Excluding gains and losses from bank investment securities, noninterest income was $1.19 billion in 2009, 9% higher than $1.09 billion in 2008. Contributing to that improvement was the $29 million gain recognized on the Bradford acquisition transaction and higher mortgage banking revenues, service charges on deposit accounts obtained in the 2009 acquisition transactions and a smaller loss related to M&T’s equity in the operations of BLG. Partially offsetting those factors were declines in trust and brokerage services income.
Other income in 2008 was 1% higher than the $933 million earned in 2007. As discussed above, reflected in other income in 2008 were losses from bank investment securities of $148 million, compared with losses of $126 million in 2007 (including $127 million of other-than-temporary impairment losses). Excluding the impact of securities gains or losses, other income of $1.09 billion in 2008 was 3% higher than $1.06 billion in 2007. That rise reflects higher mortgage banking revenues and fees for providing deposit account, trust, brokerage and credit-related services that were partially offset by a $46 million decline in M&T’s pro-rata share of the operating results of BLG and lower trading account and foreign exchange gains.
Mortgage banking revenues were $208 million in 2009, $156 million in 2008 and $112 million in 2007. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.
Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $166 million in 2009, $117 million in 2008 and $86 million in 2007. The substantially higher revenues in 2009 as compared with the previous two years were attributable to significantly higher origination activity, due largely to refinancing of loans by consumers in response to relatively low interest rates, and wider margins associated with that activity. Reflected in the 2007 total was the previously described $12 million of Alt-A-related losses in that year’s first quarter and the impact of lower gains on residential mortgage loans and loan servicing rights due to slimmer margins realized by the Company resulting from changes in market conditions during that year.
Residential mortgage loans originated for sale to other investors totaled approximately $6.2 billion in 2009, compared with $4.4 billion in 2008 and $5.6 billion in 2007. Residential mortgage loans sold to investors totaled $5.9 billion in 2009, $4.4 billion in 2008 and $5.3 billion in 2007. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled $79 million in 2009, compared with $31 million in 2008 and $3 million in 2007. Reflected in the 2008 gains were approximately $7 million of revenues related to the January 1, 2008 adoption of SEC Staff Accounting Bulletin (“SAB”) No. 109 for written loan commitments issued or modified after January 1, 2008. In November 2007, the SEC issued SAB No. 109, which reversed previous conclusions expressed by the SEC staff regarding written loan commitments that are accounted for at fair value through earnings. Specifically, the SEC staff now believes that the expected net future cash flows related to the associated servicing of the loan should be included in the fair value measurement of the derivative loan commitment. In accordance with SAB No. 105, “Application of Accounting Principles to Loan Commitments,” the Company had not included such amounts in the value of loan commitments accounted for as derivatives in 2007. As previously described, reflected in 2007 were $12 million of losses related to Alt-A residential mortgage loans that were recognized during the first quarter of 2007.
Revenues from servicing residential mortgage loans for others were $82 million in 2009, compared with $81 million in 2008 and $73 million in 2007. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans totaling $29 million in each of 2009 and 2008, compared with $21 million in 2007. Residential mortgage loans serviced for others aggregated $21.4 billion at December 31, 2009, $21.3 billion a year earlier and $19.4 billion at December 31, 2007, including the small balance commercial mortgage loans noted above of approximately $5.5 billion, $5.9 billion and $4.9 billion at December 31, 2009, 2008 and 2007, respectively. Capitalized residential mortgage loan servicing assets, net of a valuation allowance for possible impairment, totaled $141 million at December 31, 2009, compared with $143 million and $170 million at December 31, 2008 and 2007, respectively. The valuation allowance for possible impairment of capitalized residential mortgage servicing assets totaled $50 thousand, $22 million and $6 million at the 2009, 2008 and 2007 year-ends, respectively. Included in capitalized residential mortgage servicing assets were purchased servicing rights associated with the small balance commercial mortgage loans noted above of $40 million, $58 million and $57 million at December 31, 2009, 2008 and 2007, respectively. Servicing rights for the small balance commercial mortgage loans were purchased from BLG or its affiliates. In addition, at December 31, 2009 capitalized servicing rights included $17 million of servicing rights for $4.1 billion of residential real estate loans that were purchased from affiliates of BLG. Additional information about the Company’s relationship with BLG and its affiliates is provided in note 25 of Notes to Financial Statements. Additional information about the Company’s capitalized residential mortgage loan servicing assets, including information about the calculation of estimated fair value, is presented in note 7 of Notes to Financial Statements.
Commitments to sell residential mortgage loans and commitments to originate residential mortgage loans for sale at pre-determined rates were $936 million and $631 million, respectively, at December 31, 2009, $898 million and $871 million, respectively, at December 31, 2008 and $772 million and $492 million, respectively, at December 31, 2007. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $15 million and $6 million at December 31, 2009 and 2008, respectively, compared with net unrealized losses of $7 million at December 31, 2007. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in net increases in revenue of $9 million and $13 million in 2009 and 2008, respectively, and a net decrease in revenue of $23 million in 2007 (including $12 million to record the Alt-A mortgage loans transferred from held for sale to held for investment at the lower of cost or market value in 2007).
Commercial mortgage banking revenues totaled $42 million in 2009, $39 million in 2008 and $26 million in 2007. Revenues from loan origination and sales activities were $27 million in each of 2009 and 2008, and $13 million in 2007. Improved margins in 2009 were offset by a decline in loan origination volume as compared with 2008. The increased revenues in 2008 as compared with 2007 reflect higher loan origination volumes. Commercial mortgage loans originated for sale to other investors totaled approximately $1.1 billion in each of 2009 and 2007, compared with $1.4 billion in 2008. Loan servicing revenues totaled $15 million in 2009, $12 million in 2008 and $13 million in 2007. Capitalized commercial mortgage loan servicing assets aggregated $33 million at December 31, 2009, $26 million at December 31, 2008 and $20 million at December 31, 2007. Commercial mortgage loans serviced for other investors totaled $7.1 billion, $6.4 billion and $5.3 billion at December 31, 2009, 2008 and 2007, respectively, and included $1.3 billion, $1.2 billion and $1.0 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $303 million and $180 million, respectively, at December 31, 2009, $408 million and $252 million, respectively, at December 31, 2008 and $176 million and $97 million, respectively, at December 31, 2007. Commercial mortgage loans held for sale totaled $123 million, $156 million and $79 million at December 31, 2009, 2008 and 2007, respectively.

Service charges on deposit accounts rose 9% to $469 million in 2009 from $431 million in 2008. That improvement resulted predominantly from the impact of the acquisition of Provident. Deposit account service charges in 2007 were $409 million. The higher level of service charges on deposit accounts in 2008 as compared with 2007 was largely due to increases in service charges on commercial accounts and consumer debit card fees due to higher transaction volumes. Certain fees charged by financial institutions for deposit services have come under scrutiny by lawmakers and regulators. The Federal Reserve and other bank regulators have adopted regulations requiring expanded disclosure of overdraft and other fees assessed to consumers and have issued guidance that will allow consumers to elect to not be subject to fees for certain deposit account transactions beginning in 2010. The Company intends to comply with these regulations but, at the present time, cannot predict the extent to which customers will elect to not avail themselves of the respective deposit account services.
Trust income includes fees for trust and custody services provided to personal, corporate and institutional customers, and investment management and advisory fees that are often based on a percentage of the market value of assets under management. Trust income declined 18% to $129 million in 2009 from $156 million in 2008. Contributing to that decline were lower fees for providing services that are based on market values of assets under administration, the impact of lower balances in proprietary mutual funds and the impact of fee waivers by the Company in order to continue to pay customers a yield on their investments in proprietary money-market mutual funds. Those waived fees were approximately $10 million in 2009. Trust income totaled $153 million in 2007. Total trust assets, which include assets under management and assets under administration, aggregated $111.6 billion at December 31, 2009, compared with $111.0 billion at December 31, 2008. Trust assets under management were $13.8 billion and $12.8 billion at December 31, 2009 and 2008, respectively. The Company’s proprietary mutual funds, the MTB Group of Funds, had assets of $7.9 billion and $11.5 billion at December 31, 2009 and 2008, respectively.
Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, aggregated $58 million in 2009, $64 million in 2008 and $60 million in 2007. The decrease in revenues in 2009 as compared with the previous year was largely attributable to lower fees for providing services that are tied to the performance of bond and equity markets. The improvement from 2007 to 2008 was due largely to increased revenues earned from the sale of annuities. Trading account and foreign exchange activity resulted in gains of $23 million in 2009, $18 million in 2008 and $30 million in 2007. The higher revenues in 2009 as compared with 2008 were due to increases in market values of trading assets held in connection with deferred compensation plans, while the decline in revenues from 2007 to 2008 resulted from decreases in the market values of such trading assets. The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 18 of Notes to Financial Statements and herein under the heading “Liquidity, Market Risk, and Interest Rate Sensitivity.” Trading account revenues related to interest rate and foreign exchange contracts totaled $10 million in 2009, compared with $21 million in each of 2008 and 2007. That decline related predominantly to lower new volumes of interest rate swap agreement transactions executed on behalf of commercial customers. Trading account assets held in connection with deferred compensation plans were $36 million and $33 million at December 31, 2009 and 2008, respectively. Trading account revenues resulting from net increases in the market values of such assets were $4 million in each of 2009 and 2007, compared with losses of $12 million in 2008. A largely offsetting impact on expenses resulting from corresponding increases or decreases in liabilities related to deferred compensation is included in “other costs of operations.”
Including other-than-temporary impairment losses, the Company recognized net losses on investment securities of $137 million during 2009, compared with $148 million and $126 million in 2008 and 2007, respectively. Other-than-temporary impairment charges of $138 million, $182 million and $127 million were recorded in 2009, 2008 and 2007, respectively. During 2009, the Company recognized impairment charges on certain privately issued CMOs backed by residential real estate loans and CDOs backed by trust preferred securities issued by financial institutions and other entities. The impairment charges recognized in 2008 included write-downs of $153 million related to preferred stock issuances of Fannie Mae and Freddie Mac and $29 million related to CMOs and CDOs in the investment securities portfolio and were partially offset by a gain of $33 million related to the mandatory redemption of common shares of Visa during the first quarter of that year. The losses in 2007 reflect the previously described $127 million charge for the other-than-temporary impairment in value of CDOs backed by residential mortgage-backed securities. Each reporting period the Company reviews its impaired investment securities for other-than-temporary impairment. For equity securities, such as the Company’s investment in the preferred stock of Fannie Mae and Freddie Mac, the Company considers various factors to determine if the decline in value is other than temporary, including the duration and extent of the decline in value, the factors contributing to the decline in fair value, including the financial condition of the issuer as well as the conditions of the industry in which it operates, and the prospects for a recovery in fair value of the equity security. For debt securities, the Company analyzes the creditworthiness of the issuer or reviews the credit performance of the underlying collateral supporting the bond. For debt securities backed by pools of loans, such as privately issued mortgage-backed securities, the Company estimates the cash flows of the underlying loan collateral using forward-looking assumptions of default rates, loss severities and prepayment speeds. Estimated collateral cash flows are then utilized to estimate bond-specific cash flows to determine the ultimate collectibility of the bond. If the present value of the cash flows indicates that the Company should not expect to recover the entire amortized cost basis of a bond or if the Company intends to sell the bond or it more likely than not will be required to sell the bond before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized. If an other-than-temporary impairment loss is deemed to have occurred, the investment security’s cost basis is adjusted, as appropriate for the circumstances.
M&T’s pro-rata share of the operating losses of BLG in 2009 and 2008 was $26 million and $37 million, respectively, compared with a gain of $9 million in 2007. The operating losses of BLG in 2009 and 2008 resulted from the disruptions in the commercial mortgage-backed securities market and reflected losses from loan securitization and sales activities, lower values ascribed to loans held for sale, higher provisions for losses associated with loans held by BLG, and costs associated with severance and certain lease terminations incurred by BLG as it downsized its operations. Despite the credit and liquidity disruptions that began in 2007, BLG had been successfully securitizing and selling significant volumes of small-balance commercial real estate loans until the first quarter of 2008. In response to the illiquidity in the marketplace since that time, BLG reduced its originations activities, scaled back its workforce and made use of its contingent liquidity sources. In addition to BLG’s mortgage originations and sales capabilities, BLG is also entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and from asset management and other services provided by its affiliates. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings. Nevertheless, if BLG is not able to realize sufficient cash flows for the benefit of M&T, the Company may be required to recognize an other-than-temporary impairment charge in a future period for some portion of the $246 million book value of its investment in BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 25 of Notes to Financial Statements.
Other revenues from operations totaled $325 million in 2009, compared with $300 million in 2008 and $286 million in 2007. The improvement from 2008 to 2009 reflects the $29 million gain recognized on the Bradford transaction in 2009 offset, in part, by modest decreases in other miscellaneous fees and revenues. The primary contributor to the 5% improvement from 2007 to 2008 was a $16 million increase in letter of credit and other credit-related fees.
Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $100 million, $97 million and $81 million in 2009, 2008 and 2007, respectively. The rise in such fees from 2007 to 2008 was due predominately to higher income from providing loan syndication and letter of credit services. Tax-exempt income earned from bank owned life insurance aggregated $49 million in each of 2009 and 2008, and $47 million in 2007. Such income includes increases in cash surrender value of life insurance policies and benefits received. Revenues from merchant discount and credit card fees were $40 million in each of 2009 and 2008, and $35 million in 2007. Insurance-related sales commissions and other revenues totaled $42 million in 2009, $31 million in

2008 and $33 million in 2007. Automated teller machine usage fees aggregated $19 million in 2009, $17 million in 2008 and $15 million in 2007.

Other Expense
Other expense aggregated $1.98 billion in 2009, compared with $1.73 billion in 2008 and $1.63 billion in 2007. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $64 million, $67 million and $66 million in 2009, 2008 and 2007, respectively, and merger-related expenses of $89 million in 2009, $4 million in 2008 and $15 million in 2007. Exclusive of these nonoperating expenses, noninterest operating expenses were $1.83 billion in 2009, up 10% from $1.66 billion in 2008. The most significant factors for the rise in operating expenses from 2008 to 2009 were costs associated with the acquired operations of Provident and Bradford, a $90 million increase in FDIC assessments (including approximately $9 million relating to deposits from Provident and Bradford) and higher foreclosure-related expenses. The impact of those increases was mitigated by a reversal of the valuation allowance for capitalized residential mortgage servicing rights of $22 million in 2009, as compared with an addition to that valuation allowance of $16 million in 2008. Noninterest operating expenses were $1.55 billion in 2007. The higher level of operating expenses in 2008 as compared with 2007 was due largely to increased expenses for salaries, occupancy, professional services, advertising and promotion, and foreclosed residential real estate properties. Also contributing to the rise in operating expenses was an addition to the valuation allowance for capitalized residential mortgage servicing rights of $16 million in 2008, as compared with a partial reversal of the allowance of $4 million in 2007. Partially offsetting those factors was a $23 million charge taken in the fourth quarter of 2007 related to M&T Bank’s obligation as a member bank of Visa to share in losses stemming from certain litigation against Visa, compared with a partial reversal of that charge in 2008’s initial quarter of $15 million.
Salaries and employee benefits expense totaled $1.00 billion in 2009, up 5% from $957 million in 2008. The higher expense levels in 2009 as compared with 2008 reflect the impact of the 2009 acquisition transactions and included $10 million of merger-related expenses in 2009. Those expenses consisted predominantly of severance expense for Provident employees. Also contributing to the increased expenses in 2009 were higher costs for providing medical and pension benefits. Salaries and employee benefits expense was $908 million in 2007. The most significant contributors to the increase from 2007 to 2008 were the impact of annual merit increases, higher incentive compensation and the fourth quarter 2007 acquisition transactions. Stock-based compensation totaled $54 million in 2009, $50 million in 2008 and $51 million in 2007. The number of full-time equivalent employees was 13,639 at December 31, 2009, compared with 12,978 and 13,246 at December 31, 2008 and 2007, respectively.
The Company provides pension and other postretirement benefits (including a retirement savings plan) for its employees. Expenses related to such benefits totaled $60 million in 2009, $52 million in 2008 and $54 million in 2007. The Company sponsors both defined benefit and defined contribution pension plans. Pension benefit expense for those plans was $32 million in 2009, $23 million in 2008 and $27 million in 2007. Included in those amounts are $11 million in 2009, $10 million in 2008 and $8 million in 2007 for a defined contribution pension plan that the Company began on January 1, 2006. The determination of pension expense and the recognition of net pension assets and liabilities for defined benefit pension plans requires management to make various assumptions that can significantly impact the actuarial calculations related thereto. Those assumptions include the expected long-term rate of return on plan assets, the rate of increase in future compensation levels and the discount rate. Changes in any of those assumptions will impact the Company’s pension expense. The expected long-term rate of return assumption is determined by taking into consideration asset allocations, historical returns on the types of assets held and current economic factors. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. The discount rate used by the Company to determine the present value of the Company’s future benefit obligations reflects specific market yields for a hypothetical portfolio of highly rated corporate bonds that would produce cash flows similar to the Company’s benefit plan obligations and the level of market interest rates in general as of the year-end. Other factors used to estimate the projected benefit obligations include actuarial assumptions for mortality rate, turnover rate, retirement rate and disability rate. Those other factors do not tend to change significantly over time. The Company reviews its pension plan assumptions annually to ensure that such assumptions are reasonable and adjusts those assumptions, as necessary, to reflect changes in future expectations. The Company utilizes actuaries and others to aid in that assessment.
The Company’s 2009 pension expense for its defined benefit plans was determined using the following assumptions: a long-term rate of return on assets of 6.5%; a rate of future compensation increase of 4.6%; and a discount rate of 6.0%. To demonstrate the sensitivity of pension expense to changes in the Company’s pension plan assumptions, 25 basis point increases in: the rate of return on plan assets would have resulted in a decrease in pension expense of $2 million; the rate of increase in compensation would have resulted in an increase in pension expense of $.3 million; and the discount rate would have resulted in a decrease in pension expense of $2 million. Decreases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentence. The accounting guidance for defined benefit pension plans reflects the long-term nature of benefit obligations and the investment horizon of plan assets, and has the effect of reducing expense volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments, in addition to various gains and losses resulting from changes in assumptions and investment returns which are different from that which is assumed. As of December 31, 2009, the Company had cumulative unrecognized actuarial losses of approximately $239 million that could result in an increase in the Company’s future pension expense depending on several factors, including whether such losses at each measurement date exceed ten percent of the greater of the projected benefit obligation or the market-related value of plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net unrealized losses had the effect of increasing the Company’s pension expense by approximately $10 million in 2009, $4 million in 2008 and $6 million in 2007.
GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit cost, are to be recognized as a component of other comprehensive income. As of December 31, 2009, the combined benefit obligations of the Company’s defined benefit postretirement plans exceeded the fair value of the assets of such plans by approximately $147 million. Of that amount, $27 million was related to qualified defined benefit plans that are periodically funded by the Company and $120 million related to non-qualified pension and other postretirement benefit plans that are generally not funded until benefits are paid. The Company was required to have a net pension and postretirement benefit liability for those plans that was at least equal to $147 million at December 31, 2009. Accordingly, as of December 31, 2009 the Company recorded an additional postretirement benefit liability of $193 million. After applicable tax effect, that liability reduced accumulated other comprehensive income (and thereby stockholders’ equity) by $117 million. The result of this, however, was a year-over-year decrease of $94 million to the required minimum postretirement benefit liability from the $286 million recorded at December 31, 2008. After applicable tax effect, the $94 million decrease in the minimum required liability increased accumulated other comprehensive income in 2009 by $57 million from the prior year-end amount of $174 million. The $94 million decrease to the liability was the result of gains that occurred during 2009 resulting from actual experience differing from actuarial assumptions and from changes in those assumptions. The main factor contributing to those gains was the improved performance of the qualified defined benefit plan assets, reflecting the overall improvement in global financial markets. In determining the benefit obligation for defined benefit postretirement plans the Company used a discount rate of 5.75% at December 31, 2009 and 6% at December 31, 2008. A 25 basis point decrease in the assumed discount rate as of December 31, 2009 to 5.50% would have resulted in increases in the combined benefit obligations of all defined benefit postretirement plans (including pension and other plans) of $31 million. Under that scenario, the minimum postretirement liability adjustment at

December 31, 2009 would have been $224 million, rather than the $193 million that was actually recorded, and the corresponding after tax-effect charge to accumulated other comprehensive income at December 31, 2009 would have been $135 million, rather than the $117 million that was actually recorded. A 25 basis point increase in the assumed discount rate to 6.00% would have decreased the combined benefit obligations of all defined benefit postretirement plans by $29 million. Under this latter scenario, the aggregate minimum liability adjustment at December 31, 2009 would have been $164 million rather than the $193 million actually recorded and the corresponding after tax-effect charge to accumulated other comprehensive income would have been $99 million rather than $117 million. During the second quarter of 2009, the Company elected to contribute 900,000 shares of common stock of M&T having a fair value of $44 million to its qualified defined benefit pension plan. During 2008, the Company made cash contributions to its qualified defined benefit pension plan totaling $140 million. Information about the Company’s pension plans, including significant assumptions utilized in completing actuarial calculations for the plans, is included in note 12 of Notes to Financial Statements.
The Company also provides a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. RSP expense totaled $24 million in 2009, $23 million in 2008 and $22 million in 2007.
Expenses associated with the defined benefit and defined contribution pension plans and the RSP totaled $56 million in 2009, $47 million in 2008 and $49 million in 2007. Expense associated with providing medical and other postretirement benefits was $4 million in 2009 and $5 million in each of 2008 and 2007.
Excluding the nonoperating expense items already noted, nonpersonnel operating expenses totaled $835 million in 2009, up 19% from $700 million in 2008. Higher FDIC deposit assessments were a significant contributor to that rise. In total, FDIC assessments in 2009 were $97 million, including a $33 million special assessment in the second quarter, compared with $7 million in 2008. Also contributing to the higher level of operating expenses in 2009 were costs associated with the acquired operations of Provident and Bradford and expenses related to the foreclosure process for residential real estate properties. Finally, a $15 million reversal in the first quarter of 2008 of an accrual established in the fourth quarter of 2007 for estimated losses stemming from certain litigation involving Visa also contributed to the year-over-year variance. Partially offsetting those factors was the impact of partial reversals of the valuation allowance for impairment of residential mortgage servicing rights in 2009 of $22 million, compared with additions to the valuation allowance of $16 million in 2008. Nonpersonnel operating expenses were $639 million in 2007. Contributing to the rise from 2007 to 2008 were increases in costs for occupancy, professional services, advertising and promotion, contributions to The M&T Charitable Foundation, and higher expenses related to foreclosed residential real estate properties. Also contributing to the higher level of operating expenses was an addition to the valuation allowance for capitalized residential mortgage servicing rights of $16 million in 2008, as compared with a partial reversal of the allowance of $4 million in 2007. Partially offsetting those factors was the $23 million charge taken in the fourth quarter of 2007 related to M&T Bank’s obligation as a member bank of Visa to share in losses stemming from certain litigation against Visa, compared with a partial reversal of that charge in 2008’s initial quarter of $15 million.

Income Taxes
The provision for income taxes was $139 million in 2009, compared with $184 million in 2008 and $309 million in 2007. The effective tax rates were 26.8%, 24.9% and 32.1% in 2009, 2008 and 2007, respectively. The recent year’s provision for income taxes was reduced as a result of a $10 million reversal of taxes accrued in earlier periods for previously uncertain tax positions in various jurisdictions. Income taxes in 2008 reflect the resolution in that year of previously uncertain tax positions related to the Company’s activities in various jurisdictions during the years 1999-2007 that allowed the Company to reduce its accrual for income taxes in the third quarter of 2008 by $40 million. Exclusive of the impact of the $10 million and the $40 million credits to income taxes in 2009 and 2008, respectively, the effective tax rates in 2009 and 2008 were 28.8% and 30.3%, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among those jurisdictions, and the impact of any large but infrequently occurring items. For example, although the higher merger-related expenses incurred during 2009 are predominantly deductible for purposes of computing income tax expense, those charges had an impact on the effective tax rate because they lowered pre-tax income relative to the amounts of tax-exempt income and other permanent differences that impact the effective tax rate. Excluding the impact of the: (i) other-than-temporary impairment charges from pre-tax income and income tax expense in 2009, 2008 and 2007; (ii) net merger-related expenses of $60 million in 2009, $4 million in 2008 and $15 million in 2007; and (iii) the $10 million and $40 million credits to income tax expense in 2009 and 2008, respectively, the Company’s effective tax rates for 2009, 2008 and 2007 would have been 31.6%, 32.1% and 33.0%, respectively.
The Company’s effective tax rate in future periods will be affected by the results of operations allocated to the various tax jurisdictions within which the Company operates, any change in income tax laws or regulations within those jurisdictions, and interpretations of income tax regulations that differ from the Company’s interpretations by any of various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries. Information about amounts accrued for uncertain tax positions and a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in note 13 of Notes to Financial Statements.

International Activities
The Company’s net investment in international assets totaled $62 million at December 31, 2009 and $99 million at December 31, 2008. Such assets included $55 million and $91 million, respectively, of loans to foreign borrowers. Offshore deposits totaled $1.1 billion at December 31, 2009 and $4.0 billion at December 31, 2008. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable.

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
Core deposits have historically been the most significant funding source for the Company and are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of acquisitions and expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits financed 72% of the Company’s earning assets at December 31, 2009, compared with 60% and 54% at December 31, 2008 and 2007, respectively. The substantial increase in the amount of earning assets financed by core deposits at the 2009 year-end as compared with a year earlier was the result of an $8.7 billion, or 25%, rise in core deposits, largely due to higher noninterest-bearing deposits.
The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, offshore branch deposits and borrowings from the FHLBs and others. At December 31, 2009, M&T Bank had short-term and long-term credit facilities with the FHLBs aggregating $6.5 billion. Outstanding borrowings under these credit facilities totaled $5.4 billion and $8.0 billion at December 31, 2009 and 2008, respectively. Such borrowings are secured by loans and investment securities. M&T Bank and M&T Bank, N.A. had available lines of credit with the Federal Reserve Bank of New York that totaled approximately $7.0 billion at December 31, 2009. The amounts of those lines are dependent upon the balances of loans and securities pledged as collateral. There were no borrowings outstanding under these lines of credit at December 31, 2009. At December 31, 2008, secured short-term borrowings from the Federal Reserve totaled $1.0 billion. Those borrowings were bid for by the Company through the Federal Reserve’s TAF program and had maturities of 84 days.
As a source of funding and to enhance regulatory capital ratios, during January 2008, M&T Capital Trust IV issued $350 million of Enhanced Trust Preferred Securities bearing a fixed rate of interest of 8.50% and maturing in 2068. The related junior subordinated debentures are included in long-term borrowings. Such securities qualify for inclusion in the Company’s Tier 1 Capital as defined by federal regulators. The Company has issued subordinated capital notes from time to time to provide liquidity and enhance regulatory capital ratios. Such notes qualify for inclusion in the Company’s total capital as defined by federal regulators. Information about the Company’s borrowings is included in note 9 of Notes to Financial Statements.
The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings were $2.1 billion and $809 million at December 31, 2009 and 2008, respectively. In general, those borrowings were unsecured and matured on the next business day. As already noted, offshore branch deposits and brokered certificates of deposit have been used by the Company as an alternative to short-term borrowings. Offshore branch deposits also generally mature on the next business day and totaled $1.1 billion and $4.0 billion at December 31, 2009 and 2008, respectively. Outstanding brokered time deposits at December 31, 2009 and December 31, 2008 were $868 million and $487 million, respectively. Such deposits at December 31, 2009 included $813 million of brokered time deposits obtained in the acquisition of Provident. At December 31, 2009, the weighted-average remaining term to maturity of brokered time deposits was 21 months. Certain of these brokered deposits have provisions that allow for early redemption. The Company also had brokered NOW and brokered money-market deposit accounts which aggregated $618 million and $537 million at December 31, 2009 and 2008, respectively.
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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by direct-pay letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $19 million and $29 million at December 31, 2009 and 2008, respectively. At each of December 31, 2009 and 2008, the VRDBs outstanding backed by M&T Bank letters of credit totaled $1.9 billion. M&T Bank also serves as remarketing agent for most of those bonds.

Table 16

MATURITY DISTRIBUTION OF SELECTED LOANS(a)

December 31, 2009	Demand	2010	2011-2014	After 2014
		(In thousands)

Commercial, financial, agricultural, etc.	$4,763,655	$1,782,579	$4,570,143	$502,872
Real estate — construction	604,018	2,066,777	1,347,766	316,383

Total	$5,367,673	$3,849,356	$5,917,909	$819,255

Floating or adjustable interest rates			$4,209,618	$449,478
Fixed or predetermined interest rates			1,708,291	369,777

Total			$5,917,909	$819,255

(a)	The data do not include nonaccrual loans.

The Company enters into contractual obligations in the normal course of business which require future cash payments. The contractual amounts and timing of those payments as of December 31, 2009 are summarized in table 17. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 21 of Notes to Financial Statements. Table 17 summarizes the Company’s other commitments as of December 31, 2009 and the timing of the expiration of such commitments.

Table 17

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

	Less Than One	One to Three	Three to Five	Over Five
December 31, 2009	Year	Years	Years	Years	Total
	(In thousands)

Payments due for contractual obligations
Time deposits	$5,730,339	$1,365,412	$410,931	$24,813	$7,531,495
Deposits at foreign office	1,050,438	—	—	—	1,050,438
Federal funds purchased and agreements to repurchase securities	2,211,692	—	—	—	2,211,692
Other short-term borrowings	230,890	—	—	—	230,890
Long-term borrowings	2,539,820	3,351,883	399,549	3,948,764	10,240,016
Operating leases	77,768	139,641	93,794	152,326	463,529
Other	69,441	39,361	16,330	19,801	144,933

Total	$11,910,388	$4,896,297	$920,604	$4,145,704	$21,872,993

Other commitments
Commitments to extend credit	$6,393,989	$3,329,395	$2,094,761	$4,120,211	$15,938,356
Standby letters of credit	1,477,318	1,587,645	508,308	255,315	3,828,586
Commercial letters of credit	21,387	44,908	—	82	66,377
Financial guarantees and indemnification contracts	30,767	365,271	327,987	909,524	1,633,549
Commitments to sell real estate loans	1,239,001	—	—	—	1,239,001

Total	$9,162,462	$5,327,219	$2,931,056	$5,285,132	$22,705,869

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of the test, approximately $1.2 billion at December 31, 2009 was available for payment of dividends to M&T from banking subsidiaries. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities, the related junior subordinated debentures and senior notes is included in note 9 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at December 31, 2009. A similar $30 million line of credit was entirely available for borrowing at December 31, 2008.

Table 18

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

	One Year	One to Five	Five to Ten	Over Ten
December 31, 2009	or Less	Years	Years	Years	Total
		(Dollars in thousands)

Investment securities available for sale(a)
U.S. Treasury and federal agencies
Carrying value	$35,300	$53,922	$14,034	$1,430	$104,686
Yield	2.85%	2.24%	3.68%	4.55%	2.67%
Obligations of states and political subdivisions
Carrying value	4,168	29,213	15,153	14,389	62,923
Yield	5.47%	3.69%	6.91%	3.28%	4.49%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	228,751	861,880	915,203	1,896,448	3,902,282
Yield	4.45%	4.61%	4.75%	4.66%	4.66%
Privately issued residential
Carrying value	45,726	231,112	383,304	1,404,762	2,064,904
Yield	4.54%	4.60%	4.70%	4.73%	4.71%
Privately issued commercial
Carrying value	—	—	—	25,166	25,166
Yield	—	—	—	6.24%	6.24%
Other debt securities
Carrying value	2,317	10,361	14,408	356,461	383,547
Yield	3.62%	5.70%	8.41%	6.09%	6.15%
Equity securities
Carrying value	—	—	—	—	160,870
Yield	—	—	—	—	1.07%

Total investment securities available for sale
Carrying value	316,262	1,186,488	1,342,102	3,698,656	6,704,378
Yield	4.29%	4.49%	4.78%	4.84%	4.65%

Investment securities held to maturity
Obligations of states and political subdivisions
Carrying value	36,655	6,570	116,153	44,447	203,825
Yield	5.15%	6.91%	5.32%	6.98%	5.70%
Mortgage-backed securities(b)
Privately issued
Carrying value	25,067	94,566	102,793	129,769	352,195
Yield	3.05%	2.94%	2.76%	3.07%	2.94%
Other debt securities
Carrying value	—	—	—	11,587	11,587
Yield	—	—	—	5.51%	5.51%

Total investment securities held to maturity
Carrying value	61,722	101,136	218,946	185,803	567,607
Yield	4.30%	3.20%	4.12%	4.16%	3.99%

Other investment securities	—	—	—	—	508,624

Total investment securities
Carrying value	$377,984	$1,287,624	$1,561,048	$3,884,459	$7,780,609
Yield	4.29%	4.39%	4.69%	4.81%	4.30%

(a)	Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.

(b)	Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

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
Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2009, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.1 billion. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Net Interest Income/Lending and Funding Activities” and in note 18 of Notes to Financial Statements.

Table 19

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
WITH BALANCES OF $100,000 OR MORE

December 31, 2009
(In thousands)

Under 3 months	$653,026
3 to 6 months	348,401
6 to 12 months	523,613
Over 12 months	329,890

Total	$1,854,930

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
Table 20 displays as of December 31, 2009 and 2008 the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

Table 20

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Increase
	(Decrease) in Projected
	Net Interest Income
	December 31
Changes in Interest Rates	2009	2008
	(In thousands)

+ 200 basis points	$33,974	$33,516
+ 100 basis points	19,989	9,726
−100 basis points	(37,775)	(33,281)
−200 basis points	(61,729)	(34,177)

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

Table 21

CONTRACTUAL REPRICING DATA

	Three Months	Four to Twelve	One to	After
December 31, 2009	or Less	Months	Five Years	Five Years	Total
	(Dollars in thousands)

Loans and leases, net	$27,776,848	$3,708,774	$11,869,482	$8,581,582	$51,936,686
Investment securities	1,668,760	745,598	910,715	4,455,536	7,780,609
Other earning assets	209,740	750	389	—	210,879

Total earning assets	29,655,348	4,455,122	12,780,586	13,037,118	59,928,174

NOW accounts	1,396,471	—	—	—	1,396,471
Savings deposits	23,676,798	—	—	—	23,676,798
Time deposits	2,233,775	3,503,591	1,769,316	24,813	7,531,495
Deposits at foreign office	1,050,438	—	—	—	1,050,438

Total interest-bearing deposits	28,357,482	3,503,591	1,769,316	24,813	33,655,202

Short-term borrowings	2,442,582	—	—	—	2,442,582
Long-term borrowings	5,419,135	555,455	823,707	3,441,719	10,240,016

Total interest-bearing liabilities	36,219,199	4,059,046	2,593,023	3,466,532	46,337,800

Interest rate swaps	(1,062,241)	147,241	—	915,000	—

Periodic gap	$(7,626,092)	$543,317	$10,187,563	$10,485,586
Cumulative gap	(7,626,092)	(7,082,775)	3,104,788	13,590,374
Cumulative gap as a % of total earning assets	(12.7)%	(11.8)%	5.2%	22.7%

Changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. That impact is most notable on the values assigned to the Company’s investment securities. Information about the fair valuation of such securities is presented herein under the heading “Capital” and in notes 3 and 20 of Notes to Financial Statements.
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
The notional amounts of interest rate contracts entered into for trading purposes aggregated $13.9 billion at December 31, 2009 and $14.6 billion at December 31, 2008. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes totaled $608 million and $713 million at December 31, 2009 and 2008, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of trading account assets and liabilities were $387 million and $302 million, respectively, at December 31, 2009 and $618 million and $521 million, respectively, at December 31, 2008. Included in trading account assets at December 31, 2009 and 2008 were $36 million and $33 million, respectively, of assets related to deferred compensation plans. Changes in the fair value of such assets are recorded as

“trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at each of December 31, 2009 and 2008 were $38 million of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.
Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions associated with the Company’s trading activities. Additional information about the Company’s use of derivative financial instruments in its trading activities is included in note 18 of Notes to Financial Statements.

Capital
Stockholders’ equity at December 31, 2009 was $7.8 billion and represented 11.26% of total assets, compared with $6.8 billion or 10.31% at December 31, 2008 and $6.5 billion or 10.00% at December 31, 2007. Included in stockholders’ equity at December 31, 2009 and December 31, 2008 was $600 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and warrants to purchase M&T common stock issued on December 23, 2008 as part of the U.S. Treasury Capital Purchase Program. Provident also participated in that program in November 2008. As a result, Provident’s $151.5 million of preferred stock related thereto was converted to M&T Fixed Rate Cumulative Perpetual Preferred Stock, Series C, with warrants to purchase M&T common stock. The holder of the Series A and Series C preferred stock is entitled to cumulative cash dividends of 5% per annum for five years after the date of initial issuance and 9% per annum thereafter, payable quarterly in arrears. That preferred stock is redeemable at the option of M&T, subject to regulatory approval. M&T also obtained another series of preferred stock as part of the Provident acquisition that was converted to $26.5 million of M&T Series B Mandatory Convertible Non-Cumulative Preferred Stock, liquidation preference of $1,000 per share. The 26,500 shares of the Series B Preferred Stock will automatically convert into 433,148 shares of M&T common stock on April 1, 2011. The Series B Preferred Stock pays dividends at a rate of 10% per annum on the liquidation preference of $1,000 per share, payable quarterly in arrears. The estimated fair values ascribed to the preferred stock and warrants to purchase common stock of M&T associated with the acquisition of Provident were $156 million and $6 million, respectively, on the May 23, 2009 acquisition date. Additional information related to M&T’s preferred stock and the related warrants to purchase common stock is included in note 10 of Notes to Financial Statements.
Common stockholders’ equity was $7.0 billion, or $59.31 per share, at December 31, 2009, compared with $6.2 billion, or $56.29 per share, at December 31, 2008 and $6.5 billion, or $58.99 per share, at December 31, 2007. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $28.27 at December 31, 2009, compared with $25.94 and $27.98 at December 31, 2008 and 2007, respectively. The Company’s ratio of tangible common equity to tangible assets was 5.13% at December 31, 2009, compared with 4.59% and 5.01% at December 31, 2008 and December 31, 2007, respectively. Reconciliations of total common stockholders’ equity and tangible common equity as of December 31, 2009, 2008 and 2007 are presented in table 2. During 2009, 2008 and 2007, the ratio of average total stockholders’ equity to average total assets was 10.79%, 9.88% and 10.67%, respectively. The ratio of average common stockholders’ equity to average total assets was 9.81%, 9.86% and 10.67% in 2009, 2008 and 2007, respectively.
Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, gains or losses associated with interest rate swap agreements designated as cash flow hedges, and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on available-for-sale investment securities, net of applicable tax effect, were $220 million, or $1.86 per common share, at December 31, 2009, compared with losses of $557 million, or $5.04 per common share, at December 31, 2008, and $59 million, or $.54 per common share, at December 31, 2007. Such unrealized losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale, including the remaining unamortized unrealized losses on investment securities that have been transferred to held-to-maturity classification. The increase in net unrealized losses from December 31, 2007 to December 31, 2008 resulted primarily from pre-tax net unrealized losses of $786 million on $3.2 billion of privately issued mortgage-backed securities at December 31, 2008. As of December 31, 2009, pre-tax net unrealized losses on the Company’s remaining $2.5 billion of privately issued mortgage-backed securities classified as available for sale had decreased to $381 million.
Reflected in net unrealized losses at December 31, 2009 were pre tax-effect unrealized losses of $483 million on available-for-sale investment securities with an amortized cost of $3.0 billion and pre-tax effect unrealized gains of $190 million on securities with an amortized cost of $4.0 billion. The pre-tax effect unrealized losses reflect $383 million of losses considered Level 3 valuations on privately issued residential mortgage-backed securities having an amortized cost of $2.0 billion and an estimated fair value of $1.6 billion and $58 million of losses generally considered Level 2 valuations on trust preferred securities issued by financial institutions having an amortized cost of $196 million and an estimated fair value of $138 million.
The Company’s privately issued residential mortgage-backed securities classified as available for sale are generally collateralized by prime and Alt-A residential mortgage loans as depicted in table 22. Information in the table is as of December 31, 2009. As with any accounting estimate or other data, changes in fair values and investment ratings may occur at any time.

Table 22

PRIVATELY ISSUED MORTGAGE-BACKED SECURITIES CLASSIFIED AS AVAILABLE FOR SALE (a)

				As a Percentage of Carrying Value
	Amortized		Net Unrealized		Investment
Collateral Type	Cost	Fair Value	Gains (Losses)	AAA Rated	Grade	Senior Tranche
			(Dollars in thousands)

Residential Mortgage Loans
Prime — Fixed	$398,186	$401,953	$3,767	90%	93%	99%
Prime — Hybrid ARMs	1,706,939	1,421,829	(285,110)	14	62	95
Prime — Other	101,723	94,998	(6,725)	72	95	68
Alt-A — Fixed	9,913	11,531	1,618	14	14	90
Alt-A — Hybrid ARMs	215,877	131,357	(84,520)	—	69	76
Alt-A — Option ARMs	436	225	(211)	—	—	—
Other	5,279	3,011	(2,268)	—	—	10

Subtotal	2,438,353	2,064,904	(373,449)	30%	70%	93%

Commercial Mortgage Loans	33,133	25,166	(7,967)	15%	100%	100%

Total	$2,471,486	$2,090,070	$(381,416)	30%	70%	93%

(a)	All information is as of December 31, 2009.

Due to the severe disruption in the credit markets during the second half of 2008 and continuing in 2009, trading activity for privately issued mortgage-backed securities was dramatically reduced. In estimating values for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Because of the inactivity and the lack of observable valuation inputs, the Company transferred $2.2 billion of its privately issued mortgage-backed securities portfolio from Level 2 to Level 3 valuations in the third quarter of 2008. The remaining portion of its portfolio of privately issued mortgage-backed securities had already been classified as Level 3. To assist in the determination of fair value for its privately issued mortgage-backed securities, the Company engaged two independent pricing sources at December 31, 2009 and 2008. In determining fair value of those securities at December 31, 2008, in general, the Company averaged the results obtained from the independent sources. In April 2009, new accounting guidance was provided for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. In consideration of the new guidance, the Company performed internal modeling to estimate the cash flows and fair value of 148 of its privately issued residential mortgage-backed securities with an amortized cost basis of $1.9 billion at December 31, 2009. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds. In estimating those cash flows, the Company used conservative assumptions as to future delinquency, default and loss rates in order to mitigate exposure that might be attributable to the risk that actual future credit losses could exceed assumed credit losses. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities. To determine the most representative fair value for each of the 148 bonds under current market conditions, the Company computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. Weightings applied to internal model valuations were generally dependent on bond structure and collateral type, with prices for bonds in non-senior tranches generally receiving lower weightings on the internal model results and greater weightings of the valuation data provided by the independent pricing sources. As a result, certain valuations of privately issued residential mortgage-backed securities were determined by reference to independent pricing sources without adjustment. The average weight placed on internal model valuations was 37%, compared with a 63% weighting on valuations provided by the independent sources. Generally, the range of weights placed on internal valuations was between 0% and 40%. The impact of relying on the guidance provided by the Financial Accounting Standards Board (“FASB”) and using an internal valuation modeling technique was to increase accumulated other comprehensive income at December 31, 2009 by $72 million ($118 million pre-tax). Further information concerning the Company’s valuations of privately issued mortgage-backed securities can be found in note 20 of Notes to Financial Statements.
During 2009 the Company recognized $138 million (pre-tax) of other-than-temporary impairment losses related to privately issued residential mortgage-backed securities with an amortized cost basis (before impairment charge) of $486 million and securities backed largely by trust preferred securities issued by financial institutions with an amortized cost basis (before impairment charge) of $8 million. Those other-than-temporary impairment losses were determined in accordance with GAAP and, therefore, reflect the estimated credit losses on the impaired securities. In assessing impairment losses, the Company performed internal modeling to estimate bond-specific cash flows, which considered the placement of the bond in the overall securitization structure and the remaining levels of subordination. For privately issued residential mortgage-backed securities, the model utilized assumptions about the underlying performance of the mortgage loan collateral considering recent collateral performance and future assumptions regarding default and loss severity. At December 31, 2009, projected model default percentages on the underlying mortgage loan collateral ranged from 2% to 42% and loss severities ranged from 10% to 71%. For bonds in which the Company has recognized an other-than-temporary impairment charge, the weighted-average percentage of defaulted collateral was 24% and the weighted-average loss severity was 49%. For bonds without other-than-temporary impairment losses, the weighted-average default percentage and loss severity were 12% and 38%, respectively. Underlying mortgage loan collateral cash flows, after considering the impact of estimated credit losses, were distributed by the model to the various securities within the securitization structure to determine the timing and extent of losses at the bond-level, if any. The other-than-temporary impairment losses recognized in the consolidated statement of income were net of $126 million of unrealized losses for the same securities resulting from other factors that have been reflected in accumulated other comprehensive income. Despite rising levels of delinquencies and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of individual bonds, the Company has concluded that as of December 31, 2009 its remaining privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in 2010 and later years that could impact the Company’s conclusions. Management has modeled cash flows from privately issued mortgage-backed securities under various scenarios and has concluded that even if home price depreciation and current delinquency trends persist for an extended period of time, the Company’s principal losses on its privately issued mortgage-backed securities would be substantially less than their current fair valuation losses. During 2008 the Company recognized $182 million (pre-tax) of other-than-temporary losses, $18 million of which related to privately issued mortgage-backed securities with an amortized cost basis (before impairment charge) of $20 million and $11 million related to securities backed by trust preferred securities issued by financial institutions with an amortized cost basis (before impairment charge) of $12 million. As previously noted, the remaining $153 million of other-than-temporary impairment in 2008 related to the Company’s holdings of preferred stock of Fannie Mae and Freddie Mac.
Given the Company’s relationship with Bayview Financial and related entities, during the third quarter of 2008, the Company reconsidered its intention to hold certain CMOs securitized by Bayview Financial with a cost basis of $385 million and a fair value of $298 million and transferred such securities from its available-for-sale investment securities portfolio to its held-to-maturity investment securities portfolio. As a result, at December 31, 2009 and 2008, the Company had in its held-to-maturity portfolio CMOs securitized by Bayview Financial with an amortized cost basis of $352 million and $412 million, respectively, (including the effect of $68 million and $82 million, respectively, of unamortized fair value adjustment (pre-tax) residing in accumulated other comprehensive income from the time of transfer) and a fair value of $201 million and $319 million, respectively. At December 31, 2009, the amortized cost and fair value of CMOs securitized by Bayview Financial in the Company’s available-for-sale investment securities portfolio were $33 million and $25 million, respectively, and at December 31, 2008 were $40 million and $32 million, respectively. Given the credit enhancements within each of the individual bond structures, the Company has determined that, despite rising levels of delinquencies and losses in the underlying residential and commercial mortgage loan collateral, it expects to fully collect its contractual principal and interest payments on the private CMOs securitized by Bayview Financial and therefore believes such securities were not other-than-temporarily impaired at December 31, 2009.
At December 31, 2009, the Company also had net pre-tax unrealized losses of $29 million on $384 million of trust preferred securities issued by financial institutions, securities backed by trust preferred securities issued by financial institutions and other entities, and other debt securities (including $12 million of net unrealized gains on $115 million of securities using a Level 3 valuation and $41 million of net unrealized losses on $268 million of securities classified as Level 2 valuations). Pre-tax unrealized losses of $90 million existed on $241 million of such securities at December 31, 2008. After evaluating the expected repayment performance of financial institutions where trust preferred securities were held directly by the Company or were within the CDOs backed by trust preferred securities obtained in the Provident and Partners Trust acquisitions, the Company, during 2009 and 2008, recognized pre-tax other-than-temporary impairment losses of $8 million and $11 million, respectively, on securities obtained in the Partners Trust acquisition.
Following the U.S. Government’s placement of Fannie Mae and Freddie Mac under conservatorship on September 7, 2008, the Company recognized an other-than-temporary impairment charge of $153 million (pre-tax) on its preferred stock holdings of those government-sponsored entities. At December 31, 2009, the Company’s investment in Fannie Mae and Freddie Mac preferred stock had a remaining cost basis of $9 million and a fair value of $6 million. The Company recognized a $127 million (pre-tax) other-than-temporary impairment charge in 2007 resulting from the decline in fair value of certain CDOs backed by sub-prime mortgage securities held in the available-for-sale investment securities portfolio based on its evaluation at the time that it was probable that the Company would not receive all payments owed to it under the terms and structure of the securities.
As of December 31, 2009, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that it expected to recover its amortized cost basis for such securities. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that additional other-than-temporary impairment charges were not appropriate at December 31, 2009. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to closely monitor the performance of the privately issued mortgage-backed securities and other securities to assess if changes in their underlying credit performance or other events cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and stockholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and stockholders equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 20 of the Notes to Financial Statements.
Reflected in accumulated other comprehensive income at December 31, 2009 was a net gain of $1 million, or $.01 per common share, and at December 31, 2008 and 2007 were net losses of $6 million or $.05 per common share and $10 million or $.09 per common share, respectively, representing unrealized gains or losses related to the termination of interest rate swap agreements that had been designated as cash flow hedges.
Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $117 million, or $.99 per common share, at December 31, 2009, $174 million, or $1.58 per common share, at December 31, 2008, and $46 million, or $.42 per common share, at December 31, 2007. The decrease in such adjustment at December 31, 2009 as compared with December 31, 2008 was predominantly the result of actual investment performance of assets held by the Company’s qualified pension plans being significantly better than assumed for actuarial purposes. Conversely, the increase in such adjustment at the 2008 year-end as compared with December 31, 2007 was predominantly the result of actual investment performance of pension plan assets being significantly worse than that assumed for actuarial purposes. Information about the funded status of the Company’s pension and other postretirement benefit plans is included in note 12 of Notes to Financial Statements.
Cash dividends declared on M&T’s common stock totaled $327 million in 2009, compared with $309 million and $282 million in 2008 and 2007, respectively. M&T increased the quarterly dividend on its common stock in the third quarter of 2007 from $.60 to $.70 per share. Dividends per common share totaled $2.80 in each of 2009 and 2008, and $2.60 in 2007. During 2009, cash dividends of $27 million, or $44.72 per share, were declared and paid to the U.S. Treasury on M&T’s Series A Preferred Stock issued on December 23, 2008. Cash dividends of $1 million and $4 million ($50.00 per share and $25.00 per share) were declared and paid during 2009 on M&T’s Series B and Series C Preferred Stock, respectively. Those series of preferred stock were created in connection with the Provident transaction.
M&T repurchased 4,514,800 shares of its common stock in 2007 at a cost of $509 million. There were no common stock repurchases by M&T in 2009 or 2008. In February 2007, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. M&T had repurchased a total of 2,818,500 shares of common stock pursuant to such plan at an average cost of $108.30 per share.
Federal regulators generally require banking institutions to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. As of December 31, 2009, Tier 1 capital included $1.1 billion of the trust preferred securities described in note 9 of Notes to Financial Statements. Total capital further included $1.6 billion of subordinated notes. The capital ratios of the Company and its banking subsidiaries as of December 31, 2009 and 2008 are presented in note 23 of Notes to Financial Statements.

Fourth Quarter Results
Net income aggregated $137 million during the fourth quarter of 2009, up 34% from $102 million in the year-earlier quarter. Diluted and basic earnings per common share were $1.04 and $1.05, respectively, in the final quarter of 2009, 13% and 14% higher than $.92 of diluted and basic earnings per common share in the fourth quarter of 2008. The annualized rates of return on average assets and average common stockholders’ equity for the fourth quarter of 2009 were .79% and 7.09%, respectively, compared with .63% and 6.41%, respectively, in the year-earlier period.
Net operating income totaled $151 million in the fourth quarter of 2009, compared with $112 million in the year-earlier quarter. Diluted net operating earnings per common share were $1.16 in the recent quarter, compared with $1.00 in the final quarter of 2008. The annualized net operating returns on average tangible assets and average tangible common equity in the last quarter of 2009 were .92% and 16.73%, respectively, compared with .72% and 15.01%, respectively, in the corresponding 2008 quarter. Core deposit and other intangible asset amortization, after tax effect, totaled $10 million in each of the fourth quarters of 2009 and 2008 ($.09 and $.08 per diluted common share, respectively). The after-tax impact of merger-related expenses associated with the Provident and Bradford acquisition transactions was $4 million ($6 million pre-tax) or $.03 of diluted earnings per common share in the fourth quarter of 2009. There were no merger-related expenses during the final quarter of 2008. Reconciliations of GAAP results with non-GAAP results for the quarterly periods of 2009 and 2008 are provided in table 24.
Taxable-equivalent net interest income rose 15% to $565 million in the fourth quarter of 2009 from $491 million in the year-earlier quarter. That improvement reflects a 34 basis point widening of the Company’s net interest margin and higher average earning assets, which increased $2.5 billion, or 4%, to $60.5 billion from $57.9 billion in the fourth quarter of 2008. The yield on earning assets was 4.58% in the fourth quarter of 2009, down 77 basis points from 5.35% in the year-earlier quarter. The rate paid on interest-bearing liabilities was 1.13% in the final quarter of 2009, 119 basis points lower than 2.32% in the fourth quarter of 2008. The resulting net interest spread was 3.45% in the recent quarter, up 42 basis points from 3.03% in the corresponding quarter of 2008. That improvement was largely due to lower interest rates paid on deposits and borrowings. The contribution of net interest-free funds to the Company’s net interest margin was .26% in the final 2009 quarter, down from .34% in the year-earlier quarter. That decline reflects the impact of lower interest rates on interest-bearing liabilities used to value such contribution. As a result, the Company’s net interest margin widened to 3.71% in the recent quarter from 3.37% in the fourth quarter of 2008. The major contributor to the growth experienced in average earning assets in the fourth quarter of 2009 as compared with the year-earlier quarter was an increase in average loans and leases, which rose 7% to $52.1 billion from $48.8 billion. Included in average loans and leases in the recent quarter were loans obtained in the acquisition of Provident, which added approximately $3.8 billion to the average loan and lease total. In addition, loans obtained in the Bradford transaction added approximately $268 million to average loans and leases in the final quarter of 2009. Average commercial loan and lease balances were $13.5 billion in the recent quarter, compared with $14.2 billion in the fourth quarter of 2008. Commercial real estate loans averaged $21.0 billion in the fourth quarter of 2009, up $2.3 billion from $18.7 billion in the year-earlier quarter. Average residential mortgage loans outstanding increased $553 million to $5.5 billion in the recent quarter from $4.9 billion in the final 2008 quarter. Consumer loans averaged $12.1 billion in the fourth quarter of 2009, up $1.1 billion from $11.0 billion in the year-earlier quarter.
The provision for credit losses was $145 million in the three-month period ended December 31, 2009, compared with $151 million in the year-earlier period. Net charge-offs of loans were $135 million in the fourth quarter of 2009, representing an annualized 1.03% of average loans and leases outstanding, compared with $144 million or 1.17% during the final quarter of 2008. Net charge-offs included: residential real estate loans of $21 million in the recent quarter, compared with $19 million a year earlier; loans to builders and developers of residential properties of $40 million, compared with $26 million a year earlier; other commercial real estate loans of $11 million, compared with $3 million in 2008’s final quarter; commercial loans of $31 million, compared with $61 million in 2008; and consumer loans of $32 million, compared with $35 million in the prior year fourth quarter.
Other income totaled $266 million in the recent quarter, up 10% from $241 million in the year-earlier quarter. Other-than-temporary impairment charges aggregated $34 million during the fourth quarter of 2009, compared with $24 million in the year-earlier quarter. Excluding those charges, other income was $300 million, up 13% from $265 million in the year-earlier quarter. The most significant contributors to that improvement were increases in mortgage banking revenues and service charges on acquisition-related deposit accounts.
Other expense in the fourth quarter of 2009 totaled $478 million, compared with $447 million in the year-earlier quarter. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $17 million and $16 million in the final quarters of 2009 and 2008, respectively, and merger-related expenses of $6 million in the fourth quarter of 2009. Exclusive of these nonoperating expenses, noninterest operating expenses were $455 million in the recently completed quarter, up 6% from $431 million in the final quarter of 2008. As compared with the fourth quarter of 2008, the recent quarter’s rise in operating expenses was due, in large part, to the operations obtained in the 2009 acquisition transactions and higher FDIC deposit assessments, partially offset by the impact of changes in the valuation allowance for capitalized residential mortgage servicing rights. A partial reversal of the valuation allowance reduced expense by $4 million in the final quarter of 2009, compared with an addition to the valuation allowance in the year-earlier quarter which increased expense by $19 million. The Company’s efficiency ratio during the fourth quarter of 2009 and 2008 was 52.7% and 57.0%, respectively. Table 24 includes a reconciliation of other expense to noninterest operating expense for each of the quarters of 2009 and 2008.

Segment Information
In accordance with GAAP, the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The reportable segments are Business Banking, Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking, and Retail Banking.
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
The Business Banking segment provides a wide range of services to small businesses and professionals through the Company’s branch network, business banking centers and other delivery channels such as telephone banking, Internet banking and automated teller machines within markets served by the Company. Services and products offered by this segment include various business loans and leases, including loans guaranteed by the Small Business Administration, business credit cards, deposit products, and financial services such as cash management, payroll and direct deposit, merchant credit card and letters of credit. The Business Banking segment recorded net income of $124 million in 2009, 3% higher than the $120 million earned in 2008. The rise in net income in 2009 as compared with 2008 was due to higher net interest income of $33 million, largely attributable to higher average deposit and loan balances of $869 million and $416 million, respectively, partially offset by a $20 million increase in total noninterest expenses, reflecting higher FDIC deposit assessments of $10 million, and an $8 million increase in the provision for credit losses, the result of higher net charge-offs of loans. Approximately three-fourths of the higher net interest income was due to the Provident transaction. This segment’s net income totaled $133 million in 2007. The 10% decline in net income in 2008 as compared with 2007 was mainly due to a $15 million increase in the provision for credit losses, the result of higher net loan charge-offs, and higher noninterest expenses of $12 million, reflecting increased personnel costs. Those unfavorable factors were partially offset by a $5 million rise in service charges on deposit accounts.
The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, mainly within the markets served by the Company. Services provided by this segment include commercial lending and leasing, letters of credit, deposit products, and cash management services. The Commercial Banking segment contributed net income of $239 million in 2009, up 12% from $213 million in 2008. The higher net income in 2009 as compared with 2008 reflects a $98 million increase in net interest income, primarily due to a $3.0 billion increase in average deposit balances. Approximately 15 percent of the increase in net interest income was due to the Provident acquisition. Partially offsetting that increase were a $31 million increase in the provision for credit losses, predominately due to higher net charge-offs of loans, and a $15 million rise in FDIC deposit assessments. Net income earned in 2007 by the Commercial Banking segment was $217 million.

Contributing to the slight decline in net income in 2008 as compared with 2007 was a $65 million increase in the provision for credit losses, due to higher net charge-offs of loans, and higher noninterest expenses of $22 million, largely the result of increased personnel costs. Those factors were offset by a $51 million rise in net interest income, primarily the result of a $2.0 billion increase in average loan balances outstanding, and a $28 million increase in noninterest income resulting from higher fees of $14 million for providing credit-related services, a $9 million increase in fees earned for providing deposit account services, and a $3 million increase in income from providing credit card and merchant-related services.
The Commercial Real Estate segment provides credit and deposit services to its customers. Real estate securing loans in this segment is generally located in the New York City metropolitan area, upstate New York, Pennsylvania, Maryland, the District of Columbia, Delaware, Virginia, West Virginia, and the northwestern portion of the United States. Commercial real estate loans may be secured by apartment/multifamily buildings; office, retail and industrial space; or other types of collateral. Activities of this segment also include the origination, sales and servicing of commercial real estate loans through the Fannie Mae DUS program and other programs. The Commercial Real Estate segment’s net income declined 5% to $155 million in 2009 from $164 million in 2008. Contributing to that decline were a $69 million increase in the provision for credit losses, primarily due to higher net charge-offs of loans, and higher noninterest expenses of $15 million, including increased deposit assessments of $4 million. Partially offsetting those increased costs was higher net interest income of $59 million. The increase in net interest income was largely attributable to higher average loan and deposit balances of $1.4 billion and $489 million, respectively, and an 18 basis point widening of the net interest margin on loans. Approximately one-half of the increase in net interest income was due to the Provident acquisition. Net income for the Commercial Real Estate segment aggregated $148 million in 2007. As compared with 2007, the improvement in 2008 was due to a $31 million increase in net interest income, largely the result of higher average loan and deposit balances of $1.8 billion and $189 million, respectively, and a $13 million increase in commercial mortgage banking revenues. Those positive factors were partially offset by an increase in the provision for credit losses of $11 million, mainly due to higher net charge-offs of loans, and a rise in personnel costs of $10 million, due largely to higher incentive compensation.
The Discretionary Portfolio segment includes investment and trading securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swap agreements related thereto; and offshore branch deposits. This segment also provides foreign exchange services to customers. Included in the assets of the Discretionary Portfolio segment are the investment securities for which the Company has recognized other-than-temporary impairment charges in each of the last three years and the portfolio of Alt-A mortgage loans. The Discretionary Portfolio segment incurred net losses of $28 million, $48 million and $7 million in 2009, 2008 and 2007, respectively. Included in those results were other-than-temporary impairment charges of $138 million in 2009, $182 million in 2008 and $127 million in 2007. The impairment charges recorded in 2009 were related to private CMOs and CDOs backed by residential mortgages ($130 million) and CDOs backed by trust preferred securities ($8 million). The 2008 impairment charges were related to the Company’s holdings of preferred stock issuances of Fannie Mae and Freddie Mac ($153 million), private CMOs ($18 million) and CDOs backed by trust preferred securities ($11 million). The impairment charges recorded in 2007 related entirely to CDOs backed by sub-prime residential mortgage securities. All of the impairment charges relate to bonds or preferred stock held in the Company’s available-for-sale investment securities portfolio. Factors contributing to the lower net loss in 2009 as compared with 2008 were a $44 million decline in other-than-temporary impairment charges, the impact of a partial reversal of the valuation allowance for capitalized residential mortgage servicing rights of $6 million in 2009, compared with an addition to the valuation allowance of $6 million in 2008, and lower foreclosure-related costs of $10 million. Those factors were partially offset by a $14 million increase in the provision for credit losses, driven by higher net charge-offs, and a $7 million decline in net interest income, reflecting lower average balances of investment securities and loans of $529 million and $290 million, respectively. The Discretionary Portfolio segment’s higher net loss in 2008 as compared with 2007 was due, in part, to the following unfavorable factors: higher other-than-temporary impairment charges of $55 million; an increase in the provision for credit losses of $41 million, resulting largely from higher net charge-offs of Alt-A loans; higher foreclosure-related costs of $13 million; a $6 million increase in the valuation allowance for capitalized mortgage servicing rights; and a rise in costs incurred for professional services of $4 million. Partially offsetting those unfavorable factors were a $55 million increase in net interest income, largely resulting from a 21 basis point widening of the net interest margin on investment securities and a 23% increase in the average balances of investment securities, reflecting purchases of residential mortgage-backed securities during the first quarter of 2008 and the full-year impact of third quarter 2007 purchases of approximately $800 million of CMOs and other mortgage-backed securities.
The Residential Mortgage Banking segment originates and services residential mortgage loans and sells substantially all of those loans in the secondary market to investors or to the Discretionary Portfolio segment. This segment also originated loans to developers of residential real estate properties, although that activity has been significantly curtailed. In addition to the geographic regions served by or contiguous with the Company’s branch network, the Company maintains mortgage loan origination offices in several states throughout the western United States. The Company also periodically purchases the rights to service mortgage loans. Residential mortgage loans held for sale are included in this segment. This segment incurred net losses of $13 million and $48 million in 2009 and 2008, respectively, reflecting significant losses on loans to builders and developers of residential real estate. The lower net loss in 2009 resulted from the following factors: a $55 million rise in noninterest revenues from residential mortgage loan origination activities due to increased volume and wider margins; the impact of a partial reversal of the capitalized mortgage servicing rights valuation allowance of $16 million in 2009, compared with a $10 million addition to such allowance in 2008; and a $13 million increase in net interest income, partly due to a 68 basis point widening of the net interest margin on loans. Those factors were offset, in part, by a $43 million increase in total noninterest expenses (excluding the capitalized mortgage servicing rights valuation allowance reversal), reflecting higher foreclosure-related costs of $23 million. Compared with the net loss of $48 million in 2008, the Residential Mortgage Banking segment recorded net income of $13 million in 2007. The main factor that contributed to the net loss in 2008 was the continued deterioration of the residential real estate market, including the valuation of residential real estate, which resulted in a $100 million increase to the provision for credit losses that was predominately attributable to a significant rise in net charge-offs of loans to builders and developers of residential real estate. Also contributing to the unfavorable performance of this segment in 2008 was a $15 million decrease in net interest income, mainly due to lower average loan balances outstanding of $369 million and a 17 basis point narrowing of the net interest margin associated with such loans, and a $14 million increase in the valuation allowance for capitalized mortgage servicing rights. Partially offsetting those factors was a $25 million increase in noninterest revenues from residential mortgage banking activities, reflecting the impact of $12 million of losses recorded in 2007 related to Alt-A mortgage loans and higher servicing revenues of $8 million in 2008.
The Retail Banking segment offers a variety of services to consumers through several delivery channels which include branch offices, automated teller machines, telephone banking and Internet banking. The Company has branch offices in New York State, Pennsylvania, Maryland, Virginia, the District of Columbia, West Virginia, Delaware and New Jersey. The Retail Banking segment also offers certain deposit products on a nationwide basis through the delivery channels of M&T Bank, N.A. Credit services offered by this segment include consumer installment loans, automobile loans (originated both directly and indirectly through dealers), and home equity loans and lines of credit. The segment also offers to its customers deposit products, including demand, savings and time accounts; investment products, including mutual funds and annuities; and other services. The Retail Banking segment contributed net income of $237 million in 2009, down 5% from the $250 million recorded in 2008. The following factors contributed to that decline: a $42 million increase in FDIC deposit assessments; a rise in the provision for credit losses of $32 million, resulting from higher net charge-offs of consumer loans; and increases in personnel and net occupancy costs of $17 million and $16 million, respectively, related to the operations added with the Provident acquisition. Those unfavorable factors were partially offset by a $48 million increase in net interest income and a $34 million rise in fees earned for providing deposit account services to Provident customers. The higher net interest income was due to a $2.4 billion increase in average deposit balances (approximately 60 percent of the increase in those balances was due to the impact of the Provident transaction) and a 26 basis point widening of the net interest margin on loans, offset, in part, by a 26 basis point narrowing of the deposit net interest margin. Net income for this segment in 2008 was 21% lower than the $316 million earned in 2007. That decline resulted from increases in: the provision for credit losses of $38 million, mainly due to higher net charge-offs of loans; personnel costs of $22 million, reflecting merit increases and the impact of the late-2007 acquisitions; net occupancy expenses of $12 million, largely the result of the 2007 acquisitions; and higher advertising and promotion costs of $6 million. Another contributing factor in the decline in net income was lower net interest income of $19 million, largely attributable to the narrowing of the net interest margins on deposits and loans of 34 basis points and 14 basis points, respectively, partially offset by the impact of higher average deposit and loan balances of $1.5 billion and $979 million, respectively.
The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s equity in the earnings (loss) of BLG, merger-related gains and expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The various components of the “All Other” category resulted in net losses of $335 million, $95 million and $167 million in 2009, 2008 and 2007, respectively. Contributing to the higher net loss in 2009 as compared with 2008 were the following unfavorable factors: the impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses; $89 million of merger-related expenses associated with the Provident and Bradford acquisitions recorded in 2009, compared with $4 million of merger-related expenses in 2008 related to acquisition transactions completed in the fourth quarter of 2007; Visa-related transactions that were recorded in the first quarter of 2008, including a $33 million gain realized from the mandatory partial redemption of Visa stock owned by M&T Bank and $15 million related to the reversal of Visa litigation-related accruals initially recorded in 2007’s fourth quarter; increased personnel costs associated with the business and support units included in the “All Other” category of $35 million, including higher costs for medical, pension and post-retirement benefits; the impact of a $10 million reduction of income tax expense resulting from the reversal of taxes previously accrued for uncertain tax positions in various jurisdictions, compared with a $40 million reduction of income tax expense recorded in 2008’s third quarter relating to M&T’s resolution of certain tax issues from its activities in various jurisdictions during the years 1999-2007; lower trust income of $28 million; a $16 million increase in FDIC deposit assessments; and a $6 million increase in charitable contributions made to the M&T Charitable Foundation. Partially offsetting those factors was the previously noted $29 million merger-related gain associated with the Bradford transaction in 2009 and a $13 million (pre-tax) improvement from M&T’s share of the operating results of BLG (inclusive of interest expense to fund that investment). The lower net loss recorded in 2008 as compared with 2007 resulted from several factors, including the previously mentioned $40 million reduction of income tax expense in 2008; the $33 million gain realized in the first quarter of 2008 from the mandatory partial redemption of Visa stock; the impact from the $23 million accrual recorded in the final quarter of 2007 related to Visa litigation and the subsequent $15 million partial reversal of such accrual in the first quarter of 2008; lower merger-related costs resulting from the 2007 acquisition transactions of $11 million; and the favorable impact from the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. Those favorable factors were partially offset by a $32 million after-tax reduction in 2008 of the contribution from M&T’s investment in BLG, inclusive of interest expense to fund that investment, compared with a similar reduction in 2007 of $4 million; higher personnel and professional services costs of $15 million and $11 million, respectively, related to the business and support units included in the “All Other” category; and contributions to The M&T Charitable Foundation that totaled $6 million.

Recent Accounting Developments
In January 2010, the FASB amended fair value measurement and disclosure guidance to require disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and to require separate presentation of information about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The amended guidance also clarifies existing requirements that (i) fair value measurement disclosures should be disaggregated for each class of asset and liability and (ii) disclosures about valuation techniques and inputs for both recurring and nonrecurring Level 2 and Level 3 fair value measurements should be provided. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The adoption of this guidance will not impact the Company’s financial position or results of operations.
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
Effective January 1, 2010, the Company includes in its consolidated financial statements one-to-four family residential mortgage loans that were included in two separate non-recourse securitization transactions using qualified special trusts. The effect of that consolidation was to increase loans receivable by $424 million, decrease the amortized cost of available-for-sale investment securities by $360 million (fair value of $355 million), and increase borrowings by $65 million. Information concerning these securitization transactions is included in note 19 of Notes to Financial Statements.
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

Table 23

QUARTERLY TRENDS

	2009 Quarters				2008 Quarters
Earnings and dividends	Fourth	Third	Second	First	Fourth	Third	Second	First

Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$698,556	$706,388	$682,637	$659,445	$779,468	$806,614	$823,425	$889,945
Interest expense	133,950	152,938	175,856	206,705	288,426	313,115	330,942	405,312

Net interest income	564,606	553,450	506,781	452,740	491,042	493,499	492,483	484,633
Less: provision for credit losses	145,000	154,000	147,000	158,000	151,000	101,000	100,000	60,000
Other income	265,890	278,226	271,649	232,341	241,417	113,717	271,182	312,663
Less: other expense	478,451	500,056	563,710	438,346	446,819	434,763	419,710	425,704

Income before income taxes	207,045	177,620	67,720	88,735	134,640	71,453	243,955	311,592
Applicable income taxes (benefit)	64,340	44,161	11,318	19,581	27,432	(24,992)	77,839	103,613
Taxable-equivalent adjustment	5,887	5,795	5,214	4,933	4,967	5,260	5,851	5,783

Net income	$136,818	$127,664	$51,188	$64,221	$102,241	$91,185	$160,265	$202,196

Net income available to common shareholders	$122,910	$113,894	40,516	54,618	101,451	91,185	160,265	202,196
Per common share data
Basic earnings	$1.05	$.97	$.36	$.49	$.92	$.83	$1.45	$1.84
Diluted earnings	1.04	.97	.36	.49	.92	.82	1.44	1.82
Cash dividends	$.70	$.70	$.70	$.70	$.70	$.70	$.70	$.70
Average common shares outstanding
Basic	117,506	117,370	113,218	110,439	110,370	110,265	110,191	110,017
Diluted	117,672	117,547	113,521	110,439	110,620	110,807	111,227	110,967
Performance ratios, annualized
Return on
Average assets	.79%	.73%	.31%	.40%	.63%	.56%	.98%	1.25%
Average common stockholders’ equity	7.09%	6.72%	2.53%	3.61%	6.41%	5.66%	9.96%	12.49%
Net interest margin on average earning assets (taxable-equivalent basis)	3.71%	3.61%	3.43%	3.19%	3.37%	3.39%	3.39%	3.38%
Nonaccrual loans to total loans and leases, net of unearned discount	2.56%	2.35%	2.11%	2.05%	1.54%	1.41%	1.16%	.97%
Efficiency ratio(a)	54.62%	57.21%	61.93%	60.82%	59.11%	57.24%	54.57%	55.27%
Net operating (tangible) results(b)
Net operating income (in thousands)	$150,776	$128,761	$100,805	$75,034	$111,784	$100,809	$170,361	$215,597
Diluted net operating income per common share	1.16	.98	.79	.59	1.00	.91	1.53	1.94
Annualized return on
Average tangible assets	.92%	.78%	.64%	.50%	.72%	.65%	1.10%	1.41%
Average tangible common stockholders’ equity	16.73%	14.87%	12.08%	9.36%	15.01%	13.17%	22.20%	27.86%
Efficiency ratio(a)	52.69%	55.21%	60.03%	58.68%	57.03%	55.16%	52.41%	52.85%
Balance sheet data
In millions, except per share
Average balances
Total assets(c)	$68,919	$69,154	$66,984	$64,766	$64,942	$64,997	$65,584	$65,015
Total tangible assets(c)	65,240	65,462	63,500	61,420	61,584	61,627	62,201	61,614
Earning assets	60,451	60,900	59,297	57,509	57,919	57,971	58,465	57,713
Investment securities	8,197	8,420	8,508	8,490	8,894	9,303	8,770	8,924
Loans and leases, net of unearned discount	52,087	52,320	50,554	48,824	48,810	48,477	49,522	48,575
Deposits	47,365	46,720	43,846	41,487	40,447	39,503	39,711	39,999
Common stockholders’ equity(c)	6,957	6,794	6,491	6,212	6,299	6,415	6,469	6,513
Tangible common stockholders’ equity(c)	3,278	3,102	3,007	2,866	2,941	3,045	3,086	3,112
At end of quarter
Total assets(c)	$68,880	$68,997	$69,913	$64,883	$65,816	$65,247	$65,893	$66,086
Total tangible assets(c)	65,208	65,312	66,215	61,544	62,464	61,883	62,517	62,696
Earning assets	59,928	59,993	61,044	56,823	57,107	57,430	57,949	58,030
Investment securities	7,781	7,634	8,155	7,687	7,919	8,433	8,659	8,676
Loans and leases, net of unearned discount	51,937	52,204	52,715	48,918	49,000	48,694	49,115	49,279
Deposits	47,450	46,862	46,755	42,477	42,581	42,501	41,926	41,533
Common stockholders’ equity(c)	7,017	6,879	6,669	6,329	6,217	6,417	6,519	6,488
Tangible common stockholders’ equity(c)	3,345	3,194	2,971	2,990	2,865	3,053	3,143	3,098
Equity per common share	59.31	58.22	56.51	56.95	56.29	58.17	59.12	58.92
Tangible equity per common share	28.27	27.03	25.17	26.90	25.94	27.67	28.50	28.14
Market price per common share
High	$69.89	$67.46	$61.87	$59.08	$99.50	$108.53	$98.38	$94.03
Low	59.09	50.33	43.50	29.11	52.20	53.61	69.90	70.49
Closing	66.89	62.32	50.93	45.24	57.41	89.25	70.54	80.48

(a)	Excludes impact of merger-related gains and expenses and net securities transactions.
(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 24.
(c)	The difference between total assets and total tangible assets, and common stockholders’ equity and tangible common stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 24.

Table 24

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2009 Quarters				2008 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First

Income statement data
In thousands, except per share
Net income
Net income	$136,818	$127,664	$51,188	$64,221	$102,241	$91,185	$160,265	$202,196
Amortization of core deposit and other intangible assets(a)	10,152	10,270	9,247	9,337	9,543	9,624	10,096	11,241
Merger-related gain(a)	—	(17,684)	—	—	—	—	—	—
Merger-related expenses(a)	3,806	8,511	40,370	1,476	—	—	—	2,160

Net operating income	$150,776	$128,761	$100,805	$75,034	$111,784	$100,809	$170,361	$215,597

Earnings per common share
Diluted earnings per common share	$1.04	$.97	$.36	$.49	$.92	$.82	$1.44	$1.82
Amortization of core deposit and other intangible assets(a)	.09	.09	.08	.09	.08	.09	.09	.10
Merger-related gain(a)	—	(.15)	—	—	—	—	—	—
Merger-related expenses(a)	.03	.07	.35	.01	—	—	—	.02

Diluted net operating earnings per common share	$1.16	$.98	$.79	$.59	$1.00	$.91	$1.53	$1.94

Other expense
Other expense	$478,451	$500,056	$563,710	$438,346	$446,819	$434,763	$419,710	$425,704
Amortization of core deposit and other intangible assets	(16,730)	(16,924)	(15,231)	(15,370)	(15,708)	(15,840)	(16,615)	(18,483)
Merger-related expenses	(6,264)	(14,010)	(66,457)	(2,426)	—	—	—	(3,547)

Noninterest operating expense	$455,457	$469,122	$482,022	$420,550	$431,111	$418,923	$403,095	$403,674

Merger-related expenses
Salaries and employee benefits	$381	$870	$8,768	$11	$—	$—	$—	$62
Equipment and net occupancy	545	1,845	581	4	—	—	—	49
Printing, postage and supplies	233	629	2,514	301	—	—	—	367
Other costs of operations	5,105	10,666	54,594	2,110	—	—	—	3,069

Total	$6,264	$14,010	$66,457	$2,426	$—	$—	$—	$3,547

Balance sheet data
In millions
Average assets
Average assets	$68,919	$69,154	$66,984	$64,766	$64,942	$64,997	$65,584	$65,015
Goodwill	(3,525)	(3,525)	(3,326)	(3,192)	(3,192)	(3,192)	(3,192)	(3,196)
Core deposit and other intangible assets	(191)	(208)	(188)	(176)	(191)	(206)	(222)	(239)
Deferred taxes	37	41	30	22	25	28	31	34

Average tangible assets	$65,240	$65,462	$63,500	$61,420	$61,584	$61,627	$62,201	$61,614

Average common equity
Average total equity	$7,686	$7,521	$7,127	$6,780	$6,354	$6,415	$6,469	$6,513
Preferred stock	(729)	(727)	(636)	(568)	(55)	—	—	—

Average common equity	6,957	6,794	6,491	6,212	6,299	6,415	6,469	6,513
Goodwill	(3,525)	(3,525)	(3,326)	(3,192)	(3,192)	(3,192)	(3,192)	(3,196)
Core deposit and other intangible assets	(191)	(208)	(188)	(176)	(191)	(206)	(222)	(239)
Deferred taxes	37	41	30	22	25	28	31	34

Average tangible common equity	$3,278	$3,102	$3,007	$2,866	$2,941	$3,045	$3,086	$3,112

At end of quarter
Total assets
Total assets	$68,880	$68,997	$69,913	$64,883	$65,816	$65,247	$65,893	$66,086
Goodwill	(3,525)	(3,525)	(3,525)	(3,192)	(3,192)	(3,192)	(3,192)	(3,192)
Core deposit and other intangible assets	(182)	(199)	(216)	(168)	(183)	(199)	(214)	(230)
Deferred taxes	35	39	43	21	23	27	30	32

Total tangible assets	$65,208	$65,312	$66,215	$61,544	$62,464	$61,883	$62,517	$62,696

Total common equity
Total equity	$7,753	$7,612	$7,400	$6,902	$6,785	$6,417	$6,519	$6,488
Preferred stock	(730)	(728)	(725)	(568)	(568)	—	—	—
Unamortized discount and undeclared dividends — preferred stock	(6)	(5)	(6)	(5)	—	—	—	—

Total common equity	7,017	6,879	6,669	6,329	6,217	6,417	6,519	6,488
Goodwill	(3,525)	(3,525)	(3,525)	(3,192)	(3,192)	(3,192)	(3,192)	(3,192)
Core deposit and other intangible assets	(182)	(199)	(216)	(168)	(183)	(199)	(214)	(230)
Deferred taxes	35	39	43	21	23	27	30	32

Total tangible common equity	$3,345	$3,194	$2,971	$2,990	$2,865	$3,053	$3,143	$3,098

(a)	After any related tax effect.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting at M&T Bank Corporation and subsidiaries (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.
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

René F. Jones
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
M&T Bank Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of M&T Bank Corporation and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Buffalo, New York
February 19, 2010

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

(Dollars in thousands, except per share)	December 31
	2009	2008

Assets
Cash and due from banks	$1,226,223	$1,546,804
Interest-bearing deposits at banks	133,335	10,284
Federal funds sold	20,119	21,347
Agreements to resell securities	—	90,000
Trading account	386,984	617,821
Investment securities (includes pledged securities that can be sold or repledged of $1,797,701 in 2009; $1,870,097 in 2008)
Available for sale (cost: $6,997,009 in 2009; $7,656,635 in 2008)	6,704,378	6,850,193
Held to maturity (fair value: $416,483 in 2009; $394,752 in 2008)	567,607	485,838
Other (fair value: $508,624 in 2009; $583,176 in 2008)	508,624	583,176

Total investment securities	7,780,609	7,919,207

Loans and leases	52,306,457	49,359,737
Unearned discount	(369,771)	(359,274)
Allowance for credit losses	(878,022)	(787,904)

Loans and leases, net	51,058,664	48,212,559

Premises and equipment	435,845	388,855
Goodwill	3,524,625	3,192,128
Core deposit and other intangible assets	182,418	183,496
Accrued interest and other assets	4,131,577	3,633,256

Total assets	$68,880,399	$65,815,757

Liabilities
Noninterest-bearing deposits	$13,794,636	$8,856,114
NOW accounts	1,396,471	1,141,308
Savings deposits	23,676,798	19,488,918
Time deposits	7,531,495	9,046,937
Deposits at foreign office	1,050,438	4,047,986

Total deposits	47,449,838	42,581,263

Federal funds purchased and agreements to repurchase securities	2,211,692	970,529
Other short-term borrowings	230,890	2,039,206
Accrued interest and other liabilities	995,056	1,364,879
Long-term borrowings	10,240,016	12,075,149

Total liabilities	61,127,492	59,031,026

Stockholders’ equity
Preferred stock, $1.00 par, 1,000,000 shares authorized, 778,000 shares issued and outstanding in 2009; 600,000 shares issued and outstanding in 2008 (liquidation preference $1,000 per share)	730,235	567,463
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued in 2009 and 2008	60,198	60,198
Common stock issuable, 75,170 shares in 2009; 78,447 shares in 2008	4,342	4,617
Additional paid-in capital	2,442,947	2,897,907
Retained earnings	5,076,884	5,062,754
Accumulated other comprehensive income (loss), net	(335,997)	(736,881)
Treasury stock — common, at cost — 2,173,916 shares in 2009; 10,031,302 shares in 2008	(225,702)	(1,071,327)

Total stockholders’ equity	7,752,907	6,784,731

Total liabilities and stockholders’ equity	$68,880,399	$65,815,757

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

(In thousands, except per share)	Year Ended December 31
	2009	2008	2007

Interest income
Loans and leases, including fees	$2,326,748	$2,825,587	$3,155,967
Deposits at banks	34	109	300
Federal funds sold	63	254	857
Agreements to resell securities	66	1,817	22,978
Trading account	534	1,469	744
Investment securities
Fully taxable	389,268	438,409	352,628
Exempt from federal taxes	8,484	9,946	11,339

Total interest income	2,725,197	3,277,591	3,544,813

Interest expense
NOW accounts	1,122	2,894	4,638
Savings deposits	112,550	248,083	250,313
Time deposits	206,220	330,389	496,378
Deposits at foreign office	2,391	84,483	207,990
Short-term borrowings	7,129	142,627	274,079
Long-term borrowings	340,037	529,319	461,178

Total interest expense	669,449	1,337,795	1,694,576

Net interest income	2,055,748	1,939,796	1,850,237
Provision for credit losses	604,000	412,000	192,000

Net interest income after provision for credit losses	1,451,748	1,527,796	1,658,237

Other income
Mortgage banking revenues	207,561	156,012	111,893
Service charges on deposit accounts	469,195	430,532	409,462
Trust income	128,568	156,149	152,636
Brokerage services income	57,611	64,186	59,533
Trading account and foreign exchange gains	23,125	17,630	30,271
Gain on bank investment securities	1,165	34,471	1,204
Total other-than-temporary impairment (“OTTI”) losses	(264,363)	(182,222)	(127,300)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	126,066	—	—

Net OTTI losses recognized in earnings	(138,297)	(182,222)	(127,300)
Equity in earnings of Bayview Lending Group LLC	(25,898)	(37,453)	8,935
Other revenues from operations	325,076	299,674	286,355

Total other income	1,048,106	938,979	932,989

Other expense
Salaries and employee benefits	1,001,873	957,086	908,315
Equipment and net occupancy	211,391	188,845	169,050
Printing, postage and supplies	38,216	35,860	35,765
Amortization of core deposit and other intangible assets	64,255	66,646	66,486
FDIC assessments	96,519	6,689	4,203
Other costs of operations	568,309	471,870	443,870

Total other expense	1,980,563	1,726,996	1,627,689

Income before taxes	519,291	739,779	963,537
Income taxes	139,400	183,892	309,278

Net income	$379,891	$555,887	$654,259

Net income available to common shareholders	$332,006	$555,096	$654,259

Net income per common share
Basic	$2.90	$5.04	$6.05
Diluted	2.89	5.01	5.95

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(In thousands)	Year Ended December 31
	2009	2008	2007

Cash flows from operating activities
Net income	$379,891	$555,887	$654,259
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	604,000	412,000	192,000
Depreciation and amortization of premises and equipment	64,398	53,422	48,742
Amortization of capitalized servicing rights	62,268	65,722	62,931
Amortization of core deposit and other intangible assets	64,255	66,646	66,486
Provision for deferred income taxes	82,501	(17,020)	(44,670)
Asset write-downs	171,225	190,079	139,779
Net gain on sales of assets	(88)	(24,961)	(5,495)
Net change in accrued interest receivable, payable	(38,920)	15,023	780
Net change in other accrued income and expense	(154,992)	(201,402)	(18,461)
Net change in loans originated for sale	(57,105)	471,543	305,138
Net change in trading account assets and liabilities	11,956	41,477	(66,732)

Net cash provided by operating activities	1,189,389	1,628,416	1,334,757

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	9,427	57,843	40,160
Other	137,577	115,207	19,361
Proceeds from maturities of investment securities
Available for sale	2,187,553	1,908,725	2,184,773
Held to maturity	125,466	92,343	46,781
Purchases of investment securities
Available for sale	(651,549)	(836,448)	(2,219,861)
Held to maturity	(37,453)	(198,418)	(39,588)
Other	(21,088)	(191,995)	(130,865)
Net (increase) decrease in agreements to resell securities	90,000	(90,000)	100,000
Net (increase) decrease in loans and leases	657,458	(2,873,642)	(4,074,220)
Other investments, net	(35,934)	(35,649)	(309,666)
Additions to capitalized servicing rights	(379)	(24,349)	(53,049)
Capital expenditures, net	(58,967)	(72,234)	(56,681)
Acquisitions, net of cash acquired
Banks and bank holding companies	202,993	—	(239,012)
Deposits and banking offices	—	—	(12,894)
Other, net	(103,409)	(115,142)	(37,906)

Net cash provided (used) by investing activities	2,501,695	(2,263,759)	(4,782,667)

Cash flows from financing activities
Net increase (decrease) in deposits	(528,964)	1,317,764	(1,036,502)
Net increase (decrease) in short-term borrowings	(745,251)	(2,811,736)	2,324,859
Proceeds from long-term borrowings	—	3,850,010	3,550,229
Payments on long-term borrowings	(2,390,182)	(2,216,978)	(528,515)
Purchases of treasury stock	—	—	(508,404)
Dividends paid — common	(325,706)	(308,501)	(281,900)
Dividends paid — preferred	(31,946)	—	—
Proceeds from issuance of preferred stock and warrants	—	600,000	—
Other, net	9,156	5,388	70,726

Net cash provided (used) by financing activities	(4,012,893)	435,947	3,590,493

Net increase (decrease) in cash and cash equivalents	(321,809)	(199,396)	142,583
Cash and cash equivalents at beginning of year	1,568,151	1,767,547	1,624,964

Cash and cash equivalents at end of year	$1,246,342	$1,568,151	$1,767,547

Supplemental disclosure of cash flow information
Interest received during the year	$2,748,880	$3,374,219	$3,545,094
Interest paid during the year	704,173	1,363,351	1,683,403
Income taxes paid (refunded) during the year	(19,549)	290,324	370,103
Supplemental schedule of noncash investing and financing activities
Securitization of residential mortgage loans allocated to
Available for sale investment securities	$140,942	$866,169	$942,048
Capitalized servicing rights	788	8,455	7,873
Real estate acquired in settlement of loans	102,392	142,517	48,163
Investment securities available for sale transferred to held to maturity	—	298,108	—
Loans held for sale transferred to loans held for investment	—	—	870,759
Acquisitions
Fair value of
Assets acquired (noncash)	6,581,433	—	3,744,853
Liabilities assumed	6,318,998	—	3,207,521
Preferred stock issued	155,779	—	—
Common stock issued	272,824	—	277,015
Common stock options	1,367	—	—
Common stock warrants	6,467	—	—

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

						Accumulated
						Other
(In thousands, except per share)			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income (Loss),	Treasury
	Stock	Stock	Issuable	Capital	Earnings	Net	Stock	Total

2007
Balance — January 1, 2007	$—	60,198	5,060	2,889,449	4,443,441	(53,574)	(1,063,479)	6,281,095
Comprehensive income:
Net income	—	—	—	—	654,259	—	—	654,259
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(34,095)	—	(34,095)
Defined benefit plans liability adjustment	—	—	—	—	—	(18,222)	—	(18,222)
Unrealized losses on cash flow hedges	—	—	—	—	—	(8,931)	—	(8,931)

								593,011
Acquisition of Partners Trust Financial Group, Inc. — common stock issued	—	—	—	(54,628)	—	—	331,643	277,015
Purchases of treasury stock	—	—	—	—	—	—	(508,404)	(508,404)
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	49,824	—	—	1,605	51,429
Exercises	—	—	—	(35,397)	—	—	107,116	71,719
Directors’ stock plan	—	—	—	63	—	—	1,278	1,341
Deferred compensation plans, net, including dividend equivalents	—	—	(284)	(559)	(215)	—	1,008	(50)
Common stock cash dividends — $2.60 per share	—	—	—	—	(281,900)	—	—	(281,900)

Balance — December 31, 2007	$—	60,198	4,776	2,848,752	4,815,585	(114,822)	(1,129,233)	6,485,256
2008
Comprehensive income:
Net income	—	—	—	—	555,887	—	—	555,887
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(497,262)	—	(497,262)
Defined benefit plans liability adjustment	—	—	—	—	—	(127,845)	—	(127,845)
Unrealized losses on terminated cash flow hedges	—	—	—	—	—	3,048	—	3,048

								(66,172)
Issuance of preferred stock and associated warrants	567,463	—	—	32,537	—	—	—	600,000
Repayment of management stock ownership program receivable	—	—	—	72	—	—	—	72
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	46,025	—	—	3,602	49,627
Exercises	—	—	—	(28,543)	—	—	51,548	23,005
Directors’ stock plan	—	—	—	(450)	—	—	1,797	1,347
Deferred compensation plans, net, including dividend equivalents	—	—	(159)	(486)	(217)	—	959	97
Common stock cash dividends — $2.80 per share	—	—	—	—	(308,501)	—	—	(308,501)

Balance — December 31, 2008	$567,463	60,198	4,617	2,897,907	5,062,754	(736,881)	(1,071,327)	6,784,731
2009
Comprehensive income:
Net income	—	—	—	—	379,891	—	—	379,891
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	337,043	—	337,043
Defined benefit plans liability adjustment	—	—	—	—	—	57,284	—	57,284
Unrealized losses on terminated cash flow hedges	—	—	—	—	—	6,557	—	6,557

								780,775
Acquisition of Provident Bankshares Corporation:
Preferred stock issued	155,779	—	—	—	—	—	—	155,779
Common stock issued	—	—	—	(348,080)	—	—	620,904	272,824
Common stock options	—	—	—	1,367	—	—	—	1,367
Common stock warrants	—	—	—	6,467	—	—	—	6,467
Issuance of common stock to defined benefit pension plan	—	—	—	(51,417)	—	—	95,706	44,289
Preferred stock cash dividends	—	—	—	—	(31,946)	—	—	(31,946)
Amortization of preferred stock discount	6,993	—	—	—	(6,993)	—	—	—
Repayment of management stock ownership program receivable	—	—	—	195	—	—	—	195
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	(21,773)	—	—	75,278	53,505
Exercises	—	—	—	(39,936)	—	—	50,170	10,234
Directors’ stock plan	—	—	—	(1,280)	—	—	2,531	1,251
Deferred compensation plans, net, including dividend equivalents	—	—	(275)	(503)	(205)	—	1,036	53
Common stock cash dividends — $2.80 per share	—	—	—	—	(326,617)	—	—	(326,617)

Balance — December 31, 2009	$730,235	60,198	4,342	2,442,947	5,076,884	(335,997)	(225,702)	7,752,907

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements

1.	Significant accounting policies
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
The accounting and reporting policies of M&T and subsidiaries (“the Company”) conform to generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Subsequent events have been evaluated for their potential impact in the financial statements through February 19, 2010, which is the date the financial statements were issued. The more significant accounting policies are as follows:

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
The cost basis of individual securities is written down through a charge to earnings when declines in value below amortized cost are considered to be other than temporary. In cases where fair value is less

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

than amortized cost and the Company intends to sell a debt security, it is more likely than not to be required to sell a debt security before recovery of its amortized cost basis, or the Company does not expect to recover the entire amortized cost basis of a debt security, an other-than-temporary impairment is considered to have occurred. If the Company intends to sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value at the balance sheet date. If the Company does not expect to recover the entire amortized cost basis of the security, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings while the amount related to other factors is recognized in other comprehensive income, net of applicable taxes. Subsequently, the Company accounts for the other-than-temporarily impaired debt security as if the security had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. The cost basis of individual equity securities is written down to estimated fair value through a charge to earnings when declines in value below cost are considered to be other than temporary. Realized gains and losses on the sales of investment securities are determined using the specific identification method.

Loans and leases
Interest income on loans is accrued on a level yield method. Loans are placed on nonaccrual status and previously accrued interest thereon is charged against income when principal or interest is delinquent 90 days, unless management determines that the loan status clearly warrants other treatment. Loan balances are charged off when it becomes evident that such balances are not fully collectible. For loans secured by residential real estate, the excess of the loan balances over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. Loan fees and certain direct loan origination costs are deferred and recognized as an interest yield adjustment over the life of the loan. Net deferred fees have been included in unearned discount as a reduction of loans outstanding. Commitments to sell real estate loans are utilized by the Company to hedge the exposure to changes in fair value of real estate loans held for sale. The carrying value of hedged real estate loans held for sale recorded in the consolidated balance sheet includes changes in estimated fair market value during the hedge period, typically from the date of close through the sale date. Valuation adjustments made on these loans and commitments are included in “mortgage banking revenues.”
Except for consumer and residential mortgage loans that are considered smaller balance homogenous loans and are evaluated collectively, the Company considers a loan to be impaired for purposes of applying GAAP when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days. Impaired loans are classified as either nonaccrual or as loans renegotiated at below market rates. Loans less than 90 days delinquent are deemed to have an insignificant delay in payment and are generally not considered impaired. Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. Interest received on impaired loans placed on nonaccrual status is applied to reduce the carrying value of the loan or, if principal is considered fully collectible, recognized as interest income.
Due to changes in GAAP for loans acquired in a business combination subsequent to December 31, 2008, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. Because those loans are recorded at fair value, no carry over of an acquired entity’s previously established allowance for credit losses may be recorded. Subsequent decreases in the expected cash flows require the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows result in the recognition of additional interest income over the then remaining lives of the loans.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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

Capitalized servicing rights
Capitalized servicing assets are included in “other assets” in the consolidated balance sheet. Separately recognized servicing assets are initially measured at fair value. The Company uses the amortization method to subsequently measure servicing assets. Under that method, capitalized servicing assets are charged to expense in proportion to and over the period of estimated net servicing income.
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

Sales and securitizations of financial assets
Transfers of financial assets for which the Company has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Interests in a sale or securitization of financial assets that continue to be held by the Company, other than servicing rights which are initially measured at fair value, are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and the retained interests based on their relative estimated fair values. The fair values of retained debt securities are generally determined through reference to independent pricing information. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Goodwill and core deposit and other intangible assets
Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Similar to goodwill, other intangible assets, which include core deposit intangibles, also lack physical substance but, as required by GAAP, portions of the cost of an acquired entity have been assigned to such assets. The Company accounts for goodwill and other intangible assets in accordance with GAAP, which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as core deposit intangibles, are required to be amortized over their estimated lives. Core deposit and other intangible assets are generally amortized using accelerated methods over estimated useful lives of five to ten years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of core deposit and other intangible assets may be impaired.

Derivative financial instruments
The Company accounts for derivative financial instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecasted transaction.
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
The Company utilizes commitments to sell real estate loans to hedge the exposure to changes in the fair value of real estate loans held for sale. Commitments to originate real estate loans to be held for sale and commitments to sell real estate loans are generally recorded in the consolidated balance sheet at estimated fair market value. Effective January 1, 2008, the Company adopted the provisions of Staff Accounting Bulletin (“SAB”) No. 109 for written loan commitments issued or modified after that date. SAB No. 109 reversed previous conclusions expressed by the SEC staff regarding written loan commitments that are accounted for at fair value through earnings. Specifically, the SEC staff now believes that the expected net future cash flows related to the associated servicing of the loan should be included in the fair value measurement of the derivative loan commitment. In accordance with SAB No. 105, “Application of Accounting Principles to Loan Commitments,” the Company had not included such amount in the value of commitments to originate real estate loans for sale in 2007.
Derivative instruments not related to mortgage banking activities, including financial futures commitments and interest rate swap agreements, that do not satisfy the hedge accounting requirements are recorded at fair value and are generally classified as trading account assets or liabilities with resultant changes in fair value being recognized in “trading account and foreign exchange gains” in the consolidated statement of income.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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
The Company evaluates uncertain tax positions using the two-step process required by GAAP. The first step requires a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Under the second step, a tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Information related to uncertain tax positions is provided in note 13.

Earnings per common share
Basic earnings per common share exclude dilution and are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding (exclusive of shares represented by the unvested portion of restricted stock and restricted stock unit grants) and common shares issuable under deferred compensation arrangements during the period. Diluted earnings per common share reflect shares represented by the unvested portion of restricted stock and restricted stock unit grants and the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. Proceeds assumed to have been received on such exercise or conversion are assumed to be used to purchase shares of M&T common stock at the average market price during the period, as required by the “treasury stock method” of accounting.
GAAP requires that for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) shall be considered participating securities and shall be included in the computation of earnings per common share pursuant to the two-class method. In 2009, the Company issued stock-based compensation awards in the form of restricted stock and restricted stock units that contain such rights and, accordingly, beginning in 2009 the Company’s earnings per common share are calculated using the two-class method. The effects of the application of the two-class method to previously reported earnings per common share amounts were immaterial.

Treasury stock
Repurchases of shares of M&T common stock are recorded at cost as a reduction of stockholders’ equity. Reissuances of shares of treasury stock are recorded at average cost.

2.	Acquisitions
On August 28, 2009, M&T Bank, M&T’s principal banking subsidiary, entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits and acquire certain assets of Bradford Bank (“Bradford”), Baltimore, Maryland. As part of the transaction, M&T Bank entered into a loss-share arrangement with the FDIC whereby M&T Bank will be reimbursed by the FDIC for most losses it incurs on the acquired loan portfolio. The transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired and

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

liabilities assumed were recorded at estimated fair value on the acquisition date. Assets acquired totaled approximately $469 million, including $302 million of loans, and liabilities assumed aggregated $440 million, including $361 million of deposits. In accordance with GAAP, M&T Bank recorded an after-tax gain on the transaction of $18 million ($29 million before taxes). There was no goodwill or other intangible assets recorded in connection with this transaction. The Bradford acquisition transaction did not have a material impact on the Company’s consolidated financial position or results of operations.
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
In many cases, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations related to the fair valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with GAAP, there was no carry over of Provident’s previously established allowance for credit losses. Subsequent decreases in the expected cash flows will require the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows will result in the recognition of additional interest income over the then remaining lives of the loans.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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

Interest income on acquired loans for the period from date of acquisition to December 31, 2009 was approximately $105 million. The outstanding principal balance and the carrying amount of these loans that is included in the consolidated balance sheet at December 31, 2009 is as follows:

(In thousands)

Outstanding principal balance	$3,875,415
Carrying amount	3,644,110

Receivables (including loans and investment securities) obtained in the acquisition of Provident for which there was specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments represent less than .25% of the Company’s assets and, accordingly, are not considered material.
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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

In connection with the acquisition of Provident, goodwill of $332 million was calculated after recording all other acquired assets and liabilities at estimated fair value. In management’s opinion, that goodwill represents the inherent long-term value expected from the business opportunities and synergies created from combining Provident with the Company. None of the goodwill recognized is deductible for income tax purposes. Changes in goodwill in the Company’s consolidated balance sheet from December 31, 2008 to December 31, 2009 were attributable to the acquisition of Provident. As described in note 22, the Company does not allocate goodwill to its reportable segments when compiling the assets associated with those segments. The Company does, however, allocate goodwill to segments for purposes of periodically testing goodwill for impairment. That allocation of goodwill to the Company’s segments is provided in note 8.
The following table discloses the impact of Provident (excluding the impact of merger-related expenses noted below) since the acquisition on May 23, 2009 through the end of 2009. The table also presents certain pro forma information for 2009 as if Provident had been acquired on January 1, 2009 and for 2008 as if Provident had been acquired on January 1, 2008. These results combine the historical results of Provident into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated dates. In particular, no adjustments have been made to eliminate the amount of Provident’s provision for credit losses of $42 million in 2009 and $38 million in 2008 or the impact of other-than-temporary impairment losses recognized by Provident of $87 million in 2009 and $121 million in 2008 that would not have been necessary had the acquired loans and investment securities been recorded at fair value as of the beginning of each year. Furthermore, expenses related to systems conversions and other costs of integration are included in the 2009 periods in which such costs were incurred.
Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow.

	Actual Since	Pro Forma
	Acquisition	Year Ended
	Through	December 31,
	December 31, 2009	2009	2008
	(In thousands)

Total revenues	$194,578	$3,823,763	$4,533,161
Net income	32,686	292,862	510,897

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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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
The Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company of approximately $89 million ($54 million net of applicable income taxes) during 2009, $4 million ($2 million net of applicable income taxes) during 2008 and $15 million ($9 million net of applicable income taxes) during 2007. Those expenses consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance (for former Provident employees) and incentive compensation costs; travel costs; and printing, postage, supplies and other costs of commencing operations in new markets and offices. As of December 31, 2009, the remaining unpaid portion of merger-related expenses was $20 million.
A summary of merger-related expenses associated with acquisitions included in the consolidated statement of income for the years ended December 31, 2009, 2008 and 2007 follows:

	2009	2008	2007
	(In thousands)

Salaries and employee benefits	$10,030	$62	$1,333
Equipment and net occupancy	2,975	49	238
Printing, postage and supplies	3,677	367	1,474
Other costs of operations	72,475	3,069	11,842

	$89,157	$3,547	$14,887

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

3.	Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

December 31, 2009
Investment securities available for sale:
U.S. Treasury and federal agencies	$102,755	$1,988	$57	$104,686
Obligations of states and political subdivisions	61,468	1,583	128	62,923
Mortgage-backed securities:
Government issued or guaranteed	3,777,642	131,407	6,767	3,902,282
Privately issued residential	2,438,353	9,630	383,079	2,064,904
Privately issued commercial	33,133	—	7,967	25,166
Collateralized debt obligations	103,159	23,389	11,202	115,346
Other debt securities	309,514	16,851	58,164	268,201
Equity securities	170,985	5,590	15,705	160,870

	6,997,009	190,438	483,069	6,704,378

Investment securities held to maturity:
Obligations of states and political subdivisions	203,825	1,419	1,550	203,694
Privately issued mortgage-backed securities	352,195	—	150,993	201,202
Other debt securities	11,587	—	—	11,587

	567,607	1,419	152,543	416,483

Other securities	508,624	—	—	508,624

Total	$8,073,240	$191,857	$635,612	$7,629,485

December 31, 2008
Investment securities available for sale:
U.S. Treasury and federal agencies	$290,893	$6,203	$383	$296,713
Obligations of states and political subdivisions	70,425	1,641	303	71,763
Mortgage-backed securities:
Government issued or guaranteed	3,525,196	93,578	5,994	3,612,780
Privately issued residential	3,104,209	484	778,139	2,326,554
Privately issued commercial	49,231	—	8,185	41,046
Collateralized debt obligations	18,088	—	15,592	2,496
Other debt securities	245,685	18	77,601	168,102
Equity securities	352,908	581	22,750	330,739

	7,656,635	102,505	908,947	6,850,193

Investment securities held to maturity:
Obligations of states and political subdivisions	63,822	1,715	71	65,466
Privately issued mortgage-backed securities	411,847	—	92,730	319,117
Other debt securities	10,169	—	—	10,169

	485,838	1,715	92,801	394,752

Other securities	583,176	—	—	583,176

Total	$8,725,649	$104,220	$1,001,748	$7,828,121

No investment in securities of a single non-U.S. Government or government agency issuer exceeded ten percent of stockholders’ equity at December 31, 2009.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

As of December 31, 2009, the latest available investment ratings of all privately issued mortgage-backed securities, collateralized debt obligations and other debt securities were:

		Amortized	Estimated
Rating	Number	Cost	Fair Value
		(In thousands)

A or better	159	$1,618,068	$1,428,428
BBB	54	418,679	382,946
BB	36	243,793	212,511
B or less	173	939,366	633,712
Not rated	35	28,035	28,809

	457	$3,247,941	$2,686,406

The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

	December 31
	2009	2008
	(In thousands)

Collateralized mortgage obligations:
Amortized cost	$3,108,673	$4,092,980
Estimated fair value	2,584,067	3,216,814

Gross realized gains on investment securities were $1,629,000 in 2009, $34,730,000 in 2008 and $1,585,000 in 2007. Gross realized losses on investment securities were $464,000 in 2009, $259,000 in 2008 and $381,000 in 2007. Effective January 1, 2009, the Company adopted new GAAP related to the recognition and presentation of other-than-temporary impairments of investment securities. In accordance with GAAP, the Company recognized $138 million of pre-tax other-than-temporary impairment losses in 2009 related primarily to $230 million of privately issued residential mortgage-backed securities. The impairment charges were recognized in light of deterioration of housing values in the residential real estate market and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. Approximately $8 million of the impairment charges recognized in 2009 related to collateralized debt obligations backed by trust preferred securities issued by financial institutions. The other-than-temporary impairment losses recognized were net of $126 million of unrealized losses classified in accumulated other comprehensive income for the same securities for the year-ended December 31, 2009. The other-than-temporary impairment losses represent management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance. The effect of the adoption of the new accounting requirements on debt securities previously reported as other-than-temporarily impaired was not material and, therefore, the Company did not record a transition adjustment as of January 1, 2009. During 2008, the Company recognized $182 million of other-than-temporary impairment losses, mainly attributable to a $153 million impairment charge recognized on its preferred stock holdings of The Federal National Mortgage Association (“Fannie Mae”) and The Federal Home Loan Mortgage Corporation (“Freddie Mac”) with a cost basis of $162 million following the placement of those government-sponsored entities into conservatorship on September 7, 2008. Other-than-temporary charges of $18 million and $11 million were also recognized during 2008 on $20 million of privately issued mortgage-backed securities and $12 million of securities backed by trust preferred securities issued by financial institutions, respectively. During 2007, the Company recognized a $127 million other-than-temporary impairment charge related to collateralized debt obligations that were supported by sub-prime mortgage-backed securities that had an amortized cost basis of $132 million. Changes in credit losses

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

during 2009 associated with debt securities for which other-than-temporary impairment losses have been previously recognized in earnings follows:

Debt Securities
(In thousands)

Estimated credit losses as of January 1, 2009	$155,967
Additions for credit losses not previously recognized	138,297
Reductions for increases in cash flows	(1,393)
Reductions for realized losses	(8,358)

Estimated credit losses as of December 31, 2009	$284,513

At December 31, 2009, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Debt securities available for sale:
Due in one year or less	$41,181	$41,785
Due after one year through five years	91,276	93,496
Due after five years through ten years	42,152	43,595
Due after ten years	402,287	372,280

	576,896	551,156
Mortgage-backed securities available for sale	6,249,128	5,992,352

	$6,826,024	$6,543,508

Debt securities held to maturity:
Due in one year or less	$36,655	$36,912
Due after one year through five years	6,570	6,883
Due after five years through ten years	116,153	115,908
Due after ten years	56,034	55,578

	215,412	215,281
Mortgage-backed securities held to maturity	352,195	201,202

	$567,607	$416,483

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

A summary of investment securities that as of December 31, 2009 and 2008 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In thousands)

December 31, 2009
U.S. Treasury and federal agencies	$6,265	$(53)	$572	$(4)
Obligations of states and political subdivisions	145,572	(1,575)	4,204	(103)
Mortgage-backed securities:
Government issued or guaranteed	685,319	(6,460)	19,379	(307)
Privately issued residential	98,312	(2,871)	1,705,222	(531,201)
Privately issued commercial	—	—	25,166	(7,967)
Collateralized debt obligations	13,046	(10,218)	3,598	(984)
Other debt securities	5,786	(174)	138,705	(57,990)
Equity securities	7,449	(1,728)	23,159	(13,977)

Total	$961,749	$(23,079)	$1,920,005	$(612,533)

December 31, 2008
U.S. Treasury and federal agencies	$6,660	$(383)	$—	$—
Obligations of states and political subdivisions	26,456	(315)	2,182	(59)
Mortgage-backed securities:
Government issued or guaranteed	392,780	(4,962)	175,943	(1,032)
Privately issued residential	2,173,593	(629,321)	460,355	(241,548)
Privately issued commercial	—	—	41,046	(8,185)
Collateralized debt obligations	—	(2,221)	1,520	(13,397)
Other debt securities	102,882	(15,563)	60,902	(62,012)
Equity securities	37,905	(22,720)	9	(30)

Total	$2,740,276	$(675,485)	$741,957	$(326,263)

The Company owned 879 individual investment securities with aggregate gross unrealized losses of $635,612,000 at December 31, 2009. Approximately $542 million of the unrealized losses pertain to privately issued mortgage-backed securities with a cost basis of $2.4 billion. The Company also had $69 million of unrealized losses on trust preferred securities issued by financial institutions, securities backed by trust preferred securities issued by financial institutions and other entities, and other debt securities having a cost basis of $230 million. Based on a review of each of the remaining securities in the investment securities portfolio at December 31, 2009, with the exception of the aforementioned securities for which other-than-temporary impairment losses were recognized, the Company concluded that it expected to recover the amortized cost basis of its investment. As of December 31, 2009, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities. At December 31, 2009, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $509 million of cost method investment securities.
At December 31, 2009, investment securities with a carrying value of $4,823,703,000, including $4,064,840,000 of investment securities available for sale, were pledged to secure demand notes issued to the U.S. Treasury, borrowings from various FHLBs, repurchase agreements, governmental deposits and interest rate swap agreements.
Investment securities pledged by the Company to secure obligations whereby the secured party is permitted by contract or custom to sell or repledge such collateral totaled $1,797,701,000 at December 31,

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

2009. The pledged securities included securities of the U.S. Treasury and federal agencies and mortgage-backed securities.

4.	Loans and leases
Total gross loans and leases outstanding were comprised of the following:

	December 31
	2009	2008
	(In thousands)

Loans
Commercial, financial, agricultural, etc.	$11,913,437	$12,848,070
Real estate:
Residential	5,401,932	4,675,065
Commercial	16,345,601	14,548,938
Construction	4,726,570	4,568,368
Consumer	12,041,617	11,004,275

Total loans	50,429,157	47,644,716

Leases
Commercial	1,877,300	1,715,021

Total loans and leases	$52,306,457	$49,359,737

One-to-four family residential mortgage loans held for sale were $530 million at December 31, 2009 and $352 million at December 31, 2008. Commercial mortgage loans held for sale were $123 million at December 31, 2009 and $156 million at December 31, 2008.
As of December 31, 2009, approximately $16 million of one-to-four family residential mortgage loans serviced for others had been sold with credit recourse. As of December 31, 2009, approximately $1.3 billion of commercial mortgage loan balances serviced for others had been sold with recourse in conjunction with the Company’s participation in the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program. At December 31, 2009 the Company estimated that the recourse obligations described above were not material to the Company’s consolidated financial position. There have been no material losses incurred as a result of those credit recourse arrangements.
Nonaccrual loans totaled $1,331,702,000 at December 31, 2009 and $755,397,000 at December 31, 2008. Renegotiated loans (loans which had been renegotiated at below-market interest rates or for which other concessions were granted, but are accruing interest) were $212,548,000 and $91,575,000 at December 31, 2009 and 2008, respectively. During 2009 and 2008, to assist borrowers the Company modified the terms of select residential real estate loans consisting largely of loans in the Company’s portfolio of Alt-A loans. At December 31, 2009, outstanding balances of those modified loans totaled approximately $292 million. Of that total, $108 million were included in nonaccrual loans at December 31, 2009. The remaining $184 million of such modified loans have demonstrated payment capability consistent with the modified terms and accordingly, were classified as renegotiated loans and were accruing interest at the 2009 year-end. If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on such loans would have amounted to $99,618,000 in 2009 and $61,666,000 in 2008. The actual amounts included in interest income during 2009 and 2008 on such loans were $43,920,000 and $36,747,000, respectively.
The recorded investment in loans considered impaired for purposes of applying GAAP was $1,311,616,000 and $616,743,000 at December 31, 2009 and 2008, respectively. The recorded investment in loans considered impaired for which there was a related valuation allowance for impairment included in the allowance for credit losses and the amount of such impairment allowance were $1,077,626,000 and $244,137,000, respectively, at December 31, 2009 and $501,873,000 and $123,674,000, respectively, at December 31, 2008. The recorded investment in loans considered impaired for which there was no related valuation allowance for impairment was $233,990,000 and $114,870,000 at December 31, 2009

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

and 2008, respectively. The average recorded investment in impaired loans during 2009, 2008 and 2007 was $986,164,000, $371,298,000 and $195,597,000, respectively. Interest income recognized on impaired loans totaled $10,224,000, $7,222,000 and $7,368,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $120,000 amounted to $106,845,000 and $154,128,000 at December 31, 2009 and 2008, respectively. During 2009, new borrowings by such persons amounted to $13,038,000 (including any borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions (including reductions resulting from retirements) were $60,321,000.
At December 31, 2009, approximately $4.3 billion of commercial mortgage loans and $2.4 billion of one-to-four family residential mortgage loans were pledged to secure outstanding borrowings from the FHLB of New York.
The Company’s loan and lease portfolio includes commercial lease financing receivables consisting of direct financing and leveraged leases for machinery and equipment, railroad equipment, commercial trucks and trailers, and aircraft. A summary of lease financing receivables follows:

	December 31
	2009	2008
	(In thousands)

Commercial leases:
Direct financings:
Lease payments receivable	$1,406,238	$1,171,391
Estimated residual value of leased assets	99,968	102,712
Unearned income	(224,768)	(194,328)

Investment in direct financings	1,281,438	1,079,775
Leveraged leases:
Lease payments receivable	185,679	229,311
Estimated residual value of leased assets	185,415	211,607
Unearned income	(74,131)	(91,498)

Investment in leveraged leases	296,963	349,420

Total investment in leases	$1,578,401	$1,429,195

Deferred taxes payable arising from leveraged leases	$212,910	$235,359

Included within the estimated residual value of leased assets at December 31, 2009 and 2008 were $56 million and $64 million, respectively, in residual value associated with direct financing leases that are guaranteed by the lessees. The Company is indemnified from loss by Allied Irish Banks, p.l.c. (“AIB”) on a portion of leveraged leases obtained in the acquisition of a former subsidiary of AIB on April 1, 2003 (see note 24). Amounts in the leveraged lease section of the table subject to such indemnification included lease payments receivable of $7 million and $8 million as of December 31, 2009 and 2008, respectively, estimated residual value of leased assets of $31 million at each of those dates and unearned income of $6 million and $7 million as of December 31, 2009 and 2008, respectively.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

At December 31, 2009, the minimum future lease payments to be received from lease financings were as follows:

Total
(In thousands)

Year ending December 31:
2010	$378,067
2011	304,092
2012	245,969
2013	146,598
2014	90,050
Later years	427,141

$1,591,917

5.	Allowance for credit losses
Changes in the allowance for credit losses were as follows:

	Year Ended December 31
	2009	2008	2007
	(In thousands)

Beginning balance	$787,904	$759,439	$649,948
Provision for credit losses	604,000	412,000	192,000
Allowance obtained through acquisitions	—	—	32,668
Allowance related to loans sold or securitized	—	(525)	(1,422)
Net charge-offs
Charge-offs	(556,462)	(420,655)	(146,298)
Recoveries	42,580	37,645	32,543

Net charge-offs	(513,882)	(383,010)	(113,755)

Ending balance	$878,022	$787,904	$759,439

6.	Premises and equipment
The detail of premises and equipment was as follows:

	December 31
	2009	2008
	(In thousands)

Land	$63,961	$55,081
Buildings — owned	271,181	259,290
Buildings — capital leases	1,131	1,598
Leasehold improvements	165,110	142,463
Furniture and equipment — owned	345,421	311,379
Furniture and equipment — capital leases	—	1,317

	846,804	771,128
Less: accumulated depreciation and amortization
Owned assets	410,218	380,219
Capital leases	741	2,054

	410,959	382,273

Premises and equipment, net	$435,845	$388,855

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Net lease expense for all operating leases totaled $89,030,000 in 2009, $73,886,000 in 2008 and $65,014,000 in 2007. Minimum lease payments under noncancelable operating leases are presented in note 21. Minimum lease payments required under capital leases are not material.

7.	Capitalized servicing assets
Changes in capitalized servicing assets were as follows:

				Small-Balance
	Residential Mortgage Loans			Commercial Mortgage Loans
For Year Ended December 31,	2009	2008	2007	2009	2008	2007
	(In thousands)

Beginning balance	$106,979	$118,763	$127,025	$58,044	$56,956	$35,767
Originations	31,034	17,765	12,145	—	—	—
Purchases	972	3,322	15,000	—	20,974	35,795
Assumed in loan securitizations (note 19)	788	8,455	7,873	—	—	—
Amortization	(38,618)	(41,326)	(43,280)	(17,793)	(19,886)	(14,606)

	101,155	106,979	118,763	40,251	58,044	56,956
Valuation allowance	(50)	(22,000)	(6,000)	—	—	—

Ending balance, net	$101,105	$84,979	$112,763	$40,251	$58,044	$56,956

	Commercial Mortgage Loans			Total
For Year Ended December 31,	2009	2008	2007	2009	2008	2007
			(In thousands)

Beginning balance	$26,336	$20,240	$20,721	$191,359	$195,959	$183,513
Originations	12,417	10,606	4,564	43,451	28,371	16,709
Purchases	—	—	—	972	24,296	50,795
Assumed in loan securitizations (note 19)	—	—	—	788	8,455	7,873
Amortization	(5,857)	(4,510)	(5,045)	(62,268)	(65,722)	(62,931)

	32,896	26,336	20,240	174,302	191,359	195,959
Valuation allowance	—	—	—	(50)	(22,000)	(6,000)

Ending balance, net	$32,896	$26,336	$20,240	$174,252	$169,359	$189,959

Residential mortgage loans serviced for others were $15.9 billion, $15.4 billion and $14.5 billion at December 31, 2009, 2008 and 2007, respectively. Small-balance commercial mortgage loans serviced for others were $5.5 billion, $5.9 billion and $4.9 billion at December 31, 2009, 2008 and 2007, respectively. Commercial mortgage loans serviced for others were $7.1 billion, $6.4 billion and $5.3 billion at December 31, 2009, 2008 and 2007, respectively.
During 2009 and 2007, $21,950,000 and $4,050,000, respectively, of the valuation allowance for capitalized residential mortgage loan servicing assets was reversed because of increases in the market value of certain strata of servicing assets relative to the amortized cost basis of the servicing assets in such strata. During 2008, a provision for impairment of $16,000,000 was added to the valuation allowance for capitalized residential mortgage loan servicing assets because the carrying value of certain strata of capitalized servicing assets exceeded estimated fair value. The estimated fair value of capitalized residential mortgage loan servicing assets was approximately $158 million at December 31, 2009 and $103 million at December 31, 2008. The fair value of capitalized residential mortgage loan servicing assets was estimated using weighted-average discount rates of 13.3% and 13.0% at December 31, 2009 and 2008, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2009 and 2008, the discount rate represented a weighted-average option-adjusted spread (“OAS”) of 775 basis points (hundredths of one percent) and 832 basis points, respectively, over market implied

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

forward London Interbank Offered Rates. The estimated fair value of capitalized small-balance commercial mortgage loan servicing assets was approximately $64 million at December 31, 2009 and $74 million at December 31, 2008. The fair value of capitalized small-balance commercial loan servicing assets was estimated using weighted-average discount rates of 20.3% and 20.2% at December 31, 2009 and 2008, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2009 and 2008, the discount rate represented a weighted-average OAS of 1,779 basis points and 1,774 basis points, respectively, over market implied forward London Interbank Offered Rates. The estimated fair value of capitalized residential and small-balance commercial mortgage loan servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The estimated fair value of capitalized commercial mortgage loan servicing assets was approximately $39 million and $31 million at December 31, 2009 and 2008, respectively. An 18% discount rate was used to estimate the fair value of capitalized commercial mortgage loan servicing rights at December 31, 2009 and 2008 with no prepayment assumptions because, in general, the servicing agreements allow the Company to share in customer loan prepayment fees and thereby recover the remaining carrying value of the capitalized servicing rights associated with such loan. The Company’s ability to realize the carrying value of capitalized commercial mortgage servicing rights is more dependent on the borrowers’ abilities to repay the underlying loans than on prepayments or changes in interest rates.
The key economic assumptions used to determine the fair value of capitalized servicing rights at December 31, 2009 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

		Small-Balance
	Residential	Commercial	Commercial

Weighted-average prepayment speeds	14.67%	7.87%
Impact on fair value of 10% adverse change	$(8,306,000)	$(2,460,000)
Impact on fair value of 20% adverse change	(15,786,000)	(4,709,000)
Weighted-average OAS	7.75%	17.79%
Impact on fair value of 10% adverse change	$(2,786,000)	$(2,179,000)
Impact on fair value of 20% adverse change	(5,452,000)	(4,202,000)
Weighted-average discount rate			18.00%
Impact on fair value of 10% adverse change			$(1,682,000)
Impact on fair value of 20% adverse change			(3,245,000)

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

8.	Goodwill and other intangible assets
In accordance with GAAP, the Company does not amortize goodwill, however, core deposit and other intangible assets are amortized over the estimated life of each respective asset. Total amortizing intangible assets were comprised of the following:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

December 31, 2009
Core deposit	$701,000	$524,358	$176,642
Other	118,366	112,590	5,776

Total	$819,366	$636,948	$182,418

December 31, 2008
Core deposit	$637,823	$467,528	$170,295
Other	118,366	105,165	13,201

Total	$756,189	$572,693	$183,496

Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of five to ten years. The weighted-average original amortization period was approximately eight years. The remaining weighted-average amortization period as of December 31, 2009 was approximately six years. Amortization expense for core deposit and other intangible assets was $64,255,000, $66,646,000 and $66,486,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated amortization expense in future years for such intangible assets is as follows:

(In thousands)

Year ending December 31:
2010	$57,569
2011	41,605
2012	32,134
2013	24,072
2014	16,109
Later years	10,929

$182,418

Also in accordance with GAAP, the Company completed annual goodwill impairment tests as of October 1, 2009, 2008 and 2007. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations, which has historically been the Company’s core relationship business reporting units. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The implied fair value of the goodwill was determined as the difference between the estimated incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. To test for goodwill impairment at each evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. The methodologies used to estimate fair values of reporting units as of the acquisition dates and as of the evaluation dates were similar. For the Company’s core customer relationship business reporting units, fair value was estimated as the present value of the expected future cash flows of the reporting unit. Based on the results of the goodwill impairment tests, the Company concluded that the amount of recorded goodwill was not impaired at the respective testing dates.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The following table presents a summary of goodwill assigned to each of the Company’s reportable segments for purposes of testing for impairment. Changes in goodwill amounts from December 31, 2008 to December 31, 2009 resulted from the acquisition of Provident.

	December 31,	Provident	December 31,
	2008	Acquisition	2009
	(In thousands)

Business Banking	$683,137	$65,770	$748,907
Commercial Banking	885,290	22,234	907,524
Commercial Real Estate	274,506	74,691	349,197
Discretionary Portfolio	—	—	—
Residential Mortgage Banking	—	—	—
Retail Banking	974,602	169,802	1,144,404
All Other	374,593	—	374,593

Total	$3,192,128	$332,497	$3,524,625

9.	Borrowings
The amounts and interest rates of short-term borrowings were as follows:

	Federal Funds
	Purchased
	and	Other
	Repurchase	Short-term
	Agreements	Borrowings	Total
	(Dollars in thousands)

At December 31, 2009
Amount outstanding	$2,211,692	$230,890	$2,442,582
Weighted-average interest rate	0.04%	0.66%	0.10%
For the year ended December 31, 2009
Highest amount at a month-end	$2,491,573	$2,049,727
Daily-average amount outstanding	1,885,464	1,025,601	$2,911,065
Weighted-average interest rate	0.15%	0.42%	0.24%
At December 31, 2008
Amount outstanding	$970,529	$2,039,206	$3,009,735
Weighted-average interest rate	0.10%	0.36%	0.27%
For the year ended December 31, 2008
Highest amount at a month-end	$5,291,846	$2,039,206
Daily-average amount outstanding	4,652,388	1,433,734	$6,086,122
Weighted-average interest rate	2.15%	2.97%	2.34%
At December 31, 2007
Amount outstanding	$4,351,313	$1,470,584	$5,821,897
Weighted-average interest rate	3.12%	4.65%	3.50%
For the year ended December 31, 2007
Highest amount at a month-end	$4,351,313	$1,470,584
Daily-average amount outstanding	4,745,137	640,694	$5,385,831
Weighted-average interest rate	5.06%	5.31%	5.09%

In general, federal funds purchased and short-term repurchase agreements outstanding at December 31, 2009 matured on the next business day following year-end. Other short-term borrowings at December 31, 2009 included $152 million of borrowings from the FHLB of Atlanta that mature within one year. There were $1.0 billion of similar borrowings from the FHLB of New York at December 31,

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

2008. Other short-term borrowings at December 31, 2008 also included $1.0 billion of secured borrowings from the Federal Reserve Bank of New York through their Term Auction Facility. The remaining borrowings included in other short-term borrowings had original maturities of one year or less and included borrowings from the U.S. Treasury and others.
At December 31, 2009, the Company had lines of credit under formal agreements as follows:

			M&T
	M&T	M&T Bank	Bank, N.A.
		(In thousands)

Outstanding borrowings	$—	$5,370,917	$—
Unused	30,000	8,040,605	112,787

M&T has a revolving credit agreement with an unaffiliated commercial bank whereby M&T may borrow up to $30 million at its discretion through December 3, 2010. At December 31, 2009, M&T Bank had borrowing facilities available with the FHLBs whereby M&T Bank could borrow up to approximately $6.5 billion. Additionally, M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T, had available lines of credit with the Federal Reserve Bank of New York totaling approximately $7.0 billion at December 31, 2009. M&T Bank and M&T Bank, N.A. are required to pledge loans and investment securities as collateral for these borrowing facilities.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Long-term borrowings were as follows:

	December 31,
	2009	2008
	(In thousands)

Subordinated notes of M&T Bank:
8% due 2010	$140,854	$143,492
3.85% due 2013, variable rate commenced in 2008	400,000	400,000
6.625% due 2017	404,428	440,569
9.5% due 2018	50,000	—
5.585% due 2020, variable rate commencing 2015	366,883	361,529
5.629% due 2021, variable rate commencing 2016	545,194	590,723
Subordinated notes of M&T:
6.875% due 2009	—	100,560
Senior notes of M&T — 5.375% due 2012	299,950	299,929
Advances from FHLB:
Variable rates	4,405,925	6,000,000
Fixed rates	818,562	1,007,584
Agreements to repurchase securities	1,625,001	1,625,001
Junior subordinated debentures associated with preferred capital securities:
Fixed rates:
M&T Capital Trust I — 8.234%, due 2027	154,640	154,640
M&T Capital Trust II — 8.277%, due 2027	103,093	103,093
M&T Capital Trust III — 9.25%, due 2027	67,409	67,734
BSB Capital Trust I — 8.125%, due 2028	15,496	16,927
Provident Trust I — 8.29%, due 2028	24,061	—
Southern Financial Statutory Trust I — 10.60%, due 2030	6,439	—
M&T Capital Trust IV — 8.50%, due 2068	350,010	350,010
Variable rates:
First Maryland Capital I — due 2027	142,487	144,750
First Maryland Capital II — due 2027	143,312	142,649
Allfirst Asset Trust — due 2029	95,477	102,108
BSB Capital Trust III — due 2033	15,464	15,464
Provident Trust III — due 2033	50,430	—
Southern Financial Capital Trust III — due 2033	7,513	—
Other	7,388	8,387

	$10,240,016	$12,075,149

The subordinated notes of M&T Bank are unsecured and are subordinate to the claims of depositors and other creditors of M&T Bank. The subordinated notes of M&T Bank due 2013 had a fixed rate of interest of 3.85% through March 2008 and bear a floating rate of interest thereafter until maturity in April 2013, at a rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 1.50%. The subordinated notes of M&T were unsecured and subordinate to the general creditors of M&T.
Long-term variable rate advances from the FHLB had contractual interest rates that ranged from 0% to 3.53% at December 31, 2009 and from 1.04% to 4.65% at December 31, 2008. The weighted-average contractual interest rates were 0.35% at December 31, 2009 and 2.62% at December 31, 2008. Long-term fixed-rate advances from the FHLB had contractual interest rates ranging from 3.24% to 7.32%. The weighted-average contractual interest rates payable were 4.89% at December 31, 2009 and

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

5.13% at December 31, 2008. Advances from the FHLB mature at various dates through 2035 and are secured by residential real estate loans, commercial real estate loans and investment securities.
Long-term agreements to repurchase securities had contractual interest rates that ranged from 3.91% to 5.14%. The weighted-average contractual interest rates were 4.21% at each of December 31, 2009 and 2008. The agreements outstanding at December 31, 2009 reflect various repurchase dates through 2017, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates.
The fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are held by various trusts and were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in M&T’s Tier 1 capital. The variable rate Junior Subordinated Debentures pay interest quarterly at rates that are indexed to the three-month LIBOR. Those rates ranged from 1.13% to 3.63% at December 31, 2009 and from 4.04% to 8.17% at December 31, 2008. The weighted-average variable rates payable on those Junior Subordinated Debentures were 1.70% and 5.05% at December 31, 2009 and 2008, respectively.
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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

repayment, redemption or purchase, and (ii) M&T has obtained the prior approval of the Federal Reserve Board, if required.
Long-term borrowings at December 31, 2009 mature as follows:

(In thousands)

Year ending December 31:
2010	$2,539,820
2011	1,791,689
2012	1,560,194
2013	392,436
2014	7,113
Later years	3,948,764

$10,240,016

10.	Stockholders’ equity
M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.
Issued and outstanding preferred stock of M&T is presented below:

	Shares	Carrying	Carrying
	Issued and	Value	Value
	Outstanding	December 31, 2009	December 31, 2008
	(Dollars in thousands)

Series A(a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share, 600,000 shares authorized	600,000	$572,580	$567,463
Series B(b)
Series B Mandatory Convertible Non-cumulative Preferred Stock, $1,000 liquidation preference per share, 26,500 shares authorized	26,500	26,500	—
Series C(a)(c)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share, 151,500 shares authorized	151,500	131,155	—

(a)	Shares were issued as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). Cash proceeds were allocated between the preferred stock and a ten-year warrant to purchase M&T common stock (Series A — 1,218,522 common shares at $73.86 per share, Series C — 407,542 common shares at $55.76 per share). Dividends, if declared, will accrue and be paid quarterly at a rate of 5% per year for the first five years following the original 2008 issuance dates and thereafter at a rate of 9% per year. The agreement with the U.S. Treasury contains limitations on certain actions of M&T, including the payment of quarterly cash dividends on M&T’s common stock in excess of $.70 per share, the repurchase of its common stock during the first three years of the agreement, and the amount and nature of compensation arrangements for certain of the Company’s officers.

(b)	Shares were assumed in the Provident acquisition and a new Series B Preferred Stock was designated. In the aggregate, the shares of Series B Preferred Stock will automatically convert into 433,148 shares of M&T common stock on April 1, 2011, but shareholders may elect to convert their preferred shares at any time prior to that date. Dividends, if declared, are payable quarterly in arrears at a rate of 10% per year.

(c)	Shares were assumed in the Provident acquisition and a new Series C Preferred Stock was designated.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

11.	Stock-based compensation plans
Stock-based compensation expense was $54 million in 2009, $50 million in 2008 and $51 million in 2007. The Company recognized $17 million, $11 million and $12 million in 2009, 2008 and 2007, respectively, of income tax benefits related to stock-based compensation.
The Company’s equity incentive compensation plan allows for the issuance of various forms of stock-based compensation, including stock options, restricted stock, restricted stock units and performance-based awards. Through December 31, 2009, only stock-based compensation awards, including stock options, restricted stock and restricted stock units, that vest with the passage of time as service is provided have been issued. At December 31, 2009 and 2008, respectively, there were 6,134,264 and 3,108,342 shares available for future grant under the Company’s equity incentive compensation plan.

Stock option awards

Stock options issued generally vest over four years and are exercisable over terms not exceeding ten years and one day. The Company used an option pricing model to estimate the grant date present value of stock options granted. The weighted-average estimated grant date value per option was $5.74 in 2009, $15.85 in 2008 and $28.59 in 2007. The values were calculated using the following weighted-average assumptions: an option term of 6.5 years (representing the estimated period between grant date and exercise date based on historical data); a risk-free interest rate of 2.76% in 2009, 3.21% in 2008 and 4.79% in 2007 (representing the yield on a U.S. Treasury security with a remaining term equal to the expected option term); expected volatility of 29% in 2009, and 21% in each of 2008 and 2007 (based on historical volatility of M&T’s common stock price); and estimated dividend yields of 7.20% in 2009, 3.07% in 2008 and 1.98% in 2007 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date). Based on historical data and projected employee turnover rates, the Company reduced the estimated value of stock options for purposes of recognizing stock-based compensation expense by 7% to reflect the probability of forfeiture prior to vesting. Aggregate fair value of options expected to vest that were granted in 2009, 2008 and 2007 were $340,000, $46 million and $48 million, respectively.
A summary of stock option activity follows:

	Stock	Weighted-Average		Aggregate
	Options	Exercise	Life	Intrinsic Value
	Outstanding	Price	(In Years)	(In Thousands)

Outstanding at January 1, 2009	13,029,399	$90.42
Granted	59,253	38.91
Acquired	626,433	131.96
Exercised	(592,500)	42.55
Cancelled	(119,873)	102.60
Expired	(822,695)	91.41

Outstanding at December 31, 2009	12,180,017	$94.45	5.2	$6,711

Exercisable at December 31, 2009	8,045,676	$91.37	4.0	$5,035

For 2009, 2008 and 2007, M&T received $15 million, $25 million and $66 million, respectively, in cash and realized tax benefits from the exercise of stock options of $3 million, $4 million and $17 million, respectively. The intrinsic value of stock options exercised during those periods was $6 million, $13 million and $55 million, respectively. As of December 31, 2009, there was $15 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total grant date fair value of stock options vested during 2009, 2008 and 2007 was $37 million, $36 million and $39 million, respectively. Upon the exercise of stock options, the Company generally issues shares from treasury stock to the extent available, but may also issue new shares.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Restricted stock awards

Restricted stock awards are comprised of restricted stock and restricted stock units. Restricted stock awards vest over four years. Unrecognized compensation expense associated with restricted stock was $17 million as of December 31, 2009 and is expected to be recognized over a weighted-average period of 1.7 years. The Company generally will issue restricted shares from treasury stock to the extent available, but may also issue new shares. During 2009 and 2008, the number of shares of restricted stock issued was 709,415 and 37,747, respectively, with a weighted-average grant date fair value of $27,932,000 and $3,446,000, respectively. Unrecognized compensation expense associated with restricted stock units was $6 million as of December 31, 2009 and is expected to be recognized over a weighted-average period of 1.4 years. During 2009, the number of restricted stock units issued was 578,131 with a weighted-average grant date fair value of $22,663,000.
A summary of restricted stock and restricted stock unit activity follows:

	Restricted	Weighted-	Restricted	Weighted-
	Stock Units	Average	Stock	Average
	Outstanding	Grant Price	Outstanding	Grant Price

Unvested at January 1, 2009	—	$—	45,704	$98.97
Granted	578,131	39.20	709,415	39.37
Vested	(10,895)	38.91	(6,133)	103.98
Cancelled	(787)	38.91	(15,299)	40.28

Unvested at December 31, 2009	566,449	$39.21	733,687	$42.52

Stock purchase plan

The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock through accumulated payroll deductions. Shares of M&T common stock will be issued at the end of an option period, typically one year or six months. In connection with the employee stock purchase plan, 1,000,000 shares of M&T common stock were authorized for issuance, of which 398,481 shares have been issued. There were 3,149 shares issued in 2009, 2,377 shares were issued in 2008 and no shares were issued in 2007. For 2009 and 2008, respectively, M&T received $100,000 and $173,000 in cash for shares purchased through the employee stock purchase plan.
The Company used an option pricing model to estimate the grant date present value of purchase rights under the stock purchase plan. The estimated weighted-average grant date value per right was $16.39 in 2009, $12.79 in 2008 and $15.04 in 2007. Such values were calculated using the following weighted-average assumptions: a term of six months to one year (representing the period between grant date and exercise date); a risk-free interest rate of 0.45% in 2009, 2.05% in 2008 and 4.39% in 2007 (representing the yield on a U.S. Treasury security with a like term); expected volatility of 69% in 2009, 34% in 2008 and 20% in 2007 (based on historical volatility of M&T’s common stock price); and an estimated dividend yield of 4.77% in 2009, 3.84% in 2008 and 2.63% in 2007 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date).

Deferred bonus plan

The Company provides a deferred bonus plan pursuant to which eligible employees may elect to defer all or a portion of their current annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants could elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 54,386 and 54,782 at December 31, 2009 and 2008, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet. Through December 31, 2009, 111,885 shares have been issued in connection with the deferred bonus plan.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Directors’ stock plan

The Company maintains a compensation plan for non-employee members of the Company’s boards of directors and directors advisory councils that allows such members to receive all or a portion of their compensation in shares of M&T common stock. Through December 31, 2009, 134,176 shares had been issued in connection with the directors’ stock plan.
Through an acquisition, the Company assumed an obligation to issue shares of M&T common stock related to a deferred directors compensation plan. Shares of common stock issuable under such plan were 20,784 and 23,665 at December 31, 2009 and 2008, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet.

Management stock ownership program

Through an acquisition, M&T obtained loans that are secured by M&T common stock purchased by former executives of the acquired entity. At December 31, 2009 and 2008, the loan amounts owed M&T were less than the fair value of the financed stock purchased and totaled approximately $4 million. Such loans are classified as a reduction of “additional paid-in capital” in the consolidated balance sheet. The amounts are due to M&T no later than October 5, 2010.

12.	Pension plans and other postretirement benefits
The Company provides pension (defined benefit and defined contribution plans) and other postretirement benefits (including defined benefit health care and life insurance plans) to qualified retired employees. The Company uses a December 31 measurement date for all of its plans.

Net periodic pension expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2009	2008	2007
	(In thousands)

Service cost	$19,483	$19,409	$21,138
Interest cost on benefit obligation	46,107	42,544	38,120
Expected return on plan assets	(46,976)	(46,092)	(40,152)
Amortization of prior service cost	(6,559)	(6,559)	(6,559)
Recognized net actuarial loss	8,292	3,942	5,993

Net periodic pension expense	$20,347	$13,244	$18,540

Net other postretirement benefits expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2009	2008	2007
	(In thousands)

Service cost	$353	$559	$596
Interest cost on benefit obligation	3,302	4,033	3,811
Amortization of prior service cost	243	275	170
Recognized net actuarial loss	(19)	42	359

Net other postretirement benefits expense	$3,879	$4,909	$4,936

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Data relating to the funding position of the defined benefit plans were as follows:

			Other
	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$750,913	$740,464	$62,950	$71,150
Service cost	19,483	19,409	353	559
Interest cost	46,107	42,544	3,302	4,033
Plan participants’ contributions	—	—	3,138	2,639
Actuarial (gain) loss	26,694	(12,483)	(5,209)	(5,342)
Settlements/curtailments	(7,232)	—	—	—
Business combinations	58,239	—	343	—
Medicare Part D reimbursement	—	—	870	114
Benefits paid	(37,082)	(39,021)	(9,172)	(10,203)

Benefit obligation at end of year	857,122	750,913	56,575	62,950

Change in plan assets:
Fair value of plan assets at beginning of year	550,671	625,581	—	—
Actual return on plan assets	158,945	(179,523)	—	—
Employer contributions	48,528	143,634	5,164	7,450
Business combinations	51,657	—	—	—
Plan participants’ contributions	—	—	3,138	2,639
Medicare Part D reimbursement	—	—	870	114
Settlements	(5,839)	—	—	—
Benefits and other payments	(37,082)	(39,021)	(9,172)	(10,203)

Fair value of plan assets at end of year	766,880	550,671	—	—

Funded status	$(90,242)	$(200,242)	$(56,575)	$(62,950)

Assets and liabilities recognized in the consolidated balance sheet were:
Net prepaid asset	$6,266	$—	$—	$—
Accrued liabilities	(96,508)	(200,242)	(56,575)	(62,950)

Amounts recognized in accumulated other comprehensive income (“AOCI”) were:
Net loss (gain)	$239,219	$334,169	$(3,663)	$1,527
Net prior service cost	(43,131)	(49,690)	243	485

Pre-tax adjustment to AOCI	196,088	284,479	(3,420)	2,012
Taxes	(76,950)	(111,373)	1,328	(788)

Net adjustment to AOCI	$119,138	$173,106	$(2,092)	$1,224

The Company has an unfunded supplemental pension plan for certain key executives. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan were $63,705,000 and $63,640,000, respectively, as of December 31, 2009 and $48,096,000 and $47,977,000, respectively, as of December 31, 2008. Included in the amounts for 2009 was approximately $15 million assumed in the Provident acquisition.
The accumulated benefit obligation for all defined benefit pension plans was $843,279,000 and $740,825,000 at December 31, 2009 and 2008, respectively. As of December 31, 2009, the accumulated benefit obligation for those defined benefit pension plans in which the ABO exceeded plan assets totaled $797,101,000 (including $63,640,000 related to the unfunded supplemental pension plan). As of

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

December 31, 2008, all defined benefit pension plans had accumulated benefit obligations (including $47,977,000 related to the unfunded supplemental pension plan) in excess of plan assets.
GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of other comprehensive income. As indicated in the preceding table, as of December 31, 2009 the Company recorded a minimum liability adjustment of $192,668,000 ($196,088,000 related to pension plans and $(3,420,000) related to other postretirement benefits) with a corresponding reduction of stockholders’ equity, net of applicable deferred taxes, of $117,046,000. Of the $196,088,000 related to pension plans, $9,907,000 was related to unfunded nonqualified defined benefit plans. In aggregate, the benefit plans incurred gains during 2009 that resulted from actual experience differing from the plan assumptions utilized and from changes in actuarial assumptions. The main factor contributing to those gains was a positive return on assets in the qualified defined benefit pension plans of approximately $159 million as compared with an expected gain of approximately $47 million. As a result, the Company decreased its minimum liability adjustment from that which was recorded at December 31, 2008 by $93,823,000 with a corresponding increase to stockholders’ equity that, net of applicable deferred taxes, was $57,284,000. The table below reflects the changes in plan assets and benefit obligations recognized in other comprehensive income related to the Company’s postretirement benefit plans.

		Other
		Postretirement
	Pension Plans	Benefit Plans	Total
	(In thousands)

2009
Net loss (gain)	$(85,265)	$(5,209)	$(90,474)
Amortization of prior service (cost) credit	6,559	(242)	6,317
Amortization of (loss) gain	(9,685)	19	(9,666)

Total recognized in other comprehensive income, pre-tax	$(88,391)	$(5,432)	$(93,823)

2008
Net loss (gain)	$213,239	$(5,378)	$207,861
Amortization of prior service (cost) credit	6,559	(275)	6,284
Amortization of (loss) gain	(3,942)	(42)	(3,984)

Total recognized in other comprehensive income, pre-tax	$215,856	$(5,695)	$210,161

The following table reflects the amortization of amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit expense during 2010:

		Other
		Postretirement
	Pension Plans	Benefit Plans
	(In thousands)

Amortization of net prior service cost (credit)	$(6,644)	$156
Amortization of net loss (gain)	13,158	(25)

The Company also provides a qualified defined contribution pension plan to eligible employees who were not participants in the defined benefit pension plan as of December 31, 2005 and to other employees who have elected to participate in the defined contribution plan. The Company makes contributions to the defined contribution plan each year in an amount that is based on an individual participant’s total compensation (generally defined as total wages, incentive compensation, commissions and bonuses) and years of service. Participants do not contribute to the defined contribution pension

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

plan. Pension expense recorded in 2009, 2008 and 2007 associated with the defined contribution pension plan was approximately $11 million, $10 million and $8 million, respectively.

Assumptions

The assumed weighted-average rates used to determine benefit obligations at December 31 were:

			Other
	Pension		Postretirement
	Benefits		Benefits
	2009	2008	2009	2008

Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of increase in future compensation levels	4.50%	4.60%	—	—

The assumed weighted-average rates used to determine net benefit expense for the years ended December 31 were:

				Other
	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Discount rate	6.00%	6.00%	5.75%	6.00%	6.00%	5.75%
Long-term rate of return on plan assets	6.50%	7.50%	8.00%	—	—	—
Rate of increase in future compensation levels	4.60%	4.60%	4.70%	—	—	—

On December 1, 2007, pension and other benefit obligations were assumed as a result of the acquisition of Partners Trust. Initial liabilities and net costs were determined using a 6.00% discount rate and other assumptions as noted above. Partners Trust had previously frozen all pension benefit accruals and participation in its plan. On May 23, 2009, pension and other obligations were assumed as a result of the acquisition of Provident. Initial liabilities and net costs were determined using a 7.00% discount rate and 4.50% expected return on assets. All future benefit accruals related to the former Provident qualified pension plan were frozen.
The expected long-term rate of return assumption as of each measurement date was developed through analysis of historical market returns, current market conditions, anticipated future asset allocations, the funds’ past experience, and expectations on potential future market returns. The expected rate of return assumption represents a long-term average view of the performance of the plan assets, a return that may or may not be achieved during any one calendar year.
For measurement of other postretirement benefits, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010. The rate was assumed to decrease gradually to 6% over 3 years and gradually to 5% over 30 years. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have had the following effects:

	+1%	-1%
	(In thousands)

Increase (decrease) in:
Service and interest cost	$155	$(138)
Accumulated postretirement benefit obligation	2,864	(2,559)

Plan Assets

The Company’s policy is to invest the pension plan assets in a prudent manner for the purpose of providing benefit payments to participants and mitigating reasonable expenses of administration. The Company’s investment strategy is designed to provide a total return that, over the long-term, places a strong emphasis on the preservation of capital. The strategy attempts to maximize investment returns on assets at a level of risk deemed appropriate by the Company while complying with applicable regulations and laws. The investment strategy utilizes asset allocation as a principal determinant for establishing an

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

appropriate risk profile. The target allocations for plan assets are generally 55 to 70 percent equity securities, 25 to 40 percent debt securities, and 3 to 10 percent money-market funds or other short-term investments. Equity securities include investments in large-cap and mid-cap companies located in the United States, equity mutual funds with international investments, and, to a lesser extent, direct investments in foreign-based companies. Debt securities include corporate bonds of companies from diversified industries, mortgage-backed securities guaranteed by government agencies, U.S. Treasury securities, and mutual funds that invest in debt securities. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. Furthermore, management regularly reviews the investment policy and may, if deemed appropriate, make changes to the target allocations noted above.
The fair values of the Company’s pension plan assets at December 31, 2009, by asset category, are as follows:

	Fair Value Measurement of Plan Assets At December 31, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Asset category:
Money market funds	$27,560	27,560	—	—
Equity securities:
M&T	82,136	82,136	—	—
Domestic(a)	162,401	162,401	—	—
International	8,021	8,021	—	—
Mutual funds:
Domestic	40,195	40,195	—	—
International	130,767	130,767	—	—

	423,520	423,520	—	—

Debt securities:
Corporate(b)	194,515	—	194,515	—
Government	50,054	—	50,054	—
International	5,440	—	5,440	—
Mutual funds:
Domestic(c)	38,833	38,833	—	—
International	23,320	23,320	—	—

	312,162	62,153	250,009	—

Total(d)	$763,242	513,233	250,009	—

(a)	This category is comprised of equities of companies primarily within the mid-cap and large-cap sector of the U.S. economy and range across diverse industries.

(b)	This category represents investment grade bonds of U.S. issuers from diverse industries.

(c)	Approximately 30% of the mutual funds are invested in investment grade bonds of U.S. issuers and 70% in high-yielding bonds. The holdings within the funds are spread across diverse industries.

(d)	Excludes dividends and interest receivable totaling $3,638,000.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Pension plan assets included common stock of M&T with a fair value of $82,136,000 (10.7% of total plan assets) at December 31, 2009 and $18,826,000 (3% of total plan assets) at December 31, 2008. No other investment in securities of a non-U.S. Government or government agency issuer exceeded ten percent of plan assets at December 31, 2009. Pension plan assets also included American Depositary Shares of AIB (“AIB ADSs”) with a fair value of $495,000 and $661,000 at December 31, 2009 and 2008, respectively (see note 24).
The Company makes contributions to its funded qualified defined benefit pension plans as required by government regulation or as deemed appropriate by management after considering factors such as the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plans. Subject to the impact of actual events and circumstances that may occur in 2010, the Company may make contributions to the qualified defined benefit pension plans in 2010, but the amount of any such contribution has not yet been determined. No minimum contribution is required in 2010 under government regulations for the qualified defined benefit pension plans. The Company’s contributions to the qualified defined benefit pension plans totaled $44 million in the form of common stock of M&T in 2009 and $140 million in cash in 2008. The Company regularly funds the payment of benefit obligations for the supplemental defined benefit pension and postretirement benefit plans because such plans do not hold assets for investment. Payments made by the Company for supplemental pension benefits were $4,239,000 and $3,634,000 in 2009 and 2008, respectively. Payments made by the Company for postretirement benefits were $5,164,000 and $7,450,000 in 2009 and 2008, respectively. Payments for supplemental pension and other postretirement benefits for 2010 are not expected to differ from those made in 2009 by an amount that will be material to the Company’s consolidated financial position.
Estimated benefits expected to be paid in future years related to the Company’s defined benefit pension and other postretirement benefits plans are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(In thousands)

Year ending December 31:
2010	$40,169	$6,380
2011	43,008	6,234
2012	45,477	6,098
2013	46,710	5,977
2014	51,733	5,845
2015 through 2019	300,798	26,760

The Company has a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. Employee benefits expense resulting from the Company’s contributions to the RSP totaled $23,719,000, $23,311,000 and $21,749,000 in 2009, 2008 and 2007, respectively.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

13.	Income taxes
The components of income tax expense (benefit) were as follows:

	Year Ended December 31
	2009	2008	2007
	(In thousands)

Current
Federal	$52,792	$231,426	$321,604
State and city	4,107	(30,514)	32,344

Total current	56,899	200,912	353,948

Deferred
Federal	67,372	(10,095)	(40,707)
State and city	15,129	(6,925)	(3,963)

Total deferred	82,501	(17,020)	(44,670)

Total income taxes applicable to pre-tax income	$139,400	$183,892	$309,278

Total current income taxes for 2009 reflect a $10 million reversal of taxes accrued in earlier periods for previously uncertain tax positions in various jurisdictions because the applicable income tax returns are no longer subject to further examination by taxing authorities. Total current income taxes for 2008 reflect the resolution of previously uncertain tax positions related to the Company’s activities in various jurisdictions during the years 1999-2007 that allowed the Company to reduce previously accrued income taxes by $40 million.
The Company files a consolidated federal income tax return reflecting taxable income earned by all subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with GAAP, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2009, M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $79,121,000. No actions are planned that would cause this reserve to become wholly or partially taxable.
Income taxes attributable to gains or losses on bank investment securities were benefits of $53,824,000, $57,859,000 and $49,308,000 in 2009, 2008 and 2007, respectively. No alternative minimum tax expense was recognized in 2009, 2008 or 2007.
Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year Ended December 31
	2009	2008	2007
	(In thousands)

Income taxes at statutory rate	$181,752	$258,923	$337,238
Increase (decrease) in taxes:
Tax-exempt income	(31,071)	(31,668)	(30,149)
State and city income taxes, net of federal income tax effect	12,503	(24,335)	18,448
Low income housing credits	(20,749)	(21,170)	(19,092)
Other	(3,035)	2,142	2,833

	$139,400	$183,892	$309,278

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2009	2008	2007
	(In thousands)

Losses on loans and other assets	$642,427	$389,177	$333,705
Postretirement and other employee benefits	46,316	43,874	46,619
Incentive compensation plans	27,835	28,489	31,730
Interest on loans	35,772	38,835	32,587
Retirement benefits	14,305	62,185	28,912
Stock-based compensation	69,881	58,837	52,841
Unrealized investment losses	140,821	331,616	12,836
Depreciation and amortization	6,274	10,141	7,163
Capitalized servicing rights	—	3,243	—
Other	40,281	28,478	38,249

Gross deferred tax assets	1,023,912	994,875	584,642

Leasing transactions	(306,799)	(316,444)	(313,812)
Capitalized servicing rights	(8,412)	—	(7,133)
Interest on subordinated note exchange	(15,051)	(16,264)	(17,118)
Other	(32,617)	(9,691)	(10,791)

Gross deferred tax liabilities	(362,879)	(342,399)	(348,854)

Net deferred tax asset	$661,033	$652,476	$235,788

The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.
The income tax credits shown in the statement of income of M&T in note 26 arise principally from operating losses before dividends from subsidiaries.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Federal,		Unrecognized
	State and	Accrued	Income Tax
	Local Tax	Interest	Benefits
	(In thousands)

Gross unrecognized tax benefits at January 1, 2007	$96,979	$14,287	$111,266
Increases in unrecognized tax benefits as a result of tax positions taken during 2007	17,760	—	17,760
Increases in unrecognized tax benefits as a result of tax positions taken during prior years	—	10,571	10,571
Elimination of unrecognized tax benefits as a result of the conclusion of litigation with a taxing authority	(1,885)	(634)	(2,519)
Unrecognized tax benefits acquired in a business combination	7,190	2,144	9,334

Gross unrecognized tax benefits at December 31, 2007	120,044	26,368	146,412
Increases in unrecognized tax benefits as a result of tax positions taken during 2008	2,405	—	2,405
Increases in unrecognized tax benefits as a result of tax positions taken during prior years	—	15,837	15,837
Decreases in unrecognized tax benefits as a result of tax positions taken during prior years	(52,399)	(15,533)	(67,932)
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(31,763)	(9,116)	(40,879)

Gross unrecognized tax benefits at December 31, 2008	38,287	17,556	55,843
Increases in unrecognized tax benefits as a result of tax positions taken during 2009	400	—	400
Increases in unrecognized tax benefits as a result of tax positions taken during prior years	—	3,675	3,675
Decreases in unrecognized tax benefits because applicable returns are no longer subject to examination	(9,902)	(1,392)	(11,294)
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(825)	(331)	(1,156)
Unrecognized tax benefits acquired in a business combination	337	—	337

Gross unrecognized tax benefits at December 31, 2009	$28,297	$19,508	47,805

Less: Federal, state and local income tax benefits			(16,267)

Net unrecognized tax benefits at December 31, 2009 that, if recognized, would impact the effective income tax rate			$31,538

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the consolidated statement of income. The balance of accrued interest at December 31, 2009 is included in the table above. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should determinations rendered by tax authorities ultimately indicate that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Under statute, the Company’s federal income tax returns for the years 2006-2008 could be adjusted by the Internal Revenue Service (“IRS”), although examinations for those tax years have been concluded. The Company is appealing the sole issue raised by the IRS in its examination of 2007 and would anticipate that any settlement or resolution within the next twelve months would not materially impact the effective tax rate. The Company also files income tax returns in over forty state and local jurisdictions. Substantially all material state and local matters have been concluded for years through 2001. Some tax returns for years after 2001 are presently under examination. It is not reasonably possible to estimate when any of those examinations will be completed or if others will be commenced.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

14.	Earnings per common share
The computations of basic earnings per common share follow:

	Year Ended December 31
	2009	2008	2007
	(In thousands, except per share)

Income available to common stockholders:
Net income	$379,891	$555,887	$654,259
Less: Preferred stock dividends(a)	(36,081)	(667)	—
Amortization of preferred stock discount(a)	(8,130)	(124)	—
Income attributable to unvested stock-based compensation awards	(3,674)	—	—

Net income available to common stockholders	$332,006	$555,096	$654,259
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	115,838	110,211	108,129
Less: Unvested stock-based compensation awards	(1,178)	—	—

Weighted-average shares outstanding	114,660	110,211	108,129
Basic earnings per common share	$2.90	$5.04	$6.05

(a)	Including impact of not as yet declared cumulative dividends.

The computations of diluted earnings per common share follow:

	Year Ended December 31
	2009	2008	2007
	(In thousands, except per share)

Net income available to common stockholders	$332,006	$555,096	$654,259
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	115,838	110,211	108,129
Less: Unvested stock-based compensation awards	(1,178)	—	—
Plus: Incremental shares from assumed conversion of stock-based compensation awards and convertible preferred stock	116	693	1,883

Adjusted weighted-average shares outstanding	114,776	110,904	110,012
Diluted earnings per common share	$2.89	$5.01	$5.95

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
Stock-based compensation awards, warrants to purchase common stock of M&T and preferred stock convertible into shares of M&T common stock representing approximately 15,040,000, 10,082,000 and 3,667,000 common shares during 2009, 2008 and 2007, respectively, were not included in the computations of diluted earnings per common share because the effect on those years would be antidilutive.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

15.	Comprehensive income
The following table displays the components of other comprehensive income:

	Before-tax	Income
	Amount	Taxes	Net
	(In thousands)

For the year ended December 31, 2009
Unrealized gains (losses) on investment securities:
Available-for-sale (“AFS”) investment securities with other-than-temporary impairment (“OTTI”):
Securities with OTTI charges	$(264,363)	$103,409	$(160,954)
Less: OTTI charges recognized in net income	(138,297)	54,115	(84,182)

Net unrealized losses on investment securities with OTTI	(126,066)	49,294	(76,772)
AFS investment securities — all other:
Unrealized holding gains	375,733	(144,228)	231,505
Less: reclassification adjustment for gains realized in net income	219	(85)	134
Less: securities with OTTI charges	(264,363)	103,409	(160,954)

	639,877	(247,552)	392,325
Reclassification of unrealized holding losses to income on investment securities
previously transferred from AFS to held to maturity (“HTM”)	14,027	7,463	21,490

Net unrealized gains on investment securities	527,838	(190,795)	337,043

Reclassification of losses on terminated cash flow hedges to income	10,761	(4,204)	6,557
Defined benefit plans liability adjustment	93,823	(36,539)	57,284

	$632,422	$(231,538)	$400,884

For the year ended December 31, 2008
Unrealized losses on AFS investment securities:
Unrealized holding losses	$(1,001,417)	$331,461	$(669,956)
Add: transfer of investment securities from AFS to HTM	86,943	(20,972)	65,971
Less: reclassification adjustment for losses recognized in net income	(180,274)	10,863	(169,411)

	(734,200)	299,626	(434,574)
Unrealized holding losses on investment securities transferred from AFS to HTM:
Unrealized holding losses transferred	(86,943)	20,972	(65,971)
Reclassification of unrealized holding losses to income	5,101	(1,818)	3,283

	(81,842)	19,154	(62,688)

Net unrealized losses on investment securities	(816,042)	318,780	(497,262)
Cash flow hedges:
Unrealized losses on terminated cash flow hedges	(20,225)	7,887	(12,338)
Reclassification of losses on terminated cash flow hedges to income	25,234	(9,848)	15,386

	5,009	(1,961)	3,048
Defined benefit plans liability adjustment	(210,161)	82,316	(127,845)

	$(1,021,194)	$399,135	$(622,059)

For the year ended December 31, 2007
Unrealized losses on AFS investment securities:
Unrealized holding losses	$(149,854)	$38,971	$(110,883)
Less: reclassification adjustment for losses recognized in net income	(126,096)	49,308	(76,788)

	(23,758)	(10,337)	(34,095)
Unrealized losses on cash flow hedges	(14,696)	5,765	(8,931)
Defined benefit plans liability adjustment	(29,996)	11,774	(18,222)

	$(68,450)	$7,202	$(61,248)

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

During the third quarter of 2008 the Company transferred private collateralized mortgage obligations having a fair value of $298 million and a cost basis of $385 million from its available-for-sale investment securities portfolio to the held-to-maturity portfolio.
Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

	Investment	All Other	Cash	Defined
	Securities	Investment	Flow	Benefit
	With OTTI	Securities	Hedges	Plans	Total
	(In thousands)

Balance at January 1, 2007	$—	$(25,311)	$—	$(28,263)	$(53,574)
Net gain (loss) during 2007	—	(34,095)	(8,931)	(18,222)	(61,248)

Balance at December 31, 2007	—	(59,406)	(8,931)	(46,485)	(114,822)
Net gain (loss) during 2008	—	(497,262)	3,048	(127,845)	(622,059)

Balance at December 31, 2008	—	(556,668)	(5,883)	(174,330)	(736,881)
Net gain (loss) during 2009	(76,772)	413,815	6,557	57,284	400,884

Balance at December 31, 2009	$(76,772)	$(142,853)	$674	$(117,046)	$(335,997)

16.	Other income and other expense
The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either “other revenues from operations” or “other costs of operations” in the consolidated statement of income:

	Year Ended December 31
	2009	2008	2007
	(In thousands)

Other income:
Bank owned life insurance	$49,152	$49,006	$46,723
Credit-related fee income	56,150	55,293
Letter of credit fees	44,005
Other expense:
Professional services	117,523	112,632	95,912
Amortization of capitalized servicing rights	62,268	65,722	62,931
Advertising and promotion	39,364

17.	International activities
The Company engages in certain international activities consisting largely of collecting Eurodollar deposits, engaging in foreign currency trading, providing credit to support the international activities of domestic companies and holding certain loans to foreign borrowers. Net assets identified with international activities amounted to $61,849,000 and $98,767,000 at December 31, 2009 and 2008, respectively. Such assets included $55,336,000 and $91,472,000, respectively, of loans to foreign borrowers. Deposits at M&T Bank’s offshore branch office were $1,050,438,000 and $4,047,986,000 at December 31, 2009 and 2008, respectively. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable.

18.	Derivative financial instruments
As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of December 31, 2009.
The net effect of interest rate swap agreements was to increase net interest income by $38 million and $16 million in 2009 and 2008, respectively, and to decrease net interest income in 2007 by $3 million. The average notional amounts of interest rate swap agreements impacting net interest income that were entered into for interest rate risk management purposes was $1.08 billion in 2009, $1.27 billion in 2008 and $1.41 billion in 2007.
Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional	Average	Weighted-Average Rate		Estimated Fair
	Amount	Maturity	Fixed	Variable	Value Gain
	(In thousands)	(In years)			(In thousands)

December 31, 2009
Fair value hedges:
Fixed rate time deposits(a)	$25,000	3.7	5.30%	0.34%	$503
Fixed rate long-term borrowings(a)	1,037,241	6.5	6.33	2.12	53,983

	$1,062,241	6.4	6.30%	2.07%	$54,486

December 31, 2008
Fair value hedges:
Fixed rate time deposits(a)	$70,000	6.1	5.14%	2.04%	$2,300
Fixed rate long-term borrowings(a)	1,037,241	7.5	6.33	4.28	143,811

	$1,107,241	7.4	6.25%	4.14%	$146,111

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

In response to changes in its interest rate risk profile, during 2008 the Company terminated interest rate swap agreements with a notional amount of $1.5 billion that had originally been entered into as cash flow hedges of variable rate long-term borrowings. The Company recognized a $37 million loss as a result of the termination. Amounts pertaining to these interest rate swap agreements that were reclassified from accumulated other comprehensive income to increase interest expense were $11 million and $26 million for 2009 and 2008, respectively.
The notional amount of interest rate swap agreements entered into for risk management purposes that were outstanding at December 31, 2009 mature as follows:

(In thousands)

Year ending December 31:
2010	$147,241
2011	—
2012	—
2013	—
2014	—
Later years	915,000

$1,062,241

The Company utilizes commitments to sell residential and commercial real estate loans to hedge the exposure to changes in the fair value of real estate loans held for sale. Such commitments have generally been designated as fair value hedges. The Company also utilizes commitments to sell real estate

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

loans to offset the exposure to changes in fair value of certain commitments to originate real estate loans for sale.
Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values of $13.9 billion and $14.6 billion at December 31, 2009 and 2008, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $608 million and $713 million at December 31, 2009 and 2008, respectively.
Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	December 31		December 31
	2009	2008	2009	2008
	(In thousands)

Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements(a)	$54,486	$146,111	$—	$—
Commitments to sell real estate loans(a)	6,009	1,128	171	13,604

	60,495	147,239	171	13,604
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale(a)	4,428	11,132	4,508	2,988
Commitments to sell real estate loans(a)	13,293	5,875	1,360	8,876
Trading:
Interest rate contracts(b)	317,651	513,230	290,104	481,671
Foreign exchange and other option and futures contracts(b)	11,908	38,885	12,094	39,408

	347,280	569,122	308,066	532,943

Total derivatives	$407,775	$716,361	$308,237	$546,547

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.

(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

	Amount of Unrealized Gain (Loss) Recognized
	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2008		December 31, 2007
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)

Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate time deposits(a)	$(1,797)	1,789	883	(895)	3,797	(3,724)
Fixed rate long-term borrowings(a)	(91,093)	85,679	127,563	(121,898)	26,660	(26,537)

Total	$(92,890)	87,468	128,446	(122,793)	30,457	(30,261)

Derivatives not designated as hedging instruments
Trading:
Interest rate contracts(b)	$(3,622)		6,529		9,046
Foreign exchange and other option and futures contracts(b)	337		(1,209)		208

Total	$(3,285)		5,320		9,254

(a)	Reported as other revenues from operations.

(b)	Reported as trading account and foreign exchange gains.

In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans, which are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $20 million and $9 million at December 31, 2009 and 2008, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.
The aggregate fair value of derivative financial instruments in a net liability position at December 31, 2009 for which the Company was required to post collateral was $225 million. The fair value of collateral posted for such instruments was $221 million.
The Company’s credit exposure with respect to the estimated fair value as of December 31, 2009 of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparties as well as counterparty postings of $35 million of collateral with the Company.

19.	Variable interest entities and asset securitizations

Variable interest entities
Variable interest entities in which the Company holds a significant variable interest are described below.
M&T has a variable interest in a trust that holds AIB ADSs for the purpose of satisfying options to purchase such shares for certain employees. The trust purchased the AIB ADSs with the proceeds of a loan from an entity subsequently acquired by M&T. Proceeds from option exercises and any dividends and other earnings on the trust assets are used to repay the loan plus interest. Option holders have no preferential right with respect to the trust assets and the trust assets are subject to the claims of M&T’s creditors. The trust has been included in the Company’s consolidated financial statements. As a result,

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

included in investment securities available for sale were 591,813 AIB ADSs with a carrying value of approximately $2 million at December 31, 2009 and $3 million at December 31, 2008. Outstanding options granted to employees who have continued service with M&T totaled 189,450 and 304,210 at December 31, 2009 and 2008, respectively. All outstanding options were fully vested and exercisable at both December 31, 2009 and 2008. The options expire at various dates through June 2012. The AIB ADSs are included in available for sale investment securities and have a fair value of $2 million and an amortized cost of $13 million at December 31, 2009.
As described in note 9, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At December 31, 2009 and 2008, the Company included the Junior Subordinated Debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $34 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 9.
The Company has invested as a limited partner in various real estate partnerships that collectively had total assets of approximately $1.0 billion and $593 million at December 31, 2009 and 2008, respectively. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $246 million, including $89 million of unfunded commitments, at December 31, 2009 and $188 million, including $64 million of unfunded commitments, at December 31, 2008. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. In accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.

Securitizations
In 2009, 2008 and 2007, the Company securitized approximately $141 million, $875 million and $948 million, respectively, of one-to-four family residential mortgage loans in guaranteed mortgage securitizations with Fannie Mae. The Company recognized no gain or loss on the transactions as it retained all of the resulting securities. Such securities were classified as investment securities available for sale. The Company expects no material credit-related losses on the retained securities as a result of the guarantees by Fannie Mae.
In 2002 and 2003, the Company transferred approximately $1.9 billion of one-to-four family residential mortgage loans to qualified special purpose trusts in non-recourse securitization transactions. In exchange for the loans, the Company received cash, no more than 88% of the resulting securities, and the servicing rights to the loans. All of the retained securities were classified as investment securities available for sale. The qualified special purpose trusts are not included in the Company’s consolidated financial statements, however, coincident with the Company’s adoption of newly required consolidation rules such trusts will be included in the Company’s consolidated financial statements beginning January 1, 2010. Because the transactions were non-recourse, the Company’s maximum exposure to loss as a result of its association with the trusts is limited to realizing the carrying value of the retained securities and servicing rights. The combined outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trusts was $433 million at December 31, 2009 and $540 million at December 31, 2008. The principal amount of such securities held by the Company was $369 million and $460 million at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, loans of the trusts that were 30 or more days delinquent totaled $17 million and $15 million, respectively. Credit losses, net of recoveries, for the trusts in 2009 and 2008 were insignificant. There were no significant repurchases of

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

delinquent or foreclosed loans from the trusts by the Company in 2009 or 2008. The Company has not provided financial or other support to the trusts during 2009 or 2008 that was not contractually required. Certain cash flows between the Company and the trusts were as follows:

	Year Ended December 31
	2009	2008
	(In thousands)

Principal and interest payments on retained securities	$115,830	$109,779
Servicing fees received	1,312	1,571

A summary of the fair values of retained subordinated interests resulting from the Company’s residential mortgage loan securitization activities follows. Although the estimated fair values of the retained subordinated interests were obtained from independent pricing sources, the Company has modeled the sensitivity of such fair values to changes in certain assumptions as summarized in the table below. These calculated sensitivities are hypothetical and actual changes in the fair value may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair values is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous. The hypothetical effect of adverse changes on the Company’s retained capitalized servicing assets at December 31, 2009 is included in note 7.

		Weighted-	Weighted-	Annual
		Average	Average	Expected
	Fair	Prepayment	Discount	Credit
	Value	Speed	Rate	Defaults
	(Dollars in thousands)

Retained subordinated interests:
As of securitization date	$91,705	23.81%	7.68%	0.09%
As of December 31, 2009	30,875	10.44%	13.86%	0.11%

Impact on fair value of 10% adverse change		$(324)	$(1,327)	$(47)
Impact on fair value of 20% adverse change		(659)	(2,547)	(99)

The subordinated retained securities do not have pro rata participation in loan principal prepayments for the first seven years of each securitization. The assumed weighted-average discount rate is 815 basis points higher than the weighted-average coupon of the underlying mortgage loans at December 31, 2009.

20.	Fair value measurements
GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections as of December 31, 2009.
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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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
Due to the severe disruption in the credit markets during the second half of 2008 and continuing into 2009, trading activity in privately issued mortgage-backed securities was very limited. The markets for such securities were generally characterized by a sharp reduction of non-agency mortgage-backed securities issuances, a significant reduction in trading volumes and extremely wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices were generally obtained for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. Because of the inactivity in the markets and the lack of observable valuation inputs, the Company has classified the valuation of its privately issued mortgage-backed securities as Level 3.
In April 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting rules that provided guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. The Company has concluded that there has been a significant decline in the volume and level of activity in the market for privately issued mortgage-backed securities. Therefore, the Company supplemented its determination of fair value for many of its privately issued mortgage-backed securities by obtaining pricing indications from two independent sources at December 31, 2009. However, the Company could not readily ascertain that the basis of such valuations could be ascribed to orderly and observable trades in the market for privately issued residential mortgage-backed securities. As a result, the Company also performed internal modeling to estimate the cash flows and fair value of 148 of its privately issued residential mortgage-backed securities with an amortized cost basis of $1.9 billion at December 31, 2009. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds, including estimates about the timing and amount of credit losses and prepayments. In estimating those cash flows, the Company used conservative assumptions as to future delinquency, defaults and loss rates, including assumptions for further home price depreciation. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities given

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

the conservative nature of the cash flow modeling performed in the Company’s assessment of value. To determine the point within the range of potential values that was most representative of fair value under current market conditions for each of the 148 bonds, the Company computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. Weightings applied to internal model valuations generally ranged from zero to 40% depending on bond structure and collateral type, with prices for bonds in non-senior tranches generally receiving lower weightings on the internal model results and senior bonds receiving a higher model weighting. Weighted-average reliance on internal model pricing for the bonds modeled was 37% with a 63% average weighting placed on the values provided by the independent sources. The Company concluded its estimate of fair value for the $1.9 billion of privately issued residential mortgage-backed securities to approximate $1.6 billion, which implies a weighted-average market yield based on reasonably likely cash flows of 10.25%. Other valuations of privately issued mortgage-backed securities, including those resulting from two non-recourse securitization transactions executed by the Company in 2002 and 2003, were determined by reference to independent pricing sources without adjustment.
Included in CDOs are securities backed by trust preferred securities issued by financial institutions and other entities. Given the severe disruption in the credit markets and lack of observable trade information, the Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at December 31, 2009. The modeling techniques included discounting estimated cash flows using bond-specific assumptions about defaults, deferrals and prepayments of the trust preferred securities underlying each bond. The estimation of cash flows included conservative assumptions as to the future collateral defaults and the related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. At December 31, 2009, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities was $103 million and $115 million, respectively. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted substantially all of the available for sale investment securities classified as Level 3 valuations as of December 31, 2009.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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

The following tables present assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value
	Measurements at
	December 31,
	2009	Level 1	Level 2	Level 3
	(In thousands)

Trading account assets	$386,984	40,836	346,148	—
Investment securities available for sale:
U.S. Treasury and federal agencies	104,686	—	104,686	—
Obligations of states and political subdivisions	62,923	—	62,923	—
Mortgage-backed securities:
Government issued or guaranteed	3,902,282	—	3,902,282	—
Privately issued residential	2,064,904	—	—	2,064,904
Privately issued commercial	25,166	—	—	25,166
Collateralized debt obligations	115,346	—	—	115,346
Other debt securities	268,201	—	267,781	420
Equity securities	160,870	145,817	15,053	—

	6,704,378	145,817	4,352,725	2,205,836

Real estate loans held for sale	652,761	—	652,761	—
Other assets(a)	78,216	—	73,788	4,428

Total assets	$7,822,339	186,653	5,425,422	2,210,264

Trading account liabilities	$302,198	5,577	296,621	—
Other liabilities(a)	6,039	—	1,531	4,508

Total liabilities	$308,237	5,577	298,152	4,508

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2009 were as follows:

								Changes in
								Unrealized Gains
		Total Gains (Losses)						(Losses) Included
		Realized/Unrealized						in Earnings Related
				Included in				to Assets Still
	Balance-			Other	Purchases, Sales,	Transfer in	Balance-	Held at
	January 1,	Included		Comprehensive	Issuances &	and/or out of	December 31,	December 31,
	2009	in Earnings		Income	Settlements	Level 3	2009	2009
	(In thousands)

Investment securities available for sale:
U.S. Treasury and federal agencies	$5,532	—		—	—	(5,532)	—	—
Obligations of states and political subdivisions	38	—		224	(9)	(253)	—	—
Government issued or guaranteed mortgage-backed securities	84,544	—		—	—	(84,544)	—	—
Privately issued residential mortgage-backed securities	2,326,554	(128,374	)(a)	421,150	(554,426)	—	2,064,904	(128,374	)(a)
Privately issued commercial mortgage-backed securities	41,046	—		(6,853)	(9,027)	—	25,166	—
Collateralized debt obligations	2,496	(9,568	)(a)	19,770	102,648	—	115,346	(9,923	)(a)
Other debt securities	—	—		145	725	(450)	420	—
Equity securities	2,302	—		2	(12)	(2,292)	—	—

	2,462,512	(137,942)		434,438	(460,101)	(93,071)	2,205,836	(138,297)
Other assets and other liabilities	8,266	34,400	(b)	—	—	(42,746)	(80)	2,465	(b)

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2008 were as follows:

								Changes in
								Unrealized Gains
		Total Gains (Losses)						(Losses) Included
		Realized/Unrealized						in Earnings Related
				Included in				to Assets Still
	Balance-			Other	Purchases, Sales,	Transfer in	Balance-	Held at
	January 1,	Included		Comprehensive	Issuances &	and/or out of	December 31,	December 31,
	2008	in Earnings		Income	Settlements	Level 3	2008	2008
	(In thousands)

Investment securities available for sale:
U.S. Treasury and federal agencies	$5,696	—		364	(528)	—	5,532	—
Obligations of states and political subdivisions	50	—		(5)	(7)	—	38	—
Government issued or guaranteed mortgage- backed securities	118,992	—		878	(6,390)	(28,936)	84,544	—
Privately issued residential and commercial mortgage-backed securities	1,159,644	(12,483	)(a)	(408,211)	(236,669)	1,865,319	2,367,600	(12,483	)(a)
Collateralized debt obligations	27,115	(11,413	)(a)	(13,232)	—	26	2,496	(11,413	)(a)
Equity securities	2,324	—		(9)	(13)	—	2,302	—

	1,313,821	(23,896)		(420,215)	(243,607)	1,836,409	2,462,512	(23,896)
Other assets and other liabilities	2,654	31,356	(b)	—	—	(25,744)	8,266	8,266	(b)

(a)	Reported as an other-than-temporary impairment loss in the consolidated statement of income or as gain (loss) on bank investment securities.

(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements in accordance with GAAP.

Loans
Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $901 million at December 31, 2009 ($547 million and $354 million of which were classified as Level 2 and Level 3, respectively) and $420 million at December 31, 2008 ($238 million and $182 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at December 31, 2009 were decreases of $343 million for the year ended December 31, 2009 and on loans

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

held by the Company at December 31, 2008 were decreases of $166 million for the year ended December 31, 2008.

Capitalized servicing rights
Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. The determination of fair value of capitalized servicing rights is described in note 1 and is considered a Level 3 valuation. At December 31, 2009, no stratum of capitalized servicing rights had a carrying value equal to its fair value. Changes in the fair value-based valuation allowance for capitalized servicing rights recognized for the year ended December 31, 2009 reflected increases in fair value of $22 million. At December 31, 2008, $50 million of capitalized servicing rights had a carrying value equal to their fair value. Changes in fair value of capitalized servicing rights recognized for the year ended December 31, 2008 were a decrease of $16 million.

Assets taken in foreclosure of defaulted loans
Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $43 million at December 31, 2009. Changes in fair value for those foreclosed assets held by the Company at December 31, 2009 were $24 million for the year ended December 31, 2009.

Disclosures of fair value of financial instruments
With the exception of marketable securities, certain off-balance sheet financial instruments and one-to-four family residential mortgage loans originated for sale, the Company’s financial instruments are not readily marketable and market prices do not exist. The Company, in attempting to comply with the provisions of GAAP that require disclosures of fair value of financial instruments, has not attempted to market its financial instruments to potential buyers, if any exist. Since negotiated prices in illiquid markets depend greatly upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. Additional information about the assumptions and calculations utilized follows.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	December 31, 2009		December 31, 2008
	Carrying	Calculated	Carrying	Calculated
	Amount	Estimate	Amount	Estimate
	(In thousands)

Financial assets:
Cash and cash equivalents	$1,246,342	$1,246,342	$1,568,151	$1,568,151
Interest-bearing deposits at banks	133,335	133,335	10,284	10,284
Trading account assets	386,984	386,984	617,821	617,821
Agreements to resell securities	—	—	90,000	90,000
Investment securities	7,780,609	7,629,485	7,919,207	7,828,121
Loans and leases:
Commercial loans and leases	13,479,447	13,090,206	14,261,882	14,137,805
Commercial real estate loans	20,949,931	20,426,273	18,837,665	18,210,209
Residential real estate loans	5,463,463	5,058,763	4,904,424	4,249,137
Consumer loans	12,043,845	11,575,525	10,996,492	10,849,635
Allowance for credit losses	(878,022)	—	(787,904)	—

Loans and leases, net	51,058,664	50,150,767	48,212,559	47,446,786
Accrued interest receivable	214,692	214,692	222,073	222,073
Financial liabilities:
Noninterest-bearing deposits	$(13,794,636)	$(13,794,636)	$(8,856,114)	$(8,856,114)
Savings deposits and NOW accounts	(25,073,269)	(25,073,269)	(20,630,226)	(20,630,226)
Time deposits	(7,531,495)	(7,592,214)	(9,046,937)	(9,108,821)
Deposits at foreign office	(1,050,438)	(1,050,438)	(4,047,986)	(4,047,986)
Short-term borrowings	(2,442,582)	(2,442,582)	(3,009,735)	(3,009,735)
Long-term borrowings	(10,240,016)	(9,822,153)	(12,075,149)	(11,104,337)
Accrued interest payable	(94,838)	(94,838)	(142,456)	(142,456)
Trading account liabilities	(302,198)	(302,198)	(521,079)	(521,079)
Other financial instruments:
Commitments to originate real estate loans for sale	$(80)	$(80)	$8,144	$8,144
Commitments to sell real estate loans	17,771	17,771	(15,477)	(15,477)
Other credit-related commitments	(55,954)	(55,954)	(51,361)	(51,361)
Interest rate swap agreements used for interest rate risk management	54,486	54,486	146,111	146,111

The following assumptions, methods and calculations were used in determining the estimated fair value of financial instruments not measured at fair value in the consolidated balance sheet.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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

	December 31
	2009	2008
	(In thousands)

Commitments to extend credit
Home equity lines of credit	$6,482,987	$5,972,541
Commercial real estate loans to be sold	180,498	252,559
Other commercial real estate and construction	1,360,805	2,238,464
Residential real estate loans to be sold	631,090	870,578
Other residential real estate	127,788	211,705
Commercial and other	7,155,188	6,666,988
Standby letters of credit	3,828,586	3,886,396
Commercial letters of credit	66,377	45,503
Financial guarantees and indemnification contracts	1,633,549	1,546,873
Commitments to sell real estate loans	1,239,001	1,306,041

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
Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae DUS program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $1.3 billion and $1.2 billion at December 31, 2009 and 2008, respectively.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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
The Company occupies certain banking offices and uses certain equipment under noncancellable operating lease agreements expiring at various dates over the next 30 years. Minimum lease payments under noncancellable operating leases are summarized in the following table:

(In thousands)

Year ending December 31:
2010	$77,768
2011	74,460
2012	65,181
2013	51,206
2014	42,588
Later years	152,326

$463,529

The Company has an agreement with the Baltimore Ravens of the National Football League whereby the Company obtained the naming rights to a football stadium in Baltimore, Maryland. Under the agreement, the Company is obligated to pay $5 million per year through 2013 and $6 million per year from 2014 through 2017.
The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $97 million at December 31, 2009. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $72 million at December 31, 2009. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. Management believes that any reinsurance losses that may be payable by the Company will not be material to the Company’s consolidated financial position.
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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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

	For the Years Ended December 31, 2009, 2008 and 2007
	Business Banking			Commercial Banking			Commercial Real Estate			Discretionary Portfolio
	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007

Net interest income(a)	$321,208	$288,519	$289,992	$531,592	$433,238	$382,062	$346,513	$287,727	$256,299	$137,507	$144,856	$89,837
Noninterest income	89,043	86,293	79,454	192,979	197,515	169,157	65,224	63,288	49,496	(100,507)	(140,063)	(88,531)

	410,251	374,812	369,446	724,571	630,753	551,219	411,737	351,015	305,795	37,000	4,793	1,306
Provision for credit losses	41,923	33,529	18,580	107,871	77,104	12,190	84,614	15,507	4,150	83,139	68,766	27,507
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	—	—	—	—	—	—
Depreciation and other amortization	857	757	569	628	559	492	5,934	4,588	5,154	5,506	5,342	2,940
Other noninterest expense	158,042	137,780	126,130	210,180	191,785	170,113	103,124	89,151	74,479	27,070	45,892	14,545

Income (loss) before taxes	209,429	202,746	224,167	405,892	361,305	368,424	218,065	241,769	222,012	(78,715)	(115,207)	(43,686)
Income tax expense (benefit)	85,387	82,686	91,437	166,459	148,136	150,976	62,711	77,478	73,769	(50,692)	(67,142)	(36,890)

Net income (loss)	$124,042	$120,060	$132,730	$239,433	$213,169	$217,448	$155,354	$164,291	$148,243	$(28,023)	$(48,065)	$(6,796)

Average total assets (in millions)	$4,869	$4,452	$4,179	$15,399	$14,981	$12,989	$12,842	$11,394	$9,550	$13,763	$14,179	$12,953

Capital expenditures (in millions)	$1	$2	$2	$—	$1	$1	$1	$—	$—	$—	$—	$—

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

	Residential Mortgage Banking			Retail Banking			All Other			Total
	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007

Net interest income(a)	$78,865	$66,051	$81,157	$878,520	$830,022	$849,051	$(238,457)	$(110,617)	$(98,161)	$2,055,748	$1,939,796	$1,850,237
Noninterest income	226,659	171,774	146,682	372,821	343,666	348,324	201,887	216,506	228,407	1,048,106	938,979	932,989

	305,524	237,825	227,839	1,251,341	1,173,688	1,197,375	(36,570)	105,889	130,246	3,103,854	2,878,775	2,783,226
Provision for credit losses	97,816	104,995	5,302	130,509	98,586	60,306	58,128	13,513	63,965	604,000	412,000	192,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	64,255	66,646	66,486	64,255	66,646	66,486
Depreciation and other amortization	51,552	56,666	55,960	31,299	28,523	26,438	30,890	22,709	20,120	126,666	119,144	111,673
Other noninterest expense	185,829	164,102	150,591	689,314	624,834	576,904	416,083	287,662	336,768	1,789,642	1,541,206	1,449,530

Income (loss) before taxes	(29,673)	(87,938)	15,986	400,219	421,745	533,727	(605,926)	(284,641)	(357,093)	519,291	739,779	963,537
Income tax expense (benefit)	(16,629)	(39,758)	2,593	162,957	171,740	217,681	(270,793)	(189,248)	(190,288)	139,400	183,892	309,278

Net income (loss)	$(13,044)	$(48,180)	$13,393	$237,262	$250,005	$316,046	$(335,133)	$(95,393)	$(166,805)	$379,891	$555,887	$654,259

Average total assets (in millions)	$2,552	$2,660	$2,874	$12,024	$11,356	$10,360	$6,023	$6,110	$5,640	$67,472	$65,132	$58,545

Capital expenditures (in millions)	$—	$—	$—	$39	$38	$30	$18	$31	$24	$59	$72	$57

(a)	Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $21,829,000 in 2009, $21,861,000 in 2008 and $20,833,000 in 2007 and is eliminated in “All Other” net interest income and income tax expense (benefit).

The Business Banking segment provides deposit, lending, cash management and other financial services to small businesses and professionals through the Company’s banking office network and several other delivery channels, including business banking centers, telephone banking, Internet banking and automated teller machines. The Commercial Banking segment provides a wide range of credit products and banking services to middle-market and large commercial customers, mainly within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, letters of credit, deposit products and cash management services. The Commercial Real Estate segment provides credit services which are secured by various types of multifamily residential and commercial real estate and deposit services to its customers. Activities of this segment include the origination, sales and servicing of commercial real estate loans. The Discretionary Portfolio segment includes securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swap agreements related thereto; and offshore branch deposits. This segment also provides foreign exchange services to customers. The Residential Mortgage Banking segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to the Discretionary Portfolio segment. The segment periodically purchases servicing rights to loans that have been originated by other entities. This segment also originated loans to developers of residential real estate properties. Residential mortgage loans held for sale are included in the Residential Mortgage Banking segment. The Retail Banking segment offers a variety of services to consumers through several delivery channels that include banking offices, automated teller machines, telephone banking and Internet banking. The “All Other” category includes other operating activities of the Company that are not directly attributable to the reported segments; the difference between the provision for credit losses and the calculated provision allocated to the reportable segments; goodwill and core deposit and other intangible assets resulting from acquisitions of financial institutions; merger-related expenses resulting from acquisitions; the net impact of the Company’s internal funds transfer pricing methodology; eliminations of transactions between reportable segments; certain nonrecurring transactions; the residual effects of unallocated support systems and general and administrative expenses; and the impact of interest rate risk management strategies. The amount of

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

intersegment activity eliminated in arriving at consolidated totals was included in the “All Other” category as follows:

	Year Ended December 31
	2009	2008	2007
	(In thousands)

Revenues	$(47,114)	$(42,738)	$(49,800)
Expenses	(19,164)	(19,198)	(14,119)
Income taxes (benefit)	(11,373)	(9,578)	(14,519)
Net income (loss)	(16,577)	(13,962)	(21,162)

The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

23.	Regulatory matters
Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2009, approximately $1.2 billion was available for payment of dividends to M&T from banking subsidiaries.
Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.
The bank subsidiaries are required to maintain noninterest-earning reserves against certain deposit liabilities. During the maintenance periods that included December 31, 2009 and 2008, cash and due from banks included a daily average of $162,952,000 and $183,088,000, respectively, for such purpose.
Federal regulators have adopted capital adequacy guidelines for bank holding companies and banks. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under the capital adequacy guidelines, the so-called “Tier 1 capital” and “Total capital” as a percentage of risk-weighted assets and certain off-balance sheet financial instruments must be at least 4% and 8%, respectively. In addition to these risk-based measures, regulators also require banking institutions that meet certain qualitative criteria to maintain a minimum “leverage” ratio of “Tier 1 capital” to average total assets, adjusted for goodwill and certain other items, of at least 3% to be considered adequately capitalized. As of December 31, 2009, M&T and each of its banking subsidiaries exceeded all applicable capital adequacy requirements. To be considered “well capitalized,” under the regulatory framework for prompt corrective action, a banking institution must maintain Tier 1 risk-based capital, total risk-based capital and leverage ratios of at least 6%, 10% and 5%, respectively.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2009 and 2008 are presented below:

	M&T		M&T
	(Consolidated)	M&T Bank	Bank, N.A.
	(Dollars in thousands)

December 31, 2009:
Tier 1 capital
Amount	$5,514,093	$4,988,224	$188,769
Ratio(a)	8.59%	7.96%	18.49%
Minimum required amount(b)	2,567,323	2,507,700	40,846
Total capital
Amount	7,892,455	7,342,191	193,591
Ratio(a)	12.30%	11.71%	18.96%
Minimum required amount(b)	5,134,646	5,015,399	81,692
Leverage
Amount	5,514,093	4,988,224	188,769
Ratio(c)	8.43%	7.77%	19.41%
Minimum required amount(b)	1,961,213	1,925,558	29,179
December 31, 2008:
Tier 1 capital
Amount	$5,181,658	$4,245,071	$81,017
Ratio(a)	8.83%	7.32%	18.62%
Minimum required amount(b)	2,346,521	2,318,558	17,405
Total capital
Amount	7,526,247	6,580,485	83,127
Ratio(a)	12.83%	11.35%	19.10%
Minimum required amount(b)	4,693,043	4,637,117	34,810
Leverage
Amount	5,181,658	4,245,071	81,017
Ratio(c)	8.35%	6.96%	10.71%
Minimum required amount(b)	1,861,036	1,829,932	22,702

(a)	The ratio of capital to risk-weighted assets, as defined by regulation.
(b)	Minimum amount of capital to be considered adequately capitalized, as defined by regulation.
(c)	The ratio of capital to average assets, as defined by regulation.

24.	Relationship of M&T and AIB
AIB received 26,700,000 shares of M&T common stock on April 1, 2003 as a result of M&T’s acquisition of a subsidiary of AIB on that date. Those shares of common stock owned by AIB represented 22.6% of the issued and outstanding shares of M&T common stock on December 31, 2009. While AIB maintains a significant ownership in M&T, the Agreement and Plan of Reorganization between M&T and AIB (“Reorganization Agreement”) includes several provisions related to the corporate governance of M&T that provide AIB with representation on the M&T and M&T Bank boards of directors and key board committees and certain protections of its rights as a substantial M&T shareholder. In addition, AIB has rights that will facilitate its ability to maintain its proportionate ownership position in M&T.
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
In 2007, M&T invested $300 million to acquire a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage lender. M&T recognizes income from BLG using the equity method of accounting. The carrying value of that investment was $246 million at December 31, 2009.
Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has purchased loan servicing rights for small-balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $5.5 billion and $5.9 billion at December 31, 2009 and 2008, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $40 million at December 31, 2009 and $58 million at December 31, 2008. In addition, capitalized servicing rights at December 31, 2009 and 2008 also included $17 million and $28 million, respectively, for servicing rights that were purchased from Bayview Financial related to residential mortgage loans with outstanding principal balances of $4.1 billion and $4.6 billion at December 31, 2009 and 2008, respectively. Revenues from servicing residential and small-balance commercial mortgage loans purchased from BLG and Bayview Financial were $50 million, $54 million and $48 million during 2009, 2008 and 2007, respectively. M&T Bank provided $34 million and $71 million of credit facilities to Bayview Financial at December 31, 2009 and December 31, 2008, respectively, of which $24 million and $57 million was outstanding at December 31, 2009 and December 31, 2008, respectively. At December 31, 2009 and 2008, the Company held $25 million and $32 million, respectively, of collateralized mortgage obligations in its available-for-sale investment securities portfolio that were securitized by Bayview Financial. In addition, the Company held $352 million and $412 million of similar investment securities in its held-to-maturity portfolio at December 31, 2009 and December 31, 2008, respectively.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

26.	Parent company financial statements

Condensed Balance Sheet

	December 31
	2009	2008
	(In thousands)

Assets
Cash in subsidiary bank	$1,455	$2,506
Due from consolidated bank subsidiaries
Money-market savings	327,029	694,665
Note receivable	—	200,000
Current income tax receivable	5,037	6,420
Other	55	717

Total due from consolidated bank subsidiaries	332,121	901,802
Investments in consolidated subsidiaries
Banks	8,559,692	7,000,095
Other	29,925	28,552
Investments in unconsolidated subsidiaries (note 19)	34,424	30,633
Investment in Bayview Lending Group LLC	245,568	271,466
Other assets	93,506	105,786

Total assets	$9,296,691	$8,340,840

Liabilities
Due to consolidated bank subsidiaries	$—	$121
Accrued expenses and other liabilities	68,004	58,124
Long-term borrowings	1,475,780	1,497,864

Total liabilities	1,543,784	1,556,109
Stockholders’ equity	7,752,907	6,784,731

Total liabilities and stockholders’ equity	$9,296,691	$8,340,840

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Condensed Statement of Income

	Year Ended December 31
	2009	2008	2007
	(In thousands, except per share)

Income
Dividends from consolidated bank subsidiaries	$—	$—	$609,500
Equity in earnings of Bayview Lending Group LLC	(25,898)	(37,453)	8,935
Other income	10,670	2,985	26,217

Total income	(15,228)	(34,468)	644,652

Expense
Interest on long-term borrowings	93,331	101,534	75,608
Other expense	5,427	2,798	7,376

Total expense	98,758	104,332	82,984

Income (loss) before income taxes and equity in undistributed income of subsidiaries	(113,986)	(138,800)	561,668
Income tax credits	42,740	51,085	18,597

Income (loss) before equity in undistributed income of subsidiaries	(71,246)	(87,715)	580,265

Equity in undistributed income of subsidiaries
Net income of subsidiaries	451,137	643,602	683,494
Less: dividends received	—	—	(609,500)

Equity in undistributed income of subsidiaries	451,137	643,602	73,994

Net income	$379,891	$555,887	$654,259

Net income per common share
Basic	$2.90	$5.04	$6.05
Diluted	2.89	5.01	5.95

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Condensed Statement of Cash Flows

	Year Ended December 31
	2009	2008	2007
	(In thousands)

Cash flows from operating activities
Net income	$379,891	$555,887	$654,259
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(451,137)	(643,602)	(73,994)
Provision for deferred income taxes	291	16,653	12,695
Net change in accrued income and expense	14,589	46,884	(9,170)

Net cash provided (used) by operating activities	(56,366)	(24,178)	583,790

Cash flows from investing activities
Proceeds from sales of investment securities	—	15,808	2,826
Proceeds from maturities of investment securities	6,600	17,120	15,840
Purchases of investment securities	(1,855)	(43,072)	(29,492)
Investment in subsidiary	(120,000)	—	—
Proceeds from repayment of advances to subsidiaries	200,000	—	—
Acquisitions, net of cash acquired
Banks and bank holding companies	—	—	27,848
Investment in Bayview Lending Group LLC	—	—	(300,000)
Other, net	15,088	(8,790)	(959)

Net cash provided (used) by investing activities	99,833	(18,934)	(283,937)

Cash flows from financing activities
Proceeds from long-term borrowings	—	350,010	299,895
Payments on long-term borrowings	(111,046)	(20,661)	(200,000)
Purchases of treasury stock	—	—	(508,404)
Dividends paid — common	(325,706)	(308,501)	(281,900)
Dividends paid — preferred	(31,946)	—	—
Proceeds from subsidiary for issuance of common stock to defined benefit pension plan	44,289	—	—
Proceeds from issuance of preferred stock and warrants	—	600,000	—
Other, net	12,255	13,184	74,999

Net cash provided (used) by financing activities	(412,154)	634,032	(615,410)

Net increase (decrease) in cash and cash equivalents	(368,687)	590,920	(315,557)
Cash and cash equivalents at beginning of year	697,171	106,251	421,808

Cash and cash equivalents at end of year	$328,484	$697,171	$106,251

Supplemental disclosure of cash flow information
Interest received during the year	$4,960	$15,311	$16,708
Interest paid during the year	92,247	99,209	83,645
Income taxes received during the year	45,745	62,501	39,264

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of December 31, 2009.
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
(d) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The identification of the Registrant’s directors is incorporated by reference to the caption “NOMINEES FOR DIRECTOR” contained in the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 5, 2010.
The identification of the Registrant’s executive officers is presented under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.
Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant’s directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant’s common stock, is incorporated by reference to the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or about March 5, 2010.
The other information required by Item 10 is incorporated by reference to the captions “CORPORATE GOVERNANCE OF M&T BANK CORPORATION,” “BOARD OF DIRECTORS, COMMITTEES OF THE BOARD AND ATTENDANCE” and “CODES OF BUSINESS CONDUCT AND ETHICS” contained in the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 5, 2010.

Item 11.	Executive Compensation.

Incorporated by reference to the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” contained in the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 5, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the captions “PRINCIPAL BENEFICIAL OWNERS OF SHARES” and “STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS” contained in the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 5, 2010.
The information required by this item concerning Equity Compensation Plan information is incorporated by reference to the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” contained in the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 5, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the captions “TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS” and “BOARD OF DIRECTORS, COMMITTEES OF THE BOARD AND ATTENDANCE” contained in the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 5, 2010.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to the caption “PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF M&T BANK CORPORATION” contained in the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 5, 2010.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2010.

M&T BANK CORPORATION

By:	/s/ Robert G. Wilmers
Robert G. Wilmers
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Robert G. Wilmers Robert G. Wilmers	Chairman of the Board and Chief Executive Officer	February 19, 2010

Principal Financial Officer:

/s/ René F. Jones René F. Jones	Executive Vice President and Chief Financial Officer	February 19, 2010

Principal Accounting Officer:

/s/ Michael R. Spychala Michael R. Spychala	Senior Vice President and Controller	February 19, 2010

A majority of the board of directors:

/s/ Brent D. Baird Brent D. Baird		February 19, 2010

/s/ Robert J. Bennett Robert J. Bennett		February 19, 2010

/s/ C. Angela Bontempo C. Angela Bontempo		February 19, 2010

/s/ Robert T. Brady Robert T. Brady		February 19, 2010

/s/ Michael D. Buckley Michael D. Buckley		February 19, 2010

/s/ T. Jefferson Cunningham III T. Jefferson Cunningham III	February 19, 2010

/s/ Mark J. Czarnecki Mark J. Czarnecki	February 19, 2010

Colm E. Doherty

/s/ Gary N. Geisel Gary N. Geisel	February 19, 2010

/s/ Patrick W.E. Hodgson Patrick W.E. Hodgson	February 19, 2010

/s/ Richard G. King Richard G. King	February 19, 2010

/s/ Jorge G. Pereira Jorge G. Pereira	February 19, 2010

/s/ Michael P. Pinto Michael P. Pinto	February 19, 2010

/s/ Melinda R. Rich Melinda R. Rich	February 19, 2010

/s/ Robert E. Sadler, Jr. Robert E. Sadler, Jr.	February 19, 2010

Eugene J. Sheehy

/s/ Herbert L. Washington Herbert L. Washington	February 19, 2010

/s/ Robert G. Wilmers Robert G. Wilmers	February 19, 2010

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization, dated as of September 26, 2002, by and among M&T Bank Corporation, Allied Irish Banks, p.l.c. and Allfirst Financial Inc. Incorporated by reference to Exhibit 2 to the Form 8-K dated September 26, 2002 (File No. 1-9861).
3.1	Restated Certificate of Incorporation of M&T Bank Corporation dated May 22, 2009. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated May 28, 2009 (File No. 1-9861).
3.2	Amended and Restated Bylaws of M&T Bank Corporation, effective November 16, 2009. Incorporated by reference to Exhibit 3.5 to the Form 8-K dated November 16, 2009 (File No. 1-9861).
4.1	There are no instruments with respect to long-term debt of M&T Bank Corporation and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of M&T Bank Corporation and its subsidiaries on a consolidated basis. M&T Bank Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of M&T Bank Corporation and its subsidiaries on request.
4.2	Registration Rights Agreement, dated April 1, 2003, between M&T Bank Corporation and Allied Irish Banks, p.l.c. Incorporated by reference to Exhibit 4.23 to the Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9861).
4.3	Warrant to purchase shares of M&T Bank Corporation Common Stock dated December 23, 2008. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated December 19, 2008 (File No. 1-9861).
10.1	Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).
10.2	Amendment No. 1, dated December 9, 2003, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
10.3	Amendment No. 2, dated January 30, 2009, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended December 31, 2008 (File No. 1-9861).
10.4	Amendment No. 3, dated December 4, 2009, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Filed herewith.
10.5	M&T Bank Corporation 1983 Stock Option Plan as last amended on April 20, 1999. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 1999 (File No. 1-9861).*
10.6	M&T Bank Corporation 2001 Stock Option Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 6, 2001 (File No. 1-9861).*
10.7	M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.8	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Robert E. Sadler, Jr. dated as of March 7,1985. Incorporated by reference to Exhibit (10)(d)(A) to the Form 10-K for the year ended December 31, 1984 (File No. 0-4561).*
10.9	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Robert E. Sadler, Jr. dated as of March 7, 1985. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*
10.10	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended December 31, 1995 (File No. 1-9861).*
10.11	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*
10.12	Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861).*
10.13	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*

10.14	M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 15, 2005 (File No. 1-9861).*
10.15	M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit 10.2 to the Form 8-K dated November 15, 2005 (File No. 1-9861).*
10.16	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2004 (File No. 1-9861).*
10.17	M&T Bank Corporation 2008 Directors’ Stock Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 dated April 7, 2008 (File No. 333-150122).*
10.18	Restated 1987 Stock Option and Appreciation Rights Plan of ONBANCorp, Inc. Incorporated by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.19	1992 ONBANCorp Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.20	Keystone Financial, Inc. 1997 Stock Incentive Plan, as amended November 19, 1998. Incorporated by reference to Exhibit 10.16 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.21	Keystone Financial, Inc. 1992 Stock Incentive Plan. Incorporated by reference to Exhibit 10.10 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1997 (File No. 000-11460).*
10.22	Keystone Financial, Inc. 1988 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.23	Keystone Financial, Inc. 1995 Non-Employee Directors’ Stock Option Plan. Incorporated by reference to Exhibit B to the Proxy Statement of Keystone Financial, Inc. dated April 7, 1995 (File No. 000-11460).*
10.24	Keystone Financial, Inc. 1990 Non-Employee Directors’ Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.9 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.25	Keystone Financial, Inc. 1992 Director Fee Plan. Incorporated by reference to Exhibit 10.11 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1999 (File No. 000-11460).*
10.26	Financial Trust Corp Non-Employee Director Stock Option Plan of 1994. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Financial Trust Corp, dated March 26, 1996 (File No. 333-01989).*
10.27	Progressive Bank, Inc. 1993 Non-Qualified Stock Option Plan for Directors. Incorporated by reference to Exhibit 10.9 to the Progressive Bank, Inc. Form 10-K for the year ended December 31, 1993 (File No. 0-15025).*
10.28	Premier National Bancorp, Inc. 1995 Incentive Stock Plan (as amended and restated effective May 13, 1999). Incorporated by reference to Exhibit 10.4 to the Premier National Bancorp, Inc. Form 10-K for the year ended December 31, 1999 (File No. 1-13213).*
10.29	M&T Bank Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended September 30, 2002 (File No. 1-9861).*
10.30	M&T Bank Corporation 2005 Incentive Compensation Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 4, 2005 (File No. 1-9861).*
10.31	M&T Bank Corporation 2009 Equity Incentive Compensation Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 6, 2009 (File No. 1-9861).
10.32	M&T Bank Corporation Employee Severance Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2005 (File No. 1-9861).*
10.33	Provident Bankshares Corporation Amended and Restated Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 dated June 5, 2009 (File No. 333-159795).*
10.34	Provident Bankshares Corporation 2004 Equity Compensation Plan. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated June 5, 2009 (File No. 333-159795).*

10.35		Southern Financial Bancorp, Inc. 1993 Stock Option and Incentive Plan (as Amended and Restated in 2001). Incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 dated July 24, 2009 (File No. 333-159795).*
10.36		Letter Agreement including the Securities Purchase Agreement — Standard Terms incorporated therein, between M&T Bank Corporation and the U.S. Department of Treasury, dated December 23, 2008. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 19, 2008 (File No. 1-9861).
11.1		Statement re: Computation of Earnings Per Common Share. Incorporated by reference to note 14 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
12.1		Ratio of Earnings to Fixed Charges. Filed herewith.
14.1		M&T Bank Corporation Code of Ethics for CEO and Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
21.1		Subsidiaries of the Registrant. Incorporated by reference to the caption “Subsidiaries” contained in Part I, Item 1 hereof.
23.1		Consent of PricewaterhouseCoopers LLP re: Registration Statement Nos. 333-57330, 333-63660, 33-12207, 33-58500, 33-63917, 333-43171, 333-43175, 333-63985, 333-97031, 33-32044, 333-16077, 333-84384, 333-127406, 333-150122, 333-164015, 333-163992, 333-160769, 333-159795 and 333-155759. Filed herewith.
31.1		Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2		Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1		Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2		Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.1		Certification of Chief Executive Officer under EESA § 111(b)(4). Filed herewith.
99.2		Certification of Chief Financial Officer under EESA § 111(b)(4). Filed herewith.
99.3		Replacement Capital Covenant of M&T Bank Corporation dated January 31, 2008. Incorporated by reference to Exhibit 99.1 to the Form 8-K dated January 31, 2008 (File No. 1-9861).
101	.INS**	XBRL Instance Document.
101	.SCH**	XBRL Taxonomy Extension Schema.
101	.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101	.LAB**	XBRL Taxonomy Extension Label Linkbase.
101	.PRE**	XBRL Taxonomy Extension Presentation Linkbase.
101	.DEF**	XBRL Taxonomy Definition Linkbase.

*	Management contract or compensatory plan or arrangement.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.