Form 10-Q
period 2010-03-31
M&T BANK CORP
filed 2010-05-07
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-9861
M&T BANK CORPORATION
(Exact name of registrant as specified in its charter)

New York
(State or other jurisdiction of	16-0968385
incorporation or organization)	(I.R.S. Employer
Identification No.)

One M & T Plaza
Buffalo, New York
(Address of principal	14203
executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on April 23, 2010: 118,865,763 shares.

M&T BANK CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31,	December 31,
Dollars in thousands, except per share	2010	2009

Assets
Cash and due from banks	$1,033,269	1,226,223
Interest-bearing deposits at banks	121,305	133,335
Federal funds sold	10,400	20,119
Trading account	403,476	386,984
Investment securities (includes pledged securities that can be sold or repledged of $1,787,179 at March 31, 2010; $1,797,701 at December 31, 2009)
Available for sale (cost: $6,261,058 at March 31, 2010; $6,997,009 at December 31, 2009)	6,097,266	6,704,378
Held to maturity (fair value: $1,373,672 at March 31, 2010; $416,483 at December 31, 2009)	1,509,805	567,607
Other (fair value: $497,575 at March 31, 2010; $508,624 at December 31, 2009)	497,575	508,624

Total investment securities	8,104,646	7,780,609

Loans and leases	51,800,817	52,306,457
Unearned discount	(356,776)	(369,771)
Allowance for credit losses	(891,265)	(878,022)

Loans and leases, net	50,552,776	51,058,664

Premises and equipment	427,883	435,845
Goodwill	3,524,625	3,524,625
Core deposit and other intangible assets	167,545	182,418
Accrued interest and other assets	4,093,297	4,131,577

Total assets	$68,439,222	68,880,399

Liabilities
Noninterest-bearing deposits	$13,622,819	13,794,636
NOW accounts	1,312,284	1,396,471
Savings deposits	24,867,761	23,676,798
Time deposits	6,945,716	7,531,495
Deposits at foreign office	789,825	1,050,438

Total deposits	47,538,405	47,449,838

Federal funds purchased and agreements to repurchase securities	1,740,059	2,211,692
Other short-term borrowings	130,704	230,890
Accrued interest and other liabilities	1,048,473	995,056
Long-term borrowings	10,065,894	10,240,016

Total liabilities	60,523,535	61,127,492

Stockholders’ equity
Preferred stock, $1.00 par, 1,000,000 shares authorized, 778,000 shares issued and outstanding (liquidation preference $1,000 per share)	732,769	730,235
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued	60,198	60,198
Common stock issuable, 70,274 shares at March 31, 2010; 75,170 shares at December 31, 2009	4,073	4,342
Additional paid-in capital	2,411,402	2,442,947
Retained earnings	5,131,600	5,076,884
Accumulated other comprehensive income (loss), net	(255,181)	(335,997)
Treasury stock — common, at cost - 1,643,972 shares at March 31, 2010; 2,173,916 shares at December 31, 2009	(169,174)	(225,702)

Total stockholders’ equity	7,915,687	7,752,907

Total liabilities and stockholders’ equity	$68,439,222	68,880,399

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended March 31
In thousands, except per share	2010	2009

Interest income
Loans and leases, including fees	$588,127	554,329
Deposits at banks	6	8
Federal funds sold	11	19
Agreements to resell securities	2	39
Trading account	83	121
Investment securities
Fully taxable	85,647	98,467
Exempt from federal taxes	2,510	1,529

Total interest income	676,386	654,512

Interest expense
NOW accounts	200	327
Savings deposits	20,449	41,922
Time deposits	29,446	60,329
Deposits at foreign office	325	981
Short-term borrowings	887	2,348
Long-term borrowings	68,745	100,798

Total interest expense	120,052	206,705

Net interest income	556,334	447,807
Provision for credit losses	105,000	158,000

Net interest income after provision for credit losses	451,334	289,807

Other income
Mortgage banking revenues	41,476	56,233
Service charges on deposit accounts	120,295	101,029
Trust income	30,928	34,880
Brokerage services income	13,106	15,393
Trading account and foreign exchange gains	4,699	1,435
Gain on bank investment securities	459	575
Total other-than-temporary impairment (“OTTI”) losses	(29,487)	(62,808)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	2,685	30,609

Net OTTI losses recognized in earnings	(26,802)	(32,199)

Equity in earnings of Bayview Lending Group LLC	(5,714)	(4,144)
Other revenues from operations	79,259	59,139

Total other income	257,706	232,341

Other expense
Salaries and employee benefits	264,046	249,392
Equipment and net occupancy	55,401	48,172
Printing, postage and supplies	9,043	9,095
Amortization of core deposit and other intangible assets	16,475	15,370
FDIC assessments	21,348	5,856
Other costs of operations	123,049	110,461

Total other expense	489,362	438,346

Income before taxes	219,678	83,802
Income taxes	68,723	19,581

Net income	$150,955	64,221

Net income available to common equity	$138,341	55,322

Net income per common share
Basic	$1.16	.49
Diluted	1.15	.49

Cash dividends per common share	$.70	.70

Average common shares outstanding
Basic	117,765	110,439
Diluted	118,256	110,439

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three months ended March 31
In thousands	2010	2009

Cash flows from operating activities
Net income	$150,955	64,221
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	105,000	158,000
Depreciation and amortization of premises and equipment	17,207	13,038
Amortization of capitalized servicing rights	14,645	15,954
Amortization of core deposit and other intangible assets	16,475	15,370
Provision for deferred income taxes	(10,163)	(11,948)
Asset write-downs	27,821	34,063
Net (gain) loss on sales of assets	1,461	(447)
Net change in accrued interest receivable, payable	98	12,423
Net change in other accrued income and expense	80,537	36,624
Net change in loans originated for sale	252,227	(263,004)
Net change in trading account assets and liabilities	(2,664)	311

Net cash provided by operating activities	653,599	74,605

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	14,759	5,550
Other	11,478	23,895
Proceeds from maturities of investment securities
Available for sale	369,136	496,247
Held to maturity	29,828	28,125
Purchases of investment securities
Available for sale	(34,084)	(21,702)
Held to maturity	(969,953)	(8,299)
Other	(428)	(619)
Net decrease in loans and leases	546,709	84,162
Other investments, net	(6,198)	(5,786)
Additions to capitalized servicing rights	(57)	(289)
Capital expenditures, net	(10,570)	(10,250)
Other, net	1,725	(12,772)

Net cash provided (used) by investing activities	(47,655)	578,262

Cash flows from financing activities
Net increase (decrease) in deposits	93,998	(103,205)
Net decrease in short-term borrowings	(571,827)	(367,924)
Payments on long-term borrowings	(252,880)	(520,549)
Dividends paid — common	(83,303)	(77,744)
Dividends paid — preferred	(10,056)	(4,333)
Other, net	15,451	6,382

Net cash used by financing activities	(808,617)	(1,067,373)

Net decrease in cash and cash equivalents	(202,673)	(414,506)
Cash and cash equivalents at beginning of period	1,246,342	1,568,151

Cash and cash equivalents at end of period	$1,043,669	1,153,645

Supplemental disclosure of cash flow information
Interest received during the period	$684,212	679,531
Interest paid during the period	121,445	206,417
Income taxes paid (refunded) during the period	14,250	(67,722)

Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$20,749	16,545
Securitization of residential mortgage loans allocated to
Available for sale investment securities	—	140,942
Capitalized servicing rights	—	788
Increase (decrease) from consolidation of securitization trusts:
Loans	423,865	—
Investment securities — available for sale	(360,471)	—
Long-term borrowings	65,419	—
Accrued interest and other	2,025	—

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
						other
			Common	Additional		comprehensive
	Preferred	Common	stock	paid-in	Retained	income	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	(loss), net	stock	Total

Balance-January 1, 2009	$567,463	60,198	4,617	2,897,907	5,062,754	(736,881)	(1,071,327)	6,784,731
Comprehensive income:
Net income	—	—	—	—	64,221	—	—	64,221
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	110,839	—	110,839
Defined benefit plans liability adjustment	—	—	—	—	—	472	—	472
Unrealized losses on terminated cash flow hedges	—	—	—	—	—	3,161	—	3,161

								178,693
Preferred stock cash dividends	—	—	—	—	(4,333)	—	—	(4,333)
Amortization of preferred stock discount	821	—	—	—	(821)	—	—	—
Stock-based compensation plans:
Compensation expense	—	—	—	(50,437)	—	—	72,160	21,723
Exercises of stock options	—	—	—	(1,568)	—	—	360	(1,208)
Directors’ stock plan	—	—	—	(278)	—	—	600	322
Deferred compensation plans, net, including dividend equivalents	—	—	(429)	(497)	(50)	—	1,025	49
Common stock cash dividends — $0.70 per share	—	—	—	—	(78,138)	—	—	(78,138)

Balance -March 31, 2009	$568,284	60,198	4,188	2,845,127	5,043,633	(622,409)	(997,182)	6,901,839

Balance-January 1, 2010	$730,235	60,198	4,342	2,442,947	5,076,884	(335,997)	(225,702)	7,752,907
Comprehensive income:
Net income	—	—	—	—	150,955	—	—	150,955
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	79,856	—	79,856
Defined benefit plans liability adjustment	—	—	—	—	—	1,030	—	1,030
Unrealized gain on terminated cash flow hedge	—	—	—	—	—	(70)	—	(70)

								231,771
Preferred stock cash dividends	—	—	—	—	(10,056)	—	—	(10,056)
Amortization of preferred stock discount	2,534	—	—	—	(2,534)	—	—	—
Repayment of management stock ownership program receivable	—	—	—	155	—	—	—	155
Stock-based compensation plans:
Compensation expense	—	—	—	(23,297)	—	—	43,138	19,841
Exercises of stock options and vesting of restricted stock awards	—	—	—	(8,471)	—	—	12,973	4,502
Directors’ stock plan	—	—	—	(145)	—	—	408	263
Deferred compensation plans, net, including dividend equivalents	—	—	(269)	(258)	(48)	—	525	(50)
Other	—	—	—	471	—	—	(516)	(45)
Common stock cash dividends — $0.70 per share	—	—	—	—	(83,601)	—	—	(83,601)

Balance -March 31, 2010	$732,769	60,198	4,073	2,411,402	5,131,600	(255,181)	(169,174)	7,915,687

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Three months ended March 31
In thousands	2010	2009

Beginning balance	$878,022	787,904
Provision for credit losses	105,000	158,000
Consolidation of loan securitization trusts	2,752	—
Net charge-offs
Charge-offs	(106,039)	(110,605)
Recoveries	11,530	10,672

Total net charge-offs	(94,509)	(99,933)

Ending balance	$891,265	845,971

NOTES TO FINANCIAL STATEMENTS
1. Significant accounting policies
The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in the 2009 Annual Report, except as described below. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.
2. Acquisitions
On August 28, 2009, M&T Bank, M&T’s principal banking subsidiary, entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits and acquire certain assets of Bradford Bank (“Bradford”), Baltimore, Maryland. As part of the transaction, M&T Bank entered into a loss-share arrangement with the FDIC whereby M&T Bank will be reimbursed by the FDIC for most losses it incurs on the acquired loan portfolio. The transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair value on the acquisition date. Assets acquired totaled approximately $469 million, including $302 million of loans, and liabilities assumed aggregated $440 million, including $361 million of deposits. In accordance with GAAP, M&T Bank recorded an after-tax gain on the transaction of $18 million ($29 million before taxes) during the third quarter of 2009. There was no goodwill or other intangible assets recorded in connection with this transaction. The Bradford acquisition transaction did not have a material impact on the Company’s consolidated statement of position or results of operations.
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
     The Provident transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Assets acquired totaled $6.3 billion, including $4.0 billion of loans and leases (including approximately $1.7 billion of commercial real estate loans, $1.4 billion of consumer loans, $700 million of commercial loans and leases and $300 million of residential real estate loans) and $1.0 billion of investment securities. Liabilities assumed were $5.9 billion, including $5.1 billion of deposits. The transaction added $436 million to M&T’s stockholders’ equity, including $280 million of common equity and $156 million of preferred equity. In connection with the acquisition, the Company recorded $332 million of goodwill and $63 million of core deposit intangible. The core deposit intangible is being amortized over seven years using an accelerated method. The acquisition of

NOTES TO FINANCIAL STATEMENTS, CONTINUED
2. Acquisitions, continued
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
     In conjunction with the Provident acquisition, the acquired loan portfolio was accounted for at fair value as follows:

May 23, 2009
(in thousands)
Contractually required principal and interest at acquisition	$5,465,167
Contractual cash flows not expected to be collected	(832,115)

Expected cash flows at acquisition	4,633,052
Interest component of expected cash flows	(595,685)

Basis in acquired loans at acquisition – estimated fair value	$4,037,367

     Interest income on acquired loans for the first quarter of 2010 was approximately $39 million. The outstanding principal balance and the carrying amount of these loans that is included in the consolidated balance sheet at March 31, 2010 is as follows:

(in thousands)
Outstanding principal balance	$3,729,361
Carrying amount	3,508,231
     Receivables (including loans and investment securities) obtained in the acquisition of Provident for which there was specific evidence of credit deterioration as of the acquisition date and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments represent less than .25% of the Company’s assets and, accordingly, are not considered material.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
2. Acquisitions, continued
     The following table presents certain pro forma information for the quarter ended March 31, 2009 as if Provident had been acquired on January 1, 2009. These results combine the historical results of Provident into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2009. In particular, no adjustments have been made to eliminate the amount of Provident’s provision for credit losses of $36 million in the quarter ended March 31, 2009 or the impact of other-than-temporary impairment losses recognized by Provident of $87 million in the quarter ended March 31, 2009 that would not have been necessary had the acquired loans and investment securities been recorded at fair value as of the beginning of 2009. Furthermore, expenses related to systems conversions and other costs of integration are only included to the extent they were incurred during the first quarter of 2009.
     Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow.

Pro forma
Three months ended
March 31, 2009
(in thousands)
Total revenues	$886,968
Net income	(8,498)
     Merger-related expenses associated with the then pending acquisition of Provident for systems conversions and other costs of integrating and conforming acquired operations with and into the Company were $2 million during the three-month period ended March 31, 2009. There were no similar expenses in 2010’s initial quarter.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities
The amortized cost and estimated fair value of investment securities were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(in thousands)
March 31, 2010
Investment securities available for sale:
U.S. Treasury and federal agencies	$98,431	1,713	39	$100,105
Obligations of states and political subdivisions	70,888	922	90	71,720
Mortgage-backed securities:
Government issued or guaranteed	3,545,040	145,435	1,565	3,688,910
Privately issued residential	1,958,635	11,111	305,405	1,664,341
Privately issued commercial	31,356	—	6,231	25,125
Collateralized debt obligations	102,282	32,241	8,768	125,755
Other debt securities	310,996	22,965	48,270	285,691
Equity securities	143,430	6,685	14,496	135,619

	6,261,058	221,072	384,864	6,097,266

Investment securities held to maturity:
Obligations of states and political subdivisions	205,054	1,448	1,457	205,045
Mortgage-backed securities:
Government issued or guaranteed	951,007	2,439	1,121	952,325
Privately issued mortgage-backed securities	341,618	—	137,442	204,176
Other debt securities	12,126	—	—	12,126

	1,509,805	3,887	140,020	1,373,672

Other securities	497,575	—	—	497,575

Total	$8,268,438	224,959	524,884	$7,968,513

December 31, 2009
Investment securities available for sale:
U.S. Treasury and federal agencies	$102,755	1,988	57	$104,686
Obligations of states and political subdivisions	61,468	1,583	128	62,923
Mortgage-backed securities:
Government issued or guaranteed	3,777,642	131,407	6,767	3,902,282
Privately issued residential	2,438,353	9,630	383,079	2,064,904
Privately issued commercial	33,133	—	7,967	25,166
Collateralized debt obligations	103,159	23,389	11,202	115,346
Other debt securities	309,514	16,851	58,164	268,201
Equity securities	170,985	5,590	15,705	160,870

	6,997,009	190,438	483,069	6,704,378

Investment securities held to maturity:
Obligations of states and political subdivisions	203,825	1,419	1,550	203,694
Privately issued mortgage-backed securities	352,195	—	150,993	201,202
Other debt securities	11,587	—	—	11,587

	567,607	1,419	152,543	416,483

Other securities	508,624	—	—	508,624

Total	$8,073,240	191,857	635,612	$7,629,485

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
     Gross realized gains on investment securities were $1.2 million and $854 thousand for the quarters ended March 31, 2010 and 2009, respectively. Gross realized losses on investment securities were $777 thousand and $279 thousand for the quarters ended March 31, 2010 and 2009, respectively. The Company recognized $27 million (pre-tax) of other-than-temporary impairment losses during the quarter ended March 31, 2010 related to twenty privately issued residential mortgage-backed securities with an amortized cost basis (before impairment charge) of $423 million. The impairment charges were recognized in light of deterioration of housing values in the residential real estate market and continued high levels of delinquencies and charge-offs of underlying mortgage loans collateralizing these securities. The other-than-temporary impairment losses recognized in the consolidated statement of income were net of $3 million (pre-tax) of unrealized losses classified in accumulated other comprehensive income for the same securities. The $27 million loss represents management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance. During the first quarter of 2009, the Company recognized $32 million (pre-tax) of other-than-temporary impairment losses related to seven privately issued residential mortgage-backed securities with a cost basis of $91 million. The following table displays changes in credit losses for debt securities recognized in earnings for the quarters ended March 31, 2010 and March 31, 2009.

	Three months ended March 31,
	2010	2009
	(in thousands)
Beginning balance	$284,513	155,967
Additions for credit losses not previously recognized	26,802	32,199
Reductions for increases in cash flows	(169)	(548)
Reductions for realized losses	(3,129)	—

Ending balance	$308,017	187,618

     At March 31, 2010, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized	Estimated
	cost	fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$73,255	73,970
Due after one year through five years	58,498	60,176
Due after five years through ten years	33,697	35,292
Due after ten years	417,147	413,833

	582,597	583,271
Mortgage-backed securities available for sale	5,535,031	5,378,376

	$6,117,628	5,961,647

Debt securities held to maturity:
Due in one year or less	$38,355	38,581
Due after one year through five years	8,394	8,752
Due after five years through ten years	123,439	123,181
Due after ten years	46,992	46,657

	217,180	217,171

Mortgage-backed securities held to maturity	1,292,625	1,156,501

	$1,509,805	1,373,672

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
     A summary of investment securities that as of March 31, 2010 and December 31, 2009 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
		Unrealized		Unrealized
	Fair value	losses	Fair value	losses
	(in thousands)
March 31, 2010
U.S. Treasury and federal agencies	$3,881	(36)	573	(3)
Obligations of states and political subdivisions	134,590	(1,447)	3,977	(100)
Mortgage-backed securities:
Government issued or guaranteed	829,778	(2,653)	5,620	(33)
Privately issued residential	75,195	(1,900)	1,500,335	(440,947)
Privately issued commercial	—	—	25,125	(6,231)

Collateralized debt obligations	12,199	(8,419)	3,669	(349)
Other debt securities	1,763	(2)	102,428	(48,268)
Equity securities	4,900	(1,561)	7,037	(12,935)

Total	$1,062,306	(16,018)	1,648,764	(508,866)

	Less than 12 months		12 months or more
		Unrealized		Unrealized
	Fair value	losses	Fair value	losses
	(in thousands)
December 31, 2009
U.S. Treasury and federal agencies	$6,265	(53)	572	(4)
Obligations of states and political subdivisions	145,572	(1,575)	4,204	(103)
Mortgage-backed securities:
Government issued or guaranteed	685,319	(6,460)	19,379	(307)
Privately issued residential	98,312	(2,871)	1,705,222	(531,201)
Privately issued commercial	—	—	25,166	(7,967)
Collateralized debt obligations	13,046	(10,218)	3,598	(984)
Other debt securities	5,786	(174)	138,705	(57,990)
Equity securities	7,449	(1,728)	23,159	(13,977)

Total	$961,749	(23,079)	1,920,005	(612,533)

     The Company owned 748 individual investment securities with aggregate gross unrealized losses of $525 million at March 31, 2010. Approximately $443 million of the unrealized losses pertain to privately issued residential mortgage-backed securities with a cost basis of $2.0 billion. The Company also had $56 million of unrealized losses on trust preferred securities issued by financial institutions and securities backed by trust preferred securities issued by financial institutions having a cost basis of $171 million. Based on a review of each of the remaining securities in the investment securities portfolio at March 31, 2010, with the exception of the aforementioned securities for which other-than-temporary impairment losses were recognized, the Company concluded that it expected to recover the amortized cost basis of its investment. As of March 31, 2010, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities. At March 31, 2010, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $498 million of cost method investment securities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings
The Company had $1.2 billion of fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at March 31, 2010 which are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in M&T’s Tier 1 capital.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings, continued
     Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the Common Securities of various trusts the Junior Subordinated Debentures associated with Capital Securities had financial statement carrying values of $1.2 billion at each of March 31, 2010 and December 31, 2009.
5. Stockholders’ equity
M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.
     Issued and outstanding preferred stock of M&T is presented below:

	Shares	Carrying	Carrying
	issued and	value	value
	outstanding	March 31, 2010	December 31, 2009
		(dollars in thousands)
Series A (a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share, 600,000 shares authorized	600,000	$574,057	572,580

Series B (b)
Series B Mandatory Convertible Non-cumulative Preferred Stock, $1,000 liquidation preference per share, 26,500 shares authorized	26,500	26,500	26,500

Series C (a)(c)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share, 151,500 shares authorized	151,500	132,212	131,155

(a)	Shares were issued as part of the Troubled Asset Relief Program – Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). Cash proceeds were allocated between the preferred stock and a ten-year warrant to purchase M&T common stock (Series A – 1,218,522 common shares at $73.86 per share, Series C – 407,542 common shares at $55.76 per share). Dividends, if declared, will accrue and be paid quarterly at a rate of 5% per year for the first five years following the original 2008 issuance dates and thereafter at a rate of 9% per year. The agreement with the U.S. Treasury contains limitations on certain actions of M&T, including the payment of quarterly cash dividends on M&T’s common stock in excess of $.70 per share, the repurchase of its common stock during the first three years of the agreement, and the amount and nature of compensation arrangements for certain of the Company’s officers.

(b)	Shares were assumed in the Provident acquisition and a new Series B Preferred Stock was designated. In the aggregate, the shares of Series B Preferred Stock will automatically convert into 433,148 shares of M&T common stock on April 1, 2011, but shareholders may elect to convert their preferred shares at any time prior to that date. Dividends, if declared, are payable quarterly in arrears at a rate of 10% per year.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5.	Stockholders’ equity, continued

(c)	Shares were assumed in the Provident acquisition and a new Series C Preferred Stock was designated.
6. Pension plans and other postretirement benefits
The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit cost for defined benefit plans consisted of the following:

			Other
	Pension		postretirement
	benefits		benefits
	Three months ended March 31,
	2010	2009	2010	2009
	(in thousands)
Service cost	$4,875	4,875	100	150
Interest cost on projected benefit obligation	12,029	11,015	780	900
Expected return on plan assets	(12,788)	(11,475)	—	—
Amortization of prior service cost	(1,650)	(1,650)	25	75
Amortization of net actuarial loss	3,321	2,350	—	—

Net periodic benefit cost	$5,787	5,115	905	1,125

     Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $11,690,000 and $10,774,000 for the three months ended March 31, 2010 and 2009, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
7. Earnings per common share
The computations of basic earnings per common share follow:

	Three months ended
	March 31,
	2010	2009
	(in thousands, except per share)
Income available to common stockholders:
Net income	$150,955	64,221
Less: Preferred stock dividends (a)	(10,056)	(7,500)
Amortization of preferred stock discount (a)	(2,558)	(1,399)

Net income available to common equity	138,341	55,322
Less: Income attributable to unvested stock-based compensation awards	(1,913)	(704)

Net income available to common stockholders	$136,428	54,618

Weighted-average shares outstanding:

Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	119,324	111,298
Less: Unvested stock-based compensation awards	(1,559)	(859)

Weighted-average shares outstanding	117,765	110,439

Basic earnings per common share	$1.16	.49

(a)	Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
7. Earnings per common share, continued
     The computations of diluted earnings per common share follow:

	Three months ended
	March 31,
	2010	2009
	(in thousands, except per share)

Net income available to common equity	$138,341	55,322
Less: Income attributable to unvested stock-based compensation awards	(1,910)	(704)

Net income available to common stockholders	136,431	54,618

Adjusted weighted-average shares outstanding:

Common and unvested stock-based compensation awards	119,324	111,298

Less: Unvested stock-based compensation awards	(1,559)	(859)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and convertible preferred stock	491	—

Adjusted weighted-average shares outstanding	118,256	110,439

Diluted earnings per common share	$1.15	.49
     GAAP defines unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities that shall be included in the computation of earnings per common share pursuant to the two-class method. During the first quarters of 2010 and 2009, the Company issued stock-based compensation awards in the form of restricted stock and restricted stock units, which, in accordance with GAAP, are considered participating securities.
     Stock-based compensation awards, warrants to purchase common stock of M&T and preferred stock convertible into shares of M&T common stock representing approximately 11.9 million and 15.0 million common shares during the three-month periods ended March 31, 2010 and 2009, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Comprehensive income
The following table displays the components of other comprehensive income:

	Three months ended March 31, 2010
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized gains (losses) on investment securities:

Available for sale (“AFS”) investment securities with other-than-temporary impairment (“OTTI”):

Securities with OTTI charges during the period	$(29,487)	11,574	(17,913)
Less: OTTI charges recognized in net income	(26,802)	10,483	(16,319)

Net unrealized losses on investment securities with OTTI	(2,685)	1,091	(1,594)

AFS investment securities – all other:

Unrealized holding gains during period	101,892	(39,882)	62,010
Less: reclassification adjustment for gains realized in net income	(145)	44	(101)
Less: securities with OTTI charges during the period	(29,487)	11,574	(17,913)

	131,524	(51,500)	80,024

Reclassification of unrealized holding losses to income during period on investment securities previously transferred from AFS to held to maturity (“HTM”)	2,347	(921)	1,426

Net unrealized gains on investment securities	131,186	(51,330)	79,856

Reclassification of gain on terminated cash flow hedge to income	(112)	42	(70)

Defined benefit plans liability adjustment	1,696	(666)	1,030

	$132,770	(51,954)	80,816

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Comprehensive income, continued

	Three months ended March 31, 2009
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized gains (losses) on investment securities:

AFS investment securities with OTTI:

Securities with OTTI charges during the period	$(62,808)	24,566	(38,242)
Less: OTTI charges recognized in net income	(32,199)	12,590	(19,609)

Net unrealized losses on investment securities with OTTI	(30,609)	11,976	(18,633)

AFS investment securities – all other:

Unrealized holding gains during period	147,229	(58,559)	88,670
Less: reclassification adjustment for gains realized in net income	27	(10)	17
Less: securities with OTTI charges during the period	(62,808)	24,566	(38,242)

	210,010	(83,115)	126,895

Reclassification of unrealized holding losses to income during period on investment securities previously transferred from AFS to HTM	3,456	(879)	2,577

Net unrealized gains on investment securities	182,857	(72,018)	110,839

Reclassification of losses on terminated cash flow hedges to income	5,185	(2,024)	3,161

Defined benefit plans liability adjustment	775	(303)	472

	$188,817	(74,345)	114,472

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Comprehensive income, continued
     Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

			Cash	Defined
	Investment securities		flow	benefit
	With OTTI	All other	hedges	plans	Total
	(in thousands)
Balance — January 1, 2010	$(76,772)	(142,853)	674	(117,046)	(335,997)

Net gain (loss) during period	(1,594)	81,450	(70)	1,030	80,816

Balance – March 31, 2010	$(78,366)	(61,403)	604	(116,016)	(255,181)

Balance — January 1, 2009	$—	(556,668)	(5,883)	(174,330)	(736,881)

Net gain (loss) during period	(18,633)	129,472	3,161	472	114,472

Balance – March 31, 2009	$(18,633)	(427,196)	(2,722)	(173,858)	(622,409)

9. Derivative financial instruments
As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of March 31, 2010.
     The net effect of interest rate swap agreements was to increase net interest income by $11 million and $7 million for the three months ended March 31, 2010 and 2009, respectively. Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-
	Notional	Average	average rate
	amount	maturity	Fixed	Variable
	(in thousands)	(in years)
March 31,2010
Fair value hedges:
Fixed rate time deposits (a)	$25,000	3.5	5.30%	0.36%
Fixed rate long-term borrowings (a)	1,037,241	6.2	6.33%	2.11%

	$1,062,241	6.2	6.30%	2.07%

December 31, 2009
Fair value hedges:
Fixed rate time deposits (a)	$25,000	3.7	5.30%	0.34%
Fixed rate long-term borrowings (a)	1,037,241	6.5	6.33%	2.12%

	$1,062,241	6.4	6.30%	2.07%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

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
     Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values of $12.8 billion and $13.9 billion at March 31, 2010 and December 31, 2009, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $701 million and $608 million at March 31, 2010 and December 31, 2009, respectively.
     Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$67,092	54,486	$—	—
Commitments to sell real estate loans (a)	1,258	6,009	230	171

	68,350	60,495	230	171

Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	8,494	4,428	323	4,508
Commitments to sell real estate loans (a)	2,338	13,293	1,469	1,360
Trading:
Interest rate contracts (b)	330,868	317,651	304,180	290,104
Foreign exchange and other option and futures contracts (b)	12,003	11,908	11,846	12,094

	353,703	347,280	317,818	308,066

Total derivatives	$422,053	407,775	$318,048	308,237

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.

(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Derivative financial instruments, continued

	Amount of unrealized gain (loss) recognized
	Three months ended		Three months ended
	March 31, 2010		March 31, 2009
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate time deposits (a)	$(199)	199	$(452)	449
Fixed rate long-term borrowings (a)	12,470	(11,981)	(21,315)	19,661

Total	$12,271	(11,782)	$(21,767)	20,110

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$(614)		$(172)
Foreign exchange and other option and futures contracts (b)	342		876

Total	$(272)		$704

(a)	Reported as other revenues from operations.

(b)	Reported as trading account and foreign exchange gains.
     In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $17 million and $20 million at March 31, 2010 and December 31, 2009, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.
     The aggregate fair value of derivative financial instruments in a net liability position at March 31, 2010 for which the Company was required to post collateral was $230 million. The fair value of collateral posted for such instruments was $221 million.
     The Company’s credit exposure with respect to the estimated fair value as of March 31, 2010 of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting agreements with trading account interest rate contracts with the same counterparties as well as counterparty postings of $47 million of collateral with the Company.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Variable interest entities and asset securitizations
Effective January 1, 2010, the Financial Accounting Standards Board (“FASB”) amended accounting guidance relating to the consolidation of variable interest entities to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended guidance instead requires a reporting entity to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the reporting entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity. The amended guidance requires ongoing reassessments of whether the reporting entity is the primary beneficiary of a variable interest entity.
     Also effective January 1, 2010, the FASB amended accounting guidance relating to accounting for transfers of financial assets to eliminate the exceptions for qualifying special purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. The recognition and measurement provisions of the amended guidance were required to be applied prospectively. Additionally, beginning January 1, 2010, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities had to be re-evaluated for consolidation in accordance with applicable consolidation guidance, including the new accounting guidance relating to the consolidation of variable interest entities discussed in the previous paragraph.
     In 2002 and 2003, the Company transferred approximately $1.9 billion of one-to-four family residential mortgage loans to qualified special purpose trusts in two non-recourse securitization transactions. In exchange for the loans, the Company received cash, no more than 88% of the resulting securities, and the servicing rights to the loans. Through December 31, 2009, all of the retained securities were classified as investment securities available for sale as the qualified special purpose trusts were not included in the Company’s consolidated financial statements. Effective January 1, 2010, the Company determined that it was the primary beneficiary of both securitization trusts under the amended consolidation rules considering its role as servicer and its retained subordinated interests in the trusts. As a result, beginning January 1, 2010, the Company has included the one-to-four family residential mortgage loans that were included in the two non-recourse securitization transactions in its consolidated financial statements. The effect of that consolidation on January 1, 2010 was to increase loans receivable by $424 million, decrease the amortized cost of available-for-sale investment securities by $360 million (fair value of $355 million), and increase borrowings by $65 million. The transition adjustment at January 1, 2010 as a result of the Company’s adoption of the new accounting requirements was not significant. At March 31, 2010, the carrying value of the loans in the securitization trusts was $406 million. The combined outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trusts was $414 million at March 31, 2010 and the principal amount of such securities held by the Company was $352 million. The remainder of the outstanding mortgage-backed securities were held by parties unrelated to M&T. Because the transactions were non-recourse, the Company’s maximum exposure to loss as a result of its association with the trusts at March 31, 2010 is limited to realizing the carrying value of the loans less the $62 million carrying value of the mortgage-backed securities outstanding to third parties.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Variable interest entities and asset securitizations, continued
     In the first quarter of 2009, the Company securitized approximately $141 million of one-to-four family residential mortgage loans in guaranteed mortgage securitizations with Fannie Mae. The Company recognized no gain or loss on the transactions as it retained all of the resulting securities. Such securities were classified as investment securities available for sale. The Company expects no material credit-related losses on the retained securities as a result of the guarantees by Fannie Mae. The Company had no such securitizations in the first quarter of 2010.
     Other variable interest entities in which the Company holds a variable interest are described below.
     M&T has a variable interest in a trust that holds AIB ADSs for the purpose of satisfying options to purchase such shares for certain employees. The trust purchased the AIB ADSs with the proceeds of a loan from an entity subsequently acquired by M&T. Proceeds from option exercises and any dividends and other earnings on the trust assets are used to repay the loan plus interest. Option holders have no preferential right with respect to the trust assets and the trust assets are subject to the claims of M&T’s creditors. The trust has been included in the Company’s consolidated financial statements. As a result, included in investment securities available for sale were 591,813 AIB ADSs with a carrying value of approximately $2 million at both March 31, 2010 and December 31, 2009. Outstanding options granted to employees who have continued service with M&T totaled 189,450 at each of March 31, 2010 and December 31, 2009. All outstanding options were fully vested and exercisable at both March 31, 2010 and December 31, 2009. The options expire at various dates through October 2011. The AIB ADSs are included in available for sale investment securities and have a fair value of $2 million and an amortized cost of $13 million at March 31, 2010.
     As described in note 4, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At March 31, 2010 and December 31, 2009, the Company included the Junior Subordinated Debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $34 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 4.
     The Company has invested as a limited partner in various real estate partnerships that collectively had total assets of approximately $1.1 billion and $1.0 billion at March 31, 2010 and December 31, 2009, respectively. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $246 million, including $92 million of unfunded commitments, at March 31, 2010 and $246 million, including $89 million of unfunded commitments, at December 31, 2009. The Company has not provided financial or other support to the partnerships

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Variable interest entities and asset securitizations, continued
during the quarters ended March 31, 2010 and 2009 that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. In accordance with the accounting provisions for variable interest entities, the Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and therefore, the partnership entities are not included in the Company’s consolidated financial statements.
11. Fair value measurements
GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections as of March 31, 2010.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Fair value measurements, continued
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
     Due to continuing disruption in the credit markets, trading activity in privately issued mortgage-backed securities has been limited. The markets for such securities were generally characterized by a sharp reduction of non-agency mortgage-backed securities issuances, a significant reduction in trading volumes and extremely wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices were generally obtained for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. Because of the inactivity in the markets and the lack of observable valuation inputs, the Company has classified the valuation of privately issued mortgage-backed securities as Level 3.
     In April 2009, the FASB issued new accounting rules that provided guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. The Company has concluded that there has been a significant decline in the volume and level of activity in the market for privately issued mortgage-backed securities. Therefore, the Company supplemented its determination of fair value for many of its privately issued mortgage-backed securities by obtaining pricing indications from two independent sources at March 31, 2010. However, the Company could not readily ascertain that the basis of such valuations could be ascribed to orderly and observable trades in the market for privately issued residential mortgage-backed securities. As a result, the Company also performed internal modeling to estimate the cash flows and fair value of 145 of its privately issued residential mortgage-backed securities with an amortized cost basis of $1.8 billion at March 31, 2010. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds, including estimates about the timing and amount of credit losses and prepayments. In estimating those cash flows, the Company used assumptions as to future delinquency, defaults and loss rates, including assumptions for further home price depreciation. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities given the nature of the cash flow modeling performed in the Company’s assessment of value. To determine the point within the range of potential values that was most representative of fair value under current market conditions for each of the 145 bonds, the Company computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. Weightings applied to internal model valuations ranged from zero to 40% depending on bond structure and collateral type, with prices for bonds in non-senior tranches generally receiving lower weightings on the internal model results and senior bonds receiving a higher model weighting. Weighted-average reliance on internal model pricing for the bonds

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Fair value measurements, continued
modeled was 37% with a 63% average weighting placed on the values provided by the independent sources. The Company concluded its estimate of fair value for the $1.8 billion of privately issued residential mortgage-backed securities to approximate $1.5 billion, which implies a weighted-average market yield based on reasonably likely cash flows of 9.5%. Other valuations of privately issued mortgage-backed securities were determined by reference to independent pricing sources without adjustment.
     Included in CDOs are securities backed by trust preferred securities issued by financial institutions and other entities. Given the severe disruption in the credit markets and lack of observable trade information, the Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at March 31, 2010. The modeling techniques included discounting estimated cash flows using bond-specific assumptions about defaults, deferrals and prepayments of the trust preferred securities underlying each bond. The estimation of cash flows included assumptions as to the future collateral defaults and the related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. At March 31, 2010, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities was $102 million and $126 million, respectively. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted substantially all of the available-for-sale investment securities classified as Level 3 valuations as of March 31, 2010.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Fair value measurements, continued
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
     The following tables present assets and liabilities at March 31, 2010 and December 31, 2009 measured at estimated fair value on a recurring basis:

	Fair value
	measurements at
	March 31,
	2010	Level 1(a)	Level 2(a)	Level 3
	(in thousands)
Trading account assets	$403,476	36,920	366,556	—
Investment securities available for sale:
U.S. Treasury and federal agencies	100,105	—	100,105	—
Obligations of states and political subdivisions	71,720	—	71,720	—
Mortgage-backed securities:
Government issued or guaranteed	3,688,910	—	3,688,910	—
Privately issued residential	1,664,341	—	—	1,664,341
Privately issued commercial	25,125	—	—	25,125
Collateralized debt obligations	125,755	—	—	125,755
Other debt securities	285,691	—	285,236	455
Equity securities	135,619	121,395	14,224	—

	6,097,266	121,395	4,160,195	1,815,676

Real estate loans held for sale	423,218	—	423,218	—
Other assets (b)	79,182	—	70,688	8,494

Total assets	$7,003,142	158,315	5,020,657	1,824,170

Trading account liabilities	$316,026	2,627	313,399	—
Other liabilities (b)	2,022	—	1,699	323

Total liabilities	$318,048	2,627	315,098	323

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Fair value measurements, continued

	Fair value
	measurements at
	December 31,
	2009	Level 1	Level 2	Level 3
	(in thousands)
Trading account assets	$386,984	40,836	346,148	—
Investment securities available for sale:
U.S. Treasury and federal agencies	104,686	—	104,686	—
Obligations of states and political subdivisions	62,923	—	62,923	—
Mortgage-backed securities:
Government issued or guaranteed	3,902,282	—	3,902,282	—
Privately issued residential	2,064,904	—	—	2,064,904
Privately issued commercial	25,166	—	—	25,166
Collateralized debt obligations	115,346	—	—	115,346
Other debt securities	268,201	—	267,781	420
Equity securities	160,870	145,817	15,053	—

	6,704,378	145,817	4,352,725	2,205,836

Real estate loans held for sale	652,761	—	652,761	—
Other assets (b)	78,216	—	73,788	4,428

Total assets	$7,822,339	186,653	5,425,422	2,210,264

Trading account liabilities	$302,198	5,577	296,621	—
Other liabilities (b)	6,039	—	1,531	4,508

Total liabilities	$308,237	5,577	298,152	4,508

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three-month period ended March 31, 2010.

(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Fair value measurements, continued
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2010 were as follows:

									Changes in
									unrealized
									gains (losses)
		Total gains (losses)							included in
		realized/unrealized							earnings
									related to
				Included in					assets still
	Balance-			other		Transfer in		Balance-	held at
	January 1,	Included		comprehensive		and/or out of		March 31,	March 31,
	2010	in earnings		income	Settlements	Level 3(c)		2010	2010
	(in thousands)
Investment securities available for sale:
Privately issued residential mortgage- backed securities	$2,064,904	(26,447	)(a)	74,454	(93,322)	(355,248	)(d)	1,664,341	(26,447	)(a)
Privately issued commercial mortgage- backed securities	25,166	—		2,073	(2,114)	—		25,125	—
Collateralized debt obligations	115,346	(355	)(a)	10,895	(131)	—		125,755	(355	)(a)
Other debt securities	420	—		35	—	—		455	—

	2,205,836	(26,802)		87,457	(95,567)	(355,248)		1,815,676	(26,802)
Other assets and other liabilities	(80)	18,022	(b)	—	—	(9,771)		8,171	7,630	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Fair value measurements, continued
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2009 were as follows:

								Changes in
								unrealized
								gains (losses)
		Total gains (losses)						included in
		realized/unrealized						earnings
								related to
				Included in	Purchases,	Transfer in		assets still
	Balance-			other	sales,	and/or	Balance-	held at
	January 1,	Included		comprehensive	issuances &	out of	March 31,	March 31,
	2009	in earnings		income	settlements	Level 3(c)	2009	2009
	(in thousands)
Investment securities available for sale:
U.S. Treasury and federal agencies	$5,532	—		—	—	(5,532)	—	—
Obligations of states and political subdivisions	38	—		1	—	12,143	12,182	—
Government issued or guaranteed mortgage- backed securities	84,544	—		—	—	(84,544)	—	—
Privately issued residential mortgage- backed securities	2,326,554	(32,199	)(a)	177,505	(122,457)	—	2,349,403	(32,199	)(a)
Privately issued commercial mortgage- backed securities	41,046	—		(3,262)	(5,569)	—	32,215	—
Collateralized debt obligations	2,496	548	(a)	(75)	(548)	—	2,421	548	(a)
Equity securities	2,302	—		—	41	—	2,343	—

	2,462,512	(31,651)		174,169	(128,533)	(77,933)	2,398,564	(31,651)
Other assets and other liabilities	8,266	27,258	(b)	—	—	(13,487)	22,037	24,043	(b)

(a)	Reported as an other-than-temporary impairment loss in the consolidated statement of income or as gain (loss) on bank investment securities.

(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.

(c)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.

(d)	As a result of the Company’s adoption of new accounting rules governing the consolidation of variable interest entities, effective January 1, 2010 the Company derecognized $355 million of available-for-sale investment securities previously classified as Level 3 measurements. Further information regarding the Company’s adoption of the new accounting requirements is included in note 10.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Fair value measurements, continued
     The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements in accordance with GAAP.
Loans
Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $793 million at March 31, 2010, ($471 million and $322 million of which were classified as Level 2 and Level 3, respectively) and $450 million at March 31, 2009 ($229 million and $221 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on March 31, 2010 and 2009 were decreases of $58 million and $89 million for the three-month periods ended March 31, 2010 and 2009, respectively.
Capitalized servicing rights
Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. At March 31, 2010, no stratum of capitalized servicing rights had a carrying value equal to its fair value. Changes in the fair value-based valuation allowance for capitalized servicing rights recognized for the three months ended March 31, 2010 were insignificant. At March 31, 2009, $44 million of capitalized servicing rights had a carrying value equal to their fair value. Changes in fair value of capitalized servicing rights recognized for the three months ended March 31, 2009 were an increase of $5 million.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Fair value measurements, continued
Assets taken in foreclosure of defaulted loans
Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement during the three months ended March 31, 2010 and 2009 that were still held by the Company as of that date were $17 million and $21 million, respectively. Changes in fair value recognized for those foreclosed assets held by the Company at each of March 31, 2010 and 2009 were $10 million.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Fair value measurements, continued
     The carrying amounts and the calculated estimates of fair value for financial instrument assets (liabilities) are presented in the following table:

	March 31, 2010		December 31, 2009
	Carrying	Calculated	Carrying	Calculated
	Amount	Estimate	Amount	Estimate
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,043,669	$1,043,669	$1,246,342	$1,246,342
Interest-bearing deposits at banks	121,305	121,305	133,335	133,335
Trading account assets	403,476	403,476	386,984	386,984
Investment securities	8,104,646	7,968,513	7,780,609	7,629,485
Loans and leases:
Commercial loans and leases	13,220,181	12,849,919	13,479,447	13,090,206
Commercial real estate loans	20,724,118	20,057,326	20,949,931	20,426,273
Residential real estate loans	5,664,159	5,318,752	5,463,463	5,058,763
Consumer loans	11,835,583	11,423,810	12,043,845	11,575,525
Allowance for credit losses	(891,265)	—	(878,022)	—

Loans and leases, net	50,552,776	49,649,807	51,058,664	50,150,767
Accrued interest receivable	233,111	233,111	214,692	214,692

Financial liabilities:
Noninterest-bearing deposits	$(13,622,819)	$(13,622,819)	$(13,794,636)	$(13,794,636)
Savings deposits and NOW accounts	(26,180,045)	(26,180,045)	(25,073,269)	(25,073,269)
Time deposits	(6,945,716)	(7,000,748)	(7,531,495)	(7,592,214)
Deposits at foreign office	(789,825)	(789,825)	(1,050,438)	(1,050,438)
Short-term borrowings	(1,870,763)	(1,870,763)	(2,442,582)	(2,442,582)
Long-term borrowings	(10,065,894)	(9,731,690)	(10,240,016)	(9,822,153)
Accrued interest payable	(113,983)	(113,983)	(94,838)	(94,838)
Trading account liabilities	(316,026)	(316,026)	(302,198)	(302,198)

Other financial instruments:
Commitments to originate real estate loans for sale	$8,171	$8,171	$(80)	$(80)
Commitments to sell real estate loans	1,897	1,897	17,771	17,771
Other credit-related commitments	(54,962)	(54,962)	(55,954)	(55,954)
Interest rate swap agreements used for interest rate risk management	67,092	67,092	54,486	54,486
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Fair value measurements, continued
Loans and leases
In general, discount rates used to calculate values for loan products were based on the Company’s pricing at the respective period-end and included appropriate adjustments for expected credit losses. A higher discount rate was assumed with respect to estimated cash flows associated with nonaccrual loans. Projected loan cash flows were adjusted for estimated credit losses. However, such estimates made by the Company may not be indicative of assumptions and adjustments that a purchaser of the Company’s loans and leases would seek.
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
Other commitments and contingencies
As described in note 12, in the normal course of business, various commitments and contingent liabilities are outstanding, such as loan commitments, credit guarantees and letters of credit. The Company’s pricing of such financial instruments is based largely on credit quality and relationship, probability of funding and other requirements. Loan commitments often have fixed expiration dates and contain termination and other clauses which provide for relief from funding in the event of significant deterioration in the credit quality of the customer. The rates and terms of the Company’s loan commitments, credit guarantees and letters of credit are competitive with other financial institutions operating in markets served by the Company. The Company believes that the carrying amounts, which are included in other liabilities, are reasonable estimates of the fair value of these financial instruments.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Fair value measurements, continued
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
12. Commitments and contingencies
In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	March 31,	December 31,
	2010	2009
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$6,468,527	6,482,987
Commercial real estate loans to be sold	60,858	180,498
Other commercial real estate and construction	1,377,866	1,360,805
Residential real estate loans to be sold	639,728	631,090
Other residential real estate	133,493	127,788
Commercial and other	7,162,824	7,155,188

Standby letters of credit	3,799,656	3,828,586

Commercial letters of credit	68,919	66,377

Financial guarantees and indemnification contracts	1,727,648	1,633,549

Commitments to sell real estate loans	915,949	1,239,001
     Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Commitments and contingencies, continued
of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.
     Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $1.4 billion and $1.3 billion at March 31, 2010 and December 31, 2009, respectively.
     Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.
     The Company utilizes commitments to sell real estate loans to hedge exposure to changes in the fair value of real estate loans held for sale. Such commitments are considered derivatives and along with commitments to originate real estate loans to be held for sale are recorded in the consolidated balance sheet at estimated fair market value.
     The Company has an agreement with the Baltimore Ravens of the National Football League whereby the Company obtained the naming rights to a football stadium in Baltimore, Maryland. Under the agreement, the Company is obligated to pay $5 million per year through 2013 and $6 million per year from 2014 through 2017.
     The Company also has commitments under long-term operating leases.
     The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $94 million at March 31, 2010. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $74 million at March 31, 2010. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. Management believes any reinsurance losses that may be payable by the Company will not be material to the Company’s consolidated financial position.
     The Company is contractually obligated to repurchase previously sold residential mortgage loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Commitments and contingencies, continued
may be associated with previously sold loans. At March 31, 2010, management believes that any remaining liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.
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
13. Segment information
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
     The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 22 to the Company’s consolidated financial statements as of and for the year ended December 31, 2009. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. As also described in note 22 to the Company’s 2009 consolidated financial statements, neither goodwill nor core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have been allocated to the Company’s reportable segments, but are included in the “All Other” category. The Company does, however, assign such intangible assets to business units for purposes of testing for impairment.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
13. Segment information, continued
     Information about the Company’s segments is presented in the following table:

	Three months ended March 31
	2010			2009
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)
	(in thousands)
Business Banking	$101,796	—	25,344	93,635	—	30,112
Commercial Banking	192,406	—	76,868	165,127	—	57,154
Commercial Real Estate	110,413	18	43,753	88,964	6	42,983
Discretionary Portfolio	(12,233)	(2,747)	(16,162)	11,298	(3,084)	(5,089)
Residential Mortgage Banking	63,117	8,197	595	80,011	11,869	5,500
Retail Banking	307,475	2,687	59,037	284,652	2,655	52,363
All Other	51,066	(8,155)	(38,480)	(43,539)	(11,446)	(118,802)

Total	$814,040	—	150,955	680,148	—	64,221

	Average total assets
	Three months ended		Year ended
	March 31		December 31
	2010	2009	2009
	(in millions)
Business Banking	$4,959	4,563	4,869
Commercial Banking	15,509	15,292	15,399
Commercial Real Estate	13,368	11,770	12,842
Discretionary Portfolio	14,571	13,407	13,763
Residential Mortgage Banking	2,222	2,737	2,552
Retail Banking	12,272	11,169	12,024
All Other	5,982	5,828	6,023

Total	$68,883	64,766	67,472

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer and allocation methodology. Segments are charged a cost to fund any assets

NOTES TO FINANCIAL STATEMENTS, CONTINUED
13. Segment information, continued
(e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $5,923,000 and $4,933,000 for the three-month periods ended March 31, 2010 and 2009, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.
14. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.
In 2007, M&T invested $300 million to acquire a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage lender. M&T recognizes income from BLG using the equity method of accounting. The carrying value of that investment was $240 million at March 31, 2010.
     Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for small-balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $5.8 billion and $5.5 billion at March 31, 2010 and December 31, 2009, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $36 million at March 31, 2010 and $40 million at December 31, 2009. In addition, capitalized servicing rights at March 31, 2010 and December 31, 2009 also included $15 million and $17 million, respectively, for servicing rights that were obtained from Bayview Financial related to residential mortgage loans with outstanding principal balances of $4.0 billion at March 31, 2010 and $4.1 billion at December 31, 2009. Revenues from servicing residential and small-balance commercial mortgage loans obtained from BLG and Bayview Financial were $12 million and $13 million during the quarters ended March 31, 2010 and 2009, respectively. M&T Bank provided $10 million and $34 million of credit facilities to Bayview Financial at March 31, 2010 and December 31, 2009, respectively, of which $10 million and $24 million was outstanding at March 31, 2010 and December 31, 2009, respectively. In addition, at each of March 31, 2010 and December 31, 2009, the Company held $25 million of collateralized mortgage obligations in its available-for-sale investment securities portfolio that were securitized by Bayview Financial. Finally, the Company held $342 million and $352 million of similar investment securities in its held-to-maturity portfolio at March 31, 2010 and December 31, 2009, respectively.
15. Relationship of M&T and AIB
AIB received 26,700,000 shares of M&T common stock on April 1, 2003 as a result of M&T’s acquisition of a subsidiary of AIB on that date. Those shares of common stock owned by AIB represented 22.5% of the issued and outstanding shares of M&T common stock on March 31, 2010. While AIB maintains a significant ownership in M&T, the Agreement and Plan of Reorganization between M&T and AIB (“Reorganization Agreement”) includes several provisions related to the corporate governance of M&T that provide AIB with representation on the M&T and M&T Bank boards of directors and key board committees and certain protections of its rights as a substantial M&T shareholder. In addition, AIB has rights that facilitate its ability to maintain its proportionate ownership position in M&T.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
15. Relationship of M&T and AIB, continued
     With respect to AIB’s right to have representation on the M&T and M&T Bank boards of directors and key board committees, for as long as AIB holds at least 15% of M&T’s outstanding common stock, AIB is entitled to designate four individuals, reasonably acceptable to M&T, on both the M&T and M&T Bank boards of directors. In addition, one of the AIB designees to the M&T board of directors will serve on each of the Executive; Nomination, Compensation and Governance; and Audit and Risk committees. Also, as long as AIB holds at least 15% of M&T’s outstanding common stock, neither the M&T nor the M&T Bank board of directors may consist of more than 28 directors without the consent of the M&T directors designated by AIB. AIB will continue to enjoy these rights if its holdings of M&T common stock drop below 15%, but not below 12%, so long as AIB restores its ownership percentage to 15% within one year. In the event that AIB holds at least 10%, but less than 15%, of M&T’s outstanding common stock, AIB will be entitled to designate at least two individuals on both the M&T and M&T Bank boards of directors and, in the event that AIB holds at least 5%, but less than 10%, of M&T’s outstanding common stock, AIB will be entitled to designate one individual on both the M&T and M&T Bank boards of directors. M&T also has the right to appoint one representative to the AIB board while AIB remains a significant shareholder.
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
     In an effort to raise its capital position to meet new Irish government-mandated capital requirements, AIB announced in March 2010 that it plans to sell its ownership interest in M&T by the end of 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
M&T Bank Corporation (“M&T”) recorded net income in the first quarter of 2010 of $151 million or $1.15 of diluted earnings per common share, compared with $64 million or $.49 of diluted earnings per common share in the first quarter of 2009. During the fourth quarter of 2009, net income totaled $137 million or $1.04 of diluted earnings per common share. Basic earnings per common share were $1.16 in the initial 2010 quarter, compared with $.49 and $1.05 in the first and fourth quarters of 2009, respectively. The after-tax impact of acquisition and integration-related expenses (included herein as merger-related expenses) associated with M&T’s May 23, 2009 acquisition of Provident Bankshares Corporation (“Provident”) was $1 million ($2 million pre-tax), or $.01 of basic and diluted earnings per common share in the initial quarter of 2009. Merger-related expenses in the fourth quarter of 2009 aggregated $4 million ($6 million pre-tax) or $.03 of basic and diluted earnings per common share. Such expenses related to the acquisition of Provident and to the August 28, 2009 agreement between the Federal Deposit Insurance Corporation (“FDIC”) and M&T Bank, the principal banking subsidiary of M&T, for M&T Bank to assume all of the deposits and acquire certain assets of Bradford Bank (“Bradford”). There were no merger-related expenses in 2010’s initial quarter.
     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the first quarter of 2010 was .89%, compared with .40% in the year-earlier quarter and .79% in the fourth quarter of 2009. The annualized rate of return on average common stockholders’ equity was 7.86% in the first three months of 2010, compared with 3.61% and 7.09% in the first and fourth quarters of 2009, respectively.
     The condition of the residential real estate marketplace and the U.S. economy has had a significant impact on the financial services industry as a whole, and specifically on the financial results of the Company. A pronounced downturn in the residential real estate market that began in early 2007 has resulted in significantly lower residential real estate values and higher delinquencies and charge-offs of loans, including loans to builders and developers of residential real estate. In addition, the U.S. economy was in recession during 2008 and 2009, and high unemployment continues to hinder a recovery. As a result, the Company experienced higher than historical levels of delinquencies and charge-offs related to its commercial loan and commercial real estate loan portfolios during 2009 and early 2010 as well. Investment securities backed by residential and commercial real estate have reflected substantial unrealized losses during the real estate downturn due to a lack of liquidity in the financial markets and anticipated credit losses. Many financial institutions, including the Company, have taken charges for those unrealized losses that were deemed to be other than temporary.
     Reflected in M&T’s first quarter 2010 results were $16 million of after-tax other-than-temporary impairment charges ($27 million before taxes) on certain available-for-sale investment securities, reducing diluted earnings per common share by $.14. Specifically, such charges related to certain privately issued collateralized mortgage obligations (“CMOs”) backed by residential real estate loans. However, because those investment securities were previously reflected at fair values on the consolidated balance sheet, the impairment charges did not reduce stockholders’ equity.
     The Financial Accounting Standards Board (“FASB”) amended generally accepted accounting principles (“GAAP”) in June 2009 relating to: (1) the consolidation of variable interest entities to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; and (2) accounting for transfers of financial assets to eliminate the exceptions for qualifying special purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. The amended guidance became effective as of January 1, 2010. The recognition and measurement provisions of the amended guidance were applied to transfers that occur on or after the effective date. Additionally, beginning January 1, 2010, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities must now be evaluated for consolidation in accordance with applicable consolidation guidance, including the new accounting guidance relating to the consolidation of variable interest entities.
     In accordance with the new accounting requirements, effective January 1, 2010 the Company includes in its consolidated financial statements one-to-four family residential mortgage loans that were included in two separate non-recourse securitization transactions using qualified special trusts. The effect of that consolidation was to increase residential real estate loans by $424 million, decrease the amortized cost of available-for-sale investment securities by $360 million (fair value of $355 million as of January 1, 2010), and increase borrowings by $65 million. Information concerning these securitization transactions is included in note 10 of Notes to Financial Statements.
     The Company’s financial results for the first quarter of 2009 were significantly affected by the recessionary state of the U.S. economy and the deterioration of residential real estate values throughout much of the country. Specifically, the provision for credit losses rose to $158 million, its highest level ever, and net loan charge-offs totaled $100 million in the first quarter of 2009. The excess of that quarter’s provision above net charge-offs was deemed necessary due largely to a commercial loan transferred to nonaccrual status during the initial 2009 quarter for which the full collectibility was in question. During the second quarter of 2009, $33 million of that loan was charged off. After-tax other-than-temporary impairment charges of $20 million ($32 million before taxes), or $.18 of diluted earnings per common share, were recorded during the initial quarter of 2009 on privately issued CMOs. Those securities, which are collateralized by residential real estate loans, are held in the Company’s available-for-sale investment securities portfolio.
     The Company also recorded after-tax other-than-temporary impairment charges of $21 million ($34 million before taxes), or $.18 of diluted earnings per common share, in the final quarter of 2009 related to certain privately issued CMOs and collateralized debt obligations (“CDOs”). The Company continues to hold those bonds in its available-for-sale investment securities portfolio.
Supplemental Reporting of Non-GAAP Results of Operations
As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.7 billion at each of March 31, 2010 and December 31, 2009, compared with $3.4 billion at March 31, 2009. Included in such intangible assets was goodwill of $3.5 billion at March 31, 2010 and December 31, 2009 and $3.2 billion at March 31, 2009. Amortization of core deposit and other intangible assets, after tax effect, was $10 million ($.08 per diluted common share) during the initial quarter of 2010, $9 million ($.09 per diluted common share) during the year-earlier quarter and $10 million ($.09 per diluted common share) in the fourth quarter of 2009.
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
     Net operating income totaled $161 million in the first quarter of 2010, compared with $75 million in the year-earlier quarter. Diluted net operating earnings per common share for the recent quarter were $1.23, compared with $.59 in the initial 2009 quarter. Net operating income and diluted net operating earnings per common share were $151 million and $1.16, respectively, in the fourth quarter of 2009.
     Net operating income in the first quarter of 2010 represented an annualized rate of return on average tangible assets of 1.00%, compared with .50% and .92% in the first and fourth quarters of 2009, respectively. Net operating income expressed as an annualized return on average tangible common equity was 17.34% in the recently completed quarter, compared with 9.36% in the year-earlier quarter and 16.73% in the final quarter of 2009.
     Reconciliations of GAAP results with non-GAAP results are provided in table 2.
Taxable-equivalent Net Interest Income
Taxable-equivalent net interest income aggregated $562 million in the first quarter of 2010, up 24% from $453 million in the corresponding 2009 quarter but down slightly from $565 million in the fourth quarter of 2009. The improvement in the recent quarter’s total as compared with the first quarter of 2009 reflects a 59 basis point (hundredths of one percent) widening of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, and higher average earning assets, which rose $2.8 billion, or 5%, to $60.3 billion from $57.5 billion in the first quarter of 2009. The slight decline in net interest income from the fourth quarter of 2009 reflects the impact of fewer days in the recent quarter, offset, in part, by a 7 basis point widening of the net interest margin. The net interest margin was 3.78% in the initial 2010 quarter, compared with 3.19% in the year-earlier period and 3.71% in the fourth quarter of 2009.
     Average loans and leases rose $3.1 billion, or 6%, to $51.9 billion in the first quarter of 2010 from $48.8 billion in 2009’s initial quarter. Included in average loans and leases in the recent quarter were loans obtained in the Provident and Bradford acquisition transactions. Loans associated with Provident totaled $4.0 billion on the May 23, 2009 acquisition date and loans associated with Bradford totaled $302 million on the August 28, 2009 closing date of that transaction. In total, the acquired loans consisted of approximately $700 million of commercial loans, $1.8 billion of commercial real estate loans, $400 million of residential real estate loans and $1.4 billion of consumer loans. Including the impact of the acquired loan balances, commercial loans and leases averaged $13.4 billion in the first 2010 quarter, down 4% from $14.0 billion in the year-earlier quarter. That decline was the result of generally lower demand for commercial loans. Average commercial real estate loans rose $2.1 billion or 11% to $20.9 billion in the recent quarter from $18.8 billion in the first quarter of 2009. The Company’s residential real estate loan portfolio averaged $5.7 billion in 2010’s initial quarter, up $708 million or 14% from $5.0 billion in the corresponding quarter of 2009. Included in that portfolio were loans held for sale, which averaged $404 million in the recently completed quarter, compared with $548 million in the first quarter of 2009. Also reflected in average residential real estate loans in the first quarter of 2010 were $416 million of loans related to the implementation of the new accounting requirements previously discussed. Excluding such loans and loans held for sale, average residential real estate loans increased $436 million from the first quarter of 2009 to the first quarter of 2010. Average consumer loans and leases totaled $11.9 billion in the recent quarter, up $966 million or 9% from $11.0 billion in the year-earlier period. That growth was due to loans obtained from Provident and Bradford (largely home equity loans and lines of credit) and higher outstanding balances of legacy home equity lines of credit, partially offset by declines in average outstanding automobile loan balances.
     After excluding the loans recorded as a result of the new accounting requirements effective January 1, 2010, average loan balances in the recent quarter declined $556 million, or 1%, from the fourth quarter of 2009. Relatively modest changes were experienced in each of the major loan categories during the recent quarter as compared with the final quarter of 2009. Although the Company has experienced sluggish borrower demand for loans, certain of the loan portfolios have been allowed to decline where the Company has decided it does not want to pursue growth. Examples of those portfolios include residential real estate construction loans, Alt-A residential mortgage loans, indirect automobile loans outside of the Company’s footprint and out-of-footprint home equity loans. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.
AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2010	2009	2009
Commercial, financial, etc.	$13,408	(4)%	(1)%
Real estate – commercial	20,867	11	—
Real estate – consumer	5,742	14	5
Consumer

Automobile	2,898	(11)	(4)
Home equity lines	5,851	23	—
Home equity loans	949	1	(6)
Other	2,233	12	(2)

Total consumer	11,931	9	(2)

Total	$51,948	6%	—%

     The investment securities portfolio averaged $8.2 billion during the initial quarter of 2010, down from $8.5 billion in the first quarter of 2009 but little changed from 2009’s final quarter. The decline in such securities from the first quarter of 2009 largely reflects maturities and paydowns of mortgage-backed securities, maturities of federal agency notes and the impact of adopting the new accounting rules on January 1, 2010 as already noted, partially offset by investment securities obtained in the acquisition of Provident and recent-quarter purchases of $961 million of mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). As compared with the fourth quarter of 2009, the recent quarter purchases were largely offset by maturities and paydowns of mortgage-backed securities and the impact of the change in accounting requirements. The investment securities portfolio is largely comprised of residential mortgage-backed securities and CMOs, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination.
     The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” As previously discussed, an other-than-temporary impairment charge of $27 million (pre-tax) was recognized in the first quarter of 2010 related to certain privately issued CMOs held in the Company’s available-for-sale investment securities portfolio. Other-than-temporary impairment charges of $32 million (pre-tax) and $34 million (pre-tax) were recognized during the initial quarter of 2009 and the fourth quarter of 2009, respectively. Those charges were also largely related to the Company’s available-for-sale portfolio of privately issued residential CMOs. Poor economic conditions, high unemployment and depressed real estate values are significant factors contributing to the recognition of the other-than-temporary impairment charges. Based on management’s assessment of future cash flows associated with individual investment securities, as of March 31, 2010 the Company concluded that the remaining declines associated with the rest of the investment securities portfolio were temporary in nature. A further discussion of fair values of investment securities is included herein under the heading “Capital”. Additional information about the investment securities portfolio is included in notes 3 and 11 of Notes to Financial Statements.
     Other earning assets include deposits at banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $211 million in the recently completed quarter, compared with $195 million and $167 million in the first and fourth quarters of 2009, respectively. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.
     As a result of the changes described herein, average earning assets aggregated $60.3 billion in the first quarter of 2010, compared with $57.5 billion in the similar 2009 quarter. Average earning assets aggregated $60.5 billion in the fourth quarter of 2009.
     The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned bank subsidiary of M&T, are also included in core deposits. Core deposits averaged $42.9 billion in the first quarter of 2010, up 24% from $34.7 billion in the corresponding 2009 quarter and 1% higher than $42.3 billion in the fourth quarter of 2009. The 2009 acquisition transactions added $3.8 billion of core deposits on the respective acquisition dates. Excluding deposits obtained in those transactions, the growth in core deposits since the first quarter of 2009 was due, in part, to the lack of attractiveness to the Company’s customers of alternative investments resulting from lower interest rates and the recessionary environment in the U.S. The continuing low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have increased. The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase
		(decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2010	2009	2009
NOW accounts	$579	13%	1%
Savings deposits	24,396	20	3
Time deposits less than $100,000	4,662	(12)	(9)
Noninterest-bearing deposits	13,294	55	3

Total	$42,931	24%	1%

     In addition to core deposits, domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits provide sources of funding for the Company. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $1.8 billion during the first quarter of 2010, compared with $3.0 billion and $2.2 billion in the first and fourth quarters of 2009, respectively. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $1.2 billion, $2.5 billion and $1.3 billion for the quarters ended March 31, 2010, March 31, 2009 and December 31, 2009, respectively. Average brokered time deposits totaled $785 million during the recently completed quarter, compared with $435 million and $1.0 billion in the first and fourth quarters of 2009, respectively. Reflected in average brokered time deposits in the first quarter of 2010 and in the fourth quarter of 2009 were approximately $740 million and $889 million, respectively, of deposits obtained in the Provident transaction. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $25 million of brokered time deposits. The Company also had brokered NOW and brokered money-market deposit accounts which in the aggregate averaged $678 million during the first quarter of 2010, compared with $894 million in the year-earlier quarter and $586 million in the fourth quarter of 2009. Offshore branch deposits and brokered deposits have been used by the Company as alternatives to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.
     The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks (“FHLBs”), the Federal Reserve and others as sources of funding. Short-term borrowings averaged $2.4 billion in the initial 2010 quarter, compared with $3.5 billion in the year-earlier quarter and $2.3 billion in the fourth quarter of 2009. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $2.1 billion in the recent quarter, compared with $1.8 billion and $2.0 billion in the first and fourth quarters of 2009, respectively. Overnight federal funds borrowings represented the largest component of short-term borrowings and are obtained from a wide variety of banks and other financial institutions. Average short-term borrowings included borrowings from the FHLB of New York and the FHLB of Atlanta which totaled $100 million during the recent quarter, compared with $1.0 billion and $186 million in the first and fourth quarters of 2009, respectively. Also included in short-term borrowings were secured borrowings with the Federal Reserve through their Term Auction Facility (“TAF”). Borrowings under the TAF averaged $467 million during the three-month period ended March 31, 2009, while there were no such outstanding borrowings during the quarters ended March 31, 2010 and December 31, 2009.
     Long-term borrowings averaged $10.2 billion in the first quarter of 2010, compared with $11.6 billion in the corresponding 2009 quarter and $10.3 billion in the final quarter of 2009. Included in average long-term borrowings were amounts borrowed from the FHLBs of $5.1 billion in the initial quarter of 2010, and $6.7 billion and $5.3 billion in the first and fourth quarters of 2009, respectively, and subordinated capital notes of $1.9 billion in each of the quarters ended March 31, 2010, March 31, 2009 and December 31, 2009. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.2 billion in each of the first quarter of 2010 and the fourth quarter of 2009, compared with $1.1 billion in the first quarter of 2009. Information regarding trust preferred securities and the related junior subordinated debentures is provided in note 4 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.6 billion during each of the first quarters of 2010 and 2009 and the fourth quarter of 2009. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.
     Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as described herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.55% in the first quarter of 2010 and 2.91% in the year-earlier quarter. The yield on earning assets during the recent quarter was 4.59%, down 6 basis points from 4.65% in the first quarter of 2009, while the rate paid on interest-bearing liabilities decreased 70 basis points to 1.04% from 1.74%. In the fourth quarter of 2009, the net interest spread was 3.45%, the yield on earning assets was 4.58% and the rate paid on interest-bearing liabilities was 1.13%. The significant improvement in the net interest spread in the two most recent quarters as compared with the first quarter of 2009 was due largely to declines in the rates paid on deposits and long-term borrowings. Those lower rates reflect the impact of the stagnant economy and the Federal Reserve’s monetary policies on both short-term and long-term interest rates. In addition, the Federal Open Market Committee noted in January 2010 that low rates of resource utilization, subdued inflation trends, and stable inflation expectations were likely to warrant exceptionally low levels of the federal funds rate for an extended period of time.
     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill, core deposit and other intangible assets. Net interest-free funds averaged $13.7 billion in the first quarter of 2010, compared with $9.5 billion and $13.5 billion in the first and fourth quarters of 2009, respectively. The rise in net interest free funds in the two most recent quarters as compared with the first quarter of 2009 was largely the result of higher average balances of noninterest-bearing deposits. Such deposits averaged $13.3 billion in the recent quarter, compared with $8.6 billion and $12.9 billion in the first and fourth quarters of 2009, respectively. In connection with the Provident and Bradford transactions, the Company added noninterest-bearing deposits totaling $946 million at the respective acquisition dates. Goodwill and core deposit and other intangible assets averaged $3.7 billion during each of the quarters ended March 31, 2010 and December 31, 2009, compared with $3.4 billion during the quarter ended March 31, 2009. The cash surrender value of bank owned life insurance averaged $1.5 billion in the two most recent quarters and $1.2 billion in the initial 2009 quarter. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”
     The contribution of net interest-free funds to net interest margin was .23% in the recent quarter, compared with .28% in the first quarter of 2009 and .26% in 2009’s final quarter. The decrease in the contribution to net interest margin ascribed to net interest-free funds in the recent quarter as compared with the first and fourth quarters of 2009 resulted largely from the impact of lower interest rates on interest-bearing liabilities used to value such contribution.

     Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.78% in the first quarter of 2010, compared with 3.19% in the year-earlier quarter and 3.71% in the fourth quarter of 2009. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.
     Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was approximately $1.1 billion at each of March 31, 2010, March 31, 2009 and December 31, 2009. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate time deposits and long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.
     In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended March 31, 2010 and 2009 and the quarter ended December 31, 2009 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $67 million at March 31, 2010, $125 million at March 31, 2009 and $54 million at December 31, 2009. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of March 31, 2010 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $47 million of collateral with the Company.
     The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 6.30% and 2.07%, respectively, at March 31, 2010. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 9 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS
Dollars in thousands

	Three months ended March 31
	2010		2009
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(11,252)	(.10)	(7,415)	(.06)

Net interest income/margin	$11,252	.08%	$7,415	.05%

Average notional amount	$1,062,241		$1,107,241

Rate received (b)		6.39%		6.34%
Rate paid (b)		2.10%		3.63%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
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
     The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings were $1.7 billion at March 31, 2010, $1.4 billion at March 31, 2009 and $2.1 billion at December 31, 2009. In general, those borrowings were unsecured and matured on the next business day. As previously noted, offshore branch deposits and brokered certificates of deposit have been used by the Company as an alternative to short-term borrowings. Offshore branch deposits also generally mature on the next business day and totaled $790 million, $2.2 billion and $1.1 billion at March 31, 2010, March 31, 2009 and December 31, 2009, respectively. Outstanding brokered time deposits at March 31, 2010, March 31, 2009 and December 31, 2009 were $732 million, $262 million and $868 million, respectively. Such deposits at March 31, 2010 and December 31, 2009 included $692 million and $813 million, respectively, of brokered time deposits obtained in the acquisition of Provident. At March 31, 2010, the weighted-average remaining term to maturity of brokered time deposits was 22 months. Certain of these brokered time deposits have provisions that allow for early redemption. The Company also had brokered NOW and brokered money-market deposit accounts which aggregated $942 million, $941 million and $618 million at March 31, 2010, March 31, 2009 and December 31, 2009, respectively.
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
     Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by direct-pay letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $20 million at March 31, 2010, $31 million at March 31, 2009 and $19 million at December 31, 2009. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.9 billion at each of March 31, 2010 and December 31, 2009, compared with $2.0 billion at March 31, 2009. M&T Bank also serves as remarketing agent for most of those bonds.
     In the normal course of business, the Company enters into contractual obligations which require future cash payments. Such obligations include, among others, payments related to deposits, borrowings, leases, and other contractual commitments. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 12 of Notes to Financial Statements.
     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of the test, at March 31, 2010 approximately $1.2 billion was available for payment of dividends to M&T from banking subsidiaries. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 4 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at March 31, 2010 or at December 31, 2009.
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
     The accompanying table as of March 31, 2010 and December 31, 2009 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
Changes in interest rates	March 31, 2010	December 31, 2009
+200 basis points	$38,268	33,974
+100 basis points	21,234	19,989
-100 basis points	(24,053)	(37,775)
-200 basis points	(46,677)	(61,729)
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
     Changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. That impact is most notable on the values assigned to the Company’s investment securities. Information about the fair valuation of such securities is presented herein under the heading “Capital” and in notes 3 and 11 of Notes to Financial Statements.
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
     The notional amounts of interest rate contracts entered into for trading purposes aggregated $12.8 billion at March 31, 2010, compared with $15.0 billion at March 31, 2009 and $13.9 billion at December 31, 2009. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes totaled $701 million at March 31, 2010, compared with $511 million and $608 million at March 31, 2009 and December 31, 2009, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $403 million and $316 million, respectively, at March 31, 2010, $592 million and $495 million, respectively, at March 31, 2009, and $387 million and $302 million, respectively, at December 31, 2009. Included in trading account assets were assets related to deferred compensation plans totaling $34 million and $29 million at March 31, 2010 and 2009, respectively, and $36 million at December 31, 2009. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at March 31, 2010 and March 31, 2009 were $36 million and $34 million, respectively, of liabilities related to deferred compensation plans, compared with $38 million at December 31, 2009. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

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
Provision for Credit Losses
The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the first quarter of 2010 was $105 million, compared with $158 million in the year-earlier quarter and $145 million in the fourth quarter of 2009. The levels of the provision over the last eight quarters have been higher than historical levels, reflecting a pronounced downturn in the U.S. economy, which entered recession in late-2007, and significant deterioration in the residential real estate market that began in early-2007 and continued through the recently completed quarter. Declining real estate valuations and higher levels of delinquencies and charge-offs have significantly affected the quality of the Company’s residential real estate loan portfolio. Specifically, the Company’s Alt-A residential real estate loan portfolio and its residential real estate builder and developer loan portfolio experienced the majority of the credit problems related to the turmoil in the residential real estate market place. As a result of higher unemployment levels and the recessionary economy, the Company also experienced increased levels of consumer and commercial loan charge-offs over the past two years.
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
     Net loan charge-offs were $95 million in the first quarter of 2010, compared with $100 million and $135 million during the three-month periods ended March 31, 2009 and December 31, 2009, respectively. Net charge-offs as an annualized percentage of average loans and leases were .74% in the first quarter of 2010, compared with .83% and 1.03% in the first and fourth quarters of 2009, respectively. A summary of net charge-offs by loan type follows:

NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In thousands

	First Quarter	First Quarter	Fourth Quarter
	2010	2009	2009
Commercial, financial, etc.	$17,994	22,301	30,991
Real estate:
Commercial	30,226	22,399	50,605
Residential	15,280	19,702	21,136
Consumer	31,009	35,531	32,120

	$94,509	99,933	134,852

     Included in net charge-offs of commercial real estate loans were charge-offs of loans to residential homebuilders and developers of $22 million in each of the quarters ended March 31, 2010 and March 31, 2009 and $40 million for the quarter ended December 31, 2009. Reflected in net charge-offs of residential real estate loans were net charge-offs of Alt-A first mortgage loans of $8 million in the initial 2010 quarter, compared with $13 million and $14 million in the first and fourth quarters of 2009, respectively. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended March 31, 2010, March 31, 2009 and December 31, 2009, respectively, of: indirect automobile loans of $10 million, $17 million and $13 million; recreational vehicle loans of $7 million in each period; and home equity loans and lines of credit, including Alt-A second lien loans, of $9 million, $9 million and $10 million. Including both first and second lien mortgages, net charge-offs of Alt-A loans totaled $9 million and $16 million for the quarters ended March 31, 2010 and 2009, respectively, compared with $15 million in the final quarter of 2009.
     Nonaccrual loans totaled $1.34 billion or 2.60% of total loans and leases outstanding at March 31, 2010, compared with $1.00 billion or 2.05% a year earlier and $1.33 billion or 2.56% at December 31, 2009. Major factors contributing to the rise in nonaccrual loans from March 31, 2009 were a $245 million rise in commercial real estate loans, including a $47 million increase in loans to residential builders and developers, and an $89 million increase in commercial loans and leases. The continuing turbulence in the residential real estate market place has resulted in deteriorated real estate values and increased delinquencies, both for loans to consumers and loans to builders and developers of residential real estate. The depressed state of the U.S. economy has resulted in generally higher levels of nonaccrual loans. The slight increase in nonaccrual loans from December 31, 2009 to March 31, 2010 reflects a rise of $35 million in loans acquired in the Provident and Bradford transactions and a $26 million decline in loans from the Company’s legacy portfolio.
     Accruing loans past due 90 days or more were $203 million or .40% of total loans and leases at March 31, 2010, compared with $143 million or .29% at March 31, 2009 and $208 million or .40% at December 31, 2009. Those loans included $195 million, $127 million and $193 million at March 31, 2010, March 31, 2009 and December 31, 2009, respectively, of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $179 million and $122 million as of March 31, 2010 and 2009, respectively, and $176 million at December 31, 2009. Loans past due 90 days or more and accruing interest that were guaranteed by government-related entities also included foreign commercial and industrial loans supported by the Export-Import Bank of the United States that totaled $11 million at March 31, 2010, $3 million at March 31, 2009 and $13 million at December 31, 2009.

     Loans obtained in the 2009 acquisition transactions that were impaired at the date of acquisition were recorded at estimated fair value and are generally delinquent in payments, but, in accordance with GAAP the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $74 million at March 31, 2010, or approximately .1% of total loans.
     In an effort to assist borrowers, the Company has modified the terms of select loans secured by residential real estate, largely from the Company’s portfolio of Alt-A loans. Included in loans outstanding at March 31, 2010 were $296 million of modified loans, of which $109 million were classified as nonaccrual. The remaining modified loans have demonstrated payment capability consistent with the modified terms and, accordingly, were classified as renegotiated loans and were accruing interest at March 31, 2010. Loan modifications included such actions as the extension of loan maturity dates (generally from thirty to forty years) and the lowering of interest rates and monthly payments. The objective of the modifications was to increase loan repayments by customers and thereby reduce net charge-offs. In accordance with GAAP, the modified loans are included in impaired loans for purposes of determining the allowance for credit losses. Modified residential real estate loans totaled $216 million at March 31, 2009, of which $106 million were in nonaccrual status, and $292 million as of December 31, 2009, of which $108 million were in nonaccrual status.
     Commercial loans and leases classified as nonaccrual totaled $325 million at March 31, 2010, $236 million at March 31, 2009 and $322 million at December 31, 2009. The rise in such loans at the two most recent quarter-ends as compared with March 31, 2009 reflects the impact of general economic conditions on borrowers’ abilities to repay loans. Additions to nonaccrual loans since March 31, 2009 include a relationship to a single borrower that operates retirement communities ($41 million), a $37 million loan to a consumer finance and credit insurance company and a $19 million loan to a business in the health care sector.
     Nonaccruing commercial real estate loans totaled $641 million at March 31, 2010, $396 million at March 31, 2009 and $638 million at December 31, 2009. The rise in such loans at March 31, 2010 as compared with the end of the initial quarter of 2009 reflects the additions of a loan collateralized by real estate in New York City ($104 million) and $47 million of loans to residential homebuilders and developers. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the three-month period ended March 31, 2010 is presented in the accompanying table.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

				Quarter ended
	March 31, 2010			March 31, 2010
		Nonaccrual		Net charge-offs
					Annualized
					percent of
			Percent of		average
	Outstanding		outstanding		outstanding
	balances	Balances	balances	Balances	balances
	( dollars in thousands )
New York	$370,706	$34,547	9.32%	$10,179	11.05%
Pennsylvania	249,917	23,959	9.59	9,178	14.53
Mid-Atlantic	788,197	203,980	25.88	1,562	0.77
Other	237,432	55,031	23.18	1,195	2.04

Total	$1,646,252	$317,517	19.29%	$22,114	5.30%

     Residential real estate loans classified as nonaccrual were $282 million at March 31, 2010, compared with $298 million at March 31, 2009 and $281 million at December 31, 2009. Declining real estate values and higher levels of delinquencies have contributed to the higher levels of residential real estate loans classified as nonaccrual and to the level of charge-offs. Included in residential real estate loans classified as nonaccrual were Alt-A loans of $114 million, $138 million and $112 million at March 31, 2010, March 31, 2009 and December 31, 2009, respectively. Residential real estate loans past due 90 days or more and accruing interest totaled $181 million at March 31, 2010, compared with $122 million a year earlier and $178 million at December 31, 2009. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended March 31, 2010 is presented in the accompanying table.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter ended
	March 31, 2010			March 31, 2010
		Nonaccrual		Net charge-offs
					Annualized
					percent of
			Percent of		average
	Outstanding		outstanding		outstanding
	balances	Balances	balances	Balances	balances
	(dollars in thousands)
Residential mortgages:
New York	$2,054,216	$42,333	2.06%	$2,586	0.53%
Pennsylvania	683,764	13,692	2.00	422	0.26
Mid-Atlantic	1,067,305	43,327	4.06	1,799	0.69
Other	1,065,319	55,444	5.20	1,962	0.71

Total	$4,870,604	$154,796	3.18%	$6,769	0.57%

Residential construction loans:
New York	$12,999	$933	7.18%	$3	0.07%
Pennsylvania	5,544	828	14.94	—	—
Mid-Atlantic	3,610	2,358	65.32	4	0.40
Other	45,434	9,304	20.48	688	5.93

Total	$67,587	$13,423	19.86%	$695	3.97%

Alt-A first mortgages:
New York	$104,409	$17,162	16.44%	$788	2.98%
Pennsylvania	29,100	3,661	12.58	39	0.53
Mid-Atlantic	132,323	16,143	12.20	1,077	3.25
Other	460,137	76,573	16.64	5,912	5.09

Total	$725,969	$113,539	15.64%	$7,816	4.27%

Alt-A junior lien:
New York	$3,282	$137	4.17%	$145	17.34%
Pennsylvania	1,057	76	7.19	56	20.29
Mid-Atlantic	5,263	599	11.38	201	15.27
Other	18,847	1,232	6.54	1,005	20.95

Total	$28,449	$2,044	7.18%	$1,407	19.47%

First lien home equity loans:
New York	$42,610	$105	0.25%	$4	0.04%
Pennsylvania	242,076	2,035	0.84	72	0.12
Mid-Atlantic	178,692	1,698	0.95	33	0.07
Other	2,583	276	10.69	—	—

Total	$465,961	$4,114	0.88%	$109	0.09%

First lien home equity lines:
New York	$712,681	$1,951	0.27%	$34	0.02%
Pennsylvania	484,353	439	0.09	113	0.10
Mid-Atlantic	498,298	286	0.06	169	0.14
Other	12,136	430	3.54	—	—

Total	$1,707,468	$3,106	0.18%	$316	0.08%

Junior lien home equity loans:
New York	$109,678	$1,513	1.38%	$259	0.93%
Pennsylvania	116,688	935	0.80	242	0.81
Mid-Atlantic	189,066	2,268	1.20	538	1.12
Other	10,380	272	2.62	391	14.81

Total	$425,812	$4,988	1.17%	$1,430	1.32%

Junior lien home equity lines:
New York	$1,850,569	$12,096	0.65%	$2,569	0.56%
Pennsylvania	624,116	2,695	0.43	333	0.22
Mid-Atlantic	1,582,966	6,535	0.41	2,450	0.63
Other	79,417	1,564	1.97	545	2.74

Total	$4,137,068	$22,890	0.55%	$5,897	0.58%

     Nonaccrual consumer loans and leases aggregated $92 million at March 31, 2010, compared with $74 million at March 31, 2009 and $91 million at December 31, 2009. As a percentage of consumer loan balances outstanding, nonaccrual consumer loans and leases were .78% at March 31, 2010, compared with .68% and

.75% at March 31, 2009 and December 31, 2009, respectively. Included in nonaccrual consumer loans and leases at March 31, 2010, March 31, 2009 and December 31, 2009 were indirect automobile loans of $35 million, $26 million and $39 million, respectively; recreational vehicle loans of $16 million, $14 million and $15 million, respectively; and outstanding balances of home equity lines of credit of $26 million, $22 million and $23 million, respectively. Consumer loans delinquent 30-90 days at March 31, 2010 totaled $108 million, compared with $96 million and $141 million at March 31, 2009 and December 31, 2009, respectively. Consumer loans past due 90 days or more and accruing interest totaled $3 million, $2 million and $4 million at March 31, 2010, March 31, 2009 and December 31, 2009, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter-ended March 31, 2010 is presented in the accompanying table.
     Real estate and other foreclosed assets were $95 million at each of March 31, 2010 and December 31, 2009, and $100 million at March 31, 2009. At March 31, 2010, the Company’s holding of residential real estate-related properties comprised 84% of foreclosed assets.
     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA
Dollars in thousands

	2010	2009 Quarters
	First Quarter	Fourth	Third	Second	First
Nonaccrual loans	$1,339,992	1,331,702	1,228,341	1,111,423	1,003,987
Real estate and other foreclosed assets	95,362	94,604	84,676	90,461	100,270

Total nonperforming assets	$1,435,354	1,426,306	1,313,017	1,201,884	1,104,257

Accruing loans past due 90 days or more(a)	$203,443	208,080	182,750	155,125	142,842

Renegotiated loans	$220,885	212,548	190,917	170,950	130,932

Government guaranteed loans included in totals above:
Nonaccrual loans	$37,048	38,579	38,590	38,075	38,460
Accruing loans past due 90 days or more	194,523	193,495	172,701	143,886	127,237

Purchased impaired loans(b):
Outstanding customer balance	$148,686	172,772	209,138	170,400	—
Carrying amount	73,890	88,170	108,058	97,730	—

Nonaccrual loans to total loans and leases, net of unearned discount	2.60%	2.56%	2.35%	2.11%	2.05%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	2.78%	2.74%	2.51%	2.28%	2.25%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.40%	.40%	.35%	.29%	.29%

(a)	Predominately residential mortgage loans.

(b)	Accruing loans that were impaired at acquisition date and recorded at fair value.

     Management regularly assesses the adequacy of the allowance for credit losses by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and assessing the adequacy of the Company’s allowance for such losses as of each reporting date. Factors also considered by management when performing its assessment, in addition to general economic conditions and the other factors described above, included, but were not limited to: (i) the impact of residential real estate values in the Company’s portfolio of loans to residential real estate builders and developers; (ii) the repayment performance associated with the Company’s portfolio of Alt-A and other residential mortgage loans; (iii) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (iv) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; and (v) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types and for which repayment performance can be significantly affected by unemployment levels. The level of the allowance is adjusted based on the results of management’s analysis.
     Management cautiously and conservatively evaluated the allowance for credit losses as of March 31, 2010 in light of (i) lower residential real estate values and higher levels of delinquencies of residential real estate loans; (ii) the recession-like weak economic conditions in many of the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company. Considerable concerns exist about the economic recovery in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment, which has caused consumer spending to slow; the underlying impact on businesses’ operations and abilities to repay loans as consumer spending slowed; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued uncertainty about possible responses to state and local government budget deficits. Although the U.S. economy experienced recession and weak economic conditions during recent years, as compared with other areas of the country, the impact of those conditions was not as pronounced on borrowers in the traditionally slower growth or stagnant regions of upstate New York and central Pennsylvania. Approximately one-half of the Company’s loans are to customers in New York State and Pennsylvania. Home prices in upstate New York and central Pennsylvania were largely unchanged in 2009, in contrast to declines in values in other regions of the country. Therefore, despite the conditions, as previously described, the most severe credit issues experienced by the Company have been centered around residential real estate, including loans to builders and developers of residential real estate, in areas other than New York State and Pennsylvania. In response, the Company has conducted detailed reviews of all loans to residential real estate builders and developers that exceeded $2.5 million. Those credit reviews often resulted in commencement of intensified collection efforts, including instances of foreclosure. During 2009, the Company experienced increases in nonaccrual commercial loans, largely the result of a small number of large relationships, and in nonaccrual commercial real estate loans, largely due to builders and developers of residential real estate loans and one large loan in New York City. The Company utilizes an extensive loan grading system which is applied to all commercial and commercial real estate loans. On a quarterly basis, the Company’s loan review department reviews all commercial and commercial real estate loans greater than $350,000 that are classified as Special Mention or worse. Meetings are held with loan officers and their managers, workout specialists and Senior Management to discuss each of the relationships. Borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as Special Mention, the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those latter cases, when current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, with special emphasis on the portfolio of Alt-A mortgage loans, the Company expanded its collections and loan work-out staff and further refined its loss identification and estimation techniques by reference to loan performance and house price depreciation data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties.
     Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers generally, but also residential and commercial real estate valuations, in particular, given the size of the real estate loan portfolios. Reflecting the factors and conditions as described herein, the Company has experienced increases in nonaccrual loans and net charge-offs of real estate-related loans, particularly in the Company’s portfolios of residential real estate loans, including first and second lien Alt-A mortgage loans, and loans to builders and developers of residential real estate. The Company has also experienced increases in nonaccrual commercial real estate loans. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, and general economic conditions affecting consumers.

     Management believes that the allowance for credit losses at March 31, 2010 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $891 million, or 1.73% of total loans and leases at March 31, 2010, compared with $846 million or 1.73% at the end of the first quarter of 2009 and $878 million or 1.69% at December 31, 2009. The ratio of the allowance to total loans at March 31, 2010 and December 31, 2009 reflects the impact of $3.9 billion of loans obtained in the acquisition of Provident and in the Bradford transaction that have been recorded at estimated fair value based on estimated future cash flows expected to be received on those loans. Those cash flows reflect the impact of expected defaults on customer repayment performance. As a result, and as required by GAAP, there was no carry over of the allowance for credit losses previously recorded by Provident and Bradford. Accordingly, although general in nature the allowance for credit losses is predominantly intended to provide for losses inherent in the Company’s legacy loans (that is, total loans excluding loans acquired during 2009 in the Provident and Bradford transactions). The allowance for credit losses as a percentage of such legacy loans was 1.86% at March 31, 2010, compared with 1.83% at December 31, 2009 and 1.73% at March 31, 2009. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans was 67% at March 31, 2010, compared with 84% a year earlier and 66% at December 31, 2009. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.
Other Income
Other income totaled $258 million in the first quarter of 2010, compared with $232 million in the similar 2009 quarter and $266 million in the fourth quarter of 2009. Reflected in those amounts were net losses on investment securities (including other-than-temporary impairment losses), which totaled $26 million in the recent quarter, $32 million in the first quarter of 2009, and $34 million in the final 2009 quarter. Included in those securities losses were other-than-temporary impairment charges of $27 million in the recent quarter, $32 million in the year earlier quarter and $34 million in the final quarter of 2009. Those other-than-temporary impairment charges were predominantly related to the Company’s holdings of privately issued CMOs and reflect the impact of lower real estate values and higher delinquencies on residential real estate loans underlying those impaired securities. Excluding gains and losses from bank investment securities (including other-than-temporary impairment losses), other income aggregated $284 million, $264 million and $300 million in the three-month periods ended March 31, 2010, March 31, 2009 and December 31, 2009, respectively. Contributing to the improvement of such income in the recent quarter as compared with the year-earlier period were service charges on acquisition-related deposit accounts and increases in credit-related fees and insurance-related income. Partially offsetting those improvements were lower residential mortgage banking revenues and trust income. Decreases in residential mortgage banking revenues and service charges on deposit accounts contributed to the recent quarter’s decline as compared with the fourth quarter of 2009, offset, in part, by lower losses from M&T’s pro-rata share of the operating results of Bayview Lending Group LLC (“BLG”).

     Mortgage banking revenues totaled $41 million in the recently completed quarter, down from $56 million in the year-earlier quarter and $50 million in the fourth quarter of 2009. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.
     Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $29 million in the first quarter of 2010, compared with $48 million in the 2009 initial quarter and $37 million in the final quarter of 2009. The decline in residential mortgage banking revenues in the recent quarter as compared with the first and fourth quarters of 2009 was largely attributable to lower origination activity, due predominantly to higher mortgage loan interest rates.
     New commitments to originate residential mortgage loans to be sold were approximately $1.0 billion in the recent quarter, down from $2.2 billion in the first quarter of 2009 and $1.2 billion in 2009’s fourth quarter. Similarly, closed residential mortgage loans originated for sale to other investors were approximately $1.0 billion in the recent quarter, compared with $1.7 billion and $1.2 billion during the three-month periods ended March 31, 2009 and December 31, 2009, respectively. Residential mortgage loans sold to investors totaled $1.1 billion in the recently completed quarter, compared with $1.3 billion and $1.2 billion in the first and fourth quarters of 2009, respectively. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $8 million in the first quarter of 2010, compared with gains of $27 million in the first quarter of 2009 and $16 million in the fourth quarter of 2009.
     The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. Since early 2007 when the Company recognized a $6 million charge related to declines in market values of previously sold residential real estate loans that the Company could have been required to repurchase, the Company has regularly reduced residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. That variability has not had a material impact on the Company’s results of operations and management believes that any liability arising out of the Company’s obligation to loan purchasers as of March 31, 2010 is not material to the Company’s consolidated financial position. Nevertheless, in recent quarters the Company has received increased requests from loan purchasers for reimbursement. The Company has considered those requests in assessing the estimated impact on the Company’s consolidated financial statements.
     Revenues from servicing residential mortgage loans for others were $20 million during each of the quarters ended March 31, 2010 and March 31, 2009, compared with $21 million in the fourth quarter of 2009. Included in servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans which totaled $7 million in each of the first quarters of 2010 and 2009, and in the final 2009 quarter.

     Residential mortgage loans serviced for others totaled $21.7 billion at March 31, 2010, $21.4 billion at December 31, 2009 and $21.0 billion at March 31, 2009, including the small balance commercial mortgage loans noted above of approximately $5.8 billion at March 31, 2010, $5.5 billion at December 31, 2009 and $5.9 billion at March 31, 2009. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $133 million at March 31, 2010, compared with $139 million at March 31, 2009 and $141 million at December 31, 2009. The valuation allowance for possible impairment of capitalized residential mortgage servicing assets totaled $50 thousand at December 31, 2009 and $17 million at March 31, 2009. There was no such allowance at March 31, 2010. Included in capitalized residential mortgage servicing assets were $36 million at March 31, 2010, $53 million at March 31, 2009 and $40 million at December 31, 2009 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Servicing rights for the small balance commercial mortgage loans were purchased from BLG or its affiliates. In addition, at March 31, 2010, capitalized servicing rights included $15 million for servicing rights for $4.0 billion of residential real estate loans that were purchased from affiliates of BLG. Additional information about the Company’s relationship with BLG and its affiliates is provided in note 14 of Notes to Financial Statements.
     Loans held for sale that are secured by residential real estate aggregated $353 million and $763 million at March 31, 2010 and 2009, respectively, and $530 million at December 31, 2009. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $785 million and $640 million, respectively, at March 31, 2010, compared with $1.5 billion each at March 31, 2009, and $936 million and $631 million, respectively, at December 31, 2009. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $14 million and $21 million at March 31, 2010 and March 31, 2009, respectively, and were $15 million at December 31, 2009. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in a net decrease in revenue of $1 million in the first quarter of 2010, compared with net increases in revenue of $15 million in the first quarter of 2009 and $2 million in 2009’s final quarter.
     Commercial mortgage banking revenues totaled $12 million in the recent quarter, $8 million in the first quarter of 2009 and $13 million in the fourth quarter of 2009. Included in such amounts were revenues from loan origination and sales activities of $8 million and $5 million in the quarters ended March 31, 2010 and 2009, respectively, and $9 million in the final 2009 quarter. Commercial mortgage loan servicing revenues were $4 million in each of the quarters ended March 31, 2010 and December 31, 2009, and $3 million in the initial quarter of 2009. Capitalized commercial mortgage servicing assets totaled $37 million at March 31, 2010, compared with $27 million and $33 million at March 31 and December 31, 2009, respectively. Commercial mortgage loans serviced for other investors totaled $7.5 billion, $6.7 billion and $7.1 billion at March 31, 2010, March 31, 2009 and December 31, 2009, respectively, and included $1.4 billion, $1.2 billion and $1.3 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $131 million and $61 million, respectively, at March 31, 2010, $179 million and $138 million, respectively, at March 31, 2009 and $303 million and $180 million, respectively, at December 31, 2009. Commercial mortgage loans held for sale at March 31, 2010 and 2009 were $70 million and $40 million, respectively, and were $123 million at December 31, 2009.
     Service charges on deposit accounts aggregated $120 million in the first quarter of 2010, compared with $101 million in the year-earlier quarter and $127 million in the final 2009 quarter. The rise in such fees in the recent quarter as compared with the year-earlier quarter was due predominantly to the impact of the acquisition of Provident. Contributing to the lower recent quarter revenues as compared with 2009’s fourth quarter were traditional first quarter seasonal declines in customer transaction volumes. The Federal Reserve and other bank regulators have adopted regulations requiring expanded disclosure of overdraft and other fees assessed to consumers and have issued guidance that will allow consumers to elect to not be subject to fees for certain deposit account transactions beginning July 1, 2010. The Company intends to comply with these regulations but, at the present time, cannot predict the extent to which customers will elect to not avail themselves of the respective deposit account services. Trust income aggregated $31 million in the initial 2010 quarter, compared with $35 million and $30 million in the first and fourth quarters of 2009, respectively. The declines in trust income in the two most recent quarters as compared with last year’s initial quarter are largely attributable to the impact of lower balances in proprietary mutual funds and fee waivers by the Company in order to continue to pay customers a yield on their investments in proprietary money-market mutual funds. Those waived fees totaled approximately $5 million during each of the three-month periods ended March 31, 2010 and December 31, 2009, and $600 thousand during the three-month period ended March 31, 2009. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $13 million and $15 million in the first quarters of 2010 and 2009, respectively, and $14 million in the fourth quarter of 2009. Trading account and foreign exchange activity resulted in gains of $5 million during the quarter ended March 31, 2010, $1 million in the first quarter of 2009 and $7 million in 2009’s fourth quarter. Contributing to the higher level of revenues in the two most recent quarters as compared with the initial quarter of 2009 were net increases in the market values of trading account assets held in connection with deferred compensation plans.
     Including other-than-temporary impairment losses, during the first quarter of 2010 the Company recognized losses on investment securities of $26 million, compared with losses of $32 million in the year-earlier quarter and $34 million in the fourth quarter of 2009. Other-than-temporary impairment charges of $27 million, $32 million and $34 million were recorded in the quarters ended March 31, 2010, March 31, 2009 and December 31, 2009, respectively. Each reporting period, the Company reviews its investment securities for other-than-temporary impairment. For equity securities, such as the Company’s investment in the preferred stock of Fannie Mae and Freddie Mac, the Company considers various factors to determine if the decline in value is other than temporary, including the duration and extent of the decline in value, the factors contributing to the decline in fair value, including the financial condition of the issuer as well as the conditions of the industry in which it operates, and the prospects for a recovery in fair value of the equity security. For debt securities, the Company analyzes the creditworthiness of the issuer or reviews the credit performance of the underlying collateral supporting the bond. For debt securities backed by pools of loans, such as privately issued mortgage-backed securities, the Company estimates the cash flows of the underlying loan collateral using forward-looking assumptions of default rates, loss severities and prepayment speeds. Estimated collateral cash flows are then utilized to estimate bond-specific cash flows to determine the ultimate collectibility of the bond. If the present value of the cash flows indicates that the Company should not expect to recover the entire amortized cost basis of a bond or if the Company intends to sell the bond or it more likely than not will be required to sell the bond before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized. If an other-than-temporary impairment loss is deemed to have occurred, the investment security’s cost basis is adjusted, as appropriate for the circumstances. Additional information about other-than-temporary impairment losses is included herein under the heading “Capital.”
     M&T’s share of the operating results of BLG in the recent quarter was a loss of $6 million, compared with losses of $4 million in the first quarter of 2009 and $11 million in the final 2009 quarter. The operating losses of

BLG in the respective quarters resulted from the disruptions in the commercial mortgage-backed securities market and reflected losses from loan sales activities, lower values ascribed to loans held for sale, higher provisions for losses associated with securitized loans and other loans held by BLG, and costs associated with severance and certain lease terminations incurred by BLG as it downsized its operations. Despite the credit and liquidity disruptions that began in 2007, BLG had been successfully securitizing and selling significant volumes of small-balance commercial real estate loans until the first quarter of 2008. In response to the illiquidity in the marketplace since that time, BLG reduced its originations activities, scaled back its workforce and made use of its contingent liquidity sources. In addition to BLG’s mortgage origination and sales capabilities, BLG also is entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and from asset management and other services provided by its affiliates. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings. Nevertheless, if BLG is not able to realize sufficient cash flows for the benefit of M&T, the Company may be required to recognize an other-than-temporary impairment charge in a future period for some portion of the $240 million book value of its investment in BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 14 of Notes to Financial Statements.
     Other revenues from operations totaled $79 million in the first quarter of 2010, compared with $59 million in the similar 2009 period and $82 million in the fourth quarter of 2009. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $29 million in the recent quarter, $21 million in the first quarter of 2009 and $26 million in 2009’s final quarter. The higher fees in the two most recent quarters as compared with the initial quarter of 2009 were largely attributable to increased loan syndication fees. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $12 million during the first quarter of 2010, compared with $10 million and $13 million in the first and fourth quarters of 2009, respectively. Revenues from merchant discount and credit card fees were $11 million in each of the quarters ended March 31, 2010 and December 31, 2009 and $10 million in the quarter ended March 31, 2009. Insurance-related sales commissions and other revenues totaled $11 million, $6 million and $12 million in the first quarters of 2010 and 2009 and the fourth quarter of 2009, respectively. No other revenue source contributed more than $5 million to “other revenues from operations” in any of the quarterly periods discussed herein.
Other Expense
Other expense totaled $489 million in the first quarter of 2010, 12% higher than $438 million in the corresponding quarter of 2009 and 2% above $478 million in the final 2009 quarter. Included in the amounts noted above are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $16 million and $15 million in the first quarters of 2010 and 2009, respectively, and $17 million in the fourth quarter of 2009, and merger-related expenses of $2 million and $6 million in the three-month periods ended March 31, 2009 and December 31, 2009, respectively. There were no merger-related expenses in the first quarter of 2010. Exclusive of these nonoperating expenses, noninterest operating expenses totaled $473 million in the first three months of 2010, compared with $421 million and $455 million in the first and fourth quarters of 2009, respectively. The higher level of such expenses in the recent quarter as compared with the year-earlier quarter was due largely to the operations obtained in the 2009 acquisitions and higher FDIC assessments. The rise in expenses from the fourth quarter of 2009 was largely the result of seasonally higher incentive compensation and related payroll tax and benefits costs. Table 2 provides a reconciliation of other expense to noninterest operating expense.
     Salaries and employee benefits expense aggregated $264 million in the recently completed quarter, compared with $249 million in the first quarter of 2009 and $247 million in 2009’s fourth quarter. The rise in such expense in the first quarter of 2010 as compared with the year-earlier quarter reflects the impact of the operations obtained in the 2009 acquisition transactions. Contributing to the increase in salaries and employee benefits expense in the recent quarter as compared with the fourth quarter of 2009 were higher stock-based compensation and payroll-related taxes and the Company’s contributions for retirement savings plan benefits related to annual incentive compensation payments. The Company, in accordance with GAAP, has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarters of 2010 and 2009 included $7 million and $9 million, respectively, that would have been recognized over the normal four-year vesting period if not for the accelerated expense recognition provisions of GAAP. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and benefits expense included stock-based compensation of $20 million, $22 million and $11 million in the quarters ended March 31, 2010, March 31, 2009 and December 31, 2009, respectively. The number of full-time equivalent employees was 13,226 at March 31, 2010, compared with 12,944 and 13,639 at March 31, 2009 and December 31, 2009, respectively.
     Excluding the nonoperating expenses described earlier from each quarter, nonpersonnel operating expenses were $209 million in each of the quarters ended March 31, 2010 and December 31, 2009 and $171 million in the initial quarter of 2009. The rise in such expenses in the recent quarter as compared with the year-earlier quarter was due largely to higher FDIC assessments and costs associated with the acquired operations of Provident.
     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities and gains on merger-related transactions), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 55.9% in the first quarter of 2010, compared with 58.7% in the year-earlier period and 52.7% in the fourth quarter of 2009. Noninterest operating expenses used in calculating the efficiency ratio do not include the amortization of core deposit and other intangible assets, as noted earlier. If charges for amortization of core deposit and other intangible assets were included, the efficiency ratio for the three-month periods ended March 31, 2010, March 31, 2009 and December 31, 2009 would have been 57.8%, 60.8% and 54.6%, respectively.
Income Taxes
The provision for income taxes for the quarter ended March 31, 2010 was $69 million, compared with $20 million and $64 million in the first and fourth quarters of 2009, respectively. The effective tax rates were 31.3%, 23.4% and 32.0% for the quarters ended March 31, 2010, March 31, 2009 and December 31, 2009, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.

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
Capital
Stockholders’ equity was $7.9 billion at March 31, 2010, representing 11.57% of total assets, compared with $6.9 billion or 10.64% at March 31, 2009 and $7.8 billion or 11.26% at December 31, 2009. Included in stockholders’ equity at those dates was $600 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and warrants to purchase M&T common stock issued on December 23, 2008 as part of the U.S. Treasury Capital Purchase Program (“CPP”). The financial statement value of that preferred stock was $574 million at March 31, 2010 and $573 million at December 31, 2009. Provident also participated in the CPP on November 14, 2008. As a result, Provident’s $151.5 million of preferred stock related thereto was converted to M&T Fixed Rate Cumulative Perpetual Preferred Stock, Series C, with warrants to purchase M&T common stock. The holder of the Series A and Series C preferred stock is entitled to cumulative cash dividends of 5% per annum for five years after the date of initial issuance and 9% per annum thereafter, payable quarterly in arrears. That preferred stock is redeemable at the option of M&T, subject to regulatory approval. M&T also obtained another series of preferred stock as part of the Provident acquisition that was converted to $26.5 million of M&T Series B Mandatory Convertible Non-Cumulative Preferred Stock, liquidation preference of $1,000 per share. The 26,500 shares of the Series B Preferred Stock will automatically convert into 433,148 shares of M&T common stock on April 1, 2011. The Series B Preferred Stock pays dividends at a rate of 10% per annum on the liquidation preference of $1,000 per share, payable quarterly in arrears. The estimated fair value ascribed to the Series C Preferred Stock associated with the acquisition of Provident was $129 million on the May 23, 2009 acquisition date. The financial statement value of the Series C Preferred Stock was $132 million and $131 million at March 31, 2010 and December 31, 2009, respectively. The estimated acquisition date fair value of the Series B Preferred Stock was approximately equal to that stock’s $26.5 million redemption value.
     Common stockholders’ equity was $7.2 billion, or $60.40 per share, at March 31, 2010, compared with $6.3 billion, or $56.95 per share, at March 31, 2009 and $7.0 billion, or $59.31 per share, at December 31, 2009. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $29.59 at March 31, 2010, $26.90 at March 31, 2009 and $28.27 at December 31, 2009. The Company’s ratio of tangible common equity to tangible assets was 5.43% at March 31, 2010, compared with 4.86% a year earlier and 5.13% at December 31, 2009. Reconciliations of total common stockholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.
     Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available-for-sale, gains or losses associated with interest rate swap agreements designated as cash flow hedges, and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on available-for-sale investment securities, net of applicable tax effect, were $140 million, or $1.18 per common share, at March 31, 2010, compared with similar losses of $446 million, or $4.01 per common share, at March 31, 2009 and $220 million, or $1.86 per common share, at December 31, 2009. Such unrealized losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale, including the remaining unamortized unrealized losses on investment securities that have been transferred to held-to-maturity classification.
     Reflected in net unrealized losses at March 31, 2010 were pre tax-effect unrealized losses of $385 million on available-for-sale investment securities with an amortized cost of $2.4 billion and pre tax-effect unrealized gains of $221 million on securities with an amortized cost of $3.9 billion. The pre tax-effect unrealized losses reflect $305 million of losses considered Level 3 valuations on privately issued residential mortgage-backed securities having an amortized cost of $1.7 billion and an estimated fair value of $1.4 billion and $48 million of losses generally considered Level 2 valuations on trust preferred securities issued by financial institutions having an amortized cost of $147 million and an estimated fair value of $99 million.
     The Company’s privately issued residential mortgage-backed securities classified as available for sale are generally collateralized by prime and Alt-A residential mortgage loans as depicted in the accompanying table. Information in the table is as of March 31, 2010. As with any accounting estimate or other data, changes in fair values and investment ratings may occur at any time.
PRIVATELY ISSUED MORTGAGE-BACKED SECURITIES CLASSIFIED AS AVAILABLE FOR SALE (a)

				As a percentage of
				carrying value
			Net
Collateral type	Amortized	Fair	unrealized	AAA	Investment	Senior
	cost	value	gains(losses)	rated	grade	tranche
Residential mortgage loans	(in thousands)
Prime — Fixed	$128,503	132,252	3,749	64%	68%	95%
Prime — Hybrid ARMs	1,614,662	1,390,131	(224,531)	16	64	91
Prime — Other	1,949	1,598	(351)	—	—	100
Alt-A — Fixed	9,472	10,734	1,262	14	14	92
Alt-A — Hybrid ARMs	198,380	126,275	(72,105)	—	48	78
Alt-A — Option ARMs	408	269	(139)	—	—	—
Other	5,261	3,082	(2,179)	—	—	9

Subtotal	1,958,635	1,664,341	(294,294)	18	62	90

Commercial mortgage loans	31,356	25,125	(6,231)	15	100	100

Total	$1,989,991	1,689,466	(300,525)	18%	63%	90%

(a)	All information is as of March 31, 2010.
     Reflecting the credit stress associated with residential mortgage loans, trading activity for privately issued residential mortgage-backed securities has been dramatically reduced. In estimating values for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Because of the inactivity and the lack of observable valuation inputs, the Company classifies its privately issued mortgage-backed securities portfolio as Level 3. To assist in the determination of fair value for its privately issued mortgage-backed securities, the Company engaged two independent pricing sources at March 31, 2010 and December 31, 2009. In April 2009, new accounting guidance was provided for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. In consideration of that guidance, the Company performed internal modeling to estimate the cash flows and fair value of 145 of its privately issued residential mortgage-backed securities with an amortized cost basis of $1.8 billion at March 31, 2010. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds. In estimating those cash flows, the Company used conservative assumptions as to future delinquency, default and loss rates in order to mitigate exposure that might be attributable to the risk that actual future credit losses could exceed assumed credit losses. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities. To determine the most representative fair value for each of the 145 bonds under current market conditions, the Company computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. Weightings applied to internal model valuations were generally dependent on bond structure and collateral type, with prices for bonds in non-senior tranches generally receiving lower weightings on the internal model results and greater weightings of the valuation data provided by the independent pricing sources. As a result, certain valuations of privately issued residential mortgage-backed securities were determined by reference to independent pricing sources without adjustment. The average weight placed on internal model valuations was 37%, compared with a 63% weighting on valuations provided by the independent sources. Generally, the range of weights placed on internal valuations were between 0% and 40%. Further information concerning the Company’s valuations of privately issued mortgage-backed securities can be found in note 11 of Notes to Financial Statements.
     During the quarter ended March 31, 2010, the Company recognized $27 million (pre-tax) of other-than-temporary impairment losses predominantly related to privately issued residential mortgage-backed securities with an amortized cost basis (before impairment charge) of $423 million. Those other-than-temporary impairment losses were determined in accordance with GAAP and, therefore, reflect the estimated credit losses on the impaired securities. In assessing impairment losses, the Company performed internal modeling to estimate bond-specific cash flows, which considered the placement of the bond in the overall securitization structure and the remaining levels of subordination. For privately issued residential mortgage-backed securities, the model utilized assumptions about the underlying performance of the mortgage loan collateral considering recent collateral performance and future assumptions regarding default and loss severity. At March 31, 2010, projected model default percentages on the underlying mortgage loan collateral ranged from 2% to 41% and loss severities ranged from 10% to 74%. For bonds in which the Company has recognized an other-than-temporary impairment charge, the weighted-average percentage of default collateral was 25% and the weighted-average loss severity was 51%. For bonds without other-than-temporary impairment losses, the weighted-average default percentage and loss severity were 11% and 37%, respectively. Underlying mortgage loan collateral cash flows, after considering the impact of estimated credit losses, were distributed by the model to the various securities within the securitization structure to determine the timing and extent of losses at the bond-level, if any. The other-than-temporary impairment losses recognized in the consolidated statement of income were net of $3 million of unrealized losses for the same securities resulting from other factors that have been reflected in accumulated other comprehensive income. Despite rising levels of delinquencies and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of individual bonds, the Company has concluded that as of March 31, 2010 its remaining privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in the remainder of 2010 and later years that could impact the Company’s conclusions. Management has modeled cash flows from privately issued mortgage-backed securities under various scenarios and has concluded that even if home price depreciation and current delinquency trends persist for an extended period of time, the Company’s principal losses on its privately issued mortgage-backed securities would be substantially less than their current fair valuation losses.
     At March 31, 2010, the Company also had net pre-tax unrealized losses of $2 million on $411 million of trust preferred securities issued by financial institutions, securities backed by trust preferred securities issued by financial institutions and other entities, and other debt securities (including $23 million of unrealized gains on $126 million of securities using a Level 3 valuation and $25 million of net unrealized losses on $285 million of securities classified as Level 2 valuations). Pre-tax net unrealized losses of $29 million existed on $384 million of such securities at December 31, 2009. After evaluating the expected repayment performance of financial institutions where trust preferred securities were held directly by the Company or were within the securities backed by trust preferred securities, the Company did not recognize any significant other-than-temporary impairment losses related to those securities during the quarter ended March 31, 2010.
     The Company also holds municipal bonds, mortgage-backed securities guaranteed by government agencies and certain collateralized mortgage obligations securitized by Bayview Financial in its held-to-maturity investment securities portfolio. The Company purchased certain private placement CMOs during the third quarter of 2008 that had been securitized by Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company and the majority investor of BLG. Given the Company’s relationship with Bayview Financial, at that time the Company reconsidered its intention to hold other CMOs securitized by Bayview Financial with a cost basis of $385 million and a fair value of $298 million and transferred such securities from its available-for-sale investment securities portfolio to its held-to-maturity investment securities portfolio. As a result, at March 31, 2010 and December 31, 2009, the Company had in its held-to-maturity portfolio CMOs securitized by Bayview Financial with an amortized cost basis of $342 million and $352 million, respectively, (including the effect of $65 million and $68 million, respectively, of unamortized fair value adjustment (pre-tax) residing in accumulated other comprehensive income from the time of transfer) and a fair value of $204 million and $201 million, respectively. Given the credit enhancements within each of the individual bond structures, the Company has determined that it expects to fully collect its contractual principal and interest payments on the private CMOs securitized by Bayview Financial and therefore believes such securities were not other-than-temporarily impaired at March 31, 2010.
     As of March 31, 2010, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at March 31, 2010. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is where fair value is less than the cost basis of the security. The Company intends to closely monitor the performance of the privately issued mortgage-backed securities and other securities to assess if changes in their underlying credit performance or other events cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and stockholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and stockholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 11 of Notes to Financial Statements.
     Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $116 million or $.98 per common share, at March 31, 2010, $117 million, or $.99 per common share, at December 31, 2009, and $174 million, or $1.56 per common share, at March 31, 2009. The decrease in such adjustment at the two most recent quarter-ends as compared with March 31, 2009 was predominantly the result of actual investment performance of assets held by the Company’s qualified pension plan being significantly better than that assumed for actuarial purposes.
     Cash dividends paid on M&T’s common stock during the quarter ended March 31, 2010 totaled $84 million, compared with $78 million and $83 million in the quarters ended March 31, 2009 and December 31, 2009, respectively, and represented a quarterly dividend payment of $.70 per common share in each of those three quarters. A cash dividend of $7.5 million, or $12.50 per share, was paid in each of the first quarter of 2010 and the fourth quarter of 2009 to the U.S. Treasury on M&T’s Series A Preferred Stock, issued on December 23, 2008. The cash dividend paid during 2009’s initial quarter on that preferred stock was $4 million, or $7.22 per share. Cash dividends of $663 thousand and $2 million ($25.00 per share and $12.50 per share) were paid on M&T’s Series B and Series C Preferred Stock, respectively, during each of the first quarter of 2010 and the fourth quarter of 2009. Those series of preferred stock were created in connection with the Provident transaction.
     The Company did not repurchase any shares of its common stock during 2009 or the first quarter of 2010.
     Federal regulators generally require banking institutions to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. As of March 31, 2010, Tier 1 capital included $1.1 billion of trust preferred securities described in note 4 of Notes to Financial Statements and total capital further included subordinated capital notes of $1.6 billion.
The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A. as of March 31, 2010 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS
March 31, 2010

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Tier 1 capital	8.88%	8.24%	20.48%
Total capital	12.62%	12.03%	21.07%
Tier 1 leverage	8.59%	7.92%	19.97%
Segment Information
As required by GAAP, the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 13 of Notes to Financial Statements.
     The Business Banking segment’s net income aggregated $25 million in the first quarter of 2010, down 16% from $30 million earned in the first three months of 2009 and 14% below $29 million in 2009’s fourth quarter. The decrease in net income from the year-earlier quarter was largely the result of an $11 million rise in the provision for credit losses, due to higher net charge-offs of loans, partially offset by higher net interest income of $6 million. The increase in net interest income was attributable to the impact of higher average deposit and loan balances of $879 million and $394 million, respectively, that were predominantly due to the acquisition of Provident. Contributing to the recent quarter’s decline in net income as compared with the fourth quarter of 2009 was a $5 million increase in the provision for credit losses, due to higher net charge-offs of loans, and lower net interest income of $3 million, partly the result of a 4% decline in average deposit balances.
     Net income for the Commercial Banking segment totaled $77 million in the recent quarter, 34% higher than the $57 million recorded in the first quarter of 2009 and up 8% from the $71 million earned in the immediately preceding quarter. The rise in net income from the year-earlier period was largely the result of a $19 million increase in net interest income, due to a 33 basis point widening of the net interest margin on loans and a $2.6 billion increase in average noninterest-bearing deposit balances. Approximately 30% of the increase in net interest income was attributable to the Provident acquisition. Also contributing to the improved net income were a $10 million decrease in the provision for credit losses, due to a decline in average loan balances and lower net charge-offs of loans, and higher fees earned for providing loan syndication services of $4 million. Those positive factors were partially offset by higher FDIC assessments of $3 million. The favorable performance as compared with the fourth quarter of 2009 was mainly the result of a $9 million decline in the provision for credit losses, resulting from lower net charge-offs of loans.
     The Commercial Real Estate segment’s net income was $44 million in 2010’s initial quarter, up slightly from $43 million in the year-earlier quarter, but 6% below the $47 million earned in the fourth quarter of 2009. The primary contributor to the higher net income as compared with the first quarter of 2009 was a $17 million improvement in net interest income, mainly due to increases in average outstanding loan and deposit balances of $1.5 billion and $672 million, respectively. Approximately 80% of the increase in net interest income was due to the acquisition of Provident. A $4 million rise in revenues from commercial mortgage banking activities also contributed to the improvement. Those factors were largely offset by a $15 million increase in the provision for credit losses, driven by higher net charge-offs of loans, and higher personnel costs of $2 million. As compared with the fourth quarter of 2009, lower net interest income of $3 million, the result of a 3 basis point narrowing of this segment’s loan net interest margin, and a $2 million rise in the provision for credit losses contributed to the decline in net income.
     The Discretionary Portfolio segment incurred a net loss of $16 million for the three-month period ended March 31, 2010, compared with net losses of $5 million and $9 million in the three-month periods ended March 31, 2009 and December 31, 2009, respectively. Reflected in the results of each of those quarters were pre-tax other-than-temporary impairment charges of $27 million, $32 million and $34 million, respectively. The impairment charges recorded in the initial quarters of 2010 and 2009 were on certain privately issued CMOs, while the charges in the final 2009 quarter related predominantly to privately issued CMOs and certain CDOs. All of the impairment charges relate to bonds in the Company’s available-for-sale investment securities portfolio. Excluding the impact of the impairment losses, the main factors contributing to the recent quarter’s higher net loss as compared with the first quarter of 2009 were a $28 million decline in net interest income, the result of a 41 basis point narrowing of this segment’s net interest margin, offset, in part, by a $5 million decrease in the provision for credit losses, due to lower net charge-offs of loans. Contributing to the higher net loss in 2010’s initial quarter as compared with the fourth quarter of 2009 were lower net interest income of $27 million, due to a 42 basis point narrowing of the net interest margin, partially offset by a lower provision for credit losses of $8 million, due to decreased net charge-offs of loans.
     Net contribution from the Residential Mortgage Banking segment was $1 million and $6 million in the first quarter of 2010 and 2009, respectively, compared with a net loss of $9 million in the final quarter of 2009. Contributing to the reduced net income as compared with the first three months of 2009 were a $13 million decline in noninterest revenues from residential mortgage origination activities and a $4 million partial reversal of the capitalized mortgage servicing rights valuation allowance recorded in 2009’s first quarter. The decline in residential mortgage origination revenues was predominately attributable to lower origination volumes. Offsetting those factors were an $11 million decrease in the provision for credit losses, due largely to lower net charge-offs of loans to builders and developers of residential real estate properties, and a $2 million decline in personnel costs. The recent quarter’s improvement in net income as compared with the fourth quarter of 2009 was mainly the result of a lower provision for credit losses of $22 million, due to a decrease in net charge-offs of loans to builders and developers of residential real estate properties, partially offset by a $4 million decline in noninterest revenues from residential mortgage origination activities, resulting from lower origination volumes, and a $3 million partial reversal of the capitalized mortgage servicing rights valuation allowance recorded in 2009’s fourth quarter.
     Net income for the Retail Banking segment aggregated $59 million during the quarter ended March 31, 2010, up 13% from the $52 million earned in the year-earlier quarter and 4% above the $57 million recorded in the fourth quarter of 2009. The following factors contributed to the recent quarter’s higher net income as compared with the first quarter of 2009: a $17 million rise in fees earned for providing deposit account services resulting from the Provident acquisition; a $6 million decrease in the provision for credit losses, attributable to lower net charge-offs of loans; and a $5 million improvement in net interest income, due to increases in both average deposit and loan balances of $1.4 billion and $1.1 billion. Those favorable factors were partially offset by higher personnel and occupancy costs of $8 million and $5 million, respectively, due to operations acquired in the Provident transaction, and increases in FDIC assessments of $3 million. The improved contribution as compared with the final 2009 quarter was attributable to a $6 million decrease in the provision for credit losses, driven by lower net charge-offs of loans, a decline in personnel costs of $3 million, and generally lower operating expenses, including lower costs for advertising, promotion and professional services, that were largely offset by a $10 million decline in revenue earned for providing deposit account services, resulting from seasonal declines in customer transaction volumes, and higher FDIC assessments of $3 million.
     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s equity in the earnings (loss) of BLG, merger-related gains and expenses resulting from acquisitions of financial institutions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The various components of the “All Other” category resulted in net losses of $38 million in the first quarter of 2010, $119 million in the year-earlier quarter and $49 million in the fourth quarter of 2009. The main factors contributing to the lower net loss in the recent quarter as compared with the year-earlier quarter were the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The following favorable factors contributed to the lower net losses as compared with the fourth quarter of 2009: the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses; lower costs for professional services and merger-related expenses associated with the Provident and Bradford acquisition transactions recorded in 2009’s fourth quarter (no such expenses were recorded in the recent quarter). Those factors were partially offset by increases in personnel and other noninterest expenses associated with the business and support units included in the “All Other” category. The higher personnel expenses were largely related to stock-based compensation expense, payroll-related taxes and unemployment insurance.
Recent Accounting Developments
In June 2009, the FASB amended accounting guidance relating to the consolidation of variable interest entities to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended guidance instead requires a reporting entity to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the reporting entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity. The amended guidance requires ongoing reassessments of whether the reporting entity is the primary beneficiary of a variable interest entity. The amended guidance became effective as of January 1, 2010.
     In June 2009, the FASB also issued amended accounting guidance relating to accounting for transfers of financial assets to eliminate the exceptions for qualifying special purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. The amended guidance became effective as of January 1, 2010. The recognition and measurement provisions of the amended guidance were applied to transfers that occur on or after the effective date. Additionally, beginning January 1, 2010, the concept of a qualifying special purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special purpose entities must now be evaluated for consolidation in accordance with applicable consolidation guidance, including the new accounting guidance relating to the consolidation of variable interest entities discussed in the previous paragraph.
     Effective January 1, 2010, the Company includes in its consolidated financial statements one-to-four family residential mortgage loans that were included in two separate non-recourse securitization transactions using qualified special trusts. The effect of that consolidation was to increase loans receivable by $424 million, decrease the amortized cost of available-for-sale investment securities by $360 million (fair value of $355 million), and increase borrowings by $65 million. Information concerning these securitization transactions is included in note 10 of Notes to Financial Statements.
     In January 2010, the FASB amended fair value measurement and disclosure guidance to require disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and to require separate presentation of information about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. The amended guidance also clarifies existing requirements that (i) fair value measurement disclosures should be disaggregated for each class of asset and liability and (ii) disclosures about valuation techniques and inputs for both recurring and nonrecurring Level 2 and Level 3 fair value measurements should be provided. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The adoption of this guidance did not impact the Company’s financial position or results of operations.
     In March 2010, the FASB amended accounting guidance relating to a scope exception for derivative accounting to clarify that only embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another should not be analyzed for potential bifurcation from the host contract and separate accounting as a derivative. Embedded credit derivative features in a form other than subordination do not qualify for the scope exception, even if their effects are allocated according to subordination provisions. The guidance is effective at the beginning of the first quarter beginning after June 15, 2010. The Company does not anticipate that the adoption of this guidance will have a significant impact on the reporting of its financial position or results of its operations.
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

M&T BANK CORPORATION AND SUBSIDIARIES
Table 1
QUARTERLY TRENDS

	2010	2009 Quarters
	First Quarter	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$682,309	698,556	706,388	682,637	659,445
Interest expense	120,052	133,950	152,938	175,856	206,705

Net interest income	562,257	564,606	553,450	506,781	452,740
Less: provision for credit losses	105,000	145,000	154,000	147,000	158,000
Other income	257,706	265,890	278,226	271,649	232,341
Less: other expense	489,362	478,451	500,056	563,710	438,346

Income before income taxes	225,601	207,045	177,620	67,720	88,735
Applicable income taxes	68,723	64,340	44,161	11,318	19,581
Taxable-equivalent adjustment	5,923	5,887	5,795	5,214	4,933

Net income	$150,955	136,818	127,664	51,188	64,221

Net income available to common equity	$138,341	124,251	115,143	40,964	55,322
Per common share data
Basic earnings	$1.16	1.05	.97	.36	.49
Diluted earnings	1.15	1.04	.97	.36	.49
Cash dividends	$.70	.70	.70	.70	.70
Average common shares outstanding
Basic	117,765	117,506	117,370	113,218	110,439
Diluted	118,256	117,672	117,547	113,521	110,439

Performance ratios, annualized
Return on
Average assets	.89%	.79%	.73%	.31%	.40%
Average common stockholders’ equity	7.86%	7.09%	6.72%	2.53%	3.61%
Net interest margin on average earning assets (taxable-equivalent basis)	3.78%	3.71%	3.61%	3.43%	3.19%
Nonaccrual loans to total loans and leases, net of unearned discount	2.60%	2.56%	2.35%	2.11%	2.05%
Efficiency ratio (a)	57.82%	54.62%	57.21%	61.93%	60.82%

Net operating (tangible) results (b)
Net operating income (in thousands)	$160,953	150,776	128,761	100,805	75,034
Diluted net operating income per common share	1.23	1.16	.98	.79	.59
Annualized return on
Average tangible assets	1.00%	.92%	.78%	.64%	.50%
Average tangible common equity	17.34%	16.73%	14.87%	12.08%	9.36%
Efficiency ratio (a)	55.88%	52.69%	55.21%	60.03%	58.68%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$68,883	68,919	69,154	66,984	64,766
Total tangible assets (c)	65,216	65,240	65,462	63,500	61,420
Earning assets	60,331	60,451	60,900	59,297	57,509
Investment securities	8,172	8,197	8,420	8,508	8,490
Loans and leases, net of unearned discount	51,948	52,087	52,320	50,554	48,824
Deposits	47,394	47,365	46,720	43,846	41,487
Common equity (c)	7,136	6,957	6,794	6,491	6,212
Tangible common equity (c)	3,469	3,278	3,102	3,007	2,866

At end of quarter
Total assets (c)	$68,439	68,880	68,997	69,913	64,883
Total tangible assets (c)	64,778	65,208	65,312	66,215	61,544
Earning assets	59,741	59,928	59,993	61,044	56,823
Investment securities	8,105	7,781	7,634	8,155	7,687
Loans and leases, net of unearned discount	51,444	51,937	52,204	52,715	48,918
Deposits	47,538	47,450	46,862	46,755	42,477
Common equity, net of undeclared preferred dividends (c)	7,177	7,017	6,879	6,669	6,329
Tangible common equity (c)	3,516	3,345	3,194	2,971	2,990
Equity per common share	60.40	59.31	58.22	56.51	56.95
Tangible equity per common share	29.59	28.27	27.03	25.17	26.90

Market price per common share
High	$85.00	69.89	67.46	61.87	59.08
Low	66.32	59.09	50.33	43.50	29.11
Closing	79.38	66.89	62.32	50.93	45.24

(a)	Excludes impact of merger-related gains and expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in table 2.

(c)	The difference between total assets and total tangible assets, and common equity and tangible common equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in table 2.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2010	2009 Quarters
	First Quarter	Fourth	Third	Second	First

Income statement data
In thousands, except per share
Net income
Net income	$150,955	136,818	127,664	51,188	64,221
Amortization of core deposit and other intangible assets (a)	9,998	10,152	10,270	9,247	9,337
Merger-related gain (a)	—	—	(17,684)	—	—
Merger-related expenses (a)	—	3,806	8,511	40,370	1,476

Net operating income	$160,953	150,776	128,761	100,805	75,034

Earnings per common share
Diluted earnings per common share	$1.15	1.04	.97	.36	.49
Amortization of core deposit and other intangible assets (a)	.08	.09	.09	.08	.09
Merger-related gain (a)	—	—	(.15)	—	—
Merger-related expenses (a)	—	.03	.07	.35	.01

Diluted net operating earnings per common share	$1.23	1.16	.98	.79	.59

Other expense
Other expense	$489,362	478,451	500,056	563,710	438,346
Amortization of core deposit and other intangible assets	(16,475)	(16,730)	(16,924)	(15,231)	(15,370)
Merger-related expenses	—	(6,264)	(14,010)	(66,457)	(2,426)

Noninterest operating expense	$472,887	455,457	469,122	482,022	420,550

Merger-related expenses
Salaries and employee benefits	$—	381	870	8,768	11
Equipment and net occupancy	—	545	1,845	581	4
Printing, postage and supplies	—	233	629	2,514	301
Other costs of operations	—	5,105	10,666	54,594	2,110

Total	$—	6,264	14,010	66,457	2,426

Balance sheet data
In millions
Average assets
Average assets	$68,883	68,919	69,154	66,984	64,766
Goodwill	(3,525)	(3,525)	(3,525)	(3,326)	(3,192)
Core deposit and other intangible assets	(176)	(191)	(208)	(188)	(176)
Deferred taxes	34	37	41	30	22

Average tangible assets	$65,216	65,240	65,462	63,500	61,420

Average common equity
Average total equity	$7,868	7,686	7,521	7,127	6,780
Preferred stock	(732)	(729)	(727)	(636)	(568)

Average common equity	7,136	6,957	6,794	6,491	6,212

Goodwill	(3,525)	(3,525)	(3,525)	(3,326)	(3,192)
Core deposit and other intangible assets	(176)	(191)	(208)	(188)	(176)
Deferred taxes	34	37	41	30	22

Average tangible common equity	$3,469	3,278	3,102	3,007	2,866

At end of quarter
Total assets
Total assets	$68,439	68,880	68,997	69,913	64,883
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,192)
Core deposit and other intangible assets	(167)	(182)	(199)	(216)	(168)
Deferred taxes	31	35	39	43	21

Total tangible assets	$64,778	65,208	65,312	66,215	61,544

Total common equity
Total equity	$7,916	7,753	7,612	7,400	6,902
Preferred stock	(733)	(730)	(728)	(725)	(568)
Undeclared dividends — preferred stock	(6)	(6)	(5)	(6)	(5)

Common equity, net of undeclared preferred dividends	7,177	7,017	6,879	6,669	6,329

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,192)
Core deposit and other intangible assets	(167)	(182)	(199)	(216)	(168)
Deferred taxes	31	35	39	43	21

Total tangible common equity	$3,516	3,345	3,194	2,971	2,990

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2010 First Quarter			2009 Fourth Quarter			2009 Third Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$13,408	$128,147	3.88%	13,527	132,068	3.87%	13,801	131,433	3.78%
Real estate — commercial	20,867	233,561	4.48	20,950	234,541	4.48	20,843	233,370	4.48
Real estate — consumer	5,742	76,283	5.31	5,457	73,290	5.37	5,429	73,752	5.43
Consumer	11,931	154,688	5.26	12,153	162,832	5.32	12,247	165,665	5.37

Total loans and leases, net	51,948	592,679	4.63	52,087	602,731	4.59	52,320	604,220	4.58

Interest-bearing deposits at banks	127	6	.02	74	14	.08	66	7	.04
Federal funds sold and agreements to resell securities	24	13	.22	23	11	.19	11	17	.58
Trading account	60	121	.80	70	117	.66	83	169	.82
Investment securities**
U.S. Treasury and federal agencies	4,396	49,131	4.53	3,880	44,984	4.60	3,803	45,216	4.72
Obligations of states and political subdivisions	268	3,741	5.66	270	4,084	5.99	278	3,965	5.66
Other	3,508	36,618	4.23	4,047	46,615	4.57	4,339	52,794	4.83

Total investment securities	8,172	89,490	4.44	8,197	95,683	4.63	8,420	101,975	4.81

Total earning assets	60,331	682,309	4.59	60,451	698,556	4.58	60,900	706,388	4.60

Allowance for credit losses	(900)			(890)			(882)
Cash and due from banks	1,136			1,184			1,135
Other assets	8,316			8,174			8,001

Total assets	$68,883			68,919			69,154

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$585	200	.14	579	261	.18	541	288	.21
Savings deposits	25,068	20,449	.33	24,237	22,190	.36	23,367	22,076	.37
Time deposits	7,210	29,446	1.66	8,304	39,516	1.89	9,246	50,678	2.17
Deposits at foreign office	1,237	325	.11	1,300	353	.11	1,444	481	.13

Total interest-bearing deposits	34,100	50,420	.60	34,420	62,320	.72	34,598	73,523	.84

Short-term borrowings	2,367	887	.15	2,308	1,002	.17	2,663	1,764	.26
Long-term borrowings	10,160	68,745	2.74	10,253	70,628	2.73	11,008	77,651	2.80

Total interest-bearing liabilities	46,627	120,052	1.04	46,981	133,950	1.13	48,269	152,938	1.26

Noninterest-bearing deposits	13,294			12,945			12,122
Other liabilities	1,094			1,307			1,242

Total liabilities	61,015			61,233			61,633

Stockholders’ equity	7,868			7,686			7,521

Total liabilities and stockholders’ equity	$68,883			68,919			69,154

Net interest spread			3.55			3.45			3.34
Contribution of interest-free funds			.23			.26			.27

Net interest income/margin on earning assets		$562,257	3.78%		564,606	3.71%		553,450	3.61%

*	Includes nonaccrual loans.	(continued)

**	Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3 (continued)
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2009 Second Quarter			2009 First Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$14,067	$131,886	3.76%	14,031	129,222	3.74%
Real estate – commercial	19,719	219,813	4.46	18,795	206,967	4.40
Real estate – consumer	5,262	71,079	5.40	5,033	70,353	5.59
Consumer	11,506	155,609	5.42	10,965	151,968	5.62

Total loans and leases, net	50,554	578,387	4.59	48,824	558,510	4.64

Interest-bearing deposits at banks	42	5	.05	20	8	.16
Federal funds sold and agreements to resell securities	73	43	.23	102	58	.23
Trading account	120	231	.77	73	123	.67
Investment securities**
U.S. Treasury and federal agencies	3,806	46,353	4.88	3,727	45,610	4.96
Obligations of states and political subdivisions	198	2,924	5.94	136	2,170	6.47
Other	4,504	54,694	4.87	4,627	52,966	4.64

Total investment securities	8,508	103,971	4.90	8,490	100,746	4.81

Total earning assets	59,297	682,637	4.62	57,509	659,445	4.65

Allowance for credit losses	(867)			(815)
Cash and due from banks	1,077			1,086
Other assets	7,477			6,986

Total assets	$66,984			64,766

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$515	246	.19	536	327	.25
Savings deposits	22,480	26,362	.47	21,203	41,922	.80
Time deposits	8,858	55,697	2.52	8,720	60,329	2.81
Deposits at foreign office	1,460	576	.16	2,473	981	.16

Total interest-bearing deposits	33,313	82,881	1.00	32,932	103,559	1.28

Short-term borrowings	3,211	2,015	.25	3,477	2,348	.27
Long-term borrowings	11,482	90,960	3.18	11,643	100,798	3.51

Total interest-bearing liabilities	48,006	175,856	1.47	48,052	206,705	1.74

Noninterest-bearing deposits	10,533			8,555
Other liabilities	1,318			1,379

Total liabilities	59,857			57,986

Stockholders’ equity	7,127			6,780

Total liabilities and stockholders’ equity	$66,984			64,766

Net interest spread			3.15			2.91
Contribution of interest-free funds			.28			.28

Net interest income/margin on earning assets		$506,781	3.43%		452,740	3.19%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of March 31, 2010.
     (b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.
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
Item 1A. Risk Factors.
     There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) – (b) Not applicable.
     (c)

Issuer Purchases of Equity Securities
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a) Total		as Part of	that may yet
	Number	(b) Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased (1)	(or Unit)	Programs	Programs (2)

January 1 – January 31, 2010	26,160	$73.45	—	2,181,500

February 1 – February 28, 2010	420	78.20	—	2,181,500

March 1 – March 31, 2010	413	82.04	—	2,181,500

Total	26,993	$73.65	—

(1)	The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.

(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.
Item 3. Defaults Upon Senior Securities.
     (Not applicable.)
Item 4. Other Information.
     (None.)
Item 5. Exhibits.
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

M&T BANK CORPORATION
Date: May 6, 2010	By:	/s/ René F. Jones
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