Form 10-Q
period 2010-06-30
M&T BANK CORP
filed 2010-08-04
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on July 23, 2010: 119,119,328 shares.

M&T BANK CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

		June 30,	December 31,
Dollars in thousands, except per share		2010	2009

Assets
	Cash and due from banks	$1,045,886	1,226,223
	Interest-bearing deposits at banks	117,826	133,335
	Federal funds sold	10,000	20,119
	Trading account	487,692	386,984
	Investment securities (includes pledged securities that can be sold or repledged of $1,800,035 at June 30, 2010; $1,797,701 at December 31, 2009)
	Available for sale (cost: $6,222,772 at June 30, 2010; $6,997,009 at December 31, 2009)	6,150,088	6,704,378
	Held to maturity (fair value: $1,373,075 at June 30, 2010; $416,483 at December 31, 2009)	1,481,541	567,607
	Other (fair value: $465,943 at June 30, 2010; $508,624 at December 31, 2009)	465,943	508,624

	Total investment securities	8,097,572	7,780,609

	Loans and leases	51,408,153	52,306,457
	Unearned discount	(346,867)	(369,771)
	Allowance for credit losses	(894,667)	(878,022)

	Loans and leases, net	50,166,619	51,058,664

	Premises and equipment	422,557	435,845
	Goodwill	3,524,625	3,524,625
	Core deposit and other intangible assets	152,712	182,418
	Accrued interest and other assets	4,128,127	4,131,577

	Total assets	$68,153,616	68,880,399

Liabilities
	Noninterest-bearing deposits	$13,960,723	13,794,636
	NOW accounts	1,345,672	1,396,471
	Savings deposits	25,131,281	23,676,798
	Time deposits	6,533,567	7,531,495
	Deposits at foreign office	551,428	1,050,438

	Total deposits	47,522,671	47,449,838

	Federal funds purchased and agreements to repurchase securities	2,059,653	2,211,692
	Other short-term borrowings	99,304	230,890
	Accrued interest and other liabilities	1,114,615	995,056
	Long-term borrowings	9,255,529	10,240,016

	Total liabilities	60,051,772	61,127,492

Stockholders’ equity
	Preferred stock, $1.00 par, 1,000,000 shares authorized, 778,000 shares issued and oustanding (liquidation preference $1,000 per share)	735,350	730,235
	Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued	60,198	60,198
	Common stock issuable, 70,080 shares at June 30, 2010; 75,170 shares at December 31, 2009	4,077	4,342
	Additional paid-in capital	2,409,607	2,442,947
	Retained earnings	5,223,834	5,076,884
	Accumulated other comprehensive income (loss), net	(197,197)	(335,997)
	Treasury stock – common, at cost - 1,305,280 shares at June 30, 2010; 2,173,916 shares at December 31, 2009	(134,025)	(225,702)

	Total stockholders’ equity	8,101,844	7,752,907

	Total liabilities and stockholders’ equity	$68,153,616	68,880,399

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended June 30		Six months ended June 30
In thousands, except per share		2010	2009	2010	2009

Interest income	Loans and leases, including fees	$596,919	574,234	$1,185,046	1,128,563
	Deposits at banks	5	5	11	13
	Federal funds sold	9	20	20	39
	Agreements to resell securities	2	23	4	62
	Trading account	110	194	193	315
	Investment securities
	Fully taxable	85,232	101,133	170,879	199,600
	Exempt from federal taxes	2,507	1,814	5,017	3,343

	Total interest income	684,784	677,423	1,361,170	1,331,935

Interest expense	NOW accounts	219	246	419	573
	Savings deposits	21,464	26,362	41,913	68,284
	Time deposits	26,254	55,697	55,700	116,026
	Deposits at foreign office	376	576	701	1,557
	Short-term borrowings	726	2,015	1,613	4,363
	Long-term borrowings	68,518	90,960	137,263	191,758

	Total interest expense	117,557	175,856	237,609	382,561

	Net interest income	567,227	501,567	1,123,561	949,374
	Provision for credit losses	85,000	147,000	190,000	305,000

	Net interest income after provision for credit losses	482,227	354,567	933,561	644,374

Other income	Mortgage banking revenues	47,084	52,983	88,560	109,216
	Service charges on deposit accounts	128,976	112,479	249,271	213,508
	Trust income	30,169	32,442	61,097	67,322
	Brokerage services income	12,788	13,493	25,894	28,886
	Trading account and foreign exchange gains	3,797	7,543	8,496	8,978
	Gain on bank investment securities	10	292	469	867
	Total other-than-temporary impairment (“OTTI”) losses	(21,079)	(75,697)	(50,566)	(138,505)
	Portion of OTTI losses recognized in other comprehensive income (before taxes)	(1,301)	50,928	1,384	81,537

	Net OTTI losses recognized in earnings	(22,380)	(24,769)	(49,182)	(56,968)

	Equity in earnings of Bayview Lending Group LLC	(6,179)	(207)	(11,893)	(4,351)
	Other revenues from operations	79,292	77,393	158,551	136,532

	Total other income	273,557	271,649	531,263	503,990

Other expense	Salaries and employee benefits	245,861	249,952	509,907	499,344
	Equipment and net occupancy	55,431	51,321	110,832	99,493
	Printing, postage and supplies	8,549	11,554	17,592	20,649
	Amortization of core deposit and other intangible assets	14,833	15,231	31,308	30,601
	FDIC assessments	21,608	49,637	42,956	55,493
	Other costs of operations	129,786	186,015	252,835	296,476

	Total other expense	476,068	563,710	965,430	1,002,056

	Income before taxes	279,716	62,506	499,394	146,308
	Income taxes	90,967	11,318	159,690	30,899

	Net income	$188,749	51,188	$339,704	115,409

	Net income available to common equity	$176,088	40,964	$314,429	96,286

	Net income per common share
	Basic	$1.47	.36	$2.63	.85
	Diluted	1.46	.36	2.61	.85

	Cash dividends per common share	$.70	.70	$1.40	1.40

	Average common shares outstanding
	Basic	118,054	113,218	117,910	111,836
	Diluted	118,878	113,521	118,569	111,988

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Six months ended June 30
In thousands		2010	2009

Cash flows from operating activities	Net income	$339,704	115,409
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	190,000	305,000
	Depreciation and amortization of premises and equipment	34,045	26,855
	Amortization of capitalized servicing rights	28,908	31,498
	Amortization of core deposit and other intangible assets	31,308	30,601
	Provision for deferred income taxes	(22,923)	62,472
	Asset write-downs	51,510	80,439
	Net (gain) loss on sales of assets	1,420	(139)
	Net change in accrued interest receivable, payable	(2,248)	10,408
	Net change in other accrued income and expense	155,403	38,101
	Net change in loans originated for sale	227,734	(241,186)
	Net change in trading account assets and liabilities	(6,091)	(44,953)

	Net cash provided by operating activities	1,028,770	414,505

Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	14,870	7,020
	Other	49,463	42,522
	Proceeds from maturities of investment securities
	Available for sale	729,562	1,069,602
	Held to maturity	77,524	56,024
	Purchases of investment securities
	Available for sale	(401,246)	(33,621)
	Held to maturity	(987,993)	(19,170)
	Other	(6,781)	(2,886)
	Net decrease in agreements to resell securities	—	90,000
	Net decrease in loans and leases	757,032	110,264
	Other investments, net	(21,152)	(14,179)
	Additions to capitalized servicing rights	(95)	(298)
	Capital expenditures, net	(23,403)	(17,655)
	Acquisitions, net of cash acquired
	Banks and bank holding companies	—	144,009
	Other, net	56,232	16,668

	Net cash provided by investing activities	244,013	1,448,300

Cash flows from financing activities	Net increase (decrease) in deposits	82,464	(881,060)
	Net decrease in short-term borrowings	(283,616)	(235,111)
	Payments on long-term borrowings	(1,106,386)	(1,001,334)
	Dividends paid — common	(167,090)	(160,023)
	Dividends paid — preferred	(20,113)	(11,833)
	Other, net	31,502	9,133

	Net cash used by financing activities	(1,463,239)	(2,280,228)

	Net decrease in cash and cash equivalents	(190,456)	(417,423)
	Cash and cash equivalents at beginning of period	1,246,342	1,568,151

	Cash and cash equivalents at end of period	$1,055,886	1,150,728

Supplemental disclosure of cash flow information	Interest received during the period	$1,382,432	1,330,441
	Interest paid during the period	248,214	351,744
	Income taxes paid (refunded) during the period	145,202	(9,551)

Supplemental schedule of noncash investing and financing activities	Real estate acquired in settlement of loans	$141,168	51,143
	Increase (decrease) from consolidation of securitization trusts:
	Loans	423,865	—
	Investment securities — available for sale	(360,471)	—
	Long-term borrowings	65,419	—
	Accrued interest and other	2,025	—
	Securitization of residential mortgage loans allocated to:
	Available for sale investment securities	—	140,942
	Capitalized servicing rights	—	788
	Acquisitions:
	Fair value of:
	Assets aquired (noncash)	—	6,171,252
	Liabilities assumed	—	5,878,941
	Preferred stock issued	—	155,779
	Common stock issued	—	272,824
	Common stock options	—	1,367
	Common stock warrants	—	6,467

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
						other
			Common	Additional		comprehensive
	Preferred	Common	stock	paid-in	Retained	income	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	(loss), net	stock	Total

2009
Balance-January 1, 2009	$567,463	60,198	4,617	2,897,907	5,062,754	(736,881)	(1,071,327)	6,784,731
Comprehensive income:
Net income	—	—	—	—	115,409	—	—	115,409
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	149,398	—	149,398
Defined benefit plans liability adjustment	—	—	—	—	—	735	—	735
Unrealized losses on terminated cash flow hedges	—	—	—	—	—	5,992	—	5,992

								271,534

Acquisition of Provident Bankshares Corporation:
Preferred stock issued	155,779	—	—	—	—	—	—	155,779
Common stock issued	—	—	—	(348,080)	—	—	620,904	272,824
Common stock options	—	—	—	1,367	—	—	—	1,367
Common stock warrants	—	—	—	6,467	—	—	—	6,467

Issuance of common stock to defined benefit pension plan	—	—	—	(51,417)	—	—	95,706	44,289
Preferred stock cash dividends	—	—	—	—	(11,833)	—	—	(11,833)
Amortization of preferred stock discount	2,230	—	—	—	(2,230)	—	—	—
Stock-based compensation plans:
Compensation expense	—	—	—	(42,014)	—	—	74,605	32,591
Exercises of stock options	—	—	—	(14,097)	—	—	16,211	2,114
Directors’ stock plan	—	—	—	(785)	—	—	1,480	695
Deferred compensation plans, net, including dividend equivalents	—	—	(373)	(497)	(101)	—	1,025	54
Common stock cash dividends — $1.40 per share	—	—	—	—	(160,448)	—	—	(160,448)

Balance — June 30, 2009	$725,472	60,198	4,244	2,448,851	5,003,551	(580,756)	(261,396)	7,400,164

2010
Balance-January 1, 2010	$730,235	60,198	4,342	2,442,947	5,076,884	(335,997)	(225,702)	7,752,907
Comprehensive income:
Net income	—	—	—	—	339,704	—	—	339,704
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	136,766	—	136,766
Defined benefit plans liability adjustment	—	—	—	—	—	2,175	—	2,175
Unrealized gain on terminated cash flow hedge	—	—	—	—	—	(141)	—	(141)

								478,504

Preferred stock cash dividends	—	—	—	—	(20,113)	—	—	(20,113)
Amortization of preferred stock discount	5,115	—	—	—	(5,115)	—	—	—
Repayment of management stock ownership program receivable	—	—	—	1,838	—	—	—	1,838
Stock-based compensation plans:
Compensation expense	—	—	—	(13,571)	—	—	45,239	31,668
Exercises of stock options	—	—	—	(21,997)	—	—	49,400	27,403
Directors’ stock plan	—	—	—	(232)	—	—	787	555
Deferred compensation plans, net, including dividend equivalents	—	—	(265)	(292)	(96)	—	604	(49)
Other	—	—	—	914	—	—	(4,353)	(3,439)
Common stock cash dividends — $1.40 per share	—	—	—	—	(167,430)	—	—	(167,430)

Balance — June 30, 2010	$735,350	60,198	4,077	2,409,607	5,223,834	(197,197)	(134,025)	8,101,844

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
     The Provident transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Assets acquired totaled $6.3 billion, including $4.0 billion of loans and leases (including approximately $1.7 billion of commercial real estate loans, $1.4 billion of consumer loans, $700 million of commercial loans and leases and $300 million of residential real estate loans) and $1.0 billion of investment securities. Liabilities assumed were $5.9 billion, including $5.1 billion of deposits. The transaction added $436 million to M&T’s stockholders’ equity, including $280 million of common equity and $156 million of preferred equity. In connection with the acquisition, the Company recorded $332 million of goodwill and $63 million of core deposit intangible. The core deposit intangible is being amortized over seven years using an accelerated method. The acquisition of Provident

NOTES TO FINANCIAL STATEMENTS, CONTINUED
2. Acquisitions, continued
expanded the Company’s presence in the Mid-Atlantic area, gave the Company the second largest deposit share in Maryland, and tripled the Company’s presence in Virginia.
     In many cases, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the fair valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with GAAP, there was no carry-over of Provident’s previously established allowance for credit losses. Subsequent decreases in the expected cash flows require the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows generally result in the recognition of additional interest income over the then remaining lives of the loans.
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

     Interest income on acquired loans for the three and six months ended June 30, 2010 was approximately $39 million and $78 million, respectively, and for the period from the date of acquisition to June 30, 2009 was $19 million. The outstanding principal balance and the carrying amount of these loans that is included in the consolidated balance sheet at June 30, 2010 is as follows:

(in thousands)
Outstanding principal balance	$3,529,278
Carrying amount	3,322,344
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
     In connection with the Provident transaction, the Company incurred merger-related expenses for professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing Provident contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to Provident’s

NOTES TO FINANCIAL STATEMENTS, CONTINUED
2. Acquisitions, continued
customers; severance and incentive compensation costs; travel costs; and printing, supplies and other costs of commencing operations in new markets and offices. A summary of merger-related expenses included in the consolidated statement of income follows:

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009
	(in thousands)
Salaries and employee benefits	$8,768	8,779
Equipment and net occupancy	581	585
Printing, postage and supplies	2,514	2,815
Other costs of operations	54,594	56,704

	$66,457	68,883

     The following table discloses the impact of Provident (excluding the impact of merger-related expenses) since the acquisition on May 23, 2009 through the end of the second quarter of 2009. The table also presents certain pro forma information for the six-month period ended June 30, 2009 as if Provident had been acquired on January 1, 2009. These results combine the historical results of Provident into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2009. In particular, no adjustments have been made to eliminate the amount of Provident’s provision for credit losses of $42 million or the impact of other-than-temporary impairment losses recognized by Provident of $87 million in 2009 that would not have been necessary had the acquired loans and investment securities been recorded at fair value as of the beginning of 2009. Furthermore, expenses related to systems conversions and other costs of integration are included in the 2009 periods in which such costs were incurred.
     Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow.

	Actual since
	acquisition	Pro forma
	through	Six months ended
	June 30, 2009	June 30, 2009
	(in thousands)
Total revenues	$33,923	1,884,980
Net income	3,562	31,320

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities
The amortized cost and estimated fair value of investment securities were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(in thousands)
June 30, 2010
Investment securities available for sale:
U.S. Treasury and federal agencies	$82,108	1,801	27	$83,882
Obligations of states and political subdivisions	65,594	816	54	66,356
Mortgage-backed securities:
Government issued or guaranteed	3,654,155	202,537	62	3,856,630
Privately issued residential	1,862,608	11,530	276,105	1,598,033
Privately issued commercial	29,447	—	2,804	26,643
Collateralized debt obligations	99,403	28,495	9,858	118,040
Other debt securities	311,596	21,309	48,611	284,294
Equity securities	117,861	5,181	6,832	116,210

	6,222,772	271,669	344,353	6,150,088

Investment securities held to maturity:
Obligations of states and political subdivisions	207,154	2,795	229	209,720
Mortgage-backed securities:
Government issued or guaranteed	929,429	24,444	—	953,873
Privately issued	332,686	—	135,476	197,210
Other debt securities	12,272	—	—	12,272

	1,481,541	27,239	135,705	1,373,075

Other securities	465,943	—	—	465,943

Total	$8,170,256	298,908	480,058	$7,989,106

December 31, 2009
Investment securities available for sale:
U.S. Treasury and federal agencies	$102,755	1,988	57	$104,686
Obligations of states and political subdivisions	61,468	1,583	128	62,923
Mortgage-backed securities:
Government issued or guaranteed	3,777,642	131,407	6,767	3,902,282
Privately issued residential	2,438,353	9,630	383,079	2,064,904
Privately issued commercial	33,133	—	7,967	25,166
Collateralized debt obligations	103,159	23,389	11,202	115,346
Other debt securities	309,514	16,851	58,164	268,201
Equity securities	170,985	5,590	15,705	160,870

	6,997,009	190,438	483,069	6,704,378

Investment securities held to maturity:
Obligations of states and political subdivisions	203,825	1,419	1,550	203,694
Privately issued mortgage-backed securities	352,195	—	150,993	201,202
Other debt securities	11,587	—	—	11,587

	567,607	1,419	152,543	416,483

Other securities	508,624	—	—	508,624

Total	$8,073,240	191,857	635,612	$7,629,485

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
     Gross realized gains and losses from sales of investment securities were not significant during the three- and six-month periods ended June 30, 2010 and 2009. The Company recognized $22 million and $49 million of pre-tax other-than-temporary impairment losses during the three and six months ended June 30, 2010, respectively. Approximately $12 million of the losses recognized in the second quarter of 2010 related to American Depositary Shares of Allied Irish Banks, p.l.c. (“AIB ADSs”) which were obtained in M&T’s acquisition of Allfirst Financial Inc. in 2003. The remaining losses in 2010 related to certain privately issued residential mortgage-backed securities and collateralized debt obligations backed by pooled trust preferred securities. The impairment charges related to the AIB ADSs were recognized due to mounting credit and other losses incurred by AIB and significant dilution of AIB common shareholders based on the Irish government’s significant ownership position. Other-than-temporary impairment losses on investment securities of $25 million and $57 million (pre-tax) were recognized by the Company for the three and six months ended June 30, 2009 and related to privately issued residential mortgage-backed securities. The impairment charges related to the privately issued residential mortgage-backed securities in the 2010 and 2009 periods were recognized in light of deterioration of housing values in the residential real estate market and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. The other-than-temporary impairment losses represent management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance. The following table displays changes in credit losses for debt securities recognized in earnings for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30
	2010	2009
	(in thousands)
Beginning balance	$308,017	187,618
Additions for credit losses not previously recognized	10,387	24,769
Reductions for increases in cash flows	(173)	(399)
Reductions for realized losses	(3,968)	(6,070)

Ending balance	$314,263	205,918

	Six months ended June 30
	2010	2009
	(in thousands)
Beginning balance	$284,513	155,967
Additions for credit losses not previously recognized	37,189	56,968
Reductions for increases in cash flows	(342)	(947)
Reductions for realized losses	(7,097)	(6,070)

Ending balance	$314,263	205,918

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
     At June 30, 2010, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized	Estimated
	cost	fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$58,322	58,774
Due after one year through five years	57,137	58,998
Due after five years through ten years	29,238	30,682
Due after ten years	414,004	404,118

	558,701	552,572

Mortgage-backed securities available for sale	5,546,210	5,481,306

	$6,104,911	6,033,878

Debt securities held to maturity:
Due in one year or less	$41,557	41,813
Due after one year through five years	11,073	11,468
Due after five years through ten years	128,784	130,480
Due after ten years	38,012	38,231

	219,426	221,992

Mortgage-backed securities held to maturity	1,262,115	1,151,083

	$1,481,541	1,373,075

     A summary of investment securities that as of June 30, 2010 and December 31, 2009 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
		Unrealized		Unrealized
	Fair value	losses	Fair value	losses
	(in thousands)
June 30, 2010
Investment securities available for sale:
U.S. Treasury and federal agencies	$5,476	(27)	—	—
Obligations of states and political subdivisions	3,969	(10)	2,710	(44)
Mortgage-backed securities:
Government issued or guaranteed	6,189	(42)	1,949	(20)
Privately issued residential	153,971	(1,055)	1,199,596	(275,050)
Privately issued commercial	—	—	26,643	(2,804)
Collateralized debt obligations	14,093	(9,578)	3,750	(280)
Other debt securities	2,925	(6)	101,564	(48,605)
Equity securities	5,904	(4,663)	471	(2,169)

	192,527	(15,381)	1,336,683	(328,972)

Investment securities held to maturity:
Obligations of states and political subdivisions	18,072	(137)	2,964	(92)
Privately issued mortgage-backed securities	—	—	197,210	(135,476)

	18,072	(137)	200,174	(135,568)

Total	$210,599	(15,518)	1,536,857	(464,540)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued

	Less than 12 months		12 months or more
		Unrealized		Unrealized
	Fair value	losses	Fair value	losses
	(in thousands)
December 31, 2009
Investment securities available for sale:
U.S. Treasury and federal agencies	$6,265	(53)	572	(4)
Obligations of states and political subdivisions	9,540	(83)	3,578	(45)
Mortgage-backed securities:
Government issued or guaranteed	685,319	(6,460)	19,379	(307)
Privately issued residential	98,312	(2,871)	1,504,020	(380,208)
Privately issued commercial	—	—	25,166	(7,967)
Collateralized debt obligations	13,046	(10,218)	3,598	(984)
Other debt securities	5,786	(174)	138,705	(57,990)
Equity securities	7,449	(1,728)	23,159	(13,977)

	825,717	(21,587)	1,718,177	(461,482)

Investment securities held to maturity:
Obligations of states and political subdivisions	136,032	(1,492)	626	(58)
Privately issued mortgage-backed securities	—	—	201,202	(150,993)

	136,032	(1,492)	201,828	(151,051)

Total	$961,749	(23,079)	1,920,005	(612,533)

     The Company owned 369 individual investment securities with aggregate gross unrealized losses of $480 million at June 30, 2010. Approximately $412 million of the unrealized losses pertained to privately issued residential mortgage-backed securities with a cost basis of $2.0 billion. The Company also had $58 million of unrealized losses on trust preferred securities issued by financial institutions and securities backed by trust preferred securities issued by financial institutions and other entities having a cost basis of $171 million. Based on a review of each of the securities in the investment securities portfolio at June 30, 2010, with the exception of the aforementioned securities for which other-than-temporary impairment losses were recognized, the Company concluded that it expected to recover the amortized cost basis of its investment. As of June 30, 2010, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities. At June 30, 2010, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $466 million of cost method investment securities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Allowance for credit losses
Changes in the allowance for credit losses were as follows:

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
	(in thousands)
Beginning balance	$891,265	845,971	878,022	787,904
Provision for credit losses	85,000	147,000	190,000	305,000
Consolidation of loan securitization trusts	—	—	2,752	—
Net charge-offs
Charge-offs	(105,346)	(148,414)	(211,385)	(259,019)
Recoveries	23,748	10,808	35,278	21,480

Net charge-offs	(81,598)	(137,606)	(176,107)	(237,539)

Ending balance	$894,667	855,365	894,667	855,365

     Except for consumer and residential mortgage loans that are considered smaller balance homogenous loans and are evaluated collectively, the Company considers a loan to be impaired for purposes of applying GAAP when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days, or for purchased impaired loans when it is probable that the Company will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition. Regardless of loan type, the Company considers a loan to be impaired if it qualifies as a troubled debt restructuring. Impaired loans are classified as either nonaccrual or as loans renegotiated at below market rates, with the exception of acquired impaired loans which continue to accrete income in accordance with GAAP. Loans less than 90 days delinquent are deemed to have an insignificant delay in payment and are generally not considered impaired. Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent.
     The recorded investment in loans considered impaired for purposes of applying GAAP was $1.1 billion and $1.3 billion at June 30, 2010 and December 31, 2009, respectively. The recorded investment in loans considered impaired for which there was a related valuation allowance for impairment included in the allowance for credit losses and the amount of such impairment allowance were $856 million and $214 million, respectively, at June 30, 2010 and $1.1 billion and $244 million, respectively, at December 31, 2009. The recorded investment in loans considered impaired for which there was no related valuation allowance for impairment was $262 million and $234 million at June 30, 2010 and December 31, 2009, respectively.
5. Borrowings
The Company had $1.2 billion of fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at June 30, 2010 which are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
5. Borrowings, continued
Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in M&T’s Tier 1 capital. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law on July 21, 2010. One of its provisions is for a three-year phase-in related to the exclusion of trust preferred capital securities from Tier 1 capital for large financial institutions, including M&T. That phase-in period begins on January 1, 2013.
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
     Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the Common Securities of various trusts, the Junior Subordinated Debentures associated with Capital Securities had financial statement carrying values of $1.2 billion at each of June 30, 2010 and December 31, 2009.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
6. Stockholders’ equity
M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.
     Issued and outstanding preferred stock of M&T is presented below:

	Shares	Carrying	Carrying
	issued and	value	value
	outstanding	June 30, 2010	December 31, 2009
		(dollars in thousands)
Series A (a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share, 600,000 shares authorized	600,000	$575,558	572,580

Series B (b)
Series B Mandatory Convertible Non-cumulative Preferred Stock, $1,000 liquidation preference per share, 26,500 shares authorized	26,500	26,500	26,500

Series C (a)(c)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share, 151,500 shares authorized	151,500	133,292	131,155

(a)	Shares were issued as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). Cash proceeds were allocated between the preferred stock and a ten-year warrant to purchase M&T common stock (Series A — 1,218,522 common shares at $73.86 per share, Series C — 407,542 common shares at $55.76 per share). Dividends, if declared, will accrue and be paid quarterly at a rate of 5% per year for the first five years following the original 2008 issuance dates and thereafter at a rate of 9% per year. The agreement with the U.S. Treasury contains limitations on certain actions of M&T, including the payment of quarterly cash dividends on M&T’s common stock in excess of $.70 per share, the repurchase of its common stock during the first three years of the agreement, and the amount and nature of compensation arrangements for certain of the Company’s officers.

(b)	Shares were assumed in the Provident acquisition and a new Series B Preferred Stock was designated. In the aggregate, the shares of Series B Preferred Stock will automatically convert into 433,148 shares of M&T common stock on April 1, 2011, but shareholders may elect to convert their preferred shares at any time prior to that date. Dividends, if declared, are payable quarterly in arrears at a rate of 10% per year.

(c)	Shares were assumed in the Provident acquisition and a new Series C Preferred Stock was designated.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
7. Pension plans and other postretirement benefits
The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

			Other
	Pension		postretirement
	benefits		benefits
	Three months ended June 30
	2010	2009	2010	2009
	(in thousands)
Service cost	$4,960	4,738	102	27
Interest cost on projected benefit obligation	12,032	11,264	785	747
Expected return on plan assets	(12,655)	(11,576)	—	—
Amortization of prior service cost	(1,629)	(1,629)	63	46
Amortization of net actuarial loss	3,455	2,499	(5)	(10)

Net periodic benefit cost	$6,163	5,296	945	810

			Other
	Pension		postretirement
	benefits		benefits
	Six months ended June 30
	2010	2009	2010	2009
	(in thousands)
Service cost	$9,835	9,613	202	177
Interest cost on projected benefit obligation	24,061	22,279	1,565	1,647
Expected return on plan assets	(25,443)	(23,051)	—	—
Amortization of prior service cost	(3,279)	(3,279)	88	121
Amortization of net actuarial loss	6,776	4,849	(5)	(10)

Net periodic benefit cost	$11,950	10,411	1,850	1,935

     Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $8,775,000 and $8,330,000 for the three months ended June 30, 2010 and 2009, respectively, and $20,465,000 and $19,105,000 for the six months ended June 30, 2010 and 2009, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Earnings per common share
The computations of basic earnings per common share follow:

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
	(in thousands, except per share)
Income available to common stockholders:

Net income	$188,749	51,188	339,704	115,409
Less: Preferred stock dividends (a)	(10,056)	(8,468)	(20,113)	(15,968)
Amortization of preferred stock discount (a)	(2,605)	(1,756)	(5,162)	(3,155)

Net income available to common equity	176,088	40,964	314,429	96,286

Less: Income attributable to unvested stock-based compensation awards	(2,500)	(448)	(4,403)	(1,181)

Net income available to common stockholders	$173,588	40,516	310,026	95,105

Weighted-average shares outstanding:

Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	119,756	114,485	119,550	112,900
Less: Unvested stock-based compensation awards	(1,702)	(1,267)	(1,640)	(1,064)

Weighted-average shares outstanding	118,054	113,218	117,910	111,836

Basic earnings per common share	$1.47	.36	2.63	.85

(a)	Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Earnings per common share, continued
     The computations of diluted earnings per common share follow:

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
	(in thousands, except per share)
Net income available to common equity	$176,088	40,964	314,429	96,286

Less: Income attributable to unvested stock-based compensation awards	(2,491)	(448)	(4,392)	(1,181)

Net income available to common stockholders	$173,597	40,516	310,037	95,105

Adjusted weighted-average shares outstanding:

Common and unvested stock-based compensation awards	119,756	114,485	119,550	112,900
Less: Unvested stock-based compensation awards	(1,702)	(1,267)	(1,640)	(1,064)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and convertible preferred stock	824	303	659	152

Adjusted weighted-average shares outstanding	118,878	113,521	118,569	111,988

Diluted earnings per common share	$1.46	.36	2.61	.85
     GAAP defines unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities that shall be included in the computation of earnings per common share pursuant to the two-class method. During the six-month periods ended June 30, 2010 and 2009, the Company issued stock-based compensation awards in the form of restricted stock and restricted stock units, which, in accordance with GAAP, are considered participating securities.
     Stock-based compensation awards, warrants to purchase common stock of M&T and preferred stock convertible into shares of M&T stock representing approximately 10.7 million and 15.2 million common shares during the three-month periods ended June 30, 2010 and 2009, respectively, and 11.3 million and 15.1 million common shares during the six-month periods ended June 30, 2010 and 2009, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Comprehensive income
The following table displays the components of other comprehensive income (loss):

	Six months ended June 30, 2010
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized gains (losses) on investment securities:

Available for sale (“AFS”) investment securities with other-than-temporary impairment (“OTTI”):

Securities with OTTI charges during the period	$(50,566)	19,603	(30,963)
Less: OTTI charges recognized in net income	(49,182)	19,017	(30,165)

Net unrealized losses on investment securities with OTTI	(1,384)	586	(798)

AFS investment securities – all other:

Unrealized holding gains during period	170,630	(66,783)	103,847
Less: Reclassification adjustment for losses recognized in net income	(135)	39	(96)
Less: Securities with OTTI charges during the period	(50,566)	19,603	(30,963)

	221,331	(86,425)	134,906

Reclassification of unrealized holding losses to income during period on investment securities previously transferred from AFS to held to maturity (“HTM”)	4,374	(1,716)	2,658

Net unrealized gains on investment securities	224,321	(87,555)	136,766

Reclassification of gains on terminated cash flow hedges to income	(224)	83	(141)

Defined benefit plans liability adjustment	3,580	(1,405)	2,175

	$227,677	(88,877)	138,800

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Comprehensive income, continued

	Six months ended June 30, 2009
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized gains (losses) on investment securities:

AFS investment securities with OTTI:

Securities with OTTI charges during the period	$(138,505)	54,250	(84,255)
Less: OTTI charges recognized in net income	(56,968)	22,292	(34,676)

Net unrealized losses on investment securities with OTTI	(81,537)	31,958	(49,579)

AFS investment securities – all other:

Unrealized holding gains during period	180,862	(70,508)	110,354
Less: Reclassification adjustment for losses recognized in net income	(79)	32	(47)
Less: Securities with OTTI charges during the period	(138,505)	54,250	(84,255)

	319,446	(124,790)	194,656

Reclassification of unrealized holding losses to income during period on investment securities previously transferred from AFS to HTM	5,933	(1,612)	4,321

Net unrealized gains on investment securities	243,842	(94,444)	149,398

Reclassification of losses on terminated cash flow hedges to income	9,830	(3,838)	5,992

Defined benefit plans liability adjustment	1,681	(946)	735

	$255,353	(99,228)	156,125

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Comprehensive income, continued
     Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

			Cash	Defined
	Investment securities		flow	benefit
	With OTTI	All other	hedges	plans	Total
	(in thousands)
Balance — January 1, 2010	$(76,772)	(142,853)	674	(117,046)	(335,997)

Net gain (loss) during period	(798)	137,564	(141)	2,175	138,800

Balance — June 30, 2010	$(77,570)	(5,289)	533	(114,871)	(197,197)

Balance — January 1, 2009	$—	(556,668)	(5,883)	(174,330)	(736,881)

Net gain (loss) during period	(49,579)	198,977	5,992	735	156,125

Balance — June 30, 2009	$(49,579)	(357,691)	109	(173,595)	(580,756)

10. Derivative financial instruments
As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of June 30, 2010.
     The net effect of interest rate swap agreements was to increase net interest income by $11 million and $10 million for the three months ended June 30, 2010 and 2009, respectively, and $22 million and $17 million for the six months ended June 30, 2010 and 2009, respectively. Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-
	Notional	Average	average rate
	amount	maturity	Fixed	Variable
	(in thousands)	(in years)
June 30, 2010
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,037,241	6.0	6.33%	2.36%

December 31, 2009
Fair value hedges:
Fixed rate time deposits (a)	$25,000	3.7	5.30%	0.34%
Fixed rate long-term borrowings (a)	1,037,241	6.5	6.33%	2.12%

	$1,062,241	6.4	6.30%	2.07%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Derivative financial instruments, continued
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
     Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values of $12.4 billion and $13.9 billion at June 30, 2010 and December 31, 2009, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $680 million and $608 million at June 30, 2010 and December 31, 2009, respectively.
     Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$111,087	54,486	$—	—
Commitments to sell real estate loans (a)	173	6,009	3,269	171

	111,260	60,495	3,269	171

Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	20,900	4,428	57	4,508
Commitments to sell real estate loans (a)	324	13,293	13,507	1,360
Trading:
Interest rate contracts (b)	396,098	317,651	371,421	290,104
Foreign exchange and other option and futures contracts (b)	9,816	11,908	9,044	12,094

	427,138	347,280	394,029	308,066

Total derivatives	$538,398	407,775	$397,298	308,237

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.

(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Derivative financial instruments, continued

	Amount of unrealized gain (loss) recognized
	Three months ended		Three months ended
	June 30, 2010		June 30, 2009
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate time deposits (a)	$(304)	304	$(942)	938
Fixed rate long-term borrowings (a)	43,957	(41,680)	(60,402)	57,164

Total	$43,653	(41,376)	$(61,344)	58,102

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$(504)		$(1,186)
Foreign exchange and other option and futures contracts (b)	615		56

Total	$111		$(1,130)

	Amount of unrealized gain (loss) recognized
	Six months ended		Six months ended
	June 30, 2010		June 30, 2009
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate time deposits (a)	$(503)	503	$(1,394)	1,387
Fixed rate long-term borrowings (a)	56,427	(53,661)	(81,717)	76,825

Total	$55,924	(53,158)	$(83,111)	78,212

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$(1,118)		$(1,357)
Foreign exchange and other option and futures contracts (b)	957		932

Total	$(161)		$(425)

(a)	Reported as other revenues from operations.

(b)	Reported as trading account and foreign exchange gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Derivative financial instruments, continued
     In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $22 million and $20 million at June 30, 2010 and December 31, 2009, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.
     The aggregate fair value of derivative financial instruments in a net liability position at June 30, 2010 for which the Company was required to post collateral was $280 million. The fair value of collateral posted for such instruments was $274 million.
     The Company’s credit exposure with respect to the estimated fair value as of June 30, 2010 of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting agreements with trading account interest rate contracts with the same counterparties as well as counterparty postings of $58 million of collateral with the Company.
11. Variable interest entities and asset securitizations
Effective January 1, 2010, the Financial Accounting Standards Board (“FASB”) amended accounting guidance relating to the consolidation of variable interest entities to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended guidance instead requires a reporting entity to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the reporting entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity. The amended guidance requires ongoing reassessments of whether the reporting entity is the primary beneficiary of a variable interest entity.
     Also effective January 1, 2010, the FASB amended accounting guidance relating to accounting for transfers of financial assets to eliminate the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. The recognition and measurement provisions of the amended guidance were required to be applied prospectively. Additionally, beginning January 1, 2010, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities had to be re-evaluated for consolidation in accordance with applicable consolidation guidance, including the new accounting guidance relating to the consolidation of variable interest entities discussed in the previous paragraph.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Variable interest entities and asset securitizations, continued
     In 2002 and 2003, the Company transferred approximately $1.9 billion of one-to-four family residential mortgage loans to qualified special-purpose trusts in two non-recourse securitization transactions. In exchange for the loans, the Company received cash, no more than 88% of the resulting securities, and the servicing rights to the loans. Through December 31, 2009, all of the retained securities were classified as investment securities available for sale as the qualified special-purpose trusts were not included in the Company’s consolidated financial statements. Effective January 1, 2010, the Company determined that it was the primary beneficiary of both securitization trusts under the amended consolidation rules considering its role as servicer and its retained subordinated interests in the trusts. As a result, beginning January 1, 2010, the Company has included the one-to-four family residential mortgage loans that were included in the two non-recourse securitization transactions in its consolidated financial statements. The effect of that consolidation on January 1, 2010 was to increase loans receivable by $424 million, decrease the amortized cost of available-for-sale investment securities by $360 million (fair value of $355 million), and increase borrowings by $65 million. The transition adjustment at January 1, 2010 as a result of the Company’s adoption of the new accounting requirements was not significant. In the second quarter of 2010, the 2002 securitization trust was terminated as the Company exercised its right to purchase the underlying mortgage loans pursuant to the clean-up call provisions of the qualified special-purpose trust. At June 30, 2010, the carrying value of the loans in the remaining securitization trust was $302 million. The outstanding principal amount of mortgage-backed securities issued by the qualified special-purpose trust was $305 million at June 30, 2010 and the principal amount of such securities held by the Company was $260 million. The remainder of the outstanding mortgage-backed securities were held by parties unrelated to M&T. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at June 30, 2010 is limited to realizing the carrying value of the loans less the $45 million carrying value of the mortgage-backed securities outstanding to third parties.
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
     M&T has a variable interest in a trust that holds AIB ADSs for the purpose of satisfying options to purchase such shares for certain employees. The trust purchased the AIB ADSs with the proceeds of a loan from an entity subsequently acquired by M&T. Proceeds from option exercises and any dividends and other earnings on the trust assets are used to repay the loan plus interest. Option holders have no preferential right with respect to the trust assets and the trust assets are subject to the claims of M&T’s creditors. The trust has been included in the Company’s consolidated financial statements. As a result, included in investment securities available for sale were 591,813 AIB ADSs with a carrying value of approximately $1 million and $2 million at June 30, 2010 and December 31, 2009, respectively. Outstanding options granted to employees who have continued service with M&T totaled 184,350 and 189,450 at June 30, 2010 and December 31, 2009, respectively. All outstanding options were fully vested and exercisable at both June 30, 2010 and December 31, 2009. The options expire at

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Variable interest entities and asset securitizations, continued
various dates through October 2011. The AIB ADSs are included in available for sale investment securities and have a fair value and an amortized cost of $1 million at June 30, 2010. An other-than-temporary impairment charge of $12 million was recognized during the second quarter of 2010 on the AIB ADSs due to adverse developments impacting AIB, including significant dilution of AIB common shareholders and further deterioration of AIB’s financial condition.
     As described in note 5, M&T has issued Junior Subordinated Debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At June 30, 2010 and December 31, 2009, the Company included the Junior Subordinated Debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $34 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the Junior Subordinated Debentures associated with Capital Securities described in note 5.
     The Company has invested as a limited partner in various real estate partnerships that collectively had total assets of approximately $1.1 billion and $1.0 billion at June 30, 2010 and December 31, 2009, respectively. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $238 million, including $77 million of unfunded commitments, at June 30, 2010 and $246 million, including $89 million of unfunded commitments, at December 31, 2009. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. In accordance with the accounting provisions for variable interest entities, the Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and therefore, the partnership entities are not included in the Company’s consolidated financial statements.
12. Fair value measurements
GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at June 30, 2010.
     Pursuant to GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy exists in GAAP for fair value measurements based upon the inputs to the valuation of an asset or liability.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
were difficult to observe at the individual bond level. Because of the inactivity in the markets and the lack of observable valuation inputs, the Company has classified the valuation of privately issued mortgage-backed securities as Level 3.
     In April 2009, the FASB issued new accounting rules that provided guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. The Company has concluded that there has been a significant decline in the volume and level of activity in the market for privately issued mortgage-backed securities. Therefore, the Company supplemented its determination of fair value for many of its privately issued mortgage-backed securities by obtaining pricing indications from two independent sources at June 30, 2010. However, the Company could not readily ascertain that the basis of such valuations could be ascribed to orderly and observable trades in the market for privately issued residential mortgage-backed securities. As a result, the Company also performed internal modeling to estimate the cash flows and fair value of 144 of its privately issued residential mortgage-backed securities with an amortized cost basis of $1.7 billion at June 30, 2010. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds, including estimates about the timing and amount of credit losses and prepayments. In estimating those cash flows, the Company used assumptions as to future delinquency, defaults and loss rates, including assumptions for further home price depreciation. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities given the nature of the cash flow modeling performed in the Company’s assessment of value. To determine the point within the range of potential values that was most representative of fair value under current market conditions for each of the 144 bonds, the Company computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. Weightings applied to internal model valuations generally ranged from zero to 40% depending on bond structure and collateral type, with prices for bonds in non-senior tranches generally receiving lower weightings on the internal model results and senior bonds receiving a higher model weighting. Weighted-average reliance on internal model pricing for the bonds modeled was 37% with a 63% average weighting placed on the values provided by the independent sources. The Company concluded its estimate of fair value for the $1.7 billion of privately issued residential mortgage-backed securities to approximate $1.5 billion, which implies a weighted-average market yield based on reasonably likely cash flows of 9.25%. Other valuations of privately issued residential mortgage-backed securities were determined by reference to independent pricing sources without adjustment.
     Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. Given the severe disruption in the credit markets and lack of observable trade information, the Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at June 30, 2010. The modeling techniques included discounting estimated cash flows using bond-specific assumptions about defaults, deferrals and prepayments of the trust preferred securities underlying each bond. The estimation of cash flows included assumptions as to future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. At June 30, 2010, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities was $99 million and $118 million, respectively. Privately issued mortgage-backed securities and

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations as of June 30, 2010.
Real estate loans held for sale
The Company utilizes commitments to sell real estate loans to hedge the exposure to changes in fair value of real estate loans held for sale. The carrying value of hedged real estate loans held for sale includes changes in estimated fair value during the hedge period. Typically, the Company attempts to hedge real estate loans held for sale from the date of close through the sale date. The fair value of hedged real estate loans held for sale is generally calculated by reference to quoted prices in secondary markets for commitments to sell real estate loans with similar characteristics and, accordingly, such loans have been classified as a Level 2 valuation.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
     The following tables present assets and liabilities at June 30, 2010 and December 31, 2009 measured at estimated fair value on a recurring basis:

	Fair value
	measurements at
	June 30,
	2010	Level 1(a)	Level 2(a)	Level 3
	(in thousands)
Trading account assets	$487,692	51,457	436,235	—
Investment securities available for sale:
U.S. Treasury and federal agencies	83,882	—	83,882	—
Obligations of states and political subdivisions	66,356	—	66,356	—
Mortgage-backed securities:
Government issued or guaranteed	3,856,630	—	3,856,630	—
Privately issued residential	1,598,033	—	—	1,598,033
Privately issued commercial	26,643	—	—	26,643
Collateralized debt obligations	118,040	—	—	118,040
Other debt securities	284,294	—	284,294	—
Equity securities	116,210	105,839	10,371	—

	6,150,088	105,839	4,301,533	1,742,716

Real estate loans held for sale	475,570	—	475,570	—
Other assets(b)	132,484	—	111,584	20,900

Total assets	$7,245,834	157,296	5,324,922	1,763,616

Trading account liabilities	$380,465	2,118	378,347	—
Other liabilities(b)	16,833	—	16,776	57

Total liabilities	$397,298	2,118	395,123	57

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued

	Fair value
	measurements at
	December 31,
	2009	Level 1	Level 2	Level 3
	(in thousands)
Trading account assets	$386,984	40,836	346,148	—
Investment securities available for sale:
U.S. Treasury and federal agencies	104,686	—	104,686	—
Obligations of states and political subdivisions	62,923	—	62,923	—
Mortgage-backed securities:
Government issued or guaranteed	3,902,282	—	3,902,282	—
Privately issued residential	2,064,904	—	—	2,064,904
Privately issued commercial	25,166	—	—	25,166
Collateralized debt obligations	115,346	—	—	115,346
Other debt securities	268,201	—	267,781	420
Equity securities	160,870	145,817	15,053	—

	6,704,378	145,817	4,352,725	2,205,836

Real estate loans held for sale	652,761	—	652,761	—
Other assets (b)	78,216	—	73,788	4,428

Total assets	$7,822,339	186,653	5,425,422	2,210,264

Trading account liabilities	$302,198	5,577	296,621	—
Other liabilities (b)	6,039	—	1,531	4,508

Total liabilities	$308,237	5,577	298,152	4,508

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2010.

(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2010 were as follows:

								Changes in
								unrealized
								gains (losses)
								included in
		Total gains (losses)						earnings
		realized/unrealized						related to
				Included in		Transfer		assets still
	Balance-			other		in and/or	Balance-	held at
	March 31,	Included		comprehensive		out of	June 30,	June 30,
	2010	in earnings		income	Settlements	Level 3	2010	2010
	(in thousands)
Investment securities available for sale:
Privately issued residential mortgage-backed securities	$1,664,341	(7,896	)(a)	40,794	(99,206)	—	1,598,033	(7,896	)(a)
Privately issued commercial mortgage-backed securities	25,125	—		4,021	(2,503)	—	26,643	—
Collateralized debt obligations	125,755	(2,491	)(a)	(5,088)	(136)	—	118,040	(2,491	)(a)
Other debt securities	455	—		—	—	(455)	—	—

	1,815,676	(10,387)		39,727	(101,845)	(455)	1,742,716	(10,387)

Other assets and other liabilities	8,171	29,828	(b)	—	—	(17,156)	20,843	20,097	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2009 were as follows:

								Changes in
								unrealized
								gains
								(losses)
								included in
		Total gains (losses)						earnings
		realized/unrealized				Transfer		related to
				Included in	Purchases,	in		assets still
	Balance-			other	sales,	and/or	Balance-	held at
	March 31,	Included		comprehensive	issuances &	out of	June 30,	June 30,
	2009	in earnings		income	settlements	Level 3	2009	2009
	(in thousands)
Investment securities available for sale:
U.S. Treasury and federal agencies	$—	—		—	—	—	—	—
Obligations of states and political subdivisions	12,182	—		21	—	—	12,203	—
Government issued or guaranteed mortgage-backed securities	—	—		—	—	—	—	—
Privately issued residential mortgage-backed securities	2,349,403	(22,269	)(a)	37,622	(122,998)	—	2,241,758	(22,269	)(a)
Privately issued commercial mortgage-backed securities	32,215	—		(5,739)	(3,458)	—	23,018	—
Collateralized debt obligations	2,421	(2,101	)(a)	13,787	98,265	—	112,372	(2,101	)(a)
Other debt securities	—	—		40	725	—	765	—
Equity securities	2,343	—		1	(15)	—	2,329	—

	2,398,564	(24,370)		45,732	(27,481)	—	2,392,445	(24,370)
Other assets and other liabilities	22,037	(7,768	)(b)	—	—	(4,593)	9,676	7,946	(b)

(a)	Reported as an other-than-temporary impairment loss in the consolidated statement of income or as gain (loss) on bank investment securities.

(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2010 were as follows:

									Changes in
									unrealized
									gains (losses)
									included in
		Total gains (losses)							earnings
		realized/unrealized							related to
				Included in					assets still
	Balance-			other		Transfer in		Balance-	held at
	January 1,	Included		comprehensive		and/or out of		June 30,	June 30,
	2010	in earnings		income	Settlements	Level 3(c)		2010	2010
	(in thousands)
Investment securities available for sale:
Privately issued residential mortgage-backed securities	$2,064,904	(34,343	)(a)	115,248	(192,528)	(355,248	)(d)	1,598,033	(34,343	)(a)
Privately issued commercial mortgage- backed securities	25,166	—		6,094	(4,617)	—		26,643	—
Collateralized debt obligations	115,346	(2,846	)(a)	5,807	(267)	—		118,040	(2,846	)(a)
Other debt securities	420	—		35	—	(455)		—	—

	2,205,836	(37,189)		127,184	(197,412)	(355,703)		1,742,716	(37,189)

Other assets and other liabilities	(80)	47,850	(b)	—	—	(26,927)		20,843	20,598	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2009 were as follows:

								Changes in
								unrealized
								gains (losses)
								included in
		Total gains (losses)						earnings
		realized/unrealized						related to
				Included in	Purchases,	Transfer		assets still
	Balance-			other	sales,	in and/or	Balance-	held at
	January 1,	Included		comprehensive	issuances &	out of	June 30,	June 30,
	2009	in earnings		income	settlements	Level 3(c)	2009	2009
	(in thousands)
Investment securities available for sale:
U.S. Treasury and federal agencies	$5,532	—		—	—	(5,532)	—	—
Obligations of states and political subdivisions	38	—		22	—	12,143	12,203	—
Government issued or guaranteed mortgage-backed securities	84,544	—		—	—	(84,544)	—	—
Privately issued residential mortgage-backed securities	2,326,554	(54,468	)(a)	215,127	(245,455)	—	2,241,758	(54,468	)(a)
Privately issued commercial mortgage-backed securities	41,046	—		(9,001)	(9,027)	—	23,018	—
Collateralized debt obligations	2,496	(1,553	)(a)	13,712	97,717	—	112,372	(1,553	)(a)
Other debt securities	—	—		40	725	—	765	—
Equity securities	2,302	—		1	26	—	2,329	—

	2,462,512	(56,021)		219,901	(156,014)	(77,933)	2,392,445	(56,021)
Other assets and other liabilities	8,266	19,490	(b)	—	—	(18,080)	9,676	12,046	(b)

(a)	Reported as an other-than-temporary impairment loss in the consolidated statement of income or as gain (loss) on bank investment securities.

(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.

(c)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.

(d)	As a result of the Company’s adoption of new accounting rules governing the consolidation of variable interest entities, effective January 1, 2010 the Company derecognized $355 million of available-for-sale investment securities previously classified as Level 3 measurements. Further information regarding the Company’s adoption of new accounting requirements is included in note 11.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
     The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.
Loans
Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $664 million at June 30, 2010, ($378 million and $286 million of which were classified as Level 2 and Level 3, respectively) and $632 million at June 30, 2009 ($303 million and $329 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2010 were decreases of $64 million and $125 million for the three and six months ended June 30, 2010, respectively, and on loans held by the Company on June 30, 2009 were decreases of $157 million and $238 million for the three months and six months ended June 30, 2009, respectively.
Capitalized servicing rights
Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. At June 30, 2010, $18 million of capitalized servicing rights had a carrying value equal to their fair value. The change in fair value of capitalized servicing rights recognized for the three and six months ended June 30, 2010 was a decrease of $2 million. At June 30, 2009,

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
$30 million of capitalized servicing rights had a carrying value equal to their fair value. Changes in fair value of capitalized servicing rights recognized for the three and six months ended June 30, 2009 were increases of $13 million and $18 million, respectively.
Assets taken in foreclosure of defaulted loans
Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $127 million and $21 million at June 30, 2010 and June 30, 2009, respectively. Changes in fair value recognized for those foreclosed assets held by the Company at June 30, 2010 were $16 million and $21 million for the three and six months ended June 30, 2010, respectively. Changes in fair value recognized for those foreclosed assets held by the Company at June 30, 2009 were $21 million and $22 million for the three and six months ended June 30, 2009, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
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
     The carrying amounts and calculated estimates of fair value for financial instrument assets (liabilities) are presented in the following table:

	June 30, 2010		December 31, 2009
	Carrying	Calculated	Carrying	Calculated
	amount	estimate	amount	estimate
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,055,886	$1,055,886	$1,246,342	$1,246,342
Interest-bearing deposits at banks	117,826	117,826	133,335	133,335
Trading account assets	487,692	487,692	386,984	386,984
Investment securities	8,097,572	7,989,106	7,780,609	7,629,485
Loans and leases:
Commercial loans and leases	13,017,598	12,693,238	13,479,447	13,090,206
Commercial real estate loans	20,612,905	20,163,351	20,949,931	20,426,273
Residential real estate loans	5,729,126	5,441,844	5,463,463	5,058,763
Consumer loans	11,701,657	11,281,999	12,043,845	11,575,525
Allowance for credit losses	(894,667)	—	(878,022)	—

Loans and leases, net	50,166,619	49,580,432	51,058,664	50,150,767
Accrued interest receivable	209,661	209,661	214,692	214,692

Financial liabilities:
Noninterest-bearing deposits	$(13,960,723)	$(13,960,723)	$(13,794,636)	$(13,794,636)
Savings deposits and NOW accounts	(26,476,953)	(26,476,953)	(25,073,269)	(25,073,269)
Time deposits	(6,533,567)	(6,582,557)	(7,531,495)	(7,592,214)
Deposits at foreign office	(551,428)	(551,428)	(1,050,438)	(1,050,438)
Short-term borrowings	(2,158,957)	(2,158,957)	(2,442,582)	(2,442,582)
Long-term borrowings	(9,255,529)	(9,256,534)	(10,240,016)	(9,822,153)
Accrued interest payable	(88,187)	(88,187)	(94,838)	(94,838)
Trading account liabilities	(380,465)	(380,465)	(302,198)	(302,198)

Other financial instruments:
Commitments to originate real estate loans for sale	$20,843	$20,843	$(80)	$(80)
Commitments to sell real estate loans	(16,279)	(16,279)	17,771	17,771
Other credit-related commitments	(61,031)	(61,031)	(55,954)	(55,954)
Interest rate swap agreements used for interest rate risk management	111,087	111,087	54,486	54,486

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
Interest rate swap agreements used for interest rate risk management
The estimated fair value of interest rate swap agreements used for interest rate risk management represents the amount the Company would have expected to receive or pay to terminate such agreements.
Other commitments and contingencies
As described in note 13, in the normal course of business, various commitments and contingent liabilities are outstanding, such as loan commitments, credit guarantees and letters of credit. The Company’s pricing of such financial instruments is based largely on credit quality and relationship, probability of funding and other requirements. Loan commitments often have fixed expiration dates and contain termination and other clauses which provide for relief from funding in the event of significant deterioration in the credit quality of the customer. The rates and terms of the Company’s loan commitments, credit guarantees and letters of credit are competitive with other financial institutions operating in markets served by the Company. The Company believes that the carrying amounts, which are included in other liabilities, are reasonable estimates of the fair value of these financial instruments.
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
13. Commitments and contingencies
In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	June 30,	December 31,
	2010	2009
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$6,444,381	6,482,987
Commercial real estate loans to be sold	120,758	180,498
Other commercial real estate and construction	1,442,560	1,360,805
Residential real estate loans to be sold	684,325	631,090
Other residential real estate	129,234	127,788
Commercial and other	7,147,137	7,155,188

Standby letters of credit	3,810,958	3,828,586

Commercial letters of credit	71,497	66,377

Financial guarantees and indemnification contracts	1,759,008	1,633,549

Commitments to sell real estate loans	979,309	1,239,001
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
     Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Federal National Mortgage Association Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $1.5 billion and $1.3 billion at June 30, 2010 and December 31, 2009, respectively.
     Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
13. Commitments and contingencies, continued
     The Company utilizes commitments to sell real estate loans to hedge exposure to changes in the fair value of real estate loans held for sale. Such commitments are considered derivatives and along with commitments to originate real estate loans to be held for sale are generally recorded in the consolidated balance sheet at estimated fair market value.
     The Company has an agreement with the Baltimore Ravens of the National Football League whereby the Company obtained the naming rights to a football stadium in Baltimore, Maryland. Under the agreement, the Company is obligated to pay $5 million per year through 2013 and $6 million per year from 2014 through 2017.
     The Company also has commitments under long-term operating leases.
     The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $91 million at June 30, 2010. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $73 million at June 30, 2010. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. Management believes any reinsurance losses that may be payable by the Company will not be material to the Company’s consolidated financial position.
     The Company is contractually obligated to repurchase previously sold residential mortgage loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At June 30, 2010, management believes that any remaining liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.
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
14. Segment information
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
14. Segment information, continued
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
     Information about the Company’s segments is presented in the following table:

	Three months ended June 30
	2010			2009
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)
	(in thousands)
Business Banking	$102,610	—	26,552	103,132	—	30,699
Commercial Banking	194,575	—	81,612	186,558	—	70,003
Commercial Real Estate	109,487	39	43,667	100,847	33	23,457
Discretionary Portfolio	5,580	(2,500)	(4,073)	16,433	(3,693)	(3,279)
Residential Mortgage Banking	65,766	8,876	(467)	80,016	15,002	(10,877)
Retail Banking	315,638	2,690	67,080	313,025	2,509	54,184
All Other	47,128	(9,105)	(25,622)	(26,795)	(13,851)	(112,999)

Total	$840,784	—	188,749	773,216	—	51,188

NOTES TO FINANCIAL STATEMENTS, CONTINUED
14. Segment information, continued

	Six months ended June 30
	2010			2009
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)
	(in thousands)
Business Banking	$204,406	—	51,896	196,767	—	60,811
Commercial Banking	386,981	—	158,480	351,685	—	127,157
Commercial Real Estate	219,900	57	87,420	189,811	39	66,440
Discretionary Portfolio	(6,653)	(5,247)	(20,235)	27,731	(6,777)	(8,368)
Residential Mortgage Banking	128,883	17,073	128	160,027	26,871	(5,377)
Retail Banking	623,113	5,377	126,117	597,677	5,164	106,547
All Other	98,194	(17,260)	(64,102)	(70,334)	(25,297)	(231,801)

Total	$1,654,824	—	339,704	1,453,364	—	115,409

	Average total assets
	Six months ended		Year ended
	June 30		December 31
	2010	2009	2009
	(in millions)
Business Banking	$4,884	4,686	4,869
Commercial Banking	15,504	15,414	15,399
Commercial Real Estate	13,255	12,135	12,842
Discretionary Portfolio	14,699	13,506	13,763
Residential Mortgage Banking	2,188	2,801	2,552
Retail Banking	12,191	11,484	12,024
All Other	5,886	5,855	6,023

Total	$68,607	65,881	67,472

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $6,105,000 and

NOTES TO FINANCIAL STATEMENTS, CONTINUED
14. Segment information, continued

$5,214,000 for the three-month periods ended June 30, 2010 and 2009, respectively, and $12,028,000 and $10,147,000 for the six-month periods ended June 30, 2010 and 2009, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.
15. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.
In 2007 M&T invested $300 million to acquire a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held company that, together with its affiliates, specializes in securitizing loans and servicing real estate loans and other assets. M&T recognizes income from BLG using the equity method of accounting.
     Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has purchased loan servicing rights for small balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $5.6 billion and $5.5 billion at June 30, 2010 and December 31, 2009, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $33 million at June 30, 2010 and $40 million at December 31, 2009. Capitalized servicing rights at June 30, 2010 and December 31, 2009 also included $13 million and $17 million, respectively, for servicing rights that were purchased from Bayview Financial related to residential mortgage loans with outstanding principal balances of $3.9 billion at June 30, 2010 and $4.1 billion at December 31, 2009. Revenues from servicing residential and small balance commercial mortgage loans purchased from BLG and Bayview Financial were $12 million and $13 million during the quarters ended June 30, 2010 and 2009, respectively, and $24 million and $26 million for the six months ended June 30, 2010 and 2009, respectively. M&T Bank provided $5 million and $34 million of credit facilities to Bayview Financial at June 30, 2010 and December 31, 2009, respectively, of which $5 million and $24 million were outstanding at June 30, 2010 and December 31, 2009, respectively. In addition, at June 30, 2010 and December 31, 2009, the Company held $27 million and $25 million, respectively, of collateralized mortgage obligations in its available-for-sale investment securities portfolio that were securitized by Bayview Financial. Finally, the Company held $333 million and $352 million of similar investment securities in its held-to-maturity portfolio at June 30, 2010 and December 31, 2009, respectively.
16. Relationship of M&T and AIB
AIB received 26,700,000 shares of M&T common stock on April 1, 2003 as a result of M&T’s acquisition of a subsidiary of AIB on that date. Those shares of common stock owned by AIB represented 22.4% of the issued and outstanding shares of M&T common stock on June 30, 2010. While AIB maintains a significant ownership in M&T, the Agreement and Plan of Reorganization between M&T and AIB (“Reorganization Agreement”) includes several provisions related to the corporate governance of M&T that provide AIB with representation on the M&T and M&T Bank boards of directors and key board committees and certain protections of its rights as a substantial M&T shareholder. In addition, AIB has rights that facilitate its ability to maintain its proportionate ownership position in M&T.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
16. Relationship of M&T and AIB, continued
     With respect to AIB’s right to have representation on the M&T and M&T Bank boards of directors and key board committees, for as long as AIB holds at least 15% of M&T’s outstanding common stock, AIB is entitled to designate four individuals, reasonably acceptable to M&T, on both the M&T and M&T Bank boards of directors. In addition, one of the AIB designees to the M&T board of directors will serve on each of the Executive; Nomination, Compensation and Governance; and Audit and Risk committees. Also, as long as AIB holds at least 15% of M&T’s outstanding common stock, neither the M&T nor the M&T Bank board of directors may consist of more than 28 directors without the consent of the M&T directors designated by AIB. AIB will continue to enjoy these rights if its holdings of M&T common stock drop below 15%, but not below 12%, so long as AIB restores its ownership percentage to 15% within one year. In the event that AIB holds at least 10%, but less than 15%, of M&T’s outstanding common stock, AIB will be entitled to designate at least two individuals on both the M&T and M&T Bank boards of directors and, in the event that AIB holds at least 5%, but less than 10%, of M&T’s outstanding common stock, AIB will be entitled to designate one individual on both the M&T and M&T Bank boards of directors. M&T also has the right to appoint one representative to the AIB board while AIB remains a significant shareholder.
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
Overview
Net income for M&T Bank Corporation (“M&T”) in the second quarter of 2010 was $189 million or $1.46 of diluted earnings per common share, compared with $51 million or $.36 of diluted earnings per common share in the corresponding quarter of 2009. During the first quarter of 2010, net income totaled $151 million or $1.15 of diluted earnings per common share. Basic earnings per common share were $1.47 in the recent quarter, compared with $.36 in the year-earlier quarter and $1.16 in the initial quarter of 2010. The after-tax impact of acquisition and integration-related expenses (included herein as merger-related expenses) associated with M&T’s May 23, 2009 acquisition of Provident Bankshares Corporation (“Provident”) was $40 million ($66 million pre-tax) or $.35 of basic and diluted earnings per common share in the second quarter of 2009. There were no merger-related expenses in the first or second quarter of 2010. For the first six months of 2010, net income totaled $340 million or $2.61 of diluted earnings per common share, compared with $115 million or $.85 of diluted earnings per common share in the similar 2009 period. Basic earnings per common share for the six-month periods ended June 30, 2010 and 2009 were $2.63 and $.85, respectively. The after-tax impact of merger-related expenses associated with Provident was $42 million ($69 million pre-tax) or $.37 of basic and diluted earnings per common share during the six-month period ended June 30, 2009.
     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the recently completed quarter was 1.11%, compared with .31% in the second quarter of 2009 and .89% in the first quarter of 2010. The annualized rate of return on average common stockholders’ equity was 9.67% in the second quarter of 2010, compared with 2.53% in the year-earlier quarter and 7.86% in the initial quarter of 2010. During the six-month period ended June 30, 2010, the annualized rates of return on average assets and average common stockholders’ equity were 1.00% and 8.78%, respectively, compared with .35% and 3.06%, respectively, in the first half of 2009.
     The condition of the residential real estate marketplace and the U.S. economy has had a significant impact on the financial services industry as a whole, and specifically on the financial results of the Company. A pronounced downturn in the residential real estate market that began in early 2007 has resulted in significantly lower residential real estate values and higher delinquencies and charge-offs of loans, including loans to builders and developers of residential real estate. In addition, the U.S. economy was in recession during 2008 and 2009, and high unemployment continues to hinder any significant recovery. As a result, the Company experienced higher than historical levels of delinquencies and charge-offs related to its commercial loan and commercial real estate loan portfolios during 2009 and in 2010 as well. Investment securities backed by residential and commercial real estate have reflected substantial unrealized losses during the real estate downturn due to a lack of liquidity in the financial markets and anticipated credit losses. Many financial institutions, including the Company, have taken charges for those unrealized losses that were deemed to be other than temporary.
     Reflected in the Company’s second quarter 2010 results were $14 million of after-tax other-than-temporary impairment charges ($22 million before taxes) on certain available-for-sale investment securities, reducing diluted earnings per common share by $.11. Specifically, $12 million (pre-tax) of such charges related to American Depositary Shares of Allied Irish Banks, p.l.c. (“AIB ADSs”) obtained in M&T’s 2003 acquisition of Allfirst Financial Inc. (“Allfirst”) and $10 million (pre-tax) related to certain privately issued collateralized mortgage obligations (“CMOs”) backed by residential real estate loans and collateralized debt obligations (“CDOs”) backed by pooled trust preferred securities. However, because those investment securities were previously reflected at fair value on the consolidated balance sheet, the impairment charges did not reduce stockholders’ equity.
     The Financial Accounting Standards Board (“FASB”) amended generally accepted accounting principles (“GAAP”) in June 2009 relating to: (1) the consolidation of variable interest entities to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; and (2) accounting for transfers of financial assets to eliminate the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. The amended guidance became effective as of January 1, 2010. The recognition and measurement provisions of the amended guidance were applied to transfers that occur on or after the effective date. Additionally, beginning January 1, 2010, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities must now be evaluated for consolidation in accordance with applicable consolidation guidance, including the new accounting guidance relating to the consolidation of variable interest entities.
     In accordance with the new accounting requirements, effective January 1, 2010 the Company included in its consolidated financial statements one-to-four family residential mortgage loans that were included in non-recourse securitization transactions using qualified special trusts. The effect of that consolidation as of January 1, 2010 was to increase residential real estate loans by $424 million, decrease the amortized cost of available-for-sale investment securities by $360 million (fair value of $355 million as of January 1, 2010), and increase borrowings by $65 million. Information concerning those loans is included in note 11 of Notes to Financial Statements.
     On May 23, 2009, M&T completed the acquisition of Provident, a bank holding company based in Baltimore, Maryland. Provident Bank, Provident’s banking subsidiary, was merged into M&T Bank, M&T’s principal bank subsidiary, on that date. The results of operations acquired in the Provident transaction have been included in the Company’s financial results since May 23, 2009. Provident common shareholders received .171625 shares of M&T common stock in exchange for each share of Provident common stock, resulting in M&T issuing a total of 5,838,308 common shares in connection with the acquisition. In addition, based on the merger agreement, outstanding and unexercised options to purchase common stock of Provident converted to options to purchase the common stock of M&T. The fair value of those options was approximately $1 million. In total, the purchase price was approximately $274 million based on the fair value on the acquisition date of M&T common stock exchanged and the fair value of the options to purchase M&T common stock. Holders of Provident’s preferred stock were issued shares of new Series B and Series C Preferred Stock of M&T having substantially identical terms. That preferred stock added $156 million to M&T’s stockholders’ equity. The Series B Preferred Stock has a preference value of $27 million, pays non-cumulative dividends at a rate of 10%, and is convertible into 433,148 shares of M&T common stock. The Series C Preferred Stock has a preference value of $152 million, pays cumulative dividends at a rate of 5% through November 2013 and 9% thereafter, and is held by the U.S. Department of Treasury under the Troubled Asset Relief Program — Capital Purchase Program.
     The transaction has been accounted for using the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded by M&T at their estimated fair values as of the acquisition date. Assets acquired totaled $6.3 billion, including $4.0 billion of loans and leases (including approximately $1.7 billion of commercial real estate loans, $1.4 billion of consumer loans, $700 million of commercial loans and leases and $300 million of residential real estate loans) and $1.0 billion of investment securities. Liabilities assumed were $5.9 billion, including $5.1 billion of deposits. The transaction added $436 million to M&T’s stockholders’ equity, including $280 million of common equity and $156 million of preferred equity. In connection with the acquisition, the Company recorded $332 million of goodwill and $63 million of core deposit intangible. The core deposit intangible is being amortized over seven years using an accelerated method. The acquisition of Provident expanded the Company’s presence in the Mid-Atlantic area, gave the Company the second largest deposit share in Maryland, and tripled the Company’s presence in Virginia.
     Application of the acquisition method requires that acquired loans be recorded at fair value and prohibits the carry-over of the acquired entity’s allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans. The impact of estimated credit losses on all acquired loans was considered in the estimation of future cash flows used in the determination of estimated fair value as of the acquisition date.
     Merger-related expenses associated with the acquisition of Provident incurred during the three and six months ended June 30, 2009 totaled $66 million ($40 million after tax effect) and $69 million ($42 million after tax effect), respectively. Such expenses were for professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing Provident contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to Provident’s customers; severance and incentive compensation costs; travel costs; and printing, supplies and other costs of commencing operations in new markets and offices. Additional information about the acquisition of Provident is provided in note 2 of Notes to Financial Statements.
     The Company’s financial results for the second quarter of 2009 were adversely impacted by certain notable events. During that quarter, the Federal Deposit Insurance Corporation (“FDIC”) announced that it would levy a special assessment on insured financial institutions to rebuild the Deposit Insurance Fund. That special assessment amounted to $33 million ($20 million after tax effect, or $.17 of diluted earnings per common share). Also during 2009’s second quarter, other-than-temporary impairment charges of $25 million (pre-tax) were recorded on certain privately issued CMOs backed by residential real estate loans and CDOs backed by pooled trust preferred securities of financial institutions. Such securities are held in the Company’s available-for-sale investment securities portfolio. Those charges reduced net income and diluted earnings per common share by $15 million and $.13, respectively.
     During the first quarter of 2010, the Company recognized other-than-temporary impairment charges of $27 million ($16 million after taxes, or $.14 of diluted earnings per common share) that were recorded on certain privately issued CMOs. Those securities, which are secured by residential real estate loans, are also held in the Company’s available-for-sale investment securities portfolio.
Recent Legislative Developments
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, and will fundamentally change the system of oversight described in Part I, Item 1 of M&T’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the caption “Supervision and Regulation of the Company.” The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and, as a result, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. The Dodd-Frank Act, however, could have a material adverse impact either on the financial services industry as a whole, or on M&T’s business, results of operations, financial condition and liquidity.
     The Dodd-Frank Act broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.
     The legislation also requires that publicly traded companies give stockholders a non-binding vote on executive compensation and “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The Dodd-Frank Act also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.
     The Dodd-Frank Act establishes a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau of Consumer Financial Protection has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau of Consumer Financial Protection has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and gives state attorneys general the ability to enforce federal consumer protection laws.
     In addition, the Dodd-Frank Act, among other things:
•	Amends the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to issue rules which are expected to limit debit-card interchange fees;

•	Applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies which, among other things, will, after a three-year phase-in period which begins January 1, 2013, remove trust preferred securities as a permitted component of a holding company’s Tier 1 capital;

•	Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more and increases the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35%;

•	Imposes comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself;

•	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

•	Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.
     The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on M&T, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of M&T and M&T Bank could require M&T and M&T Bank to seek other sources of capital in the future.
     The potential impact of new rules relating to overdraft fee practices is included herein under the heading “Other Income.”
Supplemental Reporting of Non-GAAP Results of Operations
As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.7 billion at each of June 30, 2010, June 30, 2009 and December 31, 2009. Included in such intangible assets was goodwill of $3.5 billion at each of those respective dates. Amortization of core deposit and other intangible assets, after tax effect, was $9 million during each of the second quarters of 2010 and 2009 ($.07 per diluted common share and $.08 per diluted common share, respectively) and $10 million ($.08 per diluted common share) in the first quarter of 2010. For each of the six-month periods ended June 30, 2010 and 2009, amortization of core deposit and other intangible assets, after tax effect, totaled $19 million ($.16 per diluted common share and $.17 per diluted common share, respectively).
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

     Net operating income was $198 million in the second quarter of 2010, compared with $101 million in the similar 2009 quarter. Diluted net operating earnings per common share for the recent quarter were $1.53, compared with $.79 in the second quarter of 2009. Net operating income and diluted net operating earnings per common share were $161 million and $1.23, respectively, in the initial quarter of 2010. For the first half of 2010, net operating income and diluted net operating earnings per common share were $359 million and $2.77, respectively, compared with $176 million and $1.39, respectively, in the corresponding 2009 period.
     Net operating income expressed as an annualized return on average tangible assets was 1.23% in the recent quarter, compared with .64% in the year-earlier quarter and 1.00% in the first 2010 quarter. Net operating income expressed as an annualized return on average tangible common equity was 20.36% in the recently completed quarter, compared with 12.08% and 17.34% in the quarters ended June 30, 2009 and March 31, 2010, respectively. For the first six months of 2010, net operating income represented an annualized return on average tangible assets and average tangible common stockholders’ equity of 1.11% and 18.89%, respectively, compared with .57% and 10.76%, respectively, in the six-month period ended June 30, 2009.
     Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.
Taxable-equivalent Net Interest Income
Taxable-equivalent net interest income rose 13% to $573 million in the second quarter of 2010 from $507 million in the year-earlier quarter. The significant improvement was predominantly the result of a 41 basis point (hundredths of one percent) widening of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. Taxable-equivalent net interest income totaled $562 million in the first quarter of 2010. The recent quarter’s increase from the initial 2010 quarter resulted from a 6 basis point widening of the net interest margin, partially offset by a $520 million, or 1%, decline in average earning assets. The improvement in the net interest margin was largely attributable to an 8 basis point increase in the yields on loans.
     For the first six months of 2010, taxable-equivalent net interest income was $1.14 billion, 18% higher than $960 million in the similar period of 2009. That increase was predominantly attributable to a 50 basis point widening of the Company’s net interest margin due to lower rates paid on deposits and long-term borrowings. Higher average earning assets, which rose $1.7 billion or 3% from $58.4 billion in the first half of 2009 to $60.1 billion in the first six months of 2010 also contributed to the rise. The growth in average earning assets was the result of assets obtained in the acquisition of Provident, which at the May 23, 2009 acquisition date totaled approximately $5.1 billion and which added approximately $2 billion to average earning assets in the second quarter of 2009.
     Average loans and leases rose $724 million, or 1%, to $51.3 billion in the second quarter of 2010 from $50.6 billion in the year-earlier quarter. Included in average loans and leases in the recent quarter were loans obtained in the acquisition transactions related to Provident and to Bradford Bank (“Bradford”). M&T Bank assumed all of the deposits and acquired certain assets of Bradford in an agreement with the FDIC which was effective on August 28, 2009. Loans associated with Provident totaled $4.0 billion on the May 23, 2009 acquisition date and loans associated with Bradford totaled $302 million on the August 28, 2009 closing date of that transaction. In total, the acquired loans consisted of approximately $700 million of commercial loans, $1.8 billion of commercial real estate loans, $400 million of residential real estate loans and $1.4 billion of consumer loans. Including the impact of the acquired loan balances, commercial loans and leases averaged $13.1 billion in the second quarter of 2010, down $971 million or 7% from $14.1 billion in the year-earlier quarter. That decline was the result of generally lower demand for commercial loans. Average commercial real estate loans rose $1.0 billion, or 5%, to $20.8 billion in the recent quarter from $19.7 billion in 2009’s second quarter. That increase was predominantly due to the impact of loans obtained in the acquisition of Provident. Average outstanding residential real estate loans increased $391 million, or 7%, to $5.7 billion in the second quarter of 2010, as compared with the $5.3 billion averaged in the year-earlier quarter. Included in that portfolio were loans held for sale, which averaged $363 million in the recent quarter, compared with $720 million in the second quarter of 2009. Also reflected in average residential real estate loans in the second quarter of 2010 were $359 million of loans related to the January 1, 2010 implementation of the new accounting requirements as previously discussed. Excluding such loans and loans held for sale, average residential real estate loans increased $388 million from the second quarter of 2009 to the second quarter of 2010, due in part to the loans obtained in the 2009 acquisition transactions. Average consumer loans totaled $11.8 billion in the recent quarter, up $264 million, or 2%, from $11.5 billion in the year-earlier period. That growth was due to loans obtained from Provident and Bradford (largely home equity loans and lines of credit) and higher outstanding balances of home equity lines of credit, partially offset by a decline in average outstanding automobile loans.
     Average loan balances in the recent quarter declined $670 million, or 1%, from the first quarter of 2010. Average outstanding commercial loan and lease balances declined $312 million, or 2%, from 2010’s initial quarter, largely due to sluggish loan demand. The average outstanding balances of commercial real estate loans and residential real estate loans were each modestly lower in the recent quarter as compared with the first quarter of 2010. Average consumer loans declined $161 million, or 1%, from 2010’s first quarter, largely due to certain out-of-footprint portions of the consumer loan portfolio that have been allowed to decline where the Company decided it does not want to pursue growth due to competitive loan pricing and economic conditions in those areas. Such loans include out-of-footprint automobile loans and home equity loans. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.
AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2010	2009	2010
Commercial, financial, etc.	$13,096	(7)%	(2)%
Real estate — commercial	20,759	5	(1)
Real estate — consumer	5,653	7	(2)
Consumer
Automobile	2,824	(12)	(3)
Home equity lines	5,846	12	—
Home equity loans	900	(8)	(5)
Other	2,200	4	(1)

Total consumer	11,770	2	(1)

Total	$51,278	1%	(1)%

     For the first six months of 2010, average loans and leases totaled $51.6 billion, $1.9 billion or 4% above $49.7 billion in the first six months of 2009. Loans obtained in the 2009 acquisition transactions were the predominant factor for that increase, partially offset by sluggish borrower demand for loans.
     The investment securities portfolio averaged $8.4 billion in the second quarter of 2010, compared with $8.5 billion and $8.2 billion in the year-earlier quarter and first quarter of 2010, respectively. The slight decline in such securities from the second quarter of 2009 reflects maturities and paydowns of mortgage-backed securities, maturities of federal agency notes and the impact of adopting the new accounting rules on January 1, 2010 as already noted, largely offset by purchases of mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) during the recent quarter (approximately $340 million) and the initial 2010 quarter (approximately $960 million), and the full-quarter impact of investment securities obtained in the Provident acquisition. As compared with the first quarter of 2010, the higher average balance of investment securities reflects the impact of the noted purchases of mortgage-backed securities, partially offset by maturities and paydowns of similar securities. For the first six months of 2010 and 2009, average investment securities were $8.3 billion and $8.5 billion, respectively.
     The investment securities portfolio is largely comprised of residential mortgage-backed securities and CMOs, debt securities issued by municipalities, capital preferred securities issued by certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to the risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination.
     The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” An other-than-temporary impairment charge of $22 million (pre-tax) was recognized in the second quarter of 2010. Approximately $12 million of that charge related to AIB ADSs and $10 million related to certain privately issued CMOs and CDOs held in the Company’s available-for-sale investment securities portfolio. The AIB ADSs were obtained in the 2003 acquisition of Allfirst and are held to satisfy options to purchase such shares granted by Allfirst to certain employees. Factors contributing to the impairment charge related to the AIB ADSs included mounting credit and other losses incurred by AIB, the issuance of AIB common stock in lieu of dividend payments on certain preferred stock issuances held by the Irish government resulting in significant dilution of AIB common shareholders, and recent public announcements by Irish government officials suggesting that increased government support, which could further dilute AIB common shareholders, may be necessary. Poor economic conditions, high unemployment and depressed real estate values are significant factors contributing to the recognition of the other-than-temporary impairment charges as related to the CMOs and CDOs. Other-than-temporary impairment charges of $25 million (pre-tax) and $27 million (pre-tax) were recognized during the second quarter of 2009 and the initial quarter of 2010, respectively. Those charges related to the Company’s available-for-sale portfolio of privately issued residential CMOs. Based on management’s assessment of future cash flows associated with individual investment securities, as of June 30, 2010 the Company concluded that the remaining declines associated with the rest of the investment securities portfolio were temporary in nature. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.
     Other earning assets include deposits at banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $157 million in the recent quarter, compared with $235 million and $211 million in the second quarter of 2009 and the first quarter of 2010, respectively. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.

     As a result of the changes described herein, average earning assets totaled $59.8 billion in the second quarter of 2010, compared with $59.3 billion in the corresponding quarter of 2009. Average earning assets were $60.3 billion in the initial quarter of 2010, and aggregated $60.1 billion and $58.4 billion during the six-month periods ended June 30, 2010 and 2009, respectively.
     The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned bank subsidiary of M&T, are also included in core deposits. Average core deposits aggregated $43.4 billion in the second quarter of 2010, compared with $38.2 billion in the corresponding quarter of 2009 and $42.9 billion in the initial 2010 quarter. The 2009 acquisition transactions added $3.8 billion of core deposits on the respective acquisition dates. Excluding deposits obtained in those transactions, the growth in core deposits since the second quarter of 2009 was due, in part, to the lack of attractive alternative investments available to the Company’s customers resulting from lower interest rates and from the economic environment in the U.S. The low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have increased. The following table provides an analysis of quarterly changes in the components of average core deposits. For the six-month periods ended June 30, 2010 and 2009, core deposits averaged $43.2 billion and $36.5 billion, respectively.
AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase
		(decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2010	2009	2010.
NOW accounts	$597	19%	3%
Savings deposits	24,782	14	2
Time deposits less than $100,000	4,387	(20)	(6)
Noninterest-bearing deposits	13,610	29	2

Total	$43,376	14%	1%

     Domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits provide additional sources of funding for the Company. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $1.7 billion in the second quarter of 2010, compared with $2.7 billion in the year-earlier quarter and $1.8 billion in the initial quarter of 2010. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $972 million, $1.5 billion and $1.2 billion for the three-month periods ended June 30, 2010, June 30, 2009 and March 31, 2010, respectively. Average brokered time deposits totaled $709 million in the recently completed quarter, compared with $697 million in the year-earlier quarter and $785 million in the first quarter of 2010. The Company also had brokered NOW and brokered money-market deposit accounts which in the aggregate averaged $1.2 billion during the second quarter of 2010, compared with $842 million and $678 million during the corresponding quarter of 2009 and the first quarter of 2010, respectively. The higher level of such deposits in the recent quarter was the result of demand for such deposits, largely resulting from continued uncertain economic markets and the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits were fully insured. Offshore branch deposits and brokered deposits have been used by the Company as alternatives to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for such deposits, and the cost of funds available from alternative sources at the time.
     The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks (“FHLBs”), the Federal Reserve and others as sources of funding. Short-term borrowings averaged $1.8 billion in the recent quarter, compared with $3.2 billion in the second quarter of 2009 and $2.4 billion in the first quarter of 2010. Included in average short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $1.6 billion in each of the second quarters of 2010 and 2009, compared with $2.1 billion in the first quarter of 2010. Overnight federal funds borrowings have historically represented the largest component of the Company’s short-term borrowings and are obtained from a wide variety of banks and other financial institutions. Average short-term borrowings during the recent quarter included $8 million of borrowings from the FHLB of New York and the FHLB of Atlanta, compared with $902 million in the year-earlier quarter and $100 million in the first quarter of 2010. Also included in short-term borrowings were secured borrowings with the Federal Reserve through their Term Auction Facility (“TAF”). Borrowings under the TAF averaged $604 million during the three-month period ended June 30, 2009, while there were no such outstanding borrowings during the quarters ended March 31 and June 30, 2010. The need for short-term borrowings from the FHLBs and the Federal Reserve has diminished with the continued growth in the Company’s core deposits.
     Long-term borrowings averaged $9.5 billion in the second quarter of 2010, compared with $11.5 billion in the similar quarter of 2009 and $10.2 billion in the initial 2010 quarter. Included in average long-term borrowings were amounts borrowed from the FHLBs of $4.4 billion and $6.5 billion in the second quarters of 2010 and 2009, respectively, and $5.1 billion in the first quarter of 2010, and subordinated capital notes of $1.9 billion in each of those quarters. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.2 billion in each of the two most recent quarters, compared with $1.1 billion in the quarter ended June 30, 2009. Information regarding trust preferred securities and the related junior subordinated debentures is provided in note 5 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.6 billion during each of the second quarters of 2010 and 2009 and the first quarter of 2010. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.
     Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as described herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.59% in the second quarter of 2010, compared with 3.15% in the year-earlier quarter. The yield on earning assets during the recent quarter was 4.63%, up one basis point from 4.62% in the second quarter of 2009, while the rate paid on interest-bearing liabilities decreased 43 basis points to 1.04% from 1.47% in the second quarter of 2009. In the first quarter of 2010, the net interest spread was 3.55%, the yield on earning assets was 4.59% and the rate paid on interest-bearing liabilities was 1.04%. The 44 basis point improvement in spread from the second quarter of 2009 to the recent quarter was due largely to declines in the rates paid on deposits and long-term borrowings. Those lower rates reflected the impact of the stagnant economy and the Federal Reserve’s monetary policies on both short-term and long-term interest rates. In addition, the Federal Open Market Committee noted in early 2010 that low rates of resource utilization, subdued inflation trends, and stable inflation expectations were likely to warrant exceptionally low levels of the federal funds rate for an extended period of time. The 4 basis point improvement in spread from the first quarter of 2010 to the second quarter of 2010 was largely attributable to higher yields earned on loans. For the first six months of 2010, the net interest spread was 3.57%, an increase of 55 basis points from the corresponding 2009 period. The yield on earning assets and the rate paid on interest-bearing liabilities were 4.61% and 1.04%, respectively, in the first half of 2010, compared with 4.63% and 1.61%, respectively, in the similar period of 2009.
     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $14.3 billion in the recent quarter, compared with $11.3 billion in the second quarter of 2009 and $13.7 billion in the initial quarter of 2010. The rise in net interest-free funds in the two most recent quarters as compared with the second quarter of 2009 was largely the result of higher average balances of noninterest-bearing deposits. Such deposits averaged $13.6 billion, $10.5 billion and $13.3 billion in the quarters ended June 30, 2010, June 30, 2009 and March 31, 2010, respectively. In connection with the Provident and Bradford transactions, the Company added noninterest-bearing deposits totaling $946 million at the respective acquisition dates. During the first six months of 2010 and 2009, average net interest-free funds aggregated $14.0 billion and $10.4 billion, respectively. Goodwill and core deposit and other intangible assets averaged $3.7 billion during each of the quarters ended June 30, 2010 and March 31, 2010, compared with $3.5 billion during the quarter ended June 30, 2009. The cash surrender value of bank owned life insurance averaged $1.5 billion in the two most recent quarters, and $1.3 billion during the second quarter of 2009. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.”
     The contribution of net interest-free funds to net interest margin was .25% in the recent quarter, compared with .28% and .23% in the second quarter of 2009 and the initial 2010 quarter, respectively. That contribution for the first half of the year was .24% in 2010 and .29% in 2009. The decline in the contribution to net interest margin ascribed to net interest-free funds in the 2010 periods as compared with the 2009 periods resulted largely from the impact of lower interest rates on interest-bearing liabilities used to value such contribution.
     Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.84% in the recent quarter, improved from 3.43% in the year-earlier quarter and 3.78% in the first quarter of 2010. During the first six months of 2010 and 2009, the net interest margin was 3.81% and 3.31%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.
     Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was approximately $1.0 billion at June 30, 2010 and $1.1 billion at each of June 30, 2009, December 31, 2009 and March 31, 2010. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount of the swap agreements at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate time deposits (except at the recent quarter-end, when there were none outstanding) and long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.

     In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended June 30, 2010 and 2009 and the quarter ended March 31, 2010 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $111 million, $64 million, $67 million and $54 million at June 30, 2010, June 30, 2009, March 31, 2010 and December 31, 2009, respectively. The significant rise in fair value of those interest rate swap agreements at June 30, 2010 as compared with the prior quarter-ends resulted from lower interest rates at the recent quarter-end. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of June 30, 2010 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $58 million of collateral with the Company.
     The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 6.33% and 2.36%, respectively, at June 30, 2010. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS
Dollars in thousands

	Three months ended June 30
	2010		2009
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(10,967)	(.10)	(9,519)	(.08)

Net interest income/margin	$10,967	.07%	$9,519	.07%

Average notional amount	$1,053,175		$1,087,461

Rate received(b)		6.37%		6.42%
Rate paid(b)		2.19%		2.91%

	Six months ended June 30
	2010		2009
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(22,219)	(.10)	(16,934)	(.07)

Net interest income/margin	$22,219	.07%	$16,934	.06%

Average notional amount	$1,057,683		$1,097,296

Rate received(b)		6.38%		6.38%
Rate paid(b)		2.15%		3.27%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
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
     The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings were $2.0 billion, $817 million and $2.1 billion at June 30, 2010, June 30, 2009 and December 31, 2009, respectively. In general, these borrowings were unsecured and matured on the following business day. As already noted, offshore branch deposits and brokered deposits have been used by the Company as alternatives to short-term borrowings. Offshore branch deposits also generally mature on the next business day and totaled $551 million at June 30, 2010 and $1.1 billion at each of June 30, 2009 and December 31, 2009. Outstanding brokered time deposits at June 30, 2010, June 30, 2009 and December 31, 2009 were $662 million, $1.2 billion and $868 million, respectively. At June 30, 2010, the weighted-average remaining term to maturity of brokered time deposits was 20 months. Certain of these brokered time deposits have provisions that allow for early redemption. The Company also has brokered NOW and brokered money-market deposit accounts which aggregated $1.5 billion, $799 million and $618 million at June 30, 2010, June 30, 2009 and December 31, 2009, respectively.
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
     Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $22 million and $74 million at June 30, 2010 and 2009, respectively, and $19 million at December 31, 2009. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.9 billion at each of June 30, 2010, June 30, 2009 and December 31, 2009. M&T Bank also serves as remarketing agent for most of those bonds.
     The Company enters into contractual obligations in the normal course of business which require future cash payments. Such obligations include, among others, payments related to deposits, borrowings, leases and other contractual commitments. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 13 of Notes to Financial Statements.
     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at June 30, 2010 approximately $1.3 billion was available for payment of dividends to M&T from banking subsidiaries. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 5 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at June 30, 2010 or at December 31, 2009.
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

     The accompanying table as of June 30, 2010 and December 31, 2009 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
Changes in interest rates	June 30, 2010	December 31, 2009
+200 basis points	$75,060	33,974
+100 basis points	41,494	19,989
-100 basis points	(38,580)	(37,775)
-200 basis points	(56,756)	(61,729)
     The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period of 100 and 200 basis points, as compared with the assumed base scenario. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. The changes to projected net interest income resulting from rising interest rates from December 31, 2009 to June 30, 2010 were largely due to the projected balance sheet’s funding mix having a higher concentration of core deposits, with less concentration in short-term, floating rate wholesale borrowings. Nevertheless, in light of the uncertainties and assumptions associated with the process, the amounts presented in the table are not considered significant to the Company’s past or projected net interest income.
     Changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. That impact is most notable on the values assigned to the Company’s investment securities. Information about the fair valuation of such securities is presented herein under the heading “Capital” and in notes 3 and 12 of Notes to Financial Statements.
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
     The notional amounts of interest rate contracts entered into for trading purposes totaled $12.4 billion at June 30, 2010, compared with $14.9 billion and $13.9 billion at June 30, 2009 and December 31, 2009, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $680 million, $681 million and $608 million at June 30, 2010, June 30, 2009 and December 31, 2009, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities totaled $488 million and $380 million, respectively, at June 30, 2010, $495 million and $354 million, respectively, at June 30, 2009, and $387 million and $302 million, respectively, at December 31, 2009. Included in trading account assets were assets related to deferred compensation plans totaling $33 million at June 30, 2010, $31 million at June 30, 2009 and $36 million at December 31, 2009. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at each of June 30, 2010 and June 30, 2009 were $35 million of liabilities related to deferred compensation plans, while at December 31, 2009 $38 million of such liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.
     Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions related to the Company’s trading activities. Additional information about the Company’s use of derivative financial instruments in its trading activities is included in note 10 of Notes to Financial Statements.
Provision for Credit Losses
The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the second quarter of 2010 was $85 million, compared with $147 million in the year-earlier quarter and $105 million in the initial quarter of 2010. For the six-month periods ended June 30, 2010 and 2009, the provision for credit losses was $190 million and $305 million, respectively. While the Company has experienced some improvement in its credit quality metrics during the first half of 2010, the levels of the provision since late 2007 have been higher than historical levels, reflecting a pronounced downturn in the U.S. economy, which entered recession in late-2007, and significant deterioration in the residential real estate market that began in early-2007 and continued through the recently completed quarter. Declining real estate valuations and higher levels of delinquencies and charge-offs have significantly affected the quality of the Company’s residential real estate loan portfolio. Specifically, the Company’s Alt-A residential real estate loan portfolio and its residential real estate builder and developer loan portfolio experienced the majority of the credit problems related to the turmoil in the residential real estate market place. As a result of higher unemployment levels and the recessionary economy, the Company also experienced increased levels of consumer and commercial loan charge-offs over the past two years.

     Loans acquired in connection with the Provident and Bradford transactions were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at current interest rates. The excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows generally result in additional interest income to be recognized over the then-remaining lives of the loans.
     Net loan charge-offs were $82 million in the recent quarter, compared with $138 million in the year-earlier quarter and $95 million in the first quarter of 2010. Net charge-offs as an annualized percentage of average loans and leases were .64% in 2010’s second quarter, compared with 1.09% and .74% in the quarters ended June 30, 2009 and March 31, 2010, respectively. Net charge-offs for the six-month period ended June 30 aggregated $176 million in 2010 and $238 million in 2009, representing .69% and .96%, respectively, of average loans and leases. A summary of net charge-offs by loan type follows:
NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In thousands

	2010
			Year
	1st Qtr.	2nd Qtr.	to-date
Commercial, financial, etc.	$17,994	9,166	27,160
Real estate:
Commercial	30,226	35,449	65,675
Residential	15,280	13,182	28,462
Consumer	31,009	23,801	54,810

	$94,509	81,598	176,107

	2009
			Year
	1st Qtr.	2nd Qtr.	to-date
Commercial, financial, etc.	$22,301	48,025	70,326
Real estate:
Commercial	22,399	27,511	49,910
Residential	19,702	31,460	51,162
Consumer	35,531	30,610	66,141

	$99,933	137,606	237,539

     Net charge-offs of commercial loans and leases in the second quarter of 2010 declined from the year-earlier quarter as a result of a $33 million partial charge-off of an unsecured loan to a single customer in the commercial real estate sector that was recognized in 2009’s second quarter. Included in net charge-offs of commercial real estate loans were net charge-offs of loans to residential homebuilders and developers of $17 million for each of the quarters ended June 30, 2010 and June 30, 2009, and $22 million for the quarter ended March 31, 2010. Included in net charge-offs of residential real estate loans were net charge-offs of Alt-A first mortgage loans of $9 million in the second quarter of 2010, compared with $14 million and $8 million during the quarters ended June 30, 2009 and March 31, 2010, respectively. Also reflected in residential real estate loan charge-offs were charge-offs of construction loans of $1 million in each of the first two quarters of 2010, compared with $12 million in the second quarter of 2009. The higher charge-offs in 2009’s second quarter reflected updated property appraisals and the delinquency status of the loans. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended June 30, 2010, June 30, 2009 and March 31, 2010, respectively, of: indirect automobile loans of $7 million, $14 million and $10 million; recreational vehicle loans of $6 million, $6 million and $7 million; and home equity loans and lines of credit, including Alt-A second lien loans, of $8 million, $9 million and $9 million. Including both first and second lien mortgages, net charge-offs of Alt-A loans totaled $10 million, $16 million and $9 million for the quarters ended June 30, 2010, June 30, 2009 and March 31, 2010, respectively.
     Nonaccrual loans totaled $1.09 billion or 2.13% of total loans and leases outstanding at June 30, 2010, compared with $1.11 billion or 2.11% at June 30, 2009, $1.33 billion or 2.56% at December 31, 2009, and $1.34 billion or 2.60% at March 31, 2010. The continuing turbulence in the residential real estate market place has resulted in deteriorating real estate values and increased delinquencies, both for loans to consumers and loans to builders and developers of residential real estate. The depressed state of the U.S. economy has resulted in generally higher levels of nonaccrual loans. The decline in nonaccrual loans from December 31, 2009 and March 31, 2010 to June 30, 2010 was largely due to recent quarter payments made by a borrower that operates retirement communities and a borrower that is a consumer finance and credit insurance company, and the transfer to real estate and other foreclosed assets during the recent quarter of $98 million of collateral related to a commercial real estate loan that was placed in nonaccrual status during the fourth quarter of 2009.
     Accruing loans past due 90 days or more were $203 million or .40% of total loans and leases at each of June 30, 2010 and March 31, 2010, compared with $155 million or .29% at June 30, 2009, and $208 million or .40% at December 31, 2009. Those loans included $188 million, $144 million, $193 million and $195 million at June 30, 2010, June 30, 2009, December 31, 2009 and March 31, 2010, respectively, of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $171 million, $138 million, $176 million and $179 million at June 30, 2010, June 30, 2009, December 31, 2009 and March 31, 2010, respectively. Loans past due 90 days or more and accruing interest that were guaranteed by government-related entities also included foreign commercial and industrial loans supported by the Export-Import Bank of the United States that totaled $12 million at June 30, 2010, compared with $3 million at June 30, 2009, $13 million at December 31, 2009 and $11 million at March 31, 2010.
     Loans obtained in the 2009 acquisition transactions that were impaired at the date of acquisition were recorded at estimated fair value and are generally delinquent in payments, but, in accordance with GAAP the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $62 million at June 30, 2010, or approximately .1% of total loans.
     In an effort to assist borrowers, the Company has modified the terms of select loans secured by residential real estate, largely from the Company’s portfolio of Alt-A loans. Included in loans outstanding, at June 30, 2010 were

$307 million of modified loans, of which $118 million were classified as nonaccrual. The remaining modified loans have demonstrated payment capability consistent with the modified terms and, accordingly, were classified as renegotiated loans and were accruing interest at June 30, 2010. Loan modifications included such actions as the extension of loan maturity dates (generally from thirty to forty years) and the lowering of interest rates and monthly payments. The objective of the modifications was to increase loan repayments by customers and thereby reduce net charge-offs. In accordance with GAAP, the modified loans are included in impaired loans for purposes of determining the allowance for credit losses. Modified residential real estate loans totaled $259 million as of June 30, 2009, of which $107 million were in nonaccrual status, and $292 million as of December 31, 2009, of which $108 million were in nonaccrual status.
     Commercial loans and leases classified as nonaccrual totaled $248 million at June 30, 2010, $294 million at June 30, 2009, $322 million at December 31, 2009 and $325 million at March 31, 2010. The decline in such loans during the recent quarter reflects payments related to a single borrower that operates retirement communities and the payoff of a $37 million loan to a consumer financial credit insurance company.
     Nonaccrual commercial real estate loans totaled $471 million at June 30, 2010, $448 million at June 30, 2009, $638 million at December 31, 2009 and $641 million at March 31, 2010. The decrease in such loans at June 30, 2010 as compared with December 31, 2009 and March 31, 2010 reflects the removal from this category of a loan collateralized by real estate in New York City that initially was placed on nonaccrual status in the fourth quarter of 2009. Following a $7 million charge-off, the remaining $98 million of the loan’s carrying value was transferred to “Real Estate and Other Foreclosed Assets” in the recent quarter. Also contributing to the lower level of nonperforming commercial real estate loans at June 30, 2010 as compared with the two prior quarter-ends were decreases in such loans to residential homebuilders and developers, reflecting payments received of $44 million and charge-offs of $17 million. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the three-month period ended June 30, 2010 is presented in the accompanying table.
RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

				Quarter ended
	June 30, 2010			June 30, 2010
				Net charge-offs
		Nonaccrual		(recoveries)
					Annualized
					percent of
			Percent of		average
	Outstanding		outstanding		outstanding
	balances	Balances	balances	Balances	balances
	(dollars in thousands)
New York	$323,443	$31,897	9.86%	$1,694	1.99%
Pennsylvania	230,892	8,977	3.89	(3,588)	(5.96)
Mid-Atlantic	748,427	185,061	24.73	13,953	7.22
Other	228,207	49,823	21.83	4,449	7.51

Total	$1,530,969	$275,758	18.01%	$16,508	4.15%

     Residential real estate loans classified as nonaccrual were $285 million at June 30, 2010, $283 million at June 30, 2009, $281 million at December 31, 2009 and $282 million at March 31, 2009. Declining property values and higher levels of delinquencies have contributed to higher-than-historical levels of residential real estate loans classified as nonaccrual and to the level of charge-offs, largely in the Company’s Alt-A loans. Included in residential real estate loans classified as nonaccrual were Alt-A loans, which totaled $112 million, $124 million, $112 million and $114 million at June 30, 2010, June 30, 2009, December 31, 2009 and March 31, 2010, respectively. Residential real estate loans past due 90 days or more and accruing interest totaled $172 million at June 30, 2010, compared with $138 million a year earlier, and $178 million and $181 million at December 31, 2009 and March 31, 2010, respectively. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended June 30, 2010 is presented in the accompanying table.
     Nonaccrual consumer loans totaled $86 million at each of June 30, 2010 and 2009, compared with $91 million at December 31, 2009 and $92 million at March 31, 2010. As a percentage of consumer loan balances outstanding, nonaccrual consumer loans were .73% at June 30, 2010, compared with .71% a year earlier, .75% at December 31, 2009 and .78% at March 31, 2010. Included in nonaccrual consumer loans at June 30, 2010, June 30, 2009, December 31, 2009 and March 31, 2010 were indirect automobile loans of $30 million, $28 million, $39 million and $35 million, respectively; recreational vehicle loans of $13 million, $14 million, $15 million and $16 million, respectively; and outstanding balances of home equity loans and lines of credit of $38 million, $38 million, $33 million and $37 million, respectively. Consumer loans delinquent 30-89 days at June 30, 2010 totaled $114 million, compared with $133 million a year earlier, $141 million at December 31, 2009 and $108 million at March 31, 2010. Consumer loans past due 90 days or more and accruing interest totaled $4 million at each of June 30, 2010 and December 31, 2009 and $3 million at each of June 30, 2009 and March 31, 2010. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended June 30, 2010 is presented in the accompanying table.
     Real estate and other foreclosed assets were $193 million at June 30, 2010, compared with $90 million at June 30, 2009 and $95 million at each of December 31, 2009 and March 31, 2010. The increase in the recent quarter reflects the $98 million addition of the previously noted commercial real estate property located in New York City. Excluding that property, at June 30, 2010 the Company’s holding of residential real estate-related properties comprised 95% of the remaining foreclosed assets.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter ended
	June 30, 2010			June 30, 2010
				Net charge-offs
		Nonaccrual		(recoveries)
					Annualized
					percent of
			Percent of		average
	Outstanding		outstanding		outstanding
	balances	Balances	balances	Balances	balances
	(dollars in thousands)
Residential mortgages:
New York	$2,106,164	$45,162	2.14%	$(38)	(0.01)%
Pennsylvania	707,067	13,842	1.96	(1)	—
Mid-Atlantic	1,047,976	42,955	4.10	2,112	0.81
Other	1,113,964	60,729	5.45	1,496	0.55

Total	$4,975,171	$162,688	3.27%	$3,569	0.29%

Residential construction loans:
New York	$9,124	$834	9.14%	$(78)	(2.85)%
Pennsylvania	5,434	899	16.54	19	1.40
Mid-Atlantic	3,769	2,215	58.77	88	9.72
Other	43,167	7,092	16.43	757	6.90

Total	$61,494	$11,040	17.95%	$786	4.91%

Alt-A first mortgages:
New York	$100,337	$14,506	14.46%	$239	0.93%
Pennsylvania	27,878	2,496	8.95	458	6.47
Mid-Atlantic	126,564	18,054	14.26	1,257	3.88
Other	437,682	76,582	17.50	6,873	6.15

Total	$692,461	$111,638	16.12%	$8,827	4.99%

Alt-A junior lien:
New York	$3,042	$—	—%	$137	17.38%
Pennsylvania	1,009	266	26.36	32	12.61
Mid-Atlantic	5,055	438	8.66	97	7.45
Other	17,977	1,496	8.32	506	10.98

Total	$27,083	$2,200	8.12%	$772	11.11%

First lien home equity loans:
New York	$40,158	$283	0.70%	$—	—%
Pennsylvania	227,348	1,877	0.83	61	0.10
Mid-Atlantic	169,090	2,389	1.41	1	—
Other	2,018	136	6.74	—	—

Total	$438,614	$4,685	1.07%	$62	0.05%

First lien home equity lines:
New York	$734,731	$2,302	0.31%	$128	0.07%
Pennsylvania	500,220	782	0.16	52	0.04
Mid-Atlantic	502,377	1,085	0.22	17	0.01
Other	14,153	87	0.61	—	—

Total	$1,751,481	$4,256	0.24%	$197	0.05%

Junior lien home equity loans:
New York	$101,785	$1,377	1.35%	$284	1.07%
Pennsylvania	108,662	786	0.72	(190)	(0.68)
Mid-Atlantic	176,605	2,438	1.38	424	0.93
Other	17,867	414	2.32	137	3.33

Total	$404,919	$5,015	1.24%	$655	0.63%

Junior lien home equity lines:
New York	$1,822,792	$10,895	0.60%	$3,444	0.75%
Pennsylvania	618,458	2,280	0.37	451	0.29
Mid-Atlantic	1,572,485	6,768	0.43	2,170	0.55
Other	78,951	1,674	2.12	319	1.63

Total	$4,092,686	$21,617	0.53%	$6,384	1.62%

     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA
Dollars in thousands

	2010 Quarters		2009 Quarters
	Second	First	Fourth	Third	Second
Nonaccrual loans	$1,090,135	1,339,992	1,331,702	1,228,341	1,111,423
Real estate and other foreclosed assets	192,631	95,362	94,604	84,676	90,461

Total nonperforming assets	$1,282,766	1,435,354	1,426,306	1,313,017	1,201,884

Accruing loans past due 90 days or more(a)	$203,081	203,443	208,080	182,750	155,125

Renegotiated loans	$228,847	220,885	212,548	190,917	170,950

Government guaranteed loans included in totals above:
Nonaccrual loans	$40,271	37,048	38,579	38,590	38,075
Accruing loans past due 90 days or more	187,682	194,523	193,495	172,701	143,886

Purchased impaired loans(b):
Outstanding customer balance	$130,808	148,686	172,772	209,138	170,400
Carrying amount	61,524	73,890	88,170	108,058	97,730

Nonaccrual loans to total loans and leases, net of unearned discount	2.13%	2.60%	2.56%	2.35%	2.11%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	2.50%	2.78%	2.74%	2.51%	2.28%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.40%	.40%	.40%	.35%	.29%

(a)	Predominately residential mortgage loans.

(b)	Accruing loans that were impaired at acquisition date and recorded at fair value.
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
     Management cautiously and conservatively evaluated the allowance for credit losses as of June 30, 2010 in light of (i) lower residential real estate values and higher levels of delinquencies of residential real estate loans; (ii) the recession-like weak economic conditions in many of the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company. Considerable concerns exist about economic conditions in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment, which has caused consumer spending to slow; the underlying impact on businesses’ operations and abilities to repay loans as consumer spending slowed; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued uncertainty about possible responses to state and local government budget deficits. Although the U.S. economy experienced recession and weak economic conditions during recent years, as compared with other areas of the country, the impact of those conditions was not as pronounced on borrowers in the traditionally slower growth or stagnant regions of upstate New York and central Pennsylvania. Approximately one-half of the Company’s loans are to customers in New York State and Pennsylvania. Home prices in upstate New York and central Pennsylvania were largely unchanged in 2009, in contrast to declines in values in other regions of the country. Therefore, despite the conditions, as previously described, the most severe credit issues experienced by the Company have been centered around residential real estate, including loans to builders and developers of residential real estate, in areas other than New York State and Pennsylvania. In response, the Company has conducted detailed reviews of all loans to residential real estate builders and developers that exceeded $2.5 million. Those credit reviews often resulted in commencement of intensified collection efforts, including instances of foreclosure. During 2009, the Company experienced increases in nonaccrual commercial loans, largely the result of a small number of large relationships, and in nonaccrual commercial real estate loans, largely due to builders and developers of residential real estate loans and one large loan in New York City. The Company utilizes an extensive loan grading system which is applied to all commercial and commercial real estate loans. On a quarterly basis, the Company’s loan review department reviews all commercial and commercial real estate loans greater than $350,000 that are classified as Special Mention or worse. Meetings are held with loan officers and their managers, workout specialists and Senior Management to discuss each of the relationships. Borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as Special Mention, the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those latter cases, when current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company expanded its collections and loan work-out staff and further refined its loss identification and estimation techniques by reference to loan performance and house price depreciation data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties.
     Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers generally, but also residential and commercial real estate valuations, in particular, given the size of the real estate loan portfolios. Reflecting the factors and conditions as described herein, the Company has experienced historically high levels of nonaccrual loans and net charge-offs of real estate-related loans, particularly in the Company’s portfolios of residential real estate loans, including first and second lien Alt-A mortgage loans, and loans to builders and developers of residential real estate. The Company has also experienced increases in nonaccrual commercial real estate loans. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, and general economic conditions affecting consumers.
     Management believes that the allowance for credit losses at June 30, 2010 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $895 million, or 1.75% of total loans and leases at June 30, 2010, compared with $855 million or 1.62% a year earlier, $878 million or 1.69% at December 31, 2009 and $891 million or 1.73% at March 31, 2010. The ratio of the allowance to total loans at each of those dates reflects the impact of loans obtained in the acquisition of Provident and, except for June 30, 2009, loans obtained in the Bradford transaction that have been recorded at estimated fair value based on estimated future cash flows expected to be received on those loans. Those cash flows reflect the impact of expected defaults on customer repayment performances. As a result, and as required by GAAP, there was no carry-over of the allowance previously recorded by Provident and Bradford. Accordingly, although general in nature, the allowance for credit losses is predominantly intended to provide for losses inherent in the Company’s legacy loans (that is, total loans excluding loans acquired in the Provident and Bradford transactions). The allowance for credit losses applicable to legacy loans expressed as a percentage of such loans was 1.86% at each of June 30 and March 31, 2010, compared with 1.76% and 1.83% at June 30, 2009 and December 31, 2009, respectively. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans was 82% at June 30, 2010, compared with 77% a year earlier, 66% at December 31, 2009 and 67% at March 31, 2010. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.
Other Income
Other income totaled $274 million in the second quarter of 2010, little changed from $272 million in the year-earlier quarter, but 6% higher than $258 million in the first quarter of 2010. Reflected in such income were net losses on investment securities (including other-than-temporary impairment losses) of $22 million in the recent quarter, $24 million in 2009’s second quarter and $26 million in the initial quarter of 2010. Other-than-temporary impairment charges of $22 million were recognized in the recent quarter related to a $12 million write-down of AIB ADSs, which were obtained in M&T’s acquisition of Allfirst in 2003, and $10 million of charges related to certain of the Company’s privately issued residential mortgage-backed CMOs and CDOs backed by pooled trust preferred securities. In the second quarter of 2009 and in the first quarter of 2010, other-than-temporary impairment losses of $25 million and $27 million, respectively, were recorded on certain of the Company’s privately issued CMO holdings. Excluding gains and losses on bank investment securities (including other-than-temporary impairment losses), other income aggregated $296 million in each of the second quarters of 2010 and 2009, compared with $284 million in the first quarter of 2010. As compared with 2009’s second quarter, higher service charges on deposit accounts during the recent quarter, largely due to the impact of the 2009 acquisitions, were offset by declines in mortgage banking revenues and trading account and foreign exchange gains and higher losses from M&T’s pro-rata share of the operating results of Bayview Lending Group, LLC (“BLG”). As compared with the initial quarter of 2010, higher mortgage banking revenues and service charges on deposit accounts contributed to the improvement in the recent quarter.
     Mortgage banking revenues were $47 million in the recently completed quarter, down 11% from $53 million in the year-earlier quarter, but up 14% from $41 million in the first quarter of 2010. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.
     Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $36 million in the second quarter of 2010, compared with $42 million in the corresponding 2009 period and $29 million in the initial 2010 quarter. The decline in residential mortgage banking revenues in the recent quarter as compared with the second quarter of 2009 was largely attributable to a 26% decline in origination volumes that was partially offset by wider margins associated with that activity. The increase in residential mortgage banking revenues in the recent quarter as compared with the first quarter of 2010 reflects a 12% increase in origination volumes and the realization of wider margins.
     New commitments to originate residential mortgage loans to be sold were approximately $1.1 billion in the recent quarter, compared with $1.5 billion and $1.0 billion in the second quarter of 2009 and the initial 2010 quarter, respectively. Similarly, closed residential mortgage loans originated for sale to other investors were approximately $1.0 billion in the two most recent quarters, compared with $1.8 billion during the three-month period ended June 30, 2009. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $15 million in the recently completed quarter, compared with gains of $20 million in the second quarter of 2009 and $8 million in the initial 2010 quarter.
     The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. Since early 2007 when the Company recognized a $6 million charge related to declines in market values of previously sold residential real estate loans that the Company could have been required to repurchase, the Company has regularly reduced residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. That variability has not had a material impact on the Company’s results of operations and management believes that any liability arising out of the Company’s obligation to loan purchasers as of June 30, 2010 is not material to the Company’s consolidated financial position. Nevertheless, in recent quarters the Company has received increased requests from loan purchasers for reimbursement. The Company has considered those requests in assessing the estimated impact on the Company’s consolidated financial statements.
     Revenues from servicing residential mortgage loans for others were $20 million in each of the three-month periods ended June 30, 2010 and March 31, 2010, and $21 million in the quarter ended June 30, 2009. Included in servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans which totaled $7 million in the two most recent quarters, compared with $8 million in the second quarter of 2009.
     Residential mortgage loans serviced for others totaled $21.4 billion at June 30, 2010, compared with $21.2 billion at June 30, 2009, $21.7 billion at March 31, 2010 and $21.4 billion at December 31, 2009, including the small balance commercial mortgage loans noted above of approximately $5.6 billion at June 30, 2010, $5.8 billion at each of June 30, 2009 and March 31, 2010, and $5.5 billion at December 31, 2009. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $124 million at June 30, 2010, compared with $148 million a year earlier, $133 million at March 31, 2010 and $141 million at December 31, 2009. The valuation allowance for possible impairment of residential mortgage servicing assets totaled $2 million, $4 million and $50 thousand at June 30, 2010, June 30, 2009 and December 31, 2009, respectively. There was no valuation allowance at March 31, 2010. Included in capitalized residential mortgage servicing assets were $33 million at June 30, 2010, $49 million at June 30, 2009, $36 million at March 31, 2010 and $40 million at December 31, 2009 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Servicing rights for the small balance commercial mortgage loans were purchased from BLG or its affiliates. In addition, at June 30, 2010, capitalized servicing rights included $13 million for servicing rights for $3.9 billion of residential real estate loans that were purchased from affiliates of BLG. Additional information about the Company’s relationship with BLG and its affiliates is provided in note 15 of Notes to Financial Statements.
     Loans held for sale that are secured by residential real estate aggregated $450 million at June 30, 2010, $720 million at June 30, 2009 and $530 million at December 31, 2009. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $833 million and $684 million, respectively, at June 30, 2010, $1.3 billion and $910 million, respectively, at June 30, 2009, and $936 million and $631 million, respectively, at December 31, 2009. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $19 million and $21 million at June 30, 2010 and 2009, respectively, and $15 million at December 31, 2009. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net increases in revenues of $5 million in the recent quarter and net decreases in revenues of $1 million in each of the second quarter of 2009 and the first quarter of 2010.
     Commercial mortgage banking revenues were $11 million in each of the second quarters of 2010 and 2009, and $12 million in the first quarter of 2010. Included in such amounts were revenues from loan origination and sales activities of $7 million in the recent quarter, compared with $8 million in each of the second quarter of 2009 and the initial 2010 quarter. Commercial mortgage loan servicing revenues were $4 million in each of the first and second quarters of 2010 and $3 million in the second quarter of 2009. Capitalized commercial mortgage servicing assets totaled $37 million and $28 million at June 30, 2010 and 2009, respectively, and $33 million at December 31, 2009. Commercial mortgage loans serviced for other investors totaled $7.6 billion, $6.9 billion and $7.1 billion at June 30, 2010, June 30, 2009 and December 31, 2009, respectively, and included $1.5 billion, $1.2 billion and $1.3 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $146 million and $121 million, respectively, at June 30, 2010, $156 million and $75 million, respectively, at June 30, 2009 and $303 million and $180 million, respectively, at December 31, 2009. Commercial mortgage loans held for sale at June 30, 2010 and 2009 were $25 million and $81 million, respectively, and $123 million at December 31, 2009.
     Service charges on deposit accounts aggregated $129 million in the second quarter of 2010, compared with $112 million in the corresponding 2009 quarter and $120 million in the first quarter of 2010. Contributing to the rise in such fees from the second quarter of 2009 were service charges on deposit accounts obtained in the 2009 acquisition transactions and higher debit card fees resulting from increased transaction volumes. The increase from the immediately preceding quarter related to consumer deposit service charges and reflects traditional first quarter seasonal declines in customer transaction volumes. The Federal Reserve and other bank regulators have adopted regulations requiring expanded disclosure of overdraft and other fees assessed to consumers and have issued guidance that allows consumers to elect to not be subject to fees for certain deposit account transactions which began July 1, 2010 for new customers and begins August 15, 2010 for pre-existing customers. The Company has engaged in an outreach program to customers, particularly those who are frequent users of overdraft services, to ensure they understand such services and to allow them the opportunity to continue to receive those services. Nevertheless, at the present time, although the Company cannot predict the extent to which customers will elect to not avail themselves of the respective deposit account services, it is reasonable to expect that certain customers will decline such services and that service charges on deposit accounts could decline in the third quarter of 2010. Based on current estimates, that decline could be ten to fifteen percent as compared with the recent quarter’s service charge revenue.

     Trust income totaled $30 million in the second quarter of 2010, compared with $32 million and $31 million in the similar 2009 quarter and the first quarter of 2010, respectively. The Company has experienced lower levels of trust income over the last two years, reflecting lower balances in proprietary mutual funds and fee waivers by the Company in order to continue to pay customers a yield on their investments in proprietary money-market mutual funds. Those waived fees totaled approximately $4 million, $2 million and $5 million during the three-month periods ended June 30, 2010, June 30, 2009 and March 31, 2010, respectively. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $13 million in each of the second quarters of 2010 and 2009 and in the first quarter of 2010. Trading account and foreign exchange activity resulted in gains of $4 million and $8 million during the second quarters of 2010 and 2009, respectively, and $5 million in the initial 2010 quarter. The lower revenues in the two most recent quarters as compared with the second quarter of 2009 were largely attributable to net decreases in the market values of trading account assets held in conjunction with deferred compensation arrangements.
     Including other-than-temporary impairment losses, during the second quarter of 2010 the Company recognized losses on investment securities of $22 million, compared with losses of $24 million in the year-earlier quarter and losses of $26 million in the first quarter of 2010. Other-than-temporary impairment charges of $22 million, $25 million and $27 million were recorded in the quarters ended June 30, 2010, June 30, 2009 and March 31, 2010, respectively. Each reporting period, the Company reviews its investment securities for other-than-temporary impairment. For equity securities, such as the Company’s holding of AIB ADSs, the Company considers various factors to determine if the decline in value is other than temporary, including the duration and extent of the decline in value, the factors contributing to the decline in fair value, including the financial condition of the issuer as well as the conditions of the industry in which it operates, and the prospects for a recovery in fair value of the equity security. For debt securities, the Company analyzes the creditworthiness of the issuer or reviews the credit performance of the underlying collateral supporting the bond. For debt securities backed by pools of loans, such as privately issued mortgage-backed securities, the Company estimates the cash flows of the underlying loan collateral using forward-looking assumptions of default rates, loss severities and prepayment speeds. Estimated collateral cash flows are then utilized to estimate bond-specific cash flows to determine the ultimate collectibility of the bond. If the present value of the cash flows indicates that the Company should not expect to recover the entire amortized cost basis of a bond or if the Company intends to sell the bond or it more likely than not will be required to sell the bond before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized. If an other-than-temporary impairment loss is deemed to have occurred, the investment security’s cost basis is adjusted, as appropriate for the circumstances. Additional information about other-than-temporary impairment losses is included herein under the heading “Capital.”
     M&T’s share of the operating results of BLG in each of the two most recent quarters was a loss of $6 million, compared with a loss of $207 thousand in the second quarter of 2009. The operating losses of BLG in the respective quarters reflect the disruptions in the privately issued mortgage-backed securities market and higher provisions for losses associated with securitized loans and other loans held by BLG, and costs associated with severance and certain lease terminations incurred by BLG as it downsized its operations. Despite the credit and liquidity disruptions that began in 2007, BLG had been successfully securitizing and selling significant volumes of small-balance commercial real estate loans until the first quarter of 2008. In response to the illiquidity in the marketplace since that time, BLG reduced its originations activities, scaled back its workforce and made use of its contingent liquidity sources. As a result of past securitization activities, BLG is entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings. In assessing M&T’s investment in BLG for other-than-temporary impairment at June 30, 2010, with respect to BLG’s commercial mortgage origination and securitization activities, the Company conservatively projected no further securitization activities. With respect to mortgage assets held by BLG and its affiliates, M&T estimated future cash flow from those assets using various assumptions for future defaults and loss severities to arrive at an expected amount of cash flow that BLG would be required to distribute to M&T. As of June 30, 2010, the weighted-average assumption of projected default percentage on the underlying mortgage loan collateral supporting those mortgage assets was 32% and the weighted-average loss severity assumption was 60%. Lastly, M&T considered different scenarios of projected cash flows that could be generated by the asset management and servicing operations of BLG’s affiliates. BLG is contractually entitled to participate in any distributions from those affiliates. Such estimates were derived from company-provided forecasts of financial results and through discussions with their senior management with respect to longer-term projections of growth in assets under management and asset servicing portfolios. M&T then discounted the various projections using discount rates that ranged from 8% to 17%. Upon evaluation of those results, management concluded that M&T’s investment in BLG was not other-than-temporarily impaired at June 30, 2010. Nevertheless, if BLG is not able to realize sufficient cash flows for the benefit of M&T, the Company may be required to recognize an other-than-temporary impairment charge in a future period for some portion of the $234 million book value of its investment in BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.
     Other revenues from operations totaled $79 million in each of the two most recent quarters, compared with $77 million in the second quarter of 2009. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $26 million in the second quarter of 2010, $28 million in the second quarter of 2009, and $29 million in the first quarter of 2010. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $14 million in the second quarter of 2010, $13 million in the year-earlier quarter and $12 million in the first quarter of 2010. Revenues from merchant discount and credit card fees were $12 million, $10 million and $11 million in the three-month periods ended June 30, 2010, June 30, 2009 and March 31, 2010, respectively. Insurance-related sales commissions and other revenues totaled $9 million in the second quarter of 2010, compared with $12 million in the corresponding 2009 quarter and $11 million in the initial 2010 quarter. No other revenue source contributed more than $5 million to “other revenues from operations” in any of the quarterly periods discussed herein.
     Other income rose 5% to $531 million in the first six months of 2010 from $504 million in the first half of 2009. Reflected in other income were net losses on bank investment securities (including other-than-temporary impairment losses) of $49 million in 2010 and $56 million in 2009. Excluding gains and losses from bank investment securities (including other-than-temporary impairment losses), other income aggregated $580 million and $560 million for the six-month periods ended June 30, 2010 and 2009, respectively. That improvement was attributable to increases in service charges on deposit accounts, largely the result of accounts obtained in the 2009 acquisition transactions, letter of credit and other credit-related fees and income from bank owned life insurance, partially offset by declines in revenues from providing mortgage banking and trust services and higher losses from M&T’s investment in BLG.
     Mortgage banking revenues were $89 million for the six-month period ended June 30, 2010, 19% below $109 million in the year-earlier period. Residential mortgage banking revenues declined to $65 million in the first half of 2010 from $90 million in the first six months of 2009. New commitments to originate residential mortgage loans to be sold were $2.1 billion and $3.6 billion during the first six months of 2010 and 2009, respectively. Closed residential mortgage loans originated for sale to other investors during the first six months of 2010 totaled $2.0 billion, compared with $3.5 billion in the corresponding 2009 period. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized unrealized gains and losses on residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $23 million and $47 million during the first six months of 2010 and 2009, respectively.
     Revenues from servicing residential mortgage loans for others were $40 million and $41 million for the first half of 2010 and 2009, respectively. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small balance commercial mortgage loans of $14 million and $15 million for the first six months of 2010 and 2009, respectively. Commercial mortgage banking revenues totaled $23 million and $19 million during the six-month periods ended June 30, 2010 and 2009, respectively. That increase reflected higher origination activity in the first half of 2010.
     Service charges on deposit accounts totaled $249 million and $214 million during the six-month periods ended June 30, 2010 and 2009, respectively. That improvement resulted largely from the impact of the 2009 acquisition transactions and increased debit card fees resulting from higher transaction volumes. Trust income decreased 9% to $61 million in the first half of 2010 from $67 million a year earlier, and brokerage services income declined 10% to $26 million during the first six months of 2010 from $29 million in the corresponding 2009 period. The declines in trust and brokerage services income were largely attributable to lower fees for providing services that are tied to the performance of bond and equity markets. Reflected in trust income were $10 million and $2 million of fee waivers during the first six months of 2010 and 2009, respectively, related to proprietary money-market mutual funds. Trading account and foreign exchange activity resulted in gains of $8 million and $9 million for the six-month periods ended June 30, 2010 and 2009, respectively. M&T’s investment in BLG resulted in losses of $12 million and $4 million for the six months ended June 30, 2010 and 2009, respectively. Investment securities gains and losses totaled to losses of $49 million and $56 million for the first six months of 2010 and 2009, respectively. Included in those amounts were other-than-temporary impairment losses of $49 million and $57 million during the first two quarters of 2010 and 2009, respectively. Other revenues from operations were $159 million in the first six months of 2010 and $137 million in the similar 2009 period. Included in other revenues from operations during the six-month periods ended June 30, 2010 and 2009 were letter of credit and other credit-related fees of $54 million and $49 million, respectively, income from bank owned life insurance of $26 million and $23 million, respectively, merchant discount and credit card fees of $22 million and $20 million, respectively, and insurance-related sales commissions and other revenues of $20 million and $18 million, respectively.
Other Expense
Other expense totaled $476 million in the second quarter of 2010, down 16% from $564 million in the year-earlier quarter and 3% below $489 million in the initial quarter of 2010. Included in those amounts are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $15 million in each of the second quarters of 2010 and 2009, and $16 million in the first quarter of 2010, and merger-related expenses of $66 million in the three-month period ended June 30, 2009. There were no merger-related expenses in the first or second quarters of 2010. Exclusive of these nonoperating expenses, noninterest operating expenses totaled $461 million in the recent quarter, compared with $482 million in the second quarter of 2009 and $473 million in the first quarter of 2010. The major factor in the lower level of operating expenses in the recent quarter as compared with the year-earlier quarter was a decline in FDIC assessments resulting from the special assessment levied on financial institutions by the FDIC during 2009’s second quarter. Also contributing to the improvement were lower costs related to the foreclosure process for residential real estate properties. Partially offsetting those factors were higher levels of personnel and occupancy expenses related to the operations acquired from Provident and a $13 million reduction of the allowance for impairment of capitalized residential mortgage servicing rights in the second quarter of 2009. In comparison, a $2 million addition to the impairment allowance was recognized during the recent quarter. Contributing to the decline in operating expenses in the recent quarter as compared with the initial 2010 quarter were lower personnel costs from seasonally higher first quarter stock-based compensation, payroll-related taxes and contributions for retirement savings plan benefits associated with incentive compensation payments.
     Other expense for the first six months of 2010 aggregated $965 million, down 4% from $1.0 billion in the similar period of 2009. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $31 million in each of the six-month periods ended June 30, 2010 and 2009, and merger-related expenses of $69 million in the first two quarters of 2009. Exclusive of these nonoperating expenses, noninterest operating expenses for the first half of 2010 increased 3% to $934 million from $903 million in the corresponding 2009 period. The most significant factors for that increase were costs associated with the acquired operations of Provident. Table 2 provides a reconciliation of other expense to noninterest operating expense.
     Salaries and employee benefits expense totaled $246 million in the recent quarter, compared with $250 million in the second quarter of 2009 and $264 million in the initial 2010 quarter. As noted in table 2, merger-related salaries and benefits costs were $9 million in the second quarter of 2009. Those expenses consisted predominantly of severance expense for Provident employees. Exclusive of those merger-related expenses, salaries and employee benefits expense increased 2% in the recent quarter as compared with a year earlier. The decline in salaries and benefit expenses from the first to the second quarter of 2010 reflected decreased costs for stock-based compensation, payroll-related taxes and contributions for retirement savings plan benefits associated with annual incentive compensation payments made in the first quarter of each year. Salaries and employee benefits expense were $510 million and $499 million in the first six months of 2010 and 2009, respectively. Exclusive of merger-related expenses, salaries and employee benefits expense rose 4% to $510 million in the first half of 2010 from $491 million in the similar 2009 period. That increase reflects the impact of operations associated with the May 23, 2009 acquisition of Provident.
     The Company, in accordance with GAAP, has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarters of 2010 and 2009 included $7 million and $9 million, respectively, that would have been recognized over the normal four-year vesting period if not for the accelerated expense recognition provisions of GAAP. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and benefits expense included stock-based compensation of $12 million, $11 million and $20 million during the quarters ended June 30, 2010, June 30, 2009 and March 31, 2010, and $32 million and $33 million for the six-month periods ended June 30, 2010 and 2009, respectively. The number of full-time equivalent employees was 13,022 at June 30, 2010, 14,187 at June 30, 2009, 13,639 at December 31, 2009 and 13,226 at March 31, 2010.
     Excluding the nonoperating expense items described earlier from each period, nonpersonnel operating expenses were $215 million in the recent quarter, compared with $241 million in the second quarter of 2009 and $209 million in the initial three months of 2010. On the same basis, such expenses were $424 million and $412 million during the first six months of 2010 and 2009, respectively. The decline in nonpersonnel operating expenses in 2010’s second quarter as compared with the year-earlier quarter was due largely to lower FDIC assessments, attributable to the FDIC’s $33 million special assessment as of June 30, 2009. Also contributing to the lower level of expenses in the recent quarter was a $20 million decline in costs related to foreclosed residential real estate properties, reflecting second quarter 2009 write-downs of the carrying values of some properties resulting from lower appraised values. Partially offsetting those factors was a recent quarter $2 million addition to the valuation allowance for capitalized residential mortgage servicing rights, compared with a partial reversal of such allowance of $13 million in the second quarter of 2009. The 3% increase in nonpersonnel operating expenses in the recent quarter as compared with the initial quarter of 2010 was largely due to higher costs for professional services. The higher level of nonpersonnel operating expenses in the first half of 2010 as compared with the corresponding period of 2009 reflects the impact of the operations obtained in the Provident acquisition. Also contributing to the higher level of nonpersonnel operating expenses in 2010 was a $2 million addition to the valuation allowance for capitalized residential mortgage servicing rights, compared with partial reversals of that allowance aggregating $18 million in the first half of 2009. Partially offsetting those factors was a $20 million decline in expenses related to foreclosed residential real estate properties.
     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities and gains on merger-related transactions), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 53.1% during the recent quarter, compared with 60.0% during the year-earlier quarter and 55.9% in the first quarter of 2010. The efficiency ratios for the six-month periods ended June 30, 2010 and 2009 were 54.4% and 59.4%, respectively. Noninterest operating expenses used in calculating the efficiency ratio exclude the amortization of core deposit and other intangible assets and the merger-related expenses noted earlier, but do reflect the previously mentioned amount associated with the FDIC special assessment. If charges for amortization of core deposit and other intangible assets were included, the efficiency ratio for the three-month periods ended June 30, 2010, June 30, 2009 and March 31, 2010 would have been 54.8%, 61.9% and 57.8%, respectively, and for the six-month periods ended June 30, 2010 and 2009 would have been 56.3% and 61.4%, respectively.
Income Taxes
The provision for income taxes for the second quarter of 2010 was $91 million, compared with $11 million and $69 million in the year-earlier quarter and first quarter of 2010, respectively. The effective tax rates were 32.5%, 18.1% and 31.3% for the quarters ended June 30, 2010, June 30, 2009 and March 31, 2010, respectively. For the first six months of 2010 and 2009, the provision for income taxes totaled $160 million and $31 million, respectively, and the effective tax rates were 32.0% and 21.1%, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items. For example, although the merger-related expenses incurred during 2009’s second quarter are predominantly deductible for purposes of computing income tax expense, those charges had an impact on the effective tax rate because they lowered pre-tax income relative to the amounts of tax-exempt income and other permanent differences that impact the effective tax rate.
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
Capital
Stockholders’ equity was $8.1 billion at June 30, 2010, representing 11.89% of total assets, compared with $7.4 billion or 10.58% of total assets a year earlier and $7.8 billion or 11.26% at December 31, 2009. Included in stockholders’ equity at those dates was $600 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and warrants to purchase M&T common stock issued on December 23, 2008 as part of the U.S. Treasury Capital Purchase Program (“CPP”). The financial statement value of that preferred stock was $576 million at June 30, 2010, $570 million at June 30, 2009 and $573 million at December 31, 2009. Provident also participated in the CPP on November 14, 2008. As a result, Provident’s $151.5 million of preferred stock related thereto was converted to M&T Fixed Rate Cumulative Preferred Stock, Series C, with warrants to purchase M&T common stock. The estimated fair value ascribed to the Series C Preferred Stock was $129 million on the May 23, 2009 acquisition date. The financial statement value of the Series C Preferred Stock was $133 million, $129 million and $131 million at June 30, 2010, June 30, 2009 and December 31, 2009, respectively. The holder of the Series A and Series C preferred stock is entitled to cumulative cash dividends of 5% per annum for five years after the date of initial issuance and 9% per annum thereafter, payable quarterly in arrears. That preferred stock is redeemable at the option of M&T, subject to regulatory approval. M&T also obtained another series of preferred stock as part of the Provident acquisition that was converted to $26.5 million of M&T Series B Mandatory Convertible Non-Cumulative Preferred Stock, liquidation preference of $1,000 per share. The 26,500 shares of the Series B Preferred Stock will automatically convert into 433,148 shares of M&T common stock on April 1, 2011. The Series B Preferred Stock pays dividends at a rate of 10% per annum on the liquidation preference of $1,000 per share, payable quarterly in arrears. The estimated acquisition date fair value of the Series B Preferred Stock was approximately equal to that stock’s $26.5 million redemption value.
     Common stockholders’ equity was $7.4 billion, or $61.77 per share, at June 30, 2010, compared with $6.7 billion, or $56.51 per share, at June 30, 2009 and $7.0 billion, or $59.31 per share, at December 31, 2009. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $31.15 at the end of the second quarter of 2010, compared with $25.17 a year earlier and $28.27 at December 31, 2009. The Company’s ratio of tangible common equity to tangible assets was 5.75% at June 30, 2010, compared with 4.49% and 5.13% at June 30, 2009 and December 31, 2009, respectively. A reconciliation of total common stockholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates is presented in table 2.

     Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available-for-sale, gains or losses associated with interest rate swap agreements designated as cash flow hedges, and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on available-for-sale investment securities, net of applicable tax effect, were $83 million, or $.70 per common share, at June 30, 2010, compared with similar losses of $407 million, or $3.45 per common share, at June 30, 2009 and $220 million, or $1.86 per common share, at December 31, 2009. Such unrealized losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale, including the remaining unamortized unrealized losses on investment securities that have been transferred to held-to-maturity classification.
     Reflected in net unrealized losses at June 30, 2010 were pre tax-effect unrealized losses of $344 million on available-for-sale investment securities with an amortized cost of $1.9 billion and pre tax-effect unrealized gains of $272 million on securities with an amortized cost of $4.3 billion. The pre tax-effect unrealized losses reflect $276 million of losses on privately issued mortgage-backed securities with an amortized cost of $1.6 million and an estimated fair value of $1.4 billion (considered Level 3 valuations) and $48 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $147 million and an estimated fair value of $99 million (generally considered Level 2 valuations).
     The Company’s privately issued residential mortgage-backed securities classified as available for sale are generally collateralized by prime and Alt-A residential mortgage loans as depicted in the accompanying table. Information in the table is as of June 30, 2010. As with any accounting estimate or other data, changes in fair values and investment ratings may occur at any time.
PRIVATELY ISSUED MORTGAGE-BACKED SECURITIES CLASSIFIED AS AVAILABLE FOR SALE (a)

				As a percentage of
			Net	carrying value
	Amortized	Fair	unrealized	AAA	Investment	Senior
Collateral type	cost	value	gains(losses)	rated	grade	tranche
	(in thousands)
Residential mortgage loans
Prime — Fixed	$121,337	126,821	5,484	69%	71%	95%
Prime — Hybrid ARMs	1,536,218	1,333,057	(203,161)	15	61	91
Prime — Other	1,917	1,649	(268)	—	—	100
Alt-A — Fixed	8,972	10,242	1,270	13	13	95
Alt-A — Hybrid ARMs	188,525	122,908	(65,617)	—	48	80
Alt-A — Option ARMs	378	185	(193)	—	—	—
Other	5,261	3,171	(2,090)	—	—	8

Subtotal	1,862,608	1,598,033	(264,575)	18	62	90

Commercial mortgage loans	29,447	26,643	(2,804)	15	100	100

Total	$1,892,055	1,624,676	(267,379)	18%	63%	90%

(a)	All information is as of June 30, 2010.
     Reflecting the credit stress associated with residential mortgage loans, trading activity for privately issued mortgage-backed securities has been dramatically reduced. In estimating values for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Because of the relative inactivity and lack of observable valuation inputs, the Company classifies its privately issued mortgage-backed securities portfolio as Level 3. To assist in the determination of fair value for its privately issued mortgage-backed securities, the Company engaged two independent pricing sources at June 30, 2010 and December 31, 2009. In April 2009, guidance was provided by the FASB for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. In consideration of that guidance, the Company performed internal modeling to estimate the cash flows and fair value of 144 of its privately issued residential mortgage-backed securities with an amortized cost basis of $1.7 billion at June 30, 2010. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds. In estimating those cash flows, the Company used conservative assumptions as to future delinquency, default and loss rates in order to mitigate exposure that might be attributable to the risk that actual future credit losses could exceed assumed credit losses. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities. To determine the most representative fair value for each of the 144 bonds under current market conditions, the Company computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. Weightings applied to internal model valuations were generally dependent on bond structure and collateral type, with prices for bonds in non-senior tranches generally receiving lower weightings on the internal model results and greater weightings of the valuation data provided by the independent pricing sources. As a result, certain valuations of privately issued residential mortgage-backed securities were determined by reference to independent pricing sources without adjustment. The average weight placed on internal model valuations was 37%, compared with a 63% weighting on valuations provided by the independent sources. Generally, the range of weights placed on internal valuations was between 0% and 40%. Further information concerning the Company’s valuations of privately issued mortgage-backed securities can be found in note 12 of Notes to Financial Statements.
     During the quarter ended June 30, 2010 the Company recognized $22 million (pre-tax) of other-than-temporary impairment losses related to AIB ADSs with an amortized cost basis (before impairment charge) of $13 million, privately issued residential mortgage-backed securities with an amortized cost basis (before impairment charge) of $152 million and securities backed by trust preferred securities issued by financial institutions with an amortized cost basis (before impairment charge) of $5 million. In assessing impairment losses for debt securities, the Company performed internal modeling to estimate bond-specific cash flows, which considered the placement of the bond in the overall securitization structure and the remaining levels of subordination. For privately issued residential mortgage-backed securities, the model utilized assumptions about the underlying performance of the mortgage loan collateral considering recent collateral performance and future assumptions regarding default and loss severity. At June 30, 2010, projected model default percentages on the underlying mortgage loan collateral ranged from 2% to 41% and loss severities ranged from 10% to 74%. For bonds in which the Company has recognized an other-than-temporary impairment charge, the weighted-average percentage of default collateral was 24% and the weighted-average loss severity was 50%. For bonds without other-than-temporary impairment losses, the weighted-average default percentage and loss severity were 11% and 37%, respectively. Underlying mortgage loan collateral cash flows, after considering the impact of estimated credit losses, were distributed by the model to the various securities within the securitization structure to determine the timing and extent of losses at the bond-level, if any. As a result of the procedures, the Company recognized pre-tax other-than-temporary impairment losses of $8 million on privately issued mortgage-backed securities during the quarter ended June 30, 2010. Despite rising levels of delinquencies and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of individual bonds, the Company has concluded that as of June 30, 2010 its remaining privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in the remainder of 2010 and later years that could impact the Company’s conclusions. Management has modeled cash flows from privately issued mortgage-backed securities under various scenarios and has concluded that even if home price depreciation and current delinquency trends persist for an extended period of time, the Company’s principal losses on its privately issued mortgage-backed securities would be substantially less than their current fair valuation losses.
     The AIB ADSs were obtained in the 2003 acquisition of Allfirst and are held to satisfy options to purchase such shares granted by Allfirst to certain employees. Factors contributing to the $12 million other-than-temporary impairment charge in the recent quarter related to the AIB ADSs included mounting credit and other losses incurred by AIB, the issuance of AIB common stock in lieu of dividend payments on certain preferred stock issuances held by the Irish government resulting in significant dilution of AIB common shareholders, and recent public announcements by Irish government officials suggesting that increased government support, which could further dilute AIB common shareholders, may be necessary.
     At June 30, 2010, the Company also had net pre-tax unrealized losses of $9 million on $402 million of trust preferred securities issued by financial institutions, securities backed by trust preferred securities issued by financial institutions and other entities, and other debt securities (including $19 million of unrealized gains on $118 million of securities using a Level 3 valuation and $27 million of net unrealized losses on $284 million of securities classified as Level 2 valuations). Pre-tax net unrealized losses of $29 million existed on $384 million of such securities at December 31, 2009. After evaluating the expected repayment performance of financial institutions where trust preferred securities were held directly by the Company or were within the CDOs backed by trust preferred securities obtained in acquisitions, the Company recognized pre-tax other-than-temporary impairment losses of $2 million related to those securities during the quarter ended June 30, 2010.
     The Company also holds municipal bonds, mortgage-backed securities guaranteed by government agencies and certain collateralized mortgage obligations securitized by Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company and the majority investor of BLG, in its held-to-maturity investment securities portfolio. The Company purchased certain private placement CMOs during the third quarter of 2008 that had been securitized by Bayview Financial. Given the Company’s relationship with Bayview Financial, at that time the Company reconsidered its intention to hold other CMOs securitized by Bayview Financial with a cost basis of $385 million and a fair value of $298 million and transferred such securities from its available-for-sale investment securities portfolio to its held-to-maturity investment securities portfolio. As a result, at June 30, 2010 and December 31, 2009, the Company had in its held-to-maturity portfolio CMOs securitized by Bayview Financial with an amortized cost basis of $333 million and $352 million, respectively, (including the effect of $63 million and $68 million, respectively, of unamortized fair value adjustment (pre-tax) residing in accumulated other comprehensive income from the time of transfer) and a fair value of $197 million and $201 million, respectively. Given the credit enhancements within each of the individual bond structures, the Company has determined that it expects to fully collect its contractual principal and interest payments on the private CMOs securitized by Bayview Financial and therefore believes such securities were not other-than-temporarily impaired at June 30, 2010.
     As of June 30, 2010, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at June 30, 2010. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is where fair value is less than the cost basis of the security. The Company intends to closely monitor the performance of the privately issued mortgage-backed securities and other securities to assess if changes in their underlying credit performance or other events cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and stockholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and stockholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of Notes to Financial Statements.
     Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $115 million or $.96 per common share, at June 30, 2010, $174 million, or $1.47 per common share, at June 30, 2009 and $117 million or $.99 per common share, at December 31, 2009. The decrease in such adjustment at June 30, 2010 and December 31, 2009 as compared with June 30, 2009 was predominantly the result of actual investment performance of assets held by the Company’s qualified pension plan being significantly better than that assumed for actuarial purposes. During the second quarter of 2009, the Company contributed 900,000 shares of M&T common stock having a then fair value of $44 million to the Company’s qualified defined benefit pension plan. Those shares were issued from previously held treasury stock.
     Cash dividends paid on M&T’s common stock totaled approximately $84 million in each of the two most recent quarters, compared with $82 million in the quarter ended June 30, 2009, and represented a quarterly dividend payment of $.70 per common share in each of those three quarters. Common stock dividends during the six-month periods ended June 30, 2010 and 2009 were $167 million and $160 million, respectively. A cash dividend of $7.5 million, or $12.50 per share, was paid in each of the second quarters of 2010 and 2009 and in the initial 2010 quarter to the U.S. Treasury on M&T’s Series A Preferred Stock, issued on December 23, 2008. Similar dividends paid during the first half of 2010 were $15 million, compared with $12 million in the corresponding 2009 period. Cash dividends of $663 thousand and $2 million ($25.00 per share and $12.50 per share) were paid on M&T’s Series B and Series C Preferred Stock, respectively, during each of the first two quarters of 2010. Those series of preferred stock were created in connection with the Provident transaction. No similar dividends were paid during 2009’s second quarter.
     The Company did not repurchase any shares of its common stock during 2009 or the first half of 2010.
     Federal regulators generally require banking institutions to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “Tier 1 leverage” ratio guideline of 3% of the quarterly average of total assets. As of June 30, 2010, Tier 1 capital included trust preferred securities of $1.1 billion as described in note 5 of Notes to Financial Statements and total capital further included subordinated capital notes of $1.5 billion.
     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A., as of June 30, 2010 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS
June 30, 2010

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Tier 1 capital	9.16%	8.49%	21.91%
Total capital	12.80%	12.17%	22.53%
Tier 1 leverage	8.89%	8.19%	20.74%
Segment Information
As required by GAAP, the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 14 of Notes to Financial Statements.
     Net income earned by the Business Banking segment totaled $27 million in the second quarter of 2010, down 14% from $31 million earned in the three months ended June 30, 2009, but 5% higher than $25 million in 2010’s first quarter. Contributing to the recent quarter’s unfavorable performance as compared with the second quarter of 2009 were a $7 million rise in the provision for credit losses, due to higher net charge-offs, and a decline in net interest income of $3 million. The lower net interest income resulted from an 83 basis point narrowing of the net interest margin on deposits offset, in part, by the impact of a $581 million increase in average deposit balances. Those unfavorable factors were partially offset by a $3 million decline in FDIC assessments and a $2 million increase in fees earned for providing deposit account services. The improvement in net income as compared with the immediately preceding quarter was predominantly due to a $3 million decline in the provision for credit losses, due to lower net charge-offs. For the first six months of 2010, the Business Banking segment’s net income declined to $52 million from $61 million in the year-earlier period. That decline was due to an $18 million increase in the provision for credit losses, resulting from higher net charge-offs of loans, offset, in part, by $3 million improvements in each of net interest income and fees earned for providing deposit account services. The increase in net interest income was the result of increases in average deposit and average loan balances of $728 million and $199 million, respectively, due in part to the impact of the Provident acquisition, partially offset by a 79 basis point narrowing of the net interest margin on deposits.
     The Commercial Banking segment recorded net income of $82 million in the quarter ended June 30, 2010, 17% higher than $70 million earned in the year-earlier quarter and 6% above 2010’s first quarter net income of $77 million. As compared with the second quarter of 2009, a $12 million decrease in the provision for credit losses, mainly the result of lower net charge-offs, and an $11 million increase in net interest income, due predominately to a 29 basis point widening of the net interest margin on loans, were partially offset by a $3 million reduction in fees for providing corporate advisory services. Contributing to the recent quarter’s rise in net income as compared with the first quarter of 2010 was an $8 million decline in the provision for credit losses, due to lower net charge-offs, and a $6 million rise in net interest income, the result of an 11 basis point expansion of the net interest margin on loans. Partially offsetting those favorable factors was a $3 million decrease in fees earned for providing loan syndication services. Net income for the Commercial Banking segment aggregated $158 million during the first half of 2010, a 25% increase from the $127 million earned in the six months ended June 30, 2009. Factors contributing to that increase were a $31 million improvement in net interest income, reflecting a $2.7 billion increase in average deposit balances, and a $22 million decrease in the provision for credit losses, partly due to lower net charge-offs.
     The Commercial Real Estate segment contributed net income of $44 million in each of the two most recent quarters, compared with $23 million in the second quarter of 2009. The favorable performance in 2010’s second quarter as compared with the year-earlier quarter was the result of a decline in the provision for credit losses of $28 million, primarily due to lower net charge-offs, and a $10 million rise in net interest income, the result of a 21 basis point widening of the net interest margin on loans and a $704 million increase in average loan balances, which predominantly resulted from the acquisition of Provident. Partially offsetting those factors were higher foreclosure-related costs of $3 million and other noninterest expenses of $2 million. As compared with 2010’s first quarter, growth in net interest income of $3 million, the result of a 7 basis point widening of the net interest margin on loans, and a $2 million decrease in the provision for credit losses, were largely offset by a $2 million decline in mortgage banking revenues and higher foreclosure-related costs of $2 million. Net contribution for the Commercial Real Estate segment increased to $87 million for the first six months of 2010, up 32% from $66 million in the similar 2009 period. Contributing to that improvement were higher net interest income of $27 million, resulting from the combination of a 22 basis point widening of the net interest margin on loans and higher average loan balances of $1.1 billion (predominantly the result of the Provident acquisition), and a $13 million decrease in the provision for credit losses, mainly due to lower net charge-offs of loans, partially offset by $3 million increases in each of personnel and foreclosure-related costs.
     The Discretionary Portfolio segment incurred net losses of $4 million, $3 million and $16 million in the quarters ended June 30, 2010, June 30, 2009, and March 31, 2010, respectively. Included in the results of each of those quarters were pre-tax OTTI charges of $10 million, $25 million and $27 million, respectively. The impairment charges recorded in this segment relate predominantly to privately issued CMOs held in the Company’s available-for-sale investment securities portfolio. Excluding the impairment losses, the decline in the recent quarter’s performance as compared with the year-earlier period resulted from a $29 million decrease in net interest income, resulting from a 43 basis point narrowing of this segment’s net interest margin, partially offset by a decrease in the provision for credit losses of $8 million, due to reduced net charge-offs. On that same basis, the recent quarter’s improved performance as compared with the initial 2010 quarter resulted from higher income from bank owned life insurance. For the first six months of 2010, the Discretionary Portfolio incurred a net loss of $20 million, compared with an $8 million net loss in 2009’s first half. Excluding the impact of impairment charges aggregating $37 million and $57 million in those respective periods, net income in 2010 was $2 million, compared with $25 million in 2009. That decline in performance reflects a $57 million decrease in net interest income, due to a 42 basis point narrowing of the net interest margin, that was partly offset by a lower provision for credit losses of $13 million, primarily due to decreased net charge-offs.

     The Residential Mortgage Banking segment recorded net losses of $467 thousand and $11 million in the quarters ended June 30, 2010 and 2009, respectively, compared with net income of $595 thousand in the first quarter of 2010. As compared with the year-earlier quarter, factors contributing to the recent quarter’s improved results included a $21 million decline in foreclosure-related costs (the result of updated appraised values on certain previously foreclosed-upon residential real estate development projects in the 2009’s second quarter), a lower provision for credit losses of $10 million, due to lower net charge-offs of loans to builders and developers of residential real estate, and a decrease in personnel expenses of $5 million. Partially offsetting those positive factors were the impact of a $9 million partial reversal of the capitalized mortgage servicing rights valuation allowance in the second quarter of 2009 (a $2 million addition to such allowance was recorded in the recent quarter) and lower revenues from residential mortgage origination and sales activities of $5 million. When comparing the recent quarter’s performance with the first 2010 quarter, a $4 million rise in the provision for credit losses, resulting from higher net charge-offs, was partially offset by a $2 million increase in revenues from residential mortgage origination and sales activities. Net income of this segment for the first half of 2010 was $128 thousand, compared with a net loss of $5 million for the corresponding 2009 period. The main factors contributing to the improvement were a $21 million decline in the provision for credit losses, due to lower net charge-offs of loans to builders and developers of residential real estate, and a $20 million decrease in foreclosure-related expenses offset, in part, by reduced revenues relating to residential mortgage origination and sales activities of $18 million and a $13 million partial reversal of the capitalized mortgage servicing rights valuation allowance in the 2009 period, compared with a $2 million addition recorded during the 2010 period.
     Net contribution from the Retail Banking segment totaled $67 million in 2010’s second quarter, 24% above $54 million earned in the second quarter of 2009 and 14% higher than $59 million in the initial quarter of 2010. Factors contributing to the higher net income as compared with 2009’s second quarter included a $15 million increase in fees earned for providing deposit account services, due in part to the Provident acquisition, a decline of $15 million in FDIC assessments, and a $5 million reduction in the provision for credit losses, primarily due to lower net charge-offs of loans. Partially offsetting those factors was a $13 million decrease in net interest income, mainly the result of a 34 basis point narrowing of the net interest margin on deposits. The improved net income as compared with the three months ended March 31, 2010 was driven by an $11 million increase in fees earned for providing deposit account services. Through June 30, net income for this segment aggregated $126 million in 2010, up 18% from $107 million in 2009. The improvement in net income was due largely to the following factors: a $32 million rise in fees earned for providing deposit account services, largely the result of the Provident acquisition; reduced FDIC assessments of $12 million; and a lower provision for credit losses of $10 million, mostly the result of a decline in net charge-offs. Offsetting those factors were a $9 million increase in each of personnel and net occupancy expenses, predominantly due to the acquired operations of Provident, and an $8 million decline in net interest income. The lower net interest income resulted from a 30 basis point narrowing of the net interest margin on deposits, offset by an 11 basis point widening of the net interest margin on loans and increases in average deposit and loan balances of $791 million and $686 million, respectively, largely due to the Provident acquisition.
     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s equity in the earnings (loss) of BLG, merger-related gains and expenses resulting from acquisitions of financial institutions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The various components of the “All Other” category resulted in net losses of $26 million in the recently completed quarter, $113 million in the year-earlier quarter and $38 million in the first quarter of 2010. As compared with 2009’s second quarter, the lower net loss in the second quarter of 2010 was mainly due to the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses, and merger-related costs incurred in 2009’s second quarter associated with M&T’s acquisition of Provident, which totaled $66 million (there were no merger-related costs in the recent quarter). Partly offsetting those favorable factors was the recent quarter $12 million OTTI charge related to AIB ADSs which were obtained in M&T’s acquisition of Allfirst in 2003. The recent quarter’s lower net loss as compared with the prior quarter was due to the impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses, and a $17 million decline in personnel costs, reflecting decreased costs for stock-based compensation, payroll-related taxes and contributions to retirement savings plan benefits associated with annual incentive compensation payments made in the first quarter of each year, partially offset by the recent quarter’s OTTI charge. For the first six months of 2010, the “All Other” category recorded a net loss of $64 million, compared with a net loss of $232 million in the corresponding 2009 period. The lower net loss experienced in 2010 reflects the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses, as well as $69 million of merger-related expenses associated with M&T’s acquisition of Provident. There were no merger-related expenses in 2010.
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
     In June 2009, the FASB also issued amended accounting guidance relating to accounting for transfers of financial assets to eliminate the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. The amended guidance became effective as of January 1, 2010. The recognition and measurement provisions of the amended guidance were applied to transfers that occur on or after the effective date. Additionally, beginning January 1, 2010, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities must now be evaluated for consolidation in accordance with applicable consolidation guidance, including the new accounting guidance relating to the consolidation of variable interest entities discussed in the previous paragraph.
     Effective January 1, 2010, the Company included in its consolidated financial statements one-to-four family residential mortgage loans that were included in two separate non-recourse securitization transactions using qualified special trusts. The effect of that consolidation was to increase loans receivable by $424 million, decrease the amortized cost of available-for-sale investment securities by $360 million (fair value of $355 million), and increase borrowings by $65 million as of January 1, 2010. Information concerning these securitization transactions is included in note 11 of Notes to Financial Statements.
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
     In April 2010, the FASB issued amended accounting guidance relating to the effect of a loan modification when the loan is part of a pool that is accounted for as a single asset under the guidance for loans and debt securities acquired with deteriorated credit quality. The amended guidance requires modifications of loans that are accounted for within a pool to remain in the pool even if the modification would be considered a troubled debt restructuring. Companies are required to continue to review the pool of assets in which the modified loan is included to determine whether the pool is impaired if the expected cash flows for the pool change. The guidance is effective for prospective modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. The Company does not anticipate that the adoption of this guidance will have a significant impact on the reporting of its financial position or results of its operations.
     In July 2010, the FASB issued amended disclosure guidance relating to credit risk inherent in an entity’s portfolio of financing receivables and the related allowance for credit losses. The amended disclosures will be required at two disaggregated levels. One level of disaggregation is the portfolio segment which represents the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The second level of disaggregation is the class of financing receivables which generally represents a disaggregation of a portfolio segment. The amended disclosures include a rollforward of the allowance for credit losses by portfolio segment with the ending balance further disaggregated on the basis of the impairment method, the related recorded investment in each portfolio segment, the nonaccrual status of financing receivables by class, the impaired financing receivables by class, the credit quality indicators of financing receivables at the end of the reporting period by class, the aging of past due financing receivables at the end of the reporting period by class, the nature and extent of troubled debt restructurings that occurred during the period by class and their effect on the allowance for credit losses, the nature and extent of financing receivables modified as troubled debt restructurings within the previous twelve months that defaulted during the reporting period by class and their effect on the allowance for credit losses, and the significant purchases and sales of financing receivables during the reporting period by portfolio segment. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Upon initial application, the disclosures are not required for earlier periods that are presented for comparative purposes. The Company intends to comply with the disclosure requirements when they become effective.
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
     Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, credit losses and market values on loans, collateral securing loans and other assets; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; legislation affecting the financial services industry as a whole, and M&T and its subsidiaries individually or collectively, including tax legislation; regulatory supervision and oversight, including monetary policy and capital requirements; changes in accounting policies or procedures as may be required by the FASB or other regulatory agencies; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries’ future businesses; and material differences in the actual financial results of merger, acquisition and investment activities compared with M&T’s initial expectations, including the full realization of anticipated cost savings and revenue enhancements.
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

M&T BANK CORPORATION AND SUBSIDIARIES
Table 1
QUARTERLY TRENDS

	2010 Quarters		2009 Quarters
	Second	First	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$690,889	682,309	698,556	706,388	682,637	659,445
Interest expense	117,557	120,052	133,950	152,938	175,856	206,705

Net interest income	573,332	562,257	564,606	553,450	506,781	452,740
Less: provision for credit losses	85,000	105,000	145,000	154,000	147,000	158,000
Other income	273,557	257,706	265,890	278,226	271,649	232,341
Less: other expense	476,068	489,362	478,451	500,056	563,710	438,346

Income before income taxes	285,821	225,601	207,045	177,620	67,720	88,735
Applicable income taxes	90,967	68,723	64,340	44,161	11,318	19,581
Taxable-equivalent adjustment	6,105	5,923	5,887	5,795	5,214	4,933

Net income	$188,749	150,955	136,818	127,664	51,188	64,221

Net income available to common equity	$176,088	138,341	124,251	115,143	40,964	55,322
Per common share data
Basic earnings	$1.47	1.16	1.05	.97	.36	.49
Diluted earnings	1.46	1.15	1.04	.97	.36	.49
Cash dividends	$.70	.70	.70	.70	.70	.70
Average common shares outstanding
Basic	118,054	117,765	117,506	117,370	113,218	110,439
Diluted	118,878	118,256	117,672	117,547	113,521	110,439

Performance ratios, annualized
Return on
Average assets	1.11%	.89%	.79%	.73%	.31%	.40%
Average common stockholders’ equity	9.67%	7.86%	7.09%	6.72%	2.53%	3.61%
Net interest margin on average earning assets (taxable-equivalent basis)	3.84%	3.78%	3.71%	3.61%	3.43%	3.19%
Nonaccrual loans to total loans and leases, net of unearned discount	2.13%	2.60%	2.56%	2.35%	2.11%	2.05%
Efficiency ratio (a)	54.77%	57.82%	54.62%	57.21%	61.93%	60.82%

Net operating (tangible) results (b)
Net operating income (in thousands)	$197,752	160,953	150,776	128,761	100,805	75,034
Diluted net operating income per common share	1.53	1.23	1.16	.98	.79	.59
Annualized return on
Average tangible assets	1.23%	1.00%	.92%	.78%	.64%	.50%
Average tangible common equity	20.36%	17.34%	16.73%	14.87%	12.08%	9.36%
Efficiency ratio (a)	53.06%	55.88%	52.69%	55.21%	60.03%	58.68%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$68,334	68,883	68,919	69,154	66,984	64,766
Total tangible assets (c)	64,679	65,216	65,240	65,462	63,500	61,420
Earning assets	59,811	60,331	60,451	60,900	59,297	57,509
Investment securities	8,376	8,172	8,197	8,420	8,508	8,490
Loans and leases, net of unearned discount	51,278	51,948	52,087	52,320	50,554	48,824
Deposits	47,932	47,394	47,365	46,720	43,846	41,487
Common equity (c)	7,302	7,136	6,957	6,794	6,491	6,212
Tangible common equity (c)	3,647	3,469	3,278	3,102	3,007	2,866

At end of quarter
Total assets (c)	$68,154	68,439	68,880	68,997	69,913	64,883
Total tangible assets (c)	64,505	64,778	65,208	65,312	66,215	61,544
Earning assets	59,368	59,741	59,928	59,993	61,044	56,823
Investment securities	8,098	8,105	7,781	7,634	8,155	7,687
Loans and leases, net of unearned discount	51,061	51,444	51,937	52,204	52,715	48,918
Deposits	47,523	47,538	47,450	46,862	46,755	42,477
Common equity, net of undeclared preferred dividends (c)	7,360	7,177	7,017	6,879	6,669	6,329
Tangible common equity (c)	3,711	3,516	3,345	3,194	2,971	2,990
Equity per common share	61.77	60.40	59.31	58.22	56.51	56.95
Tangible equity per common share	31.15	29.59	28.27	27.03	25.17	26.90

Market price per common share
High	$96.15	85.00	69.89	67.46	61.87	59.08
Low	74.11	66.32	59.09	50.33	43.50	29.11
Closing	84.95	79.38	66.89	62.32	50.93	45.24

(a)	Excludes impact of merger-related gains and expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in table 2.

(c)	The difference between total assets and total tangible assets, and common equity and tangible common equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in table 2.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2010 Quarters			2009 Quarters
	Second	First	Fourth	Third	Second	First

Income statement data
In thousands, except per share
Net income
Net income	$188,749	150,955	136,818	127,664	51,188	64,221
Amortization of core deposit and other intangible assets (a)	9,003	9,998	10,152	10,270	9,247	9,337
Merger-related gain (a)	—	—	—	(17,684)	—	—
Merger-related expenses (a)	—	—	3,806	8,511	40,370	1,476

Net operating income	$197,752	160,953	150,776	128,761	100,805	75,034

Earnings per common share
Diluted earnings per common share	$1.46	1.15	1.04	.97	.36	.49
Amortization of core deposit and other intangible assets (a)	.07	.08	.09	.09	.08	.09
Merger-related gain (a)	—	—	—	(.15)	—	—
Merger-related expenses (a)	—	—	.03	.07	.35	.01

Diluted net operating earnings per common share	$1.53	1.23	1.16	.98	.79	.59

Other expense
Other expense	$476,068	489,362	478,451	500,056	563,710	438,346
Amortization of core deposit and other intangible assets	(14,833)	(16,475)	(16,730)	(16,924)	(15,231)	(15,370)
Merger-related expenses	—	—	(6,264)	(14,010)	(66,457)	(2,426)

Noninterest operating expense	$461,235	472,887	455,457	469,122	482,022	420,550

Merger-related expenses
Salaries and employee benefits	$—	—	381	870	8,768	11
Equipment and net occupancy	—	—	545	1,845	581	4
Printing, postage and supplies	—	—	233	629	2,514	301
Other costs of operations	—	—	5,105	10,666	54,594	2,110

Total	$—	—	6,264	14,010	66,457	2,426

Balance sheet data
In millions
Average assets
Average assets	$68,334	68,883	68,919	69,154	66,984	64,766
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,326)	(3,192)
Core deposit and other intangible assets	(160)	(176)	(191)	(208)	(188)	(176)
Deferred taxes	30	34	37	41	30	22

Average tangible assets	$64,679	65,216	65,240	65,462	63,500	61,420

Average common equity
Average total equity	$8,036	7,868	7,686	7,521	7,127	6,780
Preferred stock	(734)	(732)	(729)	(727)	(636)	(568)

Average common equity	7,302	7,136	6,957	6,794	6,491	6,212

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,326)	(3,192)
Core deposit and other intangible assets	(160)	(176)	(191)	(208)	(188)	(176)
Deferred taxes	30	34	37	41	30	22

Average tangible common equity	$3,647	3,469	3,278	3,102	3,007	2,866

At end of quarter
Total assets
Total assets	$68,154	68,439	68,880	68,997	69,913	64,883
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,192)
Core deposit and other intangible assets	(152)	(167)	(182)	(199)	(216)	(168)
Deferred taxes	28	31	35	39	43	21

Total tangible assets	$64,505	64,778	65,208	65,312	66,215	61,544

Total common equity
Total equity	$8,102	7,916	7,753	7,612	7,400	6,902
Preferred stock	(735)	(733)	(730)	(728)	(725)	(568)
Undeclared dividends — preferred stock	(7)	(6)	(6)	(5)	(6)	(5)

Common equity, net of undeclared preferred dividends	7,360	7,177	7,017	6,879	6,669	6,329

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,192)
Core deposit and other intangible assets	(152)	(167)	(182)	(199)	(216)	(168)
Deferred taxes	28	31	35	39	43	21

Total tangible common equity	$3,711	3,516	3,345	3,194	2,971	2,990

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2010 Second Quarter			2010 First Quarter			2009 Fourth Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$13,096	$131,460	4.03%	13,408	128,147	3.88%	13,527	132,068	3.87%
Real estate — commercial	20,759	240,728	4.64	20,867	233,561	4.48	20,950	234,541	4.48
Real estate — consumer	5,653	75,643	5.35	5,742	76,283	5.31	5,457	73,290	5.37
Consumer	11,770	153,728	5.24	11,931	154,688	5.26	12,153	162,832	5.32

Total loans and leases, net	51,278	601,559	4.71	51,948	592,679	4.63	52,087	602,731	4.59

Interest-bearing deposits at banks	81	5	.02	127	6	.02	74	14	.08
Federal funds sold and agreements to resell securities	10	11	.41	24	13	.22	23	11	.19
Trading account	66	159	.96	60	121	.80	70	117	.66
Investment securities**
U.S. Treasury and federal agencies	4,758	51,282	4.32	4,396	49,131	4.53	3,880	44,984	4.60
Obligations of states and political subdivisions	272	3,963	5.85	268	3,741	5.66	270	4,084	5.99
Other	3,346	33,910	4.07	3,508	36,618	4.23	4,047	46,615	4.57

Total investment securities	8,376	89,155	4.27	8,172	89,490	4.44	8,197	95,683	4.63

Total earning assets	59,811	690,889	4.63	60,331	682,309	4.59	60,451	698,556	4.58

Allowance for credit losses	(905)			(900)			(890)
Cash and due from banks	1,068			1,136			1,184
Other assets	8,360			8,316			8,174

Total assets	$68,334			68,883			68,919

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$619	219	.14	585	200	.14	579	261	.18
Savings deposits	25,942	21,464	.33	25,068	20,449	.33	24,237	22,190	.36
Time deposits	6,789	26,254	1.55	7,210	29,446	1.66	8,304	39,516	1.89
Deposits at foreign office	972	376	.16	1,237	325	.11	1,300	353	.11

Total interest-bearing deposits	34,322	48,313	.56	34,100	50,420	.60	34,420	62,320	.72

Short-term borrowings	1,763	726	.17	2,367	887	.15	2,308	1,002	.17
Long-term borrowings	9,454	68,518	2.91	10,160	68,745	2.74	10,253	70,628	2.73

Total interest-bearing liabilities	45,539	117,557	1.04	46,627	120,052	1.04	46,981	133,950	1.13

Noninterest-bearing deposits	13,610			13,294			12,945
Other liabilities	1,149			1,094			1,307

Total liabilities	60,298			61,015			61,233

Stockholders’ equity	8,036			7,868			7,686

Total liabilities and stockholders’ equity	$68,334			68,883			68,919

Net interest spread			3.59			3.55			3.45
Contribution of interest-free funds			.25			.23			.26

Net interest income/margin on earning assets		$573,332	3.84%		562,257	3.78%		564,606	3.71%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.
(continued)

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3 (continued)
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2009 Third Quarter			2009 Second Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$13,801	$131,433	3.78%	14,067	131,886	3.76%
Real estate — commercial	20,843	233,370	4.48	19,719	219,813	4.46
Real estate — consumer	5,429	73,752	5.43	5,262	71,079	5.40
Consumer	12,247	165,665	5.37	11,506	155,609	5.42

Total loans and leases, net	52,320	604,220	4.58	50,554	578,387	4.59

Interest-bearing deposits at banks	66	7	.04	42	5	.05
Federal funds sold and agreements to resell securities	11	17	.58	73	43	.23
Trading account	83	169	.82	120	231	.77
Investment securities**
U.S. Treasury and federal agencies	3,803	45,216	4.72	3,806	46,353	4.88
Obligations of states and political subdivisions	278	3,965	5.66	198	2,924	5.94
Other	4,339	52,794	4.83	4,504	54,694	4.87

Total investment securities	8,420	101,975	4.81	8,508	103,971	4.90

Total earning assets	60,900	706,388	4.60	59,297	682,637	4.62

Allowance for credit losses	(882)			(867)
Cash and due from banks	1,135			1,077
Other assets	8,001			7,477

Total assets	$69,154			66,984

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$541	288	.21	515	246	.19
Savings deposits	23,367	22,076	.37	22,480	26,362	.47
Time deposits	9,246	50,678	2.17	8,858	55,697	2.52
Deposits at foreign office	1,444	481	.13	1,460	576	.16

Total interest-bearing deposits	34,598	73,523	.84	33,313	82,881	1.00

Short-term borrowings	2,663	1,764	.26	3,211	2,015	.25
Long-term borrowings	11,008	77,651	2.80	11,482	90,960	3.18

Total interest-bearing liabilities	48,269	152,938	1.26	48,006	175,856	1.47

Noninterest-bearing deposits	12,122			10,533
Other liabilities	1,242			1,318

Total liabilities	61,633			59,857

Stockholders’ equity	7,521			7,127

Total liabilities and stockholders’ equity	$69,154			66,984

Net interest spread			3.34			3.15
Contribution of interest-free funds			.27			.28

Net interest income/margin on earning assets		$553,450	3.61%		506,781	3.43%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures.
          (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of June 30, 2010.
          (b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.
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
Item 1A. Risk Factors.
          In addition to the risk factors relating to M&T that were disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2009, the following risk factor could significantly impact M&T’s operations and its financial results:
•	Legislative actions taken now or in the future may have a significant adverse effect on M&T’s operations. A number of regulatory initiatives directed at the financial services industry have been proposed in recent months. One of those initiatives, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and will require the newly created Bureau of Consumer Financial Protection and other federal agencies to implement many new rules. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact M&T’s business. It is expected, however, that at a minimum they will result in increased costs and therefore may adversely impact M&T’s business, results of operations, financial condition and liquidity.

Another such initiative relates to the restricted ability of financial institutions to impose overdraft charges on certain customer transactions. Beginning on July 1, 2010 for new customers and August 15, 2010 for existing customers, federal rules will prohibit a financial institution from assessing a fee to complete an ATM withdrawal or one-time debit card transaction which will cause an overdraft unless the customer consents in advance. It is expected that such rules will result in a decline in service charges on deposit accounts as discussed in more detail under the caption “Other Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          (a)–(b) Not applicable.
          (c)

Issuer Purchases of Equity Securities
(d)Maximum
			(c)Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)	Programs	Programs (2)

April 1 - April 30, 2010	8,795	$86.52	—	2,181,500
May 1 - May 31, 2010	1,930	83.92	—	2,181,500
June 1 - June 30, 2010	2,962	94.15	—	2,181,500

Total	13,687	$87.80	—

(1)	The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.

(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.
Item 3. Defaults Upon Senior Securities.
          (Not applicable.)
Item 4. (Removed and Reserved).
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

M&T BANK CORPORATION
Date: August 4, 2010	By:	/s/ René F. Jones
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