Form 10-Q/A
period 2010-06-30
M&T BANK CORP
filed 2010-09-02
CIK 36270

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

Explanatory Note
The purpose of this Amendment No. 1 to the M&T Bank Corporation (“M&T”) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission on August 4, 2010, is to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. Exhibit 101 contains information from M&T’s Form 10-Q formatted in Extensible Business Reporting Language (“XBRL”).
Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of M&T. Investors should continue to rely on the official filed version of the Form 10-Q in making investment decisions. No other changes have been made to the Form 10-Q. This Form 10-Q/A Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update any disclosures made in the Form 10-Q.
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
Item 6. Exhibits.

Exhibit
No.
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1*	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2*	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF**	XBRL Taxonomy Definition Linkbase.

*	Filed with M&T’s Form 10-Q as filed on August 4, 2010.

**	Furnished with this Form 10-Q/A Amendment No. 1.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION
Date: September 1, 2010	By:	/s/ René F. Jones
René F. Jones
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1*	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2*	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF**	XBRL Taxonomy Definition Linkbase.

*	Filed with M&T’s Form 10-Q as filed on August 4, 2010.

**	Furnished with this Form 10-Q/A Amendment No. 1.

3