Form 10-Q
period 2010-09-30
M&T BANK CORP
filed 2010-11-05
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on October 29, 2010: 119,378,052 shares.

M&T BANK CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		September 30,	December 31,
Dollars in thousands, except per share		2010	2009

Assets
	Cash and due from banks	$1,070,625	1,226,223
	Interest-bearing deposits at banks	401,624	133,335
	Federal funds sold	18,700	20,119
	Agreements to resell securities	425,000	—
	Trading account	536,702	386,984
	Investment securities (includes pledged securities that can be sold or repledged of $1,807,027 at September 30, 2010; $1,797,701 at December 31, 2009)
	Available for sale (cost: $5,852,314 at September 30, 2010; $6,997,009 at December 31, 2009)	5,783,496	6,704,378
	Held to maturity (fair value: $1,338,044 at September 30, 2010; $416,483 at December 31, 2009)	1,425,717	567,607
	Other (fair value: $453,502 at September 30, 2010; $508,624 at December 31, 2009)	453,502	508,624

	Total investment securities	7,662,715	7,780,609

	Loans and leases	51,129,133	52,306,457
	Unearned discount	(337,575)	(369,771)
	Allowance for credit losses	(894,720)	(878,022)

	Loans and leases, net	49,896,838	51,058,664

	Premises and equipment	421,352	435,845
	Goodwill	3,524,625	3,524,625
	Core deposit and other intangible assets	139,186	182,418
	Accrued interest and other assets	4,149,470	4,131,577

	Total assets	$68,246,837	68,880,399

Liabilities
	Noninterest-bearing deposits	$14,665,603	13,794,636
	NOW accounts	1,251,452	1,396,471
	Savings deposits	25,964,136	23,676,798
	Time deposits	6,119,516	7,531,495
	Deposits at foreign office	653,916	1,050,438

	Total deposits	48,654,623	47,449,838

	Federal funds purchased and agreements to repurchase securities	1,142,103	2,211,692
	Other short-term borrowings	69,580	230,890
	Accrued interest and other liabilities	1,157,250	995,056
	Long-term borrowings	8,991,508	10,240,016

	Total liabilities	60,015,064	61,127,492

Stockholders’ equity
	Preferred stock, $1.00 par, 1,000,000 shares authorized, 778,000 shares issued and oustanding (liquidation preference $1,000 per share)	737,979	730,235
	Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued	60,198	60,198
	Common stock issuable, 70,925 shares at September 30, 2010; 75,170 shares at December 31, 2009	4,146	4,342
	Additional paid-in capital	2,408,737	2,442,947
	Retained earnings	5,319,198	5,076,884
	Accumulated other comprehensive income (loss), net	(192,554)	(335,997)
	Treasury stock — common, at cost -1,032,949 shares at September 30, 2010; 2,173,916 shares at December 31, 2009	(105,931)	(225,702)

	Total stockholders’ equity	8,231,773	7,752,907

	Total liabilities and stockholders’ equity	$68,246,837	68,880,399

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended September 30		Nine months ended September 30
In thousands, except per share		2010	2009	2010	2009

Interest income
	Loans and leases, including fees	$603,199	599,859	$1,788,245	1,728,422
	Deposits at banks	34	7	45	20
	Federal funds sold	9	17	29	56
	Agreements to resell securities	32	—	36	62
	Trading account	94	135	287	450
	Investment securities
	Fully taxable	80,043	97,963	250,922	297,563
	Exempt from federal taxes	2,489	2,612	7,506	5,955

	Total interest income	685,900	700,593	2,047,070	2,032,528

Interest expense
	NOW accounts	219	288	638	861
	Savings deposits	21,453	22,076	63,366	90,360
	Time deposits	23,309	50,678	79,009	166,704
	Deposits at foreign office	315	481	1,016	2,038
	Short-term borrowings	760	1,764	2,373	6,127
	Long-term borrowings	69,976	77,651	207,239	269,409

	Total interest expense	116,032	152,938	353,641	535,499

	Net interest income	569,868	547,655	1,693,429	1,497,029
	Provision for credit losses	93,000	154,000	283,000	459,000

	Net interest income after provision for credit losses	476,868	393,655	1,410,429	1,038,029

Other income
	Mortgage banking revenues	61,052	48,169	149,612	157,385
	Service charges on deposit accounts	117,733	128,502	367,004	342,010
	Trust income	30,485	31,586	91,582	98,908
	Brokerage services income	12,127	14,329	38,021	43,215
	Trading account and foreign exchange gains	6,035	7,478	14,531	16,456
	Gain (loss) on bank investment securities	1,440	(56)	1,909	811
	Total other-than-temporary impairment (“OTTI”) losses	(16,486)	(64,232)	(67,052)	(202,737)
	Portion of OTTI losses recognized in other comprehensive income (before taxes)	6,954	17,199	8,338	98,736

	Net OTTI losses recognized in earnings	(9,532)	(47,033)	(58,714)	(104,001)

	Equity in earnings of Bayview Lending Group LLC	(6,460)	(10,912)	(18,353)	(15,263)
	Other revenues from operations	77,019	106,163	235,570	242,695

	Total other income	289,899	278,226	821,162	782,216

Other expense
	Salaries and employee benefits	246,389	255,449	756,296	754,793
	Equipment and net occupancy	54,353	58,195	165,185	157,688
	Printing, postage and supplies	7,820	8,229	25,412	28,878
	Amortization of core deposit and other intangible assets	13,526	16,924	44,834	47,525
	FDIC assessments	18,039	21,124	60,995	76,617
	Other costs of operations	140,006	140,135	392,841	436,611

	Total other expense	480,133	500,056	1,445,563	1,502,112

	Income before taxes	286,634	171,825	786,028	318,133
	Income taxes	94,619	44,161	254,309	75,060

	Net income	$192,015	127,664	$531,719	243,073

	Net income available to common equity	$179,306	115,143	$493,735	211,429

	Net income per common share
	Basic	$1.49	.97	$4.12	1.84
	Diluted	1.48	.97	4.10	1.84

	Cash dividends per common share	$.70	.70	$2.10	2.10

	Average common shares outstanding
	Basic	118,320	117,370	118,048	113,701
	Diluted	119,155	117,547	118,766	113,800

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine months ended September 30
In thousands	2010	2009

Cash flows from operating activities
Net income	$531,719	243,073
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	283,000	459,000
Depreciation and amortization of premises and equipment	51,216	43,050
Amortization of capitalized servicing rights	42,917	46,997
Amortization of core deposit and other intangible assets	44,834	47,525
Provision for deferred income taxes	49,111	82,904
Asset write-downs	68,430	131,822
Net gain on sales of assets	(3,006)	(249)
Net change in accrued interest receivable, payable	4,764	(5,154)
Net change in other accrued income and expense	119,728	34,206
Net change in loans originated for sale	67,172	8,144
Net change in trading account assets and liabilities	(10,482)	(15,797)

Net cash provided by operating activities	1,249,403	1,075,521

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	21,220	7,159
Other	62,331	115,336
Proceeds from maturities of investment securities
Available for sale	1,097,531	1,803,946
Held to maturity	139,555	76,084
Purchases of investment securities
Available for sale	(414,992)	(68,724)
Held to maturity	(993,162)	(25,289)
Other	(7,209)	(2,886)
Net (increase) decrease in agreements to resell securities	(425,000)	90,000
Net decrease in loans and leases	1,087,784	513,519
Net increase in interest-bearing deposits at banks	(268,289)	(21,981)
Other investments, net	(41,093)	(23,496)
Capital expenditures, net	(39,380)	(27,664)
Acquisitions, net of cash acquired
Banks and bank holding companies	—	202,993
Other, net	34,411	40,776

Net cash provided by investing activities	253,707	2,679,773

Cash flows from financing activities
Net increase (decrease) in deposits	1,217,511	(1,125,110)
Net decrease in short-term borrowings	(1,230,890)	(260,488)
Payments on long-term borrowings	(1,399,101)	(2,301,894)
Dividends paid — common	(251,125)	(242,551)
Dividends paid — preferred	(30,169)	(21,890)
Other, net	33,647	2,202

Net cash used by financing activities	(1,660,127)	(3,949,731)

Net decrease in cash and cash equivalents	(157,017)	(194,437)
Cash and cash equivalents at beginning of period	1,246,342	1,568,151

Cash and cash equivalents at end of period	$1,089,325	1,373,714

Supplemental disclosure of cash flow information
Interest received during the period	$2,072,464	2,042,092
Interest paid during the period	360,289	525,657
Income taxes paid (refunded) during the period	214,903	(8,157)

Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$165,933	69,518
Increase (decrease) from consolidation of securitization trusts:
Loans	423,865	—
Investment securities — available for sale	(360,471)	—
Long-term borrowings	65,419	—
Accrued interest and other	2,025	—
Securitization of residential mortgage loans allocated to:
Available for sale investment securities	—	140,942
Capitalized servicing rights	—	788
Acquisitions:
Fair value of:
Assets acquired (noncash)	—	6,581,433
Liabilities assumed	—	6,318,998
Preferred stock issued	—	155,779
Common stock issued	—	272,824
Common stock options	—	1,367
Common stock warrants	—	6,467

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
						other
			Common	Additional		comprehensive
	Preferred	Common	stock	paid-in	Retained	income	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	(loss), net	stock	Total

2009
Balance-January 1, 2009	$567,463	60,198	4,617	2,897,907	5,062,754	(736,881)	(1,071,327)	6,784,731
Comprehensive income:
Net income	—	—	—	—	243,073	—	—	243,073
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	309,150	—	309,150
Defined benefit plans liability adjustment	—	—	—	—	—	1,818	—	1,818
Unrealized losses on terminated cash flow hedges	—	—	—	—	—	6,627	—	6,627

								560,668

Acquisition of Provident Bankshares Corporation:
Preferred stock issued	155,779	—	—	—	—	—	—	155,779
Common stock issued	—	—	—	(348,080)	—	—	620,904	272,824
Common stock options	—	—	—	1,367	—	—	—	1,367
Common stock warrants	—	—	—	6,467	—	—	—	6,467

Issuance of common stock to defined benefit pension plan	—	—	—	(51,417)	—	—	95,706	44,289
Preferred stock cash dividends	—	—	—	—	(21,890)	—	—	(21,890)
Amortization of preferred stock discount	4,506	—	—	—	(4,506)	—	—	—
Repayment of management stock ownership program receivable				195				195
Stock-based compensation plans:
Compensation expense	—	—	—	(31,677)	—	—	74,642	42,965
Exercises of stock options	—	—	—	(24,335)	—	—	31,751	7,416
Directors’ stock plan	—	—	—	(1,082)	—	—	2,050	968
Deferred compensation plans, net, including dividend equivalents	—	—	(326)	(502)	(152)	—	1,035	55
Common stock cash dividends — $2.10 per share	—	—	—	—	(243,471)	—	—	(243,471)

Balance — September 30, 2009	$727,748	60,198	4,291	2,448,843	5,035,808	(419,286)	(245,239)	7,612,363

2010
Balance-January 1, 2010	$730,235	60,198	4,342	2,442,947	5,076,884	(335,997)	(225,702)	7,752,907
Comprehensive income:
Net income	—	—	—	—	531,719	—	—	531,719
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	140,392	—	140,392
Defined benefit plans liability adjustment	—	—	—	—	—	3,262	—	3,262
Unrealized gain on terminated cash flow hedge	—	—	—	—	—	(211)	—	(211)

								675,162

Preferred stock cash dividends	—	—	—	—	(30,169)	—	—	(30,169)
Amortization of preferred stock discount	7,744	—	—	—	(7,744)	—	—	—
Repayment of management stock ownership program receivable	—	—	—	2,686	—	—	—	2,686
Stock-based compensation plans:
Compensation expense	—	—	—	(3,545)	—	—	46,697	43,152
Exercises of stock options	—	—	—	(25,639)	—	—	58,892	33,253
Stock purchase plan	—	—	—	(8,482)	—	—	17,480	8,998
Directors’ stock plan	—	—	—	(289)	—	—	1,116	827
Deferred compensation plans, net, including dividend equivalents	—	—	(196)	(295)	(147)	—	611	(27)
Other	—	—	—	1,354	—	—	(5,025)	(3,671)
Common stock cash dividends — $2.10 per share	—	—	—	—	(251,345)	—	—	(251,345)

Balance — September 30, 2010	$737,979	60,198	4,146	2,408,737	5,319,198	(192,554)	(105,931)	8,231,773

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
2. Acquisitions
On August 28, 2009, M&T Bank, M&T’s principal banking subsidiary, entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits and acquire certain assets of Bradford Bank (“Bradford”), based in Baltimore, Maryland. As part of the transaction, M&T Bank entered into a loss-share arrangement with the FDIC whereby M&T Bank will be reimbursed by the FDIC for most losses it incurs on the acquired loan portfolio. The transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair value on the acquisition date. Assets acquired totaled approximately $469 million, including $302 million of loans, and liabilities assumed aggregated $440 million, including $361 million of deposits. In accordance with GAAP, M&T Bank recorded an after-tax gain on the transaction of $18 million ($29 million before taxes) during the third quarter of 2009. There was no goodwill or other intangible assets recorded in connection with this transaction. The Bradford acquisition transaction did not have a material impact on the Company’s consolidated statement of position or results of operations.
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

     Interest income on acquired loans for the three and nine months ended September 30, 2010 was approximately $43 million and $121 million, respectively, and for the third quarter of 2009 and for the period from the date of acquisition to September 30, 2009 was approximately $44 million and $63 million, respectively. The outstanding principal balance and the carrying amount of these loans that is included in the consolidated balance sheet at September 30, 2010 is as follows:

(in thousands)
Outstanding principal balance	$3,330,133
Carrying amount	3,142,319
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
     In connection with the Provident and Bradford acquisition transactions, the Company incurred merger-related expenses for professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers;

NOTES TO FINANCIAL STATEMENTS, CONTINUED
2. Acquisitions, continued
severance (for former Provident employees) and incentive compensation costs; travel costs; and printing, supplies and other costs of commencing operations in new markets and offices. A summary of merger-related expenses included in the consolidated statement of income follows:

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009
	(in thousands)
Salaries and employee benefits	$870	9,649
Equipment and net occupancy	1,845	2,430
Printing, postage and supplies	629	3,444
Other costs of operations	10,666	67,370

	$14,010	82,893

     The following table discloses the impact of Provident (excluding the impact of merger-related expenses) since the acquisition on May 23, 2009 through the end of the third quarter of 2009. The table also presents certain pro forma information for the nine-month period ended September 30, 2009 as if Provident had been acquired on January 1, 2009. These results combine the historical results of Provident into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2009. In particular, no adjustments have been made to eliminate the amount of Provident’s provision for credit losses of $42 million or the impact of other-than-temporary impairment losses recognized by Provident of $87 million in 2009 that would not have been necessary had the acquired loans and investment securities been recorded at fair value as of the beginning of 2009. Furthermore, expenses related to systems conversions and other costs of integration are included in the 2009 periods in which such costs were incurred.
     Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow.

	Actual since
	acquisition	Pro forma
	through	Nine months ended
	September 30, 2009	September 30, 2009
	(in thousands)
Total revenues	$116,016	2,864,760
Net income	18,583	157,653

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities
The amortized cost and estimated fair value of investment securities were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(in thousands)
September 30, 2010
Investment securities available for sale:
U.S. Treasury and federal agencies	$73,395	2,216	46	$75,565
Obligations of states and political subdivisions	63,528	866	42	64,352
Mortgage-backed securities:
Government issued or guaranteed	3,391,427	183,529	58	3,574,898
Privately issued residential	1,769,795	12,736	259,163	1,523,368
Privately issued commercial	28,116	—	4,636	23,480
Collateralized debt obligations	96,130	22,972	9,760	109,342
Other debt securities	309,095	27,325	42,456	293,964
Equity securities	120,828	5,433	7,734	118,527

	5,852,314	255,077	323,895	5,783,496

Investment securities held to maturity:
Obligations of states and political subdivisions	204,599	6,856	33	211,422
Mortgage-backed securities:
Government issued or guaranteed	884,445	27,531	—	911,976
Privately issued	324,513	—	122,027	202,486
Other debt securities	12,160	—	—	12,160

	1,425,717	34,387	122,060	1,338,044

Other securities	453,502	—	—	453,502

Total	$7,731,533	289,464	445,955	$7,575,042

December 31, 2009
Investment securities available for sale:
U.S. Treasury and federal agencies	$102,755	1,988	57	$104,686
Obligations of states and political subdivisions	61,468	1,583	128	62,923
Mortgage-backed securities:
Government issued or guaranteed	3,777,642	131,407	6,767	3,902,282
Privately issued residential	2,438,353	9,630	383,079	2,064,904
Privately issued commercial	33,133	—	7,967	25,166
Collateralized debt obligations	103,159	23,389	11,202	115,346
Other debt securities	309,514	16,851	58,164	268,201
Equity securities	170,985	5,590	15,705	160,870

	6,997,009	190,438	483,069	6,704,378

Investment securities held to maturity:
Obligations of states and political subdivisions	203,825	1,419	1,550	203,694
Privately issued mortgage-backed securities	352,195	—	150,993	201,202
Other debt securities	11,587	—	—	11,587

	567,607	1,419	152,543	416,483

Other securities	508,624	—	—	508,624

Total	$8,073,240	191,857	635,612	$7,629,485

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
     Gross realized gains and losses from sales of investment securities were not significant during the three- and nine-month periods ended September 30, 2010 and 2009. The Company recognized $10 million and $59 million of pre-tax other-than-temporary impairment losses during the three and nine months ended September 30, 2010, respectively. Approximately $12 million of the losses recognized in the second quarter of 2010 related to American Depositary Shares (“ADSs”) of Allied Irish Banks, p.l.c. (“AIB”) which were obtained in M&T’s acquisition of Allfirst Financial Inc. in 2003. The remaining losses in 2010 related to certain privately issued residential mortgage-backed securities and collateralized debt obligations backed by pooled trust preferred securities. The impairment charges related to the AIB ADSs were recognized due to mounting credit and other losses incurred by AIB and significant dilution of AIB common shareholders based on the Irish government’s significant ownership position. Other-than-temporary impairment losses on investment securities of $47 million and $104 million (pre-tax) were recognized by the Company for the three and nine months ended September 30, 2009 and related primarily to privately issued residential mortgage-backed securities. The impairment charges related to the privately issued residential mortgage-backed securities in the 2010 and 2009 periods were recognized in light of deterioration of housing values in the residential real estate market and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. The impairment charges related to the collateralized debt obligations in the 2010 periods were recognized after evaluating the expected repayment performance of financial institutions where trust preferred securities were within the collateralized debt obligations obtained in acquisitions. The other-than-temporary impairment losses represent management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance. The following table displays changes in credit losses for debt securities recognized in earnings for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30
	2010	2009
	(in thousands)
Beginning balance	$314,263	205,918
Additions for credit losses not previously recognized	9,532	47,033
Reductions for increases in cash flows	(108)	(254)
Reductions for realized losses	(11,812)	(425)

Ending balance	$311,875	252,272

	Nine months ended September 30
	2010	2009
	(in thousands)
Beginning balance	$284,513	155,967
Additions for credit losses not previously recognized	46,721	104,001
Reductions for increases in cash flows	(450)	(1,201)
Reductions for realized losses	(18,909)	(6,495)

Ending balance	$311,875	252,272

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
     At September 30, 2010, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized	Estimated
	cost	fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$48,926	49,213
Due after one year through five years	55,277	57,558
Due after five years through ten years	27,647	30,012
Due after ten years	410,298	406,440

	542,148	543,223
Mortgage-backed securities available for sale	5,189,338	5,121,746

	$5,731,486	5,664,969

Debt securities held to maturity:
Due in one year or less	$40,961	41,191
Due after one year through five years	10,864	11,417
Due after five years through ten years	130,978	136,206
Due after ten years	33,956	34,768

	216,759	223,582
Mortgage-backed securities held to maturity	1,208,958	1,114,462

	$1,425,717	1,338,044

     A summary of investment securities that as of September 30, 2010 and December 31, 2009 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
		Unrealized		Unrealized
	Fair value	losses	Fair value	losses
	(in thousands)
September 30, 2010
Investment securities available for sale:
U.S. Treasury and federal agencies	$2,017	(46)	—	—
Obligations of states and political subdivisions	2,057	(7)	3,210	(35)
Mortgage-backed securities:
Government issued or guaranteed	4,028	(34)	2,581	(24)
Privately issued residential	162,633	(1,981)	1,143,110	(257,182)
Privately issued commercial	—	—	23,480	(4,636)
Collateralized debt obligations	19,532	(9,464)	3,593	(296)
Other debt securities	924	(1)	86,574	(42,455)
Equity securities	5,488	(3,559)	1,219	(4,175)

	196,679	(15,092)	1,263,767	(308,803)

Investment securities held to maturity:
Obligations of states and political subdivisions	1,741	(6)	700	(27)
Privately issued mortgage-backed securities	—	—	202,486	(122,027)

	1,741	(6)	203,186	(122,054)

Total	$198,420	(15,098)	1,466,953	(430,857)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued

	Less than 12 months		12 months or more
		Unrealized		Unrealized
	Fair value	losses	Fair value	losses
	(in thousands)
December 31, 2009
Investment securities available for sale:
U.S. Treasury and federal agencies	$6,265	(53)	572	(4)
Obligations of states and political subdivisions	9,540	(83)	3,578	(45)
Mortgage-backed securities:
Government issued or guaranteed	685,319	(6,460)	19,379	(307)
Privately issued residential	98,312	(2,871)	1,504,020	(380,208)
Privately issued commercial	—	—	25,166	(7,967)
Collateralized debt obligations	13,046	(10,218)	3,598	(984)
Other debt securities	5,786	(174)	138,705	(57,990)
Equity securities	7,449	(1,728)	23,159	(13,977)

	825,717	(21,587)	1,718,177	(461,482)

Investment securities held to maturity:
Obligations of states and political subdivisions	136,032	(1,492)	626	(58)
Privately issued mortgage-backed securities	—	—	201,202	(150,993)

	136,032	(1,492)	201,828	(151,051)

Total	$961,749	(23,079)	1,920,005	(612,533)

     The Company owned 327 individual investment securities with aggregate gross unrealized losses of $446 million at September 30, 2010. Approximately $381 million of the unrealized losses pertained to privately issued residential mortgage-backed securities with a cost basis of $1.9 billion. The Company also had $52 million of unrealized losses on trust preferred securities issued by financial institutions and securities backed by trust preferred securities issued by financial institutions and other entities having a cost basis of $156 million. Based on a review of each of the securities in the investment securities portfolio at September 30, 2010, with the exception of the aforementioned securities for which other-than-temporary impairment losses were recognized, the Company concluded that it expected to recover the amortized cost basis of its investment. As of September 30, 2010, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities. At September 30, 2010, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $454 million of cost method investment securities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Allowance for credit losses
Changes in the allowance for credit losses were as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009
	(in thousands)
Beginning balance	$894,667	855,365	878,022	787,904
Provision for credit losses	93,000	154,000	283,000	459,000
Consolidation of loan securitization trusts	—	—	2,752	—
Net charge-offs
Charge-offs	(101,782)	(150,150)	(313,167)	(409,169)
Recoveries	8,835	8,659	44,113	30,139

Net charge-offs	(92,947)	(141,491)	(269,054)	(379,030)

Ending balance	$894,720	867,874	894,720	867,874

     Except for consumer and residential mortgage loans that are considered smaller balance homogenous loans and are evaluated collectively and purchased-impaired loans, the Company considers a loan to be impaired for purposes of applying GAAP when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days. Purchased-impaired loans are considered impaired under GAAP when it is probable that the Company will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition. Regardless of loan type, the Company considers a loan to be impaired if it qualifies as a troubled debt restructuring. Impaired loans are classified as either nonaccrual or as loans renegotiated at below market rates, with the exception of purchased-impaired loans which continue to accrete income in accordance with GAAP. Loans less than 90 days delinquent are deemed to have an insignificant delay in payment and are generally not considered impaired. Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent.
     The recorded investment in loans considered impaired for purposes of applying GAAP was $1.1 billion and $1.3 billion at September 30, 2010 and December 31, 2009, respectively. The recorded investment in loans considered impaired for which there was a related valuation allowance for impairment included in the allowance for credit losses and the amount of such impairment allowance were $827 million and $214 million, respectively, at September 30, 2010 and $1.1 billion and $244 million, respectively, at December 31, 2009. The recorded investment in loans considered impaired for which there was no related valuation allowance for impairment was $300 million and $234 million at September 30, 2010 and December 31, 2009, respectively.
5. Borrowings
The Company had $1.2 billion of fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at September 30, 2010 which are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust.

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
     Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the Common Securities of various trusts, the Junior Subordinated Debentures associated with Capital Securities had financial statement carrying values of $1.2 billion at each of September 30, 2010 and December 31, 2009.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
6. Stockholders’ equity
M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.
     Issued and outstanding preferred stock of M&T is presented below:

	Shares	Carrying	Carrying
	issued and	value	value
	outstanding	September 30, 2010	December 31, 2009
		(dollars in thousands)
Series A (a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share, 600,000 shares authorized	600,000	$577,082	572,580

Series B (b)
Series B Mandatory Convertible Non-cumulative Preferred Stock, $1,000 liquidation preference per share, 26,500 shares authorized	26,500	26,500	26,500

Series C (a)(c)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share, 151,500 shares authorized	151,500	134,397	131,155

(a)	Shares were issued as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). Cash proceeds were allocated between the preferred stock and a ten-year warrant to purchase M&T common stock (Series A — 1,218,522 common shares at $73.86 per share, Series C — 407,542 common shares at $55.76 per share). Dividends, if declared, will accrue and be paid quarterly at a rate of 5% per year for the first five years following the original 2008 issuance dates and thereafter at a rate of 9% per year. The agreement with the U.S. Treasury contains limitations on certain actions of M&T, including the payment of quarterly cash dividends on M&T’s common stock in excess of $.70 per share, the repurchase of its common stock during the first three years of the agreement, and the amount and nature of compensation arrangements for certain of the Company’s officers.

(b)	Shares were assumed in the Provident acquisition and a new Series B Preferred Stock was designated. In the aggregate, the shares of Series B Preferred Stock will automatically convert into 433,148 shares of M&T common stock on April 1, 2011, but shareholders may elect to convert their preferred shares at any time prior to that date. Dividends, if declared, are payable quarterly in arrears at a rate of 10% per year.

(c)	Shares were assumed in the Provident acquisition and a new Series C Preferred Stock was designated.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
7. Pension plans and other postretirement benefits
The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

			Other
	Pension		postretirement
	benefits		benefits
	Three months ended September 30
	2010	2009	2010	2009
	(in thousands)
Service cost	$4,918	4,935	101	88
Interest cost on projected benefit obligation	12,031	11,910	782	828
Expected return on plan assets	(12,722)	(11,963)	—	—
Amortization of prior service cost	(1,640)	(1,640)	44	61
Amortization of net actuarial loss	3,388	2,424	(2)	(5)

Net periodic benefit cost	$5,975	5,666	925	972

			Other
	Pension		postretirement
	benefits		benefits
	Nine months ended September 30
	2010	2009	2010	2009
	(in thousands)
Service cost	$14,753	14,548	303	265
Interest cost on projected benefit obligation	36,092	34,189	2,347	2,475
Expected return on plan assets	(38,165)	(35,014)	—	—
Amortization of prior service cost	(4,919)	(4,919)	132	182
Amortization of net actuarial loss	10,164	7,273	(7)	(15)

Net periodic benefit cost	$17,925	16,077	2,775	2,907

     Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $9,461,000 and $8,061,000 for the three months ended September 30, 2010 and 2009, respectively, and $29,926,000 and $27,166,000 for the nine months ended September 30, 2010 and 2009, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Earnings per common share
The computations of basic earnings per common share follow:

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009
	(in thousands, except per share)
Income available to common stockholders:

Net income	$192,015	127,664	531,719	243,073
Less: Preferred stock dividends(a)	(10,056)	(10,056)	(30,169)	(26,024)
Amortization of preferred stock discount(a)	(2,653)	(2,465)	(7,815)	(5,620)

Net income available to common equity	179,306	115,143	493,735	211,429

Less: Income attributable to unvested stock-based compensation awards	(2,526)	(1,249)	(6,924)	(2,367)

Net income available to common stockholders	$176,780	113,894	486,811	209,062

Weighted-average shares outstanding:

Common shares outstanding (including common stock issuable) and unvested stock- based compensation awards	120,010	118,663	119,705	114,843
Less: Unvested stock-based compensation awards	(1,690)	(1,293)	(1,657)	(1,142)

Weighted-average shares outstanding	118,320	117,370	118,048	113,701

Basic earnings per common share	$1.49	.97	4.12	1.84

(a)	Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Earnings per common share, continued
     The computations of diluted earnings per common share follow:

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009
	(in thousands, except per share)
Net income available to common equity	$179,306	115,143	493,735	211,429

Less: Income attributable to unvested stock-based compensation awards	(2,517)	(1,249)	(6,904)	(2,367)

Net income available to common stockholders	$176,789	113,894	486,831	209,062

Adjusted weighted-average shares outstanding:

Common and unvested stock-based compensation awards	120,010	118,663	119,705	114,843
Less: Unvested stock-based compensation awards	(1,690)	(1,293)	(1,657)	(1,142)
Plus: Incremental shares from assumed conversion of stock- based compensation awards and convertible preferred stock	835	177	718	99

Adjusted weighted-average shares outstanding	119,155	117,547	118,766	113,800

Diluted earnings per common share	$1.48	.97	4.10	1.84
     GAAP defines unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities that shall be included in the computation of earnings per common share pursuant to the two-class method. During the nine-month periods ended September 30, 2010 and 2009, the Company issued stock-based compensation awards in the form of restricted stock and restricted stock units, which, in accordance with GAAP, are considered participating securities.
     Stock-based compensation awards, warrants to purchase common stock of M&T and preferred stock convertible into shares of M&T stock representing approximately 10.7 million and 15.1 million common shares during the three-month periods ended September 30, 2010 and 2009, respectively, and 11.1 million and 15.1 million common shares during the nine-month periods ended September 30, 2010 and 2009, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Comprehensive income
The following table displays the components of other comprehensive income (loss):

	Nine months ended September 30, 2010
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized gains (losses) on investment securities:

Available for sale (“AFS”) investment securities with other-than-temporary impairment (“OTTI”):

Securities with OTTI charges during the period	$(67,052)	26,074	(40,978)
Less: OTTI charges recognized in net income	(58,714)	22,758	(35,956)

Net unrealized losses on investment securities with OTTI	(8,338)	3,316	(5,022)

AFS investment securities — all other:

Unrealized holding gains during period	166,122	(64,944)	101,178
Less: Reclassification adjustment for gains recognized in net income	1,023	(392)	631
Less: Securities with OTTI charges during the period	(67,052)	26,074	(40,978)

	232,151	(90,626)	141,525

Reclassification of unrealized holding losses to income during period on investment securities previously transferred from AFS to held to maturity (“HTM”)	6,400	(2,511)	3,889

Net unrealized gains on investment securities	230,213	(89,821)	140,392

Reclassification for amortization of gains on terminated cash flow hedges to income	(336)	125	(211)

Defined benefit plans liability adjustment	5,370	(2,108)	3,262

	$235,247	(91,804)	143,443

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Comprehensive income, continued

	Nine months ended September 30, 2009
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized gains (losses) on investment securities:

AFS investment securities with OTTI:

Securities with OTTI charges during the period	$(202,737)	79,296	(123,441)
Less: OTTI charges recognized in net income	(104,001)	40,662	(63,339)

Net unrealized losses on investment securities with OTTI	(98,736)	38,634	(60,102)

AFS investment securities — all other:

Unrealized holding gains during period	389,609	(149,651)	239,958
Less: Reclassification adjustment for losses realized in net income	(135)	54	(81)
Less: Securities with OTTI charges during the period	(202,737)	79,296	(123,441)

	592,481	(229,001)	363,480

Reclassification of unrealized holding losses to income during period on investment securities previously transferred from AFS to HTM	7,955	(2,183)	5,772

Net unrealized gains on investment securities	501,700	(192,550)	309,150

Reclassification for amortization of losses on terminated cash flow hedges to income	10,873	(4,246)	6,627

Defined benefit plans liability adjustment	2,521	(703)	1,818

	$515,094	(197,499)	317,595

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Comprehensive income, continued
     Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

			Cash	Defined
	Investment securities		flow	benefit
	With OTTI	All other	hedges	plans	Total
	(in thousands)
Balance — January 1, 2010	$(76,772)	(142,853)	674	(117,046)	(335,997)

Net gain (loss) during period	(5,022)	145,414	(211)	3,262	143,443

Balance — September 30, 2010	$(81,794)	2,561	463	(113,784)	(192,554)

Balance — January 1, 2009	$—	(556,668)	(5,883)	(174,330)	(736,881)

Net gain (loss) during period	(60,102)	369,252	6,627	1,818	317,595

Balance — September 30, 2009	$(60,102)	(187,416)	744	(172,512)	(419,286)

10. Derivative financial instruments
As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of September 30, 2010.
     The net effect of interest rate swap agreements was to increase net interest income by $10 million for each of the three-month periods ended September 30, 2010 and 2009, and $32 million and $27 million for the nine months ended September 30, 2010 and 2009, respectively. Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-
	Notional	Average	average rate
	amount	maturity	Fixed	Variable
	(in thousands)	(in years)
September 30, 2010
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,037,241	5.7	6.33%	2.18%

December 31, 2009
Fair value hedges:
Fixed rate time deposits (a)	$25,000	3.7	5.30%	0.34%
Fixed rate long-term borrowings (a)	1,037,241	6.5	6.33	2.12

	$1,062,241	6.4	6.30%	2.07%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

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
     Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values of $12.6 billion and $13.9 billion at September 30, 2010 and December 31, 2009, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $622 million and $608 million at September 30, 2010 and December 31, 2009, respectively.
     Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$139,718	54,486	$—	—
Commitments to sell real estate loans (a)	406	6,009	2,945	171

	140,124	60,495	2,945	171

Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	26,554	4,428	137	4,508
Commitments to sell real estate loans (a)	721	13,293	8,906	1,360
Trading:
Interest rate contracts (b)	439,386	317,651	415,741	290,104
Foreign exchange and other option and futures contracts (b)	8,582	11,908	9,343	12,094

	475,243	347,280	434,127	308,066

Total derivatives	$615,367	407,775	$437,072	308,237

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.

(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Derivative financial instruments, continued

	Amount of unrealized gain (loss) recognized
	Three months ended		Three months ended
	September 30, 2010		September 30, 2009
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate time deposits (a)	$—	—	$(133)	133
Fixed rate long-term borrowings (a)	28,281	(27,166)	19,265	(18,349)

Total	$28,281	(27,166)	$19,132	(18,216)

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$813		$(1,421)
Foreign exchange and other option and futures contracts (b)	(1,532)		604

Total	$(719)		$(817)

	Amount of unrealized gain (loss) recognized
	Nine months ended		Nine months ended
	September 30, 2010		September 30, 2009
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate time deposits (a)	$(503)	503	$(1,527)	1,520
Fixed rate long-term borrowings (a)	84,708	(80,827)	(62,452)	58,476

Total	$84,205	(80,324)	$(63,979)	59,996

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$(305)		$(2,778)
Foreign exchange and other option and futures contracts (b)	(575)		1,536

Total	$(880)		$(1,242)

(a)	Reported as other revenues from operations.

(b)	Reported as trading account and foreign exchange gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Derivative financial instruments, continued
     In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $34 million and $20 million at September 30, 2010 and December 31, 2009, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.
     The aggregate fair value of derivative financial instruments in a net liability position at September 30, 2010 for which the Company was required to post collateral was $302 million. The fair value of collateral posted for such instruments was $298 million.
     The Company’s credit exposure with respect to the estimated fair value as of September 30, 2010 of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparties as well as counterparty postings of $80 million of collateral with the Company.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Variable interest entities and asset securitizations, continued
     In 2002 and 2003, the Company transferred approximately $1.9 billion of one-to-four family residential mortgage loans to qualified special-purpose trusts in two non-recourse securitization transactions. In exchange for the loans, the Company received cash, no more than 88% of the resulting securities, and the servicing rights to the loans. Through December 31, 2009, all of the retained securities were classified as investment securities available for sale as the qualified special-purpose trusts were not included in the Company’s consolidated financial statements. Effective January 1, 2010, the Company determined that it was the primary beneficiary of both securitization trusts under the amended consolidation rules considering its role as servicer and its retained subordinated interests in the trusts. As a result, beginning January 1, 2010, the Company included the one-to-four family residential mortgage loans that were included in the two non-recourse securitization transactions in its consolidated financial statements. The effect of that consolidation on January 1, 2010 was to increase loans receivable by $424 million, decrease the amortized cost of available-for-sale investment securities by $360 million (fair value of $355 million), and increase borrowings by $65 million. The transition adjustment at January 1, 2010 as a result of the Company’s adoption of the new accounting requirements was not significant. In the second quarter of 2010, the 2002 securitization trust was terminated as the Company exercised its right to purchase the underlying mortgage loans pursuant to the clean-up call provisions of the qualified special-purpose trust. At September 30, 2010, the carrying value of the loans in the remaining securitization trust was $283 million. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust was $290 million at September 30, 2010 and the principal amount of such securities held by the Company was $247 million. The remainder of the outstanding mortgage-backed securities were held by parties unrelated to M&T. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at September 30, 2010 is limited to realizing the carrying value of the loans less the $43 million carrying value of the mortgage-backed securities outstanding to third parties.
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
     M&T has a variable interest in a trust that holds AIB ADSs for the purpose of satisfying options to purchase such shares for certain employees. The trust purchased the AIB ADSs with the proceeds of a loan from an entity subsequently acquired by M&T. Proceeds from option exercises and any dividends and other earnings on the trust assets are used to repay the loan plus interest. Option holders have no preferential right with respect to the trust assets and the trust assets are subject to the claims of M&T’s creditors. The trust has been included in the Company’s consolidated financial statements. As a result, included in investment securities available for sale were 591,813 AIB ADSs with a carrying value of approximately $1 million and $2 million at September 30, 2010 and December 31, 2009, respectively. Outstanding options granted to employees who have continued service with M&T totaled 138,800 and 189,450 at September 30, 2010 and December 31, 2009, respectively. All outstanding options were fully vested and exercisable at both September 30, 2010 and December 31, 2009. The options expire at various dates through October 2011. The AIB ADSs are included in

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Variable interest entities and asset securitizations, continued
available for sale investment securities and have a fair value and an amortized cost of $1 million at September 30, 2010. An other-than-temporary impairment charge of $12 million was recognized during the second quarter of 2010 on the AIB ADSs due to adverse developments impacting AIB, including significant dilution of AIB common shareholders and further deterioration of AIB’s financial condition.
     As described in note 5, M&T has issued Junior Subordinated Debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At September 30, 2010 and December 31, 2009, the Company included the Junior Subordinated Debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $34 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the Junior Subordinated Debentures associated with Capital Securities described in note 5.
     The Company has invested as a limited partner in various real estate partnerships that collectively had total assets of approximately $1.0 billion at each of September 30, 2010 and December 31, 2009. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $246 million, including $75 million of unfunded commitments, at September 30, 2010 and $246 million, including $89 million of unfunded commitments, at December 31, 2009. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. In accordance with the accounting provisions for variable interest entities, the Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and therefore, the partnership entities are not included in the Company’s consolidated financial statements.
12. Fair value measurements
GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at September 30, 2010.
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
Trading account assets and liabilities
Trading account assets and liabilities consist primarily of interest rate swap agreements and foreign exchange contracts with customers who require such services with offsetting positions with third parties to minimize the Company’s risk with respect to such transactions. The Company generally determines the fair value of its derivative trading account assets and liabilities using externally developed pricing models based on market observable inputs and therefore classifies such valuations as Level 2. Mutual funds held in connection with deferred compensation arrangements have been classified as Level 1 valuations. Valuations of investments in municipal and other bonds can generally be obtained through reference to quoted prices in less active markets for the same or similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.
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
     In April 2009, the FASB issued new accounting rules that provided guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. The Company has concluded that there has been a significant decline in the volume and level of activity in the market for privately issued mortgage-backed securities. Therefore, the Company supplemented its determination of fair value for many of its privately issued mortgage-backed securities by obtaining pricing indications from two independent sources at September 30, 2010. However, the Company could not readily ascertain that the basis of such valuations could be ascribed to orderly and observable trades in the market for privately issued residential mortgage-backed securities. As a result, the Company also performed internal modeling to estimate the cash flows and fair value of 144 of its privately issued residential mortgage-backed securities with an amortized cost basis of $1.6 billion at September 30, 2010. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds, including estimates about the timing and amount of credit losses and prepayments. In estimating those cash flows, the Company used assumptions as to future delinquency, defaults and loss rates, including assumptions for further home price depreciation. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities given the nature of the cash flow modeling performed in the Company’s assessment of value. To determine the point within the range of potential values that was most representative of fair value under current market conditions for each of the 144 bonds, the Company computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. Weightings applied to internal model valuations generally ranged from zero to 40% depending on bond structure and collateral type, with prices for bonds in non-senior tranches generally receiving lower weightings on the internal model results and senior bonds receiving a higher model weighting. Weighted-average reliance on internal model pricing for the bonds modeled was 37% with a 63% average weighting placed on the values provided by the independent sources. The Company concluded its estimate of fair value for the $1.6 billion of privately issued residential mortgage-backed securities to approximate $1.4 billion, which implies a weighted-average market yield based on reasonably likely cash flows of 8.5%. Other valuations of privately issued residential mortgage-backed securities were determined by reference to independent pricing sources without adjustment.
     Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. Given the severe disruption in the credit markets and lack of observable trade information, the Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at September 30, 2010. The modeling techniques included discounting estimated cash flows using bond-specific assumptions about defaults, deferrals and prepayments of the trust preferred securities underlying each bond. The estimation of cash flows included assumptions as to future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. At September 30, 2010, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities was $96 million and $109 million, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations as of September 30, 2010.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
     The following tables present assets and liabilities at September 30, 2010 and December 31, 2009 measured at estimated fair value on a recurring basis:

	Fair value
	measurements at
	September 30,
	2010	Level 1(a)	Level 2(a)	Level 3
	(in thousands)
Trading account assets	$536,702	49,528	487,174	—
Investment securities available for sale:
U.S. Treasury and federal agencies	75,565	—	75,565	—
Obligations of states and political subdivisions	64,352	—	64,352	—
Mortgage-backed securities:
Government issued or guaranteed	3,574,898	—	3,574,898	—
Privately issued residential	1,523,368	—	—	1,523,368
Privately issued commercial	23,480	—	—	23,480
Collateralized debt obligations	109,342	—	—	109,342
Other debt securities	293,964	—	293,964	—
Equity securities	118,527	108,373	10,154	—

	5,783,496	108,373	4,018,933	1,656,190

Real estate loans held for sale	656,888	—	656,888	—
Other assets(b)	167,399	—	140,845	26,554

Total assets	$7,144,485	157,901	5,303,840	1,682,744

Trading account liabilities	$425,084	—	425,084	—
Other liabilities(b)	11,988	—	11,851	137

Total liabilities	$437,072	—	436,935	137

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued

	Fair value
	measurements at
	December 31,
	2009	Level 1	Level 2	Level 3
	(in thousands)
Trading account assets	$386,984	40,836	346,148	—
Investment securities available for sale:
U.S. Treasury and federal agencies	104,686	—	104,686	—
Obligations of states and political subdivisions	62,923	—	62,923	—
Mortgage-backed securities:
Government issued or guaranteed	3,902,282	—	3,902,282	—
Privately issued residential	2,064,904	—	—	2,064,904
Privately issued commercial	25,166	—	—	25,166
Collateralized debt obligations	115,346	—	—	115,346
Other debt securities	268,201	—	267,781	420
Equity securities	160,870	145,817	15,053	—

	6,704,378	145,817	4,352,725	2,205,836

Real estate loans held for sale	652,761	—	652,761	—
Other assets (b)	78,216	—	73,788	4,428

Total assets	$7,822,339	186,653	5,425,422	2,210,264

Trading account liabilities	$302,198	5,577	296,621	—
Other liabilities (b)	6,039	—	1,531	4,508

Total liabilities	$308,237	5,577	298,152	4,508

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2010.

(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2010 were as follows:

								Changes in
								unrealized
								gains (losses)
								included in
		Total gains (losses)						earnings
		realized/unrealized						related to
				Included in		Transfer		assets still
	Balance-			other		in and/or	Balance-	held at
	June 30,	Included		comprehensive		out of	September 30,	September 30,
	2010	in earnings		income	Settlements	Level 3(c)	2010 .	2010
	(in thousands)
Investment securities available for sale:
Privately issued residential mortgage-backed securities	$1,598,033	(6,675	)(a)	37,634	(105,624)	—	1,523,368	(6,675	)(a)
Privately issued commercial mortgage-backed securities	26,643	—		(1,369)	(1,794)	—	23,480	—
Collateralized debt obligations	118,040	(2,857	)(a)	(5,592)	(249)	—	109,342	(2,857	)(a)
Other debt securities	—	—		—	—	—	—	—

	1,742,716	(9,532)		30,673	(107,667)	—	1,656,190	(9,532)
Other assets and other liabilities	20,843	38,399	(b)	—	—	(32,825)	26,417	23,910	(b)

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2010 were as follows:

									Changes in
									unrealized
									gains (losses)
									included in
		Total gains (losses)							earnings
		realized/unrealized							related to
				Included in		Transfer			assets still
	Balance-			other		in and/or		Balance-	held at
	January 1,	Included		comprehensive		out of		September 30,	September 30,
	2010	in earnings		income	Settlements	Level 3(c)		2010	2010
	(in thousands)
Investment securities available for sale:
Privately issued residential mortgage-backed securities	$2,064,904	(41,018	)(a)	152,882	(298,152)	(355,248	)(d)	1,523,368	(41,018	)(a)
Privately issued commercial mortgage-backed securities	25,166	—		4,725	(6,411)	—		23,480	—
Collateralized debt obligations	115,346	(5,703	)(a)	215	(516)	—		109,342	(5,703	)(a)
Other debt securities	420	—		35	—	(455)		—	—

	2,205,836	(46,721)		157,857	(305,079)	(355,703)		1,656,190	(46,721)
Other assets and other liabilities	(80)	86,249	(b)	—	—	(59,752)		26,417	26,326	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2009 were as follows:

								Changes in
								unrealized
								gains (losses)
								included in
		Total gains (losses)						earnings
		realized/unrealized						related to
				Included in	Purchases,	Transfer		assets still
	Balance-			other	sales,	in and/or	Balance-	held at
	January 1,	Included		comprehensive	issuances &	out of	September 30,	September 30,
	2009	in earnings		income	settlements	Level 3(c)	2009	2009
	(in thousands)
Investment securities available for sale:
U.S. Treasury and federal agencies	$5,532	—		—	—	(5,532)	—	—
Obligations of states and political subdivisions	38	—		154	—	12,143	12,335	—
Government issued or guaranteed mortgage- backed securities	84,544	—		—	—	(84,544)	—	—
Privately issued residential mortgage-backed securities	2,326,554	(98,746	)(a)	376,435	(420,006)	—	2,184,237	(98,746	)(a)
Privately issued commercial mortgage- backed securities	41,046	—		(8,478)	(9,027)	—	23,541	—
Collateralized debt obligations	2,496	(4,055	)(a)	32,917	99,979	—	131,337	(4,055	)(a)
Other debt securities	—	—		110	725	(450)	385	—
Equity securities	2,302	—		2	14	—	2,318	—

	2,462,512	(102,801)		401,140	(328,315)	(78,383)	2,354,153	(102,801)
Other assets and other liabilities	8,266	35,685	(b)	—	—	(30,031)	13,920	16,444	(b)

(a)	Reported as an other-than-temporary impairment loss in the consolidated statement of income or as gain (loss) on bank investment securities.

(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.

(c)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.

(d)	As a result of the Company’s adoption of new accounting rules governing the consolidation of variable interest entities, effective January 1, 2010 the Company derecognized $355 million of available-for-sale investment securities previously classified as Level 3 measurements. Further information regarding the Company’s adoption of new accounting requirements is included in note 11.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
     The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.
Loans
Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $625 million at September 30, 2010, ($373 million and $252 million of which were classified as Level 2 and Level 3, respectively) and $828 million at September 30, 2009 ($301 million and $527 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2010 were decreases of $61 million and $154 million for the three and nine months ended September 30, 2010, respectively, and on loans held by the Company on September 30, 2009 were decreases of $136 million and $292 million for the three months and nine months ended September 30, 2009, respectively.
Capitalized servicing rights
Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. At September 30, 2010, $33 million of capitalized servicing rights had a carrying value equal to their fair value. Changes in fair value of capitalized servicing rights recognized for the three and nine months ended September 30, 2010 reflected decreases of $3 million and

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
$6 million, respectively. At September 30, 2009, $28 million of capitalized servicing rights had a carrying value equal to their fair value. Changes in fair value of capitalized servicing rights recognized for the nine months ended September 30, 2009 reflected increases in fair value of $18 million. There were no similar changes during the three months ended September 30, 2009.
Assets taken in foreclosure of defaulted loans
Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $160 million and $38 million at September 30, 2010 and September 30, 2009, respectively. Changes in fair value recognized for those foreclosed assets held by the Company at September 30, 2010 were $19 million and $34 million for the three and nine months ended September 30, 2010, respectively. Changes in fair value recognized for those foreclosed assets held by the Company at September 30, 2009 were $4 million and $25 million for the three and nine months ended September 30, 2009, respectively.

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
     The carrying amounts and calculated estimates of fair value for financial instrument assets (liabilities) are presented in the following table:

	September 30, 2010		December 31, 2009
	Carrying	Calculated	Carrying	Calculated
	amount	estimate	amount	estimate
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,089,325	$1,089,325	$1,246,342	$1,246,342
Interest-bearing deposits at banks	401,624	401,624	133,335	133,335
Agreements to resell securities	425,000	425,000	—	—
Trading account assets	536,702	536,702	386,984	386,984
Investment securities	7,662,715	7,575,042	7,780,609	7,629,485
Loans and leases:
Commercial loans and leases	12,788,136	12,494,338	13,479,447	13,090,206
Commercial real estate loans	20,580,450	20,258,451	20,949,931	20,426,273
Residential real estate loans	5,754,432	5,556,767	5,463,463	5,058,763
Consumer loans	11,668,540	11,333,568	12,043,845	11,575,525
Allowance for credit losses	(894,720)	—	(878,022)	—

Loans and leases, net	49,896,838	49,643,124	51,058,664	50,150,767
Accrued interest receivable	224,475	224,475	214,692	214,692

Financial liabilities:
Noninterest-bearing deposits	$(14,665,603)	$(14,665,603)	$(13,794,636)	$(13,794,636)
Savings deposits and NOW accounts	(27,215,588)	(27,215,588)	(25,073,269)	(25,073,269)
Time deposits	(6,119,516)	(6,171,627)	(7,531,495)	(7,592,214)
Deposits at foreign office	(653,916)	(653,916)	(1,050,438)	(1,050,438)
Short-term borrowings	(1,211,683)	(1,211,683)	(2,442,582)	(2,442,582)
Long-term borrowings	(8,991,508)	(9,118,366)	(10,240,016)	(9,822,153)
Accrued interest payable	(110,013)	(110,013)	(94,838)	(94,838)
Trading account liabilities	(425,084)	(425,084)	(302,198)	(302,198)

Other financial instruments:
Commitments to originate real estate loans for sale	$26,417	$26,417	$(80)	$(80)
Commitments to sell real estate loans	(10,724)	(10,724)	17,771	17,771
Other credit-related commitments	(51,515)	(51,515)	(55,954)	(55,954)
Interest rate swap agreements used for interest rate risk management	139,718	139,718	54,486	54,486

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
     The following assumptions, methods and calculations were used in determining the estimated fair value of financial instruments not measured at fair value in the consolidated balance sheet.
Cash and cash equivalents, interest-bearing deposits at banks, agreements to resell securities, short-term borrowings, accrued interest receivable and accrued interest payable
Due to the nature of cash and cash equivalents and the near maturity of interest-bearing deposits at banks, agreements to resell securities, short-term borrowings, accrued interest receivable and accrued interest payable, the Company estimated that the carrying amount of such instruments approximated estimated fair value.
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

	September 30,	December 31,
	2010	2009
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$6,346,123	6,482,987
Commercial real estate loans to be sold	157,952	180,498
Other commercial real estate and construction	1,501,564	1,360,805
Residential real estate loans to be sold	930,160	631,090
Other residential real estate	217,352	127,788
Commercial and other	7,731,120	7,155,188

Standby letters of credit	3,779,166	3,828,586

Commercial letters of credit	72,191	66,377

Financial guarantees and indemnification contracts	1,521,275	1,633,549

Commitments to sell real estate loans	1,375,705	1,239,001
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
     Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Federal National Mortgage Association Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $1.5 billion and $1.3 billion at September 30, 2010 and December 31, 2009, respectively.
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
     The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $89 million at September 30, 2010. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $74 million at September 30, 2010. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. Management believes any reinsurance losses that may be payable by the Company will not be material to the Company’s consolidated financial position.
     The Company is contractually obligated to repurchase previously sold residential mortgage loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At September 30, 2010, management believes that any remaining liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.
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
     Information about the Company’s segments is presented in the following table:

	Three months ended September 30
	2010			2009
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)
	(in thousands)
Business Banking	$103,475	290	24,295	108,744	—	33,707

Commercial Banking	199,139	282	71,567	183,407	—	41,158

Commercial Real Estate	118,666	104	53,727	107,524	14	42,229

Discretionary Portfolio	12,493	(2,733)	(2,759)	1,346	(2,894)	(10,496)

Residential Mortgage Banking	73,744	9,419	9,408	74,336	11,170	1,209

Retail Banking	302,656	2,632	55,572	336,049	2,902	74,043

All Other	49,594	(9,994)	(19,795)	14,475	(11,192)	(54,186)

Total	$859,767	—	192,015	825,881	—	127,664

NOTES TO FINANCIAL STATEMENTS, CONTINUED
14. Segment information, continued

	Nine months ended September 30
	2010			2009
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues (a)	revenues	(loss)	revenues (a)	revenues	(loss)
	(in thousands)
Business Banking	$307,881	290	76,191	305,511	—	94,518

Commercial Banking	586,120	282	230,047	535,092	—	168,315

Commercial Real Estate	338,566	161	141,147	297,335	53	108,669

Discretionary Portfolio	5,840	(7,980)	(22,994)	29,077	(9,671)	(18,864)

Residential Mortgage Banking	202,627	26,492	9,536	234,363	38,041	(4,168)

Retail Banking	925,769	8,009	181,689	933,726	8,066	180,590

All Other	147,788	(27,254)	(83,897)	(55,859)	(36,489)	(285,987)

Total	$2,514,591	—	531,719	2,279,245	—	243,073

	Average total assets
	Nine months ended		Year ended
	September 30		December 31
	2010	2009	2009
	(in millions)
Business Banking	$4,850	4,821	4,869

Commercial Banking	15,460	15,451	15,399

Commercial Real Estate	13,198	12,563	12,842

Discretionary Portfolio	14,658	13,642	13,763

Residential Mortgage Banking	2,189	2,619	2,552

Retail Banking	12,133	11,862	12,024

All Other	5,851	6,026	6,023

Total	$68,339	66,984	67,472

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $5,865,000 and $5,795,000 for the three-month periods ended September 30, 2010 and 2009,

NOTES TO FINANCIAL STATEMENTS, CONTINUED
14. Segment information, continued

respectively, and $17,893,000 and $15,942,000 for the nine-month periods ended September 30, 2010 and 2009, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.
15. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.
In 2007 M&T invested $300 million to acquire a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held company that, together with its affiliates, specializes in securitizing and servicing real estate loans and other assets. M&T recognizes income from BLG using the equity method of accounting.
     Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has purchased loan servicing rights for small balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $5.4 billion and $5.5 billion at September 30, 2010 and December 31, 2009, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $29 million at September 30, 2010 and $40 million at December 31, 2009. Capitalized servicing rights at September 30, 2010 and December 31, 2009 also included $11 million and $17 million, respectively, for servicing rights that were purchased from Bayview Financial related to residential mortgage loans with outstanding principal balances of $3.8 billion at September 30, 2010 and $4.1 billion at December 31, 2009. Revenues from servicing residential and small balance commercial mortgage loans purchased from BLG and Bayview Financial were $11 million and $12 million during the quarters ended September 30, 2010 and 2009, respectively, and $35 million and $38 million for the nine months ended September 30, 2010 and 2009, respectively. M&T Bank provided $34 million of credit facilities to Bayview Financial at December 31, 2009, of which $24 million were outstanding. At September 30, 2010, there were no such credit facilities provided. In addition, at September 30, 2010 and December 31, 2009, the Company held $23 million and $25 million, respectively, of collateralized mortgage obligations in its available-for-sale investment securities portfolio that were securitized by Bayview Financial. Finally, the Company held $325 million and $352 million of similar investment securities in its held-to-maturity portfolio at September 30, 2010 and December 31, 2009, respectively.
16. Relationship of M&T and AIB
AIB received 26,700,000 shares of M&T common stock on April 1, 2003 as a result of M&T’s acquisition of a subsidiary of AIB on that date. Those shares of common stock owned by AIB represented 22.4% of the issued and outstanding shares of M&T common stock on September 30, 2010. In an effort to raise its capital position to meet new Irish government-mandated capital requirements, AIB announced in March 2010 that it planned to sell its ownership interest in M&T by the end of 2010. On October 6, 2010, AIB issued 26.7 million Contingent Mandatorily Exchangeable Notes, each note mandatorily exchangeable into one share of M&T Common Stock. The Notes were sold to institutional and retail investors and will convert to M&T common stock five business days following the approval of the disposition plan by AIB shareholders. AIB convened a special meeting of its shareholders on November 1, 2010 where the disposition of AIB’s stake in M&T and the exchange of the Notes for M&T common stock was approved. AIB announced on November 4, 2010 that it had completed the sale of the 26,700,000 shares of M&T

NOTES TO FINANCIAL STATEMENTS, CONTINUED
16. Relationship of M&T and AIB, continued
common stock. As a result, the provisions of the Agreement and Plan of Reorganization between M&T and AIB which include several provisions related to AIB’s rights as a substantial shareholder in the corporate governance of M&T became inoperative, since AIB’s ownership position in M&T will no longer exist.
17. Subsequent event
On November 1, 2010, M&T entered into a definitive agreement with Wilmington Trust Corporation (“Wilmington Trust”), headquartered in Wilmington, Delaware, under which Wilmington Trust will merge with M&T. Pursuant to the terms of the merger agreement, Wilmington Trust common shareholders will receive .051372 shares of M&T common stock in exchange for each share of Wilmington Trust common stock in a stock-for-stock transaction valued at $351 million (with the price and exchange ratio based on M&T’s closing price of $74.75 per share as of October 29, 2010), plus the assumption of $330 million in preferred stock issued as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Department of Treasury.
     At September 30, 2010, Wilmington Trust had approximately $10.4 billion of assets, including $8.1 billion of loans, $9.3 billion of liabilities, including $8.3 billion of deposits, and $58.4 billion of assets under management. The merger is subject to a number of conditions, including the approval of various state and Federal regulators and Wilmington Trust’s common shareholders, and is expected to be completed by mid-year 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
M&T Bank Corporation (“M&T”) recorded net income in the third quarter of 2010 of $192 million or $1.48 of diluted earnings per common share, compared with $128 million or $.97 of diluted earnings per common share in the third quarter of 2009. During the second quarter of 2010, net income totaled $189 million or $1.46 of diluted earnings per common share. Basic earnings per common share were $1.49 in the recent quarter, compared with $.97 in the year-earlier quarter and $1.47 in the second quarter of 2010. The after-tax impact of net acquisition and integration-related gains and expenses (included herein as merger-related expenses) resulted in income of $9 million ($15 million pre-tax) or $.08 of basic and diluted earnings per common share in the third quarter of 2009. Such gains and expenses related to M&T’s May 23, 2009 acquisition of Provident Bankshares Corporation (“Provident”) and to the August 28, 2009 agreement between the Federal Deposit Insurance Corporation (“FDIC”) and M&T Bank, the principal banking subsidiary of M&T, for M&T Bank to assume all of the deposits and acquire certain assets of Bradford Bank (“Bradford”). There were no merger-related expenses during 2010. For the nine months ended September 30, 2010, net income was $532 million or $4.10 per diluted common share, compared with $243 million or $1.84 per diluted common share during the similar period of 2009. Basic earnings per common share were $4.12 for the first nine months of 2010, compared with $1.84 in the corresponding nine-month period of 2009. The after-tax impact of merger-related gains and expenses was $33 million ($54 million pre-tax) or $.28 of basic and diluted earnings per common share in the nine-month period ended September 30, 2009.
     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the recent quarter was 1.12%, compared with .73% in the third quarter of 2009 and 1.11% in the second quarter of 2010. The annualized rate of return on average common stockholders’ equity was 9.56% in the third quarter of 2010, compared with 6.72% in the year-earlier quarter and 9.67% in 2010’s second quarter. During the nine-month period ended September 30, 2010, the annualized rates of return on average assets and average common stockholders’ equity were 1.04% and 9.05%, respectively, compared with .49% and 4.35%, respectively, in the corresponding period in 2009.
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
     Reflected in the Company’s third quarter 2010 results were $6 million of after-tax other-than-temporary impairment charges ($10 million before taxes) on certain available-for-sale investment securities, reducing diluted earnings per common share by $.05. Such impairment charges related to certain privately issued collateralized mortgage obligations (“CMOs”) backed by residential real estate loans and collateralized debt obligations (“CDOs”) backed by pooled trust preferred securities.
     The Financial Accounting Standards Board (“FASB”) amended generally accepted accounting principles (“GAAP”) in June 2009 relating to: (1) the consolidation of variable interest entities to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; and (2) accounting for transfers of financial assets to eliminate the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. The amended guidance became effective as of January 1, 2010. The recognition and measurement provisions of the amended guidance were applied to transfers that occurred on or after the effective date. Additionally, beginning January 1, 2010, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities must now be evaluated for consolidation in accordance with applicable consolidation guidance, including the new accounting guidance relating to the consolidation of variable interest entities.
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
     Several noteworthy items are reflected in M&T’s third quarter 2009 results. On August 28, 2009 M&T Bank entered into a purchase and assumption agreement with the FDIC to assume all of the deposits and acquire certain assets of Bradford, a bank based in Baltimore, Maryland. As part of the transaction, M&T Bank entered into a loss-share arrangement with the FDIC whereby M&T Bank will be reimbursed by the FDIC for most losses it incurs on the acquired loan portfolio. Assets acquired in the transaction totaled approximately $469 million, including $302 million of loans, and liabilities assumed aggregated $440 million, including $361 million of deposits. The transaction was accounted for using the acquisition method of accounting. In accordance with GAAP, M&T Bank recorded an after-tax gain on the transaction of $18 million ($29 million before taxes) during the third quarter of 2009. The gain reflected the amount of financial support and indemnification against loan losses that M&T obtained from the FDIC. Merger-related expenses associated with this transaction and with M&T’s second quarter acquisition of Provident totaled $9 million, after applicable tax effect, in 2009’s third quarter. Also reflected in M&T’s third quarter 2009 results were $29 million of after-tax other-than-temporary impairment charges ($47 million before taxes) on certain available-for-sale investment securities. Specifically, such charges related to certain privately issued CMOs backed by residential real estate loans and CDOs backed by pooled trust preferred securities of financial institutions. Finally, M&T’s results in the third quarter of 2009 benefited from a $10 million reversal of accrued income taxes for previously uncertain tax positions in various jurisdictions. The overall impact of the items described herein was to reduce M&T’s third quarter 2009 net income by approximately $9 million, or $.08 of diluted earnings per common share.

     On May 23, 2009, M&T completed the acquisition of Provident, a bank holding company based in Baltimore, Maryland. Provident Bank, Provident’s banking subsidiary, was merged into M&T Bank on that date. The results of operations acquired in the Provident transaction have been included in the Company’s financial results since the acquisition date. Provident common shareholders received .171625 shares of M&T common stock in exchange for each share of Provident common stock, resulting in M&T issuing a total of 5,838,308 common shares in connection with the acquisition. In addition, based on the merger agreement, outstanding and unexercised options to purchase common stock of Provident converted to options to purchase the common stock of M&T. The fair value of those options was approximately $1 million. In total, the purchase price was approximately $274 million based on the fair value on the acquisition date of M&T common stock exchanged and the fair value of the options to purchase M&T common stock. Holders of Provident’s preferred stock were issued shares of new Series B and Series C Preferred Stock of M&T having substantially identical terms. That preferred stock added $156 million to M&T’s stockholders’ equity. The Series B Preferred Stock has a preference value of $27 million, pays non-cumulative dividends at a rate of 10%, and is convertible into 433,148 shares of M&T common stock. The Series C Preferred Stock has a preference value of $152 million, pays cumulative dividends at a rate of 5% through November 2013 and 9% thereafter, and is held by the U.S. Department of Treasury under the Troubled Asset Relief Program — Capital Purchase Program.
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
     Merger-related gains and expenses associated with the Provident and Bradford acquisition transactions incurred during the three months and nine months ended September 30, 2009 resulted in income of $15 million ($9 million after tax effect) and expenses of $54 million ($33 million after tax effect), respectively. Merger-related expenses were for professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing Provident contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to customers of Provident and Bradford; severance for former employees of Provident; incentive compensation costs; travel costs; and printing, supplies and other costs of commencing operations in new markets and offices. Additional information about the Provident and Bradford acquisition transactions is provided in note 2 of Notes to Financial Statements.
     Reflected in the Company’s second quarter 2010 results were $14 million of after-tax other-than-temporary impairment charges ($22 million before taxes) on certain available-for-sale investment securities, reducing diluted earnings per common share by $.11. Specifically, $12 million (pre-tax) of such charges related to American Depositary Shares (“ADSs”) of Allied Irish Banks, p.l.c. (“AIB”) obtained in M&T’s 2003 acquisition of Allfirst Financial Inc. (“Allfirst”) and $10 million (pre-tax) related to certain privately issued CMOs backed by residential real estate loans and CDOs backed by pooled trust preferred securities.
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
     The Dodd-Frank Act broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.
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

Supplemental Reporting of Non-GAAP Results of Operations
As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.7 billion at each of September 30, 2010, September 30, 2009 and December 31, 2009. Included in such intangible assets was goodwill of $3.5 billion at each of those respective dates. Amortization of core deposit and other intangible assets, after tax effect, totaled $8 million ($.07 per diluted common share) during the third quarter of 2010, compared with $10 million ($.09 per diluted common share) during the year-earlier quarter and $9 million ($.07 per diluted common share) during the second quarter of 2010. For the nine-month periods ended September 30, 2010 and 2009, amortization of core deposit and other intangible assets, after tax effect, totaled $27 million ($.23 per diluted common share) and $29 million ($.25 per diluted common share), respectively.
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
     Net operating income was $200 million in the third quarter of 2010, compared with $129 million in the year-earlier quarter. Diluted net operating earnings per common share for the recent quarter were $1.55, compared with $.98 in the third quarter of 2009. Net operating income and diluted net operating earnings per common share were $198 million and $1.53, respectively, in the second quarter of 2010. For the first nine months of 2010, net operating income and diluted net operating earnings per common share were $559 million and $4.33, respectively, compared with $305 million and $2.37 in the similar 2009 period.
     Net operating income expressed as an annualized rate of return on average tangible assets was 1.24% in the recent quarter, compared with .78% in the year-earlier quarter and 1.23% in the second quarter of 2010. Net operating income expressed as an annualized return on average tangible common equity was 19.58% in the recent quarter, compared with 14.87% in the third quarter of 2009 and 20.36% in the second quarter of 2010. For the nine-month period ended September 30, 2010, net operating income represented an annualized return on average tangible assets and average tangible common stockholders’ equity of 1.16% and 19.13%, respectively, compared with .64% and 12.19%, respectively, in the corresponding 2009 period.
     Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.
Taxable-equivalent Net Interest Income
Taxable-equivalent net interest income rose 4% to $576 million in the third quarter of 2010 from $553 million in the year-earlier quarter. That improvement was predominantly the result of a 26 basis point (hundredths of one percent) widening of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, partially offset by a $1.8 billion, or 3%, decrease in average earning assets. Taxable-equivalent net interest income aggregated $573 million in the second quarter of 2010. As compared with the second quarter of 2010, a 3 basis point widening of the recent quarter’s net interest margin was partially offset by a $745 million, or 1%, decline in average earning assets.
     For the first nine months of 2010, taxable-equivalent net interest income was $1.71 billion, up 13% from $1.51 billion in the similar period of 2009. That improvement was predominantly attributable to a 42 basis point widening of the Company’s net interest margin due to lower rates paid on deposits and long-term borrowings. Higher average earning assets, which increased $483 million, or 1%, from $59.2 billion in the nine-month period ended September 30, 2009 to $59.7 billion in the first nine-months of 2010, also contributed to the rise. The growth in average earning assets was largely the result of assets obtained in the acquisition of Provident, which at the May 23, 2009 acquisition date totaled approximately $5.1 billion.
     Average loans and leases declined $1.5 billion, or 3%, to $50.8 billion in the recent quarter from $52.3 billion in the third quarter of 2009. Average commercial loan and lease balances declined $945 million, or 7%, to $12.9 billion in the third quarter of 2010 from $13.8 billion in the year-earlier quarter. That decline was the result of generally lower demand for commercial loans. Commercial real estate loans averaged $20.6 billion in the recent quarter, compared with $20.8 billion in the third quarter of 2009. Average outstanding residential real estate loans increased $251 million or 5% to $5.7 billion in the recently completed quarter from $5.4 billion in the third quarter of 2009. Included in that portfolio were loans held for sale, which averaged $441 million in the third quarter of 2010, compared with $613 million in the year-earlier quarter. Consumer loans averaged $11.7 billion in the recent quarter, $560 million or 5% lower than $12.2 billion in 2009’s third quarter. That decline was largely due to lower average outstanding automobile and home equity loan balances.
     Average outstanding loan balances declined $443 million, or 1% from the second to the third quarter of 2010. That decline was largely the result of lower average commercial loan balances due to sluggish loan demand. The following table summarizes quarterly changes in the major components of the loan and lease portfolio.
AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2010	2009	2010 .
Commercial, financial, etc.	$12,856	(7)%	(2)%
Real estate — commercial	20,612	(1)	(1)
Real estate — consumer	5,680	5	—
Consumer
Automobile	2,761	(12)	(2)
Home equity lines	5,850	2	—
Home equity loans	846	(21)	(6)
Other	2,230	(3)	1

Total consumer	11,687	(5)	(1)

Total	$50,835	(3)%	(1)%

     For the first nine months of 2010, average loans and leases aggregated $51.3 billion, up $770 million or 2% from $50.6 billion in the corresponding 2009 period. That growth was predominantly the result of loans obtained from Provident, which totaled $4.0 billion on the May 23, 2009 acquisition date, and loans associated with Bradford, which totaled $302 million on the August 28, 2009 closing date of that transaction. In total, the acquired loans consisted of approximately $700 million of commercial loans, $1.8 billion of commercial real estate loans, $400 million of residential real estate loans and $1.4 billion of consumer loans. Excluding the impact of loans obtained in the acquisition transactions, the decline in average loans and leases from the nine-month period ended September 30, 2009 to the similar 2010 period was due largely to sluggish borrower demand for loans.
     The investment securities portfolio averaged $8.0 billion in the recent quarter, down $427 million or 5% from $8.4 billion in the year-earlier quarter. That decline largely reflects maturities and paydowns of mortgage-backed securities, maturities of federal agency notes and the impact of adopting the new accounting rules on January 1, 2010 as already noted, partially offset by purchases of mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) during the first two quarters of 2010, aggregating approximately $1.3 billion. Average investment securities balances in the third quarter of 2010 were down 5% from the second quarter of 2010, due to the impact of paydowns of mortgage-backed securities. For the first nine months of 2010 and 2009, average investment securities were $8.2 billion and $8.5 billion, respectively.
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
     The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” An other-than-temporary impairment charge of $10 million (pre-tax) was recognized in the third quarter of 2010 related to certain privately issued CMOs and CDOs held in the Company’s available-for-sale investment securities portfolio. During the second quarter of 2010, an other-than-temporary impairment charge of $22 million (pre-tax) was recognized. Approximately $12 million of that charge related to AIB ADSs and $10 million related to certain privately issued CMOs and CDOs. The AIB ADSs were obtained in the 2003 acquisition of Allfirst and are held to satisfy options to purchase such shares granted by Allfirst to certain employees. Factors contributing to the impairment charge related to the AIB ADSs included mounting credit and other losses incurred by AIB, the issuance of AIB common stock in lieu of dividend payments on certain preferred stock issuances held by the Irish government resulting in significant dilution of AIB common shareholders, and public announcements by Irish government officials suggesting that increased government support, which could further dilute AIB common shareholders, may be necessary. Other-than-temporary impairment charges of $47 million (pre-tax) were recognized during the third quarter of 2009 related to the Company’s holdings of certain privately issued CMOs and CDOs held in the available-for-sale investment securities portfolio. Poor economic conditions, high unemployment and depressed real estate values are significant factors contributing to the recognition of the other-than-temporary impairment charges as related to CMOs and CDOs. Based on management’s assessment of future cash flows associated with individual investment securities, as of September 30, 2010, the Company concluded that the remaining declines associated with the rest of the investment securities portfolio were temporary in nature. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

     Other earning assets include deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $238 million, $160 million and $157 million for the quarters ended September 30, 2010, September 30, 2009 and June 30, 2010, respectively. In order to fulfill collateral requirements associated with certain municipal deposits, the Company purchased investment securities under agreements to resell during the recent quarter which averaged $58 million in the quarter. Agreements to resell securities, which aggregated $425 million at September 30, 2010 and matured on the next business day, are accounted for similar to collateralized loans, with changes in the market value of the collateral monitored by the Company to ensure sufficient coverage. For the nine-month periods ended September 30, 2010 and 2009, average balances of other earning assets were $202 million and $197 million, respectively. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.
     As a result of the changes described herein, average earning assets aggregated $59.1 billion in the third quarter of 2010, compared with $60.9 billion in the year-earlier quarter. Average earning assets were $59.8 billion in the second quarter of 2010 and totaled $59.7 billion and $59.2 billion for the nine-month periods ended September 30, 2010 and 2009, respectively.
     The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned bank subsidiary of M&T, are also included in core deposits. Average core deposits totaled $43.1 billion in the third quarter of 2010, compared with $40.9 billion in the similar quarter of 2009 and $43.4 billion in the second quarter of 2010. The growth in core deposits since the third quarter of 2009 was due, in part, to the lack of attractive alternative investments available to the Company’s customers resulting from lower interest rates and from the economic environment in the U.S. The low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have increased. The following table provides an analysis of quarterly changes in the components of average core deposits. For the nine-month periods ended September 30, 2010 and 2009, core deposits averaged $43.1 billion and $38.0 billion, respectively.
AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase
		(decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2010	2009	2010
NOW accounts	$564	6%	(6)%
Savings deposits	24,748	9	—
Time deposits less than $100,000	4,139	(26)	(6)
Noninterest-bearing deposits	13,647	13	—

Total	$43,098	5%	(1)%

     Additional sources of funding for the Company include domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over

$100,000, excluding brokered certificates of deposit, averaged $1.6 billion in the third quarter of 2010, compared with $2.5 billion in the year-earlier quarter and $1.7 billion in the second quarter of 2010. Offshore branch deposits, primarily comprised of balances of $100,000 or more, averaged $802 million, $1.4 billion and $972 million for the three-month periods ended September 30, 2010, September 30, 2009 and June 30, 2010, respectively. Brokered time deposits averaged $571 million in the recent quarter, compared with $1.1 billion in the third quarter of 2009 and $709 million in the second quarter of 2010. The Company also had brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged $1.5 billion during the recently completed quarter, compared with $709 million and $1.2 billion during the similar quarter of 2009 and the second quarter of 2010, respectively. The higher level of such deposits in the two most recent quarters as compared with the third quarter of 2009 reflects continued uncertain economic markets and the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits were fully insured. Offshore branch deposits and brokered deposits have been used by the Company as alternatives to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.
     The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks (“FHLBs”), the Federal Reserve Bank of New York and others as sources of funding. Short-term borrowings averaged $1.9 billion in the recent quarter, compared with $2.7 billion in the third quarter of 2009 and $1.8 billion in the second quarter of 2010. Included in average short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $1.7 billion in the third quarter of 2010, $1.8 billion in the year-earlier quarter and $1.6 billion in the second quarter of 2010. Overnight federal funds borrowings have historically represented the largest component of short-term borrowings and are obtained from a wide variety of banks and other financial institutions. Included in average short-term borrowings were borrowings from the FHLBs of New York and Atlanta which totaled $673 million and $8 million in the third quarter of 2009 and second quarter of 2010, respectively. There were no such borrowings outstanding during the recent quarter. The need for short-term borrowings from the FHLBs and the Federal Reserve Bank of New York has diminished with the continued growth in the Company’s core deposits.
     Long-term borrowings averaged $8.9 billion in the third quarter of 2010, compared with $11.0 billion in the year-earlier quarter and $9.5 billion in the second quarter of 2010. Included in average long-term borrowings were amounts borrowed from the FHLBs of $3.9 billion in the recent quarter, $6.1 billion in the third quarter of 2009 and $4.4 billion in 2010’s second quarter, and subordinated capital notes of $1.9 billion in the two most recent quarters and $1.8 billion in the third quarter of 2009. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.2 billion in each of the quarters ended September 30, 2010, September 30, 2009 and June 30, 2010. Information regarding trust preferred securities and the related junior subordinated debentures is provided in note 5 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.6 billion in each of the quarters ended September 30, 2010, September 30, 2009 and June 30, 2010. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.
     Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.62% in the third quarter of 2010, compared with 3.34% in the third quarter of 2009 and 3.59% in the second quarter of 2010. The yield on earning assets during the recent quarter was 4.65%, up 5 basis points from 4.60% in the similar quarter of 2009, while the rate paid on interest-bearing liabilities decreased 23 basis points to 1.03% from 1.26%. In the second quarter of 2010, the yield on earning assets was 4.63% and the rate paid on interest-bearing liabilities was 1.04%. As compared with the third quarter of 2009, the recent quarter’s 28 basis point improvement in spread was due predominantly to declines in the rates paid on deposits. Those lower rates reflected the impact of the stagnant economy and the Federal Reserve’s monetary policies on both short-term and long-term interest rates. In addition, the Federal Open Market Committee noted in September 2010 that low rates of resources utilization, subdued inflation trends, and stable inflation expectations were likely to warrant exceptionally low levels for the federal funds rate for an extended period of time. The 3 basis point improvement in spread from the second quarter of 2010 to the recent quarter was due, in part, to higher yields on loans. For the first nine months of 2010, the net interest spread was 3.58%, up 45 basis points from the year-earlier period. The yield on earning assets and the rate paid on interest-bearing liabilities for the nine-month period ended September 30, 2010 were 4.62% and 1.04%, respectively, compared with 4.62% and 1.49%, respectively, in the corresponding period of 2009.
     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $14.4 billion in the recent quarter, compared with $12.6 billion in the third quarter of 2009 and $14.3 billion in the second quarter of 2010. The rise in average net interest-free funds in the two most recent quarters as compared with the third quarter of 2009 was largely the result of higher average balances of noninterest-bearing deposits. Such deposits averaged $13.6 billion in the recent quarter, up $1.5 billion or 13% from the year-earlier period and $37 million higher than in the second quarter of 2010. During the first nine months of 2010 and 2009, average net interest-free funds were $14.1 billion and $11.1 billion, respectively, reflecting higher average noninterest-bearing deposits of $3.1 billion in the 2010 period. In connection with the Provident and Bradford transactions, the Company added noninterest-bearing deposits totaling $946 million at the respective acquisition dates. Goodwill and core deposit and other intangible assets averaged $3.7 billion in each of the quarters ended September 30, 2010, September 30, 2009 and June 30, 2010. The cash surrender value of bank owned life insurance averaged $1.5 billion during the two most recent quarters, compared with $1.4 billion during the third quarter of 2009. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.”
     The contribution of net interest-free funds to net interest margin was .25% in each of the second and third quarters of 2010, compared with .27% in 2009’s third quarter. For the first nine months of 2010 and 2009, the contribution of net interest-free funds to net interest margin was .25% and .28%, respectively.
     Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.87% in the recent quarter, improved from 3.61% in the third quarter of 2009 and from 3.84% in the second quarter of 2010. During the nine-month periods ended September 30, 2010 and 2009, the net interest margin was 3.83% and 3.41%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

     Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was approximately $1.0 billion at each of September 30, 2010 and June 30, 2010, and $1.1 billion at each of September 30, 2009 and December 31, 2009. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount of the swap agreements at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate time deposits (except at the two most recent quarter-ends, when there were none outstanding) and long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.
     In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended September 30, 2010 and 2009 and the quarter ended June 30, 2010 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $140 million, $83 million, $111 million and $54 million at September 30, 2010, September 30, 2009, June 30, 2010 and December 31, 2009, respectively. The significant rise in fair value of those interest rate swap agreements since December 31, 2009 resulted from lower interest rates at those later dates. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure with respect to the estimated fair value as of September 30, 2010 of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparties as well as counterparty postings of $80 million of collateral with the Company.
     The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 6.33% and 2.18%, respectively, at September 30, 2010. The average notional amounts of interest rate swap agreements entered into for risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS
Dollars in thousands

	Three months ended September 30
	2010		2009
	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(10,229)	(.09)	(10,296)	(.08)

Net interest income/margin	$10,229	.07%	$10,296	.07%

Average notional amount	$1,037,241		$1,062,241

Rate received(b)		6.27%		6.26%
Rate paid(b)		2.36%		2.41%

	Nine months ended September 30
	2010		2009
	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(32,448)	(.10)	(27,230)	(.08)

Net interest income/margin	$32,448	.07%	$27,230	.06%

Average notional amount	$1,050,794		$1,085,483

Rate received(b)		6.35%		6.34%
Rate paid(b)		2.22%		2.99%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
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
     The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings totaled $1.0 billion, $2.2 billion and $2.1 billion at September 30, 2010, September 30, 2009 and December 31, 2009, respectively. In general, those borrowings were unsecured and matured on the following business day. As already noted, offshore branch deposits and brokered certificates of deposit have been used by the Company as alternatives to short-term borrowings. Offshore branch deposits also generally mature on the next business day and totaled $654 million at September 30, 2010, $1.3 billion at September 30, 2009 and $1.1 billion at December 31, 2009. Outstanding brokered time deposits at September 30, 2010, September 30, 2009 and December 31, 2009 were $526 million, $1.1 billion and

$868 million, respectively. At September 30, 2010, the weighted-average remaining term to maturity of brokered time deposits was 22 months. Certain of these brokered time deposits have provisions that allow for early redemption. The Company also has brokered NOW and brokered money-market deposit accounts which aggregated $1.5 billion, $623 million and $618 million at September 30, 2010, September 30, 2009 and December 31, 2009, respectively. The rise in such brokered deposit accounts at the recent quarter-end as compared with the respective 2009 quarter-ends resulted from higher demand for these deposits due to the unsettled economy and the need for brokerage firms to ensure that customer deposits are fully insured while earning a yield on such deposits.
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
     Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by direct-pay letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $27 million and $45 million at September 30, 2010 and 2009, respectively, and $19 million at December 31, 2009. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was approximately $1.9 billion at each of September 30, 2010, September 30, 2009 and December 31, 2009. M&T Bank also serves as remarketing agent for most of those bonds.
     The Company enters into contractual obligations in the normal course of business which require future cash payments. Such obligations include, among others, payments related to deposits, borrowings, leases and other contractual commitments. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further information relating to these commitments is provided in note 13 of Notes to Financial Statements.
     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at September 30, 2010 approximately $1.3 billion was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 5 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at September 30, 2010 or at December 31, 2009.
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

     The accompanying table as of September 30, 2010 and December 31, 2009 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
Changes in interest rates	September 30, 2010	December 31, 2009
+200 basis points	$72,075	33,974
+100 basis points	38,698	19,989
-100 basis points	(35,838)	(37,775)
-200 basis points	(56,257)	(61,729)
     The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period of 100 and 200 basis points, as compared with the assumed base scenario. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. The changes to projected net interest income resulting from rising interest rates from December 31, 2009 to September 30, 2010 were largely due to the projected balance sheet’s funding mix having a higher concentration of core deposits, with less concentration in short-term, floating rate wholesale borrowings. Nevertheless, in light of the uncertainties and assumptions associated with the process, the amounts presented in the table are not considered significant to the Company’s past or projected net interest income.
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
     The notional amounts of interest rate contracts entered into for trading purposes totaled $12.6 billion at September 30, 2010, compared with $14.7 billion at September 30, 2009 and $13.9 billion at December 31, 2009. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $622 million, $809 million and $608 million at September 30, 2010, September 30, 2009 and December 31, 2009, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $537 million and $425 million, respectively, at September 30, 2010, $497 million and $385 million, respectively, at September 30, 2009, and $387 million and $302 million, respectively, at December 31, 2009. Included in trading account assets at September 30, 2010 were $33 million of assets related to deferred compensation plans, compared with $34 million and $36 million at September 30, 2009 and December 31, 2009, respectively. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at September 30, 2010 were $35 million of liabilities related to deferred compensation plans, compared with $37 million and $38 million at September 30 and December 31, 2009, respectively. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.
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
Provision for Credit Losses
The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the third quarter of 2010 was $93 million, compared with $154 million in the year-earlier quarter and $85 million in the second quarter of 2010. For the nine-month periods ended September 30, 2010 and 2009, the provision for credit losses was $283 million and $459 million, respectively. While the Company has experienced some improvement in its credit quality metrics during the first nine months of 2010, the levels of the provision since late 2007 have been higher than historical levels, reflecting a pronounced downturn in the U.S. economy, which entered recession in late-2007, and significant deterioration in the residential real estate market that began in early-2007 and continued through the recently completed quarter. Declining real estate valuations and higher levels of delinquencies and charge-offs have significantly affected the quality of the Company’s residential real estate-related loan portfolios. Specifically, the Company’s Alt-A residential real estate loan portfolio and its residential real estate builder and developer loan portfolio experienced the majority of the credit problems related to the turmoil in the residential real estate market place. The Company also experienced increased levels of commercial loan and consumer loan charge-offs over the past two years due to, among other things, higher unemployment levels and the recessionary economy.
     Loans acquired in connection with the Provident and Bradford transactions were recorded at fair value with no carry over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at current interest rates. The excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans.
     Net loan charge-offs were $93 million in the recently completed quarter, compared with $141 million in the third quarter of 2009 and $82 million in the second quarter of 2010. Net charge-offs as an annualized percentage of average loans and leases were .73% in the third quarter of 2010, compared with 1.07% and .64% in the third quarter of 2009 and the second quarter of 2010, respectively. Net charge-offs for the nine-month periods ended September 30 totaled $269 million in 2010 and $379 million in 2009, representing an annualized .70% and 1.00% of average loans and leases. A summary of net charge-offs by loan type follows.
NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In thousands

	2010
				Year
	1st Qtr.	2nd Qtr.	3rd Qtr.	to-date
Commercial, financial, etc.	$17,994	9,166	33,147	60,307
Real estate:
Commercial	30,226	35,449	17,837	83,512
Residential	15,280	13,182	17,480	45,942
Consumer	31,009	23,801	24,483	79,293

	$94,509	81,598	92,947	269,054

	2009
				Year
	1st Qtr.	2nd Qtr.	3rd Qtr.	to-date
Commercial, financial, etc.	$22,301	48,025	70,803	141,129
Real estate:
Commercial	22,399	27,511	20,645	70,555
Residential	19,702	31,460	19,839	71,001
Consumer	35,531	30,610	30,204	96,345

	$99,933	137,606	141,491	379,030

     Net charge-offs of commercial loans and leases declined in the third quarter of 2010 as compared with the year-earlier quarter as a result of a $42 million partial charge-off of a relationship with an operator of retirement communities and a $12 million partial charge-off of an unsecured loan to a single customer in the commercial real estate sector that were recognized in 2009’s third quarter. Included in net charge-offs of commercial real estate loans were net charge-offs of loans to residential homebuilders and developers of $11 million and $13 million for the quarters ended September 30, 2010 and 2009, respectively, and $17 million in the second quarter of 2010. Net charge-offs of residential real estate loans included net charge-offs of Alt-A first mortgage loans of $9 million in each of the second and third quarters of 2010, compared with $12 million during the quarter ended September 30, 2009. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended September 30, 2010, September 30, 2009 and June 30, 2010, respectively, of: indirect automobile loans of $7 million, $11 million and $7 million; recreational vehicle loans of $6 million, $5 million and $6 million; and home equity loans and lines of credit, including Alt-A second lien loans, of $7 million, $11 million and $8 million. Including both first and second lien mortgages, net charge-offs of Alt-A loans totaled $10 million in each of the quarters ended June 30 and September 30, 2010, compared with $14 million in the third quarter of 2009.
     Nonaccrual loans totaled $1.10 billion or 2.16% of total loans and leases outstanding at September 30, 2010, compared with $1.23 billion or 2.35% at September 30, 2009, $1.33 billion or 2.56% at December 31, 2009, and $1.09 billion or 2.13% at June 30, 2010. The continuing turbulence in the residential real estate market place has resulted in deteriorating real estate values and increased delinquencies, both for loans to consumers and loans to builders and developers of residential real estate. The depressed state of the U.S. economy has resulted in generally higher levels of nonaccrual loans. The decline in nonaccrual loans from December 31, 2009 to June 30, 2010 and September 30, 2010 was largely due to payments made in 2010’s second and third quarters by a borrower that operates retirement communities and in the second quarter by a borrower that is a consumer finance and credit insurance company, and the transfer to real estate and other foreclosed assets during that quarter of $98 million of collateral related to a commercial real estate loan that was placed in nonaccrual status during the fourth quarter of 2009.
     Accruing loans past due 90 days or more were $215 million or .42% of total loans and leases at September 30, 2010, compared with $183 million or .35% a year earlier, $208 million or .40% at December 31, 2009 and $203 million or .40% at June 30, 2010. Those loans included $194 million, $173 million, $193 million and $188 million at September 30, 2010, September 30, 2009, December 31, 2009 and June 30, 2010, respectively, of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $178 million, $156 million, $176 million and $171 million at September 30, 2010, September 30, 2009, December 31, 2009 and June 30, 2010, respectively. Loans past due 90 days or more and accruing interest that were guaranteed by government-related entities also included foreign commercial and industrial loans supported by the Export-Import Bank of the United States that totaled $11 million at September 30, 2010, compared with $13 million at each of September 30, 2009 and December 31, 2009 and $12 million at June 30, 2010.

     Loans obtained in the 2009 acquisition transactions that were impaired at the date of acquisition were recorded at estimated fair value and are generally delinquent in payments, but, in accordance with GAAP the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $53 million at September 30, 2010, or approximately .1% of total loans.
     In an effort to assist borrowers, the Company modified the terms of select loans secured by residential real estate, largely from the Company’s portfolio of Alt-A loans. Included in loans outstanding at September 30, 2010 were $309 million of modified loans, of which $117 million were classified as nonaccrual. The remaining modified loans have demonstrated payment capability consistent with the modified terms and, accordingly, were classified as renegotiated loans and were accruing interest at September 30, 2010. Loan modifications included such actions as the extension of loan maturity dates (generally from thirty to forty years) and the lowering of interest rates and monthly payments. The objective of the modifications was to increase loan repayments by customers and thereby reduce net charge-offs. In accordance with GAAP, the modified loans are included in impaired loans for purposes of determining the allowance for credit losses. Modified residential real estate loans totaled $276 million at September 30, 2009, of which $109 million were in nonaccrual status, and $292 million as of December 31, 2009, of which $108 million were in nonaccrual status.
     Commercial loans and leases classified as nonaccrual totaled $215 million at September 30, 2010, $333 million at September 30, 2009, $322 million at December 31, 2009, and $248 million at June 30, 2010. The decline in such loans since December 31, 2009 reflects payments related to a single borrower that operates retirement communities and the payoff of a $37 million loan to a consumer finance and credit insurance company.
     Nonaccrual commercial real estate loans aggregated $522 million at September 30, 2010, $519 million a year earlier, $638 million at December 31, 2009 and $471 million at June 30, 2010. The increase in such loans from June 30, 2010 to September 30, 2010 includes a $27 million rise in nonperforming loans to homebuilders and developers. The decline in commercial real estate loans classified as nonaccrual at September 30, 2010 and June 30, 2010 as compared with December 31, 2009 reflects the removal from this category of a loan collateralized by real estate in New York City that was initially placed on nonaccrual status in the fourth quarter of 2009. Following a $7 million charge-off, the remaining $98 million of the loan’s carrying value was transferred to “Real Estate and Other Foreclosed Assets” in the second quarter of 2010. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the three-month period ended September 30, 2010 is presented in the accompanying table.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

				Quarter ended
	September 30, 2010			September 30, 2010
		Nonaccrual		Net charge-offs
					Annualized
					percent of
			Percent of		average
	Outstanding		outstanding		outstanding
	balances	Balances	balances	Balances	balances
	(dollars in thousands)

New York	$300,026	$31,428	10.48%	$—	—%
Pennsylvania	228,835	24,189	10.57	—	—
Mid-Atlantic	697,038	182,707	26.21	9,728	5.28
Other	225,207	64,597	28.68	979	1.75

Total	$1,451,106	$302,921	20.88%	$10,707	2.85%

     Residential real estate loans classified as nonaccrual totaled $274 million at September 30, 2010, $288 million at September 30, 2009, $281 million at December 31, 2009 and $285 million at June 30, 2010. Declining property values and higher levels of delinquencies have contributed to higher-than-historical levels of residential real estate loans classified as nonaccrual and to the level of charge-offs. Included in residential real estate loans classified as nonaccrual were Alt-A loans, which totaled $107 million and $125 million at September 30, 2010 and September 30, 2009, respectively, and $112 million at each of December 31, 2009 and June 30, 2010. Residential real estate loans past due 90 days or more and accruing interest totaled $183 million at September 30, 2010, compared with $156 million a year-earlier, and $178 million and $172 million at December 31, 2009 and June 30, 2010, respectively. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended September 30, 2010 is presented in the accompanying table.
     Nonaccrual consumer loans and leases totaled $89 million at September 30, 2010, compared with $88 million a year earlier, $91 million at December 31, 2009 and $86 million at June 30, 2010. As a percentage of consumer loan balances outstanding, nonaccrual consumer loans were .76% at September 30, 2010, compared with .72% a year earlier, .75% at December 31, 2009 and .73% at June 30, 2010. Included in nonaccrual consumer loans and leases at September 30, 2010, September 30, 2009, December 31, 2009 and June 30, 2010 were indirect automobile loans of $32 million, $36 million, $39 million and $30 million, respectively; recreational vehicle loans of $11 million, $16 million, $15 million and $13 million, respectively; and outstanding balances of home equity loans and lines of credit, including second lien Alt-A loans, of $42 million, $33 million, $33 million and $38 million, respectively. Consumer loans delinquent 30–89 days at September 30, 2010 totaled $116 million, compared with $132 million a year earlier, $141 million at December 31, 2009 and $114 million at June 30, 2010. Consumer loans past due 90 days or more and accruing interest were $4 million at each of September 30, 2010, September 30, 2009, December 31, 2009 and June 30, 2010. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended September 30, 2010 is presented in the accompanying table.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter ended
	September 30, 2010			September 30, 2010
		Nonaccrual		Net charge-offs
					Annualized
					percent of
			Percent of		average
	Outstanding		outstanding		outstanding
	balances	Balances	balances	Balances	balances
	(dollars in thousands)
Residential mortgages:
New York	$2,088,995	$42,623	2.04%	$1,053	0.20%
Pennsylvania	723,182	14,643	2.02	6	—
Mid-Atlantic	1,058,342	38,475	3.64	2,665	1.01
Other	1,168,155	64,381	5.51	3,018	1.06

Total	$5,038,674	$160,122	3.18%	$6,742	0.54%

Residential construction loans:
New York	$10,859	$827	7.62%	$—	—%
Pennsylvania	4,217	1,049	24.88	41	3.48
Mid-Atlantic	2,316	275	11.87	456	53.89
Other	40,397	4,419	10.94	1,068	10.03

Total	$57,789	$6,570	11.37%	$1,565	10.32%

Alt-A first mortgages:
New York	$97,558	$13,963	14.31%	$401	1.60%
Pennsylvania	25,268	3,579	14.16	156	2.35
Mid-Atlantic	120,953	16,672	13.78	571	1.83
Other	414,190	72,755	17.57	8,045	7.49

Total	$657,969	$106,969	16.26%	$9,173	5.39%

Alt-A junior lien:
New York	$2,982	$421	14.12%	$—	—%
Pennsylvania	724	51	7.04	258	118.73
Mid-Atlantic	4,806	186	3.87	(3)	(0.27)
Other	16,317	1,252	7.67	981	22.71

Total	$24,829	$1,910	7.69%	$1,236	18.91%

First lien home equity loans:
New York	$37,472	$299	0.80%	$—	—%
Pennsylvania	213,169	1,913	0.90	33	0.06
Mid-Atlantic	160,423	2,173	1.35	14	0.03
Other	1,000	159	15.90	—	—

Total	$412,064	$4,544	1.10%	$47	0.04%

First lien home equity lines:
New York	$851,727	$2,173	0.26%	$96	0.05%
Pennsylvania	557,546	801	0.14	61	0.05
Mid-Atlantic	533,873	954	0.18	178	0.14
Other	14,001	347	2.48	—	—

Total	$1,957,147	$4,275	0.22%	$335	0.07%

Junior lien home equity loans:
New York	$95,035	$1,138	1.20%	$256	1.04%
Pennsylvania	101,274	1,030	1.02	37	0.14
Mid-Atlantic	165,294	2,969	1.80	(32)	(0.07)
Other	18,113	1,210	6.68	182	3.94

Total	$379,716	$6,347	1.67%	$443	0.45%

Junior lien home equity lines:
New York	$1,706,875	$14,159	0.83%	$2,524	0.56%
Pennsylvania	575,635	1,965	0.34	375	0.24
Mid-Atlantic	1,539,361	6,085	0.40	1,671	0.42
Other	77,853	2,234	2.87	671	3.42

Total	$3,899,724	$24,443	0.63%	$5,241	0.51%

     Real estate and other foreclosed assets totaled $193 million at each of June 30 and September 30, 2010, $95 million at December 31, 2009 and $85 million at September 30, 2009. The increase at the two most recent quarter-ends as compared with September 30 and December 31, 2009 reflects the $98 million addition in the second quarter of 2010 of the previously discussed commercial real estate property located in New York City. Excluding that property, at September 30, 2010 the Company’s holding of residential real estate-related properties comprised approximately 78% of the remaining foreclosed assets.
     A comparative summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA
Dollars in thousands

	2010 Quarters			2009 Quarters
	Third	Second	First	Fourth	Third
Nonaccrual loans	$1,099,560	1,090,135	1,339,992	1,331,702	1,228,341
Real estate and other foreclosed assets	192,600	192,631	95,362	94,604	84,676

Total nonperforming assets	$1,292,160	1,282,766	1,435,354	1,426,306	1,313,017

Accruing loans past due 90 days or more(a)	$214,769	203,081	203,443	208,080	182,750

Renegotiated loans	$233,671	228,847	220,885	212,548	190,917

Government guaranteed loans included in totals above:
Nonaccrual loans	$38,232	40,271	37,048	38,579	38,590
Accruing loans past due 90 days or more	194,223	187,682	194,523	193,495	172,701

Purchased impaired loans(b):
Outstanding customer balance	$113,964	130,808	148,686	172,772	209,138
Carrying amount	52,728	61,524	73,890	88,170	108,058

Nonaccrual loans to total loans and leases, net of unearned discount	2.16%	2.13%	2.60%	2.56%	2.35%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	2.53%	2.50%	2.78%	2.74%	2.51%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	. 42%	. 40%	. 40%	. 40%	. 35%

(a)	Predominately residential mortgage loans.

(b)	Accruing loans that were impaired at acquisition date and recorded at fair value.
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
     Management cautiously and conservatively evaluated the allowance for credit losses as of September 30, 2010 in light of: (i) lower residential real estate values and higher than historical levels of delinquencies of residential real estate loans; (ii) recession-like economic conditions in many of the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the lack of loan growth experienced by the Company. Considerable concerns exist about economic conditions in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment, which has caused consumer spending to slow; the underlying impact on businesses’ operations and abilities to repay loans as consumer spending slowed; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued uncertainty about possible responses to state and local government budget deficits. Although the U.S. economy experienced recession and weak economic conditions during recent years, the impact of those conditions was not as pronounced on borrowers in the traditionally slower growth or stagnant regions of upstate New York and central Pennsylvania. Approximately one-half of the Company’s loans are to customers in New York State and Pennsylvania. Home prices in upstate New York and central Pennsylvania were largely unchanged in 2009 and 2010 to-date, in contrast to declines in values in many other regions of the country. Therefore, despite the conditions, as previously described, the most severe credit issues experienced by the Company have been centered around residential real estate, including loans to builders and developers of residential real estate, in areas other than New York State and Pennsylvania. In response, the Company has conducted detailed reviews of all loans to residential real estate builders and developers that exceeded $2.5 million. Those credit reviews often resulted in commencement of intensified collection efforts, including instances of foreclosure. Throughout 2009, the Company experienced increases in nonaccrual commercial loans, largely the result of a small number of large relationships, and in nonaccrual commercial real estate loans, largely due to builders and developers of residential real estate loans and one large loan in New York City. The Company utilizes an extensive loan grading system which is applied to all commercial loans and commercial real estate loans. On a quarterly basis, the Company’s loan review department reviews all commercial loans and commercial real estate loans greater than $350,000 that are classified as “Special Mention” or worse. Meetings are held with loan officers and their managers, workout specialists and Senior Management to discuss each of the relationships. Borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “Special Mention”, the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those latter cases, when current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company expanded its collections and loan work-out staff and further refined its loss identification and estimation techniques by reference to loan performance and house price depreciation data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties.
     Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers generally, but also residential and commercial real estate valuations, in particular, given the size of the real estate loan portfolios. Reflecting the factors and conditions as described herein, the Company has experienced historically high levels of nonaccrual loans and net charge-offs of real estate-related loans, particularly in the Company’s portfolios of residential real estate-related loans, including first and second lien Alt-A mortgage loans and loans to builders and developers of residential real estate. The Company has also experienced higher than historical levels of nonaccrual commercial real estate loans in 2009 and 2010. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, and general economic conditions affecting consumers.
     Management believes that the allowance for credit losses at September 30, 2010 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $895 million, or 1.76% of total loans and leases at September 30, 2010, compared with $868 million or 1.66% at September 30, 2009, $878 million or 1.69% at December 31, 2009 and $895 million or 1.75% at June 30, 2010. The ratio of the allowance to total loans at each of those dates reflects the impact of loans obtained in the acquisition of Provident and loans obtained in the Bradford transaction that have been recorded at estimated fair value based on estimated future cash flows expected to be received on those loans. Those cash flows reflect the impact of expected defaults on customer repayment performance. As a result, and as required by GAAP, there was no carry-over of the allowance previously recorded by Provident and Bradford. Accordingly, although general in nature, the allowance for credit losses is predominantly intended to provide for losses inherent in the Company’s legacy loans (that is, total loans excluding loans acquired in the Provident and Bradford transactions). The allowance for credit losses applicable to legacy loans expressed as a percentage of such loans was 1.86% at each of September 30 and June 30, 2010, compared with 1.81% at September 30, 2009 and 1.83% at December 31, 2009. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans was 81% at September 30, 2010, compared with 71% a year earlier, 66% at December 31, 2009 and 82% at June 30, 2010. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.
Other Income
Other income totaled $290 million in the third quarter of 2010, compared with $278 million in the year-earlier quarter and $274 million in the second quarter of 2010. Reflected in such income were net losses on investment securities (including other-than-temporary impairment losses), which totaled to $8 million in the recent quarter, $47 million in the third quarter of 2009 and $22 million in 2010’s second quarter. Other-than-temporary impairment charges of $10 million and $47 million were recognized in the three-month periods ended September 30, 2010 and 2009, respectively, and related to certain of the Company’s privately issued residential mortgage-backed CMOs and CDOs backed by pooled trust preferred securities. Other-than-temporary impairment charges totaling $22 million were recognized in the second quarter of 2010 related to a $12 million write-down of AIB ADSs, which were obtained in M&T’s acquisition of Allfirst in 2003, and $10 million of charges related to certain of the Company’s privately issued residential mortgage-backed CMO holdings and CDOs backed by pooled trust preferred securities. Excluding the $29 million Bradford-related gain in the third quarter of 2009 and gains and losses on bank investment securities (including other-than-temporary impairment losses) from all quarters, other income in the recent quarter totaled $298 million, up from $296 million in each of the third quarter of 2009 and the second quarter of 2010. The primary contributor to the slight improvement in the recent quarter as compared with the third quarter of 2009 and 2010’s second quarter was higher mortgage banking revenues, which were largely offset by declines in service charges on deposit accounts. The lower level of deposit service charge revenues was attributable to new regulations that went into effect during the recent quarter.
     Mortgage banking revenues rose to $61 million in the recent quarter, 27% higher than $48 million in the third quarter of 2009 and 30% above $47 million in the second quarter of 2010. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

     Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $45 million in the recent quarter, compared with $38 million in the third quarter of 2009 and $36 million in the second quarter of 2010. The higher revenues in the recent quarter reflect higher origination volumes and wider margins associated with origination activity.
     New commitments to originate residential mortgage loans to be sold were approximately $1.4 billion and $1.3 billion in the third quarters of 2010 and 2009, respectively, and $1.1 billion in the second quarter of 2010. Similarly, closed residential mortgage loans originated for sale to other investors were approximately $1.1 billion in the most recent quarter, compared with $1.4 billion and $1.0 billion in the three-month periods ended September 30, 2009 and June 30, 2010, respectively. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $24 million in the recently completed quarter, compared with gains of $17 million and $15 million in the third quarter of 2009 and the second quarter of 2010, respectively.
     The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. Since early 2007 when the Company recognized a $6 million charge related to declines in market values of previously sold residential real estate loans that the Company could have been required to repurchase, the Company has regularly reduced residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. That variability has not had a material impact on the Company’s results of operations and management believes that any liability arising out of the Company’s obligation to loan purchasers as of September 30, 2010 is not material to the Company’s consolidated financial position. Nevertheless, in recent quarters the Company has received increased requests from loan purchasers for reimbursement. The Company has considered those requests in assessing the estimated impact on the Company’s consolidated financial statements.
     Revenues from servicing residential mortgage loans for others were $20 million in each of the third quarters of 2010 and 2009 and the second quarter of 2010. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans which totaled $7 million in each of those quarters.
     Residential mortgage loans serviced for others were $21.3 billion at each of September 30, 2010 and September 30, 2009, compared with $21.4 billion at each of June 30, 2010 and December 31, 2009, including the small balance commercial mortgage loans noted above of approximately $5.4 billion at the recent quarter-end, $5.7 billion at September 30, 2009, $5.6 billion at June 30, 2010 and $5.5 billion at December 31, 2009. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $115 million at September 30, 2010, compared with $144 million at September 30, 2009, $124 million at June 30, 2010 and $141 million at December 31, 2009. The valuation allowance for possible impairment of residential mortgage servicing assets totaled $6 million, $4 million, $2 million and $50 thousand at September 30, 2010, September 30, 2009, June 30, 2010 and December 31, 2009, respectively. Included in capitalized residential mortgage servicing assets were $29 million at September 30, 2010, $44 million at September 30, 2009, $33 million at June 30, 2010 and $40 million at December 31, 2009 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Servicing rights for the small balance commercial mortgage loans were purchased from Bayview Lending Group, LLC (“BLG”) or its affiliates. In addition, at September 30, 2010 capitalized servicing rights included $11 million for servicing rights for $3.8 billion of residential real estate loans that were purchased from affiliates of BLG. Additional information about the Company’s relationship with BLG and its affiliates is provided in note 15 of Notes to Financial Statements.
     Loans held for sale that are secured by residential real estate totaled $554 million and $462 million at September 30, 2010 and 2009, respectively, $450 million at June 30, 2010 and $530 million at December 31, 2009. Commitments to sell residential mortgage loans and commitments to originate such loans for sale at pre-determined rates were $1.1 billion and $930 million, respectively, at September 30, 2010, $911 million and $795 million, respectively, at September 30, 2009 and $936 million and $631 million, respectively, at December 31, 2009. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $28 million and $13 million at September 30, 2010 and September 30, 2009, respectively, and $15 million at December 31, 2009. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net increases in revenues of $9 million and $5 million in the third quarter of 2010 and 2010’s second quarter, respectively, and a net decrease in revenues of $9 million in the third quarter of 2009.
     Late in the recent quarter, the Company began to originate certain residential real estate loans to be held in its loan portfolio, rather than continuing to sell such loans. The loans conform to Fannie Mae and Freddie Mac underwriting guidelines. Retaining these residential real estate loans is expected to largely offset the impact of the declining investment securities portfolio resulting from maturities and pay-downs of residential mortgage-backed securities while providing high quality assets earning a reasonable yield. Based on projected origination volumes and interest rates, the Company estimates that the decision to retain the residential real estate loans will reduce fourth quarter 2010 residential mortgage banking revenues by approximately $8 million to $12 million.
     Commercial mortgage banking revenues were $16 million in the third quarter of 2010, compared with $10 million in the year-earlier quarter and $11 million in the second quarter of 2010. Reflecting higher origination volumes, revenues from loan origination and sales activities were $12 million in the third quarter of 2010, up from $6 million in the similar 2009 period and $7 million in the second quarter of 2010. Commercial mortgage loan servicing revenues were $4 million in each of those quarters. Capitalized commercial mortgage servicing assets totaled $39 million at September 30, 2010, $31 million at September 30, 2009 and $33 million at December 31, 2010. Commercial mortgage loans serviced for other investors totaled $7.7 billion, $7.0 billion and $7.1 billion at September 30, 2010, September 30, 2009 and December 31, 2009, respectively, and included $1.5 billion, $1.3 billion and $1.3 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $261 million and $158 million, respectively, at September 30, 2010, $160 million and $41 million, respectively, at September 30, 2009 and $303 million and $180 million, respectively, at December 31, 2009. Commercial mortgage loans held for sale at September 30, 2010 and 2009 were $103 million and $119 million, respectively, and were $123 million at December 31, 2009.

     Service charges on deposit accounts totaled $118 million in the recent quarter, down from $129 million in each of the third quarter of 2009 and the second 2010 quarter. The decline in such fees in the recent quarter as compared with the two earlier quarters was due predominantly to the new regulations that went into effect during the third quarter of 2010. The Federal Reserve and other bank regulators have adopted regulations requiring expanded disclosure of overdraft and other fees assessed to consumers and have issued guidance that requires consumers to elect to be subject to fees for certain deposit account transactions which began July 1, 2010 for new customers and August 15, 2010 for pre-existing customers. The Company engaged in an outreach program to customers, particularly those who are frequent users of overdraft services, to ensure they understand such services and to allow them the opportunity to continue to receive those services. The Company estimates that service charge revenues in the fourth quarter of 2010 as compared with the recent quarter could decline between five and ten percent, reflecting a full quarter’s impact of those regulatory changes.
     Trust income totaled $30 million in the two most recent quarters, compared with $32 million in the third quarter of 2009. The Company has experienced lower levels of trust income over the last two years, reflecting lower balances in proprietary mutual funds and fee waivers by the Company in order to continue to pay customers a yield on their investments in proprietary money-market mutual funds. Those waived fees totaled approximately $4 million during each of the two most recent quarters, compared with $5 million during the three-month period ended September 30, 2009. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $12 million in the third quarter of 2010, compared with $14 million in the similar quarter of 2009 and $13 million in the second quarter of 2010. Trading account and foreign exchange activity resulted in gains of $6 million during the most recent quarter, compared with gains of $7 million in the year-earlier quarter and $4 million in the second quarter of 2010. The lower revenues in the second quarter of 2010 were largely attributable to decreases in the market values of trading account assets held in conjunction with deferred compensation arrangements.
     Including other-than-temporary impairment losses, during the third quarter of 2010 the Company recognized net losses on investment securities of $8 million, compared with net losses of $47 million and $22 million in the year-earlier quarter and in the second quarter of 2010, respectively. Other-than-temporary impairment charges of $10 million, $47 million and $22 million were recorded in the quarters ended September 30, 2010, September 30, 2009 and June 30, 2010, respectively. Each reporting period, the Company reviews its investment securities for other-than-temporary impairment. For equity securities, such as the Company’s holding of AIB ADSs, the Company considers various factors to determine if the decline in value is other than temporary, including the duration and extent of the decline in value, the factors contributing to the decline in fair value, including the financial condition of the issuer as well as the conditions of the industry in which it operates, and the prospects for a recovery in fair value of the equity security. For debt securities, the Company analyzes the creditworthiness of the issuer or reviews the credit performance of the underlying collateral supporting the bond. For debt securities backed by pools of loans, such as privately issued mortgage-backed securities, the Company estimates the cash flows of the underlying loan collateral using forward-looking assumptions of default rates, loss severities and prepayment speeds. Estimated collateral cash flows are then utilized to estimate bond-specific cash flows to determine the ultimate collectibility of the bond. If the present value of the cash flows indicates that the Company should not expect to recover the entire amortized cost basis of a bond or if the Company intends to sell the bond or it more likely than not will be required to sell the bond before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized. If an other-than-temporary impairment loss is deemed to have occurred, the investment security’s cost basis is adjusted, as appropriate for the circumstances. Additional information about other-than-temporary impairment losses is included herein under the heading “Capital.”
     M&T’s share of the operating results of BLG in each of the two most recent quarters was a loss of $6 million, compared with a loss of $11 million in the third quarter of 2009. The operating losses of BLG in the respective quarters resulted from the disruptions in the privately issued mortgage-backed securities market and higher provisions for losses associated with securitized loans and other loans held by BLG, and costs associated with severance and certain lease terminations incurred by BLG as it downsized its operations. Despite the credit and liquidity disruptions that began in 2007, BLG had been successfully securitizing and selling significant volumes of small-balance commercial real estate loans until the first quarter of 2008. In response to the illiquidity in the marketplace since that time, BLG reduced its originations activities, scaled back its workforce and made use of its contingent liquidity sources. As a result of past securitization activities, BLG is entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings. In assessing M&T’s investment in BLG for other-than-temporary impairment at September 30, 2010, with respect to BLG’s commercial mortgage origination and securitization activities, the Company conservatively projected no further securitization activities. With respect to mortgage assets held by BLG and its affiliates, M&T estimated future cash flow from those assets using various assumptions for future defaults and loss severities to arrive at an expected amount of cash flow that could be available for BLG to distribute to M&T. As of September 30, 2010, the weighted-average assumption of projected default percentage on the underlying mortgage loan collateral supporting those mortgage assets was 31% and the weighted-average loss severity assumption was 66%. Lastly, M&T considered different scenarios of projected cash flows that could be generated by the asset management and servicing operations of BLG’s affiliates. BLG is contractually entitled to participate in any distributions from those affiliates. Such estimates were derived from company-provided forecasts of financial results and through discussions with their senior management with respect to longer-term projections of growth in assets under management and asset servicing portfolios. M&T then discounted the various projections using discount rates that ranged from 8% to 17%. Upon evaluation of those results, management concluded that M&T’s investment in BLG was not other-than-temporarily impaired at September 30, 2010. Nevertheless, if BLG is not able to realize sufficient cash flows for the benefit of M&T, the Company may be required to recognize an other-than-temporary impairment charge in a future period for some portion of the $227 million book value of its investment in BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.
     Other revenues from operations totaled $77 million in the recent quarter, compared with $106 million in 2009’s third quarter and $79 million in the second quarter of 2010. Reflected in such revenues in the third quarter of 2009 was the $29 million gain recorded on the Bradford acquisition transaction. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $25 million in each of the third quarters of 2010 and 2009 and $26 million in the second quarter of 2010. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $12 million in the recent quarter and $14 million in each of the year-earlier quarter and the second quarter of 2010. Revenues from merchant discount and credit card fees were $12 million in each of the two most recent quarters, compared with $10 million in the third quarter of 2009. Insurance-related sales commissions and other revenues totaled $9 million in each of the two most recent quarters, compared with $12 million in the quarter ended September 30, 2009.
     Other income totaled $821 million in the first nine months of 2010, compared with $782 million in the similar 2009 period. Gains and losses on bank investment securities (including other-than-temporary impairment losses) totaled to net losses of $57 million in the first nine months of 2010 and $103 million in the corresponding 2009 period. Excluding gains and losses from bank investment securities and the $29 million Bradford-related gain in 2009, other income was $878 million in the nine-month period ended September 30, 2010, compared with $856 million in the corresponding 2009 period. Higher service charges on deposit accounts, largely the result of accounts obtained in the 2009 acquisition transactions, letter of credit and credit—related fees, and merchant discount and credit card fees were partially offset by declines in mortgage banking, trust and brokerage services income.
     For the nine-month period ended September 30, 2010, mortgage banking revenues aggregated $150 million, down 5% from $157 million in the year-earlier period. Residential mortgage banking revenues declined 14% to $110 million during the first nine months of 2010 from $129 million in the similar 2009 period. New commitments to originate residential mortgage loans to be sold were $3.5 billion and $4.9 billion during the first nine months of 2010 and 2009 respectively. Closed residential mortgage loans originated for sale to other investors during the nine-month periods ended September 30, 2010 and 2009 were $3.1 billion and $4.9 billion, respectively. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized unrealized gains and losses on residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to gains of $47 million and $64 million during the nine-month periods ended September 30, 2010 and 2009, respectively. Lower origination activity was the primary contributor to the decline in such revenues, partially offset by wider margins on those loans.
     Revenues from servicing residential mortgage loans for others were $60 million and $61 million for the first nine-months of 2010 and 2009, respectively. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small balance commercial mortgage loans of $20 million and $22 million for the nine-month periods ended September 30, 2010 and 2009, respectively. Commercial mortgage banking revenues totaled $40 million and $29 million during the first nine months of 2010 and 2009, respectively. That improvement reflected higher origination activity in the 2010 period.
     Service charges on deposit accounts rose 7% to $367 million during the first nine months of 2010 from $342 million in the similar 2009 period. That improvement resulted largely from the impact of the 2009 acquisition transactions and increased debit card fees resulting from higher transaction volumes. Trust income declined 7% to $92 million from $99 million a year earlier, and brokerage services income decreased 12% to $38 million during the first nine months of 2010 from $43 million in the corresponding 2009 period. The declines in trust and brokerage services income reflect lower fees for providing services that are tied to the performance of bond and equity markets. Also reflected in trust income were $14 million and $7 million of fee waivers during the first nine months of 2010 and 2009, respectively, related to proprietary money-market funds. Trading account and foreign exchange activity resulted in gains of $15 million and $16 million for the nine-month periods ended September 30, 2010 and 2009, respectively. M&T’s investment in BLG resulted in losses of $18 million for the nine months ended September 30, 2010, compared with losses of $15 million in the year-earlier period. Investment securities gains and losses totaled to net losses of $57 million and $103 million during the first nine months of 2010 and 2009, respectively. Included in those amounts were other-than-temporary impairment losses of $59 million and $104 million during those respective periods.

     Other revenues from operations were $236 million in the first nine months of 2010, down from $243 million in the corresponding 2009 period. Excluding the $29 million gain recognized on the Bradford transaction in the third quarter of 2009, other revenues from operations were up $22 million, or 10%, in the first nine months of 2010 as compared with the similar 2009 period. Included in other revenues from operations during the nine-month periods ended September 30, 2010 and 2009 were: letter of credit and other credit-related fees of $80 million and $74 million, respectively; income from bank owned life insurance of $38 million and $37 million, respectively; merchant discount and credit card fees of $34 million and $30 million, respectively; and insurance-related sales commissions and other revenues of $30 million in each period.
Other Expense
Other expense aggregated $480 million in the third quarter of 2010, 4% below $500 million in the year-earlier period, but 1% higher than $476 million in 2010’s second quarter. Included in the amounts noted above are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $14 million and $17 million in the third quarters of 2010 and 2009, respectively, and $15 million in the second quarter of 2010 and merger-related expenses of $14 million in the three-month period ended September 30, 2009. There were no merger-related expenses in 2010. Exclusive of these nonoperating expenses, noninterest operating expenses totaled $467 million in the recent quarter, compared with $469 million in the third quarter of 2009 and $461 million in the second quarter of 2010. As compared with the third quarter of 2009, lower costs for salaries and FDIC assessments in the recent quarter were largely offset by increased costs for professional services. The increase in operating expenses from the second to the third 2010 quarter was largely due to higher professional service expenses, partially offset by lower FDIC assessments.
     Other expense for the nine-month period ended September 30, 2010 aggregated $1.45 billion, down $57 million or 4% from $1.50 billion in the similar 2009 period. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $45 million and $48 million in the first nine months of 2010 and 2009, respectively, and merger-related expenses of $83 million in the 2009 period. Exclusive of these nonoperating expenses, noninterest operating expenses through the first nine months of 2010 increased $29 million or 2% to $1.40 billion from $1.37 billion in the corresponding 2009 period. Contributing to the increased operating expenses were higher levels of personnel and occupancy expenses related to the acquired operations of Provident and an $18 million reduction of the allowance for impairment of capitalized residential mortgage servicing rights in the first nine months of 2009. In comparison, a $6 million addition to the impairment allowance was recognized during 2010’s first nine months. Partially offsetting those factors were decreases in expenses related to foreclosed residential real estate properties and FDIC assessments. Table 2 provides a reconciliation of other expense to noninterest operating expense.
     Salaries and employee benefits expense totaled $246 million in each of the second and third quarters of 2010, compared with $255 million in the third quarter of 2009. The decline in such expense in the recent quarter as compared with the year-earlier quarter reflected decreases in commissions, incentive compensation and salaries. For the first three quarters of 2010, salaries and employee benefits expense were $756 million, compared with $755 million in the year-earlier period. As noted in table 2, merger-related salaries and benefits costs were $10 million during the first nine months of 2009. Those expenses consisted predominantly of severance expense for Provident employees. Excluding those expenses, salaries and benefits expense rose 1% or $11 million from the nine-month period ended September 30, 2009 to the corresponding 2010 period. That increase reflects the impact of operations associated with the May 23, 2009 acquisition of Provident. Stock-based compensation totaled $11 million, $10 million and $12 million during the quarters ended September 30, 2010, September 30, 2009 and June 30, 2010, respectively, and $43 million for each of the nine-month periods ended September 30, 2010 and 2009. The number of full-time equivalent employees was 12,837 at September 30, 2010, 13,921 at September 30, 2009, 13,639 at December 31, 2009 and 13,022 at June 30, 2010.
     Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $220 million in the third quarter of 2010, compared with $215 million in each of the corresponding quarter of 2009 and the second quarter of 2010. On the same basis, such expenses were $644 million and $627 million during the first nine months of 2010 and 2009, respectively. The increase in nonpersonnel operating expenses in the recent quarter as compared with the year-earlier quarter and the second quarter of 2010 was due, in large part, to higher costs for professional services, partially offset by lower FDIC assessments. Contributing to the rise in nonpersonnel expenses in the first nine months of 2010 as compared with the similar period in 2009 were higher costs for professional services, advertising and promotion, and occupancy expenses related to the acquired operations of Provident. In addition, during 2010’s first three quarters the Company recorded additions to the valuation allowance for impairment of capitalized residential mortgage servicing rights of $6 million, compared with reversals of the valuation allowance of $18 million during the nine-month period ended September 30, 2009. Those factors were partially offset by a decline in expenses related to foreclosed residential real estate properties and lower FDIC assessments in 2010.
     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities and gains on merger transactions), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 53.4% and 55.2% during the quarters ended September 30, 2010 and 2009, respectively, and 53.1% in the second quarter of 2010. The efficiency ratios for the nine months ended September 30, 2010 and 2009 were 54.1% and 57.9%, respectively. Noninterest operating expenses used in calculating the efficiency ratio exclude the amortization of core deposit and other intangible assets and the merger-related expenses noted earlier. If charges for amortization of core deposit and other intangible assets were included, the efficiency ratio for the three-month periods ended September 30, 2010 and 2009 would have been 55.0% and 57.2%, respectively, compared with 54.8% for the second quarter of 2010, and for the nine-month periods ended September 30, 2010 and 2009 would have been 55.8% and 59.9%, respectively.
Income Taxes
The provision for income taxes for the third quarter of 2010 was $95 million, compared with $44 million in the third quarter of 2009 and $91 million in the second quarter of 2010. The provision for income taxes in the third quarter of 2009 was reduced as a result of a $10 million reversal of taxes accrued in earlier periods for previously uncertain tax positions in various jurisdictions. Exclusive of the impact of the $10 million credit to income taxes in that quarter, the effective tax rates were 33.0%, 31.5% and 32.5% in the three months ended September 30, 2010, September 30, 2009 and June 30, 2010, respectively. For the nine-month periods ended September 30, 2010 and 2009, the provision for income taxes was $254 million and $75 million, respectively, and the effective tax rates were 32.4% in 2010 and 23.6% in 2009. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items. For example, although the merger-related expenses incurred during 2009 are predominantly deductible for purposes of computing income tax expense, those charges had an impact on the effective tax rate because they lowered pre-tax income relative to the amounts of tax-exempt income and other permanent differences that impact the effective tax rate.
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
Capital
Stockholders’ equity was $8.2 billion at September 30, 2010, representing 12.06% of total assets, compared with $7.6 billion or 11.03% of total assets a year earlier and $7.8 billion or 11.26% at December 31, 2009. Included in stockholders’ equity at those dates was $600 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and warrants to purchase M&T common stock issued on December 23, 2008 as part of the U.S. Treasury Capital Purchase Program (“CPP”). The financial statement value of that preferred stock was $577 million at September 30, 2010, $571 million at September 30, 2009 and $573 million at December 31, 2009. Provident also participated in the CPP on November 14, 2008. As a result, Provident’s $151.5 million of preferred stock related thereto was converted to M&T Fixed Rate Cumulative Perpetual Preferred Stock, Series C, with warrants to purchase M&T common stock. The estimated fair value ascribed to the Series C Preferred Stock was $129 million on the May 23, 2009 acquisition date. The financial statement value of the Series C Preferred Stock was $134 million, $130 million and $131 million at September 30, 2010, September 30, 2009 and December 31, 2009, respectively. The holder of the Series A and Series C preferred stock is entitled to cumulative cash dividends of 5% per annum for five years after the date of initial issuance and 9% per annum thereafter, payable quarterly in arrears. That preferred stock is redeemable at the option of M&T, subject to regulatory approval. M&T also obtained another series of preferred stock as part of the Provident acquisition that was converted to $26.5 million of M&T Series B Mandatory Convertible Non-Cumulative Preferred Stock, liquidation preference of $1,000 per share. The 26,500 shares of the Series B Preferred Stock will automatically convert into 433,148 shares of M&T common stock on April 1, 2011. The Series B Preferred Stock pays dividends at a rate of 10% per annum on the liquidation preference of $1,000 per share, payable quarterly in arrears. The estimated acquisition date fair value of the Series B Preferred Stock was approximately equal to that stock’s $26.5 million redemption value. Further information concerning the Company’s preferred stock can be found in note 6 of Notes to Financial Statements.
     Common stockholders’ equity was $7.5 billion, or $62.69 per share, at September 30, 2010, compared with $6.9 billion, or $58.22 per share, at September 30, 2009 and $7.0 billion, or $59.31 per share, at December 31, 2009. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $32.23 at the end of the recent quarter, compared with $27.03 a year earlier and $28.27 at December 31, 2009. The Company’s ratio of tangible common equity to tangible assets was 5.96% at September 30, 2010, compared with 4.89% a year earlier and 5.13% at December 31, 2009. A reconciliation of total common stockholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates is presented in table 2.
     Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available-for-sale, gains or losses associated with interest rate swap agreements designated as cash flow hedges, and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on available-for-sale investment securities, net of applicable tax effect, were $79 million, or $.66 per common share, at September 30, 2010, compared with similar losses of $248 million, or $2.09 per common share, at September 30, 2009 and $220 million, or $1.86 per common share, at December 31, 2009. Such unrealized losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale, including the remaining unamortized unrealized losses on investment securities that have been transferred to held-to-maturity classification.
     Reflected in net unrealized losses at September 30, 2010 were pre-tax effect unrealized losses of $324 million on available-for-sale investment securities with an amortized cost of $1.8 billion and pre-tax effect unrealized gains of $255 million on securities with an amortized cost of $4.1 billion. The pre-tax effect unrealized losses reflect $259 million of losses on privately issued mortgage-backed securities with an amortized cost of $1.6 billion and an estimated fair value of $1.3 billion (considered Level 3 valuations) and $42 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $127 million and an estimated fair value of $85 million (generally considered Level 2 valuations).
     The Company’s privately issued mortgage-backed securities classified as available for sale are generally collateralized by prime and Alt-A residential mortgage loans as depicted in the accompanying table. Information in the table is as of September 30, 2010. As with any accounting estimate or other data, changes in fair values and investment ratings may occur at any time.
PRIVATELY ISSUED MORTGAGE-BACKED SECURITIES CLASSIFIED AS AVAILABLE FOR SALE (a)

				As a percentage of
				carrying value
			Net
	Amortized	Fair	unrealized	AAA	Investment	Senior
Collateral type	cost	value	gains(losses)	rated	grade	tranche
	(in thousands)
Residential mortgage loans
Prime — Fixed	$111,479	118,447	6,968	69%	71%	98%
Prime — Hybrid ARMs	1,461,848	1,273,900	(187,948)	12	54	95
Prime — Other	1,885	1,697	(188)	—	—	100
Alt-A — Fixed	8,450	9,863	1,413	13	13	97
Alt-A — Hybrid ARMs	180,554	116,237	(64,317)	—	48	81
Alt-A — Option ARMs	347	165	(182)	—	—	—
Other	5,232	3,059	(2,173)	—	—	8

Subtotal	1,769,795	1,523,368	(246,427)	15	55	94

Commercial mortgage loans	28,116	23,480	(4,636)	15	100	100

Total	$1,797,911	1,546,848	(251,063)	15%	55%	94%

(a)	All information is as of September 30, 2010.

     Reflecting the credit stress associated with residential mortgage loans, trading activity for privately issued mortgage-backed securities has been dramatically reduced. In estimating values for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Because of the relative inactivity and lack of observable valuation inputs, the Company classifies its privately issued mortgage-backed securities portfolio as Level 3. To assist in the determination of fair value for its privately issued mortgage-backed securities, the Company engaged two independent pricing sources at September 30, 2010 and December 31, 2009. In April 2009, guidance was provided by the FASB for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. In consideration of that guidance, the Company performed internal modeling to estimate the cash flows and fair value of 144 of its privately issued residential mortgage-backed securities with an amortized cost basis of $1.6 billion at September 30, 2010. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds. In estimating those cash flows, the Company used conservative assumptions as to future delinquency, default and loss rates in order to mitigate exposure that might be attributable to the risk that actual future credit losses could exceed assumed credit losses. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities. To determine the most representative fair value for each of the 144 bonds under current market conditions, the Company computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. Weightings applied to internal model valuations were generally dependent on bond structure and collateral type, with prices for bonds in non-senior tranches generally receiving lower weightings on the internal model results and greater weightings of the valuation data provided by the independent pricing sources. As a result, certain valuations of privately issued residential mortgage-backed securities were determined by reference to independent pricing sources without adjustment. The average weight placed on internal model valuations was 37%, compared with a 63% weighting on valuations provided by the independent sources. Generally, the range of weights placed on internal valuations was between 0% and 40%. Further information concerning the Company’s valuations of privately issued mortgage-backed securities can be found in note 12 of Notes to Financial Statements.
     During the quarter ended September 30, 2010 the Company recognized $10 million (pre-tax) of other-than-temporary impairment losses related to privately issued residential mortgage-backed securities with an amortized cost basis (before impairment charge) of $207 million and securities backed by trust preferred securities issued by financial institutions with an amortized cost basis (before impairment charge) of $10 million. In assessing impairment losses for debt securities, the Company performed internal modeling to estimate bond-specific cash flows, which considered the placement of the bond in the overall securitization structure and the remaining levels of subordination. For privately issued residential mortgage-backed securities, the model utilized assumptions about the underlying performance of the mortgage loan collateral considering recent collateral performance and future assumptions regarding default and loss severity. At September 30, 2010, projected model default percentages on the underlying mortgage loan collateral ranged from 2% to 38% and loss severities ranged from 10% to 74%. For bonds in which the Company has recognized an other-than-temporary impairment charge, the weighted-average percentage of default collateral was 22% and the weighted-average loss severity was 47%. For bonds without other-than-temporary impairment losses, the weighted-average default percentage and loss severity were 10% and 36%, respectively. Underlying mortgage loan collateral cash flows, after considering the impact of estimated credit losses, were distributed by the model to the various securities within the securitization structure to determine the timing and extent of losses at the bond-level, if any. As a result of the procedures, the Company recognized pre-tax other-than-temporary impairment losses of $7 million on privately issued mortgage-backed securities during the quarter ended September 30, 2010. Despite continuing high levels of delinquencies and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of individual bonds, the Company has concluded that as of September 30, 2010 its remaining privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in the remainder of 2010 and later years that could impact the Company’s conclusions. Management has modeled cash flows from privately issued mortgage-backed securities under various scenarios and has concluded that even if home price depreciation and current delinquency trends persist for an extended period of time, the Company’s principal losses on its privately issued mortgage-backed securities would be substantially less than their current fair valuation losses.
     At September 30, 2010, the Company also had net pre-tax unrealized losses of $2 million on $403 million of trust preferred securities issued by financial institutions, securities backed by trust preferred securities issued by financial institutions and other entities, and other debt securities (including $13 million of unrealized gains on $109 million of securities using a Level 3 valuation and $15 million of net unrealized losses on $294 million of securities classified as Level 2 valuations). Pre-tax net unrealized losses of $29 million existed on $384 million of such securities at December 31, 2009. After evaluating the expected repayment performance of financial institutions where trust preferred securities were held directly by the Company or were within the CDOs backed by trust preferred securities obtained in acquisitions, the Company recognized pre-tax other-than-temporary impairment losses of $3 million related to those securities during the quarter ended September 30, 2010.
     The Company also holds municipal bonds, mortgage-backed securities guaranteed by government agencies and certain collateralized mortgage obligations securitized by Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company and the majority investor of BLG, in its held-to-maturity investment securities portfolio. The Company purchased certain private placement CMOs during the third quarter of 2008 that had been securitized by Bayview Financial. Given the Company’s relationship with Bayview Financial, at that time the Company reconsidered its intention to hold other CMOs securitized by Bayview Financial with a cost basis of $385 million and a fair value of $298 million and transferred such securities from its available-for-sale investment securities portfolio to its held-to-maturity investment securities portfolio. As a result, at September 30, 2010 and December 31, 2009, the Company had in its held-to-maturity portfolio CMOs securitized by Bayview Financial with an amortized cost basis of $325 million and $352 million, respectively, (including the effect of $61 million and $68 million, respectively, of unamortized fair value adjustment (pre-tax) residing in accumulated other comprehensive income from the time of transfer) and a fair value of $202 million and $201 million, respectively. Given the credit enhancements within each of the individual bond structures, the Company has determined that such securities were not other-than-temporarily impaired at September 30, 2010.
     As of September 30, 2010, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at

September 30, 2010. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of the privately issued mortgage-backed securities and other securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and stockholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and stockholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of Notes to Financial Statements.
     Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $114 million, or $.95 per common share, at September 30, 2010, $173 million, or $1.46 per common share, at September 30, 2009 and $117 million, or $.99 per common share, at December 31, 2009. During the second 2009 quarter, the Company contributed 900,000 shares of M&T common stock having a then fair value of $44 million to the Company’s qualified defined benefit pension plan. Those shares were issued from previously held treasury stock.
     Cash dividends paid on M&T’s common stock during each of the quarters ended June 30 and September 30, 2010 totaled $84 million, compared with $83 million in the quarter ended September 30, 2009, and represented a quarterly dividend payment of $.70 per common share in each of those quarters. Common stock dividends during the nine-month periods ended September 30, 2010 and 2009 were $251 million and $243 million, respectively. A cash dividend of $7.5 million, or $12.50 per share, was paid in each of the third quarters of 2010 and 2009 and in the second quarter of 2010 to the U.S. Treasury on M&T’s Series A Preferred Stock, issued on December 23, 2008. For the first nine months of 2010, such dividends totaled $23 million, or $37.50 per share, compared with $19 million, or $32.22 in the corresponding 2009 period. Cash dividends of $663 thousand and $2 million ($25.00 per share and $12.50 per share) were paid on M&T’s Series B and Series C Preferred Stock, respectively, during each of the quarters ended September 30, 2010, September 30, 2009 and June 30, 2010. For the nine-month periods ended September 30, 2010 and 2009, cash dividends paid on M&T’s Series B Preferred Stock totaled $2 million ($75.00 per share) and $663 thousand ($25.00 per share), respectively, and on M&T’s Series C Preferred Stock totaled $6 million ($37.50 per share) and $2 million ($12.50 per share), respectively.
     The Company did not repurchase any shares of its common stock during 2009 or the first nine months of 2010.
     Federal regulators generally require banking institutions to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “Tier 1 leverage” ratio guideline of 3% of the quarterly average of total assets. At September 30, 2010, Tier 1 capital included trust preferred securities of $1.1 billion as described in note 5 of Notes to Financial Statements and total capital further included subordinated capital notes of $1.5 billion.

     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A., as of September 30, 2010 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS
September 30, 2010

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Tier 1 capital	9.45%	8.70%	24.26%
Total capital	13.11%	12.40%	24.96%
Tier 1 leverage	9.18%	8.40%	21.77%
Segment Information
As required by GAAP, the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 14 of Notes to Financial Statements.
     The Business Banking segment’s net income aggregated $24 million in 2010’s third quarter, down 28% from the $34 million earned in the similar 2009 quarter and 9% lower than the $27 million earned in the immediately preceding quarter. The decrease in net income as compared with the year-earlier quarter was the result of an $8 million rise in the provision for credit losses, due to higher net charge-offs of loans, combined with a $6 million decrease in net interest income, resulting from a narrowing of the net interest margin. When comparing the recent quarter with the second quarter of 2010, the primary contributor to the lower net income was a $5 million higher provision for credit losses, due to increased net charge-offs of loans. Net income recorded by the Business Banking segment totaled $76 million and $95 million for the first nine months of 2010 and 2009, respectively. The 19% decline in net income was predominantly due to a $26 million rise in the provision for credit losses, resulting from increased net loan charge-offs.
     The Commercial Banking segment contributed net income of $72 million for the three-month period ended September 30, 2010, 74% higher than the $41 million earned in the year-earlier quarter, but 12% below the $82 million recorded in 2010’s second quarter. As compared with the third quarter of 2009, a $34 million decline in the provision for credit losses, due to lower net charge-offs of loans, an $8 million improvement in net interest income and a $6 million decrease in other noninterest expenses contributed to the favorable recent quarter performance. The higher net interest income was the result of a 23 basis point expansion of the net interest margin on loans and a $1.3 billion increase in average deposit balances, offset, in part, by a 24 basis point narrowing of the net interest margin on deposits. The lower net income in the recent quarter as compared with the second quarter of 2010 was mainly due to a $23 million increase in the provision for credit losses, due to higher net charge-offs of loans. Net contribution for the Commercial Banking segment increased to $230 million in the first nine months of 2010, up 37% from the $168 million earned in the corresponding 2009 period. The main factors contributing to that improvement were a $57 million decrease in the provision for credit losses, due to lower net charge-offs of loans, and a $39 million rise in net interest income. A $2.2 billion increase in average deposit balances and a 28 basis point widening of the net interest margin on loans were the most significant factors contributing to the improved net interest income.

     Net income in the Commercial Real Estate segment totaled $54 million in 2010’s third quarter, 27% above the $42 million recorded in the third quarter of 2009 and 23% higher than the $44 million earned in the quarter ended June 30, 2010. As compared with the third quarter of 2009, a $12 million decline in the provision for credit losses, due to lower net charge-offs of loans, a $7 million increase in mortgage banking revenues and a $5 million rise in net interest income were the main contributors for the recent quarter’s higher net income. The improvement in mortgage banking revenues was due to increased loan origination and sales activities. A 32 basis point widening of the net interest margin on loans and a $235 million increase in average deposit balances, partially offset by a $472 million decrease in average outstanding loan balances, contributed to the improved net interest income. The favorable recent quarter performance as compared with the second quarter of 2010 was largely attributable to an $8 million decrease in the provision for credit losses, the result of lower net charge-offs of loans, and a $6 million rise in mortgage banking revenues. Through September 30, net income for this segment increased 30% to $141 million in 2010 from $109 million in 2009. Contributing to that improvement were the following favorable factors: a $31 million rise in net interest income, the result of a 25 basis point expansion of the net interest margin on loans and increases in average loan and deposit balances of $542 million and $472 million, respectively; a $25 million decrease in the provision for credit losses, largely due to lower net charge-offs of loans; and higher revenues from mortgage banking activities of $10 million resulting from increased loan origination and sales activities. Partially offsetting those favorable factors were higher noninterest expenses, including personnel related costs ($5 million) and foreclosure-related expenses ($3 million).
     The Discretionary Portfolio segment incurred net losses of $3 million, $10 million and $4 million during the three-month periods ended September 30, 2010, September 30, 2009 and June 30, 2010, respectively. Reflected in each of the two most recent quarters were pre-tax other-than-temporary impairment charges of $10 million, compared with similar impairment charges of $47 million in the third quarter of 2009. The impairment charges recorded in those respective periods related predominantly to privately issued CMOs held in the Company’s available-for-sale investment securities portfolio. Excluding the impairment losses, the unfavorable performance in the recent quarter as compared with the third quarter of 2009 was attributable to a $26 million decline in net interest income, the result of a 37 basis point narrowing of this segment’s net interest margin, offset, in part, by a lower provision for credit losses of $4 million, due to lower net charge-offs of loans. The improved recent quarter results when compared with the second quarter of 2010 were due to an $8 million increase in net interest income, the result of a 13 basis point widening of the segment’s net interest margin, partly offset by lower income from bank owned life insurance and a higher provision for credit losses. The Discretionary Portfolio segment incurred a net loss for the first nine months of 2010 aggregating $23 million, compared with a net loss of $19 million in the similar 2009 period. Excluding the impact of impairment charges totaling $47 million and $104 million in those respective periods, the unfavorable performance in the 2010 period as compared with the 2009 period was due to an $84 million decrease in net interest income, the result of a 40 basis point narrowing of this segment’s net interest margin, partially offset by a $17 million decline in the provision for credit losses, due to lower net charge-offs of loans.
     Net contribution from the Residential Mortgage Banking segment totaled $9 million and $1 million in the third quarters of 2010 and 2009, respectively, compared with a net loss of $467 thousand in the second quarter of 2010. As compared with the year-earlier quarter, higher revenues from residential mortgage origination and sales activities of $6 million, a $6 million decrease in the provision for credit losses, due to lower net charge-offs of loans to builders and developers of residential real estate, and a $4 million decline in personnel costs were partially offset by a $5 million decline in net interest income, resulting from a $365 million decrease in average outstanding loan balances. The increase in net income as compared with the previous quarter was attributable to a lower provision for credit losses of $10 million, due to reduced net charge-offs of loans to builders and developers of residential real estate, and an $8 million increase in revenues from residential mortgage origination and sales activities, offset, in part, by a $5 million rise in foreclosure-related expenses. This segment recorded $10 million of net income for the first nine months of 2010, compared with a net loss of $4 million in the similar 2009 period. A $28 million decrease in the provision for credit losses resulting from a decline in net charge-offs of loans to builders and developers of residential real estate, an $18 million decrease in foreclosure-related expenses (the result of updated appraised values on certain previously foreclosed-upon residential real estate development projects in 2009’s second quarter), and lower personnel expense of $12 million contributed to that improved performance. Those factors were partially offset by the following unfavorable items: a $13 million partial reversal of the capitalized mortgage servicing rights valuation allowance in the 2009 period (as compared with $3 million of expense recorded in the first three quarters of 2010) and lower revenues relating to residential mortgage origination and sales activities of $12 million.
     Net income recorded by the Retail Banking segment aggregated $56 million in the recent quarter, down 25% from $74 million in the third quarter of 2009 and 17% lower than $67 million in the quarter ended June 30, 2010. Contributing to the recent quarter’s decline in net income as compared with the year-earlier quarter were a $22 million decline in net interest income, due largely to a 26 basis point narrowing of the net interest margin on deposits and decreases in average deposit and loan balances of $1.0 billion and $581 million, respectively, and lower fees earned for providing deposit account services of $12 million. The decline in net income as compared with the second quarter of 2010 resulted largely from lower fees earned for providing deposit account services of $12 million and higher net occupancy expenses. Through September 30, net income for this segment was $182 million in 2010 and $181 million in 2009. A $20 million rise in fees earned for providing deposit services, a reduction in the provision for credit losses of $13 million, due to lower net charge-offs of loans, and a $10 million decline in FDIC assessments were predominantly offset by a $30 million decline in net interest income and higher net occupancy and personnel expenses of $9 million and $5 million, respectively. The lower net interest income was the result of a 28 basis point narrowing of the net interest margin on deposits, partially offset by increases in average loan and deposit balances of $259 million and $171 million, respectively.
     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s equity in the earnings (loss) of BLG, merger-related gains and expenses resulting from acquisitions of financial institutions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The various components of the “All Other” category resulted in net losses of $20 million in the recently completed quarter, compared with net losses in the year-earlier quarter and the second quarter of 2010 of $54 million and $26 million, respectively. The lower net loss in the third quarter of 2010 as compared with the corresponding 2009 quarter was due to the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses, and $14 million of merger-related expenses in the 2009 period associated with the Provident and Bradford acquisition transactions, partially offset by the $29 million (pre-tax) merger-related gain recorded on the Bradford transaction in the third quarter of 2009. The improved performance as compared with the second quarter of 2010 was largely the result of a $12 million OTTI charge recorded in 2010’s second quarter relating to AIB ADSs, which were obtained in M&T’s acquisition of Allfirst in 2003. For the first nine months of 2010, the “All Other” category reported a net loss of $84 million, compared with a net loss of $286 million in the similar 2009 period. The improved performance was largely due to the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses, as well as the impact of net merger-related expenses recorded in 2009 totaling $54 million. There were no merger-related expenses in 2010.
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
     In January 2010, the FASB amended fair value measurement and disclosure guidance to require disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and to require separate presentation of information about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. The amended guidance also clarifies existing requirements that (i) fair value measurement disclosures should be disaggregated for each class of asset and liability and (ii) disclosures about valuation techniques and inputs for both recurring and nonrecurring Level 2 and Level 3 fair value measurements should be provided. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The adoption of this guidance did not impact the Company’s financial position or results of operations.
     In March 2010, the FASB amended accounting guidance relating to a scope exception for derivative accounting to clarify that only embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another should not be analyzed for potential bifurcation from the host contract and separate accounting as a derivative. Embedded credit derivative features in a form other than subordination do not qualify for the scope exception, even if their effects are allocated according to subordination provisions. The guidance was effective at the beginning of the first quarter beginning after June 15, 2010. The adoption of this guidance did not have a significant impact on the reporting of the Company’s financial position or results of operations.
     In April 2010, the FASB issued amended accounting guidance relating to the effect of a loan modification when the loan is part of a pool that is accounted for as a single asset under the guidance for loans and debt securities acquired with deteriorated credit quality. The amended guidance requires modifications of loans that are accounted for within a pool to remain in the pool even if the modification would be considered a troubled debt restructuring. Companies are required to continue to review the pool of assets in which the modified loan is included to determine whether the pool is impaired if the expected cash flows for the pool change. The guidance was effective for prospective modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of this guidance did not have a significant impact on the reporting of the Company’s financial position or results of operations.
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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1
QUARTERLY TRENDS

	2010 Quarters			2009 Quarters
	Third	Second	First	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$691,765	690,889	682,309	698,556	706,388	682,637	659,445
Interest expense	116,032	117,557	120,052	133,950	152,938	175,856	206,705

Net interest income	575,733	573,332	562,257	564,606	553,450	506,781	452,740
Less: provision for credit losses	93,000	85,000	105,000	145,000	154,000	147,000	158,000
Other income	289,899	273,557	257,706	265,890	278,226	271,649	232,341
Less: other expense	480,133	476,068	489,362	478,451	500,056	563,710	438,346

Income before income taxes	292,499	285,821	225,601	207,045	177,620	67,720	88,735
Applicable income taxes	94,619	90,967	68,723	64,340	44,161	11,318	19,581
Taxable-equivalent adjustment	5,865	6,105	5,923	5,887	5,795	5,214	4,933

Net income	$192,015	188,749	150,955	136,818	127,664	51,188	64,221

Net income available to common equity	$179,306	176,088	138,341	124,251	115,143	40,964	55,322
Per common share data
Basic earnings	$1.49	1.47	1.16	1.05	.97	.36	.49
Diluted earnings	1.48	1.46	1.15	1.04	.97	.36	.49
Cash dividends	$.70	.70	.70	.70	.70	.70	.70
Average common shares outstanding
Basic	118,320	118,054	117,765	117,506	117,370	113,218	110,439
Diluted	119,155	118,878	118,256	117,672	117,547	113,521	110,439

Performance ratios, annualized
Return on
Average assets	1.12%	1.11%	.89%	.79%	.73%	.31%	.40%
Average common stockholders’ equity	9.56%	9.67%	7.86%	7.09%	6.72%	2.53%	3.61%
Net interest margin on average earning assets (taxable-equivalent basis)	3.87%	3.84%	3.78%	3.71%	3.61%	3.43%	3.19%
Nonaccrual loans to total loans and leases, net of unearned discount	2.16%	2.13%	2.60%	2.56%	2.35%	2.11%	2.05%
Efficiency ratio (a)	54.95%	54.77%	57.82%	54.62%	57.21%	61.93%	60.82%

Net operating (tangible) results (b)
Net operating income (in thousands)	$200,225	197,752	160,953	150,776	128,761	100,805	75,034
Diluted net operating income per common share	1.55	1.53	1.23	1.16	.98	.79	.59
Annualized return on
Average tangible assets	1.24%	1.23%	1.00%	.92%	.78%	.64%	.50%
Average tangible common equity	19.58%	20.36%	17.34%	16.73%	14.87%	12.08%	9.36%
Efficiency ratio (a)	53.40%	53.06%	55.88%	52.69%	55.21%	60.03%	58.68%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$67,811	68,334	68,883	68,919	69,154	66,984	64,766
Total tangible assets (c)	64,167	64,679	65,216	65,240	65,462	63,500	61,420
Earning assets	59,066	59,811	60,331	60,451	60,900	59,297	57,509
Investment securities	7,993	8,376	8,172	8,197	8,420	8,508	8,490
Loans and leases, net of unearned discount	50,835	51,278	51,948	52,087	52,320	50,554	48,824
Deposits	47,530	47,932	47,394	47,365	46,720	43,846	41,487
Common equity (c)	7,444	7,302	7,136	6,957	6,794	6,491	6,212
Tangible common equity (c)	3,800	3,647	3,469	3,278	3,102	3,007	2,866

At end of quarter
Total assets (c)	$68,247	68,154	68,439	68,880	68,997	69,913	64,883
Total tangible assets (c)	64,609	64,505	64,778	65,208	65,312	66,215	61,544
Earning assets	59,388	59,368	59,741	59,928	59,993	61,044	56,823
Investment securities	7,663	8,098	8,105	7,781	7,634	8,155	7,687
Loans and leases, net of unearned discount	50,792	51,061	51,444	51,937	52,204	52,715	48,918
Deposits	48,655	47,523	47,538	47,450	46,862	46,755	42,477
Common equity, net of undeclared preferred dividends (c)	7,488	7,360	7,177	7,017	6,879	6,669	6,329
Tangible common equity (c)	3,850	3,711	3,516	3,345	3,194	2,971	2,990
Equity per common share	62.69	61.77	60.40	59.31	58.22	56.51	56.95
Tangible equity per common share	32.23	31.15	29.59	28.27	27.03	25.17	26.90

Market price per common share
High	$95.00	96.15	85.00	69.89	67.46	61.87	59.08
Low	81.08	74.11	66.32	59.09	50.33	43.50	29.11
Closing	81.81	84.95	79.38	66.89	62.32	50.93	45.24

(a)	Excludes impact of merger-related gains and expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in table 2.

(c)	The difference between total assets and total tangible assets, and common equity and tangible common equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2010 Quarters			2009 Quarters
	Third	Second	First	Fourth	Third	Second	First

Income statement data
In thousands, except per share
Net income
Net income	$192,015	188,749	150,955	136,818	127,664	51,188	64,221
Amortization of core deposit and other intangible assets (a)	8,210	9,003	9,998	10,152	10,270	9,247	9,337
Merger-related gain (a)	—	—	—	—	(17,684)	—	—
Merger-related expenses (a)	—	—	—	3,806	8,511	40,370	1,476

Net operating income	$200,225	197,752	160,953	150,776	128,761	100,805	75,034

Earnings per common share
Diluted earnings per common share	$1.48	1.46	1.15	1.04	.97	.36	.49
Amortization of core deposit and other intangible assets (a)	.07	.07	.08	.09	.09	.08	.09
Merger-related gain (a)	—	—	—	—	(.15)	—	—
Merger-related expenses (a)	—	—	—	.03	.07	.35	.01

Diluted net operating earnings per common share	$1.55	1.53	1.23	1.16	.98	.79	.59

Other expense
Other expense	$480,133	476,068	489,362	478,451	500,056	563,710	438,346
Amortization of core deposit and other intangible assets	(13,526)	(14,833)	(16,475)	(16,730)	(16,924)	(15,231)	(15,370)
Merger-related expenses	—	—	—	(6,264)	(14,010)	(66,457)	(2,426)

Noninterest operating expense	$466,607	461,235	472,887	455,457	469,122	482,022	420,550

Merger-related expenses
Salaries and employee benefits	$—	—	—	381	870	8,768	11
Equipment and net occupancy	—	—	—	545	1,845	581	4
Printing, postage and supplies	—	—	—	233	629	2,514	301
Other costs of operations	—	—	—	5,105	10,666	54,594	2,110

Total	$—	—	—	6,264	14,010	66,457	2,426

Balance sheet data
In millions
Average assets
Average assets	$67,811	68,334	68,883	68,919	69,154	66,984	64,766
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,326)	(3,192)
Core deposit and other intangible assets	(146)	(160)	(176)	(191)	(208)	(188)	(176)
Deferred taxes	27	30	34	37	41	30	22

Average tangible assets	$64,167	64,679	65,216	65,240	65,462	63,500	61,420

Average common equity
Average total equity	$8,181	8,036	7,868	7,686	7,521	7,127	6,780
Preferred stock	(737)	(734)	(732)	(729)	(727)	(636)	(568)

Average common equity	7,444	7,302	7,136	6,957	6,794	6,491	6,212

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,326)	(3,192)
Core deposit and other intangible assets	(146)	(160)	(176)	(191)	(208)	(188)	(176)
Deferred taxes	27	30	34	37	41	30	22

Average tangible common equity	$3,800	3,647	3,469	3,278	3,102	3,007	2,866

At end of quarter
Total assets
Total assets	$68,247	68,154	68,439	68,880	68,997	69,913	64,883
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,192)
Core deposit and other intangible assets	(139)	(152)	(167)	(182)	(199)	(216)	(168)
Deferred taxes	26	28	31	35	39	43	21

Total tangible assets	$64,609	64,505	64,778	65,208	65,312	66,215	61,544

Total common equity
Total equity	$8,232	8,102	7,916	7,753	7,612	7,400	6,902
Preferred stock	(738)	(735)	(733)	(730)	(728)	(725)	(568)
Undeclared dividends - preferred stock	(6)	(7)	(6)	(6)	(5)	(6)	(5)

Common equity, net of undeclared preferred dividends	7,488	7,360	7,177	7,017	6,879	6,669	6,329

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,192)
Core deposit and other intangible assets	(139)	(152)	(167)	(182)	(199)	(216)	(168)
Deferred taxes	26	28	31	35	39	43	21

Total tangible common equity	$3,850	3,711	3,516	3,345	3,194	2,971	2,990

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2010 Third Quarter			2010 Second Quarter			2010 First Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$12,856	$128,578	3.97%	13,096	131,460	4.03%	13,408	128,147	3.88%
Real estate — commercial	20,612	250,038	4.85	20,759	240,728	4.64	20,867	233,561	4.48
Real estate — consumer	5,680	75,312	5.30	5,653	75,643	5.35	5,742	76,283	5.31
Consumer	11,687	153,763	5.22	11,770	153,728	5.24	11,931	154,688	5.26

Total loans and leases, net	50,835	607,691	4.74	51,278	601,559	4.71	51,948	592,679	4.63

Interest-bearing deposits at banks	92	34	.15	81	5	.02	127	6	.02
Federal funds sold and agreements to resell securities	64	41	.26	10	11	.41	24	13	.22
Trading account	82	134	.65	66	159	.96	60	121	.80
Investment securities**
U.S. Treasury and federal agencies	4,541	48,018	4.20	4,758	51,282	4.32	4,396	49,131	4.53
Obligations of states and political subdivisions	271	3,740	5.48	272	3,963	5.85	268	3,741	5.66
Other	3,181	32,107	4.00	3,346	33,910	4.07	3,508	36,618	4.23

Total investment securities	7,993	83,865	4.16	8,376	89,155	4.27	8,172	89,490	4.44

Total earning assets	59,066	691,765	4.65	59,811	690,889	4.63	60,331	682,309	4.59

Allowance for credit losses	(908)			(905)			(900)
Cash and due from banks	1,081			1,068			1,136
Other assets	8,572			8,360			8,316

Total assets	$67,811			68,334			68,883

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$592	219	.15	619	219	.14	585	200	.14
Savings deposits	26,177	21,453	.33	25,942	21,464	.33	25,068	20,449	.33
Time deposits	6,312	23,309	1.46	6,789	26,254	1.55	7,210	29,446	1.66
Deposits at foreign office	802	315	.16	972	376	.16	1,237	325	.11

Total interest-bearing deposits	33,883	45,296	.53	34,322	48,313	.56	34,100	50,420	.60

Short-term borrowings	1,858	760	.16	1,763	726	.17	2,367	887	.15
Long-term borrowings	8,948	69,976	3.10	9,454	68,518	2.91	10,160	68,745	2.74

Total interest-bearing liabilities	44,689	116,032	1.03	45,539	117,557	1.04	46,627	120,052	1.04

Noninterest-bearing deposits	13,647			13,610			13,294
Other liabilities	1,294			1,149			1,094

Total liabilities	59,630			60,298			61,015

Stockholders’ equity	8,181			8,036			7,868

Total liabilities and stockholders’ equity	$67,811			68,334			68,883

Net interest spread			3.62			3.59			3.55
Contribution of interest-free funds			.25			.25			.23

Net interest income/margin on earning assets		$575,733	3.87%		573,332	3.84%		562,257	3.78%

*	Includes nonaccrual loans. (continued)

**	Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2009 Fourth Quarter			2009 Third Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$13,527	$132,068	3.87%	13,801	131,433	3.78%
Real estate — commercial	20,950	234,541	4.48	20,843	233,370	4.48
Real estate — consumer	5,457	73,290	5.37	5,429	73,752	5.43
Consumer	12,153	162,832	5.32	12,247	165,665	5.37

Total loans and leases, net	52,087	602,731	4.59	52,320	604,220	4.58

Interest-bearing deposits at banks	74	14	.08	66	7	.04
Federal funds sold and agreements to resell securities	23	11	.19	11	17	.58
Trading account	70	117	.66	83	169	.82
Investment securities**
U.S. Treasury and federal agencies	3,880	44,984	4.60	3,803	45,216	4.72
Obligations of states and political subdivisions	270	4,084	5.99	278	3,965	5.66
Other	4,047	46,615	4.57	4,339	52,794	4.83

Total investment securities	8,197	95,683	4.63	8,420	101,975	4.81

Total earning assets	60,451	698,556	4.58	60,900	706,388	4.60

Allowance for credit losses	(890)			(882)
Cash and due from banks	1,184			1,135
Other assets	8,174			8,001

Total assets	$68,919			69,154

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$579	261	.18	541	288	.21
Savings deposits	24,237	22,190	.36	23,367	22,076	.37
Time deposits	8,304	39,516	1.89	9,246	50,678	2.17
Deposits at foreign office	1,300	353	.11	1,444	481	.13

Total interest-bearing deposits	34,420	62,320	.72	34,598	73,523	.84

Short-term borrowings	2,308	1,002	.17	2,663	1,764	.26
Long-term borrowings	10,253	70,628	2.73	11,008	77,651	2.80

Total interest-bearing liabilities	46,981	133,950	1.13	48,269	152,938	1.26

Noninterest-bearing deposits	12,945			12,122
Other liabilities	1,307			1,242

Total liabilities	61,233			61,633

Stockholders’ equity	7,686			7,521

Total liabilities and stockholders’ equity	$68,919			69,154

Net interest spread			3.45			3.34
Contribution of interest-free funds			.26			.27

Net interest income/margin on earning assets		$564,606	3.71%		553,450	3.61%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of September 30, 2010.
     (b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.
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

Another such initiative relates to the restricted ability of financial institutions to impose overdraft charges on certain customer transactions. Beginning on July 1, 2010 for new customers and August 15, 2010 for existing customers, federal rules prohibit a financial institution from assessing a fee to complete an ATM withdrawal or one- time debit card transaction which will cause an overdraft unless the customer consents in advance. Such rules have resulted in a decline in service charges on deposit accounts as discussed in more detail under the caption “Other Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) - (b) Not applicable.
     (c)

Issuer Purchases of Equity Securities
(d)Maximum
			(c)Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)	Programs	Programs (2)

July 1 - July 31, 2010	1,549	$86.97	—	2,181,500

August 1 - August 31, 2010	221	89.31	—	2,181,500

September 1 - September 30, 2010	86	88.36	—	2,181,500

Total	1,856	$87.31	—

(1)	The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.

(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.
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

M&T BANK CORPORATION
Date: November 5, 2010	By:	/s/ René F. Jones
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