Form 10-K
period 2010-12-31
M&T BANK CORP
filed 2011-02-22
CIK 36270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2010: $6,778,614,643.

Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on January 31, 2011: 120,207,579 shares.

Documents Incorporated By Reference:

(1) Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders of M&T Bank Corporation in Parts II and III.

M&T BANK CORPORATION

Form 10-K for the year ended December 31, 2010

CROSS-REFERENCE SHEET

			Form 10-K
			Page

PART I
Item 1. Business			4
Statistical disclosure pursuant to Guide 3
I.	Distribution of assets, liabilities, and shareholders’ equity; interest rates and interest differential
	A.	Average balance sheets	45
	B.	Interest income/expense and resulting yield or rate on average interest-earning assets (including non-accrual loans) and interest-bearing liabilities	45
	C.	Rate/volume variances	24
II.	Investment portfolio
	A	Year-end balances	22
	B.	Maturity schedule and weighted average yield	80
	C.	Aggregate carrying value of securities that exceed ten percent of shareholders’ equity	115
III.	Loan portfolio
	A	Year-end balances	22, 118
	B.	Maturities and sensitivities to changes in interest rates	78
	C.	Risk elements
		Nonaccrual, past due and renegotiated loans	59, 119
		Actual and pro forma interest on certain loans	119, 122
		Nonaccrual policy	107
		Loan concentrations	67
IV.	Summary of loan loss experience
	A.	Analysis of the allowance for loan losses	57, 121-123
		Factors influencing management’s judgment concerning the adequacy of the allowance and provision	56-67, 108, 121-123
	B.	Allocation of the allowance for loan losses	66, 121, 123
V.	Deposits
	A.	Average balances and rates	45
	B.	Maturity schedule of domestic time deposits with balances of $100,000 or more	81
VI.	Return on equity and assets		24, 38, 84
VII.	Short-term borrowings		128
Item 1A.	Risk Factors		24-27
Item 1B.	Unresolved Staff Comments		27
Item 2.	Properties		27
Item 3.	Legal Proceedings		27
Item 4.	(Removed and Reserved)		27
	Executive Officers of the Registrant		27-29

PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities		29-32
	A.	Principal market	29
		Market prices	97
	B.	Approximate number of holders at year-end	22

			Form 10-K
			Page

	C.	Frequency and amount of dividends declared	23-24, 97, 105
	D.	Restrictions on dividends	8-16
	E.	Securities authorized for issuance under equity compensation plans	30, 132-134
	F.	Performance graph	31
	G.	Repurchases of common stock	31-32
Item 6.	Selected Financial Data		32
	A.	Selected consolidated year-end balances	22
	B.	Consolidated earnings, etc	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		32-98
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk		99
Item 8.	Financial Statements and Supplementary Data		99
	A.	Report on Internal Control Over Financial Reporting	100
	B.	Report of Independent Registered Public Accounting Firm	101
	C.	Consolidated Balance Sheet — December 31, 2010 and 2009	102
	D.	Consolidated Statement of Income — Years ended December 31, 2010, 2009 and 2008	103
	E.	Consolidated Statement of Cash Flows — Years ended December 31, 2010, 2009 and 2008	104
	F.	Consolidated Statement of Changes in Shareholders’ Equity — Years ended December 31, 2010, 2009 and 2008	105
	G.	Notes to Financial Statements	106-168
	H.	Quarterly Trends	97
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure		169
Item 9A.	Controls and Procedures		169
	A.	Conclusions of principal executive officer and principal financial officer regarding disclosure controls and procedures	169
	B.	Management’s annual report on internal control over financial reporting	169
	C.	Attestation report of the registered public accounting firm	169
	D.	Changes in internal control over financial reporting	169
Item 9B.	Other Information		169

PART III
Item 10.	Directors, Executive Officers and Corporate Governance		169
Item 11.	Executive Compensation		169
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		170
Item 13.	Certain Relationships and Related Transactions, and Director Independence		170
Item 14.	Principal Accounting Fees and Services		170

PART IV
Item 15.	Exhibits and Financial Statement Schedules		170
SIGNATURES			171-172
EXHIBIT INDEX			173-175
EX-10.5
EX-12.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1.	Business.

M&T Bank Corporation (“Registrant” or “M&T”) is a New York business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and under Article III-A of the New York Banking Law (“Banking Law”). The principal executive offices of the Registrant are located at One M&T Plaza, Buffalo, New York 14203. The Registrant was incorporated in November 1969. The Registrant and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” As of December 31, 2010 the Company had consolidated total assets of $68.0 billion, deposits of $49.8 billion and shareholders’ equity of $8.4 billion. The Company had 12,031 full-time and 1,334 part-time employees as of December 31, 2010.
At December 31, 2010, the Registrant had two wholly owned bank subsidiaries: M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”). The banks collectively offer a wide range of commercial banking, trust and investment services to their customers. At December 31, 2010, M&T Bank represented 99% of consolidated assets of the Company.
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

Relationship with Allied Irish Banks, p.l.c.
On April 1, 2003, M&T completed the acquisition of Allfirst Financial Inc. (“Allfirst”), a bank holding company headquartered in Baltimore, Maryland from Allied Irish Banks, p.l.c. (“AIB”). Under the terms of the Agreement and Plan of Reorganization dated September 26, 2002 by and among AIB, Allfirst and M&T, M&T combined with Allfirst through the acquisition of all of the issued and outstanding Allfirst stock in exchange for 26,700,000 shares of M&T common stock and $886,107,000 in cash paid to AIB. Those shares of common stock owned by AIB represented 22.4% of the issued and outstanding shares of M&T common stock on September 30, 2010. In an effort to raise its capital position to meet new Irish government-mandated capital requirements, on November 4, 2010 AIB sold those 26,700,000 shares. As a result, the provisions of the Agreement and Plan of Reorganization between M&T and AIB, which included several provisions related to AIB’s rights as a substantial shareholder in the corporate governance of M&T, became inoperative.

Subsidiaries
M&T Bank is a banking corporation that is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2010, M&T Bank had 738 domestic banking offices located throughout New York State, Pennsylvania, Maryland, Delaware, New Jersey, Virginia, West Virginia, and the District of Columbia, a full-service commercial banking office in Ontario, Canada, and an office in George Town, Cayman Islands. As of December 31, 2010, M&T Bank had consolidated total assets of $67.1 billion, deposits of $49.8 billion and shareholder’s equity of $8.9 billion. The deposit liabilities of M&T Bank are insured by the FDIC through its Deposit Insurance Fund (“DIF”) of which, at December 31, 2010, $49.3 billion were assessable. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, northern Virginia and Washington, D.C., and on small and medium-size businesses based in those areas, although loans are originated through lending offices in other states. In addition, the Company conducts lending activities in various states through other subsidiaries. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company.
M&T Bank, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of M&T Bank, N.A. are insured by the FDIC through the DIF. The main office of M&T Bank, N.A. is located at 48 Main Street, Oakfield, New York 14125. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, through direct mail, telephone marketing techniques and the Internet. As of December 31, 2010, M&T Bank, N.A. had total assets of $797 million, deposits of $472 million and shareholder’s equity of $162 million.
M&T Life Insurance Company (“M&T Life Insurance”), a wholly owned subsidiary of M&T, was incorporated as an Arizona business corporation in January 1984. M&T Life Insurance is a captive credit reinsurer which reinsures credit life and accident and health insurance purchased by the Company’s consumer loan customers. As of December 31, 2010, M&T Life Insurance had assets of $33 million and shareholder’s equity of $31 million. M&T Life Insurance recorded revenues of $1 million during 2010. Headquarters of M&T Life Insurance are located at 101 North First Avenue, Phoenix, Arizona 85003.
M&T Insurance Agency, Inc. (“M&T Insurance Agency”), a wholly owned insurance agency subsidiary of M&T Bank, was incorporated as a New York corporation in March 1955. M&T Insurance Agency provides insurance agency services principally to the commercial market. As of December 31, 2010, M&T Insurance Agency had assets of $41 million and shareholder’s equity of $28 million. M&T Insurance Agency recorded revenues of $24 million during 2010. The headquarters of M&T Insurance Agency are located at 285 Delaware Avenue, Buffalo, New York 14202.
M&T Mortgage Reinsurance Company, Inc. (“M&T Reinsurance”), a wholly owned subsidiary of M&T Bank, was incorporated as a Vermont business corporation in July 1999. M&T Reinsurance enters into reinsurance contracts with insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with M&T Bank-related mortgage loans. M&T Reinsurance receives a share of the premium for those policies in exchange for accepting a portion of the insurer’s risk of borrower default. As of December 31, 2010, M&T Reinsurance had assets of $38 million and shareholder’s equity of $20 million. M&T Reinsurance recorded approximately $4 million of revenue during 2010. M&T Reinsurance’s principal and registered office is at 148 College Street, Burlington, Vermont 05401.
M&T Real Estate Trust (“M&T Real Estate”) is a Maryland Real Estate Investment Trust that was formed through the merger of two separate subsidiaries, but traces its origin to the incorporation of M&T Real Estate, Inc. in July 1995. M&T Real Estate engages in commercial real estate lending and provides loan servicing to M&T Bank. As of December 31, 2010, M&T Real Estate had assets of $16.3 billion, common shareholder’s equity of $15.6 billion, and preferred shareholders’ equity, consisting of 9% fixed-rate preferred stock (par value $1,000), of $1 million. All of the outstanding common stock and 89% of the preferred stock of M&T Real Estate is owned by M&T Bank. The remaining 11% of M&T Real Estate’s outstanding preferred stock is owned by officers or former officers of the Company. M&T Real Estate recorded $774 million of revenue in 2010. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.
M&T Realty Capital Corporation (“M&T Realty Capital”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation in October 1973. M&T Realty Capital engages in multifamily commercial real estate lending and provides loan servicing to purchasers of the loans it originates. As of December 31, 2010 M&T Realty Capital serviced $8.1 billion of commercial mortgage loans for non-affiliates and had assets of $321 million and shareholder’s equity of $47 million. M&T Realty Capital recorded revenues of $64 million in 2010. The headquarters of M&T Realty Capital are located at 25 South Charles Street, Baltimore, Maryland 21202.
M&T Securities, Inc. (“M&T Securities”) is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, and as an investment advisor under the Investment Advisors Act of 1940, as amended. M&T Securities is licensed as a life insurance agent in each state where M&T Bank operates branch offices and in a number of other states. It provides securities brokerage, investment advisory and insurance services. As of December 31, 2010, M&T Securities had assets of $43 million and shareholder’s equity of $32 million. M&T Securities recorded

$78 million of revenue during 2010. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14203.
MTB Investment Advisors, Inc. (“MTB Investment Advisors”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation on June 30, 1995. MTB Investment Advisors serves as investment advisor to the MTB Group of Funds, a family of proprietary mutual funds, and institutional clients. As of December 31, 2010, MTB Investment Advisors had assets of $17 million and shareholder’s equity of $13 million. MTB Investment Advisors recorded revenues of $34 million in 2010. The headquarters of MTB Investment Advisors are located at 100 East Pratt Street, Baltimore, Maryland 21202.
The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries did not represent, individually and collectively, a significant portion of the Company’s consolidated assets, net income and shareholders’ equity at December 31, 2010.

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

Supervision and Regulation of the Company
M&T and its subsidiaries are subject to the extensive regulatory framework applicable to bank holding companies and their subsidiaries. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the FDIC’s DIF and the banking system as a whole, and generally is not intended for the protection of stockholders, creditors or other investors. Described below are the material elements of selected laws and regulations applicable to M&T and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of M&T and its subsidiaries.

Overview
M&T is registered with the Board of Governors of the Federal Reserve Board System (the “Federal Reserve Board”) as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). As such, M&T and its subsidiaries are subject to the supervision, examination and reporting requirements of the BHCA and the regulations of the Federal Reserve Board.
In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury)

or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board), without prior approval of the Federal Reserve Board. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.
In order to qualify and register with the Federal Reserve Board as a financial holding company, a bank holding company must demonstrate that each of its bank subsidiaries is “well capitalized,” “well managed,” and has at least a “satisfactory” rating under the Community Reinvestment Act of 1977 (“CRA”). Beginning in July 2011, a bank holding company’s eligibility to elect financial holding company status will also depend upon the holding company being well-capitalized and well-managed. M&T filed a declaration to elect to become a financial holding company on January 26, 2011.
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

Recent Developments
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies, and through numerous other provisions aimed at strengthening the sound operation of the financial services sector. The Dodd-Frank Act also creates a new systemic risk oversight body, the Financial Stability Oversight Council (“FSOC”). The FSOC will oversee and coordinate the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve Board, the FDIC and the SEC) in establishing regulations to address financial stability concerns. The Dodd-Frank Act directs the FSOC to make recommendations to the Federal Reserve Board regarding supervisory requirements and prudential standards applicable to systemically important financial institutions which, based upon the proposed rule issued on February 8, 2011, is expected to include M&T, including capital, leverage, liquidity and risk-management requirements. The Dodd-Frank Act mandates that the requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial companies.
In addition to the framework for systemic risk oversight implemented through the FSOC, the Dodd-Frank Act imposes heightened prudential requirements on bank holding companies with at least $50 billion in total consolidated assets, such as M&T, and requires the Federal Reserve Board to establish prudential standards for such large bank holding companies that are more stringent than those applicable to other bank holding companies, including standards for risk-based capital requirements and leverage limits, liquidity, risk-management requirements, resolution plan and credit exposure reporting, and concentration. The Federal Reserve Board has discretionary authority to establish additional prudential standards, on its own or at the FSOC’s recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate. The Dodd-Frank Act also requires the Federal Reserve Board to conduct annual analyses of such bank holding companies to evaluate whether the companies have sufficient capital on a total consolidated basis necessary to absorb losses as a result of adverse economic conditions.
Title X of the Dodd-Frank Act provides for the creation of the Consumer Financial Protection Bureau (the “CFPB”), a new consumer financial services regulator. The CFPB is directed to prevent unfair, deceptive and abusive practices and ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive. The Dodd-Frank Act gives the CFPB authority to enforce and issue rules and regulations implementing existing consumer protection laws and responsibility for all such existing regulations. Depository institutions with assets exceeding $10 billion, such as M&T Bank, their affiliates, and other “larger participants” in the markets for consumer financial services (as determined by the CFPB) will be subject to direct supervision by the CFPB, including any applicable examination, enforcement and reporting requirements the CFPB may establish.
New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect M&T’s financial condition or results of operations. As discussed further throughout this section, many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on M&T and its subsidiaries or the financial services industry generally. In addition to the discussion in this section, see “Recent Legislative Developments” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the potential impact legislative and regulatory reforms may have on our results of operations and financial condition.

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
As described herein under the heading “U.S. Treasury Capital Purchase Program”, in connection with the issuance of Series A Preferred Stock to the U.S. Department of the Treasury (“U.S. Treasury”), M&T is restricted from increasing its common stock dividend.

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

Capital Requirements
M&T and its subsidiary banks are required to comply with the applicable capital adequacy standards established by the Federal Reserve Board. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve Board: a risk-based measure and a leverage measure.
Risk-based Capital Standards.  The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.
The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be “Tier 1 Capital,” which currently consists of qualifying common equity, qualifying noncumulative perpetual preferred stock (including related surplus), senior perpetual preferred stock issued to the U.S. Department of the Treasury (the “U.S. Treasury”) as part of the Troubled Asset Relief Program Capital Purchase Program (the “CPP”), minority interests relating to qualifying common or noncumulative perpetual preferred stock issued by a consolidated U.S. depository institution or foreign bank subsidiary, and certain “restricted core capital elements,” as discussed below, less goodwill and certain other intangible assets. Currently, “Tier 2 Capital” may consist of, among other things, qualifying subordinated debt, mandatorily convertible debt securities, preferred stock and trust preferred securities not included in the definition of Tier 1 Capital, and a limited amount of the allowance for loan losses. Non-cumulative perpetual preferred stock, trust preferred securities and other so-called “restricted core capital elements” are currently limited to 25% of Tier 1 Capital. Pursuant to the Dodd-Frank Act, trust preferred securities will be phased-out of the definition of Tier 1 Capital of bank holding companies having consolidated assets exceeding $500 million, such as M&T, over a three-year period beginning in January 2013.
The minimum guideline to be considered well-capitalized for Tier 1 Capital and Total Capital is 6.0% and 10.0%, respectively. At December 31, 2010, the Registrant’s consolidated Tier 1 Capital ratio was 9.47% and its Total Capital ratio was 13.08%. The elements currently comprising Tier 1 Capital and Tier 2 Capital and the minimum Tier 1 Capital and Total Capital ratios may in the future be subject to change, as discussed in greater detail below.
Basel I and II Standards.  M&T currently calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve Board based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). In 2004, the Basel Committee published a new set of risk-based capital standards (“Basel II”) in order to update Basel I. Basel II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk-weighting on external credit assessments to a much greater extent than permitted in the existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures. A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to internationally active banking organizations, or “core banks” (defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more) became effective on April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but are not required to comply. The rule also allows a banking organization’s primary federal supervisor to determine that application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile or scope of operations. Neither M&T Bank nor M&T Bank, N.A. is currently required to comply with Basel II.
In July 2008, the U.S. bank regulatory agencies issued a proposed rule that would provide banking organizations that do not use the advanced approaches with the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. The proposed rule, if adopted, would replace the agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the “Basel I-A” approach).

Leverage Requirements.  Neither Basel I nor Basel II includes a leverage requirement as an international standard, however, the Federal Reserve Board has established minimum leverage ratio guidelines to be considered well-capitalized for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4%. M&T’s Leverage Ratio at December 31, 2010 was 9.33%.
The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.
Basel III Standards.  In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. bank regulatory agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III final capital framework, among other things:

•	introduces as a new capital measure “Common Equity Tier 1”, or “CET1”, specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, defines CET1 narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the deductions or adjustments as compared to existing regulations;
•	when fully phased in on January 1, 2019, requires banks to maintain:

•	as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%);
•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);
•	a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation);
•	as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•	provides for a “countercyclical capital buffer”, generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios before the application of any buffer:

•	3.5% CET1 to risk-weighted assets;
•	4.5% Tier 1 capital to risk-weighted assets; and
•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.
Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to M&T may be substantially different from the Basel III final framework as published in December 2010.
Liquidity Ratios under Basel III.  Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the NSFR would not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.
Capital Requirements of Subsidiary Depository Institutions.  M&T Bank and M&T Bank, N.A. are subject to substantially similar capital requirements as those applicable to M&T. As of December 31, 2010, both M&T Bank and M&T Bank, N.A. were in compliance with applicable minimum capital requirements. None of M&T, M&T Bank or M&T Bank, N.A. has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it as of December 31, 2010. Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See “Regulatory Remedies under the FDIA” below.
Given that the Basel III rules are subject to change and the scope and content of capital regulations that U.S. federal banking agencies may adopt under the Dodd-Frank Act is uncertain, M&T cannot be certain of the impact new capital regulations will have on its capital ratios or those of its bank subsidiaries.

Safety and Soundness Standards
Guidelines adopted by the federal bank regulatory agencies pursuant to the Federal Deposit Insurance Act, as amended (the “FDIA”), establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. Additionally, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “Regulatory Remedies under the FDIA” below. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Regulatory Remedies under the FDIA
The FDIA establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions. The federal banking regulators have established five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal bank regulatory agencies have specified by regulation the relevant capital levels for each category:

“Well-Capitalized”	“Adequately Capitalized”

Leverage Ratio of 5%,
Tier 1 Capital ratio of 6%,
Total Capital ratio of 10%, and
Not subject to a written agreement, order, capital
directive or regulatory remedy directive requiring
a specific capital level.	Leverage Ratio of 4%, Tier 1 Capital ratio of 4%, and Total Capital ratio of 8%.

“Undercapitalized”	“Significantly Undercapitalized”
Leverage Ratio less than 4%, Tier 1 Capital ratio less than 4%, or Total Capital ratio less than 8%.	Leverage Ratio less than 3%, Tier 1 Capital ratio less than 3%, or Total Capital ratio less than 6%.

“Critically undercapitalized”
Tangible equity to total assets less than 2%.

For purposes of these regulations, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. An institution that is classified as well-capitalized based on its capital levels may be classified as adequately capitalized, and an institution that is adequately capitalized or undercapitalized based upon its capital levels may be treated as though it were undercapitalized or significantly undercapitalized, respectively, if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.
An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. Under the FDIA, in order for the capital restoration plan to be accepted by the appropriate federal banking agency, a bank holding company must guarantee that a subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations. The bank holding company must also provide appropriate assurances of performance. The obligation of a controlling bank holding company under the FDIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions failing to submit or implement an acceptable capital restoration plan are subject to appointment of a receiver or conservator.

Support of Subsidiary Banks
Under longstanding Federal Reserve Board policy which has been codified by the Dodd-Frank Act, M&T is expected to act as a source of financial strength to, and to commit resources to support, its subsidiary banks. This support may be required at times when M&T may not be inclined to provide it. In addition, any capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Cross-Guarantee Provisions
Each insured depository institution “controlled” (as defined in the BHCA) by the same bank holding company can be held liable to the FDIC for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of any other insured depository institution controlled by that holding company and for any assistance provided by the FDIC to any of those banks that is in danger of default. The FDIC’s claim under the cross-guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company and to most claims arising out of obligations or liabilities owed to affiliates of the institution, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the DIF.

Transactions with Affiliates
There are various legal restrictions on the extent to which M&T and its non-bank subsidiaries may borrow or otherwise obtain funding from M&T Bank and M&T Bank, N.A. In general, Sections 23A and 23B of the Federal Reserve Board Act and Federal Reserve Board Regulation W require that any “covered transaction” by M&T Bank and M&T Bank, N.A. (or any of their respective subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited to (a) in the case of any single such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries may not exceed 10% of the capital stock and surplus of such insured depository institution, and (b) in the case of all affiliates, the aggregate amount of covered transactions of an insured depository institution and its subsidiaries may not exceed 20% of the capital stock and surplus of such insured depository institution. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, commencing in July 2011, the Dodd-Frank Act will require that the 10% of capital limit on covered transactions begin to apply to financial subsidiaries. “Covered transactions” are defined by statute to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on market terms.

FDIC Insurance Assessments
Deposit Insurance Assessments.  M&T Bank and M&T Bank, N.A. pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. FDIC assessment rates generally depend upon a combination of regulatory ratings and financial ratios. Regulatory ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity (or “CAMELS” ratings) to risk. The assessment rate for large institutions with long-term debt issuer ratings, such as M&T Bank, are currently determined using a combination of the institutions weighted-average regulatory ratings, its long-term debt issuer ratings and the institution’s financial ratios, each equally weighted. Assessment rates for institutions that are in the lowest risk category currently vary from seven to twenty-four basis points per $100 of insured deposits, and may be increased or decreased by the FDIC on a semi-annual basis. Such base assessment rates are subject to adjustments based upon the institution’s ratio of (i) long-term unsecured debt to its domestic deposits, (ii) secured liabilities to domestic deposits and (iii) brokered deposits to domestic deposits (if greater than 10%).
In February 2011, the FDIC adopted a final rule (the “New Assessment Rule”) that changes the deposit insurance assessment system for large institutions. The New Assessment Rule creates a two scorecard system for large institutions, one for most large institutions that have more than $10 billion in assets, such as M&T Bank, and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard will have a performance score and a loss-severity score that will be combined to produce a total score, which will be translated into an initial assessment rate. In calculating these scores, the FDIC will continue to utilize CAMELS ratings and will introduce certain new forward-looking financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The New Assessment Rule also eliminates the use of risk categories and long-term debt issuer ratings for calculating risk-based assessments for institutions having more than $10 billion in assets. The FDIC will continue to have the ability under the New Assessment Rule to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. The total score will then translate to an initial base assessment rate on a non-linear, sharply-increasing scale. The New Assessment Rule preserves the adjustments to an institution’s base assessment rates based on its long-term unsecured debt and brokered deposits (if greater than 10%) and creates a new adjustment based on the institution’s holdings of long-term unsecured debt issued by a different insured depository institution. The New Assessment Rule eliminates the adjustment to an institution’s base assessment rate based on its secured liabilities. The final rule will be effective April 1, 2011.
M&T Bank and M&T Bank, N.A.’s deposit insurance assessments are currently based on the total domestic deposits held by such insured depository institution. The Dodd-Frank Act requires the FDIC to amend its regulations to base insurance assessments on the average consolidated assets less the average tangible equity of the insured depository institution during the assessment period. Under the New Assessment Rule, which implements these requirements effective April 1, 2011, assessments paid by M&T Bank and M&T Bank, N.A. are expected to increase in 2011.
On November 17, 2009, the FDIC implemented a final rule requiring insured institutions, such as M&T Bank and M&T Bank, N.A., to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Such prepaid assessments were paid on December 30, 2009, along with each institution’s quarterly risk-based deposit insurance assessment for the third quarter of 2009 (assuming 5% annual growth in deposits between the third quarter of 2009 and the end of 2012 and taking into account, for 2011 and 2012, the annualized three basis point increase discussed below). The remaining amount of prepaid insurance assessments at December 31, 2010 related to 2011 and 2012 for M&T Bank was $178.5 million and for M&T Bank, N.A. was $2.5 million.
The FDIA establishes a minimum ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”), of 1.15% prior to September 2020 and 1.35% thereafter. On December 20, 2010, the FDIC issued a final rule setting the DRR at 2%. Because the DRR fell below 1.15% as of June 30, 2008, and was expected to remain below 1.15% the FDIC was required to establish and implement a Restoration Plan that would restore the reserve ratio to at least 1.15% within five years. In October 2008, the FDIC adopted such a restoration plan (the “Restoration Plan”). In February 2009, in light of the extraordinary challenges facing the banking industry, the FDIC amended the Restoration Plan to allow seven years for the reserve ratio to return to 1.15%. In May 2009, the FDIC adopted a final rule that imposed a five basis point special assessment on each institution’s assets minus Tier 1 Capital (as of June 30, 2009). Such special assessment was collected on September 30, 2009. In October 2009, the FDIC passed a final rule extending the term of the Restoration Plan to eight years. Such final rule also included a provision that implements a uniform three basis point increase in assessment rates, effective January 1, 2011, to help ensure that the reserve ratio returns to at least 1.15% within the eight year period called for by the Restoration Plan. In October 2010, the FDIC adopted a new restoration plan to ensure the DRR reaches 1.35% by September 2020. As part of the revised plan, the FDIC will forego the uniform three-basis point increase in assessment rates scheduled to take place in January 2011. The FDIC will, at least semi-annually, update its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates. In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged. See also “Executive and Incentive Compensation” below. It cannot predicted whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will in the future further increase deposit insurance assessment levels.
Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
FICO Assessments.  In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. M&T Bank recognized $5 million of expense related to its FICO assessments and M&T Bank, N.A. recognized $57 thousand of such expense in 2010.

Acquisitions
The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition, the bank holding company will directly or indirectly own or control 5% or more of the voting shares of the institution; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or (3) it may merge or consolidate with any other bank holding company. Effective July 2011, financial holding companies and bank holding companies with consolidated assets exceeding $50 billion, such as M&T, must (i) obtain prior approval from the Federal Reserve Board before acquiring certain nonbank financial companies with assets exceeding $10 billion and (ii) provide prior written notice to the Federal Reserve Board before acquiring direct or indirect ownership or control of any voting shares of any company having consolidated assets of $10 billion or more. Bank holding companies seeking approval to complete an acquisition must be well-capitalized and well-managed effective July 2011.
The BHCA further provides that the Federal Reserve Board may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties’

performance under the CRA, both of which are discussed below. In addition, the Federal Reserve Board must take into account the institutions’ effectiveness in combating money laundering.

FDIC Temporary Liquidity Guarantee Program
In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”), under which the FDIC would guarantee certain senior unsecured debt of FDIC-insured U.S. depository institutions and U.S. bank holding companies as well as non-interest bearing transaction account deposits at FDIC-insured U.S. depository institutions, unless such institutions opted out of the program. M&T participated in the Debt Guarantee Program through October 31, 2009. Although the guarantee of non-interest bearing transaction account deposits under the TLGP ended on June 30, 2010, the Dodd-Frank Act extended this guarantee to all insured institutions, regardless of participation in the TLGP, until January 1, 2013.

U.S. Treasury Capital Purchase Program
Pursuant to the CPP, on December 23, 2008, M&T issued and sold to the U.S. Treasury in a private offering (i) $600 million of Series A Preferred Stock and (ii) a warrant to purchase 1,218,522 shares of M&T Common Stock at an exercise price of $73.86 per share, subject to certain anti-dilution and other adjustments. M&T elected to participate in the capital purchase program at an amount equal to approximately 1% of its risk-weighted assets at the time. In connection with its acquisition of Provident on May 23, 2009, M&T issued $152 million of Series C Preferred Stock in exchange for the securities issued by Provident to the U.S. Treasury on November 14, 2008, and assumed a warrant issued by Provident to the U.S. Treasury, which, on a converted basis, provides for the purchase of 407,542 shares of M&T Common Stock at $55.76 per share.
The securities purchase agreement, dated December 23, 2008, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, limits the payment of quarterly dividends on M&T’s common stock to $0.70 per share without prior approval of the U.S. Treasury, limits M&T’s ability to repurchase shares of its common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards), grants the holders of the Series A Preferred Stock, the Warrant and the common stock of M&T to be issued under the warrant certain registration rights, and subjects M&T to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), described below under “Executive and Incentive Compensation”. The securities purchase agreement between Provident and the U.S. Treasury, to which M&T succeeded, has the same limitations and effects.

Depositor Preference
Under federal law, depositors and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the “liquidation or other resolution” of such an institution by any receiver. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Executive and Incentive Compensation
ARRA, an economic stimulus package signed into law on February 17, 2009, significantly expanded the restrictions on executive compensation that were included in Section 111 of EESA and imposed various corporate governance standards on recipients of TARP funds, including under the U.S. Treasury’s capital purchase program, until such funds are repaid. On June 10, 2009, the U.S. Treasury issued the TARP Interim Final Rule to clarify and provide additional guidance with respect to the restrictions on executive compensation that apply to executives and certain other employees of TARP recipients that includes: (i) a prohibition on paying bonuses, retention awards and incentive compensation, other than long-term restricted stock or pursuant to certain preexisting employment contracts, to its Senior Executive Officers

(“SEOs”) and next 20 most highly-compensated employees; (ii) a prohibition on the payment of “golden parachute payments” to its SEOs and next five most highly compensated employees; (iii) a prohibition on paying incentive compensation for “unnecessary and excessive risks” and earnings manipulations; (iv) a requirement to clawback any bonus, retention award, or incentive compensation paid to a SEO and any of the next twenty most highly compensated employees based on statements of earnings, revenues, gains, or other criteria later found to be materially inaccurate; (v) a requirement to establish a policy on luxury or excessive expenditures, including entertainment or events, office and facility renovations, company owned aircraft and other transportation and similar activities or events; (vi) a requirement to provide shareholders with a non-binding advisory “say on pay” vote on executive compensation; (vii) a prohibition on deducting more than $500,000 in annual compensation or performance based compensation for the SEOs under Internal Revenue Code Section 162(m); (viii) a requirement that the compensation committee of the board of directors evaluate and review on a semi-annual basis the risks involved in employee compensation plans; and (ix) a requirement that the chief executive officer and chief financial officer provide written certifications of compliance with the foregoing requirements.
Guidelines adopted by the federal banking agencies pursuant to the FDIA prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In June 2010, the Federal Reserve Board issued comprehensive guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged.
The scope and content of the U.S. banking regulators’ policies on incentive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of M&T and its subsidiaries to hire, retain and motivate their key employees.

Orderly Liquidation Authority
The Dodd-Frank Act creates the Orderly Liquidation Authority (“OLA”), a resolution regime for systemically important non-bank financial companies, including bank holding companies, under which the FDIC may be appointed receiver to liquidate such a company if the company is in danger of default and presents a systemic risk to U.S. financial stability. This determination must come after supermajority recommendations by the Federal Reserve Board and the FDIC and consultation between the Secretary of the U.S. Treasury and the President. This resolution authority is similar to the FDIC resolution model for depository institutions, with certain modifications to reflect differences between depository institutions and non-financial companies and to reduce disparities between the treatment of creditors’ claims under the U.S. Bankruptcy Code and in an orderly liquidation authority proceeding compared to those that would exist under the resolution model for insured depository institutions.

An Orderly Liquidation Fund will fund OLA liquidation proceedings through borrowings from the Treasury Department and risk-based assessments made, first, on entities that received more in the resolution than they would have received in liquidation to the extent of such excess, and second, if necessary, on bank holding companies with total consolidated assets of $50 billion or more, such as M&T. If an orderly liquidation is triggered, M&T could face assessments for the Orderly Liquidation Fund.

Financial Privacy
The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

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
Effective July 1, 2010, a new federal banking rule under the Electronic Fund Transfer Act prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions. If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied. Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.

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

Community Reinvestment Act
M&T Bank and M&T Bank, N.A. are subject to the provisions of the CRA. Under the terms of the CRA, each appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in assessing and meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. During these examinations, the regulatory agency rates such bank’s compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The regulatory agency’s assessment of the institution’s record is part of the regulatory agency’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, or to open or relocate a branch office. M&T Bank has a CRA rating of “Outstanding” and M&T Bank, N.A. has a CRA rating of “Satisfactory.” In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application, and such records may be the basis for denying the application. The Banking Law contains provisions similar to the CRA which are applicable to New York-chartered banks. M&T Bank has a CRA rating of “Outstanding” as determined by the New York State Banking Department.

USA Patriot Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) imposes obligations on U.S. financial institutions, including banks and broker dealer subsidiaries, to implement and maintain appropriate policies, procedures and controls which are reasonably designed to prevent, detect and report instances of money laundering and the financing of terrorism and to verify the identity of their customers. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution. The Registrant and its impacted subsidiaries have approved policies and procedures that are believed to be compliant with the USA Patriot Act.

Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g. property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Regulation of Insurers and Insurance Brokers
M&T’s operations in the areas of insurance brokerage and reinsurance of credit life insurance are subject to regulation and supervision by various state insurance regulatory authorities. Although the scope of regulation and form of supervision may vary from state to state, insurance laws generally grant broad discretion to regulatory authorities in adopting regulations and supervising regulated activities. This supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling of customer funds held in a fiduciary capacity. Certain of M&T’s insurance company subsidiaries are subject to extensive regulatory supervision and to insurance laws and regulations requiring, among other things, maintenance of capital, record keeping, reporting and examinations.

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

Other Legislative and Regulatory Initiatives
Proposals may be introduced in the United States Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Registrant in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. M&T cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Registrant. A change in statutes, regulations or regulatory policies applicable to M&T or any of its subsidiaries could have a material effect on the business of the Registrant. See the section captioned “Recent Developments” included elsewhere in this item.

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

Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES

	2010	2009	2008	2007	2006
	(In thousands)

Interest-bearing deposits at banks	$101,222	$133,335	$10,284	$18,431	$6,639
Federal funds sold	25,000	20,119	21,347	48,038	19,458
Resell agreements	—	—	90,000	—	100,000
Trading account	523,834	386,984	617,821	281,244	136,752
Investment securities
U.S. Treasury and federal agencies	4,177,783	4,006,968	3,909,493	3,540,641	2,381,584
Obligations of states and political subdivisions	251,544	266,748	135,585	153,231	130,207
Other	2,721,213	3,506,893	3,874,129	5,268,126	4,739,807

Total investment securities	7,150,540	7,780,609	7,919,207	8,961,998	7,251,598
Loans and leases
Commercial, financial, leasing, etc.	13,645,600	13,790,737	14,563,091	13,387,026	11,896,556
Real estate — construction	4,332,618	4,726,570	4,568,368	4,190,068	3,453,981
Real estate — mortgage	22,854,160	21,747,533	19,224,003	19,468,449	17,940,083
Consumer	11,483,564	12,041,617	11,004,275	11,306,719	9,916,334

Total loans and leases	52,315,942	52,306,457	49,359,737	48,352,262	43,206,954
Unearned discount	(325,560)	(369,771)	(359,274)	(330,700)	(259,657)

Loans and leases, net of unearned discount	51,990,382	51,936,686	49,000,463	48,021,562	42,947,297
Allowance for credit losses	(902,941)	(878,022)	(787,904)	(759,439)	(649,948)

Loans and leases, net	51,087,441	51,058,664	48,212,559	47,262,123	42,297,349
Goodwill	3,524,625	3,524,625	3,192,128	3,196,433	2,908,849
Core deposit and other intangible assets	125,917	182,418	183,496	248,556	250,233
Real estate and other assets owned	220,049	94,604	99,617	40,175	12,141
Total assets	68,021,263	68,880,399	65,815,757	64,875,639	57,064,905

Noninterest-bearing deposits	14,557,568	13,794,636	8,856,114	8,131,662	7,879,977
NOW accounts	1,393,349	1,396,471	1,141,308	1,190,161	940,439
Savings deposits	26,431,281	23,676,798	19,488,918	15,419,357	14,169,790
Time deposits	5,817,170	7,531,495	9,046,937	10,668,581	11,490,629
Deposits at Cayman Islands office	1,605,916	1,050,438	4,047,986	5,856,427	5,429,668

Total deposits	49,805,284	47,449,838	42,581,263	41,266,188	39,910,503
Short-term borrowings	947,432	2,442,582	3,009,735	5,821,897	3,094,214
Long-term borrowings	7,840,151	10,240,016	12,075,149	10,317,945	6,890,741
Total liabilities	59,663,568	61,127,492	59,031,026	58,390,383	50,783,810
Shareholders’ equity	8,357,695	7,752,907	6,784,731	6,485,256	6,281,095

Table 2

SHAREHOLDERS, EMPLOYEES AND OFFICES

Number at Year-End	2010	2009	2008	2007	2006

Shareholders	12,773	13,207	11,197	11,611	10,084
Employees	13,365	14,226	13,620	13,869	13,352
Offices	778	832	725	760	736

Table 3

CONSOLIDATED EARNINGS

	2010	2009	2008	2007	2006
	(In thousands)

Interest income
Loans and leases, including fees	$2,394,082	$2,326,748	$2,825,587	$3,155,967	$2,927,411
Deposits at banks	88	34	109	300	372
Federal funds sold	42	63	254	857	1,670
Resell agreements	404	66	1,817	22,978	3,927
Trading account	615	534	1,469	744	2,446
Investment securities
Fully taxable	324,695	389,268	438,409	352,628	363,401
Exempt from federal taxes	9,869	8,484	9,946	11,339	14,866

Total interest income	2,729,795	2,725,197	3,277,591	3,544,813	3,314,093

Interest expense
NOW accounts	850	1,122	2,894	4,638	3,461
Savings deposits	85,226	112,550	248,083	250,313	201,543
Time deposits	100,241	206,220	330,389	496,378	551,514
Deposits at Cayman Islands office	1,368	2,391	84,483	207,990	178,348
Short-term borrowings	3,006	7,129	142,627	274,079	227,850
Long-term borrowings	271,578	340,037	529,319	461,178	333,836

Total interest expense	462,269	669,449	1,337,795	1,694,576	1,496,552

Net interest income	2,267,526	2,055,748	1,939,796	1,850,237	1,817,541
Provision for credit losses	368,000	604,000	412,000	192,000	80,000

Net interest income after provision for credit losses	1,899,526	1,451,748	1,527,796	1,658,237	1,737,541

Other income
Mortgage banking revenues	184,625	207,561	156,012	111,893	143,181
Service charges on deposit accounts	478,133	469,195	430,532	409,462	380,950
Trust income	122,613	128,568	156,149	152,636	140,781
Brokerage services income	49,669	57,611	64,186	59,533	60,295
Trading account and foreign exchange gains	27,286	23,125	17,630	30,271	24,761
Gain on bank investment securities	2,770	1,165	34,471	1,204	2,566
Total other-than-temporary impairment (“OTTI”) losses	(115,947)	(264,363)	(182,222)	(127,300)	—
Portion of OTTI losses recognized in other comprehensive income (before taxes)	29,666	126,066	—	—	—

Net OTTI losses recognized in earnings	(86,281)	(138,297)	(182,222)	(127,300)	—
Equity in earnings of Bayview Lending Group LLC	(25,768)	(25,898)	(37,453)	8,935	—
Other revenues from operations	355,053	325,076	299,674	286,355	293,318

Total other income	1,108,100	1,048,106	938,979	932,989	1,045,852

Other expense
Salaries and employee benefits	999,709	1,001,873	957,086	908,315	873,353
Equipment and net occupancy	216,064	211,391	188,845	169,050	168,776
Printing, postage and supplies	33,847	38,216	35,860	35,765	33,956
Amortization of core deposit and other intangible assets	58,103	64,255	66,646	66,486	63,008
FDIC assessments	79,324	96,519	6,689	4,203	4,505
Other costs of operations	527,790	568,309	471,870	443,870	408,153

Total other expense	1,914,837	1,980,563	1,726,996	1,627,689	1,551,751

Income before income taxes	1,092,789	519,291	739,779	963,537	1,231,642
Income taxes	356,628	139,400	183,892	309,278	392,453

Net income	$736,161	$379,891	$555,887	$654,259	$839,189

Dividends declared
Common	$335,502	$326,617	$308,501	$281,900	$249,817
Preferred	40,225	31,946	—	—	—

Table 4

COMMON SHAREHOLDER DATA

	2010	2009	2008	2007	2006

Per share
Net income
Basic	$5.72	$2.90	$5.04	$6.05	$7.55
Diluted	5.69	2.89	5.01	5.95	7.37
Cash dividends declared	2.80	2.80	2.80	2.60	2.25
Common shareholders’ equity at year-end	63.54	59.31	56.29	58.99	56.94
Tangible common shareholders’ equity at year-end	33.26	28.27	25.94	27.98	28.57
Dividend payout ratio	48.98%	97.36%	55.62%	43.12%	29.79%

Table 5

CHANGES IN INTEREST INCOME AND EXPENSE(a)

	2010 Compared with 2009			2009 Compared with 2008
		Resulting from			Resulting from
	Total	Changes in:		Total	Changes in:
	Change	Volume	Rate	Change	Volume	Rate
	(Increase (decrease) in thousands)

Interest income
Loans and leases, including fees	$68,687	16,046	52,641	$(498,433)	118,677	(617,110)
Deposits at banks	54	42	12	(75)	103	(178)
Federal funds sold and agreements to resell securities	317	348	(31)	(1,942)	(729)	(1,213)
Trading account	149	56	93	(906)	127	(1,033)
Investment securities
U.S. Treasury and federal agencies	9,514	30,242	(20,728)	1,065	3,008	(1,943)
Obligations of states and political subdivisions	1,964	2,584	(620)	3,900	5,179	(1,279)
Other	(73,893)	(47,671)	(26,222)	(56,035)	(35,242)	(20,793)

Total interest income	$6,792			$(552,426)

Interest expense
Interest-bearing deposits
NOW accounts	$(272)	119	(391)	$(1,772)	220	(1,992)
Savings deposits	(27,324)	14,209	(41,533)	(135,533)	52,405	(187,938)
Time deposits	(105,979)	(44,066)	(61,913)	(124,169)	(25,770)	(98,399)
Deposits at Cayman Islands office	(1,023)	(1,023)	—	(82,092)	(31,707)	(50,385)
Short-term borrowings	(4,123)	(2,151)	(1,972)	(135,498)	(49,651)	(85,847)
Long-term borrowings	(68,459)	(56,729)	(11,730)	(189,282)	(22,502)	(166,780)

Total interest expense	$(207,180)			$(668,346)

(a)	Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 1A.	Risk Factors.

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
Liquidity Risk — Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. The Company obtains funding through deposits and various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, Cayman Islands branch deposits and borrowings from the Federal Home Loan Bank of New York and others. Should the Company experience a substantial deterioration in its financial condition or its debt ratings, or should the availability of funding become restricted due to disruption in the financial markets, the Company’s ability to obtain funding from these or other sources could be negatively impacted. The Company attempts to quantify such credit-event risk by modeling scenarios that estimate the liquidity impact resulting from a short-term ratings downgrade over various grading levels. The Company estimates such impact by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets. To mitigate such risk, the Company maintains available lines of credit with the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York that are secured by loans and investment securities. On an ongoing basis, management closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.
Credit Risk — Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, in general, and, due to the size of the Company’s real estate loan portfolio and mortgage-related investment securities portfolio, real estate valuations, in particular. Other factors that can influence the Company’s credit loss experience, in addition to general economic conditions and borrowers’ specific abilities to repay loans, include: (i) the impact of declining real estate values in the Company’s portfolio of loans to residential real estate builders and developers; (ii) the repayment performance associated with the Company’s portfolio of alternative residential mortgage loans and residential and other mortgage loans supporting mortgage-related securities; (iii) the concentrations of commercial real estate loans in the Company’s loan portfolio; (iv) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; and (v) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than many other loan types. Considerable concerns exist about the economic recovery in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment; the impact of economic conditions on businesses’ operations and abilities to repay loans in light of continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued uncertainty about possible responses to state and local government budget deficits.

Numerous factors can affect the Company’s credit loss experience. To help manage credit risk, the Company maintains a detailed credit policy and utilizes various committees that include members of senior management to approve significant extensions of credit. The Company also maintains a credit review department that regularly reviews the Company’s loan and lease portfolios to ensure compliance with established credit policy. The Company utilizes an extensive loan grading system which is applied to all commercial and commercial real estate loans. On a quarterly basis, the Company’s loan review department reviews commercial loans and commercial real estate loans that are classified as Special Mention or worse. Meetings are held with loan officers and their managers, workout specialists and Senior Management to discuss each of the relationships. Borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. In addition, the Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” Any declines in value below amortized cost that are deemed to be “other than temporary” are charged to earnings.
Economic Risk — The U.S. economy experienced weak economic conditions during the last three years. Those conditions contributed to risk as follows:

•	The significant downturn in the residential real estate market that began in 2007 continued through the 2010 year-end. The impact of that downturn has resulted in depressed home prices, higher than historical levels of foreclosures and loan charge-offs, and lower market prices on investment securities backed by residential real estate. Those factors have negatively impacted M&T’s results of operations and could continue to do so.
•	Lower demand for the Company’s products and services and lower revenues and earnings could result from ongoing weak economic conditions. Those conditions could also result in higher loan charge-offs due to the inability of borrowers to repay loans.
•	Lower fee income from the Company’s brokerage and trust businesses could result from significant declines in stock market prices.
•	Lower earnings could result from other-than-temporary impairment charges related to the Company’s investment securities portfolio.
•	Higher FDIC assessments could be imposed on the Company due to bank failures that have caused the FDIC Deposit Insurance Fund to fall below minimum required levels.
•	There is no assurance that the Emergency Economic Stabilization Act of 2008 or the American Recovery and Reinvestment Act of 2009 will improve the condition of the financial markets.

Supervision and Regulation — The Company is subject to extensive state and federal laws and regulations governing the banking industry, in particular, and public companies, in general, including laws related to corporate taxation. Many of those laws and regulations are described in Part I, Item 1 “Business.” Changes in those or other laws and regulations, or the degree of the Company’s compliance with those laws and regulations as judged by any of several regulators, including tax authorities, that oversee the Company, could have a significant effect on the Company’s operations and its financial results. For example, the Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and requires federal agencies to implement many new rules. It is expected that at a minimum those new rules will result in increased costs, decreased revenues and more stringent capital and liquidity requirements.
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

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 300,000 rentable square feet of space, is owned in fee by M&T Bank and was completed in 1967. M&T, M&T Bank and their subsidiaries occupy approximately 98% of the building and the remainder is leased to non-affiliated tenants. At December 31, 2010, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $8.6 million.
In September 1992, M&T Bank acquired an additional facility in Buffalo, New York with approximately 395,000 rentable square feet of space. Approximately 89% of this facility, known as M&T Center, is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 2010, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $10.4 million.
M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 225,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $20.4 million at December 31, 2010.
M&T Bank also owns a facility in Syracuse, New York with approximately 160,000 rentable square feet of space. Approximately 65% of this facility is occupied by M&T Bank. At December 31, 2010, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $5.7 million.
M&T Bank also owns facilities in Harrisburg, Pennsylvania and Millsboro, Delaware with approximately 215,000 and 325,000 rentable square feet of space, respectively. M&T Bank occupies approximately 35% and 85% of these respective facilities. At December 31, 2010, the cost of these buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $11.9 million and $7.2 million, respectively.
No other properties owned by M&T Bank have more than 100,000 square feet of space. The cost, net of accumulated depreciation and amortization, of the Company’s premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” Of the 739 domestic banking offices of the Registrant’s subsidiary banks at December 31, 2010, 286 are owned in fee and 453 are leased.

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

Item 4.	(Removed and Reserved)

Executive Officers of the Registrant
Information concerning the Registrant’s executive officers is presented below as of February 18, 2011. The year the officer was first appointed to the indicated position with the Registrant or its subsidiaries is shown parenthetically. In the case of each corporation noted below, officers’ terms run until the first meeting of the board of directors after such corporation’s annual meeting, which in the case of the Registrant takes place immediately following the Annual Meeting of Shareholders, and until their successors are elected and qualified.
Robert G. Wilmers, age 76, is chief executive officer (2007), chairman of the board (2000) and a director (1982) of the Registrant. From April 1998 until July 2000, he served as president and chief executive officer of the Registrant and from July 2000 until June 2005 he served as chairman, president (1988) and chief executive officer (1983) of the Registrant. He is chief executive officer (2007), chairman of the board (2005) and a director (1982) of M&T Bank, and previously served as chairman of the board of M&T Bank from March 1983 until July 2003 and as president of M&T Bank from March 1984 until June 1996.
Michael P. Pinto, age 55, is a vice chairman (2007) and a director (2003) of the Registrant. Previously, he was an executive vice president of the Registrant (1997). He is a vice chairman and a director (2003) of M&T Bank and is the chairman and chief executive officer of M&T Bank’s Mid-Atlantic Division (2005). Prior to April 2005, Mr. Pinto was the chief financial officer of the Registrant (1997) and M&T Bank (1996), and he oversaw the Company’s Finance Division, Technology and Banking Operations Division, Corporate Services Group, Treasury Division and General Counsel’s Office. He is an executive vice president (1996) and a director (1998) of M&T Bank, N.A. Mr. Pinto is chairman of the board and a director of MTB Investment Advisors (2006).
Mark J. Czarnecki, age 55, is president and a director (2007) of the Registrant and president and a director (2007) of M&T Bank. Previously, he was an executive vice president of the Registrant (1999) and M&T Bank (1997) and was responsible for the M&T Investment Group and the Company’s Retail Banking network. Mr. Czarnecki is a director (1999) of M&T Securities and chairman of the board, president and chief executive officer (2007) and a director (2005) of M&T Bank, N.A.
James J. Beardi, age 64, is an executive vice president (2003) of the Registrant and M&T Bank, and is responsible for managing the Company’s Corporate Services, Central Operations, and Lending Services Groups. Previously, Mr. Beardi was in charge of the Company’s Residential Mortgage business and the General Counsel’s Office. He was president and a director of M&T Mortgage Corporation (1991) until its merger into M&T Bank on January 1, 2007. Mr. Beardi served as senior vice president of M&T Bank from 1989 to 2003.
Robert J. Bojdak, age 55, is an executive vice president and chief credit officer (2004) of the Registrant and M&T Bank, and is responsible for managing the Company’s enterprise-wide risk including credit, operational, compliance and investment risk. From April 2002 to April 2004, Mr. Bojdak served as senior vice president and credit deputy for M&T Bank. Previous to joining M&T Bank in 2002, Mr. Bojdak served in several senior management positions at KeyCorp., most recently as executive vice president and regional credit executive. He is an executive vice president and a director of M&T Bank, N.A. (2004).
Stephen J. Braunscheidel, age 54, is an executive vice president (2004) of the Registrant and M&T Bank, and is in charge of the Company’s Human Resources Division. Previously, he was a senior vice president in the M&T Investment Group, where he managed the Private Client Services and Employee Benefits departments. Mr. Braunscheidel has held a number of management positions with M&T Bank since 1978.
Atwood Collins, III, age 64, is an executive vice president of the Registrant (1997) and M&T Bank (1996), and is the president and chief operating officer of M&T Bank’s Mid-Atlantic Division. Mr. Collins is a trustee of M&T Real Estate (1995) and a director of M&T Securities (2008).
Richard S. Gold, age 50, is an executive vice president of the Registrant (2007) and M&T Bank (2006) and is responsible for managing the Company’s Residential Mortgage and Consumer Lending Divisions. Mr. Gold served as senior vice president of M&T Bank from 2000 to 2006, most recently responsible for the Retail Banking Division, including M&T Securities. Mr. Gold is an executive vice president of M&T Bank, N.A. (2006).
Brian E. Hickey, age 58, is an executive vice president of the Registrant (1997) and M&T Bank (1996). He is a member of the Directors Advisory Council (1994) of the Rochester Division of M&T Bank. Mr. Hickey is responsible for managing all of the non-retail segments in Upstate New York and in the Northern and Central/Western Pennsylvania regions. Mr. Hickey is also responsible for the Auto Floor Plan lending business.
René F. Jones, age 46, is an executive vice president (2006) and chief financial officer (2005) of the Registrant and M&T Bank. Previously, Mr. Jones was a senior vice president in charge of the Financial Performance Measurement department within M&T Bank’s Finance Division. Mr. Jones has held a number of management positions within M&T Bank’s Finance Division since 1992. Mr. Jones is an executive vice president and chief financial officer (2005) and a director (2007) of M&T Bank, N.A., and he is chairman of the board, president (2009) and a trustee (2005) of M&T Real Estate. He is a director of M&T Insurance Agency (2007) and M&T Securities (2005).
Darren J. King, age 41, is an executive vice president of the Registrant (2010) and M&T Bank (2009), and is in charge of the Retail Banking Division. Mr. King previously served as senior vice president of M&T Bank, most recently responsible for the Business Banking Division, and has held a number of management positions within M&T Bank since 2000. Mr. King is an executive vice president of M&T Bank, N.A. (2009).
Kevin J. Pearson, age 49, is an executive vice president (2002) of the Registrant and M&T Bank. He is a member of the Directors Advisory Council (2006) of the New York City/Long Island Division of M&T Bank. Mr. Pearson is responsible for managing all of the non-retail segments in the New York City, Philadelphia, Connecticut, New Jersey and Tarrytown markets of M&T Bank, as well as the Company’s commercial real estate business, Commercial Marketing and Treasury Management. He is an executive vice president of M&T Real Estate (2003), chairman of the board (2009) and a director (2003) of M&T Realty Capital and an executive vice president and a director of M&T Bank, N.A. (2008). Mr. Pearson served as senior vice president of M&T Bank from 2000 to 2002.
Michele D. Trolli, age 49, is an executive vice president and chief information officer of the Registrant and M&T Bank (2005). She is in charge of the Company’s Technology and Global Sourcing groups. Previously, Ms. Trolli was in charge of the Technology and Banking Operations Division, the Retail Banking Division and the Corporate Services Group of M&T Bank. Ms. Trolli served as senior director, global systems support, with Franklin Resources, Inc., a worldwide investment management company, from May 2000 through December 2004.
D. Scott N. Warman, age 45, is an executive vice president (2009) and treasurer (2008) of the Registrant and M&T Bank. He is responsible for managing the Company’s Treasury Division. Mr. Warman previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank since 1995. He is an executive vice president and treasurer of M&T Bank, N.A. (2008), a trustee of M&T Real Estate (2009) and a director of M&T Securities (2008).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The Registrant’s common stock is traded under the symbol MTB on the New York Stock Exchange. See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K for market prices of the Registrant’s common stock, approximate number of common shareholders at year-end, frequency and amounts of dividends on common stock and restrictions on the payment of dividends.
During the fourth quarter of 2010, M&T did not issue any shares of its common stock that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information
The following table provides information as of December 31, 2010 with respect to shares of common stock that may be issued under M&T Bank Corporation’s existing equity compensation plans. M&T Bank Corporation’s existing equity compensation plans include the M&T Bank Corporation 1983 Stock Option Plan, the 2001 Stock Option Plan, the 2005 Incentive Compensation Plan, which replaced the 2001 Stock Option Plan, the 2009 Equity Incentive Compensation Plan, and the M&T Bank Corporation Employee

Stock Purchase Plan, each of which has been previously approved by shareholders, and the M&T Bank Corporation 2008 Directors’ Stock Plan and the M&T Bank Corporation Deferred Bonus Plan, each of which did not require shareholder approval.
The table does not include information with respect to shares of common stock subject to outstanding options and rights assumed by M&T Bank Corporation in connection with mergers and acquisitions of the companies that originally granted those options and rights. Footnote (1) to the table sets forth the total number of shares of common stock issuable upon the exercise of such assumed options and rights as of December 31, 2010, and their weighted-average exercise price.

			Number of Securities
	Number of		Remaining Available
	Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options or Rights	Options or Rights	Reflected in Column A)
	(A)	(B)	(C)

Equity compensation plans approved by security holders:
1983 Stock Option Plan	182,374	$65.80	—
2001 Stock Option Plan	4,481,002	88.43	—
2005 Incentive Compensation Plan	5,562,417	103.50	2,629,326
2009 Equity Incentive Compensation Plan	61,711	40.82	3,330,502
Employee Stock Purchase Plan	126,450	78.74	304,664
Equity compensation plans not approved by security holders:
2008 Directors’ Stock Plan	3,131	87.05	148,534
Deferred Bonus Plan	51,439	61.12	—

Total	10,468,524	$95.51	6,413,026

(1)	As of December 31, 2010, a total of 310,817 shares of M&T Bank Corporation common stock were issuable upon exercise of outstanding options or rights assumed by M&T Bank Corporation in connection with merger and acquisition transactions. The weighted-average exercise price of those outstanding options or rights is $142.80 per common share.

Equity compensation plans adopted without the approval of shareholders are described below:
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
Deferred Bonus Plan.  M&T Bank Corporation maintains a deferred bonus plan which was frozen effective January 1, 2010 and did not allow any deferrals after that date. Prior to January 1, 2010, the plan allowed eligible officers of M&T and its subsidiaries to elect to defer all or a portion of their annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. At the time of the deferral election, participants also elected the timing of distributions from the plan. Such distributions are payable in cash, with the exception of balances allocated to M&T common stock which are distributable in the form of shares of common stock.

Performance Graph
The following graph contains a comparison of the cumulative shareholder return on M&T common stock against the cumulative total returns of the KBW Bank Index, compiled by Keefe, Bruyette & Woods Inc., and the S&P 500 Index, compiled by Standard & Poor’s Corporation, for the five-year period beginning on December 31, 2005 and ending on December 31, 2010. The KBW Bank Index is a market capitalization index consisting of 24 leading national money-center banks and regional institutions.

Comparison of Five-Year Cumulative Return*

Shareholder Value at Year End*

	2005	2006	2007	2008	2009	2010
M&T Bank Corporation	100	114	78	57	70	95
KBW Bank Index	100	120	93	49	52	59
S&P 500 Index	100	116	122	77	97	112

*	Assumes a $100 investment on December 31, 2005 and reinvestment of all dividends.

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

Issuer Purchases of Equity Securities
In February 2007, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. M&T did not repurchase any shares pursuant to such plan during 2010.

During the fourth quarter of 2010 M&T purchased shares of its common stock as follows:

(d)Maximum
			(c)Total	Number (or
			Number	Approximate
			of Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)	Programs	Programs(2)

October 1 - October 31, 2010	—	$—	—	2,181,500
November 1 - November 30, 2010	142,934	81.15	—	2,181,500
December 1 - December 31, 2010	80,933	83.48	—	2,181,500

Total	223,867	$81.99	—

(1)	The total number of shares purchased during the periods indicated reflects shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.

(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

Item 6.	Selected Financial Data.

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Profile and Significant Developments
M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York with consolidated assets of $68.0 billion at December 31, 2010. The consolidated financial information presented herein reflects M&T and all of its subsidiaries, which are referred to collectively as “the Company.” M&T’s wholly owned bank subsidiaries are M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”).
M&T Bank, with total assets of $67.1 billion at December 31, 2010, is a New York-chartered commercial bank with 738 domestic banking offices in New York State, Pennsylvania, Maryland, Delaware, New Jersey, Virginia, West Virginia, and the District of Columbia, a full-service commercial banking office in Ontario, Canada, and an office in the Cayman Islands. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in their markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, Virginia and Washington, D.C., and on small and medium size businesses based in those areas, although loans are originated through lending offices in other states and in Ontario, Canada. Certain lending activities are also conducted in other states through various subsidiaries. M&T Bank’s subsidiaries include: M&T Real Estate Trust, a commercial mortgage lender; M&T Realty Capital Corporation, a multifamily commercial mortgage lender; M&T Securities, Inc., which provides brokerage, investment advisory and insurance services; MTB Investment Advisors, Inc., which serves as investment advisor to the MTB Group of Funds, a family of proprietary mutual funds, and other funds and institutional clients; and M&T Insurance Agency, Inc., an insurance agency.
M&T Bank, N.A., with total assets of $797 million at December 31, 2010, is a national bank with an office in Oakfield, New York. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, largely through telephone, Internet and direct mail marketing techniques.
On November 5, 2010, M&T Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits, except certain brokered deposits, and acquire certain assets of K Bank, based in Randallstown, Maryland. As part of the transaction, M&T Bank entered into a loss-share arrangement with the FDIC whereby M&T Bank will be reimbursed by the FDIC for most losses it incurs on the acquired loan portfolio. The transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair value on the acquisition date. Assets acquired in the transaction totaled approximately $556 million, including $154 million of loans and $186 million in cash, and liabilities assumed aggregated $528 million, including $491 million of deposits. In accordance with generally accepted accounting principles (“GAAP”), M&T Bank recorded an after-tax gain on the transaction of $17 million ($28 million before taxes).
On November 1, 2010, M&T entered into a definitive agreement with Wilmington Trust Corporation (“Wilmington Trust”), headquartered in Wilmington, Delaware, under which Wilmington Trust will be acquired by M&T. Pursuant to the terms of the agreement, Wilmington Trust common shareholders will receive .051372 shares of M&T common stock in exchange for each share of Wilmington Trust common stock in a stock-for-stock transaction valued at $351 million (with the price based on M&T’s closing price of $74.75 per share as of October 29, 2010), plus the assumption of $330 million in preferred stock issued by Wilmington Trust as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”).
At December 31, 2010, Wilmington Trust had approximately $10.9 billion of assets, including $7.5 billion of loans, $10.1 billion of liabilities, including $9.0 billion of deposits, and $60.1 billion of combined assets under management, including $43.6 billion managed by Wilmington Trust and $16.5 billion managed by affiliates. The merger is subject to a number of conditions, including the approval of various state and Federal regulators and Wilmington Trust’s common shareholders, and is expected to be completed by mid-year 2011.
Net acquisition and integration-related gains and expenses (included herein as merger-related expenses) associated with the K Bank acquisition transaction and with the pending Wilmington Trust acquisition incurred during 2010 totaled to a net gain of $27 million ($16 million after tax-effect, or $.14 of diluted earnings per common share). Reflected in that amount are the $28 million gain ($17 million after tax-effect, or $.14 of diluted earnings per common share) on the K Bank transaction and $771 thousand ($469 thousand after tax-effect) of expenses associated with the K Bank and Wilmington Trust transactions. The gain reflects the amount of financial support and indemnification against loan losses that M&T Bank obtained from the FDIC.
The condition of the domestic and global economy over the last three years has significantly impacted the financial services industry as a whole, and specifically, the financial results of the Company. In particular, rising unemployment and significantly depressed residential real estate valuations have led to elevated levels of loan charge-offs experienced by financial institutions throughout that time period, resulting in reduced capital levels. Although most economists believe that the recession in the United States ended sometime in the latter half of 2009, the recovery of the economy since then has been very slow. While the Company experienced lower levels of loan charge-offs during 2010 as compared with 2009, such charge-offs continued to be at higher than historical levels. In addition, many financial institutions have continued to experience unrealized losses related to investment securities backed by residential and commercial real estate due to a lack of liquidity in the financial markets and anticipated credit losses. Many financial institutions, including the Company, have taken charges for those unrealized losses that were deemed to be other than temporary.
Allied Irish Banks (“AIB”) received 26,700,000 shares of M&T common stock on April 1, 2003 as a result of M&T’s acquisition of a subsidiary of AIB on that date. Those shares of common stock owned by AIB represented 22.4% of the issued and outstanding shares of M&T common stock on September 30, 2010. In an effort to raise its capital position to meet new Irish government-mandated capital requirements, AIB completed the sale of the 26,700,000 shares on November 4, 2010. As a result, the provisions of the Agreement and Plan of Reorganization between M&T and AIB related to AIB’s rights as a substantial shareholder in the corporate governance of M&T became inoperative as of that date.
The Financial Accounting Standards Board (“FASB”) amended GAAP in June 2009 relating to: (1) the consolidation of variable interest entities to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and (2) accounting for transfers of financial assets to eliminate the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. The amended guidance became effective as of January 1, 2010. The recognition and measurement provisions of the amended guidance were applied to transfers that occurred on or after the effective date. Additionally, beginning January 1, 2010, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities must now be evaluated for consolidation in accordance with applicable consolidation guidance, including the new accounting guidance relating to the consolidation of variable interest entities.
In accordance with the new accounting requirements, effective January 1, 2010 the Company included in its consolidated financial statements one-to-four family residential mortgage loans that were included in non-recourse securitization transactions using qualified special-purpose trusts. The effect of that consolidation as of January 1, 2010 was to increase residential real estate loans by $424 million, decrease the amortized cost of available-for-sale investment securities by $360 million (fair value of $355 million as of January 1, 2010), and increase borrowings by $65 million. Information concerning those loans is included in note 19 of Notes to Financial Statements.
On August 28, 2009, M&T Bank entered into a purchase and assumption agreement with the FDIC to assume all of the deposits and acquire certain assets of Bradford Bank (“Bradford”), based in Baltimore, Maryland. As part of the transaction, M&T Bank entered into a loss-share arrangement with the FDIC whereby M&T Bank will be reimbursed by the FDIC for most losses it incurs on the acquired loan portfolio. The transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair value on the acquisition date. Assets acquired in the transaction totaled approximately $469 million, including $302 million of loans, and liabilities assumed aggregated $440 million, including $361 million of deposits. In accordance with GAAP, M&T Bank recorded an after-tax gain on the transaction of $18 million ($29 million before taxes).
On May 23, 2009, M&T acquired all of the outstanding common stock of Provident Bankshares Corporation (“Provident”), a bank holding company based in Baltimore, Maryland, in a stock-for-stock transaction. Provident Bank, Provident’s banking subsidiary, was merged into M&T Bank on that date. The results of operations acquired in the Provident transaction have been included in the Company’s financial results since May 23, 2009. Provident common shareholders received .171625 shares of M&T common stock in exchange for each share of Provident common stock, resulting in M&T issuing a total of 5,838,308 common shares with an acquisition date fair value of $273 million. In addition, based on the merger agreement, outstanding and unexercised options to purchase Provident common stock were converted into options to purchase the common stock of M&T. Those options had an estimated fair value of approximately $1 million. In total, the purchase price was approximately $274 million based on the fair value on the acquisition date of M&T common stock exchanged and the options to purchase M&T common stock. Holders of Provident’s preferred stock were issued shares of new Series B and Series C Preferred Stock of M&T having substantially identical terms. That preferred stock and warrants to purchase common stock associated with the Series C Preferred Stock added $162 million to M&T’s shareholders’ equity. The Series B Preferred Stock has a preference value of $27 million, pays non-cumulative dividends at a rate of 10%, and is convertible into 433,148 shares of M&T common stock. The Series C Preferred Stock has a preference value of $152 million, pays cumulative dividends at a rate of 5% through November 2013 and 9% thereafter, and is held by the U.S. Treasury under the Troubled Asset Relief Program — Capital Purchase Program.
The Provident transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Assets acquired totaled $6.3 billion, including $4.0 billion of loans and leases (including approximately $1.7 billion of commercial real estate loans, $1.4 billion of consumer loans, $700 million of commercial loans and leases and $300 million of residential real estate loans) and $1.0 billion of investment securities. Liabilities assumed were $5.9 billion, including $5.1 billion of deposits. The transaction added $436 million to M&T’s shareholders’ equity, including $280 million of common equity and $156 million of preferred equity. In connection with the acquisition, the Company recorded $332 million of goodwill and $63 million of core deposit intangible. The core deposit intangible is being amortized over seven years using an accelerated method. The acquisition of Provident expanded the Company’s presence in the Mid-Atlantic area, gave the Company the second largest deposit share in Maryland, and tripled the Company’s presence in Virginia.
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
Net merger-related expenses associated with the Bradford and Provident acquisition transactions incurred during 2009 totaled $60 million ($36 million after tax effect, or $.31 of diluted earnings per common share). Reflected in that amount are the $29 million ($18 million after tax effect, or $.15 of diluted earnings per common share) gain on the Bradford transaction and $89 million ($54 million after tax effect, or $.46 of diluted earnings per common share) of expenses associated with the Provident and Bradford transactions. The gain reflects the amount of financial support and indemnification against loan losses that M&T Bank obtained from the FDIC. The expenses were for professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing Provident contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to customers of Bradford and Provident; severance for former employees of Provident; incentive compensation costs; travel costs; and printing, supplies and other costs of commencing operations in new markets and offices.
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

Recent Legislative Developments
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law on July 21, 2010. This new law has and will continue to significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, and will fundamentally change the system of regulatory oversight of the Company, including through the creation of the Financial Stability Oversight Council. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and, as a result, many of the details and much of the impact of the Dodd-Frank Act is not yet known. The Dodd-Frank Act, however, could have a material adverse impact either on the financial services industry as a whole, or on M&T’s business, results of operations, financial condition and liquidity.
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
The legislation also requires that publicly traded companies give shareholders a non-binding vote on executive compensation and “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. The Dodd-Frank Act also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.
The Dodd-Frank Act established a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau of Consumer Financial Protection has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau of Consumer Financial Protection has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.
In addition, the Dodd-Frank Act, among other things:

•	Weakens the federal preemption rules that have been applicable for national banks and gives state attorneys general the ability to enforce federal consumer protection laws;
•	Amends the Electronic Fund Transfer Act (“EFTA”) which has resulted in, among other things, the Federal Reserve Board issuing rules aimed at limiting debit-card interchange fees;
•	Applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies which, among other things, will, after a three-year phase-in period which begins January 1, 2013, remove trust preferred securities as a permitted component of a holding company’s Tier 1 capital;
•	Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more and increases the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35%;
•	Imposes comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself;
•	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
•	Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

•	Creates the Financial Stability Oversight Council, which will recommend to the Federal Reserve Board increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.
The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations, the full extent of which cannot now be foreseen. Many aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on M&T, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of M&T and M&T Bank could require M&T and M&T Bank to seek other sources of capital in the future. The impact of new rules relating to overdraft fee practices is included herein under the heading “Other Income.”

Critical Accounting Estimates
The Company’s significant accounting policies conform with GAAP and are described in note 1 of Notes to Financial Statements. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. Some of the more significant areas in which management of the Company applies critical assumptions and estimates include the following:

•	Allowance for credit losses — The allowance for credit losses represents the amount which, in management’s judgment, will be adequate to absorb credit losses inherent in the loan and lease portfolio as of the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating losses inherent in the loan and lease portfolio, assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Historical loss trends are also considered, as are economic conditions, industry trends, portfolio trends and borrower-specific financial data. Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes in those estimates and assumptions, which may result in adjustment of the allowance. A detailed discussion of facts and circumstances considered by management in assessing the adequacy of the allowance for credit losses is included herein under the heading “Provision for Credit Losses.”
•	Valuation methodologies — Management of the Company applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as trading assets, most investment securities, and residential real estate loans held for sale and related commitments. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include loans, privately issued mortgage-backed securities, deposits, borrowings, goodwill, core deposit and other intangible assets, and other assets and liabilities obtained or assumed in business combinations; capitalized servicing assets; pension and other postretirement benefit obligations; value ascribed to stock-based compensation; estimated residual values of property associated with leases; and certain derivative and other financial instruments. These valuations require the use of various

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

Overview
The Company recorded net income during 2010 of $736 million or $5.69 of diluted earnings per common share, up 94% and 97%, respectively, from $380 million or $2.89 of diluted earnings per common share in 2009. Basic earnings per common share rose 97% to $5.72 in 2010 from $2.90 in 2009. Net income in 2008 aggregated $556 million, while diluted and basic earnings per common share were $5.01 and $5.04, respectively. The after-tax impact of net merger-related gains and expenses associated with the acquisition transactions previously described totaled to a net gain of $16 million ($27 million pre-tax) or $.14 of basic and diluted earnings per common share in 2010, and net expenses of $36 million ($60 million pre-tax) or $.31 of basic and diluted earnings per common share in 2009. Similar expenses of $2 million ($4 million pre-tax) or $.02 of basic and diluted earnings per common share were incurred in 2008 related to acquisition transactions completed in 2007. Net income expressed as a rate of return on average assets in 2010 was 1.08%, compared with .56% in 2009 and .85% in 2008. The return on average common shareholders’ equity was 9.30% in 2010, 5.07% in 2009 and 8.64% in 2008.
The Company’s improved financial performance in 2010 as compared with 2009 was largely driven by higher net interest income and lower credit costs. The higher net interest income was the result of a 35 basis point (hundredths of one percent) widening of the net interest margin, or taxable-equivalent net interest income divided by average earning assets. That widening reflects a 38 basis point reduction of rates paid on interest-bearing liabilities, including a 40 basis point reduction in rates paid on interest-bearing deposits. Reflecting the wider net interest margin, taxable-equivalent net interest income increased $214 million, or 10%, to $2.29 billion in 2010 from $2.08 billion in 2009.
While the provision for credit losses during 2010 was elevated when compared to historical levels, it declined 39% to $368 million from $604 million in 2009. Net charge-offs dropped 33% to $346 million in 2010 from $514 million in 2009. As a percentage of average loans outstanding, net charge-offs were .67% in 2010 and 1.01% in 2009. The lower level of net charge-offs in 2010 was led by a decrease in commercial loan charge-offs, which declined to $65 million from $172 million in 2009. Another significant factor in the higher net income in 2010 was a decrease in other-than-temporary impairment charges on investment securities to $86 million ($53 million after tax-effect) from $138 million ($84 million after tax-effect) in 2009. Those impairment charges were largely related to certain privately issued collateralized mortgage obligations (“CMOs”) backed by residential real estate loans and collateralized debt obligations (“CDOs”) backed by trust preferred securities issued by other financial institutions.
Several noteworthy items were reflected in the Company’s financial results in 2009. The provision for credit losses and net loan charge-offs during 2009 were at higher than historical levels, due largely to the recessionary state of the U.S. economy and its impact on consumers and businesses, and the continuation of a distressed residential real estate market. The provision for credit losses in 2009 was $604 million, up from $412 million in 2008. Net charge-offs during 2009 aggregated $514 million, compared with $383 million in 2008. As a percentage of average loans outstanding, net charge-offs were 1.01% and .78% in 2009 and 2008, respectively. Charge-offs in all major loan categories rose from 2008 to 2009. The most dramatic increase in net charge-offs was related to commercial loans, which rose to $172 million in 2009 from $94 million in 2008. That increase was largely driven by a small number of significant commercial loan charge-offs. In addition, net charge-offs of residential real estate loans rose to $92 million in 2009 from $63 million in 2008, reflecting turbulence in the residential real estate market place that resulted in deteriorating real estate values and increased delinquencies. The Company also incurred elevated costs in 2009 related to the workout process for modifying residential mortgage loans of creditworthy borrowers and to the foreclosure process for borrowers unable to make payments on their loans.
During 2009, $84 million of after-tax other-than-temporary impairment charges ($138 million before taxes) were recorded on certain available-for-sale investment securities, reducing basic and diluted earnings per common share by $.73. The Company also experienced substantially higher costs related to deposit assessments by the FDIC. Such costs rose to $97 million in 2009 from $7 million in 2008 and reflected higher assessment rates, expirations of available credits and a $33 million second quarter 2009 special assessment levied by the FDIC on insured financial institutions to rebuild the Deposit Insurance Fund. That special assessment reduced net income and diluted earnings per common share by $20 million and $.17, respectively.
The Company’s financial results for 2008 were also affected by several notable factors. Largely the result of the state of the U.S. economy and the distressed residential real estate marketplace, the Company’s provision for credit losses in 2008 was $412 million, significantly higher than $192 million in 2007. Net charge-offs of loans in 2008 rose to $383 million from $114 million in 2007. Net loan charge-offs as a percentage of average loans outstanding were .78% and .26% in 2008 and 2007, respectively. While charge-offs were up in all major categories of loans, the most significant contributors to the sharp rise were loan charge-offs related to residential real estate markets; charge-offs of loans to builders and developers of residential real estate jumped from $4 million in 2007 to $100 million in 2008, and residential real estate loan charge-offs grew to $63 million in 2008 from $19 million in 2007. Not only did the condition of the residential real estate markets negatively impact the Company’s financial results in 2008 through a higher provision for credit losses, but significantly higher costs were incurred related to the workout process for modifying residential mortgage loans and to the foreclosure process.
During the third quarter of 2008, a $153 million (pre-tax) other-than-temporary impairment charge was recorded related to preferred stock issuances of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The write-down was taken on preferred stock with a basis of $162 million following the U.S. Government’s placement of Fannie Mae and Freddie Mac under conservatorship on September 7, 2008. The Company recognized additional other-than-temporary impairment charges during 2008 totaling $29 million (pre-tax) related to certain CDOs and CMOs. In total, other-than-temporary impairment charges on investment securities aggregated $182 million ($111 million after tax effect) during 2008, thereby lowering diluted earnings per common share by $1.00.
Also reflected in the Company’s 2008 results was $29 million of after-tax income, or $.26 of diluted earnings per common share, resulting from M&T Bank’s status as a member bank of Visa. During the last quarter of 2007, Visa completed a reorganization in contemplation of its initial public offering

(“IPO”) in 2008. As part of that reorganization M&T Bank and other member banks of Visa received shares of Class B common stock of Visa. M&T Bank was allocated 1,967,028 Class B common shares of Visa based on its proportionate ownership of Visa. Of those shares, 760,455 were mandatorily redeemed in March 2008 for an after-tax gain of $20 million ($33 million pre-tax), which was recorded as “gain on bank investment securities” in the consolidated statement of income, adding $.18 to diluted earnings per common share. In accordance with GAAP, the Company has not recognized any value for its remaining common stock ownership interest in Visa. During the first quarter of 2008, Visa completed its IPO of common stock and, as part of the transaction, funded an escrow account with $3 billion from the proceeds of the IPO to cover potential settlements arising out of certain litigation against Visa. As a result, during the first three months of 2008, the Company reversed approximately $15 million of a liability accrued during the fourth quarter of 2007 related to such litigation, adding $9 million to net income ($.08 per diluted common share). That liability had been accrued in 2007 because M&T Bank and other member banks of Visa are obligated under various agreements to share in losses stemming from certain litigation against Visa. Visa subsequently announced that it had further funded the escrow account to provide for the settlement of the litigation. Those subsequent fundings did not result in a material impact to the Company’s consolidated financial position or results of operations as of or for the years ended December 31, 2010, 2009 and 2008.
The Company resolved certain tax issues during the third quarter of 2008 related to its activities in various jurisdictions during the years 1999-2007. As a result, the Company paid $40 million to settle those issues, but was able to reduce previously accrued income tax expense in 2008 by $40 million, thereby adding $.36 to that year’s diluted earnings per common share.
As previously noted, net interest income recorded on a taxable-equivalent basis rose 10% to $2.29 billion in 2010 from $2.08 billion in 2009, reflecting a wider net interest margin. Average earning assets during 2010 were $59.7 billion, little changed from $59.6 billion in 2009.
Taxable-equivalent net interest income in 2009 was 6% higher than $1.96 billion in 2008. Contributing to the improvement were growth in average earning assets and a widening of the Company’s net interest margin. Average earning assets rose 3% to $59.6 billion in 2009 from $58.0 billion in 2008, largely due to the $5.5 billion of earning assets obtained in the Provident and Bradford transactions. The net interest margin widened 11 basis points to 3.49% in 2009 from 3.38% in 2008, largely due to lower interest rates paid on deposits and borrowings.
As previously noted, the provision for credit losses of $368 million in 2010 was down 39% from $604 million in 2009. Net charge-offs totaled $346 million in 2010, down from $514 million in 2009. The provision for credit losses and net charge-offs in 2009 were up significantly from $412 million and $383 million, respectively, in 2008. Deteriorating economic conditions impacting the quality of outstanding loans to businesses and consumers, and depressed residential real estate valuations and their impact on the Company’s portfolios of residential mortgage loans and loans to residential real estate builders and developers, were the most significant factors contributing to the higher levels of the provision and net charge-offs in 2009 as compared with the preceding year. Net charge-offs as a percentage of average loans and leases outstanding were .78% in 2008. The provision in each year represents the result of management’s analysis of the composition of the loan and lease portfolio and other factors, including concern regarding uncertainty about economic conditions, both nationally and in many of the markets served by the Company, and the impact of such conditions and prospects on the abilities of borrowers to repay loans.
Noninterest income rose 6% to $1.11 billion in 2010 from $1.05 billion in 2009. Gains and losses on bank investment securities (consisting predominantly of other-than-temporary impairment charges) totaled to net losses of $84 million in 2010 and $137 million in 2009. Excluding gains and losses from bank investment securities, the $28 million gain recorded on the K Bank transaction in 2010 and the $29 million gain recorded on the Bradford transaction in 2009, noninterest income was $1.16 billion in each of 2010 and 2009. Declines in revenues related to residential mortgage banking, brokerage services and the Company’s trust business were offset by higher service charges on deposit accounts, credit-related fees and other revenues from operations.
Noninterest income in 2009 was up 12% from $939 million in 2008. Gains and losses on bank investment securities (including other-than-temporary impairment losses) totaled to net losses of

$148 million in 2008. Those losses in 2008 were due to other-than-temporary impairment charges related to certain of the Company’s privately issued CMOs, CDOs and preferred stock holdings of Fannie Mae and Freddie Mac. The investment securities losses in 2008 are net of the $33 million gain from the sale of shares of Visa. Excluding gains and losses from bank investment securities and the $29 million gain recorded on the Bradford transaction, noninterest income of $1.16 billion in 2009 was 6% higher than $1.09 billion in 2008. Contributing to that improvement were higher mortgage banking revenues and service charges on acquisition-related deposit accounts, partially offset by declines in trust and brokerage services income.
Noninterest expense in 2010 totaled $1.91 billion, down 3% from $1.98 billion in 2009. During 2008, noninterest expense aggregated $1.73 billion. Included in such amounts are expenses considered by M&T to be “nonoperating” in nature, consisting of amortization of core deposit and other intangible assets of $58 million, $64 million and $67 million in 2010, 2009 and 2008, respectively, and merger-related expenses of $771,000 in 2010, $89 million in 2009 and $4 million in 2008. Exclusive of those nonoperating expenses, noninterest operating expenses aggregated $1.86 billion in 2010, $1.83 billion in 2009 and $1.66 billion in 2008. The increase in such expenses from 2009 to 2010 was largely attributable to higher costs for professional services and advertising in 2010, and a $22 million reduction of the allowance for impairment of capitalized residential mortgage servicing rights in 2009. For the year ended December 31, 2010, there was no change to that impairment allowance. Partially offsetting those factors were declines in expenses in 2010 related to foreclosed properties and FDIC assessments. The most significant factors for the higher level of noninterest operating expenses in 2009 as compared with 2008 were the higher FDIC assessments, costs associated with the acquired operations of Provident and Bradford, and higher foreclosure-related expenses. Partially offsetting those increases was a partial reversal of the valuation allowance for capitalized residential mortgage servicing rights of $22 million in 2009, compared with an addition to the valuation allowance of $16 million in 2008. Included in operating expenses in 2010 were $15 million of tax-deductible contributions made to The M&T Charitable Foundation, a tax-exempt private charitable foundation. Similar contributions of $12 million and $6 million were made in 2009 and 2008, respectively.
The efficiency ratio expresses the relationship of operating expenses to revenues. The Company’s efficiency ratio, or noninterest operating expenses (as previously defined) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities and gains on merger transactions), was 53.7% in 2010, compared with 56.5% in 2009 and 54.4% in 2008.

Table 1

EARNINGS SUMMARY
Dollars in millions

												Compound
Increase (Decrease)(a)												Growth Rate
2009 to 2010			2008 to 2009									5 Years
Amount		%	Amount		%		2010	2009	2008	2007	2006	2005 to 2010

	$6.8	—		$(552.4)	(17)	Interest income(b)	$2,753.8	2,747.0	3,299.5	3,565.6	3,333.8	—%
	(207.1)	(31)		(668.3)	(50)	Interest expense	462.3	669.4	1,337.8	1,694.6	1,496.6	(14)

	213.9	10		115.9	6	Net interest income(b)	2,291.5	2,077.6	1,961.7	1,871.0	1,837.2	5
	(236.0)	(39)		192.0	47	Less: provision for credit losses	368.0	604.0	412.0	192.0	80.0	33
	53.6	—		10.7	—	Gain (loss) on bank investment securities(c)	(83.5)	(137.1)	(147.8)	(126.1)	2.6	—
	6.4	1		98.5	9	Other income	1,191.6	1,185.2	1,086.7	1,059.1	1,043.2	4
						Less:
	(2.2)	—		44.8	5	Salaries and employee benefits	999.7	1,001.9	957.1	908.3	873.3	4
	(63.6)	(6)		208.8	27	Other expense	915.1	978.7	769.9	719.3	678.4	7

	575.7	106		(220.5)	(29)	Income before income taxes	1,116.8	541.1	761.6	984.4	1,251.3	(1)
						Less:
	2.2	10		—	—	Taxable-equivalent adjustment(b)	24.0	21.8	21.8	20.8	19.7	7
	217.2	156		(44.5)	(24)	Income taxes	356.6	139.4	183.9	309.3	392.4	(2)

	$356.3	94		$(176.0)	(32)	Net income	$736.2	379.9	555.9	654.3	839.2	(1)%

(a)	Changes were calculated from unrounded amounts.

(b)	Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on a composite income tax rate of approximately 39%.

(c)	Includes other-than-temporary impairment losses, if any.

Supplemental Reporting of Non-GAAP Results of Operations
As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.7 billion at each of December 31, 2010 and 2009 and $3.4 billion at December 31, 2008. Included in such intangible assets was goodwill of $3.5 billion at each of December 31, 2010 and 2009 and $3.2 billion at December 31, 2008. Amortization of core deposit and other intangible assets, after tax effect, totaled $35 million, $39 million and $41 million during 2010, 2009 and 2008, respectively.
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
Net operating income aggregated $755 million in 2010, up 66% from $455 million in 2009. Diluted net operating earnings per common share in 2010 rose 65% to $5.84 from $3.54 in 2009. Net operating income and diluted net operating earnings per common share were $599 million and $5.39, respectively, during 2008.
Net operating income expressed as a rate of return on average tangible assets was 1.17% in 2010, compared with .71% in 2009 and .97% in 2008. Net operating return on average tangible common equity was 18.95% in 2010, compared with 13.42% and 19.63% in 2009 and 2008, respectively.
Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in table 2.

Table 2

RECONCILIATION OF GAAP TO NON-GAAP MEASURES

	2010	2009	2008

Income statement data
In thousands, except per share
Net income
Net income	$736,161	$379,891	$555,887
Amortization of core deposit and other intangible assets(a)	35,265	39,006	40,504
Merger-related gains(a)	(16,730)	(17,684)	—
Merger-related expenses(a)	469	54,163	2,160

Net operating income	$755,165	$455,376	$598,551

Earnings per common share
Diluted earnings per common share	$5.69	$2.89	$5.01
Amortization of core deposit and other intangible assets(a)	.29	.34	.36
Merger-related gains(a)	(.14)	(.15)	—
Merger-related expenses(a)	—	.46	.02

Diluted net operating earnings per common share	$5.84	$3.54	$5.39

Other expense
Other expense	$1,914,837	$1,980,563	$1,726,996
Amortization of core deposit and other intangible assets	(58,103)	(64,255)	(66,646)
Merger-related expenses	(771)	(89,157)	(3,547)

Noninterest operating expense	$1,855,963	$1,827,151	$1,656,803

Merger-related expenses
Salaries and employee benefits	$7	$10,030	$62
Equipment and net occupancy	44	2,975	49
Printing, postage and supplies	74	3,677	367
Other costs of operations	646	72,475	3,069

Total	$771	$89,157	$3,547

Balance sheet data
In millions
Average assets
Average assets	$68,380	$67,472	$65,132
Goodwill	(3,525)	(3,393)	(3,193)
Core deposit and other intangible assets	(153)	(191)	(214)
Deferred taxes	29	33	30

Average tangible assets	$64,731	$63,921	$61,755

Average common equity
Average total equity	$8,103	$7,282	$6,437
Preferred stock	(736)	(666)	(14)

Average common equity	7,367	6,616	6,423
Goodwill	(3,525)	(3,393)	(3,193)
Core deposit and other intangible assets	(153)	(191)	(214)
Deferred taxes	29	33	30

Average tangible common equity	$3,718	$3,065	$3,046

At end of year
Total assets
Total assets	$68,021	$68,880	$65,816
Goodwill	(3,525)	(3,525)	(3,192)
Core deposit and other intangible assets	(126)	(182)	(183)
Deferred taxes	23	35	23

Total tangible assets	$64,393	$65,208	$62,464

Total common equity
Total equity	$8,358	$7,753	$6,785
Preferred stock	(741)	(730)	(568)
Undeclared dividends — preferred stock	(6)	(6)	—

Common equity, net of undeclared preferred dividends	7,611	7,017	6,217
Goodwill	(3,525)	(3,525)	(3,192)
Core deposit and other intangible assets	(126)	(182)	(183)
Deferred taxes	23	35	23

Total tangible common equity	$3,983	$3,345	$2,865

(a)	After any related tax effect.

Net Interest Income/Lending and Funding Activities
Reflecting a 35 basis point widening of the net interest margin, taxable-equivalent net interest income rose 10% to $2.29 billion in 2010 from $2.08 billion in 2009. The Company’s net interest margin increased to 3.84% in 2010 from 3.49% in 2009, predominantly the result of lower interest rates paid on deposits and borrowings. Average earning assets were $59.7 billion in 2010, compared with $59.6 billion in 2009. As compared with 2009, a slight increase in average outstanding balances of loans and leases was offset by a decline in average outstanding balances of investment securities.
Average loans and leases were $51.3 billion in 2010, up 1% from $51.0 billion in 2009. The full-year impact of the loans obtained in the Provident and Bradford acquisition transactions was offset by sluggish borrower demand for commercial loans. Average commercial loans and leases declined 6% to $13.1 billion in 2010 from $13.9 billion in 2009. Commercial real estate loans averaged $20.7 billion in 2010, up 3% from $20.1 billion in 2009. Average residential real estate loans increased 8% to $5.7 billion in 2010 from $5.3 billion in 2009, largely due to the impact of adopting the previously noted new accounting rules on January 1, 2010. The Company’s consumer loan portfolio averaged $11.7 billion in each of 2010 and 2009.
Net interest income expressed on a taxable-equivalent basis aggregated $2.08 billion in 2009, up 6% from $1.96 billion in 2008, the result of growth in average earning assets and a widening of the Company’s net interest margin. Average earning assets totaled $59.6 billion in 2009, up 3% from $58.0 billion in 2008. Growth in average loan and lease balances outstanding, which rose 4% to $51.0 billion in 2009 from $48.8 billion in 2008, was partially offset by a decline in average investment securities, which decreased 6% to $8.4 billion in 2009 from $9.0 billion in 2008. The growth in average loans in 2009 was predominantly the result of loans obtained in the Provident and Bradford transactions of $4.0 billion on May 23, 2009 and $302 million on August 28, 2009, respectively. In total, the acquired loans consisted of approximately $700 million of commercial loans, $1.8 billion of commercial real estate loans, $400 million of residential real estate loans and $1.4 billion of consumer loans. Including the impact of acquired loan balances, commercial loans and leases averaged $13.9 billion in 2009, up slightly from $13.8 billion in 2008; average commercial real estate loans increased 9% to $20.1 billion in 2009 from $18.4 billion in 2008; average residential real estate loans declined 3% to $5.3 billion in 2009 from $5.5 billion in 2008; and consumer loans averaged $11.7 billion in 2009, 5% higher than $11.2 billion in 2008. The improvement in the net interest margin, which widened 11 basis points to 3.49% in 2009 from 3.38% in 2008, was largely the result of lower interest rates paid on deposits and borrowings.

Table 3

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2010			2009			2008			2007			2006
	Average		Average	Average		Average	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Average balance in millions; interest in thousands)

Assets
Earning assets
Loans and leases, net of unearned discount(a)
Commercial, financial, etc.	$13,092	$521,747	3.99%	13,855	524,609	3.79%	13,802	723,851	5.24%	12,177	871,743	7.16%	11,319	802,451	7.09%
Real estate — commercial	20,714	974,047	4.70	20,085	894,691	4.45	18,428	1,072,178	5.82	15,748	1,157,156	7.35	15,096	1,104,518	7.32
Real estate — consumer	5,746	303,262	5.28	5,297	288,474	5.45	5,465	329,574	6.03	6,015	384,101	6.39	5,015	319,858	6.38
Consumer	11,745	613,479	5.22	11,722	636,074	5.43	11,150	716,678	6.43	10,190	757,876	7.44	10,003	712,484	7.12

Total loans and leases, net	51,297	2,412,535	4.70	50,959	2,343,848	4.60	48,845	2,842,281	5.82	44,130	3,170,876	7.19	41,433	2,939,311	7.09

Interest-bearing deposits at banks	102	88	.09	50	34	.07	10	109	1.07	9	300	3.36	12	372	3.01
Federal funds sold and agreements to resell securities	221	446	.20	52	129	.25	109	2,071	1.91	432	23,835	5.52	81	5,597	6.91
Trading account	94	789	.84	87	640	.74	79	1,546	1.95	62	744	1.20	90	2,446	2.71
Investment securities(b)
U.S. Treasury and federal agencies	4,483	191,677	4.28	3,805	182,163	4.79	3,740	181,098	4.84	2,274	100,611	4.42	2,884	121,669	4.22
Obligations of states and political subdivisions	266	15,107	5.67	221	13,143	5.94	136	9,243	6.79	119	8,619	7.23	157	10,223	6.53
Other	3,269	133,176	4.07	4,377	207,069	4.73	5,097	263,104	5.16	4,925	260,661	5.29	4,995	254,142	5.09

Total investment securities	8,018	339,960	4.24	8,403	402,375	4.79	8,973	453,445	5.05	7,318	369,891	5.05	8,036	386,034	4.80

Total earning assets	59,732	2,753,818	4.61	59,551	2,747,026	4.61	58,016	3,299,452	5.69	51,951	3,565,646	6.86	49,652	3,333,760	6.71

Allowance for credit losses	(906)			(864)			(791)			(677)			(646)
Cash and due from banks	1,099			1,121			1,224			1,271			1,346
Other assets	8,455			7,664			6,683			6,000			5,487

Total assets	$68,380			67,472			65,132			58,545			55,839

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$601	850	.14	543	1,122	.21	502	2,894	.58	461	4,638	1.01	435	3,461	.79
Savings deposits	26,190	85,226	.33	22,832	112,550	.49	18,170	248,083	1.37	14,985	250,313	1.67	14,401	201,543	1.40
Time deposits	6,583	100,241	1.52	8,782	206,220	2.35	9,583	330,389	3.45	10,597	496,378	4.68	12,420	551,514	4.44
Deposits at Cayman Islands office	953	1,368	.14	1,665	2,391	.14	3,986	84,483	2.12	4,185	207,990	4.97	3,610	178,348	4.94

Total interest-bearing deposits	34,327	187,685	.55	33,822	322,283	.95	32,241	665,849	2.07	30,228	959,319	3.17	30,866	934,866	3.03

Short-term borrowings	1,854	3,006	.16	2,911	7,129	.24	6,086	142,627	2.34	5,386	274,079	5.09	4,530	227,850	5.03
Long-term borrowings	9,169	271,578	2.96	11,092	340,037	3.07	11,605	529,319	4.56	8,428	461,178	5.47	6,013	333,836	5.55

Total interest-bearing liabilities	45,350	462,269	1.02	47,825	669,449	1.40	49,932	1,337,795	2.68	44,042	1,694,576	3.85	41,409	1,496,552	3.61

Noninterest-bearing deposits	13,709			11,054			7,674			7,400			7,555
Other liabilities	1,218			1,311			1,089			856			834

Total liabilities	60,277			60,190			58,695			52,298			49,798

Shareholders’ equity	8,103			7,282			6,437			6,247			6,041

Total liabilities and shareholders’ equity	$68,380			67,472			65,132			58,545			55,839

Net interest spread			3.59			3.21			3.01			3.01			3.10
Contribution of interest-free funds			.25			.28			.37			.59			.60

Net interest income/margin on earning assets		$2,291,549	3.84%		2,077,577	3.49%		1,961,657	3.38%		1,871,070	3.60%		1,837,208	3.70%

(a)	Includes nonaccrual loans.

(b)	Includes available-for-sale investment securities at amortized cost.

Table 4 summarizes average loans and leases outstanding in 2010 and percentage changes in the major components of the portfolio over the past two years.

Table 4

AVERAGE LOANS AND LEASES
(Net of unearned discount)

		Percent Increase
		(Decrease) from
	2010	2009 to 2010	2008 to 2009
	(In millions)

Commercial, financial, etc	$13,092	(6)%	—%
Real estate — commercial	20,714	3	9
Real estate — consumer	5,746	8	(3)
Consumer
Automobile	2,801	(11)	(11)
Home equity lines	5,845	8	21
Home equity loans	871	(13)	(6)
Other	2,228	3	6

Total consumer	11,745	—	5

Total	$51,297	1%	4%

Commercial loans and leases, excluding loans secured by real estate, aggregated $13.4 billion at December 31, 2010, representing 26% of total loans and leases. Table 5 presents information on commercial loans and leases as of December 31, 2010 relating to geographic area, size, borrower industry and whether the loans are secured by collateral or unsecured. Of the $13.4 billion of commercial loans and leases outstanding at the end of 2010, approximately $11.4 billion, or 85%, were secured, while 46%, 24% and 18% were granted to businesses in New York State, Pennsylvania and the Mid-Atlantic area (which includes Maryland, Delaware, Virginia, West Virginia and the District of Columbia), respectively. The Company provides financing for leases to commercial customers, primarily for equipment. Commercial leases included in total commercial loans and leases at December 31, 2010 aggregated $1.4 billion, of which 44% were secured by collateral located in New York State, 16% were secured by collateral in the Mid-Atlantic area and another 10% were secured by collateral in Pennsylvania.

Table 5

COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT
(Excludes Loans Secured by Real Estate)

December 31, 2010

	New York	Pennsylvania	Mid-Atlantic	Other	Total	Percent of Total
	(Dollars in millions)

Manufacturing	$1,150	$672	$337	$215	$2,374	18%
Services	817	371	613	187	1,988	15
Automobile dealerships	836	457	102	399	1,794	13
Wholesale	666	271	300	81	1,318	10
Real estate investors	637	136	135	59	967	7
Transportation, communications, utilities	211	248	84	282	825	6
Public administration	293	239	110	83	725	6
Financial and insurance	251	173	195	72	691	5
Health services	400	92	105	88	685	5
Construction	263	197	135	23	618	5
Retail	256	188	75	60	579	4
Agriculture, forestry, fishing, mining, etc.	75	72	9	24	180	1
Other	337	134	163	13	647	5

Total	$6,192	$3,250	$2,363	$1,586	$13,391	100%

Percent of total	46%	24%	18%	12%	100%

Percent of dollars outstanding
Secured	79%	77%	72%	56%	75%
Unsecured	11	19	19	17	15
Leases	10	4	9	27	10

Total	100%	100%	100%	100%	100%

Percent of dollars outstanding by size of loan
Less than $1 million	30%	24%	33%	14%	27%
$1 million to $5 million	27	30	24	28	28
$5 million to $10 million	15	18	17	26	17
$10 million to $20 million	15	15	14	21	16
$20 million to $30 million	6	6	9	4	6
$30 million to $50 million	5	1	3	7	4
$50 million to $70 million	2	6	—	—	2

Total	100%	100%	100%	100%	100%

International loans included in commercial loans and leases totaled $105 million and $55 million at December 31, 2010 and 2009, respectively. The increase in such loans was due to $61 million of loans at M&T Bank’s commercial branch in Ontario, Canada, which opened in the second quarter of 2010. The Company participates in the insurance and guarantee programs of the Export-Import Bank of the United States. These programs provide U.S. government repayment coverage of 90% to 100% on loans supporting foreign borrowers’ purchases of U.S. goods and services and coverage of 90% on loans to U.S. exporters of goods and services to foreign buyers. The loans generally range up to $10 million. The outstanding balances of loans under those programs at December 31, 2010 and 2009 were $32 million and $43 million, respectively.
Loans secured by real estate, including outstanding balances of home equity loans and lines of credit which the Company classifies as consumer loans, represented approximately 65% of the loan and lease portfolio during 2010, compared with 62% in 2009 and 60% in 2008. At December 31, 2010, the Company held approximately $21.2 billion of commercial real estate loans, $5.9 billion of consumer real estate loans secured by one-to-four family residential properties (including $341 million of loans held for sale) and $6.6 billion of outstanding balances of home equity loans and lines of credit, compared with $20.9 billion, $5.5 billion and $6.8 billion, respectively, at December 31, 2009. Loans obtained in the 2009 Provident and Bradford acquisition transactions included $1.8 billion of commercial real estate loans, $400 million of consumer real estate loans secured by one-to-four family residential properties and $1.1 billion of outstanding home equity loans and lines of credit. Included in total loans and leases were amounts due from builders and developers of residential real estate aggregating $1.4 billion and $1.7 billion at December 31, 2010 and 2009, respectively, of which $1.35 billion and $1.6 billion, respectively, were classified as commercial real estate loans.
Commercial real estate loans originated by the Company include fixed-rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity, in many cases five years after origination. For borrowers in good standing, the terms of such loans may be extended by the customer for an additional five years at the then current market rate of interest. The Company also originates fixed-rate commercial real estate loans with maturities of greater than five years, generally having original maturity terms of approximately seven to ten years, and adjustable-rate commercial real estate loans. Excluding construction and development loans made to investors, adjustable-rate commercial real estate loans represented approximately 51% of the commercial real estate loan portfolio as of December 31, 2010. Table 6 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2010. New York City metropolitan area commercial real estate loans totaled $7.3 billion at the 2010 year-end. The $6.1 billion of investor-owned commercial real estate loans in the New York City metropolitan area were largely secured by multifamily residential properties, retail space, and office space. The Company’s experience has been that office, retail and service-related properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multifamily residential properties. Approximately 49% of the aggregate dollar amount of New York City-area loans were for loans with outstanding balances of $10 million or less, while loans of more than $50 million made up approximately 14% of the total.

Table 6

COMMERCIAL REAL ESTATE LOANS, NET OF UNEARNED DISCOUNT

December 31, 2010

	Metropolitan	Other
	New York	New York		Mid-			Percent of
	City	State	Pennsylvania	Atlantic	Other	Total	Total
	(Dollars in millions)

Investor-owned
Permanent finance by property type
Retail	$2,216	$346	$243	$507	$412	$3,724	17%
Office	984	680	246	412	150	2,472	12
Apartments/Multifamily	1,252	252	137	153	242	2,036	10
Hotel	597	251	250	143	62	1,303	6
Industrial/Warehouse	199	151	150	166	98	764	4
Health facilities	35	175	60	75	37	382	2
Other	211	39	60	135	13	458	2

Total permanent	5,494	1,894	1,146	1,591	1,014	11,139	53%

Construction/Development
Commercial
Construction	355	283	352	888	106	1,984	9%
Land/Land development	112	16	55	238	41	462	2
Residential builder and developer
Construction	100	20	108	224	112	564	3
Land/Land development	65	65	71	474	113	788	4

Total construction/development	632	384	586	1,824	372	3,798	18%

Total investor-owned	6,126	2,278	1,732	3,415	1,386	14,937	71%

Owner-occupied by industry(a)
Health services	552	345	173	370	204	1,644	8%
Other services	181	374	242	413	7	1,217	6
Retail	121	197	195	183	4	700	3
Real estate investors	111	237	87	137	12	584	3
Manufacturing	68	203	120	111	3	505	2
Automobile dealerships	37	152	128	45	79	441	2
Wholesale	41	65	126	121	19	372	2
Other	111	207	197	245	23	783	3

Total owner-occupied	1,222	1,780	1,268	1,625	351	6,246	29%

Total commercial real estate	$7,348	$4,058	$3,000	$5,040	$1,737	$21,183	100%

Percent of total	35%	19%	14%	24%	8%	100%

Percent of dollars outstanding by size of loan
Less than $1 million	6%	26%	27%	18%	10%	16%
$1 million to $5 million	25	38	35	32	19	31
$5 million to $10 million	18	16	15	18	17	17
$10 million to $30 million	30	15	20	23	27	24
$30 million to $50 million	7	3	1	8	17	6
$50 million to $100 million	10	2	2	1	10	5
Greater than $100 million	4	—	—	—	—	1

Total	100%	100%	100%	100%	100%	100%

(a)	Includes approximately $450 million of construction loans.

Commercial real estate loans secured by properties located in other parts of New York State, Pennsylvania and the Mid-Atlantic area tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business (owner-occupied). Approximately 80% of the aggregate dollar amount of commercial real estate loans in New York State secured by properties located outside of the metropolitan New York City area were for loans with outstanding balances of $10 million or less. Of the outstanding balances of commercial real estate loans in Pennsylvania and the Mid-Atlantic area, approximately 77% and 68%, respectively, were for loans with outstanding balances of $10 million or less.
Commercial real estate loans secured by properties located outside of Pennsylvania, the Mid-Atlantic area, New York State and areas of states neighboring New York considered to be part of the New York City metropolitan area, comprised 8% of total commercial real estate loans as of December 31, 2010.
Commercial real estate construction and development loans made to investors presented in table 6 totaled $3.8 billion at December 31, 2010, or 7% of total loans and leases. Approximately 96% of those construction loans had adjustable interest rates. Included in such loans at December 31, 2010 were $1.35 billion of loans to developers of residential real estate properties. Information about the credit performance of the Company’s loans to builders and developers of residential real estate properties is included herein under the heading “Provision For Credit Losses.” The remainder of the commercial real estate construction loan portfolio was comprised of loans made for various purposes, including the construction of office buildings, multifamily residential housing, retail space and other commercial development.
M&T Realty Capital Corporation, a commercial real estate lending subsidiary of M&T Bank, participates in the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, pursuant to which commercial real estate loans are originated in accordance with terms and conditions specified by Fannie Mae and sold. Under this program, loans are sold with partial credit recourse to M&T Realty Capital Corporation. The amount of recourse is generally limited to one-third of any credit loss incurred by the purchaser on an individual loan, although in some cases the recourse amount is less than one-third of the outstanding principal balance. At December 31, 2010 and 2009, approximately $1.6 billion and $1.3 billion, respectively, of commercial real estate loan balances serviced for others had been sold with recourse. There have been no material losses incurred as a result of those recourse arrangements. Commercial real estate loans held for sale at December 31, 2010 and 2009 aggregated $204 million and $123 million, respectively. At December 31, 2010 and 2009, commercial real estate loans serviced for other investors by the Company were $8.1 billion and $7.1 billion, respectively. Those serviced loans are not included in the Company’s consolidated balance sheet.
Real estate loans secured by one-to-four family residential properties were $5.9 billion at December 31, 2010, including approximately 39% secured by properties located in New York State, 13% secured by properties located in Pennsylvania and 21% secured by properties located in the Mid-Atlantic area. At December 31, 2010, $341 million of residential real estate loans were held for sale, compared with $530 million at December 31, 2009. The Company’s portfolio of Alt-A loans held for investment at December 31, 2010 totaled $648 million, compared with $789 million at December 31, 2009. Loans to individuals to finance the construction of one-to-four family residential properties totaled $71 million at December 31, 2010, or approximately .1% of total loans and leases, compared with $76 million or .1% at December 31, 2009. Information about the credit performance of the Company’s Alt-A mortgage loans and other residential mortgage loans is included herein under the heading “Provision For Credit Losses.”
Consumer loans comprised approximately 23% of the average loan portfolio during each of 2010 and 2009. The two largest components of the consumer loan portfolio are outstanding balances of home equity lines of credit and automobile loans. Average balances of home equity lines of credit outstanding represented approximately 11% of average loans outstanding in each of 2010 and 2009. Automobile loans represented approximately 5% and 6% of the Company’s average loan portfolio during 2010 and 2009, respectively. No other consumer loan product represented more than 4% of average loans outstanding in 2010. Approximately 44% of home equity lines of credit outstanding at December 31, 2010 were secured by properties in New York State, and 19% and 35% were secured by properties in Pennsylvania and the Mid-Atlantic area, respectively. Average outstanding balances on home equity lines of credit were approximately $5.8 billion and $5.4 billion in 2010 and 2009, respectively. At December 31, 2010, 35% and 26% of the automobile loan portfolio were to customers residing in New York State and Pennsylvania, respectively. Although automobile loans have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. Outstanding automobile loan balances declined to $2.7 billion at December 31, 2010 from $2.9 billion at December 31, 2009.
Table 7 presents the composition of the Company’s loan and lease portfolio at the end of 2010, including outstanding balances to businesses and consumers in New York State, Pennsylvania, the Mid-Atlantic area and other states. Approximately 47% of total loans and leases at December 31, 2010 were to New York State customers, while 18% and 23% were to Pennsylvania and the Mid-Atlantic area customers, respectively.

Table 7

LOANS AND LEASES, NET OF UNEARNED DISCOUNT

December 31, 2010

		Percent of Dollars Outstanding
		New York
	Outstandings	State	Pennsylvania	Mid-Atlantic	Other
	(In millions)

Real estate
Residential	$5,928	39%	13%	21%	27%
Commercial	21,183	54 (a)	14	24	8

Total real estate	27,111	51%	14%	23%	12%

Commercial, financial, etc.	11,989	46%	26%	18%	10%
Consumer
Home equity lines	5,796	44%	19%	35%	2%
Home equity loans	761	16	38	42	4
Automobile	2,685	35	26	15	24
Other secured or guaranteed	1,966	35	13	12	40
Other unsecured	280	44	29	23	4

Total consumer	11,488	39%	21%	26%	14%

Total loans	50,588	46%	19%	23%	12%

Commercial leases	1,402	44%	10%	16%	30%

Total loans and leases	$51,990	47%	18%	23%	12%

(a)	Includes loans secured by properties located in neighboring states generally considered to be within commuting distance of New York City.

Balances of investment securities averaged $8.0 billion in 2010, compared with $8.4 billion and $9.0 billion in 2009 and 2008, respectively. The decrease in such balances from 2009 to 2010 largely reflects maturities and paydowns of mortgage-backed securities, maturities of federal agency notes and the impact of adopting the new accounting rules on January 1, 2010 as already noted, partially offset by purchases of mortgage-backed securities issued by Fannie Mae and Freddie Mac during the first half of 2010, aggregating approximately $1.3 billion. The decline in average investment securities balances during 2009 as compared with 2008 largely reflects paydowns of mortgage-backed securities, partially offset by the investment securities obtained in the Provident transaction and the impact of a first quarter 2009 residential real estate loan securitization. The Company securitized approximately $141 million of residential real estate loans in a guaranteed mortgage securitization with Fannie Mae. During June and July 2008, the Company securitized approximately $875 million of residential real estate loans in guaranteed mortgage securitizations with Fannie Mae. The Company recognized no gain or loss on the 2009 and 2008 securitizations because it retained all of the resulting securities.

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
During the third quarter of 2008, the Company purchased a $142 million AAA-rated private placement mortgage-backed security that had been securitized by Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”). Bayview Financial is a privately-held company and is the majority investor of Bayview Lending Group, LLC (“BLG”), a commercial mortgage lender in which M&T invested $300 million during 2007. Upon purchase, the mortgage-backed security was placed in the Company’s held-to-maturity portfolio, as management determined that it had the intent and ability to hold the security to maturity. Management subsequently reconsidered whether certain other similar mortgage-backed securities previously purchased from Bayview Financial and held in the Company’s available-for-sale portfolio should more appropriately be in the held-to-maturity portfolio. Concluding that it had the intent and ability to hold those securities to maturity as well, the Company transferred CMOs having a fair value of $298 million and a cost basis of $385 million from its available-for-sale investment securities portfolio to the held-to-maturity portfolio during the third quarter of 2008.
The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” Other-than-temporary impairment charges of $86 million (pre-tax) were recognized during 2010. Approximately $68 million of those charges related to privately issued CMOs backed by residential and commercial real estate loans, $6 million related to CDOs backed by trust preferred securities issued by financial institutions and $12 million related to American Depositary Shares (“ADSs”) of AIB. The AIB ADSs were obtained in the 2003 acquisition of a subsidiary of AIB and are held to satisfy options to purchase such shares granted by that subsidiary to certain employees. Factors contributing to the impairment charge included mounting credit and other losses incurred by AIB, the issuance of AIB common stock in lieu of dividend payments on certain preferred stock issuances held by the Irish government resulting in significant dilution of AIB common shareholders, and public announcements by Irish government officials suggesting that increased government support, which could further dilute AIB common shareholders, may be necessary. Other-than-temporary impairment charges of $138 million (pre-tax) were recognized during 2009 related to certain privately issued CMOs and CDOs held in the Company’s available-for-sale investment securities portfolio. Specifically, $130 million of such impairment charges related to privately issued CMOs and CDOs backed by residential real estate loans and $8 million related to CDOs backed by trust preferred securities of financial institutions. During the third quarter of 2008, the Company recognized an other-than-temporary impairment charge of $153 million related to its holdings of preferred stock of Fannie Mae and Freddie Mac. Additional other-than-temporary impairment charges of $29 million were recognized in 2008 on CMOs backed by option adjustable rate residential mortgage loans (“ARMs”) and CDOs backed by trust preferred securities of financial institutions. Poor economic conditions, high unemployment and depressed real estate values are significant factors contributing to the recognition of the other-than-temporary impairment charges related to CMOs and CDOs. Based on management’s assessment of future cash flows associated with individual investment securities, as of December 31, 2010, the Company concluded that the remaining declines associated with the rest of the investment securities portfolio were temporary in nature. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 20 of Notes to Financial Statements.
Other earning assets include interest-earning deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $417 million in 2010, $189 million in 2009 and $198 million in 2008. Reflected in those balances were purchases of investment securities under agreements to resell, which averaged $214 million, $41 million and $96 million during 2010, 2009 and 2008, respectively. The higher level of resell agreements in 2010 as compared with 2009 and 2008 was due, in part, to the need to fulfill collateral requirements associated with certain municipal deposits. Agreements to resell securities, of which there were none outstanding at the 2010 and 2009 year-ends, are accounted for similar to collateralized loans, with changes in market value of the collateral monitored by the Company to ensure sufficient coverage. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.
The most significant source of funding for the Company is core deposits. During 2010 and prior years, the Company considered noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and domestic time deposits under $100,000 as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, N.A. were also included in core deposits. Average core deposits totaled $43.6 billion in 2010, up from $39.1 billion in 2009 and $31.7 billion in 2008. The K Bank acquisition transaction added $491 million of core deposits on November 5, 2010, while the acquisition transactions in 2009 added $3.8 billion of core deposits on the respective acquisition dates. Average core deposits of M&T Bank, N.A. were $217 million in 2010, $337 million in 2009 and $274 million in 2008. Excluding deposits obtained in the acquisition transactions, the growth in core deposits from 2008 to 2009 and from 2009 to 2010 was due, in part, to the lack of attractive alternative investments available to the Company’s customers resulting from lower interest rates and from the economic environment in the U.S. The low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have increased. Funding provided by core deposits represented 73% of average earning assets in 2010, compared with 66% and 55% in 2009 and 2008, respectively. Table 8 summarizes average core deposits in 2010 and percentage changes in the components of such deposits over the past two years.

Table 8

AVERAGE CORE DEPOSITS

		Percentage Increase
		(Decrease) from
	2010	2009 to 2010	2008 to 2009
	(In millions)

NOW accounts	$581	10%	6%
Savings deposits	25,027	13	23
Time deposits under $100,000	4,278	(21)	(4)
Noninterest-bearing deposits	13,709	24	44

Total	$43,595	12%	23%

A provision of the Dodd-Frank Act permanently increased the maximum amount of FDIC deposit insurance for financial institutions to $250,000 per depositor. That maximum was $100,000 per depositor until 2009, when it was raised to $250,000 temporarily through December 31, 2013. As a result of the permanently increased deposit insurance coverage, effective December 31, 2010 the Company considers time deposits under $250,000 as core deposits. That change added $1.0 billion to core deposits, which aggregated $45.9 billion at December 31, 2010, but did not have an effect on average core deposits for 2010. As previously defined, core deposits totaled $43.1 billion at December 31, 2009.
Additional funding sources for the Company included domestic time deposits of $100,000 or more, deposits originated through the Company’s Cayman Islands branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $1.7 billion in 2010, compared with $2.6 billion in each of 2009 and 2008. Cayman Islands branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $1.0 billion in 2010, $1.7 billion in

2009 and $4.0 billion in 2008. Average brokered time deposits totaled $642 million in 2010, compared with $822 million in 2009 and $1.4 billion in 2008, and at December 31, 2010 and 2009 totaled $485 million and $868 million, respectively. The Company also had brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged $1.2 billion, $757 million and $218 million in 2010, 2009 and 2008, respectively. The significant increases in such average brokered deposit balances since 2008 reflect continued uncertain economic markets and the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits were fully insured. Cayman Islands branch deposits and brokered deposits have been used by the Company as alternatives to short-term borrowings. Additional amounts of Cayman Islands branch deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.
The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve and others as sources of funding. Average short-term borrowings were $1.9 billion in 2010, $2.9 billion in 2009 and $6.1 billion in 2008. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, which averaged $1.7 billion, $1.8 billion and $4.5 billion in 2010, 2009 and 2008, respectively. Overnight federal funds borrowings represented the largest component of average short-term borrowings and were obtained from a wide variety of banks and other financial institutions. Overnight federal funds borrowings totaled $826 million at December 31, 2010 and $2.1 billion at December 31, 2009. Average short-term borrowings during 2010, 2009 and 2008 included $31 million, $688 million and $682 million, respectively, of borrowings from the Federal Home Loan Bank (“FHLB”) of New York and the FHLB of Atlanta. Also included in average short-term borrowings in 2009 and 2008 were secured borrowings with the Federal Reserve through their Term Auction Facility (“TAF”). Borrowings under the TAF averaged $268 million and $238 million during 2009 and 2008, respectively. There were no outstanding borrowings under the TAF at either December 31, 2010 or 2009. The need for short-term borrowings from the FHLBs and the Federal Reserve Bank of New York has diminished with the continued growth in the Company’s core deposits. Also included in average short-term borrowings in 2008 was a $500 million revolving asset-backed structured borrowing secured by automobile loans that was paid off during late-2008. The average balance of that borrowing was $463 million in 2008.
Long-term borrowings averaged $9.2 billion in 2010, $11.1 billion in 2009 and $11.6 billion in 2008. Included in average long-term borrowings were amounts borrowed from FHLBs of $4.2 billion in 2010, $6.1 billion in 2009 and $6.7 billion in 2008, and subordinated capital notes of $1.8 billion in 2010 and $1.9 billion in each of 2009 and 2008. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of December 31, 2010, swap agreements were used to hedge approximately $900 million of fixed rate subordinated notes. Further information on interest rate swap agreements is provided in note 18 of Notes to Financial Statements. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.2 billion in 2010 and $1.1 billion in each of 2009 and 2008. Additional information regarding junior subordinated debentures, as well as information regarding contractual maturities of long-term borrowings, is provided in note 9 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.6 billion during 2010, 2009 and 2008. The agreements, which were entered into due to favorable rates available, have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.
Changes in the composition of the Company’s earning assets and interest-bearing liabilities as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.59% in 2010, compared with 3.21% in 2009. The yield on the Company’s earning assets was 4.61% in each of 2010 and 2009, while the rate paid on interest-bearing liabilities declined 38 basis points to 1.02% in 2010 from 1.40% in 2009. The yield on earning assets during 2009 was 108 basis points lower than 5.69% in 2008, while the rate paid on interest-bearing liabilities decreased 128 basis points from 2.68% in 2008. The improvement in spread in 2010 as compared with 2009 was due predominantly to lower average rates paid on deposits. The improvement in spread from 2008 to 2009 reflected lower rates paid on deposits and borrowings. Those lower rates reflected the impact of the sluggish economy and the Federal Reserve’s monetary policies on both short-term and long-term interest rates. In addition, the Federal Open Market Committee noted in December 2010 that economic conditions, including low rates of resource utilization, subdued inflation trends, and stable inflation expectations, were likely to warrant exceptionally low levels for the federal funds rate for an extended period of time. At December 31, 2010 and 2009, the Federal Reserve’s target range for the overnight federal funds rate was 0% to .25%.
Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $14.4 billion in 2010, compared with $11.7 billion in 2009 and $8.1 billion in 2008. The significant increases in average net interest-free funds in 2010 and 2009 were largely the result of higher balances of noninterest-bearing deposits, which averaged $13.7 billion in 2010, $11.1 billion in 2009, and $7.7 billion in 2008. In connection with the Provident and Bradford transactions, the Company added noninterest-bearing deposits totaling $946 million at the respective 2009 acquisition dates. Goodwill and core deposit and other intangible assets averaged $3.7 billion in 2010, $3.6 billion in 2009, and $3.4 billion in 2008. The cash surrender value of bank owned life insurance averaged $1.5 billion in 2010, $1.4 billion in 2009 and $1.2 billion in 2008. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .25% in 2010, .28% in 2009 and .37% in 2008. The decline in the contribution to net interest margin ascribed to net interest-free funds in 2010 as compared with 2009 and in 2009 as compared with 2008 resulted largely from the impact of lower interest rates on interest-bearing liabilities used to value such contribution.
Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.84% in 2010, compared with 3.49% in 2009 and 3.38% in 2008. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.
Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $900 million and $1.1 billion at December 31, 2010 and 2009, respectively. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount of the agreements at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings and, to a lesser extent at December 31, 2009, certain fixed rate time deposits. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.
In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized in 2010, 2009 and 2008 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $97 million at December 31, 2010 and $54 million at December 31, 2009. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of December 31, 2010 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $55 million of collateral with the Company. Additional information about swap agreements and the items being hedged is included in note 18 of Notes to Financial Statements. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in table 9.

Table 9

INTEREST RATE SWAP AGREEMENTS

	Year Ended December 31
	2010		2009		2008
	Amount	Rate(a)	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)

Increase (decrease) in:
Interest income	$—	—%	$—	—%	$—	—%
Interest expense	(41,885)	(.09)	(38,208)	(.08)	(15,857)	(.03)

Net interest income/margin	$41,885	.07%	$38,208	.07%	$15,857	.03%

Average notional amount	$1,012,786		$1,079,625		$1,269,017
Rate received(b)		6.27%		6.32%		6.12%
Rate paid(b)		2.14%		2.78%		4.87%

(a)	Computed as a percentage of average earning assets or interest-bearing liabilities.

(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during year.

Provision for Credit Losses
The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses was $368 million in 2010, compared with $604 million in 2009 and $412 million in 2008. Net loan charge-offs aggregated $346 million in 2010, $514 million in 2009 and $383 million in 2008. Net loan charge-offs as a percentage of average loans outstanding were .67% in 2010, compared with 1.01% in 2009 and .78% in 2008. While the Company experienced improvement in its credit quality metrics during 2010, the levels of the provision subsequent to 2007 have been higher than historical levels, reflecting a pronounced downturn in the U.S. economy and significant deterioration in the residential real estate market that began in early-2007. Declining real estate valuations and high levels of delinquencies and charge-offs significantly affected the quality of the Company’s residential real estate-related loan portfolios. Specifically, the Company’s Alt-A residential real estate loan portfolio and its residential real estate builder and developer loan portfolio experienced the majority of the credit problems related to the turmoil in the residential real estate marketplace. The Company also experienced higher levels of commercial and consumer loan charge-offs over the past three years due to, among other things, higher unemployment levels and the recessionary economy. A summary of the Company’s loan charge-offs, provision and allowance for credit losses is presented in table 10 and in note 5 of Notes to Financial Statements.

Table 10

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

	2010	2009	2008	2007	2006
	(Dollars in thousands)

Allowance for credit losses beginning balance	$878,022	$787,904	$759,439	$649,948	$637,663
Charge-offs during year
Commercial, financial, leasing, etc.	91,650	180,119	102,092	32,206	23,949
Real estate — construction	86,603	127,728	105,940	3,830	—
Real estate — mortgage	108,500	95,109	73,485	23,552	6,406
Consumer	125,593	153,506	139,138	86,710	65,251

Total charge-offs	412,346	556,462	420,655	146,298	95,606

Recoveries during year
Commercial, financial, leasing, etc.	26,621	7,999	8,587	8,366	4,119
Real estate — construction	4,975	2,623	369	—	—
Real estate — mortgage	10,954	6,917	4,069	1,934	1,784
Consumer	23,963	25,041	24,620	22,243	21,988

Total recoveries	66,513	42,580	37,645	32,543	27,891

Net charge-offs	345,833	513,882	383,010	113,755	67,715
Provision for credit losses	368,000	604,000	412,000	192,000	80,000
Allowance for credit losses acquired during the year	—	—	—	32,668	—
Allowance related to loans sold or securitized	—	—	(525)	(1,422)	—
Consolidation of loan securitization trusts	2,752	—	—	—	—

Allowance for credit losses ending balance	$902,941	$878,022	$787,904	$759,439	$649,948

Net charge-offs as a percent of:
Provision for credit losses	93.98%	85.08%	92.96%	59.25%	84.64%
Average loans and leases, net of unearned discount	.67%	1.01%	.78%	.26%	.16%
Allowance for credit losses as a percent of loans and leases, net of unearned discount, at year-end:
Legacy loans	1.82%	1.83%	1.61%	1.58%	1.51%
Total loans	1.74%	1.69%	1.61%	1.58%	1.51%

Loans acquired in connection with the 2010 and 2009 acquisition transactions were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at current interest rates. The excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans.

Nonaccrual loans totaled $1.24 billion or 2.38% of outstanding loans and leases at December 31, 2010, compared with $1.33 billion or 2.56% at December 31, 2009 and $755 million or 1.54% at December 31, 2008. The decline in nonaccrual loans at the end of 2010 as compared with December 31, 2009 was largely attributable to the impact of charge-offs, individually significant payments made in 2010 by a borrower that operates retirement communities and by a borrower that is a consumer finance and credit insurance company, and the transfer to real estate and other foreclosed assets of $98 million of collateral related to a commercial real estate loan that was placed in nonaccrual status during the fourth quarter of 2009. Those reductions were partially offset by additional loans being transferred to nonaccrual status. In particular, in the fourth quarter of 2010 such transfers included an $80 million relationship with a residential builder and developer and $66 million of commercial construction loans to an owner/operator of retirement and assisted living facilities. Major factors contributing to the rise in nonaccrual loans from December 31, 2008 to the 2009 year-end were a $209 million increase in commercial loans and leases and a $319 million increase in commercial real estate loans, including a $113 million rise in loans to builders and developers of residential real estate. The continuing turbulence in the residential real estate marketplace has resulted in depressed real estate values and high levels of delinquencies, both for loans to consumers and loans to builders and developers of residential real estate. The sluggish U.S. economy has resulted in generally higher levels of nonaccrual loans than historically experienced by the Company.
Accruing loans past due 90 days or more were $270 million or .52% of total loans and leases at December 31, 2010, compared with $208 million or .40% at December 31, 2009 and $159 million or .32% at December 31, 2008. Those loans included loans guaranteed by government-related entities of $214 million, $193 million and $114 million at December 31, 2010, 2009 and 2008, respectively. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $191 million at December 31, 2010, $176 million at December 31, 2009 and $108 million at December 31, 2008. Loans past due 90 days or more and accruing interest that were guaranteed by government-related entities also included foreign commercial and industrial loans supported by the Export-Import Bank of the United States that totaled $11 million at December 31, 2010, $13 million at December 31, 2009 and $5 million at December 31, 2008. A summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in table 11.

Table 11

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

December 31	2010	2009	2008	2007	2006
	(Dollars in thousands)

Nonaccrual loans	$1,239,194	$1,331,702	$755,397	$431,282	$209,272
Real estate and other foreclosed assets	220,049	94,604	99,617	40,175	12,141

Total nonperforming assets	$1,459,243	$1,426,306	$855,014	$471,457	$221,413

Accruing loans past due 90 days or more(a)	$269,593	$208,080	$158,991	$77,319	$111,307

Renegotiated loans	$233,342	$212,548	$91,575	$15,884	$14,956

Government guaranteed loans included in totals above:
Nonaccrual loans	$56,787	$38,579	$32,506	$19,125	$17,586
Accruing loans past due 90 days or more	214,111	193,495	114,183	72,705	76,622
Purchased impaired loans(b):
Outstanding customer balance	$219,477	$172,772	—	—	—
Carrying amount	97,019	88,170	—	—	—
Nonaccrual loans to total loans and leases, net of unearned discount	2.38%	2.56%	1.54%	.90%	.49%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	2.79%	2.74%	1.74%	.98%	.52%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.52%	.40%	.32%	.16%	.26%

(a)	Predominately residential mortgage loans.

(b)	Accruing loans that were impaired at acquisition date and recorded at fair value.

Loans obtained in the 2010 and 2009 acquisition transactions that were impaired at the date of acquisition were recorded at estimated fair value and are generally delinquent in payments, but, in accordance with GAAP the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $97 million at December 31, 2010, or approximately .2% of total loans.
In an effort to assist borrowers, the Company modified the terms of select loans secured by residential real estate, largely from the Company’s portfolio of Alt-A loans. Included in loans outstanding at December 31, 2010 were $308 million of such modified loans, of which $117 million were classified as nonaccrual. The remaining modified loans have demonstrated payment capability consistent with the modified terms and, accordingly, were classified as renegotiated loans and were accruing interest at the 2010 year-end. Loan modifications included such actions as the extension of loan maturity dates (generally from thirty to forty years) and the lowering of interest rates and monthly payments. The objective of the modifications was to increase loan repayments by customers and thereby reduce net charge-offs. In accordance with GAAP, the modified loans are included in impaired loans for purposes of determining the level of the allowance for credit losses. Modified residential real estate loans totaled $292 million at December 31, 2009, of which $108 million were in nonaccrual status. The Company has not generally granted loan modifications that involved a reduction of loan principal balance.
Net charge-offs of commercial loans and leases totaled $65 million in 2010, $172 million in 2009 and $94 million in 2008. The higher charge-offs experienced during 2009 were largely the result of a few individually significant charge-offs in that year, including a $45 million partial charge-off of an unsecured loan to a single customer in the commercial real estate sector and a $42 million partial charge-off of a relationship with an operator of retirement communities. Commercial loans and leases in nonaccrual status were $187 million at December 31, 2010, $322 million at December 31, 2009 and $114 million at

December 31, 2008. The decline from December 31, 2009 to the 2010 year-end reflects $62 million of payments related to a single borrower that operates retirement communities and the payoffs of a $37 million loan to a consumer finance and credit insurance company and a $36 million loan to a borrower in the commercial real estate sector. The rise in nonaccrual commercial loans from the 2008 year-end to December 31, 2009 reflects the impact of general economic conditions on borrowers’ abilities to repay loans. Specifically contributing to that increase were the additions of the relationship to a borrower that operates retirement communities ($41 million), a $37 million loan to a consumer finance and credit insurance company, the loan to a borrower in the commercial real estate sector ($36 million) and a $22 million loan to a business in the health care sector.
Net charge-offs of commercial real estate loans during 2010, 2009 and 2008 were $118 million, $121 million and $112 million, respectively. Reflected in 2010’s charge-offs were $71 million of loans to residential real estate builders and developers, compared with $92 million in 2009 and $100 million in 2008. Commercial real estate loans classified as nonaccrual totaled $682 million at December 31, 2010, compared with $638 million at December 31, 2009 and $319 million at December 31, 2008. The increase in such loans in 2010 reflects a $40 million rise in nonperforming loans to homebuilders and developers and the addition of $66 million of construction loans to an owner/operator of retirement and assisted living facilities. Those factors were partially offset by the removal from this category of a loan collateralized by real estate in New York City that was initially placed on nonaccrual status in the fourth quarter of 2009. Following a $7 million charge-off, the remaining $98 million of that loan’s carrying value was transferred to “Real Estate and Other Foreclosed Assets” in the second quarter of 2010. Contributing to the rise in commercial real estate loans in nonaccrual status from December 31, 2008 to the 2009 year-end were an increase of $113 million in such loans to residential homebuilders and developers and the loan collateralized by real estate in New York City ($104 million). At December 31, 2010 and 2009, loans to residential homebuilders and developers classified as nonaccrual aggregated $362 million and $322 million, respectively, compared with $209 million at December 31, 2008. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the year ended December 31, 2010 is presented in table 12.

Table 12

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

				Year Ended
	December 31, 2010			December 31, 2010
		Nonaccrual		Net Charge-offs (Recoveries)
			Percent of		Percent of Average
	Outstanding		Outstanding		Outstanding
	Balances(a)	Balances	Balances	Balances	Balances
	(Dollars in thousands)

New York	$250,045	$30,600	12.24%	$15,713	4.84%
Pennsylvania	192,793	95,808	49.70	7,387	3.14
Mid-Atlantic	732,011	178,166	24.34	30,364	3.90
Other	229,736	57,703	25.12	17,542	7.60

Total	$1,404,585	$362,277	25.79%	$71,006	4.53%

(a)	Includes approximately $53 million of loans not secured by real estate, of which approximately $16 million are in nonaccrual status.

Residential real estate loans charged off, net of recoveries, were $61 million in 2010, $92 million in 2009 and $63 million in 2008. Nonaccrual residential real estate loans at the end of 2010 totaled $279 million, compared with $281 million and $256 million at December 31, 2009 and 2008, respectively. Depressed real estate values and high levels of delinquencies have contributed to the higher than historical levels of residential real estate loans classified as nonaccrual at the three most recent year-ends and to the elevated levels of charge-offs, largely in the Company’s Alt-A portfolio. Net charge-offs of Alt-

A loans were $34 million in 2010, $52 million in 2009 and $44 million in 2008. Nonaccrual Alt-A loans aggregated $106 million at December 31, 2010, compared with $112 million and $125 million at December 31, 2009 and 2008, respectively. Residential real estate loans past due 90 days or more and accruing interest totaled $192 million, $178 million and $108 million at December 31, 2010, 2009 and 2008, respectively. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the year ended December 31, 2010 is presented in table 13.
Net charge-offs of consumer loans during 2010 were $102 million, representing .87% of average consumer loans and leases outstanding, compared with $129 million or 1.10% in 2009 and $114 million or 1.03% in 2008. Automobile loans represented the most significant category of consumer loan charge-offs during the past three years. Net charge-offs of automobile loans were $32 million during 2010, $56 million during 2009 and $51 million during 2008. Consumer loan charge-offs also included recreational vehicle loans of $23 million, $25 million and $21 million during 2010, 2009 and 2008, respectively, and home equity loans and lines of credit secured by one-to-four family residential properties of $31 million during each of 2010 and 2008, and $39 million during 2009. Nonaccrual consumer loans were $91 million at each of December 31, 2010 and 2009, representing .79% and .75%, respectively, of outstanding consumer loans, compared with $66 million or .60% at December 31, 2008. Included in nonaccrual consumer loans and leases at the 2010, 2009 and 2008 year-ends were: indirect automobile loans of $32 million, $39 million and $21 million, respectively; recreational vehicle loans of $13 million, $15 million and $14 million; and outstanding balances of home equity loans and lines of credit, including second lien, Alt-A loans, of $43 million, $33 million and $29 million, respectively. At the 2010, 2009 and 2008 year-ends, consumer loans and leases delinquent 30-89 days totaled $120 million, $141 million and $118 million, respectively, or 1.04%, 1.17%, and 1.07% of outstanding consumer loans. Consumer loans past due 90 days or more and accruing interest totaled $4 million at each of December 31, 2010 and December 31, 2009 and $1 million at December 31, 2008. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the year ended December 31, 2010 is presented in table 13.

Table 13

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Year Ended
				December 31, 2010
	December 31, 2010			Net Charge-offs
		Nonaccrual			Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)

Residential mortgages
New York	$2,208,737	$45,132	2.04%	$4,140	0.20%
Pennsylvania	760,965	18,437	2.42	2,052	0.29
Mid-Atlantic	1,118,568	40,753	3.64	8,244	0.78
Other	1,144,347	62,625	5.47	9,204	0.81

Total	$5,232,617	$166,947	3.19%	$23,640	0.48%

Residential construction loans
New York	$9,161	$555	6.06%	$54	0.48%
Pennsylvania	3,178	871	27.41	167	3.35
Mid-Atlantic	19,587	204	1.04	620	10.20
Other	39,134	4,152	10.61	2,798	6.46

Total	$71,060	$5,782	8.14%	$3,639	5.54%

Alt-A first mortgages
New York	$93,564	$13,602	14.54%	$2,047	2.02%
Pennsylvania	23,136	3,192	13.80	1,110	4.11
Mid-Atlantic	114,930	16,960	14.76	4,142	3.27
Other	392,749	72,715	18.51	26,365	6.03

Total	$624,379	$106,469	17.05%	$33,664	4.86%

Alt-A junior lien
New York	$2,894	$—	—%	$316	10.16%
Pennsylvania	694	35	5.04	360	38.78
Mid-Atlantic	4,592	305	6.64	374	7.41
Other	15,261	1,323	8.67	3,316	18.75

Total	$23,441	$1,663	7.09%	$4,366	16.31%

First lien home equity loans
New York	$34,551	$268	0.78%	$6	0.02%
Pennsylvania	196,054	2,541	1.30	288	0.13
Mid-Atlantic	153,176	2,140	1.40	45	0.03
Other	1,113	136	12.22	—	—

Total	$384,894	$5,085	1.32%	$339	0.08%

First lien home equity lines
New York	$861,365	$2,111	0.25%	$329	0.04%
Pennsylvania	559,886	1,132	0.20	295	0.06
Mid-Atlantic	534,220	1,083	0.20	479	0.09
Other	12,973	367	2.83	—	—

Total	$1,968,444	$4,693	0.24%	$1,103	0.06%

Junior lien home equity loans
New York	$86,268	$940	1.09%	$876	0.86%
Pennsylvania	91,960	771	0.84	127	0.12
Mid-Atlantic	157,298	3,431	2.18	1,065	0.60
Other	16,901	1,152	6.82	457	2.89

Total	$352,427	$6,294	1.79%	$2,525	0.62%

Junior lien home equity lines
New York	$1,698,111	$14,822	0.87%	$11,978	0.71%
Pennsylvania	573,125	1,273	0.22	1,519	0.25
Mid-Atlantic	1,479,394	6,981	0.47	7,325	0.47
Other	76,515	2,244	2.93	2,001	2.55

Total	$3,827,145	$25,320	0.66%	$22,823	0.58%

Information about past due and nonaccrual loans as of December 31, 2010 is also included in note 4 of Notes to Financial Statements.
Management regularly assesses the adequacy of the allowance for credit losses by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and assessing the adequacy of the Company’s allowance for such losses as of each reporting date. Factors also considered by management when performing its assessment, in addition to general economic conditions and the other factors described above, included, but were not limited to: (i) the impact of declining residential real estate values in the Company’s portfolio of loans to residential real estate builders and developers; (ii) the repayment performance associated with the Company’s portfolio of Alt-A residential mortgage loans; (iii) the concentrations of commercial real estate loans in the Company’s loan portfolio; (iv) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; and (v) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types. The level of the allowance is adjusted based on the results of management’s analysis.
Management cautiously and conservatively evaluated the allowance for credit losses as of December 31, 2010 in light of: (i) residential real estate values and the level of delinquencies of residential real estate loans; (ii) the sluggish economic conditions in many of the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company. Considerable concerns exist about economic conditions in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment; the impact of economic conditions on businesses’ operations and abilities to repay loans; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued uncertainty about possible responses to state and local government budget deficits. Although the U.S. economy experienced recession and weak economic conditions during recent years, the impact of those conditions was not as pronounced on borrowers in the traditionally slower growth or stagnant regions of upstate New York and central Pennsylvania. Approximately one-half of the Company’s loans are to customers in upstate New York and Pennsylvania. Home prices in upstate New York and central Pennsylvania were largely unchanged in 2009 and 2010, in contrast to declines in values in many other regions of the country. Therefore, despite the conditions, as previously described, the most severe credit issues experienced by the Company have been centered around residential real estate, including loans to builders and developers of residential real estate, in areas other than New York State and Pennsylvania. In response, the Company has conducted detailed reviews of all loans to residential real estate builders and developers that exceeded $2.5 million. Those credit reviews often resulted in commencement of intensified collection efforts, including foreclosure. During 2009 and 2010, the Company also experienced increases in nonaccrual commercial real estate loans, in part due to builders and developers of residential real estate. The Company utilizes an extensive loan grading system which is applied to all commercial and commercial real estate loans. On a quarterly basis, the Company’s loan review department reviews commercial loans and commercial real estate loans that are classified as “Special Mention” or worse. Meetings are held with loan officers and their managers, workout specialists and Senior Management to discuss each of the relationships. Borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “Special Mention,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company expanded its collections and loan work-out staff and further refined its loss identification and estimation techniques by reference to loan performance and house price depreciation data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties.
Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, generally, but also residential and commercial real estate valuations, in particular, given the size of the Company’s real estate loan portfolios. Reflecting the factors and conditions as described herein, the Company has experienced historically high levels of nonaccrual loans and net charge-offs of residential real estate-related loans, including first and second lien Alt-A mortgage loans and loans to builders and developers of residential real estate. The Company has also experienced higher than historical levels of nonaccrual commercial real estate loans in 2009 and 2010. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, and general economic conditions affecting consumers.
In ascertaining the adequacy of the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases. In quantifying incurred losses, the Company considers the factors and uses the techniques described herein. For purposes of determining the level of the allowance for credit losses, the Company segments its loan and lease portfolio by loan type. The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan by loan analysis of commercial loans and commercial real estate loans in nonaccrual status. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. Except for consumer loans and leases and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more and has been placed in nonaccrual status. Those impaired loans are evaluated for specific loss components. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Loans less than 90 days delinquent are deemed to have a minimal delay in payment and are generally not considered to be impaired.

The inherent base level loss components of the Company’s allowance for credit losses are generally determined by applying loss factors to specific loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. The Company utilizes an extensive loan grading system which is applied to all commercial and commercial real estate credits. Loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also extensively monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards. Loan balances utilized in the inherent base level loss component computations exclude loans and leases for which specific allocations are maintained. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, financial condition, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. In assessing the overall adequacy of the allowance for credit losses, management also gives consideration to such factors as customer, industry and geographic concentrations as well as national and local economic conditions including: (i) the comparatively poorer economic conditions and unfavorable business climate in many market regions served by the Company, specifically upstate New York and central Pennsylvania, that result in such regions generally experiencing significantly poorer economic growth and vitality as compared with much of the rest of the country; (ii) portfolio concentrations regarding loan type, collateral type and geographic location; and (iii) additional risk associated with the Company’s portfolio of consumer loans, in particular automobile loans and leases, which generally have higher rates of loss than other types of collateralized loans.
In evaluating collateral, the Company relies extensively on internally and externally prepared valuations. In recent years, valuations of residential real estate, which are usually based on sales of comparable properties, declined significantly in many regions across the United States. Commercial real estate valuations also refer to sales of comparable properties but oftentimes are based on calculations that utilize many assumptions and, as a result, can be highly subjective. Specifically, commercial real estate values can be significantly affected over relatively short periods of time by changes in business climate, economic conditions and interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Additionally, management is aware that there is oftentimes a delay in the recognition of credit quality changes in loans and, as a result, in changes to assigned loan grades due to time delays in the manifestation and reporting of underlying events that impact credit quality. Accordingly, loss estimates derived from the inherent base level loss component computation are adjusted for current national and local economic conditions and trends. Economic indicators in the most significant market regions served by the Company were weak, but stabilizing, during 2010, indicative of a sluggish economy. For example, during 2010, private sector employment declined in most market areas served by the Company. Such declines were generally similar to the national average decline of 0.5%. Private sector employment in 2010 declined 0.5% in upstate New York, 0.7% in areas of Pennsylvania served by the Company and 0.3% in Maryland, but increased by 0.4% in Greater Washington D.C. Private employment in areas of Pennsylvania served by the Company declined by 4.2% in 2009, while employment in the Maryland and Greater Washington D.C. regions fell by 4.0% and 2.9%, respectively, compared with the national average of a 5.2% decrease. In New York City, private sector employment increased by .2% in 2010, however, unemployment rates there remain elevated and are expected to continue at above historical levels during 2011. At the end of 2010 there remained significant concerns about the pace of national economic recovery from the recession, high unemployment, real estate valuations, high levels of consumer indebtedness, volatile energy prices and state and local government budget deficits. Those factors are expected to act as a significant drag on the national economy in 2011.
The specific loss components and the inherent base level loss components together comprise the total base level or “allocated” allowance for credit losses. Such allocated portion of the allowance represents management’s assessment of losses existing in specific larger balance loans that are reviewed in detail by management and pools of other loans that are not individually analyzed. In addition, the

Company has always provided an inherent unallocated portion of the allowance that is intended to recognize probable losses that are not otherwise identifiable. The inherent unallocated allowance includes management’s subjective determination of amounts necessary for such things as the possible use of imprecise estimates in determining the allocated portion of the allowance and other risks associated with the Company’s loan portfolio which may not be specifically allocable.
A comparative allocation of the allowance for credit losses for each of the past five year-ends is presented in table 14. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodology described herein. Variations in the allocation of the allowance by loan category as a percentage of those loans reflect changes in management’s estimate of specific loss components and inherent base level loss components, including the impact of delinquencies and nonaccrual loans. As described in note 5 of Notes to Financial Statements, loans considered impaired were $1.3 billion at each of December 31, 2010 and December 31, 2009. The allocated portion of the allowance for credit losses related to impaired loans totaled $214 million at December 31, 2010 and $244 million at December 31, 2009. The unallocated portion of the allowance for credit losses was equal to .13% of gross loans outstanding at each of December 31, 2010 and 2009. The declines in the unallocated portion of the allowance since 2007 reflect management’s continued refinement of its loss estimation techniques, which has increased the precision of its calculation of the allocated portion of the allowance for credit losses. However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management deliberately remained cautious and conservative in establishing the overall allowance for credit losses. Given the Company’s high concentration of real estate loans and considering the other factors already discussed herein, management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Furthermore, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category. Additional information about the allowance for credit losses is included in note 5 of Notes to Financial Statements.

Table 14

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

December 31	2010	2009	2008	2007	2006
	(Dollars in thousands)

Commercial, financial, leasing, etc.	$212,579	$219,170	$231,993	$216,833	$212,945
Real estate	486,913	451,352	340,588	283,127	221,747
Consumer	133,067	137,124	140,571	167,984	124,675
Unallocated	70,382	70,376	74,752	91,495	90,581

Total	$902,941	$878,022	$787,904	$759,439	$649,948

As a Percentage of Gross Loans and Leases Outstanding
Commercial, financial, leasing, etc.	1.56%	1.59%	1.59%	1.62%	1.79%
Real estate	1.79	1.70	1.43	1.20	1.04
Consumer	1.16	1.14	1.28	1.49	1.26

Management believes that the allowance for credit losses at December 31, 2010 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $903 million or 1.74% of total loans and leases at December 31, 2010, compared with $878 million or 1.69% at December 31, 2009 and $788 million or 1.61% at December 31, 2008. The ratio of the allowance to total loans and leases at December 31, 2010 reflects the impact of loans obtained in 2010 associated with the K Bank transaction and in 2009 from the Provident and Bradford acquisition transactions that have been recorded at estimated fair value based on estimated future cash flows expected to be received on those loans. Those cash flows reflect the impact of expected defaults on customer repayment performance. As a result, and as required by GAAP, there was no carry-over of the allowance for credit losses recorded by K Bank, Provident or Bradford. The allowance for credit losses at

December 31, 2010 related to the Company’s legacy loans (that is, total loans excluding loans acquired during 2010 in the K Bank transaction and during 2009 in the Provident and Bradford transactions) expressed as a percentage of such legacy loans was 1.82%, compared with 1.83% at December 31, 2009. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein and the Company’s loan charge-off policies. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolios also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance to nonaccrual loans at the end of 2010, 2009 and 2008 was 73%, 66% and 104%, respectively. Given the Company’s position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.
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

The scenario analyses resulted in an additional $79 million that could be identifiable under the assumptions for credit deterioration, whereas under the assumptions for credit improvement a $24 million reduction could occur. These examples are only a few of numerous reasonably possible scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses based on changes in assumptions and other factors.
Investor-owned commercial real estate loans secured by retail properties in the New York City metropolitan area represented 4% of loans outstanding at December 31, 2010. The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2010. Outstanding loans to foreign borrowers were $107 million at December 31, 2010, or .2% of total loans and leases.
Real estate and other foreclosed assets totaled to $220 million at December 31, 2010, compared with $95 million at December 31, 2009 and $100 million at December 31, 2008. The increase in 2010 resulted from the second quarter addition of $98 million of the previously discussed commercial real estate property located in New York City, and from higher residential real estate loan defaults and additions from residential real estate development projects. At December 31, 2010, exclusive of that $98 million commercial real estate property, 74% of the remaining $122 million of foreclosed assets were comprised of residential real estate-related properties.

Other Income
Other income totaled $1.11 billion in 2010, compared with $1.05 billion in 2009. Reflected in such income were net losses on investment securities (including other-than-temporary impairment losses), which totaled to $84 million in 2010 and $137 million in 2009. During 2010, other-than-temporary impairment charges of $86 million were recognized related to certain of the Company’s privately issued CMOs, CDOs and AIB ADSs. Similar charges of $138 million were recognized in 2009 related to certain of the Company’s privately issued CMOs and CDOs. Also, reflected in noninterest income were the $28 million gain recognized on the K Bank acquisition transaction in 2010 and the $29 million gain recognized on the Bradford acquisition transaction in 2009. Excluding gains and losses from bank investment securities and those acquisition-related gains, noninterest income was $1.16 billion in each of 2010 and 2009. Higher revenues in 2010 related to commercial mortgage banking, service charges on deposit accounts, credit-related fees and other revenues from operations were offset by lower revenues from residential mortgage banking, brokerage services and M&T’s trust business.
Other income in 2009 was 12% higher than the $939 million earned in 2008. As noted above, reflected in other income in 2009 were net losses from bank investment securities of $137 million, compared with net losses of $148 million in 2008 (including $182 million of other-than-temporary impairment losses). The impairment charges recognized in 2008 related to certain of the Company’s CMOs, CDOs and preferred stock holdings of Fannie Mae and Freddie Mac. Excluding the impact of securities gains and losses from both years and the $29 million gain associated with the Bradford acquisition transaction in 2009, other income of $1.16 billion in 2009 was 6% higher than $1.09 billion in 2008. Contributing to that improvement were higher mortgage banking revenues, service charges on deposit accounts obtained in the 2009 acquisition transactions and a smaller loss related to M&T’s equity in the operations of BLG. Partially offsetting those factors were declines in trust and brokerage services income.
Mortgage banking revenues were $185 million in 2010, $208 million in 2009 and $156 million in 2008. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.
Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $127 million in 2010, $166 million in 2009 and $117 million in 2008. The decline in such revenues in 2010 from 2009 reflects the impact of lower origination volumes, the Company’s decision to retain for portfolio a higher proportion of originated loans rather than selling them, and increased costs associated with obligations to repurchase certain mortgage loans previously sold. The higher revenues in 2009 as compared with 2008 were attributable to significantly higher origination activity, due largely to refinancing of loans by consumers in response to relatively low interest rates, and wider margins associated with that activity.
New commitments to originate residential mortgage loans to be sold were approximately $4.1 billion in 2010, compared with $6.1 billion in 2009 and $4.8 billion in 2008. Similarly, closed residential mortgage loans originated for sale to other investors totaled approximately $4.2 billion in 2010, $6.2 billion in 2009 and $4.4 billion in 2008. Realized gains from sales of residential mortgage loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase mortgage loans originated for sale) and recognized net unrealized gains or losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $43 million in 2010, compared with gains of $79 million in 2009 and $31 million in 2008.
The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. Since early 2007 when the Company recognized a $6 million charge related to declines in market values of previously sold residential real estate loans that the Company could have been required to repurchase, the Company has regularly reduced residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. During 2010 the Company received increased requests from loan purchasers for reimbursement. The Company has considered those requests in assessing the estimated impact on the Company’s consolidated financial statements. Residential mortgage banking revenues during 2010, 2009 and 2008 were reduced by approximately $30 million, $10 million and $4 million, respectively, related to the actual or anticipated settlement of repurchase obligations from loan purchasers.
Loans held for sale that are secured by residential real estate totaled $341 million and $530 million at December 31, 2010 and 2009, respectively. Commitments to sell residential mortgage loans and commitments to originate residential mortgage loans for sale at pre-determined rates were $458 million and $162 million, respectively, at December 31, 2010, $936 million and $631 million, respectively, at December 31, 2009 and $898 million and $871 million, respectively, at December 31, 2008. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $11 million and $15 million at December 31, 2010 and 2009, respectively, and $6 million at December 31, 2008. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in a net decrease in revenue of $5 million in 2010 and net increases in revenue of $9 million and $13 million in 2009 and 2008, respectively.
Late in the third quarter of 2010, the Company began to originate certain residential real estate loans to be held in its loan portfolio, rather than continuing to sell such loans. The loans conform to Fannie Mae and Freddie Mac underwriting guidelines. Retaining these residential real estate loans is expected to largely offset the impact of the declining investment securities portfolio resulting from maturities and pay-downs of residential mortgage-backed securities while providing high quality assets earning a reasonable yield. That decision resulted in a reduction of residential mortgage banking revenues of approximately $11 million in 2010.
Revenues from servicing residential mortgage loans for others were $80 million in 2010, compared with $82 million in 2009 and $81 million in 2008. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans totaling $27 million in 2010 and $29 million in each of 2009 and 2008. Residential mortgage loans serviced for others aggregated $21.1 billion at December 31, 2010, $21.4 billion a year earlier and $21.3 billion at December 31, 2008, including the small balance commercial mortgage loans noted above of approximately $5.2 billion, $5.5 billion and $5.9 billion at December 31, 2010, 2009 and 2008, respectively. Capitalized residential mortgage loan servicing assets, net of any applicable valuation allowance for possible impairment, totaled $118 million at December 31, 2010, compared with $141 million and $143 million at December 31, 2009 and 2008, respectively. The valuation allowance for possible impairment of capitalized residential mortgage servicing assets totaled $50 thousand and $22 million at the 2009 and 2008 year-ends, respectively. There was no similar valuation allowance at December 31, 2010. Included in capitalized residential mortgage servicing assets were purchased servicing rights associated with the small balance commercial mortgage loans noted above of $26 million, $40 million and $58 million at December 31, 2010, 2009 and 2008, respectively. Servicing rights for the small balance commercial mortgage loans were purchased from BLG or its affiliates. In addition, at December 31, 2010 capitalized servicing rights included $9 million of servicing rights for $3.6 billion of residential real estate loans that were purchased from affiliates of BLG. Additional information about the Company’s relationship with BLG and its affiliates is provided in note 25 of Notes to Financial Statements. Additional information about the Company’s capitalized residential mortgage loan servicing assets, including information about the calculation of estimated fair value, is presented in note 7 of Notes to Financial Statements.
Commercial mortgage banking revenues totaled $58 million in 2010, $42 million in 2009 and $39 million in 2008. Revenues from loan origination and sales activities were $40 million in 2010 and $27 million in each of 2009 and 2008. The higher revenues in 2010 reflected higher loan origination volumes. As compared with 2008, improved margins in 2009 were offset by a decline in loan origination volume. Commercial mortgage loans originated for sale to other investors totaled approximately

$1.6 billion in 2010, compared with $1.1 billion in 2009 and $1.4 billion in 2008. Loan servicing revenues totaled $18 million in 2010, $15 million in 2009 and $12 million in 2008. Capitalized commercial mortgage loan servicing assets aggregated $43 million at December 31, 2010, $33 million at December 31, 2009 and $26 million at December 31, 2008. Commercial mortgage loans serviced for other investors totaled $8.1 billion, $7.1 billion and $6.4 billion at December 31, 2010, 2009 and 2008, respectively, and included $1.6 billion, $1.3 billion and $1.2 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $276 million and $73 million, respectively, at December 31, 2010, $303 million and $180 million, respectively, at December 31, 2009 and $408 million and $252 million, respectively, at December 31, 2008. Commercial mortgage loans held for sale totaled $204 million, $123 million and $156 million at December 31, 2010, 2009 and 2008, respectively.
Service charges on deposit accounts rose 2% to $478 million in 2010 from $469 million in 2009. That improvement resulted largely from the full-year impact of 2009 acquisition transactions and increased debit card fees resulting from higher transaction volumes. Those positive factors were partially offset by the impact of new regulations that went into effect during the third quarter of 2010. The Federal Reserve and other bank regulators have adopted regulations requiring expanded disclosure of overdraft and other fees assessed to consumers and have issued guidance that requires consumers to elect to be subject to fees for certain deposit account transactions which began on July 1, 2010 for new customers and on August 15, 2010 for pre-existing customers. The Company engaged in an outreach program to customers, particularly those who are frequent users of overdraft services, to ensure they understood such services and to allow them the opportunity to continue to receive those services. Nevertheless, the Company estimates that these regulations resulted in a reduction of service charges on deposit accounts in 2010 of approximately $35 million and expects that the full-year 2011 impact of the regulations on such revenues will be approximately $65 million to $80 million. Deposit account service charges in 2008 were $431 million. The 9% increase in those revenues in 2009 as compared with 2008 was predominately due to the impact of the Provident acquisition in May 2009. As part of the Dodd-Frank Act, the Federal Reserve has proposed new regulations related to debit card interchange rates that would also have a significant negative impact on revenues earned by financial institutions on debit card transactions. It is difficult to know what the final regulations will require and when they will become effective and, accordingly, the Company cannot estimate the impact that such regulations will have on its results of operations.
Trust income includes fees for trust and custody services provided to personal, corporate and institutional customers, and investment management and advisory fees that are often based on a percentage of the market value of assets under management. Trust income declined 5% to $123 million in 2010 from $129 million in 2009. During 2008, trust income totaled $156 million. Contributing to the lower levels of such income in 2010 and 2009 as compared with 2008 were the impact of lower balances in proprietary mutual funds and the impact of fee waivers by the Company in order to pay customers a yield on their investments in proprietary money-market mutual funds. Those waived fees were approximately $18 million in 2010 and $10 million in 2009. Waived fees in 2008 were not significant. Total trust assets, which include assets under management and assets under administration, aggregated $113.4 billion at December 31, 2010, compared with $111.6 billion at December 31, 2009. Trust assets under management were $13.2 billion and $13.8 billion at December 31, 2010 and 2009, respectively. The Company’s proprietary mutual funds, the MTB Group of Funds, had assets of $7.7 billion and $7.9 billion at December 31, 2010 and 2009, respectively.
Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, aggregated $50 million in 2010, $58 million in 2009 and $64 million in 2008. The decline in such revenues in 2010 as compared with 2009 was attributable to lower sales of annuity products. The decrease in revenues in 2009 as compared with the previous year was largely attributable to lower sales of mutual fund and annuity products. Trading account and foreign exchange activity resulted in gains of $27 million in 2010, $23 million in 2009 and $18 million in 2008. The rise in gains from 2009 to 2010 was due to higher new volumes of interest rate swap agreement transactions executed on behalf of commercial customers. The higher revenues in 2009 as compared with 2008 were due to increases in market values of trading assets held in connection with deferred compensation plans. The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 18 of Notes to Financial Statements and herein under the heading “Liquidity, Market Risk, and Interest Rate Sensitivity.” Trading account revenues related to interest rate and foreign exchange contracts totaled $16 million in 2010, compared with $10 million in 2009 and $21 million in 2008. Those fluctuations related predominantly to changes in new volumes of interest rate swap agreement transactions executed on behalf of commercial customers. Trading account assets held in connection with deferred compensation plans were $35 million and $36 million at December 31, 2010 and 2009, respectively. Trading account revenues resulting from net increases or decreases in the market values of such assets were $3 million and $4 million in 2010 and 2009, respectively, compared with losses of $12 million in 2008. A largely offsetting impact on expenses resulting from corresponding increases or decreases in liabilities related to deferred compensation is included in “other costs of operations.”
Including other-than-temporary impairment losses, the Company recognized net losses on investment securities of $84 million during 2010, compared with $137 million and $148 million in 2009 and 2008, respectively. Other-than-temporary impairment charges of $86 million, $138 million and $182 million were recorded in 2010, 2009 and 2008, respectively. The Company recognized impairment charges during 2010 of $68 million related to certain privately issued CMOs backed by residential and commercial real estate loans, $6 million related to CDOs backed by trust preferred securities issued by financial institutions and other entities, and a $12 million write-down of AIB ADSs. The AIB ADSs were obtained in a prior acquisition of a subsidiary of AIB and are held to satisfy options to purchase such shares granted by that subsidiary to certain of its employees. During 2009, the Company recognized impairment charges on certain privately issued CMOs backed by residential real estate loans of $128 million and CDOs backed by trust preferred securities of $10 million. The impairment charges recognized in 2008 included write-downs of $153 million related to preferred stock issuances of Fannie Mae and Freddie Mac and $29 million related to CMOs and CDOs in the investment securities portfolio, and were partially offset by a gain of $33 million related to the mandatory redemption of common shares of Visa during the first quarter of that year. Each reporting period the Company reviews its impaired investment securities for other-than-temporary impairment. For equity securities, such as the Company’s holding of AIB ADSs and its investment in the preferred stock of Fannie Mae and Freddie Mac, the Company considers various factors to determine if the decline in value is other than temporary, including the duration and extent of the decline in value, the factors contributing to the decline in fair value, including the financial condition of the issuer as well as the conditions of the industry in which it operates, and the prospects for a recovery in fair value of the equity security. For debt securities, the Company analyzes the creditworthiness of the issuer or reviews the credit performance of the underlying collateral supporting the bond. For debt securities backed by pools of loans, such as privately issued mortgage-backed securities, the Company estimates the cash flows of the underlying loan collateral using forward-looking assumptions of default rates, loss severities and prepayment speeds. Estimated collateral cash flows are then utilized to estimate bond-specific cash flows to determine the ultimate collectibility of the bond. If the present value of the cash flows indicates that the Company should not expect to recover the entire amortized cost basis of a bond or if the Company intends to sell the bond or it more likely than not will be required to sell the bond before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized. If an other-than-temporary impairment loss is deemed to have occurred, the investment security’s cost basis is adjusted, as appropriate for the circumstances. Additional information about other-than-temporary impairment losses is included herein under the heading “Capital”.
M&T’s share of the operating losses of BLG was $26 million in each of 2010 and 2009, compared with $37 million in 2008. The operating losses of BLG in those years resulted from the disruptions in the privately issued mortgage-backed securities market and higher provisions for losses associated with securitized loans and other loans held by BLG, and costs associated with severance and certain lease terminations incurred by BLG as it downsized its operations. Despite the credit and liquidity disruptions that began in 2007, BLG had been successfully securitizing and selling significant volumes of small-balance commercial real estate loans until the first quarter of 2008. In response to the illiquidity in the marketplace since that time, BLG reduced its originations activities, scaled back its workforce and made use of its contingent liquidity sources. As a result of past securitization activities, BLG is entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings. In assessing M&T’s investment in BLG for other-than-temporary impairment at December 31, 2010, the Company projected no further commercial mortgage origination and securitization activities by BLG. With respect to mortgage assets held by BLG and its affiliates, M&T estimated future cash flows from those assets using various assumptions for future defaults and loss severities to arrive at an expected amount of cash flows that could be available to distribute to M&T. As of December 31, 2010, the weighted-average assumption of projected default percentage on the underlying mortgage loan collateral supporting those mortgage assets was 31% and the weighted-average loss severity assumption was 66%. Lastly, M&T considered different scenarios of projected cash flows that could be generated by the asset management and servicing operations of BLG’s affiliates. M&T is contractually entitled to participate in distributions from those affiliates. Such estimates were derived from company-provided forecasts of financial results and through discussions with their senior management with respect to longer-term projections of growth in assets under management and asset servicing portfolios. M&T then discounted the various projections using discount rates that ranged from 8% to 17%. Upon evaluation of those results, management concluded that M&T’s investment in BLG was not other-than-temporarily impaired at December 31, 2010. Nevertheless, if BLG is not able to realize sufficient cash flows for the benefit of M&T, the Company may be required to recognize an other-than-temporary impairment charge in a future period for some portion of the $220 million book value of its investment in BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 25 of Notes to Financial Statements.
Other revenues from operations totaled $355 million in 2010, compared with $325 million in 2009 and $300 million in 2008. Contributing to the 9% improvement from 2009 to 2010 were a $12 million rise in letter of credit and other credit-related fees and increases in merchant discount and credit card fees, underwriting and investment advisory fees, and other miscellaneous fees and revenues. Reflected in other revenues from operations in 2010 and 2009 were merger-related gains of $28 million and $29 million, respectively, related to the K Bank and Bradford transactions. The improvement from 2008 to 2009 reflects the $29 million Bradford-related gain recognized in 2009 offset, in part, by modest declines in other miscellaneous fees and revenues.
Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $112 million, $100 million and $97 million in 2010, 2009 and 2008, respectively. The rise in such fees from 2009 to 2010 was due largely to higher income from providing letter of credit and loan syndication services. Tax-exempt income earned from bank owned life insurance aggregated $50 million in 2010 and $49 million in each of 2009 and 2008. Such income includes increases in cash surrender value of life insurance policies and benefits received. Revenues from merchant discount and credit card fees were $46 million in 2010 and $40 million in each of 2009 and 2008. The increased revenues in 2010 were largely attributable to higher transaction volumes related to merchant activity and usage of the Company’s commercial credit card product. Insurance-related sales commissions and other revenues totaled $40 million in 2010, $42 million in 2009 and $31 million in 2008. Automated teller machine usage fees aggregated $18 million in 2010, $19 million in 2009 and $17 million in 2008.

Other Expense
Other expense aggregated $1.91 billion in 2010, compared with $1.98 billion in 2009 and $1.73 billion in 2008. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $58 million, $64 million and $67 million in 2010, 2009 and 2008, respectively, and merger-related expenses of $771 thousand in 2010, $89 million in

2009 and $4 million in 2008. Exclusive of those nonoperating expenses, noninterest operating expenses were $1.86 billion in 2010, up 2% from $1.83 billion in 2009. That increase was largely attributable to higher costs for professional services, advertising and promotion, occupancy expenses related to the acquired operations of Provident, and a $22 million reduction of the allowance for impairment of capitalized residential mortgage servicing rights in 2009. There was no change to that impairment allowance for the year ended December 31, 2010. Reflected in noninterest operating expenses in 2010 was the full-year impact of the acquired operations of Provident and Bradford. Partially offsetting the higher costs in 2010 were declines in expenses related to foreclosed real estate properties and FDIC assessments. Noninterest operating expenses were $1.66 billion in 2008. The most significant factors for the rise in operating expenses from 2008 to 2009 were costs associated with the acquired operations of Provident and Bradford, a $90 million increase in FDIC assessments (including approximately $9 million relating to deposits from Provident and Bradford) and higher foreclosure-related expenses. The impact of those increases was mitigated by a reversal of the valuation allowance for capitalized residential mortgage servicing rights of $22 million in 2009, as compared with an addition to that valuation allowance of $16 million in 2008.
Salaries and employee benefits expense totaled $1.00 billion in each of 2010 and 2009, compared with $957 million in 2008. Increased incentive compensation costs and the full-year impact of the 2009 acquisition transactions in 2010 were largely offset by a $10 million decline in merger-related salaries and employee benefits expenses that consisted predominantly of severance expense for Provident employees. The higher expense levels in 2009 as compared with 2008 reflect the impact of the 2009 acquisition transactions. Also contributing to the increased expenses in 2009 were higher costs for providing medical and pension benefits. Stock-based compensation totaled $54 million in each of 2010 and 2009, and $50 million in 2008. The number of full-time equivalent employees was 12,802 at December 31, 2010, compared with 13,639 and 12,978 at December 31, 2009 and 2008, respectively.
The Company provides pension and other postretirement benefits (including a retirement savings plan) for its employees. Expenses related to such benefits totaled $66 million in 2010, $60 million in 2009 and $52 million in 2008. The Company sponsors both defined benefit and defined contribution pension plans. Pension benefit expense for those plans was $38 million in 2010, $32 million in 2009 and $23 million in 2008. Included in those amounts are $14 million in 2010, $11 million in 2009 and $10 million in 2008 for a defined contribution pension plan that the Company began on January 1, 2006. The determination of pension expense and the recognition of net pension assets and liabilities for defined benefit pension plans requires management to make various assumptions that can significantly impact the actuarial calculations related thereto. Those assumptions include the expected long-term rate of return on plan assets, the rate of increase in future compensation levels and the discount rate. Changes in any of those assumptions will impact the Company’s pension expense. The expected long-term rate of return assumption is determined by taking into consideration asset allocations, historical returns on the types of assets held and current economic factors. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. The discount rate used by the Company to determine the present value of the Company’s future benefit obligations reflects specific market yields for a hypothetical portfolio of highly rated corporate bonds that would produce cash flows similar to the Company’s benefit plan obligations and the level of market interest rates in general as of the year-end. Other factors used to estimate the projected benefit obligations include actuarial assumptions for mortality rate, turnover rate, retirement rate and disability rate. Those other factors do not tend to change significantly over time. The Company reviews its pension plan assumptions annually to ensure that such assumptions are reasonable and adjusts those assumptions, as necessary, to reflect changes in future expectations. The Company utilizes actuaries and others to aid in that assessment.
The Company’s 2010 pension expense for its defined benefit plans was determined using the following assumptions: a long-term rate of return on assets of 6.50%; a rate of future compensation increase of 4.50%; and a discount rate of 5.75%. To demonstrate the sensitivity of pension expense to changes in the Company’s pension plan assumptions, 25 basis point increases in: the rate of return on plan assets would have resulted in a decrease in pension expense of $2 million; the rate of increase in compensation would have resulted in an increase in pension expense of $.3 million; and the discount rate would have resulted in a decrease in pension expense of $3 million. Decreases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentence. The accounting guidance for defined benefit pension plans reflects the long-term nature of benefit obligations and the investment horizon of plan assets, and has the effect of reducing expense volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments, in addition to various gains and losses resulting from changes in assumptions and investment returns which are different from that which was assumed. As of December 31, 2010, the Company had cumulative unrecognized actuarial losses of approximately $233 million that could result in an increase in the Company’s future pension expense depending on several factors, including whether such losses at each measurement date exceed ten percent of the greater of the projected benefit obligation or the market-related value of plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net unrealized losses had the effect of increasing the Company’s pension expense by approximately $14 million in 2010, $10 million in 2009 and $4 million in 2008.
GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit cost, are to be recognized as a component of other comprehensive income. As of December 31, 2010, the combined benefit obligations of the Company’s defined benefit postretirement plans exceeded the fair value of the assets of such plans by approximately $171 million. Of that amount, $43 million was related to qualified defined benefit plans that are periodically funded by the Company and $128 million related to non-qualified pension and other postretirement benefit plans that are generally not funded until benefits are paid. The Company was required to have a net pension and postretirement benefit liability for those plans that was at least equal to $171 million at December 31, 2010. Accordingly, as of December 31, 2010 the Company recorded an additional postretirement benefit liability of $199 million. After applicable tax effect, that liability reduced accumulated other comprehensive income (and thereby shareholders’ equity) by $121 million. The result of this was a year-over-year increase of $6 million to the required minimum postretirement benefit liability from the $193 million recorded at December 31, 2009. After applicable tax effect, the $6 million increase in the minimum required liability decreased accumulated other comprehensive income in 2010 by $4 million from the prior year-end amount of $117 million. The $6 million increase to the liability was the result of losses that occurred during 2010 resulting from actual experience differing from actuarial assumptions and from changes in those assumptions. Those losses reflect a reduction in the discount rate used to measure the benefit obligations of the defined benefit plans at December 31, 2010 as compared with a year earlier, offset by actual investment returns in the qualified defined benefit pension plan that exceeded expected returns. In determining the benefit obligation for defined benefit postretirement plans the Company used a discount rate of 5.25% at December 31, 2010 and 5.75% at December 31, 2009. A 25 basis point decrease in the assumed discount rate as of December 31, 2010 to 5.0% would have resulted in increases in the combined benefit obligations of all defined benefit postretirement plans (including pension and other plans) of $35 million. Under that scenario, the minimum postretirement liability adjustment at December 31, 2010 would have been $234 million, rather than the $199 million that was actually recorded, and the corresponding after tax-effect charge to accumulated other comprehensive income at December 31, 2010 would have been $142 million, rather than the $121 million that was actually recorded. A 25 basis point increase in the assumed discount rate to 5.50% would have decreased the combined benefit obligations of all defined benefit postretirement plans by $33 million. Under this latter scenario, the aggregate minimum liability adjustment at December 31, 2010 would have been $166 million rather than the $199 million actually recorded and the corresponding after tax-effect charge to accumulated other comprehensive income would have been $101 million rather than $121 million. The Company was not required to and did not make any contributions to its qualified defined benefit pension plan in 2010. During the second quarter of 2009, the Company elected to contribute 900,000 shares of common stock of M&T having a fair value of $44 million to its qualified defined benefit pension plan. During 2008, the Company made cash contributions to its qualified defined benefit pension plan totaling $140 million. Information about the Company’s pension plans, including significant assumptions utilized in completing actuarial calculations for the plans, is included in note 12 of Notes to Financial Statements.
The Company also provides a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. RSP expense totaled $25 million in 2010, $24 million in 2009 and $23 million in 2008.
Expenses associated with the defined benefit and defined contribution pension plans and the RSP totaled $62 million in 2010, $56 million in 2009 and $47 million in 2008. Expense associated with providing medical and other postretirement benefits was $4 million in each of 2010 and 2009 and $5 million in 2008.
Excluding the nonoperating expense items already noted, nonpersonnel operating expenses totaled $856 million in 2010, up 3% from $835 million in 2009. Contributing to that increase were higher costs for professional services, advertising and promotion, occupancy expenses related to the full-year impact of the acquired operations of Provident, and a $22 million reduction of the allowance for impairment of capitalized residential mortgage servicing rights in 2009. There was no change in such impairment allowance in 2010. Partially offsetting the factors described above were decreased costs related to foreclosed real estate properties and FDIC assessments in 2010. Nonpersonnel operating expenses were $700 million in 2008. Higher FDIC deposit assessments were a significant contributor to the rise in those expenses from 2008 to 2009. In total, FDIC assessments in 2009 were $97 million, including a $33 million special assessment in the second quarter, compared with $7 million in 2008. Also contributing to the higher level of operating expenses in 2009 as compared with 2008 were costs associated with the acquired operations of Provident and Bradford and expenses related to the foreclosure process for residential real estate properties. A $15 million reversal in the first quarter of 2008 of an accrual established in the fourth quarter of 2007 for estimated losses stemming from certain litigation involving Visa also contributed to the year-over-year variance. Partially offsetting those factors was the impact of partial reversals of the valuation allowance for impairment of residential mortgage servicing rights in 2009 of $22 million, compared with additions to the valuation allowance of $16 million in 2008.

Income Taxes
The provision for income taxes was $357 million in 2010, compared with $139 million in 2009 and $184 million in 2008. The effective tax rates were 32.6%, 26.8% and 24.9% in 2010, 2009 and 2008, respectively. Income taxes in 2008 reflect the resolution in that year of previously uncertain tax positions related to the Company’s activities in various jurisdictions during the years 1999-2007 that allowed the Company to reduce its accrual for income taxes in the third quarter of 2008 by $40 million. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items. For example, although the merger-related expenses incurred during 2009 are predominantly deductible for purposes of computing income tax expense, those charges had an impact on the effective tax rate because they lowered pre-tax income relative to the amounts of tax-exempt income and other permanent differences that impact the effective tax rate. Excluding the impact of (i) other-than-temporary impairment charges in 2010, 2009 and 2008; (ii) net merger-related gains of $27 million in 2010 and net merger-related expenses of $60 million in 2009 and $4 million in 2008; and (iii) the credit to income tax expense noted above of $40 million in 2008, the Company’s effective tax rates for 2010, 2009 and 2008 would have been 33.0%, 30.3%, and 32.1%, respectively.
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

International Activities
The Company’s net investment in international assets totaled $113 million at December 31, 2010 and $62 million at December 31, 2009. Such assets included $107 million and $55 million, respectively, of loans to foreign borrowers. Deposits in the Company’s branch in the Cayman Islands totaled $1.6 billion at December 31, 2010 and $1.1 billion at December 31, 2009. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable. M&T Bank opened a full-service commercial branch in Ontario, Canada during the second quarter of 2010. Loans and deposits at that branch as of December 31, 2010 were $63 million and $4 million, respectively.

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
Core deposits have historically been the most significant funding source for the Company and are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of acquisitions and expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits financed 77% of the Company’s earning assets at December 31, 2010, compared with 72% and 60% at December 31, 2009 and 2008, respectively. The substantial increases in the amount of earning assets financed by core deposits at the 2010 and 2009 year-ends as compared with December 31, 2008 were the result of significantly higher levels of core deposits, largely due to higher noninterest-bearing deposits. Additionally, as of December 31, 2010 the Company changed it definition of core deposits to include time deposits below $250,000, as already noted, to reflect a provision in the Dodd-Frank Act which permanently increased the maximum amount of FDIC insurance for financial institutions to $250,000 per depositor. That maximum had been $100,000 per depositor until 2009, when it was temporarily raised to $250,000 through 2013. The impact of including time deposits with balances of $100,000 to $250,000 added $1.0 billion to the Company’s core deposits total at December 31, 2010.
The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, Cayman Islands branch deposits and borrowings from the FHLBs and others. At December 31, 2010, M&T Bank had short-term and long-term credit facilities with the FHLBs aggregating $6.0 billion. Outstanding borrowings under FHLB credit facilities totaled $2.9 billion and $5.4 billion at December 31, 2010 and 2009, respectively. Such borrowings were secured by loans and investment securities. M&T Bank and M&T Bank, N.A. had available lines of credit with the Federal Reserve Bank of New York that totaled approximately $9.9 billion at December 31, 2010. The amounts of those lines are dependent upon the balances of loans and securities pledged as collateral. There were no borrowings outstanding under such lines of credit at December 31, 2010 or December 31, 2009.
The Company has, from time to time, issued subordinated capital notes and junior subordinated debentures associated with preferred capital securities to provide liquidity and enhance regulatory capital ratios. Such notes qualify for inclusion in the Company’s capital as defined by Federal regulators. Information about the Company’s borrowings is included in note 9 of Notes to Financial Statements.
The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings were $826 million and $2.1 billion at December 31, 2010 and 2009, respectively. In general, those borrowings were unsecured and matured on the next business day. As already noted, Cayman Islands branch deposits and brokered certificates of deposit have been used by the Company as an alternative to short-term borrowings. Cayman Islands branch deposits also generally mature on the next business day and totaled $1.6 billion and $1.1 billion at December 31, 2010 and 2009, respectively. Outstanding brokered time deposits at December 31, 2010 and December 31, 2009 were $485 million and $868 million, respectively. At December 31, 2010, the weighted-average remaining term to maturity of brokered time deposits was 20 months. Certain of these brokered deposits have provisions that allow for early redemption. The Company also had brokered NOW and brokered money-market deposit accounts which aggregated $1.3 billion and $618 million at December 31, 2010 and 2009, respectively. The higher level of such deposits at the 2010 year-end resulted from higher demand for these deposits due to the unsettled economy and the need for brokerage firms to ensure that customer deposits are fully insured while earning a yield on such deposits.
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

Table 15

DEBT RATINGS

Standard
	Moody’s	and Poor’s	Fitch

M&T Bank Corporation
Senior debt	A3	A–	A–
Subordinated debt	Baa1	BBB+	BBB+
M&T Bank
Short-term deposits	Prime-1	A-1	F1
Long-term deposits	A2	A	A
Senior debt	A2	A	A–
Subordinated debt	A3	A–	BBB+

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by direct-pay letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $107 million and $19 million at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the VRDBs outstanding backed by M&T Bank letters of credit totaled $2.0 billion and $1.9 billion, respectively. M&T Bank also serves as remarketing agent for most of those bonds.

Table 16

MATURITY DISTRIBUTION OF SELECTED LOANS(a)

December 31, 2010	Demand	2011	2012-2015	After 2015
		(In thousands)

Commercial, financial, etc.	$5,287,647	$1,861,639	$4,206,958	$473,742
Real estate — construction	500,909	1,850,873	1,294,347	207,462

Total	$5,788,556	$3,712,512	$5,501,305	$681,204

Floating or adjustable interest rates			$3,532,758	$297,805
Fixed or predetermined interest rates			1,968,547	383,399

Total			$5,501,305	$681,204

(a)	The data do not include nonaccrual loans.

The Company enters into contractual obligations in the normal course of business which require future cash payments. The contractual amounts and timing of those payments as of December 31, 2010 are summarized in table 17. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 21 of Notes to Financial Statements. Table 17 summarizes the Company’s other commitments as of December 31, 2010 and the timing of the expiration of such commitments.

Table 17

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

	Less Than One	One to Three	Three to Five	Over Five
December 31, 2010	Year	Years	Years	Years	Total
			(In thousands)

Payments due for contractual obligations
Time deposits	$4,663,091	$1,006,644	$136,879	$10,556	$5,817,170
Deposits at Cayman Islands office	1,605,916	—	—	—	1,605,916
Federal funds purchased and agreements to repurchase securities	866,555	—	—	—	866,555
Other short-term borrowings	80,877	—	—	—	80,877
Long-term borrowings	1,886,860	1,953,486	7,570	3,992,235	7,840,151
Operating leases	78,325	135,745	93,234	137,592	444,896
Other	68,014	38,001	13,646	13,264	132,925

Total	$9,249,638	$3,133,876	$251,329	$4,153,647	$16,788,490

Other commitments
Commitments to extend credit	$6,544,241	$4,075,968	$2,686,143	$3,364,843	$16,671,195
Standby letters of credit	1,849,732	1,432,641	479,858	155,087	3,917,318
Commercial letters of credit	73,361	3,601	—	—	76,962
Financial guarantees and indemnification contracts	39,036	312,288	282,027	976,593	1,609,944
Commitments to sell real estate loans	729,327	5,369	—	—	734,696

Total	$9,235,697	$5,829,867	$3,448,028	$4,496,523	$23,010,115

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of the test, approximately $1.4 billion at December 31, 2010 was available for payment of dividends to M&T from banking subsidiaries. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures are included in note 9 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at December 31, 2010. A similar $30 million line of credit was entirely available for borrowing at December 31, 2009.

Table 18

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

	One Year	One to Five	Five to Ten	Over Ten
December 31, 2010	or Less	Years	Years	Years	Total
		(Dollars in thousands)

Investment securities available for sale(a)
U.S. Treasury and federal agencies
Carrying value	$35,222	$24,606	$2,108	$1,498	$63,434
Yield	1.51%	3.27%	4.02%	4.57%	2.35%
Obligations of states and political subdivisions
Carrying value	2,153	21,528	8,617	28,127	60,425
Yield	6.49%	2.74%	6.64%	4.55%	4.27%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	195,673	738,905	826,369	1,545,294	3,306,241
Yield	4.29%	4.39%	4.42%	4.16%	4.28%
Privately issued residential
Carrying value	33,834	136,246	193,432	1,072,049	1,435,561
Yield	3.74%	3.87%	3.96%	3.95%	3.94%
Privately issued commercial
Carrying value	—	—	—	22,407	22,407
Yield	—	—	—	1.30%	1.30%
Other debt securities
Carrying value	2,992	11,092	13,933	381,639	409,656
Yield	2.58%	6.03%	8.16%	5.17%	5.28%
Equity securities
Carrying value	—	—	—	—	115,768
Yield	—	—	—	—	0.61%

Total investment securities available for sale
Carrying value	269,874	932,377	1,044,459	3,051,014	5,413,492
Yield	3.86%	4.26%	4.40%	4.19%	4.15%

Investment securities held to maturity
Obligations of states and political subdivisions
Carrying value	28,161	10,628	138,361	13,969	191,119
Yield	4.69%	5.50%	5.45%	9.74%	5.65%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	44,469	198,946	303,757	260,936	808,108
Yield	3.15%	3.15%	3.15%	3.15%	3.15%
Privately issued
Carrying value	22,050	81,597	99,905	108,985	312,537
Yield	2.98%	2.89%	2.67%	3.06%	2.89%
Other debt securities
Carrying value	—	—	—	12,575	12,575
Yield	—	—	—	5.42%	5.42%

Total investment securities held to maturity
Carrying value	94,680	291,171	542,023	396,465	1,324,339
Yield	3.57%	3.16%	3.65%	3.43%	3.47%

Other investment securities	—	—	—	—	412,709

Total investment securities
Carrying value	$364,554	$1,223,548	1,586,482	3,447,479	7,150,540
Yield	3.78%	4.00%	4.14%	4.09%	3.78%

(a)	Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.

(b)	Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

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
Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2010, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $900 million. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Net Interest Income/Lending and Funding Activities” and in note 18 of Notes to Financial Statements.

Table 19

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
WITH BALANCES OF $100,000 OR MORE

December 31, 2010
(In thousands)

Under 3 months	$462,285
3 to 6 months	318,372
6 to 12 months	513,970
Over 12 months	227,771

Total	$1,522,398

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
Table 20 displays as of December 31, 2010 and 2009 the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

Table 20

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Increase
	(Decrease) in Projected
	Net Interest Income
	December 31
Changes in Interest Rates	2010	2009
	(In thousands)

+ 200 basis points	$67,255	$33,974
+ 100 basis points	35,594	19,989
−100 basis points	(40,760)	(37,775)
−200 basis points	(61,720)	(61,729)

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

Table 21

CONTRACTUAL REPRICING DATA

	Three Months	Four to Twelve	One to	After
December 31, 2010	or Less	Months	Five Years	Five Years	Total
	(Dollars in thousands)

Loans and leases, net	$27,784,030	$4,365,598	$11,749,151	$8,091,603	$51,990,382
Investment securities	1,627,491	409,068	545,073	4,568,908	7,150,540
Other earning assets	292,361	700	96	—	293,157

Total earning assets	29,703,882	4,775,366	12,294,320	12,660,511	59,434,079

NOW accounts	1,393,349	—	—	—	1,393,349
Savings deposits	26,431,281	—	—	—	26,431,281
Time deposits	1,520,052	3,150,092	1,136,470	10,556	5,817,170
Deposits at Cayman Islands office	1,604,252	1,664	—	—	1,605,916

Total interest-bearing deposits	30,948,934	3,151,756	1,136,470	10,556	35,247,716

Short-term borrowings	947,432	—	—	—	947,432
Long-term borrowings	3,153,303	242,707	958,951	3,485,190	7,840,151

Total interest-bearing liabilities	35,049,669	3,394,463	2,095,421	3,495,746	44,035,299

Interest rate swaps	(900,000)	—	—	900,000	—

Periodic gap	$(6,245,787)	$1,380,903	$10,198,899	$10,064,765
Cumulative gap	(6,245,787)	(4,864,884)	5,334,015	15,398,780
Cumulative gap as a % of total earning assets	(10.5)%	(8.2)%	9.0%	25.9%

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
The Company engages in trading activities to meet the financial needs of customers, to fund the Company’s obligations under certain deferred compensation plans and, to a limited extent, to profit from perceived market opportunities. Financial instruments utilized in trading activities consist predominantly of interest rate contracts, such as swap agreements, and forward and futures contracts related to foreign currencies, but have also included forward and futures contracts related to mortgage-backed securities and investments in U.S. Treasury and other government securities, mortgage-backed securities and mutual funds and, as previously described, a limited number of VRDBs. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The fair values of the offsetting trading positions associated with interest rate contracts and foreign currency and other option and futures contracts is presented in note 18 of Notes to Financial Statements. The amounts of gross and net trading positions, as well as the type of trading activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by management and approved by M&T’s Board of Directors. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading activities.
The notional amounts of interest rate contracts entered into for trading purposes aggregated $12.8 billion at December 31, 2010 and $13.9 billion at December 31, 2009. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes totaled $769 million and $608 million at December 31, 2010 and 2009, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of trading account assets and liabilities were $524 million and $333 million, respectively, at December 31, 2010 and $387 million and $302 million, respectively, at December 31, 2009. Included in trading account assets at December 31, 2010 and 2009 were $35 million and $36 million, respectively, of assets related to deferred compensation plans. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at December 31, 2010 and 2009 were $36 million and $38 million, respectively, of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.
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

Capital
Shareholders’ equity was $8.4 billion at December 31, 2010 and represented 12.29% of total assets, compared with $7.8 billion or 11.26% at December 31, 2009 and $6.8 billion or 10.31% at December 31, 2008. Included in shareholders’ equity at each of those dates was $600 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and warrants to purchase M&T common stock issued on December 23, 2008 as part of the U.S. Treasury Capital Purchase Program. The financial statement value of that preferred stock was $579 million at December 31, 2010, $573 million at December 31, 2009 and $567 million at December 31, 2008. Provident also participated in that program on November 14, 2008. As a result, Provident’s $151.5 million of preferred stock related thereto was converted to M&T Fixed Rate Cumulative Perpetual Preferred Stock, Series C, with warrants to purchase M&T common stock. The estimated fair value ascribed to the Series C Preferred Stock was $129 million on the May 23, 2009 acquisition date. The financial statement value of the Series C Preferred Stock was $135 million and $131 million at December 31, 2010 and December 31, 2009, respectively. The holder of the Series A and Series C preferred stock is entitled to cumulative cash dividends of 5% per annum for five years after the date of initial issuance and 9% per annum thereafter, payable quarterly in arrears. That preferred stock is redeemable at the option of M&T, subject to regulatory approval. M&T also obtained another series of preferred stock as part of the Provident acquisition that was converted to $26.5 million of M&T Series B Mandatory Convertible Non-Cumulative Preferred Stock, liquidation preference of $1,000 per share. The 26,500 shares of the Series B Preferred Stock will automatically convert into 433,148 shares of M&T common stock on April 1, 2011. The Series B Preferred Stock pays dividends at a rate of 10% per annum on the liquidation preference of $1,000 per share, payable quarterly in arrears. The estimated acquisition date fair value of the Series B Preferred Stock was approximately equal to that stock’s $26.5 million redemption value. Further information concerning M&T’s preferred stock can be found in note 10 of Notes to Financial Statements.
Common shareholders’ equity was $7.6 billion, or $63.54 per share, at December 31, 2010, compared with $7.0 billion, or $59.31 per share, at December 31, 2009 and $6.2 billion, or $56.29 per share, at December 31, 2008. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $33.26 at December 31, 2010, compared with $28.27 and $25.94 at December 31, 2009 and 2008, respectively. The Company’s ratio of tangible common equity to tangible assets was 6.19% at December 31, 2010, compared with 5.13% and 4.59% at December 31, 2009 and December 31, 2008, respectively. Reconciliations of total common shareholders’ equity and tangible common equity as of December 31, 2010, 2009 and 2008 are presented in table 2. During 2010, 2009 and 2008, the ratio of average total shareholders’ equity to average total assets was 11.85%, 10.79% and 9.88%, respectively. The ratio of average common shareholders’ equity to average total assets was 10.77%, 9.81% and 9.86% in 2010, 2009 and 2008, respectively.
Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, gains or losses associated with interest rate swap agreements designated as cash flow hedges, and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on available-for-sale investment securities, net of applicable tax effect, were $85 million, or $.71 per common share, at December 31, 2010, compared with net unrealized losses of $220 million, or $1.86 per common share, at December 31, 2009, and $557 million, or $5.04 per common share, at December 31, 2008. Such unrealized losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale, including the remaining unamortized unrealized losses on investment securities that have been transferred to held-to-maturity classification. Information about unrealized gains and losses as of December 31, 2010 and 2009 is included in note 3 of Notes to Financial Statements.
Reflected in net unrealized losses at December 31, 2010 were pre tax-effect unrealized losses of $312 million on available-for-sale investment securities with an amortized cost of $1.7 billion and pre-tax effect unrealized gains of $231 million on securities with an amortized cost of $3.8 billion. The pre-tax effect unrealized losses reflect $252 million of losses on privately issued mortgage-backed securities with an amortized cost of $1.4 billion and an estimated fair value of $1.1 billion (considered Level 3 valuations) and $38 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $127 million and an estimated fair value of $89 million (generally considered Level 2 valuations).
The Company’s privately issued residential mortgage-backed securities classified as available for sale are generally collateralized by prime and Alt-A residential mortgage loans as depicted in table 22. Information in the table is as of December 31, 2010. As with any accounting estimate or other data, changes in fair values and investment ratings may occur at any time.

Table 22

PRIVATELY ISSUED MORTGAGE-BACKED SECURITIES CLASSIFIED AS AVAILABLE FOR SALE (a)

				As a Percentage of Carrying Value
	Amortized		Net Unrealized		Investment
Collateral Type	Cost	Fair Value	Gains (Losses)	AAA Rated	Grade	Senior Tranche
			(Dollars in thousands)

Residential Mortgage Loans
Prime — Fixed	$93,104	$98,665	$5,561	67%	69%	98%
Prime — Hybrid ARMs	1,397,365	1,212,048	(185 ,317)	12	55	95
Prime — Other	1,751	1,576	(175)	—	—	100
Alt-A — Fixed	7,797	8,978	1,181	13	13	99
Alt-A — Hybrid ARMs	171,608	111,055	(60,553)	—	47	83
Alt-A — Option ARMs	216	150	(66)	—	—	—
Other	5,223	3,089	(2,134)	—	—	7

Subtotal	1,677,064	1,435,561	(241,503)	15%	55%	94%

Commercial Mortgage Loans	25,357	22,407	(2,950)	100%	100%	100%

Total	$1,702,421	$1,457,968	$(244,453)	16%	56%	94%

(a)	All information is as of December 31, 2010.

Reflecting the credit stress associated with residential mortgage loans, trading activity for privately issued mortgage-backed securities has been dramatically reduced. In estimating values for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Because of the relative inactivity and lack of observable valuation inputs, the Company considers the estimated fair value associated with its holdings of privately issued mortgage-backed securities to be Level 3 valuations. To assist in the determination of fair value for its privately issued mortgage-backed securities, the Company engaged two independent pricing sources at December 31, 2010 and December 31, 2009. In April 2009, guidance was provided by the FASB for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. In consideration of that guidance, the Company performed internal modeling to estimate the cash flows and fair value of privately issued residential mortgage-backed securities with an amortized cost basis of $1.5 billion at December 31, 2010 and $1.9 billion at December 31, 2009. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds. In estimating those cash flows, the Company used conservative assumptions as to future delinquency, default and loss rates in order to mitigate exposure that might be attributable to the risk that actual future credit losses could exceed assumed credit losses. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities. To determine the most representative fair value for those bonds under current market conditions, the Company computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. Weightings applied to internal model valuations were generally dependent on bond structure and collateral type, with prices for bonds in non-senior tranches generally receiving lower weightings on the internal model results and greater weightings of the valuation data provided by the independent pricing sources. As a result, certain valuations of privately issued residential mortgage-backed securities were determined by reference to independent pricing sources without adjustment. The average weight placed on internal model valuations at December 31, 2010 was 34%, compared with a 66% weighting on valuations provided by the independent sources. Generally, the range of weights placed on internal valuations was between 0% and 40%. Further information concerning the Company’s valuations of privately issued mortgage-backed securities can be found in note 20 of Notes to Financial Statements.
During 2010 the Company recognized $86 million (pre-tax) of other-than-temporary impairment losses including $63 million related to privately issued residential mortgage-backed securities with an amortized cost basis (before impairment charge) of $585 million, $6 million related to securities backed largely by trust preferred securities issued by financial institutions with an amortized cost basis (before impairment charge) of $13 million, $5 million related to commercial mortgage-backed CMOs with an amortized cost basis (before impairment charge) of $9 million, and $12 million related to AIB ADSs with an amortized cost basis (before impairment charge) of $13 million. In assessing impairment losses for debt securities, the Company performed internal modeling to estimate bond-specific cash flows, which considered the placement of the bond in the overall securitization structure and the remaining levels of subordination. For privately issued residential mortgage-backed securities, the model utilized assumptions about the underlying performance of the mortgage loan collateral considering recent collateral performance and future assumptions regarding default and loss severity. At December 31, 2010, projected model default percentages on the underlying mortgage loan collateral ranged from 1% to 43% and loss severities ranged from 10% to 71%. For bonds in which the Company has recognized an other-than-temporary impairment charge, the weighted-average percentage of defaulted collateral was 25% and the weighted-average loss severity was 49%. For bonds without other-than-temporary impairment losses, the weighted-average default percentage and loss severity were 11% and 39%, respectively. Underlying mortgage loan collateral cash flows, after considering the impact of estimated credit losses, were distributed by the model to the various securities within the securitization structure to determine the timing and extent of losses at the bond-level, if any. Despite continuing high levels of delinquencies and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of individual bonds, the Company has concluded that as of December 31, 2010 its remaining privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in 2011 and later years that could impact the Company’s conclusions. Management has modeled cash flows from privately issued mortgage-backed securities under various scenarios and has concluded that even if home price depreciation and current delinquency trends persist for an extended period of time, the Company’s principal losses on its privately issued mortgage-backed securities would be substantially less than their current fair valuation losses. Information comparing the amortized cost and fair value of investment securities is included in note 3 of Notes to Financial Statements.

At December 31, 2010, the Company also had net pre-tax unrealized gains of $5 million on $410 million of trust preferred securities issued by financial institutions, securities backed by trust preferred securities issued by financial institutions and other entities, and other debt securities (including $16 million of net unrealized gains on $111 million of securities using a Level 3 valuation and $11 million of net unrealized losses on $299 million of securities classified as Level 2 valuations). Pre-tax unrealized losses of $29 million existed on $384 million of such securities at December 31, 2009. After evaluating the expected repayment performance of financial institutions where trust preferred securities were held directly by the Company or were within CDOs backed by trust preferred securities obtained in acquisitions, the Company, during 2010 and 2009, recognized pre-tax other-than-temporary impairment losses of $6 million and $8 million, respectively, related to those securities.
The Company also holds municipal bonds, mortgage-backed securities guaranteed by government agencies and certain CMOs securitized by Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company and the majority investor of BLG, in its held-to-maturity investment securities portfolio. The Company purchased certain private placement CMOs during 2008 that had been securitized by Bayview Financial. Given the Company’s relationship with Bayview Financial and related entities at that time, the Company reconsidered its intention to hold other CMOs securitized by Bayview Financial with a cost basis of $385 million and a fair value of $298 million and transferred such securities from its available-for-sale investment securities portfolio to its held-to-maturity investment securities portfolio. During 2010, the Company recognized a $5 million (pre-tax) other-than-temporary impairment loss related to CMOs in the held-to-maturity portfolio having an amortized cost (before impairment charge) of $9 million. Similar to its evaluation of privately issued residential mortgage-backed securities, the Company assessed impairment losses on these CMOs by performing internal modeling to estimate bond-specific cash flows, which considered the placement of the bond in the overall securitization structure and the remaining subordination levels. In total, at December 31, 2010 and 2009, the Company had in its held-to-maturity portfolio CMOs with an amortized cost basis of $313 million (after impairment charge) and $352 million, respectively, and a fair value of $198 million and $201 million, respectively. At December 31, 2010, the amortized cost and fair value of CMOs securitized by Bayview Financial in the Company’s available-for-sale investment securities portfolio were $25 million and $22 million, respectively, and at December 31, 2009 were $33 million and $25 million, respectively. Given the credit enhancements within each of the individual bond structures, the Company has determined that the remaining private CMOs securitized by Bayview Financial were not other-than-temporarily impaired at December 31, 2010.
The AIB ADSs were obtained in a 2003 acquisition and are held to satisfy options to purchase such shares granted by the acquired entity to certain employees. Factors contributing to the $12 million other-than-temporary impairment charge in 2010 related to the AIB ADSs included mounting credit and other losses incurred by AIB, the issuance of AIB common stock in lieu of dividend payments on certain preferred stock issuances held by the Irish government resulting in significant dilution of AIB common shareholders, and public announcements by Irish government officials suggesting that increased government support, which could further dilute AIB common shareholders, may be necessary.
During 2009 the Company recognized $138 million (pre-tax) of other-than-temporary losses, including $128 million related to CMOs backed by privately issued mortgage-backed securities with an amortized cost basis (before impairment charge) of $486 million and $10 million related to CDOs backed largely by trust preferred securities issued by financial institutions with an amortized cost basis (before impairment charge) of $18 million. During 2008 the Company recognized $182 million (pre-tax) of other-than-temporary losses, $18 million of which related to privately issued mortgage-backed securities with an amortized cost basis (before impairment charge) of $20 million and $11 million related to securities backed by trust preferred securities issued by financial institutions with an amortized cost basis (before impairment charge) of $12 million. The remaining $153 million of other-than-temporary impairment in 2008 related to the Company’s holdings of preferred stock of Fannie Mae and Freddie Mac with an amortized cost basis (before impairment charge) of $162 million.
As of December 31, 2010, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of the privately issued mortgage-backed securities and other securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any additional other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 20 of the Notes to Financial Statements.
Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $121 million, or $1.01 per common share, at December 31, 2010, $117 million, or $.99 per common share, at December 31, 2009, and $174 million, or $1.58 per common share, at December 31, 2008. The decrease in such adjustment at December 31, 2009 as compared with December 31, 2008 was predominantly the result of actual investment performance of assets held by the Company’s qualified pension plans being significantly better than assumed for actuarial purposes. During the second quarter of 2009, the Company contributed 900,000 shares of M&T common stock having a then fair value of $44 million to the Company’s qualified defined benefit pension plan. Those shares were issued from previously held treasury stock. Information about the funded status of the Company’s pension and other postretirement benefit plans is included in note 12 of Notes to Financial Statements.
Cash dividends declared on M&T’s common stock totaled $336 million in 2010, compared with $327 million and $309 million in 2009 and 2008, respectively. Dividends per common share totaled $2.80 in each of 2010, 2009 and 2008. During 2010, cash dividends of $38 million, or $50.00 per share, were declared and paid to the U.S. Treasury on M&T’s Series A ($30 million) and Series C ($8 million) Preferred Stock. Similar dividends of $31 million were declared and paid in 2009. Cash dividends of $3 million and $1 million ($100.00 per share and $50.00 per share) were declared and paid during 2010 and 2009, respectively, on M&T’s Series B Preferred Stock. The Series B and Series C Preferred Stock were created in connection with the Provident transaction. The Company did not repurchase any of its common stock in 2010, 2009 or 2008.
Federal regulators generally require banking institutions to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. At December 31, 2010, Tier 1 capital included $1.1 billion of trust preferred securities as described in note 9 of Notes to Financial Statements and total capital further included $1.5 billion of subordinated capital notes. Pursuant to the Dodd-Frank Act, trust preferred securities will be phased-out of the definition of Tier 1 capital of bank holding companies. The capital ratios of the Company and its banking subsidiaries as of December 31, 2010 and 2009 are presented in note 23 of Notes to Financial Statements.

Fourth Quarter Results
Net income during the fourth quarter of 2010 rose 49% to $204 million from $137 million in the year-earlier quarter. Diluted and basic earnings per common share were each $1.59 in the final 2010 quarter, 53% and 51% higher than $1.04 and $1.05 of diluted and basic earnings per common share, respectively, in the corresponding quarter of 2009. The annualized rates of return on average assets and average common shareholders’ equity for the recently completed quarter were 1.18% and 10.03%, respectively, compared with .79% and 7.09%, respectively, in the fourth quarter of 2009.
Net operating income totaled $196 million in the recent quarter, compared with $151 million in the fourth quarter of 2009. Diluted net operating earnings per common share were $1.52 in the final 2010 quarter, compared with $1.16 in the year-earlier quarter. The annualized net operating returns on average tangible assets and average tangible common equity in the fourth quarter of 2010 were 1.20% and 18.43%, respectively, compared with .92% and 16.73%, respectively, in the similar 2009 quarter. Core deposit and other intangible asset amortization, after tax effect, totaled $8 million and $10 million in the fourth quarters of 2010 and 2009 ($.07 and $.09 per diluted common share, respectively). The after-tax impact of merger-related expenses and the gain associated with the K Bank acquisition transaction totaled to a net gain of $16 million ($27 million pre-tax) or $.14 of diluted earnings per common share in the fourth quarter of 2010. The after-tax impact of merger-related expenses related to the Provident and Bradford acquisition transactions was $4 million ($6 million pre-tax) or $.03 of diluted earnings per common share in the final quarter of 2009. Reconciliations of GAAP results with non-GAAP results for the quarterly periods of 2010 and 2009 are provided in table 24.
Taxable-equivalent net interest income increased 3% to $580 million in the fourth quarter of 2010 from $565 million in the year-earlier quarter. That growth reflects a 14 basis point widening of the Company’s net interest margin. The yield on earning assets was 4.58% in each of the fourth quarters of 2010 and 2009. The rate paid on interest-bearing liabilities declined 16 basis points to .97% in the final quarter of 2010 from 1.13% in the corresponding quarter of 2009. The resulting net interest spread was 3.61% in the recent quarter, up 16 basis points from 3.45% in the fourth quarter of 2009. That improvement was largely due to lower interest rates paid on deposits. The contribution of net interest-free funds to the Company’s net interest margin was .24% in the recent quarter, down slightly from .26% in the year-earlier quarter. That decline reflects the impact of lower interest rates on interest-bearing liabilities used to value such contribution. As a result, the Company’s net interest margin widened to 3.85% in the final 2010 quarter from 3.71% in the similar quarter of 2009. Average earning assets in the fourth quarter of 2010 totaled $59.7 billion, down 1% from $60.5 billion in the year-earlier quarter. That decline resulted from lower average loans and leases, which decreased 2% to $51.1 billion in the recent quarter from $52.1 billion in 2009’s final quarter. Average commercial loan and lease balances were $13.0 billion in the recent quarter, down $514 million or 4% from $13.5 billion in the fourth quarter of 2009. That decline was the result of generally lower demand for commercial loans throughout most of 2010. Commercial real estate loans averaged $20.6 billion in the fourth quarter of 2010, down $326 million from $21.0 billion in the year-earlier quarter. Average residential real estate loans outstanding rose 8% or $453 million to $5.9 billion in the recent quarter from $5.5 billion in the fourth quarter of 2009. That increase was predominantly the result of the impact of adopting the already discussed new accounting rules on January 1, 2010 related to non-recourse securitization transactions using qualified special-purpose trusts. Included in the residential real estate loan portfolio were loans held for sale, which averaged $556 million and $497 million in the fourth quarters of 2010 and 2009, respectively. Consumer loans averaged $11.6 billion in the recent quarter, down $558 million, or 5%, from $12.1 billion in the final 2009 quarter. That decline was largely due to lower outstanding automobile and home equity loan balances. Despite sluggish loan demand throughout much of 2010, total loans increased $1.2 billion to $52.0 billion at December 31, 2010 from $50.8 billion at September 30, 2010. That growth was largely attributable to December increases in commercial loans and commercial real estate loans.
The provision for credit losses was $85 million in the three-month period ended December 31, 2010, compared with $145 million in the year-earlier period. Net charge-offs of loans were $77 million in the final quarter of 2010, representing an annualized .60% of average loans and leases outstanding, compared with $135 million or 1.03% during the year-earlier quarter. Net charge-offs included: residential real estate loans of $15 million in the recently completed quarter, compared with $21 million a year earlier; loans to builders and developers of residential real estate properties of $22 million, compared with $40 million in the fourth quarter of 2009; other commercial real estate loans of $13 million, compared with $11 million a year earlier; commercial loans of $5 million, compared with $31 million in 2009; and consumer loans of $22 million, compared with $32 million in the prior year’s fourth quarter.
Other income totaled $287 million in the recent quarter, up 8% from $266 million in the year-earlier quarter. Net losses on investment securities (including other-than-temporary impairment charges) were $27 million during the fourth quarter of 2010, compared with $34 million in the year-earlier quarter. The losses were predominantly due to other-than-temporary impairment charges related to certain of the Company’s privately issued CMOs. Reflected in other income for the fourth quarter of 2010 was the $28 million gain recorded on the K Bank acquisition transaction. Excluding net losses on investment securities and the merger-related gain, other income was $286 million, down 5% from $300 million in the year-earlier quarter. The most significant contributors to that decline were lower residential mortgage banking revenues and service charges on deposit accounts, partially offset by higher trading account and foreign exchange gains and letter of credit and other credit-related fees. The decline in residential mortgage banking revenues in the recent quarter reflects lower origination volumes, the Company’s decision to retain for portfolio a higher proportion of originated loans rather than selling them, and increased settlements related to obligations to repurchase previously sold loans. Charges against mortgage banking revenues related to such repurchase obligations were $14 million in the recent quarter and $6 million in the fourth quarter of 2009. The lower service charges on deposit accounts reflect the new regulations that went into effect in the third quarter of 2010. The Federal Reserve and other regulators have adopted regulations requiring expanded disclosure of overdraft and other fees assessed to consumers and issued guidance that requires consumers to elect to be subject to fees for certain deposit account transactions that began July 1, 2010 for new customers and August 15, 2010 for pre-existing customers. The Company estimates that these new regulations resulted in a decrease in deposit account service charges of approximately $16 million in the fourth quarter of 2010.
Other expense in the fourth quarter of 2010 totaled $469 million, compared with $478 million in the year-earlier quarter. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $13 million and $17 million in the final quarters of 2010 and 2009, respectively, and merger-related expenses of $771 thousand and $6 million in the fourth quarters of 2010 and 2009, respectively. Exclusive of those nonoperating expenses, noninterest operating expenses were $455 million in each of the fourth quarters of 2010 and 2009. As compared with the fourth quarter of 2009, higher costs for professional services and advertising and promotion in the recent quarter were offset by lower expenses for salaries and employee benefits, equipment and occupancy, and other operating costs. The Company’s efficiency ratio during the fourth quarter of 2010 and 2009 was 52.5% and 52.7%, respectively. Table 24 includes a reconciliation of other expense to noninterest operating expense for each of the quarters of 2010 and 2009.

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
The Business Banking segment provides a wide range of services to small businesses and professionals through the Company’s branch network, business banking centers and other delivery channels such as telephone banking, Internet banking and automated teller machines within markets served by the Company. Services and products offered by this segment include various business loans and leases, including loans guaranteed by the Small Business Administration, business credit cards, deposit products, and financial services such as cash management, payroll and direct deposit, merchant credit card and letters of credit. The Business Banking segment contributed net income of $99 million in 2010, 21% lower than the $124 million recorded in 2009. That decline was predominately due to a $33 million increase in the provision for credit losses, the result of increased net charge-offs of loans. Net income earned in 2008 totaled $120 million. The favorable performance in 2009 as compared with 2008 was due to higher net interest income of $33 million, largely attributable to higher average deposit and loan balances of $869 million and $416 million, respectively, partially offset by a $20 million increase in total noninterest expenses, reflecting higher FDIC assessments of $10 million, and an $8 million increase in the provision for credit losses, the result of higher net charge-offs of loans. Approximately three-fourths of the higher net interest income was due to the Provident transaction.
The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, mainly within the markets served by the Company. Services provided by this segment include commercial lending and leasing, letters of credit, deposit products, and cash management services. The Commercial Banking segment earned $314 million in 2010, up 31% from $239 million in 2009. The increase in net income in 2010 as compared with 2009 reflects a $60 million decline in the provision for credit losses, due to lower net loan charge-offs, as well as a $51 million rise in net interest income, due to a $2.0 billion increase in average deposit balances and a 26 basis point widening of the net interest margin on loans. Net income contributed by this segment in 2008 was $213 million. The higher net income in 2009 as compared with 2008 reflects a $98 million increase in net interest income, primarily due to a $3.0 billion increase in average deposit balances. Approximately 15% of the increase in net interest income was due to the Provident acquisition. Partially offsetting that increase were a $31 million increase in the provision for credit losses, predominately due to higher net charge-offs of loans, and a $15 million rise in FDIC assessments.
The Commercial Real Estate segment provides credit and deposit services to its customers. Real estate securing loans in this segment is generally located in the New York City metropolitan area, upstate New York, Pennsylvania, Maryland, the District of Columbia, Delaware, Virginia, West Virginia, and the northwestern portion of the United States. Commercial real estate loans may be secured by apartment/multifamily buildings; office, retail and industrial space; or other types of collateral. Activities of this segment also include the origination, sales and servicing of commercial real estate loans through the Fannie Mae DUS program and other programs. Net income for the Commercial Real Estate segment improved 31% to $203 million in 2010 from $155 million in 2009. Factors contributing to the significant rise in net income include: a $39 million decline in the provision for credit losses, mainly due to lower net charge-offs of loans; a $38 million increase in net interest income; and higher revenues from mortgage banking activities of $13 million, the result of increased loan origination and sales activities. The rise in net interest income was attributable to a 28 basis point expansion of the net interest margin on loans and increases in average deposit and loan balances of $430 million and $249 million, respectively, partially offset by a 57 basis point narrowing of the net interest margin on deposits. Partially offsetting the favorable factors were higher noninterest expenses, which include increased personnel-related costs and foreclosure-related expenses of $8 million and $5 million, respectively. In 2008, net income for the Commercial Real Estate segment was $164 million. Factors contributing to the 5% decline in net income in 2009 when compared with 2008 were a $69 million increase in the provision for credit losses, primarily due to higher net charge-offs of loans, and higher noninterest expenses of $15 million, including increased FDIC assessments of $4 million. Those increased costs were partially offset by higher net interest income of $59 million, largely attributable to higher average loan and deposit balances of $1.4 billion and $489 million, respectively, and an 18 basis point widening of the net interest margin on loans. Approximately one-half of the increase in net interest income was due to the Provident acquisition.
The Discretionary Portfolio segment includes investment and trading securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swap agreements related thereto; and Cayman Islands branch deposits. This segment also provides foreign exchange services to customers. Included in the assets of the Discretionary Portfolio segment are most of the investment securities for which the Company has recognized other-than-temporary impairment charges in each of the last three years and the portfolio of Alt-A mortgage loans. The Discretionary Portfolio segment incurred net losses of $39 million, $28 million and $48 million in 2010, 2009 and 2008, respectively. Included in this segment’s results were other-than-temporary impairment charges of $74 million in 2010, $138 million in 2009 and $182 million in 2008. The impairment charges recorded in 2010 and 2009 predominately related to privately issued CMOs, while the 2008 impairment charges were largely from the Company’s holdings of preferred stock issuances of Fannie Mae and Freddie Mac. In addition to the impact of impairment charges, the higher net loss incurred in 2010 as compared with 2009 reflects a decrease in net interest income of $114 million, resulting from a 42 basis point narrowing of this segment’s net interest margin, offset, in part, by a $27 million reduction in the provision for credit losses, due to lower net charge-offs of loans. Factors contributing to this segment’s lower net loss in 2009 as compared with 2008 were a $44 million decline in other-than-temporary impairment charges, the impact of a partial reversal of the valuation allowance for capitalized residential mortgage servicing rights of $6 million in 2009, compared with an addition to the valuation allowance of $6 million in 2008, and lower foreclosure-related costs of $10 million. Partially offsetting those favorable factors were a $14 million increase in the provision for credit losses, driven by higher net charge-offs, and a $7 million decline in net interest income, reflecting lower average balances of investment securities and loans of $529 million and $290 million, respectively.
The Residential Mortgage Banking segment originates and services residential mortgage loans and sells substantially all of those loans in the secondary market to investors or to the Discretionary Portfolio segment. This segment also originates and services loans to developers of residential real estate properties, although that origination activity has been significantly curtailed. In addition to the geographic regions served by or contiguous with the Company’s branch network, the Company maintains mortgage loan origination offices in several states throughout the western United States. The Company also periodically purchases the rights to service mortgage loans. Residential mortgage loans held for sale are included in this segment. This segment recorded net income of $11 million in 2010, compared with net losses of $13 million and $48 million in 2009 and 2008, respectively. The net losses incurred in 2009 and 2008 reflect significant net charge-offs of loans to builders and developers of residential real estate. The improvement of this segment’s results in 2010 as compared with 2009 was attributable to the following: a $49 million reduction in the provision for credit losses, including a decline in net charge-offs of loans to builders and developers of residential real estate; lower foreclosure-related expenses of $20 million, the result of updated appraised values on certain previously foreclosed-upon residential real estate development projects in 2009; and an $8 million decrease in personnel-related expenses. Partially offsetting those favorable factors were a $16 million partial reversal of the capitalized mortgage servicing rights valuation allowance in 2009 (as compared with no change in such allowance in 2010) and a decline in revenues relating to residential mortgage origination and sales activities of $19 million. The lower residential mortgage revenues in 2010 reflect lower origination volumes and increased settlements related to the Company’s obligation to repurchase previously sold loans. The lower net loss in 2009 as compared with 2008 was due to: a $55 million rise in noninterest revenues from residential mortgage loan origination activities, due to increased volume and wider margins; the impact of a partial reversal of the capitalized mortgage servicing rights valuation allowance of $16 million in 2009, compared with a $10 million addition to such allowance in 2008; and a $13 million increase in net interest income, partly due to a 68 basis point widening of the net interest margin on loans. A rise in total noninterest expenses of $43 million (excluding the capitalized mortgage servicing rights valuation allowance reversal), reflecting higher foreclosure-related costs of $23 million, partially offset those favorable factors.
The Retail Banking segment offers a variety of services to consumers through several delivery channels which include branch offices, automated teller machines, telephone banking and Internet banking. The Company has branch offices in New York State, Pennsylvania, Maryland, Virginia, the District of Columbia, West Virginia, Delaware and New Jersey. The Retail Banking segment also offers certain deposit products on a nationwide basis through the delivery channels of M&T Bank, N.A. Credit services offered by this segment include consumer installment loans, automobile loans (originated both directly and indirectly through dealers), home equity loans and lines of credit and credit cards. The segment also offers to its customers deposit products, including demand, savings and time accounts; investment products, including mutual funds and annuities; and other services. Net income contributed by the Retail Banking segment aggregated $225 million in 2010, down from $237 million in 2009. Lower net interest income of $39 million, the result of a 25 basis point narrowing of the net interest margin on deposits, and an $8 million rise in net occupancy expenses contributed to the decline in net income. Those factors were partially offset by a decrease in the provision for credit losses of $21 million (due to lower net charge-offs of loans), a decline in FDIC assessments of $7 million, and higher fees earned for providing deposit account services of $5 million. Net income for this segment decreased 5% in 2009 from the $250 million earned in 2008. Factors contributing to that decline included: a $42 million increase in FDIC assessments; a rise in the provision for credit losses of $32 million, resulting from higher net charge-offs of consumer loans; and increases in personnel and net occupancy costs of $17 million and $16 million, respectively, related to the operations added with the Provident acquisition. Partially offsetting those unfavorable factors were a $48 million increase in net interest income and a $34 million rise in fees earned for providing deposit account services to Provident customers. The higher net interest income was due to a $2.4 billion increase in average deposit balances (approximately 60 percent of which was due to the impact of the Provident acquisition) and a 26 basis point widening of the net interest margin on loans, offset, in part, by a 26 basis point narrowing of the deposit net interest margin.
The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related gains and expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The various components of the “All Other” category resulted in net losses of $78 million, $335 million and $95 million in 2010, 2009 and 2008, respectively. The improved performance in 2010 as compared with 2009 was largely due to the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses and a net merger-related gain in 2010 of $27 million, compared with net merger-related expenses in 2009 totaling $60 million. The following unfavorable factors contributed to the higher net loss in 2009 as compared with 2008: the impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses; $60 million of net merger-related expenses associated with the Provident and Bradford acquisitions recorded in 2009, compared with $4 million of merger-related expenses in 2008 related to acquisition transactions completed in the fourth quarter of 2007; Visa-related transactions that were recorded in the first quarter of 2008, including a $33 million gain realized from the mandatory partial redemption of Visa stock owned by M&T Bank and $15 million related to the reversal of Visa litigation-related accruals initially recorded in 2007’s fourth quarter; increased personnel costs associated with the business and support units included in the “All Other” category of $35 million, including higher costs for medical, pension and post-retirement benefits; the impact of a $40 million reduction of income tax expense recorded in 2008’s third quarter relating to M&T’s resolution of certain tax issues from its activities in various jurisdictions during the years 1999-2007; lower trust income of $28 million; a $16 million increase in FDIC assessments; and a $6 million increase in charitable contributions made to the M&T Charitable Foundation. A $13 million (pre-tax) improvement from M&T’s share of the operating results of BLG (inclusive of interest expense to fund that investment) partially offset the favorable factors.

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

Also in June 2009, the FASB issued amended accounting guidance relating to accounting for transfers of financial assets to eliminate the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. The amended guidance became effective as of January 1, 2010. The recognition and measurement provisions of the amended guidance were applied to transfers that occur on or after the effective date. Additionally, beginning January 1, 2010, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities must now be evaluated for consolidation in accordance with applicable consolidation guidance, including the new accounting guidance relating to the consolidation of variable interest entities discussed in the previous paragraph.
Effective January 1, 2010, the Company included in its consolidated financial statements one-to-four family residential mortgage loans that were included in two separate non-recourse securitization transactions using qualified special-purpose trusts. The effect of that consolidation was to increase loans receivable by $424 million, decrease the amortized cost of available-for-sale investment securities by $360 million (fair value of $355 million), and increase borrowings by $65 million as of January 1, 2010. Information concerning these securitization transactions is included in note 19 of Notes to Financial Statements.
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
In July 2010, the FASB issued amended disclosure guidance relating to credit risk inherent in an entity’s portfolio of financing receivables and the related allowance for credit losses. The amended disclosures are required at two disaggregated levels. One level of disaggregation is the portfolio segment which represents the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The second level of disaggregation is the class of financing receivables which generally represents a disaggregation of a portfolio segment. The amended disclosures include a rollforward of the allowance for credit losses by portfolio segment with the ending balance further disaggregated on the basis of the impairment method, the related recorded investment in each portfolio segment, the nonaccrual status of financing receivables by class, the impaired financing receivables by class, the credit quality indicators of financing receivables at the end of the reporting period by class, the aging of past due financing receivables at the end of the reporting period by class, the nature and extent of troubled debt restructurings that occurred during the period by class and their effect on the allowance for credit losses, the nature and extent of financing receivables modified as troubled debt restructurings within the previous twelve months that defaulted during the reporting period by class and their effect on the allowance for credit losses, and the significant purchases and sales of financing receivables during the reporting period by portfolio segment. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Upon initial application, the disclosures are not required for earlier periods that are presented for comparative purposes. The Company has complied with the disclosures required as of December 31, 2010 and intends to comply with the remaining disclosure requirements when they become effective.
In October 2010, the FASB issued amended accounting guidance relating to the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units with zero or negative carrying amounts, an entity is required to perform “Step Two” of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not anticipate that the adoption of this guidance will have a significant impact on the reporting of its financial position or results of its operations.
In December 2010, the FASB issued amended disclosure guidance relating to the pro forma information for business combinations that occurred in the current reporting period. The amended disclosure states that if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to comply with the disclosure requirements when they become effective.

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

Table 23

QUARTERLY TRENDS

	2010 Quarters				2009 Quarters
Earnings and dividends	Fourth	Third	Second	First	Fourth	Third	Second	First

Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$688,855	$691,765	$690,889	$682,309	$698,556	$706,388	$682,637	$659,445
Interest expense	108,628	116,032	117,557	120,052	133,950	152,938	175,856	206,705

Net interest income	580,227	575,733	573,332	562,257	564,606	553,450	506,781	452,740
Less: provision for credit losses	85,000	93,000	85,000	105,000	145,000	154,000	147,000	158,000
Other income	286,938	289,899	273,557	257,706	265,890	278,226	271,649	232,341
Less: other expense	469,274	480,133	476,068	489,362	478,451	500,056	563,710	438,346

Income before income taxes	312,891	292,499	285,821	225,601	207,045	177,620	67,720	88,735
Applicable income taxes	102,319	94,619	90,967	68,723	64,340	44,161	11,318	19,581
Taxable-equivalent adjustment	6,130	5,865	6,105	5,923	5,887	5,795	5,214	4,933

Net income	$204,442	$192,015	$188,749	$150,955	$136,818	$127,664	$51,188	$64,221

Net income available to common shareholders-diluted	$189,678	$176,789	$173,597	$136,431	$122,910	$113,894	40,516	54,618
Per common share data
Basic earnings	$1.59	$1.49	$1.47	$1.16	$1.05	$.97	$.36	$.49
Diluted earnings	1.59	1.48	1.46	1.15	1.04	.97	.36	.49
Cash dividends	$.70	$.70	$.70	$.70	$.70	$.70	$.70	$.70
Average common shares outstanding
Basic	118,613	118,320	118,054	117,765	117,506	117,370	113,218	110,439
Diluted	119,503	119,155	118,878	118,256	117,672	117,547	113,521	110,439
Performance ratios, annualized
Return on
Average assets	1.18%	1.12%	1.11%	.89%	.79%	.73%	.31%	.40%
Average common shareholders’ equity	10.03%	9.56%	9.67%	7.86%	7.09%	6.72%	2.53%	3.61%
Net interest margin on average earning assets (taxable-equivalent basis)	3.85%	3.87%	3.84%	3.78%	3.71%	3.61%	3.43%	3.19%
Nonaccrual loans to total loans and leases, net of unearned discount	2.38%	2.16%	2.13%	2.60%	2.56%	2.35%	2.11%	2.05%
Efficiency ratio(a)	54.08%	54.95%	54.77%	57.82%	54.62%	57.21%	61.93%	60.82%
Net operating (tangible) results(b)
Net operating income (in thousands)	$196,235	$200,225	$197,752	$160,953	$150,776	$128,761	$100,805	$75,034
Diluted net operating income per common share	1.52	1.55	1.53	1.23	1.16	.98	.79	.59
Annualized return on
Average tangible assets	1.20%	1.24%	1.23%	1.00%	.92%	.78%	.64%	.50%
Average tangible common shareholders’ equity	18.43%	19.58%	20.36%	17.34%	16.73%	14.87%	12.08%	9.36%
Efficiency ratio(a)	52.55%	53.40%	53.06%	55.88%	52.69%	55.21%	60.03%	58.68%
Balance sheet data
In millions, except per share
Average balances
Total assets(c)	$68,502	$67,811	$68,334	$68,883	$68,919	$69,154	$66,984	$64,766
Total tangible assets(c)	64,869	64,167	64,679	65,216	65,240	65,462	63,500	61,420
Earning assets	59,737	59,066	59,811	60,331	60,451	60,900	59,297	57,509
Investment securities	7,541	7,993	8,376	8,172	8,197	8,420	8,508	8,490
Loans and leases, net of unearned discount	51,141	50,835	51,278	51,948	52,087	52,320	50,554	48,824
Deposits	49,271	47,530	47,932	47,394	47,365	46,720	43,846	41,487
Common shareholders’ equity(c)	7,582	7,444	7,302	7,136	6,957	6,794	6,491	6,212
Tangible common shareholders’ equity(c)	3,949	3,800	3,647	3,469	3,278	3,102	3,007	2,866
At end of quarter
Total assets(c)	$68,021	$68,247	$68,154	$68,439	$68,880	$68,997	$69,913	$64,883
Total tangible assets(c)	64,393	64,609	64,505	64,778	65,208	65,312	66,215	61,544
Earning assets	59,434	59,388	59,368	59,741	59,928	59,993	61,044	56,823
Investment securities	7,151	7,663	8,098	8,105	7,781	7,634	8,155	7,687
Loans and leases, net of unearned discount	51,990	50,792	51,061	51,444	51,937	52,204	52,715	48,918
Deposits	49,805	48,655	47,523	47,538	47,450	46,862	46,755	42,477
Common shareholders’ equity, net of undeclared preferred dividends(c)	7,611	7,488	7,360	7,177	7,017	6,879	6,669	6,329
Tangible common shareholders’ equity(c)	3,983	3,850	3,711	3,516	3,345	3,194	2,971	2,990
Equity per common share	63.54	62.69	61.77	60.40	59.31	58.22	56.51	56.95
Tangible equity per common share	33.26	32.23	31.15	29.59	28.27	27.03	25.17	26.90
Market price per common share
High	$87.87	$95.00	$96.15	$85.00	$69.89	$67.46	$61.87	$59.08
Low	72.03	81.08	74.11	66.32	59.09	50.33	43.50	29.11
Closing	87.05	81.81	84.95	79.38	66.89	62.32	50.93	45.24

(a)	Excludes impact of merger-related gains and expenses and net securities transactions.
(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 24.
(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 24.

Table 24

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2010 Quarters				2009 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First

Income statement data
In thousands, except per share
Net income
Net income	$204,442	$192,015	$188,749	$150,955	$136,818	$127,664	$51,188	$64,221
Amortization of core deposit and other intangible assets(a)	8,054	8,210	9,003	9,998	10,152	10,270	9,247	9,337
Merger-related gains(a)	(16,730)	—	—	—	—	(17,684)	—	—
Merger-related expenses(a)	469	—	—	—	3,806	8,511	40,370	1,476

Net operating income	$196,235	$200,225	$197,752	$160,953	$150,776	$128,761	$100,805	$75,034

Earnings per common share
Diluted earnings per common share	$1.59	$1.48	$1.46	$1.15	$1.04	$.97	$.36	$.49
Amortization of core deposit and other intangible assets(a)	.07	.07	.07	.08	.09	.09	.08	.09
Merger-related gains(a)	(.14)	—	—	—	—	(.15)	—	—
Merger-related expenses(a)	—	—	—	—	.03	.07	.35	.01

Diluted net operating earnings per common share	$1.52	$1.55	$1.53	$1.23	$1.16	$.98	$.79	$.59

Other expense
Other expense	$469,274	$480,133	$476,068	$489,362	$478,451	$500,056	$563,710	$438,346
Amortization of core deposit and other intangible assets	(13,269)	(13,526)	(14,833)	(16,475)	(16,730)	(16,924)	(15,231)	(15,370)
Merger-related expenses	(771)	—	—	—	(6,264)	(14,010)	(66,457)	(2,426)

Noninterest operating expense	$455,234	$466,607	$461,235	$472,887	$455,457	$469,122	$482,022	$420,550

Merger-related expenses
Salaries and employee benefits	$7	$—	$—	$—	$381	$870	$8,768	$11
Equipment and net occupancy	44	—	—	—	545	1,845	581	4
Printing, postage and supplies	74	—	—	—	233	629	2,514	301
Other costs of operations	646	—	—	—	5,105	10,666	54,594	2,110

Total	$771	$—	$—	$—	$6,264	$14,010	$66,457	$2,426

Balance sheet data
In millions
Average assets
Average assets	$68,502	$67,811	$68,334	$68,883	$68,919	$69,154	$66,984	$64,766
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,326)	(3,192)
Core deposit and other intangible assets	(132)	(146)	(160)	(176)	(191)	(208)	(188)	(176)
Deferred taxes	24	27	30	34	37	41	30	22

Average tangible assets	$64,869	$64,167	$64,679	$65,216	$65,240	$65,462	$63,500	$61,420

Average common equity
Average total equity	$8,322	$8,181	$8,036	$7,868	$7,686	$7,521	$7,127	$6,780
Preferred stock	(740)	(737)	(734)	(732)	(729)	(727)	(636)	(568)

Average common equity	7,582	7,444	7,302	7,136	6,957	6,794	6,491	6,212
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,326)	(3,192)
Core deposit and other intangible assets	(132)	(146)	(160)	(176)	(191)	(208)	(188)	(176)
Deferred taxes	24	27	30	34	37	41	30	22

Average tangible common equity	$3,949	$3,800	$3,647	$3,469	$3,278	$3,102	$3,007	$2,866

At end of quarter
Total assets
Total assets	$68,021	$68,247	$68,154	$68,439	$68,880	$68,997	$69,913	$64,883
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,192)
Core deposit and other intangible assets	(126)	(139)	(152)	(167)	(182)	(199)	(216)	(168)
Deferred taxes	23	26	28	31	35	39	43	21

Total tangible assets	$64,393	$64,609	$64,505	$64,778	$65,208	$65,312	$66,215	$61,544

Total common equity
Total equity	$8,358	$8,232	$8,102	$7,916	$7,753	$7,612	$7,400	$6,902
Preferred stock	(741)	(738)	(735)	(733)	(730)	(728)	(725)	(568)
Undeclared dividends — preferred stock	(6)	(6)	(7)	(6)	(6)	(5)	(6)	(5)

Common equity, net of undeclared preferred dividends	7,611	7,488	7,360	7,177	7,017	6,879	6,669	6,329
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,192)
Core deposit and other intangible assets	(126)	(139)	(152)	(167)	(182)	(199)	(216)	(168)
Deferred taxes	23	26	28	31	35	39	43	21

Total tangible common equity	$3,983	$3,850	$3,711	$3,516	$3,345	$3,194	$2,971	$2,990

(a)	After any related tax effect.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting at M&T Bank Corporation and subsidiaries (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.
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
Chairman of the Board and Chief Executive Officer

René F. Jones
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
M&T Bank Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of M&T Bank Corporation and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Buffalo, New York
February 18, 2011

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

(Dollars in thousands, except per share)	December 31
	2010	2009

Assets
Cash and due from banks	$908,755	$1,226,223
Interest-bearing deposits at banks	101,222	133,335
Federal funds sold	25,000	20,119
Trading account	523,834	386,984
Investment securities (includes pledged securities that can be sold or repledged of $1,937,817 in 2010; $1,797,701 in 2009)
Available for sale (cost: $5,494,377 in 2010; $6,997,009 in 2009)	5,413,492	6,704,378
Held to maturity (fair value: $1,225,253 in 2010; $416,483 in 2009)	1,324,339	567,607
Other (fair value: $412,709 in 2010; $508,624 in 2009)	412,709	508,624

Total investment securities	7,150,540	7,780,609

Loans and leases	52,315,942	52,306,457
Unearned discount	(325,560)	(369,771)

Loans and leases, net of unearned discount	51,990,382	51,936,686
Allowance for credit losses	(902,941)	(878,022)

Loans and leases, net	51,087,441	51,058,664

Premises and equipment	435,837	435,845
Goodwill	3,524,625	3,524,625
Core deposit and other intangible assets	125,917	182,418
Accrued interest and other assets	4,138,092	4,131,577

Total assets	$68,021,263	$68,880,399

Liabilities
Noninterest-bearing deposits	$14,557,568	$13,794,636
NOW accounts	1,393,349	1,396,471
Savings deposits	26,431,281	23,676,798
Time deposits	5,817,170	7,531,495
Deposits at Cayman Islands office	1,605,916	1,050,438

Total deposits	49,805,284	47,449,838

Federal funds purchased and agreements to repurchase securities	866,555	2,211,692
Other short-term borrowings	80,877	230,890
Accrued interest and other liabilities	1,070,701	995,056
Long-term borrowings	7,840,151	10,240,016

Total liabilities	59,663,568	61,127,492

Shareholders’ equity
Preferred stock, $1.00 par, 1,000,000 shares authorized, 778,000 shares issued and outstanding in 2010 and 2009 (liquidation preference $1,000 per share)	740,657	730,235
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued in 2010 and 2009	60,198	60,198
Common stock issuable, 71,345 shares in 2010; 75,170 shares in 2009	4,189	4,342
Additional paid-in capital	2,398,615	2,442,947
Retained earnings	5,426,701	5,076,884
Accumulated other comprehensive income (loss), net	(205,220)	(335,997)
Treasury stock — common, at cost — 693,974 shares in 2010; 2,173,916 shares in 2009	(67,445)	(225,702)

Total shareholders’ equity	8,357,695	7,752,907

Total liabilities and shareholders’ equity	$68,021,263	$68,880,399

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

(In thousands, except per share)	Year Ended December 31
	2010	2009	2008

Interest income
Loans and leases, including fees	$2,394,082	$2,326,748	$2,825,587
Deposits at banks	88	34	109
Federal funds sold	42	63	254
Agreements to resell securities	404	66	1,817
Trading account	615	534	1,469
Investment securities
Fully taxable	324,695	389,268	438,409
Exempt from federal taxes	9,869	8,484	9,946

Total interest income	2,729,795	2,725,197	3,277,591

Interest expense
NOW accounts	850	1,122	2,894
Savings deposits	85,226	112,550	248,083
Time deposits	100,241	206,220	330,389
Deposits at Cayman Islands office	1,368	2,391	84,483
Short-term borrowings	3,006	7,129	142,627
Long-term borrowings	271,578	340,037	529,319

Total interest expense	462,269	669,449	1,337,795

Net interest income	2,267,526	2,055,748	1,939,796
Provision for credit losses	368,000	604,000	412,000

Net interest income after provision for credit losses	1,899,526	1,451,748	1,527,796

Other income
Mortgage banking revenues	184,625	207,561	156,012
Service charges on deposit accounts	478,133	469,195	430,532
Trust income	122,613	128,568	156,149
Brokerage services income	49,669	57,611	64,186
Trading account and foreign exchange gains	27,286	23,125	17,630
Gain on bank investment securities	2,770	1,165	34,471
Total other-than-temporary impairment (“OTTI”) losses	(115,947)	(264,363)	(182,222)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	29,666	126,066	—

Net OTTI losses recognized in earnings	(86,281)	(138,297)	(182,222)
Equity in earnings of Bayview Lending Group LLC	(25,768)	(25,898)	(37,453)
Other revenues from operations	355,053	325,076	299,674

Total other income	1,108,100	1,048,106	938,979

Other expense
Salaries and employee benefits	999,709	1,001,873	957,086
Equipment and net occupancy	216,064	211,391	188,845
Printing, postage and supplies	33,847	38,216	35,860
Amortization of core deposit and other intangible assets	58,103	64,255	66,646
FDIC assessments	79,324	96,519	6,689
Other costs of operations	527,790	568,309	471,870

Total other expense	1,914,837	1,980,563	1,726,996

Income before taxes	1,092,789	519,291	739,779
Income taxes	356,628	139,400	183,892

Net income	$736,161	$379,891	$555,887

Net income available to common shareholders
Basic	$675,826	$332,006	$555,096
Diluted	675,853	332,006	555,096
Net income per common share
Basic	$5.72	$2.90	$5.04
Diluted	5.69	2.89	5.01

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(In thousands)	Year Ended December 31
	2010	2009	2008

Cash flows from operating activities
Net income	$736,161	$379,891	$555,887
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	368,000	604,000	412,000
Depreciation and amortization of premises and equipment	67,677	64,398	53,422
Amortization of capitalized servicing rights	56,582	62,268	65,722
Amortization of core deposit and other intangible assets	58,103	64,255	66,646
Provision for deferred income taxes	51,068	82,501	(17,020)
Asset write-downs	101,106	171,225	190,079
Net gain on sales of assets	(10,426)	(88)	(24,961)
Net change in accrued interest receivable, payable	(9,942)	(38,920)	15,023
Net change in other accrued income and expense	144,705	(154,992)	(201,402)
Net change in loans originated for sale	202,089	(57,105)	471,543
Net change in trading account assets and liabilities	(89,476)	11,956	41,477

Net cash provided by operating activities	1,675,647	1,189,389	1,628,416

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	23,310	9,427	57,843
Other	107,320	137,577	115,207
Proceeds from maturities of investment securities
Available for sale	1,539,591	2,187,553	1,908,725
Held to maturity	248,087	125,466	92,343
Purchases of investment securities
Available for sale	(440,560)	(651,549)	(836,448)
Held to maturity	(1,003,796)	(37,453)	(198,418)
Other	(7,647)	(21,088)	(191,995)
Net (increase) decrease in agreements to resell securities	—	90,000	(90,000)
Net (increase) decrease in loans and leases	(201,854)	657,458	(2,873,642)
Net (increase) decrease in interest-bearing deposits at banks	32,113	(123,051)	8,147
Other investments, net	(52,179)	(35,934)	(35,649)
Additions to capitalized servicing rights	(594)	(379)	(24,349)
Capital expenditures, net	(70,458)	(58,967)	(72,234)
Acquisitions, net of cash acquired
Banks and bank holding companies	213,204	202,993	—
Other, net	88,873	19,642	(123,289)

Net cash provided (used) by investing activities	475,410	2,501,695	(2,263,759)

Cash flows from financing activities
Net increase (decrease) in deposits	1,879,491	(528,964)	1,317,764
Net decrease in short-term borrowings	(1,522,646)	(745,251)	(2,811,736)
Proceeds from long-term borrowings	1,387	—	3,850,010
Payments on long-term borrowings	(2,515,729)	(2,390,182)	(2,216,978)
Dividends paid — common	(335,303)	(325,706)	(308,501)
Dividends paid — preferred	(40,225)	(31,946)	—
Proceeds from issuance of preferred stock and warrants	—	—	600,000
Other, net	69,381	9,156	5,388

Net cash provided (used) by financing activities	(2,463,644)	(4,012,893)	435,947

Net decrease in cash and cash equivalents	(312,587)	(321,809)	(199,396)
Cash and cash equivalents at beginning of year	1,246,342	1,568,151	1,767,547

Cash and cash equivalents at end of year	$933,755	$1,246,342	$1,568,151

Supplemental disclosure of cash flow information
Interest received during the year	$2,765,101	$2,748,880	$3,374,219
Interest paid during the year	490,767	704,173	1,363,351
Income taxes paid (refunded) during the year	287,740	(19,549)	290,324
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$199,285	$102,392	$142,517
Acquisitions
Fair value of
Assets acquired (noncash)	342,443	6,581,433	—
Liabilities assumed	528,108	6,318,998	—
Preferred stock issued	—	155,779	—
Common stock issued	—	272,824	—
Common stock options	—	1,367	—
Common stock warrants	—	6,467	—
Increase (decrease) from consolidation of securitization trusts
Loans	423,865	—	—
Investment securities — available for sale	(360,471)	—	—
Long-term borrowings	65,419	—	—
Accrued interest and other	2,025	—	—
Securitization of residential mortgage loans allocated to
Available for sale investment securities	—	140,942	866,169
Capitalized servicing rights	—	788	8,455
Investment securities available for sale transferred to held to maturity	—	—	298,108

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity

						Accumulated
						Other
(In thousands, except per share)			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income (Loss),	Treasury
	Stock	Stock	Issuable	Capital	Earnings	Net	Stock	Total

2008
Balance — January 1, 2008	$—	60,198	4,776	2,848,752	4,815,585	(114,822)	(1,129,233)	6,485,256
Comprehensive income:
Net income	—	—	—	—	555,887	—	—	555,887
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(497,262)	—	(497,262)
Defined benefit plans liability adjustment	—	—	—	—	—	(127,845)	—	(127,845)
Unrealized losses on terminated cash flow hedges	—	—	—	—	—	3,048	—	3,048

								(66,172)
Issuance of preferred stock and associated warrants	567,463	—	—	32,537	—	—	—	600,000
Repayment of management stock ownership program receivable	—	—	—	72	—	—	—	72
Stock-based compensation plans:
Compensation expense	—	—	—	46,025	—	—	3,602	49,627
Exercises	—	—	—	(28,543)	—	—	51,548	23,005
Directors’ stock plan	—	—	—	(450)	—	—	1,797	1,347
Deferred compensation plans, net, including dividend equivalents	—	—	(159)	(486)	(217)	—	959	97
Common stock cash dividends — $2.80 per share	—	—	—	—	(308,501)	—	—	(308,501)

Balance — December 31, 2008	$567,463	60,198	4,617	2,897,907	5,062,754	(736,881)	(1,071,327)	6,784,731
2009
Comprehensive income:
Net income	—	—	—	—	379,891	—	—	379,891
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	337,043	—	337,043
Defined benefit plans liability adjustment	—	—	—	—	—	57,284	—	57,284
Unrealized losses on terminated cash flow hedges	—	—	—	—	—	6,557	—	6,557

								780,775
Acquisition of Provident Bankshares Corporation:
Preferred stock issued	155,779	—	—	—	—	—	—	155,779
Common stock issued	—	—	—	(348,080)	—	—	620,904	272,824
Common stock options	—	—	—	1,367	—	—	—	1,367
Common stock warrants	—	—	—	6,467	—	—	—	6,467
Issuance of common stock to defined benefit pension plan	—	—	—	(51,417)	—	—	95,706	44,289
Preferred stock cash dividends	—	—	—	—	(31,946)	—	—	(31,946)
Amortization of preferred stock discount	6,993	—	—	—	(6,993)	—	—	—
Repayment of management stock ownership program receivable	—	—	—	195	—	—	—	195
Stock-based compensation plans:
Compensation expense	—	—	—	(21,773)	—	—	75,278	53,505
Exercises	—	—	—	(39,936)	—	—	50,170	10,234
Directors’ stock plan	—	—	—	(1,280)	—	—	2,531	1,251
Deferred compensation plans, net, including dividend equivalents	—	—	(275)	(503)	(205)	—	1,036	53
Common stock cash dividends — $2.80 per share	—	—	—	—	(326,617)	—	—	(326,617)

Balance — December 31, 2009	$730,235	60,198	4,342	2,442,947	5,076,884	(335,997)	(225,702)	7,752,907
2010
Comprehensive income:
Net income	—	—	—	—	736,161	—	—	736,161
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	134,904	—	134,904
Defined benefit plans liability adjustment	—	—	—	—	—	(3,846)	—	(3,846)
Unrealized gains on terminated cash flow hedge	—	—	—	—	—	(281)	—	(281)

								866,938
Preferred stock cash dividends		—	—	—	(40,225)	—	—	(40,225)
Amortization of preferred stock discount	10,422	—	—	—	(10,422)	—	—	—
Repayment of management stock ownership program receivable	—	—	—	3,783	—	—	—	3,783
Stock-based compensation plans:
Compensation expense	—	—	—	5,491	—	—	48,844	54,335
Exercises of stock options	—	—	—	(46,248)	—	—	96,868	50,620
Stock purchase plan	—	—	—	(8,482)	—	—	17,480	8,998
Directors’ stock plan	—	—	—	(362)	—	—	1,479	1,117
Deferred compensation plans, net, including dividend equivalents	—	—	(153)	(305)	(195)	—	639	(14)
Other	—	—	—	1,791	—	—	(7,053)	(5,262)
Common stock cash dividends — $2.80 per share	—	—	—	—	(335,502)	—	—	(335,502)

Balance — December 31, 2010	$740,657	60,198	4,189	2,398,615	5,426,701	(205,220)	(67,445)	8,357,695

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements

1.	Significant accounting policies
M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York. Through subsidiaries, M&T provides individuals, corporations and other businesses, and institutions with commercial and retail banking services, including loans and deposits, trust, mortgage banking, asset management, insurance and other financial services. Banking activities are largely focused on consumers residing in New York State, Pennsylvania, Maryland, Virginia and the District of Columbia and on small and medium-size businesses based in those areas. Banking services are also provided in Delaware, West Virginia and New Jersey, while certain subsidiaries also conduct activities in other areas.
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
The cost basis of individual securities is written down through a charge to earnings when declines in value below amortized cost are considered to be other than temporary. In cases where fair value is less than amortized cost and the Company intends to sell a debt security, it is more likely than not to be required to sell a debt security before recovery of its amortized cost basis, or the Company does not

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

expect to recover the entire amortized cost basis of a debt security, an other-than-temporary impairment is considered to have occurred. If the Company intends to sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value at the balance sheet date. If the Company does not expect to recover the entire amortized cost basis of the security, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings while the amount related to other factors is recognized in other comprehensive income, net of applicable taxes. Subsequently, the Company accounts for the other-than-temporarily impaired debt security as if the security had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. The cost basis of individual equity securities is written down to estimated fair value through a charge to earnings when declines in value below cost are considered to be other than temporary. Realized gains and losses on the sales of investment securities are determined using the specific identification method.

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
Except for consumer and residential mortgage loans that are considered smaller balance homogenous loans and are evaluated collectively and purchased-impaired loans, the Company considers a loan to be impaired for purposes of applying GAAP when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days. Purchased-impaired loans are considered impaired under GAAP when it is probable that the Company will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition. Regardless of loan type, the Company considers a loan to be impaired if it qualifies as a troubled debt restructuring. Impaired loans are classified as either nonaccrual or as loans renegotiated at below market rates, with the exception of purchased-impaired loans which continue to accrete income in accordance with GAAP. Certain loans greater than 90 days delinquent are not considered impaired if they are both well-secured and in the process of collection. Loans less than 90 days delinquent are deemed to have an insignificant delay in payment and are generally not considered impaired. Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral-dependent. Interest received on impaired loans placed on nonaccrual status is generally applied to reduce the carrying value of the loan or, if principal is considered fully collectible, recognized as interest income.
Due to changes in GAAP for loans acquired in a business combination subsequent to December 31, 2008, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. Because those loans are recorded at fair value, no carry-over of an acquired entity’s previously established allowance for credit losses may be recorded.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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

Sales and securitizations of financial assets
Due to changes in GAAP, transfers of financial assets that occur on or after January 1, 2010 for which the Company has surrendered control of the financial assets are accounted for as sales. Interests in a sale of financial assets that continue to be held by the Company, including servicing rights, are measured at fair value. Prior to January 1, 2010, transfers of financial assets for which the Company had surrendered control of the financial assets were accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets was received in exchange. Interests in a sale or securitization of financial assets that continued to be held by the Company, other than servicing rights which were initially measured at fair value, were measured at the date of transfer by allocating the previous carrying

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

amount between the assets transferred and the retained interests based on their relative estimated fair values. The fair values of retained debt securities are generally determined through reference to independent pricing information. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets.
Also due to changes in GAAP, for transfers of financial assets that occur on or after January 1, 2010 the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets was eliminated. The change in GAAP also eliminated the concept of qualifying special-purpose entities. As a result, beginning January 1, 2010, all formerly qualifying special-purpose entities had to be re-evaluated in accordance with the applicable consolidation guidance. Additional information on the effects of this accounting change and changes in the accounting guidance relating to the consolidation of variable interest entities is included in note 19.

Goodwill and core deposit and other intangible assets
Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but rather is tested for impairment at least annually at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as core deposit intangibles, are initially recorded at estimated value and are amortized over their estimated lives. Core deposit and other intangible assets are generally amortized using accelerated methods over estimated useful lives of five to ten years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of core deposit and other intangible assets may be impaired.

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

Earnings per common share
Basic earnings per common share exclude dilution and are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding (exclusive of shares represented by the unvested portion of restricted stock and restricted stock unit grants) and common shares issuable under deferred compensation arrangements during the period. Diluted earnings per common share reflect shares represented by the unvested portion of restricted stock and restricted stock unit grants and the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. Proceeds assumed to have been received on such exercise or conversion are assumed to be used to purchase shares of M&T common stock at the average market price during the period, as required by the “treasury stock method” of accounting.
GAAP requires that for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) shall be considered participating securities and shall be included in the computation of earnings per common share pursuant to the two-class method. In 2009 and 2010, the Company issued stock-based compensation awards in the form of restricted stock and restricted stock units that contain such rights and, accordingly, beginning in 2009 the Company’s earnings per common share are calculated using the two-class method. The effects of the application of the two-class method to earnings per common share amounts for prior years were immaterial.

Treasury stock
Repurchases of shares of M&T common stock are recorded at cost as a reduction of shareholders’ equity. Reissuances of shares of treasury stock are recorded at average cost.

2.	Acquisitions
On November 5, 2010, M&T Bank, M&T’s principal banking subsidiary, entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits, except certain brokered deposits, and acquire certain assets of K Bank, based in Randallstown, Maryland. As part of the transaction, M&T Bank entered into a loss-share arrangement with the FDIC whereby M&T Bank will be reimbursed by the FDIC for most losses it incurs on the acquired loan portfolio. The transaction was accounted for using the acquisition method of accounting and,

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

accordingly, assets acquired and liabilities assumed were recorded at estimated fair value on the acquisition date. Assets acquired in the transaction totaled approximately $556 million, including $154 million of loans and $186 million in cash, and liabilities assumed aggregated $528 million, including $491 million of deposits. In accordance with GAAP, M&T Bank recorded an after-tax gain on the transaction of $17 million ($28 million before taxes). The gain reflects the amount of financial support and indemnification against loan losses that M&T Bank obtained from the FDIC. There was no goodwill or other intangible assets recorded in connection with this transaction. The operations obtained in the K Bank acquisition transaction did not have a material impact on the Company’s consolidated financial position or results of operations.
On November 1, 2010, M&T entered into a definitive agreement with Wilmington Trust Corporation (“Wilmington Trust”), headquartered in Wilmington, Delaware, under which Wilmington Trust will be acquired by M&T. Pursuant to the terms of the agreement, Wilmington Trust common shareholders will receive .051372 shares of M&T common stock in exchange for each share of Wilmington Trust common stock in a stock-for-stock transaction valued at $351 million (with the price based on M&T’s closing price of $74.75 per share as of October 29, 2010), plus the assumption of $330 million in preferred stock issued by Wilmington Trust as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”).
At December 31, 2010, Wilmington Trust had approximately $10.9 billion of assets, including $7.5 billion of loans, $10.1 billion of liabilities, including $9.0 billion of deposits, and $60.1 billion of combined assets under management, including $43.6 billion managed by Wilmington Trust and $16.5 billion managed by affiliates. The merger is subject to a number of conditions, including the approval of various state and Federal regulators and Wilmington Trust’s common shareholders, and is expected to be completed by mid-year 2011.
On August 28, 2009, M&T Bank entered into a purchase and assumption agreement with the FDIC to assume all of the deposits and acquire certain assets of Bradford Bank (“Bradford”), Baltimore, Maryland. As part of the transaction, M&T Bank entered into a loss-share arrangement with the FDIC whereby M&T Bank will be reimbursed by the FDIC for most losses it incurs on the acquired loan portfolio. The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair value on the acquisition date. Assets acquired totaled approximately $469 million, including $302 million of loans, and liabilities assumed aggregated $440 million, including $361 million of deposits. In accordance with GAAP, M&T Bank recorded an after-tax gain on the transaction of $18 million ($29 million before taxes). There was no goodwill or other intangible assets recorded in connection with this transaction. The operations obtained in the Bradford acquisition transaction did not have a material impact on the Company’s consolidated financial position or results of operations.
On May 23, 2009, M&T acquired all of the outstanding common stock of Provident Bankshares Corporation (“Provident”), a bank holding company based in Baltimore, Maryland, in a stock-for-stock transaction. Provident Bank, Provident’s banking subsidiary, was merged into M&T Bank on that date. The results of operations acquired in the Provident transaction have been included in the Company’s financial results since May 23, 2009. Provident common shareholders received .171625 shares of M&T common stock in exchange for each share of Provident common stock, resulting in M&T issuing a total of 5,838,308 common shares with an acquisition date fair value of $273 million. In addition, based on the merger agreement, outstanding and unexercised options to purchase Provident common stock were converted into options to purchase the common stock of M&T. Those options had an estimated fair value of $1 million. In total, the purchase price was approximately $274 million based on the fair value on the acquisition date of M&T common stock exchanged and the options to purchase M&T common stock. Holders of Provident’s preferred stock were issued shares of new Series B and Series C Preferred Stock of M&T having substantially identical terms. That preferred stock and warrants to purchase common stock associated with the Series C Preferred Stock added $162 million to M&T’s shareholders’ equity.
The Provident transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Assets acquired totaled $6.3 billion, including $4.0 billion of loans and

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

leases (including approximately $1.7 billion of commercial real estate loans, $1.4 billion of consumer loans, $700 million of commercial loans and leases and $300 million of residential real estate loans) and $1.0 billion of investment securities. Liabilities assumed were $5.9 billion, including $5.1 billion of deposits. The transaction added $436 million to M&T’s shareholders’ equity, including $280 million of common equity and $156 million of preferred equity. In connection with the acquisition, the Company recorded $332 million of goodwill and $63 million of core deposit intangible. The core deposit intangible is being amortized over seven years using an accelerated method. The acquisition of Provident expanded the Company’s presence in the Mid-Atlantic area, gave the Company the second largest deposit share in Maryland, and tripled the Company’s presence in Virginia.
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

Interest income on acquired loans for the year ended December 31, 2010 was approximately $162 million. For the period from the date of acquisition to December 31, 2009, interest income on such loans was approximately $105 million. The outstanding principal balance and the carrying amount of these loans that is included in the consolidated balance sheet is as follows:

	December 31
	2010	2009
	(In thousands)

Outstanding principal balance	$3,139,025	$3,875,415
Carrying amount	2,966,754	3,644,110

Receivables (including loans and investment securities) obtained in the acquisition of Provident for which there was specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments represent less than .25% of the Company’s assets and, accordingly, are not considered material.
The following table discloses the impact of Provident (excluding the impact of merger-related expenses) since the acquisition on May 23, 2009 through the end of 2009. The table also presents certain pro forma information for 2009 as if Provident had been acquired on January 1, 2009 and for 2008 as if Provident had been acquired on January 1, 2008. These results combine the historical results of Provident into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated dates. In particular, no adjustments have been made to eliminate the amount of Provident’s provision for credit losses of $42 million in 2009 and $38 million in 2008 or the impact of other-than-temporary impairment losses recognized by Provident of $87 million in 2009 and $121 million in 2008 that would not have been

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

necessary had the acquired loans and investment securities been recorded at fair value as of the beginning of each year. Furthermore, expenses related to systems conversions and other costs of integration are included in the 2009 periods in which such costs were incurred. Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow.

		Pro Forma
	Actual Since	Year Ended
	Acquisition Through	December 31
	December 31, 2009	2009	2008
	(In thousands)

Total revenues	$194,578	$3,823,763	$4,533,161
Net income	32,686	292,862	510,897

The Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company of approximately $771 thousand ($469 thousand net of applicable income taxes) during 2010, $89 million ($54 million net of applicable income taxes) during 2009 and $4 million ($2 million net of applicable income taxes) during 2008. Those expenses consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance (for former Provident employees) and incentive compensation costs; travel costs; and printing, postage, supplies and other costs of commencing operations in new markets and offices. The remaining unpaid portion of merger-related expenses at December 31, 2010 was not significant.

A summary of merger-related expenses associated with acquisitions included in the consolidated statement of income for the years ended December 31, 2010, 2009 and 2008 follows:

	2010	2009	2008
	(In thousands)

Salaries and employee benefits	$7	$10,030	$62
Equipment and net occupancy	44	2,975	49
Printing, postage and supplies	74	3,677	367
Other costs of operations	646	72,475	3,069

	$771	$89,157	$3,547

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

3.	Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)

December 31, 2010
Investment securities available for sale:
U.S. Treasury and federal agencies	$61,772	$1,680	$18	$63,434
Obligations of states and political subdivisions	59,921	561	57	60,425
Mortgage-backed securities:
Government issued or guaranteed	3,146,054	161,298	1,111	3,306,241
Privately issued residential	1,677,064	10,578	252,081	1,435,561
Privately issued commercial	25,357	—	2,950	22,407
Collateralized debt obligations	95,080	24,754	9,078	110,756
Other debt securities	310,017	26,883	38,000	298,900
Equity securities	119,112	5,098	8,442	115,768

	5,494,377	230,852	311,737	5,413,492

Investment securities held to maturity:
Obligations of states and political subdivisions	191,119	1,944	694	192,369
Mortgage-backed securities:
Government issued or guaranteed	808,108	14,061	—	822,169
Privately issued	312,537	—	114,397	198,140
Other debt securities	12,575	—	—	12,575

	1,324,339	16,005	115,091	1,225,253

Other securities	412,709	—	—	412,709

Total	$7,231,425	$246,857	$426,828	$7,051,454

December 31, 2009
Investment securities available for sale:
U.S. Treasury and federal agencies	$102,755	$1,988	$57	$104,686
Obligations of states and political subdivisions	61,468	1,583	128	62,923
Mortgage-backed securities:
Government issued or guaranteed	3,777,642	131,407	6,767	3,902,282
Privately issued residential	2,438,353	9,630	383,079	2,064,904
Privately issued commercial	33,133	—	7,967	25,166
Collateralized debt obligations	103,159	23,389	11,202	115,346
Other debt securities	309,514	16,851	58,164	268,201
Equity securities	170,985	5,590	15,705	160,870

	6,997,009	190,438	483,069	6,704,378

Investment securities held to maturity:
Obligations of states and political subdivisions	203,825	1,419	1,550	203,694
Privately issued mortgage-backed securities	352,195	—	150,993	201,202
Other debt securities	11,587	—	—	11,587

	567,607	1,419	152,543	416,483

Other securities	508,624	—	—	508,624

Total	$8,073,240	$191,857	$635,612	$7,629,485

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

No investment in securities of a single non-U.S. Government or government agency issuer exceeded ten percent of shareholders’ equity at December 31, 2010.
As of December 31, 2010, the latest available investment ratings of all obligations of states and political subdivisions, privately issued mortgage-backed securities, collateralized debt obligations and other debt securities were:

	Amortized	Estimated	Average Credit Rating of Fair Value Amount
	Cost	Fair Value	A or Better	BBB	BB	B or Less	Not Rated
	(In thousands)

Obligations of states and political subdivisions	$251,040	$252,794	$172,088	$39,222	$200	$—	$41,284
Mortgage-backed securities:
Privately issued residential	1,989,601	1,633,701	736,043	138,522	37,699	721,437	—
Privately issued commercial	25,357	22,407	22,407	—	—	—	—
Collateralized debt obligations	95,080	110,756	6,474	12,268	14,917	77,097	—
Other debt securities	322,592	311,475	21,020	113,188	113,127	49,910	14,230

Total	$2,683,670	$2,331,133	$958,032	$303,200	$165,943	$848,444	$55,514

The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

	December 31
	2010	2009
	(In thousands)

Collateralized mortgage obligations:
Amortized cost	$2,195,422	$3,108,673
Estimated fair value	1,840,046	2,584,067

Gross realized gains on investment securities were $3,549,000 in 2010, $1,629,000 in 2009 and $34,730,000 in 2008. Gross realized losses on investment securities were $779,000 in 2010, $464,000 in 2009 and $259,000 in 2008. Effective January 1, 2009, the Company adopted new GAAP related to the recognition and presentation of other-than-temporary impairments of investment securities. In accordance with GAAP, the Company recognized $68 million and $128 million of pre-tax other-than-temporary impairment losses related to privately issued mortgage-backed securities in 2010 and 2009, respectively. The impairment charges were recognized in light of deterioration of real estate values and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. Approximately $6 million and $10 million of the impairment charges recognized in 2010 and 2009, respectively, related to collateralized debt obligations backed largely by trust preferred securities issued by financial institutions. Also reflected in 2010’s impairment charges was a $12 million charge related to American Depositary Shares (“ADSs”) of Allied Irish Banks, p.l.c. (“AIB”) obtained in M&T’s 2003 acquisition of a former subsidiary of AIB. The other-than-temporary impairment losses recognized were net of $30 million and $126 million of unrealized losses classified in accumulated other comprehensive income related to those securities for the years ended December 31, 2010 and 2009, respectively. The other-than-temporary impairment losses represent management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance. The effect of the adoption of the new accounting requirements on debt securities previously reported as other-than-temporarily impaired was not material and, therefore, the Company did not record a transition adjustment as of January 1, 2009. During 2008, the Company recognized $182 million of other-than-temporary impairment losses, mainly attributable to a $153 million impairment charge recognized on its preferred stock holdings of The Federal National Mortgage Association (“Fannie Mae”) and The Federal Home Loan Mortgage Corporation (“Freddie

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Mac”) with a cost basis of $162 million following the placement of those government-sponsored entities into conservatorship on September 7, 2008. Other-than-temporary charges of $18 million and $11 million were also recognized during 2008 on privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions, respectively.
Changes in credit losses during 2010 and 2009 associated with debt securities for which other-than-temporary impairment losses have been previously recognized in earnings follows:

	Year Ended December 31
	2010	2009
	(In thousands)

Estimated credit losses — beginning balance	$284,513	$155,967
Additions for credit losses not previously recognized	74,288	138,297
Reductions for increases in cash flows	(754)	(1,393)
Reductions for realized losses	(30,135)	(8,358)

Estimated credit losses — ending balance	$327,912	$284,513

At December 31, 2010, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Debt securities available for sale:
Due in one year or less	$40,263	$40,367
Due after one year through five years	55,144	57,226
Due after five years through ten years	22,421	24,658
Due after ten years	408,962	411,264

	526,790	533,515
Mortgage-backed securities available for sale	4,848,475	4,764,209

	$5,375,265	$5,297,724

Debt securities held to maturity:
Due in one year or less	$28,161	$28,353
Due after one year through five years	10,628	10,971
Due after five years through ten years	138,361	139,162
Due after ten years	26,544	26,458

	203,694	204,944
Mortgage-backed securities held to maturity	1,120,645	1,020,309

	$1,324,339	$1,225,253

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

A summary of investment securities that as of December 31, 2010 and 2009 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
		(In thousands)

December 31, 2010
Investment securities available for sale:
U.S. Treasury and federal agencies	$27,289	$(18)	$—	$—
Obligations of states and political subdivisions	3,712	(18)	2,062	(39)
Mortgage-backed securities:
Government issued or guaranteed	68,507	(1,079)	2,965	(32)
Privately issued residential	61,192	(1,054)	1,057,315	(251,027)
Privately issued commercial	—	—	22,407	(2,950)
Collateralized debt obligations	12,462	(6,959)	6,004	(2,119)
Other debt securities	2,134	(10)	88,969	(37,990)
Equity securities	5,326	(3,721)	673	(4,721)

	180,622	(12,859)	1,180,395	(298,878)

Investment securities held to maturity:
Obligations of states and political subdivisions	76,318	(638)	467	(56)
Privately issued mortgage-backed securities	—	—	198,140	(114,397)

	76,318	(638)	198,607	(114,453)

Total	$256,940	$(13,497)	$1,379,002	$(413,331)

December 31, 2009
Investment securities available for sale:
U.S. Treasury and federal agencies	$6,265	$(53)	$572	$(4)
Obligations of states and political subdivisions	9,540	(83)	3,578	(45)
Mortgage-backed securities:
Government issued or guaranteed	685,319	(6,460)	19,379	(307)
Privately issued residential	98,312	(2,871)	1,504,020	(380,208)
Privately issued commercial	—	—	25,166	(7,967)
Collateralized debt obligations	13,046	(10,218)	3,598	(984)
Other debt securities	5,786	(174)	138,705	(57,990)
Equity securities	7,449	(1,728)	23,159	(13,977)

	825,717	(21,587)	1,718,177	(461,482)

Investment securities held to maturity:
Obligations of states and political subdivisions	136,032	(1,492)	626	(58)
Privately issued mortgage-backed securities	—	—	201,202	(150,993)

	136,032	(1,492)	201,828	(151,051)

Total	$961,749	$(23,079)	$1,920,005	$(612,533)

The Company owned 542 individual investment securities with aggregate gross unrealized losses of $427 million at December 31, 2010. Approximately $366 million of the unrealized losses pertain to privately issued mortgage-backed securities with a cost basis of $1.7 billion. The Company also had $47 million of unrealized losses on trust preferred securities issued by financial institutions, securities

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

backed by trust preferred securities issued by financial institutions and other entities, and other debt securities having a cost basis of $157 million. Based on a review of each of the remaining securities in the investment securities portfolio at December 31, 2010, with the exception of the aforementioned securities for which other-than-temporary impairment losses were recognized, the Company concluded that it expected to recover the amortized cost basis of its investment. As of December 31, 2010, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities. At December 31, 2010, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $413 million of cost method investment securities.
At December 31, 2010, investment securities with a carrying value of $4,762,579,000, including $3,500,392,000 of investment securities available for sale, were pledged to secure demand notes issued to the U.S. Treasury, borrowings from various FHLBs, repurchase agreements, governmental deposits, interest rate swap agreements and available lines of credit as described in note 9.
Investment securities pledged by the Company to secure obligations whereby the secured party is permitted by contract or custom to sell or repledge such collateral totaled $1,937,817,000 at December 31, 2010. The pledged securities included securities of the U.S. Treasury and federal agencies and mortgage-backed securities.

4.	Loans and leases
Total loans and leases outstanding were comprised of the following:

	December 31
	2010	2009
	(In thousands)

Loans
Commercial, financial, etc.	$11,999,065	$11,913,437
Real estate:
Residential	5,876,413	5,401,932
Commercial	16,977,747	16,345,601
Construction	4,332,618	4,726,570
Consumer	11,483,564	12,041,617

Total loans	50,669,407	50,429,157
Leases
Commercial	1,646,535	1,877,300

Total loans and leases	52,315,942	52,306,457
Less: unearned discount	(325,560)	(369,771)

Total loans and leases, net of unearned discount	$51,990,382	$51,936,686

One-to-four family residential mortgage loans held for sale were $341 million at December 31, 2010 and $530 million at December 31, 2009. Commercial mortgage loans held for sale were $204 million at December 31, 2010 and $123 million at December 31, 2009.
As of December 31, 2010, approximately $13 million of one-to-four family residential mortgage loans serviced for others had been sold with credit recourse. As of December 31, 2010, approximately $1.6 billion of commercial mortgage loan balances serviced for others had been sold with recourse in conjunction with the Company’s participation in the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program. At December 31, 2010, the Company estimated that the recourse obligations described above were not material to the Company’s consolidated financial position. There have been no material losses incurred as a result of those credit recourse arrangements.
In addition to recourse obligations, as described in note 21, the Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. Charges

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

incurred for such obligation, which are recorded as a reduction of mortgage banking revenues, were $30 million, $10 million and $4 million in 2010, 2009 and 2008, respectively.
A summary of current, past due and nonaccrual loans as of December 31, 2010 was as follows:

			90 Days or More
		30-89 Days	Past Due and	Purchased
	Current	Past Due	Accruing	Impaired	Nonaccrual	Total
	(In thousands)

Commercial, financial, leasing, etc	$13,088,887	$96,087	$16,647	$2,250	$186,739	$13,390,610
Real estate:
Commercial	16,589,240	89,906	35,338	8,275	209,031	16,931,790
Residential builder and developer	891,764	30,805	9,763	72,710	346,448	1,351,490
Other commercial construction	2,723,399	36,420	11,323	2,098	126,641	2,899,881
Residential	4,699,711	229,641	192,276	9,320	172,729	5,303,677
Residential Alt-A	475,236	42,674	—	—	106,469	624,379
Consumer:
Home equity lines and loans	6,472,563	38,367	—	2,366	43,055	6,556,351
Automobile	2,608,230	44,604	—	—	31,892	2,684,726
Other	2,190,353	36,689	4,246	—	16,190	2,247,478

Total	$49,739,383	$645,193	$269,593	$97,019	$1,239,194	$51,990,382

Nonaccrual loans totaled $1,331,702,000 at December 31, 2009. Renegotiated loans (loans which had been renegotiated at below-market interest rates or for which other concessions were granted, but are accruing interest) were $233,342,000 and $212,548,000 at December 31, 2010 and 2009, respectively. To assist borrowers the Company modified the terms of select loans secured by residential real estate, largely from the Company’s portfolio of Alt-A loans. At December 31, 2010, outstanding balances of those modified loans totaled approximately $308 million. Of that total, $117 million were included in nonaccrual loans at December 31, 2010. The remaining $191 million of such modified loans have demonstrated payment capability consistent with the modified terms and accordingly, were classified as renegotiated loans and were accruing interest at the 2010 year-end. If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on such loans would have amounted to $90,351,000 in 2010 and $99,618,000 in 2009. The actual amounts included in interest income during 2010 and 2009 on such loans were $40,139,000 and $43,920,000, respectively.
Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $120,000 amounted to $105,540,000 and $106,845,000 at December 31, 2010 and 2009, respectively. During 2010, new borrowings by such persons amounted to $2,711,000 (including any borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions (including reductions resulting from retirements) were $4,016,000.
At December 31, 2010, approximately $6.0 billion of commercial loans and leases, $6.7 billion of commercial mortgage loans, $3.0 billion of one-to-four family residential mortgage loans, $4.4 billion of home equity loans and lines of credit and $3.2 billion of other consumer loans were pledged to secure outstanding borrowings from the FHLB of New York and available lines of credit as described in note 9.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The Company’s loan and lease portfolio includes commercial lease financing receivables consisting of direct financing and leveraged leases for machinery and equipment, railroad equipment, commercial trucks and trailers, and aircraft. A summary of lease financing receivables follows:

	December 31
	2010	2009
	(In thousands)

Commercial leases:
Direct financings:
Lease payments receivable	$1,205,499	$1,406,238
Estimated residual value of leased assets	96,441	99,968
Unearned income	(181,771)	(224,768)

Investment in direct financings	1,120,169	1,281,438
Leveraged leases:
Lease payments receivable	164,818	185,679
Estimated residual value of leased assets	179,777	185,415
Unearned income	(63,154)	(74,131)

Investment in leveraged leases	281,441	296,963

Total investment in leases	$1,401,610	$1,578,401

Deferred taxes payable arising from leveraged leases	$202,566	$212,910

Included within the estimated residual value of leased assets at December 31, 2010 and 2009 were $53 million and $56 million, respectively, in residual value associated with direct financing leases that are guaranteed by the lessees. The Company is indemnified from loss by AIB on a portion of leveraged leases obtained in the acquisition of a former subsidiary of AIB on April 1, 2003. Amounts in the leveraged lease section of the table subject to such indemnification included lease payments receivable of $5 million and $7 million as of December 31, 2010 and 2009, respectively, estimated residual value of leased assets of $26 million and $31 million as of December 31, 2010 and 2009, respectively, and unearned income of $4 million and $6 million as of December 31, 2010 and 2009, respectively.
At December 31, 2010, the minimum future lease payments to be received from lease financings were as follows:

Total
(In thousands)

Year ending December 31:
2011	$316,545
2012	287,561
2013	186,582
2014	126,186
2015	86,833
Later years	366,610

$1,370,317

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

5.	Allowance for credit losses
Changes in the allowance for credit losses for the year ended December 31, 2010 were as follows:

	Commercial,
	Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$219,170	$359,770	$91,582	$137,124	$70,376	$878,022
Provision for credit losses	58,438	159,023	52,960	97,573	6	368,000
Consolidation of loan securitization trusts	—	—	2,752	—	—	2,752
Net charge-offs
Charge-offs	(91,650)	(124,087)	(71,016)	(125,593)	—	(412,346)
Recoveries	26,621	5,856	10,073	23,963	—	66,513

Net charge-offs	(65,029)	(118,231)	(60,943)	(101,630)	—	(345,833)

Ending balance	$212,579	$400,562	$86,351	$133,067	$70,382	$902,941

Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type. Changes in the allowance for credit losses for 2009 and 2008 were as follows:

	Year Ended December 31
	2009	2008
	(In thousands)

Beginning balance	$787,904	$759,439
Provision for credit losses	604,000	412,000
Allowance related to loans sold or securitized	—	(525)
Net charge-offs
Charge-offs	(556,462)	(420,655)
Recoveries	42,580	37,645

Net charge-offs	(513,882)	(383,010)

Ending balance	$878,022	$787,904

In ascertaining the adequacy of the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type. The amounts of loss components in the Company’s loan and lease portfolios are determined through a loan by loan analysis of larger balance commercial and commercial real estate loans that are in nonaccrual status and by applying loss factors to groups of loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. In determining the allowance for credit losses the Company utilizes an extensive loan grading system which is applied to all commercial and commercial real estate credits. Loan officers are responsible for continually assigning grades to loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also extensively monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, financial condition, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans;

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

effects of changes in credit concentrations; and observed trends and practices in the banking industry. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. The following table provides information with respect to impaired loans and leases as of and for the year ended December 31, 2010.

	December 31, 2010			Year Ended December 31, 2010
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest Income Recognized
	Investment	Balance	Allowance	Investment	Total	Cash Basis
	(In thousands)

With an allowance recorded:
Commercial, financial, leasing, etc.	$121,744	$170,888	$40,909
Real estate:
Commercial	110,975	140,015	17,393
Residential builder and developer	263,545	295,031	78,597
Other commercial construction	80,934	85,432	22,067
Residential	73,006	85,279	3,375
Residential Alt-A	180,665	191,445	36,000
Consumer:
Home equity lines and loans	11,799	13,378	2,227
Automobile	58,858	58,858	12,597
Other	2,978	2,978	768

	904,504	1,043,304	213,933

With no related allowance recorded:
Commercial, financial, leasing, etc.	65,827	86,332	—
Real estate:
Commercial	101,939	116,316	—
Residential builder and developer	100,799	124,383	—
Other commercial construction	46,656	50,496	—
Residential	5,035	7,723	—
Residential Alt-A	28,967	47,879	—

	349,223	433,129	—

Total:
Commercial, financial, leasing, etc.	187,571	257,220	40,909	$266,685	$5,027	$5,003
Real estate:
Commercial	212,914	256,331	17,393	233,429	1,990	1,748
Residential builder and developer	364,344	419,414	78,597	322,249	1,723	753
Other commercial construction	127,590	135,928	22,067	64,436	462	449
Residential	78,041	93,002	3,375	62,104	3,079	1,793
Residential Alt-A	209,632	239,324	36,000	220,589	8,397	1,758
Consumer:
Home equity lines and loans	11,799	13,378	2,227	11,807	790	202
Automobile	58,858	58,858	12,597	54,221	3,684	1,233
Other	2,978	2,978	768	3,165	243	48

Total	$1,253,727	$1,476,433	$213,933	$1,238,685	$25,395	$12,987

The recorded investment in loans considered impaired for purposes of applying GAAP was $1,311,616,000 at December 31, 2009. The recorded investment in loans considered impaired for which there was a related valuation allowance for impairment included in the allowance for credit losses and the amount of such impairment allowance were $1,077,626,000 and $244,137,000, respectively, at December 31, 2009. The recorded investment in loans considered impaired for which there was no related valuation allowance for impairment was $233,990,000 at December 31, 2009. The average recorded investment in impaired loans during 2009 and 2008 was $986,164,000 and $371,298,000, respectively. Interest income recognized on impaired loans totaled $10,224,000 and $7,222,000 for the years ended December 31, 2009 and 2008, respectively.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The following table summarizes the loan grades applied to the Company’s commercial and commercial real estate loans as of December 31, 2010.

		Real Estate
	Commercial,		Residential	Other
	Financial,		Builder and	Commercial
	Leasing, etc	Commercial	Developer	Construction
	(In thousands)

Pass	$12,371,138	$15,831,104	$693,110	$2,253,589
Criticized accrual	832,733	891,655	311,932	519,651
Criticized nonaccrual	186,739	209,031	346,448	126,641

Total	$13,390,610	$16,931,790	$1,351,490	$2,899,881

In assessing the adequacy of the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance (see note 4), collateral values and trends related thereto. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values.
The Company also measures additional losses for purchased impaired loans when it is probable that the Company will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition. In addition, the Company also provides an inherent unallocated portion of the allowance that is intended to recognize probable losses that are not otherwise identifiable and includes management’s subjective determination of amounts necessary to provide for the possible use of imprecise estimates in determining the allocated portion of the allowance.
At December 31, 2010 the allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial,
	Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)

Individually evaluated for impairment	$40,459	$114,082	$39,000	$15,492	$209,033
Collectively evaluated for impairment	171,670	282,505	46,976	117,475	618,626
Purchased impaired	450	3,975	375	100	4,900

Allocated	$212,579	$400,562	$86,351	$133,067	$832,559

Unallocated					70,382

Total					$902,941

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of December 31, 2010 was as follows:

	Commercial,
	Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)

Individually evaluated for impairment	$186,739	$682,120	$286,612	$72,082	$1,227,553
Collectively evaluated for impairment	13,201,621	20,417,958	5,632,124	11,414,107	50,665,810
Purchased impaired	2,250	83,083	9,320	2,366	97,019

Total	$13,390,610	$21,183,161	$5,928,056	$11,488,555	$51,990,382

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

6.	Premises and equipment
The detail of premises and equipment was as follows:

	December 31
	2010	2009
	(In thousands)

Land	$64,728	$63,961
Buildings — owned	280,288	271,181
Buildings — capital leases	1,131	1,131
Leasehold improvements	172,638	165,110
Furniture and equipment — owned	366,227	345,421
Furniture and equipment — capital leases	1,387	—

	886,399	846,804
Less: accumulated depreciation and amortization
Owned assets	449,571	410,218
Capital leases	991	741

	450,562	410,959

Premises and equipment, net	$435,837	$435,845

Net lease expense for all operating leases totaled $94,646,000 in 2010, $89,030,000 in 2009 and $73,886,000 in 2008. Minimum lease payments under noncancelable operating leases are presented in note 21. Minimum lease payments required under capital leases are not material.

7.	Capitalized servicing assets
Changes in capitalized servicing assets were as follows:

				Small-Balance
	Residential Mortgage Loans			Commercial Mortgage Loans
For Year Ended December 31,	2010	2009	2008	2010	2009	2008
	(In thousands)

Beginning balance	$101,155	$106,979	$118,763	$40,251	$58,044	$56,956
Originations	27,430	31,034	17,765	—	—	—
Purchases	593	972	3,322	—	—	20,974
Assumed in loan securitizations (note 19)	—	788	8,455	—	—	—
Consolidation of loan securitization trusts (note 19)	(1,843)	—	—	—	—	—
Amortization	(35,269)	(38,618)	(41,326)	(14,054)	(17,793)	(19,886)

	92,066	101,155	106,979	26,197	40,251	58,044
Valuation allowance	—	(50)	(22,000)	—	—	—

Ending balance, net	$92,066	$101,105	$84,979	$26,197	$40,251	$58,044

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

	Commercial Mortgage Loans			Total
For Year Ended December 31,	2010	2009	2008	2010	2009	2008
	(In thousands)

Beginning balance	$32,896	$26,336	$20,240	$174,302	$191,359	$195,959
Originations	16,976	12,417	10,606	44,406	43,451	28,371
Purchases	—	—	—	593	972	24,296
Assumed in loan securitizations (note 19)	—	—	—	—	788	8,455
Consolidation of loan securitization trusts (note 19)	—	—	—	(1,843)	—	—
Amortization	(7,259)	(5,857)	(4,510)	(56,582)	(62,268)	(65,722)

	42,613	32,896	26,336	160,876	174,302	191,359
Valuation allowance	—	—	—	—	(50)	(22,000)

Ending balance, net	$42,613	$32,896	$26,336	$160,876	$174,252	$169,359

Residential mortgage loans serviced for others were $15.9 billion at each of December 31, 2010 and December 31, 2009 and $15.4 billion at December 31, 2008. Small-balance commercial mortgage loans serviced for others were $5.2 billion, $5.5 billion and $5.9 billion at December 31, 2010, 2009 and 2008, respectively. Commercial mortgage loans serviced for others were $8.1 billion, $7.1 billion and $6.4 billion at December 31, 2010, 2009 and 2008, respectively.
During 2010 and 2009, $50,000 and $21,950,000, respectively, of the valuation allowance for capitalized residential mortgage loan servicing assets was reversed because of increases in the market value of certain strata of servicing assets relative to the amortized cost basis of the servicing assets in such strata. During 2008, a provision for impairment of $16,000,000 was added to the valuation allowance for capitalized residential mortgage loan servicing assets because the carrying value of certain strata of capitalized servicing assets exceeded estimated fair value. The estimated fair value of capitalized residential mortgage loan servicing assets was approximately $162 million at December 31, 2010 and $158 million at December 31, 2009. The fair value of capitalized residential mortgage loan servicing assets was estimated using weighted-average discount rates of 13.2% and 13.3% at December 31, 2010 and 2009, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2010 and 2009, the discount rate represented a weighted-average option-adjusted spread (“OAS”) of 748 basis points (hundredths of one percent) and 775 basis points, respectively, over market implied forward London Interbank Offered Rates. The estimated fair value of capitalized small-balance commercial mortgage loan servicing assets was approximately $58 million at December 31, 2010 and $64 million at December 31, 2009. The fair value of capitalized small-balance commercial loan servicing assets was estimated using weighted-average discount rates of 19.7% and 20.3% at December 31, 2010 and 2009, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2010 and 2009, the discount rate represented a weighted-average OAS of 1,778 basis points and 1,779 basis points, respectively, over market implied forward London Interbank Offered Rates. The estimated fair value of capitalized residential and small-balance commercial mortgage loan servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The estimated fair value of capitalized commercial mortgage loan servicing assets was approximately $50 million and $39 million at December 31, 2010 and 2009, respectively. An 18% discount rate was used to estimate the fair value of capitalized commercial mortgage loan servicing rights at December 31, 2010 and 2009 with no prepayment assumptions because, in general, the servicing agreements allow the Company to share in customer loan prepayment fees and thereby recover the remaining carrying value of the capitalized servicing rights associated with such loan. The Company’s ability to realize the carrying value of capitalized commercial mortgage servicing rights is more dependent on the borrowers’ abilities to repay the underlying loans than on prepayments or changes in interest rates.
The key economic assumptions used to determine the fair value of capitalized servicing rights at December 31, 2010 and the sensitivity of such value to changes in those assumptions are summarized in

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

		Small-Balance
	Residential	Commercial	Commercial

Weighted-average prepayment speeds	13.60%	7.98%
Impact on fair value of 10% adverse change	$(8,017,000)	$(2,358,000)
Impact on fair value of 20% adverse change	(15,254,000)	(4,521,000)
Weighted-average OAS	7.48%	17.78%
Impact on fair value of 10% adverse change	$(1,188,000)	$(1,913,000)
Impact on fair value of 20% adverse change	(4,047,000)	(3,742,000)
Weighted-average discount rate			18.00%
Impact on fair value of 10% adverse change			$(2,245,000)
Impact on fair value of 20% adverse change			(4,324,000)

8.	Goodwill and other intangible assets
In accordance with GAAP, the Company does not amortize goodwill, however, core deposit and other intangible assets are amortized over the estimated life of each respective asset. Total amortizing intangible assets were comprised of the following:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

December 31, 2010
Core deposit	$701,000	$576,986	$124,014
Other	119,968	118,065	1,903

Total	$820,968	$695,051	$125,917

December 31, 2009
Core deposit	$701,000	$524,358	$176,642
Other	118,366	112,590	5,776

Total	$819,366	$636,948	$182,418

Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of five to ten years. The weighted-average original amortization period was approximately eight years. The remaining weighted-average amortization period as of December 31, 2010 was approximately five years. Amortization expense for core deposit and other intangible assets was $58,103,000, $64,255,000 and $66,646,000 for the years ended December 31, 2010,

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

2009 and 2008, respectively. Estimated amortization expense in future years for such intangible assets is as follows:

(In thousands)

Year ending December 31:
2011	$42,139
2012	32,668
2013	24,072
2014	16,109
2015	8,346
Later years	2,583

$125,917

In accordance with GAAP, the Company completed annual goodwill impairment tests as of October 1, 2010, 2009 and 2008. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations, which has historically been the Company’s core relationship business reporting units. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The implied fair value of the goodwill was determined as the difference between the estimated incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. To test for goodwill impairment at each evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. The methodologies used to estimate fair values of reporting units as of the acquisition dates and as of the evaluation dates were similar. For the Company’s core customer relationship business reporting units, fair value was estimated as the present value of the expected future cash flows of the reporting unit. Based on the results of the goodwill impairment tests, the Company concluded that the amount of recorded goodwill was not impaired at the respective testing dates.
A summary of goodwill assigned to each of the Company’s reportable segments as of December 31, 2010 and 2009 for purposes of testing for impairment is as follows.

(In thousands)

Business Banking	$748,907
Commercial Banking	907,524
Commercial Real Estate	349,197
Discretionary Portfolio	—
Residential Mortgage Banking	—
Retail Banking	1,144,404
All Other	374,593

Total	$3,524,625

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

9.	Borrowings
The amounts and interest rates of short-term borrowings were as follows:

	Federal Funds
	Purchased
	and	Other
	Repurchase	Short-term
	Agreements	Borrowings	Total
	(Dollars in thousands)

At December 31, 2010
Amount outstanding	$866,555	$80,877	$947,432
Weighted-average interest rate	0.19%	0.20%	0.19%
For the year ended December 31, 2010
Highest amount at a month-end	$2,612,727	$236,842
Daily-average amount outstanding	1,749,525	104,508	$1,854,033
Weighted-average interest rate	0.15%	0.33%	0.16%
At December 31, 2009
Amount outstanding	$2,211,692	$230,890	$2,442,582
Weighted-average interest rate	0.04%	0.66%	0.10%
For the year ended December 31, 2009
Highest amount at a month-end	$2,491,573	$2,049,727
Daily-average amount outstanding	1,885,464	1,025,601	$2,911,065
Weighted-average interest rate	0.15%	0.42%	0.24%
At December 31, 2008
Amount outstanding	$970,529	$2,039,206	$3,009,735
Weighted-average interest rate	0.10%	0.36%	0.27%
For the year ended December 31, 2008
Highest amount at a month-end	$5,291,846	$2,039,206
Daily-average amount outstanding	4,652,388	1,433,734	$6,086,122
Weighted-average interest rate	2.15%	2.97%	2.34%

Short-term borrowings have a stated maturity of one year or less at the date the Company entered into the obligation. In general, federal funds purchased and short-term repurchase agreements outstanding at December 31, 2010 matured on the next business day following year-end. Other short-term borrowings included $28 million and $152 million at December 31, 2010 and 2009, respectively, of borrowings from the FHLB of Atlanta. The remaining short-term borrowings were from the U.S. Treasury and others.
At December 31, 2010, the Company had lines of credit under formal agreements as follows:

			M&T
	M&T	M&T Bank	Bank, N.A.
	(In thousands)

Outstanding borrowings	$—	$2,897,133	$—
Unused	30,000	12,914,549	98,158

M&T has a revolving credit agreement with an unaffiliated commercial bank whereby M&T may borrow up to $30 million at its discretion through December 2, 2011. At December 31, 2010, M&T Bank had borrowing facilities available with the FHLBs whereby M&T Bank could borrow up to approximately $6.0 billion. Additionally, M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T, had available lines of credit with the Federal Reserve Bank of New York totaling approximately $9.9 billion at December 31, 2010. M&T Bank and M&T Bank, N.A. are required to pledge loans and investment securities as collateral for these borrowing facilities.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Long-term borrowings were as follows:

	December 31,
	2010	2009
	(In thousands)

Senior notes of M&T — 5.375% due 2012	$299,971	$299,950
Advances from FHLB:
Variable rates	2,525,268	4,405,925
Fixed rates	347,161	818,562
Agreements to repurchase securities	1,625,001	1,625,001
Subordinated notes of M&T Bank:
8% due 2010	—	140,854
3.85% due 2013, variable rate commenced in 2008	400,000	400,000
6.625% due 2017	425,969	404,428
9.5% due 2018	50,000	50,000
5.585% due 2020, variable rate commencing 2015	372,668	366,883
5.629% due 2021, variable rate commencing 2016	568,196	545,194
Junior subordinated debentures associated with preferred capital securities:
Fixed rates:
M&T Capital Trust I — 8.234%, due 2027	154,640	154,640
M&T Capital Trust II — 8.277%, due 2027	103,093	103,093
M&T Capital Trust III — 9.25%, due 2027	67,084	67,409
BSB Capital Trust I — 8.125%, due 2028	15,519	15,496
Provident Trust I — 8.29%, due 2028	24,256	24,061
Southern Financial Statutory Trust I — 10.60%, due 2030	6,455	6,439
M&T Capital Trust IV — 8.50%, due 2068	350,010	350,010
Variable rates:
First Maryland Capital I — due 2027	143,025	142,487
First Maryland Capital II — due 2027	143,975	143,312
Allfirst Asset Trust — due 2029	95,623	95,477
BSB Capital Trust III — due 2033	15,464	15,464
Provident Trust III — due 2033	50,823	50,430
Southern Financial Capital Trust III — due 2033	7,566	7,513
Other	48,384	7,388

	$7,840,151	$10,240,016

Long-term variable rate advances from the FHLB had contractual interest rates that ranged from 0.24% to 2.00% at December 31, 2010 and from 0% to 3.53% at December 31, 2009. The weighted-average contractual interest rates were 0.32% at December 31, 2010 and 0.35% at December 31, 2009. Long-term fixed rate advances from the FHLB had contractual interest rates ranging from 3.48% to 7.32%. The weighted-average contractual interest rates payable were 4.33% at December 31, 2010 and 4.89% at December 31, 2009. Advances from the FHLB mature at various dates through 2035 and are secured by residential real estate loans, commercial real estate loans and investment securities.
Long-term agreements to repurchase securities had contractual interest rates that ranged from 3.69% to 5.14%. The weighted-average contractual interest rates were 4.16% at December 31, 2010 and 4.21% at December 31, 2009. The agreements outstanding at December 31, 2010 reflect various repurchase dates through 2017, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The subordinated notes of M&T Bank are unsecured and are subordinate to the claims of depositors and other creditors of M&T Bank. The subordinated notes of M&T Bank due 2013 had a fixed rate of interest of 3.85% through March 2008 and bear a floating rate of interest thereafter until maturity in April 2013, at a rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 1.50%. That variable rate was 1.79% at each of December 31, 2010 and 2009.
The fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are held by various trusts and were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in M&T’s Tier 1 capital. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act that was signed into law on July 21, 2010 provides for a three-year phase-in related to the exclusion of trust preferred capital securities from Tier 1 capital for large financial institutions, including M&T. That phase-in period begins on January 1, 2013. The variable rate Junior Subordinated Debentures pay interest quarterly at rates that are indexed to the three-month LIBOR. Those rates ranged from 1.14% to 3.64% at December 31, 2010 and from 1.13% to 3.63% at December 31, 2009. The weighted-average variable rates payable on those Junior Subordinated Debentures were 1.72% and 1.70% at December 31, 2010 and 2009, respectively.
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
Long-term borrowings at December 31, 2010 mature as follows:

(In thousands)

Year ending December 31:
2011	$1,886,860
2012	1,560,616
2013	392,870
2014	7,570
2015	—
Later years	3,992,235

$7,840,151

10.	Shareholders’ equity
M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.
Issued and outstanding preferred stock of M&T is presented below:

	Shares	Carrying	Carrying
	Issued and	Value	Value
	Outstanding	December 31, 2010	December 31, 2009
	(Dollars in thousands)

Series A(a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share, 600,000 shares authorized	600,000	$578,630	$572,580
Series B(b)
Series B Mandatory Convertible Non-cumulative Preferred Stock, $1,000 liquidation preference per share, 26,500 shares authorized	26,500	26,500	26,500
Series C(a)(c)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share, 151,500 shares authorized	151,500	135,527	131,155

(a)	Shares were issued as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). Cash proceeds were allocated between the preferred stock and a ten-year warrant to purchase M&T common stock (Series A — 1,218,522 common shares at $73.86 per share, Series C — 407,542 common shares at $55.76 per share). Dividends, if declared, will accrue and be paid quarterly at a rate of 5% per year for the first five years following the original 2008 issuance dates and thereafter at a rate of 9% per year. The agreement with the U.S. Treasury contains limitations on certain actions of M&T, including the payment of quarterly cash dividends on M&T’s common stock in excess of $.70 per share, the repurchase of its common stock during the first three years of the agreement, and the amount and nature of compensation arrangements for certain of the Company’s officers.

(b)	Shares were assumed in the Provident acquisition and a new Series B Preferred Stock was designated. In the aggregate, the shares of Series B Preferred Stock will automatically convert into 433,148 shares of M&T common stock on April 1, 2011, but shareholders may elect to convert their preferred shares at any time prior to that date. Dividends, if declared, are payable quarterly in arrears at a rate of 10% per year.

(c)	Shares were assumed in the Provident acquisition and a new Series C Preferred Stock was designated.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

11.	Stock-based compensation plans
Stock-based compensation expense was $54 million in each of 2010 and 2009 and $50 million in 2008. The Company recognized income tax benefits related to stock-based compensation of $17 million in each of 2010 and 2009 and $11 million in 2008.
The Company’s equity incentive compensation plan allows for the issuance of various forms of stock-based compensation, including stock options, restricted stock, restricted stock units and performance-based awards. Through December 31, 2010, only stock-based compensation awards, including stock options, restricted stock and restricted stock units, that vest with the passage of time as service is provided have been issued. At December 31, 2010 and 2009, respectively, there were 5,959,828 and 6,134,264 shares available for future grant under the Company’s equity incentive compensation plan.

Restricted stock awards

Restricted stock awards are comprised of restricted stock and restricted stock units. Restricted stock awards generally vest over four years. Unrecognized compensation expense associated with restricted stock was $23 million as of December 31, 2010 and is expected to be recognized over a weighted-average period of 1.5 years. The Company generally will issue restricted shares from treasury stock to the extent available, but may also issue new shares. During 2010, 2009 and 2008, the number of restricted shares issued was 423,002, 709,415 and 37,747, respectively, with a weighted-average grant date fair value of $31,880,000, $27,932,000 and $3,446,000, respectively. Unrecognized compensation expense associated with restricted stock units was $7 million as of December 31, 2010 and is expected to be recognized over a weighted-average period of 1.2 years. During 2010 and 2009, the number of restricted stock units issued was 231,037 and 578,131, respectively, with a weighted-average grant date fair value of $17,039,000 and $22,663,000, respectively. There were no restricted stock units issued in 2008.
A summary of restricted stock and restricted stock unit activity follows:

	Restricted	Weighted-	Restricted	Weighted-
	Stock Units	Average	Stock	Average
	Outstanding	Grant Price	Outstanding	Grant Price

Unvested at January 1, 2010	566,449	$39.21	733,687	$42.52
Granted	231,037	73.75	423,002	75.37
Vested	(74,144)	41.58	(165,799)	65.33
Cancelled	(3,366)	52.07	(25,818)	49.74

Unvested at December 31, 2010	719,976	$49.99	965,072	$52.81

Stock option awards

Stock options issued generally vest over four years and are exercisable over terms not exceeding ten years and one day. The Company used an option pricing model to estimate the grant date present value of stock options granted. Stock options granted in 2010 and 2009 were not significant. For 2008 the weighted-average estimated grant date value per option was $15.85. The value was calculated using the following weighted-average assumptions: an option term of 6.5 years (representing the estimated period between grant date and exercise date based on historical data); a risk-free interest rate of 3.21% (representing the yield on a U.S. Treasury security with a remaining term equal to the expected option term); expected volatility of 21% (based on historical volatility of M&T’s common stock price); and an estimated dividend yield of 3.07% (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date). Based on historical data and projected employee turnover rates, the Company reduced the estimated value of stock options for purposes of recognizing stock-based compensation expense by 7% to reflect the probability of forfeiture prior to vesting. Aggregate fair value of options expected to vest that were granted in 2008 were $46 million.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

A summary of stock option activity follows:

	Stock	Weighted-Average		Aggregate
	Options	Exercise	Life	Intrinsic Value
	Outstanding	Price	(In Years)	(In thousands)

Outstanding at January 1, 2010	12,180,017	$94.45
Granted	3,386	73.75
Exercised	(1,148,798)	65.32
Cancelled	(50,368)	98.40
Expired	(405,822)	100.65

Outstanding at December 31, 2010	10,578,415	$97.35	4.6	$25,690

Exercisable at December 31, 2010	8,106,077	$97.49	3.9	$22,882

For 2010, 2009 and 2008, M&T received $55 million, $15 million and $25 million, respectively, in cash and realized tax benefits from the exercise of stock options of $7 million, $3 million and $4 million, respectively. The intrinsic value of stock options exercised during those periods was $21 million, $6 million and $13 million, respectively. As of December 31, 2010, there was $4 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1 year. The total grant date fair value of stock options vested during 2010, 2009 and 2008 was $38 million, $37 million and $36 million, respectively. Upon the exercise of stock options, the Company generally issues shares from treasury stock to the extent available, but may also issue new shares.

Stock purchase plan

The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock through accumulated payroll deductions. Shares of M&T common stock will be issued at the end of an option period, typically one year or six months. In connection with the employee stock purchase plan, 1,000,000 shares of M&T common stock were authorized for issuance, of which 568,886 shares have been issued. There were 170,405 shares issued in 2010, 3,149 shares issued in 2009 and 2,377 shares issued in 2008. For 2010, 2009 and 2008, respectively, M&T received $8,998,000, $100,000 and $173,000 in cash for shares purchased through the employee stock purchase plan.
The Company used an option pricing model to estimate the grant date present value of purchase rights under the stock purchase plan. The estimated weighted-average grant date value per right was $14.33 in 2010, $16.39 in 2009 and $12.79 in 2008. Such values were calculated using the following weighted-average assumptions: a term of six months to one year (representing the period between grant date and exercise date); a risk-free interest rate of 0.29% in 2010, 0.45% in 2009 and 2.05% in 2008 (representing the yield on a U.S. Treasury security with a like term); expected volatility of 34% in 2010 and 2008 and 69% in 2009 (based on historical volatility of M&T’s common stock price); and an estimated dividend yield of 3.20% in 2010, 4.77% in 2009 and 3.84% in 2008 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date).

Deferred bonus plan

The Company provided a deferred bonus plan pursuant to which eligible employees could elect to defer all or a portion of their annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants could elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 51,439 and 54,386 at December 31, 2010 and 2009, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet. Through December 31, 2010, 117,117 shares have been issued in connection with the deferred bonus plan.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Directors’ stock plan

The Company maintains a compensation plan for non-employee members of the Company’s boards of directors and directors advisory councils that allows such members to receive all or a portion of their compensation in shares of M&T common stock. Through December 31, 2010, 148,534 shares had been issued in connection with the directors’ stock plan.
Through an acquisition, the Company assumed an obligation to issue shares of M&T common stock related to a deferred directors compensation plan. Shares of common stock issuable under such plan were 19,906 and 20,784 at December 31, 2010 and 2009, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet.

Management stock ownership program

Through an acquisition, M&T obtained loans that were secured by M&T common stock purchased by former executives of the acquired entity. At December 31, 2009, the loan amounts owed M&T were less than the fair value of the financed stock purchased and totaled approximately $4 million. Such loans were classified as a reduction of “additional paid-in capital” in the consolidated balance sheet at that date. The amounts due to M&T were repaid in full during 2010.

12.	Pension plans and other postretirement benefits
The Company provides pension (defined benefit and defined contribution plans) and other postretirement benefits (including defined benefit health care and life insurance plans) to qualified retired employees. The Company uses a December 31 measurement date for all of its plans.
Net periodic pension expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2010	2009	2008
	(In thousands)

Service cost	$19,670	$19,483	$19,409
Interest cost on benefit obligation	47,905	46,107	42,544
Expected return on plan assets	(50,844)	(46,976)	(46,092)
Amortization of prior service cost	(6,559)	(6,559)	(6,559)
Recognized net actuarial loss	13,551	8,292	3,942

Net periodic pension expense	$23,723	$20,347	$13,244

Net other postretirement benefits expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2010	2009	2008
	(In thousands)

Service cost	$383	$353	$559
Interest cost on benefit obligation	3,130	3,302	4,033
Amortization of prior service cost	176	243	275
Recognized net actuarial loss	(9)	(19)	42

Net other postretirement benefits expense	$3,680	$3,879	$4,909

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Data relating to the funding position of the defined benefit plans were as follows:

			Other
	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$857,122	$750,913	$56,575	$62,950
Service cost	19,670	19,483	383	353
Interest cost	47,905	46,107	3,130	3,302
Plan participants’ contributions	—	—	2,776	3,138
Actuarial (gain) loss	64,061	26,694	6,433	(5,209)
Settlements/curtailments	(3,231)	(7,232)	—	—
Business combinations	—	58,239	—	343
Medicare Part D reimbursement	—	—	789	870
Benefits paid	(37,534)	(37,082)	(8,411)	(9,172)

Benefit obligation at end of year	947,993	857,122	61,675	56,575

Change in plan assets:
Fair value of plan assets at beginning of year	766,880	550,671	—	—
Actual return on plan assets	107,846	158,945	—	—
Employer contributions	4,504	48,528	4,846	5,164
Business combinations	—	51,657	—	—
Plan participants’ contributions	—	—	2,776	3,138
Medicare Part D reimbursement	—	—	789	870
Settlements	(3,231)	(5,839)	—	—
Benefits and other payments	(37,534)	(37,082)	(8,411)	(9,172)

Fair value of plan assets at end of year	838,465	766,880	—	—

Funded status	$(109,528)	$(90,242)	$(61,675)	$(56,575)

Assets and liabilities recognized in the consolidated balance sheet were:
Net prepaid asset	$6,629	$6,266	$—	$—
Accrued liabilities	(116,157)	(96,508)	(61,675)	(56,575)

Amounts recognized in accumulated other comprehensive income (“AOCI”) were:
Net loss (gain)	$232,725	$239,219	$2,577	$(3,663)
Net prior service cost	(36,572)	(43,131)	269	243

Pre-tax adjustment to AOCI	196,153	196,088	2,846	(3,420)
Taxes	(76,990)	(76,950)	(1,117)	1,328

Net adjustment to AOCI	$119,163	$119,138	$1,729	$(2,092)

The Company has an unfunded supplemental pension plan for certain key executives. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan were $66,254,000 and $66,208,000 respectively, as of December 31, 2010 and $63,705,000 and $63,640,000, respectively, as of December 31, 2009. Included in the amounts for 2009 was approximately $15 million assumed in the Provident acquisition.
The accumulated benefit obligation for all defined benefit pension plans was $929,775,000 and $843,279,000 at December 31, 2010 and 2009, respectively. As of December 31, 2010, the accumulated benefit obligation for those defined benefit pension plans in which such obligation exceeded plan assets totaled $884,269,000 (including $66,208,000 related to the unfunded supplemental pension plan). As of December 31, 2009, the accumulated benefit obligation for those defined benefit pension plans in which

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

such obligation exceeded plan assets totaled $797,101,000 (including $63,640,000 related to the unfunded supplemental pension plan).
GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of other comprehensive income. As indicated in the preceding table, as of December 31, 2010 the Company recorded a minimum liability adjustment of $198,999,000 ($196,153,000 related to pension plans and $2,846,000 related to other postretirement benefits) with a corresponding reduction of shareholders’ equity, net of applicable deferred taxes, of $120,892,000. Of the $196,153,000 related to pension plans, $11,995,000 was related to unfunded nonqualified defined benefit plans. In aggregate, the benefit plans incurred a net loss during 2010 that resulted from actual experience differing from the plan assumptions utilized and from changes in actuarial assumptions. The main factor contributing to those losses was a reduction in the discount rate used to measure the benefit obligations at December 31, 2010 to 5.25% from the 5.75% rate used at December 31, 2009. For the qualified defined benefit pension plans, the losses associated with that change in assumption were largely mitigated by gains associated with a positive return on assets of approximately $108 million as compared with an expected gain of approximately $51 million. As a result, the Company increased its minimum liability adjustment from that which was recorded at December 31, 2009 by $6,331,000 with a corresponding decrease to shareholders’ equity that, net of applicable deferred taxes, was $3,846,000. The table below reflects the changes in plan assets and benefit obligations recognized in other comprehensive income related to the Company’s postretirement benefit plans.

		Other
		Postretirement
	Pension Plans	Benefit Plans	Total
	(In thousands)

2010
Net loss (gain)	$7,057	$6,433	$13,490
Amortization of prior service (cost) credit	6,559	(176)	6,383
Amortization of (loss) gain	(13,551)	9	(13,542)

Total recognized in other comprehensive income, pre-tax	$65	$6,266	$6,331

2009
Net loss (gain)	$(85,265)	$(5,209)	$(90,474)
Amortization of prior service (cost) credit	6,559	(242)	6,317
Amortization of (loss) gain	(9,685)	19	(9,666)

Total recognized in other comprehensive income, pre-tax	$(88,391)	$(5,432)	$(93,823)

The following table reflects the amortization of amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit expense during 2011:

		Other
		Postretirement
	Pension Plans	Benefit Plans
	(In thousands)

Amortization of net prior service cost (credit)	$(6,559)	$108
Amortization of net loss	20,379	18

The Company also provides a qualified defined contribution pension plan to eligible employees who were not participants in the defined benefit pension plan as of December 31, 2005 and to other employees who have elected to participate in the defined contribution plan. The Company makes contributions to the defined contribution plan each year in an amount that is based on an individual participant’s total compensation (generally defined as total wages, incentive compensation, commissions

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

and bonuses) and years of service. Participants do not contribute to the defined contribution pension plan. Pension expense recorded in 2010, 2009 and 2008 associated with the defined contribution pension plan was approximately $14 million, $11 million and $10 million, respectively.

Assumptions

The assumed weighted-average rates used to determine benefit obligations at December 31 were:

			Other
	Pension		Postretirement
	Benefits		Benefits
	2010	2009	2010	2009

Discount rate	5.25%	5.75%	5.25%	5.75%
Rate of increase in future compensation levels	4.50%	4.50%	—	—

The assumed weighted-average rates used to determine net benefit expense for the years ended December 31 were:

				Other
	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Discount rate	5.75%	6.00%	6.00%	5.75%	6.00%	6.00%
Long-term rate of return on plan assets	6.50%	6.50%	7.50%	—	—	—
Rate of increase in future compensation levels	4.50%	4.60%	4.60%	—	—	—

On May 23, 2009, pension and other obligations were assumed as a result of the acquisition of Provident. Initial liabilities were determined using a 7.00% discount rate. All future benefit accruals related to the former Provident qualified pension plan were frozen.
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
For measurement of other postretirement benefits, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011. The rate was assumed to decrease to 5% over 30 years. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have had the following effects:

	+1%	-1%
	(In thousands)

Increase (decrease) in:
Service and interest cost	$143	$(128)
Accumulated postretirement benefit obligation	3,218	(2,876)

Plan Assets

The Company’s policy is to invest the pension plan assets in a prudent manner for the purpose of providing benefit payments to participants and mitigating reasonable expenses of administration. The Company’s investment strategy is designed to provide a total return that, over the long-term, places a strong emphasis on the preservation of capital. The strategy attempts to maximize investment returns on assets at a level of risk deemed appropriate by the Company while complying with applicable regulations and laws. The investment strategy utilizes asset allocation as a principal determinant for establishing an appropriate risk profile. The target allocations for plan assets are generally 55 to 70 percent equity securities, 25 to 40 percent debt securities, and 3 to 10 percent money-market funds or other short-term investments. Equity securities include investments in large-cap and mid-cap companies located in the United States, equity mutual funds with international investments, and, to a lesser extent, direct

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

investments in foreign-based companies. Debt securities include corporate bonds of companies from diversified industries, mortgage-backed securities guaranteed by government agencies, U.S. Treasury securities, and mutual funds that invest in debt securities. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. Furthermore, management regularly reviews the investment policy and may, if deemed appropriate, make changes to the target allocations noted above.
The fair values of the Company’s pension plan assets at December 31, 2010, by asset category, are as follows:

	Fair Value Measurement of Plan Assets At December 31, 2010
		Quoted Prices
		in Active	Significant	Significant
		Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Asset category:
Money-market funds	$26,389	26,389	—	—
Equity securities:
M&T	106,891	106,891	—	—
Domestic(a)	148,218	148,218	—	—
International	9,690	9,690	—	—
Mutual funds:
Domestic	54,039	54,039	—	—
International	150,961	150,961	—	—

	469,799	469,799	—	—

Debt securities:
Corporate(b)	204,899	—	204,899	—
Government	65,589	—	65,589	—
International	7,143	—	7,143	—
Mutual funds:
Domestic(c)	35,594	35,594	—	—
International	25,491	25,491	—	—

	338,716	61,085	277,631	—

Total(d)	$834,904	557,273	277,631	—

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The fair values of the Company’s pension plan assets at December 31, 2009, by asset category, are as follows:

	Fair Value Measurement of Plan Assets At December 31, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Asset category:
Money-market funds	$27,560	27,560	—	—
Equity securities:
M&T	82,136	82,136	—	—
Domestic(a)	162,401	162,401	—	—
International	8,021	8,021	—	—
Mutual Funds:
Domestic	40,195	40,195	—	—
International	130,767	130,767	—	—

	423,520	423,520	—	—

Debt securities:
Corporate(b)	194,515	—	194,515	—
Government	50,054	—	50,054	—
International	5,440	—	5,440	—
Mutual Funds:
Domestic(c)	38,833	38,833	—	—
International	23,320	23,320	—	—

	312,162	62,153	250,009	—

Total(d)	$763,242	513,233	250,009	—

(a)	This category is comprised of equities of companies primarily within the mid-cap and large-cap sector of the U.S. economy and range across diverse industries.

(b)	This category represents investment grade bonds of U.S. issuers from diverse industries.

(c)	Approximately 30% of the mutual funds are invested in investment grade bonds of U.S. issuers and 70% in high-yielding bonds. The holdings within the funds are spread across diverse industries.

(d)	Excludes dividends and interest receivable totaling $3,561,000 and $3,638,000 at December 31, 2010 and 2009, respectively.
Pension plan assets included common stock of M&T with a fair value of $106,891,000 (12.7% of total plan assets) at December 31, 2010 and $82,136,000 (10.7% of total plan assets) at December 31, 2009. No other investment in securities of a non-U.S. Government or government agency issuer exceeded ten percent of plan assets at December 31, 2010.
The Company makes contributions to its funded qualified defined benefit pension plans as required by government regulation or as deemed appropriate by management after considering factors such as the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plans. Subject to the impact of actual events and circumstances that may occur in 2011, the Company may make contributions to the qualified defined benefit pension plans in 2011, but the amount of any such contribution has not yet been determined. No minimum contribution is required in 2011 under government regulations for the qualified defined benefit pension plans. The Company’s contributions to the qualified defined benefit pension plans totaled $44 million in 2009 in the form of common stock of M&T. The Company did not make any contributions to those plans in 2010. The

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Company regularly funds the payment of benefit obligations for the supplemental defined benefit pension and postretirement benefit plans because such plans do not hold assets for investment. Payments made by the Company for supplemental pension benefits were $4,504,000 and $4,239,000 in 2010 and 2009, respectively. Payments made by the Company for postretirement benefits were $4,846,000 and $5,164,000 in 2010 and 2009, respectively. Payments for supplemental pension and other postretirement benefits for 2011 are not expected to differ from those made in 2010 by an amount that will be material to the Company’s consolidated financial position.

Estimated benefits expected to be paid in future years related to the Company’s defined benefit pension and other postretirement benefits plans are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(In thousands)

Year ending December 31:
2011	$43,599	$6,399
2012	46,144	6,294
2013	48,794	6,236
2014	52,435	6,177
2015	54,847	6,081
2016 through 2020	326,134	28,318

The Company has a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. Employee benefits expense resulting from the Company’s contributions to the RSP totaled $24,683,000, $23,719,000 and $23,311,000 in 2010, 2009 and 2008, respectively.

13.	Income taxes
The components of income tax expense (benefit) were as follows:

	Year Ended December 31
	2010	2009	2008
	(In thousands)

Current
Federal	$250,489	$52,792	$231,426
State and city	55,071	4,107	(30,514)

Total current	305,560	56,899	200,912

Deferred
Federal	47,123	67,372	(10,095)
State and city	3,945	15,129	(6,925)

Total deferred	51,068	82,501	(17,020)

Total income taxes applicable to pre-tax income	$356,628	$139,400	$183,892

The Company files a consolidated federal income tax return reflecting taxable income earned by all subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with GAAP, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2010, M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $79,121,000. No actions are planned that would cause this reserve to become wholly or partially taxable.
Income taxes attributable to gains or losses on bank investment securities were benefits of $32,778,000, $53,824,000 and $57,859,000 in 2010, 2009 and 2008, respectively. No alternative minimum tax expense was recognized in 2010, 2009 or 2008.
Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year Ended December 31
	2010	2009	2008
	(In thousands)

Income taxes at statutory rate	$382,476	$181,752	$258,923
Increase (decrease) in taxes:
Tax-exempt income	(32,466)	(31,071)	(31,668)
State and city income taxes, net of federal income tax effect	38,360	12,503	(24,335)
Low income housing credits	(29,882)	(20,749)	(21,170)
Other	(1,860)	(3,035)	2,142

	$356,628	$139,400	$183,892

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2010	2009	2008
	(In thousands)

Losses on loans and other assets	$550,970	$642,427	$389,177
Postretirement and other employee benefits	48,863	46,316	43,874
Incentive compensation plans	27,388	27,835	28,489
Interest on loans	43,563	35,772	38,835
Retirement benefits	21,694	14,305	62,185
Stock-based compensation	70,641	69,881	58,837
Unrealized investment losses	54,557	140,821	331,616
Depreciation and amortization	13,332	6,274	10,141
Capitalized servicing rights	—	—	3,243
Other	51,768	40,281	28,478

Gross deferred tax assets	882,776	1,023,912	994,875

Leasing transactions	(294,510)	(306,799)	(316,444)
Capitalized servicing rights	(14,739)	(8,412)	—
Interest on subordinated note exchange	(13,534)	(15,051)	(16,264)
Other	(36,080)	(32,617)	(9,691)

Gross deferred tax liabilities	(358,863)	(362,879)	(342,399)

Net deferred tax asset	$523,913	$661,033	$652,476

The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.
The income tax credits shown in the statement of income of M&T in note 26 arise principally from operating losses before dividends from subsidiaries.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Federal,		Unrecognized
	State and	Accrued	Income Tax
	Local Tax	Interest	Benefits
	(In thousands)

Gross unrecognized tax benefits at January 1, 2008	$120,044	$26,368	$146,412
Increases in unrecognized tax benefits as a result of tax positions taken during 2008	2,405	—	2,405
Increases in unrecognized tax benefits as a result of tax positions taken during prior years	—	15,837	15,837
Decreases in unrecognized tax benefits as a result of tax positions taken during prior years	(52,399)	(15,533)	(67,932)
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(31,763)	(9,116)	(40,879)

Gross unrecognized tax benefits at December 31, 2008	38,287	17,556	55,843
Increases in unrecognized tax benefits as a result of tax positions taken during 2009	400	—	400
Increases in unrecognized tax benefits as a result of tax positions taken during prior years	—	3,675	3,675
Decreases in unrecognized tax benefits because applicable returns are no longer subject to examination	(9,902)	(1,392)	(11,294)
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(825)	(331)	(1,156)
Unrecognized tax benefits acquired in a business combination	337	—	337

Gross unrecognized tax benefits at December 31, 2009	28,297	19,508	47,805
Increases in unrecognized tax benefits as a result of tax positions taken during prior years	—	11,468	11,468
Decreases in unrecognized tax benefits because applicable returns are no longer subject to examination	(1,403)	(670)	(2,073)
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(967)	(549)	(1,516)
Decreases in unrecognized tax benefits as a result of tax positions taken in prior years	(1,074)	(9,061)	(10,135)

Gross unrecognized tax benefits at December 31, 2010	$24,853	$20,696	45,549

Less: Federal, state and local income tax benefits			(15,478)

Net unrecognized tax benefits at December 31, 2010 that, if recognized, would impact the effective income tax rate			$30,071

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the consolidated statement of income. The balance of accrued interest at December 31, 2010 is included in the table above. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should determinations rendered by tax authorities ultimately indicate that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Under statute, the Company’s federal income tax returns for the years 2007 and 2008 could be adjusted by the Internal Revenue Service, although examinations for those tax years have been concluded. The federal income tax return for 2009 is currently under examination, although no issues have been raised that would materially impact the effective tax rate. The Company also files income tax returns in over forty state and local jurisdictions. Substantially all material state and local matters have been concluded for years through 2001. Some tax returns for years after 2001 are presently under examination. It is not reasonably possible to estimate when any of those examinations will be completed or if others will be commenced.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

14.	Earnings per common share
The computations of basic earnings per common share follow:

	Year Ended December 31
	2010	2009	2008
	(In thousands, except per share)

Income available to common shareholders:
Net income	$736,161	$379,891	$555,887
Less: Preferred stock dividends(a)	(40,225)	(36,081)	(667)
Amortization of preferred stock discount(a)	(10,518)	(8,130)	(124)

Net income available to common equity	685,418	335,680	555,096
Less: Income attributable to unvested stock-based compensation awards	(9,592)	(3,674)	—

Net income available to common shareholders	$675,826	$332,006	$555,096
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	119,852	115,838	110,211
Less: Unvested stock-based compensation awards	(1,661)	(1,178)	—

Weighted-average shares outstanding	118,191	114,660	110,211
Basic earnings per common share	$5.72	$2.90	$5.04

(a)	Including impact of not as yet declared cumulative dividends.

The computations of diluted earnings per common share follow:

	Year Ended December 31
	2010	2009	2008
	(In thousands, except per share)

Net income available to common equity	$685,418	$335,680	$555,096
Less: Income attributable to unvested stock-based compensation awards	(9,565)	(3,674)	—

Net income available to common shareholders	$675,853	$332,006	$555,096
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	119,852	115,838	110,211
Less: Unvested stock-based compensation awards	(1,661)	(1,178)	—
Plus: Incremental shares from assumed conversion of stock-based compensation awards and convertible preferred stock	652	116	693

Adjusted weighted-average shares outstanding	118,843	114,776	110,904
Diluted earnings per common share	$5.69	$2.89	$5.01

GAAP requires that for financial statements issued for fiscal years beginning after December 15, 2008, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common share pursuant to the two-class method. In 2009 and 2010, the Company issued stock-based compensation awards in the form of restricted stock and restricted stock units, which, in accordance with GAAP, are considered participating securities. Beginning in 2009, the Company’s earnings per common share are calculated using the two-class method. The effects of the application of the two-class method to previously reported earnings per common share amounts were immaterial.
Stock-based compensation awards, warrants to purchase common stock of M&T and preferred stock convertible into shares of M&T common stock representing approximately 11,231,000, 15,040,000 and 10,082,000 common shares during 2010, 2009 and 2008, respectively, were not included in the computations of diluted earnings per common share because the effect on those years would be antidilutive.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

15.	Comprehensive income
The following table displays the components of other comprehensive income:

	Before-tax	Income
	Amount	Taxes	Net
	(In thousands)

For the year ended December 31, 2010
Unrealized gains (losses) on investment securities:
Available-for-sale (“AFS”) investment securities with other-than-temporary impairment (“OTTI”):
Securities with OTTI charges	$(104,039)	$40,566	$(63,473)
Less: OTTI charges recognized in net income	(81,199)	31,552	(49,647)

Net unrealized losses on investment securities with OTTI	(22,840)	9,014	(13,826)
AFS investment securities — all other:
Unrealized holding gains	132,128	(51,624)	80,504
Less: reclassification adjustment for gains realized in net income	1,581	(610)	971
Less: securities with OTTI charges	(104,039)	40,566	(63,473)

	234,586	(91,580)	143,006
Held-to-maturity (“HTM”) investment securities previously transferred from AFS to HTM with OTTI:
Securities with OTTI charges	(11,908)	4,674	(7,234)
Less: Impairment previously reflected in other comprehensive income	(7,984)	3,134	(4,850)
Less: OTTI charges recognized in net income	(5,082)	1,995	(3,087)

Net change for investment securities with OTTI	1,158	(455)	703

Reclassification to income of unrealized holding losses on investment securities previously transferred from AFS to HTM	8,264	(3,243)	5,021

	9,422	(3,698)	5,724
Net unrealized gains on investment securities	221,168	(86,264)	134,904
Reclassification to income for amortization of gains on terminated cash flow hedges	(448)	167	(281)
Defined benefit plans liability adjustment	(6,331)	2,485	(3,846)

	$214,389	$(83,612)	$130,777

For the year ended December 31, 2009
Unrealized gains (losses) on investment securities:
AFS investment securities with OTTI:
Securities with OTTI charges	$(264,363)	$103,409	$(160,954)
Less: OTTI charges recognized in net income	(138,297)	54,115	(84,182)

Net unrealized losses on investment securities with OTTI	(126,066)	49,294	(76,772)
AFS investment securities — all other:
Unrealized holding gains	375,733	(144,228)	231,505
Less: reclassification adjustment for gains realized in net income	219	(85)	134
Less: securities with OTTI charges	(264,363)	103,409	(160,954)

	639,877	(247,552)	392,325
Reclassification to income of unrealized holding losses on investment securities previously transferred from AFS to HTM	14,027	7,463	21,490

Net unrealized gains on investment securities	527,838	(190,795)	337,043
Reclassification to income for amortization of losses on terminated cash flow hedges	10,761	(4,204)	6,557
Defined benefit plans liability adjustment	93,823	(36,539)	57,284

	$632,422	$(231,538)	$400,884

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

	Before-tax	Income
	Amount	Taxes	Net
	(In thousands)

For the year ended December 31, 2008
Unrealized losses on AFS investment securities:
Unrealized holding losses	$(1,001,417)	$331,461	$(669,956)
Add: transfer of investment securities from AFS to HTM	86,943	(20,972)	65,971
Less: reclassification adjustment for losses recognized in net income	(180,274)	10,863	(169,411)

	(734,200)	299,626	(434,574)
Unrealized holding losses on investment securities transferred from AFS to HTM:
Unrealized holding losses transferred	(86,943)	20,972	(65,971)
Reclassification to income of unrealized holding losses	5,101	(1,818)	3,283

	(81,842)	19,154	(62,688)

Net unrealized losses on investment securities	(816,042)	318,780	(497,262)
Cash flow hedges:
Unrealized losses on terminated cash flow hedges	(20,225)	7,887	(12,338)
Reclassification to income for amortization of losses on terminated cash flow hedges	25,234	(9,848)	15,386

	5,009	(1,961)	3,048
Defined benefit plans liability adjustment	(210,161)	82,316	(127,845)

	$(1,021,194)	$399,135	$(622,059)

During the third quarter of 2008 the Company transferred private collateralized mortgage obligations having a fair value of $298 million and a cost basis of $385 million from its available-for-sale investment securities portfolio to the held-to-maturity portfolio.
Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

	Investment	All Other	Cash	Defined
	Securities	Investment	Flow	Benefit
	With OTTI	Securities	Hedges	Plans	Total
	(In thousands)

Balance at January 1, 2008	$—	$(59,406)	$(8,931)	$(46,485)	$(114,822)
Net gain (loss) during 2008	—	(497,262)	3,048	(127,845)	(622,059)

Balance at December 31, 2008	—	(556,668)	(5,883)	(174,330)	(736,881)
Net gain (loss) during 2009	(76,772)	413,815	6,557	57,284	400,884

Balance at December 31, 2009	(76,772)	(142,853)	674	(117,046)	(335,997)
Net gain (loss) during 2010	(10,281)	145,185	(281)	(3,846)	130,777

Balance at December 31, 2010	$(87,053)	$2,332	$393	$(120,892)	$(205,220)

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

16.	Other income and other expense
The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either “other revenues from operations” or “other costs of operations” in the consolidated statement of income:

	Year Ended December 31
	2010	2009	2008
	(In thousands)

Other income:
Bank owned life insurance	$50,483	$49,152	$49,006
Credit-related fee income	62,294	56,150	55,293
Letter of credit fees	49,762	44,005
Other expense:
Professional services	128,629	117,523	112,632
Amortization of capitalized servicing rights	56,582	62,268	65,722
Advertising and promotion	41,869	39,364

17.	International activities
The Company engages in certain international activities consisting largely of collecting Eurodollar deposits, engaging in foreign currency trading, providing credit to support the international activities of domestic companies and holding certain loans to foreign borrowers. Net assets identified with international activities amounted to $112,851,000 and $61,849,000 at December 31, 2010 and 2009, respectively. Such assets included $107,310,000 and $55,336,000, respectively, of loans to foreign borrowers. Deposits at M&T Bank’s Cayman Islands office were $1,605,916,000 and $1,050,438,000 at December 31, 2010 and 2009, respectively. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable.

18.	Derivative financial instruments
As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of December 31, 2010.
The net effect of interest rate swap agreements was to increase net interest income by $42 million in 2010, $38 million in 2009 and $16 million in 2008. The average notional amounts of interest rate swap agreements impacting net interest income that were entered into for interest rate risk management purposes were $1.01 billion in 2010, $1.08 billion in 2009 and $1.27 billion in 2008.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional	Average	Weighted-Average Rate		Estimated Fair
	Amount	Maturity	Fixed	Variable	Value Gain
	(In thousands)	(In years)			(In thousands)

December 31, 2010
Fair value hedges:
Fixed rate long-term borrowings(a)	$900,000	6.4	6.07%	1.84%	$96,637

December 31, 2009
Fair value hedges:
Fixed rate time deposits(a)	$25,000	3.7	5.30%	0.34%	$503
Fixed rate long-term borrowings(a)	1,037,241	6.5	6.33	2.12	53,983

	$1,062,241	6.4	6.30%	2.07%	$54,486

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

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
The notional amount of interest rate swap agreements entered into for risk management purposes that were outstanding at December 31, 2010 mature in 2016 and 2017.
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
Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values of $12.8 billion and $13.9 billion at December 31, 2010 and 2009, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $769 million and $608 million at December 31, 2010 and 2009, respectively.

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
	(In thousands)

Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements(a)	$96,637	$54,486	$—	$—
Commitments to sell real estate loans(a)	4,880	6,009	1,062	171

	101,517	60,495	1,062	171
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale(a)	2,827	4,428	583	4,508
Commitments to sell real estate loans(a)	10,322	13,293	1,962	1,360
Trading:
Interest rate contracts(b)	345,632	317,651	321,461	290,104
Foreign exchange and other option and futures contracts(b)	11,267	11,908	11,761	12,094

	370,048	347,280	335,767	308,066

Total derivatives	$471,565	$407,775	$336,829	$308,237

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.

(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

	Amount of Unrealized Gain (Loss) Recognized
	Year Ended		Year Ended		Year Ended
	December 31, 2010		December 31, 2009		December 31, 2008
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)

Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate time deposits(a)	$(503)	$503	$(1,797)	$1,789	$883	$(895)
Fixed rate long-term borrowings(a)	41,628	(39,802)	(91,093)	85,679	127,563	(121,898)

Total	$41,125	$(39,299)	$(92,890)	$87,468	$128,446	$(122,793)

Derivatives not designated as hedging instruments
Trading:
Interest rate contracts(b)	$3,760		$(3,622)		$6,529
Foreign exchange and other option and futures contracts(b)	(307)		337		(1,209)

Total	$3,453		$(3,285)		$5,320

(a)	Reported as other revenues from operations.

(b)	Reported as trading account and foreign exchange gains.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans, which are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $17 million and $20 million at December 31, 2010 and 2009, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.
The aggregate fair value of derivative financial instruments in a net liability position at December 31, 2010 for which the Company was required to post collateral was $223 million. The fair value of collateral posted for such instruments was $210 million.
The Company’s credit exposure with respect to the estimated fair value as of December 31, 2010 of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparties as well as counterparty postings of $55 million of collateral with the Company. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit standards and often contain collateral provisions.

19.	Variable interest entities and asset securitizations
Effective January 1, 2010, the Financial Accounting Standards Board (“FASB”) amended accounting guidance related to the consolidation of variable interest entities to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended guidance instead requires a reporting entity to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the reporting entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity. The amended guidance requires ongoing reassessments of whether the reporting entity is the primary beneficiary of a variable interest entity.
Also effective January 1, 2010, the FASB amended accounting guidance related to accounting for transfers of financial assets to eliminate the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. The recognition and measurement provisions of the amended guidance were required to be applied prospectively. Additionally, beginning January 1, 2010, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities had to be re-evaluated for consolidation in accordance with applicable consolidation guidance, including the new accounting guidance relating to the consolidation of variable interest entities discussed in the previous paragraph.
In 2002 and 2003, the Company transferred approximately $1.9 billion of one-to-four family residential mortgage loans to qualified special-purpose trusts in two non-recourse securitization transactions. In exchange for the loans, the Company received cash, no more than 88% of the resulting securities, and the servicing rights to the loans. Through December 31, 2009, all of the retained securities were classified as investment securities available for sale as the qualified special-purpose trusts were not included in the Company’s consolidated financial statements. Effective January 1, 2010, the Company determined that it was the primary beneficiary of both securitization trusts under the amended consolidation rules considering its role as servicer and its retained subordinated interests in the trusts. As a result, beginning January 1, 2010, the Company included the one-to-four family residential mortgage loans that were included in the two non-recourse securitization transactions in its consolidated financial statements. The effect of that consolidation on January 1, 2010 was to increase loans receivable by $424 million, decrease the amortized cost of available-for-sale investment securities by $360 million (fair value of $355 million), and increase borrowings by $65 million. The transition adjustment at January 1, 2010 as a result of the Company’s adoption of the new accounting requirements was not significant. In

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

the second quarter of 2010, the 2002 securitization trust was terminated as the Company exercised its right to purchase the underlying mortgage loans pursuant to the clean-up call provisions of the qualified special-purpose trust. At December 31, 2010, the carrying value of the loans in the remaining securitization trust and the outstanding principal amount of mortgage-backed securities issued by the qualified special-purpose trust were each $265 million. The principal amount of such securities held by the Company was $225 million. The remainder of the outstanding mortgage-backed securities were held by parties unrelated to M&T. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at December 31, 2010 is limited to realizing the carrying value of the loans less the $40 million carrying value of the mortgage-backed securities outstanding to third parties.
In 2009 and 2008, the Company securitized approximately $141 million and $875 million, respectively, of one-to-four family residential mortgage loans in guaranteed mortgage securitizations with Fannie Mae. There were no such securitizations in 2010. The Company recognized no gain or loss on the transactions as it retained all of the resulting securities. Such securities were classified as investment securities available for sale. The Company expects no material credit-related losses on the retained securities as a result of the guarantees by Fannie Mae.
Other variable interest entities in which the Company holds a significant variable interest are described below.
As described in note 9, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At December 31, 2010 and 2009, the Company included the Junior Subordinated Debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $34 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 9.
The Company has invested as a limited partner in various real estate partnerships that collectively had total assets of approximately $1.1 billion and $1.0 billion at December 31, 2010 and 2009, respectively. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $258 million, including $81 million of unfunded commitments, at December 31, 2010 and $246 million, including $89 million of unfunded commitments, at December 31, 2009. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. In accordance with the accounting provisions for variable interest entities, the Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, the partnership entities are not included in the Company’s consolidated financial statements.

20.	Fair value measurements
GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at December 31, 2010.
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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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
Trading activity in privately issued mortgage-backed securities has been limited. The markets for such securities were generally characterized by a sharp reduction of non-agency mortgage-backed securities issuances, a significant reduction in trading volumes and wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices were generally obtained for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. Because of the inactivity in the markets and the lack of observable valuation inputs, the Company has classified the valuation of privately issued mortgage-backed securities as Level 3.
In April 2009, the FASB issued new accounting rules that provided guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. The Company has concluded that there has been a significant decline in the volume and level of activity in the market for privately issued mortgage-backed securities. Therefore, the Company supplemented its determination of fair value for many of its privately issued mortgage-backed securities by obtaining pricing indications from two independent sources at December 31, 2010 and 2009. However, the Company could not readily ascertain that the basis of such valuations could be ascribed to orderly and observable trades in the market for privately issued residential mortgage-backed securities. As a result, the Company also performed internal modeling to estimate the cash flows and fair value of privately issued residential mortgage-backed securities with an amortized cost basis of $1.5 billion at December 31, 2010 and $1.9 billion at December 31, 2009. The Company’s internal modeling techniques included

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds, including estimates about the timing and amount of credit losses and prepayments. In estimating those cash flows, the Company used assumptions as to future delinquency, defaults and loss rates, including assumptions for further home price depreciation. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities given the nature of the cash flow modeling performed in the Company’s assessment of value. To determine the point within the range of potential values that was most representative of fair value under current market conditions for each of the bonds, the Company computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. Weightings applied to internal model valuations generally ranged from zero to 40% depending on bond structure and collateral type, with prices for bonds in non-senior tranches generally receiving lower weightings on the internal model results and senior bonds receiving a higher model weighting. At December 31, 2010, weighted-average reliance on internal model pricing for the bonds modeled was 34% with a 66% average weighting placed on the values provided by the independent sources. The Company concluded its estimate of fair value for the $1.5 billion of privately issued residential mortgage-backed securities to approximate $1.3 billion, which implies a weighted-average market yield based on reasonably likely cash flows of 8.2%. Other valuations of privately issued residential mortgage-backed securities were determined by reference to independent pricing sources without adjustment.
Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. Given the severe disruption in the credit markets and lack of observable trade information, the Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at December 31, 2010 and 2009. The modeling techniques included discounting estimated cash flows using bond-specific assumptions about defaults, deferrals and prepayments of the trust preferred securities underlying each bond. The estimation of cash flows included assumptions as to future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. At December 31, 2010, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $95 million and $111 million, respectively, and at December 31, 2009 were $103 million and $115 million, respectively. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations as of December 31, 2010 and 2009.

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
The following tables present assets and liabilities at December 31, 2010 and December 31, 2009 measured at estimated fair value on a recurring basis:

	Fair Value
	Measurements at
	December 31,
	2010	Level 1(a)	Level 2(a)	Level 3
		(In thousands)

Trading account assets	$523,834	53,032	470,802	—
Investment securities available for sale:
U.S. Treasury and federal agencies	63,434	—	63,434	—
Obligations of states and political subdivisions	60,425	—	60,425	—
Mortgage-backed securities:
Government issued or guaranteed	3,306,241	—	3,306,241	—
Privately issued residential	1,435,561	—	—	1,435,561
Privately issued commercial	22,407	—	—	22,407
Collateralized debt obligations	110,756	—	—	110,756
Other debt securities	298,900	—	298,900	—
Equity securities	115,768	106,872	8,896	—

	5,413,492	106,872	3,737,896	1,568,724

Real estate loans held for sale	544,567	—	544,567	—
Other assets(b)	114,666	—	111,839	2,827

Total assets	$6,596,559	159,904	4,865,104	1,571,551

Trading account liabilities	$333,222	—	333,222	—
Other liabilities(b)	3,607	—	3,024	583

Total liabilities	$336,829	—	336,246	583

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

	Fair Value
	Measurements at
	December 31,
	2009	Level 1	Level 2	Level 3
		(In thousands)

Trading account assets	$386,984	40,836	346,148	—
Investment securities available for sale:
U.S. Treasury and federal agencies	104,686	—	104,686	—
Obligations of states and political subdivisions	62,923	—	62,923	—
Mortgage-backed securities:
Government issued or guaranteed	3,902,282	—	3,902,282	—
Privately issued residential	2,064,904	—	—	2,064,904
Privately issued commercial	25,166	—	—	25,166
Collateralized debt obligations	115,346	—	—	115,346
Other debt securities	268,201	—	267,781	420
Equity securities	160,870	145,817	15,053	—

	6,704,378	145,817	4,352,725	2,205,836

Real estate loans held for sale	652,761	—	652,761	—
Other assets(b)	78,216	—	73,788	4,428

Total assets	$7,822,339	186,653	5,425,422	2,210,264

Trading account liabilities	$302,198	5,577	296,621	—
Other liabilities(b)	6,039	—	1,531	4,508

Total liabilities	$308,237	5,577	298,152	4,508

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2010.

(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2010 were as follows:

									Changes in
									Unrealized Gains
		Total Gains (Losses)							(Losses) Included
		Realized/Unrealized							in Earnings Related
				Included in					to Assets Still
	Balance-			Other		Transfer in		Balance-	Held at
	January 1,	Included		Comprehensive		and/or out of		December 31,	December 31,
	2010	in Earnings		Income	Settlements	Level 3(c)		2010	2010
					(In thousands)

Investment securities available for sale:
Privately issued residential mortgage-backed securities	$2,064,904	(63,503	)(a)	176,140	(386,732)	(355,248	)(d)	1,435,561	(63,503	)(a)
Privately issued commercial mortgage-backed securities	25,166	—		5,462	(8,221)	—		22,407	—
Collateralized debt obligations	115,346	(5,703	)(a)	2,887	(1,774)	—		110,756	(5,703	)(a)
Other debt securities	420	—		35	—	(455)		—	—

	2,205,836	(69,206)		184,524	(396,727)	(355,703)		1,568,724	(69,206)
Other assets and other liabilities	(80)	95,661	(b)	—	—	(93,337)		2,244	2,153	(b)

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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2008 were as follows:

								Changes in
								Unrealized Gains
		Total Gains (Losses)						(Losses) Included
		Realized/Unrealized						in Earnings Related
				Included in				to Assets Still
	Balance-			Other	Purchases, Sales,	Transfer in	Balance-	Held at
	January 1,	Included		Comprehensive	Issuances &	and/or out of	December 31,	December 31,
	2008	in Earnings		Income	Settlements	Level 3	2008	2008
					(In thousands)

Investment securities available for sale:
U.S. Treasury and federal agencies	$5,696	—		364	(528)	—	5,532	—
Obligations of states and political subdivisions	50	—		(5)	(7)	—	38	—
Government issued or guaranteed mortgage-backed securities	118,992	—		878	(6,390)	(28,936)	84,544	—
Privately issued residential and commercial mortgage-backed securities	1,159,644	(12,483	)(a)	(408,211)	(236,669)	1,865,319	2,367,600	(12,483	)(a)
Collateralized debt obligations	27,115	(11,413	)(a)	(13,232)	—	26	2,496	(11,413	)(a)
Equity securities	2,324	—		(9)	(13)	—	2,302	—

	1,313,821	(23,896)		(420,215)	(243,607)	1,836,409	2,462,512	(23,896)
Other assets and other liabilities	2,654	31,356	(b)	—	—	(25,744)	8,266	8,266	(b)

(a)	Reported as an other-than-temporary impairment loss in the consolidated statement of income or as gain (loss) on bank investment securities.

(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.

(c)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.

(d)	As a result of the Company’s adoption of new accounting rules governing the consolidation of variable interest entities, effective January 1, 2010 the Company derecognized $355 million of available-for-sale investment securities previously classified as Level 3 measurements. Further information regarding the Company’s adoption of new accounting requirements is included in note 19.

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Loans
Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $746 million at December 31, 2010, ($476 million and $270 million of which were classified as Level 2 and Level 3, respectively) and $901 million at December 31, 2009 ($547 million and $354 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on December 31, 2010 were decreases of $224 million for the year ended December 31, 2010, and on loans held by the Company on December 31, 2009 were decreases of $343 million for the year ended December 31, 2009

Capitalized servicing rights
Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. There were no changes in the fair value of capitalized servicing rights recognized for the year ended December 31, 2010. At December 31, 2010 and
December 31, 2009, no stratum of capitalized servicing rights had a carrying value equal to its fair value. Changes in fair value of capitalized servicing rights recognized for the year ended December 31, 2009 reflected increases in fair value of $22 million.

Assets taken in foreclosure of defaulted loans
Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $176 million and $43 million at December 31, 2010 and December 31, 2009, respectively. Changes in fair value recognized for those foreclosed assets held by the Company at December 31, 2010 were $37 million for the year ended December 31, 2010. Changes in fair value recognized for those foreclosed assets held by the Company at December 31, 2009 were $24 million for the year ended December 31, 2009.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. Additional information about the assumptions and calculations utilized follows.
The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	December 31, 2010		December 31, 2009
	Carrying	Calculated	Carrying	Calculated
	Amount	Estimate	Amount	Estimate
		(In thousands)

Financial assets:
Cash and cash equivalents	$933,755	$933,755	$1,246,342	$1,246,342
Interest-bearing deposits at banks	101,222	101,222	133,335	133,335
Trading account assets	523,834	523,834	386,984	386,984
Investment securities	7,150,540	7,051,454	7,780,609	7,629,485
Loans and leases:
Commercial loans and leases	13,390,610	13,135,569	13,479,447	13,090,206
Commercial real estate loans	21,183,161	20,840,346	20,949,931	20,426,273
Residential real estate loans	5,928,056	5,699,028	5,463,463	5,058,763
Consumer loans	11,488,555	11,178,583	12,043,845	11,575,525
Allowance for credit losses	(902,941)	—	(878,022)	—

Loans and leases, net	51,087,441	50,853,526	51,058,664	50,150,767
Accrued interest receivable	202,182	202,182	214,692	214,692
Financial liabilities:
Noninterest-bearing deposits	$(14,557,568)	$(14,557,568)	$(13,794,636)	$(13,794,636)
Savings deposits and NOW accounts	(27,824,630)	(27,824,630)	(25,073,269)	(25,073,269)
Time deposits	(5,817,170)	(5,865,779)	(7,531,495)	(7,592,214)
Deposits at Cayman Islands office	(1,605,916)	(1,605,916)	(1,050,438)	(1,050,438)
Short-term borrowings	(947,432)	(947,432)	(2,442,582)	(2,442,582)
Long-term borrowings	(7,840,151)	(7,937,397)	(10,240,016)	(9,822,153)
Accrued interest payable	(71,954)	(71,954)	(94,838)	(94,838)
Trading account liabilities	(333,222)	(333,222)	(302,198)	(302,198)
Other financial instruments:
Commitments to originate real estate loans for sale	$2,244	$2,244	$(80)	$(80)
Commitments to sell real estate loans	12,178	12,178	17,771	17,771
Other credit-related commitments	(74,426)	(74,426)	(55,954)	(55,954)
Interest rate swap agreements used for interest rate risk management	96,637	96,637	54,486	54,486

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

Loans and leases
In general, discount rates used to calculate values for loan products were based on the Company’s pricing at the respective period end. A higher discount rate was assumed with respect to estimated cash flows associated with nonaccrual loans. Projected loan cash flows were adjusted for estimated credit losses. However, such estimates made by the Company may not be indicative of assumptions and adjustments that a purchaser of the Company’s loans and leases would seek.

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

	December 31
	2010	2009
	(In thousands)

Commitments to extend credit
Home equity lines of credit	$6,281,366	$6,482,987
Commercial real estate loans to be sold	72,930	180,498
Other commercial real estate and construction	1,672,006	1,360,805
Residential real estate loans to be sold	161,583	631,090
Other residential real estate	151,111	127,788
Commercial and other	8,332,199	7,155,188
Standby letters of credit	3,917,318	3,828,586
Commercial letters of credit	76,962	66,377
Financial guarantees and indemnification contracts	1,609,944	1,633,549
Commitments to sell real estate loans	734,696	1,239,001

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
Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae DUS program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $1.6 billion and $1.3 billion at December 31, 2010 and 2009, respectively.

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
The Company occupies certain banking offices and uses certain equipment under noncancellable operating lease agreements expiring at various dates over the next 29 years. Minimum lease payments under noncancellable operating leases are summarized in the following table:

(In thousands)

Year ending December 31:
2011	$78,325
2012	75,033
2013	60,712
2014	50,493
2015	42,741
Later years	137,592

$444,896

The Company has an agreement with the Baltimore Ravens of the National Football League whereby the Company obtained the naming rights to a football stadium in Baltimore, Maryland. Under the agreement, the Company is obligated to pay $5 million per year through 2013 and $6 million per year from 2014 through 2017.
The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $85 million at December 31, 2010. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $71 million at December 31, 2010. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. Management believes that any reinsurance losses that may be payable by the Company will not be material to the Company’s consolidated financial position.
The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At December 31, 2010, management believes that any remaining liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.
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

				For the Years Ended December 31, 2010, 2009 and 2008
	Business Banking			Commercial Banking			Commercial Real Estate			Discretionary Portfolio
	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008

Net interest income(a)	$315,407	$321,208	$288,519	$582,231	$531,592	$433,238	$384,147	$346,513	$287,727	$23,347	$137,507	$144,856
Noninterest income	95,443	89,043	86,293	217,368	192,979	197,515	85,200	65,224	63,288	(34,383)	(100,507)	(140,063)

	410,850	410,251	374,812	799,599	724,571	630,753	469,347	411,737	351,015	(11,036)	37,000	4,793
Provision for credit losses	74,443	41,923	33,529	47,675	107,871	77,104	45,781	84,614	15,507	55,810	83,139	68,766
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	—	—	—	—	—	—
Depreciation and other amortization	276	857	757	552	628	559	7,339	5,934	4,588	3,733	5,506	5,342
Other noninterest expense	169,878	158,042	137,780	219,471	210,180	191,785	124,674	103,124	89,151	26,256	27,070	45,892

Income (loss) before taxes	166,253	209,429	202,746	531,901	405,892	361,305	291,553	218,065	241,769	(96,835)	(78,715)	(115,207)
Income tax expense (benefit)	67,687	85,387	82,686	217,734	166,459	148,136	88,466	62,711	77,478	(58,269)	(50,692)	(67,142)

Net income (loss)	$98,566	$124,042	$120,060	$314,167	$239,433	$213,169	$203,087	$155,354	$164,291	$(38,566)	$(28,023)	$(48,065)

Average total assets (in millions)	$4,843	$4,869	$4,452	$15,461	$15,399	$14,981	$13,194	$12,842	$11,394	$14,690	$13,763	$14,179

Capital expenditures (in millions)	$1	$1	$2	$3	$—	$1	$1	$1	$—	$—	$—	$—

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

	For the Years Ended December 31, 2010, 2009 and 2008
	Residential Mortgage Banking			Retail Banking			All Other			Total
	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008

Net interest income(a)	$71,599	$78,865	$66,051	$839,828	$878,520	$830,022	$50,967	$(238,457)	$(110,617)	$2,267,526	$2,055,748	$1,939,796
Noninterest income	195,540	226,659	171,774	380,015	372,821	343,666	168,917	201,887	216,506	1,108,100	1,048,106	938,979

	267,139	305,524	237,825	1,219,843	1,251,341	1,173,688	219,884	(36,570)	105,889	3,375,626	3,103,854	2,878,775
Provision for credit losses	49,110	97,816	104,995	109,978	130,509	98,586	(14,797)	58,128	13,513	368,000	604,000	412,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	58,103	64,255	66,646	58,103	64,255	66,646
Depreciation and other amortization	46,171	51,552	56,666	31,350	31,299	28,523	34,838	30,890	22,709	124,259	126,666	119,144
Other noninterest expense	160,131	185,829	164,102	698,540	689,314	624,834	333,525	416,083	287,662	1,732,475	1,789,642	1,541,206

Income (loss) before taxes	11,727	(29,673)	(87,938)	379,975	400,219	421,745	(191,785)	(605,926)	(284,641)	1,092,789	519,291	739,779
Income tax expense (benefit)	587	(16,629)	(39,758)	154,680	162,957	171,740	(114,257)	(270,793)	(189,248)	356,628	139,400	183,892

Net income (loss)	$11,140	$(13,044)	$(48,180)	$225,295	$237,262	$250,005	$(77,528)	$(335,133)	$(95,393)	$736,161	$379,891	$555,887

Average total assets (in millions)	$2,217	$2,552	$2,660	$12,079	$12,024	$11,356	$5,896	$6,023	$6,110	$68,380	$67,472	$65,132

Capital expenditures (in millions)	$1	$—	$—	$33	$39	$38	$31	$18	$31	$70	$59	$72

(a)	Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $24,023,000 in 2010, $21,829,000 in 2009 and $21,861,000 in 2008 and is eliminated in “All Other” net interest income and income tax expense (benefit).

The Business Banking segment provides deposit, lending, cash management and other financial services to small businesses and professionals through the Company’s banking office network and several other delivery channels, including business banking centers, telephone banking, Internet banking and automated teller machines. The Commercial Banking segment provides a wide range of credit products and banking services to middle-market and large commercial customers, mainly within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, letters of credit, deposit products and cash management services. The Commercial Real Estate segment provides credit services which are secured by various types of multifamily residential and commercial real estate and deposit services to its customers. Activities of this segment include the origination, sales and servicing of commercial real estate loans. The Discretionary Portfolio segment includes securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swap agreements related thereto; and Cayman Islands branch deposits. This segment also provides foreign exchange services to customers. The Residential Mortgage Banking segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to the Discretionary Portfolio segment. The segment periodically purchases servicing rights to loans that have been originated by other entities. This segment also originated loans to developers of residential real estate properties. Residential mortgage loans held for sale are included in the Residential Mortgage Banking segment. The Retail Banking segment offers a variety of services to consumers through several delivery channels that include banking offices, automated teller machines, telephone banking and Internet banking. The “All Other” category includes other operating activities of the Company that are not directly attributable to the reported segments; the difference between the provision for credit losses and the calculated provision allocated to the reportable segments; goodwill and core deposit and other intangible assets resulting from acquisitions of financial institutions; merger-related gains and expenses resulting from acquisitions; the net impact of the Company’s internal funds transfer pricing methodology; eliminations of transactions between reportable segments; certain nonrecurring transactions; the residual effects of unallocated support systems and general and administrative expenses; and the impact of interest rate risk management strategies. The

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

amount of intersegment activity eliminated in arriving at consolidated totals was included in the “All Other” category as follows:

	Year Ended December 31
	2010	2009	2008
	(In thousands)

Revenues	$(41,508)	$(47,114)	$(42,738)
Expenses	(15,527)	(19,164)	(19,198)
Income taxes (benefit)	(10,572)	(11,373)	(9,578)
Net income (loss)	(15,409)	(16,577)	(13,962)

The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

23.	Regulatory matters
Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2010, approximately $1.4 billion was available for payment of dividends to M&T from banking subsidiaries.
Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.
The bank subsidiaries are required to maintain noninterest-earning reserves against certain deposit liabilities. During the maintenance periods that included December 31, 2010 and 2009, cash and due from banks included a daily average of $196,402,000 and $162,952,000, respectively, for such purpose.
Federal regulators have adopted capital adequacy guidelines for bank holding companies and banks. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under the capital adequacy guidelines, the so-called “Tier 1 capital” and “Total capital” as a percentage of risk-weighted assets and certain off-balance sheet financial instruments must be at least 4% and 8%, respectively. In addition to these risk-based measures, regulators also require banking institutions that meet certain qualitative criteria to maintain a minimum “leverage” ratio of “Tier 1 capital” to average total assets, adjusted for goodwill and certain other items, of at least 3% to be considered adequately capitalized. As of December 31, 2010, M&T and each of its banking subsidiaries exceeded all applicable capital adequacy requirements. To be considered “well capitalized,” under the regulatory framework for prompt corrective action, a banking institution must maintain Tier 1 risk-based capital, total risk-based capital and leverage ratios of at least 6%, 10% and 5%, respectively.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2010 and 2009 are presented below:

	M&T		M&T
	(Consolidated)	M&T Bank	Bank, N.A.
	(Dollars in thousands)

December 31, 2010:
Tier 1 capital
Amount	$6,051,724	$5,406,330	$190,151
Ratio(a)	9.47%	8.62%	26.80%
Minimum required amount(b)	2,555,215	2,508,897	28,386
Total capital
Amount	8,352,643	7,686,799	196,140
Ratio(a)	13.08%	12.26%	27.64%
Minimum required amount(b)	5,110,431	5,017,795	56,772
Leverage
Amount	6,051,724	5,406,330	190,151
Ratio(c)	9.33%	8.46%	22.54%
Minimum required amount(b)	1,946,312	1,916,033	25,307
December 31, 2009:
Tier 1 capital
Amount	$5,514,093	$4,988,224	$188,769
Ratio(a)	8.59%	7.96%	18.49%
Minimum required amount(b)	2,567,323	2,507,700	40,846
Total capital
Amount	7,892,455	7,342,191	193,591
Ratio(a)	12.30%	11.71%	18.96%
Minimum required amount(b)	5,134,646	5,015,399	81,692
Leverage
Amount	5,514,093	4,988,224	188,769
Ratio(c)	8.43%	7.77%	19.41%
Minimum required amount(b)	1,961,213	1,925,558	29,179

(a)	The ratio of capital to risk-weighted assets, as defined by regulation.
(b)	Minimum amount of capital to be considered adequately capitalized, as defined by regulation.
(c)	The ratio of capital to average assets, as defined by regulation.

24.	Relationship of M&T and AIB
AIB received 26,700,000 shares of M&T common stock on April 1, 2003 as a result of M&T’s acquisition of a subsidiary of AIB on that date. In an effort to raise its capital position to meet new Irish government-mandated capital requirements, AIB sold those shares on November 4, 2010 and, as a result, the provisions of the Agreement and Plan of Reorganization between M&T and AIB related to AIB’s rights as a substantial shareholder in the corporate governance of M&T became inoperative as of that date.

25.	Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.
In 2007, M&T invested $300 million to acquire a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage lender. M&T recognizes income or loss from BLG using the equity method of accounting. The carrying value of that investment was $220 million at December 31, 2010.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has purchased loan servicing rights for small-balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $5.2 billion and $5.5 billion at December 31, 2010 and 2009, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $26 million at December 31, 2010 and $40 million at December 31, 2009. Capitalized servicing rights at December 31, 2010 and 2009 also included $9 million and $17 million, respectively, for servicing rights that were purchased from Bayview Financial related to residential mortgage loans with outstanding principal balances of $3.6 billion and $4.1 billion at December 31, 2010 and 2009, respectively. Revenues from servicing residential and small-balance commercial mortgage loans purchased from BLG and Bayview Financial were $46 million, $50 million and $54 million during 2010, 2009 and 2008, respectively. M&T Bank provided $34 million of credit facilities to Bayview Financial at December 31, 2009, of which $24 million was outstanding at that date. That credit facility expired and was repaid in full during 2010. There was no similar credit facility provided as of December 31, 2010. The Company held $22 million and $25 million at December 31, 2010 and 2009, respectively, of collateralized mortgage obligations in its available-for-sale investment securities portfolio that were securitized by Bayview Financial. In addition, the Company held $313 million and $352 million of similar investment securities in its held-to-maturity portfolio at December 31, 2010 and December 31, 2009, respectively.

26.	Parent company financial statements

Condensed Balance Sheet

	December 31
	2010	2009
	(In thousands)

Assets
Cash in subsidiary bank	$1,784	$1,455
Due from consolidated bank subsidiaries
Money-market savings	481,340	327,029
Current income tax receivable	2,664	5,037
Other	—	55

Total due from consolidated bank subsidiaries	484,004	332,121
Investments in consolidated subsidiaries
Banks	9,048,703	8,559,692
Other	30,978	29,925
Investments in unconsolidated subsidiaries (note 19)	34,257	34,424
Investment in Bayview Lending Group LLC	219,800	245,568
Other assets	88,976	93,506

Total assets	$9,908,502	$9,296,691

Liabilities
Due to consolidated bank subsidiaries	$20	$—
Accrued expenses and other liabilities	73,283	68,004
Long-term borrowings	1,477,504	1,475,780

Total liabilities	1,550,807	1,543,784
Shareholders’ equity	8,357,695	7,752,907

Total liabilities and shareholders’ equity	$9,908,502	$9,296,691

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Condensed Statement of Income

	Year Ended December 31
	2010	2009	2008
	(In thousands, except per share)

Income
Dividends from consolidated bank subsidiaries	$500,000	$—	$—
Equity in earnings of Bayview Lending Group LLC	(25,768)	(25,898)	(37,453)
Other-than-temporary impairment losses	(11,993)	—	—
Other income	6,558	10,670	2,985

Total income	468,797	(15,228)	(34,468)

Expense
Interest on long-term borrowings	91,073	93,331	101,534
Other expense	7,447	5,427	2,798

Total expense	98,520	98,758	104,332

Income (loss) before income taxes and equity in undistributed income of subsidiaries	370,277	(113,986)	(138,800)
Income tax credits	48,416	42,740	51,085

Income (loss) before equity in undistributed income of subsidiaries	418,693	(71,246)	(87,715)

Equity in undistributed income of subsidiaries
Net income of subsidiaries	817,468	451,137	643,602
Less: dividends received	(500,000)	—	—

Equity in undistributed income of subsidiaries	317,468	451,137	643,602

Net income	$736,161	$379,891	$555,887

Net income per common share
Basic	$5.72	$2.90	$5.04
Diluted	5.69	2.89	5.01

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Condensed Statement of Cash Flows

	Year Ended December 31
	2010	2009	2008
	(In thousands)

Cash flows from operating activities
Net income	$736,161	$379,891	$555,887
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(317,468)	(451,137)	(643,602)
Provision for deferred income taxes	2,237	291	16,653
Net change in accrued income and expense	43,567	14,589	46,884

Net cash provided (used) by operating activities	464,497	(56,366)	(24,178)

Cash flows from investing activities
Proceeds from sales of investment securities	2,591	—	15,808
Proceeds from maturities of investment securities	1,150	6,600	17,120
Purchases of investment securities	(2,225)	(1,855)	(43,072)
Investment in subsidiary	—	(120,000)	—
Proceeds from repayment of advances to subsidiaries	—	200,000	—
Other, net	1,033	15,088	(8,790)

Net cash provided (used) by investing activities	2,549	99,833	(18,934)

Cash flows from financing activities
Proceeds from long-term borrowings	—	—	350,010
Payments on long-term borrowings	—	(111,046)	(20,661)
Dividends paid — common	(335,303)	(325,706)	(308,501)
Dividends paid — preferred	(40,225)	(31,946)	—
Proceeds from subsidiary for issuance of common stock to defined benefit pension plan	—	44,289	—
Proceeds from issuance of preferred stock and warrants	—	—	600,000
Other, net	63,122	12,255	13,184

Net cash provided (used) by financing activities	(312,406)	(412,154)	634,032

Net increase (decrease) in cash and cash equivalents	154,640	(368,687)	590,920
Cash and cash equivalents at beginning of year	328,484	697,171	106,251

Cash and cash equivalents at end of year	$483,124	$328,484	$697,171

Supplemental disclosure of cash flow information
Interest received during the year	$1,581	$4,960	$15,311
Interest paid during the year	87,456	92,247	99,209
Income taxes received during the year	50,882	45,745	62,501

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of December 31, 2010.
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
(d) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The identification of the Registrant’s directors is incorporated by reference to the caption “NOMINEES FOR DIRECTOR” contained in the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 7, 2011.
The identification of the Registrant’s executive officers is presented under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.
Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant’s directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant’s common stock, is incorporated by reference to the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or about March 7, 2011.
The other information required by Item 10 is incorporated by reference to the captions “CORPORATE GOVERNANCE OF M&T BANK CORPORATION,” “BOARD OF DIRECTORS, COMMITTEES OF THE BOARD AND ATTENDANCE” and “CODES OF BUSINESS CONDUCT AND ETHICS” contained in the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 7, 2011.

Item 11.	Executive Compensation.

Incorporated by reference to the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” contained in the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 7, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Incorporated by reference to the captions “PRINCIPAL BENEFICIAL OWNERS OF SHARES” and “STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS” contained in the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 7, 2011.
The information required by this item concerning Equity Compensation Plan information is incorporated by reference to the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” contained in the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 7, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the captions “TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS” and “BOARD OF DIRECTORS, COMMITTEES OF THE BOARD AND ATTENDANCE” contained in the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 7, 2011.

Item 14.	Principal Accounting Fees and Services.
Incorporated by reference to the caption “PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF M&T BANK CORPORATION” contained in the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 7, 2011.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February, 2011.

M&T BANK CORPORATION

By:	/s/ Robert G. Wilmers
Robert G. Wilmers
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Robert G. Wilmers Robert G. Wilmers	Chairman of the Board and Chief Executive Officer	February 18, 2011

Principal Financial Officer:

/s/ René F. Jones René F. Jones	Executive Vice President and Chief Financial Officer	February 18, 2011

Principal Accounting Officer:

/s/ Michael R. Spychala Michael R. Spychala	Senior Vice President and Controller	February 18, 2011

A majority of the board of directors:

/s/ Brent D. Baird Brent D. Baird		February 18, 2011

/s/ Robert J. Bennett Robert J. Bennett		February 18, 2011

/s/ C. Angela Bontempo C. Angela Bontempo		February 18, 2011

Robert T. Brady

/s/ Michael D. Buckley Michael D. Buckley	February 18, 2011

/s/ T. Jefferson Cunningham III T. Jefferson Cunningham III	February 18, 2011

/s/ Mark J. Czarnecki Mark J. Czarnecki	February 18, 2011

/s/ Gary N. Geisel Gary N. Geisel	February 18, 2011

/s/ Patrick W.E. Hodgson Patrick W.E. Hodgson	February 18, 2011

/s/ Richard G. King Richard G. King	February 18, 2011

/s/ Jorge G. Pereira Jorge G. Pereira	February 18, 2011

/s/ Michael P. Pinto Michael P. Pinto	February 18, 2011

Melinda R. Rich

/s/ Robert E. Sadler, Jr. Robert E. Sadler, Jr.	February 18, 2011

/s/ Herbert L. Washington Herbert L. Washington	February 18, 2011

/s/ Robert G. Wilmers Robert G. Wilmers	February 18, 2011

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of M&T Bank Corporation dated November 18, 2010. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated November 19, 2010 (File No. 1-9861).
3.2	Amended and Restated Bylaws of M&T Bank Corporation, effective November 16, 2010. Incorporated by reference to Exhibit 3.2 to the Form 8-K dated November 19, 2010 (File No. 1-9861).
4.1	There are no instruments with respect to long-term debt of M&T Bank Corporation and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of M&T Bank Corporation and its subsidiaries on a consolidated basis. M&T Bank Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of M&T Bank Corporation and its subsidiaries on request.
4.2	Warrant to purchase shares of M&T Bank Corporation Common Stock dated December 23, 2008. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated December 19, 2008 (File No. 1-9861).
10.1	Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).
10.2	Amendment No. 1, dated December 9, 2003, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
10.3	Amendment No. 2, dated January 30, 2009, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended December 31, 2008 (File No. 1-9861).
10.4	Amendment No. 3, dated December 4, 2009, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.4 to the Form 10-K for the year ended December 31, 2009 (File No. 1-9861).
10.5	Amendment No. 4, dated December 3, 2010, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Filed herewith.
10.6	M&T Bank Corporation 1983 Stock Option Plan as last amended on April 20, 1999. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 1999 (File No. 1-9861).*
10.7	M&T Bank Corporation 2001 Stock Option Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 6, 2001 (File No. 1-9861).*
10.8	M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.9	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended December 31, 1995 (File No. 1-9861).*
10.10	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*
10.11	Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861).*
10.12	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*
10.13	M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 15, 2005 (File No. 1-9861).*
10.14	M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit 10.2 to the Form 8-K dated November 15, 2005 (File No. 1-9861).*
10.15	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2004 (File No. 1-9861).*
10.16	M&T Bank Corporation 2008 Directors’ Stock Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 dated April 7, 2008 (File No. 333-150122).*

10.17	Restated 1987 Stock Option and Appreciation Rights Plan of ONBANCorp, Inc. Incorporated by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.18	1992 ONBANCorp Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.19	Keystone Financial, Inc. 1997 Stock Incentive Plan, as amended November 19, 1998. Incorporated by reference to Exhibit 10.16 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.20	Keystone Financial, Inc. 1992 Stock Incentive Plan. Incorporated by reference to Exhibit 10.10 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1997 (File No. 000-11460).*
10.21	Keystone Financial, Inc. 1988 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.22	Keystone Financial, Inc. 1995 Non-Employee Directors’ Stock Option Plan. Incorporated by reference to Exhibit B to the Proxy Statement of Keystone Financial, Inc. dated April 7, 1995 (File No. 000-11460).*
10.23	Keystone Financial, Inc. 1990 Non-Employee Directors’ Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.9 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.24	Keystone Financial, Inc. 1992 Director Fee Plan. Incorporated by reference to Exhibit 10.11 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1999 (File No. 000-11460).*
10.25	Financial Trust Corp Non-Employee Director Stock Option Plan of 1994. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Financial Trust Corp, dated March 26, 1996 (File No. 333-01989).*
10.26	Progressive Bank, Inc. 1993 Non-Qualified Stock Option Plan for Directors. Incorporated by reference to Exhibit 10.9 to the Progressive Bank, Inc. Form 10-K for the year ended December 31, 1993 (File No. 0-15025).*
10.27	Premier National Bancorp, Inc. 1995 Incentive Stock Plan (as amended and restated effective May 13, 1999). Incorporated by reference to Exhibit 10.4 to the Premier National Bancorp, Inc. Form 10-K for the year ended December 31, 1999 (File No. 1-13213).*
10.28	M&T Bank Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended September 30, 2002 (File No. 1-9861).*
10.29	M&T Bank Corporation 2005 Incentive Compensation Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 4, 2005 (File No. 1-9861).*
10.30	M&T Bank Corporation 2009 Equity Incentive Compensation Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 6, 2009 (File No. 1-9861).*
10.31	M&T Bank Corporation Employee Severance Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2005 (File No. 1-9861).*
10.32	Provident Bankshares Corporation Amended and Restated Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 dated June 5, 2009 (File No. 333-159795).*
10.33	Provident Bankshares Corporation 2004 Equity Compensation Plan. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated June 5, 2009 (File No. 333-159795).*
10.34	Southern Financial Bancorp, Inc. 1993 Stock Option and Incentive Plan (as Amended and Restated in 2001). Incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 dated July 24, 2009 (File No. 333-159795).*
10.35	Letter Agreement including the Securities Purchase Agreement — Standard Terms incorporated therein, between M&T Bank Corporation and the U.S. Department of Treasury, dated December 23, 2008. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 19, 2008 (File No. 1-9861).
11.1	Statement re: Computation of Earnings Per Common Share. Incorporated by reference to note 14 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

12.1		Ratio of Earnings to Fixed Charges. Filed herewith.
14.1		M&T Bank Corporation Code of Ethics for CEO and Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
21.1		Subsidiaries of the Registrant. Incorporated by reference to the caption “Subsidiaries” contained in Part I, Item 1 hereof.
23.1		Consent of PricewaterhouseCoopers LLP re: Registration Statement Nos. 333-57330, 333-63660, 33-12207, 33-58500, 33-63917, 333-43171, 333-43175, 333-63985, 333-97031, 33-32044, 333-16077, 333-84384, 333-127406, 333-150122, 333-164015, 333-163992, 333-160769, 333-159795, 333-170740 and 333-155759. Filed herewith.
31.1		Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2		Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1		Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2		Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.1		Certification of Chief Executive Officer under EESA § 111(b)(4). Filed herewith.
99.2		Certification of Chief Financial Officer under EESA § 111(b)(4). Filed herewith.
99.3		Replacement Capital Covenant of M&T Bank Corporation dated January 31, 2008. Incorporated by reference to Exhibit 99.1 to the Form 8-K dated January 31, 2008 (File No. 1-9861).
101	.INS**	XBRL Instance Document.
101	.SCH**	XBRL Taxonomy Extension Schema.
101	.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101	.LAB**	XBRL Taxonomy Extension Label Linkbase.
101	.PRE**	XBRL Taxonomy Extension Presentation Linkbase.
101	.DEF**	XBRL Taxonomy Definition Linkbase.

*	Management contract or compensatory plan or arrangement.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.