Form 10-Q
period 2011-03-31
M&T BANK CORP
filed 2011-04-29
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on April 22, 2011: 120,789,167 shares.

M&T BANK CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

		March 31,	December 31,
Dollars in thousands, except per share		2011	2010

Assets
	Cash and due from banks	$972,005	908,755
	Interest-bearing deposits at banks	100,101	101,222
	Federal funds sold	10,300	25,000
	Trading account	413,737	523,834
	Investment securities (includes pledged securities that can be sold or repledged of $1,901,174 at March 31, 2011; $1,937,817 at December 31, 2010)
	Available for sale (cost: $4,932,460 at March 31, 2011; $5,494,377 at December 31, 2010)	4,854,984	5,413,492
	Held to maturity (fair value: $1,173,836 at March 31, 2011; $1,225,253 at December 31, 2010)	1,262,089	1,324,339
	Other (fair value: $390,092 at March 31, 2011; $412,709 at December 31, 2010)	390,092	412,709

	Total investment securities	6,507,165	7,150,540

	Loans and leases	52,435,574	52,315,942
	Unearned discount	(316,893)	(325,560)

	Loans and leases, net of unearned discount	52,118,681	51,990,382
	Allowance for credit losses	(903,703)	(902,941)

	Loans and leases, net	51,214,978	51,087,441

	Premises and equipment	431,292	435,837
	Goodwill	3,524,625	3,524,625
	Core deposit and other intangible assets	113,603	125,917
	Accrued interest and other assets	4,593,402	4,138,092

	Total assets	$67,881,208	68,021,263

Liabilities
	Noninterest-bearing deposits	$15,219,562	14,557,568
	NOW accounts	1,424,848	1,393,349
	Savings deposits	27,331,587	26,431,281
	Time deposits	5,508,432	5,817,170
	Deposits at Cayman Islands office	1,063,670	1,605,916

	Total deposits	50,548,099	49,805,284

	Federal funds purchased and agreements to repurchase securities	441,196	866,555
	Other short-term borrowings	63,480	80,877
	Accrued interest and other liabilities	1,015,495	1,070,701
	Long-term borrowings	7,305,420	7,840,151

	Total liabilities	59,373,690	59,663,568

Shareholders’ equity
	Preferred stock, $1.00 par, 1,000,000 shares authorized, 778,000 shares issued and outstanding (liquidation preference $1,000 per share)	743,385	740,657
	Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued	60,198	60,198
	Common stock issuable, 66,015 shares at March 31, 2011; 71,345 shares at December 31, 2010	3,889	4,189
	Additional paid-in capital	2,367,556	2,398,615
	Retained earnings	5,534,909	5,426,701
	Accumulated other comprehensive income (loss), net	(197,521)	(205,220)
	Treasury stock — common, at cost - 52,284 shares at March 31, 2011; 693,974 shares at December 31, 2010	(4,898)	(67,445)

	Total shareholders’ equity	8,507,518	8,357,695

	Total liabilities and shareholders’ equity	$67,881,208	68,021,263

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended March 31
In thousands, except per share		2011	2010

Interest income	Loans and leases, including fees	$594,032	588,127
	Deposits at banks	36	6
	Federal funds sold	18	11
	Agreements to resell securities	1	2
	Trading account	388	83
	Investment securities
	Fully taxable	70,662	85,647
	Exempt from federal taxes	2,346	2,510

	Total interest income	667,483	676,386

Interest expense	NOW accounts	202	200
	Savings deposits	19,239	20,449
	Time deposits	19,071	29,446
	Deposits at Cayman Islands office	394	325
	Short-term borrowings	492	887
	Long-term borrowings	59,281	68,745

	Total interest expense	98,679	120,052

	Net interest income	568,804	556,334
	Provision for credit losses	75,000	105,000

	Net interest income after provision for credit losses	493,804	451,334

Other income	Mortgage banking revenues	45,156	41,476
	Service charges on deposit accounts	109,731	120,295
	Trust income	29,321	30,928
	Brokerage services income	14,296	13,106
	Trading account and foreign exchange gains	8,279	4,699
	Gain on bank investment securities	39,353	459
	Total other-than-temporary impairment (“OTTI”) losses	(9,514)	(29,487)
	Portion of OTTI losses recognized in other comprehensive income (before taxes)	(6,527)	2,685

	Net OTTI losses recognized in earnings	(16,041)	(26,802)

	Equity in earnings of Bayview Lending Group LLC	(6,678)	(5,714)
	Other revenues from operations	91,003	79,259

	Total other income	314,420	257,706

Other expense	Salaries and employee benefits	266,090	264,046
	Equipment and net occupancy	56,663	55,401
	Printing, postage and supplies	9,202	9,043
	Amortization of core deposit and other intangible assets	12,314	16,475
	FDIC assessments	19,094	21,348
	Other costs of operations	136,208	123,049

	Total other expense	499,571	489,362

	Income before taxes	308,653	219,678
	Income taxes	102,380	68,723

	Net income	$206,273	150,955

	Net income available to common shareholders
	Basic	$190,113	136,428
	Diluted	190,121	136,431

	Net income per common share
	Basic	$1.59	1.16
	Diluted	1.59	1.15

	Cash dividends per common share	$.70	.70

	Average common shares outstanding
	Basic	119,201	117,765
	Diluted	119,852	118,256

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Three months ended March 31
In thousands		2011	2010

Cash flows from	Net income	$206,273	150,955
operating activities	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	75,000	105,000
	Depreciation and amortization of premises and equipment	17,978	17,207
	Amortization of capitalized servicing rights	13,478	14,645
	Amortization of core deposit and other intangible assets	12,314	16,475
	Provision for deferred income taxes	11,438	(10,163)
	Asset write-downs	17,720	27,821
	Net (gain) loss on sales of assets	(44,504)	1,461
	Net change in accrued interest receivable, payable	5,068	98
	Net change in other accrued income and expense	2,063	80,537
	Net change in loans originated for sale	373,020	252,227
	Net change in trading account assets and liabilities	80,805	(2,664)

	Net cash provided by operating activities	770,653	653,599

Cash flows from	Proceeds from sales of investment securities
investing activities	Available for sale	13,380	14,759
	Other	22,969	11,478
	Proceeds from maturities of investment securities
	Available for sale	408,574	369,136
	Held to maturity	66,465	29,828
	Purchases of investment securities
	Available for sale	(353,508)	(34,084)
	Held to maturity	(7,796)	(969,953)
	Other	(352)	(428)
	Net (increase) decrease in loans and leases	(579,845)	546,709
	Net decrease in interest-bearing deposits at banks	1,121	12,030
	Other investments, net	(8,769)	(6,198)
	Additions to capitalized servicing rights	(1,195)	(57)
	Capital expenditures, net	(8,854)	(10,570)
	Other, net	35,231	(10,305)

	Net cash used by investing activities	(412,579)	(47,655)

Cash flows from	Net increase in deposits	745,021	93,998
financing activities	Net decrease in short-term borrowings	(442,751)	(571,827)
	Payments on long-term borrowings	(528,511)	(252,880)
	Dividends paid — common	(84,718)	(83,303)
	Dividends paid — preferred	(10,056)	(10,056)
	Other, net	11,491	15,451

	Net cash used by financing activities	(309,524)	(808,617)

	Net increase (decrease) in cash and cash equivalents	48,550	(202,673)
	Cash and cash equivalents at beginning of period	933,755	1,246,342

	Cash and cash equivalents at end of period	$982,305	1,043,669

Supplemental disclosure of	Interest received during the period	$665,490	684,212
cash flow	Interest paid during the period	88,658	121,445
information	Income taxes paid during the period	77,169	14,250

Supplemental schedule of	Real estate acquired in settlement of loans	$18,168	20,749
noncash	Increase (decrease) from consolidation of securitization trusts:
investing and	Loans	—	423,865
financing	Investment securities — available for sale	—	(360,471)
activities	Long-term borrowings	—	65,419
	Accrued interest and other	—	2,025

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						other
			Common	Additional		comprehensive
	Preferred	Common	stock	paid-in	Retained	income	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	(loss), net	stock	Total

2010
Balance — January 1, 2010	$730,235	60,198	4,342	2,442,947	5,076,884	(335,997)	(225,702)	7,752,907
Comprehensive income:
Net income	—	—	—	—	150,955	—	—	150,955
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	79,856	—	79,856
Defined benefit plans liability adjustment	—	—	—	—	—	1,030	—	1,030
Unrealized gains on terminated cash flow hedge	—	—	—	—	—	(70)	—	(70)

								231,771
Preferred stock cash dividends	—	—	—	—	(10,056)	—	—	(10,056)
Amortization of preferred stock discount	2,534	—	—	—	(2,534)	—	—	—
Repayment of management stock ownership program receivable	—	—	—	155	—	—	—	155
Stock-based compensation plans:
Compensation expense, net	—	—	—	(23,297)	—	—	39,426	16,129
Exercises of stock options, net	—	—	—	(8,471)	—	—	16,169	7,698
Directors’ stock plan	—	—	—	(145)	—	—	408	263
Deferred compensation plans, net, including dividend equivalents	—	—	(269)	(258)	(48)	—	525	(50)
Other	—	—	—	471	—	—	—	471
Common stock cash dividends — $0.70 per share	—	—	—	—	(83,601)	—	—	(83,601)

Balance — March 31, 2010	$732,769	60,198	4,073	2,411,402	5,131,600	(255,181)	(169,174)	7,915,687

2011
Balance — January 1, 2011	$740,657	60,198	4,189	2,398,615	5,426,701	(205,220)	(67,445)	8,357,695
Comprehensive income:
Net income	—	—	—	—	206,273	—	—	206,273
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	5,658	—	5,658
Defined benefit plans liability adjustment	—	—	—	—	—	2,111	—	2,111
Unrealized gains on terminated cash flow hedge	—	—	—	—	—	(70)	—	(70)

								213,972
Preferred stock cash dividends	—	—	—	—	(10,498)	—	—	(10,498)
Amortization of preferred stock discount	2,728	—	—	—	(2,728)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	—	—	(20,796)	—	—	31,664	10,868
Exercises of stock options, net	—	—	—	(10,524)	—	—	30,072	19,548
Directors’ stock plan	—	—	—	(32)	—	—	304	272
Deferred compensation plans, net, including dividend equivalents	—	—	(300)	(220)	(47)	—	507	(60)
Other	—	—	—	513	—	—	—	513
Common stock cash dividends — $0.70 per share	—	—	—	—	(84,792)	—	—	(84,792)

Balance — March 31, 2011	$743,385	60,198	3,889	2,367,556	5,534,909	(197,521)	(4,898)	8,507,518

NOTES TO FINANCIAL STATEMENTS
1. Significant accounting policies
The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in the 2010 Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.
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
     On November 1, 2010, M&T announced that it had entered into a definitive agreement with Wilmington Trust Corporation (“Wilmington Trust”), headquartered in Wilmington, Delaware, under which Wilmington Trust will be acquired by M&T. Pursuant to the terms of the agreement, Wilmington Trust common shareholders will receive .051372 shares of M&T common stock in exchange for each share of Wilmington Trust common stock in a stock-for-stock transaction valued at $351 million (with the price based on M&T’s closing price of $74.75 per share as of October 29, 2010), plus the assumption of $330 million in preferred stock issued by Wilmington Trust as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”).
     At December 31, 2010, Wilmington Trust had approximately $10.9 billion of assets, including $7.5 billion of loans, $10.1 billion of liabilities, including $9.0 billion of deposits, and $60.1 billion of combined assets under management, including $43.6 billion managed by Wilmington Trust and $16.5 billion managed by affiliates. At a special shareholder meeting held on March 22, 2011, Wilmington Trust’s common shareholders approved the merger transaction. M&T announced on April 26, 2011 that it had received the approval of the Board of Governors of the Federal Reserve System to acquire Wilmington Trust. Additional regulatory approvals, including those from the New York State Banking Superintendent and the Delaware Banking Commissioner, are still pending. Subject to the terms and conditions of the merger agreement, M&T expects to close the merger with Wilmington Trust promptly after receiving the remaining regulatory approvals and after the 15-day waiting period associated with the Federal Reserve Board’s approval order has expired.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
2. Acquisitions, continued
     In connection with the K Bank acquisition transaction and the pending Wilmington Trust acquisition, the Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; travel costs; and printing, postage, supplies and other costs of completing the transactions and commencing operations in new markets and offices. There were no merger-related expenses during the three months ended March 31, 2010. A summary of merger-related expenses associated with the acquisition transactions included in the consolidated statement of income for the three months ended March 31, 2011 follows:

(in thousands)
Salaries and employee benefits	$7
Equipment and net occupancy	79
Printing, postage and supplies	147
Other costs of operations	4,062

$4,295

3. Investment securities
The amortized cost and estimated fair value of investment securities were as follows:

			Gross
	Amortized	Gross	unrealized	Estimated
	cost	unrealized gains	losses	fair value
	(in thousands)
March 31, 2011
Investment securities available for sale:
U.S. Treasury and federal agencies	$38,531	758	150	$39,139
Obligations of states and political subdivisions	59,010	442	62	59,390
Mortgage-backed securities:
Government issued or guaranteed	2,732,299	108,911	1,349	2,839,861
Privately issued residential	1,600,110	14,006	222,238	1,391,878
Privately issued commercial	23,232	—	2,765	20,467
Collateralized debt obligations	94,290	27,734	7,759	114,265
Other debt securities	306,870	29,980	30,301	306,549
Equity securities	78,118	7,121	1,804	83,435

	4,932,460	188,952	266,428	4,854,984

Investment securities held to maturity:
Obligations of states and political subdivisions	191,251	1,916	1,166	192,001
Mortgage-backed securities:
Government issued or guaranteed	758,611	11,743	—	770,354
Privately issued	299,780	—	100,746	199,034
Other debt securities	12,447	—	—	12,447

	1,262,089	13,659	101,912	1,173,836

Other securities	390,092	—	—	390,092

Total	$6,584,641	202,611	368,340	$6,418,912

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(in thousands)
December 31, 2010
Investment securities available for sale:
U.S. Treasury and federal agencies	$61,772	1,680	18	$63,434
Obligations of states and political subdivisions	59,921	561	57	60,425
Mortgage-backed securities:
Government issued or guaranteed	3,146,054	161,298	1,111	3,306,241
Privately issued residential	1,677,064	10,578	252,081	1,435,561
Privately issued commercial	25,357	—	2,950	22,407
Collateralized debt obligations	95,080	24,754	9,078	110,756
Other debt securities	310,017	26,883	38,000	298,900
Equity securities	119,112	5,098	8,442	115,768

	5,494,377	230,852	311,737	5,413,492

Investment securities held to maturity:
Obligations of states and political subdivisions	191,119	1,944	694	192,369
Mortgage-backed securities:
Government issued or guaranteed	808,108	14,061	—	822,169
Privately issued	312,537	—	114,397	198,140
Other debt securities	12,575	—	—	12,575

	1,324,339	16,005	115,091	1,225,253

Other securities	412,709	—	—	412,709

Total	$7,231,425	246,857	426,828	$7,051,454

     Gross realized gains on investment securities were $39.4 million and $1.2 million for the quarters ended March 31, 2011 and 2010, respectively. Gross realized losses on investment securities were $36 thousand and $777 thousand for the quarters ended March 31, 2011 and 2010, respectively. During the three-month period ended March 31, 2011, the Company sold residential mortgage-backed securities guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) having an aggregate amortized cost of approximately $484 million which resulted in a gain of $39 million (pre-tax). The Company recognized $16 million (pre-tax) and $27 million (pre-tax) of other-than-temporary impairment losses during the quarters ended March 31, 2011 and 2010, respectively, related to privately issued mortgage-backed securities. The impairment charges were recognized in light of deterioration of real estate values and continued high levels of delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. The other-than-temporary losses represent management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions for delinquency rates, loss severities, and other estimates of future

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
collateral performance. The following table displays changes in credit losses for debt securities recognized in earnings for the three months ended March 31, 2011 and March 31, 2010.

	Three months ended
	March 31
	2011	2010
	(in thousands)
Beginning balance	$327,912	284,513
Additions for credit losses not previously recognized	16,041	26,802
Reductions for increases in cash flows	(139)	(169)
Reductions for realized losses	(21,095)	(3,129)

Ending balance	$322,719	308,017

     At March 31, 2011, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized	Estimated
	cost	fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$7,437	7,532
Due after one year through five years	64,615	65,828
Due after five years through ten years	19,518	21,162
Due after ten years	407,131	424,821

	498,701	519,343
Mortgage-backed securities available for sale	4,355,641	4,252,206

	$4,854,342	4,771,549

Debt securities held to maturity:
Due in one year or less	$28,334	28,496
Due after one year through five years	14,306	14,719
Due after five years through ten years	140,556	140,782
Due after ten years	20,502	20,451

	203,698	204,448
Mortgage-backed securities held to maturity	1,058,391	969,388

	$1,262,089	1,173,836

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
     A summary of investment securities that as of March 31, 2011 and December 31, 2010 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses
		(in thousands)
March 31, 2011
Investment securities available for sale:
U.S. Treasury and federal agencies	$23,884	(150)	—	—
Obligations of states and political subdivisions	3,488	(26)	2,062	(36)
Mortgage-backed securities:
Government issued or guaranteed	69,731	(1,311)	3,212	(38)
Privately issued residential	7,675	(523)	1,014,944	(221,715)
Privately issued commercial	—	—	20,467	(2,765)
Collateralized debt obligations	15,011	(5,567)	8,156	(2,192)
Other debt securities	3,767	(68)	96,364	(30,233)
Equity securities	2,652	(510)	1,254	(1,294)

	126,208	(8,155)	1,146,459	(258,273)

Investment securities held to maturity:
Obligations of states and political subdivisions	86,929	(1,128)	470	(38)
Privately issued mortgage-backed securities	—	—	193,752	(100,746)

	86,929	(1,128)	194,222	(100,784)

Total	$213,137	(9,283)	1,340,681	(359,057)

December 31, 2010
Investment securities available for sale:
U.S. Treasury and federal agencies	$27,289	(18)	—	—
Obligations of states and political subdivisions	3,712	(18)	2,062	(39)

Mortgage-backed securities:
Government issued or guaranteed	68,507	(1,079)	2,965	(32)
Privately issued residential	61,192	(1,054)	1,057,315	(251,027)
Privately issued commercial	—	—	22,407	(2,950)
Collateralized debt obligations	12,462	(6,959)	6,004	(2,119)
Other debt securities	2,134	(10)	88,969	(37,990)
Equity securities	5,326	(3,721)	673	(4,721)

	180,622	(12,859)	1,180,395	(298,878)

Investment securities held to maturity:
Obligations of states and political subdivisions	76,318	(638)	467	(56)
Privately issued mortgage-backed securities	—	—	198,140	(114,397)

	76,318	(638)	198,607	(114,453)

Total	$256,940	(13,497)	1,379,002	(413,331)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
     The Company owned 562 individual investment securities with aggregate gross unrealized losses of $368 million at March 31, 2011. Approximately $323 million of the unrealized losses pertain to privately issued mortgage-backed securities with a cost basis of $1.5 billion. The Company also had $38 million of unrealized losses on trust preferred securities issued by financial institutions, securities backed by trust preferred securities issued by financial institutions and other entities, and other debt securities having a cost basis of $161 million. Based on a review of each of the remaining securities in the investment securities portfolio at March 31, 2011, with the exception of the aforementioned securities for which other-than-temporary impairment losses were recognized, the Company concluded that it expected to recover the amortized cost basis of its investment. As of March 31, 2011, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities. At March 31, 2011, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $390 million of cost method investment securities.
4. Loans and leases and the allowance for credit losses
Interest income on acquired loans that were recorded at fair value at the acquisition date for the three months ended March 31, 2011 and 2010 was $41 million and $43 million, respectively. The outstanding principal balance and the carrying amount of such loans that is included in the consolidated balance sheet at March 31, 2011 is as follows:

(in thousands)
Outstanding principal balance	$3,509,711
Carrying amount	3,184,469
     Receivables obtained in acquisitions for which there was specific evidence of credit deterioration at the acquisition date and for which it was deemed probable that the Company would be unable to collect all contractually required principal and interest payments were not material.
     A summary of current, past due and nonaccrual loans as of March 31, 2011 and December 31, 2010 were as follows:

		30-89
		Days	90 Days	Purchased
	Current	past due	past due	impaired	Nonaccrual	Total
			(in thousands)
March 31, 2011
Commercial, financial, leasing, etc.	$13,605,508	24,626	21,055	1,922	173,188	13,826,299
Real estate:
Commercial	16,606,831	75,829	22,765	7,115	229,630	16,942,170
Residential builder and developer	886,832	21,859	4,493	68,442	320,295	1,301,921
Other commercial construction	2,421,823	97,824	17,327	2,013	108,537	2,647,524
Residential	4,983,032	194,594	195,241	6,897	178,109	5,557,873
Residential Alt-A	450,829	35,469	—	—	110,789	597,087
Consumer:
Home equity lines and loans	6,340,612	34,338	—	2,200	44,350	6,421,500
Automobile	2,545,546	33,784	—	—	29,839	2,609,169
Other	2,167,697	27,468	3,599	—	16,374	2,215,138

Total	$50,008,710	545,791	264,480	88,589	1,211,111	52,118,681

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued

		30-89
		Days	90 Days	Purchased
	Current	past due	past due	impaired	Nonaccrual	Total
	(in thousands)
December 31, 2010
Commercial, financial, leasing, etc.	$13,088,887	96,087	16,647	2,250	186,739	13,390,610
Real estate:
Commercial	16,589,240	89,906	35,338	8,275	209,031	16,931,790
Residential builder and developer	891,764	30,805	9,763	72,710	346,448	1,351,490
Other commercial construction	2,723,399	36,420	11,323	2,098	126,641	2,899,881
Residential	4,699,711	229,641	192,276	9,320	172,729	5,303,677
Residential Alt-A	475,236	42,674	—	—	106,469	624,379
Consumer:
Home equity lines and loans	6,472,563	38,367	—	2,366	43,055	6,556,351
Automobile	2,608,230	44,604	—	—	31,892	2,684,726
Other	2,190,353	36,689	4,246	—	16,190	2,247,478

Total	$49,739,383	645,193	269,593	97,019	1,239,194	51,990,382

     Changes in the allowance for credit losses for the three months ended March 31, 2011 were as follows:

	Commercial,
	Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$212,579	400,562	86,351	133,067	70,382	902,941
Provision for credit losses	14,942	14,775	15,841	27,764	1,678	75,000
Net charge-offs
Charge-offs	(14,027)	(24,579)	(16,167)	(28,321)	—	(83,094)
Recoveries	2,165	349	1,501	4,841	—	8,856

Net charge-offs	(11,862)	(24,230)	(14,666)	(23,480)	—	(74,238)

Ending balance	$215,659	391,107	87,526	137,351	72,060	903,703

     Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any portfolio segment. Changes in the allowance for credit losses for the three months ended March 31, 2010 were as follows:

(in thousands)
Beginning balance	$878,022
Provision for credit losses	105,000
Consolidation of loan securitization trusts	2,752
Net charge-offs
Charge-offs	(106,039)
Recoveries	11,530

Net charge-offs	(94,509)

Ending balance	$891,265

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
     In ascertaining the adequacy of the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type. The amounts of loss components in the Company’s loan and lease portfolios are determined through a loan by loan analysis of larger balance commercial and commercial real estate loans that are in nonaccrual status and by applying loss factors to groups of loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. In determining the allowance for credit losses, the Company utilizes an extensive loan grading system which is applied to all commercial and commercial real estate credits. Loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also extensively monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, financial condition, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. The following tables provide information with respect to impaired loans and leases as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and March 31, 2010.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued

	March 31, 2011			December 31, 2010
		Unpaid			Unpaid
	Recorded	principal	Related	Recorded	principal	Related
	investment	balance	allowance	investment	balance	allowance
	(in thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$102,977	153,773	33,363	121,744	170,888	40,909
Real estate:
Commercial	131,923	162,211	26,629	110,975	140,015	17,393
Residential builder and developer	250,433	304,636	65,578	263,545	295,031	78,597
Other commercial construction	84,617	110,488	12,839	80,934	85,432	22,067
Residential	83,405	101,223	3,945	73,006	85,279	3,375
Residential Alt-A	173,091	184,022	35,000	180,665	191,445	36,000
Consumer:
Home equity lines and loans	11,895	13,544	2,423	11,799	13,378	2,227
Automobile	59,465	59,465	12,774	58,858	58,858	12,597
Other	3,170	3,170	786	2,978	2,978	768

	900,976	1,092,532	193,337	904,504	1,043,304	213,933

With no related allowance recorded:
Commercial, financial, leasing, etc.	70,829	92,904	—	65,827	86,332	—
Real estate:
Commercial	101,076	120,472	—	101,939	116,316	—
Residential builder and developer	108,764	150,480	—	100,799	124,383	—
Other commercial construction	25,893	31,865	—	46,656	50,496	—
Residential	4,276	6,443	—	5,035	7,723	—
Residential Alt-A	29,285	50,272	—	28,967	47,879	—

	340,123	452,436	—	349,223	433,129	—

Total:
Commercial, financial, leasing, etc.	173,806	246,677	33,363	187,571	257,220	40,909
Real estate:
Commercial	232,999	282,683	26,629	212,914	256,331	17,393
Residential builder and developer	359,197	455,116	65,578	364,344	419,414	78,597
Other commercial construction	110,510	142,353	12,839	127,590	135,928	22,067
Residential	87,681	107,666	3,945	78,041	93,002	3,375
Residential Alt-A	202,376	234,294	35,000	209,632	239,324	36,000
Consumer:
Home equity lines and loans	11,895	13,544	2,423	11,799	13,378	2,227
Automobile	59,465	59,465	12,774	58,858	58,858	12,597
Other	3,170	3,170	786	2,978	2,978	768

Total	$1,241,099	1,544,968	193,337	1,253,727	1,476,433	213,933

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued

	Three months ended			Three months ended
	March 31, 2011			March 31, 2010
		Interest income			Interest income
		recognized			recognized
	Average			Average
	recorded		Cash	recorded		Cash
	investment	Total	basis	investment	Total	basis
	(in thousands)
Commercial, financial, leasing, etc.	$184,546	1,007	1,001	331,564	455	455
Real estate:
Commercial	221,601	384	342	289,470	371	371
Residential builder and developer	362,129	527	130	321,822	44	44
Other commercial construction	126,054	510	321	55,297	384	384
Residential	83,527	1,034	596	45,822	532	349
Residential Alt-A	205,632	1,995	551	226,878	2,183	438
Consumer:
Home equity lines and loans	12,076	161	26	12,491	192	38
Automobile	58,863	984	296	50,253	861	348
Other	3,031	57	6	3,236	66	16

Total	$1,257,459	6,659	3,269	1,336,833	5,088	2,443

     The following table summarizes the loan grades applied to the various classes of the Company’s commercial and commercial real estate loans as of March 31, 2011 and December 31, 2010.

		Real Estate
	Commercial,		Residential	Other
	Financial,		Builder and	Commercial
	Leasing, etc.	Commercial	Developer	Construction
		(in thousands)
March 31, 2011
Pass	$12,909,951	15,752,006	676,164	2,090,831
Criticized accrual	743,160	960,534	305,462	448,156
Criticized nonaccrual	173,188	229,630	320,295	108,537

Total	$13,826,299	16,942,170	1,301,921	2,647,524

December 31, 2010
Pass	$12,371,138	15,831,104	693,110	2,253,589
Criticized accrual	832,733	891,655	311,932	519,651
Criticized nonaccrual	186,739	209,031	346,448	126,641

Total	$13,390,610	16,931,790	1,351,490	2,899,881

     In assessing the adequacy of the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance, collateral values and trends related thereto. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
     At March 31, 2011 and December 31, 2010, the allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial,
	Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(in thousands)
March 31, 2011
Individually evaluated for impairment	$33,211	101,993	38,000	15,686	$188,890
Collectively evaluated for impairment	182,296	286,061	48,581	121,368	638,306
Purchased impaired	152	3,053	945	297	4,447

Allocated	$215,659	391,107	87,526	137,351	831,643

Unallocated					72,060

Total					$903,703

December 31, 2010
Individually evaluated for impairment	$40,459	114,082	39,000	15,492	$209,033
Collectively evaluated for impairment	171,670	282,505	46,976	117,475	618,626
Purchased impaired	450	3,975	375	100	4,900

Allocated	$212,579	400,562	86,351	133,067	832,559

Unallocated					70,382

Total					$902,941

     The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of March 31, 2011 and December 31, 2010 was as follows:

	Commercial,
	Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(in thousands)
March 31, 2011
Individually evaluated for impairment	$173,188	658,462	285,106	72,330	$1,189,086
Collectively evaluated for impairment	13,651,189	20,155,583	5,862,957	11,171,277	50,841,006
Purchased impaired	1,922	77,570	6,897	2,200	88,589

Total	$13,826,299	20,891,615	6,154,960	11,245,807	$52,118,681

December 31, 2010
Individually evaluated for impairment	$186,739	682,120	286,612	72,082	$1,227,553
Collectively evaluated for impairment	13,201,621	20,417,958	5,632,124	11,414,107	50,665,810
Purchased impaired	2,250	83,083	9,320	2,366	97,019

Total	$13,390,610	21,183,161	5,928,056	11,488,555	$51,990,382

NOTES TO FINANCIAL STATEMENTS, CONTINUED
5. Borrowings
The Company had $1.2 billion of fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at March 31, 2011 that are held by various trusts and were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in M&T’s Tier 1 capital. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that was signed into law on July 21, 2010 provides for a three-year phase-in related to the exclusion of trust preferred capital securities from Tier 1 capital for large financial institutions, including M&T. That phase-in period begins on January 1, 2013.
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
     The Capital Securities will remain outstanding until the Junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity or are distributed in liquidation to the Trusts. The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates (ranging from 2027 to 2068) of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after an optional redemption prior to contractual maturity contemporaneously with the optional redemption of the related Junior Subordinated Debentures in whole or in part, subject to possible regulatory approval. In connection with the issuance of 8.50% Enhanced Trust Preferred Securities associated with $350 million of Junior Subordinated Debentures maturing in 2068, M&T entered into a replacement capital covenant that provides that neither M&T nor any of its subsidiaries will repay, redeem or purchase any of the Junior Subordinated Debentures due January 31, 2068 or the 8.50% Enhanced Trust Preferred Securities prior to January 31, 2048, with certain limited exceptions, except to the extent that, during the 180 days prior to the date of that repayment, redemption or purchase, M&T and its subsidiaries have received proceeds from the sale of qualifying securities that (i) have equity-like characteristics that are the same as, or more equity-like

NOTES TO FINANCIAL STATEMENTS, CONTINUED
5. Borrowings, continued
than, the applicable characteristics of the 8.50% Enhanced Trust Preferred Securities or the Junior Subordinated Debentures due January 31, 2068, as applicable, at the time of repayment, redemption or purchase, and (ii) M&T has obtained the prior approval of the Federal Reserve Board, if required.
6. Shareholders’ equity
M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.
     Issued and outstanding preferred stock of M&T is presented below:

	Shares	Carrying	Carrying
	issued and	value	value
	outstanding	March 31, 2011	December 31, 2010
		(dollars in thousands)
Series A (a)
Fixed Rate Cumulative Perpetual	600,000	$580,203	$578,630
Preferred Stock, Series A, $1,000 liquidation preference per share, 600,000 shares authorized

Series B (b)
Series B Mandatory Convertible	26,500	26,500	26,500
Non-cumulative Preferred Stock, $1,000 liquidation preference per share, 26,500 shares authorized

Series C (a)(c)
Fixed Rate Cumulative Perpetual	151,500	136,682	135,527
Preferred Stock, Series C, $1,000 liquidation preference per share, 151,500 shares authorized

(a)	Shares were issued as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). Cash proceeds were allocated between the preferred stock and a ten-year warrant to purchase M&T common stock (Series A — 1,218,522 common shares at $73.86 per share, Series C — 407,542 common shares at $55.76 per share). Dividends, if declared, will accrue and be paid quarterly at a rate of 5% per year for the first five years following the original 2008 issuance dates and thereafter at a rate of 9% per year. The agreement with the U.S. Treasury contains limitations on certain actions of M&T, including the payment of quarterly cash dividends on M&T’s common stock in excess of $.70 per share, the repurchase of its common stock during the first three years of the agreement, and the amount and nature of compensation arrangements for certain of the Company’s officers.

(b)	Shares were assumed in an acquisition and a new Series B Preferred Stock was designated. Pursuant to their terms, the shares of Series B Preferred Stock were converted into 433,144 shares of M&T common stock on April 1, 2011. The preferred stock had a stated dividend rate of 10% per year.

(c)	Shares were assumed in an acquisition and a new Series C Preferred Stock was designated.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
6. Shareholders’ equity, continued
          As noted by M&T at the time the merger with Wilmington Trust was announced on November 1, 2010, following completion of the merger, M&T expects its capital ratios at the end of the second quarter of 2011 to be comparable to what they were as of September 30, 2010. Pursuant to its capital plan, M&T intends to undertake a series of actions during the second quarter of 2011:
•	Simultaneous with the closing of the merger, M&T intends to redeem the $330 million of preferred stock that was issued to the U.S. Treasury by Wilmington Trust pursuant to the Troubled Asset Relief Program — Capital Purchase Program;

•	By the end of the second quarter of 2011, M&T intends to repay an additional $370 million of the preferred stock issued to the U.S. Treasury pursuant to the Troubled Asset Relief Program — Capital Purchase Program by Provident Bankshares Corporation and by M&T; and

•	To supplement its Tier 1 capital, M&T will issue $500 million of new perpetual preferred stock prior to the end of the second quarter of 2011.
7. Pension plans and other postretirement benefits
The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit cost for defined benefit plans consisted of the following:

			Other
	Pension		postretirement
	benefits		benefits
	Three months ended March 31
	2011	2010	2011	2010
	(in thousands)
Service cost	$5,300	4,875	125	100
Interest cost on projected benefit obligation	12,150	12,029	775	780
Expected return on plan assets	(12,700)	(12,788)	—	—
Amortization of prior service cost	(1,650)	(1,650)	25	25
Amortization of net actuarial loss	5,100	3,321	—	—

Net periodic benefit cost	$8,200	5,787	925	905

     Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $10,176,000 and $11,690,000 for the three months ended March 31, 2011 and 2010, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Earnings per common share
The computations of basic earnings per common share follow:

	Three months ended
	March 31
	2011	2010
	(in thousands,
	except per share)
Income available to common shareholders:

Net income	$206,273	150,955
Less: Preferred stock dividends (a)	(10,498)	(10,056)
Amortization of preferred stock discount (a)	(2,753)	(2,558)

Net income available to common equity	193,022	138,341
Less: Income attributable to unvested stock-based compensation awards	(2,909)	(1,913)

Net income available to common shareholders	$190,113	136,428

Weighted-average shares outstanding:

Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	120,992	119,324
Less: Unvested stock-based compensation awards	(1,791)	(1,559)

Weighted-average shares outstanding	119,201	117,765

Basic earnings per common share	$1.59	1.16

(a)	Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Earnings per common share, continued
     The computations of diluted earnings per common share follow:

	Three months ended
	March 31
	2011	2010
	(in thousands,
	except per share)

Net income available to common equity	$193,022	138,341
Less: Income attributable to unvested stock-based compensation awards	(2,901)	(1,910)

Net income available to common shareholders	190,121	136,431

Adjusted weighted-average shares outstanding:

Common and unvested stock-based compensation awards	120,992	119,324
Less: Unvested stock-based compensation awards	(1,791)	(1,559)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and convertible preferred stock	651	491

Adjusted weighted-average shares outstanding	119,852	118,256

Diluted earnings per common share	$1.59	1.15
          GAAP defines unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities that shall be included in the computation of earnings per common share pursuant to the two-class method. During the first quarters of 2011 and 2010, the Company issued stock-based compensation awards in the form of restricted stock and restricted stock units, which, in accordance with GAAP, are considered participating securities.
          Stock-based compensation awards, warrants to purchase common stock of M&T and preferred stock convertible into shares of M&T common stock representing approximately 10.5 million and 11.9 million common shares during the three-month periods ended March 31, 2011 and 2010, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Comprehensive income
The following table displays the components of other comprehensive income:

	Three months ended March 31, 2011
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized gains (losses) on investment securities:

Available-for-sale (“AFS”) investment securities with other-than-temporary impairment (“OTTI”):

Unrealized holding gains, net	$7,930	(3,108)	4,822
Less: OTTI charges recognized in net income	(7,541)	2,949	(4,592)

Net change for AFS investment securities with OTTI	15,471	(6,057)	9,414

AFS investment securities — all other:

Unrealized holding gains, net	31,577	(12,372)	19,205
Less: reclassification adjustment for gains realized in net income	39,353	(15,413)	23,940

Net change for AFS investment securities — all other	(7,776)	3,041	(4,735)

Held-to-maturity (“HTM”) investment securities with OTTI:

Unrealized holding losses, net	(8,355)	3,279	(5,076)
Less: reclassification to income of unrealized holding losses	230	(90)	140
Less: OTTI charges recognized in net income	(8,500)	3,336	(5,164)

Net change for HTM investment securities with OTTI	(85)	33	(52)

Reclassification to income of unrealized holding losses on investment securities previously transferred from AFS to HTM	1,698	(667)	1,031

Net unrealized gains on investment securities	9,308	(3,650)	5,658

Reclassification to income for amortization of gains on terminated cash flow hedges	(112)	42	(70)

Defined benefit plans liability adjustment	3,475	(1,364)	2,111

	$12,671	(4,972)	7,699

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Comprehensive income, continued

	Three months ended March 31, 2010
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized gains (losses) on investment securities:

AFS investment securities with OTTI:

Unrealized holding losses, net	$(29,487)	11,574	(17,913)
Less: OTTI charges recognized in net income	(26,802)	10,483	(16,319)

Net change for AFS investment securities with OTTI	(2,685)	1,091	(1,594)

AFS investment securities — all other:

Unrealized holding gains, net	131,379	(51,456)	79,923
Less: reclassification adjustment for losses realized in net income	(145)	44	(101)

Net change for AFS investment securities — all other	131,524	(51,500)	80,024

Reclassification to income of unrealized holding losses on investment securities previously transferred from AFS to HTM	2,347	(921)	1,426

Net unrealized gains on investment securities	131,186	(51,330)	79,856

Reclassification to income for amortization of gains on terminated cash flow hedges	(112)	42	(70)

Defined benefit plans liability adjustment	1,696	(666)	1,030

	$132,770	(51,954)	80,816

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Comprehensive income, continued
          Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

			Cash	Defined
	Investment securities		flow	benefit
	With OTTI	All other	hedges	plans	Total
	(in thousands)
Balance — January 1, 2011	$(87,053)	2,332	393	(120,892)	(205,220)

Net gain (loss) during period	9,362	(3,704)	(70)	2,111	7,699

Balance — March 31, 2011	$(77,691)	(1,372)	323	(118,781)	(197,521)

Balance — January 1, 2010	$(76,772)	(142,853)	674	(117,046)	(335,997)

Net gain (loss) during period	(1,594)	81,450	(70)	1,030	80,816

Balance — March 31, 2010	$(78,366)	(61,403)	604	(116,016)	(255,181)

10. Derivative financial instruments
As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of March 31, 2011.
          The net effect of interest rate swap agreements was to increase net interest income by $10 million and $11 million for the three months ended March 31, 2011 and 2010, respectively. Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-
	Notional	Average	average rate
	amount	maturity	Fixed	Variable
	(in thousands)	(in years)
March 31, 2011
Fair value hedges:
Fixed rate long-term borrowings (a)	$900,000	6.1	6.07%	1.85%

December 31, 2010
Fair value hedges:
Fixed rate long-term borrowings (a)	$900,000	6.4	6.07%	1.84%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

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
          Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values of $12.3 billion and $12.8 billion at March 31, 2011 and December 31, 2010, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $982 million and $769 million at March 31, 2011 and December 31, 2010, respectively.
          Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$84,232	96,637	$—	—
Commitments to sell real estate loans (a)	213	4,880	858	1,062

	84,445	101,517	858	1,062

Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	16,267	2,827	120	583
Commitments to sell real estate loans (a)	1,281	10,322	3,135	1,962
Trading:
Interest rate contracts (b)	306,305	345,632	282,387	321,461
Foreign exchange and other option and futures contracts (b)	21,327	11,267	21,543	11,761

	345,180	370,048	307,185	335,767

Total derivatives	$429,625	471,565	$308,043	336,829

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.

(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Derivative financial instruments, continued

	Amount of unrealized gain (loss) recognized
	Three months ended		Three months ended
	March 31, 2011		March 31, 2010
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate time deposits (a)	$—	—	$(199)	199
Fixed rate long-term borrowings (a)	(12,405)	12,048	12,470	(11,981)

Total	$(12,405)	12,048	$12,271	(11,782)

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$475		$(614)
Foreign exchange and other option and futures contracts (b)	(548)		342

Total	$(73)		$(272)

(a)	Reported as other revenues from operations.

(b)	Reported as trading account and foreign exchange gains.
          In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $19 million and $17 million at March 31, 2011 and December 31, 2010, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.
          The aggregate fair value of derivative financial instruments in a net liability position at March 31, 2011 for which the Company was required to post collateral was $174 million. The fair value of collateral posted for such instruments was $159 million.
          The Company’s credit exposure with respect to the estimated fair value as of March 31, 2011 of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting agreements with trading account interest rate contracts with the same counterparties as well as counterparty postings of $60 million of collateral with the Company. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit standards and often contain collateral provisions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Variable interest entities and asset securitizations
In accordance with GAAP, the Company determined that it was the primary beneficiary of a residential mortgage loan securitization trust considering its role as servicer and its retained subordinated interests in the trust. As a result, the Company has included the one-to-four family residential mortgage loans that were included in the trust in its consolidated financial statements. At March 31, 2011 and December 31, 2010, the carrying values of the loans in the securitization trust were $236 million and $265 million, respectively. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to M&T at March 31, 2011 and December 31, 2010 was $37 million and $40 million, respectively. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at March 31, 2011 is limited to realizing the carrying value of the loans less the amount of the mortgage-backed securities held by third parties.
          As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At March 31, 2011 and December 31, 2010, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $34 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.
          The Company has invested as a limited partner in various real estate partnerships that collectively had total assets of approximately $1.2 billion and $1.1 billion at March 31, 2011 and December 31, 2010, respectively. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $249 million, including $71 million of unfunded commitments, at March 31, 2011 and $258 million, including $81 million of unfunded commitments, at December 31, 2010. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. In accordance with the accounting provisions for variable interest entities, the Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, the partnership entities are not included in the Company’s consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements
GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at March 31, 2011.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
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
          GAAP provides guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. The Company has concluded that there has been a significant decline in the volume and level of activity in the market for privately issued mortgage-backed securities. Therefore, the Company supplemented its determination of fair value for many of its privately issued mortgage-backed securities by obtaining pricing indications from two independent sources at March 31, 2011 and December 31, 2010. However, the Company could not readily ascertain that the basis of such valuations could be ascribed to orderly and observable trades in the market for privately issued residential mortgage-backed securities. As a result, the Company also performed internal modeling to estimate the cash flows and fair value of privately issued residential mortgage-backed securities with an amortized cost basis of $1.4 billion at March 31, 2011 and $1.5 billion at December 31, 2010. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds, including estimates about the timing and amount of credit losses and prepayments. In estimating those cash flows, the Company used assumptions as to future delinquency, defaults and loss rates; including assumptions for further home price depreciation. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities given the nature of the cash flow modeling performed in the Company’s assessment of value. To determine the point within the range of potential values that was most representative of fair value under current market conditions for each of the bonds, the Company computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. Weightings applied to internal model valuations generally ranged from zero to 40% depending on bond structure and collateral type, with prices for bonds in non-senior tranches generally receiving lower weightings on the internal model results and senior bonds receiving a higher model weighting. At March 31, 2011, weighted-average reliance on internal model pricing for the bonds modeled was 34% with a 66% average weighting placed on the values provided by the independent sources. The Company concluded its estimate of fair value for the $1.4 billion of privately issued residential mortgage-backed securities to approximate $1.3 billion, which implies a weighted-average market yield based on reasonably likely cash flows of 8.3%. Other valuations of privately issued residential mortgage-backed securities were determined by reference to independent pricing sources without adjustment.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
          Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. Given the severe disruption in the credit markets and lack of observable trade information, the Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at March 31, 2011 and December 31, 2010. The modeling techniques included discounting estimated cash flows using bond-specific assumptions about defaults, deferrals and prepayments of the trust preferred securities underlying each bond. The estimation of cash flows included assumptions as to future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. At March 31, 2011, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities was $94 million and $114 million, respectively, and at December 31, 2010 were $95 million and $111 million, respectively. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations as of March 31, 2011 and December 31, 2010.
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
          The following tables present assets and liabilities at March 31, 2011 and December 31, 2010 measured at estimated fair value on a recurring basis:

	Fair value
	measurements at
	March 31,
	2011	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$413,737	54,843	358,894	—
Investment securities available for sale:
U.S. Treasury and federal agencies	39,139	—	39,139	—
Obligations of states and political subdivisions	59,390	—	59,390	—
Mortgage-backed securities:
Government issued or guaranteed	2,839,861	—	2,839,861	—
Privately issued residential	1,391,878	—	—	1,391,878
Privately issued commercial	20,467	—	—	20,467
Collateralized debt obligations	114,265	—	—	114,265
Other debt securities	306,549	—	306,549	—
Equity securities	83,435	71,324	12,111	—

	4,854,984	71,324	3,257,050	1,526,610

Real estate loans held for sale	188,573	—	188,573	—
Other assets (b)	101,993	—	85,726	16,267

Total assets	$5,559,287	126,167	3,890,243	1,542,877

Trading account liabilities	$303,930	—	303,930	—
Other liabilities (b)	4,113	—	3,993	120

Total liabilities	$308,043	—	307,923	120

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued

	Fair value
	measurements at
	December 31,
	2010	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$523,834	53,032	470,802	—
Investment securities available for sale:
U.S. Treasury and federal agencies	63,434	—	63,434	—
Obligations of states and political subdivisions	60,425	—	60,425	—
Mortgage-backed securities:
Government issued or guaranteed	3,306,241	—	3,306,241	—
Privately issued residential	1,435,561	—	—	1,435,561
Privately issued commercial	22,407	—	—	22,407
Collateralized debt obligations	110,756	—	—	110,756
Other debt securities	298,900	—	298,900	—
Equity securities	115,768	106,872	8,896	—

	5,413,492	106,872	3,737,896	1,568,724

Real estate loans held for sale	544,567	—	544,567	—
Other assets (b)	114,666	—	111,839	2,827

Total assets	$6,596,559	159,904	4,865,104	1,571,551

Trading account liabilities	$333,222	—	333,222	—
Other liabilities (b)	3,607	—	3,024	583

Total liabilities	$336,829	—	336,246	583

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2011 and 2010.

(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
          The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2011 were as follows:

								Changes in
								unrealized
		Total gains (losses)						gains (losses)
		realized/unrealized						included in
								earnings
				Included in				related to
	Balance-			other		Transfer in	Balance-	assets still
	January 1,	Included		comprehensive		and/or out of	March 31,	held at
	2011	in earnings		income	Settlements	Level 3 (c)	2011	March 31, 2011
(in thousands)
Investment securities available for sale:
Privately issued residential mortgage-backed securities	$1,435,561	(7,541	)(a)	61,085	(97,227)	—	1,391,878	(7,541	)(a)
Privately issued commercial mortgage-backed securities	22,407	—		(82)	(1,858)	—	20,467	—
Collateralized debt obligations	110,756	—		3,834	(325)	—	114,265	—

	1,568,724	(7,541)		64,837	(99,410)	—	1,526,610	(7,541)
Other assets and other liabilities	2,244	20,444	(b)	—	—	(6,541)	16,147	16,036	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
          The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2010 were as follows:

									Changes in
									unrealized
		Total gains (losses)							gains (losses)
		realized/unrealized							included in
									earnings
				Included in					related to
	Balance-			other		Transfer in		Balance-	assets still
	January 1,	Included		comprehensive		and/or out of		March 31,	held at
	2010	in earnings		income	Settlements	Level 3 (c)		2010	March 31, 2010
(in thousands)
Investment securities available for sale:
Privately issued residential mortgage-backed securities	$2,064,904	(26,447	)(a)	74,454	(93,322)	(355,248	)(d)	1,664,341	(26,447	)(a)
Privately issued commercial mortgage-backed securities	25,166	—		2,073	(2,114)	—		25,125	—
Collateralized debt obligations	115,346	(355	)(a)	10,895	(131)	—		125,755	(355	)(a)
Other debt securities	420	—		35	—	—		455	—

	2,205,836	(26,802)		87,457	(95,567)	(355,248)		1,815,676	(26,802)

Other assets and other liabilities	(80)	18,022	(b)	—	—	(9,771)		8,171	7,630	(b)

(a)	Reported as an other-than-temporary impairment loss in the consolidated statement of income or as gain (loss) on bank investment securities.

(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.

(c)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.

(d)	As a result of the Company’s adoption of new accounting rules governing the consolidation of variable interest entities, effective January 1, 2010 the Company derecognized $355 million of available-for-sale investment securities previously classified as Level 3 measurements.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
          The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.
Loans
Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $550 million at March 31, 2011 ($267 million and $283 million of which were classified as Level 2 and Level 3, respectively) and $793 million at March 31, 2010 ($471 million and $322 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on March 31, 2011 and 2010 were decreases of $48 million and $58 million for the three-month periods ended March 31, 2011 and 2010, respectively.
Assets taken in foreclosure of defaulted loans
Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $34 million and $17 million at March 31, 2011 and March 31, 2010, respectively. Changes in fair value recognized for those foreclosed assets held by the Company at March 31, 2011 were $9 million for the three months ended March 31, 2011. Changes in fair value recognized for those foreclosed assets held by the Company at March 31, 2010 were $10 million for the three months ended March 31, 2010.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
          The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	March 31, 2011		December 31, 2010
	Carrying	Calculated	Carrying	Calculated
	amount	estimate	amount	estimate
	(in thousands)
Financial assets:
Cash and cash equivalents	$982,305	$982,305	$933,755	$933,755
Interest-bearing deposits at banks	100,101	100,101	101,222	101,222
Trading account assets	413,737	413,737	523,834	523,834
Investment securities	6,507,165	6,418,912	7,150,540	7,051,454
Loans and leases:
Commercial loans and leases	13,826,299	13,566,686	13,390,610	13,135,569
Commercial real estate loans	20,891,615	20,563,422	21,183,161	20,840,346
Residential real estate loans	6,154,960	5,876,173	5,928,056	5,699,028
Consumer loans	11,245,807	10,949,858	11,488,555	11,178,583
Allowance for credit losses	(903,703)	—	(902,941)	—

Loans and leases, net	51,214,978	50,956,139	51,087,441	50,853,526
Accrued interest receivable	220,922	220,922	202,182	202,182

Financial liabilities:
Noninterest-bearing deposits	$(15,219,562)	$(15,219,562)	$(14,557,568)	$(14,557,568)
Savings deposits and NOW accounts	(28,756,435)	(28,756,435)	(27,824,630)	(27,824,630)
Time deposits	(5,508,432)	(5,548,229)	(5,817,170)	(5,865,779)
Deposits at Cayman Islands office	(1,063,670)	(1,063,670)	(1,605,916)	(1,605,916)
Short-term borrowings	(504,676)	(504,676)	(947,432)	(947,432)
Long-term borrowings	(7,305,420)	(7,442,997)	(7,840,151)	(7,937,397)
Accrued interest payable	(95,762)	(95,762)	(71,954)	(71,954)
Trading account liabilities	(303,930)	(303,930)	(333,222)	(333,222)

Other financial instruments:
Commitments to originate real estate loans for sale	$16,147	$16,147	$2,244	$2,244
Commitments to sell real estate loans	(2,499)	(2,499)	12,178	12,178
Other credit-related commitments	(68,108)	(68,108)	(74,426)	(74,426)
Interest rate swap agreements used for interest rate risk management	84,232	84,232	96,637	96,637

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

	March 31,	December 31,
	2011	2010
	(in thousands)
Commitments to extend credit Home equity lines of credit	$6,274,649	6,281,366
Commercial real estate loans to be sold	422,511	72,930
Other commercial real estate and construction	1,779,514	1,672,006
Residential real estate loans to be sold	438,283	161,583
Other residential real estate	112,328	151,111
Commercial and other	8,816,887	8,332,199

Standby letters of credit	3,852,506	3,917,318

Commercial letters of credit	58,805	76,962

Financial guarantees and indemnification contracts	1,707,670	1,609,944

Commitments to sell real estate loans	889,631	734,696
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
     Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $1.6 billion at each of March 31, 2011 and December 31, 2010.
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
     The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $82 million at March 31, 2011. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $53 million at March 31, 2011. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. Management believes any reinsurance losses that may be payable by the Company will not be material to the Company’s consolidated financial position.
     The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At March 31, 2011, management believes that any remaining liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.
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
     The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 22 to the Company’s consolidated financial statements as of and for the year ended December 31, 2010. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. As also described in note 22 to the Company’s 2010 consolidated financial statements, neither goodwill nor core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have been allocated to the Company’s reportable segments, but are included in the “All Other” category. The Company does, however, assign such intangible assets to business units for purposes of testing for impairment.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
14. Segment information, continued
     Information about the Company’s segments is presented in the following table:

	Three months ended March 31
	2011			2010
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)
	(in thousands)
Business Banking	$99,777	962	26,300	101,796	—	25,344
Commercial Banking	213,612	1,166	88,331	192,406	—	76,868
Commercial Real Estate	125,306	356	49,010	110,413	18	43,753
Discretionary Portfolio	42,483	(7,787)	16,127	(12,233)	(2,747)	(16,162)
Residential Mortgage Banking	57,848	10,307	4,785	63,117	8,197	595
Retail Banking	295,048	2,987	52,726	307,475	2,687	59,037
All Other	49,150	(7,991)	(31,006)	51,066	(8,155)	(38,480)

Total	$883,224	—	206,273	814,040	—	150,955

	Average total assets
	Three months ended		Year ended
	March 31		December 31
	2011	2010	2010
	(in millions)
Business Banking	$4,754	4,959	4,843
Commercial Banking	16,114	15,509	15,461
Commercial Real Estate	13,635	13,368	13,194
Discretionary Portfolio	13,931	14,571	14,690
Residential Mortgage Banking	2,045	2,222	2,217
Retail Banking	11,653	12,272	12,079
All Other	5,913	5,982	5,896

Total	$68,045	68,883	68,380

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided

NOTES TO FINANCIAL STATEMENTS, CONTINUED
14. Segment information, continued

(e.g. deposits). The taxable-equivalent adjustment aggregated $6,327,000 and $5,923,000 for the three-month periods ended March 31, 2011 and 2010, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.
15. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.
M&T holds a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage lender. M&T recognizes income or loss from BLG using the equity method of accounting. The carrying value of that investment was $212 million at March 31, 2011.
     Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for small-balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $5.1 billion and $5.2 billion at March 31, 2011 and December 31, 2010, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $23 million at March 31, 2011 and $26 million at December 31, 2010. In addition, capitalized servicing rights at March 31, 2011 and December 31, 2010 also included $8 million and $9 million, respectively, for servicing rights that were obtained from Bayview Financial related to residential mortgage loans with outstanding principal balances of $3.5 billion at March 31, 2011 and $3.6 billion at December 31, 2010. Revenues from servicing residential and small-balance commercial mortgage loans obtained from BLG and Bayview Financial were $11 million and $12 million during the quarters ended March 31, 2011 and 2010, respectively. In addition, at March 31, 2011 and December 31, 2010, the Company held $20 million and $22 million, respectively, of collateralized mortgage obligations in its available-for-sale investment securities portfolio that were securitized by Bayview Financial. Finally, the Company held $300 million and $313 million of similar investment securities in its held-to-maturity portfolio at March 31, 2011 and December 31, 2010, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
M&T Bank Corporation (“M&T”) recorded net income in the first quarter of 2011 of $206 million or $1.59 of diluted earnings per common share, compared with $151 million or $1.15 of diluted earnings per common share in the initial quarter of 2010. During the fourth quarter of 2010, net income aggregated $204 million or $1.59 of diluted earnings per common share. Basic earnings per common share were $1.59 in each of the first 2011 quarter and the fourth quarter of 2010, compared with $1.16 in the first quarter of 2010. The after-tax impact of acquisition and integration-related expenses (included herein as merger-related expenses) was $3 million ($4 million pre-tax), or $.02 of basic and diluted earnings per common share in the recent quarter. Such expenses were associated with M&T’s pending acquisition of Wilmington Trust Corporation (“Wilmington Trust”), headquartered in Wilmington, Delaware, and the November 5, 2010 purchase and assumption agreement between M&T Bank, M&T’s principal banking subsidiary, and the Federal Deposit Insurance Corporation (“FDIC”) to assume most of the deposits and acquire certain assets of K Bank, based in Randallstown, Maryland, in an assisted transaction with the FDIC. The net after-tax impact of merger-related expenses and the gain associated with the K Bank acquisition transaction totaled to a net gain of $16 million ($27 million pre-tax) or $.14 of basic and diluted earnings per common share in the fourth quarter of 2010. There were no merger-related expenses in 2010’s initial quarter.
     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the first three months of 2011 was 1.23%, compared with .89% in the year-earlier quarter and 1.18% in the fourth quarter of 2010. The annualized rate of return on average common shareholders’ equity was 10.16% in the first quarter of 2011, compared with 7.86% and 10.03% in the first and fourth quarters of 2010, respectively.
     On November 1, 2010, M&T announced that it had entered into a definitive agreement with Wilmington Trust, under which Wilmington Trust will be acquired by M&T. Pursuant to the terms of the agreement, Wilmington Trust common shareholders will receive .051372 shares of M&T common stock in exchange for each share of Wilmington Trust common stock in a stock-for-stock transaction valued at $351 million (with the price based on M&T’s closing price of $74.75 per share as of October 29, 2010), plus the assumption of $330 million in preferred stock issued by Wilmington Trust as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”).
     At December 31, 2010, Wilmington Trust had approximately $10.9 billion of assets, including $7.5 billion of loans, $10.1 billion of liabilities, including $9.0 billion of deposits, and $60.1 billion of combined assets under management, including $43.6 billion managed by Wilmington Trust and $16.5 billion managed by affiliates. At a special shareholder meeting held on March 22, 2011, Wilmington Trust’s common shareholders approved the merger transaction. M&T announced on April 26, 2011 that it had received the approval of the Board of Governors of the Federal Reserve System to acquire Wilmington Trust. Additional regulatory approvals, including those from the New York State Banking Superintendent and the Delaware Banking Commissioner, are still pending. Subject to the terms and conditions of the merger agreement, M&T expects to close the merger with Wilmington Trust promptly after receiving the remaining regulatory approvals and after the 15-day waiting period associated with the Federal Reserve Board’s approval order has expired.

     As noted by M&T at the time the merger with Wilmington Trust was announced on November 1, 2010, following completion of the merger, M&T expects its capital ratios at the end of the second quarter of 2011 to be comparable to what they were as of September 30, 2010. Pursuant to its capital plan, M&T intends to undertake a series of actions during the second quarter of 2011:
•	Simultaneous with the closing of the merger, M&T intends to redeem the $330 million of preferred stock that was issued to the U.S. Treasury by Wilmington Trust pursuant to the Troubled Asset Relief Program — Capital Purchase Program;

•	By the end of the second quarter of 2011, M&T intends to repay an additional $370 million of the preferred stock issued to the U.S. Treasury pursuant to the Troubled Asset Relief Program — Capital Purchase Program by Provident Bankshares Corporation and by M&T; and

•	To supplement its Tier 1 capital, M&T will issue $500 million of new perpetual preferred stock prior to the end of the second quarter of 2011.
     Assets acquired in the K Bank transaction totaled approximately $556 million, including $154 million in loans and $186 million in cash, and liabilities assumed aggregated $528 million, including $491 million in deposits. The $28 million (pre-tax) gain associated with the transaction reflects the amount of financial support and indemnification against loan losses that M&T Bank obtained from the FDIC. The transaction did not have a material effect on the Company’s results of operations in 2011.
     The condition of the domestic and global economy over the last several years has significantly impacted the financial services industry as a whole, and specifically, the financial results of the Company. In particular, high unemployment levels and significantly depressed residential real estate valuations have led to increased loan charge-offs experienced by financial institutions throughout that time period. Since the official end of the recession in the United States sometime in the latter half of 2009, the recovery of the economy has been very slow. The Company has experienced charge-offs at higher than historical levels since 2008, including in the first quarter of 2011. In addition, many financial institutions have continued to experience unrealized losses related to investment securities backed by residential and commercial real estate due to a lack of liquidity in the financial markets and anticipated credit losses. Many financial institutions, including the Company, have taken charges for those unrealized losses that were deemed to be other than temporary.
     Reflected in the Company’s first quarter 2011 results were gains from the sale of investment securities, predominantly residential mortgage-backed securities guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Such gains increased net income in the recent quarter by $24 million ($39 million before taxes), or $.20 of diluted earning per common share. In response to strong growth in average loans in the recent quarter and in anticipation of the impending acquisition of Wilmington Trust, the Company sold the securities in order to manage its forecasted balance sheet size and resultant capital ratios. Also impacting the recent quarter’s results were $10 million of after-tax other-than-temporary impairment charges ($16 million before taxes) on certain investment securities, reducing diluted earnings per common share by $.08. Specifically, such charges related to certain privately issued collateralized mortgage obligations (“CMOs”).
     The Company recorded after-tax other-than-temporary impairment charges of $16 million ($27 million before taxes), or $.14 of diluted earnings per common share, in the first quarter of 2010 related to certain privately issued CMOs.

During the fourth quarter of 2010, similar impairment charges of $17 million ($28 million before taxes) were recorded, or $.14 of diluted earnings per common share, related to certain of the Company’s privately-issued CMOs. Also reflected in the Company’s fourth quarter 2010 results was the gain associated with the K Bank acquisition transaction as previously noted.
Recent Legislative Developments
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law on July 21, 2010. This new law has and will continue to significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, and will fundamentally change the system of regulatory oversight of the Company, including through the creation of the Financial Stability Oversight Council. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and, as a result, many of the details and much of the impact of the Dodd-Frank Act is not yet known. The Dodd-Frank Act, however, could have a material adverse impact on the financial services industry as a whole, as well as on M&T’s business, results of operations, financial condition and liquidity.
     The Dodd-Frank Act broadens the base for FDIC insurance assessments. Beginning in the second quarter of 2011, assessments will be based on average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2013.
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
Supplemental Reporting of Non-GAAP Results of Operations
As a result of business combinations and other acquisitions, the Company had goodwill and core deposit and other intangible assets totaling $3.6 billion at March 31, 2011 and $3.7 billion at each of March 31, 2010 and December 31, 2010. Included in such intangible assets was goodwill of $3.5 billion at each of those respective dates. Amortization of core deposit and other intangible assets, after tax effect, was $7 million ($.06 per diluted common share) during the first quarter of 2011, $10 million ($.08 per diluted common share) during the year-earlier quarter and $8 million ($.07 per diluted common share) in the final quarter of 2010.
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
     Net operating income totaled $216 million in the recently completed quarter, compared with $161 million in the first quarter of 2010. Diluted net operating earnings per common share for the recent quarter were $1.67, compared with $1.23 in the initial 2010 quarter. Net operating income and diluted net operating earnings per common share were $196 million and $1.52, respectively, in the fourth quarter of 2010.
     Net operating income in the first quarter of 2011 represented an annualized rate of return on average tangible assets of 1.36%, compared with 1.00% and 1.20% in the first and fourth quarters of 2010, respectively. Net operating income expressed as an annualized return on average tangible common equity was 20.16% in the recently completed quarter, compared with 17.34% in the year-earlier quarter and 18.43% in the last quarter of 2010.
     Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in table 2.
Taxable-equivalent Net Interest Income
Taxable-equivalent net interest income aggregated $575 million in the first quarter of 2011, up 2% from $562 million in the year-earlier quarter, but down slightly from $580 million in the fourth quarter of 2010. The improvement in the recent quarter’s total as compared with the first quarter of 2010 reflects a 14 basis point (hundredths of one percent) widening of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, partially offset by lower average earning assets, which declined $900 million, or 1%, to $59.4 billion from $60.3 billion in the first quarter of 2010. The decline in net interest income from the fourth quarter of 2010 reflects the impact of fewer days in the recent quarter, offset, in part, by a 7 basis point widening of the net interest margin. The net interest margin was 3.92% in the initial 2011 quarter, compared with 3.78% in the year-earlier period and 3.85% in the fourth quarter of 2010.
     Average loans and leases were $52.0 billion in the first quarter of 2011, compared with $51.9 billion in the initial quarter of 2010. Commercial loans and leases averaged $13.6 billion in the first 2011 quarter, up 1% from $13.4 billion in the year-earlier quarter. Average commercial real estate loans increased to $21.0 billion in the recent quarter from $20.9 billion in the first quarter of 2010. The Company’s residential real estate loan portfolio averaged $6.1 billion in the first quarter of 2011, up $313 million or 5% from $5.7 billion in the corresponding quarter of 2010. Included in that portfolio were loans held for sale, which averaged $192 million in the recently completed quarter, compared with $404 million in the first quarter of 2010. Excluding loans held for sale, average residential real estate loans increased $525 million or 10% from the first quarter of 2010 to the first quarter of 2011. The rise in average residential real estate loans reflects the Company’s decision to retain for portfolio during the fourth quarter of 2010 and a portion of the first quarter of 2011 a higher proportion of originated loans rather than selling them. Average consumer loans and leases totaled $11.3 billion in the recent quarter, down $590 million or 5% from $11.9 billion in the year-earlier period due largely to lower average balances of automobile loans and home equity loans.
     Average loan balances in the recent quarter rose $830 million, or 2%, from the fourth quarter of 2010. Average balances of commercial loans and leases rose $559 million, or 4%, in the recent quarter, while average commercial real estate balances increased $379 million, or 2%, from the fourth quarter of 2010. Average residential real estate loan balances increased $144 million, or 2% and average consumer loans declined $253 million or 2%, as compared with 2010’s final quarter. The Company experienced growth due to improved demand for commercial loans and commercial real estate loans, while certain of the other loan portfolios have been allowed to decline where the Company has decided it does not want to pursue growth. Examples of those portfolios include residential real estate construction loans, Alt-A residential mortgage loans, indirect automobile loans outside of the Company’s footprint and out-of-footprint home equity loans. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.
AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2011	2010	2010
Commercial, financial, etc.	$13,573	1%	4%
Real estate — commercial	21,003	1	2
Real estate — consumer	6,054	5	2
Consumer
Automobile	2,638	(9)	(3)
Home equity lines	5,744	(2)	(2)
Home equity loans	734	(23)	(7)
Other	2,226	—	(1)

Total consumer	11,342	(5)	(2)

Total	$51,972	—%	2%

     The investment securities portfolio averaged $7.2 billion during the first quarter of 2011, down from $8.2 billion in the year-earlier quarter and $321 million below the $7.5 billion average in 2010’s final quarter. The decline in such securities from the initial quarter of 2010 largely reflects maturities and paydowns of mortgage-backed securities and maturities of federal agency notes. As compared with the fourth quarter of 2010, recent quarter maturities and paydowns of mortgage-backed securities were the most significant contributors to the lower average investment security balances. The investment securities portfolio is largely comprised of residential mortgage-backed securities and CMOs, debt securities issued by municipalities, capital preferred securities issued by certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination. Near the end of the recent quarter, the Company sold residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac that were held in the available-for-sale portfolio. Those securities had an amortized cost of approximately $484 million, but because the transactions occurred near the end of the recent quarter they did not have a significant effect on average balances.

     The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” An other-than-temporary impairment charge of $16 million (pre-tax) was recognized in the first quarter of 2011 related to certain privately issued CMOs. Other-than-temporary impairment charges of $27 million (pre-tax) and $28 million (pre-tax) were recognized during the first and the fourth quarters of 2010, respectively. Those charges were also predominantly related to the Company’s portfolio of privately issued CMOs. Poor economic conditions, high unemployment and depressed real estate values are significant factors contributing to the recognition of the other-than-temporary impairment charges. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.
     Other earning assets include interest-earning deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $240 million in the recently completed quarter, compared with $211 million and $1.1 billion in the first and fourth quarters of 2010, respectively. Reflected in those balances were purchases of investment securities under agreements to resell, which averaged $2 million, $15 million and $772 million during the three-month periods ended March 31, 2011, March 31, 2010 and December 31, 2010, respectively. The higher level of resell agreements in the fourth quarter of 2010 as compared with the first quarters of 2011 and 2010 was due to the need to fulfill collateral requirements associated with certain seasonal municipal deposits. Agreements to resell securities, of which there were none outstanding at March 31, 2011 or December 31, 2010, are accounted for similar to collateralized loans, with changes in market value of the collateral monitored by the Company to ensure sufficient coverage. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.
     As a result of the changes described herein, average earning assets aggregated $59.4 billion in the first quarter of 2011, compared with $60.3 billion in the year-earlier period. Average earning assets totaled $59.7 billion in the fourth quarter of 2010.
     The most significant source of funding for the Company is core deposits. During 2010 and prior years, the Company considered noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and domestic time deposits under $100,000 as core deposits. A provision of the Dodd-Frank Act permanently increased the maximum amount of FDIC deposit insurance for financial institutions to $250,000 per depositor. That maximum was $100,000 per depositor until 2009, when it was raised to $250,000 temporarily through December 31, 2013. As a result of the permanently increased deposit insurance coverage, effective December 31, 2010 the Company considers time deposits under $250,000 as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $250,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned bank subsidiary of M&T, are also included in core deposits. Core deposits averaged $46.2 billion in the first quarter of 2011, up 8% from $42.9 billion in the similar 2010 quarter and 3% higher than $45.0 billion in the fourth quarter of 2010. The change in the Company’s definition of core deposits to include time deposits from $100,000 to $250,000 resulted in an increase in average core deposits in the first quarter of 2011 of approximately $970 million. The growth in core deposits since the first quarter of 2010 was due, in part, to the lack of attractive alternative investments available to the Company’s customers resulting from lower interest rates and from the economic environment in the U.S. The low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have increased. The following table provides an analysis of quarterly changes in the components of average core deposits.
AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase from
	1st Qtr.	1st Qtr.	4th Qtr.
	2011	2010	2010
NOW accounts	$600	4%	3%
Savings deposits	26,367	8	1
Time deposits (a)	4,698	1	19
Noninterest-bearing deposits	14,501	9	2

Total	$46,166	8%	3%

(a)	Average time deposits considered core deposits in the first quarter of 2011 represented time deposits less than $250,000. In the prior periods presented, average time deposits considered core deposits were those with balances less than $100,000.
     In addition to core deposits, domestic time deposits of $250,000 or more, deposits originated through the Company’s Cayman Islands branch office, and brokered deposits provide sources of funding for the Company. Domestic time deposits over $250,000, excluding brokered certificates of deposit, averaged $520 million during the first quarter of 2011. Similar time deposits over $100,000 averaged $1.8 billion and $1.6 billion in the first and fourth quarters of 2010, respectively. Cayman Islands branch deposits averaged $1.2 billion for each of the quarters ended March 31, 2011 and 2010, and $809 million during the quarter ended December 31, 2010. Average brokered time deposits totaled $482 million during the recently completed quarter, compared with $785 million and $508 million in the first and fourth quarters of 2010, respectively. The Company also had brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged $1.3 billion during the first quarter of 2011, compared with $678 million in the year-earlier quarter and $1.4 billion in the fourth quarter of 2010. The significant increases in such average brokered deposit balances since the first quarter of 2010 reflect continued uncertain economic markets and the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits were fully insured. Cayman Islands branch deposits and brokered deposits have been used by the Company as alternatives to short-term borrowings. Additional amounts of Cayman Islands branch deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.
     The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve and others as sources of funding. Short-term borrowings averaged $1.3 billion in the first quarter of 2011, compared with $2.4 billion in the year-earlier quarter and $1.4 billion in the final quarter of 2010. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, which averaged $1.2 billion in the recent quarter, compared with $2.1 billion and $1.3 billion in the first and fourth quarters of 2010, respectively. Overnight federal funds borrowings represented the largest component of short-term borrowings and were obtained from a wide variety of banks and other financial institutions. Overnight federal funds borrowings totaled $407 million and $1.7 billion at March 31, 2011 and 2010, respectively, and $826 million at December 31, 2010. Average short-term borrowings included borrowings from the Federal Home Loan Bank (“FHLB”) of New York and the FHLB of Atlanta, which totaled $19 million during the recent quarter, compared with $100 million and $16 million in the first and fourth quarters of 2010, respectively.

     Long-term borrowings averaged $7.4 billion in the first quarter of 2011, compared with $10.2 billion in the similar 2010 quarter and $8.1 billion in the fourth quarter of 2010. Included in average long-term borrowings were amounts borrowed from the FHLBs of $2.5 billion in the recent quarter, and $5.1 billion and $3.3 billion in the first and fourth quarters of 2010, respectively, and subordinated capital notes of $1.7 billion in each of the two most recent quarters and $1.9 billion in the three-month period ended March 31, 2010. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of March 31, 2011, swap agreements were used to hedge approximately $900 million of fixed rate subordinated notes. Further information on interest rate swap agreements is provided in note 10 of Notes to Financial Statements. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.2 billion in each of the quarters ended March 31, 2011, March 31, 2010 and December 31, 2010. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.6 billion during each of the first quarters of 2011 and 2010 and the fourth quarter of 2010. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.
     Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as described herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.69% in the first quarter of 2011 and 3.55% in the year-earlier quarter. The yield on earning assets during the recent quarter was 4.60%, up 1 basis point from 4.59% in the first quarter of 2010, while the rate paid on interest-bearing liabilities decreased 13 basis points to .91% from 1.04%. In the fourth quarter of 2010, the net interest spread was 3.61%, the yield on earning assets was 4.58% and the rate paid on interest-bearing liabilities was .97%. The improvement in the net interest spread in the recent quarter as compared with the first and fourth quarters of 2010 was due largely to declines in the rates paid on deposits. Those lower rates reflect the impact of the Federal Reserve’s monetary policies on both short-term and long-term interest rates. The Federal Open Market Committee has noted that economic conditions continue to warrant low levels for the federal funds rate.
     Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $15.5 billion in the first quarter of 2011, compared with $13.7 billion and $15.2 billion in the first and fourth quarters of 2010, respectively. The rise in net interest free funds in the two most recent quarters as compared with the first quarter of 2010 was largely the result of higher average balances of noninterest-bearing deposits. Such deposits averaged $14.5 billion in the recent quarter, compared with $13.3 billion and $14.3 billion in the first and fourth quarters of 2010, respectively. Goodwill and core deposit and other intangible assets averaged $3.6 billion during the quarter ended March 31, 2011, compared with $3.7 billion during each of the quarters ended March 31, 2010 and December 31, 2010. The cash surrender value of bank owned life insurance averaged $1.5 billion in each of the quarters ended March 31, 2011, March 31, 2010 and December 31, 2010. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .23% in each of the quarters ended March 31, 2011 and 2010, compared with .24% in the fourth quarter of 2010.
     Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.92% in the first quarter of 2011, compared with 3.78% in the year-earlier quarter and 3.85% in the final quarter of 2010. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.
     Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $900 million at each of March 31, 2011 and December 31, 2010, and $1.1 billion at March 31, 2010. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings and, to a lesser extent at March 31, 2010, certain fixed rate time deposits. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.
     In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended March 31, 2011 and 2010 and the quarter ended December 31, 2010 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $84 million at March 31, 2011, $67 million at March 31, 2010 and $97 million at December 31, 2010. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of March 31, 2011 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $60 million of collateral with the Company.
     The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 6.07% and 1.85%, respectively, at March 31, 2011. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS
Dollars in thousands

	Three months ended March 31
	2011		2010
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(9,514)	(.09)	(11,252)	(.10)

Net interest income/margin	$9,514	.06%	$11,252	.08%

Average notional amount	$900,000		$1,062,241

Rate received (b)		6.16%		6.39%
Rate paid (b)		1.87%		2.10%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
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
     The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings were $407 million at March 31, 2011, $1.7 billion at March 31, 2010 and $826 million at December 31, 2010. In general, those borrowings were unsecured and matured on the next business day. As previously noted, Cayman Islands branch deposits and brokered certificates of deposit have been used by the Company as an alternative to short-term borrowings. Cayman Islands branch deposits also generally mature on the next business day and totaled $1.1 billion, $790 million and $1.6 billion at March 31, 2011, March 31, 2010 and December 31, 2010, respectively. Outstanding brokered time deposits at March 31, 2011, March 31, 2010 and December 31, 2010 were $478 million, $732 million and $485 million, respectively. At March 31, 2011, the weighted-average remaining term to maturity of brokered time deposits was 17 months. Certain of those brokered time deposits have provisions that allow for early redemption. The Company also had brokered NOW and brokered money-market deposit accounts which aggregated $1.3 billion at each of March 31, 2011 and December 31, 2010, and $942 million at March 31, 2010. The higher level of such deposits at the two most recent quarter-ends resulted from higher demand for these deposits due to the unsettled economy and the need for brokerage firms to ensure that customer deposits are fully insured while earning a yield on such deposits.
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
     Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by direct-pay letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $23 million at March 31, 2011, $20 million at March 31, 2010 and $107 million at December 31, 2010. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.9 billion at each of March 31, 2011 and 2010, compared with $2.0 billion at December 31, 2010. M&T Bank also serves as remarketing agent for most of those bonds.
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
     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of the test, approximately $849 million at March 31, 2011 was available for payment of dividends to M&T from banking subsidiaries. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 5 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at March 31, 2011 or at December 31, 2010.
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
     The accompanying table as of March 31, 2011 and December 31, 2010 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
Changes in interest rates	March 31, 2011	December 31, 2010
+200 basis points	$79,794	67,255
+100 basis points	42,133	35,594
-100 basis points	(45,808)	(40,760)
-200 basis points	(67,196)	(61,720)
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
     The Company engages in trading activities to meet the financial needs of customers, to fund the Company’s obligations under certain deferred compensation plans and, to a limited extent, to profit from perceived market opportunities. Financial instruments utilized in trading activities consist predominantly of interest rate contracts, such as swap agreements, and forward and futures contracts related to foreign currencies, but have also included forward and futures contracts related to mortgage-backed securities and investments in U.S. Treasury and other government securities, mortgage-backed securities and mutual funds and, as previously described, a limited number of VRDBs. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The fair values of the offsetting trading positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 10 of Notes to Financial Statements. The amounts of gross and net trading positions, as well as the type of trading activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by management and approved by M&T’s Board of Directors. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading activities.
     The notional amounts of interest rate contracts entered into for trading purposes aggregated $12.3 billion at March 31, 2011, compared with $12.8 billion at each of March 31, 2010 and December 31, 2010. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes totaled $982 million at March 31, 2011, compared with $701 million and $769 million at March 31, 2010 and December 31, 2010, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $414 million and $304 million, respectively, at March 31, 2011, $403 million and $316 million, respectively, at March 31, 2010, and $524 million and $333 million, respectively, at December 31, 2010. Included in trading account assets were assets related to deferred compensation plans totaling $36 million and $34 million at March 31, 2011 and 2010, respectively, and $35 million at December 31, 2010. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at March 31, 2011 were $35 million of liabilities related to deferred compensation plans, compared with $36 million at each of March 31, 2010 and December 31, 2010. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.
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
Provision for Credit Losses
The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the first quarter of 2011 was $75 million, compared with $105 million in the year-earlier quarter and $85 million in the fourth quarter of 2010. While the levels of the provision subsequent to 2007 have been higher than historical levels, the Company has experienced some improvement in its credit quality metrics over the past five quarters. Nevertheless, generally declining real estate valuations and higher than normal levels of delinquencies and charge-offs have significantly affected the quality of the Company’s residential real estate-related loan portfolios. Specifically, the Company’s Alt-A residential real estate loan portfolio and its residential real estate builder and developer loan portfolio experienced the majority of the credit problems related to the turmoil in the residential real estate market place. The Company also experienced increased levels of commercial and consumer loan charge-offs over the past three years due to, among other things, higher unemployment levels and the recessionary economy. Although nonperforming and criticized loans remain at historically high levels, the Company has seen some early signs of improving economic conditions within the market areas in which it operates.
     Net loan charge-offs were $74 million in the first quarter of 2011, compared with $95 million and $77 million during the three-month periods ended March 31, 2010 and December 31, 2010, respectively. Net charge-offs as an annualized percentage of average loans and leases were .58% in the first quarter of 2011, compared with .74% and .60% in the first and fourth quarters of 2010, respectively. A summary of net charge-offs by loan type follows.
NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In thousands

	First Quarter	First Quarter	Fourth Quarter
	2011	2010	2010
Commercial, financial, leasing, etc.	$11,862	17,994	4,722
Real estate:
Commercial	24,230	30,226	34,719
Residential	14,666	15,280	15,001
Consumer	23,480	31,009	22,337

	$74,238	94,509	76,779

     Included in net charge-offs of commercial real estate loans were charge-offs of loans to residential homebuilders and developers of $18 million in the quarter ended March 31, 2011 compared with $22 million for each of the quarters ended March 31, 2010 and December 31, 2010. Reflected in net charge-offs of residential real estate loans were net charge-offs of Alt-A first mortgage loans of $8 million in each of the quarters ended March 31, 2011, March 31, 2010 and December 31, 2010. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended March 31, 2011, March 31, 2010 and December 31, 2010, respectively, of: indirect automobile loans of $6 million, $10 million and $7 million; recreational vehicle loans of $6 million, $7 million and $5 million; and home equity loans and lines of credit, including Alt-A second lien loans, of $8 million, $9 million and $7 million. Including both first and second lien mortgages, net charge-offs of Alt-A loans totaled $9 million for each of the quarters ended March 31, 2011, March 31, 2010 and December 31, 2010.
     Nonaccrual loans totaled $1.21 billion or 2.32% of total loans and leases outstanding at March 31, 2011, compared with $1.34 billion or 2.60% a year earlier and $1.24 billion or 2.38% at December 31, 2010. The decline in nonaccrual loans from March 31, 2010 to the two most recent quarter-ends was largely due to the impact of charge-offs, individually significant payments made in 2010’s second and third quarters by a borrower that operates retirement communities and by a borrower that is a consumer finance and credit insurance company, and the transfer to real estate and other foreclosed assets of $98 million of collateral related to a commercial real estate loan that was placed in nonaccrual status during the fourth quarter of 2009. Those reductions were partially offset by additional loans being transferred to nonaccrual status. In particular, in the fourth quarter of 2010 such transfers included an $80 million relationship with a residential builder and developer and $66 million of commercial construction loans to an owner/operator of retirement and assisted living facilities. The continuing softness in the residential real estate marketplace has resulted in depressed real estate values and high levels of delinquencies, both for loans to consumers and loans to builders and developers of residential real estate. Despite the recent quarter’s decline in nonaccrual loans, conditions in the U.S. economy have resulted in generally higher levels of nonaccrual loans than historically experienced by the Company.
     Accruing loans past due 90 days or more were $264 million or .51% of total loans and leases at March 31, 2011, compared with $203 million or .40% at March 31, 2010 and $270 million or .52% at December 31, 2010. Those loans included loans guaranteed by government-related entities of $215 million, $195 million and $214 million at March 31, 2011, March 31, 2010 and December 31, 2010, respectively. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $195 million and $179 million as of March 31, 2011 and 2010, respectively, and $191 million at December 31, 2010. Loans past due 90 days or more and accruing interest that were guaranteed by government-related entities also included foreign commercial and industrial loans supported by the Export-Import Bank of the United States that totaled $11 million at each of March 31, 2011, March 31, 2010 and December 31, 2010.
     Loans obtained in the 2009 and 2010 acquisition transactions that were impaired at the date of acquisition were recorded at estimated fair value and are generally delinquent in payments, but, in accordance with GAAP the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $89 million at March 31, 2011, or less than .2% of total loans.
     In an effort to assist borrowers, the Company modified the terms of select loans secured by residential real estate, largely from the Company’s portfolio of Alt-A loans. Included in loans outstanding at March 31, 2011 were $305 million of modified loans, of which $126 million were classified as nonaccrual. The remaining modified loans have demonstrated payment capability consistent with the modified terms and, accordingly, were classified as renegotiated loans and were accruing interest at March 31, 2011. Loan modifications included such actions as the extension of loan maturity dates (generally from thirty to forty years) and the lowering of interest rates and monthly payments. The objective of the modifications was to increase loan repayments by customers and thereby reduce net charge-offs. In accordance with GAAP, the modified loans are included in impaired loans for purposes of determining the allowance for credit losses. Modified residential real estate loans totaled $296 million at March 31, 2010, of which $109 million were in nonaccrual status, and $308 million as of December 31, 2010, of which $117 million were classified as nonaccrual.
     Nonaccrual commercial loans and leases aggregated $173 million at March 31, 2011, $325 million at March 31, 2010 and $187 million at December 31, 2010. The decline in such loans at the two most recent quarter-ends as compared with March 31, 2010 reflects 2010 activity consisting of $62 million of payments related to a single borrower that operates retirement communities and the payoffs of a $37 million loan to a consumer finance and credit insurance company and a $36 million loan to a borrower in the commercial real estate sector.
     Commercial real estate loans classified as nonaccrual totaled $658 million at March 31, 2011, $641 million at March 31, 2010 and $682 million at December 31, 2010. Reflected in such nonaccrual loans were loans to residential homebuilders and developers aggregating $320 million and $307 million at March 31, 2011 and 2010, respectively, and $346 million at December 31, 2010. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the three-month period ended March 31, 2011 is presented in the accompanying table.
RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

				Quarter ended
				March 31, 2011
				Net charge-offs
	March 31, 2011				Annualized
		Nonaccrual			percent of
			Percent of		average
	Outstanding		outstanding		outstanding
	balances(a)	Balances	balances	Balances	balances
	(dollars in thousands)
New York	$260,817	$32,457	12.44%	$—	—%
Pennsylvania	179,262	85,243	47.55	10,912	23.51
Mid-Atlantic	709,536	176,243	24.84	3,678	2.06
Other	205,045	43,708	21.32	3,464	6.34

Total	$1,354,660	$337,651	24.93%	$18,054	5.31%

(a)	Includes approximately $53 million of loans not secured by real estate, of which approximately $17 million are in nonaccrual status.
     Residential real estate loans classified as nonaccrual were $289 million at March 31, 2011, compared with $282 million at March 31, 2010 and $279 million at December 31, 2010. Depressed real estate values and high levels of delinquencies have contributed to the higher than historical levels of residential real estate loans classified as nonaccrual and to the elevated level of charge-offs, largely in the Company’s Alt-A portfolio. Included in residential real estate loans classified as nonaccrual were Alt-A loans of $111 million, $114 million and $106 million at March 31, 2011, March 31, 2010 and December 31, 2010, respectively. Residential real estate loans past due 90 days or more and accruing interest totaled $195 million at March 31, 2011, compared with $181 million a year earlier and $192 million at December 31, 2010. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended March 31, 2011 is presented in the accompanying table.
     Nonaccrual consumer loans and leases aggregated $91 million at each of March 31, 2011 and December 31, 2010, compared with $92 million at March 31, 2010. As a percentage of consumer loan balances outstanding, nonaccrual consumer loans and leases were .81% at March 31, 2011, compared with .78% and .79% at March 31, 2010 and December 31, 2010, respectively. Included in nonaccrual consumer loans and leases at March 31, 2011, March 31, 2010 and December 31, 2010 were indirect automobile loans of $30 million, $35 million and $32 million, respectively; recreational vehicle loans of $13 million, $16 million and $13 million, respectively; and outstanding balances of home equity loans and lines of credit, including second lien, Alt-A loans, of $44 million, $37 million and $43 million, respectively. Consumer loans delinquent 30-89 days at March 31, 2011 totaled $96 million, compared with $108 million and $120 million at March 31, 2010 and December 31, 2010, respectively. Consumer loans past due 90 days or more and accruing interest totaled $4 million at each of March 31, 2011 and December 31, 2010, compared with $3 million at March 31, 2010. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter-ended March 31, 2011 is presented in the accompanying table.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter ended
				March 31, 2011
				Net charge-offs
				(recoveries)
	March 31, 2011				Annualized
		Nonaccrual			percent of
			Percent of		average
	Outstanding		outstanding		outstanding
	balances	Balances	balances	Balances	balances
	(dollars in thousands)
Residential mortgages:
New York	$2,422,411	$49,694	2.05%	$426	0.07%
Pennsylvania	797,504	18,228	2.29	535	0.28
Mid-Atlantic	1,164,031	41,985	3.61	1,200	0.43
Other	1,111,204	59,099	5.32	3,255	1.19

Total	$5,495,150	$169,006	3.08%	$5,416	0.41%

Residential construction loans:
New York	$9,700	$822	8.47%	$68	2.92%
Pennsylvania	3,314	788	23.78	56	6.90
Mid-Atlantic	16,892	3,283	19.44	(2)	(0.05)
Other	32,817	4,210	12.83	759	8.67

Total	$62,723	$9,103	14.51%	$881	5.33%

Alt-A first mortgages:
New York	$90,725	$17,698	19.51%	$525	2.31%
Pennsylvania	21,796	3,279	15.04	117	2.14
Mid-Atlantic	110,357	17,588	15.94	1,641	5.90
Other	374,209	72,224	19.30	6,086	6.44

Total	$597,087	$110,789	18.55%	$8,369	5.56%

Alt-A junior lien:
New York	$2,825	$50	1.77%	$—	—%
Pennsylvania	676	36	5.33	—	—
Mid-Atlantic	4,243	206	4.86	326	29.85
Other	14,413	1,062	7.37	704	19.20

Total	$22,157	$1,354	6.11%	$1,030	18.32%

First lien home equity loans:
New York	$32,458	$348	1.07%	$45	0.54%
Pennsylvania	181,228	2,496	1.38	224	0.48
Mid-Atlantic	144,485	2,104	1.46	7	0.02
Other	1,510	202	13.38	—	—

Total	$359,681	$5,150	1.43%	$276	0.30%

First lien home equity lines:
New York	$863,562	$2,413	0.28%	$152	0.07%
Pennsylvania	558,095	1,049	0.19	182	0.13
Mid-Atlantic	534,828	997	0.19	59	0.04
Other	15,988	468	2.93	(1)	(0.03)

Total	$1,972,473	$4,927	0.25%	$392	0.08%

Junior lien home equity loans:
New York	$78,887	$972	1.23%	$163	0.80%
Pennsylvania	83,104	1,192	1.43	124	0.57
Mid-Atlantic	147,473	2,572	1.74	55	0.15
Other	16,158	940	5.82	(137)	(3.33)

Total	$325,622	$5,676	1.74%	$205	0.24%

Junior lien home equity lines:
New York	$1,630,946	$16,912	1.04%	$3,172	0.78%
Pennsylvania	551,133	1,456	0.26	435	0.31
Mid-Atlantic	1,486,008	6,683	0.45	1,605	0.44
Other	73,480	2,192	2.98	648	3.50

Total	$3,741,567	$27,243	0.73%	$5,860	0.63%

     Real estate and other foreclosed assets were $218 million and $95 million at March 31, 2011 and March 31, 2010, and $220 million at December 31, 2010. The increase at the two most recent quarter-ends as compared with March 31, 2010 reflects the $98 million addition in the second quarter of 2010 of a commercial real estate property located in New York City. Excluding that property, at March 31, 2011, the Company’s holding of residential real estate-related properties comprised 74% of the remaining foreclosed assets.
     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA
Dollars in thousands

	2011	2010 Quarters
	First Quarter	Fourth	Third	Second	First
Nonaccrual loans	$1,211,111	1,239,194	1,099,560	1,090,135	1,339,992
Real estate and other foreclosed assets	218,203	220,049	192,600	192,631	95,362

Total nonperforming assets	$1,429,314	1,459,243	1,292,160	1,282,766	1,435,354

Accruing loans past due 90 days or more(a)	$264,480	269,593	214,769	203,081	203,443

Renegotiated loans	$241,190	233,342	233,671	228,847	220,885

Government guaranteed loans included in totals above:
Nonaccrual loans	$69,353	56,787	38,232	40,271	37,048
Accruing loans past due 90 days or more	214,505	214,111	194,223	187,682	194,523

Purchased impaired loans(b):
Outstanding customer balance	$206,253	219,477	113,964	130,808	148,686
Carrying amount	88,589	97,019	52,728	61,524	73,890

Nonaccrual loans to total loans and leases, net of unearned discount	2.32%	2.38%	2.16%	2.13%	2.60%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	2.73%	2.79%	2.53%	2.50%	2.78%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.51%	.52%	.42%	.40%	.40%

(a)	Predominantly residential mortgage loans.

(b)	Accruing loans that were impaired at acquisition date and recorded at fair value.
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
     Management cautiously and conservatively evaluated the allowance for credit losses as of March 31, 2011 in light of: (i) residential real estate values and the level of delinquencies of residential real estate loans; (ii) economic conditions in the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company. Considerable concerns continue to exist about economic conditions in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment; the impact of economic conditions on businesses’ operations and abilities to repay loans; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued uncertainty about possible responses to state and local government budget deficits. Although the U.S. economy experienced recession and weak economic conditions during recent years, the impact of those conditions was not as pronounced on borrowers in the traditionally slower growth or stagnant regions of upstate New York and central Pennsylvania. Approximately one-half of the Company’s loans are to customers in upstate New York and Pennsylvania. Home prices in upstate New York and central Pennsylvania were largely unchanged in 2009 and 2010, in contrast to declines in values in many other regions of the country. Therefore, despite the conditions, as previously described, the most severe credit issues experienced by the Company have been centered around residential real estate, including loans to builders and developers of residential real estate, in areas other than New York State and Pennsylvania. In response, the Company expanded its normal loan review process to conduct detailed reviews of all loans to residential real estate builders and developers that exceeded $2.5 million. Those credit reviews often resulted in commencement of intensified collection efforts, including foreclosure.
     The Company utilizes an extensive loan grading system which is applied to all commercial and commercial real estate loans. On a quarterly basis, the Company’s loan review department reviews commercial and commercial real estate loans that are classified as “Special Mention” or worse. Meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. Borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “Special Mention,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company expanded its collections and loan work-out staff and further refined its loss identification and estimation techniques by reference to loan performance and house price depreciation data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties.
     Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, generally, but also residential and commercial real estate valuations, in particular, given the size of the Company’s real estate loan portfolios. Reflecting the factors and conditions as described herein, the Company has experienced historically high levels of nonaccrual loans and net charge-offs of residential real estate-related loans, including first and second lien Alt-A mortgage loans and loans to builders and developers of residential real estate. The Company has also experienced higher than historical levels of nonaccrual commercial real estate loans since 2009. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, and general economic conditions affecting consumers.
     Loans acquired in connection with 2009 and 2010 acquisition transactions were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then current interest rates. The excess of cash flows expected at acquisition over the estimated fair value is being recognized as interest income over the lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans.

     Management believes that the allowance for credit losses at March 31, 2011 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $904 million, or 1.73% of total loans and leases at March 31, 2011, compared with $891 million or 1.73% at the end of the first quarter of 2010 and $903 million or 1.74% at December 31, 2010. The ratio of the allowance to total loans and leases reflects the impact of loans obtained in 2009 and 2010 acquisition transactions that have been recorded at estimated fair value based on estimated cash flows expected to be received on those loans. Those cash flows reflect the impact of expected defaults on customer repayment performance. Excluding the effect of such loans, the allowance for credit losses related to the Company’s legacy loans (that is, total loans excluding loans acquired during 2009 and 2010) expressed as a percentage of such legacy loans was 1.81% at March 31, 2011, compared with 1.82% at December 31, 2010 and 1.86% at March 31, 2010. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans was 75% at March 31, 2011, compared with 67% a year earlier and 73% at December 31, 2010. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.
Other Income
Other income totaled $314 million in the first quarter of 2011, compared with $258 million in the corresponding 2010 quarter and $287 million in the fourth quarter of 2010. Reflected in those amounts were net gains on investment securities of $23 million in the recent quarter, compared with net losses on investment securities of $26 million in the first quarter of 2010 and $27 million in the last 2010 quarter. During the initial 2011 quarter, the Company sold residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac held in its available-for-sale investment securities portfolio having an amortized cost of $484 million, resulting in a gain of $39 million. Included in net securities gains and losses in each of the quarters were other-than-temporary impairment charges of $16 million in the recent quarter, $27 million in the year-earlier quarter and $28 million in the fourth quarter of 2010. Those other-than-temporary impairment charges were predominantly related to the Company’s holdings of privately issued CMOs and reflect the impact of lower real estate values and higher delinquencies on real estate loans underlying those impaired securities. Also reflected in noninterest income during the fourth quarter of 2010 was the $28 million gain related to the K Bank acquisition transaction.
     Excluding gains and losses from bank investment securities (including other-than-temporary impairment losses) and the acquisition-related gain, other income aggregated $291 million, $284 million and $286 million in the three-month periods ended March 31, 2011, March 31, 2010 and December 31, 2010, respectively. Contributing to the improvement of such income in the recent quarter as compared with the first quarter of 2010 were higher commercial mortgage banking revenues, letter of credit and other credit-related fees, trading account and foreign exchange gains, and other operating revenues. Partially offsetting those improvements were lower consumer service charges on deposit accounts. The lower level of such revenues was attributable to new regulations that went into effect during the third quarter of 2010. As compared with the final quarter of 2010, higher residential mortgage banking revenues during the recent quarter were partially offset by lower trading account and foreign exchange gains.
     Mortgage banking revenues totaled $45 million in the recently completed quarter, up from $41 million in the year-earlier quarter and $35 million in the fourth quarter of 2010. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.
     Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $29 million in each of the first quarters of 2011 and 2010, compared with $16 million in 2010’s fourth quarter. The increase in residential mortgage banking revenues in the recent quarter as compared with the final quarter of 2010 reflects an $11 million decline in costs related to obligations to repurchase previously sold loans.
     New commitments to originate residential mortgage loans to be sold were approximately $468 million in the recent quarter, compared with $1.0 billion in the first quarter of 2010 and $553 million in the final 2010 quarter. Similarly, closed residential mortgage loans originated for sale to other investors were approximately $371 million in the recent quarter, compared with $1.0 billion and $1.1 billion during the three-month periods ended March 31, 2010 and December 31, 2010, respectively. Realized gains from sales of residential mortgage loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase mortgage loans originated for sale) and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $9 million in the first quarter of 2011, compared with a gain of $8 million in the first quarter of 2010 and a loss of $4 million in the fourth quarter of 2010.
     The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. Since early 2007 when the Company recognized a $6 million charge related to declines in market values of previously sold residential real estate loans that the Company could have been required to repurchase, the Company has regularly reduced residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues during the three-month periods ended March 31, 2011, March 31, 2010 and December 31, 2010 were reduced by $3 million, $8 million and $14 million, respectively, related to actual and anticipated settlements of repurchase obligations.
     Late in the third quarter of 2010, the Company began to originate certain residential real estate loans to be held in its loan portfolio, rather than continuing to sell such loans. During the fourth quarter of 2010 and the first quarter of 2011, the Company added approximately $700 million of loans to its portfolio of residential real estate loans. In general, the loans conformed to Fannie Mae and Freddie Mac underwriting guidelines. Retaining those residential real estate loans offset the impact of the declining investment securities portfolio resulting from maturities and paydowns of residential mortgage-backed securities while providing high quality assets earning a reasonable yield. In March 2011, the Company resumed originating for sale the majority of new residential real estate loans.

     Loans held for sale that are secured by residential real estate aggregated $143 million and $353 million at March 31, 2011 and 2010, respectively, and $341 million at December 31, 2010. Commitments to sell residential mortgage loans and commitments to originate residential mortgage loans for sale at pre-determined rates were $422 million and $438 million, respectively, at March 31, 2011, compared with $785 million and $640 million at March 31, 2010, and $458 million and $162 million, respectively, at December 31, 2010. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $10 million and $14 million at March 31, 2011 and March 31, 2010, respectively, and $11 million at December 31, 2010. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in net decreases in revenue of $237 thousand in the first quarter of 2011, $1 million in the year-earlier quarter and $16 million in the final quarter of 2010.
     Revenues from servicing residential mortgage loans for others were $20 million during each of the quarters ended March 31, 2011, March 31, 2010 and December 31, 2010. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans, which totaled $6 million in each of the first quarter of 2011 and the fourth quarter of 2010, and $7 million in the initial 2010 quarter. Residential mortgage loans serviced for others were $21.4 billion at March 31, 2011, $21.7 billion at March 31, 2010 and $21.1 billion at December 31, 2010, including the small balance commercial mortgage loans noted above of approximately $5.1 billion at March 31, 2011, $5.8 billion at March 31, 2010 and $5.2 billion at December 31, 2010. Capitalized residential mortgage servicing assets, net of any applicable valuation allowance for impairment, totaled $112 million at March 31, 2011, compared with $133 million at March 31, 2010 and $118 million at December 31, 2010. There was no valuation allowance for possible impairment of capitalized residential mortgage servicing assets on those respective dates. Included in capitalized residential mortgage servicing assets were $23 million at March 31, 2011, $36 million at March 31, 2010 and $26 million at December 31, 2010 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Servicing rights for the small balance commercial mortgage loans were purchased from Bayview Lending Group, LLC (“BLG”) or its affiliates. In addition, at March 31, 2011, capitalized servicing rights included $8 million for servicing rights for $3.5 billion of residential real estate loans that were purchased from affiliates of BLG. Additional information about the Company’s relationship with BLG and its affiliates is provided in note 15 of Notes to Financial Statements.
     Commercial mortgage banking revenues totaled $16 million in the recent quarter, $12 million in the first quarter of 2010 and $19 million in the final 2010 quarter. Included in such amounts were revenues from loan origination and sales activities of $11 million and $8 million in the quarters ended March 31, 2011 and 2010, respectively, and $14 million in the last quarter of 2010. Commercial mortgage loan servicing revenues were $5 million in each of the two most recent quarters and $4 million in the initial quarter of 2010. Capitalized commercial mortgage servicing assets totaled $45 million at March 31, 2011, compared with $37 million and $43 million at March 31 and December 31, 2010, respectively. Commercial mortgage loans serviced for other investors totaled $8.3 billion, $7.5 billion and $8.1 billion at March 31, 2011, March 31, 2010 and December 31, 2010, respectively, and included $1.6 billion, $1.4 billion and $1.6 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $468 million and $423 million, respectively, at March 31, 2011, $131 million and $61 million, respectively, at March 31, 2010 and $276 million and $73 million, respectively, at December 31, 2010. Commercial mortgage loans held for sale at March 31, 2011 and 2010 were $45 million and $70 million, respectively, and $204 million at December 31, 2010.

     Service charges on deposit accounts aggregated $110 million in the first quarter of 2011, compared with $120 million in the year-earlier quarter and $111 million in the fourth quarter of 2010. The decline in such fees in the two most recent quarters as compared with the first quarter of 2010 was due predominantly to the new regulations that went into effect during the third quarter of 2010. The Federal Reserve and other bank regulators have adopted regulations requiring expanded disclosure of overdraft and other fees assessed to consumers and have issued guidance that requires consumers to elect to be subject to fees for certain deposit account transactions.
     Trust income aggregated $29 million in the initial 2011 quarter, compared with $31 million in each of the first and fourth quarters of 2010. The Company waived certain fees in order to continue to pay customers a yield on their investments in proprietary money-market mutual funds. Those waived fees totaled approximately $5 million during each of the three-month periods ended March 31, 2011 and March 31, 2010, compared with $4 million during the three-month period ended December 31, 2010. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $14 million and $13 million in the first quarters of 2011 and 2010, respectively, and $12 million in the final quarter of 2010. Trading account and foreign exchange activity resulted in gains of $8 million during the quarter ended March 31, 2011, $5 million in the year-earlier quarter and $13 million in the fourth quarter of 2010. Contributing to the higher level of such revenues in the recent quarter as compared with the initial quarter of 2010 were net increases in the market values of trading account assets held in connection with deferred compensation plans. The higher level of trading account and foreign exchange gains in the fourth quarter of 2010 as compared with the recent quarter was due to higher new volumes of interest rate swap agreement transactions executed on behalf of commercial customers. The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.” Trading account revenues related to interest rate and foreign exchange contracts totaled $4 million in the first quarter of 2011, compared with $2 million and $7 million in the first and fourth quarters of 2010, respectively.
     Including other-than-temporary impairment losses, during the first quarter of 2011 the Company recognized net gains on investment securities of $23 million, compared with net losses of $26 million in the year-earlier quarter and $27 million in the fourth quarter of 2010. During the recent quarter, the Company realized gains of $39 million from the sale of residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac held in the available-for-sale investment securities portfolio. Such securities had an amortized cost of approximately $484 million. Other-than-temporary impairment charges of $16 million, $27 million and $28 million were recorded in the quarters ended March 31, 2011, March 31, 2010 and December 31, 2010, respectively. The impairment charges were predominantly related to certain privately issued CMOs backed by real estate loans. Each reporting period, the Company reviews its investment securities for other-than-temporary impairment. For equity securities, the Company considers various factors to determine if the decline in value is other than temporary, including the duration and extent of the decline in value, the factors contributing to the decline in fair value, including the financial condition of the issuer as well as the conditions of the industry in which it operates, and the prospects for a recovery in fair value of the equity security. For debt securities, the Company analyzes the creditworthiness of the issuer or reviews the credit performance of the underlying collateral supporting the bond. For debt securities backed by pools of loans, such as privately issued mortgage-backed securities, the Company estimates the cash flows of the underlying loan collateral using forward-looking assumptions of default rates, loss severities and prepayment speeds. Estimated collateral cash flows are then utilized to estimate bond-specific cash flows to determine the ultimate collectibility of the bond. If the present value of the cash flows indicates that the Company should not expect to recover the entire amortized cost basis of a bond or if the Company intends to sell the bond or it more likely than not will be required to sell the bond before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized. If an other-than-temporary impairment loss is deemed to have occurred, the investment security’s cost basis is adjusted, as appropriate for the circumstances. Additional information about other-than-temporary impairment losses is included herein under the heading “Capital.”
     M&T’s share of the operating losses of BLG in each the two most recent quarters was a loss of $7 million, compared with a loss of $6 million in the first quarter of 2010. The operating losses of BLG in the respective quarters resulted from higher provisions for losses associated with securitized loans and other loans held by BLG. Despite the credit and liquidity disruptions that began in 2007, BLG had been successfully securitizing and selling significant volumes of small-balance commercial real estate loans until the first quarter of 2008. However, in response to the illiquidity in the marketplace since that time, BLG has ceased its originations activities. As a result of past securitization activities, BLG is still entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings. In assessing M&T’s investment in BLG for other-than-temporary impairment at March 31, 2011, the Company projected no further commercial mortgage origination and securitization activities by BLG. With respect to mortgage assets held by BLG and its affiliates, M&T estimated future cash flows from those assets using various assumptions for future defaults and loss severities to arrive at an expected amount of cash flows that could be available for BLG to distribute to M&T. As of March 31, 2011, the weighted-average assumption of projected default percentage on the underlying mortgage loan collateral supporting those mortgage assets was 33% and the weighted-average loss severity assumption was 70%. Lastly, M&T considered different scenarios of projected cash flows that could be generated by the asset management and servicing operations of BLG’s affiliates. M&T is contractually entitled to participate in distributions from those affiliates. Such estimates were derived from company-provided forecasts of financial results and through discussions with their senior management with respect to longer-term projections of growth in assets under management and asset servicing portfolios. M&T then discounted the various projections using discount rates that ranged from 8% to 17%. Upon evaluation of those results, management concluded that M&T’s investment in BLG was not other-than-temporarily impaired at March 31, 2011. Nevertheless, if BLG is not able to realize sufficient cash flows for the benefit of M&T, the Company may be required to recognize an other-than-temporary impairment charge in a future period for some portion of the $212 million book value of its investment in BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.
     Other revenues from operations totaled $91 million in the first quarter of 2011, compared with $79 million in the corresponding 2010 period and $119 million in the fourth quarter of 2010. Reflected in such revenues in the fourth quarter of 2010 was the $28 million gain recorded on the K Bank acquisition transaction. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $33 million in the recent quarter, $29 million in the first quarter of 2010 and $32 million in 2010’s final quarter. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $13 million during each of the two most recent quarters, compared with $12 million in the first quarter of 2010. Revenues from merchant discount and credit card fees were $13 million and $11 million in the quarters ended March 31, 2011 and 2010, and $12 million in the quarter ended December 31, 2010. Insurance-related sales commissions and other revenues totaled $12 million, $11 million and $10 million in the first quarters of 2011 and 2010 and the fourth quarter of 2010, respectively. No other revenue source contributed more than $5 million to “other revenues from operations” in any of the quarterly periods discussed herein.
Other Expense
Other expense totaled $500 million in the first quarter of 2011, 2% higher than $489 million in the year-earlier quarter and 6% above $469 million in the fourth quarter of 2010. Included in the amounts noted above are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $12 million and $16 million in the first quarters of 2011 and 2010, respectively, and $13 million in the final 2010 quarter, and merger-related expenses of $4 million and $771 thousand in the three-month periods ended March 31, 2011 and December 31, 2010, respectively. There were no merger-related expenses in the first quarter of 2010. Exclusive of these nonoperating expenses, noninterest operating expenses totaled $483 million in the first three months of 2011, compared with $473 million and $455 million in the first and fourth quarters of 2010, respectively. The higher level of such expenses in the recent quarter as compared with the year-earlier quarter was due largely to increased costs for advertising, processing and other professional services. The rise in expenses from the fourth quarter of 2010 was predominantly the result of seasonally higher stock-based compensation, payroll-related taxes and benefits costs. Table 2 provides a reconciliation of other expense to noninterest operating expense.
     Salaries and employee benefits expense aggregated $266 million in the recent quarter, compared with $264 million in the first quarter of 2010 and $243 million in 2010’s fourth quarter. Contributing to the increase in salaries and employee benefits expense in the recent quarter as compared with the fourth quarter of 2010 were higher stock-based compensation and payroll-related taxes and the Company’s contributions for retirement savings plan benefits related to annual incentive compensation payments. The Company, in accordance with GAAP, has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarters of 2011 and 2010 included $8 million and $7 million, respectively, that would have been recognized over the normal four-year vesting period if not for the accelerated expense recognition provisions of GAAP. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and benefits expense included stock-based compensation of $20 million in each of the quarters ended March 31, 2011 and March 31, 2010 and $11 million in the quarter ended December 31, 2010. The number of full-time equivalent employees was 12,715 at March 31, 2011, compared with 13,226 and 12,802 at March 31, 2010 and December 31, 2010, respectively.
     Excluding the nonoperating expenses described earlier from each quarter, nonpersonnel operating expenses were $217 million and $209 million in the quarters ended March 31, 2011 and March 31, 2010, respectively, and $212 million in the fourth quarter of 2010. The rise in such expenses in the recent quarter as compared with the year-earlier quarter was due, in part, to higher costs for advertising, processing and other professional services. Nonpersonnel operating expenses in 2010’s fourth quarter reflected a $6 million reversal of the valuation allowance for impairment of capitalized residential mortgage servicing rights.

     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities and gains on merger transactions), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 55.8% in the first quarter of 2011, compared with 55.9% in the year-earlier period and 52.5% in the fourth quarter of 2010. Noninterest operating expenses used in calculating the efficiency ratio exclude the amortization of core deposit and other intangible assets and the merger-related expenses noted earlier. If charges for amortization of core deposit and other intangible assets were included, the efficiency ratio for the three-month periods ended March 31, 2011, March 31, 2010 and December 31, 2010 would have been 57.2%, 57.8% and 54.1%, respectively.
Income Taxes
The provision for income taxes for each of the quarters ended March 31, 2011 and December 31, 2010 was $102 million, compared with $69 million in the first quarter of 2010. The effective tax rates were 33.2%, 31.3% and 33.4% for the quarters ended March 31, 2011, March 31, 2010 and December 31, 2010, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.
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
Capital
Shareholders’ equity was $8.5 billion at March 31, 2011, representing 12.53% of total assets, compared with $7.9 billion or 11.57% at March 31, 2010 and $8.4 billion or 12.29% at December 31, 2010. Included in shareholders’ equity at those dates was $751.5 million of Series A and Series C Fixed Rate Cumulative Perpetual Preferred Stock and warrants to purchase M&T common stock issued as part of the U.S. Treasury Capital Purchase Program. The Series A preferred stock totaling $600 million was issued by M&T in the fourth quarter of 2008 and the Series C preferred stock totaling $151.5 million was assumed by M&T in a 2009 acquisition. The financial statement value of the Series A and Series C preferred stock was $717 million at March 31, 2011, $706 million at March 31, 2010 and $714 million at December 31, 2010. The Series A and Series C preferred stock pays quarterly cumulative cash dividends of 5% per annum for five years after the initial 2008 issuance dates and 9% per annum thereafter. That preferred stock is redeemable at the option of M&T, subject to regulatory approval. M&T also obtained another series of preferred stock as part of a 2009 acquisition that was converted to $26.5 million of M&T Series B Mandatory Convertible Non-Cumulative Preferred Stock, liquidation preference of $1,000 per share. The Series B Preferred Stock paid quarterly dividends at a rate of 10% per annum. In accordance with their terms, on April 1, 2011, the 26,500 shares of the Series B Preferred Stock converted into 433,144 shares of M&T common stock.

     Common shareholders’ equity was $7.8 billion, or $64.43 per share, at March 31, 2011, compared with $7.2 billion, or $60.40 per share, at March 31, 2010 and $7.6 billion, or $63.54 per share, at December 31, 2010. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $34.38 at March 31, 2011, $29.59 at March 31, 2010 and $33.26 at December 31, 2010. The Company’s ratio of tangible common equity to tangible assets was 6.44% at March 31, 2011, compared with 5.43% a year earlier and 6.19% at December 31, 2010. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.
     Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available-for-sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on investment securities, net of applicable tax effect, were $79 million, or $.66 per common share, at March 31, 2011, compared with similar losses of $140 million, or $1.18 per common share, at March 31, 2010 and $85 million, or $.71 per common share, at December 31, 2010. Such unrealized losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale, including the remaining unamortized unrealized losses on investment securities that have been transferred to held-to-maturity classification, and the remaining unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized. Information about unrealized gains and losses as of March 31, 2011 and December 31, 2010 is included in note 3 of Notes to Financial Statements.
     Reflected in net unrealized losses at March 31, 2011 were pre tax-effect unrealized losses of $266 million on available-for-sale investment securities with an amortized cost of $1.5 billion and pre tax-effect unrealized gains of $189 million on securities with an amortized cost of $3.4 billion. The pre tax-effect unrealized losses reflect $222 million of losses on privately issued residential mortgage-backed securities with an amortized cost of $1.2 billion and an estimated fair value of $1.0 billion (considered Level 3 valuations) and $38 million of losses on trust preferred securities issued by financial institutions, securities backed by trust preferred securities issued by financial institutions and other entities, and other debt securities having an amortized cost of $161 million and an estimated fair value of $123 million (generally considered Level 2 valuations).
     The Company’s privately issued residential mortgage-backed securities classified as available for sale are generally collateralized by prime and Alt-A residential mortgage loans as depicted in the accompanying table. Information in the table is as of March 31, 2011. As with any accounting estimate or other data, changes in fair values and investment ratings may occur at any time.

PRIVATELY ISSUED MORTGAGE-BACKED SECURITIES CLASSIFIED AS AVAILABLE FOR SALE (a)

				As a percentage of
			Net	carrying value
	Amortized	Fair	unrealized	AAA	Investment	Senior
Collateral type	cost	value	gains (losses)	rated	grade	tranche
	(in thousands)
Residential mortgage loans
Prime — Fixed	$81,534	86,728	5,194	66%	68%	98%
Prime — Hybrid ARMs	1,339,862	1,182,372	(157,490)	11	50	95
Prime — Other	1,720	1,548	(172)	—	—	100
Alt-A — Fixed	7,371	8,677	1,306	12	12	99
Alt-A — Hybrid ARMs	164,235	109,254	(54,981)	—	37	84
Alt-A — Option ARMs	181	208	27	—	—	—
Other	5,207	3,091	(2,116)	—	—	7

Subtotal	1,600,110	1,391,878	(208,232)	14	50	94

Commercial mortgage loans	23,232	20,467	(2,765)	100	100	100

Total	$1,623,342	1,412,345	(210,997)	15%	50%	94%

(a)	All information is as of March 31, 2011.
     Reflecting the credit stress associated with residential mortgage loans, trading activity for privately issued mortgage-backed securities has been reduced. In estimating values for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Because of the reduced activity and lack of observable valuation inputs, the Company considers the estimated fair value associated with its holdings of privately issued mortgage-backed securities to be Level 3 valuations. To assist in the determination of fair value for its privately issued mortgage-backed securities, the Company engaged two independent pricing sources at March 31, 2011 and December 31, 2010. GAAP provides guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. In consideration of that guidance, the Company performed internal modeling to estimate the cash flows and fair value of privately issued residential mortgage-backed securities with an amortized cost basis of $1.4 billion at March 31, 2011 and $1.5 billion at December 31, 2010. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds. In estimating those cash flows, the Company used conservative assumptions as to future delinquency, default and loss rates in order to mitigate exposure that might be attributable to the risk that actual future credit losses could exceed assumed credit losses. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities. To determine the most representative fair value for those bonds under current market conditions, the Company computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. Weightings applied to internal model valuations were generally dependent on bond structure and collateral type, with prices for bonds in non-senior tranches generally receiving lower weightings on the internal model results and greater weightings of the valuation data provided by the independent pricing sources. As a result, certain valuations of privately issued residential mortgage-backed securities were determined by reference to independent pricing sources without adjustment. The average weight placed on internal model valuations at March 31, 2011 was 34%, compared with a 66% weighting on valuations provided by the independent sources. Generally, the range of weights placed on internal valuations were between 0%

and 40%. Further information concerning the Company’s valuations of privately issued mortgage-backed securities can be found in note 12 of Notes to Financial Statements.
     During the quarter ended March 31, 2011, the Company recognized $16 million (pre-tax) of other-than-temporary impairment losses related to privately issued mortgage-backed securities with an amortized cost basis (before impairment charge) of $196 million. Approximately $8 million of such losses related to mortgage-backed securities in the Company’s held-to-maturity portfolio. In assessing impairment losses for debt securities, the Company performed internal modeling to estimate bond-specific cash flows, which considered the placement of the bond in the overall securitization structure and the remaining levels of subordination.
     For privately issued residential mortgage-backed securities in the Company’s available-for-sale portfolio, the model utilized assumptions about the underlying performance of the mortgage loan collateral considering recent collateral performance and future assumptions regarding default and loss severity. At March 31, 2011, projected model default percentages on the underlying mortgage loan collateral ranged from 1% to 44% and loss severities ranged from 28% to 72%. For bonds in which the Company has recognized an other-than-temporary impairment charge, the weighted-average percentage of default collateral was 24% and the weighted-average loss severity was 50%. For bonds without other-than-temporary impairment losses, the weighted-average default percentage and loss severity were 11% and 40%, respectively. Underlying mortgage loan collateral cash flows, after considering the impact of estimated credit losses, were distributed by the model to the various securities within the securitization structure to determine the timing and extent of losses at the bond level, if any. Despite continuing high levels of delinquencies and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of individual bonds, the Company has concluded that as of March 31, 2011 its remaining privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in the remainder of 2011 and later years that could impact the Company’s conclusions. Management has modeled cash flows from privately issued mortgage-backed securities under various scenarios and has concluded that even if home price depreciation and current delinquency trends persist for an extended period of time, the Company’s principal losses on its privately issued mortgage-backed securities would be substantially less than their current fair valuation losses.
     During the first quarter of 2011, the Company recognized an $8 million (pre-tax) other-than-temporary impairment charge related to CMOs in the held-to-maturity portfolio having an amortized cost (before impairment charge) of $14 million. Similar to its evaluation of available-for-sale privately issued mortgage-backed securities, the Company assessed impairment losses on those CMOs by performing internal modeling to estimate bond-specific cash flows, which considered the placement of the bond in the overall securitization structure and the remaining subordination levels. In total, at March 31, 2011 and December 31, 2010, the Company had in its held-to-maturity portfolio CMOs with an amortized cost basis of $300 million and $313 million (after impairment charges), respectively, and a fair value of $199 million and $198 million, respectively.
     At March 31, 2011, the Company also had pre-tax unrealized losses of $38 million on $161 million of trust preferred securities issued by financial institutions, securities backed by trust preferred securities issued by financial institutions and other entities, and other debt securities (reflecting $8 million of unrealized losses on $29 million of securities using a Level 3 valuation). After evaluating the expected repayment performance of financial institutions where trust preferred securities were held directly by the Company or were within CDOs backed by trust preferred securities obtained in acquisitions, the Company did not recognize any other-than-temporary impairment losses related to those securities during the quarter ended March 31, 2011.
     Information comparing the amortized cost and fair value of investment securities is included in note 3 of Notes to Financial Statements.
     As of March 31, 2011, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to closely monitor the performance of the privately issued mortgage-backed securities and other securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any additional other-than-temporary impairment charge related to held-to-maturity securities could result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of Notes to Financial Statements.
     Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $119 million or $.99 per common share, at March 31, 2011, $121 million, or $1.01 per common share, at December 31, 2010, and $116 million, or $.98 per common share, at March 31, 2010.
     Cash dividends declared on M&T’s common stock during the quarter ended March 31, 2011 totaled $85 million, compared with $84 million in each of the quarters ended March 31, 2010 and December 31, 2010, and represented a quarterly dividend payment of $.70 per common share in each of those three quarters. A cash dividend of $7.5 million, or $12.50 per share, was paid in each of the first quarters of 2011 and 2010 in and the fourth quarter of 2010 to the U.S. Treasury on M&T’s Series A Preferred Stock, issued on December 23, 2008. Cash dividends of $663 thousand and $2 million ($25.00 per share and $12.50 per share) were paid on M&T’s Series B and Series C Preferred Stock, respectively, during each of the quarters ended March 31, 2011, March 31, 2010 and December 31, 2010.
     The Company did not repurchase any shares of its common stock during 2010 or the first quarter of 2011.
     Federal regulators generally require banking institutions to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. As of March 31, 2011, Tier 1 capital included trust preferred securities of $1.1 billion as described in note 5 of Notes to Financial Statements and total capital further included subordinated capital notes of $1.5 billion. Pursuant to the Dodd-Frank Act, trust preferred securities will be phased-out of the definition of Tier 1 capital of bank holding companies.

     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A. as of March 31, 2011 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS
March 31, 2011

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Tier 1 capital	9.76%	8.81%	29.24%
Total capital	13.38%	12.46%	30.17%
Tier 1 leverage	9.63%	8.68%	23.47%
Segment Information
As required by GAAP, the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 14 of Notes to Financial Statements.
     Net income earned by the Business Banking segment totaled $26 million in the first three months of 2011, up 4% from $25 million recorded in the first quarter of 2010 and 18% above $22 million in 2010’s fourth quarter. A $5 million decline in the provision for credit losses, resulting from lower net charge-offs of loans, was the most significant factor contributing to the increased net income as compared with the year-earlier quarter. The rise in net income from fourth quarter of 2010 was primarily attributable to a $7 million decrease in the provision for credit losses, due to a decline in net charge-offs of loans.
     The Commercial Banking segment recorded net income of $88 million in 2011’s initial quarter, a 15% improvement from the $77 million earned in the similar 2010 quarter and 5% higher than $84 million of net income recorded in the three months ended December 31, 2010. The increase in net income as compared with 2010’s first quarter reflects higher net interest income of $12 million and a $5 million rise in credit-related fees, including fees earned for providing loan syndication services. The improvement in net interest income was due to a 12 basis point widening of the net interest margin on loans, higher average outstanding loan balances of $579 million, and a $1.2 billion increase in average deposit balances. A $6 million decrease in the provision for credit losses, due to lower net charge-offs of loans, was the primary factor contributing to the higher net income earned in the recent quarter as compared with the immediately preceding quarter.
     The Commercial Real Estate segment’s net income aggregated $49 million in 2011’s initial quarter, as compared with $44 million in the year-earlier quarter and $62 million in the fourth quarter of 2010. A $10 million improvement in net interest income, the result of a 32 basis point expansion of the net interest margin on loans, was the most significant contributor to the increase in net income as compared with the year-earlier quarter. The main factor contributing to the recent quarter’s decline in net income as compared with 2010’s fourth quarter was an $18 million rise in the provision for credit losses, resulting from higher net charge-offs of loans.
     Net income in the Discretionary Portfolio segment totaled $16 million in the recent quarter, compared with net losses of $16 million in each of the first and fourth quarters of 2010. Included in this segment’s recent quarter results were $39 million of gains realized on the sale of investment securities, predominantly comprised of residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac. Also reflected in this segment’s results were other-than-temporary impairment charges totaling $16 million, $27 million and $28 million recorded in the quarters ended March 31, 2011, March 31, 2010 and December 31, 2010, respectively. Such impairment charges were primarily related to privately issued CMOs. Excluding the impact in each of the periods of securities gains and impairment charges, the improvement in the recent quarter’s performance as compared with the two earlier quarters was largely attributable to higher net interest income that reflects a widening of the net interest margin on investment securities.
     The Residential Mortgage Banking segment’s net income was $5 million in the first quarter of 2011, compared with $595 thousand and $2 million earned in the first and fourth quarters of 2010, respectively. The improvement from the year-earlier quarter reflects an $8 million decrease in the provision for credit losses due largely to lower net charge-offs of loans to builders and developers of residential real estate. The main factors for this segment’s increase in net income in the recent quarter as compared with the immediately preceding quarter include a $9 million decline in the provision for credit losses, the result of lower net charge-offs of loans, and a $3 million reduction in personnel costs. Partially offsetting those favorable factors were a partial reversal of the capitalized mortgage servicing rights valuation allowance in the fourth quarter of 2010 (as compared with no change in such allowance in the recent quarter) and a decrease in net interest income in the first quarter of 2011. The impact of each of those two factors was $3 million. The lower net interest income was predominantly due to a $222 million decrease in average outstanding loan balances and a 22 basis point narrowing of the net interest margin on loans.
     Net contribution from the Retail Banking segment totaled $53 million in the recent quarter, down 11% from the $59 million earned in last year’s first quarter, but 21% improved from $44 million recorded during the quarter ended December 31, 2010. A $9 million decline in fees earned for providing deposit account services and a $4 million decrease in net interest income, the result of a 9 basis point narrowing of the net interest margin on deposits and a $610 million decline in average outstanding loan balances, contributed to the recent quarter’s lower net income as compared with the first quarter of 2010. Factors contributing to the rise in net income in the first quarter of 2011 as compared with the fourth quarter of 2010 included: a $5 million increase in net interest income, due to a 13 basis point widening of the net interest margin on deposits and a $330 million rise in average deposit balances, partly offset by a $256 million decrease in average outstanding loan balances; a decline in the provision for credit losses of $4 million, mainly resulting from a decrease in net loan charge-offs; and lower costs for advertising and promotion ($3 million) and professional services ($2 million).
     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related gains and expenses resulting from acquisitions of financial institutions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The various components of the “All Other” category resulted in net losses of $31 million and $38 million in the quarters ended March 31, 2011 and 2010, respectively, compared with net income of $6 million recorded in the fourth quarter of 2010. The favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses were the main factors contributing to the recent quarter’s lower net loss as compared with the corresponding 2010 quarter. Those factors were partially offset by $4 million of merger-related expenses recorded in the recent quarter. There were no merger-related expenses in the initial 2010 quarter. The decline in net contribution in the first quarter of 2011 as compared with 2010’s final quarter can be attributed to a $32 million increase in personnel costs associated with the business and support units included in the “All Other”

category and a $27 million net merger-related gain recorded in the fourth quarter of 2010 (compared with the recent quarter’s $4 million of merger-related expenses). The higher personnel costs were largely related to seasonally higher stock-based compensation, payroll-related taxes and employer contributions for retirement savings plan benefits related to incentive compensation payments, and unemployment insurance.
Recent Accounting Developments
In April 2011, the FASB issued amended accounting and disclosure guidance relating to a creditor’s determination of whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. As a result of the application of the amendments, receivables previously measured under loss contingency guidance that are newly considered impaired should be disclosed, along with the related allowance for credit losses, as of the end of the period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The deferred credit risk disclosure guidance issued in July 2010 relating to troubled debt restructurings will now be effective for interim and annual periods beginning on or after June 15, 2011. The Company intends to comply with the new accounting and disclosure requirements.
     In December 2010, the FASB issued amended disclosure guidance relating to the pro forma information for business combinations that occurred in the current reporting period. The amended disclosure states that if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to comply with the disclosure requirements.
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
Forward-Looking Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward-looking statements that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “prospects” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could,” or “may,” or by variations of such words or by similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Forward-looking statements speak only as of the date they are made and we assume no duty to update forward-looking statements.
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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1
QUARTERLY TRENDS

	2011		2010 Quarters

	First Quarter	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$673,810	688,855	691,765	690,889	682,309
Interest expense	98,679	108,628	116,032	117,557	120,052

Net interest income	575,131	580,227	575,733	573,332	562,257
Less: provision for credit losses	75,000	85,000	93,000	85,000	105,000
Other income	314,420	286,938	289,899	273,557	257,706
Less: other expense	499,571	469,274	480,133	476,068	489,362

Income before income taxes	314,980	312,891	292,499	285,821	225,601
Applicable income taxes	102,380	102,319	94,619	90,967	68,723
Taxable-equivalent adjustment	6,327	6,130	5,865	6,105	5,923

Net income	$206,273	204,442	192,015	188,749	150,955

Net income available to common shareholders-diluted	$190,121	189,678	176,789	173,597	136,431
Per common share data
Basic earnings	$1.59	1.59	1.49	1.47	1.16
Diluted earnings	1.59	1.59	1.48	1.46	1.15
Cash dividends	$.70	.70	.70	.70	.70
Average common shares outstanding
Basic	119,201	118,613	118,320	118,054	117,765
Diluted	119,852	119,503	119,155	118,878	118,256

Performance ratios, annualized
Return on
Average assets	1.23%	1.18%	1.12%	1.11%	.89%
Average common shareholders’ equity	10.16%	10.03%	9.56%	9.67%	7.86%
Net interest margin on average earning assets (taxable-equivalent basis)	3.92%	3.85%	3.87%	3.84%	3.78%
Nonaccrual loans to total loans and leases, net of unearned discount	2.32%	2.38%	2.16%	2.13%	2.60%
Efficiency ratio (a)	57.18%	54.08%	54.95%	54.77%	57.82%

Net operating (tangible) results (b)
Net operating income (in thousands)	$216,360	196,235	200,225	197,752	160,953
Diluted net operating income per common share	1.67	1.52	1.55	1.53	1.23
Annualized return on
Average tangible assets	1.36%	1.20%	1.24%	1.23%	1.00%
Average tangible common shareholders’ equity	20.16%	18.43%	19.58%	20.36%	17.34%
Efficiency ratio (a)	55.75%	52.55%	53.40%	53.06%	55.88%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$68,045	68,502	67,811	68,334	68,883
Total tangible assets (c)	64,423	64,869	64,167	64,679	65,216
Earning assets	59,431	59,737	59,066	59,811	60,331
Investment securities	7,219	7,541	7,993	8,376	8,172
Loans and leases, net of unearned discount	51,972	51,141	50,835	51,278	51,948
Deposits	49,680	49,271	47,530	47,932	47,394
Common shareholders’ equity (c)	7,708	7,582	7,444	7,302	7,136
Tangible common shareholders’ equity (c)	4,086	3,949	3,800	3,647	3,469

At end of quarter
Total assets (c)	$67,881	68,021	68,247	68,154	68,439
Total tangible assets (c)	64,263	64,393	64,609	64,505	64,778
Earning assets	58,822	59,434	59,388	59,368	59,741
Investment securities	6,507	7,151	7,663	8,098	8,105
Loans and leases, net of unearned discount	52,119	51,990	50,792	51,061	51,444
Deposits	50,548	49,805	48,655	47,523	47,538
Common shareholders’ equity, net of undeclared preferred dividends (c)	7,758	7,611	7,488	7,360	7,177
Tangible common shareholders’ equity (c)	4,140	3,983	3,850	3,711	3,516
Equity per common share	64.43	63.54	62.69	61.77	60.40
Tangible equity per common share	34.38	33.26	32.23	31.15	29.59

Market price per common share
High	$91.05	87.87	95.00	96.15	85.00
Low	84.63	72.03	81.08	74.11	66.32
Closing	88.47	87.05	81.81	84.95	79.38

(a)	Excludes impact of merger-related gains and expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 2.

(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2011		2010 Quarters

	First Quarter	Fourth	Third	Second	First

Income statement data
In thousands, except per share
Net income
Net income	$206,273	204,442	192,015	188,749	150,955
Amortization of core deposit and other intangible assets (a)	7,478	8,054	8,210	9,003	9,998
Merger-related gain (a)	—	(16,730)	—	—	—
Merger-related expenses (a)	2,609	469	—	—	—

Net operating income	$216,360	196,235	200,225	197,752	160,953

Earnings per common share
Diluted earnings per common share	$1.59	1.59	1.48	1.46	1.15
Amortization of core deposit and other intangible assets (a)	.06	.07	.07	.07	.08
Merger-related gain (a)	—	(.14)	—	—	—
Merger-related expenses (a)	.02	—	—	—	—

Diluted net operating earnings per common share	$1.67	1.52	1.55	1.53	1.23

Other expense
Other expense	$499,571	469,274	480,133	476,068	489,362
Amortization of core deposit and other intangible assets	(12,314)	(13,269)	(13,526)	(14,833)	(16,475)
Merger-related expenses	(4,295)	(771)	—	—	—

Noninterest operating expense	$482,962	455,234	466,607	461,235	472,887

Merger-related expenses
Salaries and employee benefits	$7	7	—	—	—
Equipment and net occupancy	79	44	—	—	—
Printing, postage and supplies	147	74	—	—	—
Other costs of operations	4,062	646	—	—	—

Total	$4,295	771	—	—	—

Balance sheet data
In millions
Average assets
Average assets	$68,045	68,502	67,811	68,334	68,883
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(119)	(132)	(146)	(160)	(176)
Deferred taxes	22	24	27	30	34

Average tangible assets	$64,423	64,869	64,167	64,679	65,216

Average common equity
Average total equity	$8,451	8,322	8,181	8,036	7,868
Preferred stock	(743)	(740)	(737)	(734)	(732)

Average common equity	7,708	7,582	7,444	7,302	7,136

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(119)	(132)	(146)	(160)	(176)
Deferred taxes	22	24	27	30	34

Average tangible common equity	$4,086	3,949	3,800	3,647	3,469

At end of quarter
Total assets
Total assets	$67,881	68,021	68,247	68,154	68,439
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(113)	(126)	(139)	(152)	(167)
Deferred taxes	20	23	26	28	31

Total tangible assets	$64,263	64,393	64,609	64,505	64,778

Total common equity
Total equity	$8,508	8,358	8,232	8,102	7,916
Preferred stock	(743)	(741)	(738)	(735)	(733)
Undeclared dividends — preferred stock	(7)	(6)	(6)	(7)	(6)

Common equity, net of undeclared preferred dividends	7,758	7,611	7,488	7,360	7,177

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(113)	(126)	(139)	(152)	(167)
Deferred taxes	20	23	26	28	31

Total tangible common equity	$4,140	3,983	3,850	3,711	3,516

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2011 First Quarter			2010 Fourth Quarter			2010 Third Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$13,573	$131,619	3.93%	13,013	133,562	4.07%	12,856	128,578	3.97%
Real estate — commercial	21,003	247,276	4.71	20,624	249,720	4.84	20,612	250,038	4.85
Real estate — consumer	6,054	76,642	5.06	5,910	76,024	5.15	5,680	75,312	5.30
Consumer	11,342	143,519	5.13	11,594	151,300	5.18	11,687	153,763	5.22

Total loans and leases, net	51,972	599,056	4.67	51,141	610,606	4.74	50,835	607,691	4.74

Interest-bearing deposits at banks	115	36	.13	110	43	.15	92	34	.15
Federal funds sold and agreements to resell securities	15	19	.53	780	381	.19	64	41	.26
Trading account	110	442	1.61	165	375	.91	82	134	.65
Investment securities**
U.S. Treasury and federal agencies	4,089	42,078	4.17	4,237	43,246	4.05	4,541	48,018	4.20
Obligations of states and political subdivisions	250	3,479	5.64	256	3,663	5.69	271	3,740	5.48
Other	2,880	28,700	4.04	3,048	30,541	3.98	3,181	32,107	4.00

Total investment securities	7,219	74,257	4.17	7,541	77,450	4.07	7,993	83,865	4.16

Total earning assets	59,431	673,810	4.60	59,737	688,855	4.58	59,066	691,765	4.65

Allowance for credit losses	(914)			(910)			(908)
Cash and due from banks	1,091			1,111			1,081
Other assets	8,437			8,564			8,572

Total assets	$68,045			68,502			67,811

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$628	202	.13	608	212	.14	592	219	.15
Savings deposits	27,669	19,239	.28	27,545	21,860	.31	26,177	21,453	.33
Time deposits	5,700	19,071	1.36	6,034	21,232	1.40	6,312	23,309	1.46
Deposits at Cayman Islands office	1,182	394	.14	809	352	.17	802	315	.16

Total interest-bearing deposits	35,179	38,906	.45	34,996	43,656	.49	33,883	45,296	.53

Short-term borrowings	1,344	492	.15	1,439	633	.17	1,858	760	.16
Long-term borrowings	7,368	59,281	3.26	8,141	64,339	3.14	8,948	69,976	3.10

Total interest-bearing liabilities	43,891	98,679	.91	44,576	108,628	.97	44,689	116,032	1.03

Noninterest-bearing deposits	14,501			14,275			13,647
Other liabilities	1,202			1,329			1,294

Total liabilities	59,594			60,180			59,630

Shareholders’ equity	8,451			8,322			8,181

Total liabilities and shareholders’ equity	$68,045			68,502			67,811

Net interest spread			3.69			3.61			3.62
Contribution of interest-free funds			.23			.24			.25

Net interest income/margin on earning assets		$575,131	3.92%		580,227	3.85%		575,733	3.87%

(continued)

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2010 Second Quarter			2010 First Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$13,096	$131,460	4.03%	13,408	128,147	3.88%
Real estate — commercial	20,759	240,728	4.64	20,867	233,561	4.48
Real estate — consumer	5,653	75,643	5.35	5,742	76,283	5.31
Consumer	11,770	153,728	5.24	11,931	154,688	5.26

Total loans and leases, net	51,278	601,559	4.71	51,948	592,679	4.63

Interest-bearing deposits at banks	81	5	.02	127	6	.02
Federal funds sold and agreements to resell securities	10	11	.41	24	13	.22
Trading account	66	159	.96	60	121	.80
Investment securities**
U.S. Treasury and federal agencies	4,758	51,282	4.32	4,396	49,131	4.53
Obligations of states and political subdivisions	272	3,963	5.85	268	3,741	5.66
Other	3,346	33,910	4.07	3,508	36,618	4.23

Total investment securities	8,376	89,155	4.27	8,172	89,490	4.44

Total earning assets	59,811	690,889	4.63	60,331	682,309	4.59

Allowance for credit losses	(905)			(900)
Cash and due from banks	1,068			1,136
Other assets	8,360			8,316

Total assets	$68,334			68,883

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$619	219	.14	585	200	.14
Savings deposits	25,942	21,464	.33	25,068	20,449	.33
Time deposits	6,789	26,254	1.55	7,210	29,446	1.66
Deposits at Cayman Islands office	972	376	.16	1,237	325	.11

Total interest-bearing deposits	34,322	48,313	.56	34,100	50,420	.60

Short-term borrowings	1,763	726	.17	2,367	887	.15
Long-term borrowings	9,454	68,518	2.91	10,160	68,745	2.74

Total interest-bearing liabilities	45,539	117,557	1.04	46,627	120,052	1.04

Noninterest-bearing deposits	13,610			13,294
Other liabilities	1,149			1,094

Total liabilities	60,298			61,015

Shareholders’ equity	8,036			7,868

Total liabilities and shareholders’ equity	$68,334			68,883

Net interest spread			3.59			3.55
Contribution of interest-free funds			.25			.23

Net interest income/margin on earning assets		$573,332	3.84%		562,257	3.78%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of March 31, 2011.
     (b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.
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
Item 1A. Risk Factors.
     There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) – (b) Not applicable.
     (c)
Issuer Purchases of Equity Securities

(d)Maximum
			(c)Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased (1)	(or Unit)	Programs	Programs (2)

January 1 — January 31, 2011	85,279	$86.74	—	2,181,500

February 1 - February 28, 2011	10,170	89.83	—	2,181,500

March 1 — March 31, 2011	—	—	—	2,181,500

Total	95,449	$87.07	—

(1)	The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.

(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

Item 3.	Defaults Upon Senior Securities. (Not applicable.)

Item 4.	(Removed and Reserved).

Item 5.	Other Information. (None.)

Item 6.	Exhibits.
The following exhibits are filed as a part of this report.

Exhibit
No.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION
Date: April 29, 2011	By:	/s/ René F. Jones
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