Form 10-Q
period 2011-06-30
M&T BANK CORP
filed 2011-08-09
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on July 29, 2011: 125,599,926 shares.

M&T BANK CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30,	December 31,
Dollars in thousands, except per share	2011	2010

Assets
Cash and due from banks	$1,297,335	908,755
Interest-bearing deposits at banks	2,275,450	101,222
Federal funds sold	35,580	25,000
Agreement to resell securities	380,000	—
Trading account	502,986	523,834
Investment securities (includes pledged securities that can be sold or repledged of $2,040,940 at June 30, 2011; $1,937,817 at December 31, 2010)
Available for sale (cost: $5,026,881 at June 30, 2011; $5,494,377 at December 31, 2010)	4,890,489	5,413,492
Held to maturity (fair value: $1,143,496 at June 30, 2011; $1,225,253 at December 31, 2010)	1,219,686	1,324,339
Other (fair value: $382,090 at June 30, 2011; $412,709 at December 31, 2010)	382,090	412,709

Total investment securities	6,492,265	7,150,540

Loans and leases	58,844,512	52,315,942
Unearned discount	(303,283)	(325,560)

Loans and leases, net of unearned discount	58,541,229	51,990,382
Allowance for credit losses	(907,589)	(902,941)

Loans and leases, net	57,633,640	51,087,441

Premises and equipment	567,107	435,837
Goodwill	3,524,625	3,524,625
Core deposit and other intangible assets	275,057	125,917
Accrued interest and other assets	4,743,109	4,138,092

Total assets	$77,727,154	68,021,263

Liabilities
Noninterest-bearing deposits	$18,598,828	14,557,568
NOW accounts	1,687,184	1,393,349
Savings deposits	30,712,851	26,431,281
Time deposits	7,678,799	5,817,170
Deposits at Cayman Islands office	551,553	1,605,916

Total deposits	59,229,215	49,805,284

Federal funds purchased and agreements to repurchase securities	452,091	866,555
Other short-term borrowings	115,053	80,877
Accrued interest and other liabilities	1,557,685	1,070,701
Long-term borrowings	7,128,916	7,840,151

Total liabilities	68,482,960	59,663,568

Shareholders’ equity
Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 381,500 shares at June 30, 2011 and 778,000 shares at December 31, 2010; Liquidation preference of $10,000 per share: 50,000 shares at June 30, 2011 and none at December 31, 2010	860,901	740,657
Common stock, $.50 par, 250,000,000 shares authorized, 125,554,637 shares issued at June 30, 2011; 120,396,611 shares issued at December 31, 2010	62,777	60,198
Common stock issuable, 67,634 shares at June 30, 2011; 71,345 shares at December 31, 2010	4,030	4,189
Additional paid-in capital	2,800,002	2,398,615
Retained earnings	5,745,253	5,426,701
Accumulated other comprehensive income (loss), net	(228,769)	(205,220)
Treasury stock — common, at cost — none at June 30, 2011; 693,974 shares at December 31, 2010	—	(67,445)

Total shareholders’ equity	9,244,194	8,357,695

Total liabilities and shareholders’ equity	$77,727,154	68,021,263

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended June 30		Six months ended June 30
In thousands, except per share		2011	2010	2011	2010

Interest income	Loans and leases, including fees	$624,247	596,919	$1,218,279	1,185,046
	Deposits at banks	479	5	515	11
	Federal funds sold	10	9	28	20
	Agreements to resell securities	127	2	128	4
	Trading account	282	110	670	193
	Investment securities
	Fully taxable	60,827	85,232	131,489	170,879
	Exempt from federal taxes	2,281	2,507	4,627	5,017

	Total interest income	688,253	684,784	1,355,736	1,361,170

Interest expense	NOW accounts	274	219	476	419
	Savings deposits	20,757	21,464	39,996	41,913
	Time deposits	19,310	26,254	38,381	55,700
	Deposits at Cayman Islands office	193	376	587	701
	Short-term borrowings	147	726	639	1,613
	Long-term borrowings	61,370	68,518	120,651	137,263

	Total interest expense	102,051	117,557	200,730	237,609

	Net interest income	586,202	567,227	1,155,006	1,123,561
	Provision for credit losses	63,000	85,000	138,000	190,000

	Net interest income after provision for credit losses	523,202	482,227	1,017,006	933,561

Other income	Mortgage banking revenues	42,151	47,084	87,307	88,560
	Service charges on deposit accounts	119,716	128,976	229,447	249,271
	Trust income	75,592	30,169	104,913	61,097
	Brokerage services income	14,926	12,788	29,222	25,894
	Trading account and foreign exchange gains	6,798	3,797	15,077	8,496
	Gain on bank investment securities	110,744	10	150,097	469
	Total other-than-temporary impairment (“OTTI”) losses	(33,211)	(21,079)	(42,725)	(50,566)
	Portion of OTTI losses recognized in other comprehensive income (before taxes)	6,681	(1,301)	154	1,384

	Net OTTI losses recognized in earnings	(26,530)	(22,380)	(42,571)	(49,182)

	Equity in earnings of Bayview Lending Group LLC	(5,223)	(6,179)	(11,901)	(11,893)
	Other revenues from operations	163,482	79,292	254,485	158,551

	Total other income	501,656	273,557	816,076	531,263

Other expense	Salaries and employee benefits	300,178	245,861	566,268	509,907
	Equipment and net occupancy	59,670	55,431	116,333	110,832
	Printing, postage and supplies	9,723	8,549	18,925	17,592
	Amortization of core deposit and other intangible assets	14,740	14,833	27,054	31,308
	FDIC assessments	26,609	21,608	45,703	42,956
	Other costs of operations	165,975	129,786	302,183	252,835

	Total other expense	576,895	476,068	1,076,466	965,430

	Income before taxes	447,963	279,716	756,616	499,394
	Income taxes	125,605	90,967	227,985	159,690

	Net income	$322,358	188,749	$528,631	339,704

	Net income available to common shareholders
	Basic	$297,164	173,588	$487,283	310,026
	Diluted	297,179	173,597	487,308	310,037

	Net income per common share
	Basic	$2.43	1.47	$4.04	2.63
	Diluted	2.42	1.46	4.02	2.61

	Cash dividends per common share	$.70	.70	$1.40	1.40

	Average common shares outstanding
	Basic	122,181	118,054	120,699	117,910
	Diluted	122,796	118,878	121,332	118,569

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Six months ended June 30
In thousands		2011	2010

Cash flows from operating activities	Net income	$528,631	339,704
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	138,000	190,000
	Depreciation and amortization of premises and equipment	38,370	34,045
	Amortization of capitalized servicing rights	26,742	28,908
	Amortization of core deposit and other intangible assets	27,054	31,308
	Provision for deferred income taxes	(18,201)	(22,923)
	Asset write-downs	48,032	51,510
	Net (gain) loss on sales of assets	(181,318)	1,420
	Net change in accrued interest receivable, payable	4,035	(2,248)
	Net change in other accrued income and expense	23,766	155,403
	Net change in loans originated for sale	167,857	227,734
	Net change in trading account assets and liabilities	60,210	(6,091)

	Net cash provided by operating activities	863,178	1,028,770

Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	1,909,223	14,870
	Other	71,729	49,463
	Proceeds from maturities of investment securities
	Available for sale	751,314	729,562
	Held to maturity	114,913	77,524
	Purchases of investment securities
	Available for sale	(1,609,272)	(401,246)
	Held to maturity	(13,151)	(987,993)
	Other	(1,249)	(6,781)
	Net (increase) decrease in loans and leases	(454,782)	757,032
	Net decrease in interest-bearing deposits at banks	432,037	15,509
	Net increase in agreements to resell securities	(365,000)	—
	Other investments, net	(10,249)	(21,152)
	Additions to capitalized servicing rights	(6,935)	(95)
	Capital expenditures, net	(13,976)	(23,403)
	Acquisitions, net of cash acquired
	Banks and bank holding companies	178,940	—
	Purchase of Wilmington Trust Corporation preferred stock	(330,000)	—
	Other, net	186,771	40,723

	Net cash provided by investing activities	840,313	244,013

Cash flows from financing activities	Net increase in deposits	566,316	82,464
	Net decrease in short-term borrowings	(528,035)	(283,616)
	Payments on long-term borrowings	(1,331,316)	(1,106,386)
	Proceeds from issuance of preferred stock	495,000	—
	Redemption of preferred stock	(370,000)	—
	Dividends paid — common	(173,135)	(167,090)
	Dividends paid — preferred	(20,046)	(20,113)
	Other, net	56,885	31,502

	Net cash used by financing activities	(1,304,331)	(1,463,239)

	Net increase (decrease) in cash and cash equivalents	399,160	(190,456)
	Cash and cash equivalents at beginning of period	933,755	1,246,342

	Cash and cash equivalents at end of period	$1,332,915	1,055,886

Supplemental disclosure of cash flow information	Interest received during the period	$1,366,981	1,382,432
	Interest paid during the period	205,514	248,214
	Income taxes paid during the period	266,240	145,202

Supplemental schedule of noncash investing and financing activities	Real estate acquired in settlement of loans Acquisitions:	$45,774	141,168
	Fair value of:
	Assets acquired (noncash)	10,666,102	—
	Liabilities assumed	10,044,555	—
	Common stock issued	405,557	—
	Retirement of Wilmington Trust Corporation preferred stock	330,000	—
	Increase (decrease) from consolidation of securitization trusts:
	Loans	—	423,865
	Investment securities — available for sale	—	(360,471)
	Long-term borrowings	—	65,419
	Accrued interest and other	—	2,025

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						other
			Common	Additional		comprehensive
	Preferred	Common	stock	paid-in	Retained	income	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	(loss), net	stock	Total

2010
Balance — January 1, 2010	$730,235	60,198	4,342	2,442,947	5,076,884	(335,997)	(225,702)	7,752,907
Comprehensive income:
Net income	—	—	—	—	339,704	—	—	339,704
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	136,766	—	136,766
Defined benefit plans liability adjustment	—	—	—	—	—	2,175	—	2,175
Unrealized gain on terminated cash flow hedge	—	—	—	—	—	(141)	—	(141)

								478,504
Preferred stock cash dividends	—	—	—	—	(20,113)	—	—	(20,113)
Amortization of preferred stock discount	5,115	—	—	—	(5,115)	—	—	—
Repayment of management stock ownership program receivable	—	—	—	1,838	—	—	—	1,838
Stock-based compensation plans:
Compensation expense, net	—	—	—	(13,571)	—	—	40,886	27,315
Exercises of stock options, net	—	—	—	(21,997)	—	—	49,400	27,403
Directors’ stock plan	—	—	—	(232)	—	—	787	555
Deferred compensation plans, net, including dividend equivalents	—	—	(265)	(292)	(96)	—	604	(49)
Other	—	—	—	914	—	—	—	914
Common stock cash dividends — $1.40 per share	—	—	—	—	(167,430)	—	—	(167,430)

Balance — June 30, 2010	$735,350	60,198	4,077	2,409,607	5,223,834	(197,197)	(134,025)	8,101,844

2011
Balance — January 1, 2011	$740,657	60,198	4,189	2,398,615	5,426,701	(205,220)	(67,445)	8,357,695
Comprehensive income:
Net income	—	—	—	—	528,631	—	—	528,631
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(27,892)	—	(27,892)
Defined benefit plans liability adjustment	—	—	—	—	—	4,288	—	4,288
Unrealized gain on terminated cash flow hedge	—	—	—	—	—	(141)	—	(141)
Foreign currency translation adjustment	—	—	—	—	—	196	—	196
								505,082
Acquisition of Wilmington Trust Corporation - common stock issued	—	2,348	—	403,209	—	—	—	405,557
Partial redemption of Series A preferred stock	(370,000)	—	—	—	—	—	—	(370,000)
Conversion of Series B preferred stock into 433,144 shares of common stock	(26,500)	192	—	21,754	—	—	4,554	—
Issuance of Series D preferred stock	500,000	—	—	(5,000)	—	—	—	495,000
Preferred stock cash dividends	—	—	—	—	(20,046)	—	—	(20,046)
Amortization of preferred stock discount	16,744	—	—	—	(16,744)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	27	—	(10,382)	—	—	31,666	21,311
Exercises of stock options, net	—	12	—	(8,948)	—	—	30,106	21,170
Directors’ stock plan	—	—	—	(49)	—	—	612	563
Deferred compensation plans, net, including dividend equivalents	—	—	(159)	(219)	(94)	—	507	35
Other	—	—	—	1,022	—	—	—	1,022
Common stock cash dividends — $1.40 per share	—	—	—	—	(173,195)	—	—	(173,195)

Balance — June 30, 2011	$860,901	62,777	4,030	2,800,002	5,745,253	(228,769)	—	9,244,194

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
2. Acquisitions
On May 16, 2011, M&T acquired all of the outstanding common stock of Wilmington Trust Corporation (“Wilmington Trust”), headquartered in Wilmington, Delaware, in a stock-for-stock transaction. Wilmington Trust operated 55 banking offices in Delaware and Pennsylvania at the date of acquisition. The results of operations acquired in the Wilmington Trust transaction have been included in the Company’s financial results since May 16, 2011. Wilmington Trust shareholders received .051372 shares of M&T common stock in exchange for each share of Wilmington Trust common stock, resulting in M&T issuing a total of 4,694,486 common shares with an acquisition date fair value of $406 million.
     The Wilmington Trust transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Assets acquired totaled approximately $10.8 billion, including $6.4 billion of loans and leases (including approximately $3.2 billion of commercial real estate loans, $1.4 billion of commercial loans and leases, $1.1 billion of consumer loans and $680 million of residential real estate loans). Liabilities assumed aggregated $10.0 billion, including $8.9 billion of deposits. The common stock issued in the transaction added $406 million to M&T’s common shareholders’ equity. Immediately prior to the closing of the Wilmington Trust transaction, M&T redeemed the $330 million of preferred stock issued by Wilmington Trust as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). In connection with the acquisition, the Company recorded $176 million of core deposit and other intangible assets. The core deposit and other intangible assets are generally being amortized over periods of 5 to 7 years using an accelerated method. There was no goodwill recorded as a result of the transaction; however, a non-taxable gain of $65 million was realized, which represented the excess of the fair value of assets acquired less liabilities assumed over consideration exchanged. The acquisition of Wilmington Trust forms one of the largest banks in the Eastern United States, adding to M&T’s market-leading position in the Mid-Atlantic region, including the leading deposit market share in Delaware.
     In many cases, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the fair valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with GAAP, there was no carry-over of Wilmington Trust’s previously established allowance for credit losses. Subsequent decreases in the expected cash flows require the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows generally result in the recognition of additional interest income over the then remaining lives of the loans.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
2. Acquisitions, continued
     In conjunction with the Wilmington Trust acquisition, the acquired loan portfolio was accounted for at fair value as follows:

May 16, 2011
(in thousands)
Contractually required principal and interest at acquisition	$8,336,755
Contractual cash flows not expected to be collected	(1,209,749)

Expected cash flows at acquisition	7,127,006
Interest component of expected cash flows	(716, 576)

Basis in acquired loans at acquisition — estimated fair value	$6,410,430

      Included in the above table is information related to loans for which there was specific evidence of credit deterioration at the acquisition date and for which it was deemed probable that the Company would be unable to collect all contractually required principal and interest payments (“purchased impaired loans”). Specifically, contractually required principal and interest, cash flows expected to be collected and estimated fair value of purchased impaired loans were $1,419,672,000, $747,265,000 and $707,907,000, respectively.
     The consideration paid for Wilmington Trust’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

(in thousands)
Purchase price:
Value of:
Common shares issued (4,694,486 shares)	$405,557
Preferred stock purchased from U.S. Treasury	330,000

Total purchase price	735,557

Identifiable assets:
Cash and due from banks	178,940
Interest-bearing deposits at banks	2,606,265
Other short-term investments	57,817
Investment securities	510,390
Loans and leases	6,410,430
Core deposit and other intangibles	176,194
Other assets	905,006

Total identifiable assets	10,845,042

Liabilities:
Deposits	8,864,161
Short-term borrowings	147,752
Long-term borrowings	600,830
Other liabilities	431,812

Total liabilities	10,044,555

Net gain resulting from acquisition	$64,930

NOTES TO FINANCIAL STATEMENTS, CONTINUED
2. Acquisitions, continued
     The following table discloses the impact of Wilmington Trust (excluding the impact of the merger-related gain and expenses) since the acquisition on May 16, 2011 through the end of the second quarter of 2011. The table also presents certain pro forma information as if Wilmington Trust had been acquired on January 1, 2010. These results combine the historical results of Wilmington Trust into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date. In particular, no adjustments have been made to eliminate the amount of Wilmington Trust’s provision for credit losses of $42 million in 2011 and $283 million in 2010 or the impact of other-than-temporary impairment losses recognized by Wilmington Trust of $5 million in 2011 and $26 million in 2010 that may not have been necessary had the acquired loans and investment securities been recorded at fair value as of the beginning of 2010. Furthermore, expenses related to preparing for systems conversions and other costs of integration of $41 million and the $65 million gain recorded in connection with the acquisition are included in the 2011 periods in which such costs were incurred and gain recognized. Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow.

	Actual since	Pro forma
	acquisition	Six months ended
	through	June 30,
	June 30, 2011	2011	2010
	(in thousands)
Total revenues (a)	$79,140	2,208,188	2,002,497
Net income	3,068	480,948	189,246

(a)	Represents net interest income plus other income.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
2. Acquisitions, continued
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
     In connection with the Wilmington Trust and K Bank acquisitions, the Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with preparing for systems conversions and/or integration of operations; costs related to termination of existing contractual arrangements of Wilmington Trust to purchase various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; travel costs; and printing, postage, supplies and other costs of completing the transactions and commencing operations in new markets and offices. There were no merger-related expenses during the three months or six months ended June 30, 2010. The Company expects to incur additional merger-related expenses during the remainder of 2011. As of June 30, 2011, the remaining unpaid portion of incurred merger-related expenses was $24 million. A summary of merger-related expenses included in the consolidated statement of income follows.

	Three months ended	Six months ended
	June 30, 2011	June 30, 2011
	(in thousands)
Salaries and employee benefits	$15,305	$15,312
Equipment and net occupancy	25	104
Printing, postage and supplies	318	465
Other costs of operations	21,348	25,410

	$36,996	$41,291

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities
The amortized cost and estimated fair value of investment securities were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
		(in thousands)
June 30, 2011
Investment securities available for sale:
U.S. Treasury and federal agencies	$111,836	1,119	2	$112,953
Obligations of states and political subdivisions	66,709	821	39	67,491
Mortgage-backed securities:
Government issued or guaranteed	2,965,034	60,965	2,981	3,023,018
Privately issued residential	1,507,748	9,720	211,266	1,306,202
Privately issued commercial	21,094	—	3,861	17,233
Collateralized debt obligations	44,268	18,800	1,467	61,601
Other debt securities	217,812	5,738	28,014	195,536
Equity securities	92,380	14,526	451	106,455

	5,026,881	111,689	248,081	4,890,489

Investment securities held to maturity:
Obligations of states and political subdivisions	184,595	4,239	149	188,685
Mortgage-backed securities:
Government issued or guaranteed	730,785	21,978	—	752,763
Privately issued	292,034	357	102,615	189,776
Other debt securities	12,272	—	—	12,272

	1,219,686	26,574	102,764	1,143,496

Other securities	382,090	—	—	382,090

Total	$6,628,657	138,263	350,845	$6,416,075

December 31, 2010
Investment securities available for sale:
U.S. Treasury and federal agencies	$61,772	1,680	18	$63,434
Obligations of states and political subdivisions	59,921	561	57	60,425
Mortgage-backed securities:
Government issued or guaranteed	3,146,054	161,298	1,111	3,306,241
Privately issued residential	1,677,064	10,578	252,081	1,435,561
Privately issued commercial	25,357	—	2,950	22,407
Collateralized debt obligations	95,080	24,754	9,078	110,756
Other debt securities	310,017	26,883	38,000	298,900
Equity securities	119,112	5,098	8,442	115,768

	5,494,377	230,852	311,737	5,413,492

Investment securities held to maturity:
Obligations of states and political subdivisions	191,119	1,944	694	192,369
Mortgage-backed securities:
Government issued or guaranteed	808,108	14,061	—	822,169
Privately issued	312,537	—	114,397	198,140
Other debt securities	12,575	—	—	12,575

	1,324,339	16,005	115,091	1,225,253

Other securities	412,709	—	—	412,709

Total	$7,231,425	246,857	426,828	$7,051,454

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
     Gross realized gains on investment securities were $111 million and $150 million for the three-month and six-month periods ended June 30, 2011. Gross realized losses were not significant in 2011. Gross realized gains and losses on investment securities were not significant during the three- and six-month periods ended June 30, 2010. During the second quarter of 2011, the Company sold residential mortgage-backed securities guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”)having an aggregate amortized cost of approximately $1.0 billion which resulted in a gain of $66 million (pre-tax). The Company also sold trust preferred securities and collateralized debt obligations during the second quarter of 2011 having an aggregate amortized cost of $136 million and $100 million, respectively, which resulted in gains of $25 million (pre-tax) and $20 million (pre-tax), respectively. During the first quarter of 2011, the Company sold residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac having an aggregate amortized cost of approximately $484 million which resulted in a gain of $39 million (pre-tax).
     The Company recognized $27 million and $43 million of pre-tax other-than-temporary impairment losses during the three- and six-month periods ended June 30, 2011, respectively, related to privately issued mortgage-backed securities. The impairment charges were recognized in light of deterioration of real estate values and continued high levels of delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. Other-than-temporary impairment losses on investment securities of $22 million and $49 million (pre-tax) were recognized by the Company for the three- and six-month periods ended June 30, 2010. Approximately $12 million of the losses recognized in the second quarter of 2010 related to American Depositary Shares of Allied Irish Banks, p.l.c. (“AIB ADSs”) which were obtained in M&T’s acquisition of a subsidiary of AIB in 2003. The remaining losses in 2010 related to certain privately issued residential mortgage-backed securities and collateralized debt obligations backed by pooled trust preferred securities. The impairment charges related to the AIB ADSs were recognized due to mounting credit and other losses incurred by AIB and significant dilution of AIB common shareholders based on the Irish government’s significant ownership position. The impairment charges related to the privately issued residential mortgage-backed securities were recognized in light of deterioration of housing values in the residential real estate market and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. The other-than-temporary impairment losses on debt securities represent management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance. The following table displays changes in credit losses for debt securities recognized in earnings for the three months and six months ended June 30, 2011 and 2010.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued

	Three months ended June 30
	2011	2010
	(in thousands)
Beginning balance	$322,719	308,017
Additions for credit losses not previously recognized	26,530	10,387
Reductions for increases in cash flows	(4,881)	(173)
Reductions for realized losses	(46,227)	(3,968)

Ending balance	$298,141	314,263

	Six months ended June 30
	2011	2010
	(in thousands)
Beginning balance	$327,912	284,513
Additions for credit losses not previously recognized	42,571	37,189
Reductions for increases in cash flows	(5,020)	(342)
Reductions for realized losses	(67,322)	(7,097)

Ending balance	$298,141	314,263

     At June 30, 2011, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

		Estimated
	Amortized cost	fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$26,403	26,521
Due after one year through five years	119,212	121,204
Due after five years through ten years	16,687	18,081
Due after ten years	278,323	271,775

	440,625	437,581
Mortgage-backed securities available for sale	4,493,876	4,346,453

	$4,934,501	4,784,034

Debt securities held to maturity:
Due in one year or less	$23,428	23,607
Due after one year through five years	20,126	20,775
Due after five years through ten years	134,952	138,114
Due after ten years	18,361	18,461

	196,867	200,957
Mortgage-backed securities held to maturity	1,022,819	942,539

	$1,219,686	1,143,496

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
     A summary of investment securities that as of June 30, 2011 and December 31, 2010 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
		Unrealized		Unrealized
	Fair value	losses	Fair value	losses
		(in thousands)
June 30, 2011
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,903	(2)	—	—
Obligations of states and political subdivisions	1,444	(6)	2,323	(33)
Mortgage-backed securities:
Government issued or guaranteed	632,513	(2,937)	3,010	(44)
Privately issued residential	146,893	(1,859)	859,930	(209,407)
Privately issued commercial	—	—	17,233	(3,861)
Collateralized debt obligations	3,039	(19)	5,544	(1,448)
Other debt securities	51,652	(935)	101,588	(27,079)
Equity securities	3,375	(451)	—	—

	840,819	(6,209)	989,628	(241,872)

Investment securities held to maturity:
Obligations of states and political subdivisions	22,591	(108)	451	(41)
Privately issued mortgage-backed securities	322	(123)	184,970	(102,492)

	22,913	(231)	185,421	(102,533)

Total	$863,732	(6,440)	1,175,049	(344,405)

	Less than 12 months		12 months or more
		Unrealized		Unrealized
	Fair value	losses	Fair value	losses
		(in thousands)
December 31, 2010
Investment securities available for sale:
U.S. Treasury and federal agencies	$27,289	(18)	—	—
Obligations of states and political subdivisions	3,712	(18)	2,062	(39)
Mortgage-backed securities:
Government issued or guaranteed	68,507	(1,079)	2,965	(32)
Privately issued residential	61,192	(1,054)	1,057,315	(251,027)
Privately issued commercial	—	—	22,407	(2,950)
Collateralized debt obligations	12,462	(6,959)	6,004	(2,119)
Other debt securities	2,134	(10)	88,969	(37,990)
Equity securities	5,326	(3,721)	673	(4,721)

	180,622	(12,859)	1,180,395	(298,878)

Investment securities held to maturity:
Obligations of states and political subdivisions	76,318	(638)	467	(56)
Privately issued mortgage-backed securities	—	—	198,140	(114,397)

	76,318	(638)	198,607	(114,453)

Total	$256,940	(13,497)	1,379,002	(413,331)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
     The Company owned 387 individual investment securities with aggregate gross unrealized losses of $351 million at June 30, 2011. Approximately $211 million of the unrealized losses pertained to privately issued residential mortgage-backed securities with a cost basis of $1.2 billion. The Company also had $29 million of unrealized losses on trust preferred securities issued by financial institutions, securities backed by trust preferred securities issued by financial institutions and other entities, and other debt securities having a cost basis of $191 million. Based on a review of each of the remaining securities in the investment securities portfolio at June 30, 2011, with the exception of the aforementioned securities for which other-than-temporary impairment losses were recognized, the Company concluded that it expected to recover the amortized cost basis of its investment. As of June 30, 2011, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities. At June 30, 2011, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $382 million of cost method investment securities.
4. Loans and leases and the allowance for credit losses
Interest income on acquired loans that were recorded at fair value at the acquisition date for the three months and six months ended June 30, 2011 was approximately $69 million and $110 million, respectively, and for the three months and six months ended June 30, 2010 was approximately $42 million and $86 million, respectively. The outstanding principal balance and the carrying amount of such loans that is included in the consolidated balance sheet at June 30, 2011 was as follows:

(in thousands)
Outstanding principal balance	$10,445,425
Carrying amount	9,268,721
      Purchased impaired loans totaled $753 million at June 30, 2011, representing less than 1% of the Company’s assets and $97 million at December 31, 2010, representing less than .2% of the Company’s assets. Interest income earned on purchased impaired loans was $5 million and $7 million during the three- and six-month periods ended June 30, 2011, respectively, and $1 million and $2 million during the three- and six-month periods ended June 30, 2010, respectively. Other receivables considered impaired at the time of purchase were also not material to the Company’s financial statements.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
     A summary of current, past due and nonaccrual loans as of June 30, 2011 and December 31, 2010 were as follows:

		30-89 Days	90 Days or more	Purchased
	Current	past due	past due and accruing	impaired	Nonaccrual	Total
June 30, 2011			(in thousands)
Commercial, financial, leasing, etc.	$14,791,110	24,900	23,488	37,773	163,621	15,040,892
Real estate:
Commercial	18,900,107	104,668	85,938	226,083	234,171	19,550,967
Residential builder and developer	1,047,647	39,246	28,606	366,879	359,152	1,841,530
Other commercial construction	2,635,409	37,360	32,173	51,435	114,852	2,871,229
Residential	5,737,580	211,506	199,109	64,327	187,471	6,399,993
Residential Alt-A	426,437	37,050	—	—	107,441	570,928
Consumer:
Home equity lines and loans	6,740,046	37,438	—	5,097	49,941	6,832,522
Automobile	2,767,206	49,518	—	—	27,724	2,844,448
Other	2,529,971	38,880	3,883	1,384	14,602	2,588,720

Total	$55,575,513	580,566	373,197	752,978	1,258,975	58,541,229

		30-89 Days	90 Days or more	Purchased
	Current	past due	past due and accruing	impaired	Nonaccrual	Total
December 31, 2010			(in thousands)
Commercial, financial, leasing, etc.	$13,088,887	96,087	16,647	2,250	186,739	13,390,610
Real estate:
Commercial	16,589,240	89,906	35,338	8,275	209,031	16,931,790
Residential builder and developer	891,764	30,805	9,763	72,710	346,448	1,351,490
Other commercial construction	2,723,399	36,420	11,323	2,098	126,641	2,899,881
Residential	4,699,711	229,641	192,276	9,320	172,729	5,303,677
Residential Alt-A	475,236	42,674	—	—	106,469	624,379
Consumer:
Home equity lines and loans	6,472,563	38,367	—	2,366	43,055	6,556,351
Automobile	2,608,230	44,604	—	—	31,892	2,684,726
Other	2,190,353	36,689	4,246	—	16,190	2,247,478

Total	$49,739,383	645,193	269,593	97,019	1,239,194	51,990,382

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
     Changes in the allowance for credit losses for the three months ended June 30, 2011 were as follows:

	Commercial,
	Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
			(in thousands)
Beginning balance	$215,659	391,107	87,526	137,351	72,060	903,703
Provision for credit losses	6,870	22,735	13,654	19,852	(111)	63,000
Net charge-offs
Charge-offs	(14,923)	(15,915)	(15,872)	(24,940)	—	(71,650)
Recoveries	2,273	3,184	2,033	5,046	—	12,536

Net charge-offs	(12,650)	(12,731)	(13,839)	(19,894)	—	(59,114)

Ending balance	$209,879	401,111	87,341	137,309	71,949	907,589

     Changes in the allowance for credit losses for the six months ended June 30, 2011 were as follows:

	Commercial,
	Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
			(in thousands)
Beginning balance	$212,579	400,562	86,351	133,067	70,382	902,941
Provision for credit losses	21,812	37,510	29,495	47,616	1,567	138,000
Net charge-offs
Charge-offs	(28,950)	(40,494)	(32,039)	(53,261)	—	(154,744)
Recoveries	4,438	3,533	3,534	9,887	—	21,392

Net charge-offs	(24,512)	(36,961)	(28,505)	(43,374)	—	(133,352)

Ending balance	$209,879	401,111	87,341	137,309	71,949	907,589

     Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any portfolio segment. Changes in the allowance for credit losses for the three months and six months ended June 30, 2010 were as follows:

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
	(in thousands)
Beginning balance	$891,265	$878,022
Provision for credit losses	85,000	190,000
Consolidation of loan securitization trusts	—	2,752
Net charge-offs
Charge-offs	(105,346)	(211,385)
Recoveries	23,748	35,278

Net charge-offs	(81,598)	(176,107)

Ending balance	$894,667	$894,667

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
     In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type. The amounts of loss components in the Company’s loan and lease portfolios are determined through a loan by loan analysis of larger balance commercial and commercial real estate loans that are in nonaccrual status and by applying loss factors to groups of loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. In determining the allowance for credit losses, the Company utilizes a loan grading system which is applied to all commercial and commercial real estate credits. Loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, financial condition, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. Except for consumer and residential mortgage loans that are considered smaller balance homogenous loans and are evaluated collectively and purchased-impaired loans, the Company considers a loan to be impaired for purposes of applying GAAP when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days. Purchase-impaired loans are considered impaired under GAAP when it is probable that the Company will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition. Regardless of loan type, the Company considers a loan to be impaired if it qualifies as a troubled debt restructuring. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. The following tables provide information with respect to impaired loans and leases as of June 30, 2011 and December 31, 2010 and for the three months and six months ended June 30, 2011 and June 30, 2010.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued

	June 30, 2011			December 31, 2010
	Recorded	Unpaid principal	Related	Recorded	Unpaid principal	Related
	investment	balance	allowance	investment	balance	allowance
			(in thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$94,843	137,532	32,827	121,744	170,888	40,909
Real estate:
Commercial	132,723	169,915	29,670	110,975	140,015	17,393
Residential builder and developer	178,636	224,646	79,506	263,545	295,031	78,597
Other commercial construction	87,407	94,610	13,073	80,934	85,432	22,067
Residential	86,574	105,454	3,044	73,006	85,279	3,375
Residential Alt-A	165,539	176,915	32,000	180,665	191,445	36,000
Consumer:
Home equity lines and loans	12,050	13,497	2,547	11,799	13,378	2,227
Automobile	57,827	57,827	12,351	58,858	58,858	12,597
Other	4,209	4,209	998	2,978	2,978	768

	819,808	984,605	206,016	904,504	1,043,304	213,933

With no related allowance recorded:
Commercial, financial, leasing, etc.	75,477	100,760	—	65,827	86,332	—
Real estate:
Commercial	105,755	122,637	—	101,939	116,316	—
Residential builder and developer	207,803	259,984	—	100,799	124,383	—
Other commercial construction	27,989	31,712	—	46,656	50,496	—
Residential	15,483	21,383	—	5,035	7,723	—
Residential Alt-A	30,607	52,986	—	28,967	47,879	—

	463,114	589,462	—	349,223	433,129	—

Total:
Commercial, financial, leasing, etc.	170,320	238,292	32,827	187,571	257,220	40,909
Real estate:
Commercial	238,478	292,552	29,670	212,914	256,331	17,393
Residential builder and developer	386,439	484,630	79,506	364,344	419,414	78,597
Other commercial construction	115,396	126,322	13,073	127,590	135,928	22,067
Residential	102,057	126,837	3,044	78,041	93,002	3,375
Residential Alt-A	196,146	229,901	32,000	209,632	239,324	36,000
Consumer:
Home equity lines and loans	12,050	13,497	2,547	11,799	13,378	2,227
Automobile	57,827	57,827	12,351	58,858	58,858	12,597
Other	4,209	4,209	998	2,978	2,978	768

Total	$1,282,922	1,574,067	206,016	1,253,727	1,476,433	213,933

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued

	Three months ended			Three months ended
	June 30, 2011			June 30, 2010
		Interest income			Interest income
		recognized			recognized
	Average			Average
	recorded		Cash	recorded		Cash
	investment	Total	basis	investment	Total	basis
			(in thousands)
Commercial, financial, leasing, etc.	$180,000	767	754	297,364	775	765
Real estate:
Commercial	233,931	513	483	237,121	139	121
Residential builder and developer	358,421	312	110	307,857	671	406
Other commercial construction	107,494	142	105	49,894	17	17
Residential	97,317	1,035	551	60,593	681	432
Residential Alt-A	199,056	1,991	409	223,430	2,144	447
Consumer:
Home equity lines and loans	12,069	190	24	11,993	167	25
Automobile	58,650	984	293	53,497	910	318
Other	3,544	55	10	3,221	63	15

Total	$1,250,482	5,989	2,739	1,244,970	5,567	2,546

	Six months ended			Six months ended
	June 30, 2011			June 30, 2010
		Interest income			Interest income
		recognized			recognized
	Average			Average
	recorded		Cash	recorded		Cash
	investment	Total	basis	investment	Total	basis
			(in thousands)
Commercial, financial, leasing, etc.	$183,482	1,774	1,755	307,404	1,230	1,220
Real estate:
Commercial	227,019	897	825	251,607	510	492
Residential builder and developer	360,429	839	240	309,642	715	450
Other commercial construction	117,669	652	426	51,970	401	401
Residential	90,813	2,069	1,147	52,932	1,213	781
Residential Alt-A	202,339	3,986	960	225,391	4,327	885
Consumer:
Home equity lines and loans	12,098	351	50	12,268	359	63
Automobile	58,655	1,968	589	51,732	1,771	666
Other	3,304	112	16	3,232	129	31

Total	$1,255,808	12,648	6,008	1,266,178	10,655	4,989

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
     The Company utilizes a loan grading system that is applied to all commercial loans and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. All larger balance criticized commercial and commercial real estate loans are individually reviewed by centralized loan review personnel each quarter to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. Smaller balance criticized loans are analyzed by business line risk management areas to ensure proper loan grade classification. Furthermore, criticized nonaccrual commercial loans and commercial real estate loans are considered impaired and, as a result, specific loss allowances on such loans are established within the allowance for credit losses to the extent appropriate in each individual instance. The following table summarizes the loan grades applied to the various classes of the Company’s commercial and commercial real estate loans as of June 30, 2011 and December 31, 2010.

		Real Estate
	Commercial,		Residential	Other
	Financial,		Builder and	Commercial
	Leasing, etc.	Commercial	Developer	Construction
		(in thousands)
June 30, 2011
Pass	$14,154,538	18,403,985	1,255,712	2,329,099
Criticized accrual	722,733	912,811	226,666	427,278
Criticized nonaccrual	163,621	234,171	359,152	114,852

Total	$15,040,892	19,550,967	1,841,530	2,871,229

December 31, 2010
Pass	$12,371,138	15,831,104	693,110	2,253,589
Criticized accrual	832,733	891,655	311,932	519,651
Criticized nonaccrual	186,739	209,031	346,448	126,641

Total	$13,390,610	16,931,790	1,351,490	2,899,881

     In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance, recent loss experience and trends related thereto. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values.
     The Company also measures additional losses for purchased impaired loans when it is probable that the Company will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition. Given the inherent subjectivity and potential imprecision involved in determining the allocated portion of the allowance for credit losses, the Company also provides an inherent unallocated portion of the allowance. The unallocated portion of the allowance is intended to recognize probable losses that are not otherwise identifiable and includes management’s subjective determination of amounts necessary to provide for the possible use of imprecise estimates in determining the allocated portion of the allowance. The determination of the allocated

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
portion of the allowance for credit losses is very subjective. Factors that influence the precision in developing loss estimates for the allocated allowance impact the level of the unallocated portion of the allowance. Such factors might include the effects of expansion into new markets for which the Company does not have the same degree of familiarity and experience regarding portfolio performance in changing market conditions, the introduction of new loan and lease product types, and other risks associated with the Company’s loan portfolio that may not be specifically identifiable.
     At June 30, 2011 and December 31, 2010, the allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial,
	Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
			(in thousands)
June 30, 2011
Individually evaluated for impairment	$32,656	118,545	34,000	15,473	$200,674
Collectively evaluated for impairment	177,052	278,862	52,297	121,413	629,624
Purchased impaired	171	3,704	1,044	423	5,342

Allocated	$209,879	401,111	87,341	137,309	835,640

Unallocated					71,949

Total					$907,589

December 31, 2010
Individually evaluated for impairment	$40,459	114,082	39,000	15,492	$209,033
Collectively evaluated for impairment	171,670	282,505	46,976	117,475	618,626
Purchased impaired	450	3,975	375	100	4,900

Allocated	$212,579	400,562	86,351	133,067	832,559

Unallocated					70,382

Total					$902,941

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
     The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of June 30, 2011 and December 31, 2010 was as follows:

	Commercial,
	Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
			(in thousands)
June 30, 2011
Individually evaluated for impairment	$169,797	717,317	293,257	72,042	$1,252,413
Collectively evaluated for impairment	14,833,322	22,902,012	6,613,337	12,187,167	56,535,838
Purchased impaired	37,773	644,397	64,327	6,481	752,978

Total	$15,040,892	24,263,726	6,970,921	12,265,690	$58,541,229

December 31, 2010
Individually evaluated for impairment	$186,739	682,120	286,612	72,082	$1,227,553
Collectively evaluated for impairment	13,201,621	20,417,958	5,632,124	11,414,107	50,665,810
Purchased impaired	2,250	83,083	9,320	2,366	97,019

Total	$13,390,610	21,183,161	5,928,056	11,488,555	$51,990,382

5. Borrowings
M&T had $1.2 billion of fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at June 30, 2011 which are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust.
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
     Holders of the Capital Securities receive preferential cumulative cash distributions unless M&T exercises its right to extend the payment of interest on the Junior Subordinated Debentures as allowed by the terms of each such debenture, in which case payment of distributions on the respective Capital Securities will be deferred for comparable periods. During an extended interest period, M&T may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock. In the event of an extended interest period exceeding twenty quarterly periods for $350 million of Junior Subordinated Debentures due January 31, 2068, M&T must fund the payment of accrued and unpaid interest through an alternative payment mechanism, which requires M&T to issue common stock, non-cumulative perpetual preferred stock or warrants to purchase common stock until M&T has raised an amount of eligible

NOTES TO FINANCIAL STATEMENTS, CONTINUED
5. Borrowings, continued
proceeds at least equal to the aggregate amount of accrued and unpaid deferred interest on the Junior Subordinated Debentures due January 31, 2068. In general, the agreements governing the Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by M&T of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities. The obligations under such guarantee and the Capital Securities are subordinate and junior in right of payment to all senior indebtedness of M&T.
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
     Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the Common Securities of various trusts, the Junior Subordinated Debentures associated with Capital Securities had financial statement carrying values of $1.2 billion at each of June 30, 2011 and December 31, 2010.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
6. Shareholders’ equity
M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.
     Issued and outstanding preferred stock of M&T is presented below:

	Carrying	Carrying
	value	value
	June 30, 2011	December 31, 2010
	(dollars in thousands)
Series A (a)(d)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share, 230,000 shares issued and outstanding at June 30, 2011; 600,000 shares issued and outstanding at December 31, 2010	$223,037	$578,630

Series B (b)
Series B Mandatory Convertible Non-cumulative Preferred Stock, $1,000 liquidation preference per share, 26,500 shares issued and outstanding at December 31, 2010	—	26,500

Series C (a)(c)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share, 151,500 shares issued and outstanding at June 30, 2011 and December 31, 2010	137,864	135,527

Series D (e)
Fixed Rate Non-cumulative Perpetual Preferred Stock, Series D, $10,000 liquidation preference per share, 50,000 shares issued and outstanding at June 30, 2011	500,000	—

(a)	Shares were issued as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Treasury. Cash proceeds were allocated between the preferred stock and a ten-year warrant to purchase M&T common stock (Series A — 1,218,522 common shares at $73.86 per share, Series C — 407,542 common shares at $55.76 per share). Dividends, if declared, will accrue and be paid quarterly at a rate of 5% per year for the first five years following the original 2008 issuance dates and thereafter at a rate of 9% per year. The agreement with the U.S. Treasury contains limitations on certain actions of M&T, including the payment of quarterly cash dividends on M&T’s common stock in excess of $.70 per share, the repurchase of its common stock during the first three years of the agreement, and the amount and nature of compensation arrangements for certain of the Company’s officers.

(b)	Shares were assumed in an acquisition and a new Series B Preferred Stock was designated. Pursuant to their terms, the shares of Series B Preferred Stock were converted into 433,144 shares of M&T common stock on April 1, 2011. The preferred stock had a stated dividend rate of 10% per year.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
6. Shareholders’ equity, continued
(c)	Shares were assumed in an acquisition and a new Series C Preferred Stock was designated.
(d)	On May 18, 2011, M&T redeemed and retired 370,000 shares of the Series A Preferred Stock. Accelerated amortization of preferred stock discount associated with the redemption was $11.2 million.
(e)	Shares were issued on May 31, 2011. Dividends, if declared, will be paid semi-annually at a rate of 6.875% per year. The shares are redeemable in whole or in part on or after June 15, 2016. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 Capital, M&T may redeem all of the shares within 90 days following that occurrence.
7. Pension plans and other postretirement benefits
The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

			Other
	Pension		postretirement
	benefits		benefits
	Three months ended June 30
	2011	2010	2011	2010
		(in thousands)
Service cost	$6,413	4,960	115	102
Interest cost on projected benefit obligation	14,086	12,032	909	785
Expected return on plan assets	(14,563)	(12,655)	—	—
Amortization of prior service cost	(1,629)	(1,629)	29	63
Amortization of net actuarial loss	5,165	3,455	18	(5)

Net periodic benefit cost	$9,472	6,163	1,071	945

			Other
	Pension		postretirement
	benefits		benefits
		Six months ended June 30
	2011	2010	2011	2010
		(in thousands)
Service cost	$11,713	9,835	240	202
Interest cost on projected benefit obligation	26,236	24,061	1,684	1,565
Expected return on plan assets	(27,263)	(25,443)	—	—
Amortization of prior service cost	(3,279)	(3,279)	54	88
Amortization of net actuarial loss	10,265	6,776	18	(5)

Net periodic benefit cost	$17,672	11,950	1,996	1,850

     Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $9,890,000 and $8,775,000 for the three months ended June 30, 2011 and 2010, respectively, and $20,066,000 and $20,465,000 for the six months ended June 30, 2011 and 2010, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Earnings per common share
The computations of basic earnings per common share follow:

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010
	(in thousands, except per share)
Income available to common shareholders:

Net income	$322,358	188,749	528,631	339,704
Less: Preferred stock dividends (a)	(7,184)	(10,056)	(17,682)	(20,113)
Amortization of preferred stock discount (a)	(13,531)	(2,605)	(16,284)	(5,162)

Net income available to common equity	301,643	176,088	494,665	314,429
Less: Income attributable to unvested stock-based compensation awards	(4,479)	(2,500)	(7,382)	(4,403)

Net income available to common shareholders	$297,164	173,588	487,283	310,026

Weighted-average shares outstanding:

Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	124,035	119,756	122,522	119,550
Less: Unvested stock-based compensation awards	(1,854)	(1,702)	(1,823)	(1,640)

Weighted-average shares outstanding	122,181	118,054	120,699	117,910

Basic earnings per common share	$2.43	1.47	4.04	2.63

(a)	Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Earnings per common share, continued
The computations of diluted earnings per common share follow:

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010
		(in thousands, except per share)
Net income available to common equity	$301,643	176,088	494,665	314,429

Less: Income attributable to unvested stock-based compensation awards	(4,464)	(2,491)	(7,357)	(4,392)

Net income available to common shareholders	$297,179	173,597	487,308	310,037

Adjusted weighted-average shares outstanding:

Common and unvested stock-based compensation awards	124,035	119,756	122,522	119,550
Less: Unvested stock-based compensation awards	(1,854)	(1,702)	(1,823)	(1,640)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and convertible preferred stock	615	824	633	659

Adjusted weighted-average shares outstanding	122,796	118,878	121,332	118,569

Diluted earnings per common share	$2.42	1.46	4.02	2.61
     GAAP defines unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities that shall be included in the computation of earnings per common share pursuant to the two-class method. During the six-month periods ended June 30, 2011 and 2010, the Company issued stock-based compensation awards in the form of restricted stock and restricted stock units, which, in accordance with GAAP, are considered participating securities.
     Stock-based compensation awards, warrants to purchase common stock of M&T and preferred stock convertible into shares of M&T stock representing approximately 10.1 million and 10.7 million common shares during the three-month periods ended June 30, 2011 and 2010, respectively, and 10.3 million and 11.3 million common shares during the six-month periods ended June 30, 2011 and 2010, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Comprehensive income
The following table displays the components of other comprehensive income (loss):

	Six months ended June 30, 2011
	Before-tax	Income
	amount	taxes	Net
		(in thousands)
Unrealized gains (losses) on investment securities:

Available-for-sale (“AFS”) investment securities with other-than-temporary impairment (“OTTI”):

Unrealized holding losses, net	$(11,227)	4,501	(6,726)
Less: reclassification adjustment for gains realized in net income	3,814	(1,497)	2,317
Less: OTTI charges recognized in net income	(32,071)	12,587	(19,484)

Net change for AFS investment securities with OTTI	17,030	(6,589)	10,441

AFS investment securities — all other:

Unrealized holding gains, net	77,869	(30,368)	47,501
Less: reclassification adjustment for gains realized in net income	146,115	(57,257)	88,858

Net change for AFS investment securities — all other	(68,246)	26,889	(41,357)

Held-to-maturity (“HTM”) investment securities with OTTI:

Unrealized holding losses, net	(8,500)	3,336	(5,164)
Less: reclassification to income of unrealized holding losses	(12)	5	(7)
Less: OTTI charges recognized in net income	(10,500)	4,121	(6,379)

Net change for HTM investment securities with OTTI	2,012	(790)	1,222

Reclassification to income of unrealized holding losses on investment securities previously transferred from AFS to HTM	2,967	(1,165)	1,802

Net unrealized losses on investment securities	(46,237)	18,345	(27,892)

Reclassification to income for amortization of gains on terminated cash flow hedges	(224)	83	(141)

Foreign currency translation adjustment	313	(117)	196

Defined benefit plans liability adjustment	7,058	(2,770)	4,288

	$(39,090)	15,541	(23,549)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Comprehensive income, continued

	Six months ended June 30, 2010
	Before-tax	Income
	amount	taxes	Net
		(in thousands)
Unrealized gains (losses) on investment securities:

AFS investment securities with OTTI:

Unrealized holding losses, net	$(50,566)	19,603	(30,963)
Less: OTTI charges recognized in net income	(49,182)	19,017	(30,165)

Net change for AFS investment securities with OTTI	(1,384)	586	(798)

AFS investment securities — all other:

Unrealized holding gains, net	221,196	(86,386)	134,810
Less: reclassification adjustment for losses recognized in net income	(135)	39	(96)

Net change for AFS investment securities — all other	221,331	(86,425)	134,906

Reclassification to income of unrealized holding losses on investment securities previously transferred from AFS to HTM	4,374	(1,716)	2,658

Net unrealized gains on investment securities	224,321	(87,555)	136,766

Reclassification to income for amortization of gains on terminated cash flow hedges	(224)	83	(141)

Defined benefit plans liability adjustment	3,580	(1,405)	2,175

	$227,677	(88,877)	138,800

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Comprehensive income, continued

				Foreign
			Cash	currency	Defined
	Investment securities		flow	translation	benefit
	With OTTI	All other	hedges	adjustment	plans	Total
			(in thousands)
Balance — January 1, 2011	$(87,053)	2,332	393	—	(120,892)	(205,220)

Net gain (loss) during period	11,663	(39,555)	(141)	196	4,288	(23,549)

Balance — June 30, 2011	$(75,390)	(37,223)	252	196	(116,604)	(228,769)

Balance — January 1, 2010	$(76,772)	(142,853)	674	—	(117,046)	(335,997)

Net gain (loss) during period	(798)	137,564	(141)	—	2,175	138,800

Balance — June 30, 2010	$(77,570)	(5,289)	533	—	(114,871)	(197,197)

10. Derivative financial instruments
As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of June 30, 2011.
     The net effect of interest rate swap agreements was to increase net interest income by $9 million and $11 million for the three months ended June 30, 2011 and 2010, respectively, and $19 million and $22 million for the six months ended June 30, 2011 and 2010, respectively. Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-
	Notional	Average	average rate
	amount	maturity	Fixed	Variable
	(in thousands)	(in years)
June 30, 2011
Fair value hedges:
Fixed rate long-term borrowings (a)	$900,000	5.9	6.07%	1.79%

December 31, 2010
Fair value hedges:
Fixed rate long-term borrowings (a)	$900,000	6.4	6.07%	1.84%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

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
     Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values of $13.4 billion and $12.8 billion at June 30, 2011 and December 31, 2010, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $1.0 billion and $769 million at June 30, 2011 and December 31, 2010, respectively.
     Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
		(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$106,177	96,637	$—	—
Commitments to sell real estate loans (a)	912	4,880	1,270	1,062

	107,089	101,517	1,270	1,062

Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	13,558	2,827	387	583
Commitments to sell real estate loans (a)	1,583	10,322	5,364	1,962
Trading:
Interest rate contracts (b)	364,064	345,632	339,440	321,461
Foreign exchange and other option and futures contracts (b)	26,920	11,267	27,043	11,761

	406,125	370,048	372,234	335,767

Total derivatives	$513,214	471,565	$373,504	336,829

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.

(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Derivative financial instruments, continued

	Amount of unrealized gain (loss) recognized
	Three months ended		Three months ended
	June 30, 2011		June 30, 2010
	Derivative	Hedged item	Derivative	Hedged item
		(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate time deposits (a)	$—	—	$(304)	304
Fixed rate long-term borrowings (a)	21,945	(21,145)	43,957	(41,680)

Total	$21,945	(21,145)	$43,653	(41,376)

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$1,001		$(504)
Foreign exchange and other option and futures contracts (b)	(743)		615

Total	$258		$111

	Amount of unrealized gain (loss) recognized
	Six months ended		Six months ended
	June 30, 2011		June 30, 2010
	Derivative	Hedged item	Derivative	Hedged item
		(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate time deposits (a)	$—	—	$(503)	503
Fixed rate long-term borrowings (a)	9,540	(9,097)	56,427	(53,661)

Total	$9,540	(9,097)	$55,924	(53,158)

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$1,476		$(1,118)
Foreign exchange and other option and futures contracts (b)	(1,291)		957

Total	$185		$(161)

(a)	Reported as other revenues from operations.

(b)	Reported as trading account and foreign exchange gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Derivative financial instruments, continued
     In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $20 million and $17 million at June 30, 2011 and December 31, 2010, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.
     The aggregate fair value of derivative financial instruments in a net liability position at June 30, 2011 for which the Company was required to post collateral was $248 million. The fair value of collateral posted for such instruments was $219 million. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid lower collateral posting thresholds. If the Company’s debt rating were to fall below specified ratings, the counterparties to the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit-risk-related contingent features in a net liability position on June 30, 2011 was $93 million, for which the Company had posted collateral of $58 million in the normal course of business. If the credit-risk-related contingent features were triggered on June 30, 2011, the maximum amount of additional collateral the Company would have been required to post to counterparties was $35 million.
     The Company’s credit exposure with respect to the estimated fair value as of June 30, 2011 of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting agreements with trading account interest rate contracts with the same counterparties as well as counterparty postings of $61 million of collateral with the Company. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit standards and often contain collateral provisions.
11. Variable interest entities and asset securitizations
In accordance with GAAP, the Company determined that it was the primary beneficiary of a residential mortgage loan securitization trust considering its role as servicer and its retained subordinated interests in the trust. As a result, the Company has included the one-to-four family residential mortgage loans that were included in the trust in its consolidated financial statements. At June 30, 2011 and December 31, 2010, the carrying values of the loans in the securitization trust were $225 million and $265 million, respectively. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to M&T at June 30, 2011 and December 31, 2010 was $36 million and $40 million, respectively. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at June 30, 2011 is limited to realizing the carrying value of the loans less the amount of the mortgage-backed securities held by third parties.
     As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At June 30, 2011

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Variable interest entities and asset securitizations, continued
and December 31, 2010, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $34 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.
     The Company has invested as a limited partner in various real estate partnerships that collectively had total assets of approximately $1.5 billion and $1.1 billion at June 30, 2011 and December 31, 2010, respectively. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $246 million, including $63 million of unfunded commitments, at June 30, 2011 and $258 million, including $81 million of unfunded commitments, at December 31, 2010. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. In accordance with the accounting provisions for variable interest entities, the Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, the partnership entities are not included in the Company’s consolidated financial statements.
12. Fair value measurements
GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at June 30, 2011.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
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
     Trading activity in privately issued mortgage-backed securities has been limited. The markets for such securities were generally characterized by a sharp reduction of non-agency mortgage-backed securities issuances, a significant reduction in trading volumes and wide bid-ask spreads. Although estimated prices were generally obtained for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. Because of the inactivity in the markets and the lack of observable valuation inputs, the Company has classified the valuation of privately issued mortgage-backed securities as Level 3.
     GAAP provides guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. The Company has concluded that there has been a significant decline in the volume and level of activity in the market for privately issued mortgage-backed securities. Therefore, the Company supplemented its determination of fair value for many of its privately issued mortgage-backed securities by obtaining pricing indications from two independent sources at June 30, 2011 and December 31, 2010. However, the Company could not readily ascertain that the basis of such valuations could be ascribed to orderly and observable trades in the market for privately issued residential mortgage-backed securities. As a result, the Company also performed internal modeling to estimate the cash flows and fair value of privately issued residential mortgage-backed securities with an amortized cost basis of $1.4 billion at June 30, 2011 and $1.5 billion at December 31, 2010. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds, including estimates about the timing and amount of credit losses and prepayments. In estimating those cash flows, the Company used assumptions as to future delinquency, defaults, further home price depreciation and loss rates. Differences between internal model valuations and external pricing indications were generally

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities given the nature of the cash flow modeling performed in the Company’s assessment of value. To determine the point within the range of potential values that was most representative of fair value under current market conditions for each of the bonds, the Company computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. Weightings applied to internal model valuations generally ranged from zero to 40% depending on bond structure and collateral type, with prices for bonds in non-senior tranches generally receiving lower weightings on the internal model results and senior bonds receiving a higher model weighting. At June 30, 2011, weighted-average reliance on internal model pricing for the bonds modeled was 34% with a 66% average weighting placed on the values provided by the independent sources. The Company concluded its estimate of fair value for the $1.4 billion of privately issued residential mortgage-backed securities to approximate $1.2 billion, which implies a weighted-average market yield based on reasonably likely cash flows of 7.6%. Other valuations of privately issued residential mortgage-backed securities were determined by reference to independent pricing sources without adjustment.
     Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. Given the severe disruption in the credit markets and the wide disparity in observable trade information, the Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at June 30, 2011 and December 31, 2010. The modeling techniques included discounting estimated cash flows using bond-specific assumptions about defaults, deferrals and prepayments of the trust preferred securities underlying each bond. The estimation of cash flows included assumptions as to future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. At June 30, 2011, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities was $44 million and $62 million, respectively, and at December 31, 2010 were $95 million and $111 million, respectively. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations as of June 30, 2011 and December 31, 2010.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
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
     The following tables present assets and liabilities at June 30, 2011 and December 31, 2010 measured at estimated fair value on a recurring basis:

	Fair value
	measurements at
	June 30,
	2011	Level 1 (a)	Level 2 (a)	Level 3
		(in thousands)
Trading account assets	$502,986	57,523	445,463	—
Investment securities available for sale:
U.S. Treasury and federal agencies	112,953	—	112,953	—
Obligations of states and political subdivisions	67,491	—	67,491	—
Mortgage-backed securities:
Government issued or guaranteed	3,023,018	—	3,023,018	—
Privately issued residential	1,306,202	—	—	1,306,202
Privately issued commercial	17,233	—	—	17,233
Collateralized debt obligations	61,601	—	—	61,601
Other debt securities	195,536	—	195,536	—
Equity securities	106,455	84,676	21,779	—

	4,890,489	84,676	3,420,777	1,385,036

Real estate loans held for sale	414,643	—	414,643	—
Other assets (b)	122,230	—	108,672	13,558

Total assets	$5,930,348	142,199	4,389,555	1,398,594

Trading account liabilities	$366,483	—	366,483	—
Other liabilities (b)	7,021	—	6,634	387

Total liabilities	$373,504	—	373,117	387

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued

	Fair value
	measurements at
	December 31,
	2010	Level 1 (a)	Level 2 (a)	Level 3
		(in thousands)
Trading account assets	$523,834	53,032	470,802	—
Investment securities available for sale:
U.S. Treasury and federal agencies	63,434	—	63,434	—
Obligations of states and political subdivisions	60,425	—	60,425	—
Mortgage-backed securities:
Government issued or guaranteed	3,306,241	—	3,306,241	—
Privately issued residential	1,435,561	—	—	1,435,561
Privately issued commercial	22,407	—	—	22,407
Collateralized debt obligations	110,756	—	—	110,756
Other debt securities	298,900	—	298,900	—
Equity securities	115,768	106,872	8,896	—

	5,413,492	106,872	3,737,896	1,568,724

Real estate loans held for sale	544,567	—	544,567	—
Other assets (b)	114,666	—	111,839	2,827

Total assets	$6,596,559	159,904	4,865,104	1,571,551

Trading account liabilities	$333,222	—	333,222	—
Other liabilities (b)	3,607	—	3,024	583

Total liabilities	$336,829	—	336,246	583

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three months and six months ended June 30, 2011 and 2010.

(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2011 were as follows:

	Investment securities available for sale
	Privately issued		Privately issued
	residential		commercial	Collateralized	Other assets
	mortgage-backed		mortgage-backed	debt	and other
	securities		securities	obligations	liabilities
			(in thousands)
Balance — March 31, 2011	$1,391,878		$20,467	$114,265	$16,147

Total gains (losses) realized/unrealized:
Included in earnings	(24,530	)(a)	—	—	22,800	(b)
Included in other comprehensive income	38,471		(1,400)	3,372	—
Purchases	—		—	50,790	—
Sales	—		—	(105,643)	—
Settlements	(99,617)		(1,834)	(1,183)	—
Transfers in and/or out of Level 3 (c)	—		—	—	(25,776)

Balance — June 30, 2011	$1,306,202		$17,233	$61,601	$13,171

Changes in unrealized gains (losses) included in earnings related to assets still held at June 30, 2011	$(24,530	)(a)	$—	$—	$10,252	(b)

     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2010 were as follows:

	Investment securities available for sale
	Privately issued		Privately issued
	residential		commercial	Collateralized		Other	Other assets
	mortgage-backed		mortgage-backed	debt		debt	and other
	securities		securities	obligations		securities	liabilities
			(in thousands)
Balance — March 31, 2010	$1,664,341		$25,125	$125,755		$455	$8,171

Total gains (losses) realized/unrealized:
Included in earnings	(7,896	)(a)	—	(2,491	)(a)	—	29,828	(b)
Included in other comprehensive income	40,794		4,021	(5,088)		—	—
Settlements	(99,206)		(2,503)	(136)		—	—
Transfers in and/or out of Level 3 (c)	—		—	—		(455)	(17,156)

Balance — June 30, 2010	$1,598,033		$26,643	$118,040		$—	$20,843

Changes in unrealized gains (losses) included in earnings related to assets still held at June 30, 2010	$(7,896	)(a)	$—	$(2,491	)(a)	$—	$20,097	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2011 were as follows:

	Investment securities available for sale
	Privately issued		Privately issued
	residential		commercial	Collateralized	Other assets
	mortgage-backed		mortgage-backed	debt	and other
	securities		securities	obligations	liabilities
			(in thousands)
Balance — January 1, 2011	$1,435,561		$22,407	$110,756	$2,244

Total gains (losses) realized/unrealized:
Included in earnings	(32,071	)(a)	—	—	43,244	(b)
Included in other comprehensive income	99,556		(1,482)	7,206	—
Purchases	—		—	50,790	—
Sales	—		—	(105,643)	—
Settlements	(196,844)		(3,692)	(1,508)	—
Transfers in and/or out of Level 3 (c)	—		—	—	(32,317)

Balance — June 30, 2011	$1,306,202		$17,233	$61,601	$13,171

Changes in unrealized gains (losses) included in earnings related to assets still held at June 30, 2011	$(32,071	)(a)	$—	$—	$13,139	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
     The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2010 were as follows:

	Investment securities available for sale
	Privately issued		Privately issued
	residential		commercial	Collateralized			Other assets
	mortgage-backed		mortgage-backed	debt		Other	and other
	securities		securities	obligations		debt securities	liabilities
	(in thousands)
Balance – January 1, 2010	$2,064,904		$25,166	$115,346		$420	$(80)

Total gains (losses) realized/unrealized:
Included in earnings	(34,343	)(a)	—	(2,846	)(a)	—	47,850	(b)
Included in other comprehensive income	115,248		6,094	5,807		35	—
Settlements	(192,528)		(4,617)	(267)		—	—
Transfers in and/or out of Level 3 (c)	(355,248	)(d)	—	—		(455)	(26,927)

Balance – June 30, 2010	$1,598,033		$26,643	$118,040		$—	$20,843

Changes in unrealized gains (losses) included in earnings related to assets still held at June 30, 2010	$(34,343	)(a)	$—	$(2,846	)(a)	$—	$20,598	(b)

(a)	Reported as an other-than-temporary impairment loss in the consolidated statement of income or as gain (loss) on bank investment securities.

(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.

(c)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.

(d)	As a result of the Company’s adoption of new accounting rules governing the consolidation of variable interest entities, effective January 1, 2010 the Company derecognized $355 million of available-for-sale investment securities previously classified as Level 3 measurements.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
     The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.
Loans
Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $478 million at June 30, 2011 ($324 million and $154 million of which were classified as Level 2 and Level 3, respectively) and $664 million at June 30, 2010 ($378 million and $286 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2011 were decreases of $61 million and $91 million for the three- and six-month periods ended June 30, 2011, respectively. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2010 were decreases of $64 million and $125 million for the three- and six-month periods ended June 30, 2010, respectively.
Assets taken in foreclosure of defaulted loans
Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $50 million and $127 million at June 30, 2011 and June 30, 2010, respectively. Reflecting further declines in residential real estate and residential development projects subsequent to foreclosure, changes in fair value recognized for those foreclosed assets held by the Company at June 30, 2011 were $13 million and $15 million for the three months and six months ended June 30, 2011, respectively. Changes in fair value recognized for those foreclosed assets held by the Company at June 30, 2010 were $16 million and $21 million for the three months and six months ended June 30, 2010, respectively.

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
     The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	June 30, 2011		December 31, 2010
	Carrying	Calculated	Carrying	Calculated
	amount	estimate	amount	estimate
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,332,915	$1,332,915	$933,755	$933,755
Interest-bearing deposits at banks	2,275,450	2,275,450	101,222	101,222
Trading account assets	502,986	502,986	523,834	523,834
Agreements to resell securities	380,000	380,000	—	—
Investment securities	6,492,265	6,416,075	7,150,540	7,051,454
Loans and leases:
Commercial loans and leases	15,040,892	14,827,062	13,390,610	13,135,569
Commercial real estate loans	24,263,726	23,979,139	21,183,161	20,840,346
Residential real estate loans	6,970,921	6,809,347	5,928,056	5,699,028
Consumer loans	12,265,690	11,962,056	11,488,555	11,178,583
Allowance for credit losses	(907,589)	—	(902,941)	—

Loans and leases, net	57,633,640	57,577,604	51,087,441	50,853,526
Accrued interest receivable	212,357	212,357	202,182	202,182

Financial liabilities:
Noninterest-bearing deposits	$(18,598,828)	$(18,598,828)	$(14,557,568)	$(14,557,568)
Savings deposits and NOW accounts	(32,400,035)	(32,400,035)	(27,824,630)	(27,824,630)
Time deposits	(7,678,799)	(7,713,421)	(5,817,170)	(5,865,779)
Deposits at Cayman Islands office	(551,553)	(551,553)	(1,605,916)	(1,605,916)
Short-term borrowings	(567,144)	(567,144)	(947,432)	(947,432)
Long-term borrowings	(7,128,916)	(7,280,296)	(7,840,151)	(7,937,397)
Accrued interest payable	(89,182)	(89,182)	(71,954)	(71,954)
Trading account liabilities	(366,483)	(366,483)	(333,222)	(333,222)

Other financial instruments:
Commitments to originate real estate loans for sale	$13,171	$13,171	$2,244	$2,244
Commitments to sell real estate loans	(4,139)	(4,139)	12,178	12,178
Other credit-related commitments	(99,959)	(99,959)	(74,426)	(74,426)
Interest rate swap agreements used for interest rate risk management	106,177	106,177	96,637	96,637

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Fair value measurements, continued
     The following assumptions, methods and calculations were used in determining the estimated fair value of financial instruments.
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

	June 30,	December 31,
	2011	2010
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$6,534,722	6,281,366
Commercial real estate loans to be sold	181,180	72,930
Other commercial real estate and construction	2,746,493	1,672,006
Residential real estate loans to be sold	482,774	161,583
Other residential real estate	113,738	151,111
Commercial and other	10,787,826	8,332,199
Standby letters of credit	3,963,575	3,917,318
Commercial letters of credit	65,766	76,962
Financial guarantees and indemnification contracts	1,790,502	1,609,944
Commitments to sell real estate loans	903,582	734,696
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
     Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $1.7 billion and $1.6 billion at June 30, 2011 and December 31, 2010, respectively.
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
     The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $78 million at June 30, 2011. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $51 million at June 30, 2011. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. Management believes any reinsurance losses that may be payable by the Company will not be material to the Company’s consolidated financial position.
     The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At June 30, 2011, management believes that any remaining liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.
     M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against M&T or its subsidiaries will be material to the Company’s consolidated financial position. On an on-going basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $40 million. Although the Company does not believe that the outcome of pending litigations will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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
     Information about the Company’s segments is presented in the following table:

	Three months ended June 30
	2011			2010
	Total	Inter- segment	Net	Total	Inter- segment	Net
	revenues(a)	revenues	income (loss)	revenues(a)	revenues	income (loss)
	(in thousands)
Business Banking	$104,012	971	26,584	102,610	—	26,552
Commercial Banking	228,564	1,190	95,111	194,575	—	81,612
Commercial Real Estate	134,066	448	65,058	109,487	39	43,667
Discretionary Portfolio	112,383	(4,419)	58,362	5,580	(2,500)	(4,073)
Residential Mortgage Banking	58,305	8,699	5,966	65,766	8,876	(467)
Retail Banking	311,484	2,967	54,645	315,638	2,690	67,080
All Other	139,044	(9,856)	16,632	47,128	(9,105)	(25,622)

Total	$1,087,858	—	322,358	840,784	—	188,749

NOTES TO FINANCIAL STATEMENTS, CONTINUED
14. Segment information, continued

	Six months ended June 30
	2011				2010
	Total		Inter- segment	Net	Total		Inter- segment	Net
	revenues	(a)	revenues	income (loss)	revenues	(a)	revenues	income (loss)
	(in thousands)
Business Banking	$203,789		1,933	52,884	204,406		—	51,896
Commercial Banking	442,176		2,356	183,442	386,981		—	158,480
Commercial Real Estate	259,372		804	114,068	219,900		57	87,420
Discretionary Portfolio	154,866		(12,206)	74,489	(6,653)		(5,247)	(20,235)
Residential Mortgage Banking	116,153		19,006	10,751	128,883		17,073	128
Retail Banking	606,532		5,954	107,371	623,113		5,377	126,117
All Other	188,194		(17,847)	(14,374)	98,194		(17,260)	(64,102)

Total	$1,971,082		—	528,631	1,654,824		—	339,704

	Average total assets
	Six months ended		Year ended
	June 30		December 31
	2011	2010	2010
	(in millions)
Business Banking	$4,861	4,884	4,843
Commercial Banking	16,856	15,504	15,461
Commercial Real Estate	14,227	13,255	13,194
Discretionary Portfolio	14,012	14,699	14,690
Residential Mortgage Banking	1,940	2,188	2,217
Retail Banking	11,776	12,191	12,079
All Other	6,590	5,886	5,896

Total	$70,262	68,607	68,380

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $6,468,000 and

NOTES TO FINANCIAL STATEMENTS, CONTINUED
14. Segment information, continued
$6,105,000 for the three-month periods ended June 30, 2011 and 2010, respectively, and $12,795,000 and $12,028,000 for the six-month periods ended June 30, 2011 and 2010, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.
15. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.
M&T holds a 20% interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage lender. M&T recognizes income or loss from BLG using the equity method of accounting. The carrying value of that investment was $206 million at June 30, 2011.
     Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for small-balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $4.8 billion and $5.2 billion at June 30, 2011 and December 31, 2010, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $21 million at June 30, 2011 and $26 million at December 31, 2010. In addition, capitalized servicing rights at June 30, 2011 and December 31, 2010 also included $7 million and $9 million, respectively, for servicing rights that were obtained from Bayview Financial related to residential mortgage loans with outstanding principal balances of $3.4 billion at June 30, 2011 and $3.6 billion at December 31, 2010. Revenues from servicing residential and small-balance commercial mortgage loans obtained from BLG and Bayview Financial were $10 million and $12 million for the three months ended June 30, 2011 and 2010, respectively, and $21 million and $24 million for the six months ended June 30, 2011 and 2010, respectively. In addition, at June 30, 2011 and December 31, 2010, the Company held $17 million and $22 million, respectively, of collateralized mortgage obligations in its available-for-sale investment securities portfolio that were securitized by Bayview Financial. Finally, the Company held $292 million and $313 million of similar investment securities in its held-to-maturity portfolio at June 30, 2011 and December 31, 2010, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Net income for M&T Bank Corporation (“M&T”) in the second quarter of 2011 was $322 million or $2.42 of diluted earnings per common share, compared with $189 million or $1.46 of diluted earnings per common share in the year-earlier quarter. During the first quarter of 2011, net income totaled $206 million or $1.59 of diluted earnings per common share. Basic earnings per common share were $2.43 in the recent quarter, compared with $1.47 in the second quarter of 2010 and $1.59 in the initial 2011 quarter. The after-tax impact of net acquisition and integration-related gains and expenses (included herein as merger-related expenses) resulted in income of $42 million ($28 million pre-tax) or $.33 of basic and diluted earnings per common share in the second quarter of 2011, compared with expenses of $3 million ($4 million pre-tax) or $.02 of basic and diluted earnings per common share in the first quarter of 2011. Such gains and expenses were associated with M&T’s May 16, 2011 acquisition of Wilmington Trust Corporation (“Wilmington Trust”), headquartered in Wilmington, Delaware, and the November 5, 2010 purchase and assumption agreement between M&T Bank, M&T’s principal banking subsidiary, and the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (except certain brokered deposits) and acquire certain assets of K Bank, based in Randallstown, Maryland, in an assisted transaction with the FDIC. There were no merger-related expenses in the first or second quarters of 2010. For the first half of 2011, net income totaled $529 million or $4.02 of diluted earnings per common share, compared with $340 million or $2.61 of diluted earnings per common share in the corresponding 2010 period. Basic earnings per common share for the six-month periods ended June 30, 2011 and 2010 were $4.04 and $2.63, respectively. The after-tax impact of merger-related gains and expenses associated with Wilmington Trust and K Bank was income of $39 million ($24 million pre-tax) or $.32 of basic and diluted earnings per common share during the six-month period ended June 30, 2011.
     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the recent quarter was 1.78%, compared with 1.11% in the second quarter of 2010 and 1.23% in the first quarter of 2011. The annualized rate of return on average common shareholders’ equity was 14.94% in the second quarter of 2011, compared with 9.67% in the year-earlier quarter and 10.16% in the first three months of 2011. During the six-month period ended June 30, 2011, the annualized rates of return on average assets and average common shareholders’ equity were 1.52% and 12.62%, respectively, compared with 1.00% and 8.78%, respectively, in the first six months of 2010.
     On May 16, 2011, M&T acquired all of the outstanding common stock of Wilmington Trust in a stock-for-stock transaction. Wilmington Trust operated 55 banking offices in Delaware and Pennsylvania at the date of acquisition. The results of operations acquired in the Wilmington Trust transaction have been included in the Company’s financial results since the acquisition date. Wilmington Trust shareholders received .051372 shares of M&T common stock in exchange for each share of Wilmington Trust common stock, resulting in M&T issuing a total of 4,694,486 common shares with an acquisition date fair value of $406 million.
     The Wilmington Trust transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Assets acquired totaled $10.8 billion, including $6.4 billion of loans and leases (including approximately $3.2 billion of commercial real estate loans, $1.4 billion of commercial loans and leases, $1.1 billion of consumer loans and $680 million of residential real estate loans). Liabilities assumed aggregated $10.0 billion, including $8.9 billion of deposits. The transaction added $406 million to M&T’s common shareholders’ equity. Immediately prior to the closing of the Wilmington Trust transaction, M&T purchased the $330 million of preferred stock issued by Wilmington Trust as part of the Troubled Asset Relief Program – Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). In connection with the acquisition, the Company recorded $176 million of core deposit and other intangible assets. The core deposit and other intangible assets are being amortized over periods of 5 to 7 years using an accelerated method. There was no goodwill recorded as a result of the transaction; however, a non-taxable gain of $65 million was realized, which represented the excess of the fair value of assets acquired less liabilities assumed over consideration exchanged. The acquisition of Wilmington Trust forms one of the largest banks in the Eastern United States, adding to M&T’s market-leading position in the Mid-Atlantic region, including the leading deposit market share in Delaware.
     Pursuant to its capital plan, M&T undertook the following actions during the recent quarter:
•	Redeemed $370 million of its Series A Preferred Stock issued pursuant to the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Treasury; and

•	Issued $500 million of perpetual 6.875% non-cumulative preferred stock in order to supplement Tier 1 Capital.
     As part of the K Bank transaction, M&T Bank entered into a loss-share arrangement with the FDIC whereby M&T Bank will be reimbursed by the FDIC for most losses it incurs on the acquired loan portfolio. The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair value on the acquisition date. Assets acquired in the transaction totaled approximately $556 million, including $154 million of loans and $186 million in cash, and liabilities assumed aggregated $528 million, including $491 million of deposits. In accordance with generally accepted accounting principles (“GAAP”), M&T Bank recorded an after-tax gain on the transaction of $17 million ($28 million before taxes). The gain reflects the amount of financial support and indemnification against loan losses that M&T Bank obtained from the FDIC. There was no goodwill or other intangible assets recorded in connection with this transaction. The operations obtained in the K Bank acquisition transaction did not have a material impact on the Company’s consolidated financial position or results of operations.
     The condition of the domestic and global economy over the last several years has significantly impacted the financial services industry as a whole, and specifically, the financial results of the Company. In particular, high unemployment levels and significantly depressed residential real estate valuations have led to increased loan charge-offs experienced by financial institutions throughout that time period. Since the official end of the recession in the United States sometime in the latter half of 2009, the recovery of the economy has been very slow. The Company has experienced charge-offs at higher than historical levels since 2008, including in the first half of 2011. In addition, many financial institutions have continued to experience unrealized losses related to investment securities backed by residential and commercial real estate due to a lack of liquidity in the financial markets and anticipated credit losses. Many financial institutions, including the Company, have taken charges for those unrealized losses that were deemed to be other than temporary.
     Reflected in the Company’s results for the three months ended June 30, 2011 were gains from the sale of investment securities available for sale, predominantly residential mortgage-backed securities guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), collateralized debt obligations

(“CDOs”) and capital preferred securities. Such gains increased net income in the recent quarter by $67 million ($111 million before taxes), or $.54 of diluted earnings per common share. The Company sold the securities in response to the Wilmington Trust acquisition in order to manage its balance sheet size and composition and resultant capital ratios. The recent quarter’s results were also impacted by $16 million of after-tax other-than-temporary impairment charges ($27 million before taxes) on certain privately issued collateralized mortgage obligations (“CMOs”), reducing diluted earnings per common share by $.13.
     Reflected in the Company’s second quarter 2010 results were $14 million of after-tax other-than-temporary impairment charges ($22 million before taxes) on certain available-for-sale investment securities, reducing diluted earnings per common share by $.11. Specifically, $12 million (pre-tax) of such charges related to American Depositary Shares (“ADSs”) of Allied Irish Banks, p.l.c. (“AIB”) obtained in M&T’s 2003 acquisition of a subsidiary of AIB and $10 million (pre-tax) related to certain privately issued CMOs backed by residential real estate loans and CDOs backed by pooled trust preferred securities.
     Reflected in the Company’s first quarter 2011 results were gains from the sale of investment securities, predominantly residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac. Such gains increased net income in that quarter by $24 million ($39 million before taxes), or $.20 of diluted earnings per common share. In response to strong growth in average loans in that quarter and in anticipation of the acquisition of Wilmington Trust, the Company sold the securities in order to manage its forecasted balance sheet size and resultant capital ratios. Also impacting first quarter 2011 results were $10 million of after-tax other-than-temporary impairment charges ($16 million before taxes) on certain investment securities, reducing diluted earnings per common share by $.08. Specifically, such charges related to certain privately issued CMOs.
Recent Legislative Developments
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law on July 21, 2010. This new law has and will continue to significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, and will fundamentally change the system of regulatory oversight of the Company, including through the creation of the Financial Stability Oversight Council. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The Dodd-Frank Act could have a material adverse impact on the financial services industry as a whole, as well as on M&T’s business, results of operations, financial condition and liquidity.
     The Dodd-Frank Act broadens the base for FDIC insurance assessments. Beginning in the second quarter of 2011, assessments are based on average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2013.
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
     In addition, the Dodd-Frank Act, among other things:
•	Weakens the federal preemption rules that have been applicable for national banks and gives state attorneys general the ability to enforce federal consumer protection laws;

•	Amends the Electronic Fund Transfer Act (“EFTA”) which has resulted in, among other things, the Federal Reserve Board issuing rules aimed at limiting debit card-interchange fees;

•	Applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies which, among other things, will, after a three-year phase-in period which begins January 1, 2013, remove trust preferred securities as a permitted component of a holding company’s Tier 1 capital;

•	Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more and increases the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35%;

•	Imposes comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself;

•	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

•	Creates the Financial Stability Oversight Council, which will recommend to the Federal Reserve Board increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.
     The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations, the full extent of which cannot now be foreseen. Many aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on M&T, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of M&T and M&T Bank could require M&T and M&T Bank to seek other sources of capital in the future. The impact of new rules relating to overdraft fee practices and debit card-interchange fees are discussed herein under the heading “Other Income.”
Supplemental Reporting of Non-GAAP Results of Operations
As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.8 billion at June 30, 2011 and $3.7 billion at each of June 30, 2010 and December 31, 2010. Included in such intangible assets was goodwill of $3.5 billion at each of those respective dates. Amortization of core deposit and other intangible assets, after tax effect, was $9 million ($.07 per diluted common share) during each of the second quarters of 2011 and 2010 and $7 million ($.06 per diluted common share) during the initial 2011 quarter. For the six-month periods ended June 30, 2011 and 2010, amortization of core deposit and other intangible assets, after tax effect, totaled $16 million ($.13 per diluted common share) and $19 million ($.16 per diluted common share), respectively.
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
     Net operating income aggregated $289 million in the second quarter of 2011, compared with $198 million in the corresponding quarter of 2010. Diluted net operating earnings per common share for the recent quarter were $2.16, compared with $1.53 in the second quarter of 2010. Net operating income and diluted net operating earnings per common share were $216 million and $1.67, respectively, in the initial quarter of 2011. For the first six months of 2011, net operating income and diluted net operating earnings per common share were $506 million and $3.83, respectively, compared with $359 million and $2.77, respectively, in the similar 2010 period.
     Net operating income in the second quarter of 2011 represented an annualized rate of return on average tangible assets of 1.69%, compared with 1.23% and 1.36% in the second quarter of 2010 and first quarter of 2011, respectively. Net operating income expressed as an annualized return on average tangible common equity was 24.40% in the recently completed quarter, compared with 20.36% and 20.16% in the quarters ended June 30, 2010 and March 31, 2011, respectively. For the first half of 2011, net operating income represented an annualized return on average tangible assets and average tangible common shareholders’ equity of 1.53% and 22.37%, respectively, compared with 1.11% and 18.89%, respectively, in the six-month period ended June 30, 2010.

     Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.
Taxable-equivalent Net Interest Income
Taxable-equivalent net interest income increased 3% to $593 million in the second quarter of 2011 from $573 million in the year-earlier quarter. That improvement was the result of a $3.6 billion rise in average earning assets, partially offset by a 9 basis point (hundredths of one percent) narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. Taxable-equivalent net interest income totaled $575 million in the first quarter of 2011. The recent quarter’s improvement from the initial 2011 quarter resulted from a $4.0 billion, or 7%, increase in average earning assets, partially offset by a 17 basis point narrowing of the net interest margin. The increase in average earning assets in the recent quarter as compared with the second quarter of 2010 and the initial 2011 quarter was predominantly the result of earning assets obtained in the acquisition of Wilmington Trust, which at the May 16, 2011 acquisition date totaled approximately $9.6 billion. The recent quarter’s narrowing of the net interest margin as compared with the second quarter of 2010 and the initial 2011 quarter was partially attributable to the Wilmington Trust acquisition. Also contributing to the narrowing were significantly higher earning balances on deposit with the Federal Reserve Bank of New York and higher amounts of resale agreements.
     For the first half of 2011, taxable-equivalent net interest income was $1.17 billion, 3% higher than $1.14 billion in the corresponding 2010 period. That increase was largely attributable to a rise in average earning assets, which rose $1.3 billion or 2% from $60.1 billion in the first six months of 2010 to $61.4 billion in the first half of 2011. Also contributing to the higher net interest income in 2011 was a 2 basis point increase in the Company’s net interest margin. The growth in average earning assets was largely the result of earning assets obtained in the acquisition of Wilmington Trust on May 16, 2011.
     Average loans and leases rose $4.2 billion, or 8%, to $55.5 billion in the second quarter of 2011 from $51.3 billion in the year-earlier quarter. Included in average loans and leases in the recent quarter were loans obtained in the Wilmington Trust acquisition. Loans associated with Wilmington Trust totaled $6.4 billion on the May 16, 2011 acquisition date, consisting of approximately $1.4 billion of commercial loans and leases, $3.2 billion of commercial real estate loans, $680 million of residential real estate loans and $1.1 billion of consumer loans. Including the impact of the acquired loan balances, commercial loans and leases averaged $14.6 billion in the second quarter of 2011, up $1.5 billion or 12% from $13.1 billion in the year-earlier quarter. Average commercial real estate loans rose $1.7 billion, or 8%, to $22.5 billion in the recent quarter from $20.8 billion in the second quarter of 2010. That increase was predominantly due to the impact of loans obtained in the acquisition of Wilmington Trust. Average residential real estate loans outstanding increased $906 million, or 16%, to $6.6 billion in the second quarter of 2011 from the $5.7 billion averaged in the year-earlier quarter. Included in that portfolio were loans held for sale, which averaged $229 million in the recent quarter, compared with $363 million in the second quarter of 2010. Excluding loans held for sale, average residential real estate loans increased $1.0 billion from the second quarter of 2010 to the second quarter of 2011. That growth was largely due to the Company’s decision to retain for portfolio during the fourth quarter of 2010 and a portion of the initial 2011 quarter a higher proportion of originated loans rather than selling them. Loans obtained in the Wilmington Trust transaction also contributed to the increase. Average consumer loans totaled $11.8 billion in each of the recent quarter and the second quarter of 2010. The positive impact from consumer loans obtained in the Wilmington

Trust acquisition was offset by lower average balances of automobile and home equity loans (excluding Wilmington Trust loans).
     Average loan balances in the recent quarter rose $3.5 billion, or 7%, from the first quarter of 2011. Average outstanding commercial loan and lease balances increased $1.1 billion, or 8%, from 2011’s initial quarter. Average outstanding balances of commercial real estate loans rose $1.5 billion, or 7%, in 2011’s second quarter as compared with the immediately preceding quarter. Residential real estate loans averaged $6.6 billion in the recent quarter, up $504 million, or 8%, as compared with the first quarter of 2011. Average consumer loans increased $467 million, or 4%, from 2011’s first quarter. The majority of the growth in the respective loan categories resulted from the loans obtained in the acquisition of Wilmington Trust. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions		Percent increase
		( decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2011	2010	2011
Commercial, financial, etc.	$14,623	12%	8%
Real estate — commercial	22,471	8	7
Real estate — consumer	6,559	16	8
Consumer
Automobile	2,730	(3)	3
Home equity lines	5,902	1	3
Home equity loans	732	(19)	—
Other	2,444	11	10

Total consumer	11,808	—	4

Total	$55,461	8%	7%

     For the first half of 2011, average loans and leases totaled $53.7 billion, $2.1 billion or 4% above $51.6 billion in the similar period of 2010. Loans obtained in the Wilmington Trust acquisition were the predominant factor for that increase.
     The investment securities portfolio averaged $6.4 billion in the second quarter of 2011, compared with $8.4 billion and $7.2 billion in the year-earlier quarter and first quarter of 2011, respectively. The declines from the second quarter of 2010 and the initial 2011 quarter reflect the impact of sales of securities late in the first quarter of 2011 and in the recent quarter, as well as maturities and paydowns of mortgage-backed securities, partially offset by second quarter 2011 purchases of residential mortgage-backed securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”). For the first six months of 2011 and 2010, investment securities averaged $6.8 billion and $8.3 billion, respectively. The Wilmington Trust acquisition added approximately $510 million to the investment securities portfolio on the May 16, 2011 acquisition date. The investment securities portfolio is largely comprised of residential mortgage-backed securities and CMOs, debt securities issued by municipalities, capital preferred securities issued by certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to the risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination. Near the end of the first quarter, the Company sold certain residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac that were held in the available-for-sale portfolio. Those securities had an amortized cost of approximately $484 million, but because the transaction occurred near the end of the first quarter they did not have a significant effect on that quarter’s average balances. During the recent quarter, the Company sold certain residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, collateralized debt obligations and capital preferred securities, all held in the available-for-sale portfolio, with an amortized cost of $1.21 billion. The Company sold the securities in connection with the acquisition of Wilmington Trust in order to manage its balance sheet size and composition and resultant capital ratios. The recent quarter purchase of $1.2 billion of residential mortgage-backed securities guaranteed by Ginnie Mae provided a replenishment of the investment securities portfolio at an improved risk-weighting. Those purchases added approximately $500 million to the average balance of investment securities in 2011’s second quarter.
     The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” During the recent quarter, an other-than-temporary impairment charge of $27 million (pre-tax) was recognized related to the Company’s portfolio of privately issued residential CMOs. An other-than-temporary impairment charge of $22 million (pre-tax) was recognized in the second quarter of 2010. Approximately $12 million of that charge related to AIB ADSs and $10 million related to certain privately issued CMOs and CDOs held in the Company’s available-for-sale investment securities portfolio. The AIB ADSs were obtained in the 2003 acquisition of a subsidiary of AIB and were held to satisfy options to purchase such shares granted by that subsidiary to certain employees. Factors contributing to that impairment charge included mounting credit and other losses incurred by AIB, the issuance of AIB common stock in lieu of dividend payments on certain preferred stock issuances held by the Irish government resulting in significant dilution of AIB common shareholders, and public announcements by Irish government officials suggesting that increased government support, which could further dilute AIB common shareholders, may be necessary. During the initial 2011 quarter, other-than-temporary impairment charges of $16 million (pre-tax) were recognized related to certain privately issued CMOs. Poor economic conditions, high unemployment and depressed real estate values are significant factors contributing to the recognition of the other-than-temporary impairment charges related to the CMOs and CDOs. Based on management’s assessment of future cash flows associated with individual investment securities, as of June 30, 2011 the Company concluded that the remaining declines associated with the rest of the investment securities portfolio were temporary in nature. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.
     Other earning assets include interest-earning deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $1.5 billion in the recent quarter, compared with $157 million and $240 million in the second quarter of 2010 and the first quarter of 2011, respectively. Interest-bearing deposits at banks averaged $804 million in the second quarter of 2011, up from $81 million in the year- earlier period and $115 million in the initial 2011 quarter. The significantly higher balances in the recent quarter were due to increased deposits at the Federal Reserve Bank of New York resulting from the Wilmington Trust acquisition. Also reflected in other earning assets were purchases of investment securities under agreements to resell, which averaged $613 million, $5 million and $2 million in the quarters ended June 30, 2011, June 30, 2010 and March 31, 2011, respectively. The higher level of resell agreements in the recent quarter as compared with the second quarter of 2010 and the first quarter of 2011 was due to the need to fulfill collateral requirements associated with certain municipal deposits. Agreements to resell securities, which totaled $380 million at June 30, 2011, are accounted for similar to collateralized loans, with changes in market value of the collateral monitored by the Company to ensure sufficient coverage. There were no such agreements outstanding at June 30, 2010 or December 31, 2010. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.
     As a result of the changes described herein, average earning assets totaled $63.4 billion in the recent quarter, compared with $59.8 billion in the similar quarter of 2010 and $59.4 billion in the first quarter of 2011. Average earning assets totaled $61.4 billion and $60.1 billion during the six-month periods ended June 30, 2011 and 2010, respectively.
     The most significant source of funding for the Company is core deposits. During 2010 and prior years, the Company considered noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and domestic time deposits under $100,000 as core deposits. A provision of the Dodd-Frank Act permanently increased the maximum amount of FDIC deposit insurance for financial institutions to $250,000 per depositor. That maximum was $100,000 per depositor until 2009, when it was raised to $250,000 temporarily through December 31, 2013. As a result of the permanently increased deposit insurance coverage, effective December 31, 2010 the Company considers time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit of $250,000 or less generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned bank subsidiary of M&T, are also included in core deposits. Average core deposits aggregated $50.5 billion in the second quarter of 2011, compared with $43.4 billion in the year-earlier quarter and $46.2 billion in the initial 2011 quarter. The change in the Company’s definition of core deposits to include time deposits from $100,000 to $250,000 increased average core deposits by approximately $970 million and $1.0 billion in the first and second quarters of 2011, respectively. The Wilmington acquisition added approximately $6.6 billion of core deposits on May 16, 2011. Excluding deposits obtained in that transaction, the growth in core deposits since the second quarter of 2010 was due, in part, to the lack of attractive alternative investments available to the Company’s customers resulting from lower interest rates and from the economic environment in the U.S. The low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have increased. The following table provides an analysis of quarterly changes in the components of average core deposits. For the six-month periods ended June 30, 2011 and 2010, core deposits averaged $48.4 billion and $43.2 billion, respectively.

AVERAGE CORE DEPOSITS
Dollars in millions		Percent increase from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2011	2010	2011
NOW accounts	$712	19%	19%
Savings deposits	28,641	16	9
Time deposits (a)	4,971	13	6
Noninterest-bearing deposits	16,195	19	12

Total	$50,519	16%	9%

(a)	Average time deposits considered core deposits in the first and second quarters of 2011 represented time deposits of $250,000 or less. In the second quarter of 2010, average time deposits considered core deposits were those with balances less than $100,000.

     In addition to core deposits, time deposits over $250,000, deposits originated through the Company’s Cayman Islands branch office, and brokered deposits provide sources of funding for the Company. Time deposits over $250,000, excluding brokered certificates of deposit, averaged $484 million in the second quarter of 2011, compared with $520 million in the initial quarter of 2011. Similar time deposits over $100,000 averaged $1.7 billion in the second quarter of 2010. Cayman Islands branch deposits averaged $819 million, $972 million and $1.2 billion for the three-month periods ended June 30, 2011, June 30, 2010 and March 31, 2011, respectively. Average brokered time deposits totaled $1.2 billion in the recently completed quarter, compared with $709 million in the year-earlier quarter and $482 million in the first quarter of 2011. Brokered time deposits obtained in the acquisition of Wilmington Trust totaled $1.4 billion on May 16, 2011. The Company also had brokered NOW and brokered money-market deposit accounts which in the aggregate averaged $1.4 billion during the second quarter of 2011, compared with $1.2 billion and $1.3 billion during the year-earlier quarter and the first quarter of 2011, respectively. The levels of brokered NOW and brokered money-market deposits reflect the demand for such deposits, largely resulting from continued uncertain economic markets and the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. Cayman Islands branch deposits and brokered deposits have been used by the Company as alternatives to short-term borrowings. Additional amounts of Cayman Islands branch deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.
     The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve and others as sources of funding. Short-term borrowings averaged $707 million in the recent quarter, compared with $1.8 billion in the second quarter of 2010 and $1.3 billion in the initial quarter of 2011. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, which averaged $548 million and $1.6 billion in the second quarters of 2011 and 2010, respectively, compared with $1.2 billion in the first quarter of 2011. Overnight federal funds borrowings represented the largest component of short-term borrowings and totaled $290 million at June 30, 2011, $2.0 billion at June 30, 2010 and $826 million at December 31, 2010.
     Long-term borrowings averaged $7.1 billion in the second quarter of 2011, compared with $9.5 billion in the corresponding quarter of 2010 and $7.4 billion in the first quarter of 2011. Included in average long-term borrowings were amounts borrowed from the Federal Home Loan Bank (“FHLB”) of New York, the FHLB of Atlanta and the FHLB of Pittsburgh of $2.0 billion and $4.4 billion in the second quarters of 2011 and 2010, respectively, and $2.5 billion in the first quarter of 2011, and subordinated capital notes of $2.0 billion in the recent quarter, $1.9 billion in the year-earlier quarter and $1.7 billion in the initial 2011 quarter. Subordinated capital notes assumed in connection with the Wilmington Trust acquisition totaled $450 million at May 16, 2011. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of June 30, 2011, swap agreements were used to hedge approximately $900 million of fixed rate subordinated notes. Further information on interest rate swap agreements is provided in note 10 of Notes to Financial Statements. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.2 billion in each of the quarters ended June 30, 2011, June 30, 2010 and March 31, 2011. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.6 billion during each of the second quarters of 2011 and 2010 and the first quarter of 2011. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.
     Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as described herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.51% in the second quarter of 2011, compared with 3.59% in the year-earlier quarter. The yield on earning assets during the recent quarter was 4.40%, down 23 basis points from 4.63% in the second quarter of 2010, while the rate paid on interest-bearing liabilities declined 15 basis points to .89% from 1.04% in the second quarter of 2010. In the first quarter of 2011, the net interest spread was 3.69%, the yield on earning assets was 4.60% and the rate paid on interest-bearing liabilities was .91%. The 8 basis point narrowing in spread from the second quarter of 2010 to the recent quarter and the 18 basis point narrowing in spread from the initial 2011 quarter to the second quarter of 2011 were each partially attributable to the acquisition of Wilmington Trust. Also contributing to the narrowing of the spread were significantly higher earning balances in the recent quarter on lower-yielding deposits with the Federal Reserve Bank of New York and resale agreements. For the first half of 2011, the net interest spread was 3.59%, an increase of 2 basis points from the similar 2010 period. The yield on earning assets and the rate paid on interest-bearing liabilities were 4.49% and .90%, respectively, during the first six months of 2011, compared with 4.61% and 1.04%, respectively, in the corresponding period of 2010.
     Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $17.3 billion in the recent quarter, compared with $14.3 billion in the second quarter of 2010 and $15.5 billion in the first quarter of 2011. The rise in net interest-free funds in the two most recent quarters as compared with the second quarter of 2010 was largely the result of higher average balances of noninterest-bearing deposits. Such deposits averaged $16.2 billion, $13.6 billion and $14.5 billion in the quarters ended June 30, 2011, June 30, 2010 and March 31,2011, respectively. In connection with the Wilmington Trust acquisition, the Company added noninterest-bearing deposits totaling $2.0 billion at the acquisition date. During the first six months of 2011 and 2010, average net interest-free funds aggregated $16.4 billion and $14.0 billion, respectively. Goodwill and core deposit and other intangible assets averaged $3.7 billion during each of the quarters ended June 30, 2011 and June 30, 2010, compared with $3.6 billion during the quarter ended March 31, 2011. Core deposit and other intangible assets added from the Wilmington Trust acquisition were $176 million on May 16, 2011. There was no goodwill recorded as a result of the acquisition. The cash surrender value of bank owned life insurance averaged $1.5 billion in each of the quarters ended June 30, 2011, June 30, 2010 and March 31, 2011. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .24% in the recent quarter, compared with .25% and .23% in the second quarter of 2010 and the initial 2011 quarter, respectively. That contribution for each of the first six months of 2011 and 2010 was .24%.
     Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.75% in the recent quarter, compared with 3.84% in the year-earlier quarter and 3.92% in the first quarter of 2011. During the first six months of 2011 and 2010, the net interest margin was 3.83% and 3.81%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

     Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $900 million at each of June 30, 2011, December 31, 2010 and March 31, 2011, and was $1.0 billion at June 30, 2010. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount of the swap agreements at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings and, to a lesser extent at June 30, 2010, certain fixed rate time deposits. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.
     In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended June 30, 2011 and 2010 and the quarter ended March 31, 2011 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $106 million, $111 million, $84 million and $97 million at June 30, 2011, June 30, 2010, March 31, 2011 and December 31, 2010, respectively. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of June 30, 2011 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $61 million of collateral with the Company.
     The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 6.07% and 1.79%, respectively, at June 30, 2011. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS
Dollars in thousands

	Three months ended June 30
	2011		2010
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(9,491)	(.08)	(10,967)	(.10)

Net interest income/margin	$9,491	.06%	$10,967	.07%

Average notional amount	$900,000		$1,053,175

Rate received(b)		6.09%		6.37%
Rate paid(b)		1.86%		2.19%

	Six months ended June 30
	2011		2010
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(19,005)	(.09)	(22,219)	(.10)

Net interest income/margin	$19,005	.06%	$22,219	.07%

Average notional amount	$900,000		$1,057,683

Rate received(b)		6.12%		6.38%
Rate paid(b)		1.86%		2.15%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
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
     The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings were $290 million, $2.0 billion and $826 million at June 30, 2011, June 30, 2010 and December 31, 2010, respectively. In general, these borrowings were unsecured and matured on the following business day. As previously noted, Cayman Islands branch deposits and brokered certificates of deposits have been used by the Company as an alternative to short-term borrowings. Cayman Islands branch deposits also generally mature on the next business day and totaled $552 million at June 30, 2011, $551 million at June 30, 2010 and $1.6 billion at December 31, 2010. Outstanding brokered time deposits at June 30, 2011, June 30, 2010 and December 31, 2010 were $1.9 billion, $662 million and $485 million, respectively. Brokered time deposits assumed in the Wilmington Trust transaction totaled $1.4 billion at the acquisition date. At June 30, 2011, the weighted-average remaining term to maturity of brokered time deposits was 11 months. Certain of these brokered time deposits have provisions that allow for early redemption. The Company also has brokered NOW and brokered money-market deposit accounts which aggregated $1.4 billion, $1.5 billion and $1.3 billion at June 30, 2011, June 30, 2010 and December 31, 2010, respectively.
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
     Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $29 million and $22 million at June 30, 2011 and 2010, respectively, and $107 million at December 31, 2010. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.9 billion at each of June 30, 2011 and June 30, 2010 and $2.0 billion at December 31, 2010. M&T Bank also serves as remarketing agent for most of those bonds.
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
     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at June 30, 2011 approximately $939 million was available for payment of dividends to M&T from banking subsidiaries. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 5 of Notes to Financial Statements. The $300 million 5.375% senior notes of M&T that were issued in 2007 mature in May 2012. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at June 30, 2011 or at December 31, 2010.
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
     The accompanying table as of June 30, 2011 and December 31, 2010 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
Changes in interest rates	June 30, 2011	December 31, 2010
+200 basis points	$127,468	67,255
+100 basis points	67,999	35,594
-100 basis points	(50,197)	(40,760)
-200 basis points	(72,360)	(61,720)
     The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period of 100 and 200 basis points, as compared with the assumed base scenario. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. The changes to projected net interest income at June 30, 2011 as compared with December 31, 2010 were predominantly due to the acquisition of Wilmington Trust. The most significant of those changes related to the rising interest rate scenarios and were largely due to the addition of variable rate commercial loans and commercial real estate loans that had been funded by Wilmington Trust using core deposits and fixed rate brokered time deposits. In addition, higher cash balances obtained in the acquisition allowed the Company to reduce its reliance on variable rate federal funds purchased. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table are not considered significant to the Company’s past or projected net interest income.
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
     The notional amounts of interest rate contracts entered into for trading purposes totaled $13.4 billion at June 30, 2011, compared with $12.4 billion and $12.8 billion at June 30, 2010 and December 31, 2010, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $1.0 billion, $680 million and $769 million at June 30, 2011, June 30, 2010 and December 31, 2010, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities totaled $503 million and $366 million, respectively, at June 30, 2011, $488 million and $380 million, respectively, at June 30, 2010, and $524 million and $333 million, respectively, at December 31, 2010. Included in trading account assets were assets related to deferred compensation plans totaling $36 million at June 30, 2011, $33 million at June 30, 2010 and $35 million at December 31, 2010. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at June 30, 2011 and 2010 were

$34 million and $35 million, respectively, of liabilities related to deferred compensation plans, while at December 31, 2010 such liabilities related to deferred compensation plans totaled $36 million. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.
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
Provision for Credit Losses
The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the second quarter of 2011 was $63 million, compared with $85 million in the year-earlier quarter and $75 million in the first quarter of 2011. For the six-month periods ended June 30, 2011 and 2010, the provision for credit losses was $138 million and $190 million, respectively. While the levels of the provision subsequent to 2007 have been higher than historical levels, the Company has recently experienced improvement in some of its credit quality metrics. Nevertheless, generally declining real estate valuations and higher than normal levels of delinquencies and charge-offs have significantly affected the quality of the Company’s residential real estate-related loan portfolios. Specifically, the Company’s alternative (“Alt-A”) residential real estate loan portfolio and its residential real estate builder and developer loan portfolio experienced the majority of the credit problems related to the turmoil in the residential real estate market place. Alt-A loans represent residential real estate loans that at origination typically included some form of limited borrower documentation requirements as compared with more traditional residential real estate loans. Loans in the Company’s Alt-A portfolio were originated by the Company prior to 2008. The Company also experienced increased levels of commercial and consumer loan charge-offs over the past three years due to, among other things, higher unemployment levels and the recessionary economy.

     Net loan charge-offs were $59 million in the recent quarter, compared with $82 million in the year-earlier quarter and $74 million in the initial quarter of 2011. Net charge-offs as an annualized percentage of average loans and leases were .43% in the second quarter of 2011, compared with .64% and .58% in the quarters ended June 30, 2010 and March 31, 2011, respectively. Net charge-offs for the six-month period ended June 30 aggregated $133 million in 2011 and $176 million in 2010, representing .50% and .69%, respectively, of average loans and leases. A summary of net charge-offs by loan type follows:
NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In thousands

	2011
			Year
	1st Qtr.	2nd Qtr.	to-date

Commercial, financial, etc.	$11,862	12,650	24,512
Real estate:
Commercial	24,230	12,731	36,961
Residential	14,666	13,839	28,505
Consumer	23,480	19,894	43,374

	$74,238	59,114	133,352

	2010
			Year
	1st Qtr.	2nd Qtr.	to-date
Commercial, financial, etc.	$17,994	9,166	27,160
Real estate:
Commercial	30,226	35,449	65,675
Residential	15,280	13,182	28,462
Consumer	31,009	23,801	54,810

	$94,509	81,598	176,107

     Included in net charge-offs of commercial real estate loans were net charge-offs of loans to residential homebuilders and developers of $6 million and $17 million for the quarters ended June 30, 2011 and June 30, 2010, and $18 million for the quarter ended March 31, 2011. Included in net charge-offs of residential real estate loans were net charge-offs of Alt-A first mortgage loans of $8 million in each of the two most recent quarters, compared with $9 million during the quarter ended June 30, 2010. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended June 30, 2011, June 30, 2010 and March 31, 2011, respectively, of: indirect automobile loans of $5 million, $7 million and $6 million; recreational vehicle loans of $5 million, $6 million and $6 million; and home equity loans and lines of credit, including Alt-A second lien loans, of $8 million during each respective period. Including both first and second lien mortgages, net charge-offs of Alt-A loans totaled $9 million, $10 million and $9 million for the quarters ended June 30, 2011, June 30, 2010 and March 31, 2011, respectively.
     Nonaccrual loans totaled $1.26 billion or 2.15% of total loans and leases outstanding at June 30, 2011, compared with $1.09 billion or 2.13% at June 30, 2010, $1.24 billion or 2.38% at December 31, 2010, and $1.21 billion or 2.32% at March 31, 2011. Reflected in nonaccrual loans at June 30, 2011 were $77 million of loans obtained in the Wilmington Trust acquisition, which predominantly represented commercial revolving lines of credit that GAAP specifically excludes from the scope of accounting for purchased impaired loans. The majority of such lines of credit were to builders and developers of residential real estate properties and remained available for use to allow the real estate projects to progress. Also contributing to the increase in nonaccrual loans from June 30, 2010 were loans transferred to nonaccrual status, including fourth quarter 2010 transfers of a $66 million relationship with a residential builder and developer and commercial construction loans to an owner/operator of retirement and assisted living facilities which totaled $66 million at June 30, 2011, and a recent quarter transfer of $21 million related to a residential builder and developer. Partially offsetting the transfers to nonaccrual status were charge-offs and payments, including the fourth quarter 2010 payoff of a $36 million relationship with a borrower in the commercial real estate sector. The continuing softness in the residential real estate marketplace has resulted in depressed real estate values and high levels of delinquencies, both for loans to consumers and loans to builders and developers of residential real estate. Despite the recent quarter’s decline in nonaccrual loans (exclusive of the impact of the Wilmington Trust acquisition), conditions in the U.S. economy have resulted in generally higher levels of nonaccrual loans than historically experienced by the Company.
     Accruing loans past due 90 days or more were $373 million or .64% of total loans and leases at June 30, 2011, compared with $203 million or .40% at June 30, 2010, $270 million or .52% at December 31, 2010 and $264 million or .51% at March 31, 2011. Reflected in those loans at June 30, 2011 were $130 million of loans obtained in the Wilmington Trust acquisition that were past their renewal date. For each of those loans, borrowers continued to currently make periodic payments as required by their maturing loan agreements while new agreements between the borrowers and the Company were being developed. Loans past due 90 days or more and accruing interest included $207 million, $188 million, $214 million and $215 million at June 30, 2011, June 30, 2010, December 31, 2010 and March 31, 2011, respectively, of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $195 million, $171 million, $191 million and $195 million at June 30, 2011, June 30, 2010, December 31, 2010 and March 31, 2011, respectively. Loans past due 90 days or more and accruing interest that were guaranteed by government-related entities also included foreign commercial and industrial loans supported by the Export-Import Bank of the United States that totaled $11 million at each of June 30, 2011, December 31, 2010 and March 31, 2011, compared with $12 million at June 30, 2010.
     Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $753 million at June 30, 2011, or approximately 1.3% of total loans. Of that amount, $672 million was related to the Wilmington Trust acquisition.
     In an effort to assist borrowers, the Company has modified the terms of select loans secured by residential real estate, largely from the Company’s portfolio of Alt-A loans. Included in loans outstanding at June 30, 2011 were $303 million of modified loans, of which $129 million were classified as nonaccrual. The remaining modified loans have demonstrated payment capability consistent with the modified terms and, accordingly, were classified as renegotiated loans and were accruing interest at June 30, 2011. Loan modifications included such actions as the extension of loan maturity dates (generally from thirty to forty years) and the lowering of interest rates and monthly payments. The objective of the modifications was to increase loan repayments by customers and thereby reduce net charge-offs. In accordance with GAAP, the modified loans are included in impaired loans for purposes of determining the allowance for credit losses. Modified residential real estate loans totaled $307 million as of June 30, 2010, of which $118 million were in nonaccrual status, and $308 million as of December 31, 2010, of which $117 million were in nonaccrual status.

     Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, M&T has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $129 million and $106 million at June 30, 2011 and December 31, 2010, respectively.
     Commercial loans and leases classified as nonaccrual totaled $164 million at June 30, 2011, $248 million at June 30, 2010, $187 million at December 31, 2010 and $173 million at March 31, 2011. The decline in such loans since June 30, 2010 reflects payments/payoffs, including a fourth quarter 2010 payoff of a $36 million relationship with a borrower in the commercial real estate sector.
     Nonaccrual commercial real estate loans totaled $708 million at June 30, 2011, $471 million at June 30, 2010, $682 million at December 31, 2010 and $658 million at March 31, 2011. Reflected in such nonaccrual loans were loans to residential homebuilders and developers totaling $359 million, $265 million, $346 million and $320 million at June 30, 2011, June 30, 2010, December 31, 2010 and March 31, 2011, respectively. The higher levels of commercial real estate loans classified as nonaccrual at June 30, 2011, March 31, 2011 and December 31, 2010 as compared with June 30, 2010 were largely due to the increases in such loans to residential real estate builders and developers, which reflect loans of $42 million at June 30, 2011 obtained in the Wilmington Trust acquisition. Also contributing to the increases from June 30, 2010 was the fourth quarter 2010 addition to nonaccrual loans of $66 million of commercial construction loans to an owner/operator of retirement and assisted living facilities. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the three-month period ended June 30, 2011 is presented in the accompanying table.
RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

				Quarter ended
	June 30, 2011			June 30, 2011
				Net charge-offs
		Nonaccrual		(recoveries)
					Annualized
					percent of
			Percent of		average
	Outstanding		outstanding		outstanding
	balances(a)	Balances	balances	Balances	balances
		(dollars in thousands)
New York	$261,283	$27,117	10.38%	$766	1.19%
Pennsylvania	363,097	90,529	24.93	231	.30
Mid-Atlantic	1,182,063	225,229	19.05	3,750	1.67
Other	206,665	36,245	17.54	979	1.92

Total	$2,013,108	$379,120	18.83%	$5,726	1.37%

(a)	Includes approximately $172 million of loans not secured by real estate, of which approximately $20 million are in nonaccrual status.
     Residential real estate loans classified as nonaccrual were $295 million at June 30, 2011, $285 million at June 30, 2010, $279 million at December 31, 2010 and $289 million at March 31, 2011. Depressed real estate values and high levels of delinquencies have contributed to higher than historical levels of residential real estate loans classified as nonaccrual and to the elevated level of charge-offs, largely in the Company’s Alt-A portfolio. Included in residential real estate loans classified as nonaccrual were Alt-A loans, totaling $107 million, $112 million, $106 million and $111 million at June 30, 2011, June 30, 2010, December 31, 2010 and March 31, 2011, respectively. Residential real estate loans past due

90 days or more and accruing interest totaled $199 million at June 30, 2011, compared with $172 million a year earlier, and $192 million and $195 million at December 31, 2010 and March 31, 2011, respectively. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended June 30, 2011 is presented in the accompanying table.
     Nonaccrual consumer loans totaled $92 million and $86 million at June 30, 2011 and 2010, respectively, compared with $91 million at each of December 31, 2010 and March 31, 2011. As a percentage of consumer loan balances outstanding, nonaccrual consumer loans were .75% at June 30, 2011, compared with .73% a year earlier, .79% at December 31, 2010 and .81% at March 31, 2011. Included in nonaccrual consumer loans at June 30, 2011, June 30, 2010, December 31, 2010 and March 31, 2011 were indirect automobile loans of $27 million, $30 million, $32 million and $30 million, respectively; recreational vehicle loans of $11 million, $13 million, $13 million and $13 million, respectively; and outstanding balances of home equity loans and lines of credit, including second lien Alt-A loans, of $50 million, $38 million, $43 million and $44 million, respectively. Consumer loans delinquent 30-89 days at June 30, 2011 totaled $126 million, compared with $114 million a year earlier, $120 million at December 31, 2010 and $96 million at March 31, 2011. Consumer loans past due 90 days or more and accruing interest totaled $4 million at each of June 30, 2011, June 30, 2010, December 31, 2010 and March 31, 2011. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended June 30, 2011 is presented in the accompanying table.
     Real estate and other foreclosed assets were $159 million at June 30, 2011, compared with $193 million at June 30, 2010, $220 million at December 31, 2010 and $218 million at March 31, 2011. The decrease at the recent quarter-end as compared with the other respective quarter-ends resulted from the sale during the recent quarter of a commercial real estate property located in New York City with a carrying value of $99 million. The Company’s holding of residential real estate-related properties comprised 72% of foreclosed assets at June 30, 2011. Reflected in real estate and other foreclosed assets at June 30, 2011 were $57 million of such assets obtained in the Wilmington Trust acquisition that were recorded at fair value on the acquisition date. Proceeds from the sales of foreclosed assets were the most significant factor in the increase in other net cash flows from investing activities during the six months ended June 30, 2011.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter ended
	June 30, 2011			June 30, 2011
				Net charge-offs
		Nonaccrual		(recoveries)
					Annualized
					percent of
			Percent of		average
	Outstanding		outstanding		outstanding
	balances	Balances	balances	Balances	balances
		(dollars in thousands)
Residential mortgages:
New York	$2,612,474	$51,984	1.99%	$727	0.12%
Pennsylvania	908,800	18,731	2.06	494	0.23
Mid-Atlantic	1,573,116	45,769	2.91	1,137	0.34
Other	1,249,354	63,090	5.05	2,973	1.01

Total	$6,343,744	$179,574	2.83%	$5,331	0.36%

Residential construction loans:
New York	$9,423	$882	9.36%	$—	—%
Pennsylvania	3,020	414	13.71	(31)	(3.87)
Mid-Atlantic	15,689	2,982	19.01	20	0.48
Other	28,117	3,619	12.87	394	5.24

Total	$56,249	$7,897	14.04%	$383	2.59%

Alt-A first mortgages:
New York	$87,536	$17,095	19.53%	$1,022	4.59%
Pennsylvania	20,223	2,801	13.85	400	7.67
Mid-Atlantic	105,862	17,718	16.74	1,718	6.38
Other	357,307	69,827	19.54	4,985	5.47

Total	$570,928	$107,441	18.82%	$8,125	5.58%

Alt-A junior lien:
New York	$2,858	$288	10.08%	$49	6.82%
Pennsylvania	640	33	5.16	—	—
Mid-Atlantic	4,174	164	3.93	204	19.40
Other	14,162	547	3.86	637	17.73

Total	$21,834	$1,032	4.73%	$890	16.09%

First lien home equity loans:
New York	$30,414	$576	1.89%	$45	0.58%
Pennsylvania	170,328	2,979	1.75	34	0.08
Mid-Atlantic	173,302	2,772	1.60	44	0.11
Other	4,916	194	3.95	—	—

Total	$378,960	$6,521	1.72%	$123	0.13%

First lien home equity lines:
New York	$873,329	$2,675	0.31%	$74	0.03%
Pennsylvania	593,468	1,084	0.18	(50)	(0.04)
Mid-Atlantic	639,584	1,211	0.19	80	0.05
Other	40,161	517	1.29	—	—

Total	$2,146,542	$5,487	0.26%	$104	0.02%

Junior lien home equity loans:
New York	$72,903	$1,245	1.71%	$(3)	(0.01)%
Pennsylvania	84,364	2,386	2.83	70	0.33
Mid-Atlantic	180,539	2,927	1.62	219	0.53
Other	16,242	634	3.90	34	0.84

Total	$354,048	$7,192	2.03%	$320	0.38%

Junior lien home equity lines:
New York	$1,629,613	$17,907	1.10%	$4,075	1.01%
Pennsylvania	608,020	1,954	0.32	396	0.28
Mid-Atlantic	1,594,795	6,612	0.41	1,372	0.36
Other	98,710	3,236	3.28	273	1.27

Total	$3,931,138	$29,709	0.76%	$6,116	0.64%

     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA
Dollars in thousands

	2011 Quarters			2010 Quarters
	Second	First	Fourth	Third	Second
Nonaccrual loans	$1,258,975	1,211,111	1,239,194	1,099,560	1,090,135
Real estate and other foreclosed assets	158,873	218,203	220,049	192,600	192,631

Total nonperforming assets	$1,417,848	1,429,314	1,459,243	1,292,160	1,282,766

Accruing loans past due 90 days or more(a)	$373,197	264,480	269,593	214,769	203,081

Renegotiated loans	$234,726	241,190	233,342	233,671	228,847

Government guaranteed loans included in totals above:
Nonaccrual loans	$78,732	69,353	56,787	38,232	40,271
Accruing loans past due 90 days or more	207,135	214,505	214,111	194,223	187,682

Purchased impaired loans(b):
Outstanding customer balance	$1,473,237	206,253	219,477	113,964	130,808
Carrying amount	752,978	88,589	97,019	52,728	61,524

Nonaccrual loans to total loans and leases, net of unearned discount	2.15%	2.32%	2.38%	2.16%	2.13%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	2.42%	2.73%	2.79%	2.53%	2.50%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.64%	.51%	.52%	.42%	.40%

(a)	Predominately residential mortgage loans.

(b)	Accruing loans that were impaired at acquisition date and recorded at fair value.
     Management determined the allowance for credit losses by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and the allowance for such losses as of each reporting date. Factors also considered by management when performing its assessment, in addition to general economic conditions and the other factors described above, included, but were not limited to: (i) the impact of declining residential real estate values in the Company’s portfolio of loans to residential real estate builders and developers; (ii) the repayment performance associated with the Company’s portfolio of Alt-A residential mortgage loans; (iii) the concentrations of commercial real estate loans in the Company’s loan portfolio; (iv) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; and (v) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types. The level of the allowance is adjusted based on the results of management’s analysis.
     Management cautiously and conservatively evaluated the allowance for credit losses as of June 30, 2011 in light of (i) residential real estate values and the level of delinquencies of residential real estate loans; (ii) economic conditions in the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company. Considerable concerns exist about economic conditions in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment; the impact of economic conditions on businesses’ operations and abilities to repay loans; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued uncertainty about possible responses to state and local government budget deficits. Although the U.S. economy experienced recession and weak economic conditions during recent years, the impact of those conditions was not as pronounced on borrowers in the traditionally slower growth or stagnant regions of upstate New York and central Pennsylvania. Approximately one-half of the Company’s loans are to customers in New York State and Pennsylvania. Home prices in upstate New York and central Pennsylvania were relatively stable in recent years, in contrast to sharper declines in values in many other regions of the country. Therefore, despite the conditions, as previously described, the most severe credit issues experienced by the Company have been centered around residential real estate, including loans to builders and developers of residential real estate, in areas other than New York State and Pennsylvania. In response, the Company has expanded its normal loan review process to conduct detailed reviews of all loans to residential real estate builders and developers that exceeded $2.5 million. Those credit reviews often resulted in commencement of intensified collection efforts, including instances of foreclosure.
     The Company utilizes a loan grading system which is applied to all commercial and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. On a quarterly basis, the Company’s centralized loan review department reviews all criticized commercial and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company expanded its collections and loan workout staff and further refined its loss identification and estimation techniques by reference to loan performance and house price depreciation data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual.
     Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers generally, but also residential and commercial real estate valuations, in particular, given the size of the real estate loan portfolios. Reflecting the factors and conditions as described herein, the Company has experienced historically high levels of nonaccrual loans and net charge-offs of real estate-related loans, including first and second lien Alt-A mortgage loans and loans to builders and developers of residential real estate. The Company has also experienced higher than historical levels of nonaccrual commercial real estate loans since 2009. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, and general economic conditions affecting consumers.
     Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then current interest rates. The excess of cash flows expected at acquisition over the estimated fair value is being recognized as interest income over the lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans.
     Management believes that the allowance for credit losses at June 30, 2011 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $908 million, or 1.55% of total loans and leases at June 30, 2011, compared with $895 million or 1.75% a year earlier, $903 million or 1.74% at December 31, 2010 and $904 million or 1.73% at March 31, 2011. The ratio of the allowance to total loans and leases reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value based on estimated future cash flows expected to be received on those loans. Those cash flows reflect the impact of expected defaults on customer repayment performance. Excluding the effect of such loans, the allowance for credit losses related to the Company’s legacy loans (that is, total loans excluding loans acquired subsequent to 2008) expressed as a percentage of such legacy loans was 1.80% at June 30, 2011, compared with 1.86% at June 30, 2010, 1.82% at December 31, 2010 and 1.81% at March 31, 2011. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans was 72% at June 30, 2011, compared with 82% a year earlier, 73% at December 31, 2010 and 75% at March 31, 2011. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in determining the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.
Other Income
Other income totaled $502 million in the second quarter of 2011, up 83% from $274 million in the year-earlier quarter and 60% higher than $314 million in the first quarter of 2011. Reflected in those amounts were net gains on investment securities (including other-than-temporary impairment losses) of $84 million in the recent quarter and $23 million in the initial quarter of 2011, compared with net losses of $22 million in the second quarter of 2010. During the recent quarter, the Company sold investment securities held in its available-for-sale portfolio having an amortized cost of approximately $1.21 billion, resulting in a gain of $111 million. The securities sold were predominantly residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, collateralized debt obligations and capital preferred securities. During the initial 2011 quarter, the Company sold residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac held in its available-for-sale portfolio having an amortized cost of $484 million, resulting in a gain of $39 million. Included in net securities gains and losses in each of the quarters were other-than-temporary impairment charges of $27 million in the recent quarter, $22 million in the second quarter of 2010 and $16 million in the first quarter of 2011. Those other-than-temporary impairment charges were predominantly related to the Company’s holdings of privately issued CMOs and reflect the impact of lower real estate values and higher delinquencies on real estate loans underlying those impaired securities. The impairment charges in the second quarter of 2010 also reflected a $12 million write-down of AIB ADSs, which were obtained by M&T in 2003 as a result of an acquisition. Also reflected in noninterest income during the recent quarter was the $65 million gain related to the

Wilmington Trust acquisition.
     Excluding gains and losses on bank investment securities (including other-than-temporary impairment losses) and the acquisition-related gain, other income aggregated $353 million in the second quarter of 2011, compared with $296 million in the year-earlier quarter and $291 million in the initial quarter of 2011. As compared with the second quarter of 2010, significantly higher trust income during the recent quarter, predominantly due to the Wilmington Trust acquisition, and increased letter of credit and other credit-related fees and gains on the sale of previously leased equipment were partially offset by lower service charges on consumer deposit accounts. As compared with the initial quarter of 2011, higher trust income due to the Wilmington Trust acquisition and higher consumer service charges and other fee income contributed to the recent quarter’s improvement. Wilmington Trust-related revenues in the recent quarter added $54 million to other income, including $46 million to trust income and $4 million to deposit service charges.
     Mortgage banking revenues were $42 million in the recently completed quarter, down 10% from $47 million in the year-earlier quarter and 7% below $45 million in the first quarter of 2011. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.
     Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $25 million in the second quarter of 2011, compared with $36 million in the year-earlier period and $29 million in the initial 2011 quarter. The decline in residential mortgage banking revenues in the recent quarter as compared with the second quarter of 2010 was largely attributable to lower volumes of loans originated for sale. The decrease in residential mortgage banking revenues in the recent quarter as compared with the first quarter of 2011 reflects a $6 million rise in costs related to obligations to repurchase previously sold loans.
     New commitments to originate residential mortgage loans to be sold were approximately $742 million in the recent quarter, compared with $1.1 billion and $468 million in the second quarter of 2010 and the first quarter of 2011, respectively. Similarly, closed residential mortgage loans originated for sale to other investors were approximately $702 million in the recent quarter, compared with $1.0 billion and $371 million during the three-month periods ended June 30, 2010 and March 31, 2011, respectively. Realized gains from sales of residential mortgage loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase mortgage loans originated for sale) and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $5 million in the recently completed quarter, compared with gains of $15 million in the second quarter of 2010 and $9 million in the initial 2011 quarter.
     The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. Since early 2007 when the Company recognized a $6 million charge related to declines in market values of previously sold residential real estate loans that the Company could have been required to repurchase, the Company has regularly reduced residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues during the three-month periods ended June 30, 2011, June 30, 2010 and March 31, 2011 were reduced by $9 million, $6 million and $3 million, respectively, related to actual and anticipated settlements of repurchase obligations.
     Late in the third quarter of 2010, the Company began to originate certain residential real estate loans to be held in its loan portfolio, rather than continuing to sell such loans. During the fourth quarter of 2010 and the first quarter of 2011, the Company added approximately $700 million of loans to its portfolio of residential real estate loans. In general, the loans conformed to Fannie Mae and Freddie Mac underwriting guidelines. Retaining those residential real estate loans offset the impact of the declining investment securities portfolio resulting from maturities and paydowns of residential mortgage-backed securities while providing high quality assets earning a reasonable yield. From March through June 2011, the Company resumed originating for sale the majority of new residential real estate loans. However, beginning in July 2011, the Company has again begun to originate the majority of residential real estate loans to be held in its loan portfolio.
     Loans held for sale that are secured by residential real estate aggregated $286 million at June 30, 2011, $450 million at June 30, 2010 and $341 million at December 31, 2010. Commitments to sell residential mortgage loans and commitments to originate residential mortgage loans for sale at pre-determined rates were $594 million and $483 million, respectively, at June 30, 2011, $833 million and $684 million, respectively, at June 30, 2010, and $458 million and $162 million, respectively, at December 31, 2010. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $12 million and $19 million at June 30, 2011 and 2010, respectively, and $11 million at December 31, 2010. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net increases in revenues of $2 million in the recent quarter and $5 million in the second quarter of 2010, compared with net decreases in revenues of $237 thousand in the initial 2011 quarter.
     Revenues from servicing residential mortgage loans for others were $19 million in the recent quarter, compared with $20 million in each of the three-month periods ended June 30, 2010 and March 31, 2011. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans, which totaled $6 million in each of the first two quarters of 2011, compared with $7 million in the second quarter of 2010. Residential mortgage loans serviced for others totaled $21.6 billion at June 30, 2011, compared with $21.4 billion at each of June 30, 2010 and March 31, 2011, and $21.1 billion at December 31, 2010, including the small balance commercial mortgage loans noted above of approximately $4.8 billion at June 30, 2011, $5.6 billion at June 30, 2010, $5.1 billion at March 31, 2011 and $5.2 billion at December 31, 2010. Capitalized residential mortgage servicing assets, net of any applicable valuation allowance for impairment, aggregated $111 million at June 30, 2011, compared with $124 million a year earlier, $112 million at March 31, 2011 and $118 million at December 31, 2010. The valuation allowance for possible impairment of residential mortgage servicing assets totaled $2 million at June 30, 2010. There was no valuation allowance at June 30, 2011, March 31, 2011 or December 31, 2010. Included in capitalized residential mortgage servicing assets were $21 million at June 30, 2011, $33 million at June 30, 2010, $23 million at March 31, 2011 and $26 million at December 31, 2010 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Servicing rights for the small balance commercial mortgage loans were purchased from Bayview Lending Group, LLC (“BLG”) or its affiliates. In addition, at June 30, 2011, capitalized servicing rights included $7 million for servicing rights for $3.4 billion of residential real estate loans that were purchased from affiliates of BLG. Additional information about the Company’s relationship with BLG and its affiliates is provided in note 15 of Notes to Financial Statements.
     Commercial mortgage banking revenues were $17 million in the second quarter of 2011, up from $11 million in the year-earlier period and $16 million in the first quarter of 2011. Included in such amounts were revenues from loan origination and sales activities of $12 million in the recent quarter, compared with $7 million in the second quarter of 2010 and $11 million in the initial 2011 quarter. Commercial mortgage loan servicing revenues were $5 million in each of the first and second quarters of 2011 and $4 million in the second quarter of 2010. Capitalized commercial mortgage servicing assets totaled $48 million and $37 million at June 30, 2011 and 2010, respectively, and $43 million at December 31, 2010. Commercial mortgage loans serviced for other investors totaled $8.5 billion, $7.6 billion and $8.1 billion at June 30, 2011, June 30, 2010 and December 31, 2010, respectively, and included $1.7 billion, $1.5 billion and $1.6 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $309 million and $181 million, respectively, at June 30, 2011, $146 million and $121 million, respectively, at June 30, 2010 and $276 million and $73 million, respectively, at December 31, 2010. Commercial mortgage loans held for sale at June 30, 2011 and 2010 were $128 million and $25 million, respectively, and $204 million at December 31, 2010.
     Service charges on deposit accounts totaled $120 million in the second quarter of 2011, compared with $129 million in the similar 2010 quarter and $110 million in the first quarter of 2011. The decline in such fees in the recent quarter as compared with the second quarter of 2010 was due predominantly to the new regulations that went into effect during the third quarter of 2010. The Federal Reserve and other bank regulators have adopted regulations requiring expanded disclosure of overdraft and other fees assessed to consumers and have issued guidance that requires consumers to elect to be subject to fees for certain deposit account transactions. The increase from the immediately preceding quarter related to consumer deposit service charges and reflects traditional first quarter seasonal declines in customer transaction volumes and the impact of the Wilmington Trust acquisition, which added $4 million to the recent quarter’s total. New regulations have been finalized as part of the Dodd-Frank Act related to limiting debit card-interchange fees that financial institutions are able to assess. Those new regulations are effective October 1, 2011. The Company estimates that the implementation of those regulations will reduce total service charges on deposit accounts in the fourth quarter of 2011 by $15 million to $20 million.
     Trust income totaled $76 million in the second quarter of 2011, up significantly from $30 million and $29 million in the corresponding 2010 quarter and the first quarter of 2011, respectively. The Wilmington Trust acquisition contributed $46 million to the recent quarter’s trust income. That acquisition brought with it two significant sources of trust income. The Corporate Client Services (“CCS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. Many CCS clients are multinational corporations and institutions. The Wealth

Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. Services are targeted for clients with liquid assets of $10 million or more. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Trust income in the recent quarter reflects $29 million of revenues from the Company’s non-Wilmington Trust-related trust activities, $26 million from acquired CCS activities and $18 million from acquired WAS activities. Total trust assets, which include assets under management and assets under administration, aggregated $310.2 billion at June 30, 2011, compared with $113.4 billion at December 31, 2010. Trust assets under management were $55.4 billion and $13.2 billion at June 30, 2011 and December 31, 2010, respectively. The acquisition of Wilmington Trust added trust assets under management and assets under administration aggregating $42.2 billion and $154.1 billion, respectively, at June 30, 2011. In addition, trust assets under the management of affiliates (obtained in the Wilmington Trust transaction) totaled $16.7 billion at June 30, 2011.
     Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $15 million, $13 million and $14 million in the three-month periods ended June 30, 2011, June 30, 2010 and March 31, 2011, respectively. Trading account and foreign exchange activity resulted in gains of $7 million and $4 million during the second quarters of 2011 and 2010, respectively, and $8 million in the initial 2011 quarter. Contributing to the higher revenues in the recent quarter as compared with the second quarter of 2010 were net increases in the market values of trading account assets held in conjunction with deferred compensation arrangements. Also contributing to that increase were revenues from interest rate and foreign exchange contracts. The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.” Trading account revenues related to interest rate and foreign exchange contracts totaled $4 million in the two most recent quarters, compared with $3 million in the second quarter of 2010.
     Including the impact of other-than-temporary impairment losses, during the second quarter of 2011 the Company recognized net gains on investment securities of $84 million, compared with net gains of $23 million in the initial quarter of 2011 and net losses of $22 million in the second quarter of 2010. During the recent quarter, the Company realized gains of $111 million from the sale of investment securities available for sale, predominantly residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, collateralized debt obligations and capital preferred securities, having an amortized cost of approximately $1.21 billion. During the initial 2011 quarter, $39 million of gains were realized from the sale of residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac held in the available-for-sale portfolio. Such securities had an amortized cost of approximately $484 million. Other-than-temporary impairment charges of $27 million, $22 million and $16 million were recorded in the quarters ended June 30, 2011, June 30, 2010 and March 31, 2011, respectively. The impairment charges were predominantly related to certain privately issued CMOs backed by residential real estate loans. Also reflected in the impairment charges in the second quarter of 2010 were $12 million related to AIB ADSs that had been obtained in an acquisition of a subsidiary of AIB in 2003. Each reporting period, the Company reviews its investment securities for other-than-temporary impairment. For equity securities, such as the Company’s holding of AIB ADSs, the Company considers various factors to determine if the decline in value is other than temporary, including the duration and extent of the decline in value, the factors contributing to the decline in fair value, including the financial condition of the issuer as well as the condition of the industry in which it operates, and the prospects for a recovery in fair value of the equity security. For debt securities, the Company analyzes the creditworthiness of the issuer or reviews the credit performance of the underlying collateral supporting the bond. For debt securities backed by pools of loans, such as privately issued mortgage-backed securities, the Company estimates the cash flows of the underlying loan collateral using forward-looking assumptions of default rates, loss severities and prepayment speeds. Estimated collateral cash flows are then utilized to estimate bond-specific cash flows to determine the ultimate collectibility of the bond. If the present value of the cash flows indicates that the Company should not expect to recover the entire amortized cost basis of a bond or if the Company intends to sell the bond or it more likely than not will be required to sell the bond before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized. If an other-than-temporary impairment loss is deemed to have occurred, the investment security’s cost basis is adjusted, as appropriate for the circumstances. Additional information about other-than-temporary impairment losses is included herein under the heading “Capital.”
     M&T’s share of the operating results of BLG in the recent quarter was a loss of $5 million, compared with losses of $6 million and $7 million in the second quarter of 2010 and the initial 2011 quarter, respectively. The operating losses of BLG in the respective quarters resulted from disruptions in the residential and commercial real estate markets and reflected provisions for losses associated with securitized loans and other loans held by BLG and loan servicing and other administrative costs. Despite the credit and liquidity disruptions that began in 2007, BLG had been successfully securitizing and selling significant volumes of small-balance commercial real estate loans until the first quarter of 2008. However, in response to the illiquidity in the marketplace since that time, BLG has ceased its originations activities. As a result of past securitization activities, BLG is still entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings. In assessing M&T’s investment in BLG for other-than-temporary impairment at June 30, 2011, the Company projected no further commercial mortgage origination and securitization activities by BLG. BLG, however, is entitled to receive, if and when made, cash distributions from affiliates, a portion of which is contractually required to be distributed to M&T. In large part, it is such right that provided the support for M&T’s assesment that its investment in BLG was not other-than-temporarily impaired at June 30, 2011. Specifically, cash flows related to mortgage assets held by BLG and its affiliates were estimated using various assumptions on future default and loss severities to arrive at an expected amount of cash flows that could be available for distribution. As of June 30, 2011, the weighted-average assumption of projected default percentage on the underlying mortgage loan collateral supporting those mortgage assets was 31% and the weighted-average loss severity assumption was 71%. With respect to projected value expected to be generated by the asset management and servicing operations of BLG’s affiliates, M&T developed estimates from company-provided forecasts of financial results and through discussions with their senior management pertaining to longer-term projections of growth in assets under management and asset servicing portfolios. M&T considered different scenarios of projected cash flows that could be generated by the asset management and servicing operations of BLG’s affiliates. M&T then discounted the various projections using discount rates that ranged from 8% to 17%. M&T’s analysis at June 30, 2011 estimated that the value attributed to BLG and its relationship with its affiliates that inures to the benefit of M&T exceeded the carrying value of M&T’s investment in BLG by 6%. Upon evaluation of those results, management concluded that

M&T’s investment in BLG was not other-than-temporarily impaired at June 30, 2011. Nevertheless, such analysis was dependent on the current and forecasted asset management, loan servicing and other fee generating activities of BLG’s affiliates and the realizability of mortgage assets held by BLG and affiliates. Although management believes its estimates are reasonable, should sufficient value not be generated that contractually inures to the benefit of M&T, an other-than-temporary impairment charge may be required in a future period for some portion of the $206 million book value of its investment in BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.
     Other revenues from operations totaled $163 million in the recent quarter, compared with $79 million in the second quarter of 2010 and $91 million in the first quarter of 2011. Reflected in such revenues in the recent quarter was the $65 million gain on the Wilmington Trust acquisition. Also contributing to the rise in other revenues in the recent quarter as compared with the year-earlier period and the first quarter of 2011 were higher letter of credit and other credit-related fees and gains from the sale of previously leased equipment. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $34 million in the second quarter of 2011, $26 million in the second quarter of 2010 and $33 million in the first quarter of 2011. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $12 million in the second quarter of 2011, $14 million in the year-earlier quarter and $13 million in the first quarter of 2011. Revenues from merchant discount and credit card fees were $14 million, $12 million and $13 million in the three-month periods ended June 30, 2011, June 30, 2010 and March 31, 2011, respectively. Insurance-related sales commissions and other revenues totaled $9 million in each of the second quarters of 2011 and 2010, compared with $12 million in the initial 2011 quarter. No other revenue source contributed more than $5 million to “other revenues from operations” in any of the quarterly periods discussed herein.
     Other income rose 54% to $816 million in the first six months of 2011 from $531 million in the first half of 2010. Reflected in other income were net gains and losses on bank investment securities (including the impact of other-than-temporary impairment losses), which totaled to gains of $108 million in 2011, compared with losses of $49 million in 2010. Also reflected in other income in the first half of 2011 was the $65 million gain realized on the Wilmington Trust acquisition. Excluding gains and losses from bank investment securities (including the impact of other-than-temporary impairment losses) and the merger-related gain, other income aggregated $644 million and $580 million for the six-month periods ended June 30, 2011 and 2010, respectively. That improvement was attributable to increases in trust income, the result of the Wilmington Trust acquisition, letter of credit and other credit-related fees and gains from the sale of previously leased equipment, partially offset by declines in service charges on deposit accounts.
     Mortgage banking revenues were $87 million for the six-month period ended June 30, 2011, compared with $89 million in the year-earlier period. Residential mortgage banking revenues declined to $55 million in the first half of 2011 from $65 million in the first six months of 2010. New commitments to originate residential mortgage loans to be sold were $1.2 billion and $2.1 billion during the first six months of 2011 and 2010, respectively. Closed residential mortgage loans originated for sale to other investors during the first six months of 2011 totaled $1.1 billion, compared with $2.0 billion in the similar 2010 period. Realized gains from sales of residential mortgage loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase mortgage loans originated for sale) and recognized unrealized gains and losses on residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $14 million and $23 million during the first six months of 2011 and 2010, respectively. Lower origination activity was the primary contributor to the decline in such revenues.
     Revenues from servicing residential mortgage loans for others were $39 million and $40 million for the first half of 2011 and 2010, respectively. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small balance commercial mortgage loans of $12 million and $14 million for the first six months of 2011 and 2010, respectively. Commercial mortgage banking revenues totaled $32 million and $23 million during the six-month periods ended June 30, 2011 and 2010, respectively. That improvement reflected higher origination volumes that totaled $869 million in the 2011 period, compared with $618 million in the first half of 2010.
     Service charges on deposit accounts totaled $229 million and $249 million during the six-month periods ended June 30, 2011 and 2010, respectively. That decline resulted predominantly from the new regulations that went into effect during the third quarter of 2010. Trust income rose 72% to $105 million in the first half of 2011 from $61 million a year earlier, due to $46 million of revenues associated with the Wilmington Trust acquisition. Brokerage services income rose 13% to $29 million during the first six months of 2011 from $26 million in the similar 2010 period. Trading account and foreign exchange activity resulted in gains of $15 million and $8 million for the six-month periods ended June 30, 2011 and 2010, respectively. M&T’s investment in BLG resulted in losses of $12 million for each of the six month periods ended June 30, 2011 and 2010, respectively. Investment securities gains and losses totaled to net gains of $108 million for the first six months of 2011 and net losses of $49 million for the first half of 2010. Included in those amounts were other-than-temporary impairment losses of $43 million and $49 million during the first two quarters of 2011 and 2010, respectively. Other revenues from operations were $254 million in the first six months of 2011 and $159 million in the corresponding 2010 period. Reflected in such revenues in 2011 was the $65 million gain realized on the acquisition of Wilmington Trust. Also contributing to the improvement in other revenues from operations in 2011 as compared with 2010 were increases in gains from the sale of previously leased equipment of $6 million and revenues from letter of credit and from credit-related fees of $13 million. Included in other revenues from operations during the six-month periods ended June 30, 2011 and 2010 were: letter of credit and other credit-related fees of $67 million and $54 million, respectively; income from bank owned life insurance of $25 million and $26 million, respectively; merchant discount and credit card fees of $26 million and $22 million, respectively; and insurance-related sales commissions and other revenues of $21 million and $20 million, respectively.
Other Expense
Other expense aggregated $577 million in the second quarter of 2011, 21% higher than $476 million in the year-earlier quarter and 15% above $500 million in the first quarter of 2011. Included in those amounts are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $15 million in each of the second quarters of 2011 and 2010 and $12 million in the initial quarter of 2011, and merger-related expenses of $37 million and $4 million in the three-month periods ended June 30, 2011 and March 31, 2011, respectively. There were no merger-related expenses in the second quarter of 2010. Exclusive of these nonoperating expenses, noninterest operating expenses totaled $525 million in the recent quarter, compared with $461 million in the second quarter of 2010 and $483 million in the first quarter of 2011. The higher level of such expenses in the recent quarter as compared with the year-earlier quarter and the initial 2011 quarter was due to the operations obtained in the Wilmington Trust acquisition. As compared with the first quarter of 2011, partially offsetting the impact of the Wilmington Trust acquisition were lower personnel costs in the recent quarter related to seasonally higher first quarter stock-based compensation, payroll-related taxes and contributions for retirement savings plan benefits associated with incentive compensation payments.
     Other expense for the first six months of 2011 aggregated $1.08 billion, up 12% from $965 million in the corresponding period of 2010. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $27 million and $31 million in the six-month periods ended June 30, 2011 and 2010, respectively, and merger-related expenses of $41 million in the first half of 2011. Exclusive of these nonoperating expenses, noninterest operating expenses for the first half of 2011 increased 8% to $1.01 billion from $934 million in the first six months of 2010. The most significant factors for that increase were costs associated with the acquired operations of Wilmington Trust. Table 2 provides a reconciliation of other expense to noninterest operating expense.
     Salaries and employee benefits expense totaled $300 million in the recent quarter, compared with $246 million in the second quarter of 2010 and $266 million in the initial 2011 quarter. As noted in table 2, merger-related salaries and benefits costs were $15 million for the three months and six months ended June 30, 2011. Those expenses consisted predominantly of severance expense for Wilmington Trust employees. Exclusive of those merger-related expenses, salaries and employee benefits expense in the recent quarter increased 16% as compared with the year earlier quarter. That increase reflects the impact of operations associated with the May 16, 2011 acquisition of Wilmington Trust. The increase in salaries and benefit expenses from the first to the second quarter of 2011 reflected the impact of the operations associated with Wilmington Trust, partially offset by decreased costs for stock-based compensation, payroll-related taxes and contributions for retirement savings plan benefits associated with annual incentive compensation payments made in the first quarter of each year. Salaries and employee benefits expense were $566 million and $510 million in the first six months of 2011 and 2010, respectively. Exclusive of merger-related expenses, salaries and employee benefits expense rose 8% to $551 million in the first half of 2011 from $510 million in the corresponding 2010 period. That increase reflects the impact of operations associated with the Wilmington Trust acquisition.
     Stock-based compensation totaled $11 million, $12 million and $20 million during the quarters ended June 30, 2011, June 30, 2010 and March 31, 2011, and $31 million and $32 million for the six-month periods ended June 30, 2011 and 2010, respectively. The number of full-time equivalent employees was 15,357 at June 30, 2011, 13,022 at June 30, 2010, 12,802 at December 31, 2010 and 12,715 at March 31, 2011.
     Excluding the nonoperating expense items described earlier from each period, nonpersonnel operating expenses were $240 million in the recent quarter, compared with $215 million in the second quarter of 2010 and $217 million in the first three months of 2011. On the same basis, such expenses were $457 million and $424 million during the first six months of 2011 and 2010, respectively. The rise in nonpersonnel operating expenses in the recent quarter as compared with the year-earlier quarter and the first quarter of 2011 and in the first half of 2011 as compared with the first six months of 2010 was due predominantly to the impact of the operations associated with the Wilmington Trust acquisition. Also contributing to the higher level of expenses in 2011 were increased costs for professional services, partially offset by a decline in expenses related to foreclosed real estate properties.

     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities and gains on merger transactions), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 55.6% during the recent quarter, compared with 53.1% during the year-earlier quarter and 55.8% in the first quarter of 2011. The efficiency ratios for the six-month periods ended June 30, 2011 and 2010 were 55.7% and 54.4%, respectively. Noninterest operating expenses used in calculating the efficiency ratio exclude the amortization of core deposit and other intangible assets and merger-related expenses noted earlier. If charges for amortization of core deposit and other intangible assets were included, the efficiency ratio for the three-month periods ended June 30, 2011, June 30, 2010 and March 31, 2011 would have been 57.1%, 54.8% and 57.2%, respectively, and for the six-month periods ended June 30, 2011 and 2010 would have been 57.2% and 56.3%, respectively.
Income Taxes
The provision for income taxes for the second quarter of 2011 was $126 million, compared with $91 million and $102 million in the year-earlier quarter and first quarter of 2011, respectively. The effective tax rates were 28.0%, 32.5% and 33.2% for the quarters ended June 30, 2011, June 30, 2010 and March 31, 2011, respectively. For the first six months of 2011 and 2010, the provision for income taxes totaled $228 million and $160 million, respectively, and the effective tax rates were 30.1% and 32.0%, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items. For example, although the merger-related expenses incurred during the recent quarter are predominantly deductible for purposes of computing income tax expense, those charges increased the effective tax rate because they lowered pre-tax income relative to the amounts of tax-exempt income and other permanent differences that impact the effective tax rate. The recognition of the non-taxable gain of $65 million on the Wilmington Trust acquisition in the recent quarter served to lower the effective tax rate in the second quarter and first half of 2011. Income taxes in the second quarter of 2011 also reflect the resolution in that period of previously uncertain tax positions related to the Company’s 2009 tax year that allowed the Company to reduce its accrual for income taxes in the second quarter of 2011 by $7 million. Excluding the impact of net merger-related gains and expenses and the credit to income tax expense noted above in the second quarter of 2011, the Company’s effective tax rates for the second quarter of 2011, the second quarter 2010 and the first quarter of 2011 would have been 34.9%, 32.5% and 33.3%, respectively, and for the six-month periods ended June 30, 2011 and 2010 would have been 34.2% and 32.0%, respectively.
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

Capital
Shareholders’ equity rose to $9.2 billion at June 30, 2011 from $8.1 billion a year earlier, each representing 11.89% of total assets. At December 31, 2010, shareholder’s equity was $8.4 billion or 12.29% of total assets. Included in shareholders’ equity at June 30, 2010 and December 31, 2010 was $751.5 million of Series A and Series C Fixed Rate Cumulative Perpetual Preferred Stock and warrants to purchase M&T common stock issued as part of the U.S. Treasury Capital Purchase Program. The Series A preferred stock totaling $600 million was issued by M&T in the fourth quarter of 2008 and the Series C preferred stock totaling $151.5 million was assumed by M&T in a 2009 acquisition. During the second quarter of 2011, M&T redeemed $370 million of the Series A preferred stock. The financial statement value of the remaining Series A and Series C preferred stock was $361 million at June 30, 2011. The financial statement values of the Series A and Series C preferred stock had been $709 million at June 30, 2010 and $714 million at December 31, 2010. The Series A and Series C preferred stock pays quarterly cumulative cash dividends of 5% per annum for five years after the initial 2008 issuance dates and 9% per annum thereafter. That preferred stock is redeemable at the option of M&T, subject to regulatory approval. M&T also obtained another series of preferred stock as part of a 2009 acquisition that was converted to $26.5 million of M&T Series B Mandatory Convertible Non-Cumulative Preferred Stock, liquidation preference of $1,000 per share. The Series B Preferred Stock paid quarterly dividends at a rate of 10% per annum. In accordance with their terms, on April 1, 2011, the 26,500 shares of the Series B Preferred Stock converted into 433,144 shares of M&T common stock.
     On May 31, 2011, M&T issued 50,000 shares of a new series of Perpetual 6.875% Non-Cumulative Preferred Stock, Series D, par value $1.00 per share and liquidation preference of $10,000 per share in order to supplement Tier 1 Capital. Holders of Series D preferred stock are entitled to receive, only when, as and if declared by the Board of Directors, non-cumulative cash dividends at an annual rate of 6.875%, payable semi-annually in arrears. The Series D preferred stock is redeemable on or after June 15, 2016 in whole or in part at par plus any declared but unpaid dividends. Notwithstanding the redemption provisions noted and subject to regulatory approval, M&T may redeem all of the outstanding shares of the Series D preferred stock if a regulatory capital treatment event takes place whereby the full liquidation value of the shares no longer qualifies as Tier 1 Capital.
     Common shareholders’ equity was $8.4 billion, or $66.71 per share, at June 30, 2011, compared with $7.4 billion, or $61.77 per share, at June 30, 2010 and $7.6 billion, or $63.54 per share, at December 31, 2010. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $37.00 at the end of the second quarter of 2011, compared with $31.15 a year earlier and $33.26 at December 31, 2010. The Company’s ratio of tangible common equity to tangible assets was 6.28% at June 30, 2011, compared with 5.75% and 6.19% at June 30, 2010 and December 31, 2010, respectively. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.
     Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments, and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on investment securities, net of applicable tax effect, were $113 million, or $.90 per common share, at June 30, 2011, compared with similar losses of $83 million, or $.70 per common share, at June 30, 2010 and $85 million, or $.71 per common share, at December 31, 2010. Such unrealized losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale, including the remaining unamortized unrealized losses on investment securities that have been transferred to held-to-maturity classification, and the remaining unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized. Information about unrealized gains and losses as of June 30, 2011 and December 31, 2010 is included in note 3 of Notes to Financial Statements.
     Reflected in net unrealized losses at June 30, 2011 were pre tax-effect unrealized losses of $248 million on available-for-sale investment securities with an amortized cost of $2.1 billion and pre tax-effect unrealized gains of $112 million on securities with an amortized cost of $2.9 billion. The pre tax-effect unrealized losses reflect $211 million of losses on privately issued mortgage-backed securities with an amortized cost of $1.2 billion and an estimated fair value of $1.0 billion (considered Level 3 valuations) and $28 million of losses on trust preferred securities issued by financial institutions and other debt securities having an amortized cost of $181 million and an estimated fair value of $153 million (generally considered Level 2 valuations).
     The Company’s privately issued residential mortgage-backed securities classified as available for sale are generally collateralized by prime and Alt-A residential mortgage loans as depicted in the accompanying table. Information in the table is as of June 30, 2011. As with any accounting estimate or other data, changes in fair values and investment ratings may occur at any time.
PRIVATELY ISSUED MORTGAGE-BACKED SECURITIES (a)

				As a percentage of carrying value
			Net
			unrealized					Current
	Amortized	Fair	gains	AAA	Investment	Senior	Credit	payment
Collateral type	cost	value	(losses)	rated	grade	tranche	enhancement (b)	status(c)
		(in thousands)
Investment securities available for sale:
Residential mortgage loans:
Prime — Fixed	$73,680	78,232	4,552	45%	65%	99%	5%	100%
Prime — Hybrid ARMs	1,268,212	1,112,600	(155,612)	2	44	95	7	85
Alt-A — Hybrid ARMs	151,671	101,827	(49,844)	—	13	85	9	88
Other	14,184	13,543	(641)	7	7	74	14	88

	1,507,747	1,306,202	(201,545)	4	42	94	8	86
Commercial mortgage loans	21,095	17,233	(3,862)	25	100	100	100	100

	1,528,842	1,323,435	(205,407)	4%	42%	94%	9%	86%

Investment securities held to maturity:
Residential and commercial mortgage loans	292,034	189,776	(102,258)	38%	38%	87%	23%	100%

	$1,820,876	1,513,211	(307,665)	9%	42%	93%	12%	88%

(a)	All information is as of June 30, 2011.
(b)	Weighted-average credit enhancement is calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure.

(c)	Represents percentage of amortized cost related to bonds for which the full amount of all contractually required principal and interest payments expected at acquisition continue to be received.

     Reflecting the credit stress associated with residential mortgage loans, trading activity for privately issued mortgage-backed securities has been dramatically reduced. In estimating values for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Because of the reduced activity and lack of observable valuation inputs, the Company considers the estimated fair value associated with its holdings of privately issued mortgage-backed securities to be Level 3 valuations. To assist in the determination of fair value for its privately issued mortgage-backed securities, the Company engaged two independent pricing sources at June 30, 2011 and December 31, 2010. GAAP provides guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. In consideration of that guidance, the Company performed internal modeling to estimate the cash flows and fair value of privately issued residential mortgage-backed securities with an amortized cost basis of $1.4 billion at June 30, 2011 and $1.5 billion at December 31, 2010. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds. In estimating those cash flows, the Company used conservative assumptions as to future delinquency, default and loss rates in order to mitigate exposure that might be attributable to the risk that actual future credit losses could exceed assumed credit losses. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities. To determine the most representative fair value for those bonds under current market conditions, the Company computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. Weightings applied to internal model valuations were generally dependent on bond structure and collateral type, with prices for bonds in non-senior tranches generally receiving lower weightings on the internal model results and greater weightings of the valuation data provided by the independent pricing sources. The average weight placed on internal model valuations at June 30, 2011 was 34%, compared with a 66% weighting on valuations provided by the independent sources. Generally, the range of weights placed on internal valuations was between 0% and 40%. Further information concerning the Company’s valuations of privately issued mortgage-backed securities can be found in note 12 of Notes to Financial Statements.
     During the quarter ended June 30, 2011 the Company recognized $27 million (pre-tax) of other-than-temporary impairment losses related to privately issued mortgage-backed securities with an amortized cost basis (before impairment charge) of $244 million. Approximately $2 million of such losses related to mortgage-backed securities in the Company’s held-to-maturity portfolio. In assessing impairment losses for debt securities, the Company performed internal modeling to estimate bond-specific cash flows, which considered the placement of the bond in the overall securitization structure and the remaining levels of subordination.
     For privately issued residential mortgage-backed securities in the Company’s available-for-sale portfolio, the model utilized assumptions about the underlying performance of the mortgage loan collateral considering recent collateral performance and future assumptions regarding default and loss severity. At June 30, 2011, projected model default percentages on the underlying mortgage loan collateral ranged from 1% to 45% and loss severities ranged from 30% to 70%. For bonds in which the Company has recognized an other-than-temporary impairment charge, the weighted-average percentage of default collateral was 24% and the weighted-average loss severity was 52%. For bonds without other-than-temporary impairment losses, the weighted-average default percentage and loss severity were 11% and 42%, respectively. Underlying mortgage loan collateral cash flows, after considering the impact of estimated credit losses, were distributed by the model to the various securities within the securitization structure to determine the timing and extent of losses at the bond-level, if any. Despite continuing high levels of delinquencies and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of individual bonds, the Company has concluded that as of June 30, 2011 its remaining privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in the remainder of 2011 and later years that could impact the Company’s conclusions. Management has modeled cash flows from privately issued mortgage-backed securities under various scenarios and has concluded that even if home price depreciation and current delinquency trends persist for an extended period of time, the Company’s principal losses on its privately issued mortgage-backed securities would be substantially less than their current fair valuation losses.
     During the second quarter of 2011, the Company recognized a $2 million (pre-tax) other-than-temporary impairment charge related to CMOs in the held-to-maturity portfolio having an amortized cost (before impairment charge) of $2 million. Similar to its evaluation of available-for-sale privately issued mortgage-backed securities, the Company assessed impairment losses on those CMOs by performing internal modeling to estimate bond-specific cash flows, which considered the placement of the bond in the overall securitization structure and the remaining subordination levels. In total, at June 30, 2011 and December 31, 2010, the Company had in its held-to-maturity portfolio CMOs with an amortized cost basis of $292 million and $313 million (after impairment charges), respectively, and a fair value of $190 million and $198 million, respectively.
     At June 30, 2011, the Company also had net pre-tax unrealized losses of $29 million on $191 million of trust preferred securities issued by financial institutions, securities backed by trust preferred securities issued by financial institutions and other entities, and other debt securities (reflecting $1 million of unrealized losses on $10 million of securities using a Level 3 valuation). After evaluating the expected repayment performance of financial institutions where trust preferred securities were held directly by the Company or were within the CDOs backed by trust preferred securities obtained in acquisitions, the Company did not recognize any other-than-temporary impairment losses related to those securities during the quarter ended June 30, 2011.
     Information comparing the amortized cost and fair value of investment securities is included in note 3 of Notes to Financial Statements.
     As of June 30, 2011, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to closely monitor the performance of the privately issued mortgage-backed securities and other securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any additional other-than-temporary impairment charge related to held-to-maturity securities could result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of Notes to Financial Statements.
     Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $117 million or $.93 per common share, at June 30, 2011, $115 million, or $.96 per common share, at June 30, 2010 and $121 million or $1.01 per common share, at December 31, 2010.
     Cash dividends declared on M&T’s common stock totaled approximately $88 million in the recent quarter, compared with $84 million and $85 million in the quarters ended June 30, 2010 and March 31, 2011, respectively, and represented a quarterly dividend of $.70 per common share in each of those quarters. Common stock dividends during the six-month periods ended June 30, 2011 and 2010 were $173 million and $167 million, respectively. Cash dividends declared on preferred stock were as follows:

	1st Qtr.	2nd Qtr.	Year-to-date
		(in thousands)
Series A — 2011	$7,500	7,654	15,154
Series A — 2010	7,500	7,500	15,000
Series B — 2011	1,104	—	1,104
Series B — 2010	662	663	1,325
Series C — 2011	1,894	1,894	3,788
Series C — 2010	1,894	1,894	3,788

Totals — 2011	$10,498	9,548	20,046

Totals — 2010	$10,056	10,057	20,113

     On May 18, 2011, M&T redeemed $370 million of the Series A Preferred Stock originally issued on December 23, 2008 to the U.S. Treasury. The Series B Preferred Stock was converted to M&T common stock on April 1, 2011. There were no dividends declared during the recent quarter on the M&T Series D Preferred Stock, which was issued on May 31, 2011. Dividends on that series of preferred stock, if declared, will be paid semiannually.
     The Company did not repurchase any shares of its common stock during 2010 or the first half of 2011.
     Federal regulators generally require banking institutions to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “Tier 1 leverage” ratio guideline of 3% of the quarterly average of total assets. As of June 30, 2011, Tier 1 capital included trust preferred securities of $1.1 billion as described in note 5 of Notes to Financial Statements and total capital further included subordinated capital notes of $1.7 billion. Pursuant to the Dodd-Frank Act, trust preferred securities will be phased-out of the definition of Tier 1 capital of bank holding companies.

     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A., as of June 30, 2011 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS
June 30, 2011

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Tier 1 capital	9.52%	8.12%	33.03%
Total capital	13.20%	11.41%	34.10%
Tier 1 leverage	9.80%	8.35%	23.79%
Segment Information
As required by GAAP, the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 14 of Notes to Financial Statements.
     The Business Banking segment’s net income aggregated $27 million in the second quarter of 2011, comparable to the corresponding 2010 quarter and the initial quarter of 2011. As compared with 2010’s second quarter, the recent quarter’s $2 million decline in the provision for credit losses, due to lower net charge-offs of loans, and a $2 million rise in net interest income (reflecting the impact of the Wilmington Trust acquisition) were partially offset by higher personnel expenses totaling $2 million and lower fees earned for providing deposit account services. As compared with the first quarter of 2011, a $3 million improvement in net interest income in the recent quarter (reflecting the impact of the Wilmington Trust acquisition) was partially offset by increases in personnel, advertising and promotion expenses. Net income recorded by the Business Banking segment totaled $53 million and $52 million for the first six months of 2011 and 2010, respectively. That growth in net income was largely attributable to a $7 million decline in the provision for credit losses, due to lower net charge-offs of loans, partially offset by a $2 million decline in fees earned for providing deposit account services and higher personnel costs of $2 million.
     The Commercial Banking segment contributed net income of $95 million for the three-month period ended June 30, 2011, a 17% increase from the $82 million earned in the year-earlier quarter and 8% higher than the $88 million recorded in 2011’s initial quarter. Factors contributing to the recent quarter’s improved performance as compared with the corresponding 2010 quarter include: a $16 million rise in net interest income (about two-thirds of which related to the Wilmington Trust acquisition), resulting from a $1.9 billion increase in average loan balances (reflecting the impact of the Wilmington Trust acquisition) and a 10 basis point expansion of the net interest margin on loans; an increase in other noninterest revenues totaling $10 million, including $6 million of gains from the sale of previously leased equipment; and an $8 million rise in credit-related fees, including fees earned for providing loan syndication services. Partially offsetting those factors were a $7 million increase in the provision for credit losses, due predominately to a rise in net charge-offs of loans, and a $4 million rise in personnel costs. As compared with the first quarter of 2011, a $1.5 billion rise in average loan balances (reflecting the impact of the Wilmington Trust acquisition) resulted in a $9 million increase in the recent quarter’s net interest income. The majority of that increase in net interest income related to the Company’s expanded presence in the Mid-Atlantic region as a result of the Wilmington Trust acquisition. The Commercial Banking segment’s net contribution increased to $183 million in the first half of 2011, a 16% improvement from the $158 million earned in the corresponding 2010 period.

The higher net income was attributable to a $28 million increase in net interest income and a $13 million rise in credit-related fees, including fees earned for providing loan syndication services. The improvement in net interest income was largely attributable to increases in the average balances of this segment’s loans and deposits of $1.3 billion each.
     Net income in the Commercial Real Estate segment totaled $65 million in the recent quarter, 49% above the $44 million recorded in the second quarter of 2010 and 33% higher than the $49 million earned in the three months ended March 31, 2011. The improvement in net income in 2011’s second quarter as compared with the year-earlier quarter was the result of reduced foreclosure-related costs totaling $18 million and a $16 million increase in net interest income. That latter improvement was due to a 22 basis point widening of the net interest margin on loans and a $1.6 billion increase in average loan balances. Nearly two-thirds of the increase in net interest income reflects the impact of the Wilmington Trust acquisition. Compared with the initial 2011 quarter, an $18 million recent quarter decline in foreclosure-related costs and a $9 million increase in net interest income were the main factors contributing to the improved performance. The increase in net interest income resulted from a $1.2 billion increase in average loan balances (reflecting the impact of the Wilmington Trust acquisition). Through June 30, net income for this segment increased 30% to $114 million in 2011 from $87 million in 2010. The most significant contributors to the year-over-year increase in net income were a $26 million rise in net interest income, resulting from a 27 basis point widening of the net interest margin on loan balances and an $866 million rise in average loan balances, and lower foreclosure-related expenses of $16 million.
     The Discretionary Portfolio segment recorded net income of $58 million during the quarter ended June 30, 2011, compared with a net loss of $4 million in the year-earlier quarter and net income of $16 million in the first quarter of 2011. Included in this segment’s results for the recent quarter and the first quarter of 2011 were $111 million and $39 million, respectively, of gains realized on the sale of investment securities, predominately comprised of residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, collateralized debt obligations and capital preferred securities. Also reflected in this segment’s results were other-than-temporary impairment charges (relating primarily to privately issued CMOs), which totaled $27 million, $10 million and $16 million during the quarters ended June 30, 2011, June 30, 2010, and March 31, 2011, respectively. Excluding the impact of those securities gains and losses, the Discretionary Portfolio segment contributed net income of $8 million in the recent quarter, compared with $2 million and $3 million in the second quarter of 2010 and the initial 2011 quarter. The improved performance in the recent quarter as compared with the earlier quarters reflects a widening of the net interest margin on investment securities that contributed to higher net interest income. The Discretionary Portfolio’s net income totaled $74 million for the first six months of 2011, compared with a net loss of $20 million in the year-earlier period. Excluding securities gains and losses, net income recorded in this segment totaled $11 million in the first half of 2011, compared with $1 million in the first six months of 2010. That improvement was due to a $27 million rise in net interest income, resulting from a 77 basis point widening of this segment’s net interest margin on investment securities, partially offset by a $7 million rise in intersegment costs related to a higher proportion of residential real estate loans being retained for portfolio in 2011.
     Net income from the Residential Mortgage Banking segment aggregated $6 million in the recent quarter, improved from a net loss of $467 thousand in the second quarter of 2010 and net income of $5 million earned in 2011’s initial quarter. The recent quarter’s favorable performance as compared with the year-earlier quarter was primarily the result of an $11 million decline in the provision for credit losses, the result of a decrease in net charge-

offs of loans. The higher net income in the second quarter of 2011 compared with the initial quarter of 2011 was largely attributable to a $2 million decline in personnel costs. Net income earned for the six-month periods ended June 30, 2011 and 2010 totaled $11 million and $128 thousand, respectively. The predominant contributor to the rise in net income was a $19 million decline in the provision for credit losses, due to lower net charge-offs of loans.
     Net income recorded by the Retail Banking segment aggregated $55 million, $67 million and $53 million during the three-month periods ended June 30, 2011, June 30, 2010, and March 31, 2011, respectively. The 19% decline in net income in the recent quarter as compared with the similar 2010 quarter was largely due to an $8 million decrease in fees earned for providing deposit account services and $5 million increases in each of personnel and other non-interest expenses that were due in part to the Wilmington Trust acquisition. As compared with the first quarter of 2011, a $12 million rise in fees earned for providing deposit account services was offset, in large part, by higher personnel costs of $7 million that were due in part to the Wilmington Trust acquisition and professional services of $2 million. For both quarter-to-quarter comparisons, the favorable effect on net interest income of higher deposit balances (reflecting the impact of the Wilmington Trust acquisition) was offset by a narrowing of the net interest margin on deposits. The Retail Banking segment earned $107 million in the first half of 2011, 15% below the $126 million recorded in the first six months of 2010. Contributing to the unfavorable performance in the 2011 period as compared with 2010 were: a $17 million decline in fees earned for providing deposit account services; higher advertising and promotion costs of $4 million; a $3 million decrease in net interest income; and $3 million increases in each of personnel costs and professional services expenses. The decrease in net interest income was largely attributable to a 15 basis point narrowing of the net interest margin on deposit balances, partially offset by a $1.1 billion increase to this segment’s average deposit balances (reflecting the impact of the Wilmington Trust acquisition). An $11 million reduction in the provision for credit losses, the result of lower net charge-offs of loans, offset a portion of the unfavorable factors.
     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related gains and expenses resulting from acquisitions of financial institutions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes the CCS and WAS activities obtained in the acquisition of Wilmington Trust on May 16, 2011 and the pre-acquisition trust activities of the Company. As of June 30, 2011 those activities were being operated as separate business lines. Revenues for CCS, WAS and the non Wilmington Trust-related trust activities were $26 million, $18 million and $29 million in the recent quarter. Individually and combined the net income of those activities did not exceed 10% of the Company’s net income in the recent quarter. The various components of the “All Other” category resulted in net income of $17 million in the quarter ended June 30, 2011, compared with net losses totaling $26 million and $31 million in the year-earlier quarter and in the initial quarter of 2011, respectively. The recent quarter’s improvement as compared with the two earlier periods reflects a $65 million non-taxable gain on the Wilmington Trust acquisition offset, in part, by after-tax merger-related expenses incurred in the recent quarter of $23 million ($37 million pre-tax) and the unfavorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses.

The “All Other” category incurred net losses of $27 million and $64 million for the first six months of 2011 and 2010, respectively. The $65 million non-taxable merger-related gain related to the acquisition of Wilmington Trust and $26 million of after-tax effect ($41 million pre-tax) merger-related expenses incurred in the first half of 2011 (there were no merger-related costs in the first half of 2010) were the main factors contributing to the year-over-year improvement.
Recent Accounting Developments
In June 2011, the FASB issued amended presentation guidance relating to comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity and now require the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. With either approach, an entity is required to present reclassification adjustments for items reclassified from other comprehensive income to net income in the statement(s). The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company intends to comply with the new presentation guidance when it becomes effective.
     In May 2011, the FASB issued amended accounting and disclosure guidance relating to fair value measurements. The amendments were the result of the FASB and the International Accounting Standards Board developing common requirements for measuring fair value and for disclosing information about fair value measurements. The amendments change the wording used to describe several of the requirements for measuring fair value and for disclosing information about fair value measurements, but generally do not result in a change in the application of the existing guidance. The guidance is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company intends to comply with the amended accounting and disclosure guidance when it becomes effective, but does not anticipate that the adoption of this guidance will have a significant impact on any of its fair value measurements.
     In April 2011, the FASB issued amended accounting guidance relating to the assessment of effective control for repurchase agreements. The amendments remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments also remove the collateral maintenance implementation guidance related to that criterion. The guidance is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Company does not anticipate that the adoption of this guidance will have a significant effect on the reporting of its financial position or results of its operations.
     In April 2011, the FASB issued amended accounting and disclosure guidance relating to a creditor’s determination of whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. As a result of the application of the amendments, receivables previously measured under loss contingency guidance that are newly considered impaired should be disclosed, along with the related allowance for credit losses, as of the end of the period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The deferred credit risk disclosure guidance issued in July 2010 relating to troubled debt restructurings will now be effective for interim and annual periods beginning on or after June 15, 2011. The Company intends to comply with the new accounting and disclosure requirements. The Company does not anticipate that the adoption of this guidance will have a significant effect on the reporting of its financial position or results of its operations.
     In December 2010, the FASB issued amended disclosure guidance relating to the pro forma information for business combinations that occurred in the current reporting period. The amended disclosure states that if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has complied with these disclosure requirements in the reporting of pro forma information in note 2 of Notes to Financial Statements with respect to its business combination with Wilmington Trust.
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

M&T BANK CORPORATION AND SUBSIDIARIES
Table 1
QUARTERLY TRENDS

	2011 Quarters		2010 Quarters
	Second	First	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable—equivalent basis)	$694,721	673,810	688,855	691,765	690,889	682,309
Interest expense	102,051	98,679	108,628	116,032	117,557	120,052

Net interest income	592,670	575,131	580,227	575,733	573,332	562,257
Less: provision for credit losses	63,000	75,000	85,000	93,000	85,000	105,000
Other income	501,656	314,420	286,938	289,899	273,557	257,706
Less: other expense	576,895	499,571	469,274	480,133	476,068	489,362

Income before income taxes	454,431	314,980	312,891	292,499	285,821	225,601
Applicable income taxes	125,605	102,380	102,319	94,619	90,967	68,723
Taxable—equivalent adjustment	6,468	6,327	6,130	5,865	6,105	5,923

Net income	$322,358	206,273	204,442	192,015	188,749	150,955

Net income available to common shareholders—diluted	$297,179	190,121	189,678	176,789	173,597	136,431
Per common share data
Basic earnings	$2.43	1.59	1.59	1.49	1.47	1.16
Diluted earnings	2.42	1.59	1.59	1.48	1.46	1.15
Cash dividends	$.70	.70	.70	.70	.70	.70
Average common shares outstanding
Basic	122,181	119,201	118,613	118,320	118,054	117,765
Diluted	122,796	119,852	119,503	119,155	118,878	118,256

Performance ratios, annualized
Return on
Average assets	1.78%	1.23%	1.18%	1.12%	1.11%	.89%
Average common shareholders’ equity	14.94%	10.16%	10.03%	9.56%	9.67%	7.86%
Net interest margin on average earning assets (taxable—equivalent basis)	3.75%	3.92%	3.85%	3.87%	3.84%	3.78%
Nonaccrual loans to total loans and leases, net of unearned discount	2.15%	2.32%	2.38%	2.16%	2.13%	2.60%
Efficiency ratio (a)	57.12%	57.18%	54.08%	54.95%	54.77%	57.82%

Net operating (tangible) results (b)
Net operating income (in thousands)	$289,487	216,360	196,235	200,225	197,752	160,953
Diluted net operating income per common share	2.16	1.67	1.52	1.55	1.53	1.23
Annualized return on
Average tangible assets	1.69%	1.36%	1.20%	1.24%	1.23%	1.00%
Average tangible common shareholders’ equity	24.40%	20.16%	18.43%	19.58%	20.36%	17.34%
Efficiency ratio (a)	55.56%	55.75%	52.55%	53.40%	53.06%	55.88%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$72,454	68,045	68,502	67,811	68,334	68,883
Total tangible assets (c)	68,777	64,423	64,869	64,167	64,679	65,216
Earning assets	63,382	59,431	59,737	59,066	59,811	60,331
Investment securities	6,394	7,219	7,541	7,993	8,376	8,172
Loans and leases, net of unearned discount	55,461	51,972	51,141	50,835	51,278	51,948
Deposits	54,457	49,680	49,271	47,530	47,932	47,394
Common shareholders’ equity (c)	8,096	7,708	7,582	7,444	7,302	7,136
Tangible common shareholders’ equity (c)	4,419	4,086	3,949	3,800	3,647	3,469

At end of quarter
Total assets (c)	$77,727	67,881	68,021	68,247	68,154	68,439
Total tangible assets (c)	73,995	64,263	64,393	64,609	64,505	64,778
Earning assets	67,837	58,822	59,434	59,388	59,368	59,741
Investment securities	6,492	6,507	7,151	7,663	8,098	8,105
Loans and leases, net of unearned discount	58,541	52,119	51,990	50,792	51,061	51,444
Deposits	59,229	50,548	49,805	48,655	47,523	47,538
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	8,380	7,758	7,611	7,488	7,360	7,177
Tangible common shareholders’ equity (c)	4,648	4,140	3,983	3,850	3,711	3,516
Equity per common share	66.71	64.43	63.54	62.69	61.77	60.40
Tangible equity per common share	37.00	34.38	33.26	32.23	31.15	29.59

Market price per common share
High	$90.76	91.05	87.87	95.00	96.15	85.00
Low	83.31	84.63	72.03	81.08	74.11	66.32
Closing	87.95	88.47	87.05	81.81	84.95	79.38

(a)	Excludes impact of merger—related gains and expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger—related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 2.

(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 2.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON—GAAP MEASURES

	2011 Quarters		2010 Quarters
	Second	First	Fourth	Third	Second	First

Income statement data
In thousands, except per share
Net income
Net income	$322,358	206,273	204,442	192,015	188,749	150,955
Amortization of core deposit and other intangible assets (a)	8,974	7,478	8,054	8,210	9,003	9,998
Merger—related gain (a)	(64,930)	—	(16,730)	—	—	—
Merger—related expenses (a)	23,085	2,609	469	—	—	—

Net operating income	$289,487	216,360	196,235	200,225	197,752	160,953

Earnings per common share
Diluted earnings per common share	$2.42	1.59	1.59	1.48	1.46	1.15
Amortization of core deposit and other intangible assets (a)	.07	.06	.07	.07	.07	.08
Merger—related gain (a)	(.52)	—	(.14)	—	—	—
Merger—related expenses (a)	.19	.02	—	—	—	—

Diluted net operating earnings per common share	$2.16	1.67	1.52	1.55	1.53	1.23

Other expense
Other expense	$576,895	499,571	469,274	480,133	476,068	489,362
Amortization of core deposit and other intangible assets	(14,740)	(12,314)	(13,269)	(13,526)	(14,833)	(16,475)
Merger—related expenses	(36,996)	(4,295)	(771)	—	—	—

Noninterest operating expense	$525,159	482,962	455,234	466,607	461,235	472,887

Merger—related expenses
Salaries and employee benefits	$15,305	7	7	—	—	—
Equipment and net occupancy	25	79	44	—	—	—
Printing, postage and supplies	318	147	74	—	—	—
Other costs of operations	21,348	4,062	646	—	—	—

Total	$36,996	4,295	771	—	—	—

Balance sheet data
In millions
Average assets
Average assets	$72,454	68,045	68,502	67,811	68,334	68,883
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(198)	(119)	(132)	(146)	(160)	(176)
Deferred taxes	46	22	24	27	30	34

Average tangible assets	$68,777	64,423	64,869	64,167	64,679	65,216

Average common equity
Average total equity	$8,812	8,451	8,322	8,181	8,036	7,868
Preferred stock	(716)	(743)	(740)	(737)	(734)	(732)

Average common equity	8,096	7,708	7,582	7,444	7,302	7,136

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(198)	(119)	(132)	(146)	(160)	(176)
Deferred taxes	46	22	24	27	30	34

Average tangible common equity	$4,419	4,086	3,949	3,800	3,647	3,469

At end of quarter
Total assets
Total assets	$77,727	67,881	68,021	68,247	68,154	68,439
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(275)	(113)	(126)	(139)	(152)	(167)
Deferred taxes	68	20	23	26	28	31

Total tangible assets	$73,995	64,263	64,393	64,609	64,505	64,778

Total common equity
Total equity	$9,244	8,508	8,358	8,232	8,102	7,916
Preferred stock	(861)	(743)	(741)	(738)	(735)	(733)
Undeclared dividends — cumulative preferred stock	(3)	(7)	(6)	(6)	(7)	(6)

Common equity, net of undeclared cumulative preferred dividends	8,380	7,758	7,611	7,488	7,360	7,177

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(275)	(113)	(126)	(139)	(152)	(167)
Deferred taxes	68	20	23	26	28	31

Total tangible common equity	$4,648	4,140	3,983	3,850	3,711	3,516

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE—EQUIVALENT RATES

	2011 Second Quarter			2011 First Quarter			2010 Fourth Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$14,623	$141,723	3.89%	13,573	131,619	3.93%	13,013	133,562	4.07%
Real estate — commercial	22,471	257,787	4.59	21,003	247,276	4.71	20,624	249,720	4.84
Real estate — consumer	6,559	81,943	5.00	6,054	76,642	5.06	5,910	76,024	5.15
Consumer	11,808	148,028	5.03	11,342	143,519	5.13	11,594	151,300	5.18

Total loans and leases, net	55,461	629,481	4.55	51,972	599,056	4.67	51,141	610,606	4.74

Interest-bearing deposits at banks	804	479	.24	115	36	.13	110	43	.15
Federal funds sold and agreements to resell securities	622	137	.09	15	19	.53	780	381	.19
Trading account	101	331	1.32	110	442	1.61	165	375	.91
Investment securities**
U.S. Treasury and federal agencies	3,436	33,227	3.88	4,089	42,078	4.17	4,237	43,246	4.05
Obligations of states and political subdivisions	250	3,439	5.51	250	3,479	5.64	256	3,663	5.69
Other	2,708	27,627	4.09	2,880	28,700	4.04	3,048	30,541	3.98

Total investment securities	6,394	64,293	4.03	7,219	74,257	4.17	7,541	77,450	4.07

Total earning assets	63,382	694,721	4.40	59,431	673,810	4.60	59,737	688,855	4.58

Allowance for credit losses	(913)			(914)			(910)
Cash and due from banks	1,116			1,091			1,111
Other assets	8,869			8,437			8,564

Total assets	$72,454			68,045			68,502

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$742	274	.15	628	202	.13	608	212	.14
Savings deposits	30,043	20,757	.28	27,669	19,239	.28	27,545	21,860	.31
Time deposits	6,657	19,310	1.16	5,700	19,071	1.36	6,034	21,232	1.40
Deposits at Cayman Islands office	820	193	.09	1,182	394	.14	809	352	.17

Total interest-bearing deposits	38,262	40,534	.42	35,179	38,906	.45	34,996	43,656	.49

Short-term borrowings	707	147	.08	1,344	492	.15	1,439	633	.17
Long-term borrowings	7,076	61,370	3.48	7,368	59,281	3.26	8,141	64,339	3.14

Total interest-bearing liabilities	46,045	102,051	.89	43,891	98,679	.91	44,576	108,628	.97

Noninterest-bearing deposits	16,195			14,501			14,275
Other liabilities	1,402			1,202			1,329

Total liabilities	63,642			59,594			60,180

Shareholders’ equity	8,812			8,451			8,322

Total liabilities and shareholders’ equity	$72,454			68,045			68,502

Net interest spread			3.51			3.69			3.61
Contribution of interest-free funds			.24			.23			.24

Net interest income/margin on earning assets		$592,670	3.75%		575,131	3.92%		580,227	3.85%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.
(continued)

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3 (continued)
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE—EQUIVALENT RATES (continued)

	2010 Third Quarter			2010 Second Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$12,856	$128,578	3.97%	13,096	131,460	4.03%
Real estate — commercial	20,612	250,038	4.85	20,759	240,728	4.64
Real estate — consumer	5,680	75,312	5.30	5,653	75,643	5.35
Consumer	11,687	153,763	5.22	11,770	153,728	5.24

Total loans and leases, net	50,835	607,691	4.74	51,278	601,559	4.71

Interest—bearing deposits at banks	92	34	.15	81	5	.02
Federal funds sold and agreements to resell securities	64	41	.26	10	11	.41
Trading account	82	134	.65	66	159	.96
Investment securities**
U.S. Treasury and federal agencies	4,541	48,018	4.20	4,758	51,282	4.32
Obligations of states and political subdivisions	271	3,740	5.48	272	3,963	5.85
Other	3,181	32,107	4.00	3,346	33,910	4.07

Total investment securities	7,993	83,865	4.16	8,376	89,155	4.27

Total earning assets	59,066	691,765	4.65	59,811	690,889	4.63

Allowance for credit losses	(908)			(905)
Cash and due from banks	1,081			1,068
Other assets	8,572			8,360

Total assets	$67,811			68,334

Liabilities and shareholders’ equity
Interest—bearing liabilities
Interest—bearing deposits
NOW accounts	$592	219	.15	619	219	.14
Savings deposits	26,177	21,453	.33	25,942	21,464	.33
Time deposits	6,312	23,309	1.46	6,789	26,254	1.55
Deposits at Cayman Islands office	802	315	.16	972	376	.16

Total interest—bearing deposits	33,883	45,296	.53	34,322	48,313	.56

Short—term borrowings	1,858	760	.16	1,763	726	.17
Long—term borrowings	8,948	69,976	3.10	9,454	68,518	2.91

Total interest—bearing liabilities	44,689	116,032	1.03	45,539	117,557	1.04

Noninterest—bearing deposits	13,647			13,610
Other liabilities	1,294			1,149

Total liabilities	59,630			60,298

Shareholders’ equity	8,181			8,036

Total liabilities and shareholders’ equity	$67,811			68,334

Net interest spread			3.62			3.59
Contribution of interest—free funds			.25			.25

Net interest income/margin on earning assets		$575,733	3.87%		573,332	3.84%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of June 30, 2011.
     (b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. On May 16, 2011, M&T completed its acquisition of Wilmington Trust. At June 30, 2011, some of the former operations of Wilmington Trust continued to operate under pre-acquisition systems of internal control over financial reporting. M&T has extended its internal control oversight and monitoring processes to include the acquired operations of the former Wilmington Trust. Except as described above, no changes occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against M&T or its subsidiaries will be material to the Company’s consolidated financial position. On an on-going basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $40 million. Although the Company does not believe that the outcome of pending litigations will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.
Item 1A. Risk Factors.
     In addition to the risk factors relating to M&T that were disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2010, the following additional risk factors exist specifically relating to the impact of the Wilmington Trust acquisition:
     (a) The merger of M&T and Wilmington Trust and the integration of the companies may be more difficult, costly or time consuming than expected. It is possible that the integration process could result in the loss of key employees or disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect M&T’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. As with any merger of banking institutions, there also may be business disruptions that cause M&T to lose customers or cause customers to withdraw their deposits from M&T’s banking subsidiaries. The success of the combined company following the merger may depend in large part on the ability to integrate the two business models and cultures. If M&T is not able to successfully integrate operations associated with the Wilmington Trust acquisition, the expected benefits of the merger may not be realized.
     (b) M&T may fail to realize the cost savings estimated for the merger. M&T estimates that it will achieve cost savings from the merger when the two companies have been fully integrated. While M&T continues to be comfortable with these expectations, it is possible that the estimates of the potential cost savings could turn out to be incorrect. The cost savings estimates also assume the ability to combine the businesses of M&T and Wilmington Trust in a manner that permits those cost savings to be realized. If the estimates turn out to be incorrect or M&T is not able to successfully combine the two companies, the anticipated cost saving may not be fully realized or realized at all, or may take longer to realize than expected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) — (b) Not applicable.
(c)

Issuer Purchases of Equity Securities
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a) Total		as Part of	that may yet
	Number	(b) Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased (1)	(or Unit)	Programs	Programs (2)

April 1 — April 30, 2011	1,214	$88.37	—	2,181,500
May 1 — May 31, 2011	1,031	87.62	—	2,181,500
June 1 — June 30, 2011	698	88.09	—	2,181,500

Total	2,943	$88.04	—

(1)	The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.

(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

Item 3.	Defaults Upon Senior Securities. (Not applicable.)

Item 4.	(Removed and Reserved).

Item 5.	Other Information. (None.)

Item 6. Exhibits.
     The following exhibits are filed as a part of this report.

Exhibit
No.
3.1	Certificate of Amendment to Certificate of Incorporation with respect to Perpetual 6.875% Non-Cumulative Preferred Stock, Series D, dated May 26, 2011 (incorporated by reference to Exhibit 99.2 of M&T Bank Corporation’s Form 8-K dated May 26, 2011).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.2	Amendment to Replacement Capital Covenant of M&T Bank Corporation, dated as of May 27, 2011, amending the Replacement Capital Covenant, dated as of January 31, 2008 (incorporated by reference to Exhibit 99.2 of M&T Bank Corporation’s Form 8-K dated May 26, 2011).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION
Date: August 9, 2011	By:	/s/ René F. Jones
René F. Jones
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.
3.1	Certificate of Amendment to Certificate of Incorporation with respect to Perpetual 6.875% Non-Cumulative Preferred Stock, Series D, dated May 26, 2011 (incorporated by reference to Exhibit 99.2 of M&T Bank Corporation’s Form 8-K dated May 26, 2011).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.2	Amendment to Replacement Capital Covenant of M&T Bank Corporation, dated as of May 27, 2011, amending the Replacement Capital Covenant, dated as of January 31, 2008 (incorporated by reference to Exhibit 99.2 of M&T Bank Corporation’s Form 8-K dated May 26, 2011).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.