Form 10-Q
period 2011-09-30
M&T BANK CORP
filed 2011-11-09
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on October 31, 2011: 125,626,022 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

Dollars in thousands, except per share	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$1,349,057	908,755
Interest-bearing deposits at banks	2,226,779	101,222
Federal funds sold	5,000	25,000
Trading account	605,557	523,834
Investment securities (includes pledged securities that can be sold or repledged of $1,876,435 at September 30, 2011; $1,937,817 at December 31, 2010)
Available for sale (cost: $5,717,180 at September 30, 2011; $5,494,377 at December 31, 2010)	5,635,878	5,413,492
Held to maturity (fair value: $1,097,215 at September 30, 2011; $1,225,253 at December 31, 2010)	1,161,837	1,324,339
Other (fair value: $376,082 at September 30, 2011; $412,709 at December 31, 2010)	376,082	412,709
Total investment securities	7,173,797	7,150,540
Loans and leases	58,694,038	52,315,942
Unearned discount	(292,774)	(325,560)
Loans and leases, net of unearned discount	58,401,264	51,990,382
Allowance for credit losses	(908,525)	(902,941)
Loans and leases, net	57,492,739	51,087,441
Premises and equipment	569,495	435,837
Goodwill	3,524,625	3,524,625
Core deposit and other intangible assets	257,656	125,917
Accrued interest and other assets	4,659,186	4,138,092
Total assets	$77,863,891	68,021,263
Liabilities
Noninterest-bearing deposits	$19,637,491	14,557,568
NOW accounts	1,754,873	1,393,349
Savings deposits	30,797,655	26,431,281
Time deposits	6,777,499	5,817,170
Deposits at Cayman Islands office	514,871	1,605,916
Total deposits	59,482,389	49,805,284
Federal funds purchased and agreements to repurchase securities	551,471	866,555
Other short-term borrowings	142,927	80,877
Accrued interest and other liabilities	1,563,121	1,070,701
Long-term borrowings	6,748,857	7,840,151
Total liabilities	68,488,765	59,663,568
Shareholders’ equity
Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 381,500 shares at September 30, 2011 and 778,000 shares at December 31, 2010; Liquidation preference of $10,000 per share: 50,000 shares at September 30, 2011 and none at December 31, 2010	862,717	740,657
Common stock, $.50 par, 250,000,000 shares authorized, 125,610,181 shares issued at September 30, 2011; 120,396,611 shares issued at December 31, 2010	62,805	60,198
Common stock issuable, 68,107 shares at September 30, 2011; 71,345 shares at December 31, 2010	4,066	4,189
Additional paid-in capital	2,814,143	2,398,615
Retained earnings	5,823,928	5,426,701
Accumulated other comprehensive income (loss), net	(192,533)	(205,220)
Treasury stock - common, at cost - none at September 30, 2011; 693,974 shares at December 31, 2010	—	(67,445)
Total shareholders’ equity	9,375,126	8,357,695
Total liabilities and shareholders’ equity	$77,863,891	68,021,263

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended September 30		Nine months ended September 30
In thousands, except per share		2011	2010	2011	2010
Interest income	Loans and leases, including fees	$655,581	603,199	$1,873,860	1,788,245
	Deposits at banks	1,164	34	1,679	45
	Federal funds sold	23	9	51	29
	Agreements to resell securities	4	32	132	36
	Trading account	312	94	982	287
	Investment securities
	Fully taxable	60,880	80,043	192,369	250,922
	Exempt from federal taxes	2,387	2,489	7,014	7,506
	Total interest income	720,351	685,900	2,076,087	2,047,070
Interest expense	NOW accounts	354	219	830	638
	Savings deposits	22,664	21,453	62,660	63,366
	Time deposits	17,684	23,309	56,065	79,009
	Deposits at Cayman Islands office	188	315	775	1,016
	Short-term borrowings	222	760	861	2,373
	Long-term borrowings	62,520	69,976	183,171	207,239
	Total interest expense	103,632	116,032	304,362	353,641
	Net interest income	616,719	569,868	1,771,725	1,693,429
	Provision for credit losses	58,000	93,000	196,000	283,000
	Net interest income after provision for credit losses	558,719	476,868	1,575,725	1,410,429
Other income	Mortgage banking revenues	38,141	61,052	125,448	149,612
	Service charges on deposit accounts	121,577	117,733	351,024	367,004
	Trust income	113,652	30,485	218,565	91,582
	Brokerage services income	13,907	12,127	43,129	38,021
	Trading account and foreign exchange gains	4,176	6,035	19,253	14,531
	Gain on bank investment securities	89	1,440	150,186	1,909
	Total other-than-temporary impairment (“OTTI”) losses	(7,649)	(16,486)	(50,374)	(67,052)
	Portion of OTTI losses recognized in other comprehensive income (before taxes)	(1,993)	6,954	(1,839)	8,338
	Net OTTI losses recognized in earnings	(9,642)	(9,532)	(52,213)	(58,714)
	Equity in earnings of Bayview Lending Group LLC	(6,911)	(6,460)	(18,812)	(18,353)
	Other revenues from operations	93,393	77,019	347,878	235,570
	Total other income	368,382	289,899	1,184,458	821,162
Other expense	Salaries and employee benefits	325,197	246,389	891,465	756,296
	Equipment and net occupancy	68,101	54,353	184,434	165,185
	Printing, postage and supplies	10,593	7,820	29,518	25,412
	Amortization of core deposit and other intangible assets	17,401	13,526	44,455	44,834
	FDIC assessments	26,701	18,039	72,404	60,995
	Other costs of operations	214,026	140,006	516,209	392,841
	Total other expense	662,019	480,133	1,738,485	1,445,563
	Income before taxes	265,082	286,634	1,021,698	786,028
	Income taxes	81,974	94,619	309,959	254,309
	Net income	$183,108	192,015	$711,739	531,719

	Net income available to common shareholders
	Basic	$164,668	176,780	$651,941	486,811
	Diluted	164,671	176,789	651,966	486,831

	Net income per common share
	Basic	$1.32	1.49	$5.34	4.12
	Diluted	1.32	1.48	5.32	4.10

	Cash dividends per common share	$.70	.70	$2.10	2.10

	Average common shares outstanding
	Basic	124,575	118,320	122,005	118,048
	Diluted	124,860	119,155	122,521	118,766

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Nine months ended September 30
In thousands		2011	2010
Cash flows from operating activities	Net income	$711,739	531,719
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	196,000	283,000
	Depreciation and amortization of premises and equipment	60,220	51,216
	Amortization of capitalized servicing rights	39,895	42,917
	Amortization of core deposit and other intangible assets	44,455	44,834
	Provision for deferred income taxes	14,530	49,111
	Asset write-downs	64,153	68,430
	Net gain on sales of assets	(183,861)	(3,006)
	Net change in accrued interest receivable, payable	(6,206)	4,764
	Net change in other accrued income and expense	(21,427)	119,728
	Net change in loans originated for sale	316,623	67,172
	Net change in trading account assets and liabilities	49,376	(10,482)
	Net cash provided by operating activities	1,285,497	1,249,403
Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	1,909,427	21,220
	Other	106,925	62,331
	Proceeds from maturities of investment securities
	Available for sale	1,007,612	1,097,531
	Held to maturity	180,475	139,555
	Purchases of investment securities
	Available for sale	(2,569,168)	(414,992)
	Held to maturity	(19,386)	(993,162)
	Other	(30,438)	(7,209)
	Net (increase) decrease in loans and leases	(522,571)	1,087,784
	Net (increase) decrease in interest-bearing deposits at banks	480,708	(268,289)
	Net (increase) decrease in agreements to resell securities	15,000	(425,000)
	Other investments, net	(9,856)	(41,093)
	Capital expenditures, net	(38,030)	(39,380)
	Acquisitions, net of cash acquired
	Banks and bank holding companies	178,940	—
	Purchase of Wilmington Trust Corporation preferred stock	(330,000)	—
	Proceeds from sales of real estate acquired in settlement of loans	181,310	62,609
	Other, net	73,739	(28,198)
	Net cash provided by investing activities	614,687	253,707
Cash flows from financing activities	Net increase in deposits	825,434	1,217,511
	Net decrease in short-term borrowings	(400,752)	(1,230,890)
	Payments on long-term borrowings	(1,750,195)	(1,399,101)
	Proceeds from issuance of preferred stock	495,000	—
	Redemption of preferred stock	(370,000)	—
	Dividends paid - common	(261,589)	(251,125)
	Dividends paid - preferred	(24,815)	(30,169)
	Other, net	7,035	33,647
	Net cash used by financing activities	(1,479,882)	(1,660,127)
	Net increase (decrease) in cash and cash equivalents	420,302	(157,017)
	Cash and cash equivalents at beginning of period	933,755	1,246,342
	Cash and cash equivalents at end of period	$1,354,057	1,089,325
Supplemental disclosure of cash flow information	Interest received during the period	$2,087,083	2,072,464
	Interest paid during the period	320,758	360,289
	Income taxes paid during the period	308,057	214,903
Supplemental schedule of noncash investing and financing activities	Real estate acquired in settlement of loans	$51,046	165,933
	Acquisitions:
	Fair value of:
	Assets acquired (noncash)	10,666,102	—
	Liabilities assumed	10,044,555	—
	Common stock issued	405,557	—
	Retirement of Wilmington Trust Corporation preferred stock	330,000	—
	Increase (decrease) from consolidation of securitization trusts:
	Loans	—	423,865
	Investment securities - available for sale	—	(360,471)
	Long-term borrowings	—	65,419
	Accrued interest and other	—	2,025

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

In thousands, except per share	Preferred stock	Common stock	Common stock issuable	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Treasury stock	Total
2010
Balance - January 1, 2010	$730,235	60,198	4,342	2,442,947	5,076,884	(335,997)	(225,702)	7,752,907
Comprehensive income:
Net income	—	—	—	—	531,719	—	—	531,719
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	140,392	—	140,392
Defined benefit plans liability adjustment	—	—	—	—	—	3,262	—	3,262
Unrealized gain on terminated cash flow hedge	—	—	—	—	—	(211)	—	(211)

								675,162
Preferred stock cash dividends	—	—	—	—	(30,169)	—	—	(30,169)
Amortization of preferred stock discount	7,744	—	—	—	(7,744)	—	—	—
Repayment of management stock ownership program receivable	—	—	—	2,686	—	—	—	2,686
Stock-based compensation plans:
Compensation expense, net	—	—	—	(3,545)	—	—	41,672	38,127
Exercises of stock options, net	—	—	—	(25,639)	—	—	58,892	33,253
Stock purchase plan	—	—	—	(8,482)	—	—	17,480	8,998
Directors’ stock plan	—	—	—	(289)	—	—	1,116	827
Deferred compensation plans, net, including dividend equivalents	—	—	(196)	(295)	(147)	—	611	(27)
Other	—	—	—	1,354	—	—	—	1,354
Common stock cash dividends - $2.10 per share	—	—	—	—	(251,345)	—	—	(251,345)
Balance - September 30, 2010	$737,979	60,198	4,146	2,408,737	5,319,198	(192,554)	(105,931)	8,231,773
2011
Balance - January 1, 2011	$740,657	60,198	4,189	2,398,615	5,426,701	(205,220)	(67,445)	8,357,695
Comprehensive income:
Net income	—	—	—	—	711,739	—	—	711,739
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	6,970	—	6,970
Defined benefit plans liability adjustment	—	—	—	—	—	6,431	—	6,431
Unrealized gain on terminated cash flow hedge	—	—	—	—	—	(211)	—	(211)
Foreign currency translation adjustment	—	—	—	—	—	(503)	—	(503)

								724,426
Acquisition of Wilmington Trust Corporation - common stock issued	—	2,348	—	403,209	—	—	—	405,557
Partial redemption of Series A preferred stock	(370,000)	—	—	—	—	—	—	(370,000)
Conversion of Series B preferred stock into 433,144 shares of common stock	(26,500)	192	—	21,754	—	—	4,554	—
Issuance of Series D preferred stock	500,000	—	—	(5,000)	—	—	—	495,000
Preferred stock cash dividends	—	—	—	—	(34,125)	—	—	(34,125)
Amortization of preferred stock discount	18,560	—	—	—	(18,560)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	36	—	650	—	—	31,666	32,352
Exercises of stock options, net	—	29	—	(6,691)	—	—	30,106	23,444
Directors’ stock plan	—	2	—	414	—	—	612	1,028
Deferred compensation plans, net, including dividend equivalents	—	—	(123)	(203)	(141)	—	507	40
Other	—	—	—	1,395	—	—	—	1,395
Common stock cash dividends - $2.10 per share	—	—	—	—	(261,686)	—	—	(261,686)
Balance - September 30, 2011	$862,717	62,805	4,066	2,814,143	5,823,928	(192,533)	—	9,375,126

NOTES TO FINANCIAL STATEMENTS

1.	Significant accounting policies

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

The Wilmington Trust transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Assets acquired totaled approximately $10.8 billion, including $6.4 billion of loans and leases (including approximately $3.2 billion of commercial real estate loans, $1.4 billion of commercial loans and leases, $1.1 billion of consumer loans and $680 million of residential real estate loans). Liabilities assumed aggregated $10.0 billion, including $8.9 billion of deposits. The common stock issued in the transaction added $406 million to M&T’s common shareholders’ equity. Immediately prior to the closing of the Wilmington Trust transaction, M&T redeemed the $330 million of preferred stock issued by Wilmington Trust as part of the Troubled Asset Relief Program – Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). In connection with the acquisition, the Company recorded $176 million of core deposit and other intangible assets. The core deposit and other intangible assets are generally being amortized over periods of 5 to 7 years using an accelerated method. There was no goodwill recorded as a result of the transaction, however, a non-taxable gain of $65 million was realized, which represented the excess of the fair value of assets acquired less liabilities assumed over consideration exchanged. The acquisition of Wilmington Trust added to M&T’s market-leading position in the Mid-Atlantic region by giving M&T the leading deposit market share in Delaware.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.	Acquisitions, continued

In conjunction with the Wilmington Trust acquisition, the acquired loan portfolio was accounted for at fair value as follows:

May 16, 2011
(in thousands)

Contractually required principal and interest at acquisition	$8,336,755
Contractual cash flows not expected to be collected	(1,209,749)

Expected cash flows at acquisition	7,127,006
Interest component of expected cash flows	(716,576)

Basis in acquired loans at acquisition – estimated fair value	$6,410,430

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

The following table discloses the impact of Wilmington Trust (excluding the impact of the merger-related gain and expenses) since the acquisition on May 16, 2011 through the end of the third quarter of 2011. The table also presents certain pro forma information as if Wilmington Trust had been acquired on January 1, 2010. These results combine the historical results of Wilmington Trust into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date. In particular, no adjustments have been made to eliminate the amount of Wilmington Trust’s provision for credit losses of $42 million in 2011 and $564 million in 2010 or the impact of other-than-temporary impairment losses recognized by Wilmington Trust of $5 million in 2011 and $30 million in 2010 that may not have been necessary had the acquired loans and investment securities been recorded at fair value as of the beginning of 2010. Furthermore, expenses related to systems conversions and other costs of integration of $67 million and the $65 million gain recorded in connection with the acquisition are included in the 2011 periods in which such costs were incurred and gain recognized. Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow.

	Actual since acquisition through	Pro forma Nine months ended September 30
	September 30, 2011	2011	2010
	(in thousands)

Total revenues (a)	$229,842	3,190,437	3,036,507
Net income	9,315	663,048	13,535

(a)	Represents net interest income plus other income.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.	Acquisitions, continued

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

In connection with the Wilmington Trust and K Bank acquisitions, the Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to termination of existing contractual arrangements of Wilmington Trust to purchase various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; travel costs; and printing, postage, supplies and other costs of completing the transactions and commencing operations in new markets and offices. There were no merger-related expenses during the three months or nine months ended September 30, 2010. The Company expects to incur additional merger-related expenses during the remainder of 2011. As of September 30, 2011, the remaining unpaid portion of incurred merger-related expenses was $17 million. A summary of merger-related expenses included in the consolidated statement of income follows.

	Three months ended September 30, 2011	Nine months ended September 30, 2011
	(in thousands)

Salaries and employee benefits	$285	$15,597
Equipment and net occupancy	119	223
Printing, postage and supplies	723	1,188
Other costs of operations	24,876	50,286

	$26,003	$67,294

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
September 30, 2011
Investment securities available for sale:
U.S. Treasury and federal agencies	$69,668	1,360	—	$71,028
Obligations of states and political subdivisions	45,805	1,029	42	46,792
Mortgage-backed securities:
Government issued or guaranteed	3,708,714	168,551	227	3,877,038
Privately issued residential	1,441,491	7,136	233,549	1,215,078
Privately issued commercial	19,446	—	2,617	16,829
Collateralized debt obligations	44,064	10,141	2,851	51,354
Other debt securities	216,635	4,164	39,946	180,853
Equity securities	171,357	8,530	2,981	176,906

	5,717,180	200,911	282,213	5,635,878

Investment securities held to maturity:
Obligations of states and political subdivisions	184,472	6,942	19	191,395
Mortgage-backed securities:
Government issued or guaranteed	686,908	28,507	—	715,415
Privately issued	278,433	—	100,052	178,381
Other debt securities	12,024	—	—	12,024

	1,161,837	35,449	100,071	1,097,215

Other securities	376,082	—	—	376,082

Total	$7,255,099	236,360	382,284	$7,109,175

December 31, 2010
Investment securities available for sale:
U.S. Treasury and federal agencies	$61,772	1,680	18	$63,434
Obligations of states and political subdivisions	59,921	561	57	60,425
Mortgage-backed securities:
Government issued or guaranteed	3,146,054	161,298	1,111	3,306,241
Privately issued residential	1,677,064	10,578	252,081	1,435,561
Privately issued commercial	25,357	—	2,950	22,407
Collateralized debt obligations	95,080	24,754	9,078	110,756
Other debt securities	310,017	26,883	38,000	298,900
Equity securities	119,112	5,098	8,442	115,768

	5,494,377	230,852	311,737	5,413,492

Investment securities held to maturity:
Obligations of states and political subdivisions	191,119	1,944	694	192,369
Mortgage-backed securities:
Government issued or guaranteed	808,108	14,061	—	822,169
Privately issued	312,537	—	114,397	198,140
Other debt securities	12,575	—	—	12,575

	1,324,339	16,005	115,091	1,225,253

Other securities	412,709	—	—	412,709

Total	$7,231,425	246,857	426,828	$7,051,454

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

Gross realized gains on investment securities were $90 thousand and $150 million for the three-month and nine-month periods ended September 30, 2011, respectively. Gross realized losses were not significant in 2011. Gross realized gains and losses on investment securities were not significant during the three-month and nine-month periods ended September 30, 2010. During the second quarter of 2011, the Company sold residential mortgage-backed securities guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) having an aggregate amortized cost of approximately $1.0 billion which resulted in a gain of $66 million (pre-tax). The Company also sold trust preferred securities and collateralized debt obligations during the second quarter of 2011 having an aggregate amortized cost of $136 million and $100 million, respectively, which resulted in gains of $25 million (pre-tax) and $20 million (pre-tax), respectively. During the first quarter of 2011, the Company sold residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac having an aggregate amortized cost of approximately $484 million which resulted in a gain of $39 million (pre-tax).

The Company recognized $10 million and $52 million of pre-tax other-than-temporary impairment losses during the three- and nine-month periods ended September 30, 2011, respectively, related to privately issued mortgage-backed securities. The impairment charges were recognized in light of deterioration of real estate values and continued high levels of delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. Other-than-temporary impairment losses on investment securities of $10 million and $59 million (pre-tax) were recognized by the Company for the three- and nine-month periods ended September 30, 2010. Approximately $12 million of the losses recognized in the second quarter of 2010 related to American Depositary Shares of Allied Irish Banks, p.l.c. (“AIB ADSs”) which were obtained in M&T’s acquisition of a subsidiary of AIB in 2003. The remaining losses in 2010 related to certain privately issued residential mortgage-backed securities and collateralized debt obligations backed by pooled trust preferred securities. The impairment charges related to the AIB ADSs were recognized due to mounting credit and other losses incurred by AIB and significant dilution of AIB common shareholders based on the Irish government’s significant ownership position. The impairment charges related to the privately issued residential mortgage-backed securities were recognized in light of deterioration of housing values in the residential real estate market and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. The other-than-temporary impairment losses on debt securities represent management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance. The following table displays changes in credit losses for debt securities recognized in earnings for the three months and nine months ended September 30, 2011 and 2010.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

	000000000	000000000
	Three months ended September 30
	2011	2010
	(in thousands)
Beginning balance	$298,141	314,263
Additions for credit losses not previously recognized	9,642	9,532
Reductions for increases in cash flows	(90)	(108)
Reductions for bond charge-offs	(23,127)	(11,812)

Ending balance	$284,566	311,875

	000000000	000000000
	Nine months ended September 30
	2011	2010
	(in thousands)
Beginning balance	$327,912	284,513
Additions for credit losses not previously recognized	52,213	46,721
Reductions for increases in cash flows	(5,110)	(450)
Reductions for bond charge-offs	(90,449)	(18,909)

Ending balance	$284,566	311,875

At September 30, 2011, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized cost	Estimated fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$23,908	23,994
Due after one year through five years	77,765	79,896
Due after five years through ten years	15,648	16,947
Due after ten years	258,851	229,190

	376,172	350,027
Mortgage-backed securities available for sale	5,169,651	5,108,945

	$5,545,823	5,458,972

Debt securities held to maturity:
Due in one year or less	$23,957	24,144
Due after one year through five years	21,814	22,731
Due after five years through ten years	134,730	140,377
Due after ten years	15,995	16,167

	196,496	203,419
Mortgage-backed securities held to maturity	965,341	893,796

	$1,161,837	1,097,215

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

A summary of investment securities that as of September 30, 2011 and December 31, 2010 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
September 30, 2011
Investment securities available for sale:
Obligations of states and political subdivisions	$656	(5)	2,389	(37)
Mortgage-backed securities:
Government issued or guaranteed	46,184	(167)	3,523	(60)
Privately issued residential	295,370	(8,164)	803,491	(225,385)
Privately issued commercial	—	—	16,829	(2,617)
Collateralized debt obligations	2,549	(531)	4,684	(2,320)
Other debt securities	77,028	(5,252)	72,961	(34,694)
Equity securities	9,189	(2,981)	—	—

	430,976	(17,100)	903,877	(265,113)

Investment securities held to maturity:
Obligations of states and political subdivisions	1,542	(11)	184	(8)
Privately issued mortgage-backed securities	2,791	(1,116)	175,590	(98,936)

	4,333	(1,127)	175,774	(98,944)

Total	$435,309	(18,227)	1,079,651	(364,057)

	Less than 12 months		12 months or more
	Fair value	Unrealized losses	Fair value	Unrealized losses
		(in thousands)
December 31, 2010
Investment securities available for sale:
U.S. Treasury and federal agencies	$27,289	(18)	—	—
Obligations of states and political subdivisions	3,712	(18)	2,062	(39)
Mortgage-backed securities:
Government issued or guaranteed	68,507	(1,079)	2,965	(32)
Privately issued residential	61,192	(1,054)	1,057,315	(251,027)
Privately issued commercial	—	—	22,407	(2,950)
Collateralized debt obligations	12,462	(6,959)	6,004	(2,119)
Other debt securities	2,134	(10)	88,969	(37,990)
Equity securities	5,326	(3,721)	673	(4,721)

	180,622	(12,859)	1,180,395	(298,878)

Investment securities held to maturity:
Obligations of states and political subdivisions	76,318	(638)	467	(56)
Privately issued mortgage-backed securities	—	—	198,140	(114,397)

	76,318	(638)	198,607	(114,453)

Total	$256,940	(13,497)	1,379,002	(413,331)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

The Company owned 317 individual investment securities with aggregate gross unrealized losses of $382 million at September 30, 2011. Approximately $234 million of the unrealized losses pertained to available-for-sale privately issued residential mortgage-backed securities with a cost basis of $1.3 billion. The Company also had $43 million of unrealized losses on available-for-sale trust preferred securities issued by financial institutions and securities backed by trust preferred securities having a cost basis of $200 million. Based on a review of each of the securities in the investment securities portfolio at September 30, 2011, with the exception of the aforementioned securities for which other-than-temporary impairment losses were recognized, the Company concluded that it expected to recover the amortized cost basis of its investment. As of September 30, 2011, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities. At September 30, 2011, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $376 million of cost method investment securities.

4.	Loans and leases and the allowance for credit losses

Interest income on acquired loans that were recorded at fair value at the acquisition date for the three months and nine months ended September 30, 2011 was approximately $97 million and $207 million, respectively, and for the three months and nine months ended September 30, 2010 was approximately $46 million and $132 million, respectively. The outstanding principal balance and the carrying amount of such loans that is included in the consolidated balance sheet were as follows:

	September 30, 2011	December 31, 2010
	(in thousands)

Outstanding principal balance	$9,843,549	3,681,488
Carrying amount:
Commercial, financial, leasing, etc.	1,341,567	337,969
Commercial real estate	4,267,754	1,420,239
Residential real estate	959,714	348,225
Consumer	2,130,840	1,231,292

	$8,699,875	3,337,725

Purchased impaired loans totaled $704 million at September 30, 2011, representing less than 1% of the Company’s assets and $97 million at December 31, 2010, representing less than .2% of the Company’s assets. Interest income earned on purchased impaired loans was $11 million and $18 million during the three- and nine-month periods ended September 30, 2011, respectively, and $2 million and $4 million during the three- and nine-month periods ended September 30, 2010, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

A summary of current, past due and nonaccrual loans as of September 30, 2011 and December 31, 2010 were as follows:

	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	Current	30-89 Days past due	90 Days or more past due and accruing	Purchased impaired (a)	Other acquired impaired (b)	Nonaccrual	Total
	(in thousands)
September 30, 2011
Commercial, financial, leasing, etc.	$14,943,399	45,226	31,459	25,792	21,924	150,702	15,218,502
Real estate:
Commercial	18,746,145	197,412	19,207	207,523	82,815	182,953	19,436,055
Residential builder and developer	813,855	116,705	32,767	338,182	49,483	318,957	1,669,949
Other commercial construction	2,600,321	57,034	1,972	67,045	24,035	104,895	2,855,302
Residential	5,787,582	261,641	218,434	59,120	25,724	165,058	6,517,559
Residential Alt-A	415,267	23,832	—	—	—	108,793	547,892
Consumer:
Home equity lines and loans	6,671,948	45,028	—	4,794	12,607	41,593	6,775,970
Automobile	2,691,109	49,756	—	—	777	27,032	2,768,674
Other	2,531,909	57,950	6,127	1,176	394	13,805	2,611,361

Total	$55,201,535	854,584	309,966	703,632	217,759	1,113,788	58,401,264

	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	Current	30-89 Days past due	90 Days or more past due and accruing	Purchased impaired (a)	Other acquired impaired (b)	Nonaccrual	Total
	(in thousands)
December 31, 2010
Commercial, financial, leasing, etc.	$13,088,887	96,087	16,647	2,250	13,374	173,365	13,390,610
Real estate:
Commercial	16,589,240	89,906	35,338	8,275	24,670	184,361	16,931,790
Residential builder and developer	891,764	30,805	9,763	72,710	29,637	316,811	1,351,490
Other commercial construction	2,723,399	36,420	11,323	2,098	10,376	116,265	2,899,881
Residential	4,699,711	229,641	192,276	9,320	10,728	162,001	5,303,677
Residential Alt-A	475,236	42,674	—	—	—	106,469	624,379
Consumer:
Home equity lines and loans	6,472,563	38,367	—	2,366	9,692	33,363	6,556,351
Automobile	2,608,230	44,604	—	—	26	31,866	2,684,726
Other	2,190,353	36,689	4,246	—	951	15,239	2,247,478

Total	$49,739,383	645,193	269,593	97,019	99,454	1,139,740	51,990,382

(a)	Accruing loans that were specifically identified as impaired at acquisition date and recorded at fair value.
(b)	Acquired loans that ceased performing in accordance with their contractual terms subsequent to the acquisition date, but are included in accounting pools that continue to accrue interest.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended September 30, 2011 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate		Consumer	Unallocated	Total
		Commercial	Residential
	(in thousands)

Beginning balance	$209,879	401,111	87,341	137,309	71,949	907,589
Provision for credit losses	23,145	(545)	8,264	27,231	(95)	58,000
Net charge-offs
Charge-offs	(12,073)	(13,712)	(12,135)	(28,576)	—	(66,496)
Recoveries	2,613	839	1,750	4,230	—	9,432

Net charge-offs	(9,460)	(12,873)	(10,385)	(24,346)	—	(57,064)

Ending balance	$223,564	387,693	85,220	140,194	71,854	908,525

Changes in the allowance for credit losses for the nine months ended September 30, 2011 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate		Consumer	Unallocated	Total
		Commercial	Residential
	(in thousands)

Beginning balance	$212,579	400,562	86,351	133,067	70,382	902,941
Provision for credit losses	44,957	36,965	37,759	74,847	1,472	196,000
Net charge-offs
Charge-offs	(41,023)	(54,206)	(44,174)	(81,837)	—	(221,240)
Recoveries	7,051	4,372	5,284	14,117	—	30,824

Net charge-offs	(33,972)	(49,834)	(38,890)	(67,720)	—	(190,416)

Ending balance	$223,564	387,693	85,220	140,194	71,854	908,525

Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any portfolio segment. Changes in the allowance for credit losses for the three months and nine months ended September 30, 2010 were as follows:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
	(in thousands)

Beginning balance	$894,667	$878,022
Provision for credit losses	93,000	283,000
Consolidation of loan securitization trusts	—	2,752
Net charge-offs
Charge-offs	(101,782)	(313,167)
Recoveries	8,835	44,113

Net charge-offs	(92,947)	(269,054)

Ending balance	$894,720	$894,720

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type. The amounts of loss components in the Company’s loan and lease portfolios are determined through a loan by loan analysis of larger balance commercial and commercial real estate loans that are in nonaccrual status and by applying loss factors to groups of loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. In determining the allowance for credit losses, the Company utilizes a loan grading system which is applied to all commercial and commercial real estate credits. Loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, financial condition, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. Except for consumer and residential mortgage loans that are considered smaller balance homogenous loans and are evaluated collectively and purchased-impaired and other acquired impaired loans, the Company considers a loan to be impaired for purposes of applying GAAP when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days. Purchased-impaired loans are considered impaired under GAAP when it is probable that the Company will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition. Regardless of loan type, the Company considers a loan to be impaired if it qualifies as a troubled debt restructuring. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Other acquired impaired loans were not specifically identified as impaired as of the acquisition date, but ceased performing in accordance with their contractual terms subsequent to their respective acquisition date. In accordance with GAAP, such loans are not considered impaired in the aggregate because they are included in accounting pools that continue to accrue interest. Impairment of expected cash flows for acquired loans is evaluated at the pool level. The following tables provide information with respect to loans and leases that were considered impaired as of September 30, 2011 and December 31, 2010 and for the three months and nine months ended September 30, 2011 and September 30, 2010.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

	September 30, 2011			December 31, 2010
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(in thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$104,806	124,624	41,474	121,744	170,888	40,909
Real estate:
Commercial	120,070	160,518	22,084	110,975	140,015	17,393
Residential builder and developer	189,304	242,088	81,048	263,545	295,031	78,597
Other commercial construction	86,961	91,053	13,182	80,934	85,432	22,067
Residential	93,210	113,852	2,247	73,006	85,279	3,375
Residential Alt-A	155,027	166,870	26,000	180,665	191,445	36,000
Consumer:
Home equity lines and loans	11,730	12,920	2,863	11,799	13,378	2,227
Automobile	54,748	54,748	11,513	58,858	58,858	12,597
Other	7,283	7,283	1,805	2,978	2,978	768

	823,139	973,956	202,216	904,504	1,043,304	213,933

With no related allowance recorded:
Commercial, financial, leasing, etc.	55,175	66,315	—	52,453	66,692	—
Real estate:
Commercial	66,572	71,403	—	77,269	81,800	—
Residential builder and developer	146,743	174,243	—	71,162	86,039	—
Other commercial construction	18,490	18,734	—	36,280	37,107	—
Residential	9,000	13,634	—	5,035	7,723	—
Residential Alt-A	34,437	59,606	—	28,967	47,879	—

	330,417	403,935	—	271,166	327,240	—

Total:
Commercial, financial, leasing, etc.	159,981	190,939	41,474	174,197	237,580	40,909
Real estate:
Commercial	186,642	231,921	22,084	188,244	221,815	17,393
Residential builder and developer	336,047	416,331	81,048	334,707	381,070	78,597
Other commercial construction	105,451	109,787	13,182	117,214	122,539	22,067
Residential	102,210	127,486	2,247	78,041	93,002	3,375
Residential Alt-A	189,464	226,476	26,000	209,632	239,324	36,000
Consumer:
Home equity lines and loans	11,730	12,920	2,863	11,799	13,378	2,227
Automobile	54,748	54,748	11,513	58,858	58,858	12,597
Other	7,283	7,283	1,805	2,978	2,978	768

Total	$1,153,556	1,377,891	202,216	1,175,670	1,370,544	213,933

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

	$1,148,537	$1,148,537	$1,148,537	$1,148,537	$1,148,537	$1,148,537
	Three months ended September 30, 2011			Three months ended September 30, 2010
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$152,368	1,172	1,166	219,225	334	326
Real estate:
Commercial	195,832	810	808	167,462	1,089	949
Residential builder and developer	338,897	422	98	268,579	352	72
Other commercial construction	96,482	62	51	26,550	79	65
Residential	98,885	1,183	630	70,418	774	477
Residential Alt-A	192,609	1,872	494	219,778	2,082	453
Consumer:
Home equity lines and loans	11,814	174	26	11,128	177	26
Automobile	56,071	957	262	55,871	951	293
Other	5,579	75	32	3,186	57	12

Total	$1,148,537	6,727	3,567	1,042,197	5,895	2,673

	$1,148,537	$1,148,537	$1,148,537	$1,148,537	$1,148,537	$1,148,537
	Nine months ended September 30, 2011			Nine months ended September 30, 2010
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$163,005	2,844	2,820	262,310	1,509	1,492
Real estate:
Commercial	191,818	1,705	1,630	219,816	1,585	1,426
Residential builder and developer	321,386	1,261	338	282,762	1,058	513
Other commercial construction	102,978	759	522	28,342	368	354
Residential	92,918	3,209	1,770	58,120	1,985	1,256
Residential Alt-A	199,066	5,858	1,455	223,328	6,410	1,338
Consumer:
Home equity lines and loans	11,989	523	74	11,809	536	88
Automobile	57,704	2,925	850	53,062	2,722	959
Other	4,124	187	51	3,211	186	42

Total	$1,144,988	19,271	9,510	1,142,760	16,359	7,468

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The Company utilizes a loan grading system that is applied to all commercial loans and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. All larger balance criticized commercial and commercial real estate loans are individually reviewed by centralized loan review personnel each quarter to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. Smaller balance criticized loans are analyzed by business line risk management areas to ensure proper loan grade classification. Furthermore, criticized nonaccrual commercial loans and commercial real estate loans are considered impaired and, as a result, specific loss allowances on such loans are established within the allowance for credit losses to the extent appropriate in each individual instance. The following table summarizes the loan grades applied to the various classes of the Company’s commercial and commercial real estate loans as of September 30, 2011 and December 31, 2010.

		Real Estate
	Commercial, Financial, Leasing, etc.	Commercial	Residential Builder and Developer	Other Commercial Construction
	(in thousands)
September 30, 2011
Pass	$14,350,581	18,851,277	412,916	2,600,236
Criticized accrual	717,219	401,825	938,076	150,171
Criticized nonaccrual	150,702	182,953	318,957	104,895

Total	$15,218,502	19,436,055	1,669,949	2,855,302

December 31, 2010
Pass	$12,384,512	15,855,774	722,747	2,263,965
Criticized accrual	832,733	891,655	311,932	519,651
Criticized nonaccrual	173,365	184,361	316,811	116,265

Total	$13,390,610	16,931,790	1,351,490	2,899,881

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

The Company also measures additional losses for purchased impaired loans when it is probable that the Company will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition. Given the inherent subjectivity and potential imprecision involved in determining the allocated portion of the allowance for credit losses, the Company also provides an inherent unallocated portion of the allowance. The unallocated portion of the allowance is intended to recognize probable losses that are not otherwise identifiable and includes management’s subjective determination of amounts necessary to provide for the possible use of imprecise estimates in determining the

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

allocated portion of the allowance. The determination of the allocated portion of the allowance for credit losses is very subjective. Factors that influence the precision in developing loss estimates for the allocated allowance impact the level of the unallocated portion of the allowance. Such factors might include the effects of expansion into new markets for which the Company does not have the same degree of familiarity and experience regarding portfolio performance in changing market conditions, the introduction of new loan and lease product types, and other risks associated with the Company’s loan portfolio that may not be specifically identifiable.

At September 30, 2011 and December 31, 2010, the allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
			(in thousands)
September 30, 2011
Individually evaluated for impairment	$41,152	113,009	28,000	15,533	$197,694
Collectively evaluated for impairment	182,090	271,379	56,973	124,013	634,455
Purchased impaired	322	3,305	247	648	4,522

Allocated	$223,564	387,693	85,220	140,194	836,671

Unallocated					71,854

Total					$908,525

December 31, 2010
Individually evaluated for impairment	$40,459	114,082	39,000	15,492	$209,033
Collectively evaluated for impairment	171,670	282,505	46,976	117,475	618,626
Purchased impaired	450	3,975	375	100	4,900

Allocated	$212,579	400,562	86,351	133,067	832,559

Unallocated					70,382

Total					$902,941

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of September 30, 2011 and December 31, 2010 was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(in thousands)
September 30, 2011
Individually evaluated for impairment	$159,287	611,034	287,510	71,866	$1,129,697
Collectively evaluated for impairment	15,033,423	22,737,522	6,718,821	12,078,169	56,567,935
Purchased impaired	25,792	612,750	59,120	5,970	703,632

Total	$15,218,502	23,961,306	7,065,451	12,156,005	$58,401,264

December 31, 2010
Individually evaluated for impairment	$173,365	617,437	286,612	72,082	$1,149,496
Collectively evaluated for impairment	13,214,995	20,482,641	5,632,124	11,414,107	50,743,867
Purchased impaired	2,250	83,083	9,320	2,366	97,019

Total	$13,390,610	21,183,161	5,928,056	11,488,555	$51,990,382

During the normal course of business, the Company modifies loans to maximize recovery efforts. If the borrower is experiencing financial difficulty and a concession is granted, the Company considers such modifications as troubled debt restructurings and classifies those loans as either nonaccrual loans or renegotiated loans. The types of concessions that the Company grants typically include principal deferrals and interest rate concessions, but may also include other types of concessions. As a result of adopting amendments to the accounting guidance in the third quarter of 2011, the Company was required to reassess any loan modifications that occurred on or after January 1, 2011 to determine if they qualified as troubled debt restructurings. The impact of the retrospective evaluation of loan modifications was not significant.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The table below summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the three months ended September 30, 2011:

	Number	Recorded investment		Financial effects of modification
		Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(Dollars in thousands)

Commercial, financial, leasing, etc.
Principal deferral	13	$1,021	$1,115	$94	$—
Real estate:
Commercial
Principal deferral	6	1,361	1,301	(60)	—
Residential builder and developer
Other	1	1,700	1,350	(350)	—
Other commercial construction
Principal deferral	2	6,161	6,284	123	—
Residential
Principal deferral	12	2,099	2,124	25	—
Interest rate reduction	1	86	86	—	(7)
Combination of concession types	22	2,972	3,044	72	(51)
Residential Alt-A
Principal deferral	1	532	562	30	—
Combination of concession types	8	1,393	1,446	53	(341)
Consumer:
Home equity lines and loans
Principal deferral	1	50	50	—	—
Other	1	43	43	—	—
Combination of concession types	9	696	697	1	(157)
Automobile
Principal deferral	70	910	910	—	—
Interest rate reduction	1	11	11	—	—
Combination of concession types	84	924	924	—	(57)
Other
Principal deferral	123	1,291	1,291	—	—
Interest rate reduction	6	50	50	—	(5)
Combination of concession types	43	388	388	—	(63)

Total	404	$21,688	$21,676	$(12)	$(681)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The table below summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the nine months ended September 30, 2011:

		Recorded investment		Financial effects of modification
	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
		(Dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	46	$8,302	$8,396	$94	$—
Combination of concession types	1	1,945	1,945	—	(641)
Real estate:
Commercial
Principal deferral	24	13,212	13,041	(171)	—
Residential builder and developer
Principal deferral	4	18,586	17,661	(925)	—
Other	6	118,114	110,156	(7,958)	—
Combination of concession types	1	798	790	(8)	—
Other commercial construction
Principal deferral	3	8,436	8,553	117	—
Residential
Principal deferral	24	2,869	2,884	15	—
Interest rate reduction	12	1,764	1,804	40	(70)
Combination of concession types	81	16,066	16,385	319	(864)
Residential Alt-A
Principal deferral	2	605	638	33	—
Combination of concession types	23	4,255	4,362	107	(572)
Consumer:
Home equity lines and loans
Principal deferral	2	119	119	—	—
Other	1	43	43	—	—
Combination of concession types	19	1,484	1,486	2	(272)
Automobile
Principal deferral	261	3,634	3,634	—	—
Interest rate reduction	3	49	49	—	(3)
Combination of concession types	249	2,815	2,815	—	(205)
Other
Principal deferral	424	5,338	5,338	—	—
Interest rate reduction	15	143	143	—	(10)
Combination of concession types	146	2,714	2,714	—	(426)

Total	1,347	$211,291	$202,956	$(8,335)	$(3,063)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended September 30, 2011 for which there was a subsequent payment default during the three- and nine-month periods ended September 30, 2011 were not material.

5.	Borrowings

M&T had $1.2 billion of fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at September 30, 2011 which are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5.	Borrowings, continued

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

Including the unamortized portions of acquisition accounting adjustments to reflect estimated fair value at the acquisition dates of the Common Securities of various trusts, the Junior Subordinated Debentures associated with Capital Securities had financial statement carrying values of $1.2 billion at each of September 30, 2011 and December 31, 2010.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.	Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T is presented below:

	Carrying value September 30, 2011	Carrying value December 31, 2010
	(dollars in thousands)
Series A (a) (d)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share, 230,000 shares issued and outstanding at September 30, 2011; 600,000 shares issued and outstanding at December 31, 2010	$223,645	$578,630

Series B (b)
Series B Mandatory Convertible Non-cumulative Preferred Stock, $1,000 liquidation preference per share, 26,500 shares issued and outstanding at December 31, 2010	—	26,500

Series C (a) (c)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share, 151,500 shares issued and outstanding at September 30, 2011 and December 31, 2010	139,072	135,527

Series D (e)
Fixed Rate Non-cumulative Perpetual Preferred Stock, Series D, $10,000 liquidation preference per share, 50,000 shares issued and outstanding at September 30, 2011	500,000	—

(a)	Shares were issued as part of the Troubled Asset Relief Program – Capital Purchase Program of the U.S. Treasury. Cash proceeds were allocated between the preferred stock and a ten-year warrant to purchase M&T common stock (Series A – 1,218,522 common shares at $73.86 per share, Series C – 407,542 common shares at $55.76 per share). Dividends, if declared, will accrue and be paid quarterly at a rate of 5% per year for the first five years following the original 2008 issuance dates and thereafter at a rate of 9% per year. The agreement with the U.S. Treasury contains limitations on certain actions of M&T, including the payment of quarterly cash dividends on M&T’s common stock in excess of $.70 per share, the repurchase of its common stock during the first three years of the agreement, and the amount and nature of compensation arrangements for certain of the Company’s officers.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.	Shareholders’ equity, continued

(b)	Shares were assumed in an acquisition and a new Series B Preferred Stock was designated. Pursuant to their terms, the shares of Series B Preferred Stock were converted into 433,144 shares of M&T common stock on April 1, 2011. The preferred stock had a stated dividend rate of 10% per year.
(c)	Shares were assumed in an acquisition and a new Series C Preferred Stock was designated.
(d)	On May 18, 2011, M&T redeemed and retired 370,000 shares of the Series A Preferred Stock. Accelerated amortization of preferred stock discount associated with the redemption was $11.2 million.
(e)	Shares were issued on May 31, 2011. Dividends, if declared, will be paid semi-annually at a rate of 6.875% per year. The shares are redeemable in whole or in part on or after June 15, 2016. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 Capital, M&T may redeem all of the shares within 90 days following that occurrence.

7.	Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

	(16,718)	(16,718)	(16,718)	(16,718)
	Pension benefits		Other postretirement benefits
	Three months ended September 30
	2011	2010	2011	2010
	(in thousands)

Service cost	$8,557	4,918	148	101
Interest cost on projected benefit obligation	16,155	12,031	1,038	782
Expected return on plan assets	(16,718)	(12,722)	—	—
Amortization of prior service cost	(1,640)	(1,640)	27	44
Amortization of net actuarial loss	5,132	3,388	9	(2)

Net periodic benefit cost	$11,486	5,975	1,222	925

	(43,981)	(43,981)	(43,981)	(43,981)
	Pension benefits		Other postretirement benefits
	Nine months ended September 30
	2011	2010	2011	2010
	(in thousands)

Service cost	$20,270	14,753	388	303
Interest cost on projected benefit obligation	42,391	36,092	2,722	2,347
Expected return on plan assets	(43,981)	(38,165)	—	—
Amortization of prior service cost	(4,919)	(4,919)	81	132
Amortization of net actuarial loss	15,397	10,164	27	(7)

Net periodic benefit cost	$29,158	17,925	3,218	2,775

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7.	Pension plans and other postretirement benefits, continued

Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $10,455,000 and $9,461,000 for the three months ended September 30, 2011 and 2010, respectively, and $30,521,000 and $29,926,000 for the nine months ended September 30, 2011 and 2010, respectively. The Company is not required to make any minimum contributions to the qualified defined benefit pension plan in 2011, however, during the third quarter of 2011 the Company elected to contribute $70 million to that plan.

8.	Earnings per common share

The computations of basic earnings per common share follow:

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
	(in thousands, except per share)
Income available to common shareholders:

Net income	$183,108	192,015	711,739	531,719
Less: Preferred stock dividends (a)	(14,079)	(10,056)	(31,761)	(30,169)
Amortization of preferred stock discount (a)	(1,848)	(2,653)	(18,132)	(7,815)

Net income available to common equity	167,181	179,306	661,846	493,735

Less: Income attributable to unvested stock-based compensation awards	(2,513)	(2,526)	(9,905)	(6,924)

Net income available to common shareholders	$164,668	176,780	651,941	486,811

Weighted-average shares outstanding:

Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	126,478	120,010	123,855	119,705
Less: Unvested stock-based compensation awards	(1,903)	(1,690)	(1,850)	(1,657)

Weighted-average shares outstanding	124,575	118,320	122,005	118,048

Basic earnings per common share	$1.32	1.49	5.34	4.12

(a)	Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.	Earnings per common share, continued

The computations of diluted earnings per common share follow:

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
	(in thousands, except per share)
Net income available to common equity	$167,181	179,306	661,846	493,735
Less: Income attributable to unvested stock-based compensation awards	(2,510)	(2,517)	(9,880)	(6,904)

Net income available to common shareholders	$164,671	176,789	651,966	486,831

Adjusted weighted-average shares outstanding:

Common and unvested stock-based compensation awards	126,478	120,010	123,855	119,705
Less: Unvested stock-based compensation awards	(1,903)	(1,690)	(1,850)	(1,657)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and convertible preferred stock	285	835	516	718

Adjusted weighted-average shares outstanding	124,860	119,155	122,521	118,766

Diluted earnings per common share	$1.32	1.48	5.32	4.10

GAAP defines unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities that shall be included in the computation of earnings per common share pursuant to the two-class method. During the nine-month periods ended September 30, 2011 and 2010, the Company issued stock-based compensation awards in the form of restricted stock and restricted stock units, which, in accordance with GAAP, are considered participating securities.

Stock-based compensation awards, warrants to purchase common stock of M&T and preferred stock convertible into shares of M&T stock representing approximately 11.2 million and 10.7 million common shares during the three-month periods ended September 30, 2011 and 2010, respectively, and 10.6 million and 11.1 million common shares during the nine-month periods ended September 30, 2011 and 2010, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.	Comprehensive income

The following table displays the components of other comprehensive income (loss):

	Before-tax	Before-tax	Before-tax
	Nine months ended September 30, 2011
	Before-tax amount	Income taxes	Net
	(in thousands)
Unrealized gains (losses) on investment securities:

Available-for-sale (“AFS”) investment securities with other-than-temporary impairment (“OTTI”):

Unrealized holding losses, net	$(35,305)	13,952	(21,353)
Less: reclassification adjustment for gains realized in net income	3,814	(1,497)	2,317
Less: OTTI charges recognized in net income	(41,713)	16,372	(25,341)

Net change for AFS investment securities with OTTI	2,594	(923)	1,671

AFS investment securities – all other:

Unrealized holding gains, net	147,338	(57,629)	89,709
Less: reclassification adjustment for gains realized in net income	146,115	(57,257)	88,858

Net change for AFS investment securities – all other	1,223	(372)	851

Held-to-maturity (“HTM”) investment securities with OTTI:

Unrealized holding losses, net	(8,500)	3,336	(5,164)
Less: reclassification to income of unrealized holding losses	(213)	83	(130)
Less: OTTI charges recognized in net income	(10,500)	4,121	(6,379)

Net change for HTM investment securities with OTTI	2,213	(868)	1,345

Reclassification to income of unrealized holding losses on investment securities previously transferred from AFS to HTM	5,108	(2,005)	3,103

Net unrealized gains on investment securities	11,138	(4,168)	6,970

Reclassification to income for amortization of gains on terminated cash flow hedges	(336)	125	(211)

Foreign currency translation adjustment	(779)	276	(503)

Defined benefit plans liability adjustment	10,586	(4,155)	6,431

	$20,609	(7,922)	12,687

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.	Comprehensive income, continued

	$(35,305)	$(35,305)	$(35,305)
	Nine months ended September 30, 2010
	Before-tax amount	Income taxes	Net
	(in thousands)
Unrealized gains (losses) on investment securities:

AFS investment securities with OTTI:

Unrealized holding losses, net	$(67,052)	26,074	(40,978)
Less: OTTI charges recognized in net income	(58,714)	22,758	(35,956)

Net change for AFS investment securities with OTTI	(8,338)	3,316	(5,022)

AFS investment securities – all other:

Unrealized holding gains, net	233,174	(91,018)	142,156
Less: reclassification adjustment for gains realized in net income	1,023	(392)	631

Net change for AFS investment securities – all other	232,151	(90,626)	141,525

Reclassification to income of unrealized holding losses on investment securities previously transferred from AFS to HTM	6,400	(2,511)	3,889

Net unrealized gains on investment securities	230,213	(89,821)	140,392

Reclassification to income for amortization of gains on terminated cash flow hedges	(336)	125	(211)

Defined benefit plans liability adjustment	5,370	(2,108)	3,262

	$235,247	(91,804)	143,443

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.	Comprehensive income, continued

Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

	Investment securities		Cash flow hedges	Foreign currency translation adjustment	Defined benefit plans	Total
	With OTTI	All other
	(in thousands)

Balance - January 1, 2011	$(87,053)	2,332	393	—	(120,892)	(205,220)

Net gain (loss) during period	3,016	3,954	(211)	(503)	6,431	12,687

Balance - September 30, 2011	$(84,037)	6,286	182	(503)	(114,461)	(192,533)

Balance - January 1, 2010	$(76,772)	(142,853)	674	—	(117,046)	(335,997)

Net gain (loss) during period	(5,022)	145,414	(211)	—	3,262	143,443

Balance - September 30, 2010	$(81,794)	2,561	463	—	(113,784)	(192,554)

10.	Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of September 30, 2011.

The net effect of interest rate swap agreements was to increase net interest income by $9 million and $10 million for the three-month periods ended September 30, 2011 and 2010, respectively, and $28 million and $32 million for the nine months ended September 30, 2011 and 2010, respectively. Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional amount	Average maturity	Weighted- average rate
			Fixed	Variable
	(in thousands)	(in years)
September 30, 2011
Fair value hedges:
Fixed rate long-term borrowings (a)	$900,000	5.6	6.07%	1.87%

December 31, 2010
Fair value hedges:
Fixed rate long-term borrowings (a)	$900,000	6.4	6.07%	1.84%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

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

Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values of $13.6 billion and $12.8 billion at September 30, 2011 and December 31, 2010, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $1.3 billion and $769 million at September 30, 2011 and December 31, 2010, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$148,764	96,637	$—	—
Commitments to sell real estate loans (a)	104	4,880	1,703	1,062

	148,868	101,517	1,703	1,062

Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	7,997	2,827	60	583
Commitments to sell real estate loans (a)	196	10,322	3,820	1,962
Trading:
Interest rate contracts (b)	460,533	345,632	434,844	321,461
Foreign exchange and other option and futures contracts (b)	25,855	11,267	23,376	11,761

	494,581	370,048	462,100	335,767

Total derivatives	$643,449	471,565	$463,803	336,829

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

	$42,587	$42,587	$42,587	$42,587
	Amount of unrealized gain (loss) recognized
	Three months ended September 30, 2011		Three months ended September 30, 2010
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$42,587	(40,355)	$28,281	(27,166)

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$2,425		$813
Foreign exchange and other option and futures contracts (b)	1,764		(1,532)

Total	$4,189		$(719)

	Amount of unrealized gain (loss) recognized
	Nine months ended September 30, 2011		Nine months ended September 30, 2010
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate time deposits (a)	$—	—	$(503)	503
Fixed rate long-term borrowings (a)	52,127	(49,452)	84,708	(80,827)

Total	$52,127	(49,452)	$84,205	(80,324)

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$3,901		$(305)
Foreign exchange and other option and futures contracts (b)	473		(575)

Total	$4,374		$(880)

(a)	Reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $10 million and $17 million at September 30, 2011 and December 31, 2010, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

The aggregate fair value of derivative financial instruments in a net liability position at September 30, 2011 for which the Company was required to post collateral was $321 million. The fair value of collateral posted for such instruments was $285 million. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt rating were to fall below specified ratings, the counterparties to the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit-risk-related contingent features in a net liability position on September 30, 2011 was $105 million, for which the Company had posted collateral of $71 million in the normal course of business. If the credit-risk-related contingent features had been triggered on September 30, 2011, the maximum amount of additional collateral the Company would have been required to post to counterparties was $34 million.

The Company’s credit exposure with respect to the estimated fair value as of September 30, 2011 of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparties as well as counterparty postings of $78 million of collateral with the Company. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit standards and often contain collateral provisions.

11.	Variable interest entities and asset securitizations

In accordance with GAAP, the Company determined that it was the primary beneficiary of a residential mortgage loan securitization trust considering its role as servicer and its retained subordinated interests in the trust. As a result, the Company has included the one-to-four family residential mortgage loans that were included in the trust in its consolidated financial statements. At September 30, 2011 and December 31, 2010, the carrying values of the loans in the securitization trust were $214 million and $265 million, respectively. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to M&T at September 30, 2011 and December 31, 2010 was $33 million and $40 million, respectively. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at September 30, 2011 is limited to realizing the carrying value of the loans less the amount of the mortgage-backed securities held by third parties.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11.	Variable interest entities and asset securitizations, continued

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At September 30, 2011 and December 31, 2010, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $34 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the Junior Subordinated Debentures associated with capital securities described in note 5.

The Company has invested as a limited partner in various real estate partnerships that collectively had total assets of approximately $1.5 billion and $1.1 billion at September 30, 2011 and December 31, 2010, respectively. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $238 million, including $50 million of unfunded commitments, at September 30, 2011 and $258 million, including $81 million of unfunded commitments, at December 31, 2010. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. In accordance with the accounting provisions for variable interest entities, the Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and therefore, the partnership entities are not included in the Company’s consolidated financial statements.

12.	Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at September 30, 2011.

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

GAAP provides guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. The Company has concluded that there has been a significant decline in the volume and level of activity in the market for privately issued mortgage-backed securities. Therefore, the Company supplemented its determination of fair value for many of its privately issued mortgage-backed securities by obtaining pricing indications from two independent sources at September 30, 2011 and December 31, 2010. However, the Company could not readily ascertain that the basis of such valuations could be ascribed to orderly and observable trades in the market for privately issued residential mortgage-backed securities. As a result, the Company also performed internal modeling to estimate the cash flows and fair value of privately issued residential mortgage-backed securities with an amortized cost basis of $1.3 billion

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

at September 30, 2011 and $1.5 billion at December 31, 2010. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds, including estimates about the timing and amount of credit losses and prepayments. In estimating those cash flows, the Company used assumptions as to future delinquency, defaults, further home price depreciation and loss rates. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities given the nature of the cash flow modeling performed in the Company’s assessment of value. To determine the point within the range of potential values that was most representative of fair value for each of the bonds, the Company computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. At September 30, 2011, weighted-average reliance on internal model pricing for the bonds modeled was 34% with a 66% average weighting placed on the values provided by the independent sources. The Company concluded its estimate of fair value for the $1.3 billion of privately issued residential mortgage-backed securities to approximate $1.1 billion, which implies a weighted-average market yield based on reasonably likely cash flows of 8.4%.

Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. Given the severe disruption in the credit markets and the wide disparity in observable trade information, the Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at September 30, 2011 and December 31, 2010. The modeling techniques included discounting estimated cash flows using bond-specific assumptions about defaults, deferrals and prepayments of the trust preferred securities underlying each bond. The estimation of cash flows included assumptions as to future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. At September 30, 2011, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $44 million and $51 million, respectively, and at December 31, 2010 were $95 million and $111 million, respectively. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations as of September 30, 2011 and December 31, 2010.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The following tables present assets and liabilities at September 30, 2011 and December 31, 2010 measured at estimated fair value on a recurring basis:

	Fair value measurements at September 30, 2011	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$605,557	53,453	552,104	—
Investment securities available for sale:
U.S. Treasury and federal agencies	71,028	—	71,028	—
Obligations of states and political subdivisions	46,792	—	46,792	—
Mortgage-backed securities:
Government issued or guaranteed	3,877,038	—	3,877,038	—
Privately issued residential	1,215,078	—	—	1,215,078
Privately issued commercial	16,829	—	—	16,829
Collateralized debt obligations	51,354	—	—	51,354
Other debt securities	180,853	—	180,853	—
Equity securities	176,906	163,189	13,717	—

	5,635,878	163,189	4,189,428	1,283,261

Real estate loans held for sale	276,623	—	276,623	—
Other assets (b)	157,061	—	149,064	7,997

Total assets	$6,675,119	216,642	5,167,219	1,291,258

Trading account liabilities	$458,220	—	458,220	—
Other liabilities (b)	5,583	—	5,523	60

Total liabilities	$463,803	—	463,743	60

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

	Fair value measurements at December 31, 2010	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$523,834	53,032	470,802	—
Investment securities available for sale:
U.S. Treasury and federal agencies	63,434	—	63,434	—
Obligations of states and political subdivisions	60,425	—	60,425	—
Mortgage-backed securities:
Government issued or guaranteed	3,306,241	—	3,306,241	—
Privately issued residential	1,435,561	—	—	1,435,561
Privately issued commercial	22,407	—	—	22,407
Collateralized debt obligations	110,756	—	—	110,756
Other debt securities	298,900	—	298,900	—
Equity securities	115,768	106,872	8,896	—

	5,413,492	106,872	3,737,896	1,568,724

Real estate loans held for sale	544,567	—	544,567	—
Other assets (b)	114,666	—	111,839	2,827

Total assets	$6,596,559	159,904	4,865,104	1,571,551

Trading account liabilities	$333,222	—	333,222	—
Other liabilities (b)	3,607	—	3,024	583

Total liabilities	$336,829	—	336,246	583

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three months and nine months ended September 30, 2011 and 2010.
(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2011 were as follows:

	Investment securities available for sale
	Privately issued residential mortgage-backed securities		Privately issued commercial mortgage-backed securities	Collateralized debt obligations	Other assets and other liabilities
	(in thousands)
Balance – June 30, 2011	$1,306,202		$17,233	$61,601	$13,171

Total gains (losses) realized/unrealized:

Included in earnings	(9,642	)(a)	—	—	13,565	(b)
Included in other comprehensive income	(4,030)		1,581	(9,482)	—
Settlements	(77,452)		(1,985)	(765)	—
Transfers in and/or out of Level 3 (c)	—		—	—	(18,799)

Balance – September 30, 2011	$1,215,078		$16,829	$51,354	$7,937

Changes in unrealized gains (losses) included in earnings related to assets still held at September 30, 2011	$(9,642	)(a)	$—	$—	$5,926	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2010 were as follows:

	Investment securities available for sale
	Privately issued residential mortgage-backed securities		Privately issued commercial mortgage-backed securities	Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – June 30, 2010	$1,598,033		$26,643	$118,040		$20,843

Total gains (losses) realized/unrealized:

Included in earnings	(6,675	)(a)	—	(2,857	)(a)	38,399	(b)
Included in other comprehensive income	37,634		(1,369)	(5,592)		—
Settlements	(105,624)		(1,794)	(249)		—
Transfers in and/or out of Level 3 (c)	—		—	—		(32,825)

Balance – September 30, 2010	$1,523,368		$23,480	$109,342		$26,417

Changes in unrealized gains (losses) included in earnings related to assets still held at September 30, 2010	$(6,675	)(a)	$—	$(2,857	)(a)	$23,910	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2011 were as follows:

	Investment securities available for sale
	Privately issued residential mortgage-backed securities		Privately issued commercial mortgage-backed securities	Collateralized debt obligations	Other assets and other liabilities
	(in thousands)
Balance – January 1, 2011	$1,435,561		$22,407	$110,756	$2,244

Total gains (losses) realized/unrealized:
Included in earnings	(41,713	)(a)	—	—	56,809	(b)
Included in other comprehensive income	95,526		99	(2,276)	—
Purchases	—		—	50,790	—
Sales	—		—	(105,643)	—
Settlements	(274,296)		(5,677)	(2,273)	—
Transfers in and/or out of Level 3 (c)	—		—	—	(51,116)

Balance – September 30, 2011	$1,215,078		$16,829	$51,354	$7,937

Changes in unrealized gains (losses) included in earnings related to assets still held at September 30, 2011	$(41,713	)(a)	$—	$—	$7,932	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2010 were as follows:

	Investment securities available for sale
	Privately issued residential mortgage-backed securities		Privately issued commercial mortgage-backed securities	Collateralized debt obligations		Other debt securities	Other assets and other liabilities
	(in thousands)
Balance – January 1, 2010	$2,064,904		$25,166	$115,346		$420	$(80)

Total gains (losses) realized/unrealized:
Included in earnings	(41,018	)(a)	—	(5,703	)(a)	—	86,249	(b)
Included in other comprehensive income	152,882		4,725	215		35	—
Settlements	(298,152)		(6,411)	(516)		—	—
Transfers in and/or out of Level 3 (c)	(355,248	)(d)	—	—		(455)	(59,752)

Balance – September 30, 2010	$1,523,368		$23,480	$109,342		$—	$26,417

Changes in unrealized gains (losses) included in earnings related to assets still held at September 30, 2010	$(41,018	)(a)	$—	$(5,703	)(a)	$—	$26,326	(b)

(a)	Reported as an other-than-temporary impairment loss in the consolidated statement of income or as gain (loss) on bank investment securities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(c)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(d)	As a result of the Company’s adoption of new accounting rules governing the consolidation of variable interest entities, effective January 1, 2010 the Company derecognized $355 million of available-for-sale investment securities previously classified as Level 3 measurements.

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $506 million at September 30, 2011, ($355 million and $151 million of which were classified as Level 2 and Level 3, respectively) and $625 million at September 30, 2010 ($373 million and $252 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2011 were decreases of $38 million and $137 million for the three and nine months ended September 30, 2011, respectively, and on loans held by the Company on September 30, 2010 were decreases of $61 million and $154 million for the three months and nine months ended September 30, 2010, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $53 million and $31 million at September 30, 2011 and September 30, 2010, respectively. Reflecting further declines in residential real estate and residential development projects subsequent to foreclosure, changes in fair value recognized for those foreclosed assets held by the Company at September

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

30, 2011 were $6 million and $17 million for the three and nine months ended September 30, 2011, respectively. Changes in fair value recognized for those foreclosed assets held by the Company at September 30, 2010 were $7 million and $8 million for the three and nine months ended September 30, 2010, respectively.

Capitalized servicing rights

Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. At September 30, 2011, $13 million of capitalized servicing rights had a carrying value equal to their fair value. Changes in fair value of capitalized servicing rights recognized for the three and nine months ended September 30, 2011 each reflected a decrease of $1 million. At September 30, 2010, $33 million of capitalized servicing rights had a carrying value equal to their fair value. Changes in fair value of capitalized servicing rights recognized for the three and nine months ended September 30, 2010 reflected decreases of $3 million and $6 million, respectively.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The carrying amounts and calculated estimates of fair value for financial instrument assets (liabilities) are presented in the following table:

	September 30, 2011		December 31, 2010
	Carrying amount	Calculated estimate	Carrying amount	Calculated estimate
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,354,057	$1,354,057	$933,755	$933,755
Interest-bearing deposits at banks	2,226,779	2,226,779	101,222	101,222
Trading account assets	605,557	605,557	523,834	523,834
Investment securities	7,173,797	7,109,175	7,150,540	7,051,454
Loans and leases:
Commercial loans and leases	15,218,502	15,013,979	13,390,610	13,135,569
Commercial real estate loans	23,961,306	23,671,716	21,183,161	20,840,346
Residential real estate loans	7,065,451	6,927,276	5,928,056	5,699,028
Consumer loans	12,156,005	11,913,880	11,488,555	11,178,583
Allowance for credit losses	(908,525)	—	(902,941)	—

Loans and leases, net	57,492,739	57,526,851	51,087,441	50,853,526
Accrued interest receivable	231,553	231,553	202,182	202,182

Financial liabilities:
Noninterest-bearing deposits	$(19,637,491)	$(19,637,491)	$(14,557,568)	$(14,557,568)
Savings deposits and NOW accounts	(32,552,528)	(32,552,528)	(27,824,630)	(27,824,630)
Time deposits	(6,777,499)	(6,805,449)	(5,817,170)	(5,865,779)
Deposits at Cayman Islands office	(514,871)	(514,871)	(1,605,916)	(1,605,916)
Short-term borrowings	(694,398)	(694,398)	(947,432)	(947,432)
Long-term borrowings	(6,748,857)	(6,854,853)	(7,840,151)	(7,937,397)
Accrued interest payable	(98,137)	(98,137)	(71,954)	(71,954)
Trading account liabilities	(458,220)	(458,220)	(333,222)	(333,222)

Other financial instruments:
Commitments to originate real estate loans for sale	$7,937	$7,937	$2,244	$2,244
Commitments to sell real estate loans	(5,223)	(5,223)	12,178	12,178
Other credit-related commitments	(98,520)	(98,520)	(74,426)	(74,426)
Interest rate swap agreements used for interest rate risk management	148,764	148,764	96,637	96,637

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

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

	September 30, 2011	December 31, 2010
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$6,428,783	6,281,366
Commercial real estate loans to be sold	55,622	72,930
Other commercial real estate and construction	2,978,229	1,672,006
Residential real estate loans to be sold	227,178	161,583
Other residential real estate	199,734	151,111
Commercial and other	10,967,112	8,332,199

Standby letters of credit	3,878,609	3,917,318

Commercial letters of credit	41,567	76,962

Financial guarantees and indemnification contracts	2,045,661	1,609,944

Commitments to sell real estate loans	445,207	734,696

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13.	Commitments and contingencies, continued

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $1.8 billion and $1.6 billion at September 30, 2011 and December 31, 2010, respectively.

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

The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $77 million at September 30, 2011. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $50 million at September 30, 2011. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. Management believes any reinsurance losses that may be payable by the Company will not be material to the Company’s consolidated financial position.

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At September 30, 2011, management believes that any remaining liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13.	Commitments and contingencies, continued

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14.	Segment information, continued

Information about the Company’s segments is presented in the following table:

	Three months ended September 30
	2011			2010
	Total revenues(a)	Inter- segment revenues	Net income (loss)	Total revenues(a)	Inter- segment revenues	Net income (loss)
	(in thousands)

Business Banking	$110,627	957	31,237	103,475	290	24,295
Commercial Banking	230,023	1,318	93,783	199,139	282	71,567
Commercial Real Estate	152,878	410	65,566	118,666	104	53,727
Discretionary Portfolio	16,437	(3,968)	2,077	12,493	(2,733)	(2,759)
Residential Mortgage Banking	67,757	25,012	10,805	73,744	9,419	9,408
Retail Banking	314,113	2,583	43,947	302,656	2,632	55,572
All Other	93,266	(26,312)	(64,307)	49,594	(9,994)	(19,795)

Total	$985,101	—	183,108	859,767	—	192,015

	Nine months ended September 30
	2011			2010
	Total revenues(a)	Inter- segment revenues	Net income (loss)	Total revenues(a)	Inter- segment revenues	Net income (loss)
	(in thousands)

Business Banking	$314,416	2,890	84,121	307,881	290	76,191
Commercial Banking	672,199	3,674	277,225	586,120	282	230,047
Commercial Real Estate	412,250	1,214	179,634	338,566	161	141,147
Discretionary Portfolio	171,303	(16,174)	76,566	5,840	(7,980)	(22,994)
Residential Mortgage Banking	183,910	44,018	21,556	202,627	26,492	9,536
Retail Banking	920,645	8,537	151,318	925,769	8,009	181,689
All Other	281,460	(44,159)	(78,681)	147,788	(27,254)	(83,897)

Total	$2,956,183	—	711,739	2,514,591	—	531,719

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14.	Segment information, continued

	Average total assets .
	Nine months ended September 30		Year ended December 31
	2011	2010	2010
	(in millions)

Business Banking	$4,995	4,850	4,843

Commercial Banking	17,397	15,460	15,461

Commercial Real Estate	14,730	13,198	13,194

Discretionary Portfolio	13,844	14,658	14,690

Residential Mortgage Banking	1,913	2,189	2,217

Retail Banking	11,904	12,133	12,079

All Other	7,706	5,851	5,896

Total	$72,489	68,339	68,380

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $6,546,000 and $5,865,000 for the three-month periods ended September 30, 2011 and 2010, respectively, and $19,341,000 and $17,893,000 for the nine-month periods ended September 30, 2011 and 2010, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15.	Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage lender. M&T recognizes income or loss from BLG using the equity method of accounting. The carrying value of that investment was $199 million at September 30, 2011.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for small balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $4.7 billion and $5.2 billion at September 30, 2011 and December 31, 2010, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $18 million at September 30, 2011 and $26 million at December 31, 2010. In addition, capitalized servicing rights at September 30, 2011 and December 31, 2010 also included $6 million and $9 million, respectively, for servicing rights that were obtained from Bayview Financial related to residential mortgage loans with outstanding principal balances of $3.3 billion at September 30, 2011 and $3.6 billion at December 31, 2010. Revenues from servicing residential and small-balance commercial mortgage loans obtained from BLG and Bayview Financial were $10 million and $11 million for the quarters ended September 30, 2011 and 2010, respectively, and $31 million and $35 million for the nine months ended September 30, 2011 and 2010, respectively. In addition, at September 30, 2011 and December 31, 2010, the Company held $17 million and $22 million, respectively, of collateralized mortgage obligations in its available-for-sale investment securities portfolio that were securitized by Bayview Financial. Finally, the Company held $278 million and $313 million of similar investment securities in its held-to-maturity portfolio at September 30, 2011 and December 31, 2010, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

M&T Bank Corporation (“M&T”) recorded net income in the third quarter of 2011 of $183 million or $1.32 of diluted earnings per common share, compared with $192 million or $1.48 of diluted earnings per common share in the year-earlier quarter. During the second quarter of 2011, net income totaled $322 million or $2.42 of diluted earnings per common share. Basic earnings per common share were $1.32 in the recent quarter, compared with $1.49 in the third quarter of 2010 and $2.43 in 2011’s second quarter. The after-tax impact of net acquisition and integration-related gains and expenses (included herein as merger-related expenses) resulted in expenses of $16 million ($26 million pre-tax) or $.13 of basic and diluted earnings per common share in the third quarter of 2011, compared with income of $42 million ($28 million pre-tax) or $.33 of basic and diluted earnings per common share in the second quarter of 2011. The income in the second quarter reflected a non-taxable gain of $65 million and after-tax expenses of $23 million (pre-tax of $37 million). Merger-related gains and expenses related to M&T’s May 16, 2011 acquisition of Wilmington Trust Corporation (“Wilmington Trust”) headquartered in Wilmington, Delaware. There were no merger-related expenses during the third quarter of 2010. For the nine months ended September 30, 2011, net income was $712 million or $5.32 per diluted common share, compared with $532 million or $4.10 per diluted common share during the corresponding period of 2010. Basic earnings per common share were $5.34 and $4.12 for the first nine months of 2011 and 2010, respectively. During the first nine months of 2011, M&T recorded merger-related gains and expenses associated with Wilmington Trust and with the November 5, 2010 purchase and assumption agreement between M&T Bank, M&T’s principal banking subsidiary, and the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (except certain brokered deposits) and acquire certain assets of K Bank, based in Randallstown, Maryland, in an assisted transaction with the FDIC. The after-tax impact of such gains and expenses was income of $23 million ($2 million of net expenses pre-tax) or $.18 of basic and diluted earnings per common share during the nine-month period ended September 30, 2011. That income consisted of a non-taxable gain of $65 million and after-tax expenses of $42 million (pre-tax of $67 million). There were no merger-related expenses during the first three quarters of 2010.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the third quarter of 2011 was .94%, compared with 1.12% in the year-earlier quarter and 1.78% in the second quarter of 2011. The annualized rate of return on average common shareholders’ equity was 7.84% in the recent quarter, compared with 9.56% in the third quarter of 2010 and 14.94% in 2011’s second quarter. During the nine-month period ended September 30, 2011, the annualized rates of return on average assets and average common shareholders’ equity were 1.31% and 10.94%, respectively, compared with 1.04% and 9.05%, respectively, in the similar period in 2010.

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

Pursuant to its capital plan, M&T undertook the following actions during the second quarter of 2011:

•	Redeemed $370 million of its Series A Preferred Stock issued pursuant to the Troubled Asset Relief Program – Capital Purchase Program of the U.S. Treasury; and

•	Issued $500 million of perpetual 6.875% non-cumulative preferred stock in order to supplement Tier 1 Capital.

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

The condition of the domestic and global economy over the last several years has significantly impacted the financial services industry as a whole, and specifically, the financial results of the Company. In particular, high unemployment levels and significantly depressed residential real estate valuations have led to increased loan charge-offs experienced by financial institutions throughout that time period. Since the official end of the recession in the United States sometime in the latter half of 2009, the recovery of the economy has been very slow. The Company has experienced charge-offs at higher than historical levels since 2008, including in the first nine months of 2011. In addition, many financial institutions have continued to experience unrealized losses related to investment securities backed by residential and commercial real estate due to a lack of liquidity in the financial markets and anticipated credit losses. Many financial institutions, including the Company, have taken charges for those unrealized losses that were deemed to be other than temporary.

The Company’s results for each of the three-month periods ended September 30, 2011 and 2010 included $6 million of after-tax other-than-temporary impairment charges ($10 million before taxes) on certain available-for-sale investment securities, reducing diluted earnings per common share in each of those periods by $.05. Such impairment charges related to certain privately issued collateralized mortgage obligations (“CMOs”) backed by residential real estate loans as well as, in 2010’s third quarter, collateralized debt obligations (“CDOs”) backed by pooled trust preferred securities.

Reflected in the Company’s results for the quarter ended June 30, 2011 were gains from the sale of investment securities available for sale, predominantly residential mortgage-backed securities guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), CDOs and capital preferred securities. Such gains increased net income in that quarter by $67 million ($111 million before taxes), or $.54 of diluted earnings per common share. The Company sold the securities in response to the Wilmington Trust acquisition in order to manage its balance sheet size and composition and resultant capital ratios. Results for the second quarter of 2011 were also impacted by $16 million of after-tax other-than-temporary impairment charges ($27 million before taxes) on certain privately issued CMOs, reducing diluted earnings per common share by $.13.

Recent Legislative Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law on July 21, 2010. That law has and will continue to significantly change the bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, and the system of regulatory oversight of the Company, including through the creation of the Financial Stability Oversight Council. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The Dodd-Frank Act could have a material adverse impact on the financial services industry as a whole, as well as on M&T’s business, results of operations, financial condition and liquidity.

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

Supplemental Reporting of Non-GAAP Results of Operations

As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.8 billion at September 30, 2011 and $3.7 billion at each of September 30, 2010 and December 31, 2010. Included in such intangible assets was goodwill of $3.5 billion at each of those respective dates. Amortization of core deposit and other intangible assets, after tax effect, totaled $11 million ($.08 per diluted common share) during the third quarter of 2011, compared with $8 million ($.07 per diluted common share) during the year-earlier quarter and $9 million ($.07 per diluted common share) during the second quarter of 2011. Amortization of core deposit and other intangible assets, after tax effect, totaled $27 million during each of the nine-month periods ended September 30, 2011 and 2010 or $.22 per diluted common share and $.23 per diluted common share, respectively.

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

Net operating income was $210 million in the recent quarter, compared with $200 million in the third quarter of 2010. Diluted net operating earnings per common share for the third quarter of 2011 were $1.53, compared with $1.55 in the year-earlier quarter. Net operating income and diluted net operating earnings per common share were $289 million and $2.16, respectively, in the second quarter of 2011. For the first nine months of 2011, net operating income and diluted net operating earnings per common share were $716 million and $5.36, respectively, compared with $559 million and $4.33 in the corresponding period of 2010.

Net operating income expressed as an annualized rate of return on average tangible assets was 1.14% in the recent quarter, compared with 1.24% in the year-earlier quarter and 1.69% in the second quarter of 2011. Net operating income expressed as an annualized return on average tangible common equity was 16.26% in the recently completed quarter, compared with 19.58% in the third quarter of 2010 and 24.40% in 2011’s second quarter. For the first three quarters of 2011, net operating income represented an annualized return on average tangible assets and average tangible common shareholders’ equity of 1.39% and 20.16%, respectively, compared with 1.16% and 19.13%, respectively, in the similar 2010 period.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income rose 8% to $623 million in the third quarter of 2011 from $576 million in the year-earlier quarter. That improvement was predominantly the result of an $8.1 billion, or 14%, rise in average earning assets, partially offset by a 19 basis point (hundredths of one percent) narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. Taxable-equivalent net interest income aggregated $593 million in the second quarter of 2011. The recent quarter’s improvement in net interest income from the second quarter of 2011 resulted from a $3.8 billion, or 6%, increase in average earning assets, partially offset by a 7 basis point narrowing of the net interest margin. The increases in average earning assets in the two most recent quarters as compared with the third quarter of 2010 were predominantly the result of earning assets obtained in the acquisition of Wilmington Trust, which at the May 16, 2011 acquisition date totaled approximately $9.6 billion. The recent quarter’s narrowing of the net interest margin as compared with the third quarter of 2010 and 2011’s second quarter was partially attributable to the Wilmington Trust acquisition. Also contributing to that narrowing as compared with those prior quarters were significantly higher balances on deposit with the Federal Reserve Bank of New York.

For the first nine months of 2011, taxable-equivalent net interest income was $1.79 billion, up 5% from $1.71 billion in the corresponding period of 2010. That increase was largely attributable to a rise in average earning assets, which increased $3.6 billion or 6% to $63.4 billion from $59.7 billion in the first nine months of 2010. Partially offsetting the improvement in net interest income was a 5 basis point narrowing of the Company’s net interest margin. The growth in average earning assets was largely the result of earning assets obtained in the acquisition of Wilmington Trust on May 16, 2011.

Average loans and leases rose $7.4 billion, or 14%, to $58.2 billion in the recent quarter from $50.8 billion in the third quarter of 2010. Included in average loans and leases in the recent quarter were loans obtained in the Wilmington Trust acquisition. Loans associated with Wilmington Trust totaled $6.4 billion on the May 16, 2011 acquisition date, consisting of approximately $1.4 billion of commercial loans and leases, $3.2 billion of commercial real estate loans, $680 million of residential real estate loans and $1.1 billion of consumer loans. Including the impact of the acquired loan balances, commercial loans and leases averaged $15.0 billion in the third quarter of 2011, up $2.1 billion or 17% from $12.9 billion in the year-earlier quarter. Commercial real estate loans averaged $24.0 billion in the recent quarter, up $3.4 billion or 16% from $20.6 billion in the third quarter of 2010. That increase was predominantly due to the impact of loans obtained in the acquisition of Wilmington Trust. Average residential real estate loans outstanding increased $1.3 billion or 23% to $7.0 billion in the recently completed quarter from $5.7 billion in the third quarter of 2010. Included in that portfolio were loans held for sale, which averaged $250 million in the third quarter of 2011, compared with $441 million in the year-earlier quarter. Excluding loans held for sale, average residential real estate loans rose $1.5 billion from the third quarter of 2010 to the third quarter of 2011. That growth was largely due to the Company’s decision to retain for portfolio during the fourth quarter of 2010 and a portion of the initial 2011 quarter a higher proportion of originated loans rather than selling them. Loans obtained in the Wilmington Trust acquisition also contributed to the increase. During the third quarter of 2011, the Company again began to retain for portfolio the majority of residential real estate loans originated, although the impact of that decision did not significantly impact average residential real estate loans outstanding during the recent quarter. Consumer loans averaged $12.2 billion in the recent quarter, $513 million or 4% higher than $11.7 billion in 2010’s third quarter. That increase was largely due to the impact of loans obtained in the acquisition of Wilmington Trust, partially offset by lower average balances of automobile and home equity loans (excluding Wilmington Trust loans).

Average loan balances in the recent quarter increased $2.7 billion, or 5%, from the second quarter of 2011. Average outstanding commercial loan and lease balances increased $384 million, or 3%, from the second quarter of 2011. Commercial real estate loan average balances rose $1.5 billion, or 7%, in 2011’s third quarter as compared with the immediately preceding quarter. Average residential real estate loans in the recent quarter were up $444 million, or 7%, from the second quarter of 2011. Average outstanding consumer loans rose $392 million, or 3%, from 2011’s second quarter. The majority of the growth in the respective loan categories resulted from the full-quarter impact of loans obtained in the acquisition of Wilmington Trust. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

Dollars in millions

		Percent increase (decrease) from
	3rd Qtr. 2011	3rd Qtr. 2010	2nd Qtr. 2011
Commercial, financial, etc.	$15,007	17%	3%
Real estate – commercial	23,979	16	7
Real estate – consumer	7,002	23	7
Consumer
Automobile	2,804	2	3
Home equity lines	6,063	4	3
Home equity loans	734	(13)	—
Other	2,599	17	6

Total consumer	12,200	4	3

Total	$58,188	14%	5%

For the first nine months of 2011, average loans and leases aggregated $55.2 billion, up $3.9 billion or 8% from $51.3 billion in the similar 2010 period. That growth was predominantly the result of loans obtained from Wilmington Trust, which totaled $6.4 billion on the May 16, 2011 acquisition date.

The investment securities portfolio averaged $7.0 billion in the recent quarter, down $988 million or 12% from $8.0 billion in the third quarter of 2010. The decline from the year-earlier quarter reflects the impact of sales of securities late in the first quarter and in the second quarter of 2011, as well as maturities and paydowns of mortgage-backed securities, partially offset by purchases of residential mortgage-backed securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and Fannie Mae during the two most recent quarters. Average investment securities balances in the third quarter of 2011 were up 10% from the immediately preceding quarter, due predominantly to the impact of those purchases of residential mortgage-backed securities, partially offset by maturities and paydowns of mortgage-backed securities. For the first nine months of 2011 and 2010, average investment securities were $6.9 billion and $8.2 billion, respectively. The Wilmington Trust acquisition added approximately $510 million to the investment securities portfolio on the May 16, 2011 acquisition date. The investment securities portfolio is largely comprised of residential mortgage-backed securities and CMOs, debt securities issued by municipalities, capital preferred securities issued by certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to the risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination. Near the end of the first quarter, the Company sold certain residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac that were held in the available-for-sale portfolio. Those securities had an amortized cost of approximately $484 million. During the second quarter of 2011, the Company sold certain residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, collateralized debt obligations and capital preferred securities, all held in the available-for-sale portfolio, with an amortized cost of $1.21 billion. The Company sold the securities in connection with the acquisition of Wilmington Trust in order to manage its balance sheet size and composition and resultant capital ratios. The second quarter 2011 purchase of $1.2 billion of residential mortgage-backed securities guaranteed by Ginnie Mae provided a replenishment of the investment securities portfolio at an improved risk-weighting. In the recent quarter the Company purchased $900 million of residential mortgage-backed securities guaranteed by Fannie Mae.

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” Other-than-temporary impairment charges recognized during each of the quarters ended September 30, 2011 and September 30, 2010 totaled $10 million (pre-tax) and during the quarter ended June 30, 2011 totaled $27 million (pre-tax). Such impairment charges in each of the quarters related to certain privately issued CMOs and, to a much lesser extent in the third quarter of 2010, to CDOs. Poor economic conditions, high unemployment and depressed real estate values were significant factors contributing to the recognition of the other-than-temporary impairment charges related to the CMOs and CDOs. Based on management’s assessment of future cash flows associated with individual investment securities, as of September 30, 2011, the Company concluded that the remaining declines associated with the rest of the investment securities portfolio were temporary in nature. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-earning deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $2.0 billion, $238 million and $1.5 billion for the quarters ended September 30, 2011, September 30, 2010 and June 30, 2011, respectively. Interest-bearing deposits at banks averaged $1.9 billion in the recent quarter, up from $92 million in the third quarter of 2010 and $804 million in 2011’s second quarter. The significantly higher balances in the two most recent quarters were due to increased deposits at the Federal Reserve Bank of New York resulting largely from the Wilmington Trust acquisition. Also reflected in other earning assets were purchases of investment securities under agreements to resell, which averaged $58 million in each of the quarters ended September 30, 2011 and September 30, 2010, and $613 million in the quarter ended June 30, 2011. Agreements to resell securities are accounted for similar to collateralized loans, with changes in the market value of the collateral monitored by the Company to ensure sufficient coverage. The higher level of resell agreements in 2011’s second quarter was due to the need to fulfill collateral requirements associated with certain municipal deposits. There were no resell agreements outstanding at September 30, 2011 or December 31, 2010, while such agreements aggregated $425 million at September 30, 2010. For the nine-month periods ended

September 30, 2011 and 2010, average balances of other earning assets were $1.3 billion and $202 million, respectively. Higher interest-bearing deposits at the Federal Reserve and other banks were the most significant items contributing to that increase. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.

As a result of the changes described herein, average earning assets aggregated $67.2 billion in the third quarter of 2011, compared with $59.1 billion in the year-earlier quarter. Average earning assets were $63.4 billion in the second quarter of 2011 and totaled $63.4 billion and $59.7 billion for the nine-month periods ended September 30, 2011 and 2010, respectively.

The most significant source of funding for the Company is core deposits. The Company considered noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and, during 2010 and prior years, domestic time deposits under $100,000 as core deposits. A provision of the Dodd-Frank Act permanently increased the maximum amount of FDIC deposit insurance for financial institutions to $250,000 per depositor. That maximum was $100,000 per depositor until 2009, when it was raised to $250,000 temporarily through December 31, 2013. As a result of the permanently increased deposit insurance coverage, effective December 31, 2010 the Company considers time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit of $250,000 or less generated on a nationwide basis by Wilmington Trust, National Association (“Wilmington Trust, N.A.”), a wholly owned bank subsidiary of M&T that was formerly named M&T Bank, National Association, are also included in core deposits. Average core deposits totaled $54.5 billion in the third quarter of 2011, compared with $43.1 billion in the corresponding quarter of 2010 and $50.5 billion in the second quarter of 2011. The change in the Company’s definition of core deposits to include time deposits from $100,000 to $250,000 increased average core deposits by approximately $1.0 billion in each of the second and third quarters of 2011. The Wilmington Trust acquisition added approximately $6.6 billion of core deposits on May 16, 2011. Excluding deposits obtained in that transaction, the growth in core deposits since the third quarter of 2010 was due, in part, to the lack of attractive alternative investments available to the Company’s customers resulting from lower interest rates and from the economic environment in the U.S. The low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have increased. The following table provides an analysis of quarterly changes in the components of average core deposits. For the nine-month periods ended September 30, 2011 and 2010, core deposits averaged $50.4 billion and $43.1 billion, respectively.

AVERAGE CORE DEPOSITS

Dollars in millions

		Percent increase from
	3rd Qtr. 2011	3rd Qtr. 2010	2nd Qtr. 2011
NOW accounts	$788	40%	11%
Savings deposits	30,408	23	6
Time deposits (a)	5,084	23	2
Noninterest-bearing deposits	18,222	34	13

Total	$54,502	26%	8%

(a)	Average time deposits considered core deposits in the second and third quarters of 2011 represented time deposits of $250,000 or less. In the third quarter of 2010, average time deposits considered core deposits were those with balances less than $100,000.

In addition to core deposits, time deposits over $250,000, deposits associated with the Company’s Cayman Islands branch office, and brokered deposits provide sources of funding for the Company. Time deposits over $250,000, excluding brokered certificates of deposit, averaged $499 million in the third quarter of 2011, compared with $484 million in the second quarter of 2011. Similar time deposits over $100,000 averaged $1.6 billion in the third quarter of 2010. Cayman Islands branch deposits averaged $614 million, $802 million and $819 million for the three-month periods ended September 30, 2011, September 30, 2010 and June 30, 2011, respectively. Brokered time deposits averaged $1.6 billion in the recent quarter, compared with $571 million in the third quarter of 2010 and $1.2 billion in the second quarter of 2011. Brokered time deposits obtained in the acquisition of Wilmington Trust totaled $1.4 billion as of May 16, 2011. The Company also had brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged $1.3 billion during the recently completed quarter, compared with $1.5 billion and $1.4 billion during the corresponding quarter of 2010 and the second quarter of 2011, respectively. The levels of brokered NOW and brokered money-market deposit accounts reflect the demand for such deposits, largely resulting from continued uncertain economic markets and the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. Cayman Islands branch deposits and brokered deposits have been used by the Company as alternatives to short-term borrowings. Additional amounts of Cayman Islands branch deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank and others as sources of funding. Short-term borrowings averaged $592 million in the recent quarter, compared with $1.9 billion in the third quarter of 2010 and $707 million in the second quarter of 2011. Included in average short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $309 million in the third quarter of 2011, $1.7 billion in the year-earlier quarter and $548 million in the second quarter of 2011. Overnight federal funds borrowings represented the largest component of short-term borrowings and totaled $365 million at September 30, 2011, $1.0 billion at September 30, 2010 and $826 million at December 31, 2010.

Long-term borrowings averaged $6.8 billion in the recent quarter, compared with $8.9 billion in the third quarter of 2010 and $7.1 billion in the second quarter of 2011. Included in average long-term borrowings were amounts borrowed from the Federal Home Loan Bank (“FHLB”) of New York, the FHLB of Atlanta and the FHLB of Pittsburgh of $1.5 billion in the third quarter of 2011, $3.9 billion in the year-earlier quarter and $2.0 billion in 2011’s second quarter, and subordinated capital notes of $2.2 billion in the recent quarter, $1.9 billion in the third quarter of 2010 and $2.0 billion in the second quarter of 2011. Subordinated capital notes assumed in connection with the Wilmington Trust acquisition totaled $450 million at May 16, 2011. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of September 30, 2011 swap agreements were used to hedge approximately $900 million of fixed rate subordinated notes. Further information on interest rate swap agreements is provided in note 10 of Notes to Financial Statements. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.2 billion in each of the quarters ended September 30, 2011, September 30, 2010 and June 30, 2011. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.6 billion in each of the quarters ended September 30, 2011, September 30, 2010 and June 30, 2011.

The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.43% in the third quarter of 2011, compared with 3.62% in the third quarter of 2010 and 3.51% in the second quarter of 2011. The yield on earning assets during the recent quarter was 4.29%, down 36 basis points from 4.65% in the year-earlier quarter, while the rate paid on interest-bearing liabilities declined 17 basis points to .86% from 1.03%. In the second quarter of 2011, the yield on earning assets was 4.40% and the rate paid on interest-bearing liabilities was .89%. The 19 basis point narrowing in the spread from the third quarter of 2010 to the recent quarter and the eight basis point narrowing in the spread from the second quarter of 2011 to the third 2011 quarter were each partially attributable to the acquisition of Wilmington Trust, including significantly higher earning balances in the two most recent quarters on lower-yielding deposits with the Federal Reserve Bank of New York. For the first nine months of 2011, the net interest spread was 3.53%, down five basis points from the year-earlier period. The yield on earning assets and the rate paid on interest-bearing liabilities for the nine-month period ended September 30, 2011 were 4.42% and .89%, respectively, compared with 4.62% and 1.04%, respectively, in the similar period of 2010.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $19.5 billion in the recent quarter, compared with $14.4 billion in the third quarter of 2010 and $17.3 billion in the second quarter of 2011. The rise in average net interest-free funds in the two most recent quarters as compared with the third quarter of 2010 was largely the result of higher average balances of noninterest-bearing deposits. Such deposits averaged $18.2 billion, $13.6 billion and $16.2 billion in the quarters ended September 30, 2011, September 30, 2010 and June 30, 2011, respectively. In connection with the Wilmington Trust acquisition, the Company added noninterest-bearing deposits totaling $2.0 billion at the acquisition date. During the first nine months of 2011 and 2010, average net interest-free funds were $17.5 billion and $14.1 billion, respectively. Goodwill and core deposit and other intangible assets averaged $3.8 billion in the recent quarter, compared with $3.7 billion in each of the quarters ended September 30, 2010 and June 30, 2011. Core deposit and other intangible assets added from the Wilmington Trust acquisition were $176 million on May 16, 2011. There was no goodwill recorded as a result of the acquisition. The cash surrender value of bank owned life insurance averaged $1.5 billion during each of the quarters ended September 30, 2011, September 30, 2010 and June 30, 2011. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .25% in each of the third quarters of 2011 and 2010, compared with .24% in 2011’s second quarter. That contribution for each of the first nine months of 2011 and 2010 was .25%.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.68% in the recent quarter, compared with 3.87% in the third quarter of 2010 and 3.75% in the second quarter of 2011. During the nine-month periods ended September 30, 2011 and 2010, the net interest margin was 3.78% and 3.83%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $900 million at each of September 30, 2011, December 31, 2010 and June 30, 2011, and $1.0 billion at September 30, 2010. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount of the swap agreements at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended September 30, 2011 and 2010 and the quarter ended June 30, 2011 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $149 million, $140 million, $106 million and $97 million at September 30, 2011, September 30, 2010, June 30, 2011 and December 31, 2010, respectively. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure with respect to the estimated fair value as of September 30, 2011 of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparties as well as counterparty postings of $78 million of collateral with the Company.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 6.07% and 1.87%, respectively, at September 30, 2011. The average notional amounts of interest rate swap agreements entered into for risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

Dollars in thousands

	0000000000	0000000000	0000000000	0000000000
	Three months ended September 30
	2011		2010
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(9,485)	(.08)	(10,229)	(.09)

Net interest income/margin	$9,485	.06%	$10,229	.07%

Average notional amount	$900,000		$1,037,241

Rate received (b)		6.02%		6.27%
Rate paid (b)		1.84%		2.36%

	0000000000	0000000000	0000000000	0000000000
	Nine months ended September 30
	2011		2010
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(28,490)	(.08)	(32,448)	(.10)

Net interest income/margin	$28,490	.06%	$32,448	.07%

Average notional amount	$900,000		$1,050,794

Rate received (b)		6.09%		6.35%
Rate paid (b)		1.86%		2.22%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

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

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings totaled $365 million, $1.0 billion and $826 million at September 30, 2011, September 30, 2010 and December 31, 2010, respectively. In general, those borrowings were unsecured and matured on the following business day. As previously noted, Cayman Islands branch deposits and brokered certificates of deposit have been used by the Company as an alternative to short-term borrowings. Cayman Islands branch deposits also generally mature on the next business day and totaled $515 million at September 30, 2011, $654 million at September 30, 2010 and $1.6 billion at December 31, 2010. Outstanding brokered time deposits at September 30, 2011, September 30, 2010 and December 31, 2010 were $1.4 billion, $526 million and

$485 million, respectively. Brokered time deposits assumed in the Wilmington Trust transaction aggregated $1.4 billion at the acquisition date. At September 30, 2011, the weighted-average remaining term to maturity of brokered time deposits was 12 months. Certain of these brokered time deposits have provisions that allow for early redemption. The Company also has brokered NOW and brokered money-market deposit accounts which aggregated $1.2 billion, $1.5 billion and $1.3 billion at September 30, 2011, September 30, 2010 and December 31, 2010, respectively.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $52 million and $27 million at September 30, 2011 and 2010, respectively, and $107 million at December 31, 2010. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was approximately $1.9 billion at each of September 30, 2011 and 2010 and $2.0 billion at December 31, 2010. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at September 30, 2011 approximately $1.0 billion was available for payment of dividends to M&T from banking subsidiaries. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 5 of Notes to Financial Statements. The $300 million of 5.375% senior notes of M&T that were issued in 2007 mature in May 2012. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at September 30, 2011 or at December 31, 2010.

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

The accompanying table as of September 30, 2011 and December 31, 2010 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

Dollars in thousands

	Calculated increase (decrease) in projected net interest income
Changes in interest rates	September 30, 2011	December 31, 2010
+200 basis points	133,080	67,255
+100 basis points	70,660	35,594
-100 basis points	(50,225)	(40,760)
-200 basis points	(64,124)	(61,720)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period of 100 and 200 basis points, as compared with the assumed base scenario. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. The changes to projected net interest income resulting from rising interest rates at September 30, 2011 as compared with December 31, 2010 were predominantly due to the acquisition of Wilmington Trust. The most significant of those changes related to the rising interest rate scenarios and were largely due to the addition of variable rate commercial loans and commercial real estate loans that had been funded by Wilmington Trust using core deposits and fixed rate brokered time deposits. In addition, higher cash balances obtained in the acquisition allowed the Company to reduce its reliance on variable rate federal funds purchased. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table are not considered significant to the Company’s past or projected net interest income.

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

The notional amounts of interest rate contracts entered into for trading purposes consisting of transactions with customers and offsetting positions with other counterparties so as to mitigate risk totaled $13.6 billion at September 30, 2011, compared with $12.6 billion at September 30, 2010 and $12.8 billion at December 31, 2010. The notional amounts of foreign currency and other option and futures contracts similarly entered into for trading purposes were $1.3 billion, $622 million and $769 million at September 30, 2011, September 30, 2010 and December 31, 2010, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $606 million and $458 million, respectively, at September 30, 2011, $537 million and $425 million, respectively, at September 30, 2010, and $524 million and $333 million, respectively, at December 31, 2010. Included in trading account assets at September 30, 2011 were $34 million of assets related to deferred compensation plans, compared with $33 million and $35 million at September 30, 2010 and December 31, 2010, respectively. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at September 30, 2011 and 2010 were $32 million and $35 million, respectively, of liabilities related to deferred compensation plans, while at December 31, 2010 such liabilities related to deferred compensation plans totaled $36 million. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

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

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the third quarter of 2011 was $58 million, compared with $93 million in the year-earlier quarter and $63 million in the second quarter of 2011. For the nine-month periods ended September 30, 2011 and 2010, the provision for credit losses was $196 million and $283 million, respectively. While the levels of the provision subsequent to 2007 have been higher than historical levels, the Company has recently experienced improvement in some of its credit quality metrics. Nevertheless, generally declining real estate valuations and higher than normal levels of delinquencies and charge-offs have significantly affected the quality of the Company’s residential real estate-related loan portfolios. Specifically, the Company’s alternative (“Alt-A”)

residential real estate loan portfolio and its residential real estate builder and developer loan portfolio experienced the majority of the credit problems related to the turmoil in the residential real estate market place in recent years. Alt-A loans represent residential real estate loans that at origination typically included some form of limited borrower documentation requirements as compared with more traditional residential real estate loans. Loans in the Company’s Alt-A portfolio were originated by the Company prior to 2008. The Company also experienced increased levels of commercial loan and consumer loan charge-offs over the past three years due to, among other things, higher unemployment levels and the recessionary economy.

Net loan charge-offs were $57 million in the recent quarter, compared with $93 million in the third quarter of 2010 and $59 million in the second quarter of 2011. Net charge-offs as an annualized percentage of average loans and leases were .39% in the third quarter of 2011, compared with .73% and .43% in the third quarter of 2010 and the second quarter of 2011, respectively. Net charge-offs for the nine-month periods ended September 30 totaled $190 million in 2011 and $269 million in 2010, representing an annualized .46% and .70% of average loans and leases. A summary of net charge–offs by loan type follows:

NET CHARGE-OFFS

BY LOAN/LEASE TYPE

In thousands

	2011
	1st Qtr.	2nd Qtr.	3rd Qtr.	Year to-date
Commercial, financial, etc.	$11,862	12,650	9,460	33,972
Real estate:
Commercial	24,230	12,731	12,873	49,834
Residential	14,666	13,839	10,385	38,890
Consumer	23,480	19,894	24,346	67,720

	$74,238	59,114	57,064	190,416

	2010
	1st Qtr.	2nd Qtr.	3rd Qtr.	Year to-date
Commercial, financial, etc.	$17,994	9,166	33,147	60,307
Real estate:
Commercial	30,226	35,449	17,837	83,512
Residential	15,280	13,182	17,480	45,942
Consumer	31,009	23,801	24,483	79,293

	$94,509	81,598	92,947	269,054

Net charge-offs of commercial loans and leases declined in the two most recent quarters as compared with the third quarter of 2010 due largely to a general improvement in economic conditions for businesses. Included in net charge-offs of commercial real estate loans were net charge-offs of loans to residential homebuilders and developers of $5 million and $11 million for the quarters ended September 30, 2011 and 2010, respectively, and $6 million in the second quarter of 2011. Net charge-offs of residential real estate loans included net charge-offs of Alt-A first mortgage loans of $7 million and $9 million in the third quarters of 2011 and 2010, respectively, compared with $8 million during the quarter ended June 30, 2011. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended September 30, 2011, September 30, 2010 and June 30, 2011, respectively, of: indirect automobile loans of $5 million, $7 million and $5 million; recreational vehicle loans of $5 million, $6 million and $5 million; and home equity loans and lines of credit, including Alt-A second lien loans, of $10 million, $7 million and $8 million. Including both first and second lien mortgages, net charge-offs of Alt-A loans totaled $8 million and $10 million in the quarters ended September 30, 2011 and 2010, respectively, compared with $9 million in the second quarter of 2011.

Nonaccrual loans totaled $1.11 billion or 1.91% of total loans and leases outstanding at September 30, 2011, compared with $1.00 billion or 1.97% at September 30, 2010, $1.14 billion or 2.19% at December 31, 2010 and $1.12 billion or 1.91% at June 30, 2011. Contributing to the increase in nonaccrual loans from September 30, 2010 were the transfers to nonaccrual status in the fourth quarter of 2010 of a relationship with a residential builder and developer which totaled $64 million at the end of the recent quarter and commercial construction loans to an owner/operator of retirement and assisted living facilities which totaled $66 million at September 30, 2011, and a second quarter 2011 transfer to this category of a $21 million loan to a residential builder and developer. Partially offsetting the transfers to nonaccrual status were charge-offs and payments, including the fourth quarter 2010 payoff of a $36 million relationship with a borrower in the commercial real estate sector. The continuing softness in the residential real estate marketplace has resulted in depressed real estate values and high levels of delinquencies, both for loans to consumers and loans to builders and developers of residential real estate. Conditions in the U.S. economy have resulted in generally higher levels of nonaccrual loans than historically experienced by the Company.

In order to provide information about the performance of loans obtained in acquisitions, effective September 30, 2011, the Company began to separately report “other acquired impaired loans”, which represent acquired loans that ceased performing in accordance with their contractual terms subsequent to the acquisition date but that are included in accounting pools that continue to accrue interest income. In accordance with GAAP, those individual loans are not considered impaired because impairment is determined at the pool level. Other acquired impaired loans, which had previously been aggregated with nonaccrual loans, totaled $218 million or .37% of total loans at September 30, 2011, compared with $98 million or .19% a year earlier, $99 million or .19% at December 31, 2010 and $141 million or .24% at June 30, 2011. The increase in such loans from June 30, 2011 to September 30, 2011 was due to the addition of $81 million of loans obtained in the acquisition of Wilmington Trust. There were no Wilmington Trust loans in this category at June 30, 2011. Acquired loans, including other acquired impaired loans, were initially recorded at fair value on the acquisition date. The determination of fair value took into consideration the impact of credit losses on expected cash flows associated with such loans. As a result of recording acquired loans at fair value, the Company presently expects that credit losses associated with other acquired impaired loans will not have a material effect on the Company’s consolidated financial statements.

Accruing loans past due 90 days or more were $310 million or .53% of total loans and leases at September 30, 2011, compared with $215 million or .42% a year earlier, $270 million or .52% at December 31, 2010 and $373 million or .64% at June 30, 2011. Reflected in those loans at September 30 and June 30, 2011 were $64 million and $130 million, respectively, of loans obtained in the Wilmington Trust acquisition that were past their renewal date. For each of those loans, borrowers continued to currently make periodic payments as required by their maturing loan agreements while new agreements between the borrowers and the Company were being developed. Accruing loans past due 90 days or more also included $212 million, $194 million, $214 million and $207 million at September 30, 2011, September 30, 2010, December 31, 2010 and June 30, 2011, respectively, of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $205 million, $178 million, $191 million and $195 million at September 30, 2011, September 30, 2010, December 31, 2010 and June 30, 2011, respectively.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $704 million at September 30, 2011, or approximately 1% of total loans. Of that amount, $634 million related to the Wilmington Trust acquisition.

In an effort to assist borrowers, the Company modified the terms of select loans secured by residential real estate, largely from the Company’s portfolio of Alt-A loans. Included in loans outstanding at September 30, 2011 were $294 million of modified loans, of which $129 million were classified as nonaccrual. The remaining modified loans have demonstrated payment capability consistent with the modified terms and, accordingly, were classified as renegotiated loans and were accruing interest at September 30, 2011. Loan modifications included such actions as the extension of loan maturity dates (generally from thirty to forty years) and the lowering of interest rates and monthly payments. The objective of the modifications was to increase loan repayments by customers and thereby reduce net charge-offs. In accordance with GAAP, the modified loans are included in impaired loans for purposes of determining the allowance for credit losses. Modified residential real estate loans totaled $309 million at September 30, 2010, of which $117 million were in nonaccrual status, and $308 million as of December 31, 2010, of which $117 million were in nonaccrual status. Information about modifications of loans that are considered troubled debt restructurings during the three and nine month periods ended September 30, 2011 is included in note 4 of Notes to Financial Statements.

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, M&T has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $133 million, $106 million and $129 million at September 30, 2011, December 31, 2010 and June 30, 2011, respectively.

Commercial loans and leases classified as nonaccrual totaled $151 million at September 30, 2011, $200 million at September 30, 2010, $173 million at December 31, 2010 and $151 million at June 30, 2011. The decline in such loans since September 30, 2010 reflects payments/payoffs including a fourth quarter 2010 payoff of a $36 million relationship with a borrower in the commercial real estate sector. Other acquired impaired commercial loans totaled $22 million at September 30, 2011 (including $8 million related to the Wilmington Trust acquisition), compared with $15 million at September 30, 2010 and $13 million at each of December 31, 2010 and June 30, 2011.

Nonaccrual commercial real estate loans aggregated $607 million at September 30, 2011, $460 million a year earlier, $617 million at December 31, 2010 and $610 million at June 30, 2011. Reflected in such nonaccrual loans were loans to residential homebuilders and developers totaling $319 million, $272 million, $317 million and $317 million at September 30, 2011, September

30, 2010, December 31, 2010 and June 30, 2011, respectively. Contributing to the increases from September 30, 2010 was the fourth quarter 2010 addition to nonaccrual loans of commercial construction loans to an owner/operator of retirement and assisted living facilities, which aggregated $66 million at September 30, 2011. Information about the location of nonaccrual and charged–off loans to residential real estate builders and developers as of and for the three-month period ended September 30, 2011 is presented in the accompanying table. Other acquired impaired commercial real estate loans aggregated $156 million at the recent quarter-end (including $63 million related to the Wilmington Trust acquisition), compared with $62 million, $65 million and $98 million at September 30, 2010, December 31, 2010 and June 30, 2011, respectively.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

	September 30, 2011			Quarter ended September 30, 2011
		Nonaccrual		Net charge-offs
	Outstanding balances (a)	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)

New York	$227,921	$18,453	8.10%	$520	0.85%
Pennsylvania	363,093	94,543	26.04	717	0.61
Mid-Atlantic	1,025,368	186,950	18.23	4,068	1.51
Other	203,728	35,423	17.39	330	0.62

Total	$1,820,110	$335,369	18.43%	$5,635	1.12%

(a)	Includes approximately $150 million of loans not secured by real estate, of which approximately $16 million were in nonaccrual status.

Residential real estate loans classified as nonaccrual totaled $274 million at September 30, 2011, $263 million at September 30, 2010, $268 million at December 31, 2010 and $276 million at June 30, 2011. Depressed real estate values and high levels of delinquencies have contributed to higher than historical levels of residential real estate loans classified as nonaccrual and to the elevated level of charge-offs. Included in residential real estate loans classified as nonaccrual were Alt-A loans, which totaled $109 million and $107 million at September 30, 2011 and September 30, 2010, respectively, $106 million at December 31, 2010 and $107 million at June 30, 2011. Residential real estate loans past due 90 days or more and accruing interest totaled $218 million at September 30, 2011, compared with $183 million a year earlier, and $192 million and $199 million at December 31, 2010 and June 30, 2011, respectively. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended September 30, 2011 is presented in the accompanying table. Other acquired impaired residential real estate loans totaled $26 million at September 30, 2011 (including $7 million related to the Wilmington Trust acquisition), compared with $10 million a year earlier, $11 million at December 31, 2010 and $19 million at June 30, 2011.

Nonaccrual consumer loans and leases totaled $82 million at September 30, 2011, compared with $77 million a year earlier, $80 million at December 31, 2010 and $81 million at June 30, 2011. As a percentage of consumer loan balances outstanding, nonaccrual consumer loans were .68% at September 30, 2011, compared with .66% a year earlier, .70% at December 31, 2010 and .66% at June 30, 2011. Included in nonaccrual consumer loans and leases at September 30,

2011, September 30, 2010, December 31, 2010 and June 30, 2011 were automobile loans of $27 million, $32 million, $32 million and $27 million, respectively; recreational vehicle loans of $9 million, $9 million, $12 million and $9 million, respectively; and outstanding balances of home equity loans and lines of credit, including second lien Alt-A loans, of $42 million, $33 million, $33 million and $39 million, respectively. Consumer loans past due 90 days or more and accruing interest were $6 million at September 30, 2011 and $4 million at each of September 30, 2010, December 31, 2010 and June 30, 2011. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended September 30, 2011 is presented in the accompanying table. Other acquired impaired consumer loans totaled $14 million at September 30, 2011 and $11 million at each of September 30, 2010, December 31, 2010 and June 30, 2011.

Real estate and other foreclosed assets totaled $150 million at September 30, 2011, $193 million at September 30, 2010, $220 million at December 31, 2010 and $159 million at June 30, 2011. The decline in such assets at the two most recent quarter-ends as compared with September 30 and December 31, 2010 resulted from the sale during the second quarter of 2011 of a commercial real estate property located in New York City with a carrying value of $99 million. The Company’s holding of residential real estate-related properties comprised approximately 69% of foreclosed assets at September 30, 2011. Reflected in real estate and other foreclosed assets at September 30, 2011 and June 30, 2011 were $51 million and $57 million, respectively, of such assets associated with the Wilmington Trust acquisition.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

	September 30, 2011			Quarter ended September 30, 2011
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
Residential mortgages:
New York	$2,561,231	$48,468	1.89%	$671	0.10%
Pennsylvania	935,848	20,832	2.23	355	0.15
Mid-Atlantic	1,688,743	30,273	1.79	1,320	0.32
Other	1,280,646	61,512	4.80	515	0.16

Total	$6,466,468	$161,085	2.49%	$2,861	0.18%

Residential construction loans:
New York	$8,613	$822	9.54%	$58	2.60%
Pennsylvania	2,931	405	13.81	6	0.74
Mid-Atlantic	15,963	134	0.84	—	—
Other	23,584	2,612	11.07	379	5.66

Total	$51,091	$3,973	7.78%	$443	3.21%

Alt-A first mortgages:
New York	$86,040	$18,884	21.95%	$495	2.26%
Pennsylvania	19,658	2,827	14.38	13	0.27
Mid-Atlantic	98,431	16,070	16.33	853	3.32
Other	343,763	71,012	20.66	5,720	6.47

Total	$547,892	$108,793	19.86%	$7,081	5.02%

Alt-A junior lien:
New York	$2,482	$58	2.35%	$310	46.77%
Pennsylvania	633	33	5.21	—	—
Mid-Atlantic	3,960	81	2.03	203	19.75
Other	13,252	787	5.94	827	23.63

Total	$20,327	$959	4.72%	$1,340	25.05%

First lien home equity loans:
New York	$28,478	$459	1.61%	$21	0.29%
Pennsylvania	157,765	2,996	1.90	97	0.24
Mid-Atlantic	129,339	646	0.50	34	0.10
Other	1,057	99	9.37	—	—

Total	$316,639	$4,200	1.33%	$152	0.18%

First lien home equity lines:
New York	$884,581	$2,564	0.29%	$372	0.17%
Pennsylvania	583,442	1,692	0.29	93	0.06
Mid-Atlantic	537,142	1,003	0.19	61	0.04
Other	16,236	572	3.52	—	—

Total	$2,021,401	$5,831	0.29%	$526	0.10%

Junior lien home equity loans:
New York	$67,468	$1,417	2.10%	$256	1.29%
Pennsylvania	77,176	1,319	1.71	189	0.87
Mid-Atlantic	211,996	840	0.40	399	0.82
Other	19,056	687	3.60	(13)	(0.31)

Total	$375,696	$4,263	1.13%	$831	0.88%

Junior lien home equity lines:
New York	$1,581,466	$18,998	1.20%	$3,859	0.96%
Pennsylvania	621,497	1,941	0.31	335	0.22
Mid-Atlantic	1,722,867	2,579	0.15	1,914	0.45
Other	116,077	2,822	2.43	624	2.18

Total	$4,041,907	$26,340	0.65%	$6,732	0.66%

A comparative summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

Dollars in thousands

	2011 Quarters			2010 Quarters
	Third	Second	First	Fourth	Third

Nonaccrual loans	$1,113,788	1,117,584	1,081,920	1,139,740	1,001,454
Real estate and other foreclosed assets	149,868	158,873	218,203	220,049	192,600

Total nonperforming assets	$1,263,656	1,276,457	1,300,123	1,359,789	1,194,054

Accruing loans past due 90 days or more (a)	$309,966	373,197	264,480	269,593	214,769

Renegotiated loans	$223,233	234,726	241,190	233,342	233,671

Government guaranteed loans included in totals above:
Nonaccrual loans	$32,937	42,337	36,300	39,883	37,218
Accruing loans past due 90 days or more	211,808	207,135	214,505	214,111	194,223

Purchased impaired loans (b):
Outstanding customer balance	$1,393,777	1,473,237	206,253	219,477	113,964
Carrying amount	703,632	752,978	88,589	97,019	52,728

Other acquired impaired loans (c)	$217,759	141,391	129,191	99,454	98,106

Nonaccrual loans to total loans and leases, net of unearned discount	1.91%	1.91%	2.08%	2.19%	1.97%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	2.16%	2.17%	2.48%	2.60%	2.34%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.53%	.64%	.51%	.52%	.42%

(a)	Predominantly residential mortgage loans.
(b)	Accruing loans that were impaired at acquisition date and recorded at fair value.
(c)	Acquired loans that ceased performing in accordance with their contractual terms subsequent to the acquisition date, but are included in accounting pools that continue to accrue interest.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of September 30, 2011 in light of: (i) residential real estate values and the level of delinquencies of residential real estate loans; (ii) economic conditions in the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company. Considerable concerns exist about economic conditions in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment; the impact of economic conditions on businesses’ operations and abilities to repay loans; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued uncertainty about possible responses to state and local government budget deficits. Although the U.S. economy experienced recession and weak economic conditions during recent years, the impact of those conditions was not as pronounced on borrowers in the traditionally slower growth or stagnant regions of upstate New York and central Pennsylvania. Approximately one-half of the Company’s loans are to customers in New York State and Pennsylvania. Home prices in upstate New York and central Pennsylvania were relatively stable in recent years, in contrast to declines in values in many other regions of the country. Therefore, despite the conditions, as previously described, the most severe credit issues experienced by the Company during the recent financial downturn have been centered around residential real estate, including loans to builders and developers of residential real estate, in areas other than New York State and Pennsylvania. In response, the Company has expanded its normal loan review process to conduct detailed reviews of all loans to residential real estate builders and developers that exceeded $2.5 million. Those credit reviews often resulted in commencement of intensified collection efforts, including instances of foreclosure.

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

Management believes that the allowance for credit losses at September 30, 2011 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $909 million, or 1.56% of total loans and leases at September 30, 2011, compared with $895 million or 1.76% at September 30, 2010, $903 million or 1.74% at December 31, 2010 and $908 million or 1.55% at June 30, 2011. The ratio of the allowance to total loans and leases reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value based on estimated future cash flows expected to be received on those loans. Those cash flows reflect the impact of expected defaults on customer repayment performance. Excluding the effect of such loans, the allowance for credit losses related to the Company’s legacy loans (that is, total loans excluding loans acquired subsequent to 2008) expressed as a percentage of such legacy loans was 1.79% at September 30, 2011, compared with 1.86% at September 30, 2010, 1.82% at December 31, 2010 and 1.80% at June 30, 2011. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans was 82% at September 30, 2011, compared with 89% a year earlier, 79% at December 31, 2010 and 81% at June 30, 2011. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in determining the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $368 million in the third quarter of 2011, compared with $290 million in the year-earlier quarter and $502 million in the second quarter of 2011. Reflected in such income were net losses on investment securities (including other-than-temporary impairment losses) of $10 million in the recent quarter and $8 million in the third quarter of 2010, compared with net gains of $84 million in the second quarter of 2011. During 2011’s second quarter, the Company sold investment securities held in its available-for-sale portfolio having an amortized cost of approximately $1.21 billion, resulting in a gain of $111 million. The securities sold were predominantly residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, collateralized debt obligations and capital preferred securities. Included in net securities gains and losses were other-than-temporary impairment charges of $10 million in each of the three-month periods ended September 30, 2011 and 2010 and $27 million in the second quarter of 2011. Those other-than-temporary impairment charges were predominantly related to the Company’s holdings of privately issued CMOs and reflect the impact of lower real estate values and higher delinquencies on real estate loans underlying those impaired securities. Also reflected in noninterest income during 2011’s second quarter was the $65 million gain recorded as a result of the Wilmington Trust acquisition.

Excluding gains and losses on bank investment securities (including other-than-temporary impairment losses) and the acquisition-related gain, other income in the recent quarter totaled $378 million, up from $298 million in the third quarter of 2010 and $353 million in the second quarter of 2011. As compared with the third quarter of 2010, the primary contributor to the recent quarter’s improvement was significantly higher trust income, due to the Wilmington Trust acquisition, partially offset by a decline in residential mortgage banking revenues. That decline reflected the Company’s decision to retain the majority of residential mortgage loan originations in the recent quarter rather than selling them. The recent quarter’s increase in other income as compared with the second quarter of 2011 reflects a full quarter of trust income related to the acquisition of Wilmington Trust on May 16, 2011, partially offset by declines in gains on the sale of previously leased equipment and letter of credit and other credit-related fees.

Mortgage banking revenues were $38 million in the recent quarter, down 38% from $61 million in the third quarter of 2010 and 10% below $42 million in the second quarter of 2011. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $25 million in each of the two most recent quarters, compared with $45 million in the third quarter of 2010. The lower revenues in the 2011 quarters were largely attributable to lower volumes of loans originated for sale.

New commitments to originate residential mortgage loans to be sold were approximately $371 million and $1.4 billion in the third quarters of 2011 and 2010, respectively, and $742 million in the second quarter of 2011. Similarly, closed residential mortgage loans originated for sale to other investors were approximately $577 million in the most recent quarter, compared with $1.1 billion and $702 million in the three-month periods ended September 30, 2010 and June 30, 2011, respectively. Realized gains from sales of residential mortgage loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase mortgage loans originated for sale) and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $4 million in the recently completed quarter, compared with gains of $24 million and $5 million in the third quarter of 2010 and the second quarter of 2011, respectively.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. Since early 2007 when the Company recognized a $6 million charge related to declines in market values of previously sold residential real estate loans that the Company could have been required to repurchase, the Company has regularly reduced residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues during the three-month periods ended September 30, 2011, September 30, 2010 and June 30, 2011 were reduced by $3 million, $5 million and $9 million, respectively, related to actual and anticipated settlements of repurchase obligations.

Late in the third quarter of 2010, the Company began to originate certain residential real estate loans to be held in its loan portfolio, rather than continuing to sell such loans. During the fourth quarter of 2010 and the first quarter of 2011, the Company added approximately $700 million of loans to its portfolio of residential real estate loans. In general, the loans conformed to Fannie Mae and Freddie Mac underwriting guidelines. Retaining those residential real estate loans offset the impact of the declining investment securities portfolio resulting from maturities and paydowns of residential mortgage-backed securities while providing high quality assets earning a reasonable yield. From March through June 2011, the Company resumed originating for sale the majority of new residential real estate loans. However, beginning in July 2011, the Company has again begun to originate the majority of residential real estate loans to be held in its loan portfolio. During the third quarter of 2011, the Company added approximately $265 million of loans to its portfolio of residential real estate loans.

Loans held for sale that are secured by residential real estate totaled $191 million and $554 million at September 30, 2011 and 2010, respectively, and $341 million at December 31, 2010. Commitments to sell residential mortgage loans and commitments to originate such loans for sale at pre-determined rates were $304 million and $227 million, respectively, at September 30, 2011, $1.1 billion and $930 million, respectively, at September 30, 2010 and $458 million and $162 million, respectively, at December 31, 2010. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $6 million and $28 million at September 30, 2011 and September 30, 2010, respectively, and $11 million at December 31, 2010. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in a net decrease in revenues of $6 million in the recent quarter, compared with net increases in revenues of $9 million and $2 million in the third quarter of 2010 and the second quarter of 2011, respectively.

Revenues from servicing residential mortgage loans for others were $20 million in each of the third quarters of 2011 and 2010 and $19 million in the second quarter of 2011. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans which totaled $6 million in the two most recent quarters and $7 million in third quarter of 2010. Residential mortgage loans serviced for others totaled $28.1 billion at September 30, 2011, $21.3 billion at September 30, 2010, $21.6 billion at June 30, 2011 and $21.1 billion at December 31, 2010, including the small balance commercial mortgage loans noted above of approximately $4.7 billion at the recent quarter-end, $5.4 billion at September 30, 2010, $4.8 billion at June 30, 2011 and $5.2 billion at December 31, 2010. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $159 million at September 30, 2011, compared with $115 million at September 30, 2010, $111 million at June 30, 2011 and $118 million at December 31, 2010. The valuation allowance for possible impairment of residential mortgage servicing assets totaled $1 million and $6 million at September 30, 2011 and September 30, 2010, respectively. There was no valuation allowance at June 30, 2011 or at December 31, 2010. On September 30, 2011, the Company purchased servicing rights associated with residential mortgage loans having an outstanding principal balance of approximately $6.7 billion. The purchase price for such servicing rights was $54 million and has been included in capitalized residential mortgage servicing assets as of September 30, 2011. Of that amount, $38 million will not be paid to the seller until the conversion of data and other processing functions is transferred from the seller to the Company. That transfer is expected to occur during the fourth quarter of 2011. Because the purchase closed on September 30, 2011, the transaction had no impact on mortgage banking revenues or amortization of capitalized servicing rights during the recently completed quarter. Included in capitalized residential mortgage servicing assets were $18 million at September 30, 2011, $29 million at September 30, 2010, $21 million at June 30, 2011 and $26 million at December 31, 2010 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Servicing rights for the small balance commercial mortgage loans were purchased from Bayview Lending Group, LLC (“BLG”) or its affiliates. In addition, at September 30, 2011, capitalized servicing rights included $6 million for servicing rights for $3.3 billion of residential real estate loans that were purchased from affiliates of BLG. Additional information about the Company’s relationship with BLG and its affiliates is provided in note 15 of Notes to Financial Statements.

Commercial mortgage banking revenues were $14 million in the third quarter of 2011, compared with $16 million in the year-earlier quarter and $17 million in the second quarter of 2011. Included in such amounts were revenues from loan origination and sales activities of $8 million in the third quarter of 2011, compared with $12 million in each of the third quarter of 2010 and the second quarter of 2011. Commercial mortgage loan servicing revenues were $6 million in the recent quarter, compared with $4 million in the year-earlier quarter and $5 million in the second quarter of 2011. Capitalized commercial mortgage servicing assets totaled $50 million at September 30, 2011, $39 million at September 30, 2010 and $43 million at December 31, 2010. Commercial mortgage loans serviced for other investors totaled $8.8 billion, $7.7 billion and $8.1 billion at September 30, 2011, September 30, 2010 and December 31, 2010, respectively, and included $1.8 billion, $1.5 billion and $1.6 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $141 million and $56 million, respectively, at September 30, 2011, $261 million and $158 million, respectively, at September 30, 2010 and $276 million and $73 million, respectively, at December 31, 2010. Commercial mortgage loans held for sale at September 30, 2011 and 2010 were $85 million and $103 million, respectively, and were $204 million at December 31, 2010.

Service charges on deposit accounts totaled $122 million in the recent quarter, compared with $118 million in the third quarter of 2010 and $120 million in the second quarter of 2011. The Federal Reserve and other bank regulators have adopted regulations requiring expanded disclosure of overdraft and other fees assessed to consumers and have issued guidance that requires consumers to elect to be subject to fees for certain deposit account transactions. The impact of the Wilmington Trust acquisition added $7 million and $4 million to service charges on deposit accounts in the recent quarter and the second quarter of 2011, respectively. New regulations have been finalized as part of the Dodd-Frank Act related to limiting debit card-interchange fees that financial institutions are able to assess. Those new regulations were effective October 1, 2011. The Company estimates that the implementation of those regulations will reduce total service charges on deposit accounts in the fourth quarter of 2011 by $15 million to $20 million.

Trust income totaled $114 million in the recent quarter, compared with $30 million in the third quarter of 2010 and $76 million in the second quarter of 2011. The Wilmington Trust acquisition contributed $85 million and $46 million to trust income in the quarters ended September 30, 2011 and June 30, 2011, respectively. That acquisition brought with it two significant sources of trust income. The Corporate Client Services (“CCS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. Many CCS clients are multinational corporations and institutions. The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Trust income in the recent quarter reflects $28 million of revenues from the Company’s non-Wilmington Trust-related trust activities, $47 million from acquired CCS activities and $35 million from acquired WAS activities. Impacting trust income for the three-month periods ended September 30, 2011, September 30, 2010 and June 30, 2011 were $10 million, $4 million and $8 million, respectively, of fee waivers related to proprietary money-market funds. The Company waived such fees in order to continue to pay customers a yield on their investments in the proprietary money-market funds. Total trust assets, which include assets under management and assets under administration, aggregated $254.0 billion at September 30, 2011, compared with $113.4 billion at December 31, 2010 and $268.0 billion at June 30, 2011. Trust assets under management were $51.4 billion, $13.2 billion and $55.4 billion at September 30, 2011, December 31, 2010 and June 30, 2011, respectively. The acquisition of Wilmington Trust added trust assets under management and assets under administration aggregating $42.2 billion and $154.1 billion, respectively, during the second quarter of 2011. In addition to the asset amounts noted above, trust assets under management of affiliates (obtained in the Wilmington Trust transaction) totaled $13.1 billion at September 30, 2011 and $16.7 billion at June 30, 2011.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $14 million in the third quarter of 2011, compared with $12 million in the year-earlier quarter and $15 million in the second quarter of 2011. Trading account and foreign exchange activity resulted in gains of $4 million during the most recent quarter, compared with gains of $6 million in the third quarter of 2010 and $7 million in 2011’s second quarter. The lower revenues in the recent quarter were largely attributable to decreases in the market values of trading account assets held in conjunction with deferred compensation arrangements, partially offset by higher revenues from interest rate and foreign exchange contracts. The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.” Trading account revenues related to interest rate and foreign exchange contracts totaled $6 million in the recent quarter compared with $4 million in each of the third quarter of 2010 and the second quarter of 2011.

Including the impact of other-than-temporary impairment losses, during the third quarter of 2011 the Company recognized net losses on investment securities of $10 million, compared with net losses of $8 million in the year-earlier quarter and net gains of $84 million in the second quarter of 2011. The net gains in 2011’s second quarter reflect realized gains of $111 million from the sale of investment securities available for sale, predominantly residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, collateralized debt obligations and capital preferred securities, having an amortized cost of $1.21 billion. Other-than-temporary impairment charges of $10 million were recorded in each of the quarters ended September 30, 2011 and September 30, 2010, compared with $27 million in the quarter ended June 30, 2011. The impairment charges were related to certain privately issued CMOs backed by residential real estate loans and, to a much lesser extent in the third quarter of 2010, CDOs. Each reporting period, the Company reviews its investment securities for other-than-temporary impairment. For equity securities, the Company considers various factors to determine if the decline in value is other than temporary, including the duration and extent of the decline in value, the factors contributing to the decline in fair value, including the financial condition of the issuer as well as the condition of the industry in which it operates, and the prospects for a recovery in fair value of the equity security. For debt securities, the Company analyzes the creditworthiness of the issuer or reviews the credit performance of the underlying collateral supporting the bond. For debt securities backed by pools of loans, such as privately issued mortgage-backed securities, the Company estimates the cash flows of the underlying loan collateral using forward-looking assumptions of default rates, loss severities and prepayment speeds. Estimated collateral cash flows are then utilized to estimate bond-specific cash flows to determine the ultimate collectibility of the bond. If the present value of the cash flows indicates that the Company should not expect to recover the entire amortized cost basis of a bond or if the Company intends to sell the bond or it more likely than not will be required to sell the bond before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized. If an other-than-temporary impairment loss is deemed to have occurred, the investment security’s cost basis is adjusted, as appropriate for the circumstances. Additional information about other-than-temporary impairment losses is included herein under the heading “Capital.”

M&T’s share of the operating results of BLG in the recent quarter was a loss of $7 million, compared with losses of $6 million and $5 million in the third quarter of 2010 and the second 2011 quarter, respectively. The operating losses of BLG in the respective quarters resulted from the disruptions in the residential and commercial real estate markets and reflected provisions for losses associated with securitized loans and other loans held by BLG and loan servicing and other administrative costs. The loan losses largely relate to loans in non-recourse securitization trusts that, in accordance with GAAP, BLG is required to include in its financial statements. Despite the credit and liquidity disruptions that began in 2007, BLG had been successfully securitizing and selling significant volumes of small-balance commercial real estate loans until the first quarter of 2008. However, in response to the illiquidity in the marketplace since that time, BLG ceased its originations activities. As a result of past securitization activities, BLG is still entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings. In assessing M&T’s investment in BLG for other-than-temporary impairment at September 30, 2011, the Company projected no further commercial mortgage origination and securitization activities by BLG. BLG, however, is entitled to receive, if and when made, cash distributions from affiliates, a portion of which is contractually required to be distributed to M&T. In large part, it is such right that provided the support for M&T’s assessment that its investment in BLG was not other-than-temporarily impaired at September 30, 2011. Specifically, cash flows related to mortgage assets held by BLG and its affiliates were estimated using various assumptions on future default and loss severities to arrive at an expected amount of cash flow that could be available for distribution. As of September 30, 2011, the weighted-average assumption of projected default percentage on the underlying mortgage loan collateral supporting those mortgage assets was 29% and the weighted-average loss severity assumption was 73%. With respect to projected value expected to be generated by the asset management and servicing operations of BLG’s affiliates, M&T developed estimates from company-provided forecasts of financial results and through discussions with their senior management pertaining to longer-term projections of growth in assets under management and asset servicing portfolios. M&T considered different scenarios of projected cash flows that could be generated by the asset management and servicing operations of BLG’s affiliates. M&T then discounted the various projections using discount rates that ranged from 8% to 17%. M&T’s analysis at September 30, 2011 estimated that the value attributed to BLG and its relationship with its affiliates that inures to the benefit of M&T exceeded the carrying value of M&T’s investment in BLG by 6%. Upon evaluation of those results, management concluded that M&T’s investment in BLG was not other-than-temporarily impaired at September 30, 2011. Nevertheless, such analysis was dependent on the current and forecasted asset management, loan servicing and other fee generating activities of BLG’s affiliates and the realizability of mortgage assets held by BLG and affiliates. Although management believes its estimates are reasonable, should sufficient value not be generated that contractually inures to the benefit of M&T, an other-than-temporary impairment charge may be required in a future period for some portion of the $199 million book value of its investment in BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Other revenues from operations totaled $93 million in the recent quarter, compared with $77 million in the third quarter of 2010 and $163 million in the second quarter of 2011. Reflected in such revenues in the second quarter of 2011 was the $65 million gain on the Wilmington Trust acquisition. Contributing to the recent quarter’s rise in other revenues from operations as compared with the third quarter of 2010 were increases in letter of credit and other credit-related fees, income from bank owned life insurance and revenues from merchant discount and credit card fees. After excluding the merger-related gain on the Wilmington transaction, the recent quarter’s decline in this category of $5 million as compared with the second quarter of 2011 was due largely to lower gains on the sale of previously leased equipment and letter of credit and other credit-related fees. Included in other revenues from operations were the following significant components: letter of credit and other credit-related fees of $30 million and $25 million in the third quarters of 2011 and 2010, respectively, and $34 million in the second quarter of 2011; tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, of $14 million in the recent quarter and $12 million in each of the year-earlier quarter and the second quarter of 2011; revenues from merchant discount and credit card fees of $15 million in the most recent quarter, compared with $12 million and $14 million in the third quarter of 2010 and 2011’s second quarter, respectively; and insurance-related sales commissions and other revenues of $9 million in each of the quarters ended September 30, 2011, September 30, 2010 and June 30, 2011, respectively.

Other income totaled $1.18 billion in the first nine months of 2011, compared with $821 million in the corresponding 2010 period. Gains and losses on bank investment securities (including other-than-temporary impairment losses) totaled to net gains of $98 million in the first nine months of 2011, compared with net losses of $57 million in the similar 2010 period. Excluding gains and losses from bank investment securities and the $65 million Wilmington Trust-related gain in 2011, other income was $1.02 billion in the nine-month period ended September 30, 2011, compared with $878 million in the corresponding 2010 period. The primary contributor to the rise in other income during the 2011 period was higher trust income, the result of the Wilmington Trust acquisition. Other significant contributors to the improvement were higher letter of credit and credit-related fees, merchant discount and credit card fees, and gains on the sale of previously leased equipment. Partially offsetting those positive factors were declines in residential mortgage banking revenues and service charges on deposit accounts.

For the nine-month period ended September 30, 2011, mortgage banking revenues totaled $125 million, down 16% from $150 million in the year-earlier period. Residential mortgage banking revenues declined 28% to $79 million during the first nine months of 2011 from $110 million in the corresponding 2010 period. New commitments to originate residential mortgage loans to be sold were $1.6 billion and $3.5 billion during the first nine months of 2011 and 2010, respectively. Closed residential mortgage loans originated for sale to other investors during the nine-month periods ended September 30, 2011 and 2010 were $1.6 billion and $3.1 billion, respectively. Realized gains from sales of residential mortgage loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase mortgage loans originated for sale) and recognized unrealized gains and losses on residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to gains of $18 million and $47 million during the nine-month periods ended September 30, 2011 and 2010, respectively. Lower origination activity related to loans originated for sale was the primary contributor to the decline in such revenues, which reflects the Company’s decision to retain for portfolio in 2011 a large portion of residential real estate loans originated. Residential mortgage banking revenues during each of the nine-month periods ended September 30, 2011 and 2010 were reduced by $16 million related to actual and anticipated settlements of repurchase obligations. Revenues from servicing residential mortgage loans for others were $58 million and $60 million for the first nine-months of 2011 and 2010, respectively. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small balance commercial mortgage loans of $18 million and $20 million for the nine-month periods ended September 30, 2011 and 2010, respectively. Commercial mortgage banking revenues totaled $46 million and $40 million during the first nine months of 2011 and 2010, respectively. That improvement reflected higher origination volumes that aggregated $1.1 billion in the 2011 period, compared with $941 million in the 2010 period.

Service charges on deposit accounts declined 4% to $351 million during the first nine months of 2011 from $367 million in the corresponding 2010 period. That decline resulted predominantly from the previously noted new regulations that went into effect during the third quarter of 2010, partially offset by the impact of the Wilmington Trust acquisition. Trust income rose 139% to $219 million from $92 million a year earlier, due to $132 million of revenues associated with the Wilmington Trust acquisition. Reflected in trust income were $23 million and $14 million of fee waivers during the first nine months of 2011 and 2010, respectively, related to proprietary money-market funds. Brokerage services income rose 13% to $43 million during the first nine months of 2011 from $38 million in the similar 2010 period. That improvement was largely due to higher fees from the sale of annuity products and additional sales associated with the Wilmington Trust acquisition. Trading account and foreign exchange activity resulted in gains of $19 million and $15 million for the nine-month periods ended September 30, 2011 and 2010, respectively. The higher gains were due to increased revenues from interest rate contract and foreign exchange transactions conducted on behalf of customers. M&T’s investment in BLG resulted in losses of $19 million for the nine months ended September 30, 2011, compared with losses of $18 million in the year-earlier period. Investment securities gains and losses totaled to net gains of $98 million during the first nine months of 2011 compared with net losses of $57 million in the nine month period ended September 30, 2010. Included in those amounts were other-than-temporary impairment losses of $52 million in 2011 and $59 million in 2010. In addition to the $111 million of gains realized during the second quarter of 2011 noted earlier, the Company sold residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac during the initial 2011 quarter having an amortized cost of $484 million, resulting in a gain of $39 million.

Other revenues from operations were $348 million in the first nine months of 2011, up significantly from $236 million in the corresponding 2010 period. Reflected in such revenues in 2011 was the $65 million gain realized on the acquisition of Wilmington Trust. Also contributing to the improvement in other revenues from operations in 2011 as compared with 2010 were increases in revenues from letter of credit and credit-related fees of $17 million, merchant discount and credit card fees of $7 million, and gains from the sale of previously leased equipment of $10 million. Included in other revenues from operations during the nine-month periods ended September 30, 2011 and 2010 were the following significant components: letter of credit and other credit-related fees of $97 million and $80 million, respectively; income from bank owned life insurance of $39 million and $38 million, respectively; merchant discount and credit card fees of $41 million and $34 million, respectively; and insurance-related sales commissions and other revenues of $30 million in each period.

Other Expense

Other expense totaled $662 million in the third quarter of 2011, 38% higher than $480 million in the year-earlier period and 15% above $577 million in 2011’s second quarter. Included in those amounts are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $17 million and $14 million in the third quarters of 2011 and 2010, respectively, and $15 million in the second quarter of 2011, and merger-related expenses of $26 million and $37 million in the three-month periods ended September 30, 2011 and June 30, 2011, respectively. Such merger-related expenses were incurred in connection with the Wilmington Trust acquisition and related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to termination of existing contractual arrangements of Wilmington Trust to purchase various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; travel costs; and printing, postage, supplies and other costs of completing the transactions and commencing operations in new markets and offices. There were no merger-related expenses during the first three quarters of 2010. Exclusive of these nonoperating expenses, noninterest operating expenses were $619 million in the recent quarter, compared with $467 million in the third quarter of 2010 and $525 million in the second quarter of 2011. The higher level of expenses in the recent quarter as compared with the third quarter of 2010 and the second quarter of 2011 was predominantly due to the operations obtained in the Wilmington Trust acquisition on May 16, 2011.

Other expense for the first nine months of 2011 aggregated $1.74 billion, up $293 million or 20% from $1.45 billion in the corresponding 2010 period. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $44 million and $45 million in the nine-month periods ended September 30, 2011 and 2010, respectively, and merger-related expenses of $67 million in the 2011 period. Exclusive of these nonoperating expenses, noninterest operating expenses through the first nine months of 2011 increased $226 million or 16% to $1.63 billion from $1.40 billion in the similar 2010 period. That increase was also predominantly attributable to expenses associated with the acquired operations of Wilmington Trust. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense totaled $325 million in the third quarter of 2011, compared with $246 million in the third quarter of 2010 and $300 million in 2011’s second quarter. As noted in table 2, merger-related salaries and benefits costs were $285 thousand and $15 million for the quarters ended September 30, 2011 and June 30, 2011, respectively. Such second quarter 2011 expenses consisted predominantly of severance expense for Wilmington Trust employees. Exclusive of merger-related expenses, salaries and benefits expense in the recent quarter increased 32% and 14% as compared with the year earlier quarter and the second quarter of 2011, respectively. Those increases reflect the impact of operations associated with the May 16, 2011 acquisition of Wilmington Trust. For the first three quarters of 2011, salaries and employee benefits expense totaled $891 million, compared with $756 million in the year-earlier period. Exclusive of merger-related expenses, salaries and benefits expense rose 16% or $120 million in the nine-month period ended September 30, 2011 from the similar 2010 period. That increase reflects the impact of operations associated with the acquisition of Wilmington Trust.

Stock-based compensation totaled $12 million in the recent quarter, compared with $11 million during each of the quarters ended September 30,

2010 and June 30, 2011, and $43 million for each of the nine-month periods ended September 30, 2011 and 2010. The number of full-time equivalent employees was 15,074 at September 30, 2011, 12,837 at September 30, 2010, 12,802 at December 31, 2010 and 15,357 at June 30, 2011.

Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $294 million in the third quarter of 2011, compared with $220 million and $240 million in the corresponding quarter of 2010 and the second quarter of 2011, respectively. On the same basis, such expenses were $751 million and $644 million during the first nine months of 2011 and 2010, respectively. The rise in nonpersonnel operating expenses in the recent quarter as compared with the year-earlier quarter and the second quarter of 2011 and in the first nine months of 2011 as compared with the corresponding 2010 period was due predominantly to the impact of the operations associated with the Wilmington Trust acquisition. Also contributing to the higher nonpersonnel expenses in the recent quarter as compared with the second quarter of 2011 were increased expenses related to foreclosed real estate properties of $20 million. Such expenses in 2011’s second quarter had been significantly reduced due to gains realized from the sale of foreclosed real estate.

The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities and gains on merger transactions), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 61.8% and 53.4% during the quarters ended September 30, 2011 and 2010, respectively, and 55.6% in the second quarter of 2011. The efficiency ratios for the nine months ended September 30, 2011 and 2010 were 57.8% and 54.1%, respectively. Noninterest operating expenses used in calculating the efficiency ratio exclude the amortization of core deposit and other intangible assets and the merger-related expenses noted earlier. If charges for amortization of core deposit and other intangible assets were included, the efficiency ratio for the three-month periods ended September 30, 2011 and 2010 would have been 63.5% and 55.0%, respectively, compared with 57.1% for the second quarter of 2011, and for the nine-month periods ended September 30, 2011 and 2010 would have been 59.4% and 55.8%, respectively.

Income Taxes

The provision for income taxes for the third quarter of 2011 was $82 million, compared with $95 million and $126 million in the year-earlier quarter and second quarter of 2011, respectively. The effective tax rates were 30.9%, 33.0% and 28.0% for the quarters ended September 30, 2011, September 30, 2010 and June 30, 2011, respectively. For the nine-month periods ended September 30, 2011 and 2010, the provision for income taxes was $310 million and $254 million, respectively, and the effective tax rates were 30.3% and 32.4%, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items. For example, although the merger-related expenses incurred during 2011 are predominantly deductible for purposes of computing income tax expense, those charges decreased the effective tax rate because they lowered pre-tax income relative to the amounts of tax-exempt income and other permanent differences that impact the effective tax rate. The recognition of the non-taxable gain of $65 million on the Wilmington Trust acquisition in the second quarter of 2011 also served to lower the effective tax rate in the second quarter and the first nine months of 2011. Income taxes in the second quarter of 2011 also reflect the resolution in that period of previously uncertain tax positions related to the Company’s 2009 tax year that allowed the Company to reduce its accrual for income taxes in that quarter by $7 million.

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

Capital

Shareholders’ equity was $9.4 billion at September 30, 2011, representing 12.04% of total assets, compared with $8.2 billion or 12.06% of total assets a year earlier and $8.4 billion or 12.29% at December 31, 2010. Included in shareholders’ equity at September 30, 2010 and December 31, 2010 was $751.5 million of Series A and Series C Fixed Rate Cumulative Perpetual Preferred Stock and warrants to purchase M&T common stock issued as part of the U.S. Treasury Capital Purchase Program. The Series A preferred stock totaling $600 million was issued by M&T in the fourth quarter of 2008 and the Series C preferred stock totaling $151.5 million was assumed by M&T in a 2009 acquisition. During the second quarter of 2011, M&T redeemed $370 million of the Series A preferred stock. The financial statement value of the remaining Series A and Series C preferred stock was $363 million at September 30, 2011. The financial statement values of the Series A and Series C preferred stock had been $711 million at September 30, 2010 and $714 million at December 31, 2010. The Series A and Series C preferred stock pays quarterly cumulative cash dividends of 5% per annum for five years after the initial 2008 issuance dates and 9% per annum thereafter. That preferred stock is redeemable at the option of M&T, subject to regulatory approval. M&T also obtained another series of preferred stock as part of a 2009 acquisition that was converted to $26.5 million of M&T Series B Mandatory Convertible Non-Cumulative Preferred Stock, liquidation preference of $1,000 per share. The Series B preferred stock paid quarterly dividends at a rate of 10% per annum. In accordance with their terms, on April 1, 2011, the 26,500 shares of the Series B preferred stock converted into 433,144 shares of M&T common stock.

On May 31, 2011, M&T issued 50,000 shares of a new series of Perpetual 6.875% Non-Cumulative Preferred Stock, Series D, par value $1.00 per share and liquidation preference of $10,000 per share in order to supplement Tier 1 Capital. Holders of Series D preferred stock are entitled to receive, only when, as and if declared by the Board of Directors, non-cumulative cash dividends at an annual rate of 6.875%, payable semi-annually in arrears. The Series D preferred stock is redeemable on or after June 15, 2016 in whole or in part at par plus any declared but unpaid dividends. Notwithstanding the redemption provisions noted and subject to regulatory approval, M&T may redeem all of the outstanding shares of Series D preferred stock if a regulatory capital treatment event takes place whereby the full liquidation value of the shares no longer qualifies as Tier 1 Capital.

Common shareholders’ equity was $8.5 billion, or $67.70 per share, at September 30, 2011, compared with $7.5 billion, or $62.69 per share, at September 30, 2010 and $7.6 billion, or $63.54 per share, at December 31, 2010. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $38.11 at the end of the recent quarter, compared with $32.23 a year earlier and $33.26 at December 31, 2010. The Company’s ratio of tangible common equity to tangible assets was 6.46% at September 30, 2011, compared with 5.96% a year earlier and 6.19% at December 31, 2010. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates is presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available-for-sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on available-for-sale investment securities, net of applicable tax effect, were $78 million, or $.62 per common share, at September 30, 2011, compared with similar losses of $79 million, or $.66 per common share, at September 30, 2010 and $85 million, or $.71 per common share, at December 31, 2010. Such unrealized losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale, including the remaining unamortized unrealized losses on investment securities that have been transferred to held-to-maturity classification, and the remaining unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized. Information about unrealized gains and losses as of September 30, 2011 and December 31, 2010 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized losses at September 30, 2011 were pre tax-effect unrealized losses of $282 million on available-for-sale investment securities with an amortized cost of $1.6 billion and pre tax-effect unrealized gains of $201 million on securities with an amortized cost of $4.1 billion. The pre tax-effect unrealized losses reflect $234 million of losses on privately issued mortgage-backed securities with an amortized cost of $1.3 billion and an estimated fair value of $1.1 billion (considered Level 3 valuations) and $40 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $189 million and an estimated fair value of $149 million (generally considered Level 2 valuations).

The Company’s privately issued residential mortgage-backed securities classified as available for sale are generally collateralized by prime and Alt-A residential mortgage loans as depicted in the accompanying table. Information in the table is as of September 30, 2011. As with any accounting estimate or other data, changes in fair values and investment ratings may occur at any time.

PRIVATELY ISSUED MORTGAGE-BACKED SECURITIES CLASSIFIED AS AVAILABLE FOR SALE (a)

				As a percentage of carrying value
Collateral type	Amortized cost	Fair value	Net unrealized gains (losses)	AAA rated	Investment grade	Senior tranche	Credit enhancement (b)	Current payment status (c)
	(Dollars in thousands)
Investment securities available for sale:

Residential mortgage loans:
Prime – fixed	$66,345	71,427	5,082	45%	65%	99%	5%	100%
Prime – Hybrid ARMs	1,215,357	1,034,876	(180,481)	—	36	95	7	79
Alt-A – Hybrid ARMs	146,611	96,846	(49,765)	—	13	86	9	87
Other	13,178	11,929	(1,249)	—	—	71	24	87

Subtotal	1,441,491	1,215,078	(226,413)	3	35	94	7	81

Commercial mortgage loans	19,446	16,829	(2,617)	23	100	100	100	100

Total	1,460,937	1,231,907	(229,030)	3%	36%	94%	8%	81%

Investment securities held to maturity:

Residential and commercial mortgage loans	278,433	178,381	(100,052)	37%	37%	87%	23%	100%

Total	$1,739,370	1,410,288	(329,082)	7%	36%	94%	12%	84%

(a)	All information is as of September 30, 2011
(b)	Weighted-average credit enhancement is calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure.
(c)	Represents percentage of amortized cost related to bonds for which the full amount of all contractually required principal and interest payments expected at acquisition continue to be received.

Reflecting the credit stress associated with residential mortgage loans, trading activity for privately issued mortgage-backed securities has been dramatically reduced. In estimating values for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Because of the reduced activity and lack of observable valuation inputs, the Company considers the estimated fair value associated with its holdings of privately issued mortgage-backed securities to be Level 3 valuations. To assist in the determination of fair value for its privately issued mortgage-backed securities, the Company engaged two independent pricing sources at September 30, 2011 and December 31, 2010. GAAP provides guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. In consideration of that guidance, the Company performed internal modeling to estimate the cash flows and fair value of privately issued residential mortgage-backed securities with an amortized cost basis of $1.3 billion at September 30, 2011 and $1.5 billion at December 31, 2010. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds. In estimating those cash flows, the Company used conservative assumptions as to future delinquency, default and loss rates in order to mitigate exposure that might be attributable to the risk that actual future credit losses could exceed assumed credit losses. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities. To determine the most representative fair value for those bonds under current market conditions, the Company computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. The average weight placed on internal model valuations at September 30, 2011 was 34%, compared with a 66% weighting on valuations provided by the independent sources. Further information concerning the Company’s valuations of privately issued mortgage-backed securities can be found in note 12 of Notes to Financial Statements.

During the quarter ended September 30, 2011 the Company recognized $10 million (pre-tax) of other-than-temporary impairment losses related to privately issued residential mortgage-backed securities with an amortized cost basis (before impairment charge) of $149 million. In assessing impairment losses for debt securities, the Company performed internal modeling to estimate bond-specific cash flows, which considered the placement of the bond in the overall securitization structure and the remaining levels of subordination.

For privately issued residential mortgage-backed securities in the Company’s available-for-sale portfolio, the model utilized assumptions about the underlying performance of the mortgage loan collateral considering recent collateral performance and future assumptions regarding default and loss severity. At September 30, 2011, projected model default percentages on the underlying mortgage loan collateral ranged from 1% to 35% and loss severities ranged from 27% to 73%. For bonds in which the Company has recognized an other-than-temporary impairment charge, the weighted-average percentage of default collateral was 22% and the weighted-average loss severity was 52%. For bonds without other-than-temporary impairment losses, the weighted-average default percentage and loss severity were 11% and 42%, respectively. Underlying mortgage loan collateral cash flows, after considering the impact of estimated credit losses, were distributed by the model to the various securities within the securitization structure to determine the timing and extent of losses at the bond-level, if any. Despite continuing high levels of delinquencies and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of individual bonds, the Company has concluded that as of September 30, 2011 its remaining privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in the remainder of 2011 and later years that could impact the Company’s conclusions. Management has modeled cash flows from privately issued mortgage-backed securities under various scenarios and has concluded that even if home price depreciation and current delinquency trends persist for an extended period of time, the Company’s principal losses on its privately issued mortgage-backed securities would be substantially less than their current fair valuation losses.

Similar to its evaluation of available-for-sale privately issued mortgage-backed securities, the Company assessed impairment losses on CMOs in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows, which considered the placement of the bond in the overall securitization structure and the remaining subordination levels. As a result of its assessment, the Company did not recognize any other-than-temporary impairment losses related to CMOs in the held-to-maturity portfolio during the third quarter of 2011. In total, at September 30, 2011 and December 31, 2010, the Company had in its held-to-maturity portfolio CMOs with an amortized cost basis of $278 million and $313 million (after impairment charges), respectively, and a fair value of $178 million and $198 million, respectively.

At September 30, 2011, the Company also had net pre-tax unrealized losses of $43 million on $200 million of trust preferred securities issued by financial institutions, securities backed by trust preferred securities, and other debt securities (reflecting $3 million of unrealized losses on $10 million of securities using a Level 3 valuation). After evaluating the expected repayment performance of those bonds, the Company did not recognize any other-than-temporary impairment losses related to those securities during the quarter ended September 30, 2011.

Information comparing the amortized cost and fair value of investment securities is included in note 3 of Notes to Financial Statements.

As of September 30, 2011, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to closely monitor the performance of the privately issued mortgage-backed securities and other securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities could result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of Notes to Financial Statements.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $114 million at each of September 30, 2011 and 2010, or $.91 and $.95 per common share, respectively, and $121 million, or $1.01 per common share, at December 31, 2010. During the third quarter of 2011, the Company contributed $70 million to the Company’s qualified defined benefit pension plan.

Cash dividends declared on M&T’s common stock totaled approximately $89 million in the recent quarter, compared with $84 million and $88 million in the quarters ended September 30, 2010 and June 30, 2011, respectively, and represented a quarterly dividend of $.70 per common share in each of those quarters. Common stock dividends during the nine-month periods ended September 30, 2011 and 2010 were $262 million and $251 million, respectively.

Cash dividends declared on preferred stock were as follows:

	1st Qtr.	2nd Qtr.	3rd Qtr.	Year- to-date
	(in thousands)
Series A – 2011	$7,500	7,654	2,875	18,029
Series A – 2010	7,500	7,500	7,500	22,500
Series B – 2011	1,104	—	—	1,104
Series B – 2010	662	663	662	1,987
Series C – 2011	1,894	1,894	1,894	5,682
Series C – 2010	1,894	1,894	1,894	5,682
Series D – 2011	—	—	9,310	9,310

Totals – 2011	$10,498	9,548	14,079	34,125

Totals – 2010	$10,056	10,057	10,056	30,169

On May 18, 2011, M&T redeemed $370 million of the Series A Preferred Stock originally issued on December 23, 2008 to the U.S. Treasury. The Series B Preferred Stock was converted to M&T common stock on April 1, 2011. The Series D Preferred Stock was issued on May 31, 2011.

The Company did not repurchase any shares of its common stock during 2010 or in the first nine months of 2011.

Federal regulators generally require banking institutions to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “Tier 1 leverage” ratio guideline of 3% of the quarterly average of total assets. At September 30, 2011, Tier 1 capital included trust preferred securities of $1.1 billion as described in note 5 of Notes to Financial Statements and total capital further included subordinated capital notes of $1.7 billion. Pursuant to the Dodd-Frank Act, trust preferred securities will be phased-out of the definition of Tier 1 capital of bank holding companies.

The regulatory capital ratios of the Company, M&T Bank and Wilmington Trust, N.A., as of September 30, 2011 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

September 30, 2011

	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
Tier 1 capital	9.74%	9.00%	60.25%
Total capital	13 43%	12.30%	61.16%
Tier 1 leverage	9.35%	8.66%	35.89%

Segment Information

As required by GAAP, the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 14 of Notes to Financial Statements.

Net income earned by the Business Banking segment totaled $31 million in the recent quarter, 29% higher than $24 million earned in the third quarter of 2010 and up 18% from the immediately preceding quarter’s net income of $27 million. The improvement from the year-earlier quarter reflects a $10 million decline in the provision for credit losses, predominately due to lower net charge-offs of loans, and a $7 million rise in net interest income, due to higher average deposit and loan balances of $1.5 billion and $484 million, respectively, reflecting the impact of the Wilmington Trust acquisition. Those factors were offset, in part, by a 45 basis point narrowing of the net interest margin on deposits. Increased costs for personnel, advertising and promotion, and FDIC assessments partially offset those favorable factors. As compared with the second quarter of 2011, contributing to the improved performance was a $6 million increase in net interest income, largely due to increases in average deposit and loan balances that reflect the full-quarter impact of the Wilmington Trust acquisition. Also contributing to the improvement was a $2 million decline in the provision for credit losses, resulting from lower net charge-offs of loans. Net income for the nine months ended September 30, 2011 totaled $84 million, 10% above the $76 million earned in the similar 2010 period. A $16 million decline in the provision for credit losses, the result of lower net charge-offs of loans, and a $7 million increase in net interest income (reflecting the impact of the Wilmington Trust acquisition) were partially offset by higher personnel costs of $3 million and reduced fees earned for providing deposit account services of $2 million. Contributing to the higher net interest income were average deposit and loan balance growth of $921 million and $154 million, respectively, and a 10 basis point widening of the net interest margin on loan balances, offset in part by a 42 basis point narrowing of the net interest margin on deposits.

The Commercial Banking segment contributed net income of $94 million during the three-month period ended September 30, 2011, a 31% increase from the $72 million earned in the year-earlier quarter, but 1% below the $95 million recorded in the second quarter of 2011. Net interest income growth of $24 million (of which about four-fifths related to the Wilmington Trust acquisition) and a $19 million reduction in the provision for credit losses, due to decreased net charge-offs of loans, were the key components driving the recent quarter’s improved performance as compared with the corresponding 2010 period. The rise in net interest income was the result of higher average loan and deposit balances (including the impact of the Wilmington Trust acquisition) of $3.1 billion and $2.2 billion, respectively, partially offset by a 34 basis point narrowing of the net interest margin on deposits. Those positive factors were partially offset by a $4 million rise in personnel costs. As compared with the second quarter of 2011, declines of $5 million in each of credit-related fees and gains on the sale of previously leased equipment were predominantly offset by a $9 million increase in net interest income due to higher average deposit and loan balances (reflecting the full-quarter impact of the Wilmington Trust acquisition) of $940 million and $867 million, respectively. Through September 30, net contribution for the Commercial Banking segment increased 21% to $277 million in 2011 from $230 million in 2010. The higher net income was attributable to the following factors: a $52 million rise in net interest income, largely the result of increased average loan and deposit balances of $1.9 billion and $1.6 billion, respectively; a $15 million rise in credit-related fees, including fees earned for providing loan syndication services; a $12 million decline in the provision for credit losses, due to lower net charge-offs of loans; and higher gains on the sale of previously leased equipment of $10 million. These favorable factors were offset, in part, by a $7 million rise in personnel costs.

The Commercial Real Estate segment contributed net income of $66 million during the quarter ended September 30, 2011, up 22% from $54 million in the year-earlier quarter and 1% higher than the $65 million earned in the second quarter of 2011. The recent quarter’s improvement compared with the third 2010 quarter reflects a $33 million rise in net interest income, due to higher average loan balances of $2.8 billion (reflecting the impact of the

Wilmington Trust acquisition) and a 29 basis point widening of the net interest margin on loans. Partially offsetting the impact of the higher net interest income were an $8 million increase in the provision for credit losses, due to a rise in net loan charge-offs, lower mortgage banking revenues of $3 million, and higher personnel and foreclosure-related expenses of $2 million each. Compared with the second quarter of 2011, higher net interest income of $19 million, largely the result of an increase in average loan balances of $1.0 billion (reflecting the full-quarter impact of the Wilmington Trust acquisition) and a 21 basis point widening of the net interest margin on loans, was predominantly offset by an $18 million rise in foreclosure-related costs. Such costs in 2011’s second quarter had been significantly reduced due to gains realized from the sale of other real estate owned. The Commercial Real Estate segment’s net income aggregated to $180 million in the first nine months of 2011, up 27% from the $141 million earned in the corresponding 2010 period. A $60 million improvement in net interest income and a $14 million decline in net foreclosure-related expenses were the most significant contributors to the favorable performance, offset, in part, by a $9 million rise in the provision for credit losses, due to increased net charge-offs of loans, and higher personnel costs of $6 million. A 28 basis point widening of the net interest margin on loans combined with a $1.5 billion rise in average loan balances were the main factors contributing to the higher net interest income.

Net income in the Discretionary Portfolio segment totaled $2 million in the third quarter of 2011, compared with a net loss of $3 million in the third 2010 quarter and net income of $58 million in the second quarter of 2011. Included in this segment’s results were pre-tax other-than-temporary impairment charges (relating primarily to privately issued CMOs), totaling $10 million in each of the third quarters of 2011 and 2010 and $27 million in the second quarter of 2011. Reflected in this segment’s second quarter 2011 results were $111 million of gains realized on the sale of investment securities, predominantly comprised of residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, collateralized debt obligations and capital preferred securities. Exclusive of securities gains and losses, net income contributed by the Discretionary Portfolio aggregated $8 million in the two most recent quarters and $3 million in the year-earlier quarter. The recent quarter’s favorable performance as compared with the third quarter of 2010 was attributable to a $3 million decline in the provision for credit losses, due to lower net charge-offs of loans, and a $3 million rise in net interest income, the result of a 9 basis point widening of this segment’s net interest margin. As compared with the second quarter of 2011, lower net interest income of $5 million, mainly due to a 34 basis point narrowing of the net interest margin on investment securities, was predominantly offset by a $2 million decline in the provision for credit losses, the result of lower net charge-offs of loans, and higher tax-exempt income from bank owned life insurance of $2 million. The Discretionary Portfolio segment earned $77 million of net income for the first nine months of 2011, compared with a net loss of $23 million in the corresponding 2010 period. Adjusted to exclude the impact of securities gains and losses in those periods, net income totaled $19 million and $4 million, respectively. A $29 million rise in net interest income, due to the impact of a 47 basis point widening of the net interest margin on investment securities, was partly offset by an $8 million rise in intersegment costs related to a higher proportion of residential real estate loans being retained for portfolio in 2011.

Net contribution from the Residential Mortgage Banking segment aggregated $11 million in the recent quarter, 15% above the $9 million earned in the third 2010 quarter and up 81% from $6 million in second quarter of 2011. The recent quarter’s improvement as compared with the year-earlier quarter resulted from a $4 million decline in the provision for credit losses, the result of decreased net charge-offs of loans, and lower foreclosure-related expenses of $3 million, partially offset by lower revenues earned from residential mortgage origination and sales activities of $3 million. The higher net income in 2011’s third quarter as compared with the immediately preceding quarter was mainly attributable to an $8 million increase in revenues from residential mortgage origination and sales activities, due to higher origination volumes. This segment recorded net income of $22 million and $10 million for the nine-month periods ended September 30, 2011 and 2010, respectively. The most significant contributor to that improvement was a $23 million decline in the provision for credit losses, due to lower net charge-offs of loans.

The Retail Banking segment recorded net income of $44 million for the three-month period ended September 30, 2011, 21% below $56 million in the year-earlier period and down 20% from $55 million in the second quarter of 2011. Higher personnel costs of $8 million and other noninterest expenses of $7 million (including increased credit card, merchant costs and transaction processing-related expenses) in the recent quarter (due in part to the Wilmington Trust acquisition) were the key factors contributing to the unfavorable performance as compared with the similar 2010 quarter. The decline in net income from the second quarter of 2011 was the result of increases of $5 million in each of occupancy and other noninterest expenses that were due in part to the Wilmington Trust acquisition, and a $4 million increase in the provision for credit losses, due to higher net charge-offs of loans. Year-to-date net income totaled $151 million and $182 million through September 30, 2011 and 2010, respectively. Factors contributing most to the 17% decline in net income include: a $14 million reduction in fees earned for providing deposit account services; higher personnel costs of $11 million, a $16 million rise in other noninterest expenses, including higher credit card, merchant costs, transaction processing-related expenses, and advertising and promotion costs (each of those increases were due, in part, to the Wilmington Trust acquisition); and a $5 million rise in FDIC assessments. Partially offsetting those unfavorable factors was an $11 million decline in the provision for credit losses, resulting from lower net charge-offs of loans.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related gains and expenses resulting from acquisitions of financial institutions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes the CCS and WAS activities obtained in the acquisition of Wilmington Trust on May 16, 2011 and the pre-acquisition trust activities of the Company. As of September 30, 2011 those activities were being operated as separate business lines. Revenues for CCS, WAS and the non Wilmington Trust-related trust activities were $47 million, $35 million and $28 million in the recent quarter and $26 million, $18 million and $29 million in the second 2011 quarter. Individually and combined the net income of those activities did not exceed 10% of the Company’s net income in the recent quarter. The various components of the “All Other” category resulted in net losses totaling $64 million and $20 million for the quarters ended September 30, 2011 and 2010, respectively, compared with net income of $17 million in the second quarter of 2011. The unfavorable performance in the recent quarter as compared with the year-earlier period was attributable to: a $64 million rise in personnel costs ($58 million related to the Wilmington Trust acquisition); merger-related expenses aggregating $26 million in the recent quarter (there were no such expenses in the third quarter of 2010); increased professional services costs of $15 million; and the unfavorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments, the provision for credit losses and other costs.

Partially offsetting those factors was an $83 million increase in trust revenues (reflecting the Wilmington Trust acquisition). As compared with the second quarter of 2011, the $65 million non-taxable gain on the Wilmington Trust acquisition recorded in 2011’s second quarter and a $36 million recent quarter rise in personnel costs were the most significant contributors to the lower net contribution. Partly offsetting these items were higher recent quarter trust revenues of $38 million, attributable to the full-quarter impact of the Wilmington Trust acquisition, and an $11 million decline in merger-related expenses in the recent quarter as compared with the second quarter of 2011. Net losses incurred during the first nine months of 2011 and 2010 for the “All Other” category totaled $79 million and $84 million, respectively. The $65 million non-taxable gain on the Wilmington Trust acquisition recorded in the second quarter of 2011 and increased trust revenues of $127 million in 2011 were predominantly offset by: increases in personnel costs of $92 million and equipment and net occupancy costs of $17 million, all reflecting the Wilmington Trust acquisition; the unfavorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses; and $67 million of merger-related costs for the nine months ended September 30, 2011. There were no merger-related gains or expenses in the corresponding 2010 period.

Recent Accounting Developments

In September 2011, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance relating to testing goodwill for impairment. The amendments provide the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unity is less than its carrying amount, then performing the two-step impairment test is unnecessary. The optional guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the guidance to have an impact on its financial position or results of operations.

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

In April 2011, the FASB issued amended accounting and disclosure guidance relating to a creditor’s determination of whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. As a result of the application of the amendments, receivables previously measured under loss contingency guidance that are newly considered impaired should be disclosed, along with the related allowance for credit losses, as of the end of the period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The deferred credit risk disclosure guidance issued in July 2010 relating to troubled debt restructurings is also effective for interim and annual periods beginning on or after June 15, 2011. The Company adopted the new accounting and disclosure requirements effective July 1, 2011. The impact of the required retrospective evaluation of loan modifications back to January 1, 2011 was insignificant. The newly presented disclosures relating to troubled debt restructurings can be found in note 4 of Notes to Financial Statements.

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

In December 2010, the FASB issued amended accounting guidance relating to the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units with zero or negative carrying amounts, an entity is required to perform “Step Two” of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Through September 30, 2011, the adoption of this guidance had no impact on the Company’s financial position or results of its operations.

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

Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, credit losses and market values on loans, collateral securing loans and other assets; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; the impact of changes in market values on trust-related revenues; legislation affecting the financial services industry as a whole, and M&T and its subsidiaries individually or collectively, including tax legislation; regulatory supervision and oversight, including monetary policy and capital requirements; changes in accounting policies or procedures as may be required by the FASB or other regulatory agencies; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries’ future businesses; and material differences in the actual financial results of merger, acquisition and investment activities compared with M&T’s initial expectations, including the full realization of anticipated cost savings and revenue enhancements.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2011 Quarters			2010 Quarters
	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$726,897	694,721	673,810	688,855	691,765	690,889	682,309
Interest expense	103,632	102,051	98,679	108,628	116,032	117,557	120,052
Net interest income	623,265	592,670	575,131	580,227	575,733	573,332	562,257
Less: provision for credit losses	58,000	63,000	75,000	85,000	93,000	85,000	105,000
Other income	368,382	501,656	314,420	286,938	289,899	273,557	257,706
Less: other expense	662,019	576,895	499,571	469,274	480,133	476,068	489,362
Income before income taxes	271,628	454,431	314,980	312,891	292,499	285,821	225,601
Applicable income taxes	81,974	125,605	102,380	102,319	94,619	90,967	68,723
Taxable-equivalent adjustment	6,546	6,468	6,327	6,130	5,865	6,105	5,923
Net income	$183,108	322,358	206,273	204,442	192,015	188,749	150,955
Net income available to common shareholders-diluted	$164,671	297,179	190,121	189,678	176,789	173,597	136,431
Per common share data
Basic earnings	$1.32	2.43	1.59	1.59	1.49	1.47	1.16
Diluted earnings	1.32	2.42	1.59	1.59	1.48	1.46	1.15
Cash dividends	$.70	.70	.70	.70	.70	.70	.70
Average common shares outstanding
Basic	124,575	122,181	119,201	118,613	118,320	118,054	117,765
Diluted	124,860	122,796	119,852	119,503	119,155	118,878	118,256
Performance ratios, annualized
Return on
Average assets	.94%	1.78%	1.23%	1.18%	1.12%	1.11%	.89%
Average common shareholders’ equity	7.84%	14.94%	10.16%	10.03%	9.56%	9.67%	7.86%
Net interest margin on average earning assets (taxable-equivalent basis)	3.68%	3.75%	3.92%	3.85%	3.87%	3.84%	3.78%
Nonaccrual loans to total loans and leases, net of unearned discount	1.91%	1.91%	2.08%	2.19%	1.97%	1.95%	2.39%
Efficiency ratio (a)	63.53%	57.12%	57.18%	54.08%	54.95%	54.77%	57.82%
Net operating (tangible) results (b)
Net operating income (in thousands)	$209,996	289,487	216,360	196,235	200,225	197,752	160,953
Diluted net operating income per common share	1.53	2.16	1.67	1.52	1.55	1.53	1.23
Annualized return on
Average tangible assets	1.14%	1.69%	1.36%	1.20%	1.24%	1.23%	1.00%
Average tangible common shareholders’ equity	16.26%	24.40%	20.16%	18.43%	19.58%	20.36%	17.34%
Efficiency ratio (a)	61.79%	55.56%	55.75%	52.55%	53.40%	53.06%	55.88%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$76,908	72,454	68,045	68,502	67,811	68,334	68,883
Total tangible assets (c)	73,182	68,777	64,423	64,869	64,167	64,679	65,216
Earning assets	67,215	63,382	59,431	59,737	59,066	59,811	60,331
Investment securities	7,005	6,394	7,219	7,541	7,993	8,376	8,172
Loans and leases, net of unearned discount	58,188	55,461	51,972	51,141	50,835	51,278	51,948
Deposits	58,473	54,457	49,680	49,271	47,530	47,932	47,394
Common shareholders’ equity (c)	8,462	8,096	7,708	7,582	7,444	7,302	7,136
Tangible common shareholders’ equity (c)	4,736	4,419	4,086	3,949	3,800	3,647	3,469
At end of quarter
Total assets (c)	$77,864	77,727	67,881	68,021	68,247	68,154	68,439
Total tangible assets (c)	74,145	73,995	64,263	64,393	64,609	64,505	64,778
Earning assets	67,926	67,837	58,822	59,434	59,388	59,368	59,741
Investment securities	7,174	6,492	6,507	7,151	7,663	8,098	8,105
Loans and leases, net of unearned discount	58,401	58,541	52,119	51,990	50,792	51,061	51,444
Deposits	59,482	59,229	50,548	49,805	48,655	47,523	47,538
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	8,509	8,380	7,758	7,611	7,488	7,360	7,177
Tangible common shareholders’ equity (c)	4,790	4,648	4,140	3,983	3,850	3,711	3,516
Equity per common share	67.70	66.71	64.43	63.54	62.69	61.77	60.40
Tangible equity per common share	38.11	37.00	34.38	33.26	32.23	31.15	29.59
Market price per common share
High	$90.00	90.76	91.05	87.87	95.00	96.15	85.00
Low	66.41	83.31	84.63	72.03	81.08	74.11	66.32
Closing	69.90	87.95	88.47	87.05	81.81	84.95	79.38

(a)	Excludes impact of merger-related gains and expenses and net securities transactions.
(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 2.
(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2011 Quarters			2010 Quarters
	Third	Second	First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$183,108	322,358	206,273	204,442	192,015	188,749	150,955
Amortization of core deposit and other intangible assets (a)	10,622	8,974	7,478	8,054	8,210	9,003	9,998
Merger-related gain (a)	—	(64,930)	—	(16,730)	—	—	—
Merger-related expenses (a)	16,266	23,085	2,609	469	—	—	—
Net operating income	$209,996	289,487	216,360	196,235	200,225	197,752	160,953
Earnings per common share
Diluted earnings per common share	$1.32	2.42	1.59	1.59	1.48	1.46	1.15
Amortization of core deposit and other intangible assets (a)	.08	.07	.06	.07	.07	.07	.08
Merger-related gain (a)	—	(.52)	—	(.14)	—	—	—
Merger-related expenses (a)	.13	.19	.02	—	—	—	—
Diluted net operating earnings per common share	$1.53	2.16	1.67	1.52	1.55	1.53	1.23
Other expense
Other expense	$662,019	576,895	499,571	469,274	480,133	476,068	489,362
Amortization of core deposit and other intangible assets	(17,401)	(14,740)	(12,314)	(13,269)	(13,526)	(14,833)	(16,475)
Merger-related expenses	(26,003)	(36,996)	(4,295)	(771)	—	—	—
Noninterest operating expense	$618,615	525,159	482,962	455,234	466,607	461,235	472,887
Merger-related expenses
Salaries and employee benefits	$285	15,305	7	7	—	—	—
Equipment and net occupancy	119	25	79	44	—	—	—
Printing, postage and supplies	723	318	147	74	—	—	—
Other costs of operations	24,876	21,348	4,062	646	—	—	—
Total	$26,003	36,996	4,295	771	—	—	—
Balance sheet data
In millions
Average assets
Average assets	$76,908	72,454	68,045	68,502	67,811	68,334	68,883
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(266)	(198)	(119)	(132)	(146)	(160)	(176)
Deferred taxes	65	46	22	24	27	30	34
Average tangible assets	$73,182	68,777	64,423	64,869	64,167	64,679	65,216
Average common equity
Average total equity	$9,324	8,812	8,451	8,322	8,181	8,036	7,868
Preferred stock	(862)	(716)	(743)	(740)	(737)	(734)	(732)
Average common equity	8,462	8,096	7,708	7,582	7,444	7,302	7,136
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(266)	(198)	(119)	(132)	(146)	(160)	(176)
Deferred taxes	65	46	22	24	27	30	34
Average tangible common equity	$4,736	4,419	4,086	3,949	3,800	3,647	3,469
At end of quarter
Total assets
Total assets	$77,864	77,727	67,881	68,021	68,247	68,154	68,439
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(257)	(275)	(113)	(126)	(139)	(152)	(167)
Deferred taxes	63	68	20	23	26	28	31
Total tangible assets	$74,145	73,995	64,263	64,393	64,609	64,505	64,778
Total common equity
Total equity	$9,375	9,244	8,508	8,358	8,232	8,102	7,916
Preferred stock	(863)	(861)	(743)	(741)	(738)	(735)	(733)
Undeclared dividends – cumulative preferred stock	(3)	(3)	(7)	(6)	(6)	(7)	(6)
Common equity, net of undeclared cumulative preferred dividends	8,509	8,380	7,758	7,611	7,488	7,360	7,177
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(257)	(275)	(113)	(126)	(139)	(152)	(167)
Deferred taxes	63	68	20	23	26	28	31
Total tangible common equity	$4,790	4,648	4,140	3,983	3,850	3,711	3,516

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2011 Third Quarter			2011 Second Quarter			2011 First Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$15,007	$144,677	3.82%	14,623	141,723	3.89%	13,573	131,619	3.93%
Real estate – commercial	23,979	277,193	4.62	22,471	257,787	4.59	21,003	247,276	4.71
Real estate – consumer	7,002	86,651	4.95	6,559	81,943	5.00	6,054	76,642	5.06
Consumer	12,200	152,301	4.95	11,808	148,028	5.03	11,342	143,519	5.13
Total loans and leases, net	58,188	660,822	4.51	55,461	629,481	4.55	51,972	599,056	4.67
Interest-bearing deposits at banks	1,861	1,164	.25	804	479	.24	115	36	.13
Federal funds sold and agreements to resell securities	76	27	.14	622	137	.09	15	19	.53
Trading account	85	371	1.75	101	331	1.32	110	442	1.61
Investment securities**
U.S. Treasury and federal agencies	4,224	37,805	3.55	3,436	33,227	3.88	4,089	42,078	4.17
Obligations of states and political subdivisions	250	3,424	5.43	250	3,439	5.51	250	3,479	5.64
Other	2,531	23,284	3.65	2,708	27,627	4.09	2,880	28,700	4.04
Total investment securities	7,005	64,513	3.65	6,394	64,293	4.03	7,219	74,257	4.17
Total earning assets	67,215	726,897	4.29	63,382	694,721	4.40	59,431	673,810	4.60
Allowance for credit losses	(917)			(913)			(914)
Cash and due from banks	1,286			1,116			1,091
Other assets	9,324			8,869			8,437
Total assets	$76,908			72,454			68,045
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$814	354	.17	742	274	.15	628	202	.13
Savings deposits	31,654	22,664	.28	30,043	20,757	.28	27,669	19,239	.28
Time deposits	7,169	17,684	.98	6,657	19,310	1.16	5,700	19,071	1.36
Deposits at Cayman Islands office	614	188	.12	820	193	.09	1,182	394	.14
Total interest-bearing deposits	40,251	40,890	.40	38,262	40,534	.42	35,179	38,906	.45
Short-term borrowings	592	222	.15	707	147	.08	1,344	492	.15
Long-term borrowings	6,829	62,520	3.63	7,076	61,370	3.48	7,368	59,281	3.26
Total interest-bearing liabilities	47,672	103,632	.86	46,045	102,051	.89	43,891	98,679	.91
Noninterest-bearing deposits	18,222			16,195			14,501
Other liabilities	1,690			1,402			1,202
Total liabilities	67,584			63,642			59,594
Shareholders’ equity	9,324			8,812			8,451
Total liabilities and shareholders’ equity	$76,908			72,454			68,045
Net interest spread			3.43			3.51			3.69
Contribution of interest-free funds			.25			.24			.23
Net interest income/margin on earning assets		$623,265	3.68%		592,670	3.75%		575,131	3.92%

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2010 Fourth Quarter			2010 Third Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$13,013	$133,562	4.07%	12,856	128,578	3.97%
Real estate – commercial	20,624	249,720	4.84	20,612	250,038	4.85
Real estate – consumer	5,910	76,024	5.15	5,680	75,312	5.30
Consumer	11,594	151,300	5.18	11,687	153,763	5.22
Total loans and leases, net	51,141	610,606	4.74	50,835	607,691	4.74
Interest-bearing deposits at banks	110	43	.15	92	34	.15
Federal funds sold and agreements to resell securities	780	381	.19	64	41	.26
Trading account	165	375	.91	82	134	.65
Investment securities**
U.S. Treasury and federal agencies	4,237	43,246	4.05	4,541	48,018	4.20
Obligations of states and political subdivisions	256	3,663	5.69	271	3,740	5.48
Other	3,048	30,541	3.98	3,181	32,107	4.00
Total investment securities	7,541	77,450	4.07	7,993	83,865	4.16
Total earning assets	59,737	688,855	4.58	59,066	691,765	4.65
Allowance for credit losses	(910)			(908)
Cash and due from banks	1,111			1,081
Other assets	8,564			8,572
Total assets	$68,502			67,811
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$608	212	.14	592	219	.15
Savings deposits	27,545	21,860	.31	26,177	21,453	.33
Time deposits	6,034	21,232	1.40	6,312	23,309	1.46
Deposits at Cayman Islands office	809	352	.17	802	315	.16
Total interest-bearing deposits	34,996	43,656	.49	33,883	45,296	.53
Short-term borrowings	1,439	633	.17	1,858	760	.16
Long-term borrowings	8,141	64,339	3.14	8,948	69,976	3.10
Total interest-bearing liabilities	44,576	108,628	.97	44,689	116,032	1.03
Noninterest-bearing deposits	14,275			13,647
Other liabilities	1,329			1,294
Total liabilities	60,180			59,630
Shareholders’ equity	8,322			8,181
Total liabilities and shareholders’ equity	$68,502			67,811
Net interest spread			3.61			3.62
Contribution of interest-free funds			.24			.25
Net interest income/margin on earning assets		$580,227	3.85%		575,733	3.87%

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of September 30, 2011.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. On May 16, 2011, M&T completed its acquisition of Wilmington Trust. At September 30, 2011, some of the former operations of Wilmington Trust continued to operate under pre-acquisition systems of internal control over financial reporting. M&T has extended its internal control oversight and monitoring processes to include the acquired operations of the former Wilmington Trust. No changes occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

In addition to the risk factors relating to M&T that were disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2010, the following additional risk factors exist specifically relating to the impact of the Wilmington Trust acquisition:

(a) The merger of M&T and Wilmington Trust and the integration of the companies may be more difficult, costly or time consuming than expected. It is possible that the integration process could result in the loss of key employees or disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect M&T’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. As with any merger of banking institutions, there also may be business disruptions that cause M&T to lose customers or cause customers to withdraw their deposits from M&T’s banking subsidiaries. The success of the combined company following the merger may depend in large part on the ability to integrate the two business models and cultures. If we are not able to integrate M&T’s and Wilmington Trust’s operations successfully and in a timely manner, the expected benefits of the merger may not be realized.

(b) M&T may fail to realize the cost savings estimated for the merger. M&T estimates that it will achieve cost savings from the merger when the two companies have been fully integrated. While M&T continues to be comfortable with these expectations, it is possible that the estimates of the potential cost savings could turn out to be incorrect. The cost savings estimates also assume the ability to combine the businesses of M&T and Wilmington Trust in a manner that permits those cost savings to be realized. If the estimates turn out to be incorrect or M&T is not able to combine successfully the two companies, the anticipated cost saving may not be fully realized or realized at all, or may take longer to realize than expected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

July 1 – July 31, 2011	60	$86.24	—	2,181,500

August 1 – August 31, 2011	5	76.07	—	2,181,500

September 1 – September 30, 2011	34	69.90	—	2,181,500

Total	99	$80.11	—

(1)	The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.
(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: November 8, 2011	By:	/s/ René F. Jones
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