Form 10-K
period 2011-12-31
M&T BANK CORP
filed 2012-02-23
CIK 36270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9861

M&T BANK CORPORATION

(Exact name of registrant as specified in its charter)

New York	16-0968385
(State of incorporation)	(I.R.S. Employer IdentificationNo.)

One M&T Plaza, Buffalo, New York	14203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

716-842-5445

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.50 par value	New York Stock Exchange

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2011: $9,926,718,437.

Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on February 10, 2012: 126,406,098 shares.

Documents Incorporated By Reference:

(1) Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders of M&T Bank Corporation in Parts II and III.

M&T BANK CORPORATION

Form 10-K for the year ended December 31, 2011

CROSS-REFERENCE SHEET

			Form 10-K Page
PART I
Item 1. Business			4
Statistical disclosure pursuant to Guide 3
I.	Distribution of assets, liabilities, and shareholders’ equity; interest rates and interest differential
	A.	Average balance sheets	44
	B.	Interest income/expense and resulting yield or rate on average interest-earning assets (including non-accrual loans) and interest-bearing liabilities	44
	C.	Rate/volume variances	25
II.	Investment portfolio
	A.	Year-end balances	23
	B.	Maturity schedule and weighted average yield	78
	C.	Aggregate carrying value of securities that exceed ten percent of shareholders’ equity	113
III.	Loan portfolio
	A.	Year-end balances	23, 116
	B.	Maturities and sensitivities to changes in interest rates	76
	C.	Risk elements
		Nonaccrual, past due and renegotiated loans	57, 118-119
		Actual and pro forma interest on certain loans	119, 125
		Nonaccrual policy	104
		Loan concentrations…	66
IV.	Summary of loan loss experience
	A.	Analysis of the allowance for loan losses	56, 122-127
		Factors influencing management’s judgment concerning the adequacy of the allowance and provision……	55-66, 105, 122-127
	B.	Allocation of the allowance for loan losses	65, 122, 127
V.	Deposits
	A.	Average balances and rates	44
	B.	Maturity schedule of domestic time deposits with balances of $100,000 or more	79
VI.	Return on equity and assets		25, 38, 82-83, 87
VII.	Short-term borrowings		132
Item 1A.	Risk Factors		25-28
Item 1B.	Unresolved Staff Comments		28
Item 2.	Properties		28
Item 3.	Legal Proceedings		28-29
Item 4.	Mine Safety Disclosures		29
	Executive Officers of the Registrant		29-30
PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities		30-32
	A.	Principal market	30
		Market prices	94
	B.	Approximate number of holders at year-end	23

PART I

Item 1.	Business.

M&T Bank Corporation (“Registrant” or “M&T”) is a New York business corporation which is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and as a bank holding company under Article III-A of the New York Banking Law (“Banking Law”). The principal executive offices of the Registrant are located at One M&T Plaza, Buffalo, New York 14203. The Registrant was incorporated in November 1969. The Registrant and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” As of December 31, 2011 the Company had consolidated total assets of $77.9 billion, deposits of $59.4 billion and shareholders’ equity of $9.3 billion. The Company had 14,235 full-time and 1,431 part-time employees as of December 31, 2011.

At December 31, 2011, the Registrant had two wholly owned bank subsidiaries: M&T Bank and Wilmington Trust, National Association (“Wilmington Trust, N.A.”). The banks collectively offer a wide range of retail and commercial banking, trust, wealth management and investment services to their customers. At December 31, 2011, M&T Bank represented 99% of consolidated assets of the Company.

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

Subsidiaries

M&T Bank is a banking corporation that is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2011, M&T Bank had 774 domestic banking offices located throughout New York State, Pennsylvania, Maryland, Delaware, Virginia, West Virginia, and the District of Columbia, a full-service commercial banking office in Ontario, Canada, and an office in George Town, Cayman Islands. As of December 31, 2011, M&T Bank had consolidated total assets of $76.9 billion, deposits of $60.1 billion and shareholder’s equity of $9.7 billion. The deposit liabilities of M&T Bank are insured by the FDIC through its Deposit Insurance Fund (“DIF”). As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, Delaware, northern Virginia and Washington, D.C., and on small and medium-size businesses based in those areas, although loans are originated through lending offices in other states. In addition, the Company conducts lending activities in various states through other subsidiaries. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company.

Wilmington Trust, N.A. (formerly named M&T Bank, National Association), a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of Wilmington Trust, N.A. are insured by the FDIC through the DIF. The main office of Wilmington Trust, N.A. is located at 1100 North Market Street, Wilmington, Delaware 19890. A second office is located in Oakfield, New York. Historically, Wilmington Trust, N.A. offered selected deposit and loan products on a nationwide basis, through direct mail, telephone marketing techniques and the Internet. Presently, Wilmington Trust, N.A. also offers various trust and wealth management services. As of December 31, 2011, Wilmington Trust, N.A. had total assets of $1.1 billion, deposits of $410 million and shareholder’s equity of $389 million.

Wilmington Trust Company, a wholly owned subsidiary of M&T Bank, was incorporated as a Delaware bank and trust company in March 1901 and amended its charter in July 2011 to become a non-depository trust company. Wilmington Trust Company provides a variety of Delaware based trust, fiduciary and custodial services to its clients. As of December 31, 2011, Wilmington Trust Company had total assets of

$910 million and shareholder’s equity of $533 million. The headquarters of Wilmington Trust Company are located at 1100 North Market Street, Wilmington, Delaware 19890.

M&T Life Insurance Company (“M&T Life Insurance”), a wholly owned subsidiary of M&T, was incorporated as an Arizona business corporation in January 1984. M&T Life Insurance is a credit reinsurer which reinsures credit life and accident and health insurance purchased by the Company’s consumer loan customers. As of December 31, 2011, M&T Life Insurance had assets of $17 million and shareholder’s equity of $16 million. M&T Life Insurance recorded revenues of $1 million during 2011. Headquarters of M&T Life Insurance are located at 101 North First Avenue, Phoenix, Arizona 85003.

M&T Insurance Agency, Inc. (“M&T Insurance Agency”), a wholly owned insurance agency subsidiary of M&T Bank, was incorporated as a New York corporation in March 1955. M&T Insurance Agency provides insurance agency services principally to the commercial market. As of December 31, 2011, M&T Insurance Agency had assets of $48 million and shareholder’s equity of $32 million. M&T Insurance Agency recorded revenues of $24 million during 2011. The headquarters of M&T Insurance Agency are located at 285 Delaware Avenue, Buffalo, New York 14202.

M&T Mortgage Reinsurance Company, Inc. (“M&T Reinsurance”), a wholly owned subsidiary of M&T Bank, was incorporated as a Vermont business corporation in July 1999. M&T Reinsurance enters into reinsurance contracts with insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with M&T Bank-related mortgage loans. M&T Reinsurance receives a share of the premium for those policies in exchange for accepting a portion of the insurer’s risk of borrower default. As of December 31, 2011, M&T Reinsurance had assets of $31 million and shareholder’s equity of $19 million. M&T Reinsurance recorded approximately $3 million of revenue during 2011. M&T Reinsurance’s principal and registered office is at 148 College Street, Burlington, Vermont 05401.

M&T Real Estate Trust (“M&T Real Estate”) is a Maryland Real Estate Investment Trust that was formed through the merger of two separate subsidiaries, but traces its origin to the incorporation of M&T Real Estate, Inc. in July 1995. M&T Real Estate engages in commercial real estate lending and provides loan servicing to M&T Bank. As of December 31, 2011, M&T Real Estate had assets of $16.3 billion, common shareholder’s equity of $15.5 billion, and preferred shareholders’ equity, consisting of 9% fixed-rate preferred stock (par value $1,000), of $1 million. All of the outstanding common stock and 89% of the preferred stock of M&T Real Estate is owned by M&T Bank. The remaining 11% of M&T Real Estate’s outstanding preferred stock is owned by officers or former officers of the Company. M&T Real Estate recorded $763 million of revenue in 2011. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Realty Capital Corporation (“M&T Realty Capital”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation in October 1973. M&T Realty Capital engages in multifamily commercial real estate lending and provides loan servicing to purchasers of the loans it originates. As of December 31, 2011, M&T Realty Capital serviced $9.0 billion of commercial mortgage loans for non-affiliates and had assets of $339 million and shareholder’s equity of $69 million. M&T Realty Capital recorded revenues of $69 million in 2011. The headquarters of M&T Realty Capital are located at 25 South Charles Street, Baltimore, Maryland 21202.

M&T Securities, Inc. (“M&T Securities”) is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, and as an investment advisor under the Investment Advisors Act of 1940, as amended (the “Investment Advisors Act”). M&T Securities is licensed as a life insurance agent in each state where M&T Bank operates branch offices and in a number of other states. It provides securities brokerage, investment advisory and insurance services. As of December 31, 2011, M&T Securities had assets of $50 million and shareholder’s equity of $30 million. M&T Securities recorded $85 million of revenue during 2011. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14203.

Wilmington Trust Investment Advisors, Inc. (“WT Investment Advisors”), a wholly owned subsidiary of M&T Bank and formerly known as MTB Investment Advisors prior to its name change on January 10, 2012, was incorporated as a Maryland corporation on June 30, 1995. WT Investment Advisors, a registered investment advisor under the Investment Advisors Act, serves as investment advisor to the MTB Group of Funds, a family of proprietary mutual funds, and institutional clients. As of December 31, 2011, WT Investment Advisors had assets of $20 million and shareholder’s equity of $17 million. WT Investment Advisors recorded revenues of $29 million in 2011. The headquarters of WT Investment Advisors are located at 100 East Pratt Street, Baltimore, Maryland 21202.

Rodney Square Management Corporation (“Rodney Square Management”), a wholly owned subsidiary of M&T, was incorporated in September 1981 as a Delaware corporation. Rodney Square Management is registered as an investment advisor under the Investment Advisors Act and serves as the investment advisor to the Wilmington Funds, a family of proprietary mutual funds. Rodney Square Management had assets of $391 thousand and shareholder’s equity of $301 thousand as of December 31, 2011. Rodney Square Management had revenues of $2 million from May 16 to December 31, 2011. The headquarters of Rodney Square Management are located at 1100 North Market Street, Wilmington, Delaware 19890.

Wilmington Trust Investment Management, LLC (“WTIM”) is a wholly owned subsidiary of M&T and was incorporated in December 2001 as a Georgia limited liability company. WTIM is a registered investment advisor under the Investment Advisors Act and serves as the primary sub-advisor to the Wilmington Funds and provides investment management services to other clients, including certain private funds. WTIM’s headquarters is located at Terminus 27th Floor, 3280 Peachtree Road N.E., Atlanta, Georgia 30305. As of December 31, 2011, WTIM had assets of $21 million and shareholder’s equity of $19 million. WTIM had revenues of $9 million from May 16 to December 31, 2011.

On February 21, 2012, the shareholders of the Wilmington Funds approved the reorganization of twelve Wilmington Funds into the surviving MTB Group of Funds, which will be renamed as the Wilmington Funds upon the closing of the reorganization on or about March 9, 2012. Following the reorganization, Rodney Square Management will be renamed Wilmington Funds Management Corporation and will continue as the investment advisor to the Wilmington Funds, and WT Investment Advisors will become the primary sub-advisor to the Wilmington Funds. After the reorganization, WTIM will continue to provide investment management services to other clients, including certain private funds.

The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries did not represent, individually and collectively, a significant portion of the Company’s consolidated assets, net income and shareholders’ equity at December 31, 2011.

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

Supervision and Regulation of the Company

M&T and its subsidiaries are subject to the extensive regulatory framework applicable to bank and financial holding companies and their subsidiaries. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the FDIC’s DIF and the banking system as a whole, and generally is not intended for the protection of stockholders, creditors or other investors. Described below are the material elements of selected laws and regulations applicable to M&T and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of M&T and its subsidiaries.

Overview

M&T is registered with the Board of Governors of the Federal Reserve Board System (the “Federal Reserve Board”) as a bank holding company under the BHCA. As such, M&T and its subsidiaries are subject to the supervision, examination and reporting requirements of the BHCA and the regulations of the Federal Reserve Board.

In general, the BHCA limits the business of a bank holding company (“BHC”) to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board), without prior approval of the Federal Reserve Board. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” M&T became a financial holding company on March 1, 2011. If a financial holding company fails to continue to meet any of the prerequisites for financial holding company status after engaging in activities not permissible for bank holding companies that have not elected to be treated as financial holding companies, the company must enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve Board may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company electing to be treated as a financial holding company. In order for a financial holding company to commence any new activity permitted by the BHCA or to acquire a company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have at least a “satisfactory” rating under the Community Reinvestment Act of 1977 (the “CRA”). See the section captioned “Community Reinvestment Act” included elsewhere in this item.

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

Recent Developments

The events of the past few years have led to numerous new laws in the United States and internationally for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States and provides for enhanced supervision and prudential standards for, among other things, bank holding companies like M&T that have total consolidated assets of $50 billion or more. The implications of the Dodd-Frank Act for the Company’s businesses will depend to a large extent on the manner in which rules adopted pursuant to the Dodd-Frank Act are implemented by the primary U.S. financial regulatory agencies as well as potential changes in market practices and structures in response to the requirements of the Dodd-Frank Act and financial reforms in other jurisdictions. Among other things:

—	Dodd-Frank repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
—

Dodd-Frank centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws.

—

Dodd-Frank provided that debit card interchange fees must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. This provision is known as the “Durbin Amendment.” In June 2011, the Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud-prevention standards. For more information regarding the impact of the Durbin Amendment on M&T’s results of operations, see Part II, Item 7.
—

Dodd-Frank created a new systemic risk oversight body, the Financial Stability Oversight Council (“FSOC”), to oversee and coordinate the efforts of the primary U.S. financial regulatory agencies in establishing regulations to address financial stability concerns.

—

Dodd-Frank directs the FSOC to make recommendations to the Federal Reserve Board as to enhanced supervision and prudential standards applicable to large, interconnected financial institutions, including as indicated above bank holding companies like M&T with total consolidated assets of $50 billion or more (often referred to as “systemically important financial institutions”), and authorizes the Federal Reserve Board to establish such standards either on its own or upon the recommendations of the FSOC. Dodd-Frank mandates that the requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial companies. In December 2011, the Federal Reserve Board issued for public comment a notice of proposed rulemaking establishing enhanced prudential standards responsive to these provisions for:

—	risk-based capital requirements and leveraged limits;
—	stress testing of capital;
—	liquidity requirements;
—	overall risk management requirements;
—	resolution plan and credit exposure reporting; and
—	concentration/credit exposure limits.

Comments on the proposed rules (the “Proposed SIFI Rules”) are due by March 31, 2012. The Proposed SIFI Rules address a wide, diverse array of regulatory areas, each of which is highly complex. In some cases they would implement financial regulatory requirements being proposed for the first time, and in others over-lap with other regulatory reforms (including the Basel III capital and liquidity reforms discussed below in this section). The requirements generally will become effective on the first day of the fifth calendar quarter after the effective date of the final rule, although certain requirements have different transition periods. M&T is analyzing the impact of the Proposed SIFI Rules on its businesses. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized and their combined impacts can be understood.

—

Dodd-Frank requires various U.S. financial regulatory agencies to implement comprehensive rules governing the supervision, structure, trading and regulation of swap and over-the-counter derivative markets and participants. Dodd-Frank requires a large number of rulemaking in this area, many of which are not yet final. Once these rules are finalized, they could affect the way M&T or its subsidiaries operate, and changes to the markets and participants could impact business models and profitability of M&T or its subsidiaries.

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012. The statutory provision is commonly called the “Volcker Rule”. In October 2011, federal regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal, which were due by February 13, 2012. The proposed rules are highly complex, and many aspects of their application remain uncertain. Based on the proposed rules, M&T does not currently anticipate that the Volcker Rule will have a material effect on the operations of M&T and its subsidiaries. Until a final rule is adopted, the precise financial impact of the rule on M&T, its customers or the financial industry more generally, cannot be determined.

New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect M&T’s financial condition or results of operations. As discussed further throughout this section, many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on M&T and its subsidiaries or the financial services industry generally. In addition to the discussion in this section, see “Recent Legislative Developments” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the potential impact legislative and regulatory reforms may have on the Company’s results of operations and financial condition.

Dividends

The Registrant is a legal entity separate and distinct from its banking and other subsidiaries. Historically, the majority of the Registrant’s revenue has been from dividends paid to the Registrant by its subsidiary banks. M&T Bank and Wilmington Trust, N.A. are subject, under one or more of the banking laws, to restrictions on the amount of dividend declarations. Future dividend payments to the Registrant by its subsidiary banks will be dependent on a number of factors, including the earnings and financial condition of each such bank, and are subject to the limitations referred to in note 23 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data,” and to other statutory powers of bank regulatory agencies.

An insured depository institution is prohibited from making any capital distribution to its owner, including any dividend, if, after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure, including the risk-based capital adequacy and leverage standards discussed herein.

Dividend payments by M&T to its shareholders and stock repurchases by M&T are subject to the oversight of the Federal Reserve Board. As described below under the heading “Federal Reserve Board’s Comprehensive Capital Assessment Review”, dividends and stock repurchases generally may only be paid or made under a capital plan as to which the Federal Reserve Board has not objected.

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

Federal Reserve Board’s Comprehensive Capital Assessment Review

In November 2011, the Federal Reserve Board published a final rule requiring bank holding companies (including M&T) with $50 billion or more of total consolidated assets to submit annual capital plans to the appropriate Federal Reserve Bank. The capital analysis and review process provided for in the rule is known as the Comprehensive Capital Analysis and Review, or “CCAR”. The capital plans are required to be submitted on an annual basis. Such bank holding companies will also be required to collect and report certain related data on a quarterly basis to allow the Federal Reserve Board to monitor the companies’ progress against their annual capital plans. The comprehensive capital plans, which are prepared using Basel I capital guidelines, include a view of capital adequacy under four scenarios – a BHC-defined baseline scenario, a baseline scenario provided by the Federal Reserve Board, at least one BHC-defined stress scenario, and a stress scenario provided by the Federal Reserve Board. Covered bank holding companies, including M&T, may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the Federal Reserve Board and as to which the Federal Reserve Board has not objected. The rules provide that the Federal Reserve Board may object to a capital plan if the plan does not show that the covered BHC will meet all minimum regulatory capital ratios and maintain a ratio of Tier 1 common equity to risk-weighted assets of at least 5% on a pro forma basis under expected and stressful conditions throughout the nine-quarter planning horizon covered by the capital plan. The rules also require, among other things, that a covered BHC may not make a capital distribution unless after giving effect to the distribution it will meet all minimum regulatory capital ratios and have a ratio of Tier 1 common equity to risk-weighted assets of at least 5%. As part of this process, M&T also provides the Federal Reserve Board with projections covering the time period it will take to fully comply with Basel III capital guidelines, including the 7% Tier 1 common equity, 8.5% Tier 1 capital and 3% leverage ratios as well as granular components of those elements. M&T’s capital plan was filed with the Federal Reserve Board on January 9, 2012.

The purpose of the Federal Reserve Board’s capital plan review is to ensure that these bank holding companies have robust, forward-looking capital planning processes that account for each BHC’s unique risks and that permit continued operations during times of economic and financial stress. The CCAR rule, consistent with prior Federal Reserve Board guidance, provides that capital plans contemplating dividend payout ratios exceeding 30% of projected after-tax net income will receive particularly close scrutiny.

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

The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be “Tier 1 Capital,” which currently consists of qualifying common equity, qualifying noncumulative perpetual preferred stock (including related surplus), senior perpetual preferred stock issued to the U.S. Treasury as part of the Troubled Asset Relief Program — Capital Purchase Program (the “CPP”), minority interests relating to qualifying common or noncumulative perpetual preferred stock issued by a consolidated U.S. depository institution or foreign bank subsidiary, and certain “restricted core capital elements,” as discussed below, less goodwill and certain other intangible assets. Currently, “Tier 2 Capital” may consist of, among other things, qualifying subordinated debt, mandatorily convertible debt securities, preferred stock and trust preferred securities not included in the definition of Tier 1 Capital, and a limited amount of the allowance for loan losses. Non-cumulative perpetual preferred stock, trust preferred securities and other so-called “restricted core capital elements” are currently limited to 25% of Tier 1 Capital. Pursuant to the Dodd-Frank Act, trust preferred securities will be phased-out of the definition of Tier 1 Capital of bank holding companies having consolidated assets exceeding $500 million, such as M&T, over a three-year period beginning in January 2013.

The minimum guideline to be considered well-capitalized for Tier 1 Capital and Total Capital is 6.0% and 10.0%, respectively. At December 31, 2011, the Registrant’s consolidated Tier 1 Capital ratio was 9.67% and its Total Capital ratio was 13.26%. The elements currently comprising Tier 1 Capital and Tier 2 Capital and the minimum Tier 1 Capital and Total Capital ratios may in the future be subject to change, as discussed in greater detail below.

Basel I and II Standards. M&T currently calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve Board based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). In 2004, the Basel Committee published a new set of risk-based capital standards (“Basel II”) in order to update Basel I. Basel II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk-weighting on external credit assessments to a much greater extent than permitted in the existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures. A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to internationally active banking organizations, or “core banks” (defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more) became effective on April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but are not required to comply. The rule also allows a banking organization’s primary federal supervisor to determine that application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile or scope of operations. Neither M&T Bank nor Wilmington Trust, N.A. is currently required to comply with Basel II.

In July 2008, the U.S. bank regulatory agencies issued a proposed rule that would provide banking organizations that do not use the advanced approaches with the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule has not been issued as of February 2012.

Leverage Requirements. Neither Basel I nor Basel II includes a leverage requirement as an international standard, however, the Federal Reserve Board has established minimum leverage ratio guidelines to be considered well-capitalized for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4%. M&T’s Leverage Ratio at December 31, 2011 was 9.28%.

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

—

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

—	when fully phased in on January 1, 2019, requires banks to maintain:
—

as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%);

—

a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

—

a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation);

—

as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

—

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

In July 2011, the Basel Committee introduced a consultative document establishing a requirement for a capital surcharge on certain globally systemically important banks (“G-SIBs”), and in November 2011, the Basel Committee issued final provisions substantially unchanged from the previous proposal. An “indicator-based approach” will be used to determine whether a bank is a G-SIB and the appropriate level of the surcharge to be applied. The “indicator-based approach” consists of five broad categories: size, interconnectedness, lack of substitutability, cross-jurisdictional activity and complexity. Banks found to be G-SIBs will be subject to a progressive CET1 surcharge ranging from 1% to 3.5% over the Basel III 7% CET1 requirement. The surcharge will become fully effective on January 1, 2019.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios before the application of any buffer:

—	3.5% CET1 to risk-weighted assets;
—	4.5% Tier 1 capital to risk-weighted assets; and
—	8.0% Total capital to risk-weighted assets.

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

The timing for the U.S. banking agency’s publication of proposed rules to implement the Basel III capital framework and the implementation schedule is uncertain. The release accompanying the Proposed SIFI Rules appears to indicate that rules implementing Basel III will be published for comment during the first quarter of 2012. The regulations ultimately applicable to M&T may be substantially different from the Basel III final framework as published in December 2010.

The Dodd-Frank Act appears to require the Federal Reserve Board to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In December 2010, the Federal Reserve Board published for comment proposed regulations implementing this requirement. On June 14, 2011, the Federal Reserve Board, FDIC and OCC jointly approved a final rule which requires a banking organization operating under the agencies’ advanced approaches risk-based capital rules to adhere to the higher of the minimum requirements under the general risk-based capital rules and the minimum requirements under the advanced approaches risk-based capital rules.

Liquidity Ratios under Basel III. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard on January 1, 2015. Similarly, it contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.

The Proposed SIFI Rules address liquidity requirements for bank holding companies, including M&T, with $50 billion or more in total consolidated assets. In the release accompanying those rules, the Federal Reserve Board states a general intention to incorporate the Basel III liquidity framework for the bank holding companies covered by the Proposed SIFI Rules or a “subset” of those bank holding companies. Although these rules do not include prescriptive ratios like the LCR and NSFR, they do include detailed liquidity-related requirements, including requirements for cashflow projections, liquidity stress testing (including, at a minimum, over time horizons that include an overnight time horizon, a 30-day time horizon, a 90-day time horizon and a 1-year time horizon), and a requirement that covered bank holding companies maintain a liquidity buffer of unencumbered highly liquid assets sufficient to meet projected net cash outflows and the projected loss or impairment of existing funding sources for 30 days over a range of liquidity stress scenarios.

Capital Requirements of Subsidiary Depository Institutions. M&T Bank and Wilmington Trust, N.A. are subject to substantially similar capital requirements as those applicable to M&T. As of December 31, 2011, both M&T Bank and Wilmington Trust, N.A. were in compliance with applicable minimum capital requirements. None of M&T, M&T Bank or Wilmington Trust, N.A. has been advised by any federal banking agency of a failure to meet any specific minimum capital ratio requirement applicable to it as of December 31, 2011. Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See “Regulatory Remedies under the FDIA” below.

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

Transactions with Affiliates

There are various legal restrictions on the extent to which M&T and its non-bank subsidiaries may borrow or otherwise obtain funding from M&T Bank and Wilmington Trust, N.A. In general, Sections 23A and 23B of the Federal Reserve Board Act and Federal Reserve Board Regulation W require that any “covered transaction” by M&T Bank and Wilmington Trust, N.A. (or any of their respective subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited to (a) in the case of any single such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries may not exceed 10% of the capital stock and surplus of such insured depository institution, and (b) in the case of all affiliates, the aggregate amount of covered transactions of an insured depository institution and its subsidiaries may not exceed 20% of the capital stock and surplus of such insured depository institution. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization, including for example, the requirement that the 10% of capital limit on covered transactions begin to apply to financial subsidiaries. “Covered transactions” are defined by statute to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on market terms.

FDIC Insurance Assessments

Deposit Insurance Assessments. M&T Bank and Wilmington Trust, N.A. pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC.

On April 1, 2011, the deposit insurance assessment base changed from total domestic deposits to the average consolidated total assets of the depository institution minus its average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act. Additionally, the FDIC revised the deposit insurance assessment system to create a two scorecard system for large institutions, one for most large institutions that have more than $10 billion in assets, such as M&T Bank, and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that is combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC utilizes the bank’s capital level and supervisory ratings (its “CAMELS” ratings) and certain new forward-looking financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The new assessment rule also eliminates the use of risk categories and long-term debt issuer ratings for calculating risk-based assessments for institutions having more than $10 billion in assets. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. The total score is then translated to an initial base assessment rate on a non-linear, sharply-increasing scale.

For large institutions, including M&T Bank, the initial base assessment rate ranges from 5 to 35 basis points (hundredths of one percent) on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for certain long-term unsecured debt and (ii) (except for well-capitalized institutions with a CAMELS rating of 1 or 2) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits. As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, the rule includes a new adjustment for depository institution debt whereby an institution will pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program).

In October 2010, the FDIC adopted a new restoration plan to ensure the designated reserve ratio reaches 1.35% by September 2020. The FDIC will, at least semi-annually, update its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates.

On November 17, 2009, the FDIC implemented a final rule requiring insured institutions, such as M&T Bank and Wilmington Trust, N.A., to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Such prepaid assessments were paid on December 30, 2009, along with each institution’s quarterly risk-based deposit insurance assessment for the third quarter of 2009 (assuming 5% annual growth in deposits between the third quarter of 2009 and the end of 2012 and taking into account, for 2011 and 2012, the annualized three basis point increase discussed below). The remaining amount of prepaid insurance assessments at December 31, 2011 related to 2012 for M&T Bank was $89.2 million and for Wilmington Trust, N.A. was $1.7 million.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

FICO Assessments. In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. M&T Bank recognized $5 million of expense related to its FICO assessments and Wilmington Trust, N.A. recognized $51 thousand of such expense in 2011.

Acquisitions

The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition, the bank holding company will directly or indirectly own or control 5% or more of the voting shares of the institution; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or (3) it may merge or consolidate with any other bank holding company. Since July 2011, financial holding companies and bank holding companies with consolidated assets exceeding $50 billion, such as M&T, have been required to (i) obtain prior approval from the Federal Reserve Board before acquiring certain nonbank financial companies with assets exceeding $10 billion and (ii) provide prior written notice to the Federal Reserve Board before acquiring direct or indirect ownership or control of any voting shares of any company having consolidated assets of $10 billion or more. Since July 2011, bank holding companies seeking approval to complete an acquisition have been required to be well-capitalized and well-managed.

The BHCA further provides that the Federal Reserve Board may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties’ performance under the CRA. The Federal Reserve Board must take into account the institutions’ effectiveness in combating money laundering. In addition, pursuant to the Dodd-Frank Act, the BHCA was amended to require the Federal Reserve Board, when evaluating a proposed transaction, to consider the extent to which the transaction would result in greater or more concentrated risks to the stability of the United States banking or financial system.

U.S. Treasury Capital Purchase Program

Pursuant to the CPP, on December 23, 2008, M&T issued and sold to the U.S. Treasury in a private offering (i) $600 million of Series A Preferred Stock and (ii) a warrant to purchase 1,218,522 shares of M&T Common Stock at an exercise price of $73.86 per share, subject to certain anti-dilution and other adjustments. M&T elected to participate in the capital purchase program at an amount equal to approximately 1% of its risk-weighted assets at the time. On May 18, 2011, M&T redeemed and retired $370 million of the Series A Preferred Stock. In connection with its acquisition of Provident on May 23, 2009, M&T issued $151.5 million of Series C Preferred Stock in exchange for the securities issued by Provident to the U.S. Treasury on November 14, 2008, and assumed a warrant issued by Provident to the U.S. Treasury, which, on a converted basis, provides for the purchase of 407,542 shares of M&T Common Stock at $55.76 per share.

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

Guidelines adopted by the federal banking agencies pursuant to the FDIA prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In June 2010, the Federal Reserve Board issued comprehensive guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed above. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the federal bank regulatory agencies and the Securities and Exchange Commission to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as M&T and M&T Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April

2011, which may become effective before the end of 2012. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which M&T may structure compensation for its executives.

The scope and content of the U.S. banking regulators’ policies on incentive compensation are continuing to develop and are likely to continue evolving in the future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of M&T and its subsidiaries to hire, retain and motivate their key employees.

Resolution Planning

As required by the Dodd-Frank Act, the Federal Reserve Board and FDIC have jointly issued a final rule that requires certain organizations, including bank holding companies with consolidated assets of $50 billion or more, to report periodically to regulators a resolution plan for their rapid and orderly resolution in the event of material financial distress or failure. M&T’s resolution plan must, among other things, ensure that its depository institution subsidiaries are adequately protected from risks arising from its other subsidiaries. The final rule sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the range of specific actions the company proposes to take in resolution, and a description of the company’s organizational structure, material entities, interconnections and interdependencies, and management information systems, among other elements.

In addition, the FDIC has issued a final rule that requires insured depository institutions with $50 billion or more in total assets, such as M&T Bank, to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. The rule requires these insured institutions to submit a resolution plan that will enable the FDIC, as receiver, to resolve the bank in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure, maximizes the net-present-value return from the sale or disposition of its assets, and minimizes the amount of any loss to be realized by the institution’s creditors. The final rule also sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the strategies for achieving the least costly resolution, and analyses of the financial company’s organization, material entities, interconnections and interdependencies, and management information systems, among other elements.

Insolvency of an Insured Depository Institution or a Bank Holding Company

If the FDIC is appointed as conservator or receiver for an insured depository institution such as M&T Bank or Wilmington Trust, N.A., upon its insolvency or in certain other events, the FDIC has the power:

—	to transfer any of the depository institution’s assets and liabilities to a new obligor, including a newly formed “bridge” bank without the approval of the depository institution’s creditors;
—	to enforce the terms of the depository institution’s contracts pursuant to their terms without regard to any provisions triggered by the appointment of the FDIC in that capacity; or
—

to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

In addition, under federal law, the claims of holders of domestic deposit liabilities and certain claims for administrative expenses against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including claims of debt holders of the institution, in the “liquidation or other resolution” of such an institution by any receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of M&T Bank or Wilmington Trust, N.A., the debt holders would be treated differently from, and could receive, if anything, substantially less than, the depositors of the bank. The Dodd-Frank Act created a new resolution regime (known as “orderly liquidation authority”) for systemically important non-bank financial companies, including bank holding companies and their affiliates. Under the orderly liquidation authority, the FDIC may be appointed as receiver for the systemically important institution, and its failed non-bank subsidiaries, for purposes of liquidating the entity if, among other conditions, it is determined at the time of the institution’s failure that it is in default or in danger of default and the failure poses a risk to the stability of the U.S. financial system.

If the FDIC is appointed as receiver under the orderly liquidation authority, then the powers of the receiver, and the rights and obligations of creditors and other parties who have dealt with the institution, would be determined under the Dodd-Frank Act provisions, and not under the insolvency law that would otherwise apply. The powers of the receiver under the orderly liquidation authority were based on the powers of the FDIC as receiver for depository institutions under the FDIA. However, the provisions governing the rights of creditors under the orderly liquidation authority were modified in certain respects to reduce disparities with the treatment of creditors’ claims under the U.S. Bankruptcy Code as compared to the treatment of those claims under the new authority. Nonetheless, substantial differences in the rights of creditors exist as between these two regimes, including the right of the FDIC to disregard the strict priority of creditor claims in some circumstances, the use of an administrative claims procedure to determine creditors’ claims (as opposed to the judicial procedure utilized in bankruptcy proceedings), and the right of the FDIC to transfer claims to a “bridge” entity.

The orderly liquidation authority provisions of the Dodd-Frank Act became effective upon enactment. However, a number of rulemakings are required under the terms of Dodd-Frank, and a number of provisions of the new authority require clarification. The FDIC has completed its initial phase of rulemaking under the orderly liquidation authority, but additional rules are under consideration.

An orderly liquidation fund will fund such liquidation proceedings through borrowings from the Treasury Department and risk-based assessments made, first, on entities that received more in the resolution than they would have received in liquidation to the extent of such excess, and second, if necessary, on bank holding companies with total consolidated assets of $50 billion or more, such as M&T. If an orderly liquidation is triggered, M&T could face assessments for the orderly liquidation fund.

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

Consumer Protection Laws

In connection with their respective lending and leasing activities, M&T Bank, Wilmington Trust, N.A., and certain of their subsidiaries, are each subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts.

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

Since July 1, 2010, a federal banking rule under the Electronic Fund Transfer Act prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions. If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied. Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.

Consumer Financial Protection Bureau Supervision

In July 2011, M&T Bank and Wilmington Trust, N.A. were notified that they will be supervised by the CFPB for certain consumer protection purposes. The CFPB will focus on:

—	risks to consumers and compliance with the federal consumer financial laws, when it evaluates the policies and practices of a financial institution;
—	the markets in which firms operate and risks to consumers posed by activities in those markets;
—	depository institutions that offer a wide variety of consumer financial products and services;
—	depository institutions with a more specialized focus; and
—	non-depository companies that offer one or more consumer financial products or services.

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

Community Reinvestment Act

M&T Bank and Wilmington Trust, N.A. are subject to the provisions of the CRA. Under the terms of the CRA, each appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in assessing and meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. During these examinations, the regulatory agency rates such bank’s compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The regulatory agency’s assessment of the institution’s record is part of the regulatory agency’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, or to open or relocate a branch office. M&T Bank has a CRA rating of “Outstanding” and Wilmington Trust, N.A. has a CRA rating of “Satisfactory.” In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application, and such records may be the basis for denying the application. The Banking Law contains provisions similar to the CRA which are applicable to New York-chartered banks. M&T Bank has a CRA rating of “Outstanding” as determined by the New York State Department of Financial Services.

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

Regulation of Insurers and Insurance Brokers

The Company’s operations in the areas of insurance brokerage and reinsurance of credit life insurance are subject to regulation and supervision by various state insurance regulatory authorities. Although the scope of regulation and form of supervision may vary from state to state, insurance laws generally grant broad discretion to regulatory authorities in adopting regulations and supervising regulated activities. This supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling of customer funds held in a fiduciary capacity. Certain of M&T’s insurance company subsidiaries are subject to extensive regulatory supervision and to insurance laws and regulations requiring, among other things, maintenance of capital, record keeping, reporting and examinations.

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

Corporate Governance

M&T’s Corporate Governance Standards and the following corporate governance documents are also available on M&T’s website at the Investor Relations link: Disclosure and Regulation FD Policy; Executive Committee Charter; Nomination, Compensation and Governance Committee Charter; Audit and Risk Committee Charter; Financial Reporting and Disclosure Controls and Procedures Policy; Code of Ethics for CEO and Senior Financial Officers; Code of Business Conduct and Ethics; and Employee Complaint Procedures for Accounting and Auditing Matters. Copies of such governance documents are also available, free of charge, to any person who requests them. Such requests may be directed to M&T Bank Corporation, Shareholder Relations Department, One M&T Plaza, 13th Floor, Buffalo, NY 14203-2399 (Telephone: (716) 842-5138).

Statistical Disclosure Pursuant to Guide 3

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K. Additional information is included in the following tables.

Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES

	2011	2010	2009	2008	2007
	(In thousands)
Interest-bearing deposits at banks	$154,960	$101,222	$133,335	$10,284	$18,431
Federal funds sold	2,850	25,000	20,119	21,347	48,038
Resell agreements	—	—	—	90,000	—
Trading account	561,834	523,834	386,984	617,821	281,244
Investment securities
U.S. Treasury and federal agencies	5,200,489	4,177,783	4,006,968	3,909,493	3,540,641
Obligations of states and political subdivisions	228,949	251,544	266,748	135,585	153,231
Other	2,243,716	2,721,213	3,506,893	3,874,129	5,268,126

Total investment securities	7,673,154	7,150,540	7,780,609	7,919,207	8,961,998
Loans and leases
Commercial, financial, leasing, etc.	15,952,105	13,645,600	13,790,737	14,563,091	13,387,026
Real estate — construction	4,203,324	4,332,618	4,726,570	4,568,368	4,190,068
Real estate — mortgage	28,202,217	22,854,160	21,747,533	19,224,003	19,468,449
Consumer	12,020,229	11,483,564	12,041,617	11,004,275	11,306,719

Total loans and leases	60,377,875	52,315,942	52,306,457	49,359,737	48,352,262
Unearned discount	(281,870)	(325,560)	(369,771)	(359,274)	(330,700)

Loans and leases, net of unearned discount	60,096,005	51,990,382	51,936,686	49,000,463	48,021,562
Allowance for credit losses	(908,290)	(902,941)	(878,022)	(787,904)	(759,439)

Loans and leases, net	59,187,715	51,087,441	51,058,664	48,212,559	47,262,123
Goodwill	3,524,625	3,524,625	3,524,625	3,192,128	3,196,433
Core deposit and other intangible assets	176,394	125,917	182,418	183,496	248,556
Real estate and other assets owned	156,592	220,049	94,604	99,617	40,175
Total assets	77,924,287	68,021,263	68,880,399	65,815,757	64,875,639

Noninterest-bearing deposits	20,017,883	14,557,568	13,794,636	8,856,114	8,131,662
NOW accounts	1,912,226	1,393,349	1,396,471	1,141,308	1,190,161
Savings deposits	31,001,083	26,431,281	23,676,798	19,488,918	15,419,357
Time deposits	6,107,530	5,817,170	7,531,495	9,046,937	10,668,581
Deposits at Cayman Islands office	355,927	1,605,916	1,050,438	4,047,986	5,856,427

Total deposits	59,394,649	49,805,284	47,449,838	42,581,263	41,266,188
Short-term borrowings	782,082	947,432	2,442,582	3,009,735	5,821,897
Long-term borrowings	6,686,226	7,840,151	10,240,016	12,075,149	10,317,945
Total liabilities	68,653,078	59,663,568	61,127,492	59,031,026	58,390,383
Shareholders’ equity	9,271,209	8,357,695	7,752,907	6,784,731	6,485,256

Table 2

SHAREHOLDERS, EMPLOYEES AND OFFICES

Number at Year-End	2011	2010	2009	2008	2007
Shareholders	15,959	12,773	13,207	11,197	11,611
Employees	15,666	13,365	14,226	13,620	13,869
Offices	849	778	832	725	760

Table 3

CONSOLIDATED EARNINGS

	2011	2010	2009	2008	2007
	(In thousands)
Interest income
Loans and leases, including fees	$2,522,567	$2,394,082	$2,326,748	$2,825,587	$3,155,967
Deposits at banks	2,934	88	34	109	300
Federal funds sold	57	42	63	254	857
Resell agreements	132	404	66	1,817	22,978
Trading account	1,198	615	534	1,469	744
Investment securities
Fully taxable	256,057	324,695	389,268	438,409	352,628
Exempt from federal taxes	9,142	9,869	8,484	9,946	11,339

Total interest income	2,792,087	2,729,795	2,725,197	3,277,591	3,544,813

Interest expense
NOW accounts	1,145	850	1,122	2,894	4,638
Savings deposits	84,314	85,226	112,550	248,083	250,313
Time deposits	71,014	100,241	206,220	330,389	496,378
Deposits at Cayman Islands office	962	1,368	2,391	84,483	207,990
Short-term borrowings	1,030	3,006	7,129	142,627	274,079
Long-term borrowings	243,866	271,578	340,037	529,319	461,178

Total interest expense	402,331	462,269	669,449	1,337,795	1,694,576

Net interest income	2,389,756	2,267,526	2,055,748	1,939,796	1,850,237
Provision for credit losses	270,000	368,000	604,000	412,000	192,000

Net interest income after provision for credit losses	2,119,756	1,899,526	1,451,748	1,527,796	1,658,237

Other income
Mortgage banking revenues	166,021	184,625	207,561	156,012	111,893
Service charges on deposit accounts	455,095	478,133	469,195	430,532	409,462
Trust income	332,385	122,613	128,568	156,149	152,636
Brokerage services income	56,470	49,669	57,611	64,186	59,533
Trading account and foreign exchange gains	27,224	27,286	23,125	17,630	30,271
Gain on bank investment securities	150,187	2,770	1,165	34,471	1,204
Total other-than-temporary impairment (“OTTI”) losses	(72,915)	(115,947)	(264,363)	(182,222)	(127,300)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	(4,120)	29,666	126,066	—	—

Net OTTI losses recognized in earnings	(77,035)	(86,281)	(138,297)	(182,222)	(127,300)
Equity in earnings of Bayview Lending Group LLC	(24,231)	(25,768)	(25,898)	(37,453)	8,935
Other revenues from operations	496,796	355,053	325,076	299,674	286,355

Total other income	1,582,912	1,108,100	1,048,106	938,979	932,989

Other expense
Salaries and employee benefits	1,203,993	999,709	1,001,873	957,086	908,315
Equipment and net occupancy	249,514	216,064	211,391	188,845	169,050
Printing, postage and supplies	40,917	33,847	38,216	35,860	35,765
Amortization of core deposit and other intangible assets	61,617	58,103	64,255	66,646	66,486
FDIC assessments	100,230	79,324	96,519	6,689	4,203
Other costs of operations	821,797	527,790	568,309	471,870	443,870

Total other expense	2,478,068	1,914,837	1,980,563	1,726,996	1,627,689

Income before income taxes	1,224,600	1,092,789	519,291	739,779	963,537
Income taxes	365,121	356,628	139,400	183,892	309,278

Net income	$859,479	$736,161	$379,891	$555,887	$654,259

Dividends declared
Common	$350,196	$335,502	$326,617	$308,501	$281,900
Preferred	48,203	40,225	31,946	—	—

Table 4

COMMON SHAREHOLDER DATA

	2011	2010	2009	2008	2007
Per share
Net income
Basic	$6.37	$5.72	$2.90	$5.04	$6.05
Diluted	6.35	5.69	2.89	5.01	5.95
Cash dividends declared	2.80	2.80	2.80	2.80	2.60
Common shareholders’ equity at year-end	66.82	63.54	59.31	56.29	58.99
Tangible common shareholders’ equity at year-end	37.79	33.26	28.27	25.94	27.98
Dividend payout ratio	44.15%	48.98%	97.36%	55.62%	43.12%

Table 5

CHANGES IN INTEREST INCOME AND EXPENSE(a)

	2011 Compared with 2010			2010 Compared with 2009
	Total Change	Resulting from Changes in:		Total Change	Resulting from Changes in:
		Volume	Rate		Volume	Rate
	(Increase (decrease) in thousands)
Interest income
Loans and leases, including fees	$130,831	221,381	(90,550)	$68,687	16,046	52,641
Deposits at banks	2,846	2,444	402	54	42	12
Federal funds sold and agreements to resell securities	(257)	(76)	(181)	317	348	(31)
Trading account	622	4	618	149	56	93
Investment securities
U.S. Treasury and federal agencies	(36,338)	(12,927)	(23,411)	9,514	30,242	(20,728)
Obligations of states and political subdivisions	(1,403)	(1,244)	(159)	1,964	2,584	(620)
Other	(32,156)	(23,759)	(8,397)	(73,893)	(47,671)	(26,222)

Total interest income	$64,145			$6,792

Interest expense
Interest-bearing deposits
NOW accounts	$295	230	65	$(272)	119	(391)
Savings deposits	(912)	13,025	(13,937)	(27,324)	14,209	(41,533)
Time deposits	(29,227)	(1,558)	(27,669)	(105,979)	(44,066)	(61,913)
Deposits at Cayman Islands office	(406)	(228)	(178)	(1,023)	(1,023)	—
Short-term borrowings	(1,976)	(1,361)	(615)	(4,123)	(2,151)	(1,972)
Long-term borrowings	(27,712)	(72,152)	44,440	(68,459)	(56,729)	(11,730)

Total interest expense	$(59,938)			$(207,180)

(a)	Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 1A.	Risk Factors.

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

Credit Risk — Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, in general, and, due to the size of the Company’s real estate loan portfolio and mortgage-related investment securities portfolio, real estate valuations, in particular. Other factors that can influence the Company’s credit loss experience, in addition to general economic conditions and borrowers’ specific abilities to repay loans, include: (i) the impact of declining real estate values in the Company’s portfolio of loans to residential real estate builders and developers; (ii) the repayment performance associated with the Company’s portfolio of residential mortgage loans and residential and other mortgage loans supporting mortgage-related securities; (iii) the concentrations of commercial real estate loans in the Company’s loan portfolio; (iv) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; and (v) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than many other loan types. Considerable concerns exist about economic conditions in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment; the impact of economic conditions on businesses’ operations and abilities to repay loans in light of continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued uncertainty about possible responses to state and local government budget deficits.

Numerous factors can affect the Company’s credit loss experience. To help manage credit risk, the Company maintains a detailed credit policy and utilizes various committees that include members of senior management to approve significant extensions of credit. The Company also maintains a credit review department that regularly reviews the Company’s loan and lease portfolios to ensure compliance with established credit policy. The Company utilizes a loan grading system which is applied to all commercial and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Loan officers with the support of loan review personnel in different geographic locations are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective geographic regions. On a quarterly basis, the Company’s centralized loan review department reviews all larger balance criticized commercial and commercial real estate loans to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. The collectibility of other loans is generally evaluated collectively by loan type after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects the losses inherent in the loan and lease portfolio. In addition, the Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” Any declines in value below amortized cost that are deemed to be “other than temporary” are charged to earnings.

Economic Risk — The U.S. economy experienced weak economic conditions during the last several years. Those conditions contributed to risk as follows:

—

The significant downturn in the residential real estate market that began in 2007 continued through the 2011 year-end. The impact of that downturn has resulted in depressed home prices, higher than historical levels of foreclosures and loan charge-offs, and lower market prices on investment securities backed by residential real estate. Those factors have negatively impacted M&T’s results of operations and could continue to do so.

—

Lower demand for the Company’s products and services and lower revenues and earnings could result from ongoing weak economic conditions. Those conditions could also result in higher loan charge-offs due to the inability of borrowers to repay loans.

—	Lower fee income from the Company’s brokerage and trust businesses could result from significant declines in stock market prices.
—	Lower earnings could result from other-than-temporary impairment charges related to the Company’s investment securities portfolio.
—	Higher FDIC assessments could be imposed on the Company due to bank failures that have caused the FDIC Deposit Insurance Fund to fall below minimum required levels.
—	There is no assurance that the Emergency Economic Stabilization Act of 2008 or the American Recovery and Reinvestment Act of 2009 will improve the condition of the financial markets.

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

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 300,000 rentable square feet of space, is owned in fee by M&T Bank and was completed in 1967. M&T, M&T Bank and their subsidiaries occupy approximately 98% of the building and the remainder is leased to non-affiliated tenants. At December 31, 2011, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $9.7 million.

In September 1992, M&T Bank acquired an additional facility in Buffalo, New York with approximately 395,000 rentable square feet of space. Approximately 89% of this facility, known as M&T Center, is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 2011, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $9.7 million.

M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 225,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $19.9 million at December 31, 2011.

M&T Bank also owns a facility in Syracuse, New York with approximately 160,000 rentable square feet of space. Approximately 48% of this facility is occupied by M&T Bank. At December 31, 2011, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $5.1 million.

M&T Bank also owns facilities in Harrisburg, Pennsylvania and Millsboro, Delaware with approximately 215,000 and 325,000 rentable square feet of space, respectively. M&T Bank occupies approximately 34% and 85% of these respective facilities. At December 31, 2011, the cost of these buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $11.6 million and $7.0 million, respectively.

The Company obtained facilities in connection with the Wilmington Trust acquisition in Wilmington, Delaware, with approximately 355,000 (known as Wilmington Trust Center) and 295,000 (known as Wilmington Trust Plaza) rentable square feet of space, respectively. The Company occupies approximately 50% of each of these respective facilities. At December 31, 2011, the cost of these buildings, net of accumulated depreciation, was $40.5 million and $14.3 million, respectively.

No other properties owned by the Company have more than 100,000 square feet of space. The cost, net of accumulated depreciation and amortization, of the Company’s premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” Of the 776 domestic banking offices of the Registrant’s subsidiary banks at December 31, 2011, 313 are owned in fee and 463 are leased.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

Information concerning the Registrant’s executive officers is presented below as of February 23, 2012. The year the officer was first appointed to the indicated position with the Registrant or its subsidiaries is shown parenthetically. In the case of each entity noted below, officers’ terms run until the first meeting of the board of directors after such entity’s annual meeting, which in the case of the Registrant takes place immediately following the Annual Meeting of Shareholders, and until their successors are elected and qualified.

Robert G. Wilmers, age 77, is chief executive officer (2007), chairman of the board (2000) and a director (1982) of the Registrant. From April 1998 until July 2000, he served as president and chief executive officer of the Registrant and from July 2000 until June 2005 he served as chairman, president (1988) and chief executive officer (1983) of the Registrant. He is chief executive officer (2007), chairman of the board (2005) and a director (1982) of M&T Bank, and previously served as chairman of the board of M&T Bank from March 1983 until July 2003 and as president of M&T Bank from March 1984 until June 1996.

Michael P. Pinto, age 56, is a vice chairman (2007) and a director (2003) of the Registrant. Previously, he was an executive vice president of the Registrant (1997). He is a vice chairman and a director (2003) of M&T Bank and is the chairman and chief executive officer of M&T Bank’s Mid-Atlantic Division (2005). Prior to April 2005, Mr. Pinto was the chief financial officer of the Registrant (1997) and M&T Bank (1996), and he oversaw the Company’s Finance Division, Technology and Banking Operations Division, Corporate Services Group, Treasury Division and General Counsel’s Office. He is an executive vice president (1996) and a director (1998) of Wilmington Trust, N.A., and a director (2011) of Wilmington Trust Company. Mr. Pinto is chairman of the board and a director of Wilmington Trust Investment Advisors (2006).

Mark J. Czarnecki, age 56, is president and a director (2007) of the Registrant and president and a director (2007) of M&T Bank. Previously, he was an executive vice president of the Registrant (1999) and M&T Bank (1997) and was responsible for the M&T Investment Group and the Company’s Retail Banking network. Mr. Czarnecki is a director (1999) of M&T Securities, chairman of the board, president and chief executive officer (2007) and a director (2005) of Wilmington Trust, N.A., and a director (2011) of Wilmington Trust Company.

Robert J. Bojdak, age 56, is an executive vice president and chief credit officer (2004) of the Registrant and M&T Bank, and is responsible for managing the Company’s enterprise-wide risk including credit, operational, compliance and investment risk. From April 2002 to April 2004, Mr. Bojdak served as senior vice president and credit deputy for M&T Bank. Previous to joining M&T Bank in 2002, Mr. Bojdak served in several senior management positions at KeyCorp., most recently as executive vice president and regional credit executive. He is an executive vice president and a director of Wilmington Trust, N.A. (2004), and a director (2011) of Wilmington Trust Company.

Stephen J. Braunscheidel, age 55, is an executive vice president (2004) of the Registrant and M&T Bank, and is in charge of the Company’s Human Resources Division. Previously, he was a senior vice president in the M&T Investment Group, where he managed the Private Client Services and Employee Benefits departments. Mr. Braunscheidel has held a number of management positions with M&T Bank since 1978.

Atwood Collins, III, age 65, is an executive vice president of the Registrant (1997) and M&T Bank (1996), and is the president and chief operating officer of M&T Bank’s Mid-Atlantic Division. Mr. Collins is a trustee of M&T Real Estate (1995) and a director of M&T Securities (2008).

William J. Farrell, II, age 54, is an executive vice president of the Registrant and M&T Bank (2011), and is responsible for M&T’s Wealth and Institutional Services Division, which includes Wealth Advisory Services, Corporate Client Services, Asset Management, M&T Securities and M&T Insurance Agency. Mr. Farrell joined the Company through the Wilmington Trust acquisition. He joined Wilmington Trust in 1976 and held a number of senior management positions, most recently as executive vice president and head of the Corporate Client Services business. Mr. Farrell is an executive vice president of Wilmington Trust, N.A. (2011), and an executive vice president (2002) of Wilmington Trust Company.

Richard S. Gold, age 51, is an executive vice president of the Registrant (2007) and M&T Bank (2006) and is responsible for managing the Company’s Residential Mortgage, Consumer Lending and Business Banking Divisions. Mr. Gold served as senior vice president of M&T Bank from 2000 to 2006, most recently responsible for the Retail Banking Division, including M&T Securities. Mr. Gold is an executive vice president of Wilmington Trust, N.A. (2006).

Brian E. Hickey, age 59, is an executive vice president of the Registrant (1997) and M&T Bank (1996). He is a member of the Directors Advisory Council (1994) of the Rochester Division of M&T Bank. Mr. Hickey is responsible for managing all of the non-retail segments in Upstate and Western New York and in the Northern and Central/Western Pennsylvania regions. Mr. Hickey is also responsible for M&T Bank’s Middle Market segment and the Auto Floor Plan lending business.

René F. Jones, age 47, is an executive vice president (2006) and chief financial officer (2005) of the Registrant and M&T Bank. Previously, Mr. Jones was a senior vice president in charge of the Financial Performance Measurement department within M&T Bank’s Finance Division. Mr. Jones has held a number of management positions within M&T Bank’s Finance Division since 1992. Mr. Jones is an executive vice president and chief financial officer (2005) and a director (2007) of Wilmington Trust, N.A., and he is chairman of the board, president (2009) and a trustee (2005) of M&T Real Estate. He is a director of M&T Insurance Agency (2007) and M&T Securities (2005). Mr. Jones is a director (2011) of Wilmington Trust Company.

Darren J. King, age 42, is an executive vice president of the Registrant (2010) and M&T Bank (2009), and is in charge of the Retail Banking Division. Mr. King previously served as senior vice president of M&T Bank, most recently responsible for the Business Banking Division, and has held a number of management positions within M&T Bank since 2000. Mr. King is an executive vice president of Wilmington Trust, N.A. (2009).

Kevin J. Pearson, age 50, is an executive vice president (2002) of the Registrant and M&T Bank. He is a member of the Directors Advisory Council (2006) of the New York City/Long Island Division of M&T Bank. Mr. Pearson is responsible for managing all of the non-retail segments in the New York metropolitan area and Philadelphia markets of M&T Bank, as well as the Company’s commercial real estate business, Commercial Marketing and Treasury Management. He is an executive vice president of M&T Real Estate (2003), chairman of the board (2009) and a director (2003) of M&T Realty Capital, an executive vice president and a director of Wilmington Trust, N.A. (2008) and a director (2011) of Wilmington Trust Company. Mr. Pearson served as senior vice president of M&T Bank from 2000 to 2002.

Michele D. Trolli, age 50, is an executive vice president and chief information officer of the Registrant and M&T Bank (2005). She is in charge of the Company’s Technology/Banking Operations Division, which encompasses Technology, Alternative Banking, Central and Lending Operations, Corporate Services and Global Sourcing. Ms. Trolli served as senior director, global systems support, with Franklin Resources, Inc., a worldwide investment management company, from May 2000 through December 2004.

D. Scott N. Warman, age 46, is an executive vice president (2009) and treasurer (2008) of the Registrant and M&T Bank. He is responsible for managing the Company’s Treasury Division. Mr. Warman previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank since 1995. He is an executive vice president and treasurer of Wilmington Trust, N.A. (2008), a trustee of M&T Real Estate (2009) and a director of M&T Securities (2008).

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

During the fourth quarter of 2011, M&T did not issue any shares of its common stock that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to shares of common stock that may be issued under M&T Bank Corporation’s existing equity compensation plans. M&T Bank Corporation’s existing equity compensation plans include the M&T Bank Corporation 1983 Stock Option

Plan, the 2001 Stock Option Plan, the 2005 Incentive Compensation Plan, which replaced the 2001 Stock Option Plan, the 2009 Equity Incentive Compensation Plan, and the M&T Bank Corporation Employee Stock Purchase Plan, each of which has been previously approved by shareholders, and the M&T Bank Corporation 2008 Directors’ Stock Plan and the M&T Bank Corporation Deferred Bonus Plan, each of which did not require shareholder approval.

The table does not include information with respect to shares of common stock subject to outstanding options and rights assumed by M&T Bank Corporation in connection with mergers and acquisitions of the companies that originally granted those options and rights. Footnote (1) to the table sets forth the total number of shares of common stock issuable upon the exercise of such assumed options and rights as of December 31, 2011, and their weighted-average exercise price.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Rights	Weighted-Average Exercise Price of Outstanding Options or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
	(A)	(B)	(C)
Equity compensation plans approved by security holders:
2001 Stock Option Plan	4,133,425	$89.12	—
2005 Incentive Compensation Plan	5,437,289	102.80	2,914,212
2009 Equity Incentive Compensation Plan	3,486	74.11	2,705,420
Employee Stock Purchase Plan	164,821	66.93	266,293
Equity compensation plans not approved by security holders:
2008 Directors’ Stock Plan	4,881	76.34	30,095
Deferred Bonus Plan	48,136	61.95	—

Total	9,792,038	$96.20	5,916,020

(1)	As of December 31, 2011, a total of 285,832 shares of M&T Bank Corporation common stock were issuable upon exercise of outstanding options or rights assumed by M&T Bank Corporation in connection with merger and acquisition transactions. The weighted-average exercise price of those outstanding options or rights is $145.46 per common share.

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

Performance Graph

The following graph contains a comparison of the cumulative shareholder return on M&T common stock against the cumulative total returns of the KBW Bank Index, compiled by Keefe, Bruyette & Woods, Inc., and the S&P 500 Index, compiled by Standard & Poor’s Corporation, for the five-year period beginning on December 31, 2006 and ending on December 31, 2011. The KBW Bank Index is a market capitalization index consisting of 24 leading national money-center banks and regional institutions.

Shareholder Value at Year End*

	2006	2007	2008	2009	2010	2011
M&T Bank Corporation	100	68	50	62	83	75
KBW Bank Index	100	79	46	48	54	40
S&P 500 Index	100	105	66	84	97	99

*	Assumes a $100 investment on December 31, 2006 and reinvestment of all dividends.

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

Issuer Purchases of Equity Securities

In February 2007, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. M&T did not repurchase any shares pursuant to such plan during 2011.

During the fourth quarter of 2011 M&T purchased shares of its common stock as follows:

Period	(a)Total Number of Shares (or Units) Purchased(1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
October 1 - October 31, 2011	—	$—	—	2,181,500
November 1 - November 30, 2011	—	—	—	2,181,500
December 1 - December 31, 2011	739	76.89	—	2,181,500

Total	739	$76.89	—

(1)	The total number of shares purchased during the periods indicated reflects shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.
(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

Item 6.	Selected Financial Data.

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Profile and Significant Developments

M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York with consolidated assets of $77.9 billion at December 31, 2011. The consolidated financial information presented herein reflects M&T and all of its subsidiaries, which are referred to collectively as “the Company.” M&T’s wholly owned bank subsidiaries are M&T Bank and Wilmington Trust, National Association (“Wilmington Trust, N.A.”).

M&T Bank, with total assets of $76.9 billion at December 31, 2011, is a New York-chartered commercial bank with 774 domestic banking offices in New York State, Pennsylvania, Maryland, Delaware, Virginia, West Virginia, and the District of Columbia, a full-service commercial banking office in Ontario, Canada, and an office in the Cayman Islands. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in their markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, Virginia, Delaware and Washington, D.C., and on small and medium size businesses based in those areas, although loans are originated through lending offices in other states and in Ontario, Canada. Certain lending activities are also conducted in other states through various subsidiaries. M&T Bank’s subsidiaries include: M&T Real Estate Trust, a commercial mortgage lender; M&T Realty Capital Corporation, a multifamily commercial mortgage lender; M&T Securities, Inc., which provides brokerage, investment advisory and insurance services; Wilmington Trust Company, a non-depository trust company; Wilmington Trust Investment Advisors, Inc., which serves as investment advisor to the MTB Group of Funds, a family of proprietary mutual funds, and other funds and institutional clients; and M&T Insurance Agency, Inc., an insurance agency.

Wilmington Trust, N.A., with total assets of $1.1 billion at December 31, 2011, is a national bank with offices in Wilmington, Delaware and Oakfield, New York. Wilmington Trust, N.A., formerly known as M&T Bank, National Association, offers selected deposit and loan products on a nationwide basis, largely through telephone, Internet and direct mail marketing techniques. Wilmington Trust, N.A. and its subsidiaries offer various trust and wealth management services.

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

The Wilmington Trust transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Assets acquired totaled approximately $10.8 billion, including $6.4 billion of loans and leases (including approximately $3.2 billion of commercial real estate loans, $1.4 billion of commercial loans and leases, $680 million of residential real estate loans and $1.1 billion of consumer loans). Liabilities assumed aggregated $10.0 billion, including $8.9 billion of deposits. The common stock issued in the transaction added $406 million to M&T’s common shareholders’ equity. Immediately prior to the closing of the Wilmington Trust transaction, M&T redeemed the $330 million of preferred stock issued by Wilmington Trust as part of the Troubled Asset Relief Program – Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). In connection with the acquisition, the Company recorded $112 million of core deposit and other intangible assets. The core deposit and other intangible assets are generally being amortized over periods of 5 to 7 years using an accelerated method. There was no goodwill recorded as a result of the transaction, however, in accordance with generally accepted accounting principles (“GAAP”), a non-taxable gain of $65 million was realized, which represented the excess of the fair value of assets acquired less liabilities assumed over consideration exchanged. The acquisition of Wilmington Trust added to M&T’s market-leading position in the Mid-Atlantic region by giving M&T a leading deposit market share in Delaware.

On November 5, 2010, M&T Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits, except certain brokered deposits, and acquire certain assets of K Bank, based in Randallstown, Maryland. As part of the transaction, M&T Bank entered into a loss-share arrangement with the FDIC whereby M&T Bank will be reimbursed by the FDIC for most losses it incurs on the acquired loan portfolio. The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair value on the acquisition date. Assets acquired in the transaction totaled approximately $556 million, including $154 million of loans and $186 million in cash, and liabilities assumed aggregated $528 million, including $491 million of deposits. There was no goodwill or other intangible assets recorded in connection with this transaction, however, in accordance with GAAP, M&T Bank recorded an after-tax gain on the transaction of $17 million ($28 million before taxes). The gain reflects the amount of financial support and indemnification against loan losses that M&T Bank obtained from the FDIC. The operations obtained in the K Bank acquisition transaction did not have a material impact on the Company’s consolidated financial position or results of operations.

On August 28, 2009, M&T Bank entered into a purchase and assumption agreement with the FDIC to assume all of the deposits and acquire certain assets of Bradford Bank (“Bradford”), based in Baltimore, Maryland. As part of the transaction, M&T Bank entered into a loss-share arrangement with the FDIC whereby M&T Bank will be reimbursed by the FDIC for most losses it incurs on the acquired loan portfolio. The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair value on the acquisition date. Assets acquired in the transaction totaled approximately $469 million, including $302 million of loans, and liabilities assumed aggregated $440 million, including $361 million of deposits. There was no goodwill or other intangible assets recorded in connection with this transaction, however, in accordance with GAAP, M&T Bank recorded an after-tax gain on the transaction of $18 million ($29 million before taxes). The gain reflects the amount of financial support and indemnification against loan losses that M&T Bank obtained from the FDIC. The operations obtained in the Bradford transaction did not have a material impact on the Company’s consolidated financial position or results of operations.

On May 23, 2009, M&T acquired all of the outstanding common stock of Provident Bankshares Corporation (“Provident”), a bank holding company based in Baltimore, Maryland, in a stock-for-stock transaction. Provident Bank, Provident’s banking subsidiary, was merged into M&T Bank on that date. The results of operations acquired in the Provident transaction have been included in the Company’s financial results since May 23, 2009. Provident common shareholders received .171625 shares of M&T common stock in exchange for each share of Provident common stock, resulting in M&T issuing a total of 5,838,308 common shares with an acquisition date fair value of $273 million. In addition, based on the merger agreement, outstanding and unexercised options to purchase Provident common stock were converted into options to purchase the common stock of M&T. Those options had an estimated fair value of approximately $1 million. In total, the purchase price was approximately $274 million based on the fair value on the acquisition date of M&T common stock exchanged and the options to purchase M&T common stock. Holders of Provident’s preferred stock were issued shares of new Series B and Series C Preferred Stock of M&T having substantially identical terms. That preferred stock and warrants to purchase common stock associated with the Series C Preferred Stock added $162 million to M&T’s shareholders’ equity. The Series B Preferred Stock had a preference value of $27 million and paid non-cumulative dividends at a rate of 10%. In accordance with their terms, on April 1, 2011, the 26,500 shares of the Series B Preferred Stock converted into 433,144 shares of M&T common stock. The Series C Preferred Stock has a preference value of $152 million, pays cumulative dividends at a rate of 5% through November 2013 and 9% thereafter, and is held by the U.S. Treasury under the Troubled Asset Relief Program — Capital Purchase Program.

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

Net acquisition and integration-related gains and expenses (included herein as merger-related expenses) associated with the Wilmington Trust acquisition and, to a much lesser extent, with the November 2010 K Bank acquisition transaction incurred during 2011 totaled to a net gain of $13 million after tax-effect, or $.10 of diluted earnings per common share. Reflected in that amount are the $65 million non-taxable gain ($.52 of diluted earnings per common share) on the Wilmington Trust acquisition and $84 million of expenses ($52 million after tax-effect, or $.42 of diluted earnings per common share) associated with the Wilmington Trust and K Bank transactions. Net merger-related expenses incurred during 2010 totaled to a net gain of $27 million ($16 million after tax-effect, or $.14 of diluted earnings per common share). Reflected in that amount are the $28 million gain ($17 million after tax-effect, or $.14 of diluted earnings per common share) on the K Bank transaction and $771 thousand ($469 thousand after tax-effect) of expenses. Net merger-related expenses associated with the Bradford and Provident acquisition transactions incurred during 2009 totaled $60 million ($36 million after tax-effect, or $.31 of diluted earnings per common share). Reflected in that amount are the $29 million ($18 million after tax-effect, or $.15 of diluted earnings per common share) gain on the Bradford transaction and $89 million ($54 million after tax-effect, or $.46 of diluted earnings per common share) of expenses associated with the Provident and Bradford transactions. The expenses in 2011, 2010 and 2009 related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. These expenses consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to customers; severance for former employees; incentive compensation costs; travel costs; and printing, supplies and other costs of completing the transaction and commencing operations in new markets and offices.

The condition of the domestic and global economy over the last several years has significantly impacted the financial services industry as a whole, and specifically, the financial results of the Company. In particular, high unemployment levels and significantly depressed residential real estate valuations have led to increased loan charge-offs experienced by financial institutions throughout that time period. Since the official end of the recession in the United States sometime in the latter half of 2009, the recovery of the economy has been very slow. The Company has experienced loan charge-offs at higher than historical levels since 2008. In addition, many financial institutions have continued to experience unrealized losses related to investment securities backed by residential and commercial real estate due to a lack of liquidity in the financial markets and anticipated credit losses. Many financial institutions, including the Company, have taken charges for those unrealized losses that were deemed to be other than temporary. Also negatively impacting the financial results of financial institutions during 2011, including the Company, has been a series of new regulations, resulting in higher assessments by the FDIC and lower fee income.

Pursuant to its capital plan, M&T undertook the following actions during the second quarter of 2011:

—	Redeemed $370 million of its Series A Preferred Stock issued pursuant to the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Treasury; and
—	Issued $500 million of perpetual 6.875% non-cumulative preferred stock in order to supplement Tier 1 Capital.

Several other noteworthy items are reflected in 2011’s financial results, as follows:

—

A $79 million other-than-temporary impairment charge was recorded during the fourth quarter related to M&T’s 20% investment in Bayview Lending Group LLC (“BLG”). While Bayview’s asset management operations continue to grow and its business of managing capital in the distressed real estate market is performing well, the small-balance commercial real estate securitization market that BLG previously operated in continues to be stagnant. Reflecting those conditions, management increased its estimate of the time frame over which M&T could reasonably anticipate recovery of the previously recorded investment amount and, as a result, concluded that the investment was other-than-temporarily impaired. That investment was written-down to its estimated fair value of $115 million. The impairment charge was recorded in “other costs of operations.”

—

During December 2011, M&T received $55 million of cash resulting from the full settlement of a lawsuit initiated by M&T in 2008 against Deutsche Bank Securities, Inc. and several other parties. M&T sought damages arising from a 2007 investment in collateralized debt obligations (“CDOs”) and alleged that the quality of the investment was not as represented. That $55 million is included in “other revenues from operations.”

—

The Company made a $30 million tax-deductible cash contribution in the fourth quarter to The M&T Charitable Foundation, a private charitable foundation that has supported thousands of not-for-profit organizations to improve the quality of life throughout the communities M&T serves.

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

The Dodd-Frank Act broadens the base for FDIC insurance assessments. Beginning in the second quarter of 2011, assessments are based on average consolidated total assets less average Tier 1 capital and certain allowable deductions of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

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

In addition, the Dodd-Frank Act, among other things:

—	Weakens the federal preemption rules that have been applicable for national banks and gives state attorneys general the ability to enforce federal consumer protection laws;
—	Amends the Electronic Fund Transfer Act (“EFTA”) which has resulted in, among other things, the Federal Reserve Board issuing rules aimed at limiting debit-card interchange fees;
—

Applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies which, among other things, will, after a three-year phase-in period which begins January 1, 2013, remove trust preferred securities as a permitted component of a holding company’s Tier 1 capital;

—

Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more and increases the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35%;

—

Imposes comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself;

—	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
—

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

—

Creates the Financial Stability Oversight Council, which will recommend to the Federal Reserve Board increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations, the full extent of which cannot now be foreseen. Many aspects of the Dodd-Frank Act still remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on M&T, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees directly impact the net income of financial institutions. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of M&T and M&T Bank could require M&T and M&T Bank to further seek other sources of capital in the future. The impact of new rules relating to overdraft fee practices and debit-card interchange fees are discussed herein under the heading “Other Income.”

Critical Accounting Estimates

The Company’s accounting policies conform with GAAP and are described in note 1 of Notes to Financial Statements. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. Some of the more significant areas in which management of the Company applies critical assumptions and estimates include the following:

—

Allowance for credit losses — The allowance for credit losses represents the amount that in management’s judgment appropriately reflects credit losses inherent in the loan and lease portfolio as of the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating losses inherent in the loan and lease portfolio, assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Historical loss trends are also considered, as are economic conditions, industry trends, portfolio trends and borrower-specific financial data. For acquired loans, which are initially recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses, the excess cash flows expected at acquisition over their estimated fair value is recognized as interest income over the remaining lives of the loans. Subsequent decreases in the expected principal cash flows require the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows result first in the recovery of any applicable allowance for credit losses and then in the recognition of additional interest income over the remaining lives of the loans. Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes in those estimates and assumptions, which may result in adjustment of the allowance or, in the case of acquired loans, increases in interest income in future periods. A detailed discussion of facts and circumstances considered by management in determining the allowance for credit losses is included herein under the heading “Provision for Credit Losses” and in note 5 of Notes to Financial Statements.

—

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

—

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

Overview

Net income for the Company during 2011 was $859 million or $6.35 of diluted earnings per common share, up 17% and 12%, respectively, from $736 million or $5.69 of diluted earnings per common share in 2010. Basic earnings per common share increased 11% to $6.37 in 2011 from $5.72 in 2010. Net income in 2009 totaled $380 million, while diluted and basic earnings per common share were $2.89 and $2.90, respectively. The after-tax impact of net merger-related gains and expenses associated with the acquisition transactions previously described totaled to a net gain of $13 million (net expenses of $19 million pre-tax) or $.10 of basic and diluted earnings per common share in 2011, compared with a net gain of $16 million ($27 million pre-tax) or $.14 of basic and diluted earnings per common share in 2010. Net merger-related expenses of $36 million ($60 million pre-tax) or $.31 of basic and diluted earnings per common share were incurred in 2009. Expressed as a rate of return on average assets, net income in 2011 was 1.16%, compared with 1.08% in 2010 and .56% in 2009. The return on average common shareholders’ equity was 9.67% in 2011, 9.30% in 2010 and 5.07% in 2009.

Reflected in the Company’s financial results in 2011 were the operations acquired from Wilmington Trust since the May 16, 2011 acquisition date. The improved performance in 2011 as compared with 2010 was largely attributable to higher net interest income, lower credit costs and gains from the sale of investment securities available for sale.

Taxable-equivalent net interest income increased 5% to $2.42 billion in 2011 from $2.29 billion in 2010. That increase was attributable to higher average earning assets, which rose to $64.7 billion in 2011 from $59.7 billion in 2010. Partially offsetting the higher level of average earning assets was an 11 basis point (hundredths of one percent) narrowing of the net interest margin, or taxable-equivalent net interest income divided by average earning assets, to 3.73% in 2011 from 3.84% in 2010. The higher average earning assets and the decline in the net interest margin were each largely attributable to the May 2011 acquisition of Wilmington Trust. Net interest income recorded on a taxable-equivalent basis rose 10% in 2010 from $2.08 billion in 2009, reflecting a wider net interest margin. Average earning assets during 2010 were little changed from $59.6 billion in 2009.

The provision for credit losses was $270 million in 2011, 27% lower than $368 million in 2010. Net charge-offs also declined, to $265 million in 2011 from $346 million in 2010. Net charge-offs as a percentage of average loans and leases outstanding were .47% in 2011 and .67% in 2010. While the levels of the provision and net charge-offs subsequent to 2007 have been higher than historical levels, the Company experienced some improvement in those credit quality metrics during 2011. Nevertheless, generally depressed real estate valuations and their impact on the Company’s portfolios of residential mortgage loans and loans to residential real estate builders and developers have continued to contribute significantly to the level of loan losses. The provision for credit losses in 2010 was down $236 million or 39% from $604 million in 2009. Net charge-offs in 2010 declined $168 million from $514 million in 2009. Net charge-offs as a percentage of average loans and leases outstanding were 1.01% in 2009. The provision in each year represents the result of management’s analysis of the composition of the loan and lease portfolio and other factors, including concern regarding uncertainty about economic conditions, both nationally and in many of the markets served by the Company, and the impact of such conditions and prospects on the abilities of borrowers to repay loans.

Noninterest income rose 43% to $1.58 billion in 2011 from $1.11 billion in 2010. Gains and losses on bank investment securities totaled to a net gain of $73 million in 2011 and to a net loss of $84 million in 2010. The Company sold investment securities in 2011, predominantly mortgage-backed securities guaranteed by government sponsored entities, resulting in pre-tax gains of $150 million. Such securities were sold in the first half of the year in connection with the Wilmington Trust acquisition in order to manage the Company’s balance sheet composition and resultant capital ratios. Excluding gains and losses from bank investment securities, the aforementioned $55 million CDO litigation settlement in 2011, and merger-related gains of $65 million recorded in 2011 associated with the acquisition of Wilmington Trust and $28 million in 2010 related to the K Bank transaction, noninterest income was $1.39 billion in 2011, compared with $1.16 billion in 2010. The predominant factor in that improvement was higher trust income resulting from the Wilmington Trust transaction. Also contributing to the higher noninterest income were increased revenues from letter of credit and credit-related fees and merchant discount and credit card fees. Partially offsetting those favorable factors were declines in mortgage banking revenues and service charges on deposit accounts. Excluding gains and losses from bank investment securities, the $28 million gain recorded on the K Bank transaction in 2010 and a $29 million gain recorded on the Bradford transaction in 2009, noninterest income was $1.16 billion in each of 2010 and 2009. Declines in revenues related to residential mortgage banking, brokerage services and the Company’s trust business were offset by higher service charges on deposit accounts, credit-related fees and other revenues from operations. Other-than-temporary impairment charges on investment securities were $77 million in 2011, $86 million in 2010 and $138 million in 2009.

Noninterest expense in 2011 totaled $2.48 billion, up 29% from $1.91 billion in 2010. During 2009, noninterest expense totaled $1.98 billion. Included in such amounts are expenses considered by M&T to be “nonoperating” in nature, consisting of amortization of core deposit and other intangible assets of $62 million, $58 million and $64 million in 2011, 2010 and 2009, respectively, and merger-related expenses of $84 million in 2011, $771,000 in 2010 and $89 million in 2009. Exclusive of those nonoperating expenses, noninterest operating expenses aggregated $2.33 billion in 2011, $1.86 billion in 2010 and $1.83 billion in 2009. The rise in such expenses from 2010 to 2011 was largely attributable to the impact of the operations obtained in the Wilmington Trust acquisition, the $79 million other-than-temporary impairment charge related to BLG, the $30 million charitable contribution made in 2011’s fourth quarter and higher FDIC assessments. The increase in noninterest operating expenses from 2009 to 2010 was largely attributable to higher costs for professional services and advertising in 2010, and a $22 million reduction of the allowance for impairment of capitalized residential mortgage servicing rights in 2009. For the year ended December 31, 2010, there was no change to that impairment allowance. Partially offsetting those factors were declines in expenses in 2010 related to foreclosed properties and FDIC assessments.

The efficiency ratio expresses the relationship of operating expenses to revenues. The Company’s efficiency ratio, or noninterest operating expenses (as previously defined) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities and gains on merger transactions), was 60.4% in 2011, compared with 53.7% in 2010 and 56.5% in 2009. Excluding the $79 million impairment charge related to M&T’s investment in BLG, the $55 million litigation settlement and the $30 million charitable contribution in the fourth quarter of 2011, the efficiency ratio for 2011 would have been 58.4%. The calculations of the efficiency ratio are presented in table 2.

Table 1

EARNINGS SUMMARY

Dollars in millions

Increase (Decrease)(a)										Compound Growth Rate 5 Years 2006 to 2011

2010 to 2011		2009 to 2010
Amount	%	Amount	%		2011	2010	2009	2008	2007
$64.1	2	$6.8	—	Interest income(b)	$2,817.9	2,753.8	2,747.0	3,299.5	3,565.6	(3)%
(60.0)	(13)	(207.1)	(31)	Interest expense	402.3	462.3	669.4	1,337.8	1,694.6	(23)

124.1	5	213.9	10	Net interest income(b)	2,415.6	2,291.5	2,077.6	1,961.7	1,871.0	6
(98.0)	(27)	(236.0)	(39)	Less: provision for credit losses	270.0	368.0	604.0	412.0	192.0	28
156.7	—	53.6	—	Gain (loss) on bank investment securities(c)	73.2	(83.5)	(137.1)	(147.8)	(126.1)	—
318.2	27	6.4	1	Other income	1,509.8	1,191.6	1,185.2	1,086.7	1,059.1	8
				Less:
204.3	20	(2.2)	—	Salaries and employee benefits	1,204.0	999.7	1,001.9	957.1	908.3	7
359.0	39	(63.6)	(6)	Other expense	1,274.1	915.1	978.7	769.9	719.3	13

133.7	12	575.7	106	Income before income taxes	1,250.5	1,116.8	541.1	761.6	984.4	—
				Less:
1.9	8	2.2	10	Taxable-equivalent adjustment(b)	25.9	24.0	21.8	21.8	20.8	6
8.5	2	217.2	156	Income taxes	365.1	356.6	139.4	183.9	309.3	(1)

$123.3	17	$356.3	94	Net income	$859.5	736.2	379.9	555.9	654.3	—%

(a)	Changes were calculated from unrounded amounts.

(b)	Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on a composite income tax rate of approximately 39%.

(c)	Includes other-than-temporary impairment losses, if any.

Supplemental Reporting of Non-GAAP Results of Operations

As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.7 billion at each of December 31, 2011, 2010 and 2009. Included in such intangible assets was goodwill of $3.5 billion at each of those dates. Amortization of core deposit and other intangible assets, after tax effect, totaled $38 million, $35 million and $39 million during 2011, 2010 and 2009, respectively.

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

Net operating income totaled $884 million in 2011, up 17% from $755 million in 2010. Diluted net operating earnings per common share in 2011 rose 12% to $6.55 from $5.84 in 2010. Net operating income and diluted net operating earnings per common share were $455 million and $3.54, respectively, during 2009.

Expressed as a rate of return on average tangible assets, net operating income was 1.26% in 2011, compared with 1.17% in 2010 and .71% in 2009. Net operating return on average tangible common equity was 17.96% in 2011, compared with 18.95% and 13.42% in 2010 and 2009, respectively.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in table 2.

Table 2

RECONCILIATION OF GAAP TO NON-GAAP MEASURES

	2011	2010	2009
Income statement data
In thousands, except per share
Net income
Net income	$859,479	$736,161	$379,891
Amortization of core deposit and other intangible assets(a)	37,550	35,265	39,006
Merger-related gain(a)	(64,930)	(16,730)	(17,684)
Merger-related expenses(a)	52,154	469	54,163

Net operating income	$884,253	$755,165	$455,376

Earnings per common share
Diluted earnings per common share	$6.35	$5.69	$2.89
Amortization of core deposit and other intangible assets(a)	.30	.29	.34
Merger-related gain(a)	(.52)	(.14)	(.15)
Merger-related expenses(a)	.42	—	.46

Diluted net operating earnings per common share	$6.55	$5.84	$3.54

Other expense
Other expense	$2,478,068	$1,914,837	$1,980,563
Amortization of core deposit and other intangible assets	(61,617)	(58,103)	(64,255)
Merger-related expenses	(83,687)	(771)	(89,157)

Noninterest operating expense	$2,332,764	$1,855,963	$1,827,151

Merger-related expenses
Salaries and employee benefits	$16,131	$7	$10,030
Equipment and net occupancy	412	44	2,975
Printing, postage and supplies	2,663	74	3,677
Other costs of operations	64,481	646	72,475

Total	$83,687	$771	$89,157

Efficiency ratio
Noninterest operating expense (numerator)	$2,332,764	$1,855,963	$1,827,151

Taxable-equivalent net interest income	2,415,632	2,291,549	2,077,577
Other income	1,582,912	1,108,100	1,048,106
Less: Gain on bank investment securities	150,187	2,770	1,165
Net OTTI losses recognized in earnings	(77,035)	(86,281)	(138,297)
Merger-related gain	64,930	27,539	29,109

Denominator	$3,860,462	$3,455,621	$3,233,706

Efficiency ratio	60.43%	53.71%	56.50%

Balance sheet data
In millions
Average assets
Average assets	$73,977	$68,380	$67,472
Goodwill	(3,525)	(3,525)	(3,393)
Core deposit and other intangible assets	(168)	(153)	(191)
Deferred taxes	43	29	33

Average tangible assets	$70,327	$64,731	$63,921

Average common equity
Average total equity	$9,004	$8,103	$7,282
Preferred stock	(797)	(736)	(666)

Average common equity	8,207	7,367	6,616
Goodwill	(3,525)	(3,525)	(3,393)
Core deposit and other intangible assets	(168)	(153)	(191)
Deferred taxes	43	29	33

Average tangible common equity	$4,557	$3,718	$3,065

At end of year
Total assets
Total assets	$77,924	$68,021	$68,880
Goodwill	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(176)	(126)	(182)
Deferred taxes	51	23	35

Total tangible assets	$74,274	$64,393	$65,208

Total common equity
Total equity	$9,271	$8,358	$7,753
Preferred stock	(865)	(741)	(730)
Undeclared dividends — preferred stock	(3)	(6)	(6)

Common equity, net of undeclared preferred dividends	8,403	7,611	7,017
Goodwill	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(176)	(126)	(182)
Deferred taxes	51	23	35

Total tangible common equity	$4,753	$3,983	$3,345

(a)	After any related tax effect.

Net Interest Income/Lending and Funding Activities

Net interest income expressed on a taxable-equivalent basis totaled $2.42 billion in 2011, 5% higher than $2.29 billion in 2010. That improvement resulted from growth in average earning assets partially offset by a narrowing of the Company’s net interest margin. Average earning assets aggregated $64.7 billion in 2011, up 8% from $59.7 billion in 2010 predominantly the result of earning assets obtained in the acquisition of Wilmington Trust, which at the May 16, 2011 acquisition date totaled approximately $9.6 billion. The net interest margin narrowed 11 basis points from 3.84% in 2010 to 3.73% in 2011, partially attributable to the Wilmington Trust acquisition. Also contributing to that narrowing were significantly higher cash balances on deposit with the Federal Reserve Bank of New York.

Average loans and leases rose 10% to $56.2 billion in 2011 from $51.3 billion in 2010, due predominantly to loans obtained in the acquisition of Wilmington Trust. Loans associated with Wilmington Trust totaled $6.4 billion on the acquisition date, consisting of approximately $1.4 billion of commercial loans and leases, $3.2 billion of commercial real estate loans, $680 million of residential real estate loans and $1.1 billion of consumer loans. Including the impact of the acquired loan balances, commercial loans and leases averaged $14.7 billion in 2011, up $1.6 billion or 12% from $13.1 billion in 2010. Average commercial real estate loans increased 11% to $22.9 billion in 2011 from $20.7 billion in 2010. Residential real estate loans averaged $6.8 billion in 2011, up 18% from $5.7 billion in 2010. In addition to the impact of Wilmington Trust, higher amounts of loans originated to be held in portfolio contributed to that increase. Average consumer loans in 2011 were $11.9 billion, up 1% from $11.7 billion in 2010. Largely offsetting the impact of consumer loans obtained in the Wilmington Trust transaction were declines in average automobile and home equity loans.

Reflecting a 35 basis point widening of the net interest margin, taxable-equivalent net interest income rose 10% to $2.29 billion in 2010 from $2.08 billion in 2009. The Company’s net interest margin increased to 3.84% in 2010 from 3.49% in 2009, predominantly the result of lower interest rates paid on deposits and borrowings. Average earning assets were $59.7 billion in 2010, up slightly from $59.6 billion in 2009. As compared with 2009, a slight increase in average outstanding balances of loans and leases was offset by a decline in average outstanding balances of investment securities.

Average loans and leases of $51.3 billion in 2010 were up 1% from $51.0 billion in 2009. The full-year impact of the loans obtained in the Provident and Bradford acquisition transactions was offset by sluggish borrower demand for commercial loans. Average commercial loans and leases declined 6% to $13.1 billion in 2010 from $13.9 billion in 2009. Commercial real estate loans averaged $20.7 billion in 2010, up 3% from $20.1 billion in 2009. Average residential real estate loans increased 8% to $5.7 billion in 2010 from $5.3 billion in 2009, largely due to the impact of adopting the new accounting rules on January 1, 2010 that required the Company to include in its consolidated financial statements one-to-four family residential mortgage loans that were included in non-recourse securitization transactions using qualified special-purpose trusts. The effect of that consolidation as of January 1, 2010 was to increase residential real estate loans by $424 million, decrease the amortized cost of available-for-sale investment securities by $360 million (fair value of $355 million as of January 1, 2010), and increase borrowings by $65 million. The Company’s consumer loan portfolio averaged $11.7 billion in each of 2010 and 2009.

Table 3

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2011			2010			2009			2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Average balance in millions; interest in thousands)
Assets
Earning assets
Loans and leases, net of unearned discount(a)
Commercial, financial, etc.	$14,655	$564,787	3.85%	$13,092	$521,747	3.99%	13,855	524,609	3.79%	13,802	723,851	5.24%	12,177	871,743	7.16%
Real estate — commercial	22,901	1,051,772	4.59	20,714	974,047	4.70	20,085	894,691	4.45	18,428	1,072,178	5.82	15,748	1,157,156	7.35
Real estate — consumer	6,778	334,421	4.93	5,746	303,262	5.28	5,297	288,474	5.45	5,465	329,574	6.03	6,015	384,101	6.39
Consumer	11,865	592,386	4.99	11,745	613,479	5.22	11,722	636,074	5.43	11,150	716,678	6.43	10,190	757,876	7.44

Total loans and leases, net	56,199	2,543,366	4.53	51,297	2,412,535	4.70	50,959	2,343,848	4.60	48,845	2,842,281	5.82	44,130	3,170,876	7.19

Interest-bearing deposits at banks	1,195	2,934	.25	102	88	.09	50	34	.07	10	109	1.07	9	300	3.36
Federal funds sold and agreements to resell securities	180	189	.11	221	446	.20	52	129	.25	109	2,071	1.91	432	23,835	5.52
Trading account	94	1,411	1.50	94	789	.84	87	640	.74	79	1,546	1.95	62	744	1.20
Investment securities(b)
U.S. Treasury and federal agencies	4,165	155,339	3.73	4,483	191,677	4.28	3,805	182,163	4.79	3,740	181,098	4.84	2,274	100,611	4.42
Obligations of states and political subdivisions	244	13,704	5.61	266	15,107	5.67	221	13,143	5.94	136	9,243	6.79	119	8,619	7.23
Other	2,655	101,020	3.80	3,269	133,176	4.07	4,377	207,069	4.73	5,097	263,104	5.16	4,925	260,661	5.29

Total investment securities	7,064	270,063	3.82	8,018	339,960	4.24	8,403	402,375	4.79	8,973	453,445	5.05	7,318	369,891	5.05

Total earning assets	64,732	2,817,963	4.35	59,732	2,753,818	4.61	59,551	2,747,026	4.61	58,016	3,299,452	5.69	51,951	3,565,646	6.86

Allowance for credit losses	(916)			(906)			(864)			(791)			(677)
Cash and due from banks	1,207			1,099			1,121			1,224			1,271
Other assets	8,954			8,455			7,664			6,683			6,000

Total assets	$73,977			$68,380			67,472			65,132			58,545

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$753	1,145	.15	$601	850	.14	543	1,122	.21	502	2,894	.58	461	4,638	1.01
Savings deposits	30,403	84,314	.28	26,190	85,226	.33	22,832	112,550	.49	18,170	248,083	1.37	14,985	250,313	1.67
Time deposits	6,480	71,014	1.10	6,583	100,241	1.52	8,782	206,220	2.35	9,583	330,389	3.45	10,597	496,378	4.68
Deposits at Cayman Islands office	779	962	.12	953	1,368	.14	1,665	2,391	.14	3,986	84,483	2.12	4,185	207,990	4.97

Total interest-bearing deposits	38,415	157,435	.41	34,327	187,685	.55	33,822	322,283	.95	32,241	665,849	2.07	30,228	959,319	3.17

Short-term borrowings	827	1,030	.12	1,854	3,006	.16	2,911	7,129	.24	6,086	142,627	2.34	5,386	274,079	5.09
Long-term borrowings	6,959	243,866	3.50	9,169	271,578	2.96	11,092	340,037	3.07	11,605	529,319	4.56	8,428	461,178	5.47

Total interest-bearing liabilities	46,201	402,331	.87	45,350	462,269	1.02	47,825	669,449	1.40	49,932	1,337,795	2.68	44,042	1,694,576	3.85

Noninterest-bearing deposits	17,273			13,709			11,054			7,674			7,400
Other liabilities	1,499			1,218			1,311			1,089			856

Total liabilities	64,973			60,277			60,190			58,695			52,298

Shareholders’ equity	9,004			8,103			7,282			6,437			6,247

Total liabilities and shareholders’ equity	$73,977			$68,380			67,472			65,132			58,545

Net interest spread			3.48			3.59			3.21			3.01			3.01
Contribution of interest-free funds			.25			.25			.28			.37			.59

Net interest income/margin on earning assets		$2,415,632	3.73%		$2,291,549	3.84%		2,077,577	3.49%		1,961,657	3.38%		1,871,070	3.60%

(a)	Includes nonaccrual loans.

(b)	Includes available-for-sale investment securities at amortized cost.

Table 4 summarizes average loans and leases outstanding in 2011 and percentage changes in the major components of the portfolio over the past two years.

Table 4

AVERAGE LOANS AND LEASES

(Net of unearned discount)

		Percent Increase (Decrease) from
	2011	2010 to 2011	2009 to 2010
	(In millions)
Commercial, financial, etc.	$14,655	12%	(6)%
Real estate — commercial	22,901	11	3
Real estate — consumer	6,778	18	8
Consumer
Home equity lines	5,940	2	8
Home equity loans	721	(17)	(13)
Automobile	2,731	(3)	(11)
Other	2,473	11	3

Total consumer	11,865	1	—

Total	$56,199	10%	1%

Commercial loans and leases, excluding loans secured by real estate, totaled $15.7 billion at December 31, 2011, representing 26% of total loans and leases. Table 5 presents information on commercial loans and leases as of December 31, 2011 relating to geographic area, size, borrower industry and whether the loans are secured by collateral or unsecured. Of the $15.7 billion of commercial loans and leases outstanding at the end of 2011, approximately $13.5 billion, or 86%, were secured, while 42%, 26% and 21% were granted to businesses in New York State, Pennsylvania and the Mid-Atlantic area (which includes Maryland, Delaware, Virginia, West Virginia and the District of Columbia), respectively. The Company provides financing for leases to commercial customers, primarily for equipment. Commercial leases included in total commercial loans and leases at December 31, 2011 aggregated $1.3 billion, of which 48% were secured by collateral located in New York State, 15% were secured by collateral in the Mid-Atlantic area and another 11% were secured by collateral in Pennsylvania.

Table 5

COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT

(Excludes Loans Secured by Real Estate)

December 31, 2011

	New York	Pennsylvania	Mid-Atlantic	Other	Total	Percent of Total
	(Dollars in millions)
Manufacturing	$1,321	$859	$385	$283	$2,848	18%
Services	887	465	872	267	2,491	16
Automobile dealerships	854	604	261	449	2,168	14
Wholesale	702	406	351	102	1,561	10
Real estate investors	659	139	157	80	1,035	7
Contruction	325	373	214	37	949	6
Financial and insurance	347	231	268	102	948	6
Transportation, communications, utilities	208	278	156	235	877	5
Health services	383	100	248	92	823	5
Public administration	261	187	86	39	573	4
Retail	193	186	79	35	493	3
Agriculture, forestry, fishing, mining, etc.	88	103	36	18	245	1
Other	353	155	203	13	724	5

Total	$6,581	$4,086	$3,316	$1,752	$15,735	100%

Percent of total	42%	26%	21%	11%	100%

Percent of dollars outstanding
Secured	80%	77%	77%	68%	77%
Unsecured	10	19	17	13	14
Leases	10	4	6	19	9

Total	100%	100%	100%	100%	100%

Percent of dollars outstanding by size of loan
Less than $1 million	29%	21%	30%	13%	26%
$1 million to $5 million	25	28	25	30	26
$5 million to $10 million	17	16	15	22	17
$10 million to $20 million	12	19	11	24	15
$20 million to $30 million	8	7	12	5	8
$30 million to $50 million	7	6	3	6	6
Greater than $50 million	2	3	4	—	2

Total	100%	100%	100%	100%	100%

International loans included in commercial loans and leases totaled $122 million and $105 million at December 31, 2011 and 2010, respectively. Included in such loans were $108 million and $61 million, respectively, of loans at M&T Bank’s commercial branch in Ontario, Canada, which opened in the second quarter of 2010. The Company participates in the insurance and guarantee programs of the Export-Import Bank of the United States. These programs provide U.S. government repayment coverage of 90% to 100% on loans supporting foreign borrowers’ purchases of U.S. goods and services and coverage of 90% on loans to U.S. exporters of goods and services to foreign buyers. The loans generally range up to $10 million. The outstanding balances of loans under those programs at December 31, 2011 and 2010 were $9 million and $32 million, respectively.

Loans secured by real estate, including outstanding balances of home equity loans and lines of credit which the Company classifies as consumer loans, represented approximately 65% of the loan and lease portfolio during each of 2011 and 2010, compared with 62% in 2009. At December 31, 2011, the Company held approximately $24.4 billion of commercial real estate loans, $7.9 billion of consumer real estate loans secured by one-to-four family residential properties (including $210 million of loans held for sale) and $6.7 billion of outstanding balances of home equity loans and lines of credit, compared with $21.2 billion, $5.9 billion and $6.6 billion, respectively, at December 31, 2010. Included in total loans and leases were amounts due from builders and developers of residential real estate aggregating $1.6 billion and $1.4 billion at December 31, 2011 and 2010, respectively, of which $1.5 billion and $1.35 billion, respectively, were classified as commercial real estate loans.

Commercial real estate loans originated by the Company include fixed-rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity, in many cases five years after origination. In many cases, for borrowers in good standing the terms of such loans may be extended by the customer for an additional five years at the then current market rate of interest. The Company also originates fixed-rate commercial real estate loans with maturities of greater than five years, generally having original maturity terms of approximately seven to ten years, and adjustable-rate commercial real estate loans. Excluding construction and development loans made to investors, adjustable-rate commercial real estate loans represented approximately 58% of the commercial real estate loan portfolio at the 2011 year-end. Table 6 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2011. New York City metropolitan area commercial real estate loans totaled $7.7 billion at December 31, 2011. The $6.3 billion of investor-owned commercial real estate loans in the New York City metropolitan area were largely secured by multifamily residential properties, retail space, and office space. The Company’s experience has been that office, retail and service-related properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multifamily residential properties. Approximately 49% of the aggregate dollar amount of New York City-area loans were for loans with outstanding balances of $10 million or less, while loans of more than $50 million made up approximately 9% of the total.

Table 6

COMMERCIAL REAL ESTATE LOANS, NET OF UNEARNED DISCOUNT

December 31, 2011

	Metropolitan New York City	Other New York State	Pennsylvania	Mid- Atlantic	Other	Total	Percent of Total
	(Dollars in millions)
Investor-owned
Permanent finance by property type
Retail	$2,067	$481	$384	$952	$487	$4,371	18%
Office	1,060	637	300	574	209	2,780	11
Apartments/Multifamily	1,476	337	178	281	306	2,578	10
Hotel	569	319	224	343	264	1,719	7
Industrial/Warehouse	154	157	165	351	134	961	4
Health facilities	38	147	66	79	38	368	2
Other	248	35	54	73	29	439	2

Total permanent	5,612	2,113	1,371	2,653	1,467	13,216	54%

Construction/Development
Commercial
Construction	359	238	268	783	126	1,774	8%
Land/Land development	179	23	74	227	12	515	2
Residential builder and developer
Construction	104	13	98	226	102	543	2
Land/Land development	49	22	182	650	62	965	4

Total construction/development	691	296	622	1,886	302	3,797	16%

Total investor-owned	6,303	2,409	1,993	4,539	1,769	17,013	70%

Owner-occupied by industry(a)
Health services	587	412	211	392	314	1,916	8%
Other services	206	308	246	586	4	1,350	6
Retail	117	181	204	261	68	831	3
Manufacturing	100	212	191	135	27	665	3
Real estate investors	103	134	117	176	81	611	2
Automobile dealerships	79	138	164	122	75	578	2
Wholesale	47	55	152	168	41	463	2
Other	131	197	241	386	29	984	4

Total owner-occupied	1,370	1,637	1,526	2,226	639	7,398	30%

Total commercial real estate	$7,673	$4,046	$3,519	$6,765	$2,408	$24,411	100%

Percent of total	31%	17%	14%	28%	10%	100%

Percent of dollars outstanding by size of loan
Less than $1 million	6%	26%	23%	19%	7%	15%
$1 million to $5 million	25	41	36	37	19	32
$5 million to $10 million	18	16	16	18	15	17
$10 million to $30 million	31	14	22	19	24	23
$30 million to $50 million	11	3	3	5	11	7
$50 million to $100 million	8	—	—	2	17	5
Greater than $100 million	1	—	—	—	7	1

Total	100%	100%	100%	100%	100%	100%

(a)	Includes $354 million of construction loans.

Commercial real estate loans secured by properties located in other parts of New York State, Pennsylvania and the Mid-Atlantic area tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business (owner-occupied). Approximately 83% of the aggregate dollar amount of commercial real estate loans in New York State secured by properties located outside of the metropolitan New York City area were for loans with outstanding balances of $10 million or less. Of the outstanding balances of commercial real estate loans in Pennsylvania and the Mid-Atlantic area, approximately 75% and 74%, respectively, were for loans with outstanding balances of $10 million or less.

Commercial real estate loans secured by properties located outside of Pennsylvania, the Mid-Atlantic area, New York State and areas of states neighboring New York considered to be part of the New York City metropolitan area, comprised 10% of total commercial real estate loans as of December 31, 2011.

Commercial real estate construction and development loans made to investors presented in table 6 totaled $3.8 billion at December 31, 2011, or 6% of total loans and leases. Approximately 95% of those construction loans had adjustable interest rates. Included in such loans at the 2011 year-end were $1.5 billion of loans to developers of residential real estate properties. Information about the credit performance of the Company’s loans to builders and developers of residential real estate properties is included herein under the heading “Provision For Credit Losses.” The remainder of the commercial real estate construction loan portfolio was comprised of loans made for various purposes, including the construction of office buildings, multifamily residential housing, retail space and other commercial development.

M&T Realty Capital Corporation, a commercial real estate lending subsidiary of M&T Bank, participates in the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, pursuant to which commercial real estate loans are originated in accordance with terms and conditions specified by Fannie Mae and sold. Under this program, loans are sold with partial credit recourse to M&T Realty Capital Corporation. The amount of recourse is generally limited to one-third of any credit loss incurred by the purchaser on an individual loan, although in some cases the recourse amount is less than one-third of the outstanding principal balance. At December 31, 2011 and 2010, approximately $1.8 billion and $1.6 billion, respectively, of commercial real estate loan balances serviced for others had been sold with recourse. There have been no material losses incurred as a result of those recourse arrangements. Commercial real estate loans held for sale at December 31, 2011 and 2010 aggregated $161 million and $204 million, respectively. At December 31, 2011 and 2010, commercial real estate loans serviced for other investors by the Company were $9.0 billion and $8.1 billion, respectively. Those serviced loans are not included in the Company’s consolidated balance sheet.

Real estate loans secured by one-to-four family residential properties were $7.9 billion at December 31, 2011, including approximately 38% secured by properties located in New York State, 14% secured by properties located in Pennsylvania and 25% secured by properties located in the Mid-Atlantic area. At December 31, 2011, $210 million of residential real estate loans were held for sale, compared with $341 million at December 31, 2010. The Company’s portfolio of Alt-A loans held for investment at December 31, 2011 totaled $542 million, compared with $648 million at December 31, 2010. Alt-A loans represent residential real estate loans that at origination typically included some form of limited borrower documentation requirements as compared with more traditional residential real estate loans. Loans in the Company’s Alt-A portfolio were originated by the Company prior to 2008. Loans to individuals to finance the construction of one-to-four family residential properties totaled $43 million at December 31, 2011, or approximately .1% of total loans and leases, compared with $71 million or .1% at December 31, 2010. Information about the credit performance of the Company’s Alt-A mortgage loans and other residential mortgage loans is included herein under the heading “Provision For Credit Losses.”

Consumer loans comprised approximately 21% and 23% of the average loan portfolio during 2011 and 2010, respectively. The two largest components of the consumer loan portfolio are outstanding balances of home equity lines of credit and automobile loans. Average balances of home equity lines of credit outstanding represented approximately 11% of average loans outstanding in each of 2011 and 2010. Automobile loans represented approximately 5% of the Company’s average loan portfolio during each of 2011 and 2010. No other consumer loan product represented more than 4% of average loans outstanding in 2011. Approximately 41% of home equity lines of credit outstanding at December 31, 2011 were secured by properties in New York State, and 20% and 37% were secured by properties in Pennsylvania and the Mid-Atlantic area, respectively. Average outstanding balances on home equity lines of credit were approximately $5.9 billion and $5.8 billion in 2011 and 2010, respectively. At December 31, 2011, 35%, 26% and 19% of the automobile loan portfolio were to customers residing in New York State, Pennsylvania and the Mid-Atlantic area, respectively. Although automobile loans have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. Outstanding automobile loan balances were $2.7 billion at each of December 31, 2011 and 2010.

Table 7 presents the composition of the Company’s loan and lease portfolio at the end of 2011, including outstanding balances to businesses and consumers in New York State, Pennsylvania, the Mid-Atlantic area and other states. Approximately 43% of total loans and leases at December 31, 2011 were to New York State customers, while 19% and 26% were to Pennsylvania and Mid-Atlantic area customers, respectively.

Table 7

LOANS AND LEASES, NET OF UNEARNED DISCOUNT

December 31, 2011

		Percent of Dollars Outstanding
	Outstandings	New York State	Pennsylvania	Mid-Atlantic	Other
	(In millions)
Real estate
Residential	$7,923	38%	14%	25%	23%
Commercial	24,411	48 (a)	14	28	10

Total real estate	32,334	46%	14%	27%	13%

Commercial, financial, etc.	14,410	41%	27%	22%	10%
Consumer
Home equity lines	6,024	41%	20%	37%	2%
Home equity loans	658	13	33	49	5
Automobile	2,720	35	26	19	20
Other secured or guaranteed	2,080	28	15	17	40
Other unsecured	545	39	24	33	4

Total consumer	12,027	36%	21%	30%	13%

Total loans	58,771	43%	19%	26%	12%

Commercial leases	1,325	48%	11%	15%	26%

Total loans and leases	$60,096	43%	19%	26%	12%

(a)	Includes loans secured by properties located in neighboring states generally considered to be within commuting distance of New York City.

Balances of investment securities averaged $7.1 billion in 2011, compared with $8.0 billion and $8.4 billion in 2010 and 2009, respectively. The 12% decline in such balances from 2010 to 2011 reflects the impact of sales of investment securities in 2011, as well as maturities and paydowns of mortgage-backed securities. During 2011 the Company realized gains of $150 million from the sale of investment securities available for sale, predominantly residential mortgage-backed securities guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), collateralized debt obligations and trust preferred securities, having an amortized cost of $1.7 billion. Partially offseting those factors were purchases of residential mortgage-backed securities guaranteed by the Fannie Mae, Freddie Mac and the Government National Mortgage Association (“Ginnie Mae”) aggregating approximately $3.3 billion. The Wilmington Trust acquisition added approximately $510 million to the investment securities portfolio on the May 16, 2011 acquisition date. The decrease in average investment securities from 2009 to 2010 largely reflects maturities and paydowns of mortgage-backed securities, maturities of federal agency notes and the impact of adopting the new accounting rules on January 1, 2010 as already noted, partially offset by purchases of mortgage-backed securities issued by Fannie Mae and Freddie Mac during the first half of 2010 aggregating approximately $1.3 billion.

The investment securities portfolio is largely comprised of residential mortgage-backed securities and collateralized mortgage obligations (“CMOs”), debt securities issued by municipalities, trust preferred securities issued by certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing the investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination.

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” As noted above, other-than-temporary impairment charges of $77 million (pre-tax) were recognized during 2011 related to certain privately issued CMOs backed by residential and commercial real estate loans. Other-than-temporary impairment charges of $86 million (pre-tax) were recognized during 2010. Approximately $68 million of those charges related to privately issued CMOs backed by residential and commercial real estate loans, $6 million related to CDOs backed by trust preferred securities issued by financial institutions and $12 million related to American Depositary Shares (“ADSs”) of AIB. The AIB ADSs were obtained in the 2003 acquisition of a subsidiary of AIB and were held to satisfy options to purchase such shares granted by that subsidiary to certain employees. Factors contributing to the impairment charge included mounting credit and other losses incurred by AIB, the issuance of AIB common stock in lieu of dividend payments on certain preferred stock issuances held by the Irish government resulting in significant dilution of AIB common shareholders, and public announcements by Irish government officials suggesting that increased government support, which could further dilute AIB common shareholders, may be necessary. Other-than-temporary impairment charges of $138 million (pre-tax) were recognized during 2009 related to certain privately issued CMOs and CDOs held in the Company’s available-for-sale investment securities portfolio. Specifically, $130 million of such impairment charges related to privately issued CMOs and CDOs backed by residential real estate loans and $8 million related to CDOs backed by trust preferred securities of financial institutions. Poor economic conditions, high unemployment and depressed real estate values are significant factors contributing to the recognition of the other-than-temporary impairment charges related to CMOs and CDOs. Based on management’s assessment of future cash flows associated with individual investment securities, as of December 31, 2011, the Company concluded that the remaining declines associated with the rest of the investment securities portfolio were temporary in nature. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 20 of Notes to Financial Statements.

Other earning assets include interest-earning deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $1.5 billion in 2011, $417 million in 2010 and $189 million in 2009. Interest-bearing deposits at banks averaged $1.2 billion in 2011, up from $102 million and $50 million in 2010 and 2009, respectively. The significantly higher balances in 2011 were due to increased deposits at the Federal Reserve Bank of New York resulting largely from the May 16, 2011 Wilmington Trust acquisition. Also reflected in other earning assets were purchases of investment securities under agreements to resell, which averaged $168 million, $214 million and $41 million during 2011, 2010 and 2009, respectively. The higher level of resell agreements in 2011 and 2010 as compared with 2009 was due, in part, to the need to fulfill collateral requirements associated with certain municipal deposits. Agreements to resell securities, of which there were none outstanding at the 2011, 2010 and 2009 year-ends, are accounted for similar to collateralized loans, with changes in market value of the collateral monitored by the Company to ensure sufficient coverage. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

The most significant source of funding for the Company is core deposits. During 2010 and prior years, the Company considered noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and domestic time deposits under $100,000 as core deposits. A provision of the Dodd-Frank Act permanently increased the maximum amount of FDIC deposit insurance for financial institutions to $250,000 per depositor. That maximum was $100,000 per depositor until 2009, when it was raised to $250,000 temporarily through 2013. As a result of the permanently increased deposit insurance coverage, effective December 31, 2010 the Company considers time deposits of $250,000 or less as core deposits.

The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit of $250,000 or less generated on a nationwide basis by Wilmington Trust, N.A. were also included in core deposits. Average core deposits totaled $52.0 billion in 2011, up from $43.6 billion in 2010 and $39.1 billion in 2009. The change in the Company’s definition of core deposits to include time deposits from $100,000 to $250,000 increased average core deposits by approximately $964 million in 2011. The Wilmington Trust acquisition added approximately $6.6 billion of core deposits on May 16, 2011. The K Bank acquisition transaction added $491 million of core deposits on November 5, 2010, while acquisition transactions in 2009 added $3.8 billion of core deposits on the respective acquisition dates. Average core deposits of Wilmington Trust, N.A. were $630 million in 2011, $217 million in 2010 and $337 million in 2009. Excluding the impact of the December 31, 2010 change in the Company’s definition of core deposits and deposits obtained in acquisition transactions, the growth in core deposits from 2009 to 2010 and from 2010 to 2011 was due, in part, to the lack of attractive alternative investments available to the Company’s customers resulting from lower interest rates and from the economic environment in the U.S. The low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have increased. Funding provided by core deposits represented 80% of average earning assets in 2011, compared with 73% and 66% in 2010 and 2009, respectively. Table 8 summarizes average core deposits in 2011 and percentage changes in the components of such deposits over the past two years. Core deposits aggregated $56.4 billion and $45.9 billion at December 31, 2011 and 2010, respectively.

Table 8

AVERAGE CORE DEPOSITS

		Percentage Increase (Decrease) from
	2011	2010 to 2011	2009 to 2010
	(In millions)
NOW accounts	$726	25%	10%
Savings deposits	29,134	16	13
Time deposits (a)	4,877	14	(21)
Noninterest-bearing deposits	17,273	26	24

Total	$52,010	19%	12%

(a)	Average time deposits considered core deposits in 2011 represented time deposits of $250,000 or less. In 2010 and 2009, average time deposits considered core deposits were those with balances less than $100,000.

Additional funding sources for the Company included domestic time deposits over $250,000, deposits associated with the Company’s Cayman Islands branch office, and brokered deposits. Domestic time deposits over $250,000, excluding brokered certificates of deposit, averaged $491 million in 2011. Similar time deposits over $100,000 averaged $1.7 billion and $2.6 billion in 2010 and 2009, respectively. Cayman Islands branch deposits averaged $779 million in 2011, $1.0 billion in 2010 and $1.7 billion in 2009. Average brokered time deposits totaled $1.1 billion in 2011, compared with $642 million in 2010 and $822 million in 2009, and at December 31, 2011 and 2010 totaled $1.0 billion and $485 million, respectively. Brokered time deposits obtained in the acquisition of Wilmington Trust totaled $1.4 billion as of May 16, 2011. The Company also had brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged $1.3 billion, $1.2 billion and $757 million in 2011, 2010 and 2009, respectively. The levels of brokered NOW and brokered money-market deposit accounts reflect the demand for such deposits, largely resulting from continued uncertain economic markets and the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. Cayman Islands branch deposits and brokered deposits have been used by the Company as alternatives to short-term borrowings. Additional amounts of Cayman Islands branch deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank and others as sources of funding. Short-term borrowings averaged $827 million in 2011, $1.9 billion in 2010 and $2.9 billion in 2009. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $593 million, $1.7 billion and $1.8 billion in 2011, 2010 and 2009, respectively. Overnight federal funds borrowings represented the largest component of average short-term borrowings and were obtained from a wide variety of banks and other financial institutions. Overnight federal funds borrowings totaled $590 million at December 31, 2011 and $826 million at December 31, 2010. Average short-term borrowings during 2011, 2010 and 2009 included $30 million, $31 million and $688 million, respectively, of borrowings from the Federal Home Loan Bank (“FHLB”) of New York, the FHLB of Atlanta and the FHLB of Pittsburgh. Also included in average short-term borrowings in 2009 were secured borrowings with the Federal Reserve through their Term Auction Facility (“TAF”). Borrowings under the TAF averaged $268 million during 2009. There were no outstanding borrowings under the TAF at December 31, 2009 or later. The need for short-term borrowings from the FHLBs and the Federal Reserve Bank of New York has diminished with the continued growth in the Company’s core deposits.

Long-term borrowings averaged $7.0 billion in 2011, $9.2 billion in 2010 and $11.1 billion in 2009. Included in average long-term borrowings were amounts borrowed from FHLBs of $1.9 billion in 2011, $4.2 billion in 2010 and $6.1 billion in 2009, and subordinated capital notes of $2.0 billion in 2011, $1.8 billion in 2010 and $1.9 billion in 2009. Subordinated capital notes assumed in connection with the Wilmington Trust acquisition totaled $450 million at May 16, 2011. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of December 31, 2011, swap agreements were used to hedge approximately $900 million of fixed rate subordinated notes. Further information on interest rate swap agreements is provided in note 18 of Notes to Financial Statements. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.2 billion in each of 2011 and 2010 and $1.1 billion in 2009. Additional information regarding junior subordinated debentures, as well as information regarding contractual maturities of long-term borrowings, is provided in note 9 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.5 billion during 2011 and $1.6 billion during 2010 and 2009. The agreements, which were entered into due to favorable rates available, have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.48% in 2011, compared with 3.59% in 2010 and 3.21% in 2009. The yield on the Company’s earning assets decreased 26 basis points to 4.35% in 2011 from 4.61% in 2010, while the rate paid on interest-bearing liabilities declined 15 basis points to .87% in 2011 from 1.02% in 2010. The resulting 11 basis point narrowing in spread in 2011 as compared with 2010 was partially attributable to the acquisition of Wilmington Trust, which included significantly higher earning balances on lower-yielding deposits with the Federal Reserve Bank of New York. The yield on earning assets during 2010 was unchanged from 2009, while the rate paid on interest-bearing liabilities decreased 38 basis points from 1.40% in 2009. The improvement in spread in 2010 as compared with 2009 was due predominantly to lower average rates paid on deposits. Those lower rates reflected the impact of the sluggish economy and the Federal Reserve’s monetary policies on both short-term and long-term interest rates. In addition, the Federal Open Market Committee noted in January 2012 that it anticipates that economic conditions, including low rates of resource utilization and a subdued outlook for inflation over the medium run, are likely to warrant exceptionally low levels for the federal funds rate at least through late-2014. At December 31, 2011 and 2010, the Federal Reserve’s target range for the overnight federal funds rate was 0% to .25%.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $18.5 billion in 2011, compared with $14.4 billion in 2010 and $11.7 billion in 2009. The significant increases in average net interest-free funds in 2011 and 2010 were largely the result of higher balances of noninterest-bearing deposits, which averaged $17.3 billion in 2011, $13.7 billion in 2010 and $11.1 billion in 2009. In connection with the Wilmington Trust acquisition, the Company added noninterest-bearing deposits totaling $2.0 billion at the acquisition date. In connection with the Provident and Bradford transactions, the Company added noninterest-bearing deposits totaling $946 million at the respective 2009 acquisition dates. Goodwill and core deposit and other intangible assets averaged $3.7 billion in each of 2011 and 2010, and $3.6 billion in 2009. Core deposit and other intangible assets added from the Wilmington Trust acquisition were $112 million on May 16, 2011. The cash surrender value of bank owned life insurance averaged $1.5 billion in each of 2011 and 2010, and $1.4 billion in 2009. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .25% in each of 2011 and 2010, and .28% in 2009. The decline in the contribution to net interest margin ascribed to net interest-free funds in 2010 as compared with 2009 resulted largely from the impact of lower interest rates on interest-bearing liabilities used to value such contribution.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.73% in 2011, compared with 3.84% in 2010 and 3.49% in 2009. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $900 million at each of December 31, 2011 and 2010. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount of the agreements at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized in 2011, 2010 and 2009 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $147 million at December 31, 2011 and $97 million at December 31, 2010. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of December 31, 2011 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $69 million of collateral with the Company. Additional information about swap agreements and the items being hedged is included in note 18 of Notes to Financial Statements. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in table 9.

Table 9

INTEREST RATE SWAP AGREEMENTS

	Year Ended December 31
	2011		2010		2009
	Amount	Rate(a)	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$—	—%	$—	—%	$—	—%
Interest expense	(37,709)	(.08)	(41,885)	(.09)	(38,208)	(.08)

Net interest income/margin	$37,709	.06%	$41,885	.07%	$38,208	.07%

Average notional amount	$900,000		$1,012,786		$1,079,625
Rate received(b)		6.07%		6.27%		6.32%
Rate paid(b)		1.88%		2.14%		2.78%

(a)	Computed as a percentage of average earning assets or interest-bearing liabilities.

(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during year.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses was $270 million in 2011, compared with $368 million in 2010 and $604 million in 2009. Net loan charge-offs aggregated $265 million in 2011, $346 million in 2010 and $514 million in 2009. Net loan charge-offs as a percentage of average loans outstanding were .47% in 2011, compared with .67% in 2010 and 1.01% in 2009. While the Company has experienced improvement in its credit quality metrics the past two years, the levels of the provision subsequent to 2007 have been higher than historical levels, reflecting a pronounced downturn in the U.S. economy and significant deterioration in the residential real estate market that began in early-2007. Generally declining real estate valuations and higher than normal levels of delinquencies and charge-offs have significantly affected the quality of the Company’s residential real estate-related loan portfolios. Specifically, the Company’s Alt-A residential real estate loan portfolio and its residential real estate builder and developer loan portfolio experienced the majority of the credit problems related to the turmoil in the residential real estate market place in recent years. The Company also experienced higher levels of commercial and consumer loan charge-offs over the past three years due to, among other things, higher unemployment levels and the recessionary economy. A summary of the Company’s loan charge-offs, provision and allowance for credit losses is presented in table 10 and in note 5 of Notes to Financial Statements.

Table 10

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Allowance for credit losses beginning balance	$902,941	$878,022	$787,904	$759,439	$649,948
Charge-offs during year
Commercial, financial, leasing, etc.	55,021	91,650	180,119	102,092	32,206
Real estate — construction	63,529	86,603	127,728	105,940	3,830
Real estate — mortgage	81,691	108,500	95,109	73,485	23,552
Consumer	109,246	125,593	153,506	139,138	86,710

Total charge-offs	309,487	412,346	556,462	420,655	146,298

Recoveries during year
Commercial, financial, leasing, etc.	10,224	26,621	7,999	8,587	8,366
Real estate — construction	5,930	4,975	2,623	369	—
Real estate — mortgage	10,444	10,954	6,917	4,069	1,934
Consumer	18,238	23,963	25,041	24,620	22,243

Total recoveries	44,836	66,513	42,580	37,645	32,543

Net charge-offs	264,651	345,833	513,882	383,010	113,755
Provision for credit losses	270,000	368,000	604,000	412,000	192,000
Allowance for credit losses acquired during the year	—	—	—	—	32,668
Allowance related to loans sold or securitized	—	—	—	(525)	(1,422)
Consolidation of loan securitization trusts	—	2,752	—	—	—

Allowance for credit losses ending balance	$908,290	$902,941	$878,022	$787,904	$759,439

Net charge-offs as a percent of:
Provision for credit losses	98.02%	93.98%	85.08%	92.96%	59.25%
Average loans and leases, net of unearned discount	.47%	.67%	1.01%	.78%	.26%
Allowance for credit losses as a percent of loans and leases, net of unearned discount, at year-end	1.51%	1.74%	1.69%	1.61%	1.58%

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The excess of cash flows expected at acquisition over the estimated fair value is being recognized as interest income over the lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans obtained in acquisitions subsequent to 2008 was $8.2 billion and $3.3 billion at December 31, 2011 and 2010, respectively.

Nonaccrual loans totaled $1.10 billion or 1.83% of outstanding loans and leases at December 31, 2011, compared with $1.14 billion or 2.19% at December 31, 2010 and $1.26 billion or 2.42% at December 31, 2009. Additions to nonaccrual loans during 2011 were more than offset by the impact on such loans from payments received and charge-offs. The largest relationship that was added to nonaccrual loans in 2011 was a $20 million loan to a builder and developer of residential real estate properties in the Mid-Atlantic area. The decline in nonaccrual loans at the end of 2010 as compared with December 31, 2009 was largely attributable to the impact of charge-offs, individually significant payments made in 2010 by a borrower that operates retirement communities and by a borrower that is a consumer finance and credit insurance company, and the transfer to real estate and other foreclosed assets of $98 million of collateral related to a commercial real estate loan that was placed in nonaccrual status during the fourth quarter of 2009. Those reductions were partially offset by additional loans being transferred to nonaccrual status. In particular, in the fourth quarter of 2010 such transfers included an $80 million relationship with a residential builder and developer and $66 million of commercial construction loans to an owner/operator of retirement and assisted living facilities. The continuing softness in the residential real estate marketplace has resulted in depressed real estate values and high levels of delinquencies, both for loans to consumers and loans to builders and developers of residential real estate. Conditions in the U.S. economy have resulted in generally higher levels of nonaccrual loans than historically experienced by the Company.

Accruing loans past due 90 days or more (excluding acquired loans) were $288 million or .48% of total loans and leases at December 31, 2011, compared with $251 million or .48% at December 31, 2010 and $205 million or .40% at December 31, 2009. Those loans included loans guaranteed by government-related entities of $253 million, $207 million and $193 million at December 31, 2011, 2010 and 2009, respectively. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $241 million at December 31, 2011, $191 million at December 31, 2010 and $176 million at December 31, 2009. A summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in table 11.

Table 11

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

December 31	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans	$1,097,581	$1,139,740	$1,255,552	$755,397	$431,282
Real estate and other foreclosed assets	156,592	220,049	94,604	99,617	40,175

Total nonperforming assets	$1,254,173	$1,359,789	$1,350,156	$855,014	$471,457

Accruing loans past due 90 days or more(a)	$287,876	$250,705	$205,172	$158,991	$77,319

Government guaranteed loans included in totals above:
Nonaccrual loans	$40,529	$39,883	$37,658	$32,506	$19,125
Accruing loans past due 90 days or more	252,503	207,243	193,495	114,183	72,705
Renegotiated loans	$214,379	$233,342	$212,548	$91,575	$15,884

Acquired accruing loans past due 90 days or more(b)	$163,738	$91,022	$55,638	$—	$—

Purchased impaired loans(c):
Outstanding customer balance	$1,267,762	$219,477	$172,772	—	—
Carrying amount	653,362	97,019	88,170	—	—
Nonaccrual loans to total loans and leases, net of unearned discount	1.83%	2.19%	2.42%	1.54%	.90%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	2.08%	2.60%	2.59%	1.74%	.98%
Accruing loans past due 90 days or more(a) to total loans and leases, net of unearned discount	.48%	.48%	.40%	.32%	.16%

(a)	Excludes acquired loans. Predominantly residential mortgage loans.

(b)	Acquired accruing loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.

(c)	Accruing loans that were impaired at acquisition date and recorded at fair value.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $653 million at December 31, 2011, or approximately 1% of total loans. Of that amount, $604 million related to the Wilmington Trust acquisition.

Acquired accruing loans past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Reflecting the impact of the Wilmington Trust acquisition, such loans increased to $164 million at December 31, 2011 from $91 million at December 31, 2010.

In an effort to assist borrowers, the Company modified the terms of select loans secured by residential real estate, largely from the Company’s portfolio of Alt-A loans. Included in loans outstanding at December 31, 2011 were $293 million of such modified loans, of which $133 million were classified as nonaccrual. The remaining modified loans have demonstrated payment capability consistent with the modified terms and, accordingly, were classified as renegotiated loans and were accruing interest at the 2011 year-end. Loan modifications included such actions as the extension of loan maturity dates (generally from thirty to forty years) and the lowering of interest rates and monthly payments. The objective of the modifications was to increase loan repayments by customers and thereby reduce net charge-offs. In accordance with GAAP, the modified loans are included in impaired loans for purposes of determining the level of the allowance for credit losses. Modified residential real estate loans totaled $308 million at December 31, 2010, of which $117 million were in nonaccrual status. Information about modifications of loans that are considered troubled debt restructurings is included in note 4 of Notes to Financial Statements.

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, M&T has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $143 million and $106 million at December 31, 2011 and December 31, 2010, respectively.

Net charge-offs of commercial loans and leases totaled $45 million in 2011, $65 million in 2010 and $172 million in 2009. The higher level of charge-offs experienced during 2009 was largely the result of a few individually significant charge-offs in that year, including a $45 million partial charge-off of an unsecured loan to a single customer in the commercial real estate sector and a $42 million partial charge-off of a relationship with an operator of retirement communities. Commercial loans and leases in nonaccrual status were $164 million at December 31, 2011, $173 million at December 31, 2010 and $306 million at December 31, 2009. The decline from December 31, 2009 to the 2010 year-end reflects $62 million of payments related to a single borrower that operates retirement communities and the payoffs of a $37 million loan to a consumer finance and credit insurance company and a $36 million loan to a borrower in the commercial real estate sector.

Net charge-offs of commercial real estate loans during 2011, 2010 and 2009 were $77 million, $118 million and $121 million, respectively. Reflected in 2011’s charge-offs were $55 million of loans to residential real estate builders and developers, compared with $71 million in 2010 and $92 million in 2009. Commercial real estate loans classified as nonaccrual totaled $559 million at December 31, 2011, compared with $617 million at December 31, 2010 and $587 million at December 31, 2009. The decline in commercial real estate loans in nonaccrual status from the 2010 year-end to December 31, 2011 resulted largely from a $35 million decrease in such loans to homebuilders and developers, charge-offs of other commercial real estate loans classified as nonaccrual and payments received. The increase in such loans in 2010 from 2009 reflects a $12 million rise in nonperforming loans to homebuilders and developers and the addition of $66 million of construction loans to an owner/operator of retirement and assisted living facilities. Those factors were partially offset by the removal from this category of a loan collateralized by real estate in New York City that was initially placed on nonaccrual status in the fourth quarter of 2009. Following a $7 million charge-off, the remaining $98 million of that loan’s carrying value was transferred to “Real Estate and Other Foreclosed Assets” in the second quarter of 2010. At December 31, 2011 and 2010, loans to residential homebuilders and developers classified as nonaccrual aggregated $281 million and $317 million, respectively, compared with $305 million at December 31, 2009. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the year ended December 31, 2011 is presented in table 12.

Table 12

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

	December 31, 2011			Year Ended December 31, 2011
		Nonaccrual		Net Charge-offs (Recoveries)
	Outstanding Balances(a)	Balances	Percent of Outstanding Balances	Balances	Percent of Average Outstanding Balances
	(Dollars in thousands)
New York	$201,317	$22,330	11.09%	$1,286	.53%
Pennsylvania	293,684	87,917	29.93	13,096	4.24
Mid-Atlantic	913,400	161,824	17.71	35,683	3.97
Other	183,338	25,275	13.78	5,170	2.49

Total	$1,591,739	$297,346	18.68%	$55,235	3.34%

(a)	Includes approximately $84 million of loans not secured by real estate, of which approximately $16 million are in nonaccrual status.

Residential real estate loans charged off, net of recoveries, were $52 million in 2011, $61 million in 2010 and $92 million in 2009. Nonaccrual residential real estate loans at the end of 2011 totaled $278 million, compared with $268 million and $276 million at December 31, 2010 and 2009, respectively. Depressed real estate values and high levels of delinquencies have contributed to the higher than historical levels of residential real estate loans classified as nonaccrual at the three most recent year-ends and to the elevated levels of charge-offs, largely in the Company’s Alt-A portfolio. Net charge-offs of Alt-A loans were $32 million in 2011, $34 million in 2010 and $52 million in 2009. Nonaccrual Alt-A loans aggregated $105 million at December 31, 2011, compared with $106 million and $112 million at December 31, 2010 and 2009, respectively. Residential real estate loans past due 90 days or more and accruing interest (excluding acquired loans) totaled $250 million, $192 million and $178 million at December 31, 2011, 2010 and 2009, respectively. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the year ended December 31, 2011 is presented in table 13.

Net charge-offs of consumer loans during 2011 were $91 million, representing .77% of average consumer loans and leases outstanding, compared with $102 million or .87% in 2010 and $129 million or 1.10% in 2009. Net charge-offs of automobile loans were $22 million during 2011, $32 million during 2010 and $56 million during 2009. Net charge-offs of recreational vehicle loans were $21 million, $23 million and $25 million during 2011, 2010 and 2009, respectively, and of home equity loans and lines of credit secured by one-to-four family residential properties were $33 million during 2011, $31 million during 2010 and $39 million during 2009. Nonaccrual consumer loans were $97 million at December 31, 2011, compared with $80 million and $86 million at December 31, 2010 and 2009, respectively. Included in nonaccrual consumer loans and leases at the 2011, 2010 and 2009 year-ends were: automobile loans of $27 million, $32 million and $39 million, respectively; recreational vehicle loans of $13 million, $12 million and $15 million; and outstanding balances of home equity loans and lines of credit, including junior lien Alt-A loans, of $47 million, $33 million and $30 million, respectively. Consumer loans past due 90 days or more and accruing interest totaled $5 million at December 31, 2011, and $4 million at each of December 31, 2010 and December 31, 2009. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the year ended December 31, 2011 is presented in table 13. As noted in the table, in general, net charge-offs as a percentage of average loans for junior lien portfolios are higher than those for first lien portfolios.

Table 13

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Year Ended December 31, 2011
	December 31, 2011			Net Charge-offs
		Nonaccrual			Percent of Average Outstanding Balances
	Outstanding Balances	Balances	Percent of Outstanding Balances	Balances
	(Dollars in thousands)
Residential mortgages
New York	$2,961,622	$48,663	1.64%	$2,775	.11%
Pennsylvania	1,069,111	20,109	1.88	1,891	.21
Mid-Atlantic	1,847,154	35,937	1.95	4,513	.31
Other	1,478,974	64,295	4.35	8,932	.72

Total	$7,356,861	$169,004	2.30%	$18,111	.29%

Residential construction loans
New York	$6,945	$1,098	15.81%	$138	1.55%
Pennsylvania	2,629	365	13.88	(65)	(2.13)
Mid-Atlantic	13,262	111	.84	15	.09
Other	20,378	2,103	10.32	1,543	5.39

Total	$43,214	$3,677	8.51%	$1,631	2.86%

Alt-A first mortgages
New York	$82,138	$18,603	22.65%	$3,313	3.76%
Pennsylvania	19,057	3,139	16.47	663	3.22
Mid-Atlantic	95,162	15,176	15.95	5,120	4.89
Other	326,733	68,261	20.89	22,679	6.32

Total	$523,090	$105,179	20.11%	$31,775	5.55%

Alt-A junior lien
New York	$2,277	$1	.04%	$420	15.76%
Pennsylvania	630	36	5.71	(1)	(.10)
Mid-Atlantic	3,928	122	3.11	773	18.49
Other	12,456	405	3.25	2,482	17.69

Total	$19,291	$564	2.92%	$3,674	17.07%

First lien home equity loans
New York	$26,243	$566	2.16%	$147	.48%
Pennsylvania	145,326	3,393	2.33	481	.28
Mid-Atlantic	119,888	472	.39	190	.13
Other	882	99	11.22	—	—

Total	$292,339	$4,530	1.55%	$818	.24%

First lien home equity lines
New York	$896,727	$2,819	.31%	$1,168	.13%
Pennsylvania	601,325	2,069	.34	344	.06
Mid-Atlantic	542,336	1,396	.26	299	.05
Other	17,387	1,025	5.90	(1)	(.01)

Total	$2,057,775	$7,309	.36%	$1,810	.09%

Junior lien home equity loans
New York	$61,041	$2,521	4.13%	$928	1.21%
Pennsylvania	70,825	1,368	1.93	805	.96
Mid-Atlantic	196,092	1,223	.62	868	.49
Other	18,155	128	.71	(122)	(.71)

Total	$346,113	$5,240	1.51%	$2,479	.70%

Junior lien home equity lines
New York………………………………………………………….	$1,559,300	$21,204	1.36%	$13,471	.84%
Pennsylvania……………………………………………………….	608,989	2,136	.35	2,358	.40
Mid-Atlantic……………………………………………………….	1,683,222	3,595	.21	6,756	.42
Other……………………………………………………………….	114,356	2,572	2.25	2,101	2.15

Total………………………………………………………………..	$3,965,867	$29,507	.74%	$24,686	.63%

Information about past due and nonaccrual loans as of December 31, 2011 is also included in note 4 of Notes to Financial Statements.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of December 31, 2011 in light of: (i) residential real estate values and the level of delinquencies of residential real estate loans; (ii) economic conditions in the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company. Considerable concerns exist about economic conditions in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment; the impact of economic conditions on businesses’ operations and abilities to repay loans; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued uncertainty about possible responses to state and local government budget deficits. Although the U.S. economy experienced recession and weak economic conditions during recent years, the impact of those conditions was not as pronounced on borrowers in the traditionally slower growth regions of upstate New York and central Pennsylvania. Approximately 60% of the Company’s loans are to customers in New York State and Pennsylvania. Home prices in upstate New York and central Pennsylvania were relatively stable in recent years, in contrast to declines in values in many other regions of the country. Therefore, despite the conditions, as previously described, the most severe credit issues experienced by the Company during the recent financial downturn have been centered around residential real estate, including loans to builders and developers of residential real estate, in areas other than New York State and Pennsylvania. In response, the Company has expanded its normal loan review process to conduct detailed reviews of all loans to residential real estate builders and developers that exceeded $2.5 million. Those credit reviews often resulted in commencement of intensified collection efforts, including foreclosure.

The Company utilizes a loan grading system which is applied to all commercial and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Loan officers with the support of loan review personnel in different geographic locations are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective geographic regions. On a quarterly basis, the Company’s centralized loan review department reviews all criticized commercial and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company expanded its collections and loan workout staff and further refined its loss identification and estimation techniques by reference to loan performance and house price depreciation data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. At December 31, 2011, approximately 35% of the Company’s home equity portfolio consisted of first lien loans. Of the remaining junior lien loans in the portfolio, approximately 85% were behind a first lien mortgage loan that was not owned or serviced by the Company. For the junior lien loans where an entity other than the Company held a first lien mortgage, the Company cannot precisely determine whether there is a delinquency on such first lien mortgage. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience as presented in tables 10 and 13. Additionally, the Company generally evaluates home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At December 31, 2011, approximately 97% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately 5 years, and approximately 18% were making contractually allowed payments that do not include any repayment of principal.

Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, generally, but also residential and commercial real estate valuations, in particular, given the size of the Company’s real estate loan portfolios. Reflecting the factors and conditions as described herein, the Company has experienced historically high levels of nonaccrual loans and net charge-offs of residential real estate-related loans, including first and junior lien Alt-A mortgage loans and loans to builders and developers of residential real estate. The Company has also experienced higher than historical levels of nonaccrual commercial real estate loans since 2009. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, and general economic conditions affecting consumers.

In determining the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases. In quantifying incurred losses, the Company considers the factors and uses the techniques described herein. For purposes of determining the level of the allowance for credit losses, the Company segments its loan and lease portfolio by loan type. The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan by loan analysis of commercial loans and commercial real estate loans in nonaccrual status. Measurement of the specific loss components is typically based on expected future cash flows, collateral values or other factors that may impact the borrower’s ability to pay. Except for consumer loans and leases and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively and loans obtained in acquisition transactions, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more and has been placed in nonaccrual status. Those impaired loans are evaluated for specific loss components. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Loans less than 90 days delinquent are deemed to have a minimal delay in payment and are generally not considered to be impaired. Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The impact of estimated future credit losses represents the predominant difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition. Subsequent decreases to those expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances.

The inherent base level loss components of the Company’s allowance for credit losses are generally determined by applying loss factors to specific loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. The Company utilizes a loan grading system which is applied to all commercial and commercial real estate credits. As previously described, loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also extensively monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards. Loan balances utilized in the inherent base level loss component computations exclude loans and leases for which specific allocations are maintained. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, financial condition, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. In determining the allowance for credit losses, management also gives consideration to such factors as customer, industry and geographic concentrations as well as national and local economic conditions including: (i) the comparatively poorer economic conditions and unfavorable business climate in many market regions served by the Company, specifically upstate New York and central Pennsylvania, that result in such regions generally experiencing significantly poorer economic growth and vitality as compared with much of the rest of the country; (ii) portfolio concentrations regarding loan type, collateral type and geographic location; and (iii) additional risk associated with the Company’s portfolio of consumer loans, in particular automobile loans and leases, which generally have higher rates of loss than other types of collateralized loans.

The inherent base level loss components related to residential real estate loans and consumer loans are generally determined by applying loss factors to portfolio balances after consideration of payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates for loans secured by residential real estate, including home equity loans and lines of credit, are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. These forecasts give consideration to overall borrower repayment performance and current geographic region changes in collateral values using third party published historical price indices or automated valuation methodologies. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a junior lien position. Approximately 65% of the Company’s home equity portfolio consists of junior lien loans and lines of credit. The Company generally evaluates residential real estate loans and home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time.

In evaluating collateral, the Company relies extensively on internally and externally prepared valuations. In recent years, valuations of residential real estate, which are usually based on sales of comparable properties, declined significantly in many regions across the United States. Commercial real estate valuations also refer to sales of comparable properties but oftentimes are based on calculations that utilize many assumptions and, as a result, can be highly subjective. Specifically, commercial real estate values can be significantly affected over relatively short periods of time by changes in business climate, economic conditions and interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Additionally, management is aware that there is oftentimes a delay in the recognition of credit quality changes in loans and, as a result, in changes to assigned loan grades due to time delays in the manifestation and reporting of underlying events that impact credit quality. Accordingly, loss estimates derived from the inherent base level loss component computation are adjusted for current national and local economic conditions and trends. Economic indicators in the most significant market regions served by the Company improved somewhat during 2011 but remained generally below pre-recession levels. For example, during 2011, private sector employment in most market areas served by the Company rose by 0.9%, roughly half the 1.6% U.S. average. Private sector employment in 2011 increased 1.0% in upstate New York, 0.9% in areas of Pennsylvania served by the Company, 0.4% in Maryland, 0.6% in Greater Washington D.C. and 0.1% in the State of Delaware. In New York City, private sector employment increased by 1.4% in 2011, however, unemployment rates there remain elevated and are expected to continue at above historical levels during 2012. At the end of 2011 there remained significant concerns about the pace of national economic recovery from the recession, high unemployment, real estate valuations, high levels of consumer indebtedness, volatile energy prices, state and local government budget deficits and sovereign debt issues in Europe that weigh on the global economic outlook. Those factors are expected to act as significant headwinds for the national economy in 2012.

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

A comparative allocation of the allowance for credit losses for each of the past five year-ends is presented in table 14. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodology described herein. Variations in the allocation of the allowance by loan category as a percentage of those loans reflect changes in management’s estimate of specific loss components and inherent base level loss components, including the impact of delinquencies and nonaccrual loans. As described in note 5 of Notes to Financial Statements, loans considered impaired were $1.1 billion and $1.2 billion at December 31, 2011 and December 31, 2010, respectively. The allocated portion of the allowance for credit losses related to impaired loans totaled $168 million at December 31, 2011 and $214 million at December 31, 2010. The unallocated portion of the allowance for credit losses was equal to .12% and .13% of gross loans outstanding at December 31, 2011 and 2010, respectively. The decline in the unallocated portion of the allowance in 2008 reflects management’s refinement of its loss estimation techniques, which had increased the precision of its calculation of the allocated portion of the allowance for credit losses. However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management deliberately remained cautious and conservative in establishing the overall allowance for credit losses. Given the Company’s high concentration of real estate loans and considering the other factors already discussed herein, management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Furthermore, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category. Additional information about the allowance for credit losses is included in note 5 of Notes to Financial Statements.

Table 14

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

December 31	2011	2010	2009	2008	2007
	(Dollars in thousands)
Commercial, financial, leasing, etc.	$234,022	$212,579	$219,170	$231,993	$216,833
Real estate	459,552	486,913	451,352	340,588	283,127
Consumer	143,121	133,067	137,124	140,571	167,984
Unallocated	71,595	70,382	70,376	74,752	91,495

Total	$908,290	$902,941	$878,022	$787,904	$759,439

As a Percentage of Gross Loans and Leases Outstanding
Commercial, financial, leasing, etc.	1.47%	1.56%	1.59%	1.59%	1.62%
Real estate	1.42	1.79	1.70	1.43	1.20
Consumer	1.19	1.16	1.14	1.28	1.49

Management believes that the allowance for credit losses at December 31, 2011 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $908 million or 1.51% of total loans and leases at December 31, 2011, compared with $903 million or 1.74% at December 31, 2010 and $878 million or 1.69% at December 31, 2009. The ratio of the allowance to total loans and leases at each respective year-end reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value based on estimated future cash flows expected to be received on those loans. Those cash flows reflect the impact of expected defaults on customer repayment performance. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value. The decline in the ratio of the allowance to total loans and leases from December 31, 2010 to December 31, 2011 reflects the impact of $5.5 billion of loans obtained in the acquisition of Wilmington Trust. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolios also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance to nonaccrual loans at the end of 2011, 2010 and 2009 was 83%, 79% and 70%, respectively. Given the Company’s position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in determining the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

In establishing the allowance for credit losses, management follows the methodology described herein, including taking a conservative view of borrowers’ abilities to repay loans. The establishment of the allowance is extremely subjective and requires management to make many judgments about borrower, industry, regional and national economic health and performance. In order to present examples of the possible impact on the allowance from certain changes in credit quality factors, the Company assumed the following scenarios for possible deterioration of credit quality:

—	For consumer loans and leases considered smaller balance homogenous loans and evaluated collectively, a 20 basis point increase in loss factors;
—

For residential real estate loans and home equity loans and lines of credit, also considered smaller balance homogenous loans and evaluated collectively, a 15% increase in estimated inherent losses; and

—	For commercial loans and commercial real estate loans, a migration of loans to lower-ranked risk grades resulting in a 20% increase in the balance of classified credits in each risk grade.

For possible improvement in credit quality factors, the scenarios assumed were:

—	For consumer loans and leases, a 10 basis point decrease in loss factors;
—	For residential real estate loans and home equity loans and lines of credit, a 5% decrease in estimated inherent losses; and
—	For commercial loans and commercial real estate loans, a migration of loans to higher-ranked risk grades resulting in a 5% decrease in the balance of classified credits in each risk grade.

The scenario analyses resulted in an additional $70 million that could be identifiable under the assumptions for credit deterioration, whereas under the assumptions for credit improvement a $22 million reduction could occur. These examples are only a few of numerous reasonably possible scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses based on changes in assumptions and other factors.

Investor-owned commercial real estate loans secured by retail properties in the New York City metropolitan area represented 3% of loans outstanding at December 31, 2011. The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2011. Outstanding loans to foreign borrowers were $128 million at December 31, 2011, or .2% of total loans and leases.

Real estate and other foreclosed assets totaled to $157 million at December 31, 2011, compared with $220 million at December 31, 2010 and $95 million at December 31, 2009. The decline in such assets at December 31, 2011 as compared with the 2010 year-end reflects the sale during the second quarter of 2011 of a commercial real estate property located in New York City with a carrying value of $98 million. The increase in 2010 as compared with 2009 resulted from the second quarter addition of that previously discussed commercial real estate property located in New York City, and from higher residential real estate loan defaults and additions from residential real estate development projects. At December 31, 2011, 65% of foreclosed assets were comprised of residential real estate-related properties. Reflected in real estate and other foreclosed assets at December 31, 2011 were $48 million of assets associated with the Wilmington Trust acquisition.

Other Income

Other income aggregated $1.58 billion in 2011, up 43% from $1.11 billion in 2010. Reflected in such income were net gains and losses on investment securities (including other-than-temporary impairment losses), which totaled to a net gain of $73 million in 2011 and to a net loss of $84 million in 2010. Also reflected in other income were the $55 million CDO litigation settlement in 2011, the $65 million gain recognized on the Wilmington Trust acquisition in 2011 and the $28 million gain recognized on the K Bank acquisition transaction in 2010. Excluding the specific items mentioned above, noninterest income was $1.39 billion in 2011, up $226 million from $1.16 billion in 2010. The predominant contributor to that $226 million rise in noninterest income was higher trust income resulting from the acquisition of Wilmington Trust. Higher revenues in 2011 from credit-related fees and merchant discount and credit card fees were offset by lower income from residential mortgage banking and service charges on deposit accounts.

Other income in 2010 was 6% higher than the $1.05 billion earned in 2009. As noted above, reflected in other income in 2010 were net losses from bank investment securities of $84 million, compared with net losses of $137 million in 2009. Excluding the impact of securities gains and losses from both years, the $28 million gain associated with the K Bank acquisition transaction in 2010 and the $29 million gain associated with the Bradford acquisition transaction in 2009, other income was $1.16 billion in each of 2010 and 2009. Higher revenues in 2010 related to commercial mortgage banking, service charges on deposit accounts, credit-related fees and other revenues from operations were offset by lower revenues from residential mortgage banking, brokerage services and the Company’s trust business.

Mortgage banking revenues were $166 million in 2011, $185 million in 2010 and $208 million in 2009. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $103 million in 2011, $127 million in 2010 and $166 million in 2009. The lower revenue in 2011 as compared with 2010 was largely attributable to lower volumes of loans originated for sale, which reflects the Company retaining for portfolio during most of 2011 a large portion of residential real estate loans originated. The decline in such revenues in 2010 from 2009 also reflects the impact of lower origination volumes and the Company’s decision in September 2010 to retain for portfolio a higher proportion of originated loans rather than selling them, plus the impact of increased costs associated with obligations to repurchase certain mortgage loans previously sold.

New commitments to originate residential mortgage loans to be sold were approximately $1.9 billion in 2011, compared with $4.1 billion in 2010 and $6.1 billion in 2009. Similarly, closed residential mortgage loans originated for sale to other investors totaled approximately $2.0 billion in 2011, $4.2 billion in 2010 and $6.2 billion in 2009. Realized gains from sales of residential mortgage loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase mortgage loans originated for sale) and recognized net unrealized gains or losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $17 million in 2011, compared with gains of $43 million in 2010 and $79 million in 2009.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues during 2011, 2010 and 2009 were reduced by approximately $23 million, $30 million and $10 million, respectively, related to the actual or anticipated settlement of repurchase obligations.

Late in the third quarter of 2010, the Company began to originate certain residential real estate loans to be held in its loan portfolio, rather than continuing to sell such loans. The loans conform to Fannie Mae and Freddie Mac underwriting guidelines. Retaining those residential real estate loans offset the impact of the declining investment securities portfolio resulting from maturities and pay-downs of residential mortgage-backed securities while providing high quality assets earning a reasonable yield. From March through June 2011, the Company resumed originating for sale the majority of new residential real estate loans. However, beginning in July 2011, the Company resumed originating the majority of residential real estate loans to be held in its loan portfolio. The decision to retain for portfolio the majority of such loans originated rather than selling them resulted in a reduction of residential mortgage banking revenues of approximately $27 million and $11 million in 2011 and 2010, respectively.

Loans held for sale that are secured by residential real estate totaled $210 million and $341 million at December 31, 2011 and 2010, respectively. Commitments to sell residential mortgage loans and commitments to originate residential mortgage loans for sale at pre-determined rates were $296 million and $182 million, respectively, at December 31, 2011, $458 million and $162 million, respectively, at December 31, 2010 and $936 million and $631 million, respectively, at December 31, 2009. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $6 million and $11 million at December 31, 2011 and 2010, respectively, and $15 million at December 31, 2009. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in net decreases in revenue of $4 million and $5 million in 2011 and 2010, respectively, and a net increase in revenue of $9 million in 2009.

Revenues from servicing residential mortgage loans for others were $83 million in 2011, compared with $80 million in 2010 and $82 million in 2009. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans totaling $23 million in 2011, $27 million in 2010 and $29 million in 2009. Residential mortgage loans serviced for others aggregated $40.7 billion at December 31, 2011, $21.1 billion a year earlier and $21.4 billion at December 31, 2009, including the small balance commercial mortgage loans noted above of approximately $4.4 billion, $5.2 billion and $5.5 billion at December 31, 2011, 2010 and 2009, respectively. Reflected in residential mortgage loans serviced for others were loans sub-serviced for others of $14.3 billion at December 31, 2011. Loans sub-serviced for others were not significant at December 31, 2010. During 2011, the Company purchased servicing rights which had outstanding principal balances at December 31, 2011 totaling $6.4 billion. Capitalized residential mortgage loan servicing assets, net of any applicable valuation allowance for possible impairment, totaled $145 million at December 31, 2011, compared with $118 million and $141 million at December 31, 2010 and 2009, respectively. The valuation allowance for possible impairment of capitalized residential mortgage servicing assets totaled $2 million and $50 thousand at the 2011 and 2009 year-ends, respectively. There was no similar valuation allowance at December 31, 2010. On September 30, 2011, the Company purchased servicing rights associated with residential mortgage loans having an outstanding principal balance of approximately $6.7 billion. The purchase price for such servicing rights was $54 million. Approximately $5 million of servicing fees related to that portfolio of loans were included in mortgage banking revenues during 2011. Included in capitalized residential mortgage servicing assets were purchased servicing rights associated with the small balance commercial mortgage loans noted above of $16 million, $26 million and $40 million at December 31, 2011, 2010 and 2009, respectively. Servicing rights for the small balance commercial mortgage loans were purchased from BLG or its affiliates. In addition, at December 31, 2011 and 2010 capitalized servicing rights included $5 million and $9 million, respectively, of servicing rights for $3.1 billion and $3.6 billion, respectively, of residential real estate loans that were purchased from affiliates of BLG. Additional information about the Company’s relationship with BLG and its affiliates is provided in note 25 of Notes to Financial Statements. Additional information about the Company’s capitalized residential mortgage loan servicing assets, including information about the calculation of estimated fair value, is presented in note 7 of Notes to Financial Statements.

Commercial mortgage banking revenues totaled $63 million in 2011, $58 million in 2010 and $42 million in 2009. Revenues from loan origination and sales activities were $41 million in 2011, $40 million in 2010 and $27 million in 2009. Commercial mortgage loans originated for sale to other investors totaled approximately $1.5 billion in 2011, compared with $1.6 billion in 2010 and $1.1 billion in 2009. Loan servicing revenues totaled $22 million in 2011, $18 million in 2010 and $15 million in 2009. Capitalized commercial mortgage loan servicing assets aggregated $51 million at December 31, 2011, $43 million at December 31, 2010 and $33 million at December 31, 2009. Commercial mortgage loans serviced for other investors totaled $9.0 billion, $8.1 billion and $7.1 billion at December 31, 2011, 2010 and 2009, respectively, and included $1.8 billion, $1.6 billion and $1.3 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $339 million and $178 million, respectively, at December 31, 2011, $276 million and $73 million, respectively, at December 31, 2010 and $303 million and $180 million, respectively, at December 31, 2009. Commercial mortgage loans held for sale totaled $161 million, $204 million and $123 million at December 31, 2011, 2010 and 2009, respectively.

Service charges on deposit accounts declined 5% to $455 million in 2011 from $478 million in 2010. That decline resulted from regulatory changes that went into effect during the third quarter of 2010 and in the fourth quarter of 2011. The 2010 change related to regulations promulgated by the Federal Reserve and other bank regulators that require consumers to elect to be subject to fees for overdraft and certain deposit account transactions before a financial institution may charge such fees. The Company estimates that the impact of such regulations was to reduce service charges on deposit accounts by approximately $68 million and $35 million in 2011 and 2010, respectively. The regulatory changes that were effective October 1, 2011 were part of the Dodd-Frank Act and limit debit card-interchange fees that financial institutions are able to assess. The Company estimates that the impact of that change resulted in a reduction of service charges on deposit accounts in the fourth quarter of 2011 of approximately $17 million. Partially offsetting the impact of the new regulations were service charges on deposit accounts obtained in the Wilmington Trust acquisition, which totaled approximately $18 million in 2011. Deposit account service charges in 2009 were $469 million. The improvement from 2009 to 2010 resulted largely from the full-year impact of 2009 acquisition transactions and increased debit card fees resulting from higher transaction volumes. Those positive factors were partially offset by the impact of regulations that went into effect during the third quarter of 2010.

Trust income includes fees for trust and custody services provided to personal, corporate and institutional customers, and investment management and advisory fees that are often based on a percentage of the market value of assets under management. Trust income rose dramatically in 2011, up 171% to $332 million in 2011 from $123 million in 2010. During 2009, trust income totaled $129 million. The Wilmington Trust acquisition contributed $217 million to trust income in 2011. That acquisition brought with it two significant sources of trust income. The Corporate Client Services (“CCS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. Many CCS clients are multinational corporations and institutions. The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Trust income in 2011 reflects $119 million of revenues from acquired CCS activities and $87 million from acquired WAS activities. Adversely impacting trust income in 2011, 2010 and 2009 were fee waivers by the Company in order to pay customers a yield on their investments in the proprietary money-market mutual funds. Those waived fees were approximately $33 million in 2011, $18 million in 2010 and $10 million in 2009. Total trust assets, which include assets under management and assets under administration, aggregated $261.9 billion at December 31, 2011, compared with $113.4 billion at December 31, 2010. Trust assets under management were $52.7 billion and $13.2 billion at December 31, 2011 and 2010, respectively. The acquisition of Wilmington Trust added trust assets under management and assets under administration aggregating $42.2 billion and $154.1 billion, respectively, during the second quarter of 2011. In addition to the asset amounts noted above, trust assets under management of affiliates (obtained in the Wilmington Trust transaction) totaled $14.3 billion at December 31, 2011. Furthermore, the Company’s proprietary mutual funds had assets of $13.8 billion and $7.7 billion at December 31, 2011 and 2010, respectively.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, aggregated $56 million in 2011, $50 million in 2010 and $58 million in 2009. The decline in revenues in 2010 as compared with 2011 and 2009 was attributable to lower sales of annuity products. Trading account and foreign exchange activity resulted in gains of $27 million in each of 2011 and 2010, and $23 million in 2009. The rise in gains from 2009 to 2010 and 2011 was due to higher new volumes of interest rate swap agreement transactions executed on behalf of commercial customers in the two latest years. The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 18 of Notes to Financial Statements and herein under the heading “Liquidity, Market Risk, and Interest Rate Sensitivity.”

Including other-than-temporary impairment losses, the Company recognized net gains on investment securities of $73 million during 2011, compared with net losses of $84 million and $137 million in 2010 and 2009, respectively. During 2011 the Company realized gains of $150 million from the sale of investment securities available for sale, predominantly residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, collateralized debt obligations and trust preferred securities, having an amortized cost of $1.75 billion. Realized gains and losses from sales of investment securities were not significant in 2010 or 2009. Other-than-temporary impairment charges of $77 million, $86 million and $138 million were recorded in 2011, 2010 and 2009, respectively. The charges recorded in 2011 related to certain privately issued CMOs backed by residential and commercial real estate loans. The Company recognized impairment charges during 2010 of $68 million related to certain privately issued CMOs backed by residential and commercial real estate loans, $6 million related to CDOs backed by trust preferred securities issued by financial institutions and other entities, and a $12 million write-down of AIB ADSs. The AIB ADSs were obtained in a prior acquisition of a subsidiary of AIB and were held to satisfy options to purchase such shares granted by that subsidiary to certain of its employees. During 2009, the Company recognized impairment charges on certain privately issued CMOs backed by residential real estate loans of $128 million and CDOs backed by trust preferred securities of $10 million. Each reporting period the Company reviews its impaired investment securities for other-than-temporary impairment. For equity securities, the Company considers various factors to determine if the decline in value is other than temporary, including the duration and extent of the decline in value, the factors contributing to the decline in fair value, including the financial condition of the issuer as well as the conditions of the industry in which it operates, and the prospects for a recovery in fair value of the equity security. For debt securities, the Company analyzes the creditworthiness of the issuer or reviews the credit performance of the underlying collateral supporting the bond. For debt securities backed by pools of loans, such as privately issued mortgage-backed securities, the Company estimates the cash flows of the underlying loan collateral using forward-looking assumptions of default rates, loss severities and prepayment speeds. Estimated collateral cash flows are then utilized to estimate bond-specific cash flows to determine the ultimate collectibility of the bond. If the present value of the cash flows indicates that the Company should not expect to recover the entire amortized cost basis of a bond or if the Company intends to sell the bond or it more likely than not will be required to sell the bond before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized. If an other-than-temporary impairment loss is deemed to have occurred, the investment security’s cost basis is adjusted, as appropriate for the circumstances. Additional information about other-than-temporary impairment losses is included herein under the heading “Capital.”

M&T’s share of the operating losses of BLG was $24 million in 2011, compared with $26 million in each of 2010 and 2009. The operating losses of BLG in the respective years resulted from the disruptions in the residential and commercial real estate markets and reflected provisions for losses associated with securitized loans and other loans held by BLG, loan servicing and other administrative costs, and in 2009 also reflected costs associated with severance and certain lease terminations incurred by BLG as it downsized its operations. The loan losses largely relate to loans in non-recourse securitization trusts that BLG consolidates in its financial statements. Under GAAP, such losses are required to be recognized by BLG despite the fact that many of the securitized loan losses will ultimately be borne by the underlying third party bond-holders. As these loan losses are realized through later foreclosure and still later sale of real estate collateral, the underlying bonds will be charged-down resulting in BLG’s future recognition of debt extinguishment gains. The timing of such debt extinguishment is largely dependent on the timing of loan workouts and collateral liquidations and given ongoing loan loss provisioning it is difficult to project when BLG will return to profitability. Despite the credit and liquidity disruptions that began in 2007, BLG had been successfully securitizing and selling significant volumes of small-balance commercial real estate loans until the first quarter of 2008. However, in response to the illiquidity in the marketplace since that time, BLG ceased its originations activities. As a result of past securitization activities, BLG is still entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings from its core mortgage origination and securitization activities. To this point, BLG’s affiliates have reinvested their earnings to generate additional servicing and asset management activities further contributing to the value of those affiliates that inures to the benefit of BLG and, ultimately, M&T. In 2011’s final quarter the Company recognized a $79 million other-than-temporary impairment charge related to M&T’s 20% investment in BLG. While the small business commercial real estate securitization market that BLG previously operated in continues to be stagnant, its affiliated asset management operations continue to grow and its business of managing capital in the distressed real estate market is performing well. Nevertheless, in consideration of the passage of time since M&T’s original investment in BLG in 2007, the prospects of ongoing loan losses at BLG and the inability to accurately predict the timing of potential distributions to M&T, management increased its estimate of the timeframe over which the Company could reasonably anticipate recovery of the recorded investment amount and concluded that the investment was other-than-temporarily impaired. That investment was written-down to its estimated fair value of $115 million. The impairment charge of $79 million was recorded in “other costs of operations.” In determining the fair value of M&T’s investment in BLG at December 31, 2011, the Company projected no further commercial mortgage origination and securitization activities by BLG. BLG, however, is entitled to receive, if and when made, cash distributions from affiliates, a portion of which is contractually required to be distributed to M&T. Specifically, cash flows related to mortgage assets held by BLG and its affiliates were estimated using various assumptions on future default and loss severities to arrive at an expected amount of cash flow that could be available for distribution. As of December 31, 2011, the weighted-average assumption of projected default percentage on the underlying mortgage loan collateral supporting those mortgage assets was 31% and the weighted-average loss severity assumption was 75%. With respect to projected value expected to be generated by the asset management and servicing operations of BLG’s affiliates, M&T developed estimates from company-provided forecasts of financial results and through discussions with their senior management pertaining to longer-term projections of growth in assets under management and asset servicing portfolios. M&T considered different scenarios of projected cash flows that could be generated by the asset management and servicing operations of BLG’s affiliates. M&T then discounted the various projections using discount rates that ranged from 8.0% to 12.5%. Those rates were generally determined by reference to returns required by investors in similar businesses. Based on the present values of those reasonably possible cash flows, the Company concluded that its investment in BLG (which includes the right to share in distributions from affiliates if and when made) had an estimated fair value of approximately $115 million. Information about the Company’s relationship with BLG and its affiliates is included in note 25 of Notes to Financial Statements.

Other revenues from operations totaled $497 million in 2011, up 40% from $355 million in 2010. Reflected in such revenues in 2011 were the $65 million gain realized on the acquisition of Wilmington Trust and the $55 million CDO litigation settlement, while the $28 million gain on the K Bank transaction was reflected in the 2010 total. Also contributing to the improvement in other revenues from operations in

2011 as compared with 2010 were increases in revenues from letter of credit and credit-related fees, merchant discount and credit card fees, and gains from the sale of previously leased equipment. Other revenues from operations were $325 million in 2009. Contributing to the 9% improvement from 2009 to 2010 were a $12 million rise in letter of credit and other credit-related fees and increases in merchant discount and credit card fees, underwriting and investment advisory fees, and other miscellaneous fees and revenues. Reflected in other revenues from operations in 2010 and 2009 were merger-related gains of $28 million and $29 million, respectively, related to the K Bank and Bradford transactions.

Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $130 million, $112 million and $100 million in 2011, 2010 and 2009, respectively. The increases in such fees from 2010 to 2011 and from 2009 to 2010 were due largely to higher income from providing letter of credit and loan syndication services. Tax-exempt income earned from bank owned life insurance aggregated $51 million in 2011, $50 million in 2010 and $49 million in 2009. Such income includes increases in cash surrender value of life insurance policies and benefits received. Revenues from merchant discount and credit card fees were $60 million in 2011, $46 million in 2010 and $40 million in 2009. The increased revenues in 2011 as compared with 2010 and in 2010 as compared with 2009 were largely attributable to higher transaction volumes related to merchant activity and usage of the Company’s credit card products. Insurance-related sales commissions and other revenues totaled $40 million in each of 2011 and 2010, and $42 million in 2009. Automated teller machine usage fees aggregated $19 million in each of 2011 and 2009, and $18 million in 2010.

Other Expense

Other expense aggregated $2.48 billion in 2011, compared with $1.91 billion in 2010 and $1.98 billion in 2009. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $62 million, $58 million and $64 million in 2011, 2010 and 2009, respectively, and merger-related expenses of $84 million in 2011, $771 thousand in 2010 and $89 million in 2009. Exclusive of those nonoperating expenses, noninterest operating expenses were $2.33 billion in 2011, $1.86 billion in 2010 and $1.83 billion in 2009. The increase in such expenses in 2011 as compared with 2010 was largely the result of the impact of the operations obtained in the Wilmington Trust acquisition, the impairment charge related to BLG, higher charitable contributions and higher FDIC assessments. The increase in noninterest operating expenses in 2010 as compared with 2009 was largely attributable to higher costs for professional services, advertising and promotion, occupancy expenses related to the acquired operations of Provident, and a $22 million reduction of the allowance for impairment of capitalized residential mortgage servicing rights in 2009. There was no change to that impairment allowance for the year ended December 31, 2010. Reflected in noninterest operating expenses in 2010 was the full-year impact of the acquired operations of Provident and Bradford. Partially offsetting the higher costs in 2010 were declines in expenses related to foreclosed real estate properties and FDIC assessments.

Salaries and employee benefits expense totaled $1.20 billion in 2011, compared with $1.00 billion in each of 2010 and 2009. The higher expense levels in 2011 as compared with 2010 were predominantly due to the operations obtained in the Wilmington Trust acquisition, but also reflect $16 million of merger-related salaries and employee benefits expenses comprised predominantly of severance for Wilmington Trust employees. When comparing 2010 with 2009, increased incentive compensation costs and the full-year impact of the 2009 acquisition transactions in 2010 were largely offset by a $10 million decline in merger- related salaries and employee benefits expenses that consisted predominantly of severance expense for Provident employees. Stock-based compensation totaled $56 million in 2011 and $54 million in each of 2010 and 2009. The number of full-time equivalent employees was 15,072 at December 31, 2011, compared with 12,802 and 13,639 at December 31, 2010 and 2009, respectively.

The Company provides pension and other postretirement benefits (including a retirement savings plan) for its employees. Expenses related to such benefits totaled $86 million in 2011, $66 million in 2010 and $60 million in 2009. The Company sponsors both defined benefit and defined contribution pension plans. Pension benefit expense for those plans was $53 million in 2011 (including approximately $9 million related to the Wilmington Trust acquisition), $38 million in 2010 and $32 million in 2009. Included in those amounts are $13 million in 2011, $14 million in 2010 and $11 million in 2009 for a defined contribution pension plan that the Company began on January 1, 2006. The increase in pension and other postretirement benefits expense in 2011 as compared with 2010 was predominantly due to the impact of the Wilmington Trust acquisition (as noted above) and the increase in amortization of actuarial losses accumulated in the defined benefit pension plans of approximately $7 million. The determination of pension expense and the recognition of net pension assets and liabilities for defined benefit pension plans requires management to make various assumptions that can significantly impact the actuarial calculations related thereto. Those assumptions include the expected long-term rate of return on plan assets, the rate of increase in future compensation levels and the discount rate. Changes in any of those assumptions will impact the Company’s pension expense. The expected long-term rate of return assumption is determined by taking into consideration asset allocations, historical returns on the types of assets held and current economic factors. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. The discount rate used by the Company to determine the present value of the Company’s future benefit obligations reflects specific market yields for a hypothetical portfolio of highly rated corporate bonds that would produce cash flows similar to the Company’s benefit plan obligations and the level of market interest rates in general as of the year-end. Other factors used to estimate the projected benefit obligations include actuarial assumptions for mortality rate, turnover rate, retirement rate and disability rate. Those other factors do not tend to change significantly over time. The Company reviews its pension plan assumptions annually to ensure that such assumptions are reasonable and adjusts those assumptions, as necessary, to reflect changes in future expectations. The Company utilizes actuaries and others to aid in that assessment.

The Company’s 2011 pension expense for its defined benefit plans was determined using the following assumptions: a long-term rate of return on assets of 6.50%; a rate of future compensation increase of 4.50%; and a discount rate of 5.25%. To demonstrate the sensitivity of pension expense to changes in the Company’s pension plan assumptions, 25 basis point increases in: the rate of return on plan assets would have resulted in a decrease in pension expense of $2 million; the rate of increase in compensation would have resulted in an increase in pension expense of $.2 million; and the discount rate would have resulted in a decrease in pension expense of $3 million. Decreases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentence. The accounting guidance for defined benefit pension plans reflects the long-term nature of benefit obligations and the investment horizon of plan assets, and has the effect of reducing expense volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments, in addition to various gains and losses resulting from changes in assumptions and investment returns which are different from that which was assumed. As of December 31, 2011, the Company had cumulative unrecognized actuarial losses of approximately $474 million that could result in an increase in the Company’s future pension expense depending on several factors, including whether such losses at each measurement date exceed ten percent of the greater of the projected benefit obligation or the market-related value of plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net unrealized losses had the effect of increasing the Company’s pension expense by approximately $21 million in 2011, $14 million in 2010 and $10 million in 2009.

GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit cost, are to be recognized as a component of other comprehensive income. As of December 31, 2011, the combined benefit obligations of the Company’s defined benefit postretirement plans exceeded the fair value of the assets of such plans by approximately $469 million. Of that amount, $254 million was related to qualified defined benefit plans that are periodically funded by the Company and $215 million related to non-qualified pension and other postretirement benefit plans that are generally not funded until benefits are paid. The Company was required to have a net pension and postretirement benefit liability for those plans that was at least equal to $469 million at December 31, 2011. Accordingly, as of December 31, 2011 the Company recorded an additional postretirement benefit liability of $457 million. After applicable tax effect, that additional liability reduced accumulated other comprehensive income (and thereby shareholders’ equity) by $278 million. The result of this was a year-over-year increase of $258 million to the additional minimum postretirement benefit liability from the $199 million recorded at December 31, 2010. After applicable tax effect, the $258 million increase in the additional required liability decreased accumulated other comprehensive income in 2011 by $157 million from the prior year-end amount of $121 million. The

$258 million increase to the liability was the result of losses that occurred during 2011 resulting from actual experience differing from actuarial assumptions and from changes in those assumptions. Those losses reflect a 100 basis point reduction in the discount rate used to measure the benefit obligations of the defined benefit plans at December 31, 2011 as compared with a year earlier, in addition to actual investment returns in the qualified defined benefit pension plan that were less than expected returns. In determining the benefit obligation for defined benefit postretirement plans the Company used a discount rate of 4.25% at December 31, 2011 and 5.25% at December 31, 2010. A 25 basis point decrease in the assumed discount rate as of December 31, 2011 to 4.00% would have resulted in increases in the combined benefit obligations of all defined benefit postretirement plans (including pension and other plans) of $59 million. Under that scenario, the minimum postretirement liability adjustment at December 31, 2011 would have been $516 million, rather than the $457 million that was actually recorded, and the corresponding after tax-effect charge to accumulated other comprehensive income at December 31, 2011 would have been $313 million, rather than the $278 million that was actually recorded. A 25 basis point increase in the assumed discount rate to 4.50% would have decreased the combined benefit obligations of all defined benefit postretirement plans by $57 million. Under this latter scenario, the aggregate minimum liability adjustment at December 31, 2011 would have been $400 million rather than the $457 million actually recorded and the corresponding after tax-effect charge to accumulated other comprehensive income would have been $243 million rather than $278 million. The Company was not required to make any contributions to its qualified defined benefit pension plan in 2011, 2010 or 2009. However, during 2011 the Company elected to make a cash contribution of $70 million and in 2009 the Company elected to contribute 900,000 shares of common stock of M&T having a then fair value of $44 million to such plan. The Company did not make any contributions to its qualified defined benefit pension plan in 2010. Information about the Company’s pension plans, including significant assumptions utilized in completing actuarial calculations for the plans, is included in note 12 of Notes to Financial Statements.

The Company also provides a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. RSP expense totaled $28 million in 2011, $25 million in 2010 and $24 million in 2009. Contributing to the increase from 2010 was the impact of the Wilmington Trust acquisition.

Expenses associated with the defined benefit and defined contribution pension plans and the RSP totaled $81 million in 2011, $62 million in 2010 and $56 million in 2009. Expense associated with providing medical and other postretirement benefits was $4 million in each of 2011, 2010 and 2009.

Excluding the nonoperating expense items already noted, nonpersonnel operating expenses totaled $1.14 billion in 2011, up 34% from $856 million in 2010. The increase in such expenses was largely attributable to the impact of the operations obtained in the Wilmington Trust acquisition, the impairment charge related to BLG, the charitable contribution and higher FDIC assessments. Nonpersonnel operating expenses were $835 million in 2009. Contributing to the increase from 2009 to 2010 were higher costs for professional services, advertising and promotion, occupancy expenses related to the full-year impact of the acquired operations of Provident, and a $22 million reduction of the allowance for impairment of capitalized residential mortgage servicing rights in 2009. There was no change in such impairment allowance in 2010. Partially offsetting the factors described above were decreased costs related to foreclosed real estate properties and FDIC assessments in 2010.

Income Taxes

The provision for income taxes was $365 million in 2011, compared with $357 million in 2010 and $139 million in 2009. The effective tax rates were 29.8%, 32.6% and 26.8% in 2011, 2010 and 2009, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items. For example, the recognition of the non-taxable gain of $65 million on the Wilmington Trust acquisition served to lower the effective tax rate in 2011. Income taxes in 2011 also reflect the resolution of previously uncertain tax positions that allowed the Company to reduce its accrual for income taxes in total by $12 million. Excluding the impact of (i) the non-taxable gain of $65 million on the Wilmington Trust acquisition and (ii) the $12 million accrual reversal related to the resolution with taxing authorities of previously uncertain tax positions, the Company’s effective tax rate for 2011 would have been

32.5%. The lower effective tax rate in 2009 was largely due to that year’s lower pre-tax income relative to the amounts of tax-exempt income and other permanent differences that impact the effective tax rate.

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

International Activities

The Company’s net investment in international assets totaled $160 million at December 31, 2011 and $113 million at December 31, 2010. Such assets included $128 million and $107 million, respectively, of loans to foreign borrowers. Deposits in the Company’s branch in the Cayman Islands totaled $356 million at December 31, 2011 and $1.6 billion at December 31, 2010. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable. M&T Bank opened a full-service commercial branch in Ontario, Canada during the second quarter of 2010. Loans and deposits at that branch as of December 31, 2011 were $116 million and $14 million, respectively, compared with $63 million and $4 million, respectively, at December 31, 2010. As a result of the Wilmington Trust acquisition, the Company offers trust-related services through its CCS business in Europe and the Cayman Islands. Revenues from providing such services during 2011 were approximately $15 million.

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

Core deposits have historically been the most significant funding source for the Company and are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of acquisitions and expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits financed 83% of the Company’s earning assets at December 31, 2011, compared with 77% and 72% at December 31, 2010 and 2009, respectively. The increases in the amount of earning assets financed by core deposits at the 2011 and 2010 year-ends as compared with December 31, 2009 reflect higher levels of core deposits, largely due to higher noninterest-bearing deposits, that have allowed the Company to reduce short-term and long-term borrowings. Additionally, as of December 31, 2010 the Company changed its definition of core deposits to include time deposits below $250,000, as already noted, to reflect a provision in the Dodd-Frank Act which permanently increased the maximum amount of FDIC insurance for financial institutions to $250,000 per depositor. That maximum had been $100,000 per depositor until 2009, when it was temporarily raised to $250,000 through 2013. The impact of including time deposits with balances of $100,000 to $250,000 added $1.0 billion to the Company’s core deposits total at December 31, 2010.

The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, Cayman Islands branch deposits and borrowings from the FHLBs and others. At December 31, 2011, M&T Bank had short-term and long-term credit facilities with the FHLBs aggregating $9.0 billion. Outstanding borrowings under FHLB credit facilities totaled $1.4 billion and $2.9 billion at December 31, 2011 and 2010, respectively. Such borrowings were secured by loans and investment securities. M&T Bank and Wilmington Trust, N.A. had available lines of credit with the Federal Reserve Bank of New York that totaled approximately $10.0 billion at December 31, 2011. The amounts of those lines are dependent upon the balances of loans and securities pledged as collateral. There were no borrowings outstanding under such lines of credit at December 31, 2011 or December 31, 2010.

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

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings were $590 million and $826 million at December 31, 2011 and 2010, respectively. In general, those borrowings were unsecured and matured on the next business day. As previously noted, Cayman Islands branch deposits and brokered certificates of deposit have been used by the Company as an alternative to short-term borrowings. Cayman Islands branch deposits also generally mature on the next business day and totaled $356 million and $1.6 billion at December 31, 2011 and 2010, respectively. Outstanding brokered time deposits at December 31, 2011 and December 31, 2010 were $1.0 billion and $485 million, respectively. Brokered time deposits assumed in the Wilmington Trust transaction aggregated $1.4 billion at the acquisition date. At December 31, 2011, the weighted-average remaining term to maturity of brokered time deposits was 12 months. Certain of these brokered deposits have provisions that allow for early redemption. The Company also has brokered NOW and brokered money-market deposit accounts which aggregated $1.1 billion and $1.3 billion at December 31, 2011 and 2010, respectively.

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

Table 15

DEBT RATINGS

	Moody’s	Standard and Poor’s	Fitch
M&T Bank Corporation
Senior debt	A3	A–	A–
Subordinated debt	Baa1	BBB+	BBB+
M&T Bank
Short-term deposits	Prime-1	A-1	F1
Long-term deposits	A2	A	A
Senior debt	A2	A	A–
Subordinated debt	A3	A–	BBB+

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $40 million and $107 million at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the VRDBs outstanding backed by M&T Bank letters of credit totaled $1.9 billion and $2.0 billion, respectively. M&T Bank also serves as remarketing agent for most of those bonds.

Table 16

MATURITY DISTRIBUTION OF SELECTED LOANS(a)

December 31, 2011	Demand	2012	2013-2016	After 2016
	(In thousands)
Commercial, financial, etc.	$5,530,626	$2,495,054	$5,553,656	$687,104
Real estate — construction	384,908	1,483,226	1,749,037	194,509

Total	$5,915,534	$3,978,280	$7,302,693	$881,613

Floating or adjustable interest rates			$5,156,210	$482,671
Fixed or predetermined interest rates			2,146,482	398,942

Total			$7,302,692	$881,613

(a)	The data do not include nonaccrual loans.

The Company enters into contractual obligations in the normal course of business which require future cash payments. The contractual amounts and timing of those payments as of December 31, 2011 are summarized in table 17. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 21 of Notes to Financial Statements. Table 17 summarizes the Company’s other commitments as of December 31, 2011 and the timing of the expiration of such commitments.

Table 17

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

December 31, 2011	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(In thousands)
Payments due for contractual obligations
Time deposits	$4,433,005	$1,339,617	$317,632	$17,276	$6,107,530
Deposits at Cayman Islands office	355,927	—	—	—	355,927
Federal funds purchased and agreements to repurchase securities	732,059	—	—	—	732,059
Other short-term borrowings	50,023	—	—	—	50,023
Long-term borrowings	1,671,734	679,906	808,935	3,525,651	6,686,226
Operating leases	81,168	138,851	95,227	128,505	443,751
Other	57,920	40,561	13,256	9,994	121,731

Total	$7,381,836	$2,198,935	$1,235,050	$3,681,426	$14,497,247

Other commitments
Commitments to extend credit	$8,321,918	$4,616,772	$3,899,525	$3,305,864	$20,144,079
Standby letters of credit	1,771,705	1,416,914	571,940	169,712	3,930,271
Commercial letters of credit	20,993	23,988	—	—	44,981
Financial guarantees and indemnification contracts	55,297	253,799	329,923	1,264,235	1,903,254
Commitments to sell real estate loans	628,384	7,515	—	—	635,899

Total	$10,798,297	$6,318,988	$4,801,388	$4,739,811	$26,658,484

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of the test, approximately $1.0 billion at December 31, 2011 was available for payment of dividends to M&T from banking subsidiaries. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures are included in note 9 of Notes to Financial Statements. The $300 million of 5.375% senior notes of M&T that were issued in 2007 mature in 2012. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at December 31, 2011. A similar $30 million line of credit was entirely available for borrowing at December 31, 2010.

Table 18

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

December 31, 2011	One Year or Less	One to Five Years	Five to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Investment securities available for sale(a)
U.S. Treasury and federal agencies
Carrying value	$36,988	$33,251	$484	$—	$70,723
Yield	.70%	1.92%	2.91%	—	1.29%
Obligations of states and political subdivisions
Carrying value	14,693	7,911	5,489	12,176	40,269
Yield	1.04%	6.64%	5.79%	1.68%	2.98%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	238,394	701,531	838,299	2,743,009	4,521,233
Yield	3.51%	3.49%	3.48%	3.50%	3.49%
Privately issued residential
Carrying value	30,361	133,538	185,329	787,028	1,136,256
Yield	3.50%	3.42%	3.47%	3.52%	3.50%
Privately issued commercial
Carrying value	—	—	—	15,029	15,029
Yield	—	—	—	.22%	.22%
Other debt securities
Carrying value	501	10,815	8,648	209,381	229,345
Yield	.26%	6.62%	7.80%	3.57%	3.87%
Equity securities
Carrying value	—	—	—	—	215,705
Yield	—	—	—	—	.36%

Total investment securities available for sale
Carrying value	320,937	887,046	1,038,249	3,766,623	6,228,560
Yield	3.06%	3.49%	3.52%	3.49%	3.36%

Investment securities held to maturity
Obligations of states and political subdivisions
Carrying value	29,133	27,717	129,160	2,670	188,680
Yield	4.30%	5.63%	5.43%	24.24%	5.55%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	44,900	165,991	253,419	144,223	608,533
Yield	3.09%	3.09%	3.09%	3.09%	3.09%
Privately issued
Carrying value	21,539	64,950	85,484	96,669	268,642
Yield	2.99%	3.01%	2.77%	3.04%	2.94%
Other debt securities
Carrying value	—	—	—	11,853	11,853
Yield	—	—	—	5.08%	5.08%

Total investment securities held to maturity
Carrying value	95,572	258,658	468,063	255,415	1,077,708
Yield	3.44%	3.34%	3.68%	3.38%	3.51%

Other investment securities	—	—	—	—	366,886

Total investment securities
Carrying value	$416,509	$1,145,704	1,506,312	4,022,038	7,673,154
Yield	3.15%	3.46%	3.57%	3.48%	3.22%

(a)	Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.

(b)	Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

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

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2011, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $900 million. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Net Interest Income/Lending and Funding Activities” and in note 18 of Notes to Financial Statements.

Table 19

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS

WITH BALANCES OF $100,000 OR MORE

December 31, 2011
(In thousands)
Under 3 months	$435,099
3 to 6 months	224,487
6 to 12 months	340,231
Over 12 months	325,480

Total	$1,325,297

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

Table 20 displays as of December 31, 2011 and 2010 the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

Table 20

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income December 31
Changes in Interest Rates	2011	2010
	(In thousands)
+ 200 basis points	$117,826	$67,255
+ 100 basis points	64,103	35,594
– 100 basis points	(62,055)	(40,760)
– 200 basis points	(83,369)	(61,720)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in rates during a twelve-month period of 100 and 200 basis points, as compared with the assumed base scenario. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. The changes to projected net interest income resulting from rising interest rates at December 31, 2011 as compared with December 31, 2010 were predominantly due to the acquisition of Wilmington Trust. The most significant of those changes related to the rising interest rate scenarios and were largely due to the addition of variable rate commercial loans and commercial real estate loans that had been funded by Wilmington Trust using core deposits and fixed rate brokered time deposits. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table are not considered significant to the Company’s past or projected net interest income.

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

Table 21

CONTRACTUAL REPRICING DATA

December 31, 2011	Three Months or Less	Four to Twelve Months	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Loans and leases, net	$33,303,311	$5,236,568	$12,459,194	$9,096,932	$60,096,005
Investment securities	1,423,396	179,158	235,065	5,835,535	7,673,154
Other earning assets	256,796	600	100	—	257,496

Total earning assets	34,983,503	5,416,326	12,694,359	14,932,467	68,026,655

NOW accounts	1,912,226	—	—	—	1,912,226
Savings deposits	31,001,083	—	—	—	31,001,083
Time deposits	1,536,254	2,896,751	1,657,249	17,276	6,107,530
Deposits at Cayman Islands office	350,301	5,626	—	—	355,927

Total interest-bearing deposits	34,799,864	2,902,377	1,657,249	17,276	39,376,766

Short-term borrowings	782,082	—	—	—	782,082
Long-term borrowings	1,652,710	670,210	1,485,781	2,877,525	6,686,226

Total interest-bearing liabilities	37,234,656	3,572,587	3,143,030	2,894,801	46,845,074

Interest rate swaps	(900,000)	—	500,000	400,000	—

Periodic gap	$(3,151,153)	$1,843,739	$10,051,329	$12,437,666
Cumulative gap	(3,151,153)	(1,307,414)	8,743,915	21,181,581
Cumulative gap as a % of total earning assets	(4.6)%	(1.9)%	12.9%	31.1%

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

The notional amounts of interest rate contracts entered into for trading purposes aggregated $13.9 billion at December 31, 2011 and $12.8 billion at December 31, 2010. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes totaled $1.4 billion and $769 million at December 31, 2011 and 2010, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of trading account assets and liabilities were $562 million and $435 million, respectively, at December 31, 2011 and $524 million and $333 million, respectively, at December 31, 2010. Included in trading account assets at December 31, 2011 and 2010 were $34 million and $35 million, respectively, of assets related to deferred compensation plans. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at December 31, 2011 and 2010 were $32 million and $36 million, respectively, of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

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

Capital

Shareholders’ equity was $9.3 billion at December 31, 2011 and represented 11.90% of total assets, compared with $8.4 billion or 12.29% at December 31, 2010 and $7.8 billion or 11.26% at December 31, 2009.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $865 million at December 31, 2011 and $741 million at December 31, 2010. That preferred stock balance included $365 million and $714 million at December 31, 2011 and 2010, respectively, for Series A and Series C Fixed Rate Cumulative Perpetual Preferred Stock issued to the U.S. Treasury as part of the Troubled Asset Relief Program — Capital Purchase Program. The redemption value of such preferred stock was $381.5 million and $751.5 million at December 31, 2011 and 2010, respectively. The Series A preferred stock and warrants to issue M&T common stock were issued in 2008 for $600 million. During the second quarter of 2011, M&T redeemed $370 million of the Series A preferred stock. The financial statement value of the outstanding Series A preferred stock was $224 million at December 31, 2011 and $579 million at December 31, 2010. The Series C preferred stock represents a $151.5 million issuance to the U.S. Treasury by Provident that was converted into M&T preferred stock and warrants to purchase M&T common stock upon M&T’s acquisition of Provident on May 23, 2009. The financial statement carrying value of the Series C preferred stock was $140 million at December 31, 2011 and $135 million at December 31, 2010. The Series A and Series C preferred stock pay quarterly cumulative cash dividends of 5% per annum for five years after the initial 2008 issuance dates and 9% per annum thereafter. That preferred stock is redeemable at the option of M&T, subject to regulatory approval. M&T also obtained another series of preferred stock as part of the Provident acquisition that was converted to $26.5 million of M&T Series B Mandatory Convertible Non-Cumulative Preferred Stock, liquidation preference of $1,000 per share. The Series B preferred stock paid quarterly dividends at a rate of 10% per annum. In accordance with their terms, on April 1, 2011, the 26,500 shares of the Series B preferred stock converted into 433,144 shares of M&T common stock. Further information concerning M&T’s preferred stock can be found in note 10 of Notes to Financial Statements.

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

Common shareholders’ equity was $8.4 billion, or $66.82 per share, at December 31, 2011, compared with $7.6 billion, or $63.54 per share, at December 31, 2010 and $7.0 billion, or $59.31 per share, at December 31, 2009. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $37.79 at December 31, 2011, compared with $33.26 and $28.27 at December 31, 2010 and 2009, respectively. The Company’s ratio of tangible common equity to tangible assets was 6.40% at December 31, 2011, compared with 6.19% and 5.13% at December 31, 2010 and December 31, 2009, respectively. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of December 31, 2011, 2010 and 2009 are presented in table 2. During 2011, 2010 and 2009, the ratio of average total shareholders’ equity to average total assets was 12.17%, 11.85% and 10.79%, respectively. The ratio of average common shareholders’ equity to average total assets was 11.09%, 10.77% and 9.81% in 2011, 2010 and 2009, respectively.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on available-for-sale investment securities, net of applicable tax effect, were $78 million, or $.62 per common share, at December 31, 2011, compared with net unrealized losses of $85 million, or $.71 per common share, at December 31, 2010, and $220 million, or $1.86 per common share, at December 31, 2009. Such unrealized losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale, including the remaining unamortized unrealized losses on investment securities that have been transferred to held-to-maturity classification. Information about unrealized gains and losses as of December 31, 2011 and 2010 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized losses at December 31, 2011 were pre tax-effect unrealized losses of $294 million on available-for-sale investment securities with an amortized cost of $1.6 billion and pre-tax effect unrealized gains of $210 million on securities with an amortized cost of $4.7 billion. The pre-tax effect unrealized losses reflect $239 million of losses on privately issued mortgage-backed securities with an amortized cost of $1.3 billion and an estimated fair value of $1.0 billion (considered Level 3 valuations) and $44 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $189 million and an estimated fair value of $145 million (generally considered Level 2 valuations).

The Company’s privately issued residential mortgage-backed securities classified as available for sale are generally collateralized by prime and Alt-A residential mortgage loans as depicted in table 22. Information in the table is as of December 31, 2011. As with any accounting estimate or other data, changes in fair values and investment ratings may occur at any time.

Table 22

PRIVATELY ISSUED MORTGAGE-BACKED SECURITIES CLASSIFIED AS AVAILABLE FOR SALE (a)

				As a Percentage of Carrying Value
Collateral Type	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	AAA Rated	Investment Grade	Senior Tranche	Credit Enhance- ment (b)	Current Payment Status (c)
	(Dollars in thousands)
Investment Securities Available for Sale:
Residential Mortgage Loans
Prime — Fixed	$59,614	$64,289	$4,675	43%	64%	99%	5%	97%
Prime — Hybrid ARMs	1,164,764	971,088	(193,676)	—	36	95	7	79
Alt-A — Hybrid ARMs	132,062	89,168	(42,894)	—	13	89	9	88
Other	12,931	11,711	(1,220)	—	—	70	24	87

Subtotal	1,369,371	1,136,256	(233,115)	2%	35%	95%	7%	81%

Commercial Mortgage Loans	17,679	15,029	(2,650)	23%	100%	100%	100%	100%

Total Investment Securities Available for Sale	1,387,050	1,151,285	(235,765)	3%	36%	95%	8%	81%

Investment Securites Held to Maturity:
Residential and Commercial Mortgage Loans	268,642	169,502	(99,140)	37%	37%	88%	22%	100%

Total	$1,655,692	$1,320,787	$(334,905)	7%	36%	94%	11%	84%

(a)	All information is as of December 31, 2011.

(b)	Weighted-average credit enhancement is calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure.

(c)	Represents percentage of amortized cost related to bonds for which the full amount of all contractually required principal and interest payments expected at acquisition continue to be received.

Reflecting the credit stress associated with residential mortgage loans, trading activity for privately issued mortgage-backed securities has been dramatically reduced. In estimating values for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Because of the reduced activity and lack of observable valuation inputs, the Company considers the estimated fair value associated with its holdings of privately issued mortgage-backed securities to be Level 3 valuations. To assist in the determination of fair value for its privately issued mortgage-backed securities, the Company engaged two independent pricing sources at December 31, 2011 and 2010. GAAP provides guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. In consideration of that guidance, the Company performed internal modeling to estimate the cash flows and fair value of privately issued residential mortgage-backed securities with an amortized cost basis of $1.3 billion at December 31, 2011 and $1.5 billion at December 31, 2010. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds. In estimating those cash flows, the Company used conservative assumptions as to future delinquency, default and loss rates in order to mitigate exposure that might be attributable to the risk that actual future credit losses could exceed assumed credit losses. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities. To determine the most representative fair value for those bonds under current market conditions, the Company computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. The average weight placed on internal model valuations at December 31, 2011 was 34%, compared with a 66% weighting on valuations provided by the independent sources. Further information concerning the Company’s valuations of privately issued mortgage-backed securities can be found in note 20 of Notes to Financial Statements.

During 2011 the Company recognized $77 million (pre-tax) of other-than-temporary impairment losses including $65 million related to privately issued residential mortgage-backed securities and $12 million related to commercial mortgage-backed CMOs. In assessing impairment losses for debt securities, the Company performed internal modeling to estimate bond-specific cash flows, which considered the placement of the bond in the overall securitization structure and the remaining levels of subordination.

For privately issued residential mortgage-backed securities, the model utilized assumptions about the underlying performance of the mortgage loan collateral considering recent collateral performance and future assumptions regarding default and loss severity. At December 31, 2011, projected model default percentages on the underlying mortgage loan collateral ranged from 2% to 36% and loss severities ranged from 27% to 78%. For bonds in which the Company has recognized an other-than-temporary impairment charge, the weighted-average percentage of default collateral was 23% and the weighted-average loss severity was 51%. For bonds without other-than-temporary impairment losses, the weighted-average default percentage and loss severity were 12% and 41%, respectively. Underlying mortgage loan collateral cash flows, after considering the impact of estimated credit losses, were distributed by the model to the various securities within the securitization structure to determine the timing and extent of losses at the bond-level, if any. Despite continuing high levels of delinquencies and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of individual bonds, the Company has concluded that as of December 31, 2011 its remaining privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in 2012 and later years that could impact the Company’s conclusions. For example, a 10% increase in the estimated default rate assumption and a 10% increase in the severity rate assumption would have increased the other-than-temporary impairment charge recognized by the Company for the year ended December 31, 2011 by $36 million. Management has modeled cash flows from privately issued mortgage-backed securities under various scenarios and has concluded that even if home price depreciation and current delinquency trends persist for an extended period of time, the Company’s principal losses on its privately issued mortgage-backed securities would be substantially less than their current fair valuation losses. Information comparing the amortized cost and fair value of investment securities is included in note 3 of Notes to Financial Statements. The Company’s model as described above uses projected default and loss severity assumptions. Information on the current credit enhancement and current payment status of privately issued mortgage-backed securities at December 31, 2011 is included in table 22.

Similar to its evaluation of available-for-sale privately issued mortgage-backed securities, the Company assessed impairment losses on privately issued CMOs in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows, which considered the placement of the bond in the overall securitization structure and the remaining subordination levels. As a result of its assessment, the Company recognized $12 million of other-than-temporary impairment losses related to privately issued CMOs in the held-to-maturity portfolio during 2011. In total, at December 31, 2011 and 2010, the Company had in its held-to-maturity portfolio privately issued CMOs with an amortized cost basis of $269 million and $313 million, respectively, and a fair value of $170 million and $198 million, respectively.

At December 31, 2011, the Company also had net pre-tax unrealized losses of $31 million on $229 million of trust preferred securities issued by financial institutions, securities backed by trust preferred securities, and other debt securities (reflecting $9 million of unrealized gains on $52 million of securities using a Level 3 valuation). Net pre-tax unrealized gains of $5 million existed on $410 million of such securities at December 31, 2010. After evaluating the expected repayment performance of those bonds the Company did not recognize any other-than-temporary impairment losses related to those securities during 2011.

As previously described, during 2010 the Company recognized $86 million (pre-tax) of other-than-temporary losses, including $63 million related to privately issued residential mortgage-backed securities, $6 million related to securities backed largely by trust preferred securities issued by financial institutions, $5 million related to commercial mortgage-backed CMOs and $12 million related to AIB ADSs. During 2009 the Company recognized $138 million (pre-tax) of other-than-temporary losses, including $128 million of which related to privately issued mortgage-backed securities and $10 million related to securities backed largely by trust preferred securities issued by financial institutions.

As of December 31, 2011, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of the privately issued mortgage-backed securities and other securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any additional other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 20 of the Notes to Financial Statements.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $278 million, or $2.21 per common share, at December 31, 2011, $121 million, or $1.01 per common share, at December 31, 2010, and $117 million, or $.99 per common share, at December 31, 2009. The increase in such adjustment at December 31, 2011 as compared with December 31, 2010 was predominantly the result of a 100 basis point reduction in the discount rate used to measure the benefit obligations of the defined benefit plans at December 31, 2011 as compared with a year earlier and actual investment returns in the qualified defined benefit pension plan that were less than expected returns. Information about the funded status of the Company’s pension and other postretirement benefit plans is included in note 12 of Notes to Financial Statements.

Cash dividends declared on M&T’s common stock totaled $350 million in 2011, compared with $336 million and $327 million in 2010 and 2009, respectively. Dividends per common share totaled $2.80 in each of 2011, 2010 and 2009. During 2011, cash dividends of $28 million, or $50.00 per share, were declared and paid to the U.S. Treasury on M&T’s Series A ($20 million) and Series C ($8 million) Preferred Stock. Similar dividends of $38 million and $31 million were declared and paid in 2010 and 2009, respectively. Cash dividends of $1 million, $3 million and $1 million ($41.67 per share, $100.00 per share and $50.00 per share) were declared and paid during 2011, 2010 and 2009, respectively, on M&T’s Series B Preferred Stock. Cash dividends of $19 million ($372.40 share) were declared and paid during 2011 on M&T’s Series D Non-Cumulative Preferred Stock.

The Company did not repurchase any of its common stock in 2011, 2010 or 2009.

Federal regulators generally require banking institutions to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. At December 31, 2011, Tier 1 capital included $1.1 billion of trust preferred securities as described in note 9 of Notes to Financial Statements and total capital further included $1.7 billion of subordinated capital notes. Pursuant to the Dodd-Frank Act, trust preferred securities will be phased-out of the definition of Tier 1 capital of bank holding companies. The capital ratios of the Company and its banking subsidiaries as of December 31, 2011 and 2010 are presented in note 23 of Notes to Financial Statements.

Fourth Quarter Results

Net income during the fourth quarter of 2011 declined 28% to $148 million from $204 million in the year-earlier quarter. Diluted and basic earnings per common share were each $1.04 in the final 2011 quarter, 35% below $1.59 of diluted and basic earnings per common share in the corresponding quarter of 2010. On an annualized basis, the rates of return on average assets and average common shareholders’ equity for the recently completed quarter were .75% and 6.12%, respectively, compared with 1.18% and 10.03%, respectively, in the fourth quarter of 2010.

Net operating income totaled $168 million in the recent quarter, compared with $196 million in the fourth quarter of 2010. Diluted net operating earnings per common share were $1.20 in the fourth quarter of 2011, compared with $1.52 in the year-earlier quarter. The annualized net operating returns on average tangible assets and average tangible common equity in the final quarter of 2011 were .89% and 12.36%, respectively, compared with 1.20% and 18.43%, respectively, in the corresponding quarter of 2010. Core deposit and other intangible asset amortization, after tax effect, totaled $10 million and $8 million in the fourth quarters of 2011 and 2010 ($.08 and $.07 per diluted common share), respectively. The after-tax impact of merger-related expenses associated with the Wilmington Trust acquisition was $10 million ($16 million pre-tax) or $.08 of diluted earnings per common share in the fourth quarter of 2011. The after-tax impact of merger-related expenses and the gain associated with the K Bank acquisition transaction totaled to a net gain of $16 million ($27 million pre-tax) or $.14 of diluted earnings per common share in the last quarter of 2010. Reconciliations of GAAP results with non-GAAP results for the quarterly periods of 2011 and 2010 are provided in table 24.

Taxable-equivalent net interest income rose 8% to $625 million in the recent quarter from $580 million in the fourth quarter of 2010. That growth reflects a 15% increase in average earning assets partially offset by a 25 basis point narrowing of the Company’s net interest margin. Average earning assets in the fourth quarter of 2011 totaled $68.8 billion, up from $59.7 billion in the year-earlier quarter. That growth resulted from higher average loans and leases, which rose 16% to $59.1 billion in the recent quarter from $51.1 billion in 2010’s final quarter, and higher interest-bearing deposits at banks, predominantly balances held at the Federal Reserve Bank of New York. Average commercial loan and lease balances were $15.4 billion in the recent quarter, up $2.4 billion or 18% from $13.0 billion in the fourth quarter of 2010. Commercial real estate loans averaged $24.1 billion in the fourth quarter of 2011, up $3.5 billion from $20.6 billion in the year-earlier quarter. Average residential real estate loans outstanding rose 27% or $1.6 billion to $7.5 billion in the recent quarter from $5.9 billion in the fourth quarter of 2010. Included in the residential real estate loan portfolio were loans held for sale, which averaged $233 million and $556 million in the fourth quarters of 2011 and 2010, respectively. Consumer loans averaged $12.1 billion in the recent quarter, up $503 million, or 4%, from $11.6 billion in the final 2010 quarter. The most significant factor for the growth in average loans outstanding in the recent quarter as compared with the fourth quarter of 2010 was the Wilmington Trust acquisition. Loans associated with Wilmington Trust totaled $6.4 billion on the May 16, 2011 acquisition date, consisting of approximately $1.4 billion of commercial loans and leases, $3.2 billion of commercial real estate loans, $680 million of residential real estate loans and $1.1 billion of consumer loans. Also contributing to the rise in average residential real estate loans was the impact of the Company retaining for portfolio a large portion of loans originated since October 1, 2010. Total loans increased $1.7 billion to $60.1 billion at December 31, 2011 from $58.4 billion at September 30, 2011. That growth was largely attributable to increases in commercial loans, commercial real estate loans and residential real estate loans. The yield on earning assets declined to 4.17% in the fourth quarter of 2011 from 4.58% in the year-earlier quarter. The rate paid on interest-bearing liabilities declined 15 basis points to .82% in the recently completed quarter from .97% in the similar 2010 quarter. The resulting net interest spread was 3.35% in the fourth quarter of 2011, down 26 basis points from 3.61% in the final quarter of 2010. That decline was largely due to lower interest rates earned on loans and investment securities. The contribution of net interest-free funds to the Company’s net interest margin was .25% in the recent quarter, compared with .24% in the year-earlier quarter. As a result, the Company’s net interest margin narrowed to 3.60% in the final 2011 quarter from 3.85% in the corresponding 2010 quarter.

The provision for credit losses was $74 million in the three-month period ended December 31, 2011, compared with $85 million in the year-earlier period. Net charge-offs of loans were $74 million in the final quarter of 2011, representing an annualized .50% of average loans and leases outstanding, compared with $77 million or .60% during the fourth quarter of 2010. Net charge-offs included: residential real estate loans of $13 million in the recently completed quarter, compared with $15 million a year earlier; loans to builders and developers of residential real estate properties of $25 million, compared with $22 million in the fourth quarter of 2010; other commercial real estate loans of $2 million, compared with $13 million a year earlier; commercial loans of $11 million, compared with $5 million in 2010; and consumer loans of $23 million, compared with $22 million in the prior year’s fourth quarter.

Other income aggregated $398 million in the recent quarter, up 39% from $287 million in the year-earlier quarter. Net losses on investment securities (including other-than-temporary impairment charges) were $25 million during the fourth quarter of 2011, compared with $27 million in the year-earlier quarter. The losses were predominantly due to other-than-temporary impairment charges related to certain of the Company’s privately issued mortgage-backed securities. Other income in the fourth quarter of 2011 included the $55 million litigation settlement related to the Company’s purchase of certain CDOs during 2007. Reflected in other income for the fourth quarter of 2010 was the $28 million gain recorded on the K Bank acquisition transaction. Excluding net losses on investment securities, the CDO litigation settlement and the merger-related gain from the respective quarters, other income was $368 million during 2011’s fourth quarter, up 29% from $286 million in the year-earlier quarter. The most significant contributor to the rise in other income was higher trust income of $83 million, which was the result of the Wilmington Trust acquisition. Also contributing to the improvement were higher residential mortgage banking revenues, due to increased servicing fees, and merchant discount and credit card fees. Those positive factors were partially offset by declines in fees for providing consumer deposit account services, resulting from the Durbin Amendment to the Dodd-Frank Act, and trading account and foreign exchange gains.

Other expense in the fourth quarter of 2011 totaled $740 million, compared with $469 million in the year-earlier quarter. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $17 million and $13 million in the final quarters of 2011 and 2010, respectively, and merger-related expenses of $16 million and $771 thousand in the three-month periods ended December 31, 2011 and 2010, respectively. Exclusive of those nonoperating expenses, noninterest operating expenses were $706 million in the fourth quarter of 2011, compared with $455 million in the year-earlier quarter. The most significant factors for the higher level of operating expenses in the recent quarter as compared with the fourth quarter of 2010 were the impact of the operations obtained in the May 16, 2011 Wilmington Trust acquisition, the previously noted $79 million impairment charge related to BLG, the $30 million charitable contribution and an increase in FDIC assessments that was largely attributable to a regulatory mandated change in the assessment methodology. The Company’s efficiency ratio during the fourth quarter of 2011 and 2010 was 67.4% and 52.5%, respectively. Table 24 includes a reconciliation of other expense to noninterest operating expense and the calculation of the efficiency ratio for each of the quarters of 2011 and 2010.

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

The Business Banking segment provides a wide range of services to small businesses and professionals through the Company’s branch network, business banking centers and other delivery channels such as telephone banking, Internet banking and automated teller machines within markets served by the Company. Services and products offered by this segment include various business loans and leases, including loans guaranteed by the Small Business Administration, business credit cards, deposit products, and financial services such as cash management, payroll and direct deposit, merchant credit card and letters of credit. Net income for the Business Banking segment improved 24% to $123 million in 2011 from $99 million in 2010. That increase reflects a $29 million decline in the provision for credit losses, the result of lower net charge-offs of loans, and higher net interest income of $19 million that resulted from increases of $1.1 billion and $358 million in the average balances of deposits and loans, respectively, including the impact of the Wilmington Trust acquisition. The effect of higher average balances was offset, in part, by a 39 basis point narrowing of the net interest margin on deposits. Net income contributed by the Business Banking segment totaled $124 million in 2009. The 21% decline in net income in 2010 as compared with 2009 was predominantly due to a $33 million increase in the provision for credit losses, the result of increased net charge-offs of loans.
The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, mainly within the markets served by the Company. Services provided by this segment include commercial lending and leasing, letters of credit, deposit products, and cash management services. The Commercial Banking segment earned $369 million in 2011, up 18% from $314 million in 2010. The increase in net income in 2011 as compared with 2010 reflects a $73 million rise in net interest income largely due to higher average loan and deposit balances of $2.2 billion and $1.7 billion, respectively, (including the impact of the Wilmington Trust acquisition) partially offset by a 19 basis point narrowing of the net interest margin on deposit balances. Also contributing to the higher net income were an $18 million decline in the provision for credit losses, the result of lower net charge-offs of loans, and higher credit-related fees of $15 million, including fees earned for providing loan syndication services. Partially offsetting those favorable factors were increased personnel costs of $8 million and higher FDIC assessments of $6 million. Net income for the Commercial Banking segment totaled $239 million in 2009. The 31% increase in net income in 2010 as compared with 2009 was due to a $60 million reduction in the provision for credit losses, the result of lower net loan charge-offs, as well as a $51 million rise in net interest income, due to a $2.0 billion increase in average deposit balances and a 26 basis point widening of the net interest margin on loans.

The Commercial Real Estate segment provides credit and deposit services to its customers. Real estate securing loans in this segment is generally located in the New York City metropolitan area, upstate New York, Pennsylvania, Maryland, the District of Columbia, Delaware, Virginia, West Virginia, and the northwestern portion of the United States. Commercial real estate loans may be secured by apartment/multifamily buildings; office, retail and industrial space; or other types of collateral. Activities of this segment also include the origination, sales and servicing of commercial real estate loans through the Fannie Mae DUS program and other programs. Net income for the Commercial Real Estate segment improved 18% to $240 million in 2011 from $203 million in 2010. That increase reflects a higher net interest income of $84 million, due to increases of $1.8 billion and $488 million of average loan and deposit balances, respectively, (including the impact of the Wilmington Trust acquisition) and a 22 basis point widening of the net interest margin on loans, as well as a $16 million decline in net foreclosure-related expenses. Partially offsetting those favorable factors were higher FDIC assessments of $23 million, a $13 million increase in the provision for credit losses, the result of higher net charge-offs of loans, and increased personnel costs of $8 million. Net income for the Commercial Real Estate segment in 2010 rose 31% from $155 million in 2009. That improvement can be attributed to the following factors: a $39 million decline in the provision for credit losses, the result of lower net charge-offs of loans; a $38 million increase in net interest income; and higher revenues from mortgage banking activities of $13 million, the result of increased loan origination and sales activities. The rise in net interest income was attributable to a 28 basis point expansion of the net interest margin on loans and increases in average deposit and loan balances of $430 million and $249 million, respectively, partially offset by a 57 basis point narrowing of the net interest margin on deposits.

The Discretionary Portfolio segment includes investment and trading securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swap agreements related thereto; and Cayman Islands branch deposits. This segment also provides foreign exchange services to customers. Included in the assets of the Discretionary Portfolio segment are most of the investment securities for which the Company has recognized other-than-temporary impairment charges in each of the last three years and the portfolio of Alt-A mortgage loans. Net income for the Discretionary Portfolio segment totaled $59 million in 2011, compared with net losses of $39 million and $28 million in 2010 and 2009, respectively. Included in this segment’s recent year results were $149 million of net realized gains on the sale of investment securities, predominantly comprised of residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, CDOs and trust preferred securities. Partially offsetting those realized gains were other-than-temporary impairment charges of $77 million related to privately issued CMOs. Similar impairment charges of $74 million in 2010 and $138 million in 2009 were predominantly related to privately issued CMOs. Excluding securities gains and losses, net income for the segment totaled $16 million in 2011, $5 million in 2010 and $53 million in 2009. The favorable performance in 2011 as compared with 2010 can be attributed to a $40 million rise in net interest income, mainly due to a 39 basis point expansion of the net interest margin on investment securities, offset, in part, by a $12 million increase in intersegment costs related to a higher proportion of residential real estate loans being retained for portfolio in 2011. The decline in 2010 from the year prior reflects a $114 million decrease in net interest income, resulting from a 42 basis point narrowing of this segment’s net interest margin, partially offset by a decline in the provision for credit losses of $27 million, the result of lower net charge-offs of loans.

The Residential Mortgage Banking segment originates and services residential mortgage loans and sells substantially all of those loans in the secondary market to investors or to the Discretionary Portfolio segment. This segment also originated loans to developers of residential real estate properties, although that origination activity has been significantly curtailed. In addition to the geographic regions served by or contiguous with the Company’s branch network, the Company maintains mortgage loan origination offices in several states throughout the western United States. The Company also periodically purchases the rights to service mortgage loans. Residential mortgage loans held for sale are included in this segment. The Residential Mortgage Banking segment recorded net income of $13 million in 2011, up 18% from $11 million in 2010. That increase reflects a $13 million decline in the provision for credit losses, the result of lower net charge-offs of loans, partially offset by an $8 million decline in net interest income, the result of a $181 million decrease in average loan balances. The Residential Mortgage Banking segment incurred a net loss of $13 million in 2009. The improvement in this segment’s results in 2010 as compared with 2009 was attributable to: a $49 million decline in the provision for credit losses, the result of lower net charge-offs of loans to builders and developers of residential real estate; decreased foreclosure-related expenses of $20 million, the result of declining values on certain previously foreclosed-upon residential real estate development projects in 2009; and lower personnel-related expenses of $8 million. Those favorable factors were partially offset by a $16 million partial reversal of the capitalized mortgage servicing rights valuation allowance in 2009 (as compared with no change in such allowance in 2010) and a $19 million decline in revenues relating to residential mortgage origination and sales activities, reflecting lower origination volumes and increased settlements related to the Company’s obligation to repurchase previously sold loans.

The Retail Banking segment offers a variety of services to consumers through several delivery channels which include branch offices, automated teller machines, telephone banking and Internet banking. The Company has branch offices in New York State, Pennsylvania, Maryland, Virginia, the District of Columbia, West Virginia and Delaware. The Retail Banking segment also offers certain deposit products on a nationwide basis through the delivery channels of Wilmington Trust, N.A. Credit services offered by this segment include consumer installment loans, automobile loans (originated both directly and indirectly through dealers), home equity loans and lines of credit and credit cards. The segment also offers to its customers deposit products, including demand, savings and time accounts; investment products, including mutual funds and annuities; and other services. The Retail Banking segment’s net income declined 11% to $200 million in 2011 from $225 million in 2010. The most significant factors contributing to the decline were lower fees earned for providing deposit account services of $25 million (reflecting the previously described regulatory changes in 2010 and 2011 offset, in part, by fees of $13 million from deposits associated with the Wilmington Trust acquisition), higher personnel-related costs of $20 million (also reflecting the Wilmington Trust acquisition), and increased other noninterest expenses totaling $15 million (including higher credit card, merchant costs and transaction processing-related costs, each due, in part, to the Wilmington Trust acquisition), partially offset by net interest income related to the Wilmington Trust acquisition. Net income earned by this segment declined 5% in 2010 from $237 million in 2009. That decline reflects a $39 million decrease in net interest income, the result of a 25 basis point narrowing of the net interest margin on deposits, and an increase in net occupancy expenses of $8 million. Partially offsetting those unfavorable factors were a $21 million decline in the provision for credit losses, reflecting lower net charge-off of loans, reduced FDIC assessments of $7 million, and higher fees earned for providing deposit account services of $5 million.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related gains and expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes the CCS and WAS activities obtained in the acquisition of Wilmington Trust on May 16, 2011 and the pre-acquisition trust activities of the Company. As of December 31, 2011 those activities were being operated as separate business lines. Revenues for CCS, WAS and the non Wilmington Trust-related trust activities were $119 million, $87 million and $116 million for the year ended December 31, 2011. Individually and combined the net income of those activities did not exceed 10% of the Company’s net income in the recent year. The various components of the “All Other” category resulted in net losses of $145 million, $78 million and $335 million in 2011, 2010 and 2009, respectively. Contributing most to the unfavorable performance in 2011 as compared with 2010 were the following increased expenses, each largely related to the Wilmington Trust acquisition: a $150 million rise in personnel costs ($148 million related to the Wilmington Trust acquisition); increased equipment and net occupancy expenses of $25 million; and merger-related expenses of $84 million. Additional factors contributing to the unfavorable performance were: the $79 million other-than-temporary impairment charge related to M&T’s 20% investment in BLG; the $30 million cash contribution M&T made to The M&T Charitable Foundation in the fourth quarter of 2011; and the unfavorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. Partly offsetting those unfavorable items were higher trust revenues of $210 million (reflecting the Wilmington Trust acquisition), the $65 million non-taxable gain on the Wilmington acquisition recorded in 2011 as compared with net taxable merger-related gains of $27 million in 2010, and the $55 million CDO litigation settlement received in the fourth quarter of 2011. As compared with 2009, the improved performance in 2010 was largely due to the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses and the $27 million net merger-related gain in 2010, compared with net merger-related expenses in 2009 totaling $60 million.

Recent Accounting Developments

In December 2011, the Financial Accounting Standards Board (“FASB”) issued amended disclosure guidance relating to offsetting assets and liabilities. The amendments require disclosure of gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this guidance includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The new required disclosures should be applied retrospectively for all comparable periods presented. The Company intends to comply with the new disclosure guidance.

In September 2011, the FASB issued amended accounting guidance relating to testing goodwill for impairment. The amendments provide the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The optional guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company did not early adopt the optional accounting guidance for its goodwill impairment test as of October 1, 2011 and does not expect the guidance to have an impact on its financial position or results of operations.

In June 2011, the FASB issued amended presentation guidance relating to comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity and now require the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. With either approach, an entity would have been required to present reclassification adjustments for items reclassified from other comprehensive income to net income in the statement(s). In December 2011, the reclassification adjustments guidance was deferred indefinitely. All other presentation guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company intends to comply with the new presentation guidance beginning in the first quarter of 2012.

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

In April 2011, the FASB issued amended accounting and disclosure guidance relating to a creditor’s determination of whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The amendments were effective for the first interim or annual period beginning on or after June 15, 2011 and were required to be applied retrospectively to the beginning of the annual period of adoption. As a result of the application of the amendments, receivables previously measured under loss contingency guidance that are newly considered impaired should be disclosed, along with the related allowance for credit losses, as of the end of the period of adoption. For purposes of measuring impairment of those receivables, an entity was required to apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The deferred credit risk disclosure guidance issued in July 2010 relating to troubled debt restructurings was also effective for interim and annual periods beginning on or after June 15, 2011. The Company adopted the new accounting and disclosure requirements effective July 1, 2011. The impact of the required retrospective evaluation of loan modifications back to January 1, 2011 was insignificant. The disclosures relating to troubled debt restructurings can be found in note 4 of Notes to Financial Statements.

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

In December 2010, the FASB issued amended accounting guidance relating to the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units with zero or negative carrying amounts, an entity is required to perform “Step Two” of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Through December 31, 2011, the adoption of this guidance had no impact on the Company’s financial position or results of its operations.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “prospects” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could,” or “may,” or by variations of such words or by similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Forward-looking statements speak only as of the date they are made and the Company assumes no duty to update forward-looking statements.

Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, credit losses and market values on loans, collateral securing loans and other assets; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; the impact of changes in market values on trust-related revenues; legislation and/or regulation affecting the financial services industry as a whole, and M&T and its subsidiaries individually or collectively, including tax legislation or regulation; regulatory supervision and oversight, including monetary policy and capital requirements; changes in accounting policies or procedures as may be required by the FASB or other regulatory agencies; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries’ future businesses; and material differences in the actual financial results of merger, acquisition and investment activities compared with M&T’s initial expectations, including the full realization of anticipated cost savings and revenue enhancements.

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

Table 23

QUARTERLY TRENDS

	2011 Quarters				2010 Quarters
Earnings and dividends	Fourth	Third	Second	First	Fourth	Third	Second	First
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$722,535	$726,897	$694,721	$673,810	$688,855	$691,765	$690,889	$682,309
Interest expense	97,969	103,632	102,051	98,679	108,628	116,032	117,557	120,052

Net interest income	624,566	623,265	592,670	575,131	580,227	575,733	573,332	562,257
Less: provision for credit losses	74,000	58,000	63,000	75,000	85,000	93,000	85,000	105,000
Other income	398,454	368,382	501,656	314,420	286,938	289,899	273,557	257,706
Less: other expense	739,583	662,019	576,895	499,571	469,274	480,133	476,068	489,362

Income before income taxes	209,437	271,628	454,431	314,980	312,891	292,499	285,821	225,601
Applicable income taxes	55,162	81,974	125,605	102,380	102,319	94,619	90,967	68,723
Taxable-equivalent adjustment	6,535	6,546	6,468	6,327	6,130	5,865	6,105	5,923

Net income	$147,740	$183,108	$322,358	$206,273	$204,442	$192,015	$188,749	$150,955

Net income available to common shareholders-diluted	$129,804	$164,671	$297,179	$190,121	$189,678	$176,789	$173,597	$136,431
Per common share data
Basic earnings	$1.04	$1.32	$2.43	$1.59	$1.59	$1.49	$1.47	$1.16
Diluted earnings	1.04	1.32	2.42	1.59	1.59	1.48	1.46	1.15
Cash dividends	$.70	$.70	$.70	$.70	$.70	$.70	$.70	$.70
Average common shares outstanding
Basic	124,615	124,575	122,181	119,201	118,613	118,320	118,054	117,765
Diluted	124,736	124,860	122,796	119,852	119,503	119,155	118,878	118,256
Performance ratios, annualized
Return on
Average assets	.75%	.94%	1.78%	1.23%	1.18%	1.12%	1.11%	.89%
Average common shareholders’ equity	6.12%	7.84%	14.94%	10.16%	10.03%	9.56%	9.67%	7.86%
Net interest margin on average earning assets (taxable-equivalent basis)	3.60%	3.68%	3.75%	3.92%	3.85%	3.87%	3.84%	3.78%
Nonaccrual loans to total loans and leases, net of unearned discount	1.83%	1.91%	1.91%	2.08%	2.19%	1.97%	1.95%	2.39%
Net operating (tangible) results(a)
Net operating income (in thousands)	$168,410	$209,996	$289,487	$216,360	$196,235	$200,225	$197,752	$160,953
Diluted net operating income per common share	1.20	1.53	2.16	1.67	1.52	1.55	1.53	1.23
Annualized return on
Average tangible assets	.89%	1.14%	1.69%	1.36%	1.20%	1.24%	1.23%	1.00%
Average tangible common shareholders’ equity	12.36%	16.07%	24.24%	20.16%	18.43%	19.58%	20.36%	17.34%
Efficiency ratio(b)	67.38%	61.79%	55.56%	55.75%	52.55%	53.40%	53.06%	55.88%
Balance sheet data
In millions, except per share
Average balances
Total assets(c)	$78,393	$76,908	$72,454	$68,045	$68,502	$67,811	$68,334	$68,883
Total tangible assets(c)	74,737	73,239	68,806	64,423	64,869	64,167	64,679	65,216
Earning assets	68,771	67,215	63,382	59,431	59,737	59,066	59,811	60,331
Investment securities	7,634	7,005	6,394	7,219	7,541	7,993	8,376	8,172
Loans and leases, net of unearned discount	59,077	58,188	55,461	51,972	51,141	50,835	51,278	51,948
Deposits	59,999	58,473	54,457	49,680	49,271	47,530	47,932	47,394
Common shareholders’ equity(c)	8,549	8,462	8,096	7,708	7,582	7,444	7,302	7,136
Tangible common shareholders’ equity(c)	4,893	4,793	4,448	4,086	3,949	3,800	3,647	3,469
At end of quarter
Total assets(c)	$77,924	$77,864	$77,727	$67,881	$68,021	$68,247	$68,154	$68,439
Total tangible assets(c)	74,274	74,201	74,052	64,263	64,393	64,609	64,505	64,778
Earning assets	68,027	67,926	67,837	58,822	59,434	59,388	59,368	59,741
Investment securities	7,673	7,174	6,492	6,507	7,151	7,663	8,098	8,105
Loans and leases, net of unearned discount	60,096	58,401	58,541	52,119	51,990	50,792	51,061	51,444
Deposits	59,395	59,482	59,229	50,548	49,805	48,655	47,523	47,538
Common shareholders’ equity, net of undeclared cumulative preferred dividends(c)	8,403	8,509	8,380	7,758	7,611	7,488	7,360	7,177
Tangible common shareholders’ equity(c)	4,753	4,846	4,705	4,140	3,983	3,850	3,711	3,516
Equity per common share	66.82	67.70	66.71	64.43	63.54	62.69	61.77	60.40
Tangible equity per common share	37.79	38.56	37.45	34.38	33.26	32.23	31.15	29.59
Market price per common share
High	$80.02	$90.00	$90.76	$91.05	$87.87	$95.00	$96.15	$85.00
Low	66.40	66.41	83.31	84.63	72.03	81.08	74.11	66.32
Closing	76.34	69.90	87.95	88.47	87.05	81.81	84.95	79.38

(a)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 24.
(b)	Excludes impact of merger-related gains and expenses and net securities transactions.
(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 24.

Table 24

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2011 Quarters						2010 Quarters
	Fourth	Third		Second		First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$147,740	$183,108		$322,358		$206,273	$204,442	$192,015	$188,749	$150,955
Amortization of core deposit and other intangible assets(a)	10,476	10,622		8,974		7,478	8,054	8,210	9,003	9,998
Merger-related gain(a)	—	—		(64,930)		—	(16,730)	—	—	—
Merger-related expenses(a)	10,194	16,266		23,085		2,609	469	—	—	—

Net operating income	$168,410	$209,996		$289,487		$216,360	$196,235	$200,225	$197,752	$160,953

Earnings per common share
Diluted earnings per common share	$1.04	$1.32		$2.42		$1.59	$1.59	$1.48	$1.46	$1.15
Amortization of core deposit and other intangible assets	.08	.08		.07		.06	.07	.07	.07	.08
Merger-related gain(a)	—	—		(.52)		—	(.14)	—	—	—
Merger-related expenses(a)	.08	.13		.19		.02	—	—	—	—

Diluted net operating earnings per common share	$1.20	$1.53		$2.16		$1.67	$1.52	$1.55	$1.53	$1.23

Other expense
Other expense	$739,583	$662,019		$576,895		$499,571	$469,274	$480,133	$476,068	$489,362
Amortization of core deposit and other intangible assets	(17,162)	(17,401)		(14,740)		(12,314)	(13,269)	(13,526)	(14,833)	(16,475)
Merger-related expenses	(16,393)	(26,003)		(36,996)		(4,295)	(771)	—	—	—

Noninterest operating expense	$706,028	$618,615		$525,159		$482,962	$455,234	$466,607	$461,235	$472,887

Merger-related expenses
Salaries and employee benefits	$534	$285		$15,305		$7	$7	$—	$—	$—
Equipment and net occupancy	189	119		25		79	44	—	—	—
Printing, postage and supplies	1,475	723		318		147	74	—	—	—
Other costs of operations	14,195	24,876		21,348		4,062	646	—	—	—

Total	$16,393	$26,003		$36,996		$4,295	$771	$—	$—	$—

Efficiency ratio
Noninterest operating expense (numerator)	$706,028	$618,615		$525,159		$482,962	$455,234	$466,607	$461,235	$472,887

Taxable-equivalent net interest income	624,566	623,265		592,670		575,131	580,227	575,733	573,332	562,257
Other income	398,454	368,382		501,656		314,420	286,938	289,899	273,557	257,706
Less: Gain on bank investment securities	1	89		110,744		39,353	861	1,440	10	459
Net OTTI losses recognized in earnings	(24,822)	(9,642)		(26,530)		(16,041)	(27,567)	(9,532)	(22,380)	(26,802)
Merger-related gain	—	—		64,930		—	27,539	—	—	—

Denominator	$1,047,841	$1,001,200		$945,182		$866,239	$866,332	$873,724	$869,259	$846,306

Efficiency ratio	67.38%	61.79%		55.56%		55.75%	52.55%	53.40%	53.06%	55.88%

Balance sheet data
In millions
Average assets
Average assets	$78,393	$76,908		$72,454		$68,045	$68,502	$67,811	$68,334	$68,883
Goodwill	(3,525)	(3,525)		(3,525)		(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(185)	(202	)(b)	(165	)(b)	(119)	(132)	(146)	(160)	(176)
Deferred taxes	54	58		42		22	24	27	30	34

Average tangible assets	$74,737	$73,239		$68,806		$64,423	$64,869	$64,167	$64,679	$65,216

Average common equity
Average total equity	$9,413	$9,324		$8,812		$8,451	$8,322	$8,181	$8,036	$7,868
Preferred stock	(864)	(862)		(716)		(743)	(740)	(737)	(734)	(732)

Average common equity	8,549	8,462		8,096		7,708	7,582	7,444	7,302	7,136
Goodwill	(3,525)	(3,525)		(3,525)		(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(185)	(202	)(b)	(165	)(b)	(119)	(132)	(146)	(160)	(176)
Deferred taxes	54	58		42		22	24	27	30	34

Average tangible common equity	$4,893	$4,793		$4,448		$4,086	$3,949	$3,800	$3,647	$3,469

At end of quarter
Total assets
Total assets	$77,924	$77,864		$77,727		$67,881	$68,021	$68,247	$68,154	$68,439
Goodwill	(3,525)	(3,525)		(3,525)		(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(176)	(193	)(b)	(210	)(b)	(113)	(126)	(139)	(152)	(167)
Deferred taxes	51	55		60		20	23	26	28	31

Total tangible assets	$74,274	$74,201		$74,052		$64,263	$64,393	$64,609	$64,505	$64,778

Total common equity
Total equity	$9,271	$9,375		$9,244		$8,508	$8,358	$8,232	$8,102	$7,916
Preferred stock	(865)	(863)		(861)		(743)	(741)	(738)	(735)	(733)
Undeclared dividends-cumulative preferred stock	(3)	(3)		(3)		(7)	(6)	(6)	(7)	(6)

Common equity, net of undeclared cumulative preferred dividends	8,403	8,509		8,380		7,758	7,611	7,488	7,360	7,177
Goodwill	(3,525)	(3,525)		(3,525)		(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(176)	(193	)(b)	(210	)(b)	(113)	(126)	(139)	(152)	(167)
Deferred taxes	51	55		60		20	23	26	28	31

Total tangible common equity	$4,753	$4,846		$4,705		$4,140	$3,983	$3,850	$3,711	$3,516

(a)	After any related tax effect.
(b)	During the fourth quarter of 2011, the Company reclassified $64 million of investment in unconsolidated subsidiary from other intangible assets to other assets. Similar reclassification amounts have been reflected in the three-month periods ended September 30, 2011 and June 30, 2011 to conform to the 2011 year-end presentation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at M&T Bank Corporation and subsidiaries (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

RENÉ F. JONES
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

M&T Bank Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of M&T Bank Corporation and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Buffalo, New York

February 23, 2012

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

(Dollars in thousands, except per share)	December 31
	2011	2010
Assets
Cash and due from banks	$1,449,547	$908,755
Interest-bearing deposits at banks	154,960	101,222
Federal funds sold	2,850	25,000
Trading account	561,834	523,834
Investment securities (includes pledged securities that can be sold or repledged of $1,826,011 at December 31, 2011; $1,937,817 at December 31, 2010)
Available for sale (cost: $6,312,423 at December 31, 2011; $5,494,377 at December 31, 2010)	6,228,560	5,413,492
Held to maturity (fair value: $1,012,562 at December 31, 2011; $1,225,253 at December 31, 2010)	1,077,708	1,324,339
Other (fair value: $366,886 at December 31, 2011; $412,709 at December 31, 2010)	366,886	412,709

Total investment securities	7,673,154	7,150,540

Loans and leases	60,377,875	52,315,942
Unearned discount	(281,870)	(325,560)

Loans and leases, net of unearned discount	60,096,005	51,990,382
Allowance for credit losses	(908,290)	(902,941)

Loans and leases, net	59,187,715	51,087,441

Premises and equipment	581,435	435,837
Goodwill	3,524,625	3,524,625
Core deposit and other intangible assets	176,394	125,917
Accrued interest and other assets	4,611,773	4,138,092

Total assets	$77,924,287	$68,021,263

Liabilities
Noninterest-bearing deposits	$20,017,883	$14,557,568
NOW accounts	1,912,226	1,393,349
Savings deposits	31,001,083	26,431,281
Time deposits	6,107,530	5,817,170
Deposits at Cayman Islands office	355,927	1,605,916

Total deposits	59,394,649	49,805,284

Federal funds purchased and agreements to repurchase securities	732,059	866,555
Other short-term borrowings	50,023	80,877
Accrued interest and other liabilities	1,790,121	1,070,701
Long-term borrowings	6,686,226	7,840,151

Total liabilities	68,653,078	59,663,568

Shareholders’ equity
Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 381,500 shares at December 31, 2011; 778,000 shares at December 31, 2010; Liquidation preference of $10,000 per share: 50,000 shares at December 31, 2011; none at December 31, 2010	864,585	740,657
Common stock, $.50 par, 250,000,000 shares authorized, 125,683,398 shares issued at December 31, 2011; 120,396,611 shares issued at December 31, 2010	62,842	60,198
Common stock issuable, 68,220 shares at December 31, 2011; 71,345 shares at December 31, 2010	4,072	4,189
Additional paid-in capital	2,828,986	2,398,615
Retained earnings	5,867,165	5,426,701
Accumulated other comprehensive income (loss), net	(356,441)	(205,220)
Treasury stock — common, at cost — none at December 31, 2011; 693,974 shares at December 31, 2010	—	(67,445)

Total shareholders’ equity	9,271,209	8,357,695

Total liabilities and shareholders’ equity	$77,924,287	$68,021,263

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

(In thousands, except per share)	Year Ended December 31
	2011	2010	2009
Interest income
Loans and leases, including fees	$2,522,567	$2,394,082	$2,326,748
Deposits at banks	2,934	88	34
Federal funds sold	57	42	63
Agreements to resell securities	132	404	66
Trading account	1,198	615	534
Investment securities
Fully taxable	256,057	324,695	389,268
Exempt from federal taxes	9,142	9,869	8,484

Total interest income	2,792,087	2,729,795	2,725,197

Interest expense
NOW accounts	1,145	850	1,122
Savings deposits	84,314	85,226	112,550
Time deposits	71,014	100,241	206,220
Deposits at Cayman Islands office	962	1,368	2,391
Short-term borrowings	1,030	3,006	7,129
Long-term borrowings	243,866	271,578	340,037

Total interest expense	402,331	462,269	669,449

Net interest income	2,389,756	2,267,526	2,055,748
Provision for credit losses	270,000	368,000	604,000

Net interest income after provision for credit losses	2,119,756	1,899,526	1,451,748

Other income
Mortgage banking revenues	166,021	184,625	207,561
Service charges on deposit accounts	455,095	478,133	469,195
Trust income	332,385	122,613	128,568
Brokerage services income	56,470	49,669	57,611
Trading account and foreign exchange gains	27,224	27,286	23,125
Gain on bank investment securities	150,187	2,770	1,165
Total other-than-temporary impairment (“OTTI”) losses	(72,915)	(115,947)	(264,363)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	(4,120)	29,666	126,066

Net OTTI losses recognized in earnings	(77,035)	(86,281)	(138,297)
Equity in earnings of Bayview Lending Group LLC	(24,231)	(25,768)	(25,898)
Other revenues from operations	496,796	355,053	325,076

Total other income	1,582,912	1,108,100	1,048,106

Other expense
Salaries and employee benefits	1,203,993	999,709	1,001,873
Equipment and net occupancy	249,514	216,064	211,391
Printing, postage and supplies	40,917	33,847	38,216
Amortization of core deposit and other intangible assets	61,617	58,103	64,255
FDIC assessments	100,230	79,324	96,519
Other costs of operations	821,797	527,790	568,309

Total other expense	2,478,068	1,914,837	1,980,563

Income before taxes	1,224,600	1,092,789	519,291
Income taxes	365,121	356,628	139,400

Net income	$859,479	$736,161	$379,891

Net income available to common shareholders
Basic	$781,743	$675,826	$332,006
Diluted	781,765	675,853	332,006
Net income per common share
Basic	$6.37	$5.72	$2.90
Diluted	6.35	5.69	2.89

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(In thousands)	Year Ended December 31
	2011	2010	2009
Cash flows from operating activities
Net income	$859,479	$736,161	$379,891
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	270,000	368,000	604,000
Depreciation and amortization of premises and equipment	80,304	67,677	64,398
Amortization of capitalized servicing rights	55,859	56,582	62,268
Amortization of core deposit and other intangible assets	61,617	58,103	64,255
Provision for deferred income taxes	33,924	51,068	82,501
Asset write-downs	170,632	101,106	171,225
Net gain on sales of assets	(187,120)	(10,426)	(88)
Net change in accrued interest receivable, payable	(27,508)	(9,942)	(38,920)
Net change in other accrued income and expense	147,465	144,705	(154,992)
Net change in loans originated for sale	238,156	202,089	(57,105)
Net change in trading account assets and liabilities	69,438	(89,476)	11,956

Net cash provided by operating activities	1,772,246	1,675,647	1,189,389

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	1,909,829	23,310	9,427
Other	116,410	107,320	137,577
Proceeds from maturities of investment securities
Available for sale	1,307,567	1,539,591	2,187,553
Held to maturity	272,841	248,087	125,466
Purchases of investment securities
Available for sale	(3,491,759)	(440,560)	(651,549)
Held to maturity	(28,454)	(1,003,796)	(37,453)
Other	(30,727)	(7,647)	(21,088)
Net decrease in agreements to resell securities	15,000	—	90,000
Net (increase) decrease in loans and leases	(2,233,600)	(201,854)	657,458
Net (increase) decrease in interest-bearing deposits at banks	2,552,527	32,113	(123,051)
Other investments, net	(29,306)	(52,179)	(35,934)
Capital expenditures, net	(70,008)	(70,458)	(58,967)
Acquisitions, net of cash acquired
Banks and bank holding companies	178,940	213,204	202,993
Purchase of Wilmington Trust Corporation preferred stock	(330,000)	—	—
Proceeds from sales of real estate acquired in settlement of loans	208,546	89,206	90,241
Other, net	21,126	(927)	(70,978)

Net cash provided by investing activities	368,932	475,410	2,501,695

Cash flows from financing activities
Net increase (decrease) in deposits	742,653	1,879,491	(528,964)
Net decrease in short-term borrowings	(313,050)	(1,522,646)	(745,251)
Payments on long-term borrowings	(1,809,984)	(2,514,342)	(2,390,182)
Dividends paid — common	(350,129)	(335,303)	(325,706)
Dividends paid — preferred	(48,203)	(40,225)	(31,946)
Proceeds from issuance of preferred stock	495,000	—	—
Redemption of preferred stock	(370,000)	—	—
Other, net	31,177	69,381	9,156

Net cash used by financing activities	(1,622,536)	(2,463,644)	(4,012,893)

Net increase (decrease) in cash and cash equivalents	518,642	(312,587)	(321,809)
Cash and cash equivalents at beginning of year	933,755	1,246,342	1,568,151

Cash and cash equivalents at end of year	$1,452,397	$933,755	$1,246,342

Supplemental disclosure of cash flow information
Interest received during the year	$2,807,071	$2,765,101	$2,748,880
Interest paid during the year	440,810	490,767	704,173
Income taxes paid (refunded) during the year	251,810	287,740	(19,549)
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$81,588	$199,285	$102,392
Acquisitions
Fair value of
Assets acquired (noncash)	10,666,102	342,443	6,581,433
Liabilities assumed	10,044,555	528,108	6,318,998
Preferred stock issued	—	—	155,779
Common stock issued	405,557	—	272,824
Retirement of Wilmington Trust Corporation preferred stock	330,000	—	—
Common stock options	—	—	1,367
Common stock warrants	—	—	6,467
Increase (decrease) from consolidation of securitization trusts
Loans	—	423,865	—
Investment securities — available for sale	—	(360,471)	—
Long-term borrowings	—	65,419	—
Accrued interest and other	—	2,025	—
Securitization of residential mortgage loans allocated to
Available for sale investment securities	—	—	140,942
Capitalized servicing rights	—	—	788

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except per share)	Preferred Stock	Common Stock	Common Stock Issuable	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total
2009
Balance — January 1, 2009	$567,463	60,198	4,617	2,897,907	5,062,754	(736,881)	(1,071,327)	6,784,731
Comprehensive income:
Net income	—	—	—	—	379,891	—	—	379,891
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	337,043	—	337,043
Defined benefit plans liability adjustment	—	—	—	—	—	57,284	—	57,284
Unrealized losses on terminated cash flow hedges	—	—	—	—	—	6,557	—	6,557

								780,775
Acquisition of Provident Bankshares Corporation:
Preferred stock issued	155,779	—	—	—	—	—	—	155,779
Common stock issued	—	—	—	(348,080)	—	—	620,904	272,824
Common stock options	—	—	—	1,367	—	—	—	1,367
Common stock warrants	—	—	—	6,467	—	—	—	6,467
Issuance of common stock to defined benefit pension plan	—	—	—	(51,417)	—	—	95,706	44,289
Preferred stock cash dividends	—	—	—	—	(31,946)	—	—	(31,946)
Amortization of preferred stock discount	6,993	—	—	—	(6,993)	—	—	—
Repayment of management stock ownership program receivable	—	—	—	195	—	—	—	195
Stock-based compensation plans:
Compensation expense, net	—	—	—	(21,773)	—	—	75,278	53,505
Exercises of stock options, net	—	—	—	(39,936)	—	—	50,170	10,234
Directors’ stock plan	—	—	—	(1,280)	—	—	2,531	1,251
Deferred compensation plans, net, including dividend equivalents	—	—	(275)	(503)	(205)	—	1,036	53
Common stock cash dividends — $2.80 per share	—	—	—	—	(326,617)	—	—	(326,617)

Balance — December 31, 2009	$730,235	60,198	4,342	2,442,947	5,076,884	(335,997)	(225,702)	7,752,907
2010
Comprehensive income:
Net income	—	—	—	—	736,161	—	—	736,161
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	134,904	—	134,904
Defined benefit plans liability adjustment	—	—	—	—	—	(3,846)	—	(3,846)
Unrealized gains on terminated cash flow hedge	—	—	—	—	—	(281)	—	(281)

								866,938
Preferred stock cash dividends		—	—	—	(40,225)	—	—	(40,225)
Amortization of preferred stock discount	10,422	—	—	—	(10,422)	—	—	—
Repayment of management stock ownership program receivable	—	—	—	3,783	—	—	—	3,783
Stock-based compensation plans:
Compensation expense, net	—	—	—	5,491	—	—	43,085	48,576
Exercises of stock options, net	—	—	—	(46,248)	—	—	95,574	49,326
Directors’ stock plan	—	—	—	(362)	—	—	1,479	1,117
Deferred compensation plans, net, including dividend equivalents	—	—	(153)	(305)	(195)	—	639	(14)
Stock purchase plan	—	—	—	(8,482)	—	—	17,480	8,998
Other	—	—	—	1,791	—	—	—	1,791
Common stock cash dividends — $2.80 per share	—	—	—	—	(335,502)	—	—	(335,502)

Balance — December 31, 2010	$740,657	60,198	4,189	2,398,615	5,426,701	(205,220)	(67,445)	8,357,695
2011
Comprehensive income:
Net income	—	—	—	—	859,479	—	—	859,479
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	6,687	—	6,687
Defined benefit plans liability adjustment	—	—	—	—	—	(156,824)	—	(156,824)
Unrealized gains on terminated cash flow hedge	—	—	—	—	—	(281)	—	(281)
Foreign currency translation adjustment	—	—	—	—	—	(803)	—	(803)

								708,258
Acquisition of Wilmington Trust Corporation – common stock issued	—	2,348	—	403,209	—	—	—	405,557
Partial redemption of Series A preferred stock	(370,000)	—	—	—	—	—	—	(370,000)
Conversion of Series B preferred stock into 433,144 shares of common stock	(26,500)	192	—	21,754	—	—	4,554	—
Issuance of Series D preferred stock	500,000	—	—	(5,000)	—	—	—	495,000
Preferred stock cash dividends	—	—	—	—	(48,203)	—	—	(48,203)
Amortization of preferred stock discount	20,428	—	—	—	(20,428)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	50	—	12,196	—	—	31,666	43,912
Exercises of stock options, net	—	48	—	(4,300)	—	—	30,106	25,854
Directors’ stock plan	—	6	—	813	—	—	612	1,431
Deferred compensation plans, net, including dividend equivalents	—	—	(117)	(164)	(188)	—	507	38
Other	—	—	—	1,863	—	—	—	1,863
Common stock cash dividends — $2.80 per share	—	—	—	—	(350,196)	—	—	(350,196)

Balance — December 31, 2011	$864,585	62,842	4,072	2,828,986	5,867,165	(356,441)	—	9,271,209

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements

1.    Significant accounting policies

M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York. Through subsidiaries, M&T provides individuals, corporations and other businesses, and institutions with commercial and retail banking services, including loans and deposits, trust, mortgage banking, asset management, insurance and other financial services. Banking activities are largely focused on consumers residing in New York State, Pennsylvania, Maryland, Delaware, Virginia and the District of Columbia and on small and medium-size businesses based in those areas. Banking services are also provided in West Virginia and New Jersey, while certain subsidiaries also conduct activities in other areas.

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

The cost basis of individual securities is written down through a charge to earnings when declines in value below amortized cost are considered to be other than temporary. In cases where fair value is less than amortized cost and the Company intends to sell a debt security, it is more likely than not to be required to sell a debt security before recovery of its amortized cost basis, or the Company does not expect to recover the entire amortized cost basis of a debt security, an other-than-temporary impairment is considered to have occurred. If the Company intends to sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value. If the Company does not expect to recover the entire amortized cost basis of the security, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings while the amount related to other factors is recognized in other comprehensive income, net of applicable taxes. Subsequently, the Company accounts for the other-than-temporarily impaired debt security as if the security had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. The cost basis of individual equity securities is written down to estimated fair value through a charge to earnings when declines in value below cost are considered to be other than temporary. Realized gains and losses on the sales of investment securities are determined using the specific identification method.

Loans and leases

The Company’s accounting methods for loans depends on whether the loans were originated by the Company or were acquired in a business combination.

Originated loans and leases

Interest income on loans is accrued on a level yield method. Loans are placed on nonaccrual status and previously accrued interest thereon is charged against income when principal or interest is delinquent 90 days, unless management determines that the loan status clearly warrants other treatment. Nonaccrual commercial loans and commercial real estate loans are returned to accrual status when borrowers have demonstrated an ability to repay their loans and there are no delinquent principal and interest payments. Consumer loans not secured by residential real estate are returned to accrual status when all past due principal and interest payments have been paid by the borrower. Loans secured by residential real estate are returned to accrual status when they are deemed to have an insignificant delay in payments of 90 days or less. Loan balances are charged off when it becomes evident that such balances are not fully collectible. For commercial loans and commercial real estate loans, charge-offs are recognized after an assessment by credit personnel of the capacity and willingness of the borrower to repay, the estimated value of any collateral, and any other potential sources of repayment. A charge-off is recognized when, after such assessment, it becomes evident that the loan balance is not fully collectible. For loans secured by residential real estate, the excess of the loan balances over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. Consumer loans are generally charged-off when the loans are 91 to 180 days past due, depending on whether the loan is collateralized and the status of repossession activities with respect to such collateral. Loan fees and certain direct loan origination costs are deferred and recognized as an interest yield adjustment over the life of the loan. Net deferred fees have been included in unearned discount as a reduction of loans outstanding. Commitments to sell real estate loans are utilized by the Company to hedge the exposure to changes in fair value of real estate loans held for sale. The carrying value of hedged real estate loans held for sale recorded in the consolidated balance sheet includes changes in estimated fair market value during the hedge period, typically from the date of close through the sale date. Valuation adjustments made on these loans and commitments are included in “mortgage banking revenues.”

Except for consumer and residential mortgage loans that are considered smaller balance homogenous loans and are evaluated collectively, the Company considers a loan to be impaired for purposes of applying GAAP when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days. Regardless of loan type, the Company considers a loan to be impaired if it qualifies as a troubled debt restructuring. Impaired loans are classified as either nonaccrual or as loans renegotiated at below market rates which continue to accrue interest, provided that a credit assessment of the borrower’s financial condition results in an expectation of full repayment under the modified contractual terms. Certain loans greater than 90 days delinquent are not considered impaired if they are both well-secured and in the process of collection. Loans less than 90 days delinquent are deemed to have an insignificant delay in payment and are generally not considered impaired. Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral-dependent. Interest received on impaired loans placed on nonaccrual status is generally applied to reduce the carrying value of the loan or, if principal is considered fully collectible, recognized as interest income.

Residual value estimates for commercial leases are generally determined through internal or external reviews of the leased property. The Company reviews commercial lease residual values at least annually and recognizes residual value impairments deemed to be other than temporary.

Loans and leases acquired in a business combination

Due to changes in GAAP, loans acquired in a business combination subsequent to December 31, 2008 are recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses. The excess of cash flows expected at acquisition over the estimated fair value of acquired loans is recognized as interest income over the remaining lives of the loans. Subsequent decreases in the expected principal cash flows require the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows result first in the recovery of any applicable allowance for credit losses and then in recognition of additional interest income over the then remaining lives of the loans.

Purchased impaired loans represent specifically identified loans with evidence of credit deterioration for which it was probable at acquisition that the Company would be unable to collect all contractual principal and interest payments.

Allowance for credit losses

The allowance for credit losses represents, in management’s judgment, the amount of losses inherent in the loan and lease portfolio as of the balance sheet date. The allowance is determined by management’s evaluation of the loan and lease portfolio based on such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. The effects of probable decreases in expected principal cash flows on acquired loans are also considered in the establishment of the allowance for credit losses.

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

Sales and securitizations of financial assets

Due to changes in GAAP, transfers of financial assets that occur on or after January 1, 2010 for which the Company has surrendered control of the financial assets are accounted for as sales. Interests in a sale of financial assets that continue to be held by the Company, including servicing rights, are measured at fair value. Prior to January 1, 2010, transfers of financial assets for which the Company had surrendered control of the financial assets were accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets was received in exchange. Interests in a sale or securitization of financial assets that continued to be held by the Company, other than servicing rights which were initially measured at fair value, were measured at the date of transfer by allocating the previous carrying amount between the assets transferred and the retained interests based on their relative estimated fair values. The fair values of retained debt securities are generally determined through reference to independent pricing information. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets.

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

GAAP requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) shall be considered participating securities and shall be included in the computation of earnings per common share pursuant to the two-class method. The Company has issued stock-based compensation awards in the form of restricted stock and restricted stock units that contain such rights and, accordingly, the Company’s earnings per common share are calculated using the two-class method.

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

The Wilmington Trust transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Assets acquired totaled approximately $10.8 billion, including $6.4 billion of loans and leases (including approximately $3.2 billion of commercial real estate loans, $1.4 billion of commercial loans and leases, $1.1 billion of consumer loans and $680 million of residential real estate loans). Liabilities assumed aggregated $10.0 billion, including $8.9 billion of deposits. The common stock issued in the transaction added $406 million to M&T’s common shareholders’ equity. Immediately prior to the closing of the Wilmington Trust transaction, M&T redeemed the $330 million of preferred stock issued by Wilmington Trust as part of the Troubled Asset Relief Program – Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). In connection with the acquisition, the Company recorded $112 million of core deposit and other intangible assets. The core deposit and other intangible assets are generally being amortized over periods of 5 to 7 years using accelerated methods. There was no goodwill recorded as a result of the transaction, however, a non-taxable gain of $65 million was realized, which represented the excess of the fair value of assets acquired less liabilities assumed over consideration exchanged. The acquisition of Wilmington Trust added to M&T’s market-leading position in the Mid-Atlantic region by giving M&T a leading deposit market share in Delaware.

In many cases, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the fair valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses. In accordance with GAAP, there was no carry-over of Wilmington Trust’s previously established allowance for credit losses. In conjunction with the Wilmington Trust acquisition, the acquired loan portfolio was accounted for at fair value as follows:

May 16, 2011
(In thousands)
Contractual principal and interest at acquisition	$8,208,181
Contractual cash flows not expected to be collected	(1,109,762)

Expected cash flows at acquisition	7,098,419
Interest component of expected cash flows	(687,989)

Basis in acquired loans at acquisition – estimated fair value	$6,410,430

Included in the above table is information related to loans for which there was specific evidence of credit deterioration at the acquisition date and for which it was deemed probable that the Company would be unable to collect all contractual principal and interest payments (“purchased impaired loans”). Contractual principal and interest, cash flows expected to be collected and estimated fair value of purchased impaired loans were $1,419,672,000, $747,265,000 and $707,907,000, respectively.

The consideration paid for Wilmington Trust’s equity and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

(In thousands)
Purchase price:
Value of:
Common shares issued (4,694,486 shares)	$405,557
Preferred stock purchased from U.S. Treasury	330,000

Total purchase price	735,557

Identifiable assets:
Cash and due from banks	178,940
Interest-bearing deposits at banks	2,606,265
Other short-term investments	57,817
Investment securities	510,390
Loans and leases	6,410,430
Core deposit and other intangibles	112,094
Other assets	969,106

Total identifiable assets	10,845,042

Liabilities:
Deposits	8,864,161
Short-term borrowings	147,752
Long-term borrowings	600,830
Other liabilities	431,812

Total liabilities	10,044,555

Net gain resulting from acquisition	$64,930

The following table discloses the impact of Wilmington Trust (excluding the impact of the merger-related gain and expenses) since the acquisition on May 16, 2011 through the end of 2011. The table also presents certain pro forma information as if Wilmington Trust had been acquired on January 1, 2010. These results combine the historical results of Wilmington Trust into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date. In particular, no adjustments have been made to eliminate the amount of Wilmington Trust’s provision for credit losses of $42 million in 2011 and $700 million in 2010 or the impact of other-than-temporary impairment losses recognized by Wilmington Trust of $5 million in 2011 and $38 million in 2010 that may not have been necessary had the acquired loans and investment securities been recorded at fair value as of the beginning of 2010. Furthermore, expenses related to systems conversions and other costs of integration of $84 million and the $65 million gain recorded in connection with the acquisition are included in the 2011 periods in which such costs were incurred and gain recognized. Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow.

	Actual Since	Pro Forma
	Acquisition	Year Ended
	Through	December 31
	December 31, 2011	2011	2010
	(In thousands)
Total revenues (a)	$380,945	$4,202,109	$4,064,729
Net income	18,586	808,696	295,486

(a)	Represents net interest income plus other income.

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

In conjunction with the Provident acquisition, the acquired loan portfolio was accounted for at fair value as follows:

May 23, 2009
(In thousands)
Contractual principal and interest at acquisition	$5,465,167
Contractual cash flows not expected to be collected	(832,115)

Expected cash flows at acquisition	4,633,052
Interest component of expected cash flows	(595,685)

Basis in acquired loans at acquisition – estimated fair value	$4,037,367

The Company incurred merger-related expenses in 2011, 2010 and 2009 related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance (for former Wilmington Trust and Provident employees) and incentive compensation costs; travel costs; and printing, postage, supplies and other costs of completing the transactions and commencing operations in new markets and offices. As of December 31, 2011, the remaining unpaid portion of incurred merger-related expenses was not material.

A summary of merger-related expenses included in the consolidated statement of income for the years ended December 31, 2011, 2010 and 2009 follows:

	2011	2010	2009
	(In thousands)
Salaries and employee benefits	$16,131	$7	$10,030
Equipment and net occupancy	412	44	2,975
Printing, postage and supplies	2,663	74	3,677
Other costs of operations	64,481	646	72,475

	$83,687	$771	$89,157

3.    Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2011
Investment securities available for sale:
U.S. Treasury and federal agencies	$69,468	$1,255	$—	$70,723
Obligations of states and political subdivisions	39,518	771	20	40,269
Mortgage-backed securities:
Government issued or guaranteed	4,344,116	177,392	275	4,521,233
Privately issued residential	1,369,371	6,373	239,488	1,136,256
Privately issued commercial	17,679	—	2,650	15,029
Collateralized debt obligations	43,834	11,154	2,488	52,500
Other debt securities	216,700	4,588	44,443	176,845
Equity securities	211,737	8,468	4,500	215,705

	6,312,423	210,001	293,864	6,228,560

Investment securities held to maturity:
Obligations of states and political subdivisions	188,680	9,141	28	197,793
Mortgage-backed securities:
Government issued or guaranteed	608,533	24,881	—	633,414
Privately issued	268,642	—	99,140	169,502
Other debt securities	11,853	—	—	11,853

	1,077,708	34,022	99,168	1,012,562

Other securities	366,886	—	—	366,886

Total	$7,757,017	$244,023	$393,032	$7,608,008

December 31, 2010
Investment securities available for sale:
U.S. Treasury and federal agencies	$61,772	$1,680	$18	$63,434
Obligations of states and political subdivisions	59,921	561	57	60,425
Mortgage-backed securities:
Government issued or guaranteed	3,146,054	161,298	1,111	3,306,241
Privately issued residential	1,677,064	10,578	252,081	1,435,561
Privately issued commercial	25,357	—	2,950	22,407
Collateralized debt obligations	95,080	24,754	9,078	110,756
Other debt securities	310,017	26,883	38,000	298,900
Equity securities	119,112	5,098	8,442	115,768

	5,494,377	230,852	311,737	5,413,492

Investment securities held to maturity:
Obligations of states and political subdivisions	191,119	1,944	694	192,369
Mortgage-backed securities:
Government issued or guaranteed	808,108	14,061	—	822,169
Privately issued	312,537	—	114,397	198,140
Other debt securities	12,575	—	—	12,575

	1,324,339	16,005	115,091	1,225,253

Other securities	412,709	—	—	412,709

Total	$7,231,425	$246,857	$426,828	$7,051,454

No investment in securities of a single non-U.S. Government or government agency issuer exceeded ten percent of shareholders’ equity at December 31, 2011.

As of December 31, 2011, the latest available investment ratings of all obligations of states and political subdivisions, privately issued mortgage-backed securities, collateralized debt obligations and other debt securities were:

	Amortized Cost	Estimated Fair Value	Average Credit Rating of Fair Value Amount
			A or Better	BBB	BB	B or Less	Not Rated
	(In thousands)
Obligations of states and political subdivisions	$228,198	$238,062	$185,888	$22,898	$200	$—	$29,076
Mortgage-backed securities:
Privately issued residential	1,638,013	1,305,758	339,446	125,711	91,370	749,231	—
Privately issued commercial	17,679	15,029	15,029	—	—	—	—
Collateralized debt obligations	43,834	52,500	4,667	5,711	9,653	32,469	—
Other debt securities	228,553	188,698	26,448	37,235	87,110	25,002	12,903

Total	$2,156,277	$1,800,047	$571,478	$191,555	$188,333	$806,702	$41,979

The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

	December 31
	2011	2010
	(In thousands)
Collateralized mortgage obligations:
Amortized cost	$1,750,922	$2,195,422
Estimated fair value	1,417,822	1,840,046

Gross realized gains on investment securities were $150,223,000 in 2011, $3,549,000 in 2010 and $1,629,000 in 2009. Gross realized losses on investment securities were $36,000 in 2011, $779,000 in 2010 and $464,000 in 2009. During 2011, the Company sold residential mortgage-backed securities guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) having an aggregate amortized cost of approximately $1.5 billion which resulted in a gain of $104 million (pre-tax). The Company also sold trust preferred securities and collateralized debt securities during 2011 having an aggregate amortized cost of $136 million and $100 million, respectively, which resulted in gains of $25 million (pre-tax) and $20 million (pre-tax), respectively.

The Company recognized $77 million, $68 million and $128 million of pre-tax other-than-temporary impairment losses related to privately issued mortgage-backed securities in 2011, 2010 and 2009, respectively. The impairment charges were recognized in light of deterioration of real estate values and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. Approximately $6 million and $10 million of the impairment charges recognized in 2010 and 2009, respectively, related to collateralized debt obligations backed largely by trust preferred securities issued by financial institutions. Also reflected in 2010’s impairment charges was a $12 million charge related to American Depositary Shares (“ADSs”) of Allied Irish Banks, p.l.c. (“AIB”) obtained in M&T’s 2003 acquisition of a former subsidiary of AIB. The other-than-temporary impairment losses represent management’s estimate of credit losses inherent in the debt securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance.

Changes in credit losses during 2011, 2010 and 2009 associated with debt securities for which other-than-temporary impairment losses have been previously recognized in earnings follows:

	Year Ended December 31
	2011	2010	2009
	(In thousands)
Estimated credit losses — beginning balance	$327,912	$284,513	$155,967
Additions for credit losses not previously recognized	77,035	74,288	138,297
Reductions for increases in cash flows	(5,111)	(754)	(1,393)
Reductions for realized losses	(114,437)	(30,135)	(8,358)

Estimated credit losses — ending balance	$285,399	$327,912	$284,513

At December 31, 2011, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$52,096	$52,182
Due after one year through five years	49,833	51,977
Due after five years through ten years	13,275	14,621
Due after ten years	254,316	221,557

	369,520	340,337
Mortgage-backed securities available for sale	5,731,166	5,672,518

	$6,100,686	$6,012,855

Debt securities held to maturity:
Due in one year or less	$29,133	$29,352
Due after one year through five years	27,717	29,303
Due after five years through ten years	129,160	136,308
Due after ten years	14,523	14,683

	200,533	209,646
Mortgage-backed securities held to maturity	877,175	802,916

	$1,077,708	$1,012,562

A summary of investment securities that as of December 31, 2011 and 2010 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2011
Investment securities available for sale:
U.S. Treasury and federal agencies	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	1,228	(20)
Mortgage-backed securities:
Government issued or guaranteed	38,492	(190)	6,017	(85)
Privately issued residential	297,133	(14,188)	751,077	(225,300)
Privately issued commercial	—	—	15,029	(2,650)
Collateralized debt obligations	2,871	(335)	4,863	(2,153)
Other debt securities	72,637	(9,883)	73,635	(34,560)
Equity securities	9,883	(4,500)	—	—

	421,016	(29,096)	851,849	(264,768)

Investment securities held to maturity:
Obligations of states and political subdivisions	3,084	(4)	1,430	(24)
Privately issued mortgage-backed securities	1,883	(592)	167,139	(98,548)

	4,967	(596)	168,569	(98,572)

Total	$425,983	$(29,692)	$1,020,418	$(363,340)

December 31, 2010
Investment securities available for sale:
U.S. Treasury and federal agencies	$27,289	$(18)	$—	$—
Obligations of states and political subdivisions	3,712	(18)	2,062	(39)
Mortgage-backed securities:
Government issued or guaranteed	68,507	(1,079)	2,965	(32)
Privately issued residential	61,192	(1,054)	1,057,315	(251,027)
Privately issued commercial	—	—	22,407	(2,950)
Collateralized debt obligations	12,462	(6,959)	6,004	(2,119)
Other debt securities	2,134	(10)	88,969	(37,990)
Equity securities	5,326	(3,721)	673	(4,721)

	180,622	(12,859)	1,180,395	(298,878)

Investment securities held to maturity:
Obligations of states and political subdivisions	76,318	(638)	467	(56)
Privately issued mortgage-backed securities	—	—	198,140	(114,397)

	76,318	(638)	198,607	(114,453)

Total	$256,940	$(13,497)	$1,379,002	$(413,331)

The Company owned 337 individual investment securities with aggregate gross unrealized losses of $393 million at December 31, 2011. Approximately $341 million of the unrealized losses pertain to privately issued mortgage-backed securities with a cost basis of $1.6 billion. The Company also had $47 million of unrealized losses on trust preferred securities issued by financial institutions, securities backed by trust preferred securities issued by financial institutions and other entities, and other debt securities having a cost basis of $201 million. Based on a review of each of the remaining securities in the investment securities portfolio at December 31, 2011, with the exception of the aforementioned securities for which other-than-temporary impairment losses were recognized, the Company concluded that it expected to recover the amortized cost basis of its investment. As of December 31, 2011, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities. At December 31, 2011, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $367 million of cost method investment securities.

At December 31, 2011, investment securities with a carrying value of $5,536,429,000, including $4,527,515,000 of investment securities available for sale, were pledged to secure demand notes issued to the U.S. Treasury, borrowings from various FHLBs, repurchase agreements, governmental deposits, interest rate swap agreements and available lines of credit as described in note 9.

Investment securities pledged by the Company to secure obligations whereby the secured party is permitted by contract or custom to sell or repledge such collateral totaled $1,826,011,000 at December 31, 2011. The pledged securities included securities of the U.S. Treasury and federal agencies and mortgage-backed securities.

4.    Loans and leases

Total loans and leases outstanding were comprised of the following:

	December 31
	2011	2010
	(In thousands)
Loans
Commercial, financial, etc	$14,419,490	$11,999,065
Real estate:
Residential	7,889,569	5,876,413
Commercial	20,312,648	16,977,747
Construction	4,203,324	4,332,618
Consumer	12,020,229	11,483,564

Total loans	58,845,260	50,669,407
Leases
Commercial	1,532,615	1,646,535

Total loans and leases	60,377,875	52,315,942
Less: unearned discount	(281,870)	(325,560)

Total loans and leases, net of unearned discount	$60,096,005	$51,990,382

One-to-four family residential mortgage loans held for sale were $210 million at December 31, 2011 and $341 million at December 31, 2010. Commercial mortgage loans held for sale were $161 million at December 31, 2011 and $204 million at December 31, 2010.

As of December 31, 2011, approximately $13 million of one-to-four family residential mortgage loans serviced for others had been sold with credit recourse. As of December 31, 2011, approximately $1.8 billion of commercial mortgage loan balances serviced for others had been sold with recourse in conjunction with the Company’s participation in the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program. At December 31, 2011, the Company estimated that the recourse obligations described above were not material to the Company’s consolidated financial position. There have been no material losses incurred as a result of those credit recourse arrangements.

In addition to recourse obligations, as described in note 21, the Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. Charges incurred for such obligation, which are recorded as a reduction of mortgage banking revenues, were $23 million, $30 million and $10 million in 2011, 2010 and 2009, respectively.

The outstanding principal balance and the carrying amount of acquired loans that were recorded at fair value at the acquisition date that is included in the consolidated balance sheet were as follows:

	December 31
	2011	2010
	(In thousands)
Outstanding principal balance	$9,203,366	$3,681,488
Carrying amount:
Commercial, financial, leasing, etc	1,331,198	337,969
Commercial real estate	3,879,518	1,420,239
Residential real estate	915,371	348,225
Consumer	2,033,700	1,231,292

	$8,159,787	$3,337,725

Purchased impaired loans totaled $653 million at December 31, 2011, representing less than 1% of the Company’s assets and $97 million at December 31, 2010, representing less than .2% of the Company’s assets. A summary of changes in the accretable yield for acquired loans for the years ended December 31, 2011, 2010 and 2009 follows:

For Year Ended December 31,	2011		2010		2009
	Purchased	Other	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired	Impaired	Acquired
			(In thousands)
Balance at beginning of period	$9,245	$447,505	$4,318	$531,546	$—	$—
Additions	39,358	648,631	4,922	13,747	6,381	640,080
Interest income	(26,221)	(268,315)	(5,826)	(171,207)	(1,834)	(108,534)
Reclassifications from (to) nonaccretable balance, net	8,629	1,800	5,831	34,000	(229)	—
Other (a)	(206)	(21,661)	—	39,419	—	—

Balance at end of period	$30,805	$807,960	$9,245	$447,505	$4,318	$531,546

(a)	Other changes in expected cash flows including changes in interest rates and prepayments.

A summary of current, past due and nonaccrual loans as of December 31, 2011 and December 31, 2010 were as follows:

			90 Days or More Past Due and Accruing
	Current	30-89 Days Past Due	Non- acquired	Acquired(a)	Purchased Impaired (b)	Nonaccrual	Total
			(In thousands)
December 31, 2011
Commercial, financial, leasing, etc.	$15,493,803	$37,112	$7,601	$8,560	$23,762	$163,598	$15,734,436
Real estate:
Commercial	19,658,761	172,641	9,983	54,148	192,804	171,111	20,259,448
Residential builder and developer	845,680	49,353	13,603	21,116	297,005	281,576	1,508,333
Other commercial construction	2,393,304	41,049	968	23,582	78,105	106,325	2,643,333
Residential	6,626,182	256,017	250,472	37,982	56,741	172,681	7,400,075
Residential Alt-A	383,834	34,077	—	—	—	105,179	523,090
Consumer:
Home equity lines and loans	6,570,675	43,516	—	15,409	4,635	47,150	6,681,385
Automobile	2,644,330	48,342	—	601	—	26,835	2,720,108
Other	2,551,225	43,547	5,249	2,340	310	23,126	2,625,797

Total	$57,167,794	$725,654	$287,876	$163,738	$653,362	$1,097,581	$60,096,005

December 31, 2010
Commercial, financial, leasing, etc.	$13,091,963	$97,692	$16,647	$8,693	$2,250	$173,365	$13,390,610
Real estate:
Commercial	16,594,914	92,866	26,364	25,010	8,275	184,361	16,931,790
Residential builder and developer	898,581	34,361	823	28,204	72,710	316,811	1,351,490
Other commercial construction	2,725,786	37,665	10,349	7,718	2,098	116,265	2,899,881
Residential	4,699,711	229,641	192,276	10,728	9,320	162,001	5,303,677
Residential Alt-A	475,236	42,674	—	—	—	106,469	624,379
Consumer:
Home equity lines and loans	6,472,563	38,367	—	9,692	2,366	33,363	6,556,351
Automobile	2,608,230	44,604	—	26	—	31,866	2,684,726
Other	2,190,353	36,689	4,246	951	—	15,239	2,247,478

Total	$49,757,337	$654,559	$250,705	$91,022	$97,019	$1,139,740	$51,990,382

(a)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.

(b)	Accruing loans that were impaired at acquisition date and recorded at fair value.

If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on such loans would have amounted to $80,278,000 in 2011, $90,351,000 in 2010 and $99,618,000 in 2009. The actual amounts included in interest income during 2011, 2010 and 2009 on such loans were $31,301,000, $40,139,000 and $43,920,000, respectively.

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

The table below summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the year ended December 31, 2011:

		Recorded Investment		Financial Effects of Modification
	Number	Pre- modifica- tion	Post- modifica- tion	Recorded Investment (a)	Interest (b)
	(Dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	53	$10,703	$10,778	$75	$—
Combination of concession types	3	2,049	2,046	(3)	(654)
Real estate:
Commercial
Principal deferral	29	16,804	16,704	(100)	—
Combination of concession types	3	15,778	15,777	(1)	(1,463)
Residential builder and developer
Principal deferral	9	33,208	26,811	(6,397)	—
Other	6	118,114	110,156	(7,958)	—
Combination of concession types	5	2,540	2,561	21	—
Other commercial construction
Principal deferral	3	8,436	8,553	117	—
Combination of concession types	3	65,813	60,973	(4,840)	—
Residential
Principal deferral	37	8,175	8,235	60	—
Interest rate reduction	14	1,926	1,991	65	(318)
Combination of concession types	111	19,508	19,934	426	(1,559)
Residential Alt-A
Principal deferral	3	800	835	35	—
Combination of concession types	34	6,813	6,978	165	(889)
Consumer:
Home equity lines and loans
Principal deferral	3	259	259	—	—
Other	3	86	86	—	—
Combination of concession types	26	2,156	2,158	2	(444)
Automobile
Principal deferral	746	10,053	10,053	—	—
Interest rate reduction	17	183	183	—	(13)
Other	111	739	739	—	—
Combination of concession types	431	6,703	6,703	—	(808)
Other
Principal deferral	23	400	400	—	—
Interest rate reduction	1	8	8	—	(1)
Other	4	103	103	—	—
Combination of concession types	102	803	803	—	(189)

Total	1,780	$332,160	$313,827	$(18,333)	$(6,338)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.

(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Loans that were modified as troubled debt restructurings during the twelve months ended December 31, 2011 and for which there was a subsequent payment default were not material.

Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $120,000 amounted to $96,523,000 and $105,540,000 at December 31, 2011 and 2010, respectively. During 2011, new borrowings by such persons amounted to $12,320,000 (including any borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions (including reductions resulting from retirements) were $21,337,000.

At December 31, 2011, approximately $6.1 billion of commercial loans and leases, $8.5 billion of commercial real estate loans, $4.2 billion of one-to-four family residential real estate loans, $4.2 billion of home equity loans and lines of credit and $3.2 billion of other consumer loans were pledged to secure outstanding borrowings from the FHLB of New York and available lines of credit as described in note 9.

The Company’s loan and lease portfolio includes commercial lease financing receivables consisting of direct financing and leveraged leases for machinery and equipment, railroad equipment, commercial trucks and trailers, and aircraft. A summary of lease financing receivables follows:

	December 31
	2011	2010
	(In thousands)
Commercial leases:
Direct financings:
Lease payments receivable	$1,137,310	$1,205,499
Estimated residual value of leased assets	96,479	96,441
Unearned income	(153,704)	(181,771)

Investment in direct financings	1,080,085	1,120,169
Leveraged leases:
Lease payments receivable	154,551	164,818
Estimated residual value of leased assets	144,275	179,777
Unearned income	(53,847)	(63,154)

Investment in leveraged leases	244,979	281,441

Total investment in leases.	$1,325,064	$1,401,610

Deferred taxes payable arising from leveraged leases	$180,731	$202,566

Included within the estimated residual value of leased assets at December 31, 2011 and 2010 were $52 million and $53 million, respectively, in residual value associated with direct financing leases that are guaranteed by the lessees. The Company is indemnified from loss by AIB on a portion of leveraged leases obtained in the acquisition of a former subsidiary of AIB on April 1, 2003. Amounts in the leveraged lease section of the table subject to such indemnification included estimated residual value of leased assets of $13 million and $26 million as of December 31, 2011 and 2010, respectively.

At December 31, 2011, the minimum future lease payments to be received from lease financings were as follows:

Total
(In thousands)
Year ending December 31:
2012	$312,730
2013	246,265
2014	180,844
2015	131,097
2016	103,161
Later years	317,764

$1,291,861

5.      Allowance for credit losses

Changes in the allowance for credit losses for the years ended December 31, 2011 and 2010 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
2011		Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$212,579	$400,562	$86,351	$133,067	$70,382	$902,941
Provision for credit losses	66,240	44,404	57,081	101,062	1,213	270,000
Net charge-offs
Charge-offs	(55,021)	(86,869)	(58,351)	(109,246)	—	(309,487)
Recoveries	10,224	9,540	6,834	18,238	—	44,836

Net charge-offs	(44,797)	(77,329)	(51,517)	(91,008)	—	(264,651)

Ending balance	$234,022	$367,637	$91,915	$143,121	$71,595	$908,290

2010
Beginning balance	$219,170	$359,770	$91,582	$137,124	$70,376	$878,022
Provision for credit losses	58,438	159,023	52,960	97,573	6	368,000
Consolidation of loan securitization trusts	—	—	2,752	—	—	2,752
Net charge-offs
Charge-offs	(91,650)	(124,087)	(71,016)	(125,593)	—	(412,346)
Recoveries	26,621	5,856	10,073	23,963	—	66,513

Net charge-offs	(65,029)	(118,231)	(60,943)	(101,630)	—	(345,833)

Ending balance	$212,579	$400,562	$86,351	$133,067	$70,382	$902,941

Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type. Changes in the allowance for credit losses for 2009 were as follows:

(In thousands)
Beginning balance	$787,904
Provision for credit losses	604,000
Net charge-offs
Charge-offs	(556,462)
Recoveries	42,580

Net charge-offs	(513,882)

Ending balance	$878,022

In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type. The amounts of loss components in the Company’s loan and lease portfolios are determined through a loan by loan analysis of larger balance commercial and commercial real estate loans that are in nonaccrual status and by applying loss factors to groups of loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. In determining the allowance for credit losses, the Company utilizes a loan grading system which is applied to commercial and commercial real estate credits on an individual loan basis. Loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, geographic location, financial condition and performance, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. As updated appraisals are obtained on individual loans or other events in the market place indicate that collateral values have significantly changed, individual loan grades are adjusted as appropriate. Changes in other factors cited may also lead to loan grade changes at any time. Except for consumer and residential mortgage loans that are considered smaller balance homogenous loans and are evaluated collectively and acquired loans, the Company considers a loan to be impaired for purposes of applying GAAP when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days. Regardless of loan type, the Company considers a loan to be impaired if it qualifies as a troubled debt restructuring. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Acquired loan balances are generally evaluated for recoverability on an aggregated basis by loan type.

The following tables provide information with respect to loans and leases that were considered impaired as of and for the years ended December 31, 2011 and December 31, 2010.

	December 31, 2011			December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$118,538	$145,510	$48,674	$121,744	$170,888	$40,909
Real estate:
Commercial	102,886	128,456	17,651	110,975	140,015	17,393
Residential builder and developer	159,293	280,869	52,562	263,545	295,031	78,597
Other commercial construction	20,234	24,639	3,836	80,934	85,432	22,067
Residential	101,882	119,498	4,420	73,006	85,279	3,375
Residential Alt-A	150,396	162,978	25,000	180,665	191,445	36,000
Consumer:
Home equity lines and loans	9,385	10,670	2,306	11,799	13,378	2,227
Automobile	53,710	53,710	11,468	58,858	58,858	12,597
Other	8,401	8,401	2,084	2,978	2,978	768

	724,725	934,731	168,001	904,504	1,043,304	213,933

With no related allowance recorded:
Commercial, financial, leasing, etc.	53,104	60,778	—	52,453	66,692	—
Real estate:
Commercial	71,636	91,118	—	77,269	81,800	—
Residential builder and developer	133,156	177,277	—	71,162	86,039	—
Other commercial construction	86,652	89,862	—	36,280	37,107	—
Residential	19,686	25,625	—	5,035	7,723	—
Residential Alt-A	34,356	60,942	—	28,967	47,879	—

	398,590	505,602	—	271,166	327,240	—

Total:
Commercial, financial, leasing, etc.	171,642	206,288	48,674	174,197	237,580	40,909
Real estate:
Commercial	174,522	219,574	17,651	188,244	221,815	17,393
Residential builder and developer	292,449	458,146	52,562	334,707	381,070	78,597
Other commercial construction	106,886	114,501	3,836	117,214	122,539	22,067
Residential	121,568	145,123	4,420	78,041	93,002	3,375
Residential Alt-A	184,752	223,920	25,000	209,632	239,324	36,000
Consumer:
Home equity lines and loans	9,385	10,670	2,306	11,799	13,378	2,227
Automobile	53,710	53,710	11,468	58,858	58,858	12,597
Other	8,401	8,401	2,084	2,978	2,978	768

Total	$1,123,315	$1,440,333	$168,001	$1,175,670	$1,370,544	$213,933

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Average Recorded Investment	Interest Income Recognized		Average Recorded Investment	Interest Income Recognized
		Total	Cash Basis		Total	Cash Basis
	(In thousands)
Commercial, financial, leasing, etc.	$163,485	$3,306	$3,278	$244,687	$4,834	$4,810
Real estate:
Commercial	189,837	2,060	1,985	240,123	1,983	1,740
Residential builder and developer	317,296	1,948	860	252,229	1,716	746
Other commercial construction	105,947	926	684	60,416	371	357
Residential	99,107	4,271	2,286	62,104	3,028	1,755
Residential Alt-A	196,161	7,713	1,965	220,589	8,397	1,758
Consumer:
Home equity lines and loans	11,428	681	106	11,807	790	202
Automobile	56,862	3,850	1,060	54,221	3,684	1,233
Other	5,006	273	89	3,165	243	48

Total	$1,145,129	$25,028	$12,313	$1,149,341	$25,046	$12,649

The average recorded investment in impaired loans during 2009 was $986,164,000. Interest income recognized on impaired loans totaled $10,224,000 for the year ended December 31, 2009.

In accordance with the previously described policies, the Company utilizes a loan grading system that is applied to all commercial loans and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Acquired loans that were recorded at estimated fair value on the acquisition date are generally assigned a “pass” loan grade because their net financial statement value is based on the present value of expected cash flows. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. All larger balance criticized commercial and commercial real estate loans are individually reviewed by centralized loan review personnel each quarter to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. Smaller balance criticized loans are analyzed by business line risk management areas to ensure proper loan grade classification. Furthermore, criticized nonaccrual commercial loans and commercial real estate loans are considered impaired and, as a result, specific loss allowances on such loans are established within the allowance for credit losses to the extent appropriate in each individual instance. The following table summarizes the loan grades applied to the various classes of the Company’s commercial and commercial real estate loans.

		Real Estate
	Commercial, Financial, Leasing, etc.	Commercial	Residential Builder and Developer	Other Commercial Construction
	(In thousands)
December 31, 2011
Pass	$14,869,636	$19,089,252	$1,085,970	$2,254,609
Criticized accrual	701,202	999,085	140,787	282,399
Criticized nonaccrual	163,598	171,111	281,576	106,325

Total	$15,734,436	$20,259,448	$1,508,333	$2,643,333

		Real Estate
	Commercial, Financial, Leasing, etc.	Commercial	Residential Builder and Developer	Other Commercial Construction
	(In thousands)
December 31, 2010
Pass	$12,384,512	$15,855,774	$722,747	$2,263,965
Criticized accrual	832,733	891,655	311,932	519,651
Criticized nonaccrual	173,365	184,361	316,811	116,265

Total	$13,390,610	$16,931,790	$1,351,490	$2,899,881

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively by loan type after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by M&T’s Credit Department. In arriving at such forecasts, M&T considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a second lien position. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values.

The Company also measures additional losses for purchased impaired loans when it is probable that the Company will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition. The determination of the allocated portion of the allowance for credit losses is very subjective. Given that inherent subjectivity and potential imprecision involved in determining the allocated portion of the allowance for credit losses, the Company also provides an inherent unallocated portion of the allowance. The unallocated portion of the allowance is intended to recognize probable losses that are not otherwise identifiable and includes management’s subjective determination of amounts necessary to provide for the possible use of imprecise estimates in determining the allocated portion of the allowance. Therefore, the level of the unallocated portion of the allowance is primarily reflective of the inherent imprecision in the various calculations used in determining the allocated portion of the allowance for credit losses. Other factors that could also lead to changes in the unallocated portion include the effects of expansion into new markets for which the Company does not have the same degree of familiarity and experience regarding portfolio performance in changing market conditions, the introduction of new loan and lease product types, and other risks associated with the Company’s loan portfolio that may not be specifically identifiable.

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(In thousands)
December 31, 2011
Individually evaluated for impairment	$48,517	$71,784	$29,420	$15,858	$165,579
Collectively evaluated for impairment	185,048	291,271	60,742	126,613	663,674
Purchased impaired	457	4,582	1,753	650	7,442

Allocated	$234,022	$367,637	$91,915	$143,121	836,695

Unallocated					71,595

Total					$908,290

December 31, 2010
Individually evaluated for impairment	$40,459	$114,082	$39,000	$15,492	$209,033
Collectively evaluated for impairment	171,670	282,505	46,976	117,475	618,626
Purchased impaired	450	3,975	375	100	4,900

Allocated	$212,579	$400,562	$86,351	$133,067	832,559

Unallocated					70,382

Total					$902,941

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of December 31, 2011 and December 31, 2010 was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(In thousands)
December 31, 2011
Individually evaluated for impairment	$171,442	$561,615	$306,320	$71,496	$1,110,873
Collectively evaluated for impairment	15,539,232	23,281,585	7,560,104	11,950,849	58,331,770
Purchased impaired	23,762	567,914	56,741	4,945	653,362

Total	$15,734,436	$24,411,114	$7,923,165	$12,027,290	$60,096,005

December 31, 2010
Individually evaluated for impairment	$173,365	$617,437	$286,612	$72,082	$1,149,496
Collectively evaluated for impairment	13,214,995	20,482,641	5,632,124	11,414,107	50,743,867
Purchased impaired	2,250	83,083	9,320	2,366	97,019

Total	$13,390,610	$21,183,161	$5,928,056	$11,488,555	$51,990,382

6.     Premises and equipment

The detail of premises and equipment was as follows:

	December 31
	2011	2010
	(In thousands)
Land	$86,120	$64,728
Buildings — owned	365,087	280,288
Buildings — capital leases	1,131	1,131
Leasehold improvements	198,379	172,638
Furniture and equipment — owned	436,203	366,227
Furniture and equipment — capital leases	9,407	1,387

	1,096,327	886,399
Less: accumulated depreciation and amortization
Owned assets	512,399	449,571
Capital leases	2,493	991

	514,892	450,562

Premises and equipment, net	$581,435	$435,837

Net lease expense for all operating leases totaled $97,098,000 in 2011, $94,646,000 in 2010 and $89,030,000 in 2009. Minimum lease payments under noncancelable operating leases are presented in note 21. Minimum lease payments required under capital leases are not material.

7.     Capitalized servicing assets

Changes in capitalized servicing assets were as follows:

	Residential Mortgage Loans			Small-Balance Commercial Mortgage Loans
For Year Ended December 31,	2011	2010	2009	2011	2010	2009
	(In thousands)
Beginning balance	$92,066	$101,155	$106,979	$26,197	$40,251	$58,044
Originations	13,920	27,430	31,034	—	—	—
Purchases	61,642	593	972	—	—	—
Assumed in loan securitizations (note 19)	—	—	788	—	—	—
Consolidation of loan securitization trusts (note 19)	—	(1,843)	—	—	—	—
Amortization	(36,364)	(35,269)	(38,618)	(10,519)	(14,054)	(17,793)

	131,264	92,066	101,155	15,678	26,197	40,251
Valuation allowance	(1,800)	—	(50)	—	—	—

Ending balance, net	$129,464	$92,066	$101,105	$15,678	$26,197	$40,251

	Commercial Mortgage Loans			Total
For Year Ended December 31,	2011	2010	2009	2011	2010	2009
	(In thousands)
Beginning balance	$42,613	$32,896	$26,336	$160,876	$174,302	$191,359
Originations	17,613	16,976	12,417	31,533	44,406	43,451
Purchases	—	—	—	61,642	593	972
Assumed in loan securitizations (note 19)	—	—	—	—	—	788
Consolidation of loan securitization trusts (note 19)	—	—	—	—	(1,843)	—
Amortization	(8,976)	(7,259)	(5,857)	(55,859)	(56,582)	(62,268)

	51,250	42,613	32,896	198,192	160,876	174,302
Valuation allowance	—	—	—	(1,800)	—	(50)

Ending balance, net	$51,250	$42,613	$32,896	$196,392	$160,876	$174,252

Residential mortgage loans serviced for others were $36.3 billion (including $14.3 billion of sub-serviced loans) at December 31, 2011 and $15.9 billion at each of December 31, 2010 and December 31, 2009. Loans sub-serviced for others were not significant at December 31, 2010 or 2009. Small-balance commercial mortgage loans serviced for others were $4.4 billion, $5.2 billion and $5.5 billion at December 31, 2011, 2010 and 2009, respectively. Commercial mortgage loans serviced for others were $9.0 billion, $8.1 billion and $7.1 billion at December 31, 2011, 2010 and 2009, respectively.

During 2011, a provision for impairment of $1,800,000 was added to the valuation allowance for capitalized residential mortgage loan servicing assets because the carrying value of certain strata of capitalized servicing assets exceeded estimated fair value. During 2010 and 2009, $50,000 and $21,950,000, respectively, of the valuation allowance for capitalized residential mortgage loan servicing assets was reversed because of increases in the market value of certain strata of servicing assets relative to the amortized cost basis of the servicing assets in such strata. The estimated fair value of capitalized residential mortgage loan servicing assets was approximately $168 million at December 31, 2011 and $162 million at December 31, 2010. The fair value of capitalized residential mortgage loan servicing assets was estimated using weighted-average discount rates of 10.4% and 13.2% at December 31, 2011 and 2010, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2011 and 2010, the discount rate represented a weighted-average option-adjusted spread (“OAS”) of 978 basis points (hundredths of one percent) and 748 basis points, respectively, over market implied forward London Interbank Offered Rates. The estimated fair value of capitalized small-balance commercial mortgage loan servicing assets was approximately $49 million at December 31, 2011 and $58 million at December 31, 2010. The fair value of capitalized small-balance commercial loan servicing assets was estimated using weighted-average discount rates of 19.2% and 19.7% at December 31, 2011 and 2010, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2011 and 2010, the discount rate represented a weighted-average OAS of 1,783 basis points and 1,778 basis points, respectively, over market implied forward London Interbank Offered Rates. The estimated fair value of capitalized residential and small-balance commercial mortgage loan servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The estimated fair value of capitalized commercial mortgage loan servicing assets was approximately $60 million and $50 million at December 31, 2011 and 2010, respectively. An 18% discount rate was used to estimate the fair value of capitalized commercial mortgage loan servicing rights at December 31, 2011 and 2010 with no prepayment assumptions because, in general, the servicing agreements allow the Company to share in customer loan prepayment fees and thereby recover the remaining carrying value of the capitalized servicing rights associated with such loan. The Company’s ability to realize the carrying value of capitalized commercial mortgage loan servicing rights is more dependent on the borrowers’ abilities to repay the underlying loans than on prepayments or changes in interest rates.

The key economic assumptions used to determine the fair value of capitalized servicing rights at December 31, 2011 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

	Residential	Small-Balance Commercial	Commercial
Weighted-average prepayment speeds	18.89%	8.64%
Impact on fair value of 10% adverse change	$(9,777,000)	$(2,051,000)
Impact on fair value of 20% adverse change	(18,480,000)	(3,932,000)
Weighted-average OAS	9.78%	17.83%
Impact on fair value of 10% adverse change	$(3,994,000)	$(1,688,000)
Impact on fair value of 20% adverse change	(7,711,000)	(3,255,000)
Weighted-average discount rate			18.00%
Impact on fair value of 10% adverse change			$(2,633,000)
Impact on fair value of 20% adverse change			(5,071,000)

8.     Goodwill and other intangible assets

In accordance with GAAP, the Company does not amortize goodwill, however, core deposit and other intangible assets are amortized over the estimated life of each respective asset. Total amortizing intangible assets were comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
December 31, 2011
Core deposit	$755,794	$626,453	$129,341
Other	177,268	130,215	47,053

Total	$933,062	$756,668	$176,394

December 31, 2010
Core deposit	$701,000	$576,986	$124,014
Other	119,968	118,065	1,903

Total	$820,968	$695,051	$125,917

Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of five to ten years. The weighted-average original amortization period was approximately eight years. The remaining weighted-average amortization period as of December 31, 2011 was approximately five years. Amortization expense for core deposit and other intangible assets was $61,617,000, $58,103,000 and $64,255,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization expense in future years for such intangible assets is as follows:

(In thousands)
Year ending December 31:
2012	$60,631
2013	46,912
2014	33,825
2015	20,938
2016	10,052
Later years	4,036

$176,394

In accordance with GAAP, the Company completed annual goodwill impairment tests as of October 1, 2011, 2010 and 2009. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations, which has historically been the Company’s core relationship business reporting units. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The implied fair value of the goodwill was determined as the difference between the estimated incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. To test for goodwill impairment at each evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. The methodologies used to estimate fair values of reporting units as of the acquisition dates and as of the evaluation dates were similar. For the Company’s core customer relationship business reporting units, fair value was estimated as the present value of the expected future cash flows of the reporting unit. Based on the results of the goodwill impairment tests, the Company concluded that the amount of recorded goodwill was not impaired at the respective testing dates.

A summary of goodwill assigned to each of the Company’s reportable segments as of December 31, 2011 and 2010 for purposes of testing for impairment is as follows:

(In thousands)
Business Banking	$748,907
Commercial Banking	907,524
Commercial Real Estate	349,197
Discretionary Portfolio	—
Residential Mortgage Banking	—
Retail Banking	1,144,404
All Other	374,593

Total	$3,524,625

9.     Borrowings

The amounts and interest rates of short-term borrowings were as follows:

	Federal Funds Purchased and Repurchase Agreements	Other Short-term Borrowings	Total
	(Dollars in thousands)
At December 31, 2011
Amount outstanding	$732,059	$50,023	$782,082
Weighted-average interest rate	0.04%	0.70%	0.09%
For the year ended December 31, 2011
Highest amount at a month-end	$1,389,237	$142,927
Daily-average amount outstanding	706,749	120,059	$826,808
Weighted-average interest rate	0.11%	0.18%	0.12%
At December 31, 2010
Amount outstanding	$866,555	$80,877	$947,432
Weighted-average interest rate	0.19%	0.20%	0.19%
For the year ended December 31, 2010
Highest amount at a month-end	$2,612,727	$236,842
Daily-average amount outstanding	1,749,525	104,508	$1,854,033
Weighted-average interest rate	0.15%	0.33%	0.16%
At December 31, 2009
Amount outstanding	$2,211,692	$230,890	$2,442,582
Weighted-average interest rate	0.04%	0.66%	0.10%
For the year ended December 31, 2009
Highest amount at a month-end	$2,491,573	$2,049,727
Daily-average amount outstanding	1,885,464	1,025,601	$2,911,065
Weighted-average interest rate	0.15%	0.42%	0.24%

Short-term borrowings have a stated maturity of one year or less at the date the Company enters into the obligation. In general, federal funds purchased and short-term repurchase agreements outstanding at December 31, 2011 matured on the next business day following year-end. Other short-term borrowings included $50 million and $28 million at December 31, 2011 and 2010, respectively, of borrowings from FHLBs. The remaining short-term borrowings were from the U.S. Treasury and others.

At December 31, 2011, the Company had lines of credit under formal agreements as follows:

	M&T	M&T Bank	Wilmington Trust, N.A.
	(In thousands)
Outstanding borrowings	$—	$1,447,266	$—
Unused	30,000	17,473,710	88,600

M&T has a revolving credit agreement with an unaffiliated commercial bank whereby M&T may borrow up to $30 million at its discretion through December 1, 2012. At December 31, 2011, M&T Bank had borrowing facilities available with the FHLBs whereby M&T Bank could borrow up to approximately $9.0 billion. Additionally, M&T Bank and Wilmington Trust, National Association (“Wilmington Trust, N.A.”), a wholly owned subsidiary of M&T, had available lines of credit with the Federal Reserve Bank of New York totaling approximately $10.0 billion at December 31, 2011. M&T Bank and Wilmington Trust, N.A. are required to pledge loans and investment securities as collateral for these borrowing facilities.

Long-term borrowings were as follows:

	December 31
	2011	2010
	(In thousands)
Senior notes of M&T — 5.375% due 2012	$299,991	$299,971
Advances from FHLB:
Variable rates	1,000,000	2,525,268
Fixed rates	398,407	347,161
Agreements to repurchase securities	1,400,000	1,625,001
Subordinated notes of Wilmington Trust Corporation
(a wholly owned subsidiary of M&T):
4.875% due 2013	255,839	—
8.50% due 2018	237,194	—
Subordinated notes of M&T Bank:
3.85% due 2013, variable rate commenced in 2008	400,000	400,000
6.625% due 2017	452,655	425,969
9.50% due 2018	50,000	50,000
5.585% due 2020, variable rate commencing 2015	378,917	372,668
5.629% due 2021, variable rate commencing 2016	589,516	568,196
Junior subordinated debentures of M&T associated with preferred capital securities:
Fixed rates:
M&T Capital Trust I — 8.234%, due 2027	154,640	154,640
M&T Capital Trust II — 8.277%, due 2027	103,093	103,093
M&T Capital Trust III — 9.25%, due 2027	66,759	67,084
BSB Capital Trust I — 8.125%, due 2028	15,542	15,519
Provident Trust I — 8.29%, due 2028	24,483	24,256
Southern Financial Statutory Trust I — 10.60%, due 2030	6,474	6,455
M&T Capital Trust IV — 8.50%, due 2068	350,010	350,010
Variable rates:
First Maryland Capital I — due 2027	143,564	143,025
First Maryland Capital II — due 2027	144,638	143,975
Allfirst Asset Trust — due 2029	95,768	95,623
BSB Capital Trust III — due 2033	15,464	15,464
Provident Trust III — due 2033	51,244	50,823
Southern Financial Capital Trust III — due 2033	7,623	7,566
Other	44,405	48,384

	$6,686,226	$7,840,151

Long-term variable rate advances from the FHLBs had contractual interest rates that ranged from 0.26% to 0.36% at December 31, 2011 and from 0.24% to 2.00% at December 31, 2010. The weighted-average contractual interest rates were 0.29% at December 31, 2011 and 0.32% at December 31, 2010. Long-term fixed rate advances from the FHLBs had contractual interest rates ranging from 0.79% to 7.32% at December 31, 2011 and 3.48% to 7.32% at December 31, 2010. The weighted-average contractual interest rates payable were 3.52% at December 31, 2011 and 4.33% at December 31, 2010. Advances from the FHLBs mature at various dates through 2035 and are secured by residential real estate loans, commercial real estate loans and investment securities.

Long-term agreements to repurchase securities had contractual interest rates that ranged from 3.61% to 4.30% at December 31, 2011 and 3.69% to 5.14% at December 31, 2010. The weighted-average contractual interest rates were 3.90% at December 31, 2011 and 4.16% at December 31, 2010. The

agreements outstanding at December 31, 2011 reflect various repurchase dates through 2017, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates.

The subordinated notes of M&T Bank and Wilmington Trust Corporation are unsecured and are subordinate to the claims of other creditors of those entities. The subordinated notes of M&T Bank due 2013 had a fixed rate of interest of 3.85% through March 2008 and bear a floating rate of interest thereafter until maturity in April 2013, at a rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 1.50%. That variable rate was 1.87% at December 31, 2011 and 1.79% at December 31, 2010.

The fixed and floating rate junior subordinated deferrable interest debentures of M&T (“Junior Subordinated Debentures”) are held by various trusts and were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in M&T’s Tier 1 capital. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act that was signed into law on July 21, 2010 provides for a three-year phase-in related to the exclusion of trust preferred capital securities from Tier 1 capital for large financial institutions, including M&T. That phase-in period begins on January 1, 2013. The variable rate Junior Subordinated Debentures pay interest quarterly at rates that are indexed to the three-month LIBOR. Those rates ranged from 1.28% to 3.92% at December 31, 2011 and from 1.14% to 3.64% at December 31, 2010. The weighted-average variable rates payable on those Junior Subordinated Debentures were 1.87% and 1.72% at December 31, 2011 and 2010, respectively.

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

Long-term borrowings at December 31, 2011 mature as follows:

(In thousands)
Year ending December 31:
2012	$1,671,734
2013	660,084
2014	19,822
2015	4,272
2016	804,663
Later years	3,525,651

$6,686,226

10.     Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T is presented below:

	December 31, 2011		December 31, 2010
	Shares Issued and Outstanding	Carrying Value	Shares Issued and Outstanding	Carrying Value
	(Dollars in thousands)
Series A (a)(d)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share	230,000	$224,277	600,000	$578,630
Series B (b)
Series B Mandatory Convertible Non-cumulative Preferred Stock, $1,000 liquidation preference per share	—	—	26,500	26,500
Series C (a)(c)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share	151,500	140,308	151,500	135,527
Series D (e)
Fixed Rate Non-cumulative Perpetual Preferred Stock, Series D, $10,000 liquidation preference per share	50,000	500,000	—	—

(a)	Shares were issued as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Treasury. Cash proceeds were allocated between the preferred stock and a ten-year warrant to purchase M&T common stock (Series A — 1,218,522 common shares at $73.86 per share, Series C — 407,542 common shares at $55.76 per share). Dividends, if declared, will accrue and be paid quarterly at a rate of 5% per year for the first five years following the original 2008 issuance dates and thereafter at a rate of 9% per year. The agreement with the U.S. Treasury contains limitations on certain actions of M&T, including the payment of quarterly cash dividends on M&T’s common stock in excess of $.70 per share, the repurchase of its common stock during the first three years of the agreement, and the amount and nature of compensation arrangements for certain of the Company’s officers.

(b)	Shares were assumed in the Provident acquisition and a new Series B Preferred Stock was designated. Pursuant to their terms, the shares of Series B Preferred Stock were converted into 433,144 shares of M&T common stock on April 1, 2011. The Series B Preferred Stock had a stated dividend rate of 10% per year.

(c)	Shares were assumed in the Provident acquisition and a new Series C Preferred Stock was designated.

(d)	On May 18, 2011, M&T redeemed and retired 370,000 shares of the Series A Preferred Stock. Accelerated amortization of preferred stock discount associated with the redemption was $11.2 million.

(e)	Shares were issued on May 31, 2011. Dividends, if declared, will be paid semi-annually at a rate of 6.875% per year. The shares are redeemable in whole or in part on or after June 15, 2016. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 Capital, M&T may redeem all of the shares within 90 days following that occurrence.

11.     Stock-based compensation plans

Stock-based compensation expense was $56 million in 2011 and $54 million in each of 2010 and 2009. The Company recognized income tax benefits related to stock-based compensation of $22 million in 2011, $20 million in 2010 and $17 million in 2009.

The Company’s equity incentive compensation plan allows for the issuance of various forms of stock-based compensation, including stock options, restricted stock, restricted stock units and performance-based awards. Through December 31, 2011, only stock-based compensation awards, including stock options, restricted stock and restricted stock units, that vest with the passage of time as service is provided have been issued. At December 31, 2011 and 2010, respectively, there were 5,619,632 and 5,959,828 shares available for future grant under the Company’s equity incentive compensation plan.

Restricted stock awards

Restricted stock awards are comprised of restricted stock and restricted stock units. Restricted stock awards generally vest over four years. Unrecognized compensation expense associated with restricted stock was $28 million as of December 31, 2011 and is expected to be recognized over a weighted-average period of 1.5 years. The Company generally will issue restricted shares from treasury stock to the extent available, but may also issue new shares. During 2011, 2010 and 2009, the number of restricted shares issued was 451,248, 423,002 and 709,415, respectively, with a weighted-average grant date fair value of $38,369,000, $31,880,000 and $27,932,000, respectively. Unrecognized compensation expense associated with restricted stock units was $7 million as of December 31, 2011 and is expected to be recognized over a weighted-average period of 1.2 years. During 2011, 2010 and 2009 the number of restricted stock units issued was 242,282, 231,037 and 578,131, respectively, with a weighted-average grant date fair value of $20,921,000, $17,039,000 and $22,663,000, respectively.

A summary of restricted stock and restricted stock unit activity follows:

	Restricted Stock Units Outstanding	Weighted- Average Grant Price	Restricted Stock Outstanding	Weighted- Average Grant Price
Unvested at January 1, 2011	719,976	$49.99	965,072	$52.81
Granted	242,282	86.35	451,248	85.03
Vested	(148,189)	46.17	(290,034)	61.50
Cancelled	(12,606)	73.73	(34,921)	64.37

Unvested at December 31, 2011	801,463	$61.31	1,091,365	$63.45

Stock option awards

Stock options issued generally vest over four years and are exercisable over terms not exceeding ten years and one day. The Company used an option pricing model to estimate the grant date present value of stock options granted. Stock options granted in 2011, 2010 and 2009 were not significant.

A summary of stock option activity follows:

	Stock Options Outstanding	Weighted-Average		Aggregate Intrinsic Value (In thousands)
		Exercise Price	Life (In Years)
Outstanding at January 1, 2011	10,578,415	$97.35
Granted	100	86.47
Exercised	(449,022)	70.76
Cancelled	(22,483)	91.80
Expired	(267,062)	104.89

Outstanding at December 31, 2011	9,839,948	$98.37	3.8	$3,075

Exercisable at December 31, 2011	8,775,638	$99.50	3.5	$1,497

For 2011, 2010 and 2009, M&T received $28 million, $55 million and $15 million, respectively, in cash and realized tax benefits from the exercise of stock options of $3 million, $7 million and $3 million, respectively. The intrinsic value of stock options exercised during those periods was $7 million, $21 million and $6 million, respectively. As of December 31, 2011, the amount of unrecognized compensation cost related to non-vested stock options was not significant. The total grant date fair value of stock options vested during 2011, 2010 and 2009 was $29 million, $38 million and $37 million, respectively. Upon the exercise of stock options, the Company generally issues shares from treasury stock to the extent available, but may also issue new shares.

Stock purchase plan

The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock through accumulated payroll deductions. Shares of M&T common stock will be issued at the end of an option period, typically one year or six months. In connection with the employee stock purchase plan, 1,000,000 shares of M&T common stock were authorized for issuance, of which 568,886 shares have been issued. There were no shares issued in 2011, 170,405 shares issued in 2010 and 3,149 shares issued in 2009. For 2010 and 2009, respectively, M&T received $8,998,000 and $100,000 in cash for shares purchased through the employee stock purchase plan. The Company used an option pricing model to estimate the grant date present value of purchase rights under the stock purchase plan. Compensation expense recognized for the stock purchase plan was not significant in 2011, 2010 or 2009.

Deferred bonus plan

The Company provided a deferred bonus plan pursuant to which eligible employees could elect to defer all or a portion of their annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants could elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 48,136 and 51,439 at December 31, 2011 and 2010, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet. Through December 31, 2011, 122,151 shares have been issued in connection with the deferred bonus plan.

Directors’ stock plan

The Company maintains a compensation plan for non-employee members of the Company’s boards of directors and directors advisory councils that allows such members to receive all or a portion of their compensation in shares of M&T common stock. Through December 31, 2011, 164,961 shares had been issued in connection with the directors’ stock plan.

Through acquisitions, the Company assumed obligations to issue shares of M&T common stock related to deferred directors compensation plans. Shares of common stock issuable under such plans were 20,084 and 19,906 at December 31, 2011 and 2010, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet.

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

Net periodic pension expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2011	2010	2009
	(In thousands)
Service cost	$28,828	$19,670	$19,483
Interest cost on benefit obligation	58,545	47,905	46,107
Expected return on plan assets	(60,700)	(50,844)	(46,976)
Amortization of prior service cost	(6,559)	(6,559)	(6,559)
Recognized net actuarial loss	20,530	13,551	8,292

Net periodic pension expense	$40,644	$23,723	$20,347

Net other postretirement benefits expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2011	2010	2009
	(In thousands)
Service cost	$535	$383	$353
Interest cost on benefit obligation	3,761	3,130	3,302
Amortization of prior service cost	107	176	243
Recognized net actuarial loss	36	(9)	(19)

Net other postretirement benefits expense	$4,439	$3,680	$3,879

Data relating to the funding position of the defined benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$947,993	$857,122	$61,675	$56,575
Service cost	28,828	19,670	535	383
Interest cost	58,545	47,905	3,761	3,130
Plan participants’ contributions	—	—	3,383	2,776
Actuarial (gain) loss	194,622	64,061	10,303	6,433
Settlements/curtailments	—	(3,231)	—	—
Business combinations	315,210	—	20,689	—
Medicare Part D reimbursement	—	—	715	789
Benefits paid	(48,708)	(37,534)	(10,957)	(8,411)

Benefit obligation at end of year	1,496,490	947,993	90,104	61,675

Change in plan assets:
Fair value of plan assets at beginning of year	838,465	766,880	—	—
Actual return on plan assets	(6,635)	107,846	—	—
Employer contributions	75,600	4,504	6,859	4,846
Business combinations	259,250	—	—	—
Plan participants’ contributions	—	—	3,383	2,776
Medicare Part D reimbursement	—	—	715	789
Settlements	—	(3,231)	—	—
Benefits and other payments	(48,708)	(37,534)	(10,957)	(8,411)

Fair value of plan assets at end of year	1,117,972	838,465	—	—

Funded status	$(378,518)	$(109,528)	$(90,104)	$(61,675)

Assets and liabilities recognized in the consolidated balance sheet were:
Net prepaid asset	$2,878	$6,629	$—	$—
Accrued liabilities	(381,396)	(116,157)	(90,104)	(61,675)

Amounts recognized in accumulated other comprehensive income (“AOCI”) were:
Net loss	$474,153	$232,725	$12,845	$2,577
Net prior service cost	(30,014)	(36,572)	161	269

Pre-tax adjustment to AOCI	444,139	196,153	13,006	2,846
Taxes.	(174,324)	(76,990)	(5,105)	(1,117)

Net adjustment to AOCI.	$269,815	$119,163	$7,901	$1,729

The Company has an unfunded supplemental pension plan for certain key executives. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan were $124,877,000 and $123,085,000 respectively, as of December 31, 2011 and $66,254,000 and $66,208,000 respectively, as of December 31, 2010. The increases from December 31, 2010 were primarily the result of the Wilmington Trust acquisition, which added approximately $45 million to each of the projected benefit obligation and the accumulated benefit obligation as of the May 16, 2011 acquisition date.

The accumulated benefit obligation for all defined benefit pension plans was $1,472,140,000 and $929,775,000 at December 31, 2011 and 2010, respectively. As of December 31, 2011, the accumulated benefit obligation for those defined benefit pension plans in which such obligation exceeded plan assets totaled $1,422,958,000 (including $123,085,000 related to the unfunded supplemental pension plan). As of December 31, 2010, the accumulated benefit obligation for those defined benefit pension plans in which such obligation exceeded plan assets totaled $884,269,000 (including $66,208,000 related to the unfunded supplemental pension plan).

GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of other comprehensive income. As indicated in the preceding table, as of December 31, 2011 the Company recorded a minimum liability adjustment of $457,145,000 ($444,139,000 related to pension plans and $13,006,000 related to other postretirement benefits) with a corresponding reduction of shareholders’ equity, net of applicable deferred taxes, of $277,716,000. In aggregate, the benefit plans incurred a net loss during 2011 that resulted from actual experience differing from the plan assumptions utilized and from changes in actuarial assumptions. The main factor contributing to those losses was a reduction in the discount rate used to measure the benefit obligations at December 31, 2011 to 4.25% from the 5.25% rate used at December 31, 2010, in addition to actual investment returns in the qualified defined benefit pension plan that were less than expected returns. As a result, the Company increased its minimum liability adjustment from that which was recorded at December 31, 2010 by $258,146,000 with a corresponding decrease to shareholders’ equity that, net of applicable deferred taxes, was $156,824,000. The table below reflects the changes in plan assets and benefit obligations recognized in other comprehensive income related to the Company’s postretirement benefit plans.

	Pension Plans	Other Postretirement Benefit Plans	Total
	(In thousands)
2011
Net loss	$261,957	$10,303	$272,260
Amortization of prior service (cost) credit	6,559	(107)	6,452
Amortization of loss	(20,530)	(36)	(20,566)

Total recognized in other comprehensive income, pre-tax	$247,986	$10,160	$258,146

2010
Net loss	$7,057	$6,433	$13,490
Amortization of prior service (cost) credit	6,559	(176)	6,383
Amortization of (loss) gain	(13,551)	9	(13,542)

Total recognized in other comprehensive income, pre-tax	$65	$6,266	$6,331

The following table reflects the amortization of amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit expense during 2012:

	Pension Plans	Other Postretirement Benefit Plans
	(In thousands)
Amortization of net prior service cost (credit)	$(6,559)	$20
Amortization of net loss	34,281	427

The Company also provides a qualified defined contribution pension plan to eligible employees who were not participants in the defined benefit pension plan as of December 31, 2005 and to other employees who have elected to participate in the defined contribution plan. The Company makes contributions to the defined contribution plan each year in an amount that is based on an individual participant’s total compensation (generally defined as total wages, incentive compensation, commissions and bonuses) and years of service. Participants do not contribute to the defined contribution pension plan. Pension expense recorded in 2011, 2010 and 2009 associated with the defined contribution pension plan was approximately $13 million, $14 million and $11 million, respectively.

Assumptions

The assumed weighted-average rates used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Discount rate	4.25%	5.25%	4.25%	5.25%
Rate of increase in future compensation levels	4.50%	4.50%	—	—

The assumed weighted-average rates used to determine net benefit expense for the years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.25%	5.75%	6.00%	5.25%	5.75%	6.00%
Long-term rate of return on plan assets	6.50%	6.50%	6.50%	—	—	—
Rate of increase in future compensation levels	4.50%	4.50%	4.60%	—	—	—
On May 16, 2011 pension and other benefit obligations were assumed as a result of the acquisition of Wilmington Trust. Initial liabilities and net costs were determined using a 5.25% discount rate, a 4.0% increase in compensation and a 6.50% expected return on assets.

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

For measurement of other postretirement benefits, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012. The rate was assumed to decrease to 5% over 30 years. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have had the following effects:

	+1%	-1%
	(In thousands)
Increase (decrease) in:
Service and interest cost	$149	$(134)
Accumulated postretirement benefit obligation	3,686	(3,288)

Plan Assets

The Company’s policy is to invest the pension plan assets in a prudent manner for the purpose of providing benefit payments to participants and mitigating reasonable expenses of administration. The Company’s investment strategy is designed to provide a total return that, over the long-term, places a strong emphasis on the preservation of capital. The strategy attempts to maximize investment returns on assets at a level of risk deemed appropriate by the Company while complying with applicable regulations and laws. The investment strategy utilizes asset allocation as a principal determinant for establishing an appropriate risk profile. The target allocations for plan assets are generally 55 to 70 percent equity securities, 25 to 40 percent debt securities, and 3 to 10 percent money-market funds or other short-term investments, although holdings could be more or less than these general guidelines based on market conditions at the time and actions taken or recommended by the investment managers providing advice to the Company. Equity securities include investments in large-cap and mid-cap companies located in the United States, equity mutual funds with international investments, and, to a lesser extent, direct investments in foreign-based companies. Debt securities include corporate bonds of companies from diversified industries, mortgage-backed securities guaranteed by government agencies, U.S. Treasury securities, and mutual funds that invest in debt securities. Additionally, primarily as a result of the Wilmington Trust acquisition, the Company’s defined benefit pension plans held $77,351,000 (7% of total assets) of real estate, private equity and other investments at December 31, 2011. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. Furthermore, management regularly reviews the investment policy and may, if deemed appropriate, make changes to the target allocations noted above.

The fair values of the Company’s pension plan assets at December 31, 2011, by asset category, were as follows:

	Fair Value Measurement of Plan Assets At December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Asset category:
Money-market funds	$63,842	$63,842	$—	$—
Equity securities:
M&T	93,740	93,740	—	—
Domestic(a)	151,235	151,235	—	—
International	8,264	8,264	—	—
Mutual funds:
Domestic	125,223	125,223	—	—
International	127,071	127,071	—	—

	505,533	505,533	—	—

Debt securities:
Corporate(b)	275,079	—	275,079	—
Government	88,261	—	88,261	—
International	7,586	—	7,586	—
Mutual funds:
Domestic(c)	72,680	72,680	—	—
International	23,234	23,234	—	—

	466,840	95,914	370,926	—

Other:
Real asset securities	17,557	17,557	—	—
Private real estate	4,677	—	—	4,677
Private equity	10,190	—	—	10,190
Hedge funds	44,927	—	—	44,927

	77,351	17,557	—	59,794

Total(d)	$1,113,566	$682,846	$370,926	$59,794

The fair values of the Company’s pension plan assets at December 31, 2010, by asset category, were as follows:

	Fair Value Measurement of Plan Assets At December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Asset category:
Money-market funds	$26,389	$26,389	$—	—
Equity securities:
M&T	106,891	106,891	—	—
Domestic(a)	148,218	148,218	—	—
International	9,690	9,690	—	—
Mutual funds:
Domestic	54,039	54,039	—	—
International	150,961	150,961	—	—

	469,799	469,799	—	—

Debt securities:
Corporate(b)	204,899	—	204,899	—
Government	65,589	—	65,589	—
International	7,143	—	7,143	—
Mutual funds:
Domestic(c)	35,594	35,594	—	—
International	25,491	25,491	—	—

	338,716	61,085	277,631	—

Total(d)	$834,904	$557,273	$277,631	—

(a)	This category is comprised of equities of companies primarily within the mid-cap and large-cap sector of the U.S. economy and range across diverse industries.

(b)	This category represents investment grade bonds of U.S. issuers from diverse industries.

(c)	Approximately 50% of the mutual funds were invested in investment grade bonds of U.S. issuers and 50% in high-yielding bonds at December 31, 2011. Approximately 30% of the mutual funds were invested in investment grade bonds of U.S. issuers and 70% in high-yielding bonds at December 31, 2010. The holdings within the funds are spread across diverse industries.

(d)	Excludes dividends and interest receivable totaling $4,406,000 and $3,561,000 at December 31, 2011 and 2010, respectively.

Pension plan assets included common stock of M&T with a fair value of $93,740,000 (8.4% of total plan assets) at December 31, 2011 and $106,891,000 (12.7% of total plan assets) at December 31, 2010. No investment in securities of a non-U.S. Government or government agency issuer exceeded ten percent of plan assets at December 31, 2011.

The changes in Level 3 pension plan assets measured at estimated fair value on a recurring basis during the year ended December 31, 2011 were as follows:

	Balance – January 1, 2011	Purchases	Total Realized/ Unrealized Gains (Losses)	Balance – December 31, 2011
	(In thousands)
Other
Private real estate	—	$4,093	$584	$4,677
Private equity	—	8,482	1,708	10,190
Hedge funds	—	47,836	(2,909)	44,927

Total	—	$60,411	$(617)	$59,794

The Company makes contributions to its funded qualified defined benefit pension plans as required by government regulation or as deemed appropriate by management after considering factors such as the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plans. Subject to the impact of actual events and circumstances that may occur in 2012, the Company may make contributions to the qualified defined benefit pension plans in 2012, but the amount of any such contribution has not yet been determined. The Company made a cash contribution of $70 million to the qualified defined benefit pension plans in 2011. The Company’s contributions to the qualified defined benefit pension plans totaled $44 million in 2009 in the form of common stock of M&T. The Company did not make any contributions to those plans in 2010. The Company regularly funds the payment of benefit obligations for the supplemental defined benefit pension and postretirement benefit plans because such plans do not hold assets for investment. Payments made by the Company for supplemental pension benefits were $5,600,000 and $4,504,000 in 2011 and 2010, respectively. Payments made by the Company for postretirement benefits were $6,859,000 and $4,846,000 in 2011 and 2010, respectively. Payments for supplemental pension and other postretirement benefits for 2012 are not expected to differ from those made in 2011 by an amount that will be material to the Company’s consolidated financial position.

Estimated benefits expected to be paid in future years related to the Company’s defined benefit pension and other postretirement benefits plans are as follows:

	Pension Benefits	Other Postretirement Benefits
	(In thousands)
Year ending December 31:
2012	$57,243	$8,834
2013	61,203	8,542
2014	65,475	8,330
2015	68,777	8,107
2016	75,480	7,918
2017 through 2021	431,248	35,708

The Company has a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. Employee benefits expense resulting from the Company’s contributions to the RSP totaled $27,738,000, $24,683,000 and $23,719,000 in 2011, 2010 and 2009, respectively.

13.    Income taxes

The components of income tax expense (benefit) were as follows:

	Year Ended December 31
	2011	2010	2009
	(In thousands)
Current
Federal	$277,631	$250,489	$52,792
State and city	53,566	55,071	4,107

Total current	331,197	305,560	56,899

Deferred
Federal	34,325	47,123	67,372
State and city	(401)	3,945	15,129

Total deferred	33,924	51,068	82,501

Total income taxes applicable to pre-tax income	$365,121	$356,628	$139,400

The Company files a consolidated federal income tax return reflecting taxable income earned by all domestic subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with GAAP, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2011, M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $79,121,000. No actions are planned that would cause this reserve to become wholly or partially taxable.

Income taxes attributable to gains or losses on bank investment securities were an expense of $28,712,000 in 2011 and benefits of $32,778,000 and $53,824,000 in 2010 and 2009, respectively. No alternative minimum tax expense was recognized in 2011, 2010 or 2009.

Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year Ended December 31
	2011	2010	2009
	(In thousands)
Income taxes at statutory federal income tax rate	$428,610	$382,476	$181,752
Increase (decrease) in taxes:
Tax-exempt income	(33,799)	(32,466)	(31,071)
State and city income taxes, net of federal income tax effect	34,557	38,360	12,503
Low income housing credits	(40,763)	(29,882)	(20,749)
Non-taxable gain on acquisition	(22,725)	—	—
Other	(759)	(1,860)	(3,035)

	$365,121	$356,628	$139,400

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2011	2010	2009
	(In thousands)
Losses on loans and other assets	$896,219	$550,970	$642,427
Postretirement and other employee benefits	39,992	28,135	25,770
Incentive compensation plans	49,183	27,388	27,835
Interest on loans	46,965	43,563	35,772
Retirement benefits	147,997	42,422	34,851
Stock-based compensation	78,014	70,641	69,881
Unrealized investment losses	50,528	54,557	140,821
Depreciation and amortization	9,563	13,332	6,274
Other	99,012	51,768	40,281

Gross deferred tax assets	1,417,473	882,776	1,023,912

Leasing transactions	(294,150)	(294,510)	(306,799)
Capitalized servicing rights	(17,603)	(14,739)	(8,412)
Interest on subordinated note exchange	(11,275)	(13,534)	(15,051)
Other	(48,803)	(36,080)	(32,617)

Gross deferred tax liabilities	(371,831)	(358,863)	(362,879)

Net deferred tax asset	$1,045,642	$523,913	$661,033

The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.

The income tax credits shown in the statement of income of M&T in note 26 arise principally from operating losses before dividends from subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Federal, State and Local Tax	Accrued Interest	Unrecognized Income Tax Benefits
	(In thousands)
Gross unrecognized tax benefits at January 1, 2009	$38,287	$17,556	$55,843
Increases in unrecognized tax benefits as a result of tax positions taken during 2009	400	—	400
Increases in unrecognized tax benefits as a result of tax positions taken during prior years	—	3,675	3,675
Decreases in unrecognized tax benefits because applicable returns are no longer subject to examination	(9,902)	(1,392)	(11,294)
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(825)	(331)	(1,156)
Unrecognized tax benefits acquired in a business combination	337	—	337

Gross unrecognized tax benefits at December 31, 2009	28,297	19,508	47,805
Increases in unrecognized tax benefits as a result of tax positions taken during prior years	—	11,468	11,468
Decreases in unrecognized tax benefits because applicable returns are no longer subject to examination	(1,403)	(670)	(2,073)
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(967)	(549)	(1,516)
Decreases in unrecognized tax benefits as a result of tax positions taken in prior years	(1,074)	(9,061)	(10,135)

Gross unrecognized tax benefits at December 31, 2010	24,853	20,696	45,549
Increases in unrecognized tax benefits as a result of tax positions taken during 2011	4,659	—	4,659
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(9,742)	(5,497)	(15,239)
Decreases in unrecognized tax benefits as a result of tax positions taken in prior years	—	(1,645)	(1,645)
Decreases in unrecognized tax benefits because applicable returns are no longer subject to examination	(8,471)	(8,201)	(16,672)
Unrecognized tax benefits acquired in a business combination	7,034	3,924	10,958

Gross unrecognized tax benefits at December 31, 2011	$18,333	$9,277	27,610

Less: Federal, state and local income tax benefits			(9,018)

Net unrecognized tax benefits at December 31, 2011 that, if recognized, would impact the effective income tax rate			$18,592

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the consolidated statement of income. The balance of accrued interest at December 31, 2011 is included in the table above. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should determinations rendered by tax authorities ultimately indicate that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Under statute, the Company’s federal income tax returns for the years 2008, 2009, and 2010 could be adjusted by the Internal Revenue Service, although examinations for those tax years have been concluded. The Company also files income tax returns in over forty state and local jurisdictions. Substantially all material state and local matters have been concluded for years through 2003. It is not reasonably possible to estimate when examinations for any subsequent years will be completed.

14.    Earnings per common share

The computations of basic earnings per common share follow:

	Year Ended December 31
	2011	2010	2009
	(In thousands, except per share)
Income available to common shareholders:
Net income	$859,479	$736,161	$379,891
Less: Preferred stock dividends(a)	(45,839)	(40,225)	(36,081)
Amortization of preferred stock discount(a)	(20,018)	(10,518)	(8,130)

Net income available to common equity	793,622	685,418	335,680
Less: Income attributable to unvested stock-based compensation awards	(11,879)	(9,592)	(3,674)

Net income available to common shareholders	$781,743	$675,826	$332,006
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	124,524	119,852	115,838
Less: Unvested stock-based compensation awards	(1,861)	(1,661)	(1,178)

Weighted-average shares outstanding	122,663	118,191	114,660
Basic earnings per common share	$6.37	$5.72	$2.90

(a)	Including impact of not as yet declared cumulative dividends.

The computations of diluted earnings per common share follow:

	Year Ended December 31
	2011	2010	2009
	(In thousands, except per share)
Net income available to common equity	$793,622	$685,418	$335,680
Less: Income attributable to unvested stock-based compensation awards	(11,857)	(9,565)	(3,674)

Net income available to common shareholders	$781,765	$675,853	$332,006
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	124,524	119,852	115,838
Less: Unvested stock-based compensation awards	(1,861)	(1,661)	(1,178)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and convertible preferred stock	416	652	116

Adjusted weighted-average shares outstanding	123,079	118,843	114,776
Diluted earnings per common share	$6.35	$5.69	$2.89

GAAP defines unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities that shall be included in the computation of earnings per common share pursuant to the two-class method. In 2009, 2010 and 2011, the Company issued stock-based compensation awards in the form of restricted stock and restricted stock units, which, in accordance with GAAP, are considered participating securities.

Stock-based compensation awards, warrants to purchase common stock of M&T and preferred stock convertible into shares of M&T common stock representing approximately 11,268,000, 11,231,000 and 15,040,000 common shares during 2011, 2010 and 2009, respectively, were not included in the computations of diluted earnings per common share because the effect on those years would have been antidilutive.

15.    Comprehensive income

The following table displays the components of other comprehensive income:

	Before-tax Amount	Income Taxes	Net
	(In thousands)
For the year ended December 31, 2011
Unrealized gains (losses) on investment securities:
Available-for-sale (“AFS”) investment securities with other-than-temporary impairment (“OTTI”):
Unrealized holding losses, net	$(58,628)	$23,106	$(35,522)
Less: reclassification adjustment for gains realized in net income	3,814	(1,497)	2,317
Less: OTTI charges recognized in net income	(64,919)	25,480	(39,439)

Net change for AFS investment securities with OTTI	2,477	(877)	1,600
AFS investment securities – all other:
Unrealized holding gains, net	144,941	(56,714)	88,227
Less: reclassification adjustment for gains realized in net income	146,115	(57,256)	88,859

Net change for AFS investment securities – all other	(1,174)	542	(632)
Held-to-maturity (“HTM”) investment securities with OTTI:
Unrealized holding losses, net	(10,317)	4,049	(6,268)
Less: reclassification to income of unrealized holding losses	(545)	214	(331)
Less: OTTI charges recognized in net income	(12,116)	4,755	(7,361)

Net change for HTM investment securities with OTTI	2,344	(920)	1,424

Unrealized holding losses on investment securities previously transferred from AFS to HTM:
Reclassification to income of unrealized holding losses	6,490	(2,548)	3,942
Unrealized holding losses transferred to HTM investment securities with OTTI	580	(227)	353

Net change for investment securities previously transferred from AFS to HTM	7,070	(2,775)	4,295

Net unrealized gains on investment securities	10,717	(4,030)	6,687
Reclassification to income for amortization of gains on terminated cash flow hedges	(448)	167	(281)
Foreign currency translation adjustment	(1,240)	437	(803)
Defined benefit plans liability adjustment	(258,146)	101,322	(156,824)

	$(249,117)	$97,896	$(151,221)

For the year ended December 31, 2010
Unrealized gains (losses) on investment securities:
AFS investment securities with OTTI:
Unrealized holding losses, net	$(104,039)	$40,566	$(63,473)
Less: OTTI charges recognized in net income	(81,199)	31,552	(49,647)

Net change for AFS investment securities with OTTI	(22,840)	9,014	(13,826)
AFS investment securities — all other:
Unrealized holding gains, net	236,167	(92,190)	143,977
Less: reclassification adjustment for gains realized in net income	1,581	(610)	971

Net change for AFS investment securities – all other	234,586	(91,580)	143,006
HTM investment securities with OTTI:
Unrealized holding losses, net	(11,908)	4,674	(7,234)
Less: reclassification to income of unrealized holding losses	(7,984)	3,134	(4,850)
Less: OTTI charges recognized in net income	(5,082)	1,995	(3,087)

Net change for HTM investment securities with OTTI	1,158	(455)	703

Reclassification to income of unrealized holding losses on investment securities previously transferred from AFS to HTM	8,264	(3,243)	5,021

Net unrealized gains on investment securities	221,168	(86,264)	134,904
Reclassification to income for amortization of gains on terminated cash flow hedges	(448)	167	(281)
Defined benefit plans liability adjustment	(6,331)	2,485	(3,846)

	$214,389	$(83,612)	$130,777

For the year ended December 31, 2009
Unrealized gains (losses) on investment securities:
AFS investment securities with OTTI:
Unrealized holding losses, net	$(264,363)	$103,409	$(160,954)
Less: OTTI charges recognized in net income	(138,297)	54,115	(84,182)

Net change for AFS investment securities with OTTI	(126,066)	49,294	(76,772)
AFS investment securities — all other:
Unrealized holding gains, net	640,096	(247,637)	392,459
Less: reclassification adjustment for gains realized in net income	219	(85)	134

Net change for AFS investment securities – all other	639,877	(247,552)	392,325
Reclassification to income of unrealized holding losses on investment securities previously transferred from AFS to HTM	14,027	7,463	21,490

Net unrealized gains on investment securities	527,838	(190,795)	337,043
Reclassification to income for amortization of losses on terminated cash flow hedges	10,761	(4,204)	6,557
Defined benefit plans liability adjustment	93,823	(36,539)	57,284

	$632,422	$(231,538)	$400,884

Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

	Investment Securities		Cash Flow Hedges	Foreign Currency Translation Adjustment	Defined Benefit Plans	Total
	With OTTI	All Other
	(In thousands)
Balance at January 1, 2009	$—	$(556,668)	$(5,883)	$—	$(174,330)	$(736,881)
Net gain (loss) during 2009	(76,772)	413,815	6,557	—	57,284	400,884

Balance at December 31, 2009	(76,772)	(142,853)	674	—	(117,046)	(335,997)
Net gain (loss) during 2010	(10,281)	145,185	(281)	—	(3,846)	130,777

Balance at December 31, 2010	(87,053)	2,332	393	—	(120,892)	(205,220)
Net gain (loss) during 2011	3,024	3,663	(281)	(803)	(156,824)	(151,221)

Balance at December 31, 2011	$(84,029)	$5,995	$112	$(803)	$(277,716)	$(356,441)

16.    Other income and other expense

The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either “other revenues from operations” or “other costs of operations” in the consolidated statement of income:

	Year Ended December 31
	2011	2010	2009
	(In thousands)
Other income:
Bank owned life insurance	$50,776	$50,483	$49,152
Credit-related fee income	73,886	62,294	56,150
Letter of credit fees	56,247	49,762	44,005
Non-taxable gain from business combination	64,930
Other expense:
Professional services	222,122	128,629	117,523
Amortization of capitalized servicing rights	55,859	56,582	62,268
Advertising and promotion	58,312	41,869	39,364
Write-down of investment in Bayview Lending Group LLC (“BLG”)	79,012

17.    International activities

The Company engages in certain international activities consisting largely of collecting Eurodollar deposits, engaging in foreign currency trading, providing credit to support the international activities of domestic companies and holding certain loans to foreign borrowers. As a result of the Wilmington Trust acquisition, the Company offers trust-related services through its Corporate Client Services business in Europe and the Cayman Islands. Revenues from providing such trust-related services were approximately $15 million in 2011. Net assets identified with international activities amounted to $159,579,000 and $112,851,000 at December 31, 2011 and 2010, respectively. Such assets included $128,187,000 and $107,310,000, respectively, of loans to foreign borrowers. Deposits at M&T Bank’s Cayman Islands office were $355,927,000 and $1,605,916,000 at December 31, 2011 and 2010, respectively. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable.

18.    Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of December 31, 2011.

The net effect of interest rate swap agreements was to increase net interest income by $38 million in 2011, $42 million in 2010 and $38 million in 2009. The average notional amounts of interest rate swap agreements impacting net interest income that were entered into for interest rate risk management purposes were $900 million in 2011, $1.01 billion in 2010 and $1.08 billion in 2009.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional Amount	Average Maturity	Weighted-Average Rate		Estimated Fair Value Gain
			Fixed	Variable
	(In thousands)	(In years)			(In thousands)
December 31, 2011
Fair value hedges:
Fixed rate long-term borrowings(a)	$900,000	5.4	6.07%	2.07%	$147,302

December 31, 2010
Fair value hedges:
Fixed rate long-term borrowings(a)	$900,000	6.4	6.07%	1.84%	$96,637

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

The notional amount of interest rate swap agreements entered into for risk management purposes that were outstanding at December 31, 2011 mature in 2016 and 2017.

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

Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values of $13.9 billion and $12.8 billion at December 31, 2011 and 2010, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $1.4 billion and $769 million at December 31, 2011 and 2010, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives Fair Value December 31		Liability Derivatives Fair Value December 31
	2011	2010	2011	2010
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements(a)	$147,302	$96,637	$—	$—
Commitments to sell real estate loans(a)	232	4,880	2,287	1,062

	147,534	101,517	2,287	1,062

Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale(a)	7,991	2,827	1,068	583
Commitments to sell real estate loans(a)	1,328	10,322	2,771	1,962
Trading:
Interest rate contracts(b)	443,033	345,632	415,836	321,461
Foreign exchange and other option and futures contracts(b)	19,115	11,267	18,723	11,761

	471,467	370,048	438,398	335,767

Total derivatives	$619,001	$471,565	$440,685	$336,829

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.

(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

	Amount of Unrealized Gain (Loss) Recognized
	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate time deposits(a)	$—	$—	$(503)	$503	$(1,797)	$1,789
Fixed rate long-term borrowings(a)	50,665	(47,916)	41,628	(39,802)	(91,093)	85,679

Total	$50,665	$(47,916)	$41,125	$(39,299)	$(92,890)	$87,468

Derivatives not designated as hedging instruments
Trading:
Interest rate contracts(b)	$6,130		$3,760		$(3,622)
Foreign exchange and other option and futures contracts(b)	(2,649)		(307)		337

Total	$3,481		$3,453		$(3,285)

(a)	Reported as other revenues from operations.

(b)	Reported as trading account and foreign exchange gains.

In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $12 million and $17 million at December 31, 2011 and 2010, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

The aggregate fair value of derivative financial instruments in a net liability position at December 31, 2011 for which the Company was required to post collateral was $320 million. The fair value of collateral posted for such instruments was $271 million. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt rating were to fall below specified ratings, the counterparties to the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit-risk-related contingent features in a net liability position on December 31, 2011 was $99 million, for which the Company had posted collateral of $65 million in the normal course of business. If the credit-risk-related contingent features had been triggered on December 31, 2011, the maximum amount of additional collateral the Company would have been required to post to counterparties was $34 million.

The Company’s credit exposure with respect to the estimated fair value as of December 31, 2011 of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparties as well as counterparty postings of $69 million of collateral with the Company. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit standards and often contain collateral provisions.

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

In 2002 and 2003, the Company transferred approximately $1.9 billion of one-to-four family residential mortgage loans to qualified special-purpose trusts in two non-recourse securitization transactions. In exchange for the loans, the Company received cash, no more than 88% of the resulting securities, and the servicing rights to the loans. Through December 31, 2009, all of the retained securities were classified as investment securities available for sale as the qualified special-purpose trusts were not included in the Company’s consolidated financial statements. Effective January 1, 2010, the Company determined that it was the primary beneficiary of both securitization trusts under the amended consolidation rules considering its role as servicer and its retained subordinated interests in the trusts. As a result, beginning January 1, 2010, the Company included the one-to-four family residential mortgage loans that were included in the two non-recourse securitization transactions in its consolidated financial statements. The effect of that consolidation on January 1, 2010 was to increase loans receivable by $424 million, decrease the amortized cost of available-for-sale investment securities by $360 million (fair value of $355 million), and increase borrowings by $65 million. The transition adjustment at January 1, 2010 as a result of the Company’s adoption of the new accounting requirements was not significant. In the second quarter of 2010, the 2002 securitization trust was terminated as the Company exercised its right to purchase the underlying mortgage loans pursuant to the clean-up call provisions of the qualified special-purpose trust. At December 31, 2011 and 2010, the carrying values of the loans in the remaining securitization trust were $196 million and $265 million, respectively. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to M&T at December 31, 2011 and 2010 was $30 million and $40 million, respectively. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at December 31, 2011 is limited to realizing the carrying value of the loans less the amount of the mortgage-backed securities held by third parties.

In 2009, the Company securitized approximately $141 million of one-to-four family residential mortgage loans in guaranteed mortgage securitizations with Fannie Mae. There were no such securitizations in 2011 and 2010. The Company recognized no gain or loss on the transactions as it retained all of the resulting securities. Such securities were classified as investment securities available for sale. The Company expects no material credit-related losses on the retained securities as a result of the guarantees by Fannie Mae.

As described in note 9, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At December 31, 2011 and 2010, the Company included the Junior Subordinated Debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $34 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 9.

The Company has invested as a limited partner in various real estate partnerships that collectively had total assets of approximately $1.4 billion and $1.1 billion at December 31, 2011 and 2010, respectively. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $271 million, including $75 million of unfunded commitments, at December 31, 2011 and $258 million, including $81 million of unfunded commitments, at December 31, 2010. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.

20.    Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at December 31, 2011.

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

GAAP provides guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. The Company has concluded that there has been a significant decline in the volume and level of activity in the market for privately issued mortgage-backed securities. Therefore, the Company supplemented its determination of fair value for many of its privately issued mortgage-backed securities by obtaining pricing indications from two independent sources at December 31, 2011 and 2010. However, the Company could not readily ascertain that the basis of such valuations could be ascribed to orderly and observable trades in the market for privately issued residential mortgage-backed securities. As a result, the Company also performed internal modeling to estimate the cash flows and fair value of privately issued residential mortgage-backed securities with an amortized cost basis of $1.3 billion at December 31, 2011 and $1.5 billion at December 31, 2010. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds, including estimates about the timing and amount of credit losses and prepayments. In estimating those cash flows, the Company used assumptions as to future delinquency, defaults, further home price depreciation and loss rates. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities given the nature of the cash flow modeling performed in the Company’s assessment of value. To determine the point within the range of potential values that was most representative of fair value for each of the bonds, the Company computed values based on judgmentally applied weightings of the internal model valuations and the indications obtained from the average of the two independent pricing sources. At December 31, 2011, weighted-average reliance on internal model pricing for the bonds modeled was 34% with a 66% average weighting placed on the values provided by the independent sources. The Company concluded its estimate of fair value for the $1.3 billion of privately issued residential mortgage-backed securities to approximate $1.1 billion, which implies a weighted-average market yield based on reasonably likely cash flows of 8.3%.

Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. Given the severe disruption in the credit markets and the wide disparity in observable trade information, the Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at December 31, 2011 and 2010. The modeling techniques included discounting estimated cash flows using bond-specific assumptions about defaults, deferrals and prepayments of the trust preferred securities underlying each bond. The estimation of cash flows included assumptions as to future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. At December 31, 2011, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $44 million and $53 million, respectively and at December 31, 2010 were $95 million and $111 million, respectively. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations as of December 31, 2011 and 2010.

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

Interest rate swap agreements used for interest rate risk management

The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. The Company generally determines the fair value of its interest rate swap agreements using externally developed pricing models based on market observable inputs and therefore classifies such valuations as Level 2. The Company has considered counterparty credit risk in the valuation of its interest rate swap agreement assets and has considered its own credit risk in the valuation of its interest rate swap agreement liabilities.

The following tables present assets and liabilities at December 31, 2011 and December 31, 2010 measured at estimated fair value on a recurring basis:

	Fair Value Measurements at December 31, 2011	Level 1(a)	Level 2(a)	Level 3
	(In thousands)
Trading account assets	$561,834	$53,165	$508,669	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	70,723	—	70,723	—
Obligations of states and political subdivisions	40,269	—	40,269	—
Mortgage-backed securities:
Government issued or guaranteed	4,521,233	—	4,521,233	—
Privately issued residential	1,136,256	—	—	1,136,256
Privately issued commercial	15,029	—	—	15,029
Collateralized debt obligations	52,500	—	—	52,500
Other debt securities	176,845	—	176,845	—
Equity securities	215,705	205,587	10,118	—

	6,228,560	205,587	4,819,188	1,203,785

Real estate loans held for sale	371,437	—	371,437	—
Other assets(b)	156,853	—	148,862	7,991

Total assets	$7,318,684	$258,752	$5,848,156	$1,211,776

Trading account liabilities	$434,559	—	$434,559	$—
Other liabilities(b)	6,126	—	5,058	1,068

Total liabilities	$440,685	—	$439,617	$1,068

	Fair Value Measurements at December 31, 2010	Level 1(a)	Level 2(a)	Level 3
	(In thousands)
Trading account assets	$523,834	$53,032	$470,802	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	63,434	—	63,434	—
Obligations of states and political subdivisions	60,425	—	60,425	—
Mortgage-backed securities:
Government issued or guaranteed	3,306,241	—	3,306,241	—
Privately issued residential	1,435,561	—	—	1,435,561
Privately issued commercial	22,407	—	—	22,407
Collateralized debt obligations	110,756	—	—	110,756
Other debt securities	298,900	—	298,900	—
Equity securities	115,768	106,872	8,896	—

	5,413,492	106,872	3,737,896	1,568,724

Real estate loans held for sale	544,567	—	544,567	—
Other assets(b)	114,666	—	111,839	2,827

Total assets	$6,596,559	$159,904	$4,865,104	$1,571,551

Trading account liabilities	$333,222	—	$333,222	$—
Other liabilities(b)	3,607	—	3,024	583

Total liabilities	$336,829	—	$336,246	$583

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2011 and 2010.

(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2011 were as follows:

	Investment Securities Available for Sale
	Privately Issued Residential Mortgage- backed Securities		Privately Issued Commercial Mortgage- backed Securities	Collateralized Debt Obligations	Other Assets and Other Liabilities
	(In thousands)
Balance – January 1, 2011	$1,435,561		$22,407	$110,756	$2,244
Total gains (losses) realized/unrealized:
Included in earnings	(64,919	)(a)	—	19,231 (a)	67,163	(b)
Included in other comprehensive income	6,489		327	(272)	—
Purchases	—		—	50,790	—
Sales	—		—	(124,874)	—
Settlements	(240,875)		(7,705)	(3,131)	—
Transfers in and/or out of Level 3 (c)	—		—	—	(62,484)

Balance – December 31, 2011	$1,136,256		$15,029	$52,500	$6,923

Changes in unrealized gains (losses) included in earnings related to assets still held at December 31, 2011	$(64,919	)(a)	—	—	$6,902	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2010 were as follows:

	Investment Securities Available for Sale
	Privately Issued Residential Mortgage- backed Securities		Privately Issued Commercial Mortgage- backed Securities	Collateralized Debt Obligations		Other Debt Securities	Other Assets and Other Liabilities
	(In thousands)
Balance – January 1, 2010	$2,064,904		$25,166	$115,346		$420	$(80)
Total gains (losses) realized/unrealized:
Included in earnings	(63,503	)(a)	—	(5,703	)(a)	—	95,661	(b)
Included in other comprehensive income	135,434		5,462	2,887		35	—
Settlements	(346,026)		(8,221)	(1,774)		—	—
Transfers in and/or out of Level 3 (c)	(355,248	)(d)	—	—		(455)	(93,337)

Balance – December 31, 2010	$1,435,561		$22,407	$110,756		$—	$2,244

Changes in unrealized gains (losses) included in earnings related to assets still held at December 31, 2010	$(63,503	)(a)	—	$(5,703	)(a)	—	$2,153	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2009 were as follows:

	Balance- January 1, 2009	Total Gains (Losses) Realized/Unrealized			Purchases, Sales, Issuances & Settlements	Transfer in and/or out of Level 3(c)	Balance- December 31, 2009	Changes in Unrealized Gains (Losses) Included in Earnings Related to Assets Still Held at December 31, 2009
		Included in Earnings		Included in Other Comprehensive Income

	(In thousands)
Investment securities available for sale:
U.S. Treasury and federal agencies	$5,532	$—		$—	$—	$(5,532)	$—	$—
Obligations of states and political subdivisions	38	—		224	(9)	(253)	—	—
Government issued or guaranteed mortgage-backed securities	84,544	—		—	—	(84,544)	—	—
Privately issued residential mortgage-backed securities	2,326,554	(128,374	)(a)	405,309	(538,585)	—	2,064,904	(128,374	)(a)
Privately issued commercial mortgage-backed securities	41,046	—		(6,853)	(9,027)	—	25,166	—
Collateralized debt obligations	2,496	(9,568	)(a)	19,770	102,648	—	115,346	(9,923	)(a)
Other debt securities	—	—		145	725	(450)	420	—
Equity securities	2,302	—		2	(12)	(2,292)	—	—

	2,462,512	(137,942)		418,597	(444,260)	(93,071)	2,205,836	(138,297)
Other assets and other liabilities	8,266	34,400	(b)	—	—	(42,746)	(80)	2,465	(b)

(a)	Reported as an other-than-temporary impairment loss in the consolidated statement of income or as gain (loss) on bank investment securities.

(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.

(c)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.

(d)	As a result of the Company’s adoption of new accounting rules governing the consolidation of variable interest entities, effective January 1, 2010 the Company derecognized $355 million of available-for-sale investment securities previously classified as Level 3 measurements.

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Investment Securities Held to Maturity

During 2011 and 2010, the Company recognized other-than-temporary impairment losses related to certain collateralized mortgage obligations. In accordance with GAAP, the carrying value of such securities was reduced to fair value, with estimated credit losses recognized in earnings and any remaining unrealized loss recognized in accumulated other comprehensive income. The determination of fair value is consistent with the valuation methodology disclosed for the Company’s privately issued mortgage-backed securities and is classified as Level 3. During 2011, $12 million of other-than-temporary impairment losses were recognized in earnings on securities with an amortized cost of $7 million at December 31, 2011. During 2010, $5 million of other-than-temporary losses were recognized in earnings on securities with an amortized cost of $12 million at December 31, 2010.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $419 million at December 31, 2011, ($262 million and $157 million of which were classified as Level 2 and Level 3, respectively) and $746 million at December 31, 2010 ($476 million and $270 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on December 31, 2011 were decreases of $158 million for the year ended December 31, 2011, and on loans held by the Company on December 31, 2010 were decreases of $224 million for the year ended December 31, 2010. Decreases in fair value of $343 million were recognized in 2009 on loans held by the Company at December 31, 2009.

Capitalized servicing rights

Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. At December 31, 2011, $10 million of capitalized servicing rights required a valuation allowance of approximately $2 million. At December 31, 2010, no stratum of capitalized servicing rights required a valuation allowance. Changes in the valuation allowance in 2011, 2010 and 2009 are described in note 7.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $51 million and $53 million at December 31, 2011 and December 31, 2010, respectively. Reflecting further declines in residential real estate and residential development projects subsequent to foreclosure changes in fair value recognized for those foreclosed assets held by the Company at December 31, 2011 were $8 million for the year ended December 31, 2011. Changes in fair value recognized for those foreclosed assets held by the Company at December 31, 2010 and 2009 were $12 million and $24 million for the years ended December 31, 2010 and 2009, respectively.

Investment in Bayview Lending Group LLC

During 2011’s final quarter, the Company recognized a $79 million other-than-temporary impairment charge related to M&T’s 20% investment in BLG and charged it down to its estimated fair value of $115 million. That impairment charge is included in “other costs of operations.” In determining the fair value of M&T’s investment in BLG at December 31, 2011, the Company projected no further commercial mortgage origination and securitization activities by BLG. BLG, however, is entitled to receive, if and when made, cash distributions from affiliates, a portion of which is contractually required to be distributed to M&T. Specifically, cash flows related to mortgage assets held by BLG and its affiliates were estimated using various assumptions on future default and loss severities to arrive at the expected amount of cash flow that could be available for distribution. As of December 31, 2011, the weighted-average assumptions of projected default percentage on the underlying mortgage loan collateral supporting these mortgage assets was 31% and the weighted-average loss severity assumption was 75%. With respect to projected value expected to be generated by the asset management and servicing operations of BLG’s affiliates, M&T developed estimates from company-provided forecasts of financial results and through discussions with their senior management pertaining to longer-term projections of growth in assets under management and asset servicing portfolios. M&T considered different scenarios of projected value that could be generated by the asset management and servicing operations of BLG’s affiliates. M&T then discounted the various projections using discount rates that ranged from 8.0% to 12.5% that were determined by reference to returns required by investors in similar businesses. The determination of fair value of M&T’s 20% investment in BLG is considered a level 3 valuation due to the unobservable nature of key assumptions.

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

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	December 31, 2011		December 31, 2010
	Carrying Amount	Calculated Estimate	Carrying Amount	Calculated Estimate
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,452,397	$1,452,397	$933,755	$933,755
Interest-bearing deposits at banks	154,960	154,960	101,222	101,222
Trading account assets	561,834	561,834	523,834	523,834
Investment securities	7,673,154	7,608,008	7,150,540	7,051,454
Loans and leases:
Commercial loans and leases	15,734,436	15,507,342	13,390,610	13,135,569
Commercial real estate loans	24,411,114	24,024,585	21,183,161	20,840,346
Residential real estate loans	7,923,165	7,782,935	5,928,056	5,699,028
Consumer loans	12,027,290	11,869,813	11,488,555	11,178,583
Allowance for credit losses	(908,290)	—	(902,941)	—

Loans and leases, net	59,187,715	59,184,675	51,087,441	50,853,526
Accrued interest receivable	222,618	222,618	202,182	202,182
Financial liabilities:
Noninterest-bearing deposits	$(20,017,883)	$(20,017,883)	$(14,557,568)	$(14,557,568)
Savings deposits and NOW accounts	(32,913,309)	(32,913,309)	(27,824,630)	(27,824,630)
Time deposits	(6,107,530)	(6,133,806)	(5,817,170)	(5,865,779)
Deposits at Cayman Islands office	(355,927)	(355,927)	(1,605,916)	(1,605,916)
Short-term borrowings	(782,082)	(782,082)	(947,432)	(947,432)
Long-term borrowings	(6,686,226)	(6,720,174)	(7,840,151)	(7,937,397)
Accrued interest payable	(67,900)	(67,900)	(71,954)	(71,954)
Trading account liabilities	(434,559)	(434,559)	(333,222)	(333,222)
Other financial instruments:
Commitments to originate real estate loans for sale	$6,923	$6,923	$2,244	$2,244
Commitments to sell real estate loans	(3,498)	(3,498)	12,178	12,178
Other credit-related commitments	(109,828)	(109,828)	(74,426)	(74,426)
Interest rate swap agreements used for interest rate risk management	147,302	147,302	96,637	96,637

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

	December 31
	2011	2010
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$6,393,332	$6,281,366
Commercial real estate loans to be sold	177,982	72,930
Other commercial real estate and construction	2,818,071	1,672,006
Residential real estate loans to be sold	182,474	161,583
Other residential real estate	129,466	151,111
Commercial and other	10,442,754	8,332,199
Standby letters of credit	3,930,271	3,917,318
Commercial letters of credit	44,981	76,962
Financial guarantees and indemnification contracts	1,903,254	1,609,944
Commitments to sell real estate loans	635,899	734,696

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae DUS program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $1.8 billion and $1.6 billion at December 31, 2011 and 2010, respectively.

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

The Company occupies certain banking offices and uses certain equipment under noncancellable operating lease agreements expiring at various dates over the next 28 years. Minimum lease payments under noncancellable operating leases are summarized in the following table:

(In thousands)
Year ending December 31:
2012	$81,168
2013	75,339
2014	63,512
2015	53,903
2016	41,324
Later years	128,505

$443,751

The Company has an agreement with the Baltimore Ravens of the National Football League whereby the Company obtained the naming rights to a football stadium in Baltimore, Maryland. Under the agreement, the Company is obligated to pay $5 million per year through 2013 and $6 million per year from 2014 through 2017.

The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $74 million at December 31, 2011. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $48 million at December 31, 2011. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. Management believes that any reinsurance losses that may be payable by the Company will not be material to the Company’s consolidated financial position.

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At December 31, 2011, management believes that any remaining liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.

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

The financial information of the Company’s segments has been compiled utilizing the accounting policies described in note 1 with certain exceptions. The more significant of these exceptions are described herein. The Company allocates interest income or interest expense using a methodology that charges users of funds (assets) interest expense and credits providers of funds (liabilities) with income based on the maturity, prepayment and/or repricing characteristics of the assets and liabilities. The net effect of this allocation is recorded in the “All Other” category. A provision for credit losses is allocated to segments in an amount based largely on actual net charge-offs incurred by the segment during the period plus or minus an amount necessary to adjust the segment’s allowance for credit losses due to changes in loan balances. In contrast, the level of the consolidated provision for credit losses is determined using the methodologies described in notes 1 and 5. Indirect fixed and variable expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expenses and bankwide expense accruals (including amortization of core deposit and other intangible assets associated with acquisitions of financial institutions) are generally not allocated to segments. Income taxes are allocated to segments based on the Company’s marginal statutory tax rate adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).

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

				For the Years Ended December 31, 2011, 2010 and 2009
	Business Banking			Commercial Banking			Commercial Real Estate			Discretionary Portfolio
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net interest income(a)	$334,811	$315,407	$321,208	$655,407	$582,231	$531,592	$467,683	$384,147	$346,513	$63,030	$23,347	$137,507
Noninterest income	95,429	95,443	89,043	249,150	217,368	192,979	99,409	85,200	65,224	98,770	(34,383)	(100,507)

	430,240	410,850	410,251	904,557	799,599	724,571	567,092	469,347	411,737	161,800	(11,036)	37,000
Provision for credit losses	45,689	74,443	41,923	29,823	47,675	107,871	58,474	45,781	84,614	59,309	55,810	83,139
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	—	—	—	—	—	—
Depreciation and other amortization	140	276	857	553	552	628	9,054	7,339	5,934	2,859	3,733	5,506
Other noninterest expense	177,172	169,878	158,042	248,428	219,471	210,180	154,042	124,674	103,124	32,262	26,256	27,070

Income (loss) before taxes	207,239	166,253	209,429	625,753	531,901	405,892	345,522	291,553	218,065	67,370	(96,835)	(78,715)
Income tax expense (benefit)	84,532	67,687	85,387	256,311	217,734	166,459	105,709	88,466	62,711	7,975	(58,269)	(50,692)

Net income (loss)	$122,707	$98,566	$124,042	$369,442	$314,167	$239,433	$239,813	$203,087	$155,354	$59,395	$(38,566)	$(28,023)

Average total assets (in millions)	$5,192	$4,843	$4,869	$17,650	$15,461	$15,399	$15,025	$13,194	$12,842	$14,170	$14,690	$13,763

Capital expenditures (in millions)	$—	$1	$1	$—	$3	$—	$—	$1	$1	$—	$—	$—

				For the Years Ended December 31, 2011, 2010 and 2009
	Residential Mortgage Banking			Retail Banking			All Other			Total
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net interest income(a)	$63,951	$71,599	$78,865	$851,332	$839,828	$878,520	$(46,458)	$50,967	$(238,457)	$2,389,756	$2,267,526	$2,055,748
Noninterest income	184,249	195,540	226,659	366,042	380,015	372,821	489,863	168,917	201,887	1,582,912	1,108,100	1,048,106

	248,200	267,139	305,524	1,217,374	1,219,843	1,251,341	443,405	219,884	(36,570)	3,972,668	3,375,626	3,103,854
Provision for credit losses	36,375	49,110	97,816	101,679	109,978	130,509	(61,349)	(14,797)	58,128	270,000	368,000	604,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	61,617	58,103	64,255	61,617	58,103	64,255
Depreciation and other amortization	44,349	46,171	51,552	33,713	31,350	31,299	45,495	34,838	30,890	136,163	124,259	126,666
Other noninterest expense	151,945	160,131	185,829	744,905	698,540	689,314	771,534	333,525	416,083	2,280,288	1,732,475	1,789,642

Income (loss) before taxes	15,531	11,727	(29,673)	337,077	379,975	400,219	(373,892)	(191,785)	(605,926)	1,224,600	1,092,789	519,291
Income tax expense (benefit)	2,403	587	(16,629)	137,161	154,680	162,957	(228,970)	(114,257)	(270,793)	365,121	356,628	139,400

Net income (loss)	$13,128	$11,140	$(13,044)	$199,916	$225,295	$237,262	$(144,922)	$(77,528)	$(335,133)	$859,479	$736,161	$379,891

Average total assets (in millions)	$1,958	$2,217	$2,552	$11,940	$12,079	$12,024	$8,042	$5,896	$6,023	$73,977	$68,380	$67,472

Capital expenditures (in millions)	$—	$1	$—	$25	$33	$39	$45	$31	$18	$70	$70	$59

(a)	Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $25,876,000 in 2011, $24,023,000 in 2010 and $21,829,000 in 2009 and is eliminated in “All Other” net interest income and income tax expense (benefit).

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

	Year Ended December 31
	2011	2010	2009
	(In thousands)
Revenues	$(64,239)	$(41,508)	$(47,114)
Expenses	(14,146)	(15,527)	(19,164)
Income taxes (benefit)	(20,383)	(10,572)	(11,373)
Net income (loss)	(29,710)	(15,409)	(16,577)

The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

23.    Regulatory matters

Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2011, approximately $1.0 billion was available for payment of dividends to M&T from banking subsidiaries.

Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

The bank subsidiaries are required to maintain reserves against certain deposit liabilities which may be satisfied with vault cash and balances on deposit with the Federal Reserve Bank of New York. During the maintenance periods that included December 31, 2011 and 2010, cash and due from banks included a daily average of $382,489,000 and $196,402,000, respectively, for such purpose.

Federal regulators have adopted capital adequacy guidelines for bank holding companies and banks. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under the capital adequacy guidelines, the so-called “Tier 1 capital” and “Total capital” as a percentage of risk-weighted assets and certain off-balance sheet financial instruments must be at least 4% and 8%, respectively. In addition to these risk-based measures, regulators also require banking institutions that meet certain qualitative criteria to maintain a minimum “leverage” ratio of “Tier 1 capital” to average total assets, adjusted for goodwill and certain other items, of at least 3% to be considered adequately capitalized. As of December 31, 2011, M&T and each of its banking subsidiaries exceeded all applicable capital adequacy requirements. To be considered “well capitalized,” under the regulatory framework for prompt corrective action, a banking institution must maintain Tier 1 risk-based capital, total risk-based capital and leverage ratios of at least 6%, 10% and 5%, respectively.

The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2011 and 2010 are presented below:

	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
	(Dollars in thousands)
December 31, 2011:
Tier 1 capital
Amount	$6,926,218	$6,283,825	$393,360
Ratio(a)	9.67%	8.87%	71.89%
Minimum required amount(b)	2,864,002	2,832,558	21,887
Total capital
Amount	9,493,124	8,587,360	399,177
Ratio(a)	13.26%	12.13%	72.95%
Minimum required amount(b)	5,728,005	5,665,116	43,774
Leverage
Amount	6,926,218	6,283,825	393,360
Ratio(c)	9.28%	8.54%	19.20%
Minimum required amount(b)	2,239,639	2,206,498	61,478
December 31, 2010:
Tier 1 capital
Amount	$6,051,724	$5,406,330	$190,151
Ratio(a)	9.47%	8.62%	26.80%
Minimum required amount(b)	2,555,215	2,508,897	28,386
Total capital
Amount	8,352,643	7,686,799	196,140
Ratio(a)	13.08%	12.26%	27.64%
Minimum required amount(b)	5,110,431	5,017,795	56,772
Leverage
Amount	6,051,724	5,406,330	190,151
Ratio(c)	9.33%	8.46%	22.54%
Minimum required amount(b)	1,946,312	1,916,033	25,307

(a)	The ratio of capital to risk-weighted assets, as defined by regulation.

(b)	Minimum amount of capital to be considered adequately capitalized, as defined by regulation.

(c)	The ratio of capital to average assets, as defined by regulation.

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

25.    Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% interest in BLG, a privately-held commercial mortgage lender. M&T recognizes income or loss from BLG using the equity method of accounting. In 2011, the Company recognized a $79 million other-than-temporary impairment charge related to its investment in BLG that is included in “other costs of operations.” The carrying value of that investment was $115 million at December 31, 2011. Further information concerning the other-than-temporary impairment charge is provided in note 20.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for small-balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $4.4 billion and $5.2 billion at December 31, 2011 and 2010, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $16 million at December 31, 2011 and $26 million at December 31, 2010. In addition, capitalized servicing rights at December 31, 2011 and 2010 also included $5 million and $9 million, respectively, for servicing rights that were obtained from Bayview Financial related to residential mortgage loans with outstanding principal balances of $3.1 billion and $3.6 billion at December 31, 2011 and 2010, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances totaling $13.1 billion at December 31, 2011. Sub-serviced loans were not significant at December 31, 2010. Revenues from servicing residential and small-balance commercial mortgage loans obtained from BLG and Bayview Financial were $41 million, $46 million and $50 million during 2011, 2010 and 2009, respectively. The Company held $15 million and $22 million at December 31, 2011 and 2010, respectively, of collateralized mortgage obligations in its available-for-sale investment securities portfolio that were securitized by Bayview Financial. In addition, the Company held $269 million and $313 million of similar investment securities in its held-to-maturity portfolio at December 31, 2011 and December 31, 2010, respectively.

26.    Parent company financial statements

Condensed Balance Sheet

	December 31
	2011	2010
	(In thousands)
Assets
Cash in subsidiary bank	$3,798	$1,784
Due from consolidated bank subsidiaries
Money-market savings	645,330	481,340
Current income tax receivable	—	2,664

Total due from consolidated bank subsidiaries	645,330	484,004
Investments in consolidated subsidiaries
Banks and bank holding company	9,929,758	9,048,703
Other	16,025	30,978
Investments in unconsolidated subsidiaries (note 19)	34,091	34,257
Investment in Bayview Lending Group LLC	115,000	219,800
Other assets	82,358	88,976

Total assets	$10,826,360	$9,908,502

Liabilities
Due to consolidated bank subsidiaries	$30	$20
Accrued expenses and other liabilities	75,828	73,283
Long-term borrowings (a)	1,479,293	1,477,504

Total liabilities	1,555,151	1,550,807
Shareholders’ equity	9,271,209	8,357,695

Total liabilities and shareholders’ equity	$10,826,360	$9,908,502

Condensed Statement of Income

	Year Ended December 31
	2011	2010	2009
	(In thousands, except per share)
Income
Dividends from consolidated bank subsidiaries	$715,000	$500,000	$—
Equity in earnings of Bayview Lending Group LLC	(24,231)	(25,768)	(25,898)
Other income	67,829	(5,435)	10,670

Total income	758,598	468,797	(15,228)

Expense
Interest on long-term borrowings	90,959	91,073	93,331
Other expense (b)	87,368	7,447	5,427

Total expense	178,327	98,520	98,758

Income (loss) before income taxes and equity in undistributed income of subsidiaries	580,271	370,277	(113,986)
Income tax credits	50,460	48,416	42,740

Income (loss) before equity in undistributed income of subsidiaries	630,731	418,693	(71,246)

Equity in undistributed income of subsidiaries
Net income of subsidiaries	943,748	817,468	451,137
Less: dividends received	(715,000)	(500,000)	—

Equity in undistributed income of subsidiaries	228,748	317,468	451,137

Net income	$859,479	$736,161	$379,891

Net income per common share
Basic	$6.37	$5.72	$2.90
Diluted	6.35	5.69	2.89

(a)	Includes $300 million 5.375% senior notes of M&T issued in 2007 that mature in May 2012.

(b)	In 2011 includes $79 million write-down of Investment in Bayview Lending Group LLC.

Condensed Statement of Cash Flows

	Year Ended December 31
	2011	2010	2009
	(In thousands)
Cash flows from operating activities
Net income	$859,479	$736,161	$379,891
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(228,748)	(317,468)	(451,137)
Provision for deferred income taxes	(10,349)	2,237	291
Asset write-downs	79,012	—	—
Net change in accrued income and expense	44,336	43,567	14,589

Net cash provided (used) by operating activities	743,730	464,497	(56,366)

Cash flows from investing activities
Proceeds from sales of investment securities	1,987	2,591	—
Proceeds from maturities of investment securities	4,400	1,150	6,600
Purchases of investment securities	—	(2,225)	(1,855)
Investment in subsidiary	—	—	(120,000)
Proceeds from repayment of advances to subsidiaries	—	—	200,000
Purchase of Wilmington Trust Corporation preferred stock	(330,000)	—	—
Other, net	2,833	1,033	15,088

Net cash provided (used) by investing activities	(320,780)	2,549	99,833

Cash flows from financing activities
Payments on long-term borrowings	—	—	(111,046)
Dividends paid — common	(350,129)	(335,303)	(325,706)
Dividends paid — preferred	(48,203)	(40,225)	(31,946)
Proceeds from subsidiary for issuance of common stock to defined benefit pension plan	—	—	44,289
Proceeds from issuance of preferred stock	495,000	—	—
Redemption of preferred stock	(370,000)	—	—
Other, net	16,386	63,122	12,255

Net cash used by financing activities	(256,946)	(312,406)	(412,154)

Net increase (decrease) in cash and cash equivalents	166,004	154,640	(368,687)
Cash and cash equivalents at beginning of year	483,124	328,484	697,171

Cash and cash equivalents at end of year	$649,128	$483,124	$328,484

Supplemental disclosure of cash flow information
Interest received during the year	$2,082	$1,581	$4,960
Interest paid during the year	87,184	87,456	92,247
Income taxes received during the year	57,964	50,882	45,745

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of December 31, 2011.

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

(d) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The identification of the Registrant’s directors is incorporated by reference to the caption “NOMINEES FOR DIRECTOR” contained in the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 7, 2012.

The identification of the Registrant’s executive officers is presented under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.

Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant’s directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant’s common stock, is incorporated by reference to the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or about March 7, 2012.

The other information required by Item 10 is incorporated by reference to the captions “CORPORATE GOVERNANCE OF M&T BANK CORPORATION,” “BOARD OF DIRECTORS, COMMITTEES OF THE BOARD AND ATTENDANCE” and “CODES OF BUSINESS CONDUCT AND ETHICS” contained in the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 7, 2012.

Item 11.	Executive Compensation.

Incorporated by reference to the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” contained in the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 7, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Incorporated by reference to the captions “PRINCIPAL BENEFICIAL OWNERS OF SHARES” and “STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS” contained in the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 7, 2012.

The information required by this item concerning Equity Compensation Plan information is incorporated by reference to the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” contained in the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 7, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the captions “TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS” and “BOARD OF DIRECTORS, COMMITTEES OF THE BOARD AND ATTENDANCE” contained in the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 7, 2012.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to the caption “PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF M&T BANK CORPORATION” contained in the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 7, 2012.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2012.

M&T BANK CORPORATION

By:	/S/ ROBERT G. WILMERS
Robert G. Wilmers Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ ROBERT G. WILMERS	Chairman of the Board and	February 23, 2012
Robert G. Wilmers	Chief Executive Officer

Principal Financial Officer:

/s/ RENÉ F. JONES	Executive Vice President and	February 23, 2012
René F. Jones	Chief Financial Officer

Principal Accounting Officer:

/s/ MICHAEL R. SPYCHALA	Senior Vice President and	February 23, 2012
Michael R. Spychala	Controller

A majority of the board of directors:
/s/ BRENT D. BAIRD		February 23, 2012
Brent D. Baird

/s/ ROBERT J. BENNETT		February 23, 2012
Robert J. Bennett

/s/ C. ANGELA BONTEMPO		February 23, 2012
C. Angela Bontempo

/s/ ROBERT T. BRADY		February 23, 2012
Robert T. Brady

/s/ MICHAEL D. BUCKLEY		February 23, 2012
Michael D. Buckley

/s/ T. JEFFERSON CUNNINGHAM III		February 23, 2012
T. Jefferson Cunningham III

/s/ MARK J. CZARNECKI		February 23, 2012
Mark J. Czarnecki

/s/ DONALD E. FOLEY	February 23, 2012
Donald E. Foley

/s/ GARY N. GEISEL	February 23, 2012
Gary N. Geisel

/s/ PATRICK W.E. HODGSON	February 23, 2012
Patrick W.E. Hodgson

/s/ RICHARD G. KING	February 23, 2012
Richard G. King

/s/ JORGE G. PEREIRA	February 23, 2012
Jorge G. Pereira

/s/ MICHAEL P. PINTO	February 23, 2012
Michael P. Pinto

/s/ MELINDA R. RICH	February 23, 2012
Melinda R. Rich

/S/ ROBERT E. SADLER, JR.	February 23, 2012
Robert E. Sadler, Jr.

Herbert L. Washington

/s/ ROBERT G. WILMERS	February 23, 2012
Robert G. Wilmers

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of M&T Bank Corporation dated November 18, 2010. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated November 19, 2010 (File No. 1-9861).
3.2	Amended and Restated Bylaws of M&T Bank Corporation, effective November 16, 2010. Incorporated by reference to Exhibit 3.2 to the Form 8-K dated November 19, 2010 (File No. 1-9861).
3.3	Certificate of Amendment to Certificate of Incorporation with respect to Perpetual 6.875% Non-Cumulative Preferred Stock, Series D, dated May 26, 2011 (incorporated by reference to Exhibit 99.2 of M&T Bank Corporation’s Form 8-K dated May 26, 2011).
4.1	There are no instruments with respect to long-term debt of M&T Bank Corporation and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of M&T Bank Corporation and its subsidiaries on a consolidated basis. M&T Bank Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of M&T Bank Corporation and its subsidiaries on request.
4.2	Warrant to purchase shares of M&T Bank Corporation Common Stock dated December 23, 2008. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated December 19, 2008 (File No. 1-9861).
10.1	Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).
10.2	Amendment No. 1, dated December 9, 2003, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
10.3	Amendment No. 2, dated January 30, 2009, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended December 31, 2008 (File No. 1-9861).
10.4	Amendment No. 3, dated December 4, 2009, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.4 to the Form 10-K for the year ended December 31, 2009 (File No. 1-9861).
10.5	Amendment No. 4, dated December 3, 2010, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2010 (File No. 1-9861).
10.6	Amendment No. 5, dated November 21, 2011, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Filed herewith.
10.7	M&T Bank Corporation 2001 Stock Option Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 6, 2001 (File No. 1-9861).*
10.8	M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.9	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended December 31, 1995 (File No. 1-9861).*
10.10	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*
10.11	Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861).*
10.12	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*
10.13	M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 15, 2005 (File No. 1-9861).*
10.14	M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit 10.2 to the Form 8-K dated November 15, 2005 (File No. 1-9861).*

10.15	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2004 (File No. 1-9861).*
10.16	M&T Bank Corporation 2008 Directors’ Stock Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 dated April 7, 2008 (File No. 333-150122).*
10.17	Keystone Financial, Inc. 1992 Director Fee Plan. Incorporated by reference to Exhibit 10.11 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1999 (File No. 000-11460).*
10.18	M&T Bank Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended September 30, 2002 (File No. 1-9861).*
10.19	M&T Bank Corporation 2005 Incentive Compensation Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 4, 2005 (File No. 1-9861).*
10.20	M&T Bank Corporation 2009 Equity Incentive Compensation Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 6, 2009 (File No. 1-9861).*
10.21	M&T Bank Corporation Employee Severance Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2005 (File No. 1-9861).*
10.22	Provident Bankshares Corporation Amended and Restated Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 dated June 5, 2009 (File No. 333-159795).*
10.23	Provident Bankshares Corporation 2004 Equity Compensation Plan. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated June 5, 2009 (File No. 333-159795).*
10.24

Wilmington Trust Corporation Amended and Restated 2002 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.64 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004 (File No.1-14659).*

10.25	Wilmington Trust Corporation Amended and Restated 2005 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on February 29, 2008 (File No.1-14659).
10.26	Wilmington Trust Corporation 2009 Long-Term Incentive Plan. Incorporated by reference to Exhibit D to the Proxy Statement of Wilmington Trust Corporation filed on March 16, 2009 (File No. 1-14659).*
10.27	Letter Agreement including the Securities Purchase Agreement — Standard Terms incorporated therein, between M&T Bank Corporation and the U.S. Department of Treasury, dated December 23, 2008. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 19, 2008 (File No. 1-9861).
11.1	Statement re: Computation of Earnings Per Common Share. Incorporated by reference to note 14 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
12.1	Ratio of Earnings to Fixed Charges. Filed herewith.
14.1	M&T Bank Corporation Code of Ethics for CEO and Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
21.1	Subsidiaries of the Registrant. Incorporated by reference to the caption “Subsidiaries” contained in Part I, Item 1 hereof.
23.1	Consent of PricewaterhouseCoopers LLP re: Registration Statement Nos. 333-57330, 333-63660, 33-12207, 33-58500, 33-63917, 333-43171, 333-43175, 333-63985, 333-97031, 33-32044, 333-16077, 333-84384, 333-127406, 333-150122, 333-164015, 333-163992, 333-160769, 333-159795, 333-170740 and 333-155759. Filed herewith.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Certification of Chief Executive Officer under EESA § 111(b)(4). Filed herewith.
99.2	Certification of Chief Financial Officer under EESA § 111(b)(4). Filed herewith.
99.3	Replacement Capital Covenant of M&T Bank Corporation dated January 31, 2008. Incorporated by reference to Exhibit 99.1 to the Form 8-K dated January 31, 2008 (File No. 1-9861).
99.4	Amendment to Replacement Capital Covenant of M&T Bank Corporation, dated as of May 27, 2011, amending the Replacement Capital Covenant, dated as of January 31, 2008 (incorporated by reference to Exhibit 99.2 of M&T Bank Corporation’s Form 8-K dated May 26, 2011).
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF**	XBRL Taxonomy Definition Linkbase.

*	Management contract or compensatory plan or arrangement.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.