Form 10-Q
period 2012-03-31
M&T BANK CORP
filed 2012-05-10
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on April 30, 2012: 126,558,669 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

Dollars in thousands, except per share		March 31, 2012	December 31, 2011
Assets
	Cash and due from banks	$1,344,092	1,449,547
	Interest-bearing deposits at banks	1,282,040	154,960
	Federal funds sold	—	2,850
	Trading account	517,620	561,834
	Investment securities (includes pledged securities that can be sold or repledged of $1,816,595 at March 31, 2012; $1,826,011 at December 31, 2011)
	Available for sale (cost: $5,892,799 at March 31, 2012; $6,312,423 at December 31, 2011)	5,838,022	6,228,560
	Held to maturity (fair value: $929,478 at March 31, 2012; $1,012,562 at December 31, 2011)	1,000,294	1,077,708
	Other (fair value: $356,980 at March 31, 2012; $366,886 at December 31, 2011)	356,980	366,886
	Total investment securities	7,195,296	7,673,154
	Loans and leases	61,185,392	60,377,875
	Unearned discount	(263,642)	(281,870)
	Loans and leases, net of unearned discount	60,921,750	60,096,005
	Allowance for credit losses	(909,006)	(908,290)
	Loans and leases, net	60,012,744	59,187,715
	Premises and equipment	580,033	581,435
	Goodwill	3,524,625	3,524,625
	Core deposit and other intangible assets	159,619	176,394
	Accrued interest and other assets	4,570,818	4,611,773
	Total assets	$79,186,887	77,924,287
Liabilities
	Noninterest-bearing deposits	$20,648,970	20,017,883
	NOW accounts	1,875,461	1,912,226
	Savings deposits	32,225,733	31,001,083
	Time deposits	5,767,588	6,107,530
	Deposits at Cayman Islands office	395,191	355,927
	Total deposits	60,912,943	59,394,649
	Federal funds purchased and agreements to repurchase securities	461,977	732,059
	Other short-term borrowings	50,004	50,023
	Accrued interest and other liabilities	1,856,749	1,790,121
	Long-term borrowings	6,476,526	6,686,226
	Total liabilities	69,758,199	68,653,078
Shareholders’ equity
	Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 381,500 shares at March 31, 2012 and December 31, 2011; Liquidation preference of $10,000 per share: 50,000 shares at March 31, 2012 and December 31, 2011	866,489	864,585
	Common stock, $.50 par, 250,000,000 shares authorized, 126,476,266 shares issued at March 31, 2012; 125,683,398 shares issued at December 31, 2011	63,238	62,842
	Common stock issuable, 57,385 shares at March 31, 2012; 68,220 shares at December 31, 2011	3,427	4,072
	Additional paid-in capital	2,857,556	2,828,986
	Retained earnings	5,969,236	5,867,165
	Accumulated other comprehensive income (loss), net	(331,258)	(356,441)
	Total shareholders’ equity	9,428,688	9,271,209
	Total liabilities and shareholders’ equity	$79,186,887	77,924,287

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended March 31
In thousands, except per share		2012	2011
Interest income	Loans and leases, including fees	$648,514	594,032
	Deposits at banks	213	36
	Federal funds sold	3	18
	Agreements to resell securities	—	1
	Trading account	317	388
	Investment securities
	Fully taxable	62,964	70,662
	Exempt from federal taxes	2,084	2,346
	Total interest income	714,095	667,483
Interest expense	NOW accounts	283	202
	Savings deposits	18,183	19,239
	Time deposits	13,509	19,071
	Deposits at Cayman Islands office	213	394
	Short-term borrowings	303	492
	Long-term borrowings	61,215	59,281
	Total interest expense	93,706	98,679
	Net interest income	620,389	568,804
	Provision for credit losses	49,000	75,000
	Net interest income after provision for credit losses	571,389	493,804
Other income	Mortgage banking revenues	56,192	45,156
	Service charges on deposit accounts	108,889	109,731
	Trust income	116,953	29,321
	Brokerage services income	13,901	14,296
	Trading account and foreign exchange gains	10,571	8,279
	Gain on bank investment securities	45	39,353
	Total other-than-temporary impairment ("OTTI") losses	(20,040)	(9,514)
	Portion of OTTI losses recognized in other comprehensive income (before taxes)	8,554	(6,527)
	Net OTTI losses recognized in earnings	(11,486)	(16,041)
	Equity in earnings of Bayview Lending Group LLC	(4,752)	(6,678)
	Other revenues from operations	86,410	91,003
	Total other income	376,723	314,420
Other expense	Salaries and employee benefits	346,098	266,090
	Equipment and net occupancy	65,043	56,663
	Printing, postage and supplies	11,872	9,202
	Amortization of core deposit and other intangible assets	16,774	12,314
	FDIC assessments	28,949	19,094
	Other costs of operations	170,959	136,208
	Total other expense	639,695	499,571
	Income before taxes	308,417	308,653
	Income taxes	101,954	102,380
	Net income	$206,463	206,273

	Net income available to common shareholders
	Basic	$188,236	190,113
	Diluted	188,241	190,121

	Net income per common share
	Basic	$1.50	1.59
	Diluted	1.50	1.59

	Cash dividends per common share	$.70	.70

	Average common shares outstanding
	Basic	125,220	119,201
	Diluted	125,616	119,852

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31
In thousands	2012	2011

Net income	$206,463	206,273
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains on investment securities	20,082	5,658
Reclassification to income for amortization of gains on terminated cash flow hedges	(70)	(70)
Foreign currency translation adjustment	402	—
Defined benefit plans liability adjustment	4,769	2,111
Total other comprehensive income	25,183	7,699
Total comprehensive income	$231,646	213,972

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Three months ended March 31
In thousands		2012	2011
Cash flows from operating activities	Net income	$206,463	206,273
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	49,000	75,000
	Depreciation and amortization of premises and equipment	21,022	17,978
	Amortization of capitalized servicing rights	14,476	13,478
	Amortization of core deposit and other intangible assets	16,774	12,314
	Provision for deferred income taxes	15,225	11,438
	Asset write-downs	16,388	17,720
	Net gain on sales of assets	(2,471)	(44,504)
	Net change in accrued interest receivable, payable	7,725	5,068
	Net change in other accrued income and expense	32,134	2,063
	Net change in loans originated for sale	154,436	373,020
	Net change in trading account assets and liabilities	7,840	80,805
	Net cash provided by operating activities	539,012	770,653
Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	1,045	13,380
	Other	10,224	22,969
	Proceeds from maturities of investment securities
	Available for sale	417,348	408,574
	Held to maturity	82,670	66,465
	Purchases of investment securities
	Available for sale	(10,286)	(353,508)
	Held to maturity	(6,287)	(7,796)
	Other	(318)	(352)
	Net increase in loans and leases	(1,042,144)	(579,845)
	Net (increase) decrease in interest-bearing deposits at banks	(1,127,080)	1,121
	Other investments, net	2,416	(8,769)
	Capital expenditures, net	(19,377)	(8,854)
	Proceeds from sales of real estate acquired in settlement of loans	33,775	17,757
	Other, net	(25,840)	16,279
	Net cash used by investing activities	(1,683,854)	(412,579)
Cash flows from financing activities	Net increase in deposits	1,522,583	745,021
	Net decrease in short-term borrowings	(270,081)	(442,751)
	Payments on long-term borrowings	(202,352)	(528,511)
	Dividends paid - common	(89,041)	(84,718)
	Dividends paid - preferred	(4,769)	(10,056)
	Other, net	80,197	11,491
	Net cash provided (used) by financing activities	1,036,537	(309,524)
	Net increase (decrease) in cash and cash equivalents	(108,305)	48,550
	Cash and cash equivalents at beginning of period	1,452,397	933,755
	Cash and cash equivalents at end of period	$1,344,092	982,305
Supplemental disclosure of cash flow information	Interest received during the period	$721,159	665,490
	Interest paid during the period	89,241	88,658
	Income taxes paid during the period	8,416	77,169
Supplemental schedule of noncash investing and financing activities	Real estate acquired in settlement of loans	$17,123	18,168

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

In thousands, except per share	Preferred stock	Common stock	Common stock issuable	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Treasury stock	Total
2011
Balance - January 1, 2011	$740,657	60,198	4,189	2,398,615	5,426,701	(205,220)	(67,445)	8,357,695
Total comprehensive income	—	—	—	—	206,273	7,699	—	213,972
Preferred stock cash dividends	—	—	—	—	(10,498)	—	—	(10,498)
Amortization of preferred stock discount	2,728	—	—	—	(2,728)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	—	—	(20,796)	—	—	31,664	10,868
Exercises of stock options, net	—	—	—	(10,524)	—	—	30,072	19,548
Directors’ stock plan	—	—	—	(32)	—	—	304	272
Deferred compensation plans, net, including dividend equivalents	—	—	(300)	(220)	(47)	—	507	(60)
Other	—	—	—	513	—	—	—	513
Common stock cash dividends - $.70 per share	—	—	—	—	(84,792)	—	—	(84,792)
Balance - March 31, 2011	$743,385	60,198	3,889	2,367,556	5,534,909	(197,521)	(4,898)	8,507,518
2012
Balance - January 1, 2012	$864,585	62,842	4,072	2,828,986	5,867,165	(356,441)	—	9,271,209
Total comprehensive income	—	—	—	—	206,463	25,183	—	231,646
Preferred stock cash dividends	—	—	—	—	(13,363)	—	—	(13,363)
Amortization of preferred stock discount	1,904	—	—	—	(1,904)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	207	—	7,783	—	—		7,990
Exercises of stock options, net	—	183	—	19,429	—	—		19,612
Directors’ stock plan	—	2	—	370	—	—		372
Deferred compensation plans, net, including dividend equivalents	—	4	(645)	507	(40)	—		(174)
Other	—	—	—	481	—	—	—	481
Common stock cash dividends - $.70 per share	—	—	—	—	(89,085)	—	—	(89,085)
Balance - March 31, 2012	$866,489	63,238	3,427	2,857,556	5,969,236	(331,258)	—	9,428,688

NOTES TO FINANCIAL STATEMENTS

1.	Significant accounting policies

The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in the 2011 Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.	Acquisitions, continued

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

The following table presents certain pro forma information as if Wilmington Trust had been included in the Company’s results of operations in the first quarter of 2011. These results combine the historical results of Wilmington Trust into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place as indicated. In particular, no adjustments have been made to eliminate the amount of Wilmington Trust’s provision for credit losses of $41 million or the impact of other-than-temporary impairment losses of $5 million in the three months ended March 31, 2011 that may not have been necessary had the acquired loans and investment securities been recorded at fair value as of the beginning of 2011. Additionally, the Company expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow.

Pro forma Three months ended
March 31, 2011
(in thousands)

Total revenues (a)	$1,041,494
Net income	171,421

(a)	Represents net interest income plus other income.

In connection with the acquisition, the Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; initial marketing and

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.	Acquisitions, continued

promotion expenses designed to introduce M&T Bank to its new customers; severance for former employees; travel costs; and printing, postage, supplies and other costs of completing the transaction and commencing operations in new markets and offices. The Company expects to incur additional merger-related expenses during the remainder of 2012.

A summary of merger-related expenses included in the consolidated statement of income follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011
	(in thousands)

Salaries and employee benefits	$1,973	$7
Equipment and net occupancy	15	79
Printing, postage and supplies	—	147
Other cost of operations	740	4,062

	$2,728	$4,295

3.	Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
March 31, 2012
Investment securities available for sale:
U.S. Treasury and federal agencies	$52,010	1,130	—	$53,140
Obligations of states and political subdivisions	37,431	630	21	38,040
Mortgage-backed securities:
Government issued or guaranteed	4,101,717	171,479	241	4,272,955
Privately issued residential	1,318,040	5,358	212,703	1,110,695
Privately issued commercial	15,193	—	1,758	13,435
Collateralized debt obligations	43,708	15,907	1,431	58,184
Other debt securities	206,661	3,397	41,133	168,925
Equity securities	118,039	9,672	5,063	122,648

	5,892,799	207,573	262,350	5,838,022

Investment securities held to maturity:
Obligations of states and political subdivisions	185,859	7,776	32	193,603
Mortgage-backed securities:
Government issued or guaranteed	541,140	25,089	—	566,229
Privately issued	261,851	—	103,649	158,202
Other debt securities	11,444	—	—	11,444

	1,000,294	32,865	103,681	929,478

Other securities	356,980	—	—	356,980

Total	$7,250,073	240,438	366,031	$7,124,480

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
December 31, 2011
Investment securities available for sale:
U.S. Treasury and federal agencies	$69,468	1,255	—	$70,723
Obligations of states and political subdivisions	39,518	771	20	40,269
Mortgage-backed securities:
Government issued or guaranteed	4,344,116	177,392	275	4,521,233
Privately issued residential	1,369,371	6,373	239,488	1,136,256
Privately issued commercial	17,679	—	2,650	15,029
Collateralized debt obligations	43,834	11,154	2,488	52,500
Other debt securities	216,700	4,588	44,443	176,845
Equity securities	211,737	8,468	4,500	215,705

	6,312,423	210,001	293,864	6,228,560

Investment securities held to maturity:
Obligations of states and political subdivisions	188,680	9,141	28	197,793
Mortgage-backed securities:
Government issued or guaranteed	608,533	24,881	—	633,414
Privately issued	268,642	—	99,140	169,502
Other debt securities	11,853	—	—	11,853

	1,077,708	34,022	99,168	1,012,562

Other securities	366,886	—	—	366,886

Total	$7,757,017	244,023	393,032	$7,608,008

Gross realized gains on investment securities were $39.4 million for the quarter ended March 31, 2011. Similar gross realized gains for the quarter ended March 31, 2012 were not significant. Gross realized losses on investment securities for the quarters ended March 31, 2012 and 2011 were not significant. During the three-month period ended March 31, 2011, the Company sold residential mortgage-backed securities guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) having an aggregate amortized cost of approximately $484 million, which resulted in a gain of $39 million (pre-tax). The Company recognized $11 million and $16 million of pre-tax other-than-temporary impairment losses during the quarters ended March 31, 2012 and 2011, respectively, related to privately issued mortgage-backed securities. The impairment charges were recognized in light of deterioration of real estate values and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. The other-than-temporary losses represent management’s estimate of credit losses inherent in the debt securities considering projected cash flows using assumptions for delinquency rates, loss severities, and other estimates of future collateral performance.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

The following table displays changes in credit losses associated with debt securities for which other-than-temporary impairment losses have been previously recognized in earnings for the three months ended March 31, 2012 and March 31, 2011:

	Three months ended March 31
	2012	2011
	(in thousands)
Beginning balance	$285,399	327,912
Additions for credit losses not previously recognized	11,486	16,041
Reductions for increases in cash flows	—	(139)
Reductions for realized losses	(29,412)	(21,095)

Ending balance	$267,473	322,719

At March 31, 2012, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized cost	Estimated fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$35,769	35,852
Due after one year through five years	41,748	43,230
Due after five years through ten years	7,927	8,610
Due after ten years	254,366	230,597

	339,810	318,289
Mortgage-backed securities available for sale	5,434,950	5,397,085

	$5,774,760	5,715,374

Debt securities held to maturity:
Due in one year or less	$27,704	27,882
Due after one year through five years	30,801	32,541
Due after five years through ten years	125,439	131,161
Due after ten years	13,359	13,463

	197,303	205,047
Mortgage-backed securities held to maturity	802,991	724,431

	$1,000,294	929,478

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

A summary of investment securities that as of March 31, 2012 and December 31, 2011 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
March 31, 2012
Investment securities available for sale:
Obligations of states and political subdivisions	$863	(5)	1,026	(16)
Mortgage-backed securities:
Government issued or guaranteed	21,424	(157)	6,098	(84)
Privately issued residential	289,068	(10,826)	744,430	(201,877)
Privately issued commercial	—	—	13,435	(1,758)
Collateralized debt obligations	—	—	5,597	(1,431)
Other debt securities	73,498	(6,406)	73,019	(34,727)
Equity securities	5,225	(5,063)	—	—

	390,078	(22,457)	843,605	(239,893)

Investment securities held to maturity:
Obligations of states and political subdivisions	4,850	(16)	482	(16)
Privately issued mortgage-backed securities	—	—	157,077	(103,649)

	4,850	(16)	157,559	(103,665)

Total	$394,928	(22,473)	1,001,164	(343,558)

December 31, 2011
Investment securities available for sale:
Obligations of states and political subdivisions	$—	—	1,228	(20)
Mortgage-backed securities:
Government issued or guaranteed	38,492	(190)	6,017	(85)
Privately issued residential	297,133	(14,188)	751,077	(225,300)
Privately issued commercial	—	—	15,029	(2,650)
Collateralized debt obligations	2,871	(335)	4,863	(2,153)
Other debt securities	72,637	(9,883)	73,635	(34,560)
Equity securities	9,883	(4,500)	—	—

	421,016	(29,096)	851,849	(264,768)

Investment securities held to maturity:
Obligations of states and political subdivisions	3,084	(4)	1,430	(24)
Privately issued mortgage-backed securities	1,883	(592)	167,139	(98,548)

	4,967	(596)	168,569	(98,572)

Total	$425,983	(29,692)	1,020,418	(363,340)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

The Company owned 313 individual investment securities with aggregate gross unrealized losses of $366 million at March 31, 2012. Approximately $318 million of the unrealized losses pertain to privately issued mortgage-backed securities with a cost basis of $1.5 billion. The Company also had $43 million of unrealized losses on trust preferred securities issued by financial institutions, securities backed by trust preferred securities issued by financial institutions and other entities, and other debt securities having a cost basis of $195 million. Based on a review of each of the remaining securities in the investment securities portfolio at March 31, 2012, with the exception of the aforementioned securities for which other-than-temporary impairment losses were recognized, the Company concluded that it expected to recover the amortized cost basis of its investment. As of March 31, 2012, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities. At March 31, 2012, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $357 million of cost method investment securities.

4.	Loans and leases and the allowance for credit losses

The outstanding principal balance and the carrying amount of acquired loans that were recorded at fair value at the acquisition date that is included in the consolidated balance sheet is as follows:

	March 31, 2012	December 31, 2011
	(in thousands)

Outstanding principal balance	$8,850,525	9,203,366
Carrying amount:
Commercial, financial, leasing, etc.	1,259,609	1,331,198
Commercial real estate	3,701,591	3,879,518
Residential real estate	875,088	915,371
Consumer	1,919,740	2,033,700

	$7,756,028	8,159,787

Purchased impaired loans totaled $605 million at March 31, 2012 and $653 million at December 31, 2011, representing less than 1% of the Company’s assets as of each date. Interest income on acquired loans that were recorded at fair value at the acquisition date was $81 million and $41 million for the three months ended March 31, 2012 and 2011, respectively. At December 31, 2010 and March 31, 2011, the accretable yield on acquired loans was $457 million and $416 million, respectively. A summary of changes in the accretable yield for acquired loans for the three months ended March 31, 2012 follows:

	2012
	Purchased impaired	Other acquired	Total
	(in thousands)

Balance at beginning of period	$30,805	807,960	838,765
Interest income	(7,664)	(73,723)	(81,387)
Reclassifications from (to) nonaccretable balance, net	(576)	1,000	424
Other (a)	—	12,229	12,229

Balance at end of period	$22,565	747,466	770,031

(a)	Other changes in expected cash flows including changes in interest rates and prepayments.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

A summary of current, past due and nonaccrual loans as of March 31, 2012 and December 31, 2011 were as follows:

	Current	30-89 Days past due	90 Days or more past due and accruing		Purchased impaired (b)	Nonaccrual	Total
			Non- acquired	Acquired (a)
	(in thousands)
March 31, 2012
Commercial, financial, leasing, etc.	$15,676,591	76,842	1,506	10,982	18,114	154,637	15,938,672
Real estate:
Commercial	20,386,440	139,148	14,436	62,745	185,736	173,443	20,961,948
Residential builder and developer	844,400	41,976	292	17,274	274,814	267,065	1,445,821
Other commercial construction	1,837,187	54,663	2,453	12,096	70,438	101,949	2,078,786
Residential	7,463,049	218,639	249,292	37,609	51,038	175,117	8,194,744
Residential Alt-A	374,450	25,475	—	—	—	101,925	501,850
Consumer:
Home equity lines and loans	6,440,601	45,068	—	14,986	4,344	47,608	6,552,607
Automobile	2,571,414	35,372	—	303	—	23,011	2,630,100
Other	2,543,948	38,235	5,102	9,168	295	20,474	2,617,222

Total	$58,138,080	675,418	273,081	165,163	604,779	1,065,229	60,921,750

December 31, 2011
Commercial, financial, leasing, etc.	$15,493,803	37,112	7,601	8,560	23,762	163,598	15,734,436
Real estate:
Commercial	19,658,761	172,641	9,983	54,148	192,804	171,111	20,259,448
Residential builder and developer	845,680	49,353	13,603	21,116	297,005	281,576	1,508,333
Other commercial construction	2,393,304	41,049	968	23,582	78,105	106,325	2,643,333
Residential	6,626,182	256,017	250,472	37,982	56,741	172,681	7,400,075
Residential Alt-A	383,834	34,077	—	—	—	105,179	523,090
Consumer:
Home equity lines and loans	6,570,675	43,516	—	15,409	4,635	47,150	6,681,385
Automobile	2,644,330	48,342	—	601	—	26,835	2,720,108
Other	2,551,225	43,547	5,249	2,340	310	23,126	2,625,797

Total	$57,167,794	725,654	287,876	163,738	653,362	1,097,581	60,096,005

(a)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(b)	Accruing loans that were impaired at acquisition date and recorded at fair value.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended March 31, 2012 and 2011 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate		Consumer	Unallocated	Total
		Commercial	Residential
	(in thousands)

2012
Beginning balance	$234,022	367,637	91,915	143,121	71,595	908,290
Provision for credit losses	10,121	(2,260)	16,230	23,538	1,371	49,000
Net charge-offs
Charge-offs	(8,037)	(10,540)	(12,718)	(28,981)	—	(60,276)
Recoveries	3,167	1,717	1,874	5,234	—	11,992

Net charge-offs	(4,870)	(8,823)	(10,844)	(23,747)	—	(48,284)

Ending balance	$239,273	356,554	97,301	142,912	72,966	909,006

2011
Beginning balance	$212,579	400,562	86,351	133,067	70,382	902,941
Provision for credit losses	14,942	14,775	15,841	27,764	1,678	75,000
Net charge-offs
Charge-offs	(14,027)	(24,579)	(16,167)	(28,321)	—	(83,094)
Recoveries	2,165	349	1,501	4,841	—	8,856

Net charge-offs	(11,862)	(24,230)	(14,666)	(23,480)	—	(74,238)

Ending balance	$215,659	391,107	87,526	137,351	72,060	903,703

Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any portfolio segment.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type. The amounts of loss components in the Company’s loan and lease portfolios are determined through a loan by loan analysis of larger balance commercial and commercial real estate loans that are in nonaccrual status and by applying loss factors to groups of loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. In determining the allowance for credit losses, the Company utilizes an extensive loan grading system which is applied to all commercial and commercial real estate credits on an individual loan basis. Loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, geographic location, financial condition and performance, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. As updated appraisals are obtained on individual loans or other events in the market place indicate that collateral values have significantly changed, individual loan grades are adjusted as appropriate. Changes in other factors cited may also lead to loan grade changes at anytime. Except for consumer and residential mortgage loans that are considered smaller balance homogenous loans and acquired loans that are evaluated on an aggregate basis, the Company considers a loan to be impaired for purposes of applying GAAP when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days. Regardless of loan type, the Company considers a loan to be impaired if it qualifies as a troubled debt restructuring. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The following tables provide information with respect to impaired loans and leases as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and March 31, 2011.

	March 31, 2012			December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(in thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$124,792	150,354	47,303	118,538	145,510	48,674
Real estate:
Commercial	113,600	143,180	19,854	102,886	128,456	17,651
Residential builder and developer	190,289	319,845	44,597	159,293	280,869	52,562
Other commercial construction	17,252	21,467	2,924	20,234	24,639	3,836
Residential	107,537	126,082	4,389	101,882	119,498	4,420
Residential Alt-A	140,126	152,157	23,000	150,396	162,978	25,000
Consumer:
Home equity lines and loans	10,790	12,047	2,709	9,385	10,670	2,306
Automobile	52,363	52,363	10,983	53,710	53,710	11,468
Other	9,155	9,155	2,375	8,401	8,401	2,084

	765,904	986,650	158,134	724,725	934,731	168,001

With no related allowance recorded:
Commercial, financial, leasing, etc.	37,892	45,608	—	53,104	60,778	—
Real estate:
Commercial	65,961	83,706	—	71,636	91,118	—
Residential builder and developer	85,389	100,099	—	133,156	177,277	—
Other commercial construction	85,258	89,439	—	86,652	89,862	—
Residential	18,840	25,511	—	19,686	25,625	—
Residential Alt-A	37,310	65,861	—	34,356	60,942	—

	330,650	410,224	—	398,590	505,602	—

Total:
Commercial, financial, leasing, etc.	162,684	195,962	47,303	171,642	206,288	48,674
Real estate:
Commercial	179,561	226,886	19,854	174,522	219,574	17,651
Residential builder and developer	275,678	419,944	44,597	292,449	458,146	52,562
Other commercial construction	102,510	110,906	2,924	106,886	114,501	3,836
Residential	126,377	151,593	4,389	121,568	145,123	4,420
Residential Alt-A	177,436	218,018	23,000	184,752	223,920	25,000
Consumer:
Home equity lines and loans	10,790	12,047	2,709	9,385	10,670	2,306
Automobile	52,363	52,363	10,983	53,710	53,710	11,468
Other	9,155	9,155	2,375	8,401	8,401	2,084

Total	$1,096,554	1,396,874	158,134	1,123,315	1,440,333	168,001

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

	Three months ended March 31, 2012			Three months ended March 31, 2011
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$167,724	409	409	170,337	993	988
Real estate:
Commercial	178,315	318	318	189,779	382	339
Residential builder and developer	282,495	341	179	326,815	525	128
Other commercial construction	104,105	170	170	111,232	510	321
Residential	126,376	1,342	878	83,527	997	575
Residential Alt-A	181,018	1,843	546	205,632	1,995	551
Consumer:
Home equity lines and loans	9,998	166	42	12,076	160	25
Automobile	53,289	898	178	58,863	984	296
Other	8,302	93	39	3,031	57	6

Total	$1,111,622	5,580	2,759	1,161,292	6,603	3,229

In accordance with the previously described policies, the Company utilizes a loan grading system that is applied to all commercial loans and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. In general, acquired loans that were recorded at estimated fair value on the acquisition date are assigned a “pass” loan grade because their net financial statement value is based on the present value of expected cash flows. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. All larger balance criticized commercial and commercial real estate loans are individually reviewed by centralized loan review personnel each quarter to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. Smaller balance criticized loans are analyzed by business line risk management areas to ensure proper loan grade classification. Furthermore, criticized nonaccrual commercial loans and commercial real estate loans are considered impaired and, as a result, specific loss allowances on such loans are established within the allowance for credit losses to the extent appropriate in each individual instance. The following table summarizes the loan grades applied to the various classes of the Company’s commercial and commercial real estate loans as of March 31, 2012 and December 31, 2011.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

		Real Estate
	Commercial, Financial, Leasing, etc.	Commercial	Residential Builder and Developer	Other Commercial Construction
	(in thousands)
March 31, 2012
Pass	$14,981,173	19,901,115	1,051,018	1,728,343
Criticized accrual	802,862	887,390	127,738	248,494
Criticized nonaccrual	154,637	173,443	267,065	101,949

Total	$15,938,672	20,961,948	1,445,821	2,078,786

December 31, 2011
Pass	$14,869,636	19,089,252	1,085,970	2,254,609
Criticized accrual	701,202	999,085	140,787	282,399
Criticized nonaccrual	163,598	171,111	281,576	106,325

Total	$15,734,436	20,259,448	1,508,333	2,643,333

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

At March 31, 2012 and December 31, 2011, the allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
			(in thousands)
March 31, 2012
Individually evaluated for impairment	$47,127	66,344	27,389	16,067	$156,927
Collectively evaluated for impairment	191,970	288,770	68,261	126,348	675,349
Purchased impaired	176	1,440	1,651	497	3,764

Allocated	$239,273	356,554	97,301	142,912	836,040

Unallocated					72,966

Total					$909,006

December 31, 2011
Individually evaluated for impairment	$48,517	71,784	29,420	15,858	$165,579
Collectively evaluated for impairment	185,048	291,271	60,742	126,613	663,674
Purchased impaired	457	4,582	1,753	650	7,442

Allocated	$234,022	367,637	91,915	143,121	836,695

Unallocated					71,595

Total					$908,290

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of March 31, 2012 and December 31, 2011 was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(in thousands)
March 31, 2012
Individually evaluated for impairment	$162,494	547,011	303,813	72,308	$1,085,626
Collectively evaluated for impairment	15,758,064	23,408,556	8,341,743	11,722,982	59,231,345
Purchased impaired	18,114	530,988	51,038	4,639	604,779

Total	$15,938,672	24,486,555	8,696,594	11,799,929	$60,921,750

December 31, 2011
Individually evaluated for impairment	$171,442	561,615	306,320	71,496	$1,110,873
Collectively evaluated for impairment	15,539,232	23,281,585	7,560,104	11,950,849	58,331,770
Purchased impaired	23,762	567,914	56,741	4,945	653,362

Total	$15,734,436	24,411,114	7,923,165	12,027,290	$60,096,005

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

The table below summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the three months ended March 31, 2012:

	Number	Recorded investment		Financial effects of modification
		Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)

Commercial, financial, leasing, etc.
Principal deferral	9	$2,812	$2,954	$142	$—
Other	1	972	1,098	126	—
Combination of concession types	1	45	44	(1)	(33)
Real estate:
Commercial
Principal deferral	2	2,425	2,405	(20)	—
Residential builder and developer
Principal deferral	5	6,822	6,034	(788)	—
Combination of concession types	2	2,350	2,726	376	—
Residential
Principal deferral	15	1,505	1,588	83	—
Combination of concession types	18	2,936	3,007	71	(200)
Residential Alt-A
Principal deferral	3	397	407	10	—
Combination of concession types	8	1,360	1,394	34	(5)
Consumer:
Home equity lines and loans
Principal deferral	1	117	117	—	—
Interest rate reduction	1	144	144	—	(6)
Combination of concession types	2	235	235	—	(24)
Automobile
Principal deferral	153	1,885	1,885	—	—
Interest rate reduction	4	57	57	—	(4)
Other	10	19	19	—	—
Combination of concession types	112	1,609	1,609	—	(172)
Other
Principal deferral	52	647	647	—	—
Interest rate reduction	3	23	23	—	(3)
Other	9	49	49	—	—
Combination of concession types	34	219	219	—	(36)

Total	445	$26,628	$26,661	$33	$(483)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The table below summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the three months ended March 31, 2011:

	Number	Recorded investment		Financial effects of modification
		Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
		(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	13	$1,349	$1,334	$(15)	$—
Real estate:
Commercial
Principal deferral	9	6,625	6,597	(28)	—
Residential builder and developer
Principal deferral	1	3,424	3,424	—	—
Other	4	116,002	108,394	(7,608)	—
Combination of concession types	1	798	790	(8)	—
Other commercial construction
Principal deferral	1	2,275	2,269	(6)	—
Residential
Principal deferral	3	124	138	14	—
Interest rate reduction	8	1,059	1,079	20	(50)
Combination of concession types	30	7,907	7,999	92	(757)
Residential Alt-A
Combination of concession types	9	1,602	1,638	36	(210)
Consumer:
Home equity lines and loans
Combination of concession types	2	70	71	1	(36)
Automobile
Principal deferral	204	3,493	3,493	—	—
Interest rate reduction	4	44	44	—	(3)
Other	26	107	107	—	—
Combination of concession types	122	2,861	2,861	—	(436)
Other					—
Principal deferral	10	74	74	—	—
Other	1	11	11	—	—
Combination of concession types	37	126	126	—	(20)

Total	485	$147,951	$140,449	$(7,502)	$(1,512)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Loans that were modified as troubled debt restructurings during the twelve months ended March 31, 2012 and 2011 and for which there was a subsequent payment default during the three-month periods ended March 31, 2012 and 2011, respectively, were not material.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5.	Borrowings

M&T had $1.2 billion of fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at March 31, 2012 that are held by various trusts and were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5.	Borrowings, continued

(i) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the 8.50% Enhanced Trust Preferred Securities or the Junior Subordinated Debentures due January 31, 2068, as applicable, at the time of repayment, redemption or purchase, and (ii) M&T has obtained the prior approval of the Federal Reserve Board, if required.

Including the unamortized portions of acquisition accounting adjustments to reflect estimated fair value at the acquisition dates of the Common Securities of various trusts, the Junior Subordinated Debentures associated with Capital Securities had financial statement carrying values of $1.2 billion at each of March 31, 2012 and December 31, 2011.

6.	Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T is presented below:

	Shares issued and outstanding	Carrying value March 31, 2012	Carrying value December 31, 2011
		(dollars in thousands)
Series A (a)(b)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share	230,000	$224,919	$224,277

Series C (a)(c)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share	151,500	141,570	140,308

Series D (d)
Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D, $10,000 liquidation preference per share	50,000	500,000	500,000

(a)	Shares were issued as part of the Troubled Asset Relief Program – Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). Cash proceeds were allocated between the preferred stock and a ten-year warrant to purchase M&T common stock (Series A – 1,218,522 common shares at $73.86 per share, Series C – 407,542 common shares at $55.76 per share). Dividends, if declared, will accrue and be paid quarterly at a rate of 5% per year for the first five years following the original 2008 issuance dates and thereafter at a rate of 9% per year. The agreement with the U.S. Treasury contains limitations on certain actions of M&T, including the payment of quarterly cash dividends on M&T’s common stock in excess of $.70 per share, the repurchase of its common stock during the first three years of the agreement, and the amount and nature of compensation arrangements for certain of the Company’s officers.
(b)	On May 18, 2011, M&T redeemed and retired 370,000 shares of Series A Preferred Stock. Accelerated amortization of preferred stock discount associated with the redemption was $11.2 million.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.	Shareholders’ equity, continued

(c)	Shares were assumed in an acquisition and a new Series C Preferred Stock was designated.
(d)	Shares were issued on May 31, 2011. Dividends, if declared, will be paid semi-annually at a rate of 6.875% per year. The shares are redeemable in whole or in part on or after June 15, 2016. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 Capital, M&T may redeem all of the shares within 90 days following that occurrence.

In addition to the Series A and Series C warrants mentioned in (a) above, a ten-year warrant to purchase 95,383 shares of M&T common stock at $518.96 per share was outstanding at March 31, 2012 and December 31, 2011. This warrant was issued by Wilmington Trust in December 2008 as part of the Troubled Asset Relief Program – Capital Purchase Program of the U.S. Treasury along with $330 million of fixed rate cumulative perpetual preferred stock, which was redeemed by M&T immediately prior to the May 16, 2011 acquisition of Wilmington Trust.

7.	Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit cost for defined benefit plans consisted of the following:

	Pension benefits		Other postretirement benefits
	Three months ended March 31
	2012	2011	2012	2011
	(in thousands)

Service cost	$7,900	5,300	175	125
Interest cost on projected benefit obligation	15,600	12,150	950	775
Expected return on plan assets	(17,675)	(12,700)	—	—
Amortization of prior service cost	(1,650)	(1,650)	—	25
Amortization of net actuarial loss	9,400	5,100	100	—

Net periodic benefit cost	$13,575	8,200	1,225	925

Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $14,625,000 and $10,176,000 for the three months ended March 31, 2012 and 2011, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.	Earnings per common share

The computations of basic earnings per common share follow:

	Three months ended March 31
	2012	2011
	(in thousands, except per share)
Income available to common shareholders:

Net income	$206,463	206,273
Less: Preferred stock dividends (a)	(13,363)	(10,498)
Amortization of preferred stock discount (a)	(1,924)	(2,753)

Net income available to common equity	191,176	193,022

Less: Income attributable to unvested stock-based compensation awards	(2,940)	(2,909)

Net income available to common shareholders	$188,236	190,113

Weighted-average shares outstanding:

Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	127,157	120,992
Less: Unvested stock-based compensation awards	(1,937)	(1,791)

Weighted-average shares outstanding	125,220	119,201

Basic earnings per common share	$1.50	1.59

(a)	Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.	Earnings per common share, continued

The computations of diluted earnings per common share follow:

	Three months ended March 31
	2012	2011
	(in thousands, except per share)
Net income available to common equity	$191,176	193,022
Less: Income attributable to unvested stock-based compensation awards	(2,935)	(2,901)

Net income available to common shareholders	$188,241	190,121

Adjusted weighted-average shares outstanding:

Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	127,157	120,992
Less: Unvested stock-based compensation awards	(1,937)	(1,791)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and convertible preferred stock	396	651

Adjusted weighted-average shares outstanding	125,616	119,852

Diluted earnings per common share	$1.50	1.59

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

Stock-based compensation awards, warrants to purchase common stock of M&T and preferred stock convertible into shares of M&T common stock representing approximately 10.0 million and 10.5 million common shares during the three-month periods ended March 31, 2012 and 2011, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.	Comprehensive income

The following table displays the components of other comprehensive income (loss):

	Before-tax amount	Income taxes	Net
	(in thousands)
For the three months ended March 31, 2012
Unrealized gains (losses) on investment securities:

Available-for-sale (“AFS”) investment securities with other-than-temporary impairment (“OTTI”):

Unrealized holding losses, net	$(8,242)	$3,235	$(5,007)
Less: OTTI charges recognized in net income	(7,676)	3,013	(4,663)

Net change for AFS investment securities with OTTI	(566)	222	(344)

AFS investment securities – all other:

Unrealized holding gains, net	29,695	(11,614)	18,081
Less: reclassification adjustment for gains realized in net income	45	(15)	30

Net change for AFS investment securities – all other	29,650	(11,599)	18,051

Held-to-maturity (“HTM”) investment securities with OTTI:

Unrealized holding losses, net	(1,843)	723	(1,120)
Less: reclassification to income of unrealized holding losses	(819)	321	(498)
Less: OTTI charges recognized in net income	(3,810)	1,495	(2,315)

Net change for HTM investment securities with OTTI	2,786	(1,093)	1,693

Reclassification to income of unrealized holding losses on investment securities previously transferred from AFS to HTM	1,123	(441)	682

Net unrealized gains on investment securities	32,993	(12,911)	20,082

Reclassification to income for amortization of gains on terminated cash flow hedges	(112)	42	(70)

Foreign currency translation adjustment	622	(220)	402

Defined benefit plans liability adjustment	7,850	(3,081)	4,769

	$41,353	$(16,170)	$25,183

For the three months ended March 31, 2011
Unrealized gains (losses) on investment securities:

AFS investment securities with OTTI:

Unrealized holding gains, net	$7,930	$(3,108)	$4,822
Less: OTTI charges recognized in net income	(7,541)	2,949	(4,592)

Net change for AFS investment securities with OTTI	15,471	(6,057)	9,414

AFS investment securities – all other:

Unrealized holding gains, net	31,577	(12,372)	19,205
Less: reclassification adjustment for gains realized in net income	39,353	(15,413)	23,940

Net change for AFS investment securities – all other	(7,776)	3,041	(4,735)

HTM investment securities with OTTI:

Unrealized holding losses, net	(8,355)	3,279	(5,076)
Less: reclassification to income of unrealized holding losses	230	(90)	140
Less: OTTI charges recognized in net income	(8,500)	3,336	(5,164)

Net change for HTM investment securities with OTTI	(85)	33	(52)

Reclassification to income of unrealized holding losses on investment securities previously transferred from AFS to HTM	1,698	(667)	1,031

Net unrealized gains on investment securities	9,308	(3,650)	5,658

Reclassification to income for amortization of gains on terminated cash flow hedges	(112)	42	(70)

Defined benefit plans liability adjustment	3,475	(1,364)	2,111

	$12,671	$(4,972)	$7,699

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.	Comprehensive income, continued

Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

			Cash	Foreign currency	Defined
	Investment securities		flow	translation	benefit
	With OTTI	All other	hedges	adjustment	plans	Total
	(in thousands)

Balance - January 1, 2012	$(84,029)	5,995	112	(803)	(277,716)	(356,441)

Net gain (loss) during period	1,349	18,733	(70)	402	4,769	25,183

Balance - March 31, 2012	$(82,680)	24,728	42	(401)	(272,947)	(331,258)

Balance - January 1, 2011	$(87,053)	2,332	393	—	(120,892)	(205,220)

Net gain (loss) during period	9,362	(3,704)	(70)	—	2,111	7,699

Balance - March 31, 2011	$(77,691)	(1,372)	323	—	(118,781)	(197,521)

10.	Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of March 31, 2012.

The net effect of interest rate swap agreements was to increase net interest income by $9 million and $10 million for the three months ended March 31, 2012 and 2011, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional	Average	Weighted- average rate
	amount	maturity	Fixed	Variable
	(in thousands)	(in years)
March 31, 2012
Fair value hedges:
Fixed rate long-term borrowings (a)	$900,000	5.1	6.07%	2.02%

December 31, 2011
Fair value hedges:
Fixed rate long-term borrowings (a)	$900,000	5.4	6.07%	2.07%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

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

Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values of $14.3 billion and $13.9 billion at March 31, 2012 and December 31, 2011, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $1.4 billion at each of March 31, 2012 and December 31, 2011.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$140,273	147,302	$—	—
Commitments to sell real estate loans (a)	486	232	800	2,287

	140,759	147,534	800	2,287

Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	20,529	7,991	94	1,068
Commitments to sell real estate loans (a)	565	1,328	6,736	2,771
Trading:
Interest rate contracts (b)	412,623	443,033	384,494	415,836
Foreign exchange and other option and futures contracts (b)	14,193	19,115	13,691	18,723

	447,910	471,467	405,015	438,398

Total derivatives	$588,669	619,001	$405,815	440,685

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

	Amount of unrealized gain (loss) recognized
	Three months ended March 31, 2012		Three months ended March 31, 2011
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(7,029)	6,544	$(12,405)	12,048

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$1,139		$475
Foreign exchange and other option and futures contracts (b)	(710)		(548)

Total	$429		$(73)

(a)	Reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $19 million and $12 million at March 31, 2012 and December 31, 2011, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

The aggregate fair value of derivative financial instruments in a net liability position at March 31, 2012 for which the Company was required to post collateral was $277 million. The fair value of collateral posted for such instruments was $248 million. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt rating were to fall below specified ratings, the counterparties to the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit-risk-related contingent features in a net liability position on March 31, 2012 was $90 million, for which the Company had posted collateral of $62 million in the normal course of business. If the credit-risk-related contingent features had been triggered on March 31, 2012, the maximum amount of additional collateral the Company would have been required to post to counterparties was $28 million.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

The Company’s credit exposure with respect to the estimated fair value as of March 31, 2012 of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting agreements with trading account interest rate contracts with the same counterparties as well as counterparty postings of $75 million of collateral with the Company. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit standards and often contain collateral provisions.

11.	Variable interest entities and asset securitizations

In accordance with GAAP, the Company determined that it was the primary beneficiary of a residential mortgage loan securitization trust considering its role as servicer and its retained subordinated interests in the trust. As a result, the Company has included the one-to-four family residential mortgage loans that were included in the trust in its consolidated financial statements. At March 31, 2012 and December 31, 2011, the carrying values of the loans in the securitization trust were $185 million and $196 million, respectively. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to M&T at March 31, 2012 and December 31, 2011 was $29 million and $30 million, respectively. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at March 31, 2012 is limited to realizing the carrying value of the loans less the amount of the mortgage-backed securities held by third parties.

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At March 31, 2012 and December 31, 2011, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $34 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

The Company has invested as a limited partner in various real estate partnerships that collectively had total assets of approximately $1.5 billion and $1.4 billion at March 31, 2012 and December 31, 2011, respectively. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $262 million, including $70 million of unfunded commitments, at March 31, 2012 and $271 million, including $75 million of unfunded commitments, at December 31, 2011. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at March 31, 2012.

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

When available, the Company attempts to use quoted market prices in active markets to determine fair value and classifies such items as Level 1 or Level 2. If quoted market prices in active markets are not available, fair value is often determined using model-based techniques incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using model-based techniques are generally classified as Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation. The following is a description of the valuation methodologies used for the Company’s assets and liabilities that are measured on a recurring basis at estimated fair value.

Trading account assets and liabilities

Trading account assets and liabilities consist primarily of interest rate swap agreements and foreign exchange contracts with customers who require such services with offsetting positions with third parties to minimize the Company’s risk with respect to such transactions. The Company generally determines the fair value of its derivative trading account assets and liabilities using externally developed pricing models based on market observable inputs and, therefore, classifies such valuations as Level 2. Mutual funds held in connection with deferred compensation arrangements have been classified as Level 1 valuations. Valuations of investments in municipal and other bonds can generally be obtained through reference to quoted prices in less active markets for the same or similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

Investment securities available for sale

The majority of the Company’s available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2. Certain investments in mutual funds and equity securities are actively traded and, therefore, have been classified as Level 1 valuations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The markets for privately issued mortgage-backed securities have experienced a sharp reduction of non-agency mortgage-backed securities issuances, a significant reduction in trading volumes and wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices were generally obtained for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. Because of the inactivity in the markets and the lack of observable valuation inputs, the Company has classified the valuation of privately issued mortgage-backed securities as Level 3.

The Company supplemented its determination of fair value for many of its privately issued mortgage-backed securities by obtaining pricing indications from two independent sources at March 31, 2012 and December 31, 2011. However, the Company could not readily ascertain that the basis of such valuations could be ascribed to orderly and observable trades in the market for privately issued residential mortgage-backed securities. As a result, the Company also performed internal modeling to estimate the cash flows and fair value of privately issued residential mortgage-backed securities with an amortized cost basis of $1.3 billion at each of March 31, 2012 and December 31, 2011. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds, including estimates about the timing and amount of credit losses and prepayments. In estimating those cash flows, the Company used assumptions as to future delinquency, defaults, further home price depreciation and loss rates. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities given the nature of the cash flow modeling performed in the Company’s assessment of value. To determine the point within the range of potential values that was most representative of fair value for each of the bonds, the Company averaged the internal model valuations and the indications obtained from the two independent pricing sources, such that at March 31, 2012, the weighted-average reliance on internal model pricing for the bonds modeled was 33% with a 67% average weighting placed on the values provided by the independent sources. Significant unobservable inputs used in the Company’s modeling of fair value for residential mortgage-backed securities are included in the accompanying table of significant unobservable inputs to Level 3 measurements. The Company concluded its estimate of fair value for the $1.3 billion of privately issued residential mortgage-backed securities to approximate $1.1 billion, which reflects a market yield based on reasonably likely cash flows of 7.6%. The Company determined the fair value of its privately issued commercial mortgage-backed securities held in its available-for-sale portfolio using quoted market prices obtained from third party pricing services without adjustment. Similar to privately-issued residential mortgage-backed securities, the market for commercial mortgage-backed securities has experienced significant declines in the level of market activity, resulting in the classification of such bonds as Level 3.

Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. Given the severe disruption in the credit markets and the wide disparity in observable trade information, the Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at March 31, 2012 and December 31, 2011. The modeling techniques included estimating cash

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

flows using bond-specific assumptions about future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. In determining a market yield applicable to the estimated cash flows, a margin over LIBOR, ranging from 5% to 11% with a weighted-average of 8% was used. Significant unobservable inputs used in the determination of estimated fair value of collateralized debt obligations are included in the accompanying table of significant unobservable inputs to Level 3 measurements. At March 31, 2012, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $44 million and $58 million, respectively, and at December 31, 2011 were $44 million and $53 million, respectively. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations as of March 31, 2012 and December 31, 2011.

The Company ensures an appropriate control framework is in place over the valuation processes and techniques used for Level 3 fair value measurements. Specifically, the Company attempts to obtain the market observable inputs used by third party pricing sources on a sample of bonds each quarter. Analytical procedures are performed to understand changes in fair value from period to period. Internal pricing models are subject to validation procedures including testing of mathematical constructs, review of valuation methodology and significant assumptions used.

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

Commitments to originate real estate loans for sale and commitments to sell real estate loans

The Company enters into various commitments to originate real estate loans for sale and commitments to sell real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value on the consolidated balance sheet. The estimated fair values of such commitments were generally calculated by reference to quoted prices in secondary markets for commitments to sell real estate loans to certain government-sponsored entities and other parties. The fair valuations of commitments to sell real estate loans generally result in a Level 2 classification. The estimated fair value of commitments to originate real estate loans for sale are adjusted to reflect the Company’s anticipated commitment expirations. The estimated commitment expirations are considered significant unobservable inputs contributing to the Level 3 classification of commitments to originate real estate loans for sale. Significant unobservable inputs used in the determination of estimated fair value of commitments to originate real estate loans for sale are included in the accompanying table of significant unobservable inputs to Level 3 measurements.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

Interest rate swap agreements used for interest rate risk management

The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. The Company generally determines the fair value of its interest rate swap agreements using externally developed pricing models based on market observable inputs and, therefore, classifies such valuations as Level 2. The Company has considered counterparty credit risk in the valuation of its interest rate swap agreement assets and has considered its own credit risk in the valuation of its interest rate swap agreement liabilities.

The following tables present assets and liabilities at March 31, 2012 and December 31, 2011 measured at estimated fair value on a recurring basis:

	Fair value measurements at March 31, 2012	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$517,620	55,416	462,204	—
Investment securities available for sale:
U.S. Treasury and federal agencies	53,140	—	53,140	—
Obligations of states and political subdivisions	38,040	—	38,040	—
Mortgage-backed securities:
Government issued or guaranteed	4,272,955	—	4,272,955	—
Privately issued residential	1,110,695	—	—	1,110,695
Privately issued commercial	13,435	—	—	13,435
Collateralized debt obligations	58,184	—	—	58,184
Other debt securities	168,925	—	168,925	—
Equity securities	122,648	113,991	8,657	—

	5,838,022	113,991	4,541,717	1,182,314

Real estate loans held for sale	225,710	—	225,710	—
Other assets (b)	161,853	—	141,324	20,529

Total assets	$6,743,205	169,407	5,370,955	1,202,843

Trading account liabilities	$398,185	—	398,185	—
Other liabilities (b)	7,630	—	7,536	94

Total liabilities	$405,815	—	405,721	94

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

	Fair value measurements at December 31, 2011	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$561,834	53,165	508,669	—
Investment securities available for sale:
U.S. Treasury and federal agencies	70,723	—	70,723	—
Obligations of states and political subdivisions	40,269	—	40,269	—
Mortgage-backed securities:
Government issued or guaranteed	4,521,233	—	4,521,233	—
Privately issued residential	1,136,256	—	—	1,136,256
Privately issued commercial	15,029	—	—	15,029
Collateralized debt obligations	52,500	—	—	52,500
Other debt securities	176,845	—	176,845	—
Equity securities	215,705	205,587	10,118	—

	6,228,560	205,587	4,819,188	1,203,785

Real estate loans held for sale	371,437	—	371,437	—
Other assets (b)	156,853	—	148,862	7,991

Total assets	$7,318,684	258,752	5,848,156	1,211,776

Trading account liabilities	$434,559	—	434,559	—
Other liabilities (b)	6,126	—	5,058	1,068

Total liabilities	$440,685	—	439,617	1,068

(a)	There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2012 and the year ended December 31, 2011.
(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2012 were as follows:

	Investment securities available for sale
	Privately issued residential mortgage-backed securities		Privately issued commercial mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – January 1, 2012	$1,136,256		$15,029		$52,500		$6,923

Total gains (losses) realized/unrealized:
Included in earnings	(7,676	)(a)	—		—		27,031	(b)
Included in other comprehensive income	25,070	(e)	348	(e)	6,423	(e)	—
Settlements	(42,955)		(1,942)		(739)		—
Transfers in and/or out of Level 3 (c)	—		—		—		(13,519	)(d)

Balance – March 31, 2012	$1,110,695		$13,435		$58,184		$20,435

Changes in unrealized gains (losses) included in earnings related to assets still held at March 31, 2012	$(7,676	)(a)	$—		$—		$19,506	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2011 were as follows:

	Investment securities available for sale
	Privately issued residential mortgage-backed securities		Privately issued commercial mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – January 1, 2011	$1,435,561		$22,407		$110,756		$2,244

Total gains (losses) realized/unrealized:

Included in earnings	(7,541	)(a)	—		—		20,444	(b)
Included in other comprehensive income	61,085	(e)	(82	)(e)	3,834	(e)	—
Settlements	(97,227)		(1,858)		(325)		—
Transfers in and/or out of Level 3 (c)	—		—		—		(6,541	)(d)

Balance – March 31, 2011	$1,391,878		$20,467		$114,265		$16,147

Changes in unrealized gains (losses) included in earnings related to assets still held at March 31, 2011	$(7,541	)(a)	$—		$—		$16,036	(b)

(a)	Reported as an other-than-temporary impairment loss in the consolidated statement of income or as gain (loss) on bank investment securities.
(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(c)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(d)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.
(e)	Reported as net unrealized gains on investment securities in the consolidated statement of comprehensive income.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Investment securities held to maturity

During the three-month periods ended March 31, 2012 and 2011, the Company recognized other-than-temporary impairment losses related to certain collateralized mortgage obligations of $4 million and $9 million, respectively. In accordance with GAAP, the carrying value of such securities was reduced to fair value, with estimated credit losses recognized in earnings and any remaining unrealized loss recognized in accumulated other comprehensive income. The determination of fair value includes use of external and internal valuation sources that, as in the case of privately issued residential mortgage-backed securities, are weighted and averaged when estimating fair value. Due to the presence of significant unobservable inputs that valuation is classified as Level 3. The amortized cost, fair value and impact on the Company’s financial statements of the modeling described herein were not material.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants or that result from new information obtained subsequent to the time of the last appraisal. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $363 million at March 31, 2012 ($208 million and $155 million of which were classified as Level 2 and Level 3, respectively) and $550 million at March 31, 2011 ($267 million and $283 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on March 31, 2012 and 2011 were decreases of $19 million and $48 million for the three-month periods ended March 31, 2012 and 2011, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $10 million and $19 million at March 31, 2012 and March 31, 2011, respectively. Changes in fair value recognized for those foreclosed assets held by the Company were not significant during the three months ended March 31, 2012 or 2011.

Significant unobservable inputs to level 3 measurements

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at March 31, 2012:

	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
Recurring fair value measurements

Residential mortgage-backed securities	Discounted cash flow	Probability of default Loss severity	2%-49% (19%) 32%-74% (49%)

Pooled trust preferred securities	Discounted cash flow	Probability of default Loss severity	0%-65% (12%) 100%

Commitments to originate real estate loans	Discounted cash flow	Commitment expirations	7%-69% (19%)

Sensitivity of fair value measurements to changes in unobservable inputs

An increase (decrease) in the probability of default and loss severity for residential mortgage-backed securities and collateralized debt securities backed by trust preferred securities would generally result in a lower (higher) fair value measurement.

An increase (decrease) in the estimate of expirations for commitments to originate residential mortgage loans would generally result in a lower (higher) fair value measurement. Estimated commitment expirations are derived considering loan type, changes in interest rates and remaining length of time until closing.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	March 31, 2012
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$1,344,092	$1,344,092	$1,277,211	$66,881	$—
Interest-bearing deposits at banks	1,282,040	1,282,040	—	1,282,040	—
Trading account assets	517,620	517,620	55,416	462,204	—
Investment securities	7,195,296	7,124,480	470,971	5,312,865	1,340,644
Loans and leases:
Commercial loans and leases	15,938,672	15,687,745	—	—	15,687,745
Commercial real estate loans	24,486,555	24,018,399	—	40,168	23,978,231
Residential real estate loans	8,696,594	8,670,386	—	5,528,194	3,142,192
Consumer loans	11,799,929	11,610,852	—	—	11,610,852
Allowance for credit losses	(909,006)	—	—	—	—

Loans and leases, net	60,012,744	59,987,382	—	5,568,362	54,419,020
Accrued interest receivable	237,857	237,857	—	237,857	—

Financial liabilities:
Noninterest-bearing deposits	$(20,648,970)	$(20,648,970)	$—	$(20,648,970)	$—
Savings deposits and NOW accounts	(34,101,194)	(34,101,194)	—	(34,101,194)	—
Time deposits	(5,767,588)	(5,805,066)	—	(5,805,066)	—
Deposits at Cayman Islands office	(395,191)	(395,191)	—	(395,191)	—
Short-term borrowings	(511,981)	(511,981)	—	(511,981)	—
Long-term borrowings	(6,476,526)	(6,575,337)	—	(6,575,337)	—
Accrued interest payable	(90,864)	(90,864)	—	(90,864)	—
Trading account liabilities	(398,185)	(398,185)	—	(398,185)	—

Other financial instruments:
Commitments to originate real estate loans for sale	$20,435	$20,435	$—	$—	$20,435
Commitments to sell real estate loans	(6,485)	(6,485)	—	(6,485)	—
Other credit-related commitments	(106,962)	(106,962)	—	—	(106,962)
Interest rate swap agreements used for interest rate risk management	140,273	140,273	—	140,273	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

	December 31, 2011
	Carrying amount	Estimated fair value
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,452,397	$1,452,397
Interest-bearing deposits at banks	154,960	154,960
Trading account assets	561,834	561,834
Investment securities	7,673,154	7,608,008
Loans and leases:
Commercial loans and leases	15,734,436	15,507,342
Commercial real estate loans	24,411,114	24,024,585
Residential real estate loans	7,923,165	7,782,935
Consumer loans	12,027,290	11,869,813
Allowance for credit losses	(908,290)	—

Loans and leases, net	59,187,715	59,184,675
Accrued interest receivable	222,618	222,618

Financial liabilities:
Noninterest-bearing deposits	$(20,017,883)	$(20,017,883)
Savings deposits and NOW accounts	(32,913,309)	(32,913,309)
Time deposits	(6,107,530)	(6,133,806)
Deposits at Cayman Islands office	(355,927)	(355,927)
Short-term borrowings	(782,082)	(782,082)
Long-term borrowings	(6,686,226)	(6,720,174)
Accrued interest payable	(67,900)	(67,900)
Trading account liabilities	(434,559)	(434,559)

Other financial instruments:
Commitments to originate real estate loans for sale	$6,923	$6,923
Commitments to sell real estate loans	(3,498)	(3,498)
Other credit-related commitments	(109,828)	(109,828)
Interest rate swap agreements used for interest rate risk management	147,302	147,302

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

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

Other credit-related commitments

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

	March 31, 2012	December 31, 2011
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$6,399,753	6,393,332
Commercial real estate loans to be sold	190,397	177,982
Other commercial real estate and construction	2,788,952	2,818,071
Residential real estate loans to be sold	295,169	182,474
Other residential real estate	243,465	129,466
Commercial and other	10,936,656	10,442,754

Standby letters of credit	3,870,093	3,930,271

Commercial letters of credit	54,096	44,981

Financial guarantees and indemnification contracts	2,245,496	1,903,254

Commitments to sell real estate loans	602,652	635,899

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $1.9 billion at March 31, 2012 and $1.8 billion at December 31, 2011.

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

The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $72 million at March 31, 2012. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $43 million at March 31, 2012. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. Management believes any reinsurance losses that may be payable by the Company will not be material to the Company’s consolidated financial position.

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At March 31, 2012, management believes that any remaining liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 22 to the Company’s consolidated financial statements as of and for the year ended December 31, 2011. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. As also described in note 22 to the Company’s 2011 consolidated financial statements, neither goodwill nor core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have been allocated to the Company’s reportable segments, but are included in the “All Other” category. The Company does, however, assign such intangible assets to business units for purposes of testing for impairment.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14.	Segment information, continued

Information about the Company’s segments is presented in the following table:

	Three months ended March 31
	2012			2011
	Total revenues(a)	Inter- segment revenues	Net income (loss)	Total revenues(a)	Inter- segment revenues	Net income (loss)
	(in thousands)
Business Banking	$111,976	1,092	35,333	99,777	962	26,300
Commercial Banking	237,462	1,540	103,096	213,612	1,166	88,331
Commercial Real Estate	153,544	433	68,631	125,306	356	49,010
Discretionary Portfolio	(1,160)	(14,781)	(8,241)	42,483	(7,787)	16,127
Residential Mortgage Banking	93,042	34,441	23,517	57,848	10,307	4,785
Retail Banking	306,848	2,892	48,657	295,048	2,987	52,726
All Other	95,400	(25,617)	(64,530)	49,150	(7,991)	(31,006)

Total	$997,112	—	206,463	883,224	—	206,273

	Average total assets
	Three months ended March 31		Year ended December 31
	2012	2011	2011
	(in millions)

Business Banking	$5,206	4,754	5,192

Commercial Banking	19,158	16,114	17,650

Commercial Real Estate	16,316	13,635	15,025

Discretionary Portfolio	15,804	13,931	14,170

Residential Mortgage Banking	2,142	2,045	1,958

Retail Banking	11,856	11,653	11,940

All Other	7,544	5,913	8,042

Total	$78,026	68,045	73,977

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

(e.g. deposits). The taxable-equivalent adjustment aggregated $6,705,000 and $6,327,000 for the three-month periods ended March 31, 2012 and 2011, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

15.	Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage lender. M&T recognizes income or loss from BLG using the equity method of accounting. The carrying value of that investment was $110 million at March 31, 2012.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for small-balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $4.3 billion and $4.4 billion at March 31, 2012 and December 31, 2011, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $14 million at March 31, 2012 and $16 million at December 31, 2011. In addition, capitalized servicing rights at March 31, 2012 and December 31, 2011 also included $4 million and $5 million, respectively, for servicing rights that were obtained from Bayview Financial related to residential mortgage loans with outstanding principal balances of $3.0 billion at March 31, 2012 and $3.1 billion at December 31, 2011. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances totaling $12.8 billion and $13.1 billion at March 31, 2012 and December 31, 2011. Revenues from servicing residential and small-balance commercial mortgage loans obtained from BLG and Bayview Financial were $12 million and $11 million during the quarters ended March 31, 2012 and 2011, respectively. In addition, at March 31, 2012 and December 31, 2011, the Company held $13 million and $15 million, respectively, of collateralized mortgage obligations in its available-for-sale investment securities portfolio that were securitized by Bayview Financial. Finally, the Company held $262 million and $269 million of similar investment securities in its held-to-maturity portfolio at March 31, 2012 and December 31, 2011, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income for M&T Bank Corporation (“M&T”) in each of the first quarters of 2012 and 2011 was $206 million. Diluted earnings per common share were $1.50 in the recent quarter, compared with $1.59 in the year-earlier quarter. During the fourth quarter of 2011, net income aggregated $148 million or $1.04 of diluted earnings per common share. Basic earnings per common share were $1.50 in the initial 2012 quarter, compared with $1.59 and $1.04 in the first and fourth quarters of 2011, respectively. The after-tax impact of acquisition and integration-related expenses (included herein as merger-related expenses) was $2 million ($3 million pre-tax), or $.01 of basic and diluted earnings per common share in the recent quarter, compared with $3 million ($4 million pre-tax), or $.02 of basic and diluted earnings per common share in the first quarter of 2011 and $10 million ($16 million pre-tax), or $.08 of basic and diluted earnings per common share in the final 2011 quarter. Such expenses were associated with M&T’s May 16, 2011 acquisition of Wilmington Trust Corporation (“Wilmington Trust”), headquartered in Wilmington, Delaware.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the recent quarter was 1.06%, compared with 1.23% in the first quarter of 2011 and .75% in the fourth quarter of 2011. The annualized rate of return on average common shareholders’ equity was 9.04% in the first three months of 2012, compared with 10.16% and 6.12% in the first and fourth quarters of 2011, respectively.

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

The condition of the domestic and global economy over the last several years has significantly impacted the financial services industry as a whole, and specifically, the financial results of the Company. In particular, high unemployment levels and significantly depressed residential real estate valuations have led to increased loan charge-offs experienced by financial institutions throughout that time period. In addition, many financial institutions have continued to experience unrealized losses related to investment securities backed by residential and commercial real estate due to a lack of liquidity in the financial markets and anticipated credit losses. Many financial institutions, including the Company, have taken charges for those unrealized losses that were deemed to be other than temporary. Also negatively impacting the financial results of financial institutions during 2011 and the first quarter of 2012, including the Company, has been a series of new regulations, resulting in higher assessments by the FDIC and lower fee income.

Reflected in the Company’s first quarter 2011 results were gains from the sale of investment securities, predominantly residential mortgage-backed securities guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Such gains increased net income in that quarter by $24 million ($39 million before taxes), or $.20 of diluted earnings per common share. In connection with the then pending acquisition of Wilmington Trust, the Company sold the securities in order to reposition the investment portfolio and to manage its forecasted balance sheet size and resultant capital ratios.

Several noteworthy items were reflected in the Company’s financial results for the fourth quarter of 2011, as follows:

•

A $79 million other-than-temporary impairment charge was recorded in “other costs of operations” related to M&T’s 20% investment in Bayview Lending Group LLC (“BLG”). While Bayview’s asset management operations continue to grow and its business of managing capital in the distressed real estate market is performing well, the small-balance commercial real estate securitization market that BLG previously operated in continues to be stagnant. Reflecting those conditions, management increased its estimate of the time frame over which M&T could reasonably anticipate recovery of the previously recorded investment amount and, as a result, concluded that the investment was other-than-temporarily impaired. That investment was written-down to its estimated fair value of $115 million.

•

During December 2011, M&T received $55 million in cash resulting from the full settlement of a lawsuit initiated by M&T in 2008 against Deutsche Bank Securities, Inc. and several other parties. M&T sought damages arising from a 2007 investment in collateralized debt obligations (“CDOs”) and alleged that the quality of the investment was not as represented. The $55 million was included in “other revenues from operations.”

•

The Company made a $30 million tax-deductible cash contribution to The M&T Charitable Foundation, a private charitable foundation that has supported thousands of not-for-profit organizations to improve the quality of life throughout the communities M&T serves. That contribution was included in “other costs of operations.”

The after-tax impact of those noteworthy items reduced net income for the fourth quarter of 2011 by $33 million, or $.26 of diluted earnings per common share.

Recent Legislative Developments

As discussed in the Company’s Form 10-K for the year ended December 31, 2011, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) that was signed into law on July 21, 2010 has and will continue to significantly change the bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, and the system of regulatory oversight of the Company. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress, many of which are not yet completed or implemented. The Dodd-Frank Act could have a material adverse impact either on the financial services industry as a whole, as well as on M&T’s business, results of operations, financial condition and liquidity.

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Beginning in the second quarter of 2011, assessments are based on average consolidated total assets less average Tier 1 capital and certain allowable deductions of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

In addition, the Dodd-Frank Act, among other things:

•	amended the Electronic Fund Transfer Act (“EFTA”) which resulted in, among other things, the Federal Reserve Board issuing rules aimed at limiting debit-card interchange fees;

•

applied the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies which, among other things, will, after a three-year phase-in period which begins January 1, 2013, remove trust preferred securities as a permitted component of a holding company’s Tier 1 capital; and

•

created the Financial Stability Oversight Council, which will recommend to the Federal Reserve Board increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

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

A further discussion of other provisions of the Dodd-Frank Act is included in Part II, Item 7 of the Company’s Form 10-K for the year ended December 31, 2011.

Supplemental Reporting of Non-GAAP Results of Operations

As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.7 billion at each of March 31, 2012 and December 31, 2011 and $3.6 billion at March 31, 2011. Included in such intangible assets was goodwill of $3.5 billion at each of those dates. Amortization of core deposit and other intangible assets, after tax effect, was $10 million ($.08 per diluted common share) during each of the two most recent quarters, compared with $7 million ($.06 per diluted common share) during the first quarter of 2011.

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

Net operating income totaled $218 million in the recently completed quarter, compared with $216 million in the initial quarter of 2011. Diluted net operating earnings per common share for the first quarter of 2012 were $1.59, compared with $1.67 in the year-earlier quarter. Net operating income and diluted net operating earnings per common share were $168 million and $1.20, respectively, in the fourth quarter of 2011.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.18%, compared with 1.36% and .89% in the first and fourth quarters of 2011, respectively. Net operating income represented an annualized return on average tangible common equity of 16.79% in the initial 2012 quarter, compared with 20.16% in the year-earlier quarter and 12.36% in the final quarter of 2011.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income totaled $627 million in the first quarter of 2012, up 9% from $575 million in the year-earlier quarter and slightly higher than $625 million in the fourth quarter of 2011. The improvement in the recent quarter’s total as compared with the first quarter of 2011 reflects higher average earning assets, which rose $9.0 billion, or 15%, to $68.4 billion from $59.4 billion in the first quarter of 2011, partially offset by a 23 basis point (hundredths of one percent) narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. The increase in average earning assets was predominantly attributable to the impact of the Wilmington Trust acquisition, which added approximately $9.6 billion of such assets on the May 16, 2011 acquisition date. The narrowing of the net interest margin reflects the impact of the Wilmington Trust acquisition and the effect of declining interest rates on yields earned on loans, partially offset by lower rates paid on deposits.

Average loans and leases rose $8.5 billion, or 16%, to $60.5 billion in the recent quarter from $52.0 billion in the first quarter of 2011. Loans associated with Wilmington Trust totaled $6.4 billion on the May 16, 2011 acquisition date, consisting of approximately $1.4 billion of commercial loans and leases, $3.2 billion of commercial real estate loans, $680 million of residential real estate loans and $1.1 billion of consumer loans. Including the impact of the acquired loan balances, commercial loans and leases averaged $15.7 billion in the first quarter of 2012, up $2.1 billion or 16% from $13.6 billion in the year-earlier quarter. Average commercial real estate loans rose $3.6 billion or 17% to $24.6 billion in the recent quarter from $21.0 billion in the first quarter of 2011. That increase was also predominantly due to the impact of loans obtained in the acquisition of Wilmington Trust. Average residential real estate loans outstanding rose to $8.3 billion in the first quarter of 2012 from $6.1 billion in the similar quarter of 2011. Included in that portfolio were loans held for sale, which averaged $211 million in the recent quarter, compared with $192 million in the first quarter of 2011.

The growth in residential real estate loans largely reflects the Company’s decision during the third quarter of 2011 to retain for portfolio a higher proportion of originated loans rather than selling them. Average consumer loans and leases totaled $11.9 billion in the recent quarter, $565 million or 5% higher than $11.3 billion in 2011’s initial quarter. That increase was largely due to the impact of loans obtained in the acquisition of Wilmington Trust, partially offset by lower average balances of automobile and home equity loans (excluding acquired Wilmington Trust loans).

Average loan balances in the recent quarter rose $1.4 billion, or 2%, from the fourth quarter of 2011. Reflecting increased loan demand and, in the case of residential real estate loans, increased retention of originated loans for portfolio, average outstanding commercial loan and lease balances increased $340 million, or 2%, commercial real estate loan average balances rose $451 million, or 2%, and average residential real estate loan balances were up $806 million, or 11%. Average outstanding consumer loans declined $191 million or 2% from 2011’s final quarter as the Company has decided it does not want to pursue growth in certain of those portfolios including indirect automobile loans and home equity loans outside of the Company’s footprint. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

Dollars in millions

		Percent increase (decrease) from
	1st Qtr. 2012	1st Qtr. 2011	4th Qtr. 2011
Commercial, financial, etc.	$15,732	16%	2%
Real estate – commercial	24,559	17	2
Real estate – consumer	8,286	37	11
Consumer
Automobile	2,677	1	(3)
Home equity lines	5,987	4	(1)
Home equity loans	634	(14)	(8)
Other	2,609	17	—

Total consumer	11,907	5	(2)

Total	$60,484	16%	2%

The investment securities portfolio averaged $7.5 billion in the recent quarter, up $287 million or 4% from $7.2 billion in the first quarter of 2011. That increase was largely the result of the impact of purchases during the second and third quarters of 2011 of residential mortgage-backed securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and Fannie Mae, offset in part by maturities, paydowns and sales of mortgage-backed securities. In addition, the Wilmington Trust acquisition added approximately $510 million to the investment securities portfolio on the May 16, 2011 acquisition date. Average investment securities declined $127 million in the recent quarter as compared with the immediately preceding quarter. That decline was predominantly the result of maturities and paydowns of mortgage-backed securities. The investment securities portfolio is largely comprised of residential mortgage-backed securities and CMOs, debt securities issued by municipalities, trust preferred securities issued by certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination. Near the end of the first quarter of 2011, the Company sold residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac that were held in the available-for-sale portfolio. Those securities had an amortized cost of approximately $484 million, but because the transactions occurred near the end of the quarter, they did not have a significant effect on that quarter’s average balances.

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” Other-than-temporary impairment charges recognized during the quarters ended March 31, 2012, March 31, 2011 and December 31, 2011 were $11 million, $16 million and $25 million, respectively. Such impairment charges related to certain privately issued CMOs backed by residential and commercial real estate loans. Poor economic conditions, high unemployment and depressed real estate values, all leading to increasing loan delinquencies and foreclosures, were the significant factors contributing to the recognition of the other-than-temporary impairment charges related to the CMOs. Based on management’s assessment of future cash flows associated with individual investment securities, as of March 31, 2012, the Company concluded that the remaining declines associated with the rest of the investment securities portfolio were temporary in nature. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-earning deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $397 million in the recently completed quarter, compared with $240 million and $2.1 billion in the first and fourth quarters of 2011, respectively. Interest-bearing deposits at banks averaged $301 million, $115 million and $2.0 billion during the quarters-ended March 31, 2012, March 31, 2011 and December 31, 2011, respectively. The significantly lower balance of interest-bearing deposits in the recent quarter as compared with the fourth quarter of 2011 reflects the impact of the previously described loan growth. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

As a result of the changes described herein, average earning assets aggregated $68.4 billion in the first quarter of 2012, compared with $59.4 billion in the corresponding quarter of 2011 and $68.8 billion in the fourth quarter of 2011.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and domestic time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit of $250,000 or less generated on a nationwide basis by Wilmington Trust, National Association (“Wilmington Trust, N.A.”), a wholly owned bank subsidiary of M&T that was formerly named M&T Bank, National Association, were also included in core deposits. Core deposits averaged $56.2 billion in the first quarter of 2012, up 22% from $46.2 billion in the year-earlier quarter, but 1% below $56.7 billion in the fourth quarter of 2011. The Wilmington Trust acquisition added approximately $6.6 billion of core deposits on May 16, 2011. In addition to the impact of the Wilmington Trust acquisition, the growth in core deposits since the first quarter of 2011 was due, in part, to the lack of attractive alternative investments available to the Company’s customers resulting from lower interest rates and from the economic environment in the U.S. The recent quarter’s modest decline in average core deposits as compared with the final three months of 2011 reflects lower balances held on behalf of trust customers. The low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have generally increased. The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

Dollars in millions

		Percent increase (decrease) from
	1st Qtr. 2012	1st Qtr. 2011	4th Qtr. 2011
NOW accounts	$806	34%	1%
Savings deposits	31,353	19	1
Time deposits $250,000 or less	4,492	(4)	(5)
Noninterest-bearing deposits	19,598	35	(3)

Total	$56,249	22%	(1)%

Additional funding sources for the Company included domestic time deposits over $250,000, deposits associated with the Company’s Cayman Islands branch office, and brokered deposits. Domestic time deposits over $250,000, excluding brokered certificates of deposit, averaged $495 million in the first quarter of 2012, compared with $520 million and $477 million in the first and fourth quarters of 2011, respectively. Cayman Islands branch deposits averaged $495 million, $1.2 billion and $512 million for the three-month periods ended March 31, 2012, March 31, 2011 and December 31, 2011, respectively. Brokered time deposits averaged $973 million during the recently completed quarter, compared with $482 million and $1.2 billion in the first and fourth quarters of 2011, respectively. Brokered time deposits obtained in the acquisition of Wilmington Trust totaled $1.4 billion as of May 16, 2011. The Company also had brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged $1.1 billion during the two most recent quarters, compared with $1.3 billion in the first quarter of 2011. The levels of brokered NOW and brokered money-market deposit accounts reflect the demand for such deposits, largely resulting from continued uncertain economic markets and the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. While the levels of Cayman Islands branch deposits and brokered deposits are reflective of customer demand, the Company has used such deposits in the past as alternatives to short-term borrowings. Additional amounts of Cayman Islands branch deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank and others as sources of funding. Short-term borrowings averaged $828 million in the recent quarter, compared with $1.3 billion in the initial 2011 quarter and $674 million in the fourth quarter of 2011. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, which averaged $628 million in 2012’s initial quarter, compared with $1.2 billion and $357 million in the first and fourth quarters of 2011, respectively. Overnight federal funds borrowings represented the largest component of short-term borrowings and were obtained from a wide variety of banks and other financial institutions. Overnight federal funds borrowings totaled $324 million and $407 million at March 31, 2012 and 2011, respectively, and $590 million at December 31, 2011. Average short-term borrowings included borrowings from the Federal Home Loan Bank (“FHLB”) of New York, the FHLB of Atlanta and the FHLB of Pittsburgh, which totaled $50 million during each of the two most recent quarters, compared with $19 million in the first quarter of 2011.

Long-term borrowings averaged $6.5 billion in the first quarter of 2012, compared with $7.4 billion in the corresponding 2011 quarter and $6.6 billion in the fourth quarter of 2011. Included in average long-term borrowings were amounts borrowed from the FHLBs of $1.4 billion in each of the first quarter of 2012 and the last quarter of 2011 and $2.5 billion in the first quarter of 2011, and subordinated capital notes of $2.2 billion in each of the two most recent quarters and $1.7 billion in the three-month period ended March 31, 2011. Subordinated capital notes assumed in connection with the Wilmington Trust acquisition totaled $450 million at May 16, 2011. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of March 31, 2012, interest rate swap agreements were used to hedge approximately $900 million of fixed rate subordinated notes. Further information on interest rate swap agreements is provided in note 10 of Notes to Financial Statements. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.2 billion in each of the quarters ended March 31, 2012, March 31, 2011 and December 31, 2011. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.4 billion during each of the first quarter of 2012 and the fourth quarter of 2011, compared with $1.6 billion in 2011’s initial quarter. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.44% in the first quarter of 2012 and 3.69% in the year-earlier quarter. The yield on earning assets during the recent quarter was 4.24%, down 36 basis points from 4.60% in the first quarter of 2011, while the rate paid on interest-bearing liabilities decreased 11 basis points to ..80% from .91%. In the fourth quarter of 2011, the net interest spread was 3.35%, the yield on earning assets was 4.17% and the rate paid on interest-bearing liabilities was .82%. The narrowing of the net interest spread in the recent quarter as compared with the first quarter of 2011 reflects the impact of the Wilmington Trust acquisition and the effect of declining interest rates on yields earned on loans, partially offset by lower rates paid on deposits. The improvement in net interest spread in the recent quarter as compared with the fourth quarter of 2011 reflects the impact of a $1.4 billion increase in average loans outstanding in 2012’s initial quarter, which largely offset a decline in lower yielding balances held at the Federal Reserve Bank of New York.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $21.4 billion in the first quarter of 2012, compared with $15.5 billion and $21.6 billion in the first and fourth quarters of 2011, respectively. The significant increases in net interest-free funds in the two most recent quarters as compared with the first quarter of 2011 were predominantly the result of higher average balances of noninterest-bearing deposits. Such deposits averaged $19.6 billion in the recent quarter, compared with $14.5 billion and $20.1 billion in the first and fourth quarters of 2011, respectively. In connection with the Wilmington Trust acquisition, the Company added noninterest-bearing deposits totaling $2.0 billion at the acquisition date. Goodwill and core deposit and other intangible assets averaged $3.7 billion during the quarters ended March 31, 2012 and December 31, 2011, compared with $3.6 billion during the quarter ended March 31, 2011. Core deposit and other intangible assets added from the Wilmington Trust transaction were $112 million on May 16, 2011. The cash surrender value of bank owned life insurance averaged $1.6 billion in each of the quarters ended March 31, 2012 and December 31, 2011, compared with $1.5 billion in the first three months of 2011. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .25% in each of the two most recent quarters, compared with .23% in the first quarter of 2011.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.69% in the first quarter of 2012, compared with 3.92% in the year-earlier quarter and 3.60% in the fourth quarter of 2011. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $900 million at each of March 31, 2012, March 31, 2011 and December 31, 2011. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended March 31, 2012 and 2011 and the quarter ended December 31, 2011 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $140 million at March 31, 2012, $84 million at March 31, 2011 and $147 million at December 31, 2011. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of March 31, 2012 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $75 million of collateral with the Company.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 6.07% and 2.02%, respectively, at March 31, 2012. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

Dollars in thousands

	Three months ended March 31
	2012		2011
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(8,989)	(.08)	(9,514)	(.09)

Net interest income/margin	$8,989	.05%	$9,514	.06%

Average notional amount	$900,000		$900,000

Rate received (b)		6.11%		6.16%
Rate paid (b)		2.09%		1.87%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

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

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings were $324 million at March 31, 2012, $407 million at March 31, 2011 and $590 million at December 31, 2011. In general, those borrowings were unsecured and matured on the next business day. As previously noted, Cayman Islands branch deposits and brokered certificates of deposit have been used by the Company as an alternative to short-term borrowings. Cayman Islands branch deposits also generally mature on the next business day and totaled $395 million, $1.1 billion and $356 million at March 31, 2012, March 31, 2011 and December 31, 2011, respectively. Outstanding brokered time deposits at March 31, 2012, March 31, 2011 and December 31, 2011 were $935 million, $478 million and $1.0 billion, respectively. At March 31, 2012, the weighted-average remaining term to maturity of brokered time deposits was 11 months. Certain of those brokered time deposits have provisions that allow for early redemption. The Company also had brokered NOW and brokered money-market deposit accounts which aggregated $1.1 billion at each of March 31, 2012 and December 31, 2011 and $1.3 billion at March 31, 2011.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $20 million at March 31, 2012, $23 million at March 31, 2011 and $40 million at December 31, 2011. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.9 billion at each of March 31, 2012, March 31, 2011 and December 31, 2011. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of the test, approximately $580 million at March 31, 2012 was available for payment of dividends to M&T from banking subsidiaries. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 5 of Notes to Financial Statements. The $300 million of 5.375% senior notes of M&T that were issued in 2007 mature in May 2012. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, on which there were no borrowings outstanding at March 31, 2012 or at December 31, 2011.

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

The accompanying table as of March 31, 2012 and December 31, 2011 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

Dollars in thousands

	Calculated increase (decrease) in projected net interest income
Changes in interest rates	March 31, 2012	December 31, 2011
+200 basis points	$119,746	117,826
+100 basis points	65,754	64,103
-100 basis points	(66,298)	(62,055)
-200 basis points	(87,675)	(83,369)

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

The notional amounts of interest rate contracts entered into for trading purposes aggregated $14.3 billion at March 31, 2012, compared with $12.3 billion at March 31, 2011 and $13.9 billion at December 31, 2011. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes totaled $1.4 billion at each of March 31, 2012 and December 31, 2011, compared with $982 million at March 31, 2011. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $518 million and $398 million, respectively, at March 31, 2012, $414 million and $304 million, respectively, at March 31, 2011, and $562 million and $435 million, respectively, at December 31, 2011. Included in trading account assets were assets related to deferred compensation plans totaling $35 million and $36 million at March 31, 2012 and 2011, respectively, and $34 million at December 31, 2011. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at March 31, 2012 and December 31, 2011 were $32 million of liabilities related to deferred compensation plans, compared with $35 million at March 31, 2011. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

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

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the first quarter of 2012 was $49 million, compared with $75 million in the year-earlier quarter and $74 million in the fourth quarter of 2011. While the Company has experienced improvement in its credit metrics during the past two years, generally declining real estate valuations and higher than normal levels of delinquencies and charge-offs have significantly affected the quality of the Company’s residential real estate-related loan portfolios. Specifically, the Company’s alternative (“Alt-A”) residential real estate loan portfolio and its residential real estate builder and developer loan portfolio experienced the majority of the credit problems related to the turmoil in the residential real estate market place in recent years. Alt-A loans represent residential real estate loans that at origination typically included some form of limited borrower documentation requirements as compared with more traditional residential real estate loans. Loans in the Company’s Alt-A portfolio were originated by the Company prior to 2008. The Company also experienced increased levels of commercial loan and consumer loan charge-offs over the past three years due to, among other things, higher unemployment levels and the recessionary economy.

Net loan charge-offs were $48 million in the recent quarter, compared with $74 million during each of the three-month periods ended March 31, 2011 and December 31, 2011. Net charge-offs as an annualized percentage of average loans and leases were .32% in the first quarter of 2012, compared with .58% and .50% in the first and fourth quarters of 2011, respectively. A summary of net charge-offs by loan type follows.

NET CHARGE-OFFS

BY LOAN/LEASE TYPE

In thousands

	First Quarter 2012	First Quarter 2011	Fourth Quarter 2011
Commercial, financial, leasing, etc.	$4,870	11,862	10,825
Real estate:
Commercial	8,823	24,230	27,495
Residential	10,844	14,666	12,627
Consumer	23,747	23,480	23,288

	$48,284	74,238	74,235

Included in net charge-offs of commercial real estate loans were charge-offs of loans to residential homebuilders and developers of $3 million in the initial quarter of 2012, compared with $18 million and $25 million for the quarters ended March 31, 2011 and December 31, 2011, respectively. Reflected in net charge-offs of residential real estate loans were net charge-offs of Alt-A first mortgage loans of $6 million in the recent quarter, compared with $8 million in each of the quarters ended March 31, 2011 and December 31, 2011. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended March 31, 2012, March 31, 2011 and December 31, 2011, respectively, of: automobile loans of $4 million, $6 million and $6 million; recreational vehicle loans of $5 million, $6 million and $5 million; and home equity loans and lines of credit, including Alt-A second lien loans, of $9 million, $8 million and $9 million. Including both first and second lien mortgages, net charge-offs of Alt-A loans totaled $7 million, $9 million and $8 million for the quarters ended March 31, 2012, March 31, 2011 and December 31, 2011, respectively.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The excess of cash flows expected at acquisition over the estimated fair value is being recognized as interest income over the lives of loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans obtained in acquisitions subsequent to 2008 was $7.8 billion, $3.2 billion and $8.2 billion at March 31, 2012, March 31, 2011 and December 31, 2011, respectively.

Nonaccrual loans totaled $1.07 billion or 1.75% of total loans and leases outstanding at March 31, 2012, compared with $1.08 billion or 2.08% a year earlier and $1.10 billion or 1.83% at December 31, 2011.

Accruing loans past due 90 days or more (excluding acquired loans) were $273 million or .45% of total loans and leases at March 31, 2012, compared with $244 million or .47% at March 31, 2011 and $288 million or .48% at December 31, 2011. Those loans included loans guaranteed by government-related entities of $253 million at each of March 31, 2012 and December 31, 2011 and $210 million at March 31, 2011. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are fully guaranteed by government-related entities totaled $241 million at each of March 31, 2012 and December 31, 2011 and $195 million at March 31, 2011.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $605 million at March 31, 2012, or approximately 1% of total loans. Of that amount, $561 million related to the Wilmington Trust acquisition.

Acquired accruing loans past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Reflecting the impact of the Wilmington Trust acquisition, such loans increased to $165 million at March 31, 2012 from $116 million at March 31, 2011, and totaled $164 million at December 31, 2011.

In an effort to assist borrowers, the Company modified the terms of select loans secured by residential real estate, largely from the Company’s portfolio of Alt-A loans. Included in loans outstanding at March 31, 2012 were $286 million of modified loans, of which $131 million were classified as nonaccrual. The remaining modified loans have demonstrated payment capability consistent with the modified terms and, accordingly, were classified as renegotiated loans and were accruing interest at March 31, 2012. Loan modifications included such actions as the extension of loan maturity dates (generally from thirty to forty years) and the lowering of interest rates and monthly payments. The objective of the modifications was to increase loan repayments by customers and thereby reduce net charge-offs. In accordance with GAAP, the modified loans are included in impaired loans for purposes of determining the level of the allowance for credit losses. Modified residential real estate loans totaled $305 million at March 31, 2011, of which $126 million were in nonaccrual status, and $293 million as of December 31, 2011, of which $133 million were classified as nonaccrual. Information about modifications of loans that are considered troubled debt restructurings is included in note 4 of Notes to Financial Statements.

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, M&T has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $156 million, $120 million and $143 million at March 31, 2012, March 31, 2011 and December 31, 2011, respectively.

Nonaccrual commercial loans and leases aggregated $155 million at March 31, 2012, $162 million at March 31, 2011 and $164 million at December 31, 2011. Commercial real estate loans classified as nonaccrual totaled $542 million at March 31, 2012, $572 million at March 31, 2011 and $559 million at December 31, 2011. Reflected in such nonaccrual loans were loans to residential homebuilders and developers aggregating $267 million and $300 million at March 31, 2012 and 2011, respectively, and $281 million at December 31, 2011. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the three-month period ended March 31, 2012 is presented in the accompanying table.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

	March 31, 2012			Quarter ended March 31, 2012
		Nonaccrual		Net charge-offs
	Outstanding balances(a)	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)

New York	$190,775	$20,411	10.70%	$233	.47%
Pennsylvania	277,802	82,251	29.61	646	.92
Mid-Atlantic	863,650	153,244	17.74	2,326	1.05
Other	179,109	24,420	13.63	(57)	(.13)

Total	$1,511,336	$280,326	18.55%	$3,148	.82%

(a)	Includes approximately $66 million of loans not secured by real estate, of which approximately $13 million are in nonaccrual status.

Residential real estate loans classified as nonaccrual were $277 million at March 31, 2012, compared with $269 million at March 31, 2011 and $278 million at December 31, 2011. Depressed real estate values and high levels of delinquencies have contributed to the higher than historical levels of residential real estate loans classified as nonaccrual and to the elevated level of charge-offs, largely in the Company’s Alt-A portfolio. Included in residential real estate loans classified as nonaccrual were Alt-A loans of $102 million, $111 million and $105 million at March 31, 2012, March 31, 2011 and December 31, 2011, respectively. Residential real estate loans past due 90 days or more and accruing interest (excluding acquired loans) totaled $249 million at March 31, 2012, compared with $195 million a year earlier and $250 million at December 31, 2011. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended March 31, 2012 is presented in the accompanying table.

Nonaccrual consumer loans and leases aggregated $91 million at March 31, 2012, compared with $80 million at March 31, 2011 and $97 million at December 31, 2011. Included in nonaccrual consumer loans and leases at March 31, 2012, March 31, 2011 and December 31, 2011 were automobile loans of $23 million, $30 million and $27 million, respectively; recreational vehicle loans of $11 million, $12 million and $13 million, respectively; and outstanding balances of home equity loans and lines of credit, including junior lien Alt-A loans, of $48 million, $36 million and $47 million, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter-ended March 31, 2012 is presented in the accompanying table. As noted in the table, in general, net charge-offs as a percentage of average loans for junior lien portfolios are higher than those for first lien portfolios. Increased net charge-off rates of junior lien loans and lines of credit located in New York State for the quarter-ended March 31, 2012 are reflective of the elevated level of such loans classified as nonaccrual.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

	March 31, 2012			Quarter ended March 31, 2012
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
Residential mortgages:
New York	$3,302,584	$52,842	1.60%	$1,082	.15%
Pennsylvania	1,175,826	18,158	1.54	454	.17
Mid-Atlantic	1,980,735	37,246	1.88	1,402	.33
Other	1,696,466	63,160	3.72	1,371	.37

Total	$8,155,611	$171,406	2.10%	$4,309	.24%

Residential construction loans:
New York	$5,204	$1,062	20.41%	$305	19.77%
Pennsylvania	2,593	284	10.95	46	7.25
Mid-Atlantic	13,791	133	.96	—	—
Other	17,545	2,232	12.72	29	.62

Total	$39,133	$3,711	9.48%	$380	3.77%

Alt-A first mortgages:
New York	$79,137	$18,261	23.08%	$909	4.54%
Pennsylvania	17,027	2,887	16.96	234	5.19
Mid-Atlantic	93,592	16,745	17.89	458	1.95
Other	312,094	64,032	20.52	4,554	5.73

Total	$501,850	$101,925	20.31%	$6,155	4.83%

Alt-A junior lien:
New York	$2,136	$122	5.71%	$90	16.51%
Pennsylvania	597	36	6.03	28	18.45
Mid-Atlantic	3,759	156	4.15	79	8.19
Other	11,721	844	7.20	591	19.65

Total	$18,213	$1,158	6.36%	$788	16.88%

First lien home equity loans:
New York	$24,475	$498	2.03%	$27	.42%
Pennsylvania	132,834	3,183	2.40	194	.56
Mid-Atlantic	110,619	431	.39	(18)	(.06)
Other	923	151	16.42	—	—

Total	$268,851	$4,263	1.59%	$203	.29%

First lien home equity lines:
New York	$904,668	$3,456	.38%	$119	.05%
Pennsylvania	612,046	2,431	.40	244	.16
Mid-Atlantic	543,941	1,537	.28	334	.25
Other	16,924	1,061	6.27	2	.04

Total	$2,077,579	$8,485	.41%	$699	.14%

Junior lien home equity loans:
New York	$56,271	$3,084	5.48%	$211	1.44%
Pennsylvania	64,777	1,047	1.62	80	.48
Mid-Atlantic	182,690	1,251	.68	43	.09
Other	16,269	125	.77	109	2.49

Total	$320,007	$5,507	1.72%	$443	.53%

Junior lien home equity lines:
New York	$1,520,514	$21,625	1.42%	$5,218	1.36%
Pennsylvania	594,473	1,550	.26	495	.33
Mid-Atlantic	1,646,914	2,877	.17	1,245	.30
Other	106,056	2,143	2.02	235	.85

Total	$3,867,957	$28,195	.73%	$7,193	.74%

Real estate and other foreclosed assets totaled $140 million and $218 million at March 31, 2012 and March 31, 2011, and $157 million at December 31, 2011. The significant decline in such assets at the two most recent quarter-ends as compared with March 31, 2011 resulted from the sale during the second quarter of 2011 of a commercial real estate property located in New York City with a carrying value of $98 million. At March 31, 2012, the Company’s holding of residential real estate-related properties comprised 67% of foreclosed assets. Reflected in real estate and other foreclosed assets at March 31, 2012 and December 31, 2011 were $40 million and $48 million, respectively, of such assets associated with the Wilmington Trust acquisition.

A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

Dollars in thousands

	2012 First	2011 Quarters
	Quarter	Fourth	Third	Second	First

Nonaccrual loans	$1,065,229	1,097,581	1,113,788	1,117,584	1,081,920
Real estate and other foreclosed assets	140,297	156,592	149,868	158,873	218,203

Total nonperforming assets	$1,205,526	1,254,173	1,263,656	1,276,457	1,300,123

Accruing loans past due 90 days or more(a)	$273,081	287,876	239,970	239,527	243,990

Government guaranteed loans included in totals above:
Nonaccrual loans	$44,717	40,529	32,937	42,337	36,300
Accruing loans past due 90 days or more	252,622	252,503	210,407	205,644	209,787

Renegotiated loans	$213,024	214,379	223,233	234,726	241,190

Acquired accruing loans past due 90 days or more(b)	$165,163	163,738	211,958	228,304	115,554

Purchased impaired loans(c):
Outstanding customer balance	$1,158,829	1,267,762	1,393,777	1,473,237	206,253
Carrying amount	604,779	653,362	703,632	752,978	88,589

Nonaccrual loans to total loans and leases, net of unearned discount	1.75%	1.83%	1.91%	1.91%	2.08%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.97%	2.08%	2.16%	2.17%	2.48%
Accruing loans past due 90 days or more (a) to total loans and leases, net of unearned discount	.45%	.48%	.41%	.41%	.47%

(a)	Excludes acquired loans. Predominantly residential mortgage loans.
(b)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans that were impaired at acquisition date and recorded at fair value.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of March 31, 2012 in light of: (i) residential real estate values and the level of delinquencies of residential real estate loans; (ii) economic conditions in the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company. Considerable concerns continue to exist about economic conditions in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment; the impact of economic conditions on businesses’ operations and abilities to repay loans; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued uncertainty about possible responses to state and local government budget deficits. Although the U.S. economy experienced recession and weak economic conditions during recent years, the impact of those conditions was not as pronounced on borrowers in the traditionally slower growth regions of upstate New York and central Pennsylvania. Approximately 60% of the Company’s loans are to customers in New York State and Pennsylvania. Home prices in upstate New York and central Pennsylvania were relatively stable in recent years, in contrast to declines in values in many other regions of the country. Therefore, despite the conditions, as previously described, the most severe credit issues experienced by the Company during the recent financial downturn have been centered around residential real estate, including loans to builders and developers of residential real estate, in areas other than New York State and Pennsylvania.

The Company utilizes a loan grading system which is applied to all commercial and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Loan officers with the support of loan review personnel in different geographic locations are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective geographic regions. On a quarterly basis, the Company’s centralized loan review department reviews all criticized commercial and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company expanded its collections and loan workout staff and further refined its loss identification and estimation techniques by reference to loan performance and house price depreciation data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. At March 31, 2012, approximately 36% of the Company’s home equity portfolio consisted of first lien loans. Of the remaining junior lien loans in the portfolio, approximately 85% (or approximately 55% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company. For the junior lien loans where an entity other than the Company held a first lien mortgage, the Company cannot precisely determine whether there is a delinquency on such first lien mortgage. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. Additionally, the Company generally evaluates home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At March 31, 2012, approximately 97% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 18% were making contractually allowed payments that do not include any repayment of principal.

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

In determining the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases. In quantifying incurred losses, the Company considers the factors and uses the techniques described herein and in note 4 of Notes to Financial Statements. For purposes of determining the level of the allowance for credit losses, the Company segments its loan and lease portfolio by loan type. The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan by loan analysis of commercial loans and commercial real estate loans in nonaccrual status. Measurement of the specific loss components is typically based on expected future cash flows, collateral values or other factors that may impact the borrower’s ability to pay. Losses associated with residential real estate loans and consumer loans are generally determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. These forecasts give consideration to overall borrower repayment performance and current geographic region changes in collateral values using third party published historical price indices or automated valuation methodologies. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a junior lien position. Approximately 64% of the Company’s home equity portfolio consists of junior lien loans and lines of credit. The Company generally evaluates residential real estate loans and home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. Except for consumer loans and leases and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively and loans obtained in acquisition transactions, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more and has been placed in nonaccrual status. Those impaired loans are evaluated for specific loss components. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Loans less than 90 days delinquent are deemed to have a minimal delay in payment and are generally not considered to be impaired. Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The impact of estimated future credit losses represents the predominant difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition. Subsequent decreases to those expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Additional information regarding the Company’s process for determining the allowance for credit losses is included in note 4 of Notes to Financial Statements.

Management believes that the allowance for credit losses at March 31, 2012 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $909 million, or 1.49% of total loans and leases at March 31, 2012, compared with $904 million or 1.73% at March 31, 2011 and $908 million or 1.51% at December 31, 2011. The ratio of the allowance to total loans and leases at each respective date reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value based on estimated cash flows expected to be received on those loans. Those cash flows reflect the impact of expected defaults on customer repayment performance. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value. The decline in the ratio of the allowance to total loans and leases from March 31, 2011 to the two most recent quarter-ends reflects the impact of loans obtained in the acquisition of Wilmington Trust. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolios also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans was 85% at March 31, 2012, compared with 84% a year earlier and 83% at December 31, 2011. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in determining the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $377 million in the initial quarter of 2012, compared with $314 million in the similar 2011 quarter and $398 million in the fourth quarter of 2011. Reflected in those amounts were net losses on investment securities of $11 million in the recent quarter and $25 million in the fourth quarter of 2011, compared with net gains on investment securities of $23 million in the first quarter of 2011. Included in net securities gains and losses in each of the quarters were other-than-temporary impairment charges of $11 million in the recent quarter, $16 million in the year-earlier quarter and $25 million in the fourth quarter of 2011. Those other-than-temporary impairment charges were predominantly related to the Company’s holdings of privately issued CMOs and reflect the impact of lower real estate values and higher delinquencies on real estate loans underlying those impaired securities. During the first quarter of 2011, the Company sold residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac held in its available-for-sale investment securities portfolio having an amortized cost of $484 million, resulting in a gain of $39 million.

Excluding gains and losses from bank investment securities (including other-than-temporary impairment losses) in all periods and the aforementioned $55 million CDO litigation settlement in the final 2011 quarter, other income aggregated $388 million, $291 million and $368 million in the three-month periods ended March 31, 2012, March 31, 2011 and December 31, 2011, respectively. Contributing to the rise in such income in the recent quarter as compared with the first quarter of 2011 were higher trust income, predominantly related to the Wilmington Trust acquisition, and mortgage banking revenues. As compared with the fourth quarter of 2011, higher residential mortgage banking revenues, fees for providing deposit services and trust income during the recent quarter were partially offset by lower letter of credit and other credit-related fees.

Mortgage banking revenues totaled $56 million in the recently completed quarter, up from $45 million in the year-earlier quarter and $41 million in the fourth quarter of 2011. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $38 million in the first quarter of 2012, compared with $29 million in the year-earlier quarter and $24 million in 2011’s fourth quarter. The rise in residential mortgage banking revenues from the initial quarter of 2011 to the first quarter of 2012 was due to wider margins on loans originated for sale. As compared with the final quarter of 2011, the recent quarter increase in residential mortgage banking revenues reflects higher volumes of loans originated for sale and wider margins related to such loans.

New commitments to originate residential mortgage loans to be sold were approximately $439 million in the recent quarter, compared with $468 million in the first quarter of 2011 and $341 million in the fourth quarter of 2011. Realized gains from sales of residential mortgage loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase mortgage loans originated for sale) and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $10 million in the first quarter of 2012, compared with a gain of $9 million in the first quarter of 2011 and a loss of $1 million in the fourth quarter of 2011.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues during the three-month periods ended March 31, 2012, March 31, 2011 and December 31, 2011 were reduced by approximately $4 million, $3 million and $7 million, respectively, related to the actual or anticipated settlement of repurchase obligations.

Late in the third quarter of 2010, the Company began to originate certain residential real estate loans to be held in its loan portfolio, rather than continuing to sell such loans. The loans conform to Fannie Mae and Freddie Mac underwriting guidelines. Retaining those residential real estate loans offset the impact of the declining investment securities portfolio resulting from maturities and pay-downs of residential mortgage-backed securities while providing high quality assets earning a reasonable yield. From March through June 2011, the Company resumed originating for sale the majority of new residential real estate loans. However, beginning in July 2011, the Company resumed originating the majority of residential real estate loans to be held in its loan portfolio. The decision to retain for portfolio the majority of such loans originated rather than selling them resulted in a reduction of residential mortgage banking revenues of approximately $21 million, $2 million and $11 million during the three-month periods ended March 31, 2012, March 31, 2011 and December 31, 2011, respectively.

Loans held for sale that are secured by residential real estate totaled $186 million and $143 million at March 31, 2012 and 2011, respectively, and $210 million at December 31, 2011. Commitments to sell residential mortgage loans and commitments to originate residential mortgage loans for sale at pre-determined rates were $372 million and $295 million, respectively, at March 31, 2012, compared with $422 million and $438 million at March 31, 2011, and $296 million and $182 million, respectively, at December 31, 2011. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $13 million and $10 million at March 31, 2012 and March 31, 2011, respectively, and $6 million at December 31, 2011. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in net increases in revenue of $7 million in the first quarter of 2012 and $204 thousand in the fourth quarter of 2011, compared with net decreases in revenue of $237 thousand in 2011’s initial quarter.

Revenues from servicing residential mortgage loans for others were $27 million in the recent quarter, compared with $20 million and $24 million during the quarters ended March 31, 2011 and December 31, 2011, respectively. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans, totaling $5 million in each of the first quarter of 2012 and the fourth quarter of 2011 and $6 million in the initial 2011 quarter. Residential mortgage loans serviced for others were $39.4 billion at March 31, 2012, $21.4 billion at March 31, 2011 and $40.7 billion at December 31, 2011, including the small balance commercial mortgage loans noted above of approximately $4.3 billion at March 31, 2012, $5.1 billion at March 31, 2011 and $4.4 billion at December 31, 2011. Reflected in residential mortgage loans serviced for others were loans sub-serviced for others of $13.9 billion and $14.3 billion at March 31, 2012 and December 31, 2011, respectively. Loans sub-serviced for others were not significant at March 31, 2011. On September 30, 2011, the Company purchased servicing rights associated with residential mortgage loans having outstanding principal balances of approximately $6.7 billion. The outstanding balances of such loans as of March 31, 2012 and December 31, 2011 were $6.1 billion and $6.4 billion, respectively. Approximately $5 million of servicing fees relating to that portfolio of loans were included in mortgage banking revenues in each of the three-month periods ended March 31, 2012 and December 31, 2011. Capitalized residential mortgage servicing assets, net of any applicable valuation allowance for possible impairment, totaled $135 million at March 31, 2012, compared with $112 million at March 31, 2011 and $145 million at December 31, 2011. The valuation allowance for possible impairment of capitalized residential mortgage servicing assets totaled $1 million and $2 million at March 31, 2012 and December 31, 2011, respectively. There was no similar valuation allowance at March 31, 2011. Included in capitalized residential mortgage servicing assets were $14 million at March 31, 2012, $23 million at March 31, 2011 and $16 million at December 31, 2011 of purchased servicing rights associated with the small balance commercial mortgage loans noted above.

Commercial mortgage banking revenues totaled $18 million in the recent quarter, compared with $16 million in each of the first and fourth quarters of 2011. Included in such amounts were revenues from loan origination and sales activities of $12 million and $11 million in the quarters ended March 31, 2012 and 2011, respectively, and $10 million in the final quarter of 2011. Commercial mortgage loan servicing revenues were $6 million in each of the two most recent quarters and $5 million in the initial quarter of 2011. Capitalized commercial mortgage servicing assets totaled $53 million at March 31, 2012, compared with $45 million and $51 million at March 31, 2011 and December 31, 2011, respectively. Commercial mortgage loans serviced for other investors totaled $9.6 billion, $8.3 billion and $9.0 billion at March 31, 2012, March 31, 2011 and December 31, 2011, respectively, and included $1.9 billion, $1.6 billion and $1.8 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $231 million and $190 million, respectively, at March 31, 2012, $468 million and $423 million, respectively, at March 31, 2011 and $339 million and $178 million, respectively, at December 31, 2011. Commercial mortgage loans held for sale at March 31, 2012 and 2011 were $40 million and $45 million, respectively, and $161 million at December 31, 2011.

Service charges on deposit accounts aggregated $109 million in the first quarter of 2012, compared with $110 million in the year-earlier quarter and $104 million in the fourth quarter of 2011. As compared with the initial 2011 quarter, higher commercial service charges and consumer service charges associated with the Wilmington Trust acquisition were offset by the impact of regulations enacted as part of the Dodd-Frank Act related to limiting debit card-interchange fees that financial institutions are able to assess. Those regulations were effective October 1, 2011. The recent quarter’s improvement as compared with the fourth quarter of 2011 was due to higher commercial service charges.

Trust income aggregated $117 million in the recent quarter, compared with $29 million and $114 million in the first and fourth quarters of 2011, respectively. The Wilmington Trust acquisition contributed $90 million and $85 million to trust income in the three-month periods ended March 31, 2012 and December 31, 2011, respectively. That acquisition brought with it two significant sources of trust income. The Corporate Client Services (“CCS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. Many CCS clients are multinational corporations and institutions. The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Trust income reflects revenues from acquired CCS activities of $49 million and $46 million in the first quarter of 2012 and the fourth quarter of 2011, respectively, and revenues from acquired WAS activities of $35 million and $34 million in the recent quarter and the final 2011 quarter, respectively. Adversely impacting trust income in the first quarters of 2012 and 2011 and the fourth quarter of 2011 were $8 million, $5 million and $6 million, respectively, of fee waivers by the Company in order to provide for proprietary money-market mutual funds to pay customers a yield on their investments in such funds. Total trust assets, which include assets under management and assets under administration, aggregated $273.0 billion at March 31, 2012, compared with $261.9 billion at December 31, 2011. Trust assets under management were $55.3 billion and $52.7 billion at March 31, 2012 and December 31, 2011, respectively. The acquisition of Wilmington Trust added trust assets under management and assets under administration aggregating $42.2 billion and $154.1 billion, respectively, during the second quarter of 2011. In addition to the asset amounts noted above, trust assets under management of affiliates (obtained in the Wilmington Trust transaction) totaled $15.7 billion at March 31, 2012 and $14.3 billion at December 31, 2011.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $14 million in each of the first quarters of 2012 and 2011, little changed from $13 million in the fourth quarter of 2011. Gains from trading account and foreign exchange activity also did not vary significantly, resulting in gains of $11 million during the recent quarter, compared with $8 million in each of the first and fourth quarters of 2011. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

Including other-than-temporary impairment losses, during the first quarter of 2012 the Company recognized net losses on investment securities of $11 million, compared with net gains of $23 million in the year-earlier quarter and net losses of $25 million in the fourth quarter of 2011. During the first quarter of 2011, the Company realized gains of $39 million from the sale of residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac that had been held in the available-for-sale investment securities portfolio. Such securities had an amortized cost of approximately $484 million. Realized gains were not significant in the recent quarter or in 2011’s final quarter. Other-than-temporary impairment charges of $11 million, $16 million and $25 million were recorded in the quarters ended March 31, 2012, March 31, 2011 and December 31, 2011, respectively. The impairment charges were predominantly related to privately issued CMOs backed by residential and commercial real estate loans. Each reporting period, the Company reviews its investment securities for other-than-temporary impairment. For equity securities, the Company considers various factors to determine if the decline in value is other than temporary, including the duration and extent of the decline in value, the factors contributing to the decline in fair value, including the financial condition of the issuer as well as the conditions of the industry in which it operates, and the prospects for a recovery in fair value of the equity security. For debt securities, the Company analyzes the creditworthiness of the issuer or reviews the credit performance of the underlying collateral supporting the bond. For debt securities backed by pools of loans, such as privately issued mortgage-backed securities, the Company estimates the cash flows of the underlying loan collateral using forward-looking assumptions of default rates, loss severities and prepayment speeds. Estimated collateral cash flows are then utilized to estimate bond-specific cash flows to determine the ultimate collectibility of the bond. If the present value of the cash flows indicates that the Company should not expect to recover the entire amortized cost basis of a bond or if the Company intends to sell the bond or it more likely than not will be required to sell the bond before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized. If an other-than-temporary impairment loss is deemed to have occurred, the investment security’s cost basis is adjusted, as appropriate for the circumstances. Additional information about other-than-temporary impairment losses is included herein under the heading “Capital.”

M&T’s share of the operating losses of BLG in each the two most recent quarters was a loss of $5 million, compared with a loss of $7 million in the first quarter of 2011. The operating losses of BLG resulted from the disruptions in the residential and commercial real estate markets and reflected provisions for losses associated with securitized loans and other loans held by BLG and loan servicing and other administrative costs. The loan losses largely relate to loans in non-recourse securitization trusts that BLG consolidates in its financial statements. Under GAAP, such losses are required to be recognized by BLG despite the fact that many of the securitized loan losses will ultimately be borne by the underlying third party bond-holders. As these loan losses are realized through later foreclosure and still later sale of real estate collateral, the underlying bonds will be charged-down resulting in BLG’s future recognition of debt extinguishment gains. The timing of such debt extinguishment is largely dependent on the timing of loan workouts and collateral liquidations and given ongoing loan loss provisioning it is difficult to project when BLG will return to profitability. Despite the credit and liquidity disruptions that began in 2007, BLG had been successfully securitizing and selling significant volumes of small-balance commercial real estate loans until the first quarter of 2008. However, in response to the illiquidity in the marketplace since that time, BLG ceased its originations activities. As a result of past securitization activities, BLG is still entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings from its core mortgage origination and securitization activities. To this point, BLG’s affiliates have reinvested their earnings to generate additional servicing and asset management activities further contributing to the value of those affiliates that inures to the benefit of BLG and, ultimately, M&T. In 2011’s final quarter the Company recognized a $79 million other-than-temporary impairment charge related to M&T’s 20% investment in BLG. While the small business commercial real estate securitization market that BLG previously operated in continues to be stagnant, its affiliated asset management operations continue to grow and its business of managing capital in the distressed real estate market is performing well. Nevertheless, in consideration of the passage of time since M&T’s original investment in BLG in 2007, the prospects of ongoing loan losses at BLG and the inability to accurately predict the timing of potential distributions to M&T, management increased its estimate of the timeframe over which the Company could reasonably anticipate recovery of the recorded investment amount and concluded that the investment was other-than-temporarily impaired. That investment was written-down to its estimated fair value of $115 million. The impairment charge of $79 million was recorded in “other costs of operations” in the fourth quarter of 2011. The Company believes that the value of its investment in BLG as of March 31, 2012 has not changed significantly since December 31, 2011. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Other revenues from operations totaled $86 million in the first quarter of 2012, compared with $91 million in the similar 2011 period and $149 million in the fourth quarter of 2011. Reflected in such revenues in the fourth quarter of 2011 was the $55 million litigation settlement related to the Company’s purchase of certain CDOs during 2007. The remaining declines in the recent quarter as compared with the year-earlier quarter and the fourth quarter of 2011 resulted predominantly from lower letter of credit and other credit-related fees. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $27 million in the recent quarter, compared with $33 million in each of the first and fourth quarters of 2011. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $12 million during each of the two most recent quarters, compared with $13 million in the first quarter of 2011. Revenues from merchant discount and credit card fees were $18 million in each of the two most recent quarters, compared with $13 million in the quarter ended March 31, 2011. Insurance-related sales commissions and other revenues totaled $12 million in each of the first quarters of 2012 and 2011 and $10 million in the fourth quarter of 2011. Other than those items and the fourth quarter 2011 litigation settlement, no other revenue source contributed more than $5 million to “other revenues from operations” in any of the quarterly periods discussed herein.

Other Expense

Other expense totaled $640 million in the first quarter of 2012, 28% higher than $500 million in the year-earlier quarter, but 14% below $740 million in the fourth quarter of 2011. Included in those amounts are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $17 million in the two most recent quarters and $12 million in the first quarter of 2011, and merger-related expenses of $3 million, $4 million and $16 million in the three-month periods ended March 31, 2012, March 31, 2011 and December 31, 2011, respectively. Such merger-related expenses were incurred in connection with the Wilmington Trust acquisition and related to systems conversions and other costs of integrating the acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to termination of existing contractual arrangements of Wilmington Trust to purchase various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance for former employees; incentive compensation costs; travel costs; and printing, postage, supplies and other costs of completing the transaction and commencing operations in new markets and offices. Exclusive of these nonoperating expenses, noninterest operating expenses totaled $620 million in the first three months of 2012, compared with $483 million and $706 million in the first and fourth quarters of 2011, respectively. The most significant factor for the higher level of such expenses in the recent quarter as compared with the year-earlier quarter was the impact of the operations obtained in the Wilmington Trust acquisition. The decrease in expenses from the fourth quarter of 2011 was largely the result of the previously noted fourth quarter charges related to the $79 million other-than-temporary impairment of M&T’s investment in BLG and the $30 million charitable contribution, partially offset by recent quarter seasonally higher stock-based compensation, payroll-related taxes and benefits costs. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense aggregated $346 million in the recent quarter, compared with $266 million in the year-earlier quarter and $313 million in the final quarter of 2011. The recent quarter’s increase as compared with the year-earlier quarter reflects the impact of operations associated with the May 16, 2011 acquisition of Wilmington Trust. Contributing to the increase in salaries and employee benefits expense in the recent quarter as compared with the fourth quarter of 2011 were higher stock-based compensation, unemployment insurance, payroll-related taxes and the Company’s contributions for retirement savings plan benefits related to annual incentive compensation payments. The Company, in accordance with GAAP, has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarters of 2012 and 2011 included $10 million and $8 million, respectively, that would have been recognized over the normal four-year vesting period if not for the accelerated expense recognition provisions of GAAP. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and employee benefits expense included stock-based compensation of $23 million and $20 million in the quarters ended March 31, 2012 and March 31, 2011, respectively, and $12 million in the quarter ended December 31, 2011. The number of full-time equivalent employees was 14,864 at March 31, 2012, compared with 12,715 and 15,072 at March 31, 2011 and December 31, 2011, respectively.

Excluding the nonoperating expenses described earlier from each quarter, nonpersonnel operating expenses were $276 million and $217 million in the quarters ended March 31, 2012 and March 31, 2011, respectively, and $394 million in the fourth quarter of 2011. The rise in such expenses in the recent quarter as compared with the year-earlier quarter was due predominantly to the impact of the operations associated with the Wilmington Trust acquisition. Also contributing to those higher nonpersonnel operating expenses were increased FDIC assessments in the recent quarter. The decline in nonpersonnel operating expenses in the recent quarter as compared with the final 2011 quarter was the result of the previously noted $79 million impairment charge related to BLG and the $30 million charitable contribution. The efficiency ratio measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 61.1% in the first quarter of 2012, compared with 55.8% in the year-earlier period and 67.4% in the fourth quarter of 2011. Table 2 includes a reconciliation of other expense to noninterest operating expense and the calculation of the efficiency ratio for the five most recent quarters.

Income Taxes

The provision for income taxes for each of the quarters ended March 31, 2012 and 2011 was $102 million, compared with $55 million in the fourth quarter of 2011. The effective tax rates were 33.1%, 33.2% and 27.2% for the quarters ended March 31, 2012, March 31, 2011 and December 31, 2011, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items. The lower effective tax rate in the fourth quarter of 2011 was largely due to that quarter’s lower pre-tax income relative to the amounts of tax-exempt income and other permanent differences that impact the effective tax rate.

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

Capital

Shareholders’ equity was $9.4 billion at March 31, 2012, representing 11.91% of total assets, compared with $8.5 billion or 12.53% at March 31, 2011 and $9.3 billion or 11.90% at December 31, 2011. Included in shareholders’ equity was preferred stock with financial statement carrying values of $866 million at March 31, 2012, $743 million at March 31, 2011 and $865 million at December 31, 2011, respectively. That preferred stock balance included $366 million, $717 million and $365 million at March 31, 2012, March 31, 2011 and December 31, 2011, respectively, for Series A and Series C Fixed Rate Cumulative Perpetual Preferred Stock issued to the U.S. Treasury as part of the Troubled Asset Relief Program – Capital Purchase Program. The redemption value of such preferred stock was $381.5 million at each of March 31, 2012 and December 31, 2011.

Common shareholders’ equity was $8.6 billion, or $67.64 per share, at March 31, 2012, compared with $7.8 billion, or $64.43 per share, at March 31, 2011 and $8.4 billion, or $66.82 per share, at December 31, 2011. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $38.89 at March 31,

2012, $34.38 at March 31, 2011 and $37.79 at December 31, 2011. The Company’s ratio of tangible common equity to tangible assets was 6.51% at March 31, 2012, compared with 6.44% a year earlier and 6.40% at December 31, 2011. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on investment securities, net of applicable tax effect, were $58 million, or $.46 per common share, at March 31, 2012, compared with similar losses of $79 million, or $.66 per common share, at March 31, 2011 and $78 million, or $.62 per common share, at December 31, 2011. Such unrealized losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale, including the remaining unamortized unrealized losses on investment securities that have been transferred to held-to-maturity classification. Information about unrealized gains and losses as of March 31, 2012 and December 31, 2011 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized losses at March 31, 2012 were pre-tax effect unrealized losses of $262 million on available-for-sale investment securities with an amortized cost of $1.6 billion and pre-tax effect unrealized gains of $207 million on securities with an amortized cost of $4.3 billion. The pre-tax effect unrealized losses reflect $213 million of losses on privately issued residential mortgage-backed securities with an amortized cost of $1.3 billion and an estimated fair value of $1.0 billion (considered Level 3 valuations) and $41 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $187 million and an estimated fair value of $146 million (generally considered Level 2 valuations).

The Company’s privately issued residential mortgage-backed securities classified as available for sale are generally collateralized by prime and Alt-A residential mortgage loans as depicted in the accompanying table. Information in the table is as of March 31, 2012. As with any accounting estimate or other data, changes in fair values and investment ratings may occur at any time.

PRIVATELY ISSUED MORTGAGE-BACKED SECURITIES (a)

				As a percentage of carrying value
Collateral type	Amortized cost	Fair value	Net unrealized gains (losses)	AAA rated	Investment grade	Senior tranche	Credit enhancement (b)	Current payment status (c)
	(Dollars in thousands)
Investment securities available for sale:

Residential mortgage loans
Prime – fixed	$51,755	56,021	4,266	42%	62%	99%	5%	97%
Prime – Hybrid ARMs	1,125,506	954,949	(170,557)	—	36	96	6	79
Alt-A – Hybrid ARMs	128,100	88,504	(39,596)	—	13	90	9	79
Other	12,679	11,221	(1,458)	—	—	69	24	87

Subtotal	1,318,040	1,110,695	(207,345)	2	35	96	7	80

Commercial mortgage loans	15,193	13,435	(1,758)	—	—	100	100	100

Total	1,333,233	1,124,130	(209,103)	2%	34%	95%	8%	80%

Investment securities held to maturity:

Residential and commercial mortgage loans	261,851	158,202	(103,649)	37%	37%	88%	23%	100%

Total	$1,595,084	1,282,332	(312,752)	7%	35%	95%	10%	83%

(a)	All information is as of March 31, 2012.
(b)	Weighted-average credit enhancement is calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure.
(c)	Represents percentage of amortized cost related to bonds for which the full amount of all contractually required principal and interest payments expected at acquisition continue to be received.

In estimating values for privately issued mortgage-backed securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of such securities. Because of reduced trading activity and lack of observable valuation inputs, the Company considers the estimated fair value associated with its holdings of privately issued mortgage-backed securities to be Level 3 valuations. To assist in the determination of fair value for its privately issued mortgage-backed securities, the Company engaged two independent pricing sources at March 31, 2012 and December 31, 2011. GAAP provides guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. In consideration of that guidance, the Company performed internal modeling to estimate the cash flows and fair value of privately issued residential mortgage-backed securities with an amortized cost basis of $1.3 billion at each of March 31, 2012 and December 31, 2011. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds. In estimating those cash flows, the Company used conservative assumptions as to default and loss rates in order to mitigate exposure that might be attributable to the risk that actual future credit losses could exceed assumed credit losses. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-

backed securities. To determine the most representative fair value for those bonds under current market conditions, the Company averaged the internal model valuations and the indications obtained from the two independent pricing sources resulting in a one-third weighting on the internal model valuation and a two-thirds weighting on valuations provided by the independent sources. Further information concerning the Company’s valuations of privately issued mortgage-backed securities can be found in note 12 of Notes to Financial Statements.

During the quarter ended March 31, 2012, the Company recognized $11 million (pre-tax) of other-than-temporary impairment losses including $7 million related to privately issued residential mortgage-backed securities and $4 million related to commercial mortgage-backed CMOs. In assessing impairment losses for debt securities, the Company performed internal modeling to estimate bond-specific cash flows, which considered the placement of the bond in the overall securitization structure and the remaining levels of subordination.

For privately issued residential mortgage-backed securities, the modeling for other than temporary impairment utilized assumptions about the expected underlying performance of the mortgage loan collateral considering recent collateral performance and future assumptions regarding default and loss severity. At March 31, 2012, projected model default percentages on the underlying mortgage loan collateral ranged from 2% to 34% and loss severities ranged from 27% to 74%. For bonds in which the Company has recognized an other-than-temporary impairment charge, the weighted-average percentage of default collateral was 22% and the weighted-average loss severity was 50%. For bonds without other-than-temporary impairment losses, the weighted-average default percentage and loss severity were 11% and 41%, respectively. Underlying mortgage loan collateral cash flows, after considering the impact of estimated credit losses, were distributed by the model to the various securities within the securitization structure to determine the timing and extent of losses at the bond level, if any. Despite continuing high levels of delinquencies and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of individual bonds, the Company has concluded that as of March 31, 2012 its remaining privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in the remainder of 2012 and later years that could impact the Company’s conclusions. For example, a 10% increase in the estimated default rate assumption and a 10% increase in the severity rate assumption would have increased the other-than-temporary impairment charge recognized by the Company for the three months ended March 31, 2012 by $24 million. Management has modeled cash flows from privately issued mortgage-backed securities under various scenarios and has concluded that even if home price depreciation and current delinquency trends persist for an extended period of time, the Company’s principal losses on its privately issued mortgage-backed securities would be substantially less than their current fair valuation losses. Information comparing the amortized cost and fair value of investment securities is included in note 3 of Notes to Financial Statements. The Company’s model as described above uses projected default and loss severity assumptions. Information on the current credit enhancement and current payment status of privately issued mortgage-backed securities at March 31, 2012 is included in the accompanying table.

Similar to its evaluation of available-for-sale privately issued mortgage-backed securities, the Company assesses impairment losses on privately issued CMOs in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows that reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. As a result, the Company recognized a $4 million (pre-tax) other-than-temporary impairment charge related to CMOs in the held-to-maturity portfolio during the first quarter of 2012. In total, at March 31, 2012 and December 31, 2011, the Company had in its held-to-

maturity portfolio CMOs with an amortized cost basis of $262 million and $269 million, respectively, and a fair value of $158 million and $170 million, respectively.

At March 31, 2012, the Company also had pre-tax unrealized losses of $43 million on $195 million of trust preferred securities issued by financial institutions, securities backed by trust preferred securities, and other debt securities (reflecting $1 million of unrealized losses on $7 million of securities using a Level 3 valuation). Pre-tax unrealized losses of $47 million existed on $200 million of such securities at December 31, 2011. After evaluating the expected repayment performance of those bonds the Company did not recognize any other-than-temporary impairment losses related to those securities during the quarter ended March 31, 2012.

As previously described, during the first quarter of 2011 the Company recognized $16 million (pre-tax) of other-than-temporary losses, including $8 million related to privately issued residential mortgage-backed securities and $8 million related to commercial mortgage-backed securities. During the fourth quarter of 2011, the Company recognized $25 million (pre-tax) of other-than-temporary losses, including $23 million related to privately issued residential mortgage-backed securities and $2 million related to commercial mortgage-backed securities.

As of March 31, 2012, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to closely monitor the performance of the privately issued mortgage-backed securities and other securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any additional other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of Notes to Financial Statements.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $273 million, or $2.16 per common share, at March 31, 2012, $278 million, or $2.21 per common share, at December 31, 2011, and $119 million, or $.99 per common share, at March 31, 2011. The increase in such adjustment at the two most recent quarter-ends as compared with March 31, 2011 was predominantly the result of a 100 basis point reduction in the discount rate used to measure the benefit obligations of the defined benefit plans at such dates and actual investment returns in the qualified defined benefit pension plan that were less than expected returns.

Cash dividends declared on M&T’s common stock during each of the quarters ended March 31, 2012 and December 31, 2011 totaled $89 million, compared with $85 million in the quarter ended March 31, 2011, and represented a quarterly dividend payment of $.70 per common share in each of those three quarters.

Cash dividends declared on preferred stock were as follows:

	First Quarter 2012	First Quarter 2011	Fourth Quarter 2011
Series A	$2,875	7,500	2,875
Series B	—	1,104	—
Series C	1,894	1,894	1,894
Series D	8,594	—	9,310

Total	$13,363	10,498	14,079

The Company did not repurchase any shares of its common stock during 2011 or the first quarter of 2012.

Federal regulators generally require banking institutions to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. As of March 31, 2012, Tier 1 capital included trust preferred securities of $1.2 billion as described in note 5 of Notes to Financial Statements and total capital further included subordinated capital notes of $1.7 billion. Pursuant to the Dodd-Frank Act, trust preferred securities will be phased-out of the definition of Tier 1 capital of bank holding companies.

The regulatory capital ratios of the Company, M&T Bank and Wilmington Trust, N.A. as of March 31, 2012 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

March 31, 2012

	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
Tier 1 capital	9.85%	8.91%	68.08%
Total capital	13.43%	12.15%	69.08%
Tier 1 leverage	9.53%	8.65%	31.74%

Segment Information

As required by GAAP, the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 14 of Notes to Financial Statements.

The Business Banking segment’s net income aggregated $35 million in the first quarter of 2012, up 34% from the $26 million earned in the first three months of 2011, but 8% below the $39 million recorded in 2011’s fourth quarter. The improvement from the year-earlier quarter reflects higher net interest income of $9 million and a $7 million decline in the provision for credit losses, due to lower net charge-offs of loans. The rise in net interest income resulted from increases of $1.5 billion and $462 million in average outstanding deposit and loan balances, respectively, (including the impact of the Wilmington Trust acquisition) partially offset by a 31 basis point narrowing of the net interest margin on loans. As compared with the fourth quarter of 2011, lower net interest income of $4 million, predominantly due to a 15 basis point narrowing of the net interest margin on loans and a $216 million decrease in average outstanding loan balances, was the most significant contributor to the decline in the recent quarter’s net income.

Net income earned by the Commercial Banking segment totaled $103 million in the most recent quarter, up 17% from the $88 million recorded in the first quarter of 2011 and 12% higher than the $92 million earned in the immediately preceding quarter. The rise in net income as compared with 2011’s first quarter was largely the result of higher net interest income of $26 million, attributable to increases in average outstanding loan and deposit balances of $3.1 billion and $1.9 billion, respectively, (including the impact of the Wilmington Trust acquisition) and a $10 million reduction in the provision for credit losses, the result of lower net charge-offs of loans. Partially offsetting those favorable factors were a $7 million decline in credit-related fees and higher FDIC assessments of $3 million. The main factors contributing to the recent quarter’s improved performance as compared with the final 2011 quarter was a decline in the provision for credit losses of $10 million, the result of lower net charge-offs of loans, combined with an increase in net interest income of $6 million. That increase was predominantly due to a 17 basis point widening of the net interest margin on deposits and higher average loan balances outstanding of $545 million.

The Commercial Real Estate segment contributed net income of $69 million during the quarter ended March 31, 2012, compared with $49 million in the year-earlier quarter and $60 million in the fourth quarter of 2011. The 40% increase in the recent quarter’s net income as compared with the initial 2011 quarter reflects a $26 million rise in net interest income and a reduction of the provision for credit losses of $15 million, largely due to lower net charge-offs of loans. The higher net interest income was attributable to increases in average loan and deposit balances outstanding of $2.8 billion and $600 million, respectively, (including the impact of the Wilmington Trust acquisition) and a 7 basis point widening of the net interest margin on loans. Increased FDIC assessments of $7 million partially offset those favorable factors. Contributing to the improved recent quarter performance as compared with the final 2011 quarter were higher net interest income, lower salaries and benefit costs, and a decline in FDIC assessments.

The Discretionary Portfolio segment incurred net losses of $8 million and $17 million in the first quarter of 2012 and the fourth quarter of 2011, respectively, compared with net income of $16 million in the first quarter of 2011. Included in the results of each of those quarters were pre-tax other-than-temporary impairment charges (relating to certain privately issued CMOs) of $11 million in the initial 2012 quarter, $16 million in the year-earlier quarter and $25 million in the fourth quarter of 2011. Also reflected in this segment’s first quarter 2011 results were $39 million of gains realized on the sale of investment securities, predominantly comprised of residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac. Excluding the impact of securities gains and impairment charges in each of the periods, this segment’s net income did not vary significantly between the periods noted herein.

Net contribution from the Residential Mortgage Banking segment totaled $24 million in the recent quarter, improved from net income of $5 million in the first 2011 quarter and a net loss of $8 million in the fourth quarter of 2011. In relation to the year-earlier quarter, a $23 million increase in revenues from residential mortgage origination and sales activities (including intersegment revenues), due to higher origination volumes, and a $9 million rise in revenues from servicing residential real estate loans were the main factors leading to the improved first quarter 2012 results. Contributing to the favorable recent quarter results as compared with 2011’s fourth quarter net loss were a rise in residential mortgage origination and sales revenues ($26 million), reflecting higher origination volumes and wider margins on loans originated for sale, and a reduction in the provision for credit losses ($23 million), primarily due to lower net charge-offs of loans to builders and developers of residential real estate.

Net income earned by the Retail Banking segment totaled $49 million for each of the quarters ended March 31, 2012 and December 31, 2011, and $53 million for the three-month period ended March 31, 2011. Factors contributing to the recent quarter’s decline in net income as compared with the first quarter of 2011 included: higher personnel-related costs of $9 million (including the impact of the Wilmington Trust acquisition); increased transaction processing-related expenses and occupancy expenses (due, in part, to the Wilmington Trust acquisition); a $6 million reduction in fees earned for providing deposit account services (reflecting regulatory changes that were effective in the fourth quarter of 2011 offset, in part, by fees from deposits associated with the Wilmington Trust acquisition); and an increase in the provision for credit losses of $3 million, primarily due to higher net charge-offs of loans. Partially offsetting those unfavorable factors were a $15 million increase in net interest income and lower FDIC assessments. The rise in net interest income reflected higher average deposit balances outstanding of $3.6 billion (due to the Wilmington Trust acquisition) and a 9 basis point widening of the net interest margin on loans, partially offset by a 12 basis point narrowing of the net interest margin on deposits. When comparing this segment’s results for the first quarter of 2012 with the immediately preceding quarter, higher net interest income of $10 million, due to an 18 basis point widening of the net interest margin on deposits, was offset by an increase in FDIC assessments and other operating expenses.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related gains and expenses resulting from acquisitions of financial institutions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes the CCS and WAS activities obtained in the acquisition of Wilmington Trust on May 16, 2011 and the pre-acquisition trust activities of the Company. As of March 31, 2012 those activities were being operated as separate business lines. Revenues for CCS, WAS and the non Wilmington Trust-related trust activities in the recent quarter were $49 million, $35 million and $33 million, respectively, compared with $46 million, $34 million and $29 million, respectively, in the fourth quarter of 2011. Individually and combined the net income of those activities did not exceed 10% of the Company’s net income in the recent quarter. The various components of the “All Other” category resulted in net losses totaling $65 million, $31 million and $66 million for the quarters ended March 31, 2012, March 31, 2011 and December 31, 2011, respectively. The unfavorable performance in the recent quarter as compared with the year-earlier period was attributable to increased expenses relating to the Wilmington Trust acquisition, including higher personnel-related and professional services costs of $62 million and $23 million, respectively, and the unfavorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. Partially offsetting those factors were higher trust revenues of $88 million, reflecting the Wilmington Trust acquisition. When comparing the recent quarter’s performance with the results for 2011’s fourth quarter, a $36 million increase in personnel-related costs and the unfavorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses were predominantly offset by the impact of the following fourth quarter notable items: the $79 million other-than-temporary impairment charge related to M&T’s 20% investment in BLG; the $30 million cash contribution M&T made to The M&T Charitable Foundation; and the $55 million CDO litigation settlement received in the fourth quarter of 2011.

Also offsetting the higher recent quarter expenses was a $14 million decline in merger-related expenses. The higher personnel costs in the recent quarter were largely related to seasonally higher stock-based compensation, payroll-related taxes and employer contributions for retirement savings plan benefits related to incentive compensation payments and unemployment insurance.

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

In June 2011, the FASB issued amended presentation guidance relating to comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity and now require the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. With either approach, an entity would have been required to present reclassification adjustments for items reclassified from other comprehensive income to net income in the statement(s). In December 2011, the reclassification adjustments guidance was deferred indefinitely. All other presentation guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company has complied with the new presentation guidance using separate but consecutive statements.

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

The Company has complied with the amended accounting and disclosure guidance. The adoption of this guidance did not have a significant impact on any of the Company’s fair value measurements. The disclosures relating to fair value measurements can be found in note 12 of Notes to Financial Statements.

In April 2011, the FASB issued amended accounting guidance relating to the assessment of effective control for repurchase agreements. The amendments remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments also remove the collateral maintenance implementation guidance related to that criterion. The guidance is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this guidance did not have a significant effect on the Company’s financial position or results of operations.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2012	2011 Quarters
	First Quarter	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$720,800	722,535	726,897	694,721	673,810
Interest expense	93,706	97,969	103,632	102,051	98,679
Net interest income	627,094	624,566	623,265	592,670	575,131
Less: provision for credit losses	49,000	74,000	58,000	63,000	75,000
Other income	376,723	398,454	368,382	501,656	314,420
Less: other expense	639,695	739,583	662,019	576,895	499,571
Income before income taxes	315,122	209,437	271,628	454,431	314,980
Applicable income taxes	101,954	55,162	81,974	125,605	102,380
Taxable-equivalent adjustment	6,705	6,535	6,546	6,468	6,327
Net income	$206,463	147,740	183,108	322,358	206,273
Net income available to common shareholders-diluted	$188,241	129,804	164,671	297,179	190,121
Per common share data
Basic earnings	$1.50	1.04	1.32	2.43	1.59
Diluted earnings	1.50	1.04	1.32	2.42	1.59
Cash dividends	$.70	.70	.70	.70	.70
Average common shares outstanding
Basic	125,220	124,615	124,575	122,181	119,201
Diluted	125,616	124,736	124,860	122,796	119,852
Performance ratios, annualized
Return on
Average assets	1.06%	.75%	.94%	1.78%	1.23%
Average common shareholders’ equity	9.04%	6.12%	7.84%	14.94%	10.16%
Net interest margin on average earning assets (taxable-equivalent basis)	3.69%	3.60%	3.68%	3.75%	3.92%
Nonaccrual loans to total loans and leases, net of unearned discount	1.75%	1.83%	1.91%	1.91%	2.08%
Net operating (tangible) results (a)
Net operating income (in thousands)	$218,360	168,410	209,996	289,487	216,360
Diluted net operating income per common share	1.59	1.20	1.53	2.16	1.67
Annualized return on
Average tangible assets	1.18%	.89%	1.14%	1.69%	1.36%
Average tangible common shareholders’ equity	16.79%	12.36%	16.07%	24.24%	20.16%
Efficiency ratio (b)	61.09%	67.38%	61.79%	55.56%	55.75%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$78,026	78,393	76,908	72,454	68,045
Total tangible assets (c)	74,381	74,737	73,239	68,806	64,423
Earning assets	68,388	68,771	67,215	63,382	59,431
Investment securities	7,507	7,633	7,005	6,394	7,219
Loans and leases, net of unearned discount	60,484	59,077	58,188	55,461	51,972
Deposits	59,291	59,999	58,473	54,457	49,680
Common shareholders’ equity (c)	8,510	8,549	8,462	8,096	7,708
Tangible common shareholders’ equity (c)	4,865	4,893	4,793	4,448	4,086
At end of quarter
Total assets (c)	$79,187	77,924	77,864	77,727	67,881
Total tangible assets (c)	75,548	74,274	74,201	74,052	64,263
Earning assets	69,490	68,027	67,926	67,837	58,822
Investment securities	7,195	7,673	7,174	6,492	6,507
Loans and leases, net of unearned discount	60,922	60,096	58,401	58,541	52,119
Deposits	60,913	59,395	59,482	59,229	50,548
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	8,559	8,403	8,509	8,380	7,758
Tangible common shareholders’ equity (c)	4,920	4,753	4,846	4,705	4,140
Equity per common share	67.64	66.82	67.70	66.71	64.43
Tangible equity per common share	38.89	37.79	38.56	37.45	34.38
Market price per common share
High	$87.37	80.02	90.00	90.76	91.05
Low	76.82	66.40	66.41	83.31	84.63
Closing	86.88	76.34	69.90	87.95	88.47

(a)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 2.
(b)	Excludes impact of merger-related gains and expenses and net securities transactions.
(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2012	2011 Quarters
	First Quarter	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$206,463	147,740	183,108	322,358	206,273
Amortization of core deposit and other intangible assets (a)	10,240	10,476	10,622	8,974	7,478
Merger-related gain (a)	—	—	—	(64,930)	—
Merger-related expenses (a)	1,657	10,194	16,266	23,085	2,609
Net operating income	$218,360	168,410	209,996	289,487	216,360
Earnings per common share
Diluted earnings per common share	$1.50	1.04	1.32	2.42	1.59
Amortization of core deposit and other intangible assets (a)	.08	.08	.08	.07	.06
Merger-related gain (a)	—	—	—	(.52)	—
Merger-related expenses (a)	.01	.08	.13	.19	.02
Diluted net operating earnings per common share	$1.59	1.20	1.53	2.16	1.67
Other expense
Other expense	$639,695	739,583	662,019	576,895	499,571
Amortization of core deposit and other intangible assets	(16,774)	(17,162)	(17,401)	(14,740)	(12,314)
Merger-related expenses	(2,728)	(16,393)	(26,003)	(36,996)	(4,295)
Noninterest operating expense	$620,193	706,028	618,615	525,159	482,962
Merger-related expenses
Salaries and employee benefits	$1,973	534	285	15,305	7
Equipment and net occupancy	15	189	119	25	79
Printing, postage and supplies	—	1,475	723	318	147
Other costs of operations	740	14,195	24,876	21,348	4,062
Total	$2,728	16,393	26,003	36,996	4,295
Efficiency ratio
Noninterest operating expense (numerator)	$620,193	706,028	618,615	525,159	482,962
Taxable-equivalent net interest income	627,094	624,566	623,265	592,670	575,131
Other income	376,723	398,454	368,382	501,656	314,420
Less: Gain on bank investment securities	45	1	89	110,744	39,353
Net OTTI losses recognized in earnings	(11,486)	(24,822)	(9,642)	(26,530)	(16,041)
Merger-related gain	—	—	—	64,930	—
Denominator	$1,015,258	1,047,841	1,001,200	945,182	866,239
Efficiency ratio	61.09%	67.38%	61.79%	55.56%	55.75%
Balance sheet data
In millions
Average assets
Average assets	$78,026	78,393	76,908	72,454	68,045
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(168)	(185)	(202)	(165)	(119)
Deferred taxes	48	54	58	42	22
Average tangible assets	$74,381	74,737	73,239	68,806	64,423
Average common equity
Average total equity	$9,376	9,413	9,324	8,812	8,451
Preferred stock	(866)	(864)	(862)	(716)	(743)
Average common equity	8,510	8,549	8,462	8,096	7,708
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(168)	(185)	(202)	(165)	(119)
Deferred taxes	48	54	58	42	22
Average tangible common equity	$4,865	4,893	4,793	4,448	4,086
At end of quarter
Total assets
Total assets	$79,187	77,924	77,864	77,727	67,881
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(160)	(176)	(193)	(210)	(113)
Deferred taxes	46	51	55	60	20
Total tangible assets	$75,548	74,274	74,201	74,052	64,263
Total common equity
Total equity	$9,429	9,271	9,375	9,244	8,508
Preferred stock	(867)	(865)	(863)	(861)	(743)
Undeclared dividends – cumulative preferred stock	(3)	(3)	(3)	(3)	(7)
Common equity, net of undeclared cumulative preferred dividends	8,559	8,403	8,509	8,380	7,758
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(160)	(176)	(193)	(210)	(113)
Deferred taxes	46	51	55	60	20
Total tangible common equity	$4,920	4,753	4,846	4,705	4,140

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2012 First Quarter			2011 Fourth Quarter			2011 Third Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$15,732	$145,134	3.71%	15,392	146,768	3.78%	15,007	144,677	3.82%
Real estate – commercial	24,559	271,539	4.42	24,108	269,516	4.47	23,979	277,193	4.62
Real estate – consumer	8,286	95,308	4.60	7,480	89,185	4.77	7,002	86,651	4.95
Consumer	11,907	142,083	4.80	12,097	148,538	4.87	12,200	152,301	4.95
Total loans and leases, net	60,484	654,064	4.35	59,077	654,007	4.39	58,188	660,822	4.51
Interest-bearing deposits at banks	301	213	.28	1,973	1,255	.25	1,861	1,164	.25
Federal funds sold and agreements to resell securities	3	3	.50	6	6	.38	76	27	.14
Trading account	93	367	1.57	82	267	1.30	85	371	1.75
Investment securities**
U.S. Treasury and federal agencies	4,877	41,621	3.43	4,899	42,229	3.42	4,224	37,805	3.55
Obligations of states and political subdivisions	226	3,065	5.45	226	3,362	5.89	250	3,424	5.43
Other	2,404	21,467	3.59	2,508	21,409	3.39	2,531	23,284	3.65
Total investment securities	7,507	66,153	3.54	7,633	67,000	3.48	7,005	64,513	3.65
Total earning assets	68,388	720,800	4.24	68,771	722,535	4.17	67,215	726,897	4.29
Allowance for credit losses	(916)			(919)			(917)
Cash and due from banks	1,304			1,330			1,286
Other assets	9,250			9,211			9,324
Total assets	$78,026			78,393			76,908
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$827	283	.14	826	315	.15	814	354	.17
Savings deposits	32,410	18,183	.23	32,179	21,654	.27	31,654	22,664	.28
Time deposits	5,960	13,509	.91	6,379	14,949	.93	7,169	17,684	.98
Deposits at Cayman Islands office	496	213	.17	512	187	.15	614	188	.12
Total interest-bearing deposits	39,693	32,188	.33	39,896	37,105	.37	40,251	40,890	.40
Short-term borrowings	828	303	.15	674	169	.10	592	222	.15
Long-term borrowings	6,507	61,215	3.78	6,574	60,695	3.66	6,829	62,520	3.63
Total interest-bearing liabilities	47,028	93,706	.80	47,144	97,969	.82	47,672	103,632	.86
Noninterest-bearing deposits	19,598			20,103			18,222
Other liabilities	2,024			1,733			1,690
Total liabilities	68,650			68,980			67,584
Shareholders’ equity	9,376			9,413			9,324
Total liabilities and shareholders’ equity	$78,026			78,393			76,908
Net interest spread			3.44			3.35			3.43
Contribution of interest-free funds			.25			.25			.25
Net interest income/margin on earning assets		$627,094	3.69%		624,566	3.60%		623,265	3.68%

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2011 Second Quarter			2011 First Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$14,623	$141,723	3.89%	13,573	131,619	3.93%
Real estate – commercial	22,471	257,787	4.59	21,003	247,276	4.71
Real estate – consumer	6,559	81,943	5.00	6,054	76,642	5.06
Consumer	11,808	148,028	5.03	11,342	143,519	5.13
Total loans and leases, net	55,461	629,481	4.55	51,972	599,056	4.67
Interest-bearing deposits at banks	804	479	.24	115	36	.13
Federal funds sold and agreements to resell securities	622	137	.09	15	19	.53
Trading account	101	331	1.32	110	442	1.61
Investment securities**
U.S. Treasury and federal agencies	3,436	33,227	3.88	4,089	42,078	4.17
Obligations of states and political subdivisions	250	3,439	5.51	250	3,479	5.64
Other	2,708	27,627	4.09	2,880	28,700	4.04
Total investment securities	6,394	64,293	4.03	7,219	74,257	4.17
Total earning assets	63,382	694,721	4.40	59,431	673,810	4.60
Allowance for credit losses	(913)			(914)
Cash and due from banks	1,116			1,091
Other assets	8,869			8,437
Total assets	$72,454			68,045
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$742	274	.15	628	202	.13
Savings deposits	30,043	20,757	.28	27,669	19,239	.28
Time deposits	6,657	19,310	1.16	5,700	19,071	1.36
Deposits at Cayman Islands office	820	193	.09	1,182	394	.14
Total interest-bearing deposits	38,262	40,534	.42	35,179	38,906	.45
Short-term borrowings	707	147	.08	1,344	492	.15
Long-term borrowings	7,076	61,370	3.48	7,368	59,281	3.26
Total interest-bearing liabilities	46,045	102,051	.89	43,891	98,679	.91
Noninterest-bearing deposits	16,195			14,501
Other liabilities	1,402			1,202
Total liabilities	63,642			59,594
Shareholders’ equity	8,812			8,451
Total liabilities and shareholders’ equity	$72,454			68,045
Net interest spread			3.51			3.69
Contribution of interest-free funds			.24			.23
Net interest income/margin on earning assets		$592,670	3.75%		575,131	3.92%

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of March 31, 2012.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

January 1 – January 31, 2012	483,264	$80.42	—	2,181,500

February 1 – February 29, 2012	2,496	81.90	—	2,181,500

March 1 – March 31, 2012	2,307	85.99	—	2,181,500

Total	488,067	$80.46	—

(1)	The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.
(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: May 9, 2012	By:	/s/ René F. Jones
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