Form 10-Q
period 2012-06-30
M&T BANK CORP
filed 2012-08-09
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on July 31, 2012: 126,686,762 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

Dollars in thousands, except per share		June 30, 2012	December 31, 2011
Assets
	Cash and due from banks	$1,421,831	1,449,547
	Interest-bearing deposits at banks	1,069,717	154,960
	Federal funds sold	1,000	2,850
	Trading account	544,938	561,834
	Investment securities (includes pledged securities that can be sold or repledged of $1,839,246 at June 30, 2012; $1,826,011 at December 31, 2011)
	Available for sale (cost: $5,510,097 at June 30, 2012; $6,312,423 at December 31, 2011)	5,534,054	6,228,560
	Held to maturity (fair value: $1,131,836 at June 30, 2012; $1,012,562 at December 31, 2011)	1,188,465	1,077,708
	Other (fair value: $334,781 at June 30, 2012; $366,886 at December 31, 2011)	334,781	366,886

	Total investment securities	7,057,300	7,673,154

	Loans and leases	63,095,796	60,377,875
	Unearned discount	(244,524)	(281,870)

	Loans and leases, net of unearned discount	62,851,272	60,096,005
	Allowance for credit losses	(917,028)	(908,290)

	Loans and leases, net	61,934,244	59,187,715

	Premises and equipment	592,498	581,435
	Goodwill	3,524,625	3,524,625
	Core deposit and other intangible assets	143,713	176,394
	Accrued interest and other assets	4,517,712	4,611,773

	Total assets	$80,807,578	77,924,287

Liabilities
	Noninterest-bearing deposits	$22,854,794	20,017,883
	NOW accounts	1,705,198	1,912,226
	Savings deposits	32,292,412	31,001,083
	Time deposits	5,330,239	6,107,530
	Deposits at Cayman Islands office	366,164	355,927

	Total deposits	62,548,807	59,394,649

	Federal funds purchased and agreements to repurchase securities	975,575	732,059
	Other short-term borrowings	—	50,023
	Accrued interest and other liabilities	1,965,421	1,790,121
	Long-term borrowings	5,687,868	6,686,226

	Total liabilities	71,177,671	68,653,078

Shareholders’ equity
	Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 381,500 shares at June 30, 2012 and December 31, 2011; Liquidation preference of $10,000 per share: 50,000 shares at June 30, 2012 and December 31, 2011	868,433	864,585
	Common stock, $.50 par, 250,000,000 shares authorized, 126,587,931 shares issued at June 30, 2012; 125,683,398 shares issued at December 31, 2011	63,294	62,842
	Common stock issuable, 57,231 shares at June 30, 2012; 68,220 shares at December 31, 2011	3,429	4,072
	Additional paid-in capital	2,874,516	2,828,986
	Retained earnings	6,098,084	5,867,165
	Accumulated other comprehensive income (loss), net	(277,849)	(356,441)

	Total shareholders’ equity	9,629,907	9,271,209

	Total liabilities and shareholders’ equity	$80,807,578	77,924,287

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended June 30		Six months ended June 30
In thousands, except per share		2012	2011	2012	2011
Interest income	Loans and leases, including fees	$674,549	624,247	$1,323,063	1,218,279
	Deposits at banks	767	479	980	515
	Federal funds sold	8	10	11	28
	Agreements to resell securities	—	127	—	128
	Trading account	318	282	635	670
	Investment securities
	Fully taxable	59,724	60,827	122,688	131,489
	Exempt from federal taxes	2,020	2,281	4,104	4,627

	Total interest income	737,386	688,253	1,451,481	1,355,736

Interest expense	NOW accounts	424	274	707	476
	Savings deposits	16,940	20,757	35,123	39,996
	Time deposits	12,354	19,310	25,863	38,381
	Deposits at Cayman Islands office	232	193	445	587
	Short-term borrowings	348	147	651	639
	Long-term borrowings	59,105	61,370	120,320	120,651

	Total interest expense	89,403	102,051	183,109	200,730

	Net interest income	647,983	586,202	1,268,372	1,155,006
	Provision for credit losses	60,000	63,000	109,000	138,000

	Net interest income after provision for credit losses	587,983	523,202	1,159,372	1,017,006

Other income	Mortgage banking revenues	69,514	42,151	125,706	87,307
	Service charges on deposit accounts	110,982	119,716	219,871	229,447
	Trust income	122,275	75,592	239,228	104,913
	Brokerage services income	16,172	14,926	30,073	29,222
	Trading account and foreign exchange gains	6,238	6,798	16,809	15,077
	Gain (loss) on bank investment securities	(408)	110,744	(363)	150,097
	Total other-than-temporary impairment (“OTTI”) losses	(4,072)	(33,211)	(24,112)	(42,725)
	Portion of OTTI losses recognized in other comprehensive income (before taxes)	(12,101)	6,681	(3,547)	154

	Net OTTI losses recognized in earnings	(16,173)	(26,530)	(27,659)	(42,571)

	Equity in earnings of Bayview Lending Group LLC	(6,635)	(5,223)	(11,387)	(11,901)
	Other revenues from operations	89,685	163,482	176,095	254,485

	Total other income	391,650	501,656	768,373	816,076

Other expense	Salaries and employee benefits	323,686	300,178	669,784	566,268
	Equipment and net occupancy	65,376	59,670	130,419	116,333
	Printing, postage and supplies	11,368	9,723	23,240	18,925
	Amortization of core deposit and other intangible assets	15,907	14,740	32,681	27,054
	FDIC assessments	24,962	26,609	53,911	45,703
	Other costs of operations	186,093	165,975	357,052	302,183

	Total other expense	627,392	576,895	1,267,087	1,076,466

	Income before taxes	352,241	447,963	660,658	756,616
	Income taxes	118,861	125,605	220,815	227,985

	Net income	$233,380	322,358	$439,843	528,631

	Net income available to common shareholders
	Basic	$214,709	297,164	$402,947	487,283
	Diluted	214,716	297,179	402,958	487,308
	Net income per common share
	Basic	$1.71	2.43	$3.21	4.04
	Diluted	1.71	2.42	3.20	4.02
	Cash dividends per common share	$.70	.70	$1.40	1.40
	Average common shares outstanding
	Basic	125,488	122,181	125,354	120,699
	Diluted	125,897	122,796	125,756	121,332

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30		Six months ended June 30
In thousands	2012	2011	2012	2011
Net income	$233,380	322,358	$439,843	528,631
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	49,289	(33,550)	69,371	(27,892)
Reclassification to income for amortization of gains on terminated cash flow hedges	(42)	(71)	(112)	(141)
Foreign currency translation adjustment	(533)	196	(131)	196
Defined benefit plans liability adjustment	4,695	2,177	9,464	4,288

Total other comprehensive income	53,409	(31,248)	78,592	(23,549)

Total comprehensive income	$286,789	291,110	$518,435	505,082

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Six months ended June 30
In thousands		2012	2011
Cash flows from	Net income	$439,843	528,631
operating activities	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	109,000	138,000
	Depreciation and amortization of premises and equipment	41,762	38,370
	Amortization of capitalized servicing rights	28,773	26,742
	Amortization of core deposit and other intangible assets	32,681	27,054
	Provision for deferred income taxes	12,064	(18,201)
	Asset write-downs	39,676	48,032
	Net gain on sales of assets	(3,786)	(181,318)
	Net change in accrued interest receivable, payable	1,731	4,035
	Net change in other accrued income and expense	(35,590)	23,766
	Net change in loans originated for sale	(33,964)	167,857
	Net change in trading account assets and liabilities	12,438	60,210
	Net cash provided by operating activities	644,628	863,178
Cash flows from	Proceeds from sales of investment securities
investing activities	Available for sale	48,873	1,909,223
	Other	45,374	71,729
	Proceeds from maturities of investment securities
	Available for sale	741,571	751,314
	Held to maturity	157,849	114,913
	Purchases of investment securities
	Available for sale	(19,808)	(1,609,272)
	Held to maturity	(269,854)	(13,151)
	Other	(13,269)	(1,249)
	Net increase in loans and leases	(2,805,640)	(454,782)
	Net (increase) decrease in interest-bearing deposits at banks	(914,757)	432,037
	Net increase in agreements to resell securities	—	(365,000)
	Other investments, net	(5,436)	(10,249)
	Capital expenditures, net	(46,892)	(13,976)
	Acquisitions, net of cash acquired Banks and bank holding companies	—	178,940
	Purchase of Wilmington Trust Corporation preferred stock	—	(330,000)
	Proceeds from sales of real estate acquired in settlement of loans	64,735	161,514
	Other, net	(38,849)	18,322
	Net cash (used) provided by investing activities	(3,056,103)	840,313
Cash flows from	Net increase in deposits	3,162,352	566,316
financing activities	Net increase (decrease) in short-term borrowings	193,515	(528,035)
	Payments on long-term borrowings	(1,006,539)	(1,331,316)
	Proceeds from issuance of preferred stock	—	495,000
	Redemption of preferred stock	—	(370,000)
	Dividends paid - common	(179,446)	(173,135)
	Dividends paid - preferred	(26,725)	(20,046)
	Other, net	238,752	56,885
	Net cash provided (used) by financing activities	2,381,909	(1,304,331)
	Net increase (decrease) in cash and cash equivalents	(29,566)	399,160
	Cash and cash equivalents at beginning of period	1,452,397	933,755
	Cash and cash equivalents at end of period	$1,422,831	1,332,915
Supplemental	Interest received during the period	$1,457,310	1,366,981
disclosure of cash	Interest paid during the period	192,666	205,514
flow information	Income taxes paid during the period	204,249	266,240
Supplemental schedule of noncash investing and	Real estate acquired in settlement of loans	$26,623	45,774
financing activities	Acquisitions:
	Fair value of:
	Assets acquired (noncash)	—	10,666,102
	Liabilities assumed	—	10,044,555
	Common stock issued	—	405,557
	Retirement of Wilmington Trust Corporation preferred stock	—	330,000

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

In thousands, except per share	Preferred stock	Common stock	Common stock issuable	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Treasury stock	Total
2011
Balance - January 1, 2011	$740,657	60,198	4,189	2,398,615	5,426,701	(205,220)	(67,445)	8,357,695
Total comprehensive income	—	—	—	—	528,631	(23,549)	—	505,082
Acquisition of Wilmington Trust Corporation - common stock issued	—	2,348	—	403,209	—	—	—	405,557
Partial redemption of Series A preferred stock	(370,000)	—	—	—	—	—	—	(370,000)
Conversion of Series B preferred stock into 433,144 shares of common stock	(26,500)	192	—	21,754	—	—	4,554	—
Issuance of Series D preferred stock	500,000	—	—	(5,000)	—	—	—	495,000
Preferred stock cash dividends	—	—	—	—	(20,046)	—	—	(20,046)
Amortization of preferred stock discount	16,744	—	—	—	(16,744)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	27	—	(10,382)	—	—	31,666	21,311
Exercises of stock options, net	—	12	—	(8,948)	—	—	30,106	21,170
Directors’ stock plan	—	—	—	(49)	—	—	612	563
Deferred compensation plans, net, including dividend equivalents	—	—	(159)	(219)	(94)	—	507	35
Other	—	—	—	1,022	—	—	—	1,022
Common stock cash dividends - $1.40 per share	—	—	—	—	(173,195)	—	—	(173,195)

Balance - June 30, 2011	$860,901	62,777	4,030	2,800,002	5,745,253	(228,769)	—	9,244,194

2012
Balance - January 1, 2012	$864,585	62,842	4,072	2,828,986	5,867,165	(356,441)	—	9,271,209
Total comprehensive income	—	—	—	—	439,843	78,592	—	518,435
Preferred stock cash dividends	—	—	—	—	(26,725)	—	—	(26,725)
Amortization of preferred stock discount	3,848	—	—	—	(3,848)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	216	—	18,289	—	—	—	18,505
Exercises of stock options, net	—	227	—	24,912	—	—	—	25,139
Directors’ stock plan	—	4	—	764	—	—	—	768
Deferred compensation plans, net, including dividend equivalents	—	5	(643)	549	(80)	—	—	(169)
Other	—	—	—	1,016	—	—	—	1,016
Common stock cash dividends - $1.40 per share	—	—	—	—	(178,271)	—	—	(178,271)

Balance - June 30, 2012	$868,433	63,294	3,429	2,874,516	6,098,084	(277,849)	—	9,629,907

NOTES TO FINANCIAL STATEMENTS

1.	Significant accounting policies

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

The following table presents certain pro forma information as if Wilmington Trust had been included in the Company’s results of operations for the three months and six months ended June 30, 2011 rather than since the acquisition date on May 16, 2011. These results combine the historical results of Wilmington Trust into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place as indicated. In particular, no adjustments have been made to eliminate the amount of Wilmington Trust’s provision for credit losses of $41 million or the impact of other-than-temporary impairment losses of $5 million recognized by Wilmington Trust during the first quarter of 2011 that may not have been necessary had the acquired loans and investment securities been recorded at fair value as of the beginning of 2011. Additionally, the Company expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.	Acquisitions, continued

	Pro forma Three months ended June 30, 2011	Pro forma Six months ended June 30, 2011
	(in thousands)
Total revenues (a)	$1,166,694	2,208,188
Net income	309,527	480,948

(a)	Represents net interest income plus other income.

In connection with the acquisition, the Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with systems conversions and/or integration of operations; costs related to termination of existing contractual arrangements of Wilmington Trust to purchase various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance for former employees; travel costs; and printing, postage, supplies and other costs of completing the transaction and commencing operations in new markets and offices. The Company does not expect to incur any significant additional merger-related expenses during the remainder of 2012.

A summary of merger-related expenses included in the consolidated statement of income follows:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Salaries and employee benefits	$3,024	15,305	4,997	15,312
Equipment and net occupancy	—	25	15	104
Printing, postage and supplies	—	318	—	465
Other costs of operations	4,127	21,348	4,867	25,410

	$7,151	36,996	9,879	41,291

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
June 30, 2012
Investment securities available for sale:
U.S. Treasury and federal agencies	$55,484	1,115	—	$56,599
Obligations of states and political subdivisions	34,007	569	8	34,568
Mortgage-backed securities:
Government issued or guaranteed	3,840,610	218,117	227	4,058,500
Privately issued residential	1,252,709	5,254	189,571	1,068,392
Privately issued commercial	13,048	—	921	12,127
Collateralized debt obligations	43,749	13,079	1,730	55,098
Other debt securities	158,153	2,034	31,258	128,929
Equity securities	112,337	10,926	3,422	119,841

	5,510,097	251,094	227,137	5,534,054

Investment securities held to maturity:
Obligations of states and political subdivisions	187,936	8,375	30	196,281
Mortgage-backed securities:
Government issued or guaranteed	733,912	31,929	—	765,841
Privately issued	255,291	317	97,220	158,388
Other debt securities	11,326	—	—	11,326

	1,188,465	40,621	97,250	1,131,836

Other securities	334,781	—	—	334,781

Total	$7,033,343	291,715	324,387	$7,000,671

December 31, 2011
Investment securities available for sale:
U.S. Treasury and federal agencies	$69,468	1,255	—	$70,723
Obligations of states and political subdivisions	39,518	771	20	40,269
Mortgage-backed securities:
Government issued or guaranteed	4,344,116	177,392	275	4,521,233
Privately issued residential	1,369,371	6,373	239,488	1,136,256
Privately issued commercial	17,679	—	2,650	15,029
Collateralized debt obligations	43,834	11,154	2,488	52,500
Other debt securities	216,700	4,588	44,443	176,845
Equity securities	211,737	8,468	4,500	215,705

	6,312,423	210,001	293,864	6,228,560

Investment securities held to maturity:
Obligations of states and political subdivisions	188,680	9,141	28	197,793
Mortgage-backed securities:
Government issued or guaranteed	608,533	24,881	—	633,414
Privately issued	268,642	—	99,140	169,502
Other debt securities	11,853	—	—	11,853

	1,077,708	34,022	99,168	1,012,562

Other securities	366,886	—	—	366,886

Total	$7,757,017	244,023	393,032	$7,608,008

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

Gross realized gains on investment securities were $111 million and $150 million for the three-month and six-month periods ended June 30, 2011. Gross realized gains were not significant in 2012. Gross realized losses on investment securities were not significant during the three-month and six-month periods ended June 30, 2012 or 2011. During the second quarter of 2011, the Company sold residential mortgage-backed securities guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) having an aggregate amortized cost of approximately $1.0 billion which resulted in a gain of $66 million (pre-tax). The Company also sold trust preferred securities and collateralized debt obligations during the second quarter of 2011 having an aggregate amortized cost of $136 million and $100 million, respectively, which resulted in gains of $25 million (pre-tax) and $20 million (pre-tax), respectively. During the first quarter of 2011, the Company sold residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac having an aggregate amortized cost of approximately $484 million which resulted in a gain of $39 million (pre-tax).

The Company recognized pre-tax other-than-temporary impairment losses of $16 million and $28 million during the three months and six months ended June 30, 2012, respectively, and $27 million and $43 million during the three months and six months ended June 30, 2011, respectively, related to privately issued mortgage-backed securities. The impairment charges were recognized in light of deterioration of real estate values and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. The other-than-temporary losses represent management’s estimate of credit losses inherent in the debt securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates for future collateral performance.

The following table displays changes in credit losses associated with debt securities for which other-than-temporary impairment losses have been previously recognized in earnings for the three months and six months ended June 30, 2012 and 2011:

	Three months ended June 30
	2012	2011
	(in thousands)
Beginning balance	$267,473	322,719
Additions for credit losses not previously recognized	16,173	26,530
Reductions for increases in cash flows	—	(4,881)
Reductions for realized losses	(19,449)	(46,227)

Ending balance	$264,197	298,141

	Six months ended June 30
	2012	2011
	(in thousands)
Beginning balance	$285,399	327,912
Additions for credit losses not previously recognized	27,659	42,571
Reductions for increases in cash flows	—	(5,020)
Reductions for realized losses	(48,861)	(67,322)

Ending balance	$264,197	298,141

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

At June 30, 2012, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized cost	Estimated fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$33,314	33,367
Due after one year through five years	40,715	42,082
Due after five years through ten years	11,098	11,886
Due after ten years	206,266	187,859

	291,393	275,194
Mortgage-backed securities available for sale	5,106,367	5,139,019

	$5,397,760	5,414,213

Debt securities held to maturity:
Due in one year or less	$30,983	31,166
Due after one year through five years	40,576	42,599
Due after five years through ten years	114,797	120,839
Due after ten years	12,906	13,003

	199,262	207,607
Mortgage-backed securities held to maturity	989,203	924,229

	$1,188,465	1,131,836

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

A summary of investment securities that as of June 30, 2012 and December 31, 2011 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
June 30, 2012
Investment securities available for sale:
Obligations of states and political subdivisions	$171	(1)	678	(7)
Mortgage-backed securities:
Government issued or guaranteed	15,936	(70)	9,951	(157)
Privately issued residential	126,139	(1,861)	841,748	(187,710)
Privately issued commercial	—	—	12,127	(921)
Collateralized debt obligations	3,106	(39)	5,349	(1,691)
Other debt securities	16,858	(2,053)	74,206	(29,205)
Equity securities	8,118	(1,389)	2,193	(2,033)

	170,328	(5,413)	946,252	(221,724)

Investment securities held to maturity:
Obligations of states and political subdivisions	5,598	(23)	169	(7)
Privately issued mortgage-backed securities	—	—	157,659	(97,220)

	5,598	(23)	157,828	(97,227)

Total	$175,926	(5,436)	1,104,080	(318,951)

December 31, 2011
Investment securities available for sale:
Obligations of states and political subdivisions	$—	—	1,228	(20)
Mortgage-backed securities:
Government issued or guaranteed	38,492	(190)	6,017	(85)
Privately issued residential	297,133	(14,188)	751,077	(225,300)
Privately issued commercial	—	—	15,029	(2,650)
Collateralized debt obligations	2,871	(335)	4,863	(2,153)
Other debt securities	72,637	(9,883)	73,635	(34,560)
Equity securities	9,883	(4,500)	—	—

	421,016	(29,096)	851,849	(264,768)

Investment securities held to maturity:
Obligations of states and political subdivisions	3,084	(4)	1,430	(24)
Privately issued mortgage-backed securities	1,883	(592)	167,139	(98,548)

	4,967	(596)	168,569	(98,572)

Total	$425,983	(29,692)	1,020,418	(363,340)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

The Company owned 290 individual investment securities with aggregate gross unrealized losses of $324 million at June 30, 2012. Approximately $288 million of the unrealized losses pertained to privately issued mortgage-backed securities with a cost basis of $1.4 billion. The Company also had $33 million of unrealized losses on trust preferred securities issued by financial institutions, securities backed by trust preferred securities issued by financial institutions and other entities, and other debt securities having a cost basis of $133 million. Based on a review of each of the remaining securities in the investment securities portfolio at June 30, 2012, with the exception of the aforementioned securities for which other-than-temporary impairment losses were recognized, the Company concluded that it expected to recover the amortized cost basis of its investment. As of June 30, 2012, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities. At June 30, 2012, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $335 million of cost method investment securities.

4.	Loans and leases and the allowance for credit losses

The outstanding principal balance and the carrying amount of acquired loans that were recorded at fair value at the acquisition date that is included in the consolidated balance sheet is as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Outstanding principal balance	$8,097,216	9,203,366
Carrying amount:
Commercial, financial, leasing, etc.	1,216,711	1,331,198
Commercial real estate	3,222,688	3,879,518
Residential real estate	814,288	915,371
Consumer	1,834,751	2,033,700

	$7,088,438	8,159,787

Purchased impaired loans included in the table above totaled $561 million at June 30, 2012 and $653 million at December 31, 2011, representing less than 1% of the Company’s assets as of each date.

Interest income on acquired loans that were recorded at fair value at the acquisition date was $90 million and $171 million for the three months and six months ended June 30, 2012 and $69 million and $110 million for the three months and six months ended June 30, 2011, respectively. Reflecting an improvement in estimated cash flows on acquired loans, the Company transferred $140 million from nonaccretable balance to accretable yield during the quarter ended June 30, 2012. At December 31, 2010 and June 30, 2011, the accretable yield on acquired loans was $457 million and $1.04 billion, respectively. A summary of changes in the accretable yield for acquired loans for the three months and six months ended June 30, 2012 follows:

	Three months ended June 30, 2012
	Purchased impaired	Other acquired	Total
	(in thousands)
Balance at beginning of period	$22,565	747,466	770,031
Interest income	(9,621)	(80,249)	(89,870)
Reclassifications from (to) nonaccretable balance, net	42,655	97,165	139,820
Other (a)	—	(31,221)	(31,221)

Balance at end of period	$55,599	733,161	788,760

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

	Six months ended June 30, 2012
	Purchased impaired	Other acquired	Total
	(in thousands)
Balance at beginning of period	$30,805	807,960	838,765
Interest income	(17,285)	(153,972)	(171,257)
Reclassifications from (to) nonaccretable balance, net	42,079	98,165	140,244
Other (a)	—	(18,992)	(18,992)

Balance at end of period	$55,599	733,161	788,760

(a)	Other changes in expected cash flows including changes in interest rates and prepayments.

A summary of current, past due and nonaccrual loans as of June 30, 2012 and December 31, 2011 were as follows:

	Current	30-89 Days past due	90 Days or more past due and accruing		Purchased impaired (b)	Nonaccrual	Total
			Non- acquired	Acquired (a)
	(in thousands)
June 30, 2012
Commercial, financial, leasing, etc.	$16,138,169	73,581	1,455	12,402	16,424	153,556	16,395,587
Real estate:
Commercial	20,854,618	128,489	10,128	49,038	164,855	173,278	21,380,406
Residential builder and developer	761,655	47,065	2,213	18,330	264,163	240,248	1,333,674
Other commercial construction	2,051,194	16,174	4,352	23,158	63,446	26,303	2,184,627
Residential	8,563,870	252,076	251,750	41,047	47,135	174,937	9,330,815
Residential Alt-A	355,574	24,221	—	—	—	100,915	480,710
Consumer:
Home equity lines and loans	6,384,785	41,795	—	15,263	4,381	54,509	6,500,733
Automobile	2,490,590	34,961	—	261	—	24,482	2,550,294
Other	2,628,257	38,085	4,700	2,988	296	20,100	2,694,426

Total	$60,228,712	656,447	274,598	162,487	560,700	968,328	62,851,272

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

	Current	30-89 Days past due	90 Days or more past due and accruing		Purchased impaired (b)	Nonaccrual	Total
			Non- acquired	Acquired (a)
	(in thousands)
December 31, 2011
Commercial, financial, leasing, etc.	$15,493,803	37,112	7,601	8,560	23,762	163,598	15,734,436
Real estate:
Commercial	19,658,761	172,641	9,983	54,148	192,804	171,111	20,259,448
Residential builder and developer	845,680	49,353	13,603	21,116	297,005	281,576	1,508,333
Other commercial construction	2,393,304	41,049	968	23,582	78,105	106,325	2,643,333
Residential	6,626,182	256,017	250,472	37,982	56,741	172,681	7,400,075
Residential Alt-A	383,834	34,077	—	—	—	105,179	523,090
Consumer:
Home equity lines and loans	6,570,675	43,516	—	15,409	4,635	47,150	6,681,385
Automobile	2,644,330	48,342	—	601	—	26,835	2,720,108
Other	2,551,225	43,547	5,249	2,340	310	23,126	2,625,797

Total	$57,167,794	725,654	287,876	163,738	653,362	1,097,581	60,096,005

(a)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(b)	Accruing loans that were impaired at acquisition date and were recorded at fair value.

Changes in the allowance for credit losses for the three months ended June 30, 2012 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$239,273	356,554	97,301	142,912	72,966	909,006
Provision for credit losses	19,103	(3,309)	5,587	38,427	192	60,000
Net charge-offs
Charge-offs	(16,078)	(13,056)	(11,407)	(23,621)	—	(64,162)
Recoveries	2,430	1,332	1,788	6,634	—	12,184

Net charge-offs	(13,648)	(11,724)	(9,619)	(16,987)	—	(51,978)

Ending balance	$244,728	341,521	93,269	164,352	73,158	917,028

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended June 30, 2011 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$215,659	391,107	87,526	137,351	72,060	903,703
Provision for credit losses	6,870	22,735	13,654	19,852	(111)	63,000
Net charge-offs
Charge-offs	(14,923)	(15,915)	(15,872)	(24,940)	—	(71,650)
Recoveries	2,273	3,184	2,033	5,046	—	12,536

Net charge-offs	(12,650)	(12,731)	(13,839)	(19,894)	—	(59,114)

Ending balance	$209,879	401,111	87,341	137,309	71,949	907,589

Changes in the allowance for credit losses for the six months ended June 30, 2012 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$234,022	367,637	91,915	143,121	71,595	908,290
Provision for credit losses	29,224	(5,569)	21,817	61,965	1,563	109,000
Net charge-offs
Charge-offs	(24,115)	(23,596)	(24,125)	(52,602)	—	(124,438)
Recoveries	5,597	3,049	3,662	11,868	—	24,176

Net charge-offs	(18,518)	(20,547)	(20,463)	(40,734)	—	(100,262)

Ending balance	$244,728	341,521	93,269	164,352	73,158	917,028

Changes in the allowance for credit losses for the six months ended June 30, 2011 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$212,579	400,562	86,351	133,067	70,382	902,941
Provision for credit losses	21,812	37,510	29,495	47,616	1,567	138,000
Net charge-offs
Charge-offs	(28,950)	(40,494)	(32,039)	(53,261)	—	(154,744)
Recoveries	4,438	3,533	3,534	9,887	—	21,392

Net charge-offs	(24,512)	(36,961)	(28,505)	(43,374)	—	(133,352)

Ending balance	$209,879	401,111	87,341	137,309	71,949	907,589

Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any portfolio segment.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type. The amounts of loss components in the Company’s loan and lease portfolios are determined through a loan by loan analysis of larger balance commercial and commercial real estate loans that are in nonaccrual status and by applying loss factors to groups of loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. In determining the allowance for credit losses, the Company utilizes an extensive loan grading system which is applied to all commercial and commercial real estate credits on an individual loan basis. Loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, geographic location, financial condition and performance, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. As updated appraisals are obtained on individual loans or other events in the market place indicate that collateral values have significantly changed, individual loan grades are adjusted as appropriate. Changes in other factors cited may also lead to loan grade changes at anytime. Except for consumer and residential mortgage loans that are considered smaller balance homogenous loans and acquired loans that are evaluated on an aggregated basis, the Company considers a loan to be impaired for purposes of applying GAAP when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days. Regardless of loan type, the Company considers a loan to be impaired if it qualifies as a troubled debt restructuring. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The following tables provide information with respect to impaired loans and leases as of June 30, 2012 and December 31, 2011 and for the three months and six months ended June 30, 2012 and June 30, 2011:

	June 30, 2012			December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(in thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$118,670	139,477	39,134	118,538	145,510	48,674
Real estate:
Commercial	116,765	148,232	19,323	102,886	128,456	17,651
Residential builder and developer	135,172	243,663	33,490	159,293	280,869	52,562
Other commercial construction	81,077	89,410	12,404	20,234	24,639	3,836
Residential	108,167	127,032	4,332	101,882	119,498	4,420
Residential Alt-A	136,995	150,849	23,000	150,396	162,978	25,000
Consumer:
Home equity lines and loans	11,707	13,327	2,986	9,385	10,670	2,306
Automobile	51,649	51,649	15,324	53,710	53,710	11,468
Other	10,578	10,578	4,403	8,401	8,401	2,084

	770,780	974,217	154,396	724,725	934,731	168,001

With no related allowance recorded:
Commercial, financial, leasing, etc.	43,179	52,473	—	53,104	60,778	—
Real estate:
Commercial	62,529	79,604	—	71,636	91,118	—
Residential builder and developer	110,954	128,880	—	133,156	177,277	—
Other commercial construction	4,976	9,386	—	86,652	89,862	—
Residential	17,990	24,930	—	19,686	25,625	—
Residential Alt-A	33,588	62,379	—	34,356	60,942	—

	273,216	357,652	—	398,590	505,602	—

Total:
Commercial, financial, leasing, etc.	161,849	191,950	39,134	171,642	206,288	48,674
Real estate:
Commercial	179,294	227,836	19,323	174,522	219,574	17,651
Residential builder and developer	246,126	372,543	33,490	292,449	458,146	52,562
Other commercial construction	86,053	98,796	12,404	106,886	114,501	3,836
Residential	126,157	151,962	4,332	121,568	145,123	4,420
Residential Alt-A	170,583	213,228	23,000	184,752	223,920	25,000
Consumer:
Home equity lines and loans	11,707	13,327	2,986	9,385	10,670	2,306
Automobile	51,649	51,649	15,324	53,710	53,710	11,468
Other	10,578	10,578	4,403	8,401	8,401	2,084

Total	$1,043,996	1,331,869	154,396	1,123,315	1,440,333	168,001

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Three months ended June 30, 2012			Three months ended June 30, 2011
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$161,311	743	743	162,827	679	666
Real estate:
Commercial	180,199	1,238	1,238	194,508	513	483
Residential builder and developer	262,254	385	252	308,709	314	112
Other commercial construction	109,037	4,840	4,840	93,980	187	150
Residential	127,258	1,315	810	97,317	1,029	565
Residential Alt-A	174,181	1,753	527	199,056	1,991	410
Consumer:
Home equity lines and loans	11,237	164	46	12,069	189	23
Automobile	52,200	871	190	58,650	984	292
Other	9,877	106	47	3,544	55	13

Total	$1,087,554	11,415	8,693	1,130,660	5,941	2,714

	Six months ended June 30, 2012			Six months ended June 30, 2011
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$164,779	1,152	1,152	167,456	1,672	1,654
Real estate:
Commercial	179,213	1,556	1,556	191,472	895	822
Residential builder and developer	271,903	726	431	317,054	839	240
Other commercial construction	107,151	5,010	5,010	103,751	697	471
Residential	126,880	2,657	1,688	90,813	2,026	1,140
Residential Alt-A	177,623	3,596	1,073	202,339	3,986	961
Consumer:
Home equity lines and loans	10,593	330	88	12,098	349	48
Automobile	52,799	1,769	368	58,655	1,968	588
Other	9,080	199	86	3,304	112	19

Total	$1,100,021	16,995	11,452	1,146,942	12,544	5,943

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

In accordance with the previously described policies, the Company utilizes a loan grading system that is applied to all commercial loans and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. In general, acquired loans that were recorded at estimated fair value on the acquisition date are assigned a “pass” loan grade because their net financial statement value is based on the present value of expected cash flows. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. All larger balance criticized commercial and commercial real estate loans are individually reviewed by centralized loan review personnel each quarter to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. Smaller balance criticized loans are analyzed by business line risk management areas to ensure proper loan grade classification. Furthermore, criticized nonaccrual commercial loans and commercial real estate loans are considered impaired and, as a result, specific loss allowances on such loans are established within the allowance for credit losses to the extent appropriate in each individual instance. The following table summarizes the loan grades applied to the various classes of the Company’s commercial and commercial real estate loans as of June 30, 2012 and December 31, 2011.

		Real Estate
	Commercial, Financial, Leasing, etc.	Commercial	Residential Builder and Developer	Other Commercial Construction
	(in thousands)
June 30, 2012
Pass	$15,499,951	20,403,488	989,903	1,903,981
Criticized accrual	742,080	803,640	103,523	254,343
Criticized nonaccrual	153,556	173,278	240,248	26,303

Total	$16,395,587	21,380,406	1,333,674	2,184,627

December 31, 2011
Pass	$14,869,636	19,089,252	1,085,970	2,254,609
Criticized accrual	701,202	999,085	140,787	282,399
Criticized nonaccrual	163,598	171,111	281,576	106,325

Total	$15,734,436	20,259,448	1,508,333	2,643,333

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance, recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by M&T’s Credit Department. In arriving at such forecasts, M&T considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a second lien position. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values.

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

At June 30, 2012 and December 31, 2011, the allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(in thousands)
June 30, 2012
Individually evaluated for impairment	$38,961	64,143	27,258	22,713	$153,075
Collectively evaluated for impairment	205,594	275,671	62,182	141,159	684,606
Purchased impaired	173	1,707	3,829	480	6,189

Allocated	$244,728	341,521	93,269	164,352	843,870

Unallocated					73,158

Total					$917,028

December 31, 2011
Individually evaluated for impairment	$48,517	71,784	29,420	15,858	$165,579
Collectively evaluated for impairment	185,048	291,271	60,742	126,613	663,674
Purchased impaired	457	4,582	1,753	650	7,442

Allocated	$234,022	367,637	91,915	143,121	836,695

Unallocated					71,595

Total					$908,290

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of June 30, 2012 and December 31, 2011 was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(in thousands)
June 30, 2012
Individually evaluated for impairment	$161,669	504,281	295,314	73,934	$1,035,198
Collectively evaluated for impairment	16,217,494	23,901,962	9,469,076	11,666,842	61,255,374
Purchased impaired	16,424	492,464	47,135	4,677	560,700

Total	$16,395,587	24,898,707	9,811,525	11,745,453	$62,851,272

December 31, 2011
Individually evaluated for impairment	$171,442	561,615	306,320	71,496	$1,110,873
Collectively evaluated for impairment	15,539,232	23,281,585	7,560,104	11,950,849	58,331,770
Purchased impaired	23,762	567,914	56,741	4,945	653,362

Total	$15,734,436	24,411,114	7,923,165	12,027,290	$60,096,005

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The tables below summarize the Company’s loan modification activities that were considered troubled debt restructurings for the three months ended June 30, 2012 and 2011:

		Recorded investment		Financial effects of modification
Three months ended June 30, 2012	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	9	$10,392	$9,061	$(1,331)	$—
Other	2	1,995	1,954	(41)	—
Real estate:
Commercial
Principal deferral	1	2,011	1,999	(12)	—
Interest rate reduction	1	383	430	47	(89)
Combination of concession types	4	1,210	1,231	21	(256)
Residential builder and developer
Principal deferral	3	2,503	2,503	—	—
Other commercial construction
Principal deferral	3	60,888	60,898	10	—
Residential
Principal deferral	7	1,059	1,087	28	—
Combination of concession types	11	2,049	2,098	49	(65)
Residential Alt-A
Principal deferral	1	153	158	5	—
Combination of concession types	7	1,509	1,543	34	(44)
Consumer:
Home equity lines and loans
Principal deferral	9	734	734	—	—
Combination of concession types	4	480	480	—	(123)
Automobile
Principal deferral	196	2,700	2,700	—	—
Interest rate reduction	3	20	20	—	(1)
Other	21	152	152	—	—
Combination of concession types	77	1,170	1,170	—	(110)
Other
Principal deferral	7	134	134	—	—
Combination of concession types	18	142	142	—	(22)

Total	384	$89,684	$88,494	$(1,190)	$(710)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Three months ended June 30, 2011	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	20	$5,932	$5,947	$15	$—
Combination of concession types	1	1,945	1,945	—	(641)
Real estate:
Commercial
Principal deferral	9	5,226	5,143	(83)	—
Residential builder and developer
Principal deferral	3	15,162	14,237	(925)	—
Other	1	412	412	—	—
Residential
Principal deferral	9	646	622	(24)	—
Interest rate reduction	3	619	639	20	(13)
Combination of concession types	29	5,187	5,342	155	(56)
Residential Alt-A
Principal deferral	1	73	76	3	—
Combination of concession types	6	1,260	1,278	18	(21)
Consumer:
Home equity lines and loans
Principal deferral	1	69	69	—	—
Combination of concession types	8	719	719	—	(91)
Automobile
Principal deferral	217	2,845	2,845	—	—
Interest rate reduction	7	87	87	—	(5)
Other	31	151	151	—	—
Combination of concession types	100	1,139	1,139	—	(80)
Other
Principal deferral	3	88	88	—	—
Combination of concession types	9	91	91	—	(20)

Total	458	$41,651	$40,830	$(821)	$(927)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The tables below summarize the Company’s loan modification activities that were considered troubled debt restructurings for the six months ended June 30, 2012 and 2011:

		Recorded investment		Financial effects of modification
Six months ended June 30, 2012	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	18	$13,204	$12,015	$(1,189)	$—
Other	3	2,967	3,052	85	—
Combination of concession types	1	45	44	(1)	(33)
Real estate:
Commercial
Principal deferral	3	4,436	4,404	(32)	—
Interest rate reduction	1	383	430	47	(89)
Combination of concession types	4	1,210	1,231	21	(256)
Residential builder and developer
Principal deferral	8	9,325	8,537	(788)	—
Combination of concession types	2	2,350	2,726	376	—
Other commercial construction
Principal deferral	3	60,888	60,898	10	—
Residential
Principal deferral	22	2,564	2,675	111	—
Combination of concession types	29	4,985	5,105	120	(265)
Residential Alt-A
Principal deferral	4	550	565	15	—
Combination of concession types	15	2,869	2,937	68	(49)
Consumer:
Home equity lines and loans
Principal deferral	10	851	851	—	—
Interest rate reduction	1	144	144	—	(6)
Combination of concession types	6	715	715	—	(147)
Automobile
Principal deferral	349	4,585	4,585	—	—
Interest rate reduction	7	77	77	—	(5)
Other	31	171	171	—	—
Combination of concession types	189	2,779	2,779	—	(282)
Other
Principal deferral	59	781	781	—	—
Interest rate reduction	3	23	23	—	(3)
Other	9	49	49	—	—
Combination of concession types	52	361	361	—	(58)

Total	829	$116,312	$115,155	$(1,157)	$(1,193)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Six months ended June 30, 2011	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	33	$7,281	$7,281	$—	$—
Combination of concession types	1	1,945	1,945	—	(641)
Real estate:
Commercial
Principal deferral	18	11,851	11,740	(111)	—
Residential builder and developer
Principal deferral	4	18,586	17,661	(925)	—
Other	5	116,414	108,806	(7,608)	—
Combination of concession types	1	798	790	(8)	—
Other commercial construction
Principal deferral	1	2,275	2,269	(6)	—
Residential
Principal deferral	12	770	760	(10)	—
Interest rate reduction	11	1,678	1,718	40	(63)
Combination of concession types	59	13,094	13,341	247	(813)
Residential Alt-A
Principal deferral	1	73	76	3	—
Combination of concession types	15	2,862	2,916	54	(231)
Consumer:
Home equity lines and loans
Principal deferral	1	69	69	—	—
Combination of concession types	10	789	790	1	(127)
Automobile
Principal deferral	421	6,338	6,338	—	—
Interest rate reduction	11	131	131	—	(8)
Other	57	258	258	—	—
Combination of concession types	222	4,000	4,000	—	(516)
Other
Principal deferral	13	162	162	—	—
Other	1	11	11	—	—
Combination of concession types	46	217	217	—	(40)

Total	943	$189,602	$181,279	$(8,323)	$(2,439)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Loans that were modified as troubled debt restructurings during the twelve months ended June 30, 2012 and 2011 and for which there was a subsequent payment default during the three-month and six-month periods ended June 30, 2012 and 2011, respectively, were not material.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5.	Borrowings

M&T had $1.2 billion of fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at June 30, 2012 which are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5.	Borrowings, continued

Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the Common Securities of various trusts, the Junior Subordinated Debentures associated with Capital Securities had financial statement carrying values of $1.2 billion at each of June 30, 2012 and December 31, 2011.

6.	Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T is presented below:

	Shares issued and outstanding	Carrying value June 30, 2012	Carrying value December 31, 2011
	(dollars in thousands)
Series A (a)(b)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share	230,000	$225,570	$224,277
Series C (a)(c)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share	151,500	142,863	140,308
Series D (d)
Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D, $10,000 liquidation preference per share	50,000	500,000	500,000

(a)	Shares were issued as part of the Troubled Asset Relief Program – Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). Cash proceeds were allocated between the preferred stock and a ten-year warrant to purchase M&T common stock (Series A – 1,218,522 common shares at $73.86 per share, Series C – 407,542 common shares at $55.76 per share). Dividends, if declared, will accrue and be paid quarterly at a rate of 5% per year for the first five years following the original 2008 issuance dates and thereafter at a rate of 9% per year. The agreement with the U.S. Treasury contains limitations on certain actions of M&T, including the payment of quarterly cash dividends on M&T’s common stock in excess of $.70 per share, the repurchase of its common stock during the first three years of the agreement, and the amount and nature of compensation arrangements for certain of the Company’s officers.
(b)	On May 18, 2011, M&T redeemed and retired 370,000 shares of Series A Preferred Stock. Accelerated amortization of preferred stock discount associated with the redemption was $11.2 million.
(c)	Shares were assumed in an acquisition and a new Series C Preferred Stock was designated.
(d)	Shares were issued on May 31, 2011. Dividends, if declared, will be paid semi-annually at a rate of 6.875% per year. The shares are redeemable in whole or in part on or after June 15, 2016. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.	Shareholders’ equity, continued

In addition to the Series A and Series C warrants mentioned in (a) above, a ten-year warrant to purchase 95,383 shares of M&T common stock at $518.96 per share was outstanding at June 30, 2012 and December 31, 2011. This warrant was issued by Wilmington Trust in December 2008 as part of the Troubled Asset Relief Program – Capital Purchase Program of the U.S. Treasury along with $330 million of fixed rate cumulative perpetual preferred stock, which was redeemed by M&T immediately prior to the May 16, 2011 acquisition of Wilmington Trust.

7.	Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension benefits		Other postretirement benefits
	Three months ended June 30
	2012	2011	2012	2011
	(in thousands)
Service cost	$6,875	6,413	159	115
Interest cost on projected benefit obligation	15,418	14,086	919	909
Expected return on plan assets	(17,581)	(14,563)	—	—
Amortization of prior service cost	(1,629)	(1,629)	10	29
Amortization of net actuarial loss	9,183	5,165	165	18

Net periodic benefit cost	$12,266	9,472	1,253	1,071

	Pension benefits		Other postretirement benefits
	Six months ended June 30
	2012	2011	2012	2011
	(in thousands)
Service cost	$14 ,775	11,713	334	240
Interest cost on projected benefit obligation	31,018	26,236	1,869	1,684
Expected return on plan assets	(35,256)	(27,263)	—	—
Amortization of prior service cost	(3,279)	(3,279)	10	54
Amortization of net actuarial loss	18,583	10,265	265	18

Net periodic benefit cost	$25,841	17,672	2,478	1,996

Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $11,390,000 and $9,890,000 for the three months ended June 30, 2012 and 2011, respectively, and $26,015,000 and $20,066,000 for the six months ended June 30, 2012 and 2011, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.	Earnings per common share

The computations of basic earnings per common share follow:

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
	(in thousands, except per share)
Income available to common shareholders:
Net income	$233,380	322,358	439,843	528,631
Less: Preferred stock dividends (a)	(13,362)	(7,184)	(26,725)	(17,682)
Amortization of preferred stock discount (a)	(1,964)	(13,531)	(3,888)	(16,284)

Net income available to common equity	218,054	301,643	409,230	494,665
Less: Income attributable to unvested stock-based compensation awards	(3,345)	(4,479)	(6,283)	(7,382)

Net income available to common shareholders	$214,709	297,164	402,947	487,283
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	127,445	124,035	127,301	122,522
Less: Unvested stock-based compensation awards	(1,957)	(1,854)	(1,947)	(1,823)

Weighted-average shares outstanding	125,488	122,181	125,354	120,699
Basic earnings per common share	$1.71	2.43	3.21	4.04

(a)	Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.	Earnings per common share, continued

The computations of diluted earnings per common share follow:

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
	(in thousands, except per share)
Net income available to common equity	$218,054	301,643	409,230	494,665
Less: Income attributable to unvested stock-based compensation awards	(3,338)	(4,464)	(6,272)	(7,357)

Net income available to common shareholders	$214,716	297,179	402,958	487,308
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	127,445	124,035	127,301	122,522
Less: Unvested stock-based compensation awards	(1,957)	(1,854)	(1,947)	(1,823)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and convertible preferred stock	409	615	402	633

Adjusted weighted-average shares outstanding	125,897	122,796	125,756	121,332
Diluted earnings per common share	$1.71	2.42	3.20	4.02

GAAP defines unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities that shall be included in the computation of earnings per common share pursuant to the two-class method. During the six-month periods ended June 30, 2012 and 2011, the Company issued stock-based compensation awards in the form of restricted stock and restricted stock units, which, in accordance with GAAP, are considered participating securities.

Stock-based compensation awards, warrants to purchase common stock of M&T and preferred stock convertible into shares of M&T stock representing approximately 9.9 million and 10.1 million common shares during the three-month periods ended June 30, 2012 and 2011, respectively, and 10.0 million and 10.3 million common shares during the six-month periods ended June 30, 2012 and 2011, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.	Comprehensive income

The following table displays the components of other comprehensive income (loss):

	Before-tax amount	Income taxes	Net
	(in thousands)
For the six months ended June 30, 2012
Unrealized gains (losses) on investment securities:
Available-for-sale (“AFS”) investment securities with other-than-temporary impairment (“OTTI”):
Unrealized holding losses, net	$(8,024)	$3,149	$(4,875)
Less: OTTI charges recognized in net income	(22,304)	8,754	(13,550)

Net change for AFS investment securities with OTTI	14,280	(5,605)	8,675
AFS investment securities – all other:
Unrealized holding gains, net	93,177	(36,535)	56,642
Less: reclassification adjustment for losses realized in net income	(363)	145	(218)

Net change for AFS investment securities – all other	93,540	(36,680)	56,860
Held-to-maturity (“HTM”) investment securities with OTTI:
Unrealized holding losses, net	(2,848)	1,118	(1,730)
Less: reclassification to income of unrealized holding losses	(1,497)	587	(910)
Less: OTTI charges recognized in net income	(5,355)	2,102	(3,253)

Net change for HTM investment securities with OTTI	4,004	(1,571)	2,433

Reclassification to income of unrealized holding losses on investment securities previously transferred from AFS to HTM	2,310	(907)	1,403

Net unrealized gains on investment securities	114,134	(44,763)	69,371
Reclassification to income for amortization of gains on terminated cash flow hedges	(178)	66	(112)
Foreign currency translation adjustment	(208)	77	(131)
Defined benefit plans liability adjustment	15,579	(6,115)	9,464

	$129,327	$(50,735)	$78,592

For the six months ended June 30, 2011
Unrealized gains (losses) on investment securities:
AFS investment securities with OTTI:
Unrealized holding losses, net	$(11,227)	$4,501	$(6,726)
Less: reclassification adjustment for gains realized in net income	3,814	(1,497)	2,317
Less: OTTI charges recognized in net income	(32,071)	12,587	(19,484)

Net change for AFS investment securities with OTTI	17,030	(6,589)	10,441
AFS investment securities – all other:
Unrealized holding gains, net	77,869	(30,368)	47,501
Less: reclassification adjustment for gains realized in net income	146,115	(57,257)	88,858

Net change for AFS investment securities – all other	(68,246)	26,889	(41,357)
HTM investment securities with OTTI:
Unrealized holding losses, net	(8,500)	3,336	(5,164)
Less: reclassification to income of unrealized holding losses	(12)	5	(7)
Less: OTTI charges recognized in net income	(10,500)	4,121	(6,379)

Net change for HTM investment securities with OTTI	2,012	(790)	1,222

Reclassification to income of unrealized holding losses on investment securities previously transferred from AFS to HTM	2,967	(1,165)	1,802

Net unrealized gains on investment securities	(46,237)	18,345	(27,892)
Reclassification to income for amortization of gains on terminated cash flow hedges	(224)	83	(141)
Foreign currency translation adjustment	313	(117)	196
Defined benefit plans liability adjustment	7,058	(2,770)	4,288

	$(39,090)	$15,541	$(23,549)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.	Comprehensive income, continued

	Investment securities		Cash flow	Foreign currency translation	Defined benefit
	With OTTI	All other	hedges	adjustment	plans	Total
	(in thousands)
Balance – January 1, 2012	$(84,029)	5,995	112	(803)	(277,716)	(356,441)
Net gain (loss) during period	11,108	58,263	(112)	(131)	9,464	78,592

Balance – June 30, 2012	$(72,921)	64,258	—	(934)	(268,252)	(277,849)

Balance – January 1, 2011	$(87,053)	2,332	393	—	(120,892)	(205,220)
Net gain (loss) during period	11,663	(39,555)	(141)	196	4,288	(23,549)

Balance – June 30, 2011	$(75,390)	(37,223)	252	196	(116,604)	(228,769)

10.	Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of June 30, 2012.

The net effect of interest rate swap agreements was to increase net interest income by $9 million for each of the three-month periods ended June 30, 2012 and 2011, and $18 million and $19 million for the six-month periods ended June 30, 2012 and 2011, respectively. Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional amount	Average maturity	Weighted- average rate
			Fixed	Variable
	(in thousands)	(in years)
June 30, 2012
Fair value hedges:
Fixed rate long-term borrowings (a)	$900,000	4.9	6.07%	2.01%

December 31, 2011
Fair value hedges:
Fixed rate long-term borrowings (a)	$900,000	5.4	6.07%	2.07%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

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

Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values of $15.0 billion and $13.9 billion at June 30, 2012 and December 31, 2011, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $1.4 billion at each of June 30, 2012 and December 31, 2011.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$149,947	147,302	$—	—
Commitments to sell real estate loans (a)	446	232	5,274	2,287

	150,393	147,534	5,274	2,287
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	34,111	7,991	60	1,068
Commitments to sell real estate loans (a)	992	1,328	9,021	2,771
Trading:
Interest rate contracts (b)	439,617	443,033	409,653	415,836
Foreign exchange and other option and futures contracts (b)	19,628	19,115	20,448	18,723

	494,348	471,467	439,182	438,398

Total derivatives	$644,741	619,001	$444,456	440,685

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

	Amount of unrealized gain (loss) recognized
	Three months ended June 30, 2012		Three months ended June 30, 2011
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$9,674	(9,168)	$21,945	(21,145)

Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$2,080		$1,001
Foreign exchange and other option and futures contracts (b)	(2,435)		(743)

Total	$(355)		$258

	Amount of unrealized gain (loss) recognized
	Six months ended June 30, 2012		Six months ended June 30, 2011
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$2,645	(2,624)	$9,540	(9,097)

Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$3,219		$1,476
Foreign exchange and other option and futures contracts (b)	(3,145)		(1,291)

Total	$74		$185

(a)	Reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $43 million and $12 million at June 30, 2012 and December 31, 2011, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

The aggregate fair value of derivative financial instruments in a net liability position at June 30, 2012 for which the Company was required to post collateral was $329 million. The fair value of collateral posted for such instruments was $303 million. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt rating were to fall below specified ratings, the counterparties to the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit-risk-related contingent features in a net liability position on June 30, 2012 was $98 million, for which the Company had posted collateral of $69 million in the normal course of business. If the credit-risk-related contingent features had been triggered on June 30, 2012, the maximum amount of additional collateral the Company would have been required to post to counterparties was $29 million.

The Company’s credit exposure with respect to the estimated fair value as of June 30, 2012 of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting agreements with trading account interest rate contracts with the same counterparties as well as counterparty postings of $69 million of collateral with the Company. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit standards and often contain collateral provisions.

11.	Variable interest entities and asset securitizations

In accordance with GAAP, the Company determined that it was the primary beneficiary of a residential mortgage loan securitization trust considering its role as servicer and its retained subordinated interests in the trust. As a result, the Company has included the one-to-four family residential mortgage loans that were included in the trust in its consolidated financial statements. At June 30, 2012 and December 31, 2011, the carrying values of the loans in the securitization trust were $174 million and $196 million, respectively. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to M&T at June 30, 2012 and December 31, 2011 was $26 million and $30 million, respectively. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at June 30, 2012 is limited to realizing the carrying value of the loans less the amount of the mortgage-backed securities held by third parties.

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At June 30, 2012

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11.	Variable interest entities and asset securitizations, continued

and December 31, 2011, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $34 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

The Company has invested as a limited partner in various real estate partnerships that collectively had total assets of approximately $1.4 billion at each of June 30, 2012 and December 31, 2011. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $266 million, including $73 million of unfunded commitments, at June 30, 2012 and $271 million, including $75 million of unfunded commitments, at December 31, 2011. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. In accordance with the accounting provisions for variable interest entities, the Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, the partnership entities are not included in the Company’s consolidated financial statements.

12.	Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at June 30, 2012.

Pursuant to GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy exists in GAAP for fair value measurements based upon the inputs to the valuation of an asset or liability.

•	Level 1 – Valuation is based on quoted prices in active markets for identical assets and liabilities.

•

Level 2 – Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.

•

Level 3 – Valuation is derived from model-based and other techniques in which at least one significant input is unobservable and which may be based on the Company’s own estimates about the assumptions that market participants would use to value the asset or liability.

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

The Company supplemented its determination of fair value for many of its privately issued mortgage-backed securities by obtaining pricing indications from two independent sources at June 30, 2012 and December 31, 2011. However, the Company could not readily ascertain that the basis of such valuations could be ascribed to orderly and observable trades in the market for privately issued residential mortgage-backed securities. As a result, the Company also performed internal modeling to estimate the cash flows and fair value of privately issued residential mortgage-backed securities with an amortized cost basis of $1.2 billion at June 30, 2012 and $1.3 billion at December 31, 2011. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds, including estimates about the timing and amount of credit losses and prepayments. In estimating those cash flows, the Company used assumptions as to future delinquency, defaults, collateral valuation and loss rates. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities given the nature of the

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

cash flow modeling performed in the Company’s assessment of value. To determine the point within the range of potential values that was most representative of fair value under current market conditions for each of the bonds, the Company averaged the internal model valuations and the indications obtained from the two independent pricing sources, such that at June 30, 2012, the weighted-average reliance on internal model pricing for the bonds modeled was 33% with a 67% average weighting placed on the values provided by the independent sources. Significant unobservable inputs used in the Company’s modeling of fair value for residential mortgage-backed securities are included in the accompanying table of significant unobservable inputs to Level 3 measurements. The Company concluded its estimate of fair value for the $1.2 billion of privately issued residential mortgage-backed securities to approximate $1.1 billion, which reflects a market yield based on reasonably likely cash flows of 7.3%. The Company determined the fair value of its privately issued commercial mortgage-backed securities held in its available-for-sale portfolio using quoted market prices obtained from third party pricing services without adjustment. Similar to privately-issued residential mortgage-backed securities, the market for commercial mortgage-backed securities has experienced significant declines in the level of market activity, resulting in the classification of such bonds as Level 3.

Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. Given the severe disruption in the credit markets and the wide disparity in observable trade information, the Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at June 30, 2012 and December 31, 2011. The modeling techniques included estimating cash flows using bond-specific assumptions about future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. In determining a market yield applicable to the estimated cash flows, a margin over LIBOR, ranging from 5% to 10% with a weighted-average of 8% was used. Significant unobservable inputs used in the determination of estimated fair value of collateralized debt obligations are included in the accompanying table of significant unobservable inputs to Level 3 measurements. At June 30, 2012, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $44 million and $55 million, respectively, and at December 31, 2011 were $44 million and $53 million, respectively. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations as of June 30, 2012 and December 31, 2011.

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

The following tables present assets and liabilities at June 30, 2012 and December 31, 2011 measured at estimated fair value on a recurring basis:

	Fair value measurements at June 30, 2012	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$544,938	53,472	491,466	—
Investment securities available for sale:
U.S. Treasury and federal agencies	56,599	—	56,599	—
Obligations of states and political subdivisions	34,568	—	34,568	—
Mortgage-backed securities:
Government issued or guaranteed	4,058,500	—	4,058,500	—
Privately issued residential	1,068,392	—	—	1,068,392
Privately issued commercial	12,127	—	—	12,127
Collateralized debt obligations	55,098	—	—	55,098
Other debt securities	128,929	—	128,929	—
Equity securities	119,841	108,172	11,669	—

	5,534,054	108,172	4,290,265	1,135,617

Real estate loans held for sale	442,664	—	442,664	—
Other assets (b)	185,496	—	151,385	34,111

Total assets	$6,707,152	161,644	5,375,780	1,169,728

Trading account liabilities	$430,101	—	430,101	—
Other liabilities (b)	14,355	—	14,295	60

Total liabilities	$444,456	—	444,396	60

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

	Fair value measurements at December 31, 2011	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$561,834	53,165	508,669	—
Investment securities available for sale:
U.S. Treasury and federal agencies	70,723	—	70,723	—
Obligations of states and political subdivisions	40,269	—	40,269	—
Mortgage-backed securities:
Government issued or guaranteed	4,521,233	—	4,521,233	—
Privately issued residential	1,136,256	—	—	1,136,256
Privately issued commercial	15,029	—	—	15,029
Collateralized debt obligations	52,500	—	—	52,500
Other debt securities	176,845	—	176,845	—
Equity securities	215,705	205,587	10,118	—

	6,228,560	205,587	4,819,188	1,203,785

Real estate loans held for sale	371,437	—	371,437	—
Other assets (b)	156,853	—	148,862	7,991

Total assets	$7,318,684	258,752	5,848,156	1,211,776

Trading account liabilities	$434,559	—	434,559	—
Other liabilities (b)	6,126	—	5,058	1,068

Total liabilities	$440,685	—	439,617	1,068

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three months and six months ended June 30, 2012 and 2011.
(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2012 were as follows:

	Investment securities available for sale
	Privately issued residential mortgage-backed securities		Privately issued commercial mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – March 31, 2012	$1,110,695		$13,435		$58,184		$20,435
Total gains (losses) realized/unrealized:
Included in earnings	(14,627	)(a)	—		—		45,486	(b)
Included in other comprehensive income	22,613	(e)	763	(e)	(2,712	)(e)	—
Settlements	(50,289)		(2,071)		(374)		—
Transfers in and/or out of Level 3 (c)	—		—		—		(31,870	)(d)

Balance – June 30, 2012	$1,068,392		$12,127		$55,098		$34,051

Changes in unrealized gains (losses) included in earnings related to assets still held at June 30, 2012	$(14,627	)(a)	$—		$—		$28,904	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2011 were as follows:

	Investment securities available for sale
	Privately issued residential mortgage-backed securities		Privately issued commercial mortgage-backed securities		Collateralized debt obligations	Other assets and other liabilities
	(in thousands)
Balance – March 31, 2011	$1,391,878		$20,467		$114,265	$16,147
Total gains (losses) realized/unrealized:
Included in earnings	(24,530	)(a)	—		—	22,800	(b)
Included in other comprehensive income	38,471	(e)	(1,400	)(e)	3,372 (e)	—
Purchases	—		—		50,790	—
Sales	—		—		(105,643)	—
Settlements	(99,617)		(1,834)		(1,183)	—
Transfers in and/or out of Level 3 (c)	—		—		—	(25,776	)(d)

Balance – June 30, 2011	$1,306,202		$17,233		$61,601	$13,171

Changes in unrealized gains (losses) included in earnings related to assets still held at June 30, 2011	$(24,530	)(a)	$—		$—	$10,252	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2012 were as follows:

	Investment securities available for sale
	Privately issued residential mortgage-backed securities		Privately issued commercial mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – January 1, 2012	$1,136,256		$15,029		$52,500		$6,923
Total gains (losses) realized/unrealized:
Included in earnings	(22,304	)(a)	—		—		72,517	(b)
Included in other comprehensive income	47,683	(e)	1,111	(e)	3,711	(e)	—
Settlements	(93,243)		(4,013)		(1,113)		—
Transfers in and/or out of Level 3 (c)	—		—		—		(45,389	)(d)

Balance – June 30, 2012	$1,068,392		$12,127		$55,098		$34,051

Changes in unrealized gains (losses) included in earnings related to assets still held at June 30, 2012	$(22,304	)(a)	$—		$—		$33,647	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2011 were as follows:

	Investment securities available for sale
	Privately issued residential mortgage-backed securities		Privately issued commercial mortgage-backed securities		Collateralized debt obligations	Other assets and other liabilities
	(in thousands)
Balance – January 1, 2011	$1,435,561		$22,407		$110,756	$2,244
Total gains (losses) realized/unrealized:
Included in earnings	(32,071	)(a)	—		—	43,244	(b)
Included in other comprehensive income	99,556	(e)	(1,482	)(e)	7,206 (e)	—
Purchases	—		—		50,790	—
Sales	—		—		(105,643)	—
Settlements	(196,844)		(3,692)		(1,508)	—
Transfers in and/or out of Level 3 (c)	—		—		—	(32,317	)(d)

Balance – June 30, 2011	$1,306,202		$17,233		$61,601	$13,171

Changes in unrealized gains (losses) included in earnings related to assets still held at June 30, 2011	$(32,071	)(a)	$—		$—	$13,139	(b)

(a)	Reported as an other-than-temporary impairment loss in the consolidated statement of income or as gain (loss) on bank investment securities.
(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(c)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(d)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.
(e)	Reported as net unrealized gains on investment securities in the consolidated statement of comprehensive income.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Investment securities held to maturity

During the three-month periods ended June 30, 2012 and 2011, the Company recognized other-than-temporary impairment losses related to certain collateralized mortgage obligations of $1 million and $2 million, respectively, and during the six-month periods ended June 30, 2012 and 2011, similar other-than-temporary losses of $5 million and $11 million, respectively, were recorded. In accordance with GAAP, the carrying value of such securities was reduced to fair value, with estimated credit losses recognized in earnings and any remaining unrealized loss recognized in accumulated other comprehensive income. The determination of fair value includes use of external and internal valuation sources that, as in the case of privately issued residential mortgage-backed securities, are weighted and averaged when estimating fair value. Due to the presence of significant unobservable inputs that valuation is classified as Level 3. The amortized cost, fair value and impact on the Company’s financial statements of the modeling described herein were not material.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and, therefore, such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $344 million at June 30, 2012 ($234 million and $110 million of which were classified as Level 2 and Level 3, respectively) and $478 million at June 30, 2011 ($324 million and $154 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2012 were decreases of $21 million and $34 million for the three- and six-month periods ended June 30, 2012, respectively. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2011 were decreases of $61 million and $91 million for the three- and six-month periods ended June 30, 2011, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were not material at June 30, 2012 and 2011.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

Significant unobservable inputs to level 3 measurements

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at June 30, 2012:

	Fair value at June 30, 2012	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
Recurring fair value measurements
Privately issued mortgage–backed securities	$1,080,519	Discounted cash flow	Probability of default	1%-49% (18%)
			Loss severity	32%-75% (49%)
Colateralized debt obligations	55,098	Discounted cash flow	Probability of default	3%-65% (14%)
			Loss severity	100%
Net other assets (liabilities)(a)	34,051	Discounted cash flow	Commitment expirations	0%-69% (18%)

Total level 3 assets, net of liabilities	$1,169,668

(a)	Other level 3 assets (liabilities) consist of commitments to originate real estate loans.

Sensitivity of fair value measurements to changes in unobservable inputs

An increase (decrease) in the probability of default and loss severity for mortgage-backed securities and collateralized debt obligations backed by trust preferred securities would generally result in a lower (higher) fair value measurement.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	June 30, 2012
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,422,831	$1,422,831	$1,343,415	$79,416	$—
Interest-bearing deposits at banks	1,069,717	1,069,717	—	1,069,717	—
Trading account assets	544,938	544,938	53,472	491,466	—
Investment securities	7,057,300	7,000,671	108,172	5,598,494	1,294,005
Loans and leases:
Commercial loans and leases	16,395,587	16,146,408	—	—	16,146,408
Commercial real estate loans	24,898,707	24,687,443	—	109,645	24,577,798
Residential real estate loans	9,811,525	9,843,421	—	6,617,925	3,225,496
Consumer loans	11,745,453	11,605,448	—	—	11,605,448
Allowance for credit losses	(917,028)	—	—	—	—

Loans and leases, net	61,934,244	62,282,720	—	6,727,570	55,555,150
Accrued interest receivable	220,510	220,510	—	220,510	—
Financial liabilities:
Noninterest-bearing deposits	$(22,854,794)	$(22,854,794)	$—	$(22,854,794)	$—
Savings deposits and NOW accounts	(33,997,610)	(33,997,610)	—	(33,997,610)	—
Time deposits	(5,330,239)	(5,360,561)	—	(5,360,561)	—
Deposits at Cayman Islands office	(366,164)	(366,164)	—	(366,164)	—
Short-term borrowings	(975,575)	(975,575)	—	(975,575)	—
Long-term borrowings	(5,687,868)	(5,784,700)	—	(5,784,700)	—
Accrued interest payable	(67,523)	(67,523)	—	(67,523)	—
Trading account liabilities	(430,101)	(430,101)	—	(430,101)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$34,051	$34,051	$—	$—	$34,051
Commitments to sell real estate loans	(12,857)	(12,857)	—	(12,857)	—
Other credit-related commitments	(127,616)	(127,616)	—	—	(127,616)
Interest rate swap agreements used for interest rate risk management	149,947	149,947	—	149,947	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

	December 31, 2011
	Carrying amount	Estimated fair value
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,452,397	$1,452,397
Interest-bearing deposits at banks	154,960	154,960
Trading account assets	561,834	561,834
Investment securities	7,673,154	7,608,008
Loans and leases:
Commercial loans and leases	15,734,436	15,507,342
Commercial real estate loans	24,411,114	24,024,585
Residential real estate loans	7,923,165	7,782,935
Consumer loans	12,027,290	11,869,813
Allowance for credit losses	(908,290)	—

Loans and leases, net	59,187,715	59,184,675
Accrued interest receivable	222,618	222,618
Financial liabilities:
Noninterest-bearing deposits	$(20,017,883)	$(20,017,883)
Savings deposits and NOW accounts	(32,913,309)	(32,913,309)
Time deposits	(6,107,530)	(6,133,806)
Deposits at Cayman Islands office	(355,927)	(355,927)
Short-term borrowings	(782,082)	(782,082)
Long-term borrowings	(6,686,226)	(6,720,174)
Accrued interest payable	(67,900)	(67,900)
Trading account liabilities	(434,559)	(434,559)
Other financial instruments:
Commitments to originate real estate loans for sale	$6,923	$6,923
Commitments to sell real estate loans	(3,498)	(3,498)
Other credit-related commitments	(109,828)	(109,828)
Interest rate swap agreements used for interest rate risk management	147,302	147,302

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

	June 30, 2012	December 31, 2011
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$6,369,114	6,393,332
Commercial real estate loans to be sold	134,471	177,982
Other commercial real estate and construction	3,138,855	2,818,071
Residential real estate loans to be sold	771,278	182,474
Other residential real estate	438,197	129,466
Commercial and other	10,004,023	10,442,754
Standby letters of credit	3,811,819	3,930,271
Commercial letters of credit	56,725	44,981
Financial guarantees and indemnification contracts	1,895,755	1,903,254
Commitments to sell real estate loans	1,068,940	635,899

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $1.8 billion at each of June 30, 2012 and December 31, 2011.

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

The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $71 million at June 30, 2012. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $42 million at June 30, 2012. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. Management believes that any reinsurance losses that may be payable by the Company will not be material to the Company’s consolidated financial position.

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At June 30, 2012, management believes that any remaining liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.

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

Information about the Company’s segments is presented in the following table:

	Three months ended June 30
	2012			2011
	Total revenues (a)	Inter- segment revenues	Net income (loss)	Total revenues (a)	Inter- segment revenues	Net income (loss)
	(in thousands)
Business Banking	$109,318	1,099	37,085	104,012	971	26,584
Commercial Banking	248,754	1,731	99,623	228,564	1,190	95,111
Commercial Real Estate	168,083	396	80,498	134,066	448	65,058
Discretionary Portfolio	(11,807)	(20,616)	(14,757)	112,383	(4,419)	58,362
Residential Mortgage Banking	109,995	37,455	25,994	58,305	8,699	5,966
Retail Banking	313,994	3,198	58,191	311,484	2,967	54,645
All Other	101,296	(23,263)	(53,254)	139,044	(9,856)	16,632

Total	$1,039,633	—	233,380	1,087,858	—	322,358

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14.	Segment information, continued

	Six months ended June 30
	2012			2011
	Total revenues (a)	Inter- segment revenues	Net income (loss)	Total revenues (a)	Inter- segment revenues	Net income (loss)
	(in thousands)
Business Banking	$221,294	2,191	72,418	$203,789	1,933	52,884
Commercial Banking	486,216	3,271	202,719	442,176	2,356	183,442
Commercial Real Estate	321,627	829	149,129	259,372	804	114,068
Discretionary Portfolio	(12,967)	(35,397)	(22,998)	154,866	(12,206)	74,489
Residential Mortgage Banking	203,037	71,896	49,511	116,153	19,006	10,751
Retail Banking	620,842	6,090	106,848	606,532	5,954	107,371
All Other	196,696	(48,880)	(117,784)	188,194	(17,847)	(14,374)

Total	$2,036,745	—	439,843	$1,971,082	—	528,631

	Average total assets
	Six months ended June 30		Year ended December 31
	2012	2011	2011
	(in millions)
Business Banking	$4,932	4,861	5,192
Commercial Banking	19,455	16,856	17,650
Commercial Real Estate	16,316	14,227	15,025
Discretionary Portfolio	16,136	14,012	14,170
Residential Mortgage Banking	2,200	1,940	1,958
Retail Banking	11,791	11,776	11,940
All Other	8,226	6,590	8,042

Total	$79,056	70,262	73,977

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $6,645,000 and $6,468,000 for the three-month periods ended June 30, 2012 and 2011, respectively, and $13,350,000 and $12,795,000 for the six-month periods ended June 30, 2012 and 2011, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15.	Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage lender. M&T recognizes income or loss from BLG using the equity method of accounting. The carrying value of that investment was $104 million at June 30, 2012.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for small-balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $4.2 billion and $4.4 billion at June 30, 2012 and December 31, 2011, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $12 million at June 30, 2012 and $16 million at December 31, 2011. In addition, capitalized servicing rights at June 30, 2012 and December 31, 2011 also included $3 million and $5 million, respectively, for servicing rights that were obtained from Bayview Financial related to residential mortgage loans with outstanding principal balances of $2.9 billion at June 30, 2012 and $3.1 billion at December 31, 2011. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances totaling $12.3 billion and $13.1 billion at June 30, 2012 and December 31, 2011. Revenues from servicing residential and small-balance commercial mortgage loans obtained from BLG and Bayview Financial were $11 million and $10 million for the three months ended June 30, 2012 and 2011, respectively, and $23 million and $21 million for the six months ended June 30, 2012 and 2011, respectively. In addition, at June 30, 2012 and December 31, 2011, the Company held $12 million and $15 million, respectively, of collateralized mortgage obligations in its available-for-sale investment securities portfolio that were securitized by Bayview Financial. Finally, the Company held $255 million and $269 million of similar investment securities in its held-to-maturity portfolio at June 30, 2012 and December 31, 2011, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income for M&T Bank Corporation (“M&T”) in the second quarter of 2012 was $233 million or $1.71 of diluted earnings per common share, compared with $322 million or $2.42 of diluted earnings per common share in the second quarter of 2011. During the first quarter of 2012, net income totaled $206 million or $1.50 of diluted earnings per common share. Basic earnings per common share were $1.71 in the recent quarter, compared with $2.43 in the second quarter of 2011 and $1.50 in the initial 2012 quarter. The after-tax impact of net acquisition and integration-related gains and expenses (included herein as merger-related expenses) resulted in expenses of $4 million ($7 million pre-tax) or $.03 of basic and diluted earnings per common share in the second quarter of 2012, compared with a gain of $42 million ($28 million pre-tax) or $.33 of basic and diluted earnings per common share in the year-earlier quarter and expenses of $2 million ($3 million pre-tax), or $.01 of basic and diluted earnings per common share in the first quarter of 2012. Such gains and expenses were associated with M&T’s May 16, 2011 acquisition of Wilmington Trust Corporation (“Wilmington Trust”), headquartered in Wilmington, Delaware. For the first six months of 2012, net income totaled $440 million or $3.20 of diluted earnings per common share, compared with $529 million or $4.02 of diluted earnings per common share in the first half of 2011. Basic earnings per common share for the six-month periods ended June 30, 2012 and 2011 were $3.21 and $4.04, respectively. The after-tax impact of merger-related gains and expenses during the first six months of 2012 was expenses of $6 million ($10 million pre-tax), or $.05 of basic and diluted earnings per common share, compared with a gain of $39 million ($24 million pre-tax) or $.32 of basic and diluted earnings per common share during the six-month period ended June 30, 2011.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the recent quarter was 1.17%, compared with 1.78% in the second quarter of 2011 and 1.06% in the first quarter of 2012. The annualized rate of return on average common shareholders’ equity was 10.12% in the second quarter of 2012, compared with 14.94% in the year-earlier quarter and 9.04% in the first three months of 2012. During the six-month period ended June 30, 2012, the annualized rates of return on average assets and average common shareholders’ equity were 1.12% and 9.58%, respectively, compared with 1.52% and 12.62%, respectively, in the first half of 2011.

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

Reflected in the Company’s results for the three months ended June 30, 2011 were gains from the sale of investment securities available for sale, predominantly residential mortgage-backed securities guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), collateralized debt obligations (“CDOs”) and capital preferred securities. Such gains increased net income in that quarter by $67 million ($111 million before taxes), or $.54 of diluted earnings per common share. Reflected in the Company’s results for the initial three months of 2011 were gains from the sale of investment securities, predominantly residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac. Such gains increased net income in that quarter by $24 million ($39 million before taxes), or $.20 of diluted earnings per common share. The Company sold the securities in response to the Wilmington Trust acquisition in order to reposition the investment portfolio and to manage its forecasted balance sheet size and resultant capital ratios.

The condition of the domestic and global economy over the last several years has significantly impacted the financial services industry as a whole, and specifically, the financial results of the Company. In particular, high unemployment levels and significantly depressed residential real estate valuations have led to increased loan charge-offs experienced by financial institutions throughout that time period. In addition, many financial institutions have continued to experience unrealized losses related to investment securities backed by residential and commercial real estate due to a lack of liquidity in the financial markets and anticipated credit losses. Many financial institutions, including the Company, have taken charges for those unrealized losses that were deemed to be other than temporary. Also negatively impacting the financial results of financial institutions during 2011 and the first half of 2012, including the Company, has been a series of new regulations, resulting in higher assessments by the FDIC and other regulators and lower fee income.

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

January 1, 2009, and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

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

Many aspects of the Dodd-Frank Act still remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on M&T, its customers or the financial services industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees directly impact the net income of financial institutions. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of M&T and M&T Bank, the principal banking subsidiary of M&T, could require M&T and M&T Bank to further seek other sources of capital in the future.

A further discussion of other provisions of the Dodd-Frank Act is included in Part II, Item 7 of the Company’s Form 10-K for the year ended December 31, 2011.

Supplemental Reporting of Non-GAAP Results of Operations

As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.7 billion at each of June 30, 2012, June 30, 2011 and December 31, 2011. Included in such intangible assets was goodwill of $3.5 billion at each of those dates. Amortization of core deposit and other intangible assets, after tax effect, was $10 million ($.08 per diluted common share) during each of the two most recent quarters, compared with $9 million ($.07 per diluted common share) during the second quarter of 2011. For the six-month periods ended June 30, 2012 and 2011, amortization of core deposit and other intangible assets, after tax effect, totaled $20 million ($.16 per diluted common share) and $16 million ($.13 per diluted common share), respectively.

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

Net operating income totaled $247 million in the second quarter of 2012, compared with $289 million in the similar 2011 quarter. Diluted net operating earnings per common share for the recent quarter were $1.82, compared with $2.16 in the second quarter of 2011. Net operating income and diluted net operating earnings per common share were $218 million and $1.59, respectively, in the first three months of 2012. For the first half of 2012, net operating income and diluted net operating earnings per common share were $466 million and $3.41, respectively, compared with $506 million and $3.83, respectively, in the corresponding 2011 period.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.30%, compared with 1.69% and 1.18% in the second quarter of 2011 and first quarter of 2012, respectively. Net operating income expressed as an annualized return on average tangible common equity was 18.54% in the recently completed quarter, compared with 24.24% and 16.79% in the quarters ended June 30, 2011 and March 31, 2012, respectively. For the first six months of 2012, net operating income represented an annualized return on average tangible assets and average tangible common shareholders’ equity of 1.24% and 17.68%, respectively, compared with 1.53% and 22.30%, respectively, in the six-month period ended June 30, 2011.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income aggregated $655 million in the second quarter of 2012, up 10% from $593 million in the year-earlier quarter. That improvement reflects a $7.1 billion or 11% rise in average earning assets as compared with the second quarter of 2011, partially offset by a 1 basis point (hundredths of one percent) narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. Contributing to the increase in average earning assets was the impact of the acquisition of Wilmington Trust, which added approximately $9.6 billion of such assets on the May 16, 2011 acquisition date. Taxable-equivalent net interest income was increased by $14 million during the recent quarter, resulting from an improvement in estimated cash flows associated with acquired loans. Stabilizing economic conditions and better than expected repayments resulted in an approximate 1% increase, or $109 million, in projected cash flows, which will be recognized as interest income over the remaining terms of the acquired loans. The positive impact the increase in net interest income had on net interest margin in the second quarter of 2012 as compared with the year-earlier quarter was more than offset by the impact on net interest margin of the Wilmington Trust acquisition and the effect of declining interest rates on yields earned on loans, partially offset by lower rates paid on deposits. Taxable-equivalent net interest income in the recent quarter was 4% above the $627 million recorded in the first quarter of 2012. That improvement reflects a $2.1 billion increase in average earning assets and a five basis point widening of the net interest margin, predominantly due to the impact of the improvement in cash flows on acquired loans in the recent quarter.

For the first six months of 2012, taxable-equivalent net interest income was $1.28 billion, 10% higher than $1.17 billion in the similar 2011 period. That increase was largely attributable to higher average earning assets, which rose $8.0 billion or 13% from $61.4 billion in the first half of 2011 to $69.4 billion in the first six months of 2012, partially offset by a 12 basis point narrowing of the net interest margin. Contributing to the growth in average earning assets were earning assets obtained in the acquisition of Wilmington Trust on May 16, 2011, higher balances of commercial loans and commercial real estate loans due to increased demand for such loans, and higher residential real estate loan balances resulting from the Company’s decision to retain more of such loans rather than selling them. The narrowing of the net interest margin reflects the effect of declining interest rates on yields earned on loans, partially offset by lower rates paid on deposits.

Average loans and leases rose $6.4 billion, or 11%, to $61.8 billion in the second quarter of 2012 from $55.5 billion in the year-earlier quarter. Loans obtained in the Wilmington Trust acquisition added approximately $5.1 billion and $3.2 billion to average loans in the second quarters of 2012 and 2011, respectively. Those loans totaled $6.4 billion on the May 16, 2011 acquisition date and consisted of approximately $1.4 billion of commercial loans and leases, $3.2 billion of commercial real estate loans, $680 million of residential real estate loans and $1.1 billion of consumer loans. Commercial loans and leases averaged $16.1 billion in the second quarter of 2012, up $1.5 billion or 10% from $14.6 billion in the year-earlier quarter. Average commercial real estate loans rose $2.3 billion, or 10%, to $24.7 billion in the recent quarter from $22.5 billion in the second quarter of 2011. The growth in commercial loans and leases and commercial real estate loans reflects the impact of loans obtained in the acquisition of Wilmington Trust and higher loan demand by customers. Average residential real estate loans outstanding increased $2.7 billion, or 41%, to $9.2 billion in the second quarter of 2012 from the $6.6 billion averaged in the year-earlier quarter. Included in that portfolio were loans held for sale, which averaged $281 million in the recent quarter, compared with $229 million in the second quarter of 2011. Excluding loans held for sale, average residential real estate loans increased $2.6 billion from the second quarter of 2011 to the second quarter of 2012. That growth was largely due to the Company’s decision during the third quarter of 2011 to retain for portfolio a higher proportion of originated loans rather than selling them. Average consumer loans totaled $11.8 billion in each of the second quarters of 2012 and 2011. The growth resulting from loans obtained in the Wilmington Trust acquisition was predominantly offset by lower average balances of automobile and home equity loans (excluding acquired Wilmington Trust loans).

Average loan balances in the recent quarter rose $1.3 billion, or 2%, from the first quarter of 2012. Reflecting increased loan demand, average outstanding commercial loan and lease balances increased $372 million, or 2%, and average outstanding balances of commercial real estate loans rose $178 million, or 1%. Residential real estate loans increased $930 million, or 11%, due to the continued practice of retaining the majority of such loans for portfolio rather than selling them. Average consumer loans decreased $138 million, or 1%, from 2012’s first quarter as the Company has decided it does not want to pursue growth in certain of those portfolios, including indirect automobile loans and home equity loans outside of the Company’s footprint. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

Dollars in millions

		Percent increase (decrease) from
	2nd Qtr. 2012	2nd Qtr. 2011	1st Qtr. 2012
Commercial, financial, etc.	$16,104	10%	2%
Real estate – commercial	24,737	10	1
Real estate – consumer	9,216	41	11
Consumer
Automobile	2,589	(5)	(3)
Home equity lines	5,942	1	(1)
Home equity loans	584	(20)	(8)
Other	2,654	9	2

Total consumer	11,769	—	(1)

Total	$61,826	11%	2%

For the first half of 2012, average loans and leases totaled $61.2 billion, $7.4 billion or 14% above $53.7 billion in the corresponding period of 2011. Loans obtained in the Wilmington Trust acquisition, increased demand for commercial loans and commercial real estate loans, and the retention of a majority of originated residential real estate loans for portfolio were the main factors for that increase. Loans obtained in the acquisition of Wilmington Trust averaged $5.2 billion and $1.6 billion in the first half of 2012 and 2011, respectively.

The investment securities portfolio averaged $7.3 billion in the second quarter of 2012, up $876 million from $6.4 billion in the year-earlier quarter. That increase was largely the result of the impact of purchases during the second and third quarters of 2011 of residential mortgage-backed securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and Fannie Mae that totaled $2.1 billion, offset in part by maturities, paydowns and sales of other mortgage-backed securities. The Wilmington Trust acquisition added approximately $510 million to the investment securities portfolio on the May 16, 2011 acquisition date. Average investment securities in the recent quarter were down $236 million from $7.5 billion in the initial 2012 quarter, largely due to maturities and paydowns of mortgage-backed securities, partially offset by the impact of recent quarter purchases of residential mortgage-backed securities guaranteed by Freddie Mac of $250 million. For the first six months of 2012 and 2011, investment securities averaged $7.4 billion and $6.8 billion, respectively. The investment securities portfolio is largely comprised of residential mortgage-backed securities and CMOs, debt securities issued by municipalities, trust preferred securities issued by certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to the risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination. Near the end of the first quarter of 2011, the Company sold certain residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac that were held in the available-for-sale portfolio. Those securities had an amortized cost of approximately $484 million. During the second quarter of 2011, the Company sold certain residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, collateralized debt obligations and trust preferred securities, all held in the available-for-sale portfolio, with an amortized cost of $1.21 billion. The purchase of $1.2 billion of residential mortgage-backed securities guaranteed by Ginnie Mae during 2011’s second quarter provided a replenishment of the investment securities portfolio at an improved regulatory capital risk-weighting.

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” Other-than-temporary impairment charges recognized during the quarters ended June 30, 2012, June 30, 2011 and March 31, 2012 were $16 million, $27 million and $11 million, respectively. Such impairment charges related to certain privately issued CMOs backed by residential and commercial real estate loans. Persistently high unemployment, depressed real estate values and the resulting increased loan delinquencies and foreclosures were significant factors contributing to the recognition of the other-than-temporary impairment charges related to the CMOs. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-earning deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $1.4 billion in the recent quarter, compared with $1.5 billion and $397 million in the second quarter of 2011 and the first quarter of 2012, respectively. Interest-bearing deposits at banks averaged $1.2 billion in the second quarter of 2012, compared with $804 million in the year-earlier period and $301 million in the initial 2012 quarter. Also reflected in other earning assets in the second quarter of 2011 were purchases of investment securities under agreements to resell, which averaged $613 million. The resell agreements in the second quarter of 2011 resulted from the need to fulfill collateral requirements associated with certain municipal deposits. Agreements to resell securities, which totaled $380 million at June 30, 2011, are accounted for similar to collateralized loans, with changes in market value of the collateral monitored by the Company to ensure sufficient coverage. There were no such agreements outstanding at June 30, 2012 or December 31, 2011. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.

As a result of the changes described herein, average earning assets totaled $70.4 billion in the recent quarter, compared with $63.4 billion in the corresponding quarter of 2011 and $68.4 billion in the first quarter of 2012. Average earning assets totaled $69.4 billion and $61.4 billion during the six-month periods ended June 30, 2012 and 2011, respectively.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit of $250,000 or less generated on a nationwide basis by Wilmington Trust, National Association (“Wilmington Trust, N.A.”), a wholly owned bank subsidiary of M&T that was formerly named M&T Bank, National Association, were also included in core deposits. Average core deposits aggregated $58.7 billion in the second quarter of 2012, up 16% from $50.5 billion in the year-earlier quarter and 4% higher than $56.2 billion in the first quarter of 2012. The Wilmington Trust acquisition added approximately $6.6 billion of core deposits on May 16, 2011. In addition to the impact of the Wilmington Trust acquisition, contributing to the growth in core deposits from the second quarter of 2011 were the lack of attractive alternative investments available to the Company’s customers resulting from lower interest rates and from the economic environment in the U.S. and higher balances held on behalf of trust customers. The recent quarter’s increase in average core deposits as compared with the immediately preceding quarter relects higher balances held on behalf of trust customers. The low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have increased. The following table provides an analysis of quarterly changes in the components of average core deposits. For the six-month periods ended June 30, 2012 and 2011, core deposits averaged $57.5 billion and $48.4 billion, respectively.

AVERAGE CORE DEPOSITS

Dollars in millions

		Percent increase (decrease) from
	2nd Qtr. 2012	2nd Qtr. 2011	1st Qtr. 2012
NOW accounts	$817	15%	1%
Savings deposits	32,191	12	3
Time deposits $250,000 or less	4,317	(13)	(4)
Noninterest-bearing deposits	21,401	32	9

Total	$58,726	16%	4%

Additional funding sources for the Company included branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits. Time deposits over $250,000, excluding brokered certificates of deposit, averaged $419 million in the second quarter of 2012, compared with $484 million and $495 million in the second quarter of 2011 and the initial quarter of 2012, respectively. Cayman Islands office deposits averaged $457 million, $819 million and $495 million for the three-month periods ended June 30, 2012, June 30, 2011 and March 31, 2012, respectively. Brokered time deposits averaged $808 million in the recent quarter, compared with $1.2 billion in the year-earlier quarter and $973 million in the first quarter of 2012. Brokered time deposits obtained in the acquisition of Wilmington Trust totaled $1.4 billion on May 16, 2011. The Company also had brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged $1.1 billion during each of the first two quarters of 2012, compared with $1.4 billion during the second quarter of 2011. The levels of brokered NOW and brokered money-market deposit accounts reflect the demand for such deposits, largely resulting from continued uncertain economic markets and the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. While the level of Cayman Islands office deposits and brokered deposits are reflective of customer demand, the Company used such deposits in the past as alternatives to short-term borrowings. Additional amounts of Cayman Islands office deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve and others as sources of funding. Average short-term borrowings totaled $875 million in the recent quarter, compared with $707 million in the second quarter of 2011 and $828 million in the first quarter of 2012. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $716 million and $548 million in the second quarters of 2012 and 2011, respectively, compared with $628 million in the initial quarter of 2012. Overnight federal funds borrowings represented the largest component of short-term borrowings and totaled $821 million at June 30, 2012, $290 million at June 30, 2011 and $590 million at December 31, 2011.

Long-term borrowings averaged $6.1 billion in the recent quarter, compared with $7.1 billion in the second quarter of 2011 and $6.5 billion in the initial quarter of 2012. Included in average long-term borrowings were amounts borrowed from the Federal Home Loan Bank (“FHLB”) of New York, the FHLB of Atlanta and the FHLB of Pittsburgh of $1.1 billion and $2.0 billion in the second quarters of 2012 and 2011, respectively, and $1.4 billion in the first quarter of 2012, and subordinated capital notes of $2.2 billion in the three-month periods ended March 31 and June 30, 2012, compared with $2.0 billion in the second quarter of 2011. Subordinated capital notes assumed in connection with the Wilmington Trust acquisition totaled $450 million at May 16, 2011. On July 2, 2012, the Company redeemed $400 million of subordinated capital notes of M&T Bank that were due to mature in 2013, as such notes do not qualify as regulatory capital during the one-year period before their contractual maturity date. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of June 30, 2012, interest rate swap agreements were used to hedge approximately $900 million of fixed rate subordinated notes. Further information on interest rate swap agreements is provided in note 10 of Notes to Financial Statements. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.2 billion in each of the quarters ended June 30, 2012, June 30, 2011 and March 31, 2012. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.4 billion during each of the two most recent quarters, compared with $1.6 billion in the second quarter of

2011. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.49% in the second quarter of 2012, compared with 3.51% in the year-earlier quarter. The yield on earning assets during the recent quarter was 4.25%, down 15 basis points from 4.40% in the second quarter of 2011, while the rate paid on interest-bearing liabilities declined 13 basis points to .76% from .89% in the second quarter of 2011. In the first quarter of 2012, the net interest spread was 3.44%, the yield on earning assets was 4.24% and the rate paid on interest-bearing liabilities was .80%. For the first six months of 2012, the net interest spread was 3.46%, down 13 basis points from the corresponding 2011 period. The yield on earning assets and the rate paid on interest-bearing liabilities were 4.24% and .78%, respectively, during the first six months of 2012, compared with 4.49% and .90%, respectively, in the similar 2011 period. The narrowing of the net interest spread in the recent period reflects the impact of the Wilmington Trust acquisition and the effect of declining interest rates on yields earned on loans, partially offset by lower rates paid on deposits.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $23.3 billion in the recent quarter, compared with $17.3 billion in the second quarter of 2011 and $21.4 billion in the initial 2012 quarter. The significant increases in net interest-free funds in the two most recent quarters as compared with the second quarter of 2011 were predominantly the result of higher average balances of noninterest-bearing deposits, including balances on deposit for trust customers. Such deposits averaged $21.4 billion, $16.2 billion and $19.6 billion in the quarters ended June 30, 2012, June 30, 2011 and March 31, 2012, respectively. In connection with the Wilmington Trust acquisition, the Company added noninterest-bearing deposits totaling $2.0 billion at the acquisition date. During the first six months of 2012 and 2011, average net interest-free funds aggregated $22.4 billion and $16.4 billion, respectively. Goodwill and core deposit and other intangible assets averaged $3.7 billion during each of the quarters ended June 30, 2012, June 30, 2011 and March 31, 2012. Core deposit and other intangible assets added from the Wilmington Trust acquisition were $112 million on May 16, 2011. There was no goodwill recorded as a result of that acquisition. The cash surrender value of bank owned life insurance averaged $1.6 billion in each of the two most recent quarters, compared with $1.5 billion in the second quarter of 2011. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .25% in each of the two most recent quarters, compared with .24% in the second quarter of 2011. That contribution for the first six months of 2012 and 2011 was .25% and .24%, respectively.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.74% in the recent quarter, compared with 3.75% in the year-earlier quarter and 3.69% in the first quarter of 2012. During the first six months of 2012 and 2011, the net interest margin was 3.71% and 3.83%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $900 million at each of June 30, 2012, June 30, 2011, December 31, 2011 and March 31, 2012. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended June 30, 2012 and 2011 and the quarter ended March 31, 2012 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $150 million at June 30, 2012, $106 million at June 30, 2011, $140 million at March 31, 2012 and $147 million at December 31, 2011. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of June 30, 2012 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $69 million of collateral with the Company.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 6.07% and 2.01%, respectively, at June 30, 2012. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

Dollars in thousands

	Three months ended June 30
	2012		2011
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(9,069)	(.08)	(9,491)	(.08)

Net interest income/margin	$9,069	.05%	$9,491	.06%

Average notional amount	$900,000		$900,000

Rate received(b)		6.11%		6.09%
Rate paid(b)		2.05%		1.86%

	Six months ended June 30
	2012		2011
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(18,058)	(.08)	(19,005)	(.09)

Net interest income/margin	$18,058	.05%	$19,005	.06%

Average notional amount	$900,000		$900,000

Rate received(b)		6.11%		6.12%
Rate paid(b)		2.07%		1.86%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

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

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $821 million, $290 million and $590 million at June 30, 2012, June 30, 2011 and December 31, 2011, respectively. In general, those borrowings were unsecured and matured on the next business day. As previously noted, Cayman Islands office deposits and brokered certificates of deposits have been used by the Company as an alternative to short-term borrowings. Cayman Islands office deposits also generally mature on the next business day and totaled $366 million at June 30, 2012, $552 million at June 30, 2011 and $356 million at December 31, 2011. Outstanding brokered time deposits at June 30, 2012, June 30, 2011 and December 31, 2011 were $748 million, $1.9 billion and $1.0 billion, respectively. Brokered time deposits assumed in the Wilmington Trust transaction totaled $1.4 billion at the acquisition date. At June 30, 2012, the weighted-average remaining term to maturity of brokered time deposits was 10 months. Certain of these brokered time deposits have provisions that allow for early redemption. The Company also has brokered NOW and brokered money-market deposit accounts which aggregated $1.0 billion, $1.4 billion and $1.1 billion at June 30, 2012, June 30, 2011 and December 31, 2011, respectively.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $13 million and $29 million at June 30, 2012 and 2011, respectively, and $40 million at December 31, 2011. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.9 billion at each of June 30, 2012, June 30, 2011 and December 31, 2011. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at June 30, 2012 approximately $630 million was available for payment of dividends to M&T from banking subsidiaries. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 5 of Notes to Financial Statements. The $300 million 5.375% senior notes of M&T that were issued in 2007 matured and were repaid in May 2012. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, on which there were no borrowings outstanding at June 30, 2012 or at December 31, 2011.

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

The accompanying table as of June 30, 2012 and December 31, 2011 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

Dollars in thousands

	Calculated increase (decrease) in projected net interest income
Changes in interest rates	June 30, 2012	December 31, 2011
+200 basis points	$114,637	117,826
+100 basis points	62,860	64,103
-100 basis points	(55,908)	(62,055)
-200 basis points	(79,921)	(83,369)

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

The notional amounts of interest rate contracts entered into for trading purposes totaled $15.0 billion at June 30, 2012, compared with $13.4 billion at June 30, 2011 and $13.9 billion at December 31, 2011. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $1.4 billion at each of June 30, 2012 and December 31, 2011, and were $1.0 billion at June 30, 2011. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities totaled $545 million and $430 million, respectively, at June 30, 2012, $503 million and $366 million, respectively, at June 30, 2011, and $562 million and $435 million, respectively, at December 31, 2011. Included in trading account assets were assets related to deferred compensation plans totaling $34 million at each of June 30, 2012 and December 31, 2011, and $36 million at June 30, 2011. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at June 30, 2012 and 2011 were $31 million and $34 million, respectively, of liabilities related to deferred compensation plans, while at December 31, 2011 liabilities related to deferred compensation plans totaled $32 million. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

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

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the second quarter of 2012 was $60 million, compared with $63 million in the year-earlier quarter and $49 million in the first quarter of 2012. For the six-month periods ended June 30, 2012 and 2011, the provision for credit losses was $109 million and $138 million, respectively. While the Company has experienced improvement in its credit metrics during the past two years, generally declining real estate valuations and higher than normal levels of delinquencies and charge-offs have significantly affected the quality of the Company’s residential real estate–related loan portfolios. Specifically, the Company’s alternative (“Alt-A”) residential real estate loan portfolio and its residential real estate builder and developer loan portfolio experienced the majority of the credit problems related to the turmoil in the residential real estate market place. Alt-A loans represent residential real estate loans that at origination typically included some form of limited borrower documentation requirements as compared with more traditional residential real estate loans. Loans in the Company’s Alt-A portfolio were originated by the Company prior to 2008. The Company also experienced increased levels of commercial and consumer loan charge-offs over the past three years due to, among other things, higher unemployment levels and the recessionary economy.

Net loan charge-offs were $52 million in the recent quarter, compared with $59 million in the second quarter of 2011 and $48 million in the initial 2012 quarter. Net charge-offs as an annualized percentage of average loans and leases were .34% in the second quarter of 2012, compared with .43% and .32% in the quarters ended June 30, 2011 and March 31, 2012, respectively. Net charge-offs for the six-month period ended June 30 aggregated $100 million in 2012 and $133 million in 2011, representing .33% and .50%, respectively, of average loans and leases. A summary of net charge–offs by loan type follows:

NET CHARGE-OFFS

BY LOAN/LEASE TYPE

In thousands

	2012
	1st Qtr.	2nd Qtr.	Year to-date
Commercial, financial, etc.	$4,870	13,648	18,518
Real estate:
Commercial	8,823	11,724	20,547
Residential	10,844	9,619	20,463
Consumer	23,747	16,987	40,734

	$48,284	51,978	100,262

	2011
	1st Qtr.	2nd Qtr.	Year to-date
Commercial, financial, etc.	$11,862	12,650	24,512
Real estate:
Commercial	24,230	12,731	36,961
Residential	14,666	13,839	28,505
Consumer	23,480	19,894	43,374

	$74,238	59,114	133,352

Included in net charge-offs of commercial real estate loans were net charge-offs of loans to residential homebuilders and developers of $11 million and $6 million for the quarters ended June 30, 2012 and June 30, 2011, and $3 million for the quarter ended March 31, 2012. Reflected in net charge-offs of residential real estate loans were net charge-offs of Alt-A first mortgage loans of $5 million in the second quarter of 2012, compared with $8 million in the year-earlier quarter and $6 million in the first quarter of 2012. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended June 30, 2012, June 30, 2011 and March 31, 2012, respectively, of: automobile loans of $2 million, $5 million and $4 million; recreational vehicle loans of $4 million, $5 million and $5 million; and home equity loans and lines of credit, including Alt-A second lien loans, of $7 million, $8 million and $9 million. Including both first and second lien mortgages, net charge-offs of Alt-A loans totaled $6 million for the quarter ended June 30, 2012, $9 million for the quarter ended June 30, 2011 and $7 million for the quarter ended March 31, 2012.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The excess of cash flows expected at acquisition over the estimated fair value is being recognized as interest income over the lives of loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet. The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans obtained in acquisitions subsequent to 2008 was $7.1 billion, $9.3 billion, $8.2 billion and $7.8 billion at June 30, 2012, June 30, 2011, December 31, 2011 and March 31, 2012, respectively. The portion of the nonaccretable balance related to remaining principal losses as well as life-to-date principal losses charged against the nonaccretable balance as of June 30, 2012 and December 31, 2011 are presented in the accompanying table.

	Nonaccretable balance-principal
	Remaining balance		Life-to-date charges
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(in thousands)
Commercial, financing, leasing, etc.	$47,383	56,059	59,705	55,086
Commercial real estate	342,517	470,788	243,778	208,770
Residential real estate	47,342	66,424	39,273	29,983
Consumer	68,336	93,734	52,807	42,424

Total	$505,578	687,005	395,563	336,263

The Company regularly reviews its cash flow projections for acquired loans, including its estimates of lifetime principal losses. In general, based on stabilizing economic conditions and the Company’s success at restructuring several large acquired loans, the estimates of cash flows expected to be generated by acquired loans have increased by approximately 1%, or $109 million. The improvement reflects lower estimated lifetime principal losses of approximately $967 million, largely driven by a $108 million decrease in expected lifetime principal losses in the acquired commercial real estate portfolios. The increases in projected cash flows, including both the $122 million of principal referred to above and interest payments related thereto, resulted in a $140 million transfer from the nonaccretable balance to the accretable yield. That transfer added $14 million to interest income on the Company’s $7.1 billion acquired loan portfolio for the quarter ended June 30, 2012. Other changes in expected cash flows, including changes in interest rates and prepayments, reduced the accretable yield by approximately $31 million in the recent quarter, but had no impact on the nonaccretable balance.

Nonaccrual loans totaled $968 million or 1.54% of total loans and leases outstanding at June 30, 2012, compared with $1.12 billion or 1.91% at June 30, 2011, $1.10 billion or 1.83% at December 31, 2011, and $1.07 billion or 1.75% at March 31, 2012.

Accruing loans past due 90 days or more (excluding acquired loans) were $275 million or .44% of total loans and leases at June 30, 2012, compared with $240 million or .41% at June 30, 2011, $288 million or .48% at December 31, 2011 and $273 million or .45% at March 31, 2012. Those loans included loans guaranteed by government-related entities of $255 million at June 30, 2012, $206 million at June 30, 2011 and $253 million at each of December 31, 2011 and March 31, 2012. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government–related entities and totaled $242 million at June 30, 2012, $195 million at June 30, 2011, and $241 million at each of December 31, 2011 and March 31, 2012.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $561 million at June 30, 2012, or approximately 1% of total loans. Of that amount, $523 million related to the Wilmington Trust acquisition. Purchased impaired loans totaled $653 million at December 31, 2011. The decline in such loans during the first half of 2012 was predominantly the result of payments received from customers.

Acquired accruing loans past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Reflecting the impact of the Wilmington Trust acquisition, such loans were $162 million at June 30, 2012, compared with $228 million at June 30, 2011 and $164 million at December 31, 2011.

In an effort to assist borrowers, the Company modified the terms of select loans. If the borrower was experiencing financial difficulty and a concession was granted, the Company considers such modifications as troubled debt restructurings. Loan modifications included such actions as the extension of loan maturity dates and the lowering of interest rates and monthly payments. The objective of the modifications was to increase loan repayments by customers and thereby reduce net charge-offs. In accordance with GAAP, the modified loans are included in impaired loans for purposes of determining the level of the allowance for credit losses. Information about modifications of loans that are considered troubled debt restructurings is included in note 4 of Notes to Financial Statements.

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, M&T has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $154 million, $129 million and $143 million at June 30, 2012, June 30, 2011 and December 31, 2011, respectively.

Nonaccrual commercial loans and leases totaled $153 million at June 30, 2012, $151 million at June 30, 2011, $164 million at December 31, 2011 and $155 million at March 31, 2012. Nonaccrual commercial real estate loans aggregated $440 million at June 30, 2012, $610 million at June 30, 2011, $559 million at December 31, 2011 and $542 million at March 31, 2012. Reflected in such nonaccrual loans were loans to residential homebuilders and developers totaling $240 million and $317 million at June 30, 2012 and June 30, 2011, $281 million at December 31, 2011 and $267 million at March 31, 2012. The decline in commercial real estate loans classified as nonaccrual at June 30, 2012 as compared with the respective quarter-ends noted was largely attributable to the impact of a recent quarter payoff of a $58 million commercial construction loan to an owner/operator of retirement and assisted living facilities, other payments received, and charge-offs of commercial real estate loans. Information about the location of nonaccrual and charged–off loans to residential real estate builders and developers as of and for the three-month period ended June 30, 2012 is presented in the accompanying table.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

	June 30, 2012			Quarter ended June 30, 2012
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances(a)	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
New York	$157,558	$17,529	11.13%	$416	.98%
Pennsylvania	258,121	76,031	29.46	(22)	(.03)
Mid-Atlantic	800,006	138,875	17.36	10,310	5.17
Other	182,070	20,638	11.34	175	.39

Total	$1,397,755	$253,073	18.11%	$10,879	3.11%

(a)	Includes approximately $64 million of loans not secured by real estate, of which approximately $13 million are in nonaccrual status.

Residential real estate loans classified as nonaccrual were $276 million at each of June 30, 2012 and June 30, 2011, $278 million at December 31, 2011 and $277 million at March 31, 2012. Depressed real estate values and high levels of delinquencies have contributed to the higher than historical levels of residential real estate loans classified as nonaccrual and to the elevated level of charge-offs, largely in the Company’s Alt-A portfolio. Included in residential real estate loans classified as nonaccrual were Alt-A loans of $101 million, $107 million, $105 million and $102 million at June 30, 2012, June 30, 2011, December 31, 2011 and March 31, 2012, respectively. Residential real estate loans past due 90 days or more and accruing interest (excluding acquired loans) totaled $252 million at June 30, 2012, compared with $195 million a year earlier, $250 million at December 31, 2011 and $249 million at March 31, 2012. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged–off residential real estate loans as of and for the quarter ended June 30, 2012 is presented in the accompanying table.

Nonaccrual consumer loans totaled $99 million and $81 million at June 30, 2012 and 2011, respectively, compared with $97 million at December 31, 2011 and $91 million at March 31, 2012. Included in nonaccrual consumer loans at June 30, 2012, June 30, 2011, December 31, 2011 and March 31, 2012 were automobile loans of $24 million, $27 million, $27 million and $23 million, respectively; recreational vehicle loans of $10 million, $9 million, $13 million and $11 million, respectively; and outstanding balances of home equity loans and lines of credit, including junior lien Alt-A loans, of $55 million, $39 million, $47 million and $48 million, respectively. Information about the location of nonaccrual and charged–off home equity loans and lines of credit as of and for the quarter ended June 30, 2012 is presented in the accompanying table. As noted in the table, in general, net charge-offs as a percentage of average loans for junior lien portfolios are higher than those for first lien portfolios.

Real estate and other foreclosed assets were $116 million at June 30, 2012, compared with $159 million at June 30, 2011, $157 million at December 31, 2011 and $140 million at March 31, 2012. The declines in such assets at the two most recent quarter-ends as compared with the respective 2011 dates and the recent quarter-end as compared with March 31, 2012 were due predominantly to sales of such assets, partially offset by additions of foreclosed assets. At June 30, 2012, the Company’s holding of residential real estate-related properties comprised 65% of foreclosed assets.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

	June 30, 2012			Quarter ended June 30, 2012
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
Residential mortgages:
New York	$3,682,218	$53,463	1.45%	$879	.10%
Pennsylvania	1,307,321	18,103	1.38	21	.01
Mid-Atlantic	2,184,147	36,343	1.66	1,012	.20
Other	2,119,876	63,950	3.02	1,979	.42

Total	$9,293,562	$171,859	1.85%	$3,891	.18%

Residential construction loans:
New York	$5,392	$778	14.43%	$18	1.40%
Pennsylvania	2,349	294	12.52	(5)	(.76)
Mid-Atlantic	10,429	138	1.32	—	—
Other	19,083	1,868	9.79	307	6.78

Total	$37,253	$3,078	8.26%	$320	3.32%

Alt-A first mortgages:
New York	$76,007	$19,009	25.01%	$824	4.28%
Pennsylvania	16,152	2,683	16.61	320	7.72
Mid-Atlantic	91,492	15,881	17.36	535	2.33
Other	297,059	63,342	21.32	3,729	4.94

Total	$480,710	$100,915	20.99%	$5,408	4.44%

Alt-A junior lien:
New York	$2,046	$49	2.39%	$55	10.48%
Pennsylvania	576	36	6.25	—	—
Mid-Atlantic	3,683	160	4.34	61	6.61
Other	10,900	1,039	9.53	650	23.01

Total	$17,205	$1,284	7.46%	$766	17.31%

First lien home equity loans:
New York	$22,780	$463	2.03%	$48	.82%
Pennsylvania	121,119	3,255	2.69	65	.21
Mid-Atlantic	103,393	497	.48	(3)	(.01)
Other	842	139	16.51	11	4.65

Total	$248,134	$4,354	1.75%	$121	.19%

First lien home equity lines:
New York	$926,547	$4,057	.44%	$112	.05%
Pennsylvania	630,034	2,531	.40	107	.07
Mid-Atlantic	556,332	2,046	.37	28	.02
Other	16,394	1,140	6.95	—	—

Total	$2,129,307	$9,774	.46%	$247	.05%

Junior lien home equity loans:
New York	$50,547	$3,453	6.83%	$331	2.50%
Pennsylvania	59,380	1,235	2.08	180	1.16
Mid-Atlantic	169,020	1,284	.76	369	.85
Other	15,781	167	1.06	39	.97

Total	$294,728	$6,139	2.08%	$919	1.20%

Junior lien home equity lines:
New York	$1,489,236	$24,550	1.65%	$2,580	.69%
Pennsylvania	582,914	2,242	.38	406	.28
Mid-Atlantic	1,638,692	3,914	.24	1,842	.45
Other	100,517	2,252	2.24	247	.95

Total	$3,811,359	$32,958	.86%	$5,075	.53%

A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

Dollars in thousands

	2012 Quarters		2011 Quarters
	Second	First	Fourth	Third	Second
Nonaccrual loans	$968,328	1,065,229	1,097,581	1,113,788	1,117,584
Real estate and other foreclosed assets	115,580	140,297	156,592	149,868	158,873

Total nonperforming assets	$1,083,908	1,205,526	1,254,173	1,263,656	1,276,457

Accruing loans past due 90 days or more (a)	$274,598	273,081	287,876	239,970	239,527

Government guaranteed loans included in totals above:
Nonaccrual loans	$48,712	44,717	40,529	32,937	42,337
Accruing loans past due 90 days or more	255,495	252,622	252,503	210,407	205,644

Renegotiated loans	$267,111	213,024	214,379	223,233	234,726

Acquired accruing loans past due 90 days or more (b)	$162,487	165,163	163,738	211,958	228,304

Purchased impaired loans (c):
Outstanding customer balance	$1,037,458	1,158,829	1,267,762	1,393,777	1,473,237
Carrying amount	560,700	604,779	653,362	703,632	752,978

Nonaccrual loans to total loans and leases, net of unearned discount	1.54%	1.75%	1.83%	1.91%	1.91%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.72%	1.97%	2.08%	2.16%	2.17%
Accruing loans past due 90 days or more (a) to total loans and leases, net of unearned discount	.44%	.45%	.48%	.41%	.41%

(a)	Excludes acquired loans. Predominately residential mortgage loans.
(b)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans that were impaired at acquisition date and recorded at fair value.

Management determined the allowance for credit losses by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and the allowance for such losses as of each reporting date. Factors also considered by management when performing its assessment, in addition to general economic conditions and the other factors described above, included, but were not limited to: (i) the impact of residential real estate values on the Company’s portfolio of loans to residential real estate builders and developers and other loans secured by residential real estate; (ii) the concentrations of commercial real estate loans in the Company’s loan portfolio; (iii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; (iv) the repayment performance associated with the Company’s first and second lien loans secured by residential real estate; and (v) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types. The level of the allowance is adjusted based on the results of management’s analysis.

Management cautiously and conservatively evaluated the allowance for credit losses as of June 30, 2012 in light of: (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company. Considerable concerns continue to exist about economic conditions in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment; the impact of economic conditions on businesses’ operations and abilities to repay loans; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued uncertainty about possible responses to state and local government budget deficits. Although the U.S. economy experienced recession and weak economic conditions during recent years, the impact of those conditions was not as pronounced on borrowers in the traditionally slower growth regions of upstate New York and central Pennsylvania. Approximately 60% of the Company’s loans are to customers in New York State and Pennsylvania. Home prices in upstate New York and central Pennsylvania were relatively stable in recent years, in contrast to declines in values in many other regions of the country. Therefore, despite the conditions, as previously described, the most severe credit issues experienced by the Company during the recent financial downturn were centered around residential real estate, including loans to builders and developers of residential real estate, in areas other than New York State and Pennsylvania.

The Company utilizes a loan grading system which is applied to all commercial and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Reflecting more stable economic conditions in the regions served by the Company and continued workouts of problem credits, criticized commercial loans and commercial real estate loans improved to $2.5 billion at June 30, 2012 from $2.8 billion at December 31, 2011 and $3.2 billion at June 30, 2011. Loan officers with the support of loan review personnel in different geographic locations are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective geographic regions. On a quarterly basis, the Company’s centralized loan review department reviews all criticized commercial and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company expanded its collections and loan workout staff and further refined its loss identification and estimation techniques by reference to loan performance and house price depreciation data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. At June 30, 2012, approximately 37% of the Company’s home equity portfolio consisted of first lien loans. Of the remaining junior lien loans in the portfolio, approximately 83% (or approximately 54% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company. For the junior lien loans where an entity other than the Company held a first lien mortgage, the Company cannot precisely determine whether there is a delinquency on such first lien mortgage. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. Additionally, the Company generally evaluates home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At June 30, 2012, approximately 97% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 15%

were making contractually allowed payments that do not include any repayment of principal.

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

In determining the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases. In quantifying incurred losses, the Company considers the factors and uses the techniques described herein and in note 4 of Notes to Financial Statements. For purposes of determining the level of the allowance for credit losses, the Company segments its loan and lease portfolio by loan type. The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan by loan analysis of commercial loans and commercial real estate loans in nonaccrual status. Measurement of the specific loss components is typically based on expected future cash flows, collateral values or other factors that may impact the borrower’s ability to pay. Losses associated with loans secured by residential real estate and other consumer loans are generally determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. These forecasts give consideration to overall borrower repayment performance and current geographic region changes in collateral values using third party published historical price indices or automated valuation methodologies. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a junior lien position. Approximately 63% of the Company’s home equity portfolio consists of junior lien loans and lines of credit. The Company generally evaluates residential real estate loans and home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. Except for consumer loans and leases and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively and loans obtained in acquisition transactions, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more and has been placed in nonaccrual status. Those impaired loans are evaluated for specific loss components. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Loans less than 90 days delinquent are deemed to have a minimal delay in payment and are generally not considered to be impaired. Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The impact of estimated future credit losses represents the predominant difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition. Subsequent decreases to those expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Additional information regarding the Company’s process for determining the allowance for credit losses is included in note 4 of Notes to Financial Statements.

Management believes that the allowance for credit losses at June 30, 2012 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $917 million, or 1.46% of total loans and leases at June 30, 2012, compared with $908 million or 1.55% a year earlier, $908 million or 1.51% at December 31, 2011 and $909 million or 1.49% at March 31, 2012. The declining ratio of the allowance to total loans and leases primarily reflects the impact of improved credit quality on that metric. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans was 95% at June 30, 2012, compared with 81% a year earlier, 83% at December 31, 2011 and 85% at March 31, 2012. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in determining the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $392 million in the second quarter of 2012, compared with $502 million in the year-earlier quarter and $377 million in the first quarter of 2012. Reflected in those amounts were net losses on investment securities of $17 million in the recent quarter and $11 million in the initial quarter of 2012, compared with net gains of $84 million in the second quarter of 2011. During the second quarter of 2011, the Company sold investment securities held in its available-for-sale portfolio having an amortized cost of approximately $1.21 billion, resulting in a gain of $111 million. The securities sold were predominantly residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, collateralized debt obligations and capital preferred securities. Realized gains and losses from sales of investment securities were not significant in the first and second quarters of 2012. Included in net securities gains and losses in each of the quarters were other-than-temporary impairment charges of $16 million in the recent quarter, $27 million in the second quarter of 2011 and $11 million in the first quarter of 2012. Those other-than-temporary impairment charges were predominantly related to the Company’s holdings of privately issued CMOs and reflect the impact of lower real estate values and higher delinquencies on real estate loans underlying those impaired securities. Also reflected in noninterest income during the second quarter of 2011 was the $65 million gain associated with the Wilmington Trust acquisition.

Excluding gains and losses on bank investment securities (including other-than-temporary impairment losses) in all periods and the acquisition-related gain in the second quarter of 2011, other income totaled $408 million in the second quarter of 2012, compared with $353 million in the year-earlier quarter and $388 million in the initial quarter of 2012. Contributing to the rise in such income in the recent quarter as compared with the second quarter of 2011 and the initial 2012 quarter were higher trust income, predominantly related to the operations obtained in the Wilmington Trust acquisition, and increased mortgage banking revenues.

Mortgage banking revenues were $70 million in the recently completed quarter, up from $42 million in the year-earlier quarter and $56 million in the first quarter of 2012. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $47 million in the second quarter of 2012, compared with $25 million in the year-earlier period and $38 million in the first quarter of 2012. The higher level of residential mortgage banking revenues in the recent quarter as compared with the second quarter of 2011 and the initial 2012 quarter was due to increased volumes of loans originated for sale and wider margins related to such loans. The primary contributor to the higher volumes and wider margins was the Company’s involvement in the U.S. government’s Home Affordable Refinance Program (“HARP 2.0”), which allows homeowners to refinance their Fannie Mae or Freddie Mac mortgages when the value of their home has fallen such that they have little or no equity.

New commitments to originate residential mortgage loans to be sold were approximately $856 million in the recent quarter, compared with $742 million and $439 million in the second quarter of 2011 and the first quarter of 2012, respectively. Realized gains from sales of residential mortgage loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase mortgage loans originated for sale) and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $20 million in the recently completed quarter, compared with gains of $5 million in the second quarter of 2011 and $10 million in the initial 2012 quarter.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues during the three-month periods ended June 30, 2012, June 30, 2011 and March 31, 2012 were reduced by approximately $10 million, $9 million and $4 million, respectively, related to the actual or anticipated settlement of repurchase obligations. The increase in that charge in the recent quarter as compared with the immediately preceding quarter is reflective of general market conditions for residential real estate and sales volumes.

Late in the third quarter of 2010, the Company began to originate certain residential real estate loans to be held in its loan portfolio, rather than continuing to sell such loans. The retained loans conform to Fannie Mae and Freddie Mac underwriting guidelines. Retaining those residential real estate loans offset the impact of the declining investment securities portfolio resulting from maturities and paydowns of residential mortgage-backed securities while providing high quality assets earning a reasonable yield. From March through June 2011, the Company resumed originating for sale the majority of new residential real estate loans. However, beginning in July 2011, the Company resumed originating the majority of residential real estate loans to be held in its loan portfolio. The decision to retain for portfolio the majority of such loans originated rather than selling them resulted in a reduction of residential mortgage banking revenues of approximately $22 million and $21 million during the three-month periods ended June 30, 2012 and March 31, 2012, respectively.

Loans held for sale that are secured by residential real estate aggregated $333 million at June 30, 2012, $286 million at June 30, 2011 and $210 million at December 31, 2011. Commitments to sell residential mortgage loans and commitments to originate residential mortgage loans for sale at pre-determined rates were $825 million and $771 million, respectively, at June 30, 2012, $594 million and $483 million, respectively, at June 30, 2011, and $296 million and $182 million, respectively, at December 31, 2011. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $34 million and $12 million at June 30, 2012 and 2011, respectively, and $6 million at December 31, 2011. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net increases in revenues of $21 million in the recent quarter, $2 million in the second quarter of 2011 and $7 million in the initial 2012 quarter.

Revenues from servicing residential mortgage loans for others were $25 million in the recent quarter, compared with $19 million and $27 million during the quarters ended June 30, 2011 and March 31, 2012, respectively. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans, which totaled $5 million in each of the first and second quarters of 2012, compared with $6 million in the second quarter of 2011. Residential mortgage loans serviced for others totaled $37.9 billion at June 30, 2012, compared with $21.6 billion at June 30, 2011, $39.4 billion at March 31, 2012 and $40.7 billion at December 31, 2011, including the small balance commercial mortgage loans noted above of $4.2 billion at June 30, 2012, $4.8 billion at June 30, 2011, $4.3 billion at March 31, 2012 and $4.4 billion at December 31, 2011. Reflected in residential mortgage loans serviced for others were loans sub-serviced for others of $13.5 billion at June 30, 2012, $13.9 billion at March 31, 2012 and $14.3 billion at December 31, 2011. Loans sub-serviced for others were not significant at June 30, 2011. On September 30, 2011, the Company purchased servicing rights associated with residential mortgage loans having outstanding principal balances of approximately $6.7 billion. The outstanding balances of such loans as of June 30, 2012, March 31, 2012 and December 31, 2011 were $5.8 billion, $6.1 billion and $6.4 billion, respectively. Approximately $5 million of servicing fees relating to that portfolio of loans were included in mortgage banking revenues in each of the three-month periods ended June 30, 2012, March 31, 2012 and December 31, 2011. Capitalized residential mortgage servicing assets, net of any applicable valuation allowance for impairment, aggregated $124 million at June 30, 2012, compared with $111 million a year earlier, $135 million at March 31, 2012 and $145 million at December 31, 2011. The valuation allowance for possible impairment of residential mortgage servicing assets totaled approximately $1 million at each of June 30, 2012 and March 31, 2012 and $2 million at December 31, 2011. There was no similar valuation allowance at June 30, 2011. Included in capitalized residential mortgage servicing assets were $12 million at June 30, 2012, $21 million at June 30,

2011, $14 million at March 31, 2012 and $16 million at December 31, 2011 of purchased servicing rights associated with the small balance commercial mortgage loans noted above.

Commercial mortgage banking revenues were $23 million in the second quarter of 2012, up from $17 million in the year-earlier period and $18 million in the first quarter of 2012. Included in such amounts were revenues from loan origination and sales activities of $17 million in the recent quarter, compared with $12 million in each of the second quarter of 2011 and the initial 2012 quarter. Commercial mortgage loan servicing revenues were $6 million in each of the second and first quarters of 2012, compared with $5 million in 2011’s second quarter. Capitalized commercial mortgage servicing assets totaled $54 million and $48 million at June 30, 2012 and 2011, respectively, and $51 million at December 31, 2011. Commercial mortgage loans serviced for other investors totaled $9.8 billion, $8.5 billion and $9.0 billion at June 30, 2012, June 30, 2011 and December 31, 2011, respectively, and included $1.8 billion, $1.7 billion and $1.8 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $244 million and $134 million, respectively, at June 30, 2012, $309 million and $181 million, respectively, at June 30, 2011 and $339 million and $178 million, respectively, at December 31, 2011. Commercial mortgage loans held for sale at June 30, 2012 and 2011 were $110 million and $128 million, respectively, and $161 million at December 31, 2011.

Service charges on deposit accounts totaled $111 million in the second quarter of 2012, compared with $120 million in the corresponding 2011 quarter and $109 million in the first quarter of 2012. As compared with the second quarter of 2011, higher commercial service charges and consumer service charges associated with the Wilmington Trust acquisition were more than offset by the impact of regulations enacted as part of the Dodd-Frank Act related to limiting debit card interchange fees that financial institutions are able to assess. Those regulations were effective October 1, 2011.

Trust income aggregated $122 million in the second quarter of 2012, compared with $76 million and $117 million in the year-earlier quarter and the first quarter of 2012, respectively. The Wilmington Trust acquisition contributed $96 million and $90 million in the recent quarter and the initial 2012 quarter, compared with $46 million in the second quarter of 2011. That acquisition brought with it two significant sources of trust income. The Corporate Client Services (“CCS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. Many CCS clients are multinational corporations and institutions. The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Trust income reflects revenues from acquired CCS activities of $50 million, $26 million and $49 million in the second quarter of 2012, the second quarter of 2011 and the first quarter of 2012, respectively, and revenues from acquired WAS activities of $40 million, $18 million and $35 million in the three-month periods ended June 30, 2012, June 30, 2011 and March 31, 2012, respectively. Adversely impacting trust income in the second quarters of 2012 and 2011 and the initial 2012 quarter were $15 million, $8 million and $11 million, respectively, of fee waivers by the Company in order to provide for proprietary money-market mutual funds to pay customers a yield on their investments in such funds. Total trust assets, which include assets under management and assets under administration, aggregated $273.2 billion at June 30, 2012, compared with $268.0 billion and $261.9 billion at June 30, 2011 and December 31, 2011, respectively. Trust assets under management were $59.5 billion and $55.4 billion at June 30, 2012 and June 30, 2011, respectively, and $52.7 billion at December 31, 2011. The acquisition of Wilmington Trust added trust assets under management and assets under administration aggregating $42.2 billion and $154.1 billion, respectively, during the second quarter of 2011. In addition to the asset amounts noted above, trust assets under management of affiliates (obtained in the Wilmington Trust transaction) totaled $14.7 billion at June 30, 2012, compared with $16.7 billion and $14.3 billion at June 30 and December 31, 2011, respectively.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $16 million, $15 million and $14 million in the three-month periods ended June 30, 2012, June 30, 2011 and March 31, 2012, respectively. Gains from trading account and foreign exchange activity also did not vary significantly, and totaled $6 million and $7 million during the second quarters of 2012 and 2011, respectively, and $11 million in the first 2012 quarter. The decrease in the recent quarter as compared with 2012’s initial quarter reflects declines in the value of assets associated with deferred compensation plans. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

Including other-than-temporary impairment losses, during the second quarter of 2012 the Company recognized net losses on investment securities of $17 million, compared with net gains of $84 million in the year-earlier quarter and net losses of $11 million in the initial quarter of 2012. During the second quarter of 2011, the Company realized gains of $111 million from the sale of investment securities available for sale, predominantly residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, collateralized debt obligations and capital preferred securities, having an amortized cost of approximately $1.21 billion. Other-than-temporary impairment charges of $16 million, $27 million and $11 million were recorded in the quarters ended June 30, 2012, June 30, 2011 and March 31, 2012, respectively. The impairment charges were predominantly related to certain privately issued CMOs backed by residential and commercial real estate loans. Each reporting period, the Company reviews its investment securities for other-than-temporary impairment. For equity securities, the Company considers various factors to determine if the decline in value is other than temporary, including the duration and extent of the decline in value, the factors contributing to the decline in fair value, including the financial condition of the issuer as well as the conditions of the industry in which it operates, and the prospects for a recovery in fair value of the equity security. For debt securities, the Company analyzes the creditworthiness of the issuer or reviews the credit performance of the underlying collateral supporting the bond. For debt securities backed by pools of loans, such as privately issued mortgage-backed securities, the Company estimates the cash flows of the underlying loan collateral using forward-looking assumptions of default rates, loss severities and prepayment speeds. Estimated collateral cash flows are then utilized to estimate bond-specific cash flows to determine the ultimate collectibility of the bond. If the present value of the cash flows indicates that the Company should not expect to recover the entire amortized cost basis of a bond or if the Company intends to sell the bond or it more likely than not will be required to sell the bond before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized. If an other-than-temporary impairment loss is deemed to have occurred, the investment security’s cost basis is adjusted, as appropriate for the circumstances. Additional information about other-than-temporary impairment losses is included herein under the heading “Capital.”

M&T’s share of the operating results of BLG in the recent quarter was a loss of $7 million, compared with losses of $5 million in each of the second quarter of 2011 and the initial 2012 quarter. The operating losses of BLG in the respective quarters resulted from disruptions in the residential and commercial real estate markets and reflected provisions for losses associated with securitized loans and other loans held by BLG and loan servicing and other administrative costs. The loan losses largely relate to loans in non-recourse securitization trusts that BLG consolidates in its financial statements. Under GAAP, such losses are required to be recognized by BLG despite the fact that many of the securitized loan losses will ultimately be borne by the underlying third party bond-holders. As these loan losses are realized through later foreclosure and still later sale of real estate collateral, the underlying bonds will be charged-down resulting in BLG’s future recognition of debt extinguishment gains. The timing of such debt extinguishment is largely dependent on the timing of loan workouts and collateral liquidations and given ongoing loan loss provisioning it is difficult to project when BLG will return to profitability. Despite the credit and liquidity disruptions that began in 2007, BLG had been successfully securitizing and selling significant volumes of small-balance commercial real estate loans until the first quarter of 2008. However, in response to the illiquidity in the marketplace since that time, BLG ceased its originations activities. As a result of past securitization activities, BLG is still entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings from its core mortgage origination and securitization activities. To this point, BLG’s affiliates have reinvested their earnings to generate additional servicing and asset management activities further contributing to the value of those affiliates that inures to the benefit of BLG and, ultimately, M&T. In 2011’s final quarter the Company recognized a $79 million other-than-temporary impairment charge related to M&T’s 20% investment in BLG. While the small business commercial real estate securitization market that BLG previously operated in continues to be stagnant, its affiliated asset management operations continue to grow and its business of managing capital in the distressed real estate market is performing well. Nevertheless, in consideration of the passage of time since M&T’s original investment in BLG in 2007, the prospects of ongoing loan losses at BLG and the inability to accurately predict the timing of potential distributions to M&T, management increased its estimate of the timeframe over which the Company could reasonably anticipate recovery of the recorded investment amount and concluded that the investment was other-than-temporarily impaired. That investment was written-down to its estimated fair value of $115 million. The impairment charge of $79 million was recorded in “other costs of operations” in the fourth quarter of 2011. The Company believes that the value of its investment in BLG as of June 30, 2012 has not changed significantly since December 31, 2011. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Other revenues from operations totaled $90 million in the recent quarter, compared with $163 million in the second quarter of 2011 and $86 million in the first quarter of 2012. Reflected in such revenues in the second quarter of 2011 was the $65 million gain on the Wilmington Trust acquisition. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $30 million in the second quarter of 2012, $34 million in the second quarter of 2011 and $27 million in the first quarter of 2012. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $12 million in each of the second quarter of 2012, the year-earlier quarter and the first quarter of 2012. Revenues from merchant discount and credit card fees were $19 million, $14 million and $18 million in the three-month periods ended June 30, 2012, June 30, 2011 and March 31, 2012, respectively. Insurance-related sales commissions and other revenues totaled $11 million in the second quarter of 2012, $9 million in the year-earlier quarter and $12 million in the initial 2012 quarter. No other revenue sources included in “other revenues from operations” were individually significant in any of the quarterly periods discussed herein, although gains from sales of previously leased equipment were approximately $5 million lower in the recent quarter as compared with the year-earlier period.

Other income totaled $768 million in the first half of 2012, compared with $816 million in the corresponding 2011 period. Gains and losses on bank investment securities (including other-than-temporary impairment losses) totaled to net losses of $28 million in 2012, compared with net gains of $108 million in 2011. Also reflected in other income in the first half of 2011 was the $65 million gain realized on the Wilmington Trust acquisition. Excluding gains and losses from bank investment securities and the Wilmington Trust-related gain in 2011, other income aggregated $796 million in the six-month period ended June 30, 2012, compared with $644 million in the similar 2011 period. The main contributors to the rise in other income during the 2012 period were higher trust income, the result of the Wilmington Trust acquisition, and mortgage banking revenues.

Mortgage banking revenues were $126 million for the six-month period ended June 30, 2012, compared with $87 million in the year-earlier period. Residential mortgage banking revenues rose 56% to $86 million in the first half of 2012 from $55 million in the first six months of 2011. New commitments to originate residential mortgage loans to be sold were $1.3 billion and $1.2 billion during the first six months of 2012 and 2011, respectively. Realized gains from sales of residential mortgage loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase mortgage loans originated for sale) and recognized unrealized gains and losses on residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $31 million and $14 million during the first six months of 2012 and 2011, respectively. Higher origination activity related to loans originated for sale and wider margins associated with such loans contributed to the rise in such revenues. Residential mortgage banking revenues during the six-month periods ended June 30, 2012 and 2011 were reduced by $14 million and $13 million, respectively, related to actual or anticipated settlements of repurchase obligations. Revenues from servicing residential mortgage loans for others were $52 million and $39 million for the first half of 2012 and 2011, respectively. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small balance commercial mortgage loans of $10 million and $12 million for the first six months of 2012 and 2011, respectively. Commercial mortgage banking revenues totaled $40 million and $32 million during the six-month periods ended June 30, 2012 and 2011, respectively. That improvement reflected higher origination volumes that totaled $1.4 billion in the 2012 period, compared with $869 million in the first half of 2011.

Service charges on deposit accounts totaled $220 million and $229 million during the six-month periods ended June 30, 2012 and 2011, respectively. Trust income rose 128% to $239 million in the first half of 2012 from $105 million a year earlier, due to higher revenues of $140 million associated with the Wilmington Trust acquisition. Brokerage services income rose 3% to $30 million during the first six months of 2012 from $29 million in the corresponding 2011 period. Trading account and foreign exchange activity resulted in gains of $17 million and $15 million for the six-month periods ended June 30, 2012 and 2011, respectively. M&T’s investment in BLG resulted in losses of $11 million and $12 million for the six month periods ended June 30, 2012 and 2011, respectively. Investment securities gains and losses totaled to net losses of $28 million for the first six months of 2012 and net gains of $108 million for the first half of 2011. Included in those amounts were other-than-temporary impairment losses of $28 million and $43 million during the first six months of 2012 and 2011, respectively.

Other revenues from operations were $176 million in the first half of 2012 and $254 million in the similar 2011 period. Reflected in such revenues in 2011 was the $65 million gain realized on the acquisition of Wilmington Trust. Included in other revenues from operations during the six-month periods ended June 30, 2012 and 2011 were the following significant components: letter of credit and other credit-related fees of $57 million and $67 million, respectively; income from bank owned life insurance of $24 million and $25 million, respectively; merchant discount and credit card fees of $37 million and $26 million, respectively; and insurance-related sales commissions and other revenues of $23 million and $21 million, respectively. Gains from sales of previously leased equipment were $1 million during the first half of 2012, compared with $10 million in the year-earlier period.

Other Expense

Other expense totaled $627 million in the second quarter of 2012, up 9% from $577 million in the year-earlier quarter, but 2% below $640 million in the first quarter of 2012. Included in those amounts are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $16 million and $15 million in the second quarters of 2012 and 2011, respectively, and $17 million in the initial quarter of 2012, and merger-related expenses of $7 million, $37 million and $3 million in the three-month periods ended June 30, 2012, June 30, 2011 and March 31, 2012, respectively. Such merger-related expenses were incurred in connection with the Wilmington Trust acquisition and related to systems conversions and other costs of integrating the acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to termination of existing contractual arrangements of Wilmington Trust to purchase various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance for former employees; incentive compensation costs; travel costs; and printing, postage, supplies and other costs of completing the transaction and commencing operations in new markets and offices. Exclusive of these nonoperating expenses, noninterest operating expenses totaled $604 million in the recent quarter, compared with $525 million in the second quarter of 2011 and $620 million in the first quarter of 2012. The most significant factor for the higher level of such expenses in the recent quarter as compared with the year-earlier quarter was the impact of the operations obtained in the Wilmington Trust acquisition. As compared with the first quarter of 2012, the decline in noninterest operating expenses was due to lower personnel costs in the recent quarter related to seasonally higher first quarter stock-based compensation, unemployment insurance, payroll-related taxes and benefits costs.

Other expense for the first six months of 2012 aggregated $1.27 billion, up 18% from $1.08 billion in the similar period of 2011. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $33 million and $27 million in the six-month periods ended June 30, 2012 and 2011, respectively, and merger-related expenses of $10 million and $41 million in the first half of 2012 and 2011, respectively. Exclusive of these nonoperating expenses, noninterest operating expenses for the first half of 2012 increased 21% to $1.22 billion from $1.01 billion in the first six months of 2011. The most significant factors for that increase were costs associated with the acquired operations of Wilmington Trust. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense totaled $324 million in the recent quarter, compared with $300 million in the second quarter of 2011 and $346 million in the initial 2012 quarter. As noted in table 2, merger-related salaries and benefits costs were $3 million and $5 million for the three months and six months ended June 30, 2012, respectively, compared with $15 million for the three months and six months ended June 30, 2011. Those higher expenses in 2011 consisted predominantly of severance expense for Wilmington Trust employees. Exclusive of those merger-related expenses and reflecting the impact of the Wilmington Trust acquisition mid-way through 2011’s second quarter, salaries and employee benefits expense in the recent quarter increased 13% as compared with the year earlier quarter. Salaries and employee benefits expense were $670 million and $566 million in the first six months of 2012 and 2011, respectively. Exclusive of merger-related expenses, salaries and employee benefits expense rose 21% to $665 million in the first half of 2012 from $551 million in the corresponding 2011 period. That increase also largely reflects the impact of operations associated with the Wilmington Trust acquisition.

Salaries and employee benefits included stock-based compensation of $12 million, $11 million and $23 million during the quarters ended June 30, 2012, June 30, 2011 and March 31, 2012, and $35 million and $31 million for the six-month periods ended June 30, 2012 and 2011, respectively. The higher expense level in 2012’s initial quarter reflects the accelerated recognition of compensation costs for stock-based awards granted to retirement-eligible employees during that quarter. The number of full-time equivalent employees was 14,629 at June 30, 2012, 15,357 at June 30, 2011, 15,072 at December 31, 2011 and 14,864 at March 31, 2012.

Excluding the nonoperating expense items described earlier from each period, nonpersonnel operating expenses were $284 million in the recent quarter, compared with $240 million in the second quarter of 2011 and $276 million in the first three months of 2012. On the same basis, such expenses were $560 million and $457 million during the first six months of 2012 and 2011, respectively. The increases in nonpersonnel operating expenses in the recent quarter as compared with the year-earlier quarter and in the first half of 2012 as compared with the first six months of 2011 were due predominantly to the impact of the operations associated with the Wilmington Trust acquisition.

Income Taxes

The provision for income taxes for the second quarter of 2012 was $119 million, compared with $126 million and $102 million in the year-earlier quarter and first quarter of 2012, respectively. The effective tax rates were 33.7%, 28.0% and 33.1% for the quarters ended June 30, 2012, June 30, 2011 and March 31, 2012, respectively. For the first six months of 2012 and 2011, the provision for income taxes totaled $221 million and $228 million, respectively, and the effective tax rates were 33.4% and 30.1%, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items. For example, the recognition of the non-taxable gain of $65 million on the Wilmington Trust acquisition in the second quarter of 2011 served to lower the effective tax rate in that quarter and in the first half of 2011. Income taxes in the second quarter of 2011 also reflect the resolution in that period of previously uncertain tax positions related to the Company’s 2009 tax year that allowed the Company to reduce its accrual for income taxes in the second quarter of 2011 by $7 million. Excluding the impact of the merger-related gain and the credit to income tax expense noted above in the second quarter of 2011, the Company’s effective tax rates for the second quarter of 2011 and the first six months of 2011 would have been 34.6% and 34.0%, respectively.

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

Capital

Shareholders’ equity was $9.6 billion at June 30, 2012, representing 11.92% of total assets, compared with $9.2 billion or 11.89% at June 30, 2011 and $9.3 billion or 11.90% at December 31, 2011. Included in shareholders’ equity was preferred stock with financial statement carrying values of $868 million at June 30, 2012, $861 million at June 30, 2011 and $865 million at December 31, 2011. That preferred stock balance included $368 million, $361 million and $365 million at June 30, 2012, June 30, 2011 and December 31, 2011, respectively, for Series A and Series C Fixed Rate Cumulative Perpetual Preferred Stock issued to the U.S. Treasury as part of the Troubled Asset Relief Program – Capital Purchase Program. The redemption value of such preferred stock was $381.5 million at each of June 30, 2012, June 30, 2011 and December 31, 2011.

Common shareholders’ equity was $8.8 billion, or $69.15 per share, at June 30, 2012, compared with $8.4 billion at each of June 30, 2011 and December 31, 2011, or $66.71 per share and $66.82 per share, respectively. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $40.52 at June 30, 2012, compared with $37.45 a year earlier and $37.79 at December 31, 2011. The Company’s ratio of tangible common equity to tangible assets was 6.65% at June 30, 2012, compared with 6.35% and 6.40% at June 30, 2011 and December 31, 2011, respectively. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on investment securities, net of applicable tax effect, were $9 million, or $.07 per common share, at June 30, 2012, compared with similar losses of $113 million, or $.90 per common share, at June 30, 2011 and $78 million, or $.62 per common share, at December 31, 2011. Information about unrealized gains and losses as of June 30, 2012 and December 31, 2011 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized losses at June 30, 2012 were pre-tax effect unrealized losses of $227 million on available-for-sale investment securities with an amortized cost of $1.3 billion and pre-tax effect unrealized gains of $251 million on securities with an amortized cost of $4.2 billion. The pre-tax effect unrealized losses reflect $190 million of losses on privately issued residential mortgage-backed securities with an amortized cost of $1.2 billion and an estimated fair value of $968 million (considered Level 3 valuations) and $31 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $122 million and an estimated fair value of $91 million (generally considered Level 2 valuations).

PRIVATELY ISSUED MORTGAGE-BACKED SECURITIES (a)

				As a percentage of carrying value
Collateral type	Amortized cost	Fair value	Net unrealized gains (losses)	AAA rated	Investment grade	Senior tranche	Credit enhance- ment(b)	Current payment status(c)
	(Dollars in thousands)
Investment securities available for sale:
Residential mortgage loans
Prime - fixed	$46,647	50,875	4,228	41%	62%	99%	5%	97%
Prime – Hybrid ARMs	1,070,126	919,862	(150,264)	—	33	96	6	75
Alt-A – Hybrid ARMs	123,358	86,732	(36,626)	—	13	91	9	79
Other	12,578	10,923	(1,655)	—	—	68	23	70

Subtotal	1,252,709	1,068,392	(184,317)	2	32	96	6	76
Commercial mortgage loans	13,049	12,127	(922)	—	—	100	100	100

Total	1,265,758	1,080,519	(185,239)	2%	32%	96%	7%	77%

Investment securities held to maturity:
Residential and commercial mortgage loans	255,291	158,388	(96,903)	38%	38%	91%	23%	100%

Total	$1,521,049	1,238,907	(282,142)	6%	33%	95%	10%	80%

(a)	All information is as of June 30, 2012.
(b)	Weighted-average credit enhancement is calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure.
(c)	Represents percentage of amortized cost related to bonds for which the full amount of all contractually required principal and interest payments expected at acquisition continue to be received.

The Company’s privately issued residential mortgage-backed securities classified as available for sale are generally collateralized by prime and Alt-A residential mortgage loans as depicted in the accompanying table. Information in the table is as of June 30, 2012. As with any accounting estimate or other data, changes in fair values and investment ratings may occur at any time.

In estimating values for privately issued mortgage-backed securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of such securities. Because of reduced trading activity and lack of observable valuation inputs, the Company considers the estimated fair value associated with its holdings of privately issued mortgage-backed securities to be Level 3 valuations. To assist in the determination of fair value for its privately issued mortgage-backed securities, the Company engaged two independent pricing sources at June 30, 2012 and December 31, 2011. GAAP provides guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. In consideration of that guidance, the Company performed internal modeling to estimate the cash flows and fair value of privately issued residential mortgage-backed securities with an amortized cost basis of $1.2 billion and $1.3 billion at June 30, 2012 and December 31, 2011, respectively. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds. In estimating those cash flows, the Company used conservative assumptions as to default and loss rates in order to mitigate exposure that might be attributable to the risk that actual future credit losses could exceed assumed credit losses. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities. To determine the most representative fair value for those bonds under current market conditions, the Company averaged the internal model valuations and the indications obtained from the two independent pricing sources resulting in a one-third weighting on the internal model valuation and a two-thirds weighting on valuations provided by the independent sources. Further information concerning the Company’s valuations of privately issued mortgage-backed securities can be found in note 12 of Notes to Financial Statements.

During the quarter ended June 30, 2012, the Company recognized $16 million (pre-tax) of other-than-temporary impairment losses including $14 million related to privately issued residential mortgage-backed securities and $2 million related to commercial mortgage-backed CMOs. In assessing impairment losses for debt securities, the Company performed internal modeling to estimate bond-specific cash flows, which considered the placement of the bond in the overall securitization structure and the remaining levels of subordination.

For privately issued mortgage-backed securities, the modeling for other than temporary impairment utilized assumptions about the expected underlying performance of the mortgage loan collateral considering recent collateral performance and future assumptions regarding default and loss severity. At June 30, 2012, projected model default percentages on the underlying mortgage loan collateral ranged from 2% to 33% and loss severities ranged from 27% to 73%. For bonds in which the Company has recognized an other-than-temporary impairment charge, the weighted-average percentage of default collateral was 21% and the weighted-average loss severity was 52%. For bonds without other-than-temporary impairment losses, the weighted-average default percentage and loss severity were 10% and 42%, respectively. Underlying mortgage loan collateral cash flows, after considering the impact of estimated credit losses, were distributed by the model to the various securities within the securitization structure to determine the timing and extent of losses at the bond level, if any. Despite continuing high levels of delinquencies and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of individual bonds, the Company has concluded that as of June 30, 2012 its remaining privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in the remainder of 2012 and later years that could impact the Company’s conclusions. For example, a 10% increase in the estimated default rate assumption and a 10% increase in the severity rate assumption would have increased the other-than-temporary impairment charge recognized by the Company for the three months ended June 30, 2012 by $18 million. Management has modeled cash flows from privately issued mortgage-backed securities under various scenarios and has concluded that even if home price depreciation and current delinquency trends persist for an extended period of time, the Company’s principal losses on its privately issued mortgage-backed securities would be substantially less than their current fair valuation losses. Information comparing the amortized cost and fair value of investment securities is included in note 3 of Notes to Financial Statements. The Company’s model as described above uses projected default and loss severity assumptions. Information on the current credit enhancement and current payment status of privately issued mortgage-backed securities at June 30, 2012 is included in the accompanying table.

Similar to its evaluation of available-for-sale privately issued mortgage-backed securities, the Company assesses impairment losses on privately issued CMOs in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows that reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. As a result, the Company recognized a $2 million (pre-tax) other-than-temporary impairment charge related to CMOs in the held-to-maturity portfolio during the second quarter of 2012. In total, at June 30, 2012 and December 31, 2011, the Company had in its held-to-maturity portfolio CMOs with an amortized cost basis of $255 million and $269 million, respectively, and a fair value of $158 million and $170 million, respectively.

At June 30, 2012, the Company also had pre-tax unrealized losses of $33 million on $133 million of trust preferred securities issued by financial institutions, securities backed by trust preferred securities, and other debt securities (reflecting $2 million of unrealized losses on $10 million of securities using a Level 3 valuation). Pre-tax unrealized losses of $47 million existed on $200 million of such securities at December 31, 2011. After evaluating the expected repayment performance of those bonds, the Company did not recognize any other-than-temporary impairment losses related to those securities during the quarter ended June 30, 2012.

As previously noted, during the second quarter of 2011 the Company recognized $27 million (pre-tax) of other-than-temporary losses, including $25 million related to privately issued residential mortgage-backed securities and $2 million related to commercial mortgage-backed securities. During the first quarter of 2012, the Company recognized $11 million (pre-tax) of other-than-temporary losses, including $7 million related to privately issued residential mortgage-backed securities and $4 million related to commercial mortgage-backed securities.

As of June 30, 2012, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to closely monitor the performance of the privately issued mortgage-backed securities and other securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any additional other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of Notes to Financial Statements.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $268 million or $2.12 per common share, at June 30, 2012, $117 million, or $.93 per common share, at June 30, 2011 and $278 million or $2.21 per common share, at December 31, 2011. The increase in such adjustment at the recent quarter-end and December 31, 2011 as compared with June 30, 2011 was predominantly the result of a 100 basis point reduction in the discount rate used to measure the benefit obligations of the defined benefit plans at such dates and actual investment returns in the qualified defined benefit pension plan that were less than expected returns.

Cash dividends declared on M&T’s common stock totaled approximately $89 million in the two most recent quarters, compared with $88 million in the quarter ended June 30, 2011, and represented a quarterly dividend of $.70 per common share in each of those quarters. Common stock dividends during the six-month periods ended June 30, 2012 and 2011 were $178 million and $173 million, respectively.

Cash dividends declared on preferred stock were as follows:

	1st Qtr.	2nd Qtr.	Year-to-date
	(in thousands)
Series A – 2012	$2,875	2,875	5,750
Series A – 2011	7,500	7,654	15,154
Series B – 2011	1,104	—	1,104
Series C – 2012	1,894	1,894	3,788
Series C – 2011	1,894	1,894	3,788
Series D – 2012	8,594	8,593	17,187

Totals – 2012	$13,363	13,362	26,725

Totals - 2011	$10,498	9,548	20,046

On May 18, 2011, M&T redeemed $370 million of the Series A Preferred Stock originally issued on December 23, 2008 to the U.S. Treasury. The Series B Preferred Stock was converted to M&T common stock on April 1, 2011. The Series D Preferred Stock was issued on May 31, 2011.

The Company did not repurchase any shares of its common stock during 2011 or the first half of 2012.

Federal regulators generally require banking institutions to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “Tier 1 leverage” ratio guideline of 3% of the quarterly average of total assets. As of June 30, 2012, Tier 1 capital included trust preferred securities of $1.2 billion as described in note 5 of Notes to Financial Statements and total capital further included subordinated capital notes of $1.6 billion. Pursuant to the Dodd-Frank Act, trust preferred securities will be phased-out of the definition of Tier 1 capital of bank holding companies.

The regulatory capital ratios of the Company, M&T Bank and Wilmington Trust, N.A., as of June 30, 2012 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

June 30, 2012

	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
Tier 1 capital	9.92%	8.86%	53.05%
Total capital	13.29%	11.97%	53.81%
Tier 1 leverage	9.49%	8.50%	15.68%

Segment Information

As required by GAAP, the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 14 of Notes to Financial Statements.

Net income earned by the Business Banking segment totaled $37 million in the recent quarter, 40% above the $27 million recorded in the second quarter of 2011 and 5% higher than the $35 million earned in the three months ended March 31, 2012. The most significant component of the improvement from the year-earlier quarter was a $9 million decline in the provision for credit losses, due to lower net charge-offs of loans. Other favorable factors included $2 million increases in net interest income and fees earned for providing deposit account services. The higher net interest income resulted from a rise in average outstanding deposit balances of $1.0 billion, including the full-quarter impact of the Wilmington Trust acquisition, partially offset by a 16 basis point narrowing of the net interest margin on deposits. In comparison to the initial 2012 quarter, a $2 million decline in the provision for credit losses, higher fees earned for providing deposit account services and reduced personnel costs were offset, in part, by a $4 million decrease in net interest income, due to a $293 million decline in average outstanding loan balances and a 6 basis point narrowing of the net interest margin on loans. The Business Banking segment’s net contribution totaled $72 million in the first half of 2012, a 37% improvement from the $53 million earned in the corresponding 2011 period. That improvement was attributable to the following factors: a $16 million reduction in the provision for credit losses; higher net interest income of $11 million, the result of higher average outstanding deposit balances of $1.2 billion; increased merchant and credit card revenues of $3 million; and higher fees earned for providing deposit account services totaling $3 million.

The Commercial Banking segment recorded net income of $100 million during the quarter ended June 30, 2012, 5% higher than the $95 million earned in the year-earlier quarter, but 3% lower than the $103 million earned in the immediately preceding quarter. The recent quarter’s improvement in net income as compared with 2011’s second quarter was primarily the result of higher net interest income of $25 million, attributable to increases in average outstanding loan and deposit balances of $2.2 billion and $1.3 billion, respectively, (including the full quarter impact of the Wilmington Trust acquisition) and a 24 basis point widening of the net interest margin on deposits. The higher net interest income was partially offset by: a $7 million increase in the provision for credit losses; a $5 million decline in gains from the sale of previously leased equipment; and a $4 million decrease in credit-related fees. Compared with the initial 2012 quarter, the recent quarter’s decline in net income was the result of a $16 million increase in the provision for credit losses, partially offset by higher net interest income of $8 million, the result of a 12 basis point widening of the net interest margin on loans and higher average loan balances of $577 million, and a $3 million increase in credit-related fees. Net income for this segment for the six-month periods ended June 30, 2012 and 2011 totaled $203 million and $183 million, respectively. The predominant contributor to the 11% rise in net income was a $51 million increase in net interest income that was largely attributable to higher average outstanding loan and deposit balances of $2.6 billion and $1.6 billion, respectively. Partially offsetting that improvement were an $11 million decrease in fees earned for providing loan syndication services and a $6 million increase in FDIC assessments.

The Commercial Real Estate segment contributed net income of $80 million during the three-month period ended June 30, 2012, compared with $65 million in the year-earlier quarter and $69 million in the first quarter of 2012. The 24% increase in net income as compared with 2011’s second quarter was largely due to a $22 million rise in net interest income and an $18 million decline in the provision for credit losses. The increase in net interest income resulted from increases of $1.6 billion and $520 million in average outstanding loan and deposit balances, respectively, (including the full-quarter impact of the Wilmington Trust acquisition) and a 20 basis point widening of the net interest margin on loans. Higher foreclosure-related costs of $16 million, primarily the result of gains realized in the second quarter of 2011 on the sale of other real estate owned, partially offset those favorable factors. Contributing to the improved recent quarter performance as compared with the first 2012 quarter was a $9 million decline in the provision for credit losses, and $5 million increases in each of mortgage banking revenues and net interest income, the latter resulting from an 11 basis point widening of the net interest margin on loans. Net income recorded by the Commercial Real Estate segment totaled $149 million and $114 million for the first six months of 2012 and 2011, respectively. The 31% increase in net income from the 2011 to 2012 period was largely attributable to a $47 million rise in net interest income, resulting from a $2.2 billion increase in average outstanding loan balances and a 13 basis point widening of the net interest margin on loans, and a $32 million decline in the provision for credit losses. Partially offsetting those favorable factors were $14 million increases in each of foreclosure-related costs (reflecting lower gains on sales of other real estate) and FDIC assessments.

The Discretionary Portfolio segment incurred a net loss of $15 million in the recent quarter, compared with net income of $58 million in the second quarter of 2011 and a net loss of $8 million in the initial 2012 quarter. Included in this segment’s results for each of those quarters were pre-tax other-than-temporary impairment charges relating to certain privately issued CMOs of $16 million in the recent quarter, $27 million in the year-earlier quarter and $11 million in the first quarter of 2012. Also reflected in the second quarter 2011 results were $111 million of gains realized on the sale of investment securities, predominantly comprised of residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, collateralized debt obligations and capital preferred securities. Excluding those securities gains and losses, this segment incurred a net loss of $5 million in the recent quarter, compared with net income of $8 million in the year-earlier quarter and a net loss of $1 million in the initial 2012 quarter. The recent quarter’s unfavorable performance as compared with the year-earlier quarter was due to: a $15 million increase in intersegment costs related to a higher proportion of residential real estate loans being retained for portfolio rather than being sold; lower net interest income of $4 million, due to an 8 basis point narrowing of this segment’s net interest margin; a $2 million increase in residential mortgage servicing costs; and higher FDIC assessments of $2 million. On the same basis, the unfavorable performance in the second quarter of 2012 in relation to the immediately preceding quarter was primarily due to a $5 million increase in intersegment costs related to a higher proportion of residential real estate loans being retained for portfolio. The Discretionary Portfolio segment incurred a net loss of $23 million for the first six months of 2012, compared with net income of $74 million in the corresponding 2011 period. Adjusted to exclude the impact of securities gains and losses in those periods, this segment incurred a net loss of $6 million in the first half of 2012, compared with net income of $11 million in the first six months of 2011. Factors contributing most to that unfavorable performance include: a $20 million rise in intersegment costs related to a higher proportion of residential real estate loans being retained for portfolio; a $6 million decline in net interest income, due to a 6 basis point narrowing of this segment’s net interest margin; a $3 million increase in residential mortgage servicing costs; and a $3 million increase in FDIC assessments. A $5 million reduction in the provision for credit losses partially offset those unfavorable factors.

Net income from the Residential Mortgage Banking segment totaled $26 million in the recent quarter, up significantly from $6 million earned in the second quarter 2011 and also improved from $24 million in the first quarter of 2012. The most significant factors contributing to the recent quarter’s improvement as compared with the year-earlier quarter were a $36 million rise in revenues from residential mortgage origination and sales activities (including intersegment revenues), due to higher origination volumes and wider margins on loans originated for sale, and an $8 million increase in revenues from servicing those residential real estate loans. Those factors were partially offset by higher personnel costs of $6 million and a $5 million increase in the provision for credit losses. Contributing to the improved recent quarter performance as compared with the first quarter of 2012 was a $15 million rise in residential mortgage origination and sales revenues, reflecting higher origination volumes and wider margins on loans originated for sale, offset, in part, by a $10 million increase in the provision for credit losses. Through June 30, 2012, net income for this segment was $50 million, compared with $11 million in 2011. The most significant contributors to the year-over-year increase in net income were a $59 million rise in revenues from residential mortgage origination and sales activities and a $16 million increase in revenues from servicing residential real estate loans, offset, in part, by a $7 million increase in personnel costs.

Net contribution from the Retail Banking segment totaled $58 million, $55 million and $49 million during the three-month periods ended June 30, 2012, June 30, 2011, and March 31, 2012, respectively. The 6% rise in the recent quarter’s net income as compared with the year-earlier quarter reflects a $15 million increase in net interest income and lower FDIC assessments of $7 million. The improved net interest income was due to a $2.0 billion rise in average outstanding deposit balances, including the full-quarter impact of the Wilmington Trust acquisition, and a 9 basis point widening of the net interest margin on deposits. Partially offsetting the above factors were a $14 million decline in fees earned for providing deposit account services, reflecting regulatory changes that were effective in the fourth quarter of 2011, partially offset by fees from deposits associated with the full-quarter impact of the Wilmington Trust acquisition. As compared with the initial 2012 quarter, the recent quarter’s favorable performance was due to the following: a $4 million reduction in the provision for credit losses; higher net interest income of $3 million, reflecting a $489 million rise in average outstanding deposit balances and a 3 basis point widening of the net interest margin on deposits; higher fees earned for providing deposit account services of $3 million; and a $3 million decline in personnel costs. Year-to-date net income totaled $107 million in each of 2012 and 2011. A $30 million increase in net interest income, reflecting a $2.8 billion rise in average outstanding deposit balances and an 8 basis point widening of the net interest margin on loans, and a $13 million decline in FDIC assessments were offset, in part, by a $20 million decrease in fees earned for providing deposit account services, higher personnel costs of $8 million, and higher levels of other operating expenses.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related gains and expenses resulting from acquisitions of financial institutions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes the CCS and WAS activities obtained in the acquisition of Wilmington Trust on May 16, 2011 and the pre-acquisition trust activities of the Company. Revenues for CCS, WAS and the non-Wilmington Trust-related trust activities in the recent quarter were $50 million, $40 million and $32 million, respectively, compared with $26 million, $18 million and $29 million, respectively, in the year-earlier quarter and $49 million, $35 million and $33 million, respectively, in the first quarter of 2012. Individually and combined the net income of those activities did not exceed 10% of the Company’s net income. The various components of the “All Other” category resulted in net losses totaling $53 million and $65 million in the second and first quarters of 2012, respectively, and net income of $17 million for the quarter ended June 30, 2011. Contributing most to the unfavorable performance in the recent quarter as compared with the year-earlier period were the following factors: the impact of the $65 million non-taxable gain on the Wilmington Trust acquisition recorded in 2011’s second quarter; increased personnel-related and professional services expenses of $27 million and $12 million, respectively (both largely related to the Wilmington Trust acquisition); and the unfavorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. Higher trust revenues totaling $49 million in 2012’s second quarter (reflecting the full-quarter impact of the Wilmington Trust acquisition) and higher merger-related expenses of $30 million in the second quarter of 2011 as compared with the current quarter partially offset the unfavorable factors. In comparison to the first quarter of 2012, the improved recent quarter performance was due to a decline in personnel costs largely related to seasonally higher stock-based compensation, payroll-related taxes and employer contributions for retirement savings plan benefits related to incentive compensation payments and unemployment insurance recorded in the first quarter of 2012. The “All Other” category incurred net losses of $118 million and $14 million for the first six months of 2012 and 2011, respectively. The unfavorable performance in the first half of 2012 as compared with the same 2011 period resulted from the following factors: higher expenses relating to the Wilmington Trust acquisition, including increased personnel-related and professional services costs of $90 million and $35 million, respectively; the impact of the $65 million non-taxable gain on the Wilmington Trust acquisition recorded in 2011’s second quarter; and the unfavorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. Partially offsetting those unfavorable items were higher trust revenues in 2012 of $134 million, reflecting the full six-month impact of the Wilmington Trust acquisition, and the impact of higher merger-related expenses recorded in the first half of 2011, totaling $41 million, compared with $10 million of similar costs recorded in the corresponding 2012 period.

Recent Accounting Developments

In July 2012, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance relating to testing indefinite-lived intangible assets for impairment. The amendments are similar to the accounting guidance provided in September 2011 relating to the testing of goodwill for impairment. The amendments provide the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The optional guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the guidance to have an impact on its financial position or results of operations.

In December 2011, the FASB issued amended disclosure guidance relating to offsetting assets and liabilities. The amendments require disclosure of gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this guidance includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The new required disclosures should be applied retrospectively for all comparable periods presented. The Company intends to comply with the new disclosure guidance.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2012 Quarters			2011 Quarters
	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$744,031	720,800	722,535	726,897	694,721	673,810
Interest expense	89,403	93,706	97,969	103,632	102,051	98,679

Net interest income	654,628	627,094	624,566	623,265	592,670	575,131
Less: provision for credit losses	60,000	49,000	74,000	58,000	63,000	75,000
Other income	391,650	376,723	398,454	368,382	501,656	314,420
Less: other expense	627,392	639,695	739,583	662,019	576,895	499,571

Income before income taxes	358,886	315,122	209,437	271,628	454,431	314,980
Applicable income taxes	118,861	101,954	55,162	81,974	125,605	102,380
Taxable-equivalent adjustment	6,645	6,705	6,535	6,546	6,468	6,327

Net income	$233,380	206,463	147,740	183,108	322,358	206,273

Net income available to common shareholders-diluted	$214,716	188,241	129,804	164,671	297,179	190,121
Per common share data
Basic earnings	$1.71	1.50	1.04	1.32	2.43	1.59
Diluted earnings	1.71	1.50	1.04	1.32	2.42	1.59
Cash dividends	$.70	.70	.70	.70	.70	.70
Average common shares outstanding
Basic	125,488	125,220	124,615	124,575	122,181	119,201
Diluted	125,897	125,616	124,736	124,860	122,796	119,852

Performance ratios, annualized
Return on
Average assets	1.17%	1.06%	.75%	.94%	1.78%	1.23%
Average common shareholders’ equity	10.12%	9.04%	6.12%	7.84%	14.94%	10.16%
Net interest margin on average earning assets (taxable-equivalent basis)	3.74%	3.69%	3.60%	3.68%	3.75%	3.92%
Nonaccrual loans to total loans and leases, net of unearned discount	1.54%	1.75%	1.83%	1.91%	1.91%	2.08%

Net operating (tangible) results (a)
Net operating income (in thousands)	$247,433	218,360	168,410	209,996	289,487	216,360
Diluted net operating income per common share	1.82	1.59	1.20	1.53	2.16	1.67
Annualized return on
Average tangible assets	1.30%	1.18%	.89%	1.14%	1.69%	1.36%
Average tangible common shareholders’ equity	18.54%	16.79%	12.36%	16.07%	24.24%	20.16%
Efficiency ratio (b)	56.86%	61.09%	67.38%	61.79%	55.56%	55.75%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$80,087	78,026	78,393	76,908	72,454	68,045
Total tangible assets (c)	76,455	74,381	74,737	73,239	68,806	64,423
Earning assets	70,450	68,388	68,771	67,215	63,382	59,431
Investment securities	7,271	7,507	7,633	7,005	6,394	7,219
Loans and leases, net of unearned discount	61,826	60,484	59,077	58,188	55,461	51,972
Deposits	61,530	59,291	59,999	58,473	54,457	49,680
Common shareholders’ equity (c)	8,668	8,510	8,549	8,462	8,096	7,708
Tangible common shareholders’ equity (c)	5,036	4,865	4,893	4,793	4,448	4,086

At end of quarter
Total assets (c)	$80,808	79,187	77,924	77,864	77,727	67,881
Total tangible assets (c)	77,181	75,548	74,274	74,201	74,052	64,263
Earning assets	71,065	69,490	68,027	67,926	67,837	58,822
Investment securities	7,057	7,195	7,673	7,174	6,492	6,507
Loans and leases, net of unearned discount	62,851	60,922	60,096	58,401	58,541	52,119
Deposits	62,549	60,913	59,395	59,482	59,229	50,548
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	8,758	8,559	8,403	8,509	8,380	7,758
Tangible common shareholders’ equity (c)	5,131	4,920	4,753	4,846	4,705	4,140
Equity per common share	69.15	67.64	66.82	67.70	66.71	64.43
Tangible equity per common share	40.52	38.89	37.79	38.56	37.45	34.38

Market price per common share
High	$88.00	87.37	80.02	90.00	90.76	91.05
Low	76.92	76.82	66.40	66.41	83.31	84.63
Closing	82.57	86.88	76.34	69.90	87.95	88.47

(a)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 2.
(b)	Excludes impact of merger-related gains and expenses and net securities transactions.
(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2012 Quarters		2011 Quarters
	Second	First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$233,380	206,463	147,740	183,108	322,358	206,273
Amortization of core deposit and other intangible assets (a)	9,709	10,240	10,476	10,622	8,974	7,478
Merger-related gain (a)	—	—	—	—	(64,930)	—
Merger-related expenses (a)	4,344	1,657	10,194	16,266	23,085	2,609
Net operating income	$247,433	218,360	168,410	209,996	289,487	216,360
Earnings per common share
Diluted earnings per common share	$1.71	1.50	1.04	1.32	2.42	1.59
Amortization of core deposit and other intangible assets (a)	.08	.08	.08	.08	.07	.06
Merger-related gain (a)	—	—	—	—	(.52)	—
Merger-related expenses (a)	.03	.01	.08	.13	.19	.02
Diluted net operating earnings per common share	$1.82	1.59	1.20	1.53	2.16	1.67
Other expense
Other expense	$627,392	639,695	739,583	662,019	576,895	499,571
Amortization of core deposit and other intangible assets	(15,907)	(16,774)	(17,162)	(17,401)	(14,740)	(12,314)
Merger-related expenses	(7,151)	(2,728)	(16,393)	(26,003)	(36,996)	(4,295)
Noninterest operating expense	$604,334	620,193	706,028	618,615	525,159	482,962
Merger-related expenses
Salaries and employee benefits	$3,024	1,973	534	285	15,305	7
Equipment and net occupancy	—	15	189	119	25	79
Printing, postage and supplies	—	—	1,475	723	318	147
Other costs of operations	4,127	740	14,195	24,876	21,348	4,062
Total	$7,151	2,728	16,393	26,003	36,996	4,295
Efficiency ratio
Noninterest operating expense (numerator)	$604,334	620,193	706,028	618,615	525,159	482,962
Taxable-equivalent net interest income	654,628	627,094	624,566	623,265	592,670	575,131
Other income	391,650	376,723	398,454	368,382	501,656	314,420
Less: Gain (loss) on bank investment securities	(408)	45	1	89	110,744	39,353
Net OTTI losses recognized in earnings	(16,173)	(11,486)	(24,822)	(9,642)	(26,530)	(16,041)
Merger-related gain	—	—	—	—	64,930	—
Denominator	$1,062,859	1,015,258	1,047,841	1,001,200	945,182	866,239
Efficiency ratio	56.86%	61.09%	67.38%	61.79%	55.56%	55.75%
Balance sheet data
In millions
Average assets
Average assets	$80,087	78,026	78,393	76,908	72,454	68,045
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(151)	(168)	(185)	(202)	(165)	(119)
Deferred taxes	44	48	54	58	42	22
Average tangible assets	$76,455	74,381	74,737	73,239	68,806	64,423
Average common equity
Average total equity	$9,536	9,376	9,413	9,324	8,812	8,451
Preferred stock	(868)	(866)	(864)	(862)	(716)	(743)
Average common equity	8,668	8,510	8,549	8,462	8,096	7,708
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(151)	(168)	(185)	(202)	(165)	(119)
Deferred taxes	44	48	54	58	42	22
Average tangible common equity	$5,036	4,865	4,893	4,793	4,448	4,086
At end of quarter
Total assets
Total assets	$80,808	79,187	77,924	77,864	77,727	67,881
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(143)	(160)	(176)	(193)	(210)	(113)
Deferred taxes	41	46	51	55	60	20
Total tangible assets	$77,181	75,548	74,274	74,201	74,052	64,263
Total common equity
Total equity	$9,630	9,429	9,271	9,375	9,244	8,508
Preferred stock	(868)	(867)	(865)	(863)	(861)	(743)
Undeclared dividends - cumulative preferred stock	(4)	(3)	(3)	(3)	(3)	(7)
Common equity, net of undeclared cumulative preferred dividends	8,758	8,559	8,403	8,509	8,380	7,758
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(143)	(160)	(176)	(193)	(210)	(113)
Deferred taxes	41	46	51	55	60	20
Total tangible common equity	$5,131	4,920	4,753	4,846	4,705	4,140

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2012 Second Quarter			2012 First Quarter			2011 Fourth Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$16,104	$149,107	3.72%	15,732	145,134	3.71%	15,392	146,768	3.78%
Real estate - commercial	24,737	287,724	4.65	24,559	271,539	4.42	24,108	269,516	4.47
Real estate - consumer	9,216	102,164	4.43	8,286	95,308	4.60	7,480	89,185	4.77
Consumer	11,769	141,031	4.82	11,907	142,083	4.80	12,097	148,538	4.87

Total loans and leases, net	61,826	680,026	4.42	60,484	654,064	4.35	59,077	654,007	4.39

Interest-bearing deposits at banks	1,247	767	.25	301	213	.28	1,973	1,255	.25
Federal funds sold and agreements to resell securities	6	8	.56	3	3	.50	6	6	.38
Trading account	100	411	1.64	93	367	1.57	82	267	1.30
Investment securities**
U.S. Treasury and federal agencies	4,770	40,202	3.39	4,877	41,621	3.43	4,899	42,229	3.42
Obligations of states and political subdivisions	222	2,979	5.40	226	3,065	5.45	226	3,362	5.89
Other	2,279	19,638	3.47	2,404	21,467	3.59	2,508	21,409	3.39

Total investment securities	7,271	62,819	3.47	7,507	66,153	3.54	7,633	67,000	3.48

Total earning assets	70,450	744,031	4.25	68,388	720,800	4.24	68,771	722,535	4.17

Allowance for credit losses	(918)			(916)			(919)
Cash and due from banks	1,350			1,304			1,330
Other assets	9,205			9,250			9,211

Total assets	$80,087			78,026			78,393

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$841	424	.20	827	283	.14	826	315	.15
Savings deposits	33,286	16,940	.20	32,410	18,183	.23	32,179	21,654	.27
Time deposits	5,545	12,354	.90	5,960	13,509	.91	6,379	14,949	.93
Deposits at Cayman Islands office	457	232	.20	496	213	.17	512	187	.15

Total interest-bearing deposits	40,129	29,950	.30	39,693	32,188	.33	39,896	37,105	.37

Short-term borrowings	875	348	.16	828	303	.15	674	169	.10
Long-term borrowings	6,102	59,105	3.90	6,507	61,215	3.78	6,574	60,695	3.66

Total interest-bearing liabilities	47,106	89,403	.76	47,028	93,706	.80	47,144	97,969	.82

Noninterest-bearing deposits	21,401			19,598			20,103
Other liabilities	2,044			2,024			1,733

Total liabilities	70,551			68,650			68,980

Shareholders’ equity	9,536			9,376			9,413

Total liabilities and shareholders’ equity	$80,087			78,026			78,393

Net interest spread			3.49			3.44			3.35
Contribution of interest-free funds			.25			.25			.25

Net interest income/margin on earning assets		$654,628	3.74%		627,094	3.69%		624,566	3.60%

* Includes nonaccrual loans.	(continued	)
** Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2011 Third Quarter			2011 Second Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$15,007	$144,677	3.82%	14,623	141,723	3.89%
Real estate - commercial	23,979	277,193	4.62	22,471	257,787	4.59
Real estate - consumer	7,002	86,651	4.95	6,559	81,943	5.00
Consumer	12,200	152,301	4.95	11,808	148,028	5.03

Total loans and leases, net	58,188	660,822	4.51	55,461	629,481	4.55

Interest-bearing deposits at banks	1,861	1,164	.25	804	479	.24
Federal funds sold and agreements to resell securities	76	27	.14	622	137	.09
Trading account	85	371	1.75	101	331	1.32
Investment securities**
U.S. Treasury and federal agencies	4,224	37,805	3.55	3,436	33,227	3.88
Obligations of states and political subdivisions	250	3,424	5.43	250	3,439	5.51
Other	2,531	23,284	3.65	2,708	27,627	4.09

Total investment securities	7,005	64,513	3.65	6,394	64,293	4.03

Total earning assets	67,215	726,897	4.29	63,382	694,721	4.40

Allowance for credit losses	(917)			(913)
Cash and due from banks	1,286			1,116
Other assets	9,324			8,869

Total assets	$76,908			72,454

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$814	354	.17	742	274	.15
Savings deposits	31,654	22,664	.28	30,043	20,757	.28
Time deposits	7,169	17,684	.98	6,657	19,310	1.16
Deposits at Cayman Islands office	614	188	.12	820	193	.09

Total interest-bearing deposits	40,251	40,890	.40	38,262	40,534	.42

Short-term borrowings	592	222	.15	707	147	.08
Long-term borrowings	6,829	62,520	3.63	7,076	61,370	3.48

Total interest-bearing liabilities	47,672	103,632	.86	46,045	102,051	.89

Noninterest-bearing deposits	18,222			16,195
Other liabilities	1,690			1,402
Total liabilities	67,584			63,642

Shareholders’ equity	9,324			8,812

Total liabilities and shareholders’ equity	$76,908			72,454

Net interest spread			3.43			3.51
Contribution of interest-free funds			.25			.24

Net interest income/margin on earning assets		$623,265	3.68%		592,670	3.75%

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of June 30, 2012.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)–(b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
April 1 – April 30, 2012	3,677	$87.12	—	2,181,500
May 1 – May 31, 2012	15,295	86.20	—	2,181,500
June 1 – June 30, 2012	678	82.57	—	2,181,500

Total	19,650	$86.25	—

(1)	The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.
(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information. (None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: August 8, 2012	By:	/s/ René F. Jones
René F. Jones Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.