Form 10-Q/A
period 2012-06-30
M&T BANK CORP
filed 2012-08-09
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 amends M&T Bank Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, which was filed on August 9, 2012. This Amendment No. 1 is being filed on August 9, 2012 solely for the purpose of correcting typographical errors in the first full sentence on page 73 regarding the amount of lower estimated principal losses on acquired loans and the decrease in the expected principal losses in the acquired commercial real estate portfolios. Except for these corrections, there have been no changes in any of the financial or other information contained in the report. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

The entire Form 10-Q, as amended, is included herein.

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

The Company regularly reviews its cash flow projections for acquired loans, including its estimates of lifetime principal losses. In general, based on stabilizing economic conditions and the Company’s success at restructuring several large acquired loans, the estimates of cash flows expected to be generated by acquired loans have increased by approximately 1%, or $109 million. The improvement reflects a lowering of estimated principal losses by approximately $122 million, largely driven by a $93 million decrease in expected principal losses in the acquired commercial real estate portfolios. The increases in projected cash flows, including both the $122 million of principal referred to above and interest payments related thereto, resulted in a $140 million transfer from the nonaccretable balance to the accretable yield. That transfer added $14 million to interest income on the Company’s $7.1 billion acquired loan portfolio for the quarter ended June 30, 2012. Other changes in expected cash flows, including changes in interest rates and prepayments, reduced the accretable yield by approximately $31 million in the recent quarter, but had no impact on the nonaccretable balance.

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