Form 10-Q
period 2012-09-30
M&T BANK CORP
filed 2012-11-06
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on October 31, 2012: 128,005,934 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30,	December 31,
Dollars in thousands, except per share	2012	2011
Assets
Cash and due from banks	$1,622,928	1,449,547
Interest-bearing deposits at banks	411,994	154,960
Federal funds sold	—	2,850
Trading account	526,844	561,834
Investment securities (includes pledged securities that can be sold or repledged of $1,826,216 at September 30, 2012; $1,826,011 at December 31, 2011)
Available for sale (cost: $5,091,116 at September 30, 2012; $6,312,423 at December 31, 2011)	5,183,878	6,228,560
Held to maturity (fair value: $1,074,771 at September 30, 2012; $1,012,562 at December 31, 2011)	1,121,325	1,077,708
Other (fair value: $318,801 at September 30, 2012; $366,886 at December 31, 2011)	318,801	366,886

Total investment securities	6,624,004	7,673,154

Loans and leases	64,335,438	60,377,875
Unearned discount	(223,483)	(281,870)

Loans and leases, net of unearned discount	64,111,955	60,096,005
Allowance for credit losses	(921,223)	(908,290)

Loans and leases, net	63,190,732	59,187,715

Premises and equipment	589,035	581,435
Goodwill	3,524,625	3,524,625
Core deposit and other intangible assets	129,628	176,394
Accrued interest and other assets	4,465,443	4,611,773

Total assets	$81,085,233	77,924,287

Liabilities
Noninterest-bearing deposits	$22,968,401	20,017,883
NOW accounts	1,499,915	1,912,226
Savings deposits	33,163,780	31,001,083
Time deposits	4,972,409	6,107,530
Deposits at Cayman Islands office	1,402,753	355,927

Total deposits	64,007,258	59,394,649

Federal funds purchased and agreements to repurchase securities	592,154	732,059
Other short-term borrowings	—	50,023
Accrued interest and other liabilities	1,570,758	1,790,121
Long-term borrowings	4,969,536	6,686,226

Total liabilities	71,139,706	68,653,078

Shareholders’ equity
Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 381,500 shares at September 30, 2012 and December 31, 2011; Liquidation preference of $10,000 per share: 50,000 shares at September 30, 2012 and December 31, 2011	870,416	864,585
Common stock, $.50 par, 250,000,000 shares authorized, 127,403,420 shares issued at September 30, 2012; 125,683,398 shares issued at December 31, 2011	63,702	62,842
Common stock issuable, 57,316 shares at September 30, 2012; 68,220 shares at December 31, 2011	3,451	4,072
Additional paid-in capital	2,951,248	2,828,986
Retained earnings	6,286,785	5,867,165
Accumulated other comprehensive income (loss), net	(230,075)	(356,441)

Total shareholders’ equity	9,945,527	9,271,209

Total liabilities and shareholders’ equity	$81,085,233	77,924,287

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended September 30		Nine months ended September 30
In thousands, except per share		2012	2011	2012	2011
Interest income	Loans and leases, including fees	$687,466	655,581	$2,010,529	1,873,860
	Deposits at banks	139	1,164	1,119	1,679
	Federal funds sold	6	23	17	51
	Agreements to resell securities	—	4	—	132
	Trading account	214	312	849	982
	Investment securities
	Fully taxable	54,959	60,880	177,647	192,369
	Exempt from federal taxes	2,067	2,387	6,171	7,014

	Total interest income	744,851	720,351	2,196,332	2,076,087

Interest expense	NOW accounts	327	354	1,034	830
	Savings deposits	16,510	22,664	51,633	62,660
	Time deposits	10,843	17,684	36,706	56,065
	Deposits at Cayman Islands office	336	188	781	775
	Short-term borrowings	365	222	1,016	861
	Long-term borrowings	53,748	62,520	174,068	183,171

	Total interest expense	82,129	103,632	265,238	304,362

	Net interest income	662,722	616,719	1,931,094	1,771,725
	Provision for credit losses	46,000	58,000	155,000	196,000

	Net interest income after provision for credit losses	616,722	558,719	1,776,094	1,575,725

Other income	Mortgage banking revenues	106,812	38,141	232,518	125,448
	Service charges on deposit accounts	114,463	121,577	334,334	351,024
	Trust income	115,709	113,652	354,937	218,565
	Brokerage services income	14,114	13,907	44,187	43,129
	Trading account and foreign exchange gains	8,469	4,176	25,278	19,253
	Gain on bank investment securities	372	89	9	150,186
	Total other-than-temporary impairment (“OTTI”) losses	(2,134)	(7,649)	(26,246)	(50,374)
	Portion of OTTI losses recognized in other comprehensive income (before taxes)	(3,538)	(1,993)	(7,085)	(1,839)

	Net OTTI losses recognized in earnings	(5,672)	(9,642)	(33,331)	(52,213)

	Equity in earnings of Bayview Lending Group LLC	(5,183)	(6,911)	(16,570)	(18,812)
	Other revenues from operations	96,649	93,393	272,744	347,878

	Total other income	445,733	368,382	1,214,106	1,184,458

Other expense	Salaries and employee benefits	321,746	325,197	991,530	891,465
	Equipment and net occupancy	64,248	68,101	194,667	184,434
	Printing, postage and supplies	8,272	10,593	31,512	29,518
	Amortization of core deposit and other intangible assets	14,085	17,401	46,766	44,455
	FDIC assessments	23,801	26,701	77,712	72,404
	Other costs of operations	183,875	214,026	540,927	516,209

	Total other expense	616,027	662,019	1,883,114	1,738,485

	Income before taxes	446,428	265,082	1,107,086	1,021,698
	Income taxes	152,966	81,974	373,781	309,959

	Net income	$293,462	183,108	$733,305	711,739

	Net income available to common shareholders
	Basic	$273,885	164,668	$676,821	651,941
	Diluted	273,896	164,671	676,842	651,966

	Net income per common share
	Basic	$2.18	1.32	$5.39	5.34
	Diluted	2.17	1.32	5.37	5.32

	Cash dividends per common share	$.70	.70	$2.10	2.10

	Average common shares outstanding
	Basic	125,819	124,575	125,510	122,005
	Diluted	126,292	124,860	125,936	122,521

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands	2012	2011	2012	2011
Net income	$293,462	183,108	$733,305	711,739
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains on investment securities	42,560	34,862	111,931	6,970

Reclassification to income for amortization of gains on terminated cash flow hedges	—	(70)	(112)	(211)
Foreign currency translation adjustment	482	(699)	351	(503)
Defined benefit plans liability adjustment	4,732	2,143	14,196	6,431

Total other comprehensive income	47,774	36,236	126,366	12,687

Total comprehensive income	$341,236	219,344	$859,671	724,426

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Nine months ended September 30
In thousands		2012	2011
Cash flows from operating activities	Net income	$733,305	711,739
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	155,000	196,000
	Depreciation and amortization of premises and equipment	63,344	60,220
	Amortization of capitalized servicing rights	44,678	39,895
	Amortization of core deposit and other intangible assets	46,766	44,455
	Provision for deferred income taxes	108,699	14,530
	Asset write-downs	46,505	64,153
	Net gain on sales of assets	(5,070)	(183,861)
	Net change in accrued interest receivable, payable	(10,712)	(6,206)
	Net change in other accrued income and expense	(204,876)	(21,427)
	Net change in loans originated for sale	(528,606)	316,623
	Net change in trading account assets and liabilities	24,743	49,376

	Net cash provided by operating activities	473,776	1,285,497

Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	49,430	1,909,427
	Other	61,648	106,925
	Proceeds from maturities of investment securities
	Available for sale	1,155,603	1,007,612
	Held to maturity	237,933	180,475
	Purchases of investment securities
	Available for sale	(26,115)	(2,569,168)
	Held to maturity	(282,704)	(19,386)
	Other	(13,563)	(30,438)
	Net increase in loans and leases	(3,572,339)	(522,571)
	Net (increase) decrease in interest-bearing deposits at banks	(257,034)	480,708
	Net decrease in agreements to resell securities	—	15,000
	Other investments, net	(7,447)	(9,856)
	Capital expenditures, net	(65,947)	(38,030)
	Acquisitions, net of cash acquired Banks and bank holding companies	—	178,940
	Purchase of Wilmington Trust Corporation preferred stock	—	(330,000)
	Proceeds from sales of real estate acquired in settlement of loans	80,762	181,310
	Other, net	(86,649)	73,739

	Net cash (used) provided by investing activities	(2,726,422)	614,687

Cash flows from financing activities	Net increase in deposits	4,624,134	825,434
	Net decrease in short-term borrowings	(189,906)	(400,752)
	Payments on long-term borrowings	(1,727,313)	(1,750,195)
	Proceeds from issuance of preferred stock	—	495,000
	Redemption of preferred stock	—	(370,000)
	Dividends paid - common	(267,481)	(261,589)
	Dividends paid - preferred	(31,494)	(24,815)
	Other, net	15,237	7,035

	Net cash provided (used) by financing activities	2,423,177	(1,479,882)

	Net increase in cash and cash equivalents	170,531	420,302
	Cash and cash equivalents at beginning of period	1,452,397	933,755

	Cash and cash equivalents at end of period	$1,622,928	1,354,057

Supplemental disclosure of cash flow information	Interest received during the period	$2,187,027	2,087,083
	Interest paid during the period	280,983	320,758
	Income taxes paid during the period	272,502	308,057

Supplemental schedule of noncash investing and financing activities	Real estate acquired in settlement of loans	$36,881	51,046
	Acquisitions:
	Fair value of:
	Assets acquired (noncash)	—	10,666,102
	Liabilities assumed	—	10,044,555
	Common stock issued	—	405,557
	Retirement of Wilmington Trust Corporation preferred stock	—	330,000

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						other
			Common	Additional		comprehensive
	Preferred	Common	stock	paid-in	Retained	income	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	(loss), net	stock	Total
2011
Balance—January 1, 2011	$740,657	60,198	4,189	2,398,615	5,426,701	(205,220)	(67,445)	8,357,695
Total comprehensive income	—	—	—	—	711,739	12,687	—	724,426
Acquisition of Wilmington Trust Corporation—common stock issued	—	2,348	—	403,209	—	—	—	405,557
Partial redemption of Series A preferred stock	(370,000)	—	—	—	—	—	—	(370,000)
Conversion of Series B preferred stock into 433,144 shares of common stock	(26,500)	192	—	21,754	—	—	4,554	—
Issuance of Series D preferred stock	500,000	—	—	(5,000)	—	—	—	495,000
Preferred stock cash dividends	—	—	—	—	(34,125)	—	—	(34,125)
Amortization of preferred stock discount	18,560	—	—	—	(18,560)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	36	—	650	—	—	31,666	32,352
Exercises of stock options, net	—	29	—	(6,691)	—	—	30,106	23,444
Directors’ stock plan	—	2	—	414	—	—	612	1,028
Deferred compensation plans, net, including dividend equivalents	—	—	(123)	(203)	(141)	—	507	40
Other	—	—	—	1,395	—	—	—	1,395
Common stock cash dividends—$2.10 per share	—	—	—	—	(261,686)	—	—	(261,686)

Balance—September 30, 2011	$862,717	62,805	4,066	2,814,143	5,823,928	(192,533)	—	9,375,126

2012
Balance—January 1, 2012	$864,585	62,842	4,072	2,828,986	5,867,165	(356,441)	—	9,271,209
Total comprehensive income	—	—	—	—	733,305	126,366	—	859,671
Preferred stock cash dividends	—	—	—	—	(40,088)	—	—	(40,088)
Amortization of preferred stock discount	5,831	—	—	—	(5,831)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	228	—	37,655	—	—	—	37,883
Exercises of stock options, net	—	545	—	71,939	—	—	—	72,484
Stock purchase plan	—	75	—	10,026	—	—	—	10,101
Directors’ stock plan	—	7	—	1,114	—	—	—	1,121
Deferred compensation plans, net, including dividend equivalents	—	5	(621)	576	(120)	—	—	(160)
Other	—	—	—	952	—	—	—	952
Common stock cash dividends—$2.10 per share	—	—	—	—	(267,646)	—	—	(267,646)

Balance—September 30, 2012	$870,416	63,702	3,451	2,951,248	6,286,785	(230,075)	—	9,945,527

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

2. Acquisitions

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City will be acquired by M&T. Pursuant to the terms of the agreement, Hudson City shareholders will receive consideration valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash).

At September 30, 2012, Hudson City had $41.9 billion of assets, including $27.8 billion of loans and $12.5 billion of investment securities, and $37.2 billion of liabilities, including $24.0 billion of deposits. After the merger is completed, M&T expects to repay approximately $13 billion of Hudson City’s long-term borrowings by liquidating its comparably-sized investment securities portfolio. The merger is subject to a number of conditions, including regulatory approvals and approval by common shareholders of M&T and Hudson City, and is expected to be completed by mid-year 2013.

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

The Wilmington Trust transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Assets acquired totaled approximately $10.8 billion, including $6.4 billion of loans and leases (including approximately $3.2 billion of commercial real estate loans, $1.4 billion of commercial loans and leases, $1.1 billion of consumer loans and $680 million of residential real estate loans). Liabilities assumed aggregated $10.0 billion, including $8.9 billion of deposits. The common stock issued in the transaction added $406 million to M&T’s common shareholders’ equity. Immediately prior to the closing of the Wilmington Trust transaction, M&T redeemed the $330 million of preferred stock issued by Wilmington Trust as part of the Troubled Asset Relief Program – Capital Purchase Program (“TARP”) of the U.S. Department of Treasury (“U.S. Treasury”). In connection with the acquisition, the Company recorded $112 million of core deposit and other intangible assets. The core deposit and other intangible assets are generally being amortized over periods of 5 to 7 years using an accelerated method. There was no goodwill recorded as a result of the transaction, however, a non-taxable gain of $65 million was realized, which represented the excess of the fair value of

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Acquisitions, continued

assets acquired less liabilities assumed over consideration exchanged. The acquisition of Wilmington Trust added to M&T’s market-leading position in the Mid-Atlantic region by giving M&T the leading deposit market share in Delaware.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Acquisitions, continued

The following table presents certain pro forma information as if Wilmington Trust had been included in the Company’s results of operations for the nine months ended September 30, 2011 rather than since the acquisition date on May 16, 2011. These results combine the historical results of Wilmington Trust into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place as indicated. In particular, no adjustments have been made to eliminate the amount of Wilmington Trust’s provision for credit losses of $41 million or the impact of other-than-temporary impairment losses of $5 million recognized by Wilmington Trust during the first quarter of 2011 that may not have been necessary had the acquired loans and investment securities been recorded at fair value as of the beginning of 2011. Additionally, the Company expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow:

Pro forma Nine months ended
September 30, 2011
(in thousands)
Total revenues (a)	$3,190,437
Net income	663,048

(a)	Represents net interest income plus other income.

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

A summary of merger-related expenses included in the consolidated statement of income follows:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Salaries and employee benefits	$—	285	$4,997	15,597
Equipment and net occupancy	—	119	15	223
Printing, postage and supplies	—	723	—	1,188
Other costs of operations	—	24,876	4,867	50,286

	$—	26,003	$9,879	67,294

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
		(in thousands)
September 30, 2012
Investment securities available for sale:
U.S. Treasury and federal agencies	$55,288	1,057	—	$56,345
Obligations of states and political subdivisions	33,402	588	10	33,980
Mortgage-backed securities:
Government issued or guaranteed	3,502,237	246,190	175	3,748,252
Privately issued residential	1,198,896	4,929	148,757	1,055,068
Privately issued commercial	10,837	—	269	10,568
Collateralized debt obligations	43,294	15,147	1,240	57,201
Other debt securities	136,418	2,146	29,159	109,405
Equity securities	110,744	9,636	7,321	113,059

	5,091,116	279,693	186,931	5,183,878

Investment securities held to maturity:
Obligations of states and political subdivisions	192,621	8,848	29	201,440
Mortgage-backed securities:
Government issued or guaranteed	669,169	37,259	—	706,428
Privately issued	248,441	334	92,966	155,809
Other debt securities	11,094	—	—	11,094

	1,121,325	46,441	92,995	1,074,771

Other securities	318,801	—	—	318,801

Total	$6,531,242	326,134	279,926	$6,577,450

December 31, 2011
Investment securities available for sale:
U.S. Treasury and federal agencies	$69,468	1,255	—	$70,723
Obligations of states and political subdivisions	39,518	771	20	40,269
Mortgage-backed securities:
Government issued or guaranteed	4,344,116	177,392	275	4,521,233
Privately issued residential	1,369,371	6,373	239,488	1,136,256
Privately issued commercial	17,679	—	2,650	15,029
Collateralized debt obligations	43,834	11,154	2,488	52,500
Other debt securities	216,700	4,588	44,443	176,845
Equity securities	211,737	8,468	4,500	215,705

	6,312,423	210,001	293,864	6,228,560

Investment securities held to maturity:
Obligations of states and political subdivisions	188,680	9,141	28	197,793
Mortgage-backed securities:
Government issued or guaranteed	608,533	24,881	—	633,414
Privately issued	268,642	—	99,140	169,502
Other debt securities	11,853	—	—	11,853

	1,077,708	34,022	99,168	1,012,562

Other securities	366,886	—	—	366,886

Total	$7,757,017	244,023	393,032	$7,608,008

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

Gross realized gains on investment securities were $90 thousand and $150 million for the three-month and nine-month periods ended September 30, 2011, respectively. Gross realized gains were not significant in 2012. Gross realized losses on investment securities were not significant during the three-month and nine-month periods ended September 30, 2012 and 2011. During the second quarter of 2011, the Company sold residential mortgage-backed securities guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) having an aggregate amortized cost of approximately $1.0 billion which resulted in a gain of $66 million (pre-tax). The Company also sold trust preferred securities and collateralized debt obligations during the second quarter of 2011 having an aggregate amortized cost of $136 million and $100 million, respectively, which resulted in gains of $25 million (pre-tax) and $20 million (pre-tax), respectively. During the first quarter of 2011, the Company sold residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac having an aggregate amortized cost of approximately $484 million which resulted in a gain of $39 million (pre-tax).

The Company recognized pre-tax other-than-temporary impairment losses of $6 million and $33 million during the three months and nine months ended September 30, 2012, respectively, and $10 million and $52 million during the three months and nine months ended September 30, 2011, respectively, related to privately issued mortgage-backed securities. The impairment charges were recognized in light of deterioration of real estate values and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. The other-than-temporary losses represent management’s estimate of credit losses inherent in the debt securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates for future collateral performance.

The following table displays changes in credit losses associated with debt securities for which other-than-temporary impairment losses have been previously recognized in earnings for the three months and nine months ended September 30, 2012 and 2011:

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

	Three months ended September 30
	2012	2011
	(in thousands)
Beginning balance	$264,197	298,141
Additions for credit losses not previously recognized	5,672	9,642
Reductions for increases in cash flows	—	(90)
Reductions for realized losses	(67,926)	(23,127)

Ending balance	$201,943	284,566

	Nine months ended September 30
	2012	2011
	(in thousands)
Beginning balance	$285,399	327,912
Additions for credit losses not previously recognized	33,331	52,213
Reductions for increases in cash flows	—	(5,110)
Reductions for realized losses	(116,787)	(90,449)

Ending balance	$201,943	284,566

At September 30, 2012, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized cost	Estimated fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$33,460	33,496
Due after one year through five years	42,405	43,791
Due after five years through ten years	8,611	9,409
Due after ten years	183,926	170,235

	268,402	256,931
Mortgage-backed securities available for sale	4,711,970	4,813,888

	$4,980,372	5,070,819

Debt securities held to maturity:
Due in one year or less	$36,459	36,660
Due after one year through five years	45,054	47,410
Due after five years through ten years	110,731	116,979
Due after ten years	11,471	11,485

	203,715	212,534
Mortgage-backed securities held to maturity	917,610	862,237

	$1,121,325	1,074,771

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

A summary of investment securities that as of September 30, 2012 and December 31, 2011 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
		Unrealized		Unrealized
	Fair value	losses	Fair value	losses
		(in thousands)
September 30, 2012
Investment securities available for sale:
Obligations of states and political subdivisions	$979	(6)	685	(4)
Mortgage-backed securities:
Government issued or guaranteed	5,838	(28)	9,319	(147)
Privately issued residential	81,620	(454)	828,916	(148,303)
Privately issued commercial	—	—	9,744	(269)
Collateralized debt obligations	3,136	(30)	5,842	(1,210)
Other debt securities	—	—	93,266	(29,159)
Equity securities	5,486	(3,820)	1,580	(3,501)

	97,059	(4,338)	949,352	(182,593)

Investment securities held to maturity:
Obligations of states and political subdivisions	2,839	(6)	2,522	(23)
Privately issued mortgage-backed securities	—	—	155,189	(92,966)

	2,839	(6)	157,711	(92,989)

Total	$99,898	(4,344)	1,107,063	(275,582)

December 31, 2011
Investment securities available for sale:
Obligations of states and political subdivisions	$—	—	1,228	(20)
Mortgage-backed securities:
Government issued or guaranteed	38,492	(190)	6,017	(85)
Privately issued residential	297,133	(14,188)	751,077	(225,300)
Privately issued commercial	—	—	15,029	(2,650)
Collateralized debt obligations	2,871	(335)	4,863	(2,153)
Other debt securities	72,637	(9,883)	73,635	(34,560)
Equity securities	9,883	(4,500)	—	—

	421,016	(29,096)	851,849	(264,768)

Investment securities held to maturity:
Obligations of states and political subdivisions	3,084	(4)	1,430	(24)
Privately issued mortgage-backed securities	1,883	(592)	167,139	(98,548)

	4,967	(596)	168,569	(98,572)

Total	$425,983	(29,692)	1,020,418	(363,340)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

The Company owned 250 individual investment securities with aggregate gross unrealized losses of $280 million at September 30, 2012. Approximately $242 million of the unrealized losses pertained to privately issued mortgage-backed securities with a cost basis of $1.3 billion. The Company also had $30 million of unrealized losses on available-for-sale trust preferred securities issued by financial institutions and securities backed by trust preferred securities having a cost basis of $133 million. Based on a review of each of the securities in the investment securities portfolio at September 30, 2012, with the exception of the aforementioned securities for which other-than-temporary impairment losses were recognized, the Company concluded that it expected to recover the amortized cost basis of its investment. As of September 30, 2012, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities. At September 30, 2012, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $319 million of cost method investment securities.

4. Loans and leases and the allowance for credit losses

The outstanding principal balance and the carrying amount of acquired loans that were recorded at fair value at the acquisition date that is included in the consolidated balance sheet is as follows:

	September 30,	December 31,
	2012	2011
	(in thousands)
Outstanding principal balance	$7,338,476	9,203,366
Carrying amount:
Commercial, financial, leasing, etc.	977,430	1,331,198
Commercial real estate	2,962,899	3,879,518
Residential real estate	742,977	915,371
Consumer	1,700,161	2,033,700

	$6,383,467	8,159,787

Purchased impaired loans included in the table above totaled $528 million at September 30, 2012 and $653 million at December 31, 2011, representing less than 1% of the Company’s assets as of each date.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Interest income on acquired loans that were recorded at fair value at the acquisition date was $87 million and $259 million for the three months and nine months ended September 30, 2012 and $97 million and $207 million for the three months and nine months ended September 30, 2011, respectively. At December 31, 2010 and September 30, 2011, the accretable yield on acquired loans was $457 million and $944 million, respectively. A summary of changes in the accretable yield for acquired loans for the three months and nine months ended September 30, 2012 follows:

	Three months ended September 30, 2012
	Purchased	Other
	impaired	acquired	Total
	(in thousands)
Balance at beginning of period	$55,599	733,161	788,760
Interest income	(12,436)	(74,936)	(87,372)
Reclassifications from (to) nonaccretable balance, net	542	—	542
Other (a)	—	1,382	1,382

Balance at end of period	$43,705	659,607	703,312

	Nine months ended September 30, 2012
	Purchased	Other
	impaired	acquired	Total
	(in thousands)
Balance at beginning of period	$30,805	807,960	838,765
Interest income	(29,721)	(228,908)	(258,629)
Reclassifications from (to) nonaccretable balance, net	42,621	98,165	140,786
Other (a)	—	(17,610)	(17,610)

Balance at end of period	$43,705	659,607	703,312

(a)	Other changes in expected cash flows including changes in interest rates and prepayments.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

A summary of current, past due and nonaccrual loans as of September 30, 2012 and December 31, 2011 were as follows:

		30-89 Days past due	90 Days or more past due and accruing		Purchased impaired (b)	Nonaccrual	Total
	Current		Non- acquired	Acquired (a)
			(in thousands)
September 30, 2012
Commercial, financial, leasing, etc.	$16,496,862	50,980	2,574	14,919	17,434	121,806	16,704,575
Real estate:
Commercial	20,926,702	142,780	12,479	54,329	151,685	172,246	21,460,221
Residential builder and developer	781,007	26,920	5,009	23,870	244,017	225,529	1,306,352
Other commercial construction	2,056,594	36,738	8,077	6,388	69,337	26,709	2,203,843
Residential	9,534,751	270,560	276,314	41,577	41,297	182,217	10,346,716
Residential Alt-A	340,568	25,203	—	—	—	95,733	461,504
Consumer:
Home equity lines and loans	6,300,811	44,791	—	17,799	4,231	56,300	6,423,932
Automobile	2,429,579	40,813	—	345	—	25,537	2,496,274
Other	2,647,950	34,270	4,967	2,197	—	19,154	2,708,538

Total	$61,514,824	673,055	309,420	161,424	528,001	925,231	64,111,955

December 31, 2011
Commercial, financial, leasing, etc.	$15,493,803	37,112	7,601	8,560	23,762	163,598	15,734,436
Real estate:
Commercial	19,658,761	172,641	9,983	54,148	192,804	171,111	20,259,448
Residential builder and developer	845,680	49,353	13,603	21,116	297,005	281,576	1,508,333
Other commercial construction	2,393,304	41,049	968	23,582	78,105	106,325	2,643,333
Residential	6,626,182	256,017	250,472	37,982	56,741	172,681	7,400,075
Residential Alt-A	383,834	34,077	—	—	—	105,179	523,090
Consumer:
Home equity lines and loans	6,570,675	43,516	—	15,409	4,635	47,150	6,681,385
Automobile	2,644,330	48,342	—	601	—	26,835	2,720,108
Other	2,551,225	43,547	5,249	2,340	310	23,126	2,625,797

Total	$57,167,794	725,654	287,876	163,738	653,362	1,097,581	60,096,005

(a)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(b)	Accruing loans that were impaired at acquisition date and were recorded at fair value.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended September 30, 2012 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$244,728	341,521	93,269	164,352	73,158	917,028
Provision for credit losses	439	9,891	8,247	26,962	461	46,000
Net charge-offs
Charge-offs	(8,874)	(7,982)	(8,687)	(24,553)	—	(50,096)
Recoveries	1,174	1,421	1,139	4,557	—	8,291

Net charge-offs	(7,700)	(6,561)	(7,548)	(19,996)	—	(41,805)

Ending balance	$237,467	344,851	93,968	171,318	73,619	921,223

Changes in the allowance for credit losses for the three months ended September 30, 2011 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$209,879	401,111	87,341	137,309	71,949	907,589
Provision for credit losses	23,145	(545)	8,264	27,231	(95)	58,000
Net charge-offs
Charge-offs	(12,073)	(13,712)	(12,135)	(28,576)	—	(66,496)
Recoveries	2,613	839	1,750	4,230	—	9,432

Net charge-offs	(9,460)	(12,873)	(10,385)	(24,346)	—	(57,064)

Ending balance	$223,564	387,693	85,220	140,194	71,854	908,525

Changes in the allowance for credit losses for the nine months ended September 30, 2012 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$234,022	367,637	91,915	143,121	71,595	908,290
Provision for credit losses	29,663	4,322	30,064	88,927	2,024	155,000
Net charge-offs
Charge-offs	(32,989)	(31,578)	(32,812)	(77,155)	—	(174,534)
Recoveries	6,771	4,470	4,801	16,425	—	32,467

Net charge-offs	(26,218)	(27,108)	(28,011)	(60,730)	—	(142,067)

Ending balance	$237,467	344,851	93,968	171,318	73,619	921,223

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the nine months ended September 30, 2011 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$212,579	400,562	86,351	133,067	70,382	902,941
Provision for credit losses	44,957	36,965	37,759	74,847	1,472	196,000
Net charge-offs
Charge-offs	(41,023)	(54,206)	(44,174)	(81,837)	—	(221,240)
Recoveries	7,051	4,372	5,284	14,117	—	30,824

Net charge-offs	(33,972)	(49,834)	(38,890)	(67,720)	—	(190,416)

Ending balance	$223,564	387,693	85,220	140,194	71,854	908,525

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

The following tables provide information with respect to loans and leases that were considered impaired as of September 30, 2012 and December 31, 2011 and for the three months and nine months ended September 30, 2012 and September 30, 2011.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	September 30, 2012			December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(in thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$106,448	126,156	29,911	118,538	145,510	48,674
Real estate:
Commercial	107,669	135,663	18,734	102,886	128,456	17,651
Residential builder and developer	134,298	260,010	34,228	159,293	280,869	52,562
Other commercial construction	74,306	77,938	7,749	20,234	24,639	3,836
Residential	103,184	121,141	5,027	101,882	119,498	4,420
Residential Alt-A	131,043	143,670	19,000	150,396	162,978	25,000
Consumer:
Home equity lines and loans	12,362	13,635	2,187	9,385	10,670	2,306
Automobile	50,886	50,886	15,012	53,710	53,710	11,468
Other	13,387	13,387	5,254	8,401	8,401	2,084

	733,583	942,486	137,102	724,725	934,731	168,001

With no related allowance recorded:
Commercial, financial, leasing, etc.	23,641	32,211	—	53,104	60,778	—
Real estate:
Commercial	70,667	92,453	—	71,636	91,118	—
Residential builder and developer	95,202	117,478	—	133,156	177,277	—
Other commercial construction	12,153	12,727	—	86,652	89,862	—
Residential	22,752	31,352	—	19,686	25,625	—
Residential Alt-A	34,533	63,703	—	34,356	60,942	—

	258,948	349,924	—	398,590	505,602	—

Total:
Commercial, financial, leasing, etc.	130,089	158,367	29,911	171,642	206,288	48,674
Real estate:
Commercial	178,336	228,116	18,734	174,522	219,574	17,651
Residential builder and developer	229,500	377,488	34,228	292,449	458,146	52,562
Other commercial construction	86,459	90,665	7,749	106,886	114,501	3,836
Residential	125,936	152,493	5,027	121,568	145,123	4,420
Residential Alt-A	165,576	207,373	19,000	184,752	223,920	25,000
Consumer:
Home equity lines and loans	12,362	13,635	2,187	9,385	10,670	2,306
Automobile	50,886	50,886	15,012	53,710	53,710	11,468
Other	13,387	13,387	5,254	8,401	8,401	2,084

Total	$992,531	1,292,410	137,102	1,123,315	1,440,333	168,001

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Three months ended September 30, 2012			Three months ended September 30, 2011
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$141,166	1,507	1,507	152,368	1,172	1,166
Real estate:
Commercial	180,009	531	531	195,832	810	808
Residential builder and developer	237,847	476	370	338,897	422	98
Other commercial construction	84,604	9	9	96,482	62	51
Residential	131,114	1,269	765	98,885	1,183	630
Residential Alt-A	167,780	1,836	593	192,609	1,872	494
Consumer:
Home equity lines and loans	11,949	172	48	11,814	174	26
Automobile	51,138	863	185	56,071	957	262
Other	11,996	121	52	5,579	75	32

Total	$1,017,603	6,784	4,060	1,148,537	6,727	3,567

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$155,627	2,659	2,659	163,005	2,844	2,820
Real estate:
Commercial	179,524	2,087	2,087	191,818	1,705	1,630
Residential builder and developer	260,858	1,202	801	321,386	1,261	338
Other commercial construction	100,242	5,019	5,019	102,978	759	522
Residential	128,646	3,926	2,453	92,918	3,209	1,770
Residential Alt-A	174,390	5,432	1,666	199,066	5,858	1,455
Consumer:
Home equity lines and loans	11,024	502	136	11,989	523	74
Automobile	52,249	2,632	553	57,704	2,925	850
Other	10,097	320	138	4,124	187	51

Total	$1,072,657	23,779	15,512	1,144,988	19,271	9,510

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

In accordance with the previously described policies, the Company utilizes a loan grading system that is applied to all commercial loans and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. All larger balance criticized commercial and commercial real estate loans are individually reviewed by centralized loan review personnel each quarter to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. Smaller balance criticized loans are analyzed by business line risk management areas to ensure proper loan grade classification. Furthermore, criticized nonaccrual commercial loans and commercial real estate loans are considered impaired and, as a result, specific loss allowances on such loans are established within the allowance for credit losses to the extent appropriate in each individual instance. The following table summarizes the loan grades applied to the various classes of the Company’s commercial and commercial real estate loans as of September 30, 2012 and December 31, 2011.

		Real Estate
	Commercial, Financial, Leasing, etc.	Commercial	Residential Builder and Developer	Other Commercial Construction
	(in thousands)
September 30, 2012
Pass	$15,823,813	20,373,273	976,233	1,966,097
Criticized accrual	758,956	914,702	104,590	211,037
Criticized nonaccrual	121,806	172,246	225,529	26,709

Total	$16,704,575	21,460,221	1,306,352	2,203,843

December 31, 2011
Pass	$14,869,636	19,089,252	1,085,970	2,254,609
Criticized accrual	701,202	999,085	140,787	282,399
Criticized nonaccrual	163,598	171,111	281,576	106,325

Total	$15,734,436	20,259,448	1,508,333	2,643,333

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

At September 30, 2012 and December 31, 2011, the allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(in thousands)
September 30, 2012
Individually evaluated for impairment	$29,738	59,794	23,953	22,453	$135,938
Collectively evaluated for impairment	207,556	283,547	66,724	148,479	706,306
Purchased impaired	173	1,510	3,291	386	5,360

Allocated	$237,467	344,851	93,968	171,318	847,604

Unallocated					73,619

Total					$921,223

December 31, 2011
Individually evaluated for impairment	$48,517	71,784	29,420	15,858	$165,579
Collectively evaluated for impairment	185,048	291,271	60,742	126,613	663,674
Purchased impaired	457	4,582	1,753	650	7,442

Allocated	$234,022	367,637	91,915	143,121	836,695

Unallocated					71,595

Total					$908,290

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of September 30, 2012 and December 31, 2011 was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(in thousands)
September 30, 2012
Individually evaluated for impairment	$129,916	488,493	290,023	76,676	$985,108
Collectively evaluated for impairment	16,557,225	24,016,884	10,476,900	11,547,837	62,598,846
Purchased impaired	17,434	465,039	41,297	4,231	528,001

Total	$16,704,575	24,970,416	10,808,220	11,628,744	$64,111,955

December 31, 2011
Individually evaluated for impairment	$171,442	561,615	306,320	71,496	$1,110,873
Collectively evaluated for impairment	15,539,232	23,281,585	7,560,104	11,950,849	58,331,770
Purchased impaired	23,762	567,914	56,741	4,945	653,362

Total	$15,734,436	24,411,114	7,923,165	12,027,290	$60,096,005

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The tables below summarize the Company’s loan modification activities that were considered troubled debt restructurings for the three months ended September 30, 2012 and 2011:

		Recorded investment		Financial effects of modification
Three months ended September 30, 2012	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
		(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	21	$7,823	$7,653	$(170)	$—
Combination of concession types	2	327	322	(5)	(39)
Real estate:
Commercial
Principal deferral	8	5,951	6,238	287	—
Combination of concession types	1	214	214	—	(49)
Residential builder and developer
Principal deferral	11	17,383	16,275	(1,108)	—
Combination of concession types	1	2,486	2,486	—	—
Other commercial construction
Principal deferral	2	5,429	4,702	(727)	—
Residential
Principal deferral	5	738	772	34	—
Combination of concession types	18	5,490	5,553	63	(150)
Residential Alt-A
Principal deferral	1	218	220	2	—
Combination of concession types	13	2,771	2,795	24	—
Consumer:
Home equity lines and loans
Principal deferral	5	434	434	—	—
Combination of concession types	11	976	976	—	(125)
Automobile
Principal deferral	135	1,721	1,721	—	—
Interest rate reduction	9	157	157	—	(11)
Other	20	68	68	—	—
Combination of concession types	109	2,329	2,329	—	(319)
Other
Principal deferral	14	336	336	—	—
Other	1	1	1	—	—
Combination of concession types	22	339	339	—	(97)

Total	409	$55,191	$53,591	$(1,600)	$(790)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Three months ended September 30, 2011	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
		(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	13	$1,021	$1,115	$94	$—
Real estate:
Commercial
Principal deferral	6	1,361	1,301	(60)	—
Residential builder and developer
Other	1	1,700	1,350	(350)	—
Other commercial construction
Principal deferral	2	6,161	6,284	123	—
Residential
Principal deferral	12	2,099	2,124	25	—
Interest rate reduction	1	86	86	—	(7)
Combination of concession types	22	2,972	3,044	72	(51)
Residential Alt-A
Principal deferral	1	532	562	30	—
Combination of concession types	8	1,393	1,446	53	(341)
Consumer:
Home equity lines and loans
Principal deferral	1	50	50	—	—
Other	1	43	43	—	—
Combination of concession types	9	696	697	1	(157)
Automobile
Principal deferral	159	1,655	1,655	—	—
Interest rate reduction	6	52	52	—	(4)
Other	26	279	279	—	—
Combination of concession types	96	1,049	1,049	—	(57)
Other
Principal deferral	7	186	186	—	—
Interest rate reduction	1	9	9	—	(1)
Other	1	81	81	—	—
Combination of concession types	31	263	263	—	(63)

Total	404	$21,688	$21,676	$(12)	$(681)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The tables below summarize the Company’s loan modification activities that were considered troubled debt restructurings for the nine months ended September 30, 2012 and 2011:

		Recorded investment		Financial effects of modification
Nine months ended September 30, 2012	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	39	$21,027	$19,668	$(1,359)	$—
Other	3	2,967	3,052	85	—
Combination of concession types	3	372	366	(6)	(72)
Real estate:
Commercial
Principal deferral	11	10,387	10,642	255	—
Interest rate reduction	1	383	430	47	(89)
Combination of concession types	5	1,424	1,445	21	(305)
Residential builder and developer
Principal deferral	19	26,708	24,812	(1,896)	—
Combination of concession types	3	4,836	5,212	376	—
Other commercial construction
Principal deferral	5	66,317	65,600	(717)	—
Residential
Principal deferral	27	3,302	3,447	145	—
Combination of concession types	47	10,475	10,658	183	(415)
Residential Alt-A
Principal deferral	5	768	785	17	—
Combination of concession types	28	5,640	5,732	92	(49)
Consumer:
Home equity lines and loans
Principal deferral	15	1,285	1,285	—	—
Interest rate reduction	1	144	144	—	(6)
Combination of concession types	17	1,691	1,691	—	(272)
Automobile
Principal deferral	484	6,306	6,306	—	—
Interest rate reduction	16	234	234	—	(16)
Other	51	239	239	—	—
Combination of concession types	298	5,108	5,108	—	(601)
Other
Principal deferral	73	1,117	1,117	—	—
Interest rate reduction	3	23	23	—	(3)
Other	10	50	50	—	—
Combination of concession types	74	700	700	—	(155)

Total	1,238	$171,503	$168,746	$(2,757)	$(1,983)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Nine months ended September 30, 2011	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	46	$8,302	$8,396	$94	$—
Combination of concession types	1	1,945	1,945	—	(641)
Real estate:
Commercial
Principal deferral	24	13,212	13,041	(171)	—
Residential builder and developer
Principal deferral	4	18,586	17,661	(925)	—
Other	6	118,114	110,156	(7,958)	—
Combination of concession types	1	798	790	(8)	—
Other commercial construction
Principal deferral	3	8,436	8,553	117	—
Residential
Principal deferral	24	2,869	2,884	15	—
Interest rate reduction	12	1,764	1,804	40	(70)
Combination of concession types	81	16,066	16,385	319	(864)
Residential Alt-A
Principal deferral	2	605	638	33	—
Combination of concession types	23	4,255	4,362	107	(572)
Consumer:
Home equity lines and loans
Principal deferral	2	119	119	—	—
Other	1	43	43	—	—
Combination of concession types	19	1,484	1,486	2	(272)
Automobile
Principal deferral	580	7,993	7,993	—	—
Interest rate reduction	17	183	183	—	(12)
Other	83	537	537	—	—
Combination of concession types	318	5,049	5,049	—	(556)
Other
Principal deferral	20	348	348	—	—
Interest rate reduction	1	9	9	—	(1)
Other	2	92	92	—	—
Combination of concession types	77	482	482	—	(75)

Total	1,347	$211,291	$202,956	$(8,335)	$(3,063)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Loans that were modified as troubled debt restructurings during the twelve months ended September 30, 2012 and 2011 for which there was a subsequent payment default during the three- and nine-month periods ended September 30, 2012 and 2011, respectively, were not material.

5. Borrowings

M&T had $1.2 billion of fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at September 30, 2012 which are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust.

Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in M&T’s Tier 1 capital. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law on July 21, 2010 and provides a three-year phase-in related to the exclusion of trust preferred capital securities from Tier 1 capital for large financial institutions, including M&T. That phase-in period begins on January 1, 2013.

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

The Capital Securities will remain outstanding until the Junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity or are distributed in liquidation to the Trusts. The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates (ranging from 2027 to 2068) of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after an optional redemption prior to contractual maturity contemporaneously with the optional redemption of the related Junior Subordinated Debentures in whole or in part,

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings, continued

subject to possible regulatory approval. In connection with the issuance of 8.50% Enhanced Trust Preferred Securities associated with $350 million of Junior Subordinated Debentures maturing in 2068, M&T entered into a replacement capital covenant that provides that neither M&T nor any of its subsidiaries will repay, redeem or purchase any of the Junior Subordinated Debentures due January 31, 2068 or the 8.50% Enhanced Trust Preferred Securities prior to January 31, 2048, with certain limited exceptions, except to the extent that, during the 180 days prior to the date of that repayment, redemption or purchase, M&T and its subsidiaries have received proceeds from the sale of qualifying securities that (i) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the 8.50% Enhanced Trust Preferred Securities or the Junior Subordinated Debentures due January 31, 2068, as applicable, at the time of repayment, redemption or purchase, and (ii) M&T has obtained the prior approval of the Federal Reserve Board, if required.

Including the unamortized portions of acquisition accounting adjustments to reflect estimated fair value at the acquisition dates of the Common Securities of various trusts, the Junior Subordinated Debentures associated with Capital Securities had financial statement carrying values of $1.2 billion at each of September 30, 2012 and December 31, 2011.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T is presented below:

	Shares issued and outstanding	Carrying value September 30, 2012	Carrying value December 31, 2011
		(dollars in thousands)
Series A (a)(b)
Fixed Rate Cumulative Perpetual	230,000	$226,232	$224,277
Preferred Stock, Series A, $1,000 liquidation preference per share

Series C (a)(c)
Fixed Rate Cumulative Perpetual	151,500	144,184	140,308
Preferred Stock, Series C, $1,000 liquidation preference per share

Series D (d)
Fixed Rate Non-Cumulative
Perpetual Preferred Stock, Series D, $10,000 liquidation preference per share	50,000	500,000	500,000

(a)	Shares were issued as part of the TARP of the U.S. Treasury. Cash proceeds were allocated between the preferred stock and a ten-year warrant to purchase M&T common stock (Series A – 1,218,522 common shares at $73.86 per share, Series C – 407,542 common shares at $55.76 per share). Dividends, if declared, will accrue and be paid quarterly at a rate of 5% per year for the first five years following the original 2008 issuance dates and thereafter were scheduled to increase to 9% per year. In August 2012, the U.S. Treasury sold its holdings of M&T’s Series A and Series C preferred stock to the public, which allowed M&T to exit the TARP. Certain modifications were made to the terms of the Series A and Series C preferred stock, which remain subject to M&T common shareholder approval. Such modifications included a change in the dividend rate on November 15, 2013 to 6.375% (rather than the original 9% noted above) and a provision that M&T will not redeem the preferred shares until on or after November 15, 2018.
(b)	On May 18, 2011, M&T redeemed and retired 370,000 shares of Series A Preferred Stock. Accelerated amortization of preferred stock discount associated with the redemption was $11.2 million.
(c)	Shares were assumed in an acquisition and a new Series C Preferred Stock was designated.
(d)	Shares were issued on May 31, 2011. Dividends, if declared, will be paid semi-annually at a rate of 6.875% per year. The shares are redeemable in whole or in part on or after June 15, 2016. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

In addition to the Series A and Series C warrants mentioned in (a) above, a ten-year warrant to purchase 95,383 shares of M&T common stock at $518.96 per share was outstanding at September 30, 2012 and December 31, 2011. That warrant was issued by Wilmington Trust in December 2008 as part of the TARP of the U.S. Treasury

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Shareholders’ equity, continued

along with $330 million of fixed rate cumulative perpetual preferred stock, which was redeemed by M&T immediately prior to the May 16, 2011 acquisition of Wilmington Trust.

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension benefits		Other postretirement benefits
	Three months ended September 30
	2012	2011	2012	2011
		(in thousands)
Service cost	$7,387	8,557	167	148
Interest cost on projected benefit obligation	15,509	16,155	934	1,038
Expected return on plan assets	(17,627)	(16,718)	—	—
Amortization of prior service cost	(1,640)	(1,640)	5	27
Amortization of net actuarial loss	9,291	5,132	133	9

Net periodic benefit cost	$12,920	11,486	1,239	1,222

	Pension benefits		Other postretirement benefits
	Nine months ended September 30
	2012	2011	2012	2011
		(in thousands)
Service cost	$22,162	20,270	501	388
Interest cost on projected benefit obligation	46,527	42,391	2,803	2,722
Expected return on plan assets	(52,883)	(43,981)	—	—
Amortization of prior service cost	(4,919)	(4,919)	15	81
Amortization of net actuarial loss	27,874	15,397	398	27

Net periodic benefit cost	$38,761	29,158	3,717	3,218

Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $11,289,000 and $10,455,000 for the three months ended September 30, 2012 and 2011, respectively, and $37,304,000 and $30,521,000 for the nine months ended September 30, 2012 and 2011, respectively. The Company is not required to make any minimum contributions to the qualified defined benefit plans in 2012, however, during the third quarter of 2012 the Company elected to contribute $200 million to the plans.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Earnings per common share

The computations of basic earnings per common share follow:

	Three months ended		Nine months ended
	September 30		September 30
	2012	2011	2012	2011
	(in thousands, except per share)
Income available to common shareholders:

Net income	$293,462	183,108	$733,305	711,739
Less: Preferred stock dividends (a)	(13,363)	(14,079)	(40,088)	(31,761)
Amortization of preferred stock discount (a)	(2,033)	(1,848)	(5,921)	(18,132)

Net income available to common equity	278,066	167,181	687,296	661,846

Less: Income attributable to unvested stock-based compensation awards	(4,181)	(2,513)	(10,475)	(9,905)

Net income available to common shareholders	$273,885	164,668	676,821	651,941

Weighted-average shares outstanding:

Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	127,741	126,478	127,449	123,855
Less: Unvested stock-based compensation awards	(1,922)	(1,903)	(1,939)	(1,850)

Weighted-average shares outstanding	125,819	124,575	125,510	122,005

Basic earnings per common share	$2.18	1.32	$5.39	5.34

(a)	Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Earnings per common share, continued

The computations of diluted earnings per common share follow:

	Three months ended		Nine months ended
	September 30		September 30
	2012	2011	2012	2011
	(in thousands, except per share)
Net income available to common equity	$278,066	167,181	$687,296	661,846

Less: Income attributable to unvested stock-based compensation awards	(4,170)	(2,510)	(10,454)	(9,880)

Net income available to common shareholders	$273,896	164,671	$676,842	651,966

Adjusted weighted-average shares outstanding:

Common and unvested stock-based compensation awards	127,741	126,478	127,449	123,855
Less: Unvested stock-based compensation awards	(1,923)	(1,903)	(1,939)	(1,850)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and convertible preferred stock	474	285	426	516

Adjusted weighted-average shares outstanding	126,292	124,860	125,936	122,521

Diluted earnings per common share	$2.17	1.32	$5.37	5.32

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

Stock-based compensation awards, warrants to purchase common stock of M&T and preferred stock convertible into shares of M&T stock representing approximately 9.7 million and 11.2 million common shares during the three-month periods ended September 30, 2012 and 2011, respectively, and 9.9 million and 10.6 million common shares during the nine-month periods ended September 30, 2012 and 2011, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income

The following table displays the components of other comprehensive income (loss):

	Before-tax amount	Income taxes	Net
	(in thousands)
For the nine months ended September 30, 2012
Unrealized gains (losses) on investment securities:
Available-for-sale (“AFS”) investment securities with other-than-temporary impairment (“OTTI”):
Unrealized holding losses, net	$(5,251)	$2,061	$(3,190)
Less: OTTI charges recognized in net income	(27,976)	10,980	(16,996)

Net change for AFS investment securities with OTTI	22,725	(8,919)	13,806
AFS investment securities – all other:
Unrealized holding gains, net	153,908	(60,362)	93,546
Less: reclassification adjustment for gains realized in net income	9	(4)	5

Net change for AFS investment securities – all other	153,899	(60,358)	93,541
Held-to-maturity (“HTM”) investment securities with OTTI:
Unrealized holding losses, net	(2,848)	1,118	(1,730)
Less: reclassification to income of unrealized holding losses	(1,544)	606	(938)
Less: OTTI charges recognized in net income	(5,355)	2,102	(3,253)

Net change for HTM investment securities with OTTI	4,051	(1,590)	2,461

Reclassification to income of unrealized holding losses on investment securities previously transferred from AFS to HTM	3,495	(1,372)	2,123

Net unrealized gains on investment securities	184,170	(72,239)	111,931

Reclassification to income for amortization of gains on terminated cash flow hedges	(178)	66	(112)
Foreign currency translation adjustment	552	(201)	351
Defined benefit plans liability adjustment	23,368	(9,172)	14,196

	$207,912	$(81,546)	$126,366

For the nine months ended September 30, 2011
Unrealized gains (losses) on investment securities:
AFS investment securities with OTTI:
Unrealized holding losses, net	$(35,305)	$13,952	$(21,353)
Less: reclassification adjustment for gains realized in net income	3,814	(1,497)	2,317
Less: OTTI charges recognized in net income	(41,713)	16,372	(25,341)

Net change for AFS investment securities with OTTI	2,594	(923)	1,671
AFS investment securities — all other:
Unrealized holding gains, net	147,338	(57,629)	89,709
Less: reclassification adjustment for gains realized in net income	146,115	(57,257)	88,858

Net change for AFS investment securities – all other	1,223	(372)	851
HTM investment securities with OTTI:
Unrealized holding losses, net	(8,500)	3,336	(5,164)
Less: reclassification to income of unrealized holding losses	(213)	83	(130)
Less: OTTI charges recognized in net income	(10,500)	4,121	(6,379)

Net change for HTM investment securities with OTTI	2,213	(868)	1,345

Reclassification to income of unrealized holding losses on investment securities previously transferred from AFS to HTM	5,108	(2,005)	3,103

Net unrealized gains on investment securities	11,138	(4,168)	6,970

Reclassification to income for amortization of gains on terminated cash flow hedges	(336)	125	(211)
Foreign currency translation adjustment	(779)	276	(503)
Defined benefit plans liability adjustment	10,586	(4,155)	6,431

	$20,609	$(7,922)	$12,687

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income, continued

Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

				Foreign
			Cash	currency	Defined
	Investment securities		flow	translation	benefit
	With OTTI	All other	hedges	adjustment	plans	Total
	(in thousands)
Balance – January 1, 2012	$(84,029)	5,995	112	(803)	(277,716)	(356,441)
Net gain (loss) during period	16,267	95,664	(112)	351	14,196	126,366

Balance – September 30, 2012	$(67,762)	101,659	—	(452)	(263,520)	(230,075)

Balance – January 1, 2011	$(87,053)	2,332	393	—	(120,892)	(205,220)
Net gain (loss) during period	3,016	3,954	(211)	(503)	6,431	12,687

Balance – September 30, 2011	$(84,037)	6,286	182	(503)	(114,461)	(192,533)

10. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of September 30, 2012.

The net effect of interest rate swap agreements was to increase net interest income by $9 million for each of the three-month periods ended September 30, 2012 and 2011, and $27 million and $28 million for the nine months ended September 30, 2012 and 2011, respectively. Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-
	Notional	Average	average rate .
	amount	maturity	Fixed	Variable
	(in thousands)	(in years)
September 30, 2012
Fair value hedges:
Fixed rate long-term borrowings (a)	$900,000	4.6	6.07%	1.96%

December 31, 2011
Fair value hedges:
Fixed rate long-term borrowings (a)	$900,000	5.4	6.07%	2.07%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

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

Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values of $15.1 billion and $13.9 billion at September 30, 2012 and December 31, 2011, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $1.2 billion and $1.4 billion at September 30, 2012 and December 31, 2011, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$153,220	147,302	$—	—
Commitments to sell real estate loans (a)	127	232	16,804	2,287

	153,347	147,534	16,804	2,287
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	70,430	7,991	85	1,068
Commitments to sell real estate loans (a)	2,777	1,328	22,909	2,771
Trading:
Interest rate contracts (b)	441,467	443,033	410,929	415,836
Foreign exchange and other option and futures contracts (b)	13,462	19,115	13,383	18,723

	528,136	471,467	447,306	438,398

Total derivatives	$681,483	619,001	$464,110	440,685

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

	Amount of unrealized gain (loss) recognized
	Three months ended September 30, 2012		Three months ended September 30, 2011
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$3,273	(3,252)	$42,587	(40,355)

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$777		$2,425
Foreign exchange and other option and futures contracts (b)	74		1,764

Total	$851		$4,189

	Amount of unrealized gain (loss) recognized
	Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$5,918	(5,876)	$52,127	(49,452)

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$3,996		$3,901
Foreign exchange and other option and futures contracts (b)	(3,071)		473

Total	$925		$4,374

(a)	Reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $81 million and $12 million at September 30, 2012 and December 31, 2011, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

The aggregate fair value of derivative financial instruments in a net liability position at September 30, 2012 for which the Company was required to post collateral was $330 million. The fair value of collateral posted for such instruments was $306 million. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt rating were to fall below specified ratings, the counterparties to the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit-risk-related contingent features in a net liability position on September 30, 2012 was $95 million, for which the Company had posted collateral of $71 million in the normal course of business. If the credit-risk-related contingent features had been triggered on September 30, 2012, the maximum amount of additional collateral the Company would have been required to post to counterparties was $24 million.

The Company’s credit exposure with respect to the estimated fair value as of September 30, 2012 of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparties as well as counterparty postings of $77 million of collateral with the Company. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit standards and often contain collateral provisions.

11. Variable interest entities and asset securitizations

In accordance with GAAP, the Company determined that it was the primary beneficiary of a residential mortgage loan securitization trust considering its role as servicer and its retained subordinated interests in the trust. As a result, the Company has included the one-to-four family residential mortgage loans that were included in the trust in its consolidated financial statements. At September 30, 2012 and December 31, 2011, the carrying values of the loans in the securitization trust were $162 million and $196 million, respectively. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to M&T at September 30, 2012 and December 31, 2011 was $24 million and $30 million, respectively. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at September 30, 2012 is limited to realizing the carrying value of the loans less the amount of the mortgage-backed securities held by third parties.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Variable interest entities and asset securitizations, continued

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At September 30, 2012 and December 31, 2011, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $34 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

The Company has invested as a limited partner in various real estate partnerships that collectively had total assets of approximately $1.4 billion at each of September 30, 2012 and December 31, 2011, respectively. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $260 million, including $66 million of unfunded commitments, at September 30, 2012 and $271 million, including $75 million of unfunded commitments, at December 31, 2011. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. In accordance with the accounting provisions for variable interest entities, the Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and therefore, the partnership entities are not included in the Company’s consolidated financial statements.

12. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at September 30, 2012.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

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

The markets for privately issued mortgage-backed securities have experienced a sharp reduction of non-agency mortgage-backed securities issuances, a reduction in trading volumes and wide bid-ask spreads. Although estimated prices were generally obtained for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued mortgage-backed securities portfolio. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. Because of the inactivity in the markets and the lack of observable valuation inputs, the Company has classified the valuation of privately issued mortgage-backed securities as Level 3.

The Company supplemented its determination of fair value for many of its privately issued mortgage-backed securities by obtaining pricing indications from two independent sources at September 30, 2012 and December 31, 2011. However, the Company could not readily ascertain that the basis of such valuations could be ascribed to orderly and observable trades in the market for privately issued residential mortgage-backed securities. As a result, the Company also performed internal modeling to estimate the cash flows and fair value of privately issued residential mortgage-backed securities with an amortized cost basis of $1.2 billion at September 30, 2012 and $1.3 billion at December 31, 2011. The Company’s internal modeling techniques included discounting

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds, including estimates about the timing and amount of credit losses and prepayments. In estimating those cash flows, the Company used assumptions as to future delinquency, defaults, collateral valuation and loss rates. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities given the nature of the cash flow modeling performed in the Company’s assessment of value. To determine the point within the range of potential values that was most representative of fair value under current market conditions for each of the bonds, the Company averaged the internal model valuations and the indications obtained from the two independent pricing sources, such that at September 30, 2012, the weighted-average reliance on internal model pricing for the bonds modeled was 33% with a 67% average weighting placed on the values provided by the independent sources. Significant unobservable inputs used in the Company’s modeling of fair value for residential mortgage-backed securities are included in the accompanying table of significant unobservable inputs to Level 3 measurements. The Company concluded its estimate of fair value for the $1.2 billion of privately issued residential mortgage-backed securities to approximate $1.0 billion, which reflects a market yield based on reasonably likely cash flows of 6.5%. The Company determined the fair value of its privately issued commercial mortgage-backed securities held in its available-for-sale portfolio using quoted market prices obtained from third party pricing services without adjustment. Similar to privately-issued residential mortgage-backed securities, the market for commercial mortgage-backed securities has experienced significant declines in the level of market activity, resulting in the classification of such bonds as Level 3.

Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. The Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at September 30, 2012 and December 31, 2011. The modeling techniques included estimating cash flows using bond-specific assumptions about future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. In determining a market yield applicable to the estimated cash flows, a margin over LIBOR, ranging from 4% to 10% with a weighted-average of 8% was used. Significant unobservable inputs used in the determination of estimated fair value of collateralized debt obligations are included in the accompanying table of significant unobservable inputs to Level 3 measurements. At September 30, 2012, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $43 million and $57 million, respectively, and at December 31, 2011 were $44 million and $53 million, respectively. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations as of September 30, 2012 and December 31, 2011.

The Company ensures an appropriate control framework is in place over the valuation processes and techniques used for Level 3 fair value measurements. Specifically, the Company attempts to obtain the market observable inputs used by third party pricing sources on a sample of bonds each quarter. Analytical procedures are performed to understand changes in fair value from period to

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The following tables present assets and liabilities at September 30, 2012 and December 31, 2011 measured at estimated fair value on a recurring basis:

	Fair value measurements at September 30, 2012	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$526,844	55,391	471,453	—
Investment securities available for sale:
U.S. Treasury and federal agencies	56,345	—	56,345	—
Obligations of states and political subdivisions	33,980	—	33,980	—
Mortgage-backed securities:
Government issued or guaranteed	3,748,252	—	3,748,252	—
Privately issued residential	1,055,068	—	—	1,055,068
Privately issued commercial	10,568	—	—	10,568
Collateralized debt obligations	57,201	—	—	57,201
Other debt securities	109,405	—	109,405	—
Equity securities	113,059	106,789	6,270	—

	5,183,878	106,789	3,954,252	1,122,837

Real estate loans held for sale	976,083	—	976,083	—
Other assets (b)	226,554	—	156,124	70,430

Total assets	$6,913,359	162,180	5,557,912	1,193,267

Trading account liabilities	$424,312	—	424,312	—
Other liabilities (b)	39,798	—	39,713	85

Total liabilities	$464,110	—	464,025	85

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	Fair value measurements at December 31, 2011	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$561,834	53,165	508,669	—
Investment securities available for sale:
U.S. Treasury and federal agencies	70,723	—	70,723	—
Obligations of states and political subdivisions	40,269	—	40,269	—
Mortgage-backed securities:
Government issued or guaranteed	4,521,233	—	4,521,233	—
Privately issued residential	1,136,256	—	—	1,136,256
Privately issued commercial	15,029	—	—	15,029
Collateralized debt obligations	52,500	—	—	52,500
Other debt securities	176,845	—	176,845	—
Equity securities	215,705	205,587	10,118	—

	6,228,560	205,587	4,819,188	1,203,785

Real estate loans held for sale	371,437	—	371,437	—
Other assets (b)	156,853	—	148,862	7,991

Total assets	$7,318,684	258,752	5,848,156	1,211,776

Trading account liabilities	$434,559	—	434,559	—
Other liabilities (b)	6,126	—	5,058	1,068

Total liabilities	$440,685	—	439,617	1,068

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three months and nine months ended September 30, 2012 and 2011.
(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2012 were as follows:

	Investment securities available for sale
	Privately issued residential mortgage-backed securities		Privately issued commercial mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – June 30, 2012	$1,068,392		$12,127		$55,098		$34,051

Total gains (losses) realized/unrealized:
Included in earnings	(5,672	)(a)	—		—		84,864	(b)
Included in other comprehensive income	39,963	(e)	640	(e)	3,297	(e)	—
Settlements	(47,615)		(2,199)		(1,194)		—
Transfers in and/or out of Level 3 (c)	—		—		—		(48,570	)(d)

Balance – September 30, 2012	$1,055,068		$10,568		$57,201		$70,345

Changes in unrealized gains (losses) included in earnings related to assets still held at September 30, 2012	$(5,672	)(a)	$—		$—		$63,357	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2011 were as follows:

	Investment securities available for sale
	Privately issued residential mortgage-backed securities		Privately issued commercial mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – June 30, 2011	$1,306,202		$17,233		$61,601		$13,171

Total gains (losses) realized/unrealized:
Included in earnings	(9,642	)(a)	—		—		13,565	(b)
Included in other comprehensive income	(4,030	)(e)	1,581	(e)	(9,482	)(e)	—
Settlements	(77,452)		(1,985)		(765)		—
Transfers in and/or out of Level 3 (c)	—		—		—		(18,799	)(d)

Balance – September 30, 2011	$1,215,078		$16,829		$51,354		$7,937

Changes in unrealized gains (losses) included in earnings related to assets still held at September 30, 2011	$(9,642	)(a)	$—		$—		$5,926	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2012 were as follows:

	Investment securities available for sale
	Privately issued residential mortgage-backed securities		Privately issued commercial mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – January 1, 2012	$1,136,256		$15,029		$52,500		$6,923

Total gains (losses) realized/unrealized:
Included in earnings	(27,976	)(a)	—		—		157,381	(b)
Included in other comprehensive income	87,646	(e)	1,751	(e)	7,008	(e)	—
Settlements	(140,858)		(6,212)		(2,307)		—
Transfers in and/or out of Level 3 (c)	—		—		—		(93,959	)(d)

Balance – September 30, 2012	$1,055,068		$10,568		$57,201		$70,345

Changes in unrealized gains (losses) included in earnings related to assets still held at September 30, 2012	$(27,976	)(a)	$—		$—		$70,187	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2011 were as follows:

	Investment securities available for sale
	Privately issued residential mortgage-backed securities		Privately issued commercial mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – January 1, 2011	$1,435,561		$22,407		$110,756		$2,244

Total gains (losses) realized/unrealized:
Included in earnings	(41,713	)(a)	—		—		56,809	(b)
Included in other comprehensive income	95,526	(e)	99	(e)	(2,276	)(e)	—
Purchases	—		—		50,790		—
Sales	—		—		(105,643)		—
Settlements	(274,296)		(5,677)		(2,273)		—
Transfers in and/or out of Level 3 (c)	—		—		—		(51,116	)(d)

Balance – September 30, 2011	$1,215,078		$16,829		$51,354		$7,937

Changes in unrealized gains (losses) included in earnings related to assets still held at September 30, 2011	$(41,713	)(a)	$—		$—		$7,932	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

(a)	Reported as an other-than-temporary impairment loss in the consolidated statement of income or as gain (loss) on bank investment securities.

(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.

(c)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.

(d)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

(e)	Reported as net unrealized gains on investment securities in the consolidated statement of comprehensive income.

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Investment securities held to maturity

During the nine-month periods ended September 30, 2012 and 2011, other-than-temporary losses of $5 million and $11 million, respectively, were recorded. In accordance with GAAP, the carrying value of such securities was reduced to fair value, with estimated credit losses recognized in earnings and any remaining unrealized loss recognized in accumulated other comprehensive income. The determination of fair value includes use of external and internal valuation sources that, as in the case of privately issued residential mortgage-backed securities, are weighted and averaged when estimating fair value. Due to the presence of significant unobservable inputs that valuation is classified as Level 3. The amortized cost, fair value and impact on the Company’s financial statements of the modeling described herein were not material.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 10% to 85% at September 30, 2012. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $320 million at September 30, 2012, ($221 million and $99 million of which were classified as Level 2 and Level 3, respectively) and $506 million at September 30, 2011

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

($355 million and $151 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2012 were decreases of $17 million and $47 million for the three and nine months ended September 30, 2012, respectively. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2011 were decreases of $38 million and $137 million for the three- and nine-month periods ended September 30, 2011, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $51 million and $53 million at September 30, 2012 and September 30, 2011, respectively. Reflecting further declines in residential real estate and residential development projects subsequent to foreclosure, changes in fair value recognized for those foreclosed assets held by the Company at September 30, 2012 were $1 million and $10 million for the three and nine months ended September 30, 2012, respectively. Changes in fair value recognized for those foreclosed assets held by the Company at September 30, 2011 were $6 million and $17 million for the three and nine months ended September 30, 2011, respectively.

Significant unobservable inputs to level 3 measurements

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at September 30, 2012:

	Fair value at September 30, 2012	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
Recurring fair value measurements

Privately issued mortgage–backed securities	$1,065,636	Discounted cash flow	Probability of default	1%-40% (18%)
			Loss severity	32%-79% (49%)

Colateralized debt obligations	57,201	Discounted cash flow	Probability of default	3%-65% (15%)
			Loss severity	100%

Net other assets (liabilities)(a)	70,345	Discounted cash flow	Commitment expirations	0%-73% (22%)

Total level 3 assets, net of liabilities	$1,193,182

(a)	Other level 3 assets (liabilities) consist of commitments to originate real estate loans.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	September 30, 2012
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,622,928	$1,622,928	$1,548,290	$74,638	$—
Interest-bearing deposits at banks	411,994	411,994	—	411,994	—
Trading account assets	526,844	526,844	55,391	471,453	—
Investment securities	6,624,004	6,577,450	106,789	5,192,015	1,278,646
Loans and leases:
Commercial loans and leases	16,704,575	16,482,866	—	—	16,482,866
Commercial real estate loans	24,970,416	24,703,443	—	175,518	24,527,925
Residential real estate loans	10,808,220	10,992,318	—	7,727,137	3,265,181
Consumer loans	11,628,744	11,512,448	—	—	11,512,448
Allowance for credit losses	(921,223)	—	—	—	—

Loans and leases, net	63,190,732	63,691,075	—	7,902,655	55,788,420
Accrued interest receivable	244,021	244,021	—	244,021	—

Financial liabilities:
Noninterest-bearing deposits	$(22,968,401)	$(22,968,401)	$—	$(22,968,401)	$—
Savings deposits and NOW accounts	(34,663,695)	(34,663,695)	—	(34,663,695)	—
Time deposits	(4,972,409)	(4,999,049)	—	(4,999,049)	—
Deposits at Cayman Islands office	(1,402,753)	(1,402,753)	—	(1,402,753)	—
Short-term borrowings	(592,154)	(592,154)	—	(592,154)	—
Long-term borrowings	(4,969,536)	(5,090,619)	—	(5,090,619)	—
Accrued interest payable	(78,591)	(78,591)	—	(78,591)	—
Trading account liabilities	(424,312)	(424,312)	—	(424,312)	—

Other financial instruments:
Commitments to originate real estate loans for sale	$70,345	$70,345	$—	$—	$70,345
Commitments to sell real estate loans	(36,809)	(36,809)	—	(36,809)	—
Other credit-related commitments	(112,713)	(112,713)	—	—	(112,713)
Interest rate swap agreements used for interest rate risk management	153,220	153,220	—	153,220	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	December 31, 2011
	Carrying amount	Estimated fair value
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,452,397	$1,452,397
Interest-bearing deposits at banks	154,960	154,960
Trading account assets	561,834	561,834
Investment securities	7,673,154	7,608,008
Loans and leases:
Commercial loans and leases	15,734,436	15,507,342
Commercial real estate loans	24,411,114	24,024,585
Residential real estate loans	7,923,165	7,782,935
Consumer loans	12,027,290	11,869,813
Allowance for credit losses	(908,290)	—

Loans and leases, net	59,187,715	59,184,675
Accrued interest receivable	222,618	222,618

Financial liabilities:
Noninterest-bearing deposits	$(20,017,883)	$(20,017,883)
Savings deposits and NOW accounts	(32,913,309)	(32,913,309)
Time deposits	(6,107,530)	(6,133,806)
Deposits at Cayman Islands office	(355,927)	(355,927)
Short-term borrowings	(782,082)	(782,082)
Long-term borrowings	(6,686,226)	(6,720,174)
Accrued interest payable	(67,900)	(67,900)
Trading account liabilities	(434,559)	(434,559)

Other financial instruments:
Commitments to originate real estate loans for sale	$6,923	$6,923
Commitments to sell real estate loans	(3,498)	(3,498)
Other credit-related commitments	(109,828)	(109,828)
Interest rate swap agreements used for interest rate risk management	147,302	147,302

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

	September 30,	December 31,
	2012	2011
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$6,319,441	6,393,332
Commercial real estate loans to be sold	282,162	177,982
Other commercial real estate and construction	3,578,153	2,818,071
Residential real estate loans to be sold	1,645,005	182,474
Other residential real estate	475,989	129,466
Commercial and other	10,315,662	10,442,754
Standby letters of credit	3,920,218	3,930,271
Commercial letters of credit	46,188	44,981
Financial guarantees and indemnification contracts	1,994,704	1,903,254
Commitments to sell real estate loans	2,337,536	635,899

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $1.9 billion and $1.8 billion at September 30, 2012 and December 31, 2011, respectively.

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

The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $68 million at September 30, 2012. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $41 million at September 30, 2012. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. Management believes that any reinsurance losses that may be payable by the Company will not be material to the Company’s consolidated financial position.

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At September 30, 2012, management believes that any remaining liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.

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

Information about the Company’s segments is presented in the following table:

	Three months ended September 30
	2012			2011
	Total revenues(a)	Inter- segment revenues	Net income (loss)	Total revenues(a)	Inter- segment revenues	Net income (loss)
	(in thousands)
Business Banking	$114,181	1,011	38,411	110,627	957	31,237
Commercial Banking	255,498	1,561	112,654	230,023	1,318	93,783
Commercial Real Estate	169,806	5,031	75,896	152,878	410	65,566
Discretionary Portfolio	1,805	(25,593)	(5,039)	16,437	(3,968)	2,077
Residential Mortgage Banking	138,662	28,454	44,727	67,757	25,012	10,805
Retail Banking	318,567	2,841	58,441	314,113	2,583	43,947
All Other	109,936	(13,305)	(31,628)	93,266	(26,312)	(64,307)

Total	$1,108,455	—	293,462	985,101	—	183,108

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

	Nine months ended September 30
	2012			2011
	Total revenues(a)	Inter- segment revenues	Net income (loss)	Total revenues(a)	Inter- segment revenues	Net income (loss)
	(in thousands)
Business Banking	$335,475	3,202	110,829	314,416	2,890	84,121
Commercial Banking	741,714	4,832	315,373	672,199	3,674	277,225
Commercial Real Estate	491,433	5,860	225,025	412,250	1,214	179,634
Discretionary Portfolio	(11,162)	(60,990)	(28,037)	171,303	(16,174)	76,566
Residential Mortgage Banking	341,699	100,350	94,238	183,910	44,018	21,556
Retail Banking	939,409	8,931	165,289	920,645	8,537	151,318
All Other	306,632	(62,185)	(149,412)	281,460	(44,159)	(78,681)

Total	$3,145,200	—	733,305	2,956,183	—	711,739

	Average total assets
	Nine months ended		Year ended
	September 30		December 31
	2012	2011	2011
		(in millions)
Business Banking	$4,918	4,995	5,192
Commercial Banking	19,691	17,397	17,650
Commercial Real Estate	16,364	14,730	15,025
Discretionary Portfolio	16,428	13,844	14,170
Residential Mortgage Banking	2,316	1,913	1,958
Retail Banking	11,746	11,904	11,940
All Other	8,055	7,706	8,042

Total	$79,518	72,489	73,977

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $6,534,000 and $6,546,000 for the three-month periods ended September 30, 2012 and 2011, respectively, and $19,884,000 and $19,341,000 for the nine-month periods ended September 30, 2012 and 2011, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage lender. M&T recognizes income or loss from BLG using the equity method of accounting. The carrying value of that investment was $98 million at September 30, 2012.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for small balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $4.0 billion and $4.4 billion at September 30, 2012 and December 31, 2011, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $10 million at September 30, 2012 and $16 million at December 31, 2011. In addition, capitalized servicing rights at September 30, 2012 and December 31, 2011 also included $2 million and $5 million, respectively, for servicing rights that were obtained from Bayview Financial related to residential mortgage loans with outstanding principal balances of $2.8 billion at September 30, 2012 and $3.1 billion at December 31, 2011. Revenues from servicing residential and small-balance commercial mortgage loans obtained from BLG and Bayview Financial were $9 million and $10 million for the three months ended September 30, 2012 and 2011, respectively, and $27 million and $31 million for the nine months ended September 30, 2012 and 2011, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances totaling $11.7 billion at September 30, 2012 and $13.1 billion at December 31, 2011. Revenues earned for sub-servicing loans for Bayview Financial were $2 million and $7 million during the three and nine months ended September 30, 2012, respectively. Revenues earned for sub-servicing residential mortgage loans for Bayview Financial were not significant during the three and nine months ended September 30, 2011. In addition, at September 30, 2012 and December 31, 2011, the Company held $11 million and $15 million, respectively, of collateralized mortgage obligations in its available-for-sale investment securities portfolio that were securitized by Bayview Financial. Finally, the Company held $248 million and $269 million of similar investment securities in its held-to-maturity portfolio at September 30, 2012 and December 31, 2011, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

M&T Bank Corporation (“M&T”) recorded net income in the third quarter of 2012 of $293 million or $2.17 of diluted earnings per common share, compared with $183 million or $1.32 of diluted earnings per common share in the year-earlier quarter. During the second quarter of 2012, net income totaled $233 million or $1.71 of diluted earnings per common share. Basic earnings per common share were $2.18 in the recent quarter, compared with $1.32 in the third quarter of 2011 and $1.71 in the second quarter of 2012. The after-tax impact of net acquisition and integration-related expenses (included herein as merger-related expenses) was $16 million ($26 million pre-tax) or $.13 of basic and diluted earnings per common share in the third quarter of 2011 and $4 million ($7 million pre-tax) or $.03 of basic and diluted earnings per common share in the second quarter of 2012. Such expenses were associated with M&T’s May 16, 2011 acquisition of Wilmington Trust Corporation (“Wilmington Trust”) headquartered in Wilmington, Delaware. There were no merger-related expenses in the third quarter of 2012. For the first nine months of 2012, net income was $733 million or $5.37 per diluted common share, compared with $712 million or $5.32 per diluted common share during the similar period of 2011. Basic earnings per common share were $5.39 and $5.34 for the first nine months of 2012 and 2011, respectively. The after-tax impact of merger-related gains and expenses during the first nine months of 2012 resulted in expenses of $6 million ($10 million pre-tax) or $.05 of basic and diluted earnings per common share, compared with a gain of $23 million ($2 million of net expenses pre-tax) or $.18 of basic and diluted earnings per common share during the nine-month period ended September 30, 2011. That net gain consisted of a non-taxable gain of $65 million and after-tax expenses of $42 million ($67 million pre-tax).

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the third quarter of 2012 was 1.45%, compared with .94% in the year-earlier quarter and 1.17% in the second quarter of 2012. The annualized rate of return on average common shareholders’ equity was 12.40% in the recent quarter, compared with 7.84% in the third quarter of 2011 and 10.12% in 2012’s second quarter. During the nine-month period ended September 30, 2012, the annualized rates of return on average assets and average common shareholders’ equity were 1.23% and 10.55%, respectively, compared with 1.31% and 10.94%, respectively, in the corresponding period in 2011.

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City will be acquired by M&T. Pursuant to the terms of the agreement, Hudson City common shareholders will receive consideration valued at .08403 of an M&T common share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash).

As of September 30, 2012, Hudson City reported $41.9 billion of assets, including $27.8 billion of loans (predominantly residential real estate loans) and $12.5 billion of investment securities, and $37.2 billion of liabilities, including $24.0 billion of deposits. After the merger is completed, M&T expects to repay approximately $13 billion of Hudson City’s long-term borrowings by liquidating its comparably-sized investment securities portfolio. The merger is subject to a number of conditions, including regulatory approvals and approval by common shareholders of M&T and Hudson City, and is expected to be completed by mid-year 2013.

M&T participated in the Troubled Asset Relief Program – Capital Purchase Program (“TARP”) of the U.S. Department of Treasury (“U.S. Treasury”), which was initiated during 2008 both by issuing preferred shares (Series A) in December 2008 and through the 2009 acquisition of Provident Bankshares Corporation by assuming shares (Series C) that had been issued by that corporation in November 2008. In August 2012, the U.S. Treasury sold its holdings of M&T’s Series A (230,000 shares) and Series C (151,500 shares) Preferred Stock to the public which allowed M&T to exit the TARP. M&T modified certain of the terms of the Series A and Series C Preferred Stock, with such modifications being subject to M&T common shareholder approval. The modifications related to the dividend rate on the preferred shares at the reset dates, which was originally set to change to 9% on November 15, 2013 for the Series C preferred shares and on February 15, 2014 for the Series A preferred shares. In each case, the dividend rate will now change to 6.375% on November 15, 2013 rather than to the 9% in the original terms. The other modification related to M&T agreeing to not redeem the Series A and Series C preferred shares until on or after November 15, 2018, except if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

On May 16, 2011, M&T acquired all of the outstanding common stock of Wilmington Trust in a stock-for-stock transaction. Wilmington Trust operated 55 banking offices in Delaware and Pennsylvania at the date of acquisition. The results of operations acquired in the Wilmington Trust transaction have been included in the Company’s financial results since the acquisition date. Wilmington Trust shareholders received .051372 shares of M&T common stock in exchange for each share of Wilmington Trust common stock, resulting in M&T issuing a total of 4,694,486 common shares with an acquisition date fair value of $406 million. Assets acquired totaled $10.8 billion, including $6.4 billion of loans and leases (including approximately $3.2 billion of commercial real estate loans, $1.4 billion of commercial loans and leases, $1.1 billion of consumer loans and $680 million of residential real estate loans). Liabilities assumed aggregated $10.0 billion, including $8.9 billion of deposits. The common stock issued in the transaction added $406 million to M&T’s common shareholders’ equity. Immediately prior to the closing of the Wilmington Trust transaction, M&T redeemed the $330 million of preferred stock issued by Wilmington Trust as part of the TARP of the U.S. Treasury. In connection with the acquisition, the Company recorded $112 million of core deposit and other intangible assets. The core deposit and other intangible assets are generally being amortized over periods of 5 to 7 years using an accelerated method. There was no goodwill recorded as a result of the transaction; however, in accordance with generally accepted accounting principles (“GAAP”), a non-taxable gain of $65 million was realized, which represented the excess of the fair value of assets acquired less liabilities assumed over consideration exchanged. The acquisition of Wilmington Trust added to M&T’s market-leading position in the Mid-Atlantic region by giving M&T a leading deposit market share in Delaware.

Reflected in the Company’s results for the nine months ended September 30, 2011 were gains from the sale of investment securities available for sale, predominantly residential mortgage-backed securities guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), collateralized debt obligations (“CDOs”) and capital preferred securities. Such gains increased net income in that period by $91 million ($150 million before taxes), or $.73 of diluted earnings per common share. The Company sold the securities in response to the Wilmington Trust acquisition in order to reposition the investment portfolio and to manage its forecasted balance sheet size and composition and resultant capital ratios.

Recent Legislative Developments

As discussed in the Company’s Form 10-K for the year ended December 31, 2011, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law on July 21, 2010. That law has and will continue to significantly change the bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, and the system of regulatory oversight of the Company. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress, many of which are not yet completed or implemented. The Dodd-Frank Act could have a material adverse impact on the financial services industry as a whole, as well as on M&T’s business, results of operations, financial condition and liquidity.

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

Supplemental Reporting of Non-GAAP Results of Operations

As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.7 billion at each of September 30, 2012, September 30, 2011 and December 31, 2011. Included in such intangible assets was goodwill of $3.5 billion at each of those dates. Amortization of core deposit and other intangible assets, after tax effect, totaled $9 million ($.07 per diluted common share) during the third quarter of 2012, compared with $11 million ($.08 per diluted common share) during the year-earlier quarter and $10 million ($.08 per diluted common share) during the second quarter of 2012. For the nine-month periods ended September 30, 2012 and 2011, amortization of core deposit and other intangible assets, after tax effect, totaled $29 million and $27 million, respectively, or $.22 per diluted share in each period.

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

Net operating income was $302 million in the third quarter of 2012, compared with $210 million in the third quarter of 2011. Diluted net operating earnings per common share for the third quarter of 2012 were $2.24, compared with $1.53 in the year-earlier quarter. Net operating income and diluted net operating earnings per common share were $247 million and $1.82, respectively, in the second quarter of 2012. For the first nine months of 2012, net operating income and diluted net operating earnings per common share were $768 million and $5.64, respectively, compared with $716 million and $5.36 in the similar period of 2011.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.56%, compared with 1.14% in the year-earlier quarter and 1.30% in the second quarter of 2012. Net operating income expressed as an annualized return on average tangible common equity was 21.53% in the recently completed quarter, compared with 16.07% in the third quarter of 2011 and 18.54% in 2012’s second quarter. For the first three quarters of 2012, net operating income represented an annualized return on average tangible assets and average tangible common shareholders’ equity of 1.35% and 19.03%, respectively, compared with 1.39% and 20.03%, respectively, in the corresponding 2011 period.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income rose 7% to $669 million in the third quarter of 2012 from $623 million in the year-earlier quarter. That improvement was predominantly the result of a $3.4 billion, or 5%, rise in average earning assets and a 9 basis point (hundredths of one percent) widening of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. Taxable-equivalent net interest income in the recent quarter was 2% above the $655 million recorded in the second quarter of 2012, reflecting a $212 million increase in average earning assets and a 3 basis point expansion of the net interest margin.

For the first nine months of 2012, taxable-equivalent net interest income was $1.95 billion, up 9% from $1.79 billion in the similar period of 2011. That increase was largely attributable to higher average earning assets, which rose $6.4 billion or 10% to $69.8 billion from $63.4 billion in the first nine months of 2011. Contributing to the growth in average earning assets were earning assets obtained in the acquisition of Wilmington Trust on May 16, 2011, higher balances of commercial loans and commercial real estate loans due to increased demand for such loans, and higher residential real estate loan balances resulting from the Company’s decision to retain more of such loans rather than selling them. Partially offsetting the improvement in net interest income resulting from higher average balances of earning assets was a 5 basis point narrowing of the Company’s net interest margin, reflecting the effect of declining interest rates on yields earned on loans, partially offset by lower rates paid on deposits. Resulting from an improvement in estimated cash flows associated with acquired loans, taxable-equivalent net interest income was increased by approximately $15 million and $14 million during the third and second quarters of 2012, respectively. Stabilizing economic conditions and better than expected repayments resulted in an approximate $140 million transfer from the nonaccretable balance to the accretable yield in 2012’s second quarter, which is being recognized as interest income over the remaining terms of the acquired loans.

Average loans and leases rose $5.3 billion, or 9%, to $63.5 billion in the recent quarter from $58.2 billion in the third quarter of 2011. Commercial loans and leases averaged $16.5 billion in the third quarter of 2012, up $1.5 billion or 10% from $15.0 billion in the year-earlier quarter. Average commercial real estate loans rose to $25.0 billion in the recent quarter, up $1.0 billion or 4% from $24.0 billion in the third quarter of 2011. The growth in commercial loans and commercial real estate loans reflects higher loan demand by customers. Average residential real estate loans outstanding increased $3.3 billion or 47% to $10.3 billion in the recently completed quarter from $7.0 billion in the third quarter of 2011. Included in that portfolio were loans held for sale, which averaged $549 million in the third quarter of 2012, compared with $250 million in the year-earlier quarter. Excluding loans held for sale, average residential real estate loans rose $3.0 billion from the third quarter of 2011 to the third quarter of 2012. That growth was largely due to the Company’s decision during the third quarter of 2011 to retain for portfolio a higher proportion of originated loans rather than selling them. Consumer loans averaged $11.7 billion in the recent quarter, $540 million or 4% below 2011’s third quarter average of $12.2 billion. That decline was largely due to lower average balances of automobile loans and home equity loans and lines of credit outside of the Company’s footprint, as the Company has decided it does not want to pursue growth in such portfolios.

Average loan balances in the recent quarter rose $1.6 billion, or 3%, from the second quarter of 2012. Reflecting increased loan demand and, in the case of residential real estate loans, increased retention of originated loans for portfolio, average outstanding commercial loan and lease balances increased $400 million, or 2%, commercial real estate loan average balances rose $257 million, or 1%, and average residential real estate loans were up $1.1 billion, or 12%. Average outstanding consumer loans declined $109 million, or 1%, from 2012’s second quarter. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

Dollars in millions

		Percent increase (decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2012	2011	2012 .
Commercial, financial, etc.	$16,504	10%	2%
Real estate – commercial	24,995	4	1
Real estate – consumer	10,296	47	12
Consumer
Automobile	2,520	(10)	(3)
Home equity lines	5,914	(2)	—
Home equity loans	537	(27)	(8)
Other	2,689	3	1

Total consumer	11,660	(4)	(1)

Total	$63,455	9%	3%

For the first nine months of 2012, average loans and leases aggregated $61.9 billion, up $6.7 billion or 12% from $55.2 billion in the corresponding 2011 period. That growth was due, in part, to loans obtained from Wilmington Trust, which totaled $6.4 billion on the May 16, 2011 acquisition date, increased demand for commercial loans and commercial real estate loans, and the retention of residential real estate loans for portfolio, rather than selling them.

The investment securities portfolio averaged $6.8 billion in the recent quarter, down $195 million or 3% from $7.0 billion in the third quarter of 2011. The decline from the year-earlier quarter reflects the impact of maturities and paydowns of mortgage-backed securities, partially offset by purchases of residential mortgage-backed securities guaranteed by Freddie Mac of $250 million during the second quarter of 2012. Average investment securities balances in the third quarter of 2012 declined $460 million from the immediately preceding quarter, due predominantly to the impact of maturities and paydowns of mortgage-backed securities. For the first nine months of 2012 and 2011, average investment securities were $7.2 billion and $6.9 billion, respectively. The Wilmington Trust acquisition added approximately $510 million to the investment securities portfolio on the May 16, 2011 acquisition date. The investment securities portfolio is largely comprised of residential mortgage-backed securities and collateralized mortgage obligations (“CMOs”), debt securities issued by municipalities, trust preferred securities issued by certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to the risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination. During the first and second quarters of 2011, the Company sold certain residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, collateralized debt obligations and capital preferred securities, all held in the available-for-sale portfolio, with an amortized cost of $1.7 billion. The Company sold the securities in connection with the acquisition of Wilmington Trust in order to manage its balance sheet size and composition and resultant capital ratios. A second quarter 2011 purchase of $1.2 billion of residential mortgage-backed securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”) provided a replenishment of the investment securities portfolio at an improved risk-weighting. In the third quarter of 2011, the Company purchased $900 million of residential mortgage-backed securities guaranteed by Fannie Mae.

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” Other-than-temporary impairment charges recognized during the quarters ended September 30, 2012, September 30, 2011 and June 30, 2012 totaled $6 million, $10 million and $16 million, respectively. Such impairment charges related to certain privately issued CMOs backed by residential and commercial real estate loans. Persistently high unemployment, depressed real estate values and the resulting increased loan delinquencies and foreclosures were significant factors contributing to the recognition of the other-than-temporary impairment charges related to the CMOs. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-earning deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $397 million, $2.0 billion and $1.4 billion for the quarters ended September 30, 2012, September 30, 2011 and June 30, 2012, respectively. Interest-bearing deposits at banks averaged $298 million in the recent quarter, compared with $1.9 billion in the third quarter of 2011 and $1.2 billion in 2012’s second quarter. For the nine-month periods ended September 30, 2012 and 2011, average balances of other earning assets were $715 million and $1.3 billion, respectively, including $614 million and $933 million, respectively, of interest-bearing deposits at banks. The decline in average interest-bearing deposits at banks in the third quarter of 2012 and nine-month period ended September 30, 2012 as compared with the earlier periods was due to lower balances on deposit at the Federal Reserve Bank of New York. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.

As a result of the changes described herein, average earning assets aggregated $70.7 billion in the third quarter of 2012, compared with $67.2 billion in the year-earlier quarter and $70.4 billion in the second quarter of 2012. Average earning assets totaled $69.8 billion and $63.4 billion during the nine-month periods ended September 30, 2012 and 2011, respectively.

The most significant source of funding for the Company is core deposits. The Company considered noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit of $250,000 or less generated on a nationwide basis by Wilmington Trust, National Association (“Wilmington Trust, N.A.”), a wholly owned bank subsidiary of M&T that was formerly named M&T Bank, National Association, are also included in core deposits. Average core deposits totaled $60.0 billion in the third quarter of 2012, compared with $54.5 billion in the year-earlier quarter and $58.7 billion in the second quarter of 2012. The growth in core deposits since the third quarter of 2011 was due, in part, to the lack of attractive alternative investments available to the Company’s customers resulting from lower interest rates and from the economic environment in the U.S. and higher balances held on behalf of trust customers. The low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have generally increased. The following table provides an analysis of quarterly changes in the components of average core deposits. For the nine-month periods ended September 30, 2012 and 2011, core deposits averaged $58.3 billion and $50.4 billion, respectively.

AVERAGE CORE DEPOSITS

Dollars in millions

		Percent increase (decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2012	2011	2012 .
NOW accounts	$851	8%	4%
Savings deposits	32,318	6	—
Time deposits	4,109	(19)	(5)
Noninterest-bearing deposits	22,704	25	6

Total	$59,982	10%	2%

Additional funding sources for the Company included branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits. Time deposits over $250,000, excluding brokered certificates of deposit, averaged $375 million in the third quarter of 2012, compared with $499 million and $419 million in the third quarter of 2011 and the second quarter of 2012, respectively. Cayman Islands office deposits averaged $702 million, $614 million and $457 million for the three-month periods ended September 30, 2012, September 30, 2011 and June 30, 2012, respectively. Brokered time deposits averaged $680 million in the recent quarter, compared with $1.6 billion in the third quarter of 2011 and $808 million in the second quarter of 2012. The Company also had brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged $1.0 billion during the recently completed quarter, compared with $1.3 billion and $1.1 billion during the corresponding quarter of 2011 and the second quarter of 2012, respectively. The levels of brokered NOW and brokered money-market deposit accounts reflect the demand for such deposits, largely resulting from continued uncertain economic markets and the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. The level of Cayman Islands office deposits and brokered deposits are reflective of customer demand. Additional amounts of such deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank and others as sources of funding. Short-term borrowings averaged $976 million in the recent quarter, compared with $592 million in the third quarter of 2011 and $875 million in the second quarter of 2012. Included in average short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $808 million in the third quarter of 2012, $309 million in the year-earlier quarter and $716 million in the second quarter of 2012. Overnight federal funds borrowings represented the largest component of short-term borrowings and totaled $437 million at September 30, 2012, $365 million at September 30, 2011 and $590 million at December 31, 2011.

Long-term borrowings averaged $5.0 billion in the recent quarter, compared with $6.8 billion in the third quarter of 2011 and $6.1 billion in the second quarter of 2012. Included in average long-term borrowings were amounts borrowed from the Federal Home Loan Bank (“FHLB”) of New York, the FHLB of Atlanta and the FHLB of Pittsburgh of $559 million in the third quarter of 2012, $1.5 billion in the year-earlier quarter and $1.1 billion in 2012’s second quarter, and subordinated capital notes of $1.8 billion in the recent quarter, compared with $2.2 billion in each of the third quarter of 2011 and the second quarter of 2012. On July 2, 2012, the Company redeemed $400 million of subordinated capital notes of M&T Bank that were due to mature in 2013, as such notes ceased to qualify as regulatory capital during the one-year period before their contractual maturity date. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of September 30, 2012 swap agreements were used to hedge approximately $900 million of fixed rate subordinated notes. Further information on interest rate swap agreements is provided in note 10 of Notes to Financial Statements. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.2 billion in each of the quarters ended September 30, 2012, September 30, 2011 and June 30, 2012. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.4 billion during each of the two most recent quarters, compared with $1.6 billion in the third quarter of 2011. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.52% in the third quarter of 2012, compared with 3.43% in the third quarter of 2011 and 3.49% in the second quarter of 2012. The yield on earning assets during the recent quarter was 4.23%, down 6 basis points from 4.29% in the year-earlier quarter, while the rate paid on interest-bearing liabilities declined 15 basis points to .71% from .86%. In the second quarter of 2012, the yield on earning assets was 4.25% and the rate paid on interest-bearing liabilities was .76%. For the first nine months of 2012, the net interest spread was 3.48%, down 5 basis points from the year-earlier period. The yield on earning assets and the rate paid on interest-bearing liabilities for the nine-month period ended September 30, 2012 were 4.24% and .76%, respectively, compared with 4.42% and .89%, respectively, in the corresponding 2011 period.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $24.6 billion in the recent quarter, compared with $19.5 billion in the third quarter of 2011 and $23.3 billion in the second quarter of 2012. The rise in average net interest-free funds in the two most recent quarters as compared with the third quarter of 2011 was largely the result of higher average balances of noninterest-bearing deposits, including balances on deposit for trust customers. Noninterest-bearing deposits averaged $22.7 billion, $18.2 billion and $21.4 billion in the quarters ended September 30, 2012, September 30, 2011 and June 30, 2012, respectively. During the first nine months of 2012 and 2011, average net interest-free funds were $23.1 billion and $17.5 billion, respectively. Goodwill and core deposit and other intangible assets averaged $3.7 billion during each of the three quarters noted in this paragraph. The cash surrender value of bank owned life insurance averaged $1.6 billion during each of the two most recent quarters, compared with $1.5 billion in the third quarter of 2011. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .25% in each of the third quarter of 2012, the year-earlier quarter and the second quarter of 2012. That contribution for each of the first nine months of 2012 and 2011 was also .25%.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.77% in the recent quarter, compared with 3.68% in the third quarter of 2011 and 3.74% in the second quarter of 2012. During the nine-month periods ended September 30, 2012 and 2011, the net interest margin was 3.73% and 3.78%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $900 million at each of September 30, 2012, September 30, 2011, December 31, 2011 and June 30, 2012. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended September 30, 2012 and 2011 and the quarter ended June 30, 2012 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $153 million at September 30, 2012, $149 million at September 30, 2011, $147 million at December 31, 2011 and $150 million at June 30, 2012. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of September 30, 2012 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $77 million of collateral with the Company.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 6.07% and 1.96%, respectively, at September 30, 2012. The average notional amounts of interest rate swap agreements entered into for risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

Dollars in thousands

	Three months ended September 30
	2012		2011
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(9,077)	(.08)	(9,485)	(.08)

Net interest income/margin	$9,077	.05%	$9,485	.06%

Average notional amount	$900,000		$900,000

Rate received (b)		6.04%		6.02%
Rate paid (b)		2.03%		1.84%

	Nine months ended September 30
	2012		2011
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(27,135)	(.08)	(28,490)	(.08)

Net interest income/margin	$27,135	.05%	$28,490	.06%

Average notional amount	$900,000		$900,000

Rate received (b)		6.08%		6.09%
Rate paid (b)		2.06%		1.86%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

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

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings totaled $437 million, $365 million and $590 million at September 30, 2012, September 30, 2011 and December 31, 2011, respectively. In general, those borrowings were unsecured and matured on the following business day. Similar to short-term borrowings, Cayman Islands office deposits and brokered certificates of deposit have provided a source of funding to the Company. Cayman Islands office deposits also generally mature on the next business day and totaled $1.4 billion at September 30, 2012, $515 million at September 30, 2011 and $356 million at December 31, 2011. Outstanding brokered time deposits at September 30, 2012, September 30, 2011 and December 31, 2011 were $625 million, $1.4 billion and $1.0 billion, respectively. At September 30, 2012, the weighted-average remaining term to maturity of brokered time deposits was 9 months. Certain of these brokered time deposits have provisions that allow for early redemption. The Company also has brokered NOW and brokered money-market deposit accounts which aggregated $1.1 billion at each of September 30, 2012 and December 31, 2011, and $1.2 billion at September 30, 2011.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $10 million and $52 million at September 30, 2012 and 2011, respectively, and $40 million at December 31, 2011. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.9 billion at each of September 30, 2012, September 30, 2011 and December 31, 2011. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at September 30, 2012 approximately $784 million was available for payment of dividends to M&T from banking subsidiaries. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 5 of Notes to Financial Statements. The $300 million of 5.375% senior notes of M&T that were issued in 2007 matured and were repaid in May 2012. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at September 30, 2012 or December 31, 2011.

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

The accompanying table as of September 30, 2012 and December 31, 2011 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
Changes in interest rates	September 30, 2012	December 31, 2011
+200 basis points	$191,035	117,826
+100 basis points	98,238	64,103
-100 basis points	(57,285)	(62,055)
-200 basis points	(76,257)	(83,369)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period of 100 and 200 basis points, as compared with the assumed base scenario. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. The change in interest rate sensitivity to rising rates reflects a higher percentage of funding coming from core deposits, including noninterest-bearing deposits, a greater mix of variable rate commercial loans, and updated projected deposit pricing assumptions. Partially offsetting those changes was the growth in fixed rate residential real estate loans. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes.

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

The notional amounts of interest rate contracts entered into for trading purposes totaled $15.1 billion at September 30, 2012, compared with $13.6 billion at September 30, 2011 and $13.9 billion at December 31, 2011. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $1.2 billion, $1.3 billion and $1.4 billion at September 30, 2012, September 30, 2011 and December 31, 2011, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $527 million and $424 million, respectively, at September 30, 2012, $606 million and $458 million, respectively, at September 30, 2011, and $562 million and $435 million, respectively, at December 31, 2011. Included in trading account assets at September 30, 2012 were $36 million of assets related to deferred compensation plans, compared with $34 million at each of September 30, 2011 and December 31, 2011, respectively. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at September 30, 2012 were $31 million of liabilities related to deferred compensation plans, while at each of September 30, 2011 and December 31, 2011, such liabilities related to deferred compensation plans totaled $32 million. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

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

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the third quarter of 2012 was $46 million, compared with $58 million in the year-earlier quarter and $60 million in the second quarter of 2012. For the nine-month periods ended September 30, 2012 and 2011, the provision for credit losses was $155 million and $196 million, respectively. While the Company has experienced improvement in its credit quality metrics during the past two years, generally depressed real estate valuations and higher than normal levels of delinquencies and charge-offs have significantly affected the quality of the Company’s residential real estate-related loan portfolios. Specifically, the Company’s alternative (“Alt-A”) residential real estate loan portfolio and its residential real estate builder and developer loan portfolio experienced the majority of the credit problems related to the turmoil in the residential real estate market place. Alt-A loans represent residential real estate loans that at origination typically included some form of limited borrower documentation requirements as compared with more traditional residential real estate loans. Loans in the Company’s Alt-A portfolio were originated by the Company prior to 2008. The Company also experienced increased levels of commercial loan and consumer loan charge-offs over the past three years due to, among other things, higher unemployment levels and the recessionary economy.

Net loan charge-offs were $42 million in the recent quarter, compared with $57 million in the third quarter of 2011 and $52 million in the second quarter of 2012. Net charge-offs as an annualized percentage of average loans and leases were .26% in the third quarter of 2012, compared with .39% and .34% in the third quarter of 2011 and the second quarter of 2012, respectively. Net charge-offs for the nine-month periods ended September 30 totaled $142 million in 2012 and $190 million in 2011, representing an annualized .31% and .46% of average loans and leases. A summary of net charge–offs by loan type follows:

NET CHARGE-OFFS

BY LOAN/LEASE TYPE

In thousands

	2012
	1st Qtr.	2nd Qtr.	3rd Qtr.	Year to-date
Commercial, financial, etc.	$4,870	13,648	7,700	26,218
Real estate:
Commercial	8,823	11,724	6,561	27,108
Residential	10,844	9,619	7,548	28,011
Consumer	23,747	16,987	19,996	60,730

	$48,284	51,978	41,805	142,067

	2011
	1st Qtr.	2nd Qtr.	3rd Qtr.	Year to-date
Commercial, financial, etc.	$11,862	12,650	9,460	33,972
Real estate:
Commercial	24,230	12,731	12,873	49,834
Residential	14,666	13,839	10,385	38,890
Consumer	23,480	19,894	24,346	67,720

	$74,238	59,114	57,064	190,416

Included in net charge-offs of commercial real estate loans were net charge-offs of loans to residential homebuilders and developers of $1 million and $5 million for the quarters ended September 30, 2012 and 2011, respectively, and $11 million in the second quarter of 2012. Net charge-offs of residential real estate loans included net charge-offs of Alt-A first mortgage loans of $5 million in the two most recent quarters and $7 million in the third quarter of 2011. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended September 30, 2012, September 30, 2011 and June 30, 2012, respectively, of: indirect automobile loans of $3 million, $5 million and $2 million; recreational vehicle loans of $4 million, $5 million and $4 million; and home equity loans and lines of credit, including Alt-A second lien loans, of $7 million, $10 million and $7 million. Including both first and second lien mortgages, net charge-offs of Alt-A loans totaled $5 million and $8 million in the quarters ended September 30, 2012 and 2011, respectively, compared with $6 million in the second quarter of 2012.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The excess of cash flows expected at acquisition over the estimated fair value is being recognized as interest income over the lives of loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet. The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans obtained in acquisitions subsequent to 2008 was $6.4 billion, $8.7 billion, $8.2 billion and $7.1 billion at September 30, 2012, September 30, 2011, December 31, 2011 and June 30, 2012, respectively. The portion of the nonaccretable balance related to remaining principal losses as well as life-to-date principal losses charged against the nonaccretable balance as of September 30, 2012 and December 31, 2011 are presented in the accompanying table.

	Nonaccretable balance - principal
	Remaining balance		Life-to-date charges
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(in thousands)
Commercial, financing, leasing, etc.	$46,878	56,059	62,079	55,086
Commercial real estate	324,427	470,788	259,982	208,770
Residential real estate	43,025	66,424	42,498	29,983
Consumer	62,430	93,734	58,511	42,424

Total	$476,760	687,005	423,070	336,263

The Company regularly reviews its cash flow projections for acquired loans, including its estimates of lifetime principal losses. In general, based on stabilizing economic conditions and the Company’s success at restructuring several large acquired loans, the estimates of cash flows expected to be generated by acquired loans increased by approximately 1%, or $109 million, in the second quarter of 2012. That improvement reflected a lowering of estimated principal losses by approximately $122 million, largely driven by a $93 million decrease in expected principal losses in the acquired commercial real estate portfolios. The increases in projected cash flows, including both the $122 million of principal referred to above and interest payments related thereto, resulted in a $140 million transfer from the nonaccretable balance to the accretable yield.

Nonaccrual loans totaled $925 million or 1.44% of total loans and leases outstanding at September 30, 2012, compared with $1.11 billion or 1.91% at September 30, 2011, $1.10 billion or 1.83% at December 31, 2011 and $968 million or 1.54% at June 30, 2012.

Accruing loans past due 90 days or more (excluding acquired loans) were $309 million or .48% of total loans and leases at September 30, 2012, compared with $240 million or .41% a year earlier, $288 million or .48% at December 31, 2011 and $275 million or .44% at June 30, 2012. Those loans included loans guaranteed by government-related entities of $280 million, $210 million, $253 million and $255 million at September 30, 2012, September 30, 2011, December 31, 2011 and June 30, 2012. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $263 million, $205 million, $241 million and $242 million at September 30, 2012, September 30, 2011, December 31, 2011 and June 30, 2012, respectively.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $528 million at September 30, 2012, or less than 1% of total loans. Of that amount, $494 million related to the Wilmington Trust acquisition. Purchased impaired loans totaled $653 million at December 31, 2011. The decline in such loans during the first nine months of 2012 was predominantly the result of payments recovered from customers.

Acquired accruing loans past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Such loans totaled $161 million at September 30, 2012, compared with $212 million at September 30, 2011 and $164 million at December 31, 2011.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, M&T has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $165 million, $133 million and $143 million at September 30, 2012, September 30, 2011 and December 31, 2011, respectively.

Commercial loans and leases classified as nonaccrual totaled $122 million at September 30, 2012, $151 million at September 30, 2011, $164 million at December 31, 2011 and $153 million at June 30, 2012. The decline in such nonaccrual loans from June 30 to September 30, 2012 was predominantly the result of payoffs or pay downs during the third quarter, none of which individually exceeded $10 million. Nonaccrual commercial real estate loans aggregated $424 million at September 30, 2012, $607 million a year earlier, $559 million at December 31, 2011 and $440 million at June 30, 2012. Reflected in such nonaccrual loans were loans to residential homebuilders and developers totaling $226 million, $319 million, $281 million and $240 million at September 30, 2012, September 30, 2011, December 31, 2011 and June 30, 2012, respectively. The decline in commercial real estate loans classified as nonaccrual at the two most recent quarter-ends as compared with September 30 and December 31, 2011 was largely attributable to the impact of a payoff in 2012’s second quarter of a $58 million construction loan to an owner/operator of retirement and assisted living facilities, other payments received, and charge-offs of commercial real estate loans. Information about the location of nonaccrual and charged–off loans to residential real estate builders and developers as of and for the three-month period ended September 30, 2012 is presented in the accompanying table.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

	September 30, 2012			Quarter ended September 30, 2012
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances(a)	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
New York	$156,596	$16,484	10.53%	$498	1.26%
Pennsylvania	228,672	70,585	30.87	720	1.25
Mid-Atlantic	773,992	128,238	16.57	509	.26
Other	189,474	13,550	7.15	(358)	(.77)

Total	$1,348,734	$228,857	16.97%	$1,369	.40%

(a)	Includes approximately $42 million of loans not secured by real estate, of which approximately $3 million were in nonaccrual status.

Residential real estate loans classified as nonaccrual totaled $278 million at each of September 30, 2012 and December 31, 2011, $274 million at September 30, 2011 and $276 million at June 30, 2012. Depressed real estate values and high levels of delinquencies have contributed to higher than historical levels of residential real estate loans classified as nonaccrual and to the elevated level of charge-offs, largely in the Company’s Alt-A portfolio. Included in residential real estate loans classified as nonaccrual were Alt-A loans, which totaled $96 million and $109 million at September 30, 2012 and September 30, 2011, respectively, $105 million at December 31, 2011 and $101 million at June 30, 2012. Residential real estate loans past due 90 days or more and accruing interest (excluding acquired loans) totaled $276 million at September 30, 2012, compared with $211 million a year earlier, and $250 million and $252 million at December 31, 2011 and June 30, 2012, respectively. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended September 30, 2012 is presented in the accompanying table.

Nonaccrual consumer loans and leases totaled $101 million at September 30, 2012, compared with $82 million a year earlier, $97 million at December 31, 2011 and $99 million at June 30, 2012. Included in nonaccrual consumer loans and leases at September 30, 2012, September 30, 2011, December 31, 2011 and June 30, 2012 were automobile loans of $26 million, $27 million, $27 million and $24 million, respectively; recreational vehicle loans of $9 million, $9 million, $13 million and $10 million, respectively; and outstanding balances of home equity loans and lines of credit, including second lien Alt-A loans, of $56 million, $42 million, $47 million and $55 million, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended September 30, 2012 is presented in the accompanying table.

Real estate and other foreclosed assets totaled $112 million at September 30, 2012, $150 million at September 30, 2011, $157 million at December 31, 2011 and $116 million at June 30, 2012. The declines in such assets at the two most recent quarter-ends as compared with the respective 2011 dates were due predominantly to sales of such assets, partially offset by additions of foreclosed assets. At September 30, 2012, the Company’s holding of residential real estate-related properties comprised 63% of foreclosed assets.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

	September 30, 2012			Quarter ended September 30, 2012
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
Residential mortgages:
New York	$4,024,262	$59,912	1.49%	$342	.04%
Pennsylvania	1,425,543	17,564	1.23	(158)	(.05)
Mid-Atlantic	2,321,957	36,433	1.57	1,095	.19
Other	2,533,966	65,818	2.60	1,625	.27

Total	$10,305,728	$179,727	1.74%	$2,904	.12%

Residential construction loans:
New York	$6,272	$832	13.27%	$1	.07%
Pennsylvania	2,715	278	10.24	5	.76
Mid-Atlantic	10,745	133	1.24	—	—
Other	21,256	1,247	5.87	(5)	(.09)

Total	$40,988	$2,490	6.07%	$1	.01%

Alt-A first mortgages:
New York	$73,650	$18,558	25.20%	$537	2.86%
Pennsylvania	14,711	2,405	16.35	13	.33
Mid-Atlantic	89,236	13,934	15.61	386	1.70
Other	283,907	60,836	21.43	3,707	5.08

Total	$461,504	$95,733	20.74%	$4,643	3.93%

Alt-A junior lien:
New York	$1,991	$78	3.92%	$(1)	(.18)%
Pennsylvania	527	36	6.83	—	—
Mid-Atlantic	3,672	126	3.43	—	—
Other	10,290	780	7.58	494	18.63

Total	$16,480	$1,020	6.19%	$493	11.67%

First lien home equity loans:
New York	$21,014	$737	3.51%	$13	.24%
Pennsylvania	110,406	3,836	3.47	149	.52
Mid-Atlantic	96,774	579	.60	106	.42
Other	845	99	11.72	—	—

Total	$229,039	$5,251	2.29%	$268	.45%

First lien home equity lines:
New York	$935,467	$4,107	.44%	$200	.09%
Pennsylvania	644,979	2,949	.46	256	.16
Mid-Atlantic	564,061	1,855	.33	203	.14
Other	18,318	1,075	5.87	—	—

Total	$2,162,825	$9,986	.46%	$659	.12%

Junior lien home equity loans:
New York	$45,719	$3,163	6.92%	$285	2.35%
Pennsylvania	54,541	1,426	2.61	(3)	(.03)
Mid-Atlantic	156,079	1,548	.99	99	.24
Other	14,560	203	1.39	34	.89

Total	$270,899	$6,340	2.34%	$415	.58%

Junior lien home equity lines:
New York	$1,460,656	$25,092	1.72%	$2,903	.78%
Pennsylvania	574,286	2,475	.43	950	.65
Mid-Atlantic	1,613,013	3,784	.23	962	.24
Other	96,734	2,352	2.43	40	.16

Total	$3,744,689	$33,703	.90%	$4,855	.51%

A comparative summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

Dollars in thousands

	2012 Quarters			2011 Quarters
	Third	Second	First	Fourth	Third
Nonaccrual loans	$925,231	968,328	1,065,229	1,097,581	1,113,788
Real estate and other foreclosed assets	112,160	115,580	140,297	156,592	149,868

Total nonperforming assets	$1,037,391	1,083,908	1,205,526	1,254,173	1,263,656

Accruing loans past due 90 days or more (a)	$309,420	274,598	273,081	287,876	239,970

Government guaranteed loans included in totals above:
Nonaccrual loans	$54,583	48,712	44,717	40,529	32,937
Accruing loans past due 90 days or more	280,410	255,495	252,622	252,503	210,407

Renegotiated loans	$266,526	267,111	213,024	214,379	223,233

Acquired accruing loans past due 90 days or more (b)	$161,424	162,487	165,163	163,738	211,958

Purchased impaired loans (c):
Outstanding customer balance	$978,731	1,037,458	1,158,829	1,267,762	1,393,777
Carrying amount	528,001	560,700	604,779	653,362	703,632

Nonaccrual loans to total loans and leases, net of unearned discount	1.44%	1.54%	1.75%	1.83%	1.91%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.62%	1.72%	1.97%	2.08%	2.16%
Accruing loans past due 90 days or more (a) to total loans and leases, net of unearned discount	.48%	.44%	.45%	.48%	.41%

(a)	Excludes acquired loans. Predominantly residential mortgage loans.
(b)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans that were impaired at acquisition date and recorded at fair value.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of September 30, 2012 in light of: (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company. Considerable concerns continue to exist about economic conditions in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment; the impact of economic conditions on businesses’ operations and abilities to repay loans; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued uncertainty about possible responses to state and local government budget deficits. Although the U.S. economy experienced recession and weak economic conditions during recent years, the impact of those conditions was not as pronounced on borrowers in the traditionally slower growth regions of upstate New York and central Pennsylvania. Approximately 60% of the Company’s loans are to customers in New York State and Pennsylvania. Home prices in upstate New York and central Pennsylvania were relatively stable in recent years, in contrast to declines in values in many other regions of the country. Therefore, despite the conditions, as previously described, the most severe credit issues experienced by the Company during the recent financial downturn were centered around residential real estate, including loans to builders and developers of residential real estate, in areas other than New York State and Pennsylvania.

The Company utilizes a loan grading system which is applied to all commercial and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Reflecting more stable economic conditions in the regions served by the Company and continued workouts of problem credits, criticized commercial loans and commercial real estate loans were $2.5 billion at September 30, 2012, compared with $2.8 billion at December 31, 2011 and $3.0 billion at September 30, 2011. Loan officers with the support of loan review personnel in different geographic locations are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective geographic regions. On a quarterly basis, the Company’s centralized loan review department reviews all criticized commercial and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company expanded its collections and loan workout staff and further refined its loss identification and estimation techniques by reference to loan performance and house price depreciation data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. At September 30, 2012, approximately 37% of the Company’s home equity portfolio consisted of first lien loans. Of the remaining junior lien loans in the portfolio, approximately 83% (or approximately 53% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company. For the junior lien loans where an entity other than the Company held a first lien mortgage, the Company cannot precisely determine whether there is a delinquency on such first lien mortgage. As a result, the Company typically only has knowledge of the exact stage of delinquency for that portion of the portfolio where the first lien is owned or serviced by the Company. The Company’s nonaccrual policy for junior lien home equity loans and lines of credit does consider the payment status of the senior lien loan in cases where the Company has knowledge about the payment status of such loan. To the extent known by the Company, if the senior lien loan, for payment delinquency or other reasons, would be on nonaccrual status, the Company similarly places the junior lien loan or line on nonaccrual status. At September 30, 2012, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was not significant. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. Additionally, the Company generally evaluates home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. In determining the amount of such charge-offs, if the Company does not know the precise amount of the remaining first lien mortgage loan (typically because the Company does not own or service the first lien loan), the Company assumes that the first lien mortgage loan has had no principal amortization since the origination of the junior lien loan. Similarly, data used in estimating incurred losses for purposes of determining the allowance for credit losses also assumes no reductions in outstanding principal of first lien loans since the origination of the junior lien loan. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At September 30, 2012, approximately 96% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 16% were making contractually allowed payments that do not include any repayment of principal.

Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, generally, but also residential and commercial real estate valuations, in particular, given the size of the Company’s real estate loan portfolios. Reflecting the factors and conditions as described herein, in recent years the Company has experienced historically high levels of nonaccrual loans and net charge-offs of residential real estate-related loans, including first and junior lien Alt-A mortgage loans and loans to builders and developers of residential real estate. The Company has also experienced higher than historical levels of nonaccrual commercial real estate loans since 2009. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, and general economic conditions affecting consumers.

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

Management believes that the allowance for credit losses at September 30, 2012 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $921 million, or 1.44% of total loans and leases at September 30, 2012, compared with $909 million or 1.56% at September 30, 2011, $908 million or 1.51% at December 31, 2011 and $917 million or 1.46% at June 30, 2012. The declining ratio of the allowance to total loans and leases primarily reflects the impact of improved credit quality on that metric. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans was 100% at September 30, 2012, compared with 82% a year earlier, 83% at December 31, 2011 and 95% at June 30, 2012. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in determining the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $446 million in the third quarter of 2012, compared with $368 million in the year-earlier quarter and $392 million in the second quarter of 2012. Reflected in those amounts were net losses on investment securities of $5 million in the recent quarter, $10 million in the third quarter of 2011 and $17 million in the second quarter of 2012. Included in net securities losses in each of the quarters were other-than-temporary impairment charges, which totaled $6 million in the recent quarter, $10 million in 2011’s third quarter and $16 million in the second quarter of 2012. Those other-than-temporary impairment charges were related to the Company’s holdings of privately issued CMOs and reflect the impact of lower real estate values and higher delinquencies on real estate loans underlying those impaired securities.

Excluding gains and losses on bank investment securities (including other-than-temporary impairment losses) in all periods, other income in the recent quarter totaled $451 million, up from $378 million in the third quarter of 2011 and $408 million in the second quarter of 2012. As compared with the third quarter of 2011 and 2012’s second quarter, the primary contributors to the increases were significantly higher mortgage banking revenues.

Mortgage banking revenues were $107 million in the recent quarter, up 180% from $38 million in the third quarter of 2011 and 54% higher than $70 million in the second quarter of 2012. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $82 million in the third quarter of 2012, compared with $25 million in the year-earlier quarter and $47 million in the second quarter of 2012. The higher level of residential mortgage banking revenues in the recent quarter as compared with the two earlier quarters was due to increased volumes of loans originated for sale and wider margins related to such loans. Those higher volumes reflect increased refinancing activity by consumers in light of the low interest rate environment and include the impact of the Company’s involvement in the U.S. government’s Home Affordable Refinance Program (“HARP 2.0”), which allows homeowners to refinance their Fannie Mae or Freddie Mac mortgages when the value of their home has fallen such that they have little or no equity. The HARP 2.0 program will remain available to borrowers through December 31, 2013.

New commitments to originate residential mortgage loans to be sold were approximately $1.8 billion in the recent quarter, compared with $371 million in the third quarter of 2011 and $856 million in the second quarter of 2012. Included in those commitments to originate residential mortgage loans to be sold were HARP 2.0 commitments of $585 million and $492 million in the quarters ended September 30, 2012 and June 30, 2012, respectively. The HARP 2.0 program began in December 2011. Realized gains from sales of residential mortgage loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase mortgage loans originated for sale) and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $57 million in the recently completed quarter, compared with gains of $4 million and $20 million in the third quarter of 2011 and the second quarter of 2012, respectively.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues during each of the three-month periods ended September 30, 2012 and June 30, 2012 were reduced by approximately $10 million and during the three-month period ended September 30, 2011 such revenues were reduced by $3 million related to actual or anticipated settlement of repurchase obligations. The higher levels of those charges in the two most recent quarters as compared with the third quarter of 2011 are reflective of general market conditions for residential real estate repurchases and sales volumes.

Late in the third quarter of 2010, the Company began to originate certain residential real estate loans to be held in its loan portfolio, rather than continuing to sell such loans. The retained loans conform to Fannie Mae and Freddie Mac underwriting guidelines. Retaining those residential real estate loans offset the impact of the declining investment securities portfolio resulting from maturities and paydowns of residential mortgage-backed securities while providing high quality assets earning a reasonable yield. From March through June 2011, the Company resumed originating for sale the majority of new residential real estate loans. However, beginning in July 2011, the Company resumed originating the majority of residential real estate loans to be held in its loan portfolio. The decision to retain for portfolio the majority of such loans originated rather than selling them resulted in a reduction of residential mortgage banking revenues of approximately $11 million, $15 million and $22 million in the three-month periods ended September 30, 2012, September 30, 2011 and June 30, 2012, respectively. Due to the significant growth in the Company’s residential real estate loan portfolio and the recently announced Hudson City acquisition, the majority of residential mortgage loans that the Company has committed to originate subsequent to August 2012 will be sold.

Loans held for sale that are secured by residential real estate totaled $801 million at September 30, 2012, $191 million at September 30, 2011 and $210 million at December 31, 2011. Commitments to sell residential mortgage loans and commitments to originate residential mortgage loans for sale at pre-determined rates were $1.9 billion and $1.6 billion, respectively, at September 30, 2012, $304 million and $227 million, respectively, at September 30, 2011 and $296 million and $182 million, respectively, at December 31, 2011. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $71 million at September 30, 2012 and $6 million at each of September 30, 2011 and December 31, 2011. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted net increases in revenues of $37 million and $21 million in the third quarter of 2012 and the second quarter of 2012, respectively, compared with a net decrease in revenues of $6 million in the third quarter of 2011.

Revenues from servicing residential mortgage loans for others were $24 million in the recent quarter, compared with $20 million in the third quarter of 2011 and $25 million in the second quarter of 2012. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans which totaled $5 million in each of the two most recent quarters and $6 million in third quarter of 2011. Residential mortgage loans serviced for others totaled $36.4 billion at September 30, 2012, $28.1 billion at September 30, 2011, $37.9 billion at June 30, 2012 and $40.7 billion at December 31, 2011, including the small balance commercial mortgage loans noted above of approximately $4.0 billion at the recent quarter-end, $4.7 billion at September 30, 2011, $4.2 billion at June 30, 2012 and $4.4 billion at December 31, 2011. Reflected in residential mortgage loans serviced for others were loans sub-serviced for others of $12.8 billion at September 30, 2012, $13.5 billion at June 30, 2012 and $14.3 billion at December 31, 2011. Loans sub-serviced for others were not significant at September 30, 2011. On September 30, 2011, the Company purchased servicing rights associated with residential mortgage loans having outstanding principal balances of approximately $6.7 billion. The outstanding balances of such loans as of September 30, 2012, June 30, 2012 and December 31, 2011 were $5.6 billion, $5.8 billion and $6.4 billion, respectively. Approximately $5 million of servicing fees relating to that portfolio of loans were included in mortgage banking revenues in each of the three-month periods ended September 30, 2012 and June 30, 2012. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $111 million at September 30, 2012, compared with $159 million at September 30, 2011, $124 million at June 30, 2012 and $145 million at December 31, 2011. The valuation allowance for possible impairment of residential mortgage servicing assets totaled $5 million at September 30, 2012, $1 million at each of September 30, 2011 and June 30, 2012, and $2 million at December 31, 2011. Included in capitalized residential mortgage servicing assets were $10 million at September 30, 2012, $18 million at September 30, 2011, $12 million at June 30, 2012 and $16 million at December 31, 2011 of purchased servicing rights associated with the small balance commercial mortgage loans noted above.

Commercial mortgage banking revenues were $25 million in the third quarter of 2012, up from $14 million in the year-earlier period and $23 million in the second quarter of 2012. Included in such amounts were revenues from loan origination and sales activities of $19 million in the recent quarter, compared with $8 million in the third quarter of 2011 and $17 million in the second quarter of 2012. Commercial mortgage loan servicing revenues were $6 million in each of the three-month periods ended September 30, 2012, September 30, 2011 and June 30, 2012. Capitalized commercial mortgage servicing assets totaled $55 million at September 30, 2012, $50 million at September 30, 2011 and $51 million at December 31, 2011. Commercial mortgage loans serviced for other investors totaled $10.1 billion, $8.8 billion and $9.0 billion at September 30, 2012, September 30, 2011 and December 31, 2011, respectively. Such amounts included $1.9 billion at September 30, 2012 and $1.8 billion at each of September 30, 2011 and December 31, 2011 of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $458 million and $282 million, respectively, at September 30, 2012, $141 million and $56 million, respectively, at September 30, 2011 and $339 million and $178 million, respectively, at December 31, 2011. Commercial mortgage loans held for sale at September 30, 2012 and 2011 were $176 million and $85 million, respectively, and $161 million at December 31, 2011.

Service charges on deposit accounts totaled $114 million in the recent quarter, compared with $122 million in the third quarter of 2011 and $111 million in the second quarter of 2012. The decline in such revenues as compared with the third quarter of 2011 reflects new regulations that were enacted as part of the Dodd-Frank Act related to limiting debit card interchange fees that financial institutions are able to assess. Those new regulations were effective October 1, 2011.

Trust income totaled $116 million in the recent quarter, compared with $114 million in the third quarter of 2011 and $122 million in the second quarter of 2012. The Wilmington Trust acquisition brought with it two significant sources of income. The Institutional Client Services (“ICS”) business, formerly known as Corporate Client Services, provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. Many ICS clients are multinational corporations and institutions. The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Trust income reflects revenues from acquired ICS activities of $46 million, $47 million and $50 million in the third quarter of 2012, the third quarter of 2011 and the second quarter of 2012, respectively, and revenues from acquired

WAS activities of $38 million, $35 million and $40 million in the three-month periods ended September 30, 2012, September 30, 2011 and June 30, 2012, respectively. Adversely impacting trust income for the three-month periods ended September 30, 2012, September 30, 2011 and June 30, 2012 were $16 million, $10 million and $15 million, respectively, of fee waivers by the Company in order to provide proprietary money-market funds to pay customers a yield on their investments in such funds. Total trust assets, which include assets under management and assets under administration, aggregated $251.7 billion at September 30, 2012, compared with $254.0 billion at September 30, 2011 and $261.9 billion at December 31, 2011. Trust assets under management were $60.5 billion, $51.4 billion and $52.7 billion at September 30, 2012, September 30, 2011 and December 31, 2011, respectively. In addition to the asset amounts noted above, trust assets under management of affiliates totaled $15.1 billion at September 30, 2012, $13.1 billion at September 30, 2011 and $14.3 billion at December 31, 2011.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $14 million in each of the third quarters of 2012 and 2011 and $16 million in the second quarter of 2012. Gains from trading account and foreign exchange activity rose to $8 million during the most recent quarter from $4 million in the third quarter of 2011 and $6 million in 2012’s second quarter. Those increases were largely attributable to higher market values of trading account assets held in conjunction with deferred compensation arrangements. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

Including other-than-temporary impairment losses, during the third quarter of 2012 the Company recognized net losses on investment securities of $5 million, compared with net losses of $10 million in the year-earlier quarter and $17 million in the second quarter of 2012. Other-than-temporary impairment charges of $6 million, $10 million and $16 million were recorded in the quarters ended September 30, 2012, September 30, 2011 and June 30, 2012, respectively. The impairment charges were related to certain privately issued CMOs backed by residential and commercial real estate loans. Each reporting period, the Company reviews its investment securities for other-than-temporary impairment. For equity securities, the Company considers various factors to determine if the decline in value is other than temporary, including the duration and extent of the decline in value, the factors contributing to the decline in fair value, including the financial condition of the issuer as well as the conditions of the industry in which it operates, and the prospects for a recovery in fair value of the equity security. For debt securities, the Company analyzes the creditworthiness of the issuer or reviews the credit performance of the underlying collateral supporting the bond. For debt securities backed by pools of loans, such as privately issued mortgage-backed securities, the Company estimates the cash flows of the underlying loan collateral using forward-looking assumptions of default rates, loss severities and prepayment speeds. Estimated collateral cash flows are then utilized to estimate bond-specific cash flows to determine the ultimate collectibility of the bond. If the present value of the cash flows indicates that the Company should not expect to recover the entire amortized cost basis of a bond or if the Company intends to sell the bond or it more likely than not will be required to sell the bond before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized. If an other-than-temporary impairment loss is deemed to have occurred, the investment security’s cost basis is adjusted, as appropriate for the circumstances. Additional information about other-than-temporary impairment losses is included herein under the heading “Capital.”

M&T’s share of the operating results of BLG in the recent quarter was a loss of $5 million, compared with losses of $7 million in each of the third quarter of 2011 and the second 2012 quarter. The operating losses of BLG in the respective quarters resulted from disruptions in the residential and commercial real estate markets and reflected provisions for losses associated with securitized loans and other loans held by BLG and loan servicing and other administrative costs. The loan losses largely relate to loans in non-recourse securitization trusts that BLG consolidates in its financial statements. Under GAAP, such losses are required to be recognized by BLG despite the fact that many of the securitized loan losses will ultimately be borne by the underlying third party bond-holders. As these loan losses are realized through later foreclosure and still later sale of real estate collateral, the underlying bonds will be charged-down resulting in BLG’s future recognition of debt extinguishment gains. The timing of such debt extinguishment is largely dependent on the timing of loan workouts and collateral liquidations and, given ongoing loan loss provisioning, it is difficult to project when BLG will return to profitability. Despite the credit and liquidity disruptions that began in 2007, BLG had been successfully securitizing and selling significant volumes of small-balance commercial real estate loans until the first quarter of 2008. However, in response to the illiquidity in the marketplace since that time, BLG ceased its originations activities. As a result of past securitization activities, BLG is still entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings from its core mortgage origination and securitization activities. To this point, BLG’s affiliates have reinvested their earnings to generate additional servicing and asset management activities, further contributing to the value of those affiliates that inures to the benefit of BLG and, ultimately, M&T. In 2011’s final quarter the Company recognized a $79 million other-than-temporary impairment charge related to M&T’s 20% investment in BLG. While the small business commercial real estate securitization market that BLG previously operated in continues to be stagnant, its affiliated asset management operations continue to grow and its business of managing capital in the distressed real estate market is performing well. Nevertheless, in consideration of the passage of time since M&T’s original investment in BLG in 2007, the prospects of ongoing loan losses at BLG and the inability to accurately predict the timing of potential distributions to M&T, management increased its estimate of the timeframe over which the Company could reasonably anticipate recovery of the recorded investment amount and concluded that the investment was other-than-temporarily impaired. That investment was written-down to its estimated fair value of $115 million. The impairment charge of $79 million was recorded in “other costs of operations” in the fourth quarter of 2011. The Company believes that the value of its investment in BLG as of September 30, 2012 has not changed significantly since December 31, 2011. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Other revenues from operations totaled $97 million in the recent quarter, compared with $93 million in the third quarter of 2011 and $90 million in the second quarter of 2012. Included in other revenues from operations were the following significant components: letter of credit and other credit-related fees of $34 million in the third quarter of 2012 and $30 million in each of the third quarter of 2011 and the second quarter of 2012; tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, of $13 million in the recent quarter, $14 million in the year-earlier quarter and $12 million in the second quarter of 2012; revenues from merchant discount and credit card fees of $20 million in the most recent quarter, compared with $15 million and $19 million in the third quarter of 2011 and 2012’s second quarter, respectively; and

insurance-related sales commissions and other revenues of $10 million, $9 million and $11 million in the quarters ended September 30, 2012, September 30, 2011 and June 30, 2012, respectively.

Other income totaled $1.21 billion in the first nine months of 2012, compared with $1.18 billion in the similar 2011 period. Gains and losses on bank investment securities (including other-than-temporary impairment losses) totaled to net losses of $33 million in the first nine months of 2012, compared with net gains of $98 million in the corresponding 2011 period. Also reflected in other income in the first nine months of 2011 was the $65 million gain realized on the Wilmington Trust acquisition. Excluding gains and losses from bank investment securities and the Wilmington Trust-related gain in 2011, other income aggregated $1.25 billion in the nine-month period ended September 30, 2012, compared with $1.02 billion in the corresponding period of 2011. The main contributors to the rise in other income during the 2012 period were higher trust income, the result of the Wilmington Trust acquisition, and mortgage banking revenues.

Mortgage banking revenues totaled $233 million for the nine-month period ended September 30, 2012, up 85% from $125 million in the year-earlier period. Residential mortgage banking revenues rose 112% to $168 million during the first nine months of 2012 from $79 million in the similar 2011 period. New commitments to originate residential mortgage loans to be sold were $3.1 billion and $1.6 billion during the first nine months of 2012 and 2011, respectively. Realized gains from sales of residential mortgage loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase mortgage loans originated for sale) and recognized unrealized gains and losses on residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to gains of $87 million and $18 million during the nine-month periods ended September 30, 2012 and 2011, respectively. Higher origination activity related to loans originated for sale and wider margins associated with those loans contributed to the rise in such revenues. Residential mortgage banking revenues during the nine-month periods ended September 30, 2012 and 2011 were reduced by $24 million and $16 million, respectively, related to actual or anticipated settlements of repurchase obligations. Revenues from servicing residential mortgage loans for others were $76 million and $58 million for the first nine-months of 2012 and 2011, respectively. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small balance commercial mortgage loans of $15 million and $18 million for the nine-month periods ended September 30, 2012 and 2011, respectively. Commercial mortgage banking revenues totaled $65 million and $46 million during the nine-month periods ended September 30, 2012 and 2011, respectively. That improvement reflected higher origination volumes that aggregated $1.9 billion in the 2012 period, compared with $1.1 billion in the 2011 period.

Service charges on deposit accounts declined 5% to $334 million during the first nine months of 2012 from $351 million in the corresponding period of 2011, largely due to the Dodd-Frank regulations limiting debit card interchange fees that were effective October 1, 2011. Trust income rose 62% to $355 million from $219 million a year earlier, due to higher revenues of $143 million associated with the Wilmington Trust acquisition. Reflected in trust income were $42 million and $23 million of fee waivers during the first nine months of 2012 and 2011, respectively, related to proprietary money-market funds. Brokerage services income rose 2% to $44 million during the first nine months of 2012 from $43 million in the corresponding 2011 period. Trading account and foreign exchange activity resulted in gains of $25 million and $19 million for the nine-month periods ended September 30, 2012 and 2011, respectively. M&T’s investment in BLG resulted in losses of $17 million for the nine months ended September 30, 2012, compared with losses of $19 million in the year-earlier period. Investment securities gains and losses totaled to net losses of $33 million during the first nine months of 2012, compared with net gains of $98 million in the nine-month period ended September 30, 2011. Included in those amounts were other-than-temporary impairment losses of $33 million in 2012 and $52 million in 2011. As discussed earlier, during the first nine months of 2011 the Company sold investment securities resulting in gains of $150 million. Those securities, predominantly residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, were sold in anticipation of the Wilmington Trust acquisition in order to reposition the Company’s investment portfolio and to manage its forecasted balance sheet size and composition.

Other revenues from operations were $273 million in the nine-month period ended September 30, 2012, compared with $348 million in the similar year-earlier period. Reflected in such revenues in 2011 was the $65 million gain realized on the acquisition of Wilmington Trust. Included in other revenues from operations during the nine-month periods ended September 30, 2012 and 2011 were the following significant components: letter of credit and other credit related fees of $91 million and $97 million, respectively; income from bank owned life insurance of $37 million and $39 million, respectively; merchant discount and credit card fees of $57 million and $41 million, respectively; and insurance-related sales commissions and other revenues of $33 million and $30 million, respectively. The higher merchant discount and credit card fees in 2012 as compared with 2011 were largely attributable to increased transaction volumes related to merchant activity and usage of the Company’s credit card products. Gains from the sale of previously leased equipment were $1 million during the first nine months of 2012, compared with $10 million in the year-earlier period.

Other Expense

Other expense totaled $616 million in the third quarter of 2012, down 7% from $662 million in the year-earlier period and 2% below $627 million in 2012’s second quarter. Included in those amounts are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $14 million and $17 million in the third quarters of 2012 and 2011, respectively, and $16 million in the second quarter of 2012, and merger-related expenses of $26 million and $7 million in the three-month periods ended September 30, 2011 and June 30, 2012, respectively. Such merger-related expenses were incurred in connection with the Wilmington Trust acquisition and related to systems conversions and other costs of integrating the acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to termination of existing contractual arrangements of Wilmington Trust to purchase various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance for former employees; travel costs; and printing, postage, supplies and other costs of completing the transactions and commencing operations in new markets and offices. There were no merger-related expenses in the third quarter of 2012. Exclusive of these nonoperating expenses, noninterest operating expenses were $602 million in the recent quarter, compared with $619 million in the third quarter of 2011 and $604 million in the second quarter of 2012.

Other expense for the first nine months of 2012 aggregated $1.88 billion, up $145 million or 8% from $1.74 billion in the corresponding 2011 period. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $47 million and $44 million in the nine-month periods ended September 30, 2012 and 2011, respectively, and merger-related expenses of $10 million and $67 million in the first nine months of 2012 and 2011, respectively. Exclusive of these nonoperating expenses, noninterest operating expenses through the first nine months of 2012 increased $200 million or 12% to $1.83 billion from $1.63 billion in the similar 2011 period. The most significant factors for that increase were costs associated with the acquired operations of Wilmington Trust. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense totaled $322 million in the third quarter of 2012, compared with $325 million in the third quarter of 2011 and $324 million in the second quarter of 2012. As noted in table 2, merger-related salaries and benefits costs were $285 thousand and $3 million for the quarters ended September 30, 2011 and June 30, 2012, respectively. For the first three quarters of 2012, salaries and employee benefits expense totaled $992 million, compared with $891 million in the year-earlier period. Exclusive of merger-related expenses, salaries and benefits expense rose 13% or $111 million in the nine-month period ended September 30, 2012 from the corresponding 2011 period. That increase reflects the impact of operations associated with the acquisition of Wilmington Trust on May 16, 2011.

Salaries and employee benefits included stock-based compensation of $11 million in the recent quarter, compared with $12 million during each of the quarters ended September 30, 2011 and June 30, 2012, and $46 million and $43 million for the nine-month periods ended September 30, 2012 and 2011, respectively. The number of full-time equivalent employees was 14,434 at September 30, 2012, 15,074 at September 30, 2011, 15,072 at December 31, 2011 and 14,629 at June 30, 2012.

Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $280 million in the third quarter of 2012, compared with $294 million and $284 million in the similar quarter of 2011 and the second quarter of 2012, respectively. On the same basis, such expenses were $840 million and $751 million during the first nine months of 2012 and 2011, respectively. The rise in nonpersonnel operating expenses in the first nine months of 2012 as compared with the corresponding 2011 period was due predominantly to the impact of the operations associated with the Wilmington Trust acquisition.

Income Taxes

The provision for income taxes for the third quarter of 2012 was $153 million, compared with $82 million and $119 million in the year-earlier quarter and second quarter of 2012, respectively. The effective tax rates were 34.3%, 30.9% and 33.7% for the quarters ended September 30, 2012, September 30, 2011 and June 30, 2012, respectively. For the nine-month periods ended September 30, 2012 and 2011, the provision for income taxes was $374 million and $310 million, respectively, and the effective tax rates were 33.8% and 30.3%, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items. For example, the recognition of the non-taxable gain of $65 million on the Wilmington Trust acquisition in the second quarter of 2011 served to lower the effective tax rate in that quarter and first nine months of 2011. Income taxes in the second quarter of 2011 also reflected the resolution in that period of previously uncertain tax positions related to the Company’s 2009 tax year that allowed the Company to reduce its accrual for income taxes in that quarter by $7 million. Excluding the impact of the merger-related gain and the credit to income tax expense noted above in the second quarter of 2011, the Company’s effective tax rate for the first nine months of 2011 would have been 33.1%.

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

Capital

Shareholders’ equity was $9.9 billion at September 30, 2012, representing 12.27% of total assets, compared with $9.4 billion or 12.04% of total assets a year earlier and $9.3 billion or 11.90% at December 31, 2011. Included in shareholders’ equity was preferred stock with financial statement carrying values of $870 million at September 30, 2012, $863 million at September 30, 2011 and $865 million at December 31, 2011. As discussed earlier, the U.S. Treasury completed a public offering of its holding of M&T Series A and Series C preferred stock in August 2012, resulting in M&T’s exit from the TARP.

Common shareholders’ equity was $9.1 billion, or $71.17 per share, at September 30, 2012, compared with $8.5 billion, or $67.70 per share, at September 30, 2011 and $8.4 billion, or $66.82 per share, at December 31, 2011. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $42.80 at the end of the recent quarter, compared with $38.56 a year earlier and $37.79 at December 31, 2011. The Company’s ratio of tangible common equity to tangible assets was 7.04% at September 30, 2012, compared with 6.53% a year earlier and 6.40% at December 31, 2011. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available-for-sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized gains on investment securities, net of applicable tax effect, were $34 million, or $.27 per common share, at September 30, 2012, compared with unrealized losses of $78 million, or $.62 per common share, at each of September 30, 2011 and December 31, 2011. Information about unrealized gains and losses as of September 30, 2012 and December 31, 2011 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized gains at September 30, 2012 were pre-tax effect unrealized losses of $187 million on available-for-sale investment securities with an amortized cost of $1.2 billion and pre-tax effect unrealized gains of $280 million on securities with an amortized cost of $3.9 billion. The pre-tax effect unrealized losses reflect $149 million of losses on privately issued residential mortgage-backed securities with an amortized cost of $1.1 billion and an estimated fair value of $911 million (considered Level 3 valuations) and $29 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $122 million and an estimated fair value of $93 million (generally considered Level 2 valuations).

The Company’s privately issued residential mortgage-backed securities classified as available for sale are generally collateralized by prime and Alt-A residential mortgage loans as depicted in the accompanying table. Information in the table is as of September 30, 2012. As with any accounting estimate or other data, changes in fair values and investment ratings may occur at any time.

PRIVATELY ISSUED MORTGAGE-BACKED SECURITIES (a)

				As a percentage of carrying value
Collateral type	Amortized cost	Fair value	Net unrealized gains (losses)	AAA rated	Investment grade	Senior tranche	Credit enhancement(b)	Current payment status(c)
	(Dollars in thousands)
Investment securities available for sale:

Residential mortgage loans:
Prime – fixed	$42,266	45,977	3,711	39%	61%	99%	5%	92%
Prime – Hybrid ARMs	1,026,723	908,682	(118,041)	—	29	97	6	75
Alt-A – Hybrid ARMs	117,619	89,546	(28,073)	—	13	91	9	80
Other	12,288	10,863	(1,425)	—	—	67	22	54

Subtotal	1,198,896	1,055,068	(143,828)	2	29	96	6	76

Commercial mortgage loans	10,837	10,568	(269)	—	—	100	100	100

Total	1,209,733	1,065,636	(144,097)	2%	29%	96%	7%	76%

Investment securities held to maturity:

Residential and commercial mortgage loans	248,441	155,809	(92,632)	36%	36%	92%	23%	100%

Total	$1,458,174	1,221,445	(236,729)	6%	30%	95%	10%	80%

(a)	All information is as of September 30, 2012
(b)	Weighted-average credit enhancement is calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure.
(c)	Represents percentage of amortized cost related to bonds for which the full amount of all contractually required principal and interest payments expected at acquisition continue to be received.

In estimating values for privately issued mortgage-backed securities, the Company was restricted in the level of market observable assumptions used in the valuation of such securities. Because of reduced trading activity and lack of observable valuation inputs, the Company considers the estimated fair value associated with its holdings of privately issued mortgage-backed securities to be Level 3 valuations. To assist in the determination of fair value for its privately issued mortgage-backed securities, the Company engaged two independent pricing sources at September 30, 2012 and December 31, 2011. GAAP provides guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. In consideration of that guidance, the Company performed internal modeling to estimate the cash flows and fair value of privately issued residential mortgage-backed securities with an amortized cost basis of $1.2 billion and $1.3 billion at September 30, 2012 and December 31, 2011, respectively. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds. In estimating those cash flows, the Company used conservative assumptions as to default and loss rates in order to mitigate exposure that might be attributable to the risk that actual future credit losses could exceed assumed credit losses. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities. To determine the most representative fair value for those bonds under current market conditions, the Company averaged the internal model valuations and the indications obtained from the two independent pricing sources resulting in a one-third weighting on the internal model valuation and a two-thirds weighting on valuations provided by the independent sources. Further information concerning the Company’s valuations of privately issued mortgage-backed securities can be found in note 12 of Notes to Financial Statements.

During the quarter ended September 30, 2012 the Company recognized $6 million (pre-tax) of other-than-temporary impairment losses related to privately issued residential mortgage-backed securities. In assessing impairment losses for debt securities, the Company performed internal modeling to estimate bond-specific cash flows, which considered the placement of the bond in the overall securitization structure and the remaining levels of subordination.

For privately issued mortgage-backed securities, the modeling for other than temporary impairment utilized assumptions about the expected underlying performance of the mortgage loan collateral considering recent collateral performance and future assumptions regarding default and loss severity. At September 30, 2012, projected model default percentages on the underlying mortgage loan collateral ranged from 2% to 31% and loss severities ranged from 22% to 74%. For bonds in which the Company has recognized an other-than-temporary impairment charge, the weighted-average percentage of default collateral was 19% and the weighted-average loss severity was 48%. For bonds without other-than-temporary impairment losses, the weighted-average default percentage and loss severity were 10% and 36%, respectively. Underlying mortgage loan collateral cash flows, after considering the impact of estimated credit losses, were distributed by the model to the various securities within the securitization structure to determine the timing and extent of losses at the bond level, if any. Despite continuing high levels of delinquencies and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of individual bonds, the Company has concluded that as of September 30, 2012 its remaining privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in the remainder of 2012 and later years that could impact the Company’s conclusions. For example, a 10% increase in the estimated default rate assumption and a 10% increase in the severity rate assumption would have increased the other-than-temporary impairment charge recognized by the Company for the three months ended September 30, 2012 by $7 million. Information comparing the amortized cost and fair value of investment securities is included in note 3 of Notes to Financial Statements. The Company’s model as described above uses projected default and loss severity assumptions. Information on the current credit enhancement and current payment status of privately issued mortgage-backed securities at September 30, 2012 is included in the accompanying table.

Similar to its evaluation of available-for-sale privately issued mortgage-backed securities, the Company assesses impairment losses on privately issued CMOs in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows that reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. As a result, the Company did not recognize any other-than-temporary impairment charge related to CMOs in the held-to-maturity portfolio during the third quarter of 2012. In total, at September 30, 2012 and December 31, 2011, the Company had in its held-to-maturity portfolio CMOs with an amortized cost basis of $248 million and $269 million, respectively, and a fair value of $156 million and $170 million, respectively.

At September 30, 2012, the Company also had pre-tax unrealized losses of $30 million on $133 million of trust preferred securities issued by financial institutions, securities backed by trust preferred securities, and other debt securities (reflecting $1 million of unrealized losses on $10 million of securities using a Level 3 valuation). Pre-tax unrealized losses of $47 million existed on $200 million of such securities at December 31, 2011. After evaluating the expected repayment performance of those bonds, the Company did not recognize any other-than-temporary impairment losses related to those securities during the quarter ended September 30, 2012.

As previously noted, during the third quarter of 2011 the Company recognized $10 million (pre-tax) of other-than-temporary losses, all related to privately issued residential mortgage-backed securities. During the second quarter of 2012, the Company recognized $16 million (pre-tax) of other-than-temporary losses, including $14 million related to privately issued residential mortgage-backed securities and $2 million related to commercial mortgage-backed securities.

As of September 30, 2012, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to closely monitor the performance of the privately issued mortgage-backed securities and other securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any additional other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of Notes to Financial Statements.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $264 million, or $2.07 per common share, at September 30, 2012, $114 million, or $.91 per common share, at September 30, 2011 and $278 million, or $2.21 per common share, at December 31, 2011. The increase in such adjustment at the recent quarter-end and at December 31, 2011 as compared with September 30, 2011 was predominantly the result of a 100 basis point reduction in the discount rate used to measure the benefit obligations of the defined benefit plans at such dates and actual investment returns in the qualified defined benefit pension plan that were less than expected returns.

Cash dividends declared on M&T’s common stock totaled approximately $89 million in each of the three-month periods ended September 30, 2012, September 30, 2011 and June 30, 2012 and represented a quarterly dividend of $.70 per common share in each of those quarters. Common stock dividends during the nine-month periods ended September 30, 2012 and 2011 were $268 million and $262 million, respectively.

Cash dividends declared on preferred stock were as follows:

	1st Qtr.	2nd Qtr.	3rd Qtr.	Year- to-date
	(in thousands)
Series A – 2012	$2,875	2,875	2,875	8,625
Series A – 2011	7,500	7,654	2,875	18,029
Series B – 2011	1,104	—	—	1,104
Series C – 2012	1,894	1,894	1,894	5,682
Series C – 2011	1,894	1,894	1,894	5,682
Series D – 2012	8,594	8,593	8,594	25,781
Series D – 2011	—	—	9,310	9,310

Totals – 2012	$13,363	13,362	13,363	40,088

Totals – 2011	$10,498	9,548	14,079	34,125

On May 18, 2011, M&T redeemed $370 million of the Series A Preferred Stock originally issued on December 23, 2008 to the U.S. Treasury. The Series B Preferred Stock was converted to M&T common stock on April 1, 2011. The Series D Preferred Stock was issued on May 31, 2011.

The Company did not repurchase any shares of its common stock during 2011 or the first nine months of 2012.

Federal regulators generally require banking institutions to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “Tier 1 leverage” ratio guideline of 3% of the quarterly average of total assets. At September 30, 2012, Tier 1 capital included trust preferred securities of $1.2 billion as described in note 5 of Notes to Financial Statements and total capital further included subordinated capital notes of $1.6 billion. Pursuant to the Dodd-Frank Act, trust preferred securities will be phased-out of the definition of Tier 1 capital of bank holding companies.

The regulatory capital ratios of the Company, M&T Bank and Wilmington Trust, N.A., as of September 30, 2012 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

September 30, 2012

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.
Tier 1 capital	10.21%	9.01%	67.95%
Total capital	13.55%	12.09%	68.90%
Tier 1 leverage	9.82%	8.70%	18.79%

Segment Information

As required by GAAP, the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 14 of Notes to Financial Statements.

The Business Banking segment recorded net income of $38 million during the quarter ended September 30, 2012, 23% higher than the $31 million earned in the year-earlier quarter and 4% above $37 million earned in the immediately preceding quarter. The recent quarter’s improvement as compared with 2011’s third quarter reflects a $4 million decline in the provision for credit losses, due to lower net charge-offs of loans, a $3 million rise in net interest income and a $2 million increase in merchant and credit card revenues. The higher net interest income resulted from a rise in average outstanding deposit balances of $906 million and a 10 basis point widening of the net interest margin on loans offset, in part, by a $354 million decline in average outstanding loan balances. In comparison to the second quarter of 2012, a $6 million increase in net interest income, due largely to a $659 million increase in average outstanding deposit balances and a 16 basis point widening of the net interest margin on loans, was partially offset by a $2 million decline in fees earned for providing deposit account services and a $2 million increase in the provision for credit losses. Net income recorded by the Business Banking segment totaled $111 million and $84 million for the first nine months of 2012 and 2011, respectively. The 32% improvement in net income can be attributed to a $20 million reduction in the provision for credit losses, higher net interest income of $14 million and increased merchant and credit card revenues of $5 million. The higher net interest income reflects a $1.1 billion increase in average outstanding deposit balances and a 12 basis point widening of the net interest margin on loans offset, in part, by a 12 basis point narrowing of the net interest margin on deposit balances.

Net income earned by the Commercial Banking segment totaled $113 million in the recent quarter, 20% above the $94 million earned in the third quarter of 2011 and 13% higher than the $100 million recorded in 2012’s second quarter. Factors contributing to the improved recent quarter performance as compared with the corresponding 2011 quarter include: a $20 million increase in net interest income, resulting from a 43 basis point widening of the net interest margin on deposits and a $1.3 billion rise in average outstanding loan balances; a $7 million decline in the provision for credit losses, due to lower net charge-offs of loans; and a $4 million rise in credit-related fees, including fees earned for providing loan syndication services. The 13% increase in net income as compared with the second quarter of 2012 was largely due to a $16 million decrease in the provision for credit losses and a $4 million increase in net interest income, due to a 9 basis point widening of the net interest margin on deposits and one additional day in the recent quarter. Net contribution for the Commercial Banking segment increased to $315 million during the first nine months of 2012, a 14% improvement from the $277 million earned in the corresponding 2011 period. That improvement was due to higher net interest income of $71 million, the result of growth in average outstanding loan and deposit balances of $2.3 billion and $1.3 billion, respectively, and an 18 basis point widening of the net interest margin on deposits.

The Commercial Real Estate segment recorded net income of $76 million in 2012’s third quarter, 16% above the $66 million recorded in the year-earlier quarter, but 6% lower than the $80 million earned in the quarter ended June 30, 2012. The improvement in net income as compared with the third quarter of 2011 was largely due to: an $11 million decrease in the provision for credit losses; higher mortgage banking revenues of $11 million; and a $5 million improvement in net interest income, predominantly due to a $732 million rise in average outstanding loan balances. Those favorable factors were offset, in part, by higher FDIC assessments of $7 million and salaries and employee benefits of $6 million. A $9 million increase in the provision for credit losses was the main factor for the recent quarter’s unfavorable performance as compared with the preceding quarter. Through September 30, net income for this segment increased 25% to $225 million in 2012 from $180 million in 2011. The most significant contributors to the increase in net income were: a $52 million rise in net interest income, resulting mostly from growth of $1.7 billion and $503 million in average outstanding loan and deposit balances, respectively, and a 7 basis point widening of the net interest margin on loans; a $44 million reduction in the provision for credit losses; and an $18 million increase in mortgage banking revenues. Those favorable factors were offset, in part, by higher FDIC assessments, personnel costs and other operating expenses.

The Discretionary Portfolio segment incurred net losses of $5 million in the recent quarter, compared with net income totaling $2 million in the year-earlier quarter and a net loss of $15 million in the second quarter of 2012. Included in this segment’s results for each of those quarters were net pre-tax losses from investment securities of $6 million in the recent quarter, $10 million in the third quarter of 2011 and $17 million in the second quarter of 2012. The net securities losses were predominantly due to other-than-temporary impairment charges related to certain privately issued CMOs. The unfavorable performance in the recent quarter as compared with the year-earlier quarter was due predominantly to a $15 million increase in intersegment costs related to a higher proportion of residential real estate loans being retained for portfolio rather than being sold. The favorable performance in the 2012 third quarter as compared with the immediately preceding quarter was predominantly due to the lower other-than-temporary impairment losses. For the first nine months of 2012, the Discretionary Portfolio segment incurred a net loss of $28 million, compared with net income of $77 million in the corresponding 2011 period. The most significant contributor to that unfavorable performance was the impact of securities gains and losses, which totaled to net losses of $33 million in the 2012 period and net gains of $98 million in the 2011 period. This segment realized $150 million of gains in the first and second quarters of 2011 on the sale of residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac. Other-than-temporary impairment losses were $33 million and $52 million during the nine-month periods ended September 30, 2012 and 2011, respectively. A $35 million rise in intersegment costs related to a higher proportion of residential real estate loans being retained for portfolio rather than being sold also contributed to the unfavorable performance in 2012 as compared with 2011.

Net contribution from the Residential Mortgage Banking segment aggregated $45 million in the recent quarter, improved from $11 million in the third 2011 quarter and $26 million in 2012’s second quarter. The recent quarter’s improvement as compared with the similar 2011 period resulted from a $55 million increase in revenues from residential mortgage origination and sales activities (including intersegment revenues), due to higher origination volumes and wider margins on loans originated for sale, $7 million growth in revenues from servicing residential real estate loans and higher net interest income of $4 million, largely due to a $628 million increase in average outstanding loan balances. As compared with the second 2012 quarter, the recent quarter’s favorable performance was due to a $26 million increase in revenues from residential mortgage origination and sales activities (including intersegment revenues), due to higher origination volumes and wider margins on loans originated for sale, and an $11 million decline in the provision for credit losses offset, in part, by increases in servicing-related expenses. Year-to-date net income totaled $94 million and $22 million in 2012 and 2011, respectively. That significant improvement was due to a $114 million increase in revenues from residential mortgage origination and sales activities (including intersegment revenues), due to higher origination volumes and wider margins on loans originated for sale, and a $23 million rise in revenues from servicing residential real estate loans, partially offset by an increase in personnel and other costs.

Net income recorded by the Retail Banking segment aggregated $58 million in each of the third and second quarters of 2012, and $44 million in the third quarter of 2011. The 33% increase in the recent quarter’s net income as compared with the similar 2011 quarter was due to a $12 million improvement in net interest income and declines in FDIC assessments, personnel costs and provision for credit losses of $7 million, $5 million and $3 million, respectively. Those favorable factors were offset, in part, by a

$9 million decline in fees earned for deposit account services. The improvement in net interest income can be primarily attributed to an 18 basis point widening of the net interest margin on deposits. As compared with the second quarter of 2012, a $4 million increase in fees earned for providing deposit account services was offset by higher noninterest operating expenses. The Retail Banking segment earned net income of $165 million in the first nine months of 2012, 9% above the $151 million recorded in the corresponding 2011 period. Contributing to the favorable performance was a $42 million increase in net interest income, largely due to a $2.1 billion increase in average outstanding deposit balances and a 6 basis point widening of the net interest margin on deposits, a $20 million reduction in FDIC assessments and a $4 million rise in merchant and credit card revenues. Those factors were offset, in part, by a $29 million decrease in fees earned for deposit account services, higher levels of personnel, equipment and net occupancy and other operating expenses.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related gains and expenses resulting from acquisitions of financial institutions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes the ICS and WAS activities obtained in the acquisition of Wilmington Trust on May 16, 2011 and the pre-acquisition trust activities of the Company. Revenues for ICS, WAS and the non-Wilmington Trust-related trust activities in the recent quarter were $46 million, $38 million and $32 million, respectively, compared with $47 million, $35 million and $28 million, respectively, in the year-earlier quarter and $50 million, $40 million and $32 million, respectively, in the second quarter of 2012. Individually and combined the net income of those activities did not exceed 10% of the Company’s net income. The various components of the “All Other” category resulted in net losses of $32 million, $64 million and $53 million in the quarters ended September 30, 2012, September 30, 2011 and June 30, 2012, respectively. The recent quarter’s favorable performance as compared with the third quarter of 2011 was due to: the impact of $26 million of merger-related expenses associated with the Wilmington Trust acquisition recorded in 2011’s third quarter (there were no merger-related expenses in the recent quarter); a $12 million decrease in personnel-related expenses; and a $14 million reduction in other noninterest operating expenses. Partially offsetting those factors was the unfavorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The recent quarter’s improved performance as compared with the second quarter of 2012 was largely due to decreases in merger-related costs of $7 million and other noninterest operating expenses of $21 million, including personnel, equipment and occupancy costs. The “All Other” category incurred net losses of $149 million and $79 million for the first nine months of 2012 and 2011, respectively. The most significant contributors to the year-over-year unfavorable performance were: higher personnel-related expenses and professional services costs of $78 million and $42 million, respectively; the impact of the $65 million non-taxable gain on the Wilmington Trust acquisition recorded in 2011; and the unfavorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. Partially offsetting those unfavorable items were higher trust-related revenues in 2012 of $136 million, reflecting the full nine-month impact of the Wilmington Trust acquisition, and merger-related expenses recorded in the first nine months of 2012 of $10 million, compared with $67 million of merger-related costs recorded in the corresponding 2011 period.

Recent Accounting Developments

In October 2012, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance relating to subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government-assisted acquisition of a financial institution. The amendment clarifies the existing subsequent measurement guidance for indemnification assets recognized as a result of a government-assisted acquisition of a financial institution that includes a loss-sharing agreement. Specifically, when an entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the entity should account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value would be limited to the lesser of the contractual term of the indemnification agreement and the remaining life of the indemnified assets. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The guidance should be applied prospectively to any new indemnification assets recognized after the date of adoption and to indemnification assets existing as of the date of adoption. The Company does not expect the guidance to have a material impact on its financial position or results of operations.

In July 2012, the FASB issued amended accounting guidance relating to testing indefinite-lived intangible assets for impairment. The amendments are similar to the accounting guidance provided in September 2011 relating to the testing of goodwill for impairment. The amendments provide the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The optional guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the guidance to have an impact on its financial position or results of operations.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2012 Quarters			2011 Quarters
	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$751,385	744,031	720,800	722,535	726,897	694,721	673,810
Interest expense	82,129	89,403	93,706	97,969	103,632	102,051	98,679

Net interest income	669,256	654,628	627,094	624,566	623,265	592,670	575,131
Less: provision for credit losses	46,000	60,000	49,000	74,000	58,000	63,000	75,000
Other income	445,733	391,650	376,723	398,454	368,382	501,656	314,420
Less: other expense	616,027	627,392	639,695	739,583	662,019	576,895	499,571

Income before income taxes	452,962	358,886	315,122	209,437	271,628	454,431	314,980
Applicable income taxes	152,966	118,861	101,954	55,162	81,974	125,605	102,380
Taxable-equivalent adjustment	6,534	6,645	6,705	6,535	6,546	6,468	6,327

Net income	$293,462	233,380	206,463	147,740	183,108	322,358	206,273

Net income available to common shareholders-diluted	$273,896	214,716	188,241	129,804	164,671	297,179	190,121
Per common share data
Basic earnings	$2.18	1.71	1.50	1.04	1.32	2.43	1.59
Diluted earnings	2.17	1.71	1.50	1.04	1.32	2.42	1.59
Cash dividends	$.70	.70	.70	.70	.70	.70	.70
Average common shares outstanding
Basic	125,819	125,488	125,220	124,615	124,575	122,181	119,201
Diluted	126,292	125,897	125,616	124,736	124,860	122,796	119,852

Performance ratios, annualized
Return on
Average assets	1.45%	1.17%	1.06%	.75%	.94%	1.78%	1.23%
Average common shareholders’ equity	12.40%	10.12%	9.04%	6.12%	7.84%	14.94%	10.16%
Net interest margin on average earning assets (taxable-equivalent basis)	3.77%	3.74%	3.69%	3.60%	3.68%	3.75%	3.92%
Nonaccrual loans to total loans and leases, net of unearned discount	1.44%	1.54%	1.75%	1.83%	1.91%	1.91%	2.08%

Net operating (tangible) results (a)
Net operating income (in thousands)	$302,060	247,433	218,360	168,410	209,996	289,487	216,360
Diluted net operating income per common share	2.24	1.82	1.59	1.20	1.53	2.16	1.67
Annualized return on
Average tangible assets	1.56%	1.30%	1.18%	.89%	1.14%	1.69%	1.36%
Average tangible common shareholders’ equity	21.53%	18.54%	16.79%	12.36%	16.07%	24.24%	20.16%
Efficiency ratio (b)	53.73%	56.86%	61.09%	67.38%	61.79%	55.56%	55.75%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$80,432	80,087	78,026	78,393	76,908	72,454	68,045
Total tangible assets (c)	76,810	76,455	74,381	74,737	73,239	68,806	64,423
Earning assets	70,662	70,450	68,388	68,771	67,215	63,382	59,431
Investment securities	6,811	7,271	7,507	7,633	7,005	6,394	7,219
Loans and leases, net of unearned discount	63,455	61,826	60,484	59,077	58,188	55,461	51,972
Deposits	62,743	61,530	59,291	59,999	58,473	54,457	49,680
Common shareholders’ equity (c)	8,919	8,668	8,510	8,549	8,462	8,096	7,708
Tangible common shareholders’ equity (c)	5,297	5,036	4,865	4,893	4,793	4,448	4,086

At end of quarter
Total assets (c)	$81,085	80,808	79,187	77,924	77,864	77,727	67,881
Total tangible assets (c)	77,469	77,181	75,548	74,274	74,201	74,052	64,263
Earning assets	71,220	71,065	69,490	68,027	67,926	67,837	58,822
Investment securities	6,624	7,057	7,195	7,673	7,174	6,492	6,507
Loans and leases, net of unearned discount	64,112	62,851	60,922	60,096	58,401	58,541	52,119
Deposits	64,007	62,549	60,913	59,395	59,482	59,229	50,548
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	9,071	8,758	8,559	8,403	8,509	8,380	7,758
Tangible common shareholders’ equity (c)	5,455	5,131	4,920	4,753	4,846	4,705	4,140
Equity per common share	71.17	69.15	67.64	66.82	67.70	66.71	64.43
Tangible equity per common share	42.80	40.52	38.89	37.79	38.56	37.45	34.38

Market price per common share
High	$95.98	88.00	87.37	80.02	90.00	90.76	91.05
Low	82.29	76.92	76.82	66.40	66.41	83.31	84.63
Closing	95.16	82.57	86.88	76.34	69.90	87.95	88.47

(a)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 2.
(b)	Excludes impact of merger-related gains and expenses and net securities transactions.
(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2012 Quarters			2011 Quarters

	Third	Second	First	Fourth	Third	Second	First

Income statement data
In thousands, except per share
Net income
Net income	$293,462	233,380	206,463	147,740	183,108	322,358	206,273
Amortization of core deposit and other intangible assets (a)	8,598	9,709	10,240	10,476	10,622	8,974	7,478
Merger-related gain (a)	—	—	—	—	—	(64,930)	—
Merger-related expenses (a)	—	4,344	1,657	10,194	16,266	23,085	2,609

Net operating income	$302,060	247,433	218,360	168,410	209,996	289,487	216,360

Earnings per common share
Diluted earnings per common share	$2.17	1.71	1.50	1.04	1.32	2.42	1.59
Amortization of core deposit and other intangible assets (a)	.07	.08	.08	.08	.08	.07	.06
Merger-related gain (a)	—	—	—	—	—	(.52)	—
Merger-related expenses (a)	—	.03	.01	.08	.13	.19	.02

Diluted net operating earnings per common share	$2.24	1.82	1.59	1.20	1.53	2.16	1.67

Other expense
Other expense	$616,027	627,392	639,695	739,583	662,019	576,895	499,571
Amortization of core deposit and other intangible assets	(14,085)	(15,907)	(16,774)	(17,162)	(17,401)	(14,740)	(12,314)
Merger-related expenses	—	(7,151)	(2,728)	(16,393)	(26,003)	(36,996)	(4,295)

Noninterest operating expense	$601,942	604,334	620,193	706,028	618,615	525,159	482,962

Merger-related expenses
Salaries and employee benefits	$—	3,024	1,973	534	285	15,305	7
Equipment and net occupancy	—	—	15	189	119	25	79
Printing, postage and supplies	—	—	—	1,475	723	318	147
Other costs of operations	—	4,127	740	14,195	24,876	21,348	4,062

Total	$—	7,151	2,728	16,393	26,003	36,996	4,295

Efficiency ratio
Noninterest operating expense (numerator)	$601,942	604,334	620,193	706,028	618,615	525,159	482,962

Taxable-equivalent net interest income	669,256	654,628	627,094	624,566	623,265	592,670	575,131
Other income	445,733	391,650	376,723	398,454	368,382	501,656	314,420
Less: Gain (loss) on bank investment securities	372	(408)	45	1	89	110,744	39,353
Net OTTI losses recognized in earnings	(5,672)	(16,173)	(11,486)	(24,822)	(9,642)	(26,530)	(16,041)
Merger-related gain	—	—	—	—	—	64,930	—

Denominator	$1,120,289	1,062,859	1,015,258	1,047,841	1,001,200	945,182	866,239

Efficiency ratio	53.73%	56.86%	61.09%	67.38%	61.79%	55.56%	55.75%

Balance sheet data
In millions
Average assets
Average assets	$80,432	80,087	78,026	78,393	76,908	72,454	68,045
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(136)	(151)	(168)	(185)	(202)	(165)	(119)
Deferred taxes	39	44	48	54	58	42	22

Average tangible assets	$76,810	76,455	74,381	74,737	73,239	68,806	64,423

Average common equity
Average total equity	$9,789	9,536	9,376	9,413	9,324	8,812	8,451
Preferred stock	(870)	(868)	(866)	(864)	(862)	(716)	(743)

Average common equity	8,919	8,668	8,510	8,549	8,462	8,096	7,708

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(136)	(151)	(168)	(185)	(202)	(165)	(119)
Deferred taxes	39	44	48	54	58	42	22

Average tangible common equity	$5,297	5,036	4,865	4,893	4,793	4,448	4,086

At end of quarter
Total assets
Total assets	$81,085	80,808	79,187	77,924	77,864	77,727	67,881
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(129)	(143)	(160)	(176)	(193)	(210)	(113)
Deferred taxes	38	41	46	51	55	60	20

Total tangible assets	$77,469	77,181	75,548	74,274	74,201	74,052	64,263

Total common equity
Total equity	$9,945	9,630	9,429	9,271	9,375	9,244	8,508
Preferred stock	(870)	(868)	(867)	(865)	(863)	(861)	(743)
Undeclared dividends—cumulative preferred stock	(4)	(4)	(3)	(3)	(3)	(3)	(7)

Common equity, net of undeclared cumulative preferred dividends	9,071	8,758	8,559	8,403	8,509	8,380	7,758

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(129)	(143)	(160)	(176)	(193)	(210)	(113)
Deferred taxes	38	41	46	51	55	60	20

Total tangible common equity	$5,455	5,131	4,920	4,753	4,846	4,705	4,140

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2012 Third Quarter			2012 Second Quarter			2012 First Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$16,504	$154,840	3.73%	16,104	149,107	3.72%	15,732	145,134	3.71%
Real estate - commercial	24,995	288,193	4.61	24,737	287,724	4.65	24,559	271,539	4.42
Real estate - consumer	10,296	110,346	4.29	9,216	102,164	4.43	8,286	95,308	4.60
Consumer	11,660	139,524	4.76	11,769	141,031	4.82	11,907	142,083	4.80

Total loans and leases, net	63,455	692,903	4.34	61,826	680,026	4.42	60,484	654,064	4.35

Interest-bearing deposits at banks	298	139	.18	1,247	767	.25	301	213	.28
Federal funds sold and agreements to resell securities	4	6	.55	6	8	.56	3	3	.50
Trading account	94	265	1.13	100	411	1.64	93	367	1.57
Investment securities**
U.S. Treasury and federal agencies	4,468	36,412	3.24	4,770	40,202	3.39	4,877	41,621	3.43
Obligations of states and political subdivisions	222	2,899	5.20	222	2,979	5.40	226	3,065	5.45
Other	2,121	18,761	3.52	2,279	19,638	3.47	2,404	21,467	3.59

Total investment securities	6,811	58,072	3.39	7,271	62,819	3.47	7,507	66,153	3.54

Total earning assets	70,662	751,385	4.23	70,450	744,031	4.25	68,388	720,800	4.24

Allowance for credit losses	(924)			(918)			(916)
Cash and due from banks	1,419			1,350			1,304
Other assets	9,275			9,205			9,250

Total assets	$80,432			80,087			78,026

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$875	327	.15	841	424	.20	827	283	.14
Savings deposits	33,298	16,510	.20	33,286	16,940	.20	32,410	18,183	.23
Time deposits	5,164	10,843	.84	5,545	12,354	.90	5,960	13,509	.91
Deposits at Cayman Islands office	702	336	.19	457	232	.20	496	213	.17

Total interest-bearing deposits	40,039	28,016	.28	40,129	29,950	.30	39,693	32,188	.33

Short-term borrowings	976	365	.15	875	348	.16	828	303	.15
Long-term borrowings	5,006	53,748	4.27	6,102	59,105	3.90	6,507	61,215	3.78

Total interest-bearing liabilities	46,021	82,129	.71	47,106	89,403	.76	47,028	93,706	.80

Noninterest-bearing deposits	22,704			21,401			19,598
Other liabilities	1,918			2,044			2,024

Total liabilities	70,643			70,551			68,650

Shareholders’ equity	9,789			9,536			9,376

Total liabilities and shareholders’ equity	$80,432			80,087			78,026

Net interest spread			3.52			3.49			3.44
Contribution of interest-free funds			.25			.25			.25

Net interest income/margin on earning assets		$669,256	3.77%		654,628	3.74%		627,094	3.69%

* Includes nonaccrual loans. ** Includes available for sale securities at amortized cost.	(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2011 Fourth Quarter			2011 Third Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$15,392	$146,768	3.78%	15,007	144,677	3.82%
Real estate - commercial	24,108	269,516	4.47	23,979	277,193	4.62
Real estate - consumer	7,480	89,185	4.77	7,002	86,651	4.95
Consumer	12,097	148,538	4.87	12,200	152,301	4.95

Total loans and leases, net	59,077	654,007	4.39	58,188	660,822	4.51

Interest-bearing deposits at banks	1,973	1,255	.25	1,861	1,164	.25
Federal funds sold and agreements to resell securities	6	6	.38	76	27	.14
Trading account	82	267	1.30	85	371	1.75
Investment securities**
U.S. Treasury and federal agencies	4,899	42,229	3.42	4,224	37,805	3.55
Obligations of states and political subdivisions	226	3,362	5.89	250	3,424	5.43
Other	2,508	21,409	3.39	2,531	23,284	3.65

Total investment securities	7,633	67,000	3.48	7,005	64,513	3.65

Total earning assets	68,771	722,535	4.17	67,215	726,897	4.29

Allowance for credit losses	(919)			(917)
Cash and due from banks	1,330			1,286
Other assets	9,211			9,324

Total assets	$78,393			76,908

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$826	315	.15	814	354	.17
Savings deposits	32,179	21,654	.27	31,654	22,664	.28
Time deposits	6,379	14,949	.93	7,169	17,684	.98
Deposits at Cayman Islands office	512	187	.15	614	188	.12

Total interest-bearing deposits	39,896	37,105	.37	40,251	40,890	.40

Short-term borrowings	674	169	.10	592	222	.15
Long-term borrowings	6,574	60,695	3.66	6,829	62,520	3.63

Total interest-bearing liabilities	47,144	97,969	.82	47,672	103,632	.86

Noninterest-bearing deposits	20,103			18,222
Other liabilities	1,733			1,690

Total liabilities	68,980			67,584

Shareholders’ equity	9,413			9,324

Total liabilities and shareholders’ equity	$78,393			76,908

Net interest spread			3.35			3.43
Contribution of interest-free funds			.25			.25

Net interest income/margin on earning assets		$624,566	3.60%		623,265	3.68%

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item  2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item  4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of September 30, 2012.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)–(b) Not applicable.

(c)

Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
July 1 – July 31, 2012	148	$86.01	—	2,181,500
August 1 - August 31, 2012	19,358	87.46	—	2,181,500
September 1 – September 30, 2012	62,943	94.19	—	2,181,500

Total	82,449	$92.60	—

(1)	The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.
(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

Item 3. Defaults Upon Senior Securities.

(Not applicable.)

Item 4. Mine Safety Disclosures.

(None.)

Item 5. Other Information.

(None.)

Item 6. Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

2.1	Agreement and Plan of Merger, dated as of August 27, 2012, by and among M&T Bank Corporation, Hudson City Bancorp, Inc. and Wilmington Trust Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K dated August 31, 2012 (File No. 1-9861).

10.1	M&T Bank Corporation 2008 Directors’ Stock Plan, as amended. Incorporated by reference to Exhibit 4.1 to the Form S-8 dated October 19, 2012 (File No. 333-184504).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: November 6, 2012	By:	/s/ René F. Jones
René F. Jones
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

2.1	Agreement and Plan of Merger, dated as of August 27, 2012, by and among M&T Bank Corporation, Hudson City Bancorp, Inc. and Wilmington Trust Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K dated August 31, 2012 (File No. 1-9861).

10.1	M&T Bank Corporation 2008 Directors’ Stock Plan, as amended. Incorporated by reference to Exhibit 4.1 to the Form S-8 dated October 19, 2012 (File No. 333-184504).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.