Form 10-K
period 2012-12-31
M&T BANK CORP
filed 2013-02-25
CIK 36270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9861

M&T BANK CORPORATION

(Exact name of registrant as specified in its charter)

New York	16-0968385
(State of incorporation)	(I.R.S. Employer Identification No.)

One M&T Plaza, Buffalo, New York	14203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

716-842-5445

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.50 par value	New York Stock Exchange
5% Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share	New York Stock Exchange
5% Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share	New York Stock Exchange
Warrants to purchase shares of Common Stock (expiring December 23, 2018)	New York Stock Exchange

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2012: $9,403,393,623.

Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on February 20, 2013: 128,727,372 shares.

Documents Incorporated By Reference:

(1) Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders of M&T Bank Corporation in Parts II and III.

M&T BANK CORPORATION

Form 10-K for the year ended December 31, 2012

CROSS-REFERENCE SHEET

			Form 10-K Page
PART I
Item 1. Business			4
Statistical disclosure pursuant to Guide 3
I.	Distribution of assets, liabilities, and shareholders’ equity; interest rates and interest differential
	A.	Average balance sheets	48
	B.	Interest income/expense and resulting yield or rate on average interest-earning assets (including non-accrual loans) and interest-bearing liabilities	48
	C.	Rate/volume variances	25
II.	Investment portfolio
	A.	Year-end balances	23
	B.	Maturity schedule and weighted average yield	82
	C.	Aggregate carrying value of securities that exceed ten percent of shareholders’ equity	116
III.	Loan portfolio
	A.	Year-end balances	23, 119
	B.	Maturities and sensitivities to changes in interest rates	80
	C.	Risk elements
		Nonaccrual, past due and renegotiated loans	62, 121-122
		Actual and pro forma interest on certain loans .	122, 128
		Nonaccrual policy	109-110
		Loan concentrations	71
IV.	Summary of loan loss experience
	A.	Analysis of the allowance for loan losses	60, 125-130
		Factors influencing management’s judgment concerning the adequacy of the allowance and provision	59-71, 110, 125-130
	B.	Allocation of the allowance for loan losses	70, 125, 130
V.	Deposits
	A.	Average balances and rates	48
	B.	Maturity schedule of domestic time deposits with balances of $100,000 or more	83
VI.	Return on equity and assets		25, 43, 86-87, 90-91
VII.	Short-term borrowings		135
Item 1A.	Risk Factors		25-33
Item 1B.	Unresolved Staff Comments .		33
Item 2.	Properties		33-34
Item 3.	Legal Proceedings		34
Item 4.	Mine Safety Disclosures		34
	Executive Officers of the Registrant		34-36
PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities		36-39
	A.	Principal market	36
		Market prices	98
	B.	Approximate number of holders at year-end	23

PART I

Item 1.	Business.

M&T Bank Corporation (“Registrant” or “M&T”) is a New York business corporation which is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and as a bank holding company (“BHC”) under Article III-A of the New York Banking Law (“Banking Law”). The principal executive offices of the Registrant are located at One M&T Plaza, Buffalo, New York 14203. The Registrant was incorporated in November 1969. The Registrant and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” As of December 31, 2012 the Company had consolidated total assets of $83.0 billion, deposits of $65.6 billion and shareholders’ equity of $10.2 billion. The Company had 13,640 full-time and 1,303 part-time employees as of December 31, 2012.

At December 31, 2012, the Registrant had two wholly owned bank subsidiaries: M&T Bank and Wilmington Trust, National Association (“Wilmington Trust, N.A.”). The banks collectively offer a wide range of retail and commercial banking, trust and wealth management, and investment services to their customers. At December 31, 2012, M&T Bank represented 99% of consolidated assets of the Company.

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

Subsidiaries

M&T Bank is a banking corporation that is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2012, M&T Bank had 725 domestic banking offices located throughout New York State, Pennsylvania, Maryland, Delaware, New Jersey, Virginia, West Virginia, and the District of Columbia, a full-service commercial banking office in Ontario, Canada, and an office in George Town, Cayman Islands. As of December 31, 2012, M&T Bank had consolidated total assets of $82.1 billion, deposits of $66.4 billion and shareholder’s equity of $10.3 billion. The deposit liabilities of M&T Bank are insured by the FDIC through its Deposit Insurance Fund (“DIF”). As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, Virginia, Delaware and Washington, D.C., and on small and medium-size businesses based in those areas, although loans are originated through lending offices in other states and in Ontario, Canada. In addition, the Company conducts lending activities in various states through other subsidiaries. Trust and other fiduciary services are offered by M&T Bank and through its wholly owned subsidiary, Wilmington Trust Company. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company.

Wilmington Trust, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of Wilmington Trust, N.A. are insured by the FDIC through the DIF. The main office of Wilmington Trust, N.A. is located at 1100 North Market Street, Wilmington, Delaware, 19890. A second office is located in Oakfield, New York. Wilmington Trust, N.A. offers various trust and wealth management services. Historically, Wilmington Trust, N.A. offered selected deposit and loan products on a nationwide basis, through direct mail, telephone marketing techniques and the Internet. As of December 31, 2012, Wilmington Trust, N.A. had total assets of $1.8 billion, deposits of $1.2 billion and shareholder’s equity of $405 million.

Wilmington Trust Company, a wholly owned subsidiary of M&T Bank, was incorporated as a Delaware bank and trust company in March 1901 and amended its charter in July 2011 to become a nondepository trust company. Wilmington Trust Company provides a variety of Delaware based trust, fiduciary and custodial services to its clients. As of December 31, 2012, Wilmington Trust Company had total assets of $1.4 billion and shareholder’s equity of $543 million. Revenues of Wilmington Trust Company were $122 million in 2012. The headquarters of Wilmington Trust Company are located at 1100 North Market Street, Wilmington, Delaware 19890.

M&T Life Insurance Company (“M&T Life Insurance”), a wholly owned subsidiary of M&T, was incorporated as an Arizona business corporation in January 1984. M&T Life Insurance is a credit reinsurer which reinsures credit life and accident and health insurance purchased by the Company’s consumer loan customers. As of December 31, 2012, M&T Life Insurance had assets of $17 million and shareholder’s equity of $16 million. M&T Life Insurance recorded revenues of $1 million during 2012. Headquarters of M&T Life Insurance are located at 101 North First Avenue, Phoenix, Arizona 85003.

M&T Insurance Agency, Inc. (“M&T Insurance Agency”), a wholly owned insurance agency subsidiary of M&T Bank, was incorporated as a New York corporation in March 1955. M&T Insurance Agency provides insurance agency services principally to the commercial market. As of December 31, 2012, M&T Insurance Agency had assets of $52 million and shareholder’s equity of $36 million. M&T Insurance Agency recorded revenues of $27 million during 2012. The headquarters of M&T Insurance Agency are located at 285 Delaware Avenue, Buffalo, New York 14202.

M&T Mortgage Reinsurance Company, Inc. (“M&T Reinsurance”), a wholly owned subsidiary of M&T Bank, was incorporated as a Vermont business corporation in July 1999. M&T Reinsurance enters into reinsurance contracts with insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with M&T Bank-related mortgage loans. M&T Reinsurance receives a share of the premium for those policies in exchange for accepting a portion of the insurer’s risk of borrower default. As of December 31, 2012, M&T Reinsurance had assets of $23 million and shareholder’s equity of $14 million. M&T Reinsurance recorded approximately $2 million of revenue during 2012. M&T Reinsurance’s principal and registered office is at 148 College Street, Burlington, Vermont 05401.

M&T Real Estate Trust (“M&T Real Estate”) is a Maryland Real Estate Investment Trust that was formed through the merger of two separate subsidiaries, but traces its origin to the incorporation of M&T Real Estate, Inc. in July 1995. M&T Real Estate engages in commercial real estate lending and provides loan servicing to M&T Bank. As of December 31, 2012, M&T Real Estate had assets of $16.6 billion, common shareholder’s equity of $15.6 billion, and preferred shareholders’ equity, consisting of 9% fixed-rate preferred stock (par value $1,000), of $1 million. All of the outstanding common stock and 89% of the preferred stock of M&T Real Estate is owned by M&T Bank. The remaining 11% of M&T Real Estate’s outstanding preferred stock is owned by officers or former officers of the Company. M&T Real Estate recorded $760 million of revenue in 2012. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Realty Capital Corporation (“M&T Realty Capital”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation in October 1973. M&T Realty Capital engages in multifamily commercial real estate lending and provides loan servicing to purchasers of the loans it originates. As of December 31, 2012, M&T Realty Capital serviced $10.6 billion of commercial mortgage loans for non-affiliates and had assets of $691 million and shareholder’s equity of $101 million. M&T Realty Capital recorded revenues of $98 million in 2012. The headquarters of M&T Realty Capital are located at 25 South Charles Street, Baltimore, Maryland 21202.

M&T Securities, Inc. (“M&T Securities”) is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, and as an investment advisor under the Investment Advisors Act of 1940, as amended (the “Investment Advisors Act”). M&T Securities is licensed as a life insurance agent in each state where M&T Bank operates branch offices and in a number of other states. It provides securities brokerage, investment advisory and insurance services. As of December 31, 2012, M&T Securities had assets of $56 million and shareholder’s equity of $36 million. M&T Securities recorded $95 million of revenue during 2012. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14203.

Wilmington Trust Investment Advisors, Inc. (“WT Investment Advisors”), a wholly owned subsidiary of M&T Bank and formerly known as MTB Investment Advisors prior to its name change on January 10, 2012, was incorporated as a Maryland corporation on June 30, 1995. WT Investment Advisors, a registered investment advisor under the Investment Advisors Act, serves as investment advisor to the Wilmington Funds, a family of proprietary mutual funds, and institutional clients. As of December 31, 2012, WT Investment Advisors had assets of $26 million and shareholder’s equity of $22 million. WT Investment

Advisors recorded revenues of $38 million in 2012. The headquarters of WT Investment Advisors are located at 100 East Pratt Street, Baltimore, Maryland 21202.

Wilmington Funds Management Corporation (“Wilmington Funds Management”), formerly known as Rodney Square Management Corporation, is a wholly owned subsidiary of M&T that was incorporated in September 1981 as a Delaware corporation. Wilmington Funds Management is registered as an investment advisor under the Investment Advisors Act and serves as the investment advisor to the Wilmington Funds. Wilmington Funds Management had assets of $7 million and shareholder’s equity of $6 million as of December 31, 2012. Wilmington Funds Management recorded revenues of $19 million in 2012. The headquarters of Wilmington Funds Management are located at 1100 North Market Street, Wilmington, Delaware 19890.

Wilmington Trust Investment Management, LLC (“WTIM”) is a wholly owned subsidiary of M&T and was incorporated in December 2001 as a Georgia limited liability company. WTIM is a registered investment advisor under the Investment Advisors Act and provides investment management services to clients, including certain private funds. As of December 31, 2012, WTIM has assets of $22 million and shareholder’s equity of $21 million. WTIM recorded revenues of $7 million in 2012. WTIM’s headquarters is located at Terminus 27th Floor, 3280 Peachtree Road N.E., Atlanta, Georgia 30305.

On February 21, 2012, the shareholders of the Wilmington Funds approved the reorganization of twelve Wilmington Funds into the surviving MTB Group of Funds, a family of proprietary mutual funds, which were renamed as the Wilmington Funds. Following the reorganization, Rodney Square Management Corporation was renamed Wilmington Funds Management and continued as the investment advisor to the Wilmington Funds, and WT Investment Advisors became the primary sub-advisor to the Wilmington Funds.

The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries did not represent, individually and collectively, a significant portion of the Company’s consolidated assets, net income and shareholders’ equity at December 31, 2012.

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

The only activities that, as a class, contributed 10% or more of the sum of consolidated interest income and other income in any of the last three years were interest on loans and fees for providing deposit account services. The amount of income from such sources during those years is set forth on the Company’s Consolidated Statement of Income filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

Supervision and Regulation of the Company

M&T and its subsidiaries are subject to the comprehensive regulatory framework applicable to bank and financial holding companies and their subsidiaries. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the FDIC’s DIF and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. Described below are material elements of selected laws and regulations applicable to M&T and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of M&T and its subsidiaries.

Overview

M&T is registered with the Board of Governors of the Federal Reserve Board System (the “Federal Reserve Board”) as a BHC under the BHCA. As such, M&T and its subsidiaries are subject to the supervision, examination and reporting requirements of the BHCA and the regulations of the Federal Reserve Board.

In general, the BHCA limits the business of a BHC to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board, by regulation or order, in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” M&T became a financial holding company on March 1, 2011. If a financial holding company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. Under such agreement, the noncompliant financial holding company generally may not commence any additional activity or acquire shares of any company pursuant to the financial holding company provisions of the BHCA, without prior approval of the Federal Reserve Board. If the company does not return to compliance within 180 days, the Federal Reserve Board may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a BHC electing to be treated as a financial holding company. In order for a financial holding company to commence any new activity or to acquire a company engaged in any activity pursuant to the financial holding company provisions of the BHCA, each insured depository institution subsidiary of the financial holding company also must have at least a “satisfactory” rating under the Community Reinvestment Act of 1977 (the “CRA”). See the section captioned “Community Reinvestment Act” included elsewhere in this item.

Current federal law also establishes a system of functional regulation under which, in addition to the broad supervisory authority that the Federal Reserve Board has over both the banking and non-banking activities of bank holding companies, the federal banking agencies will regulate the banking activities of bank holding companies, banks and savings associations and subsidiaries of the foregoing, the U.S. Securities and Exchange Commission (“SEC”) will regulate their securities activities, and state insurance regulators will regulate their insurance activities. In addition, the Federal Reserve Board has broad regulatory rules developed by the federal financial institutions regulators that require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent the disclosure of certain personal information to nonaffiliated third parties.

Recent Developments

The events of the past few years have led to numerous new laws in the United States and internationally for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States and provides for enhanced supervision and prudential standards for, among other things, bank holding companies, like M&T, that have total consolidated assets of $50 billion or more. The implications of the Dodd-Frank Act for the Company’s businesses will depend to a large extent on the manner in which rules adopted pursuant to the Dodd-Frank Act are implemented by the primary U.S. financial regulatory agencies as well as potential changes in market practices and structures in response to the requirements of the Dodd-Frank Act and financial reforms in other jurisdictions. Among other things:

—	Dodd-Frank repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
—

Dodd-Frank centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it responsibility for regulating consumer financial products and services sold by banks and non-bank companies and supervising banks and other insured depository institutions with assets of more than $10 billion and their affiliates for compliance with federal consumer protection laws.
—

Dodd-Frank provided that debit card interchange fees must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. This provision is known as the “Durbin Amendment.” The Federal Reserve Board adopted regulations, which became effective on October 1, 2011, setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud-prevention standards. For more information regarding the impact of the Durbin Amendment on M&T’s results of operations, see Part II, Item 7.

—

Dodd-Frank created a new systemic risk oversight body, the Financial Stability Oversight Council (“FSOC”), to oversee and coordinate the efforts of the primary U.S. financial regulatory agencies in establishing regulations to address financial stability concerns.

—

Dodd-Frank directs the FSOC to make recommendations to the Federal Reserve Board as to enhanced supervision and prudential standards applicable to large, interconnected financial institutions, including bank holding companies like M&T with total consolidated assets of $50 billion or more (often referred to as “systemically important financial institutions”), and authorizes the Federal Reserve Board to establish such standards either on its own or upon the recommendations of the FSOC. Dodd-Frank mandates that the requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial companies. In December 2011, the Federal Reserve Board issued for public comment a notice of proposed rulemaking (the “Proposed SIFI Rules”) establishing enhanced prudential standards responsive to these provisions for:

—	risk-based capital requirements and leveraged limits;
—	stress testing of capital;
—	liquidity requirements;
—	overall risk management requirements;
—	resolution plan and credit exposure reporting; and
—	concentration/credit exposure limits.

The Proposed SIFI Rules address a wide, diverse array of regulatory areas, each of which is highly complex. In some cases they would implement financial regulatory requirements being proposed for the first time, and in others over-lap with other regulatory reforms (including the Basel III capital and liquidity reforms discussed later in this section). The requirements generally will become effective on the first day of the fifth calendar quarter after the effective date of the final rule, although certain requirements have different transition periods. M&T is analyzing the impact of the Proposed SIFI Rules on its businesses. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized and their combined impacts can be understood. In October 2012, the Federal Reserve Board implemented, with revisions, a portion of the Proposed SIFI Rules by issuing a final rule with respect to annual company-run stress test requirements for bank holding companies, like M&T, with total consolidated assets of $50 billion or more.

—

Dodd-Frank requires various U.S. financial regulatory agencies to implement comprehensive rules governing the supervision, structure, trading and regulation of swap and over-the-counter derivative markets and participants. Dodd-Frank requires a large number of rulemaking in this area, many of which are not yet final. Once these rules are finalized, they could affect the way M&T or its subsidiaries operate, and resulting changes to the markets and participants could impact business models and profitability of M&T or its subsidiaries.

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule.” In October 2011, federal regulators proposed rules to implement the Volcker Rule. The proposed rules are highly complex, and many aspects of their application remain uncertain. Although the Volcker Rule became effective on July 21, 2012, final rules for its implementation have not yet been adopted. In April 2012, the Federal Reserve Board confirmed that banking institutions will have two years from the effective date to conform their activities to the requirements of the Volcker Rule. Based on the proposed rules, M&T does not currently anticipate that the Volcker Rule will have a material effect on the operations of M&T and its subsidiaries. Until a final rule is adopted, the precise financial impact of the rule on M&T, its customers or the financial industry more generally, cannot be determined.

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

Dividends

M&T is a legal entity separate and distinct from its banking and other subsidiaries. Historically, the majority of M&T’s revenue has been from dividends paid to M&T by its subsidiary banks. M&T Bank and Wilmington Trust, N.A. are subject, under one or more of the banking laws, to restrictions on the amount of dividends they may declare and pay. Future dividend payments to M&T by its subsidiary banks will be dependent on a number of factors, including the earnings and financial condition of each such bank, and are subject to the limitations referred to in note 23 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data,” and to other statutory powers of bank regulatory agencies.

An insured depository institution is prohibited from making any capital distribution to its owner, including any dividend, if, after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure, including the risk-based capital adequacy and leverage standards discussed herein.

Dividend payments by M&T to its shareholders and stock repurchases by M&T are subject to the oversight of the Federal Reserve Board. As described below in this section under “Federal Reserve Board’s Capital Plan Review,” dividends and stock repurchases generally may only be paid or made under a capital plan as to which the Federal Reserve Board has not objected.

Supervision and Regulation of M&T Bank’s Subsidiaries

M&T Bank has a number of subsidiaries. These subsidiaries are subject to the laws and regulations of both the federal government and the various states in which they conduct business. For example, M&T Securities is regulated by the SEC, the Financial Industry Regulatory Authority and state securities regulators.

Federal Reserve Board’s Capital Plan Review

In November 2011, the Federal Reserve Board published a final rule requiring bank holding companies (including M&T) with $50 billion or more of total consolidated assets to submit annual capital plans to the appropriate Federal Reserve Bank. Such bank holding companies will also be required to collect and report certain related data on a quarterly basis to allow the Federal Reserve Board to monitor the companies’ progress against their annual capital plans. The comprehensive capital plans, which are prepared using Basel I capital guidelines, include a view of capital adequacy under four scenarios – a BHC-defined baseline scenario, a baseline scenario provided by the Federal Reserve Board, at least one BHC-defined stress scenario, and a stress scenario provided by the Federal Reserve Board. Covered bank holding companies, including M&T, may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the Federal Reserve Board and as to which the Federal Reserve Board has not objected. The rules provide that the Federal Reserve Board may object to a capital plan if the plan does not show that the covered BHC will meet all minimum regulatory capital ratios and maintain a ratio of Tier 1 common equity to risk-weighted assets of at least 5% on a pro forma basis under expected and stressful conditions throughout the nine-quarter planning horizon covered by the capital plan. Even if such quantitative thresholds are met, the Federal Reserve Board could object to a capital plan for qualitative reasons, including inadequate assumptions in the plan, other unresolved supervisory issues or an insufficiently robust capital adequacy process, or if the capital plan would otherwise constitute an unsafe or unsound practice or violate law. The rules also require, among other things, that a covered BHC may not make a capital distribution unless after giving effect to the distribution it will meet all minimum regulatory capital ratios and have a ratio of Tier 1 common equity to risk-weighted assets of at least 5%. As part of this process, M&T also provides the Federal Reserve Board with projections covering the time period it will take M&T to fully comply with Basel III capital guidelines, including the 7% Tier 1 common equity, 8.5% Tier 1 capital and 3% leverage ratios as well as granular components of those elements. M&T’s most recent annual capital plan was filed with the Federal Reserve Board on January 7, 2013.

The purpose of the Federal Reserve Board’s capital plan review is to ensure that these bank holding companies have robust, forward-looking capital planning processes that account for each BHC’s unique risks and that permit continued operations during times of economic and financial stress. The capital plan review rule, consistent with prior Federal Reserve Board guidance, provides that capital plans contemplating dividend payout ratios exceeding 30% of projected after-tax net income will receive particularly close scrutiny.

Capital Requirements

M&T and its subsidiary banks are required to comply with the applicable capital adequacy standards established by the Federal Reserve Board. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve Board: a risk-based measure and a leverage measure.

Risk-based Capital Standards. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among bank and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be “Tier 1 Capital,” which currently consists of qualifying common equity, qualifying perpetual preferred stock (including related surplus), minority interests relating to qualifying common or non-cumulative perpetual preferred stock issued by a consolidated U.S. depository institution or foreign bank subsidiary, and certain “restricted core capital elements,” as discussed below, less goodwill and certain other intangible assets. Currently, “Tier 2 Capital” may consist of, among other things, qualifying subordinated debt, mandatorily convertible debt securities, preferred stock and trust preferred securities not included in the definition of Tier 1 Capital, and a limited amount of the allowance for loan losses. Non-cumulative perpetual preferred stock, trust preferred securities and other so-called “restricted core capital elements” are currently limited to 25% of Tier 1 Capital. Pursuant to the Dodd-Frank Act, trust preferred securities will be phased-out of the definition of Tier 1 Capital of bank holding companies having consolidated assets exceeding $500 million, such as M&T, over a three-year period that began in January 2013.

The minimum guideline to be considered well-capitalized for Tier 1 Capital and Total Capital is 6.0% and 10.0%, respectively. At December 31, 2012, the Registrant’s consolidated Tier 1 Capital ratio was 10.22% and its Total Capital ratio was 13.39%. The elements currently comprising Tier 1 Capital and Tier 2 Capital and the minimum Tier 1 Capital and Total Capital ratios may in the future be subject to change, as discussed in greater detail below.

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

In July 2008, the U.S. bank regulatory agencies issued a proposed rule that would provide banking organizations that do not use the advanced approaches with the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. Although this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. A definitive final rule has not been issued as of February 2013.

Leverage Requirements. Although neither Basel I nor Basel II includes a leverage requirement as an international standard, the Federal Reserve Board has established minimum leverage ratio guidelines to be considered well-capitalized for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4%. M&T’s Leverage Ratio at December 31, 2012 was 10.07%.

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

Basel III Standards. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. bank regulatory agencies as proposed in a joint notice of proposed rulemaking in June 2012 and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III final capital framework, among other things:

—

introduces as a new capital measure “Common Equity Tier 1,” or “CET1,” specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, defines CET1 narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the deductions or adjustments as compared to existing regulations;

—	when fully phased in (which is contemplated to occur by January 1, 2019), requires bank holding companies to maintain:
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

—

as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

—

provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

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

The implementation of the Basel III final framework was originally contemplated to commence on January 1, 2013, but in November 2012, the U.S. bank regulatory agencies announced that implementation would not take effect on that date. As of February 2013, no new effective date had been announced. Upon effectiveness of the Basel III capital rules, banking institutions will be required to meet the following minimum capital ratios before the application of any buffer:

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

Implementation of the deductions and other adjustments to CET1 are contemplated to begin on January 1, 2014 (which may be subject to delay given the delayed initial implementation of the Basel III framework) and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 (subject to potential delay) at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019, subject to potential delay).

In June 2012, the U.S. banking regulators requested comment on three sets of proposed rules that would implement Basel III in the U.S. These proposed rules, among other things, would revise the capital levels at which a banking institution would be subject to the prompt corrective action framework (including the establishment of a new Tier 1 common capital requirement), eliminate or reduce the ability of certain types of capital instruments to count as regulatory capital, eliminate the Tier 1 treatment of trust preferred securities (as required by the Dodd- Frank Act) following a phase-in period beginning in 2013, and require new deductions from capital for investments in unconsolidated financial institutions, mortgage servicing assets and deferred tax assets that exceed specified thresholds. The proposed rules also would establish a new capital conservation buffer and, for large or internationally active banks not currently including M&T, a supplemental leverage capital requirement that would take into account certain off-balance sheet exposures and a countercyclical capital buffer that would initially be set at zero. The proposed rules would also revise the Federal Reserve Board’s rules for calculating risk-weighted assets to enhance risk sensitivity.

The Dodd-Frank Act appears to require the Federal Reserve Board to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In 2011, the Federal Reserve Board, FDIC and OCC jointly approved a final rule which requires a banking organization operating under the agencies’ advanced approaches risk-based capital rules to adhere to the higher of the minimum requirements under the general risk-based capital rules and the minimum requirements under the advanced approaches risk-based capital rules.

Liquidity Ratios under Basel III. Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard on January 1, 2015. However, in January 2013, the governing body of the Basel Committee endorsed revisions to the LCR which include introducing the LCR as planned on January 1, 2015, but the minimum requirement will begin at 60%, raising in equal annual steps of ten percentage points each contemplated to reach 100% on January 1, 2019. Similarly, the Basel III liquidity framework contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation. The U.S. bank regulatory agencies have not yet proposed rules to implement Basel III’s liquidity requirements.

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

Capital Requirements of Subsidiary Depository Institutions. M&T Bank and Wilmington Trust, N.A. are subject to substantially similar capital requirements as those applicable to M&T. As of December 31, 2012, both M&T Bank and Wilmington Trust, N.A. were in compliance with applicable minimum capital requirements. None of M&T, M&T Bank or Wilmington Trust, N.A. has been advised by any federal banking agency of a failure to meet any specific minimum capital ratio requirement applicable to it as of December 31, 2012. Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See “Regulatory Remedies under the FDIA.”

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

Regulatory Remedies under the FDIA

The FDIA establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions, referred to as the prompt corrective action. The federal banking regulators have established five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal bank regulatory agencies have specified by regulation the relevant capital levels for each category:

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

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. Under the FDIA, in order for the capital restoration plan to be accepted by the appropriate federal banking agency, a BHC must guarantee that a subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations. The BHC must also provide appropriate assurances of performance. The obligation of a controlling BHC under the FDIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions failing to submit or implement an acceptable capital restoration plan are subject to appointment of a receiver or conservator.

Support of Subsidiary Banks

Under longstanding Federal Reserve Board policy which has been codified by the Dodd-Frank Act, M&T is expected to act as a source of financial strength to, and to commit resources to support, its subsidiary banks. This support may be required at times when M&T may not be inclined to provide it. In addition, any capital loans by a BHC to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Cross-Guarantee Provisions

Each insured depository institution “controlled” (as defined in the BHCA) by the same BHC can be held liable to the FDIC for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of any other insured depository institution controlled by that holding company and for any assistance provided by the FDIC to any of those banks that is in danger of default. The FDIC’s claim under the cross-guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company and to most claims arising out of obligations or liabilities owed to affiliates of the institution, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the DIF.

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

Since April 1, 2011, the FDIC, as required by the Dodd-Frank Act, has mandated that the deposit insurance assessment be based on a depository institution’s average consolidated total assets minus its average tangible equity. Additionally, the FDIC’s deposit insurance assessment system has a two scorecard system for large institutions, one for most large institutions that have more than $10 billion in assets, such as M&T Bank, and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that is combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC utilizes the bank’s capital level and supervisory ratings (its “CAMELS” ratings) and certain new forward-looking financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC’s current assessment rule does not use risk categories and long-term debt issuer ratings for calculating risk-based assessments for institutions having more than $10 billion in assets. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. The total score is then translated to an initial base assessment rate on a non-linear, sharply-increasing scale.

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

Additionally, there is an adjustment for depository institution debt whereby an institution will pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program).

In October 2010, the FDIC adopted a new restoration plan to ensure the designated reserve ratio reaches 1.35% by September 2020. The FDIC will, at least semi-annually, update its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminated on December 31, 2012.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

FICO Assessments. In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. M&T Bank recognized $5 million of expense related to its FICO assessments and Wilmington Trust, N.A. recognized $70 thousand of such expense in 2012.

Acquisitions

The BHCA requires every BHC to obtain the prior approval of the Federal Reserve Board before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition, the BHC will directly or indirectly own or control 5% or more of the voting shares of the institution; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or (3) it may merge or consolidate with any other BHC. Since July 2011, financial holding companies and bank holding companies with consolidated assets exceeding $50 billion, such as M&T, have been required to (i) obtain prior approval from the Federal Reserve Board before acquiring certain nonbank financial companies with assets exceeding $10 billion and (ii) provide prior written notice to the Federal Reserve Board before acquiring direct or indirect ownership or control of any voting shares of any company having consolidated assets of $10 billion or more. Since July 2011, bank holding companies seeking approval to complete an acquisition have been required to be well-capitalized and well-managed.

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

U.S. Treasury Capital Purchase Program

Pursuant to the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program (“TARP”), on December 23, 2008, M&T issued and sold to the U.S. Treasury in a private offering (i) $600 million of Series A Preferred Stock and (ii) a warrant to purchase 1,218,522 shares of M&T Common Stock at an exercise price of $73.86 per share, subject to certain anti-dilution and other adjustments (the “M&T

Warrant”). M&T elected to participate in the capital purchase program at an amount equal to approximately 1% of its risk-weighted assets at the time. On May 18, 2011, M&T redeemed and retired $370 million of the Series A Preferred Stock, on August 21, 2012, the U.S. Treasury completed its public offering of the remaining outstanding shares of Series A Preferred Stock and on December 17, 2012, the U.S. Treasury completed its public offering of the M&T Warrant. In connection with its acquisition of Provident on May 23, 2009, M&T issued $151.5 million of Series C Preferred Stock in exchange for the securities issued by Provident to the U.S. Treasury on November 14, 2008, and assumed a warrant issued by Provident to the U.S. Treasury, which, on a converted basis, provides for the purchase of 407,542 shares of M&T Common Stock at $55.76 per share. On August 21, 2012, the U.S. Treasury completed its public offering of the outstanding shares of Series C Preferred Stock. Following the completion of these public offerings, the U.S. Treasury does not hold any preferred shares of M&T.

Executive and Incentive Compensation

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

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as M&T and M&T Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011 and in December 2012, the Federal Reserve Board announced that it, along with other federal regulatory agencies, was continuing to work on developing final rules regarding incentive-based payment arrangements. If the final regulations are adopted in the form initially proposed, they will impose limitations on the manner in which M&T may structure compensation for its executives.

The scope and content of the U.S. banking regulators’ policies on incentive compensation are continuing to develop and are likely to continue evolving in the future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of M&T and its subsidiaries to hire, retain and motivate their key employees.

Resolution Planning

As required by the Dodd-Frank Act, the Federal Reserve Board and FDIC have jointly issued a final rule that requires certain organizations, including bank holding companies with consolidated assets of $50 billion or more, to report periodically to regulators a resolution plan for their rapid and orderly resolution in the event of material financial distress or failure. M&T’s resolution plan must, among other things, ensure that its depository institution subsidiaries are adequately protected from risks arising from its other subsidiaries. The final rule sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the range of specific actions the company proposes to take in resolution, and a description of the company’s organizational structure, material entities, interconnections and interdependencies, and management information systems, among other elements. The initial plan of M&T is due on December 31, 2013.

In addition, the FDIC has issued a final rule that requires insured depository institutions with $50 billion or more in total assets, such as M&T Bank, to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. The rule requires these insured institutions to submit a resolution plan that will enable the FDIC, as receiver, to resolve the bank in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure, maximizes the net-present-value return from the sale or disposition of its assets, and minimizes the amount of any loss to be realized by the institution’s creditors. The final rule also sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the strategies for achieving the least costly resolution, and analyses of the financial company’s organization, material entities, interconnections and interdependencies, and management information systems, among other elements. The initial plan of M&T Bank is due on December 31, 2013.

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

Depositor Preference

Under federal law, depositors and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the “liquidation or other resolution” of such an institution by any receiver. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent BHC, with respect to any extensions of credit they have made to such insured depository institution.

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

Consumer Protection Laws

In connection with their respective lending and leasing activities, M&T Bank, Wilmington Trust, N.A. and certain of their subsidiaries, are each subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts.

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

Community Reinvestment Act

M&T Bank and Wilmington Trust, N.A. are subject to the provisions of the CRA. Under the terms of the CRA, each appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in assessing and meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. During these examinations, the regulatory agency rates such bank’s compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The regulatory agency’s assessment of the institution’s record is part of the regulatory agency’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, or to open or relocate a branch office. Currently, M&T Bank has a CRA rating of “Outstanding” and Wilmington Trust, N.A. has a CRA rating of “Satisfactory.” In the case of a BHC applying for approval to acquire a bank or BHC, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant BHC in considering the application, and such records may be the basis for denying the application. The Banking Law contains provisions similar to the CRA which are applicable to New York-chartered banks. Currently, M&T Bank has a CRA rating of “Outstanding” as determined by the New York State Department of Financial Services.

USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) imposes obligations on U.S. financial institutions, including banks and broker/dealer subsidiaries, to implement and maintain appropriate policies, procedures and controls which are reasonably designed to prevent, detect and report instances of money laundering and the financing of terrorism and to verify the identity of their customers. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution. The Registrant and its impacted subsidiaries have approved policies and procedures that are believed to be compliant with the USA Patriot Act.

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

Other Information

Through a link on the Investor Relations section of M&T’s website at www.mtb.com, copies of M&T’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available, free of charge, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. Copies of such reports and other information are also available at no charge to any person who requests them or at www.sec.gov. Such requests may be directed to M&T Bank Corporation, Shareholder Relations Department, One M&T Plaza, 13th Floor, Buffalo, NY 14203-2399 (Telephone: (716) 842-5138).

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

Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES

	2012	2011	2010	2009	2008
	(In thousands)
Interest-bearing deposits at banks	$129,945	$154,960	$101,222	$133,335	$10,284
Federal funds sold	3,000	2,850	25,000	20,119	21,347
Resell agreements	—	—	—	—	90,000
Trading account	488,966	561,834	523,834	386,984	617,821
Investment securities
U.S. Treasury and federal agencies	4,007,725	5,200,489	4,177,783	4,006,968	3,909,493
Obligations of states and political subdivisions	203,004	228,949	251,544	266,748	135,585
Other	1,863,632	2,243,716	2,721,213	3,506,893	3,874,129

Total investment securities	6,074,361	7,673,154	7,150,540	7,780,609	7,919,207
Loans and leases
Commercial, financial, leasing, etc.	17,973,140	15,952,105	13,645,600	13,790,737	14,563,091
Real estate — construction	3,772,413	4,203,324	4,332,618	4,726,570	4,568,368
Real estate — mortgage	33,494,359	28,202,217	22,854,160	21,747,533	19,224,003
Consumer	11,550,274	12,020,229	11,483,564	12,041,617	11,004,275

Total loans and leases	66,790,186	60,377,875	52,315,942	52,306,457	49,359,737
Unearned discount	(219,229)	(281,870)	(325,560)	(369,771)	(359,274)

Loans and leases, net of unearned discount	66,570,957	60,096,005	51,990,382	51,936,686	49,000,463
Allowance for credit losses	(925,860)	(908,290)	(902,941)	(878,022)	(787,904)

Loans and leases, net	65,645,097	59,187,715	51,087,441	51,058,664	48,212,559
Goodwill	3,524,625	3,524,625	3,524,625	3,524,625	3,192,128
Core deposit and other intangible assets	115,763	176,394	125,917	182,418	183,496
Real estate and other assets owned	104,279	156,592	220,049	94,604	99,617
Total assets	83,008,803	77,924,287	68,021,263	68,880,399	65,815,757

Noninterest-bearing deposits	24,240,802	20,017,883	14,557,568	13,794,636	8,856,114
NOW accounts	1,979,619	1,912,226	1,393,349	1,396,471	1,141,308
Savings deposits	33,783,947	31,001,083	26,431,281	23,676,798	19,488,918
Time deposits	4,562,366	6,107,530	5,817,170	7,531,495	9,046,937
Deposits at Cayman Islands office	1,044,519	355,927	1,605,916	1,050,438	4,047,986

Total deposits	65,611,253	59,394,649	49,805,284	47,449,838	42,581,263
Short-term borrowings	1,074,482	782,082	947,432	2,442,582	3,009,735
Long-term borrowings	4,607,758	6,686,226	7,840,151	10,240,016	12,075,149
Total liabilities	72,806,210	68,653,078	59,663,568	61,127,492	59,031,026
Shareholders’ equity	10,202,593	9,271,209	8,357,695	7,752,907	6,784,731

Table 2

SHAREHOLDERS, EMPLOYEES AND OFFICES

Number at Year-End	2012	2011	2010	2009	2008
Shareholders	15,623	15,959	12,773	13,207	11,197
Employees	14,943	15,666	13,365	14,226	13,620
Offices	799	849	778	832	725

Table 3

CONSOLIDATED EARNINGS

	2012	2011	2010	2009	2008
	(In thousands)
Interest income
Loans and leases, including fees	$2,704,156	$2,522,567	$2,394,082	$2,326,748	$2,825,587
Deposits at banks	1,221	2,934	88	34	109
Federal funds sold	21	57	42	63	254
Resell agreements	—	132	404	66	1,817
Trading account	1,126	1,198	615	534	1,469
Investment securities
Fully taxable	227,116	256,057	324,695	389,268	438,409
Exempt from federal taxes	8,045	9,142	9,869	8,484	9,946

Total interest income	2,941,685	2,792,087	2,729,795	2,725,197	3,277,591

Interest expense
NOW accounts	1,343	1,145	850	1,122	2,894
Savings deposits	68,011	84,314	85,226	112,550	248,083
Time deposits	46,102	71,014	100,241	206,220	330,389
Deposits at Cayman Islands office	1,130	962	1,368	2,391	84,483
Short-term borrowings	1,286	1,030	3,006	7,129	142,627
Long-term borrowings	225,297	243,866	271,578	340,037	529,319

Total interest expense	343,169	402,331	462,269	669,449	1,337,795

Net interest income	2,598,516	2,389,756	2,267,526	2,055,748	1,939,796
Provision for credit losses	204,000	270,000	368,000	604,000	412,000

Net interest income after provision for credit losses	2,394,516	2,119,756	1,899,526	1,451,748	1,527,796

Other income
Mortgage banking revenues	349,064	166,021	184,625	207,561	156,012
Service charges on deposit accounts	446,698	455,095	478,133	469,195	430,532
Trust income	471,852	332,385	122,613	128,568	156,149
Brokerage services income	59,059	56,470	49,669	57,611	64,186
Trading account and foreign exchange gains	35,634	27,224	27,286	23,125	17,630
Gain on bank investment securities	9	150,187	2,770	1,165	34,471
Total other-than-temporary impairment (“OTTI”) losses	(32,067)	(72,915)	(115,947)	(264,363)	(182,222)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	(15,755)	(4,120)	29,666	126,066	—

Net OTTI losses recognized in earnings	(47,822)	(77,035)	(86,281)	(138,297)	(182,222)
Equity in earnings of Bayview Lending Group LLC	(21,511)	(24,231)	(25,768)	(25,898)	(37,453)
Other revenues from operations	374,287	496,796	355,053	325,076	299,674

Total other income	1,667,270	1,582,912	1,108,100	1,048,106	938,979

Other expense
Salaries and employee benefits	1,314,540	1,203,993	999,709	1,001,873	957,086
Equipment and net occupancy	257,551	249,514	216,064	211,391	188,845
Printing, postage and supplies	41,929	40,917	33,847	38,216	35,860
Amortization of core deposit and other intangible assets	60,631	61,617	58,103	64,255	66,646
FDIC assessments	101,110	100,230	79,324	96,519	6,689
Other costs of operations	733,499	821,797	527,790	568,309	471,870

Total other expense	2,509,260	2,478,068	1,914,837	1,980,563	1,726,996

Income before income taxes	1,552,526	1,224,600	1,092,789	519,291	739,779
Income taxes	523,028	365,121	356,628	139,400	183,892

Net income	$1,029,498	$859,479	$736,161	$379,891	$555,887

Dividends declared
Common	$357,862	$350,196	$335,502	$326,617	$308,501
Preferred	53,450	48,203	40,225	31,946	—

Table 4

COMMON SHAREHOLDER DATA

	2012	2011	2010	2009	2008
Per share
Net income
Basic	$7.57	$6.37	$5.72	$2.90	$5.04
Diluted	7.54	6.35	5.69	2.89	5.01
Cash dividends declared	2.80	2.80	2.80	2.80	2.80
Common shareholders’ equity at year-end	72.73	66.82	63.54	59.31	56.29
Tangible common shareholders’ equity at year-end	44.61	37.79	33.26	28.27	25.94
Dividend payout ratio	36.98%	44.15%	48.98%	97.36%	55.62%

Table 5

CHANGES IN INTEREST INCOME AND EXPENSE(a)

	2012 Compared with 2011			2011 Compared with 2010
	Total Change	Resulting from Changes in:		Total Change	Resulting from Changes in:
		Volume	Rate		Volume	Rate
	(Increase (decrease) in thousands)
Interest income
Loans and leases, including fees	$182,621	286,590	(103,969)	$130,831	221,381	(90,550)
Deposits at banks	(1,713)	(1,499)	(214)	2,846	2,444	402
Federal funds sold and agreements to resell securities	(168)	(346)	178	(257)	(76)	(181)
Trading account	(17)	30	(47)	622	4	618
Investment securities
U.S. Treasury and federal agencies	(4,839)	13,157	(17,996)	(36,338)	(12,927)	(23,411)
Obligations of states and political subdivisions	(2,066)	(1,312)	(754)	(1,403)	(1,244)	(159)
Other	(23,705)	(16,104)	(7,601)	(32,156)	(23,759)	(8,397)

Total interest income	$150,113			$64,145

Interest expense
Interest-bearing deposits
NOW accounts	$198	134	64	$295	230	65
Savings deposits	(16,303)	8,292	(24,595)	(912)	13,025	(13,937)
Time deposits	(24,912)	(11,097)	(13,815)	(29,227)	(1,558)	(27,669)
Deposits at Cayman Islands office	168	(256)	424	(406)	(228)	(178)
Short-term borrowings	256	15	241	(1,976)	(1,361)	(615)
Long-term borrowings	(18,569)	(54,973)	36,404	(27,712)	(72,152)	44,440

Total interest expense	$(59,162)			$(59,938)

(a)	Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 1A.	Risk Factors.

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

Weakness in the economy has adversely affected the Company and may continue to adversely affect the Company.

From late-2007 through mid-2009, the U.S. economy was in recession. Although there has been gradual improvement in the U.S. economy since then, economic growth has been slow and uneven. The housing market remains weak and unemployment levels are high. Local governments and some businesses are in financial difficulty due to lower consumer spending and the lack of liquidity in the credit markets. A slowing of improvement or a return to deteriorating business and economic conditions could have one or more of the following adverse effects on the Company’s business:

—	A decrease in the demand for loans and other products and services offered by the Company.
—	A decrease in net interest income derived from the Company’s lending and deposit gathering activities.
—	A decrease in the value of the Company’s investment securities, loans held for sale or other assets secured by residential or commercial real estate.
—	Other-than-temporary impairment of investment securities in the Company’s investment securities portfolio.
—	A decrease in fees from the Company’s brokerage and trust businesses associated with declines or lack of growth in stock market prices.
—	Potential higher FDIC assessments due to the DIF falling below minimum required levels.
—	An impairment of certain intangible assets, such as goodwill.
—

An increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Company. An increase in the number of delinquencies, bankruptcies or defaults could result in higher levels of nonperforming assets, net charge-offs, provision for credit losses and valuation adjustments on loans held for sale.

The Company’s business and financial performance is impacted significantly by market interest rates and movements in those rates. The monetary, tax and other policies of governmental agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance over which M&T has no control and which M&T may not be able to anticipate adequately.

As a result of the high percentage of the Company’s assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, in the shape of the yield curve or in spreads between different market interest rates, can have a material effect on the Company’s business and profitability and the value of the Company’s assets and liabilities. For example:

—

Changes in interest rates or interest rate spreads can affect the difference between the interest that the Company earns on assets and the interest that the Company pays on liabilities, which impacts the Company’s overall net interest income and profitability.

—

Such changes can affect the ability of borrowers to meet obligations under variable or adjustable rate loans and other debt instruments, and can, in turn, affect the Company’s loss rates on those assets.

—	Such changes may decrease the demand for interest rate based products and services, including loans and deposits.
—

Such changes can also affect the Company’s ability to hedge various forms of market and interest rate risk and may decrease the profitability or protection or increase the risk or cost associated with such hedges.

—

Movements in interest rates also affect mortgage prepayment speeds and could result in the impairment of capitalized mortgage servicing assets, reduce the value of loans held for sale and increase the volatility of mortgage banking revenues, potentially adversely affecting the Company’s results of operations.

The monetary, tax and other policies of the government and its agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance. These governmental policies can thus affect the activities and results of operations of banking companies such as the Company. An important function of the Federal Reserve is to regulate the national supply of bank credit and certain interest rates. The actions of the Federal Reserve influence the rates of interest that the Company charges on loans and that the Company pays on borrowings and interest-bearing deposits and can also affect the value of the Company’s on-balance sheet and off-balance sheet financial instruments. Also, due to the impact on rates for short-term funding, the Federal Reserve’s policies also influence, to a significant extent, the Company’s cost of such funding. In addition, the Company is routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the tax authorities determine that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. M&T cannot predict the nature or timing of future changes in monetary, tax and other policies or the effect that they may have on the Company’s business activities, financial condition and results of operations.

The Company’s business and performance is vulnerable to the impact of volatility in debt and equity markets.

As most of the Company’s assets and liabilities are financial in nature, the Company’s performance tends to be sensitive to the performance of the financial markets. Turmoil and volatility in U.S. and global financial markets, such as that experienced during the recent financial crisis, can be a major contributory factor to overall weak economic conditions, leading to some of the risks discussed herein, including the impaired ability of borrowers and other counterparties to meet obligations to the Company. Financial market volatility also can have some of the following adverse effects on the Company and its business, including adversely affecting the Company’s financial condition and results of operations:

—	It can affect the value or liquidity of the Company’s on-balance sheet and off-balance sheet financial instruments.
—	It can affect the value of capitalized servicing assets.
—

It can affect M&T’s ability to access capital markets to raise funds. Inability to access capital markets if needed, at cost effective rates, could adversely affect the Company’s liquidity and results of operations.

—

It can affect the value of the assets that the Company manages or otherwise administers or services for others. Although the Company is not directly impacted by changes in the value of such assets, decreases in the value of those assets would affect related fee income and could result in decreased demand for the Company’s services.

—	In general, it can impact the nature, profitability or risk profile of the financial transactions in which the Company engages.

Volatility in the markets for real estate and other assets commonly securing financial products has been and may continue to be a significant contributor to overall volatility in financial markets.

The Company’s regional concentrations expose it to adverse economic conditions in its primary retail banking office footprint.

Although many of the Company’s businesses are national in scope, its core banking business is concentrated within the Company’s retail banking office network footprint, located principally in New York, Pennsylvania, Maryland, Delaware, Virginia, West Virginia and the District of Columbia. Therefore, the Company is, or in the future may be, particularly vulnerable to adverse changes in economic conditions in the Northeast and Mid-Atlantic regions.

Risks Relating to the Regulatory Environment

The Company is subject to extensive government regulation and supervision and this regulatory environment is being significantly impacted by the financial regulatory reform initiatives in the United States, including the Dodd-Frank Act and related regulations.

The Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the financial system as a whole, not security holders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The United States government and others have recently undertaken major reforms of the regulatory oversight structure of the financial services industry. M&T expects to face increased regulation of its industry as a result of current and possible future initiatives. M&T also expects more intense scrutiny in the examination process and more aggressive enforcement of regulations on both the federal and state levels. Compliance with these new regulations and supervisory initiatives will likely increase the Company’s costs, reduce its revenue and may limit its ability to pursue certain desirable business opportunities.

Many parts of the Dodd-Frank Act are now in effect, while others depend on rules that are in an implementation stage likely to continue for several years. The law requires that regulators, some of which are new regulatory bodies created by the Dodd-Frank Act, draft, review and approve hundreds of implementing regulations and conduct numerous studies that are likely to lead to more regulations. As such, the ultimate impact of the Dodd-Frank Act on the Company currently cannot be fully predicted. For more information about the Dodd-Frank Act, see “Recent Developments” under Part I, Item I “Business” and “Recent Legislative Developments” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Reforms, both under the Dodd-Frank Act and otherwise, will have a significant effect on the entire financial services industry. Although it is difficult to predict the magnitude and extent of these effects, M&T believes compliance with the Dodd-Frank Act and its implementing regulations and other initiatives will likely negatively impact revenue and increase the cost of doing business, both in terms of transition expenses and on an ongoing basis, and may also limit M&T’s ability to pursue certain desirable business opportunities. Any new regulatory requirements or changes to existing requirements could require changes to the Company’s businesses, result in increased compliance costs and affect the profitability of such businesses. Additionally, reform could affect the behaviors of third parties that the Company deals with in the course of its business, such as rating agencies, insurance companies and investors. Heightened regulatory practices, requirements or expectations resulting from the Dodd-Frank Act and the rules promulgated thereunder could affect the Company in substantial and unpredictable ways, and, in turn, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Capital requirements imposed by the Dodd-Frank Act, together with new capital and liquidity standards developed through the Basel Committee and adopted by the U.S. banking regulators, will result in banks and bank holding companies needing to maintain more and higher quality capital and greater liquidity than has historically been the case.

New and evolving capital standards, both as a result of the Dodd-Frank Act and implementation in the U.S. of new capital standards adopted by the Basel Committee, including the so-called “Basel III” capital accord, will have a significant effect on banks and bank holding companies, including M&T. Basel III, when implemented by the U.S. bank regulatory agencies as proposed in a joint notice of proposed rulemaking in June 2012 and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. For additional information, see “Capital Requirements” under Part I, Item 1 “Business.” Because implementation of the new Basel III capital and liquidity standards in the U.S., as well as any additional heightened capital or liquidity standards that may be established by the Federal Reserve under the Dodd-Frank Act, remain subject to rulemaking in the U.S. and, in many cases, to extended observation and phase-in periods, the full effect of these standards on M&T’s regulatory capital is uncertain at this time.

The need to maintain more and higher quality capital, as well as greater liquidity, going forward than historically has been required, and generally increased regulatory scrutiny with respect to capital levels, could limit the Company’s business activities, including lending, and its ability to expand, either organically or through acquisitions. It could also result in M&T being required to take steps to increase its regulatory capital that may be dilutive to shareholders or limit its ability to pay dividends or otherwise return capital to shareholders, or sell or refrain from acquiring assets, the capital requirements for which are not justified by the assets’ underlying risks. In addition, the new liquidity standards could require the Company to increase its holdings of unencumbered highly liquid short-term investments, thereby reducing the Company’s ability to invest in longer-term assets even if deemed more desirable from a balance sheet management perspective. Moreover, although these new requirements are being phased in over time, U.S. federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases, share repurchases and acquisitions.

Risks Relating to the Company’s Business

Deteriorating credit quality could adversely impact the Company.

As a lender, the Company is exposed to the risk that customers will be unable to repay their loans in accordance with the terms of the agreements, and that any collateral securing the loans may be insufficient to assure full repayment. Credit losses are inherent in the business of making loans.

Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, generally, but also residential and commercial real estate valuations, in particular, given the size of the Company’s real estate loan portfolios. Factors that can influence the Company’s credit loss experience include: (i) the impact of residential real estate values on loans to residential real estate builders and developers and other loans secured by residential real estate; (ii) the concentrations of commercial real estate loans in the Company’s loan portfolio; (iii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than many other regions of the country; (iv) the repayment performance associated with first and second lien loans secured by residential real estate; and (v) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than loans to other types of borrowers. In recent years, the Company has experienced historically high levels of nonaccrual loans and net charge-offs of residential real estate-related loans, including first and junior lien mortgage loans and loans to builders and developers of residential real estate. The Company has also experienced higher than historical levels of nonaccrual commercial real estate loans since 2009. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, governmental policy regarding housing and housing finance and general economic conditions affecting consumers.

The Company maintains an allowance for credit losses which represents, in management’s judgment, the amount of losses inherent in the loan and lease portfolio. The allowance is determined by management’s evaluation of the loan and lease portfolio based on such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. The effects of probable decreases in expected principal cash flows on acquired loans are also considered in the establishment of the allowance for credit losses.

M&T believes that the allowance for credit losses appropriately reflects credit losses inherent in the loan and lease portfolio. However, there is no assurance that the allowance will be sufficient to cover such credit losses, particularly if housing and employment conditions worsen or the economy experiences a downturn. In those cases, the Company may be required to increase the allowance through an increase in the provision for credit losses, which would reduce net income.

The Company must maintain adequate sources of funding and liquidity.

The Company must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities, as well as meet regulatory expectations. The Company primarily relies on deposits to be a low cost and stable source of funding for the loans it makes and the operations of its business. Core customer deposits, which include noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less, have historically provided the Company with a sizeable source of relatively stable and low-cost funds. In addition to customer deposits, sources of liquidity include borrowings from third party banks, securities dealers, various Federal Home Loan Banks and the Federal Reserve Bank of New York.

The Company’s liquidity and ability to fund and run the business could be materially adversely affected by a variety of conditions and factors, including financial and credit market disruptions and volatility or a lack of market or customer confidence in financial markets in general, which may result in a loss of customer deposits or outflows of cash or collateral and/or ability to access capital markets on favorable terms.

Other conditions and factors that could materially adversely affect the Company’s liquidity and funding include a lack of market or customer confidence in, or negative news about, the Company or the financial services industry generally which also may result in a loss of deposits and/or negatively affect the ability to access the capital markets; the loss of customer deposits to alternative investments; inability to sell or securitize loans or other assets; and downgrades in one or more of the Company’s credit ratings. A downgrade in the Company’s credit ratings, which could result from general industry-wide or regulatory factors not solely related to the Company, could adversely affect the Company’s ability to borrow funds and raise the cost of borrowings substantially and could cause creditors and business counterparties to raise collateral requirements or take other actions that could adversely affect M&T’s ability to raise capital. Many of the above conditions and factors may be caused by events over which M&T has little or no control. There can be no assurance that significant disruption and volatility in the financial markets will not occur in the future.

If the Company is unable to continue to fund assets through customer bank deposits or access funding sources on favorable terms or if the Company suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, the Company’s liquidity, operating margins, financial condition and results of operations may be materially adversely affected.

The financial services industry is highly competitive and creates competitive pressures that could adversely affect the Company’s revenue and profitability.

The financial services industry in which the Company operates is highly competitive. The Company competes not only with commercial and other banks and thrifts, but also with insurance companies, mutual funds, hedge funds, securities brokerage firms and other companies offering financial services in the U.S., globally and over the Internet. The Company competes on the basis of several factors, including capital, access to capital, revenue generation, products, services, transaction execution, innovation, reputation and price. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by or merged into other firms. These developments could result in the Company’s competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. The Company may experience pricing pressures as a result of these factors and as some of its competitors seek to increase market share by reducing prices or paying higher rates of interest on deposits. Finally, technological change is influencing how individuals and firms conduct their financial affairs and changing the delivery channels for financial services, with the result that the Company may have to contend with a broader range of competitors including many that are not located within the geographic footprint of its banking office network.

M&T may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company’s financial condition and results of operations.

M&T relies on dividends from its subsidiaries for its liquidity.

M&T is a separate and distinct legal entity from its subsidiaries. M&T typically receives substantially all of its revenue from subsidiary dividends. These dividends are the principal source of funds to pay dividends on M&T stock and interest and principal on its debt. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that M&T’s banking subsidiaries and certain nonbank subsidiaries may pay. Regulatory scrutiny of capital levels at bank holding companies and insured depository institution subsidiaries has increased since the financial crisis and has resulted in increased regulatory focus on all aspects of capital planning, including dividends and other distributions to shareholders of banks such as parent bank holding companies. See “Item 1. Business — Dividends” for a discussion of regulatory and other restrictions on dividend declarations. Also, M&T’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors. Limitations on M&T’s ability to receive dividends from its subsidiaries could have a material adverse effect on its liquidity and ability to pay dividends on its stock or interest and principal on its debt.

The Company is subject to operational risk.

Like all businesses, the Company is subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses reputational risk and compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards, as well as the risk of noncompliance with contractual and other obligations. The Company is also exposed to operational risk through outsourcing arrangements, and the effect that changes in circumstances or capabilities of its outsourcing vendors can have on the Company’s ability to continue to perform operational functions necessary to its business. In addition, along with other participants in the financial services industry, the Company continually and frequently attempts to introduce new technology-driven products and services that are aimed at allowing the Company to better serve customers and to reduce costs. The Company may not be able to effectively implement new technology-driven products and services that allows it to remain competitive or be successful in marketing these products and services to its customers. Although the Company seeks to mitigate operational risk through a system of internal controls which are reviewed and updated, no system of controls, however well designed and maintained, is infallible. Control weaknesses or failures or other operational risks could result in charges, increased operational costs, harm to the Company’s reputation or foregone business opportunities.

Changes in accounting standards could impact the Company’s financial condition and results of operations.

The accounting standard setters, including the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, which would result in the restating of the Company’s prior period financial statements.

M&T’s accounting policies and processes are critical to the reporting of the Company’s financial condition and results of operations. They require management to make estimates about matters that are uncertain.

Accounting policies and processes are fundamental to the Company’s reported financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported amounts of assets or liabilities and financial results. Several of M&T’s accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Pursuant to generally accepted accounting principles (“GAAP”), management is required to make certain assumptions and estimates in preparing the Company’s financial statements. If assumptions or estimates underlying the Company’s financial statements are incorrect, the Company may experience material losses.

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or recognizing or reducing a liability. M&T has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding judgments and the estimates pertaining to these matters, M&T could be required to adjust accounting policies or restate prior period financial statements if those judgments and estimates prove to be incorrect. For additional information, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates” and Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in Part II, Item 8.

Difficulties in combining the operations of acquired entities with the Company’s own operations may prevent M&T from achieving the expected benefits from its acquisitions.

M&T has regularly considered opportunities to expand and improve its business through acquisition of other financial institutions. Inherent uncertainties exist when integrating the operations of an acquired entity. M&T may not be able to fully achieve its strategic objectives and planned operating efficiencies in an acquisition. In addition, the markets and industries in which the Company and its potential acquisition targets operate are highly competitive. The Company may lose customers or fail to retain the customers of acquired entities as a result of an acquisition. Future acquisition and integration activities may require M&T to devote substantial time and resources, and as a result M&T may not be able to pursue other business opportunities.

After completing an acquisition, the Company may not realize the expected benefits of the acquisition due to lower financial results pertaining to the acquired entity. For example, the Company could experience higher credit losses than originally anticipated related to an acquired loan portfolio.

M&T could suffer if it fails to attract and retain skilled personnel.

M&T’s success depends, in large part, on its ability to attract and retain key individuals. Competition for qualified candidates in the activities and markets that the Company serves is significant and the Company may not be able to hire these candidates and retain them. Growth in the Company’s business, including through acquisitions, may increase its need for additional qualified personnel. If the Company is not able to hire or retain these key individuals, it may be unable to execute its business strategies and may suffer adverse consequences to its business, financial condition and results of operations.

In June 2010, the federal banking agencies issued joint guidance on executive compensation designed to help ensure that a banking organization’s incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act requires those agencies, along with the SEC, to adopt rules to require reporting of incentive compensation and to prohibit certain compensation arrangements. If as a result of complying with any such rules M&T is unable to attract and retain qualified employees, or do so at rates necessary to maintain its competitive position, or if the compensation costs required to attract and retain employees become more significant, the Company’s performance, including its competitive position, could be materially adversely affected.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company’s business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although the Company has established disaster recovery plans and procedures, and monitors for significant environmental effects on its properties or its investments, the occurrence of any such event could have a material adverse effect on the Company.

The Company’s information systems may experience interruptions or breaches in security.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in disruptions to its accounting, deposit, loan and other systems, and adversely affect the Company’s customer relationships. While the Company has policies and procedures designed to prevent or limit the effect of these possible events, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated.

There have been increasing efforts on the part of third parties to breach data security at financial institutions or with respect to financial transactions. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, the Company may be unable to proactively address these techniques or to implement adequate preventative measures. The ability of the Company’s customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches.

The occurrence of any failure, interruption or security breach of the Company’s systems, particularly if widespread or resulting in financial losses to customers, could damage the Company’s reputation, result in a loss of customer business, subject it to additional regulatory scrutiny, or expose it to civil litigation and financial liability.

The Company is or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of the Company’s business involve substantial risk of legal liability. M&T and/or its subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from its or its subsidiaries’ business activities (and in some cases from the activities of companies M&T has acquired). In addition, from time to time, M&T is, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry, including by the SEC and law enforcement authorities. M&T is also at risk when it has agreed to indemnify others for losses related to legal proceedings, including litigation and governmental investigations and inquiries, they face, such as in connection with the purchase or sale of a business or assets. The results of such proceedings could lead to significant monetary damages or penalties, adverse judgments, settlements, fines, injunctions, restrictions on the way in which the Company conducts its business, or reputational harm.

Although the Company establishes accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, the Company does not have accruals for all legal proceedings where it faces a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, the Company’s ultimate losses may be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies, which could adversely affect the Company’s financial condition and results of operations.

M&T relies on other companies to provide key components of the Company’s business infrastructure.

Third parties provide key components of the Company’s business infrastructure such as banking services, processing, and Internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect the Company’s ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely affect the Company’s business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. The Company may not be insured against all types of losses as a result of third party failures and insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in the Company’s business infrastructure could interrupt the operations or increase the costs of doing business.

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

In addition, the market price of M&T common stock may fluctuate significantly in response to a number of other factors, including changes in securities analysts’ estimates of financial performance, volatility of stock market prices and volumes, rumors or erroneous information, changes in market valuations of similar companies and changes in accounting policies or procedures as may be required by the FASB or other regulatory agencies.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 300,000 rentable square feet of space, is owned in fee by M&T Bank and was completed in 1967. M&T, M&T Bank and their subsidiaries occupy approximately 98% of the building and the remainder is leased to non-affiliated tenants. At December 31, 2012, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $10.4 million.

M&T Bank owns an additional facility in Buffalo, New York with approximately 395,000 rentable square feet of space. Approximately 89% of this facility, known as M&T Center, is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 2012, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $9.1 million.

M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 225,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $19.4 million at December 31, 2012.

M&T Bank also owns a facility in Syracuse, New York with approximately 160,000 rentable square feet of space. Approximately 46% of this facility is occupied by M&T Bank. At December 31, 2012, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $4.4 million.

M&T Bank also owns facilities in Harrisburg, Pennsylvania and Millsboro, Delaware with approximately 215,000 and 325,000 rentable square feet of space, respectively. M&T Bank occupies approximately 34% and 90% of these respective facilities. At December 31, 2012, the cost of these buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $11.3 million and $6.9 million, respectively.

M&T Bank obtained facilities in connection with the Wilmington Trust acquisition in Wilmington, Delaware, with approximately 340,000 (known as Wilmington Center) and 295,000 (known as Wilmington Plaza) rentable square feet of space, respectively. M&T Bank occupies approximately 89% of Wilmington Center. Wilmington Plaza is 50% occupied by a tenant and unoccupied by M&T Bank. At December 31, 2012, the cost of these buildings, net of accumulated depreciation, was $42.1 million and $13.9 million, respectively.

No other properties owned by M&T Bank have more than 100,000 square feet of space. The cost, net of accumulated depreciation and amortization, of the Company’s premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” Of the 727 domestic banking offices of the Registrant’s subsidiary banks at December 31, 2012, 302 are owned in fee and 425 are leased.

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

Not applicable.

Executive Officers of the Registrant

Information concerning the Registrant’s executive officers is presented below as of February 22, 2013. The year the officer was first appointed to the indicated position with the Registrant or its subsidiaries is shown parenthetically. In the case of each entity noted below, officers’ terms run until the first meeting of the board of directors after such entity’s annual meeting, which in the case of the Registrant takes place immediately following the Annual Meeting of Shareholders, and until their successors are elected and qualified.

Robert G. Wilmers, age 78, is chief executive officer (2007), chairman of the board (2000) and a director (1982) of the Registrant. From April 1998 until July 2000, he served as president and chief executive officer of the Registrant and from July 2000 until June 2005 he served as chairman, president (1988) and chief executive officer (1983) of the Registrant. He is chief executive officer (2007), chairman of the board (2005) and a director (1982) of M&T Bank, and previously served as chairman of the board of M&T Bank from March 1983 until July 2003 and as president of M&T Bank from March 1984 until June 1996.

Michael P. Pinto, age 57, is a vice chairman (2007) and a director (2003) of the Registrant. Previously, he was an executive vice president of the Registrant (1997). He is a vice chairman and a director (2003) of M&T Bank and is the chairman and chief executive officer of M&T Bank’s Mid-Atlantic Division (2005). Prior to April 2005, Mr. Pinto was the chief financial officer of the Registrant (1997) and M&T Bank (1996), and he oversaw the Company’s Finance Division, Technology and Banking Operations Division, Corporate Services Group, Treasury Division and General Counsel’s Office. He is an executive vice president (1996) and a director (1998) of Wilmington Trust, N.A. Mr. Pinto is chairman of the board and a director of WT Investment Advisors (2006).

Mark J. Czarnecki, age 57, is president and a director (2007) of the Registrant and president and a director (2007) of M&T Bank. Previously, he was an executive vice president of the Registrant (1999) and M&T Bank (1997) and was responsible for the M&T Investment Group and the Company’s Retail Banking network. Mr. Czarnecki is a director (1999) of M&T Securities and chairman of the board, president and chief executive officer (2007) and a director (2005) of Wilmington Trust, N.A.

Robert J. Bojdak, age 57, is an executive vice president and chief credit officer (2004) of the Registrant and M&T Bank. In addition to managing the Company’s credit risk, Mr. Bojdak was also responsible for managing the Company’s enterprise-wide risk, including operational, compliance and investment risk, until February 2013. From April 2002 to April 2004, Mr. Bojdak served as senior vice president and credit deputy for M&T Bank. He is an executive vice president and a director of Wilmington Trust, N.A. (2004).

Stephen J. Braunscheidel, age 56, is an executive vice president (2004) of the Registrant and M&T Bank, and is in charge of the Company’s Human Resources Division. Previously, he was a senior vice president in the M&T Investment Group, where he managed the Private Client Services and Employee Benefits departments. Mr. Braunscheidel has held a number of management positions with M&T Bank since 1978.

William J. Farrell, II, age 55, is an executive vice president of the Registrant and M&T Bank (2011), and is responsible for M&T’s Wealth and Institutional Services Division, which includes Wealth Advisory Services, Institutional Client Services, Asset Management, M&T Securities and M&T Insurance Agency. Mr. Farrell joined M&T through the Wilmington Trust acquisition. He joined Wilmington Trust in 1976 and held a number of senior management positions, most recently as executive vice president and head of the Corporate Client Services business. Mr. Farrell is an executive vice president of Wilmington Trust, N.A. (2011).

Richard S. Gold, age 52, is an executive vice president of the Registrant (2007) and M&T Bank (2006) and is responsible for managing the Company’s Residential Mortgage and Business Banking Divisions. Mr. Gold served as senior vice president of M&T Bank from 2000 to 2006, most recently responsible for the Retail Banking Division, including M&T Securities. Mr. Gold is an executive vice president of Wilmington Trust, N.A. (2006).

Brian E. Hickey, age 60, is an executive vice president of the Registrant (1997) and M&T Bank (1996). He is a member of the Directors Advisory Council (1994) of the Rochester Division of M&T Bank. Mr. Hickey is responsible for managing all of the non-retail segments in Upstate New York and in the Northern and Central/Western Pennsylvania regions. Mr. Hickey is also responsible for the Auto Floor Plan lending business.

René F. Jones, age 48, is an executive vice president (2006) and chief financial officer (2005) of the Registrant and M&T Bank. Previously, Mr. Jones was a senior vice president in charge of the Financial Performance Measurement department within M&T Bank’s Finance Division. Mr. Jones has held a number of management positions within M&T Bank’s Finance Division since 1992. Mr. Jones is an executive vice president and chief financial officer (2005) and a director (2007) of Wilmington Trust, N.A., and he is chairman of the board, president (2009) and a trustee (2005) of M&T Real Estate. He is a director of M&T Insurance Agency (2007) and M&T Securities (2005).

Darren J. King, age 43, is an executive vice president of the Registrant (2010) and M&T Bank (2009), and is in charge of the Retail Banking Division and Consumer Lending Division. Mr. King previously served as senior vice president of M&T Bank, most recently responsible for the Business Banking Division, and has held a number of management positions within M&T Bank since 2000. Mr. King is an executive vice president of Wilmington Trust, N.A. (2009).

Kevin J. Pearson, age 51, is an executive vice president (2002) of the Registrant and M&T Bank. He is a member of the Directors Advisory Council (2006) of the New York City/Long Island Division of M&T Bank. Mr. Pearson is responsible for managing all of the non-retail segments in the New York City, Philadelphia, Connecticut, New Jersey, Tarrytown, Greater Washington D.C. and Northern Virginia, Southern Pennsylvania and Delaware markets of M&T Bank, as well as the Company’s commercial real estate business, Commercial Marketing and Treasury Management. He is an executive vice president of M&T Real Estate (2003), chairman of the board (2009) and a director (2003) of M&T Realty Capital and an executive vice president and a director of Wilmington Trust, N.A. (2008). Mr. Pearson served as senior vice president of M&T Bank from 2000 to 2002.

Michele D. Trolli, age 51, is an executive vice president and chief information officer of the Registrant and M&T Bank (2005). She is in charge of the Company’s Banking Services, Technology, Alternative Banking and Global Sourcing groups. Previously, Ms. Trolli was in charge of the Technology and Banking Operations Division, the Retail Banking Division and the Corporate Services Group of M&T Bank.

Donald K. Truslow, age 54, is an executive vice president and chief risk officer (2013) of the Registrant and M&T Bank. He is responsible for managing the Company’s enterprise-wide risk, including operational, compliance and investment risk. Previous to joining M&T, Mr. Truslow served as President, Financial Stability Industry Council of The Financial Services Roundtable, for two years. Prior to that, Mr. Truslow served in several senior management positions at Wachovia Corporation, including eight years as senior executive vice president and chief risk officer.

D. Scott N. Warman, age 47, is an executive vice president (2009) and treasurer (2008) of the Registrant and M&T Bank. He is responsible for managing the Company’s Treasury Division. Mr. Warman previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank since 1995. He is an executive vice president and treasurer of Wilmington Trust, N.A. (2008), a trustee of M&T Real Estate (2009) and a director of M&T Securities (2008).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

M&T’s common stock is traded under the symbol MTB on the New York Stock Exchange. See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K for market prices of M&T’s common stock, approximate number of common shareholders at year-end, frequency and amounts of dividends on common stock and restrictions on the payment of dividends.

During the fourth quarter of 2012, M&T did not issue any shares of its common stock that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 with respect to shares of common stock that may be issued under M&T’s existing equity compensation plans. M&T’s existing equity compensation plans include the M&T Bank Corporation 2001 Stock Option Plan, the 2005 Incentive Compensation Plan, which replaced the 2001 Stock Option Plan, and the 2009 Equity Incentive Compensation Plan, each of which has been previously approved by shareholders, and the M&T Bank Corporation 2008 Directors’ Stock Plan and the M&T Bank Corporation Deferred Bonus Plan, each of which did not require shareholder approval.

The table does not include information with respect to shares of common stock subject to outstanding options and rights assumed by M&T in connection with mergers and acquisitions of the companies that originally granted those options and rights. Footnote (1) to the table sets forth the total number of shares of common stock issuable upon the exercise of such assumed options and rights as of December 31, 2012, and their weighted-average exercise price.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Rights	Weighted-Average Exercise Price of Outstanding Options or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
	(A)	(B)	(C)
Equity compensation plans approved by security holders:
2001 Stock Option Plan	2,075,881	$96.70	—
2005 Incentive Compensation Plan	4,734,534	103.74	3,263,642
2009 Equity Incentive Compensation Plan	3,586	74.27	2,043,586
Equity compensation plans not approved by security holders:
2008 Directors’ Stock Plan	3,820	98.47	113,684
Deferred Bonus Plan	38,593	62.92	—

Total	6,856,414	$101.36	5,420,912

(1)	As of December 31, 2012, a total of 238,174 shares of M&T common stock were issuable upon exercise of outstanding options or rights assumed by M&T in connection with merger and acquisition transactions. The weighted-average exercise price of those outstanding options or rights is $148.77 per common share.

Equity compensation plans adopted without the approval of shareholders are described below:

2008 Directors’ Stock Plan. M&T maintains a plan for non-employee members of the Board of Directors of M&T and the members of its Directors Advisory Council, and the non-employee members of the Board of Directors of M&T Bank and the members of its regional Directors Advisory Councils, which allows such directors, advisory directors and members of regional Directors Advisory Councils to receive all or a portion of their directorial compensation in shares of M&T common stock.

Deferred Bonus Plan. M&T maintains a deferred bonus plan which was frozen effective January 1, 2010 and did not allow any deferrals after that date. Prior to January 1, 2010, the plan allowed eligible officers of M&T and its subsidiaries to elect to defer all or a portion of their annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. At the time of the deferral election, participants also elected the timing of distributions from the plan. Such distributions are payable in cash, with the exception of balances allocated to M&T common stock which are distributable in the form of shares of common stock.

Performance Graph

The following graph contains a comparison of the cumulative shareholder return on M&T common stock against the cumulative total returns of the KBW Bank Index, compiled by Keefe, Bruyette & Woods, Inc., and the S&P 500 Index, compiled by Standard & Poor’s Corporation, for the five-year period beginning on December 31, 2007 and ending on December 31, 2012. The KBW Bank Index is a market capitalization index consisting of 24 companies representing leading national money centers and regional banks or thrifts.

Shareholder Value at Year End*

	2007	2008	2009	2010	2011	2012
M&T Bank Corporation	100	73	90	121	110	146
KBW Bank Index	100	59	61	68	51	70
S&P 500 Index	100	63	80	92	94	109

*	Assumes a $100 investment on December 31, 2007 and reinvestment of all dividends.

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

Issuer Purchases of Equity Securities

In February 2007, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. M&T did not repurchase any shares pursuant to such plan during 2012.

During the fourth quarter of 2012 M&T purchased shares of its common stock as follows:

Period	(a)Total Number of Shares (or Units) Purchased(1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
October 1 - October 31, 2012	23,772	$102.19	—	2,181,500
November 1 - November 30, 2012	575	104.51	—	2,181,500
December 1 - December 31, 2012	54,437	100.00	—	2,181,500

Total	78,784	$100.69	—

(1)	The total number of shares purchased during the periods indicated reflects shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.
(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

Item 6.	Selected Financial Data.

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Profile and Significant Developments

M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York with consolidated assets of $83.0 billion at December 31, 2012. The consolidated financial information presented herein reflects M&T and all of its subsidiaries, which are referred to collectively as “the Company.” M&T’s wholly owned bank subsidiaries are M&T Bank and Wilmington Trust, National Association (“Wilmington Trust, N.A.”).

M&T Bank, with total assets of $82.1 billion at December 31, 2012, is a New York-chartered commercial bank with 725 domestic banking offices in New York State, Pennsylvania, Maryland, Delaware, Virginia, West Virginia, and the District of Columbia, a full-service commercial banking office in Ontario, Canada, and an office in the Cayman Islands. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in their markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, Virginia, Delaware and Washington, D.C., and on small and medium size businesses based in those areas, although loans are originated through lending offices in other states and in Ontario, Canada. Certain lending activities are also conducted in other states through various subsidiaries. Trust and other fiduciary services are offered by M&T Bank and through its wholly owned subsidiary, Wilmington Trust Company. Other subsidiaries of M&T Bank include: M&T Real Estate Trust, a commercial mortgage lender; M&T Realty Capital Corporation, a multifamily commercial mortgage lender; M&T Securities, Inc., which provides brokerage, investment advisory and insurance services; Wilmington Trust Investment Advisors, Inc., which serves as investment advisor to the Wilmington Funds, a family of proprietary mutual funds, and other funds and institutional clients; and M&T Insurance Agency, Inc., an insurance agency.

Wilmington Trust, N.A., with total assets of $1.8 billion at December 31, 2012, is a national bank with offices in Wilmington, Delaware and Oakfield, New York. Wilmington Trust, N.A. and its subsidiaries offer various trust and wealth management services. Wilmington Trust, N.A. also offered selected deposit and loan products on a nationwide basis, largely through telephone, Internet and direct mail marketing techniques.

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City will be acquired by M&T. Pursuant to the terms of the agreement, Hudson City common shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). The estimated purchase price considering the Company’s closing price of $98.47 on December 31, 2012 is $4.2 billion.

As of December 31, 2012, Hudson City reported $40.6 billion of assets, including $27.2 billion of loans (predominantly residential real estate loans) and $11.5 billion of investment securities, and $35.9 billion of liabilities, including $23.5 billion of deposits. After the merger is completed, M&T expects to repay approximately $12 billion of Hudson City’s long-term borrowings by liquidating its comparably-sized investment securities portfolio. The merger is subject to a number of conditions, including regulatory approvals and approval by common shareholders of M&T and Hudson City, and is expected to be completed by mid-year 2013.

M&T participated in the Troubled Asset Relief Program – Capital Purchase Program (“TARP”) of the U.S. Department of Treasury (“U.S. Treasury”), which was initiated during 2008, both by issuing preferred shares (Series A) in December 2008 and through the 2009 acquisition of Provident Bankshares Corporation (“Provident”) by assuming shares (Series C) that had been issued by that corporation in

November 2008. In August 2012, the U.S. Treasury sold its holdings of M&T’s Series A (230,000 shares) and Series C (151,500 shares) Preferred Stock to the public which allowed M&T to exit the TARP. M&T modified certain of the terms of the Series A and Series C Preferred Stock, subject to M&T common shareholder approval. The modifications related to the dividend rate on the preferred shares at the reset dates, which was originally set to change to 9% on November 15, 2013 for the Series C preferred shares and on February 15, 2014 for the Series A preferred shares. In each case, the dividend rate will now change to 6.375% on November 15, 2013 rather than to the 9% in the original terms. The other modification related to M&T agreeing to not redeem the Series A and Series C preferred shares until on or after November 15, 2018, except that if an event occurs such that the shares no longer qualify as Tier 1 Capital, M&T may redeem all of the shares within 90 days following that occurrence.

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

The Wilmington Trust transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Assets acquired totaled approximately $10.8 billion, including $6.4 billion of loans and leases (including approximately $3.2 billion of commercial real estate loans, $1.4 billion of commercial loans and leases, $1.1 billion of consumer loans and $680 million of residential real estate loans). Liabilities assumed aggregated $10.0 billion, including $8.9 billion of deposits. The common stock issued in the transaction added $406 million to M&T’s common shareholders’ equity. Immediately prior to the closing of the Wilmington Trust transaction, M&T redeemed the $330 million of preferred stock issued by Wilmington Trust as part of the TARP of the U.S. Treasury. In connection with the acquisition, the Company recorded $112 million of core deposit and other intangible assets. The core deposit and other intangible assets are generally being amortized over periods of 5 to 7 years using accelerated methods. There was no goodwill recorded as a result of the transaction; however, in accordance with generally accepted accounting principles (“GAAP”), a non-taxable gain of $65 million was realized, which represented the excess of the fair value of assets acquired less liabilities assumed over consideration exchanged. The acquisition of Wilmington Trust added to M&T’s market-leading position in the Mid-Atlantic region by giving M&T a leading deposit market share in Delaware.

On November 5, 2010, M&T Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits, except certain brokered deposits, and acquire certain assets of K Bank, based in Randallstown, Maryland. As part of the transaction, M&T Bank entered into a loss-share arrangement with the FDIC whereby M&T Bank will be reimbursed by the FDIC for most losses it incurs on the acquired loan portfolio. The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair value on the acquisition date. Assets acquired in the transaction totaled approximately $556 million, including $154 million of loans and $186 million in cash, and liabilities assumed aggregated $528 million, including $491 million of deposits. There was no goodwill or other intangible assets recorded in connection with this transaction; however, in accordance with GAAP, M&T Bank recorded an after-tax gain on the transaction of $17 million ($28 million before taxes). The gain reflects the amount of financial support and indemnification against loan losses that M&T Bank obtained from the FDIC. The operations obtained in the K Bank acquisition transaction did not have a material impact on the Company’s consolidated financial position or results of operations.

Net acquisition and integration-related gains and expenses (included herein as merger-related expenses) associated with the Wilmington Trust acquisition incurred during 2012 totaled $6 million after tax-effect, or $.05 of diluted earnings per common share. Net merger-related expenses incurred during 2011 totaled to a net gain of $13 million after tax-effect, or $.10 of diluted earnings per common share. Reflected in that amount are the $65 million non-taxable gain ($.52 of diluted earnings per common share) on the Wilmington Trust acquisition and $84 million of expenses ($52 million after tax-effect, or $.42 of diluted earnings per common share) associated with the acquisition of Wilmington Trust and to a much lesser extent, the K Bank transaction. Net merger-related expenses incurred during 2010 totaled to a net gain of $27 million ($16 million after tax-effect, or $.14 of diluted earnings per common share). Reflected in that amount are the

$28 million gain ($17 million after tax-effect, or $.14 of diluted earnings per common share) on the K Bank transaction and $771 thousand ($469 thousand after tax-effect) of expenses. The expenses in 2012, 2011 and 2010 related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. These expenses consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing contractual arrangements to purchase various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance for former employees; incentive compensation costs; travel costs; and printing, supplies and other costs of completing the transactions and commencing operations in new markets and offices.

The condition of the domestic and global economy over the last several years has significantly impacted the financial services industry as a whole, and specifically, the financial results of the Company. In particular, high unemployment levels and significantly depressed residential real estate valuations have led to increased loan charge-offs experienced by financial institutions throughout that time period. Since the official end of the recession in the United States sometime in the latter half of 2009, the recovery of the economy has been very slow. As a result, many financial institutions, including the Company, experienced loan charge-offs at higher than historical levels and unrealized losses related to investment securities backed by residential and commercial real estate due to a lack of liquidity in the financial markets and anticipated credit losses that led to the recognition of other-than-temporary impairment charges. Also negatively impacting the financial results of financial institutions during 2011 and 2012, including the Company, has been a series of new regulations, resulting in higher assessments by the FDIC and lower fee income.

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

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Beginning in the second quarter of 2011, assessments are based on average consolidated total assets less average Tier 1 capital and certain allowable deductions of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. Noninterest-bearing transaction accounts had unlimited deposit insurance through December 31, 2012, when that coverage expired.

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

In addition, the Dodd-Frank Act, among other things:

—	weakened the federal preemption rules that have been applicable for national banks and gives state attorneys general the ability to enforce federal consumer protection laws;
—	amended the Electronic Fund Transfer Act (“EFTA”) which resulted in, among other things, the Federal Reserve Board issuing rules aimed at limiting debit-card interchange fees;
—

applied the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies which, among other things, will, after a three-year phase-in period which began January 1, 2013, remove trust preferred securities as a permitted component of a holding company’s Tier 1 capital;

—

provided for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more and increased the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35%;

—

imposed comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself;

—	repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
—

provided mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

—

created the Financial Stability Oversight Council, which will recommend to the Federal Reserve Board increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

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

Critical Accounting Estimates

The Company’s significant accounting policies conform with GAAP and are described in note 1 of Notes to Financial Statements. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. Some of the more significant areas in which management of the Company applies critical assumptions and estimates include the following:

—

Accounting for credit losses — The allowance for credit losses represents the amount that in management’s judgment appropriately reflects credit losses inherent in the loan and lease portfolio as of the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating losses inherent in the loan and lease portfolio, assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Historical loss trends are also considered, as are economic conditions, industry trends, portfolio trends and borrower-specific financial data. In accounting for loans acquired at a discount, which are initially recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses, the cash flows expected at acquisition in excess of estimated fair value are recognized as interest income over the remaining lives of the loans. Subsequent decreases in the expected principal cash flows require the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows result first in the recovery of any applicable allowance for credit losses and then in the recognition of additional interest income over the remaining lives of the loans. Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes in those estimates and assumptions, which may result in adjustment of the allowance or, in the case of acquired loans, increases in interest income in future periods. A detailed discussion of facts and circumstances considered by management in determining the allowance for credit losses is included herein under the heading “Provision for Credit Losses” and in note 5 of Notes to Financial Statements.

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

—

Commitments, contingencies and off-balance sheet arrangements — Information regarding the Company’s commitments and contingencies, including guarantees and contingent liabilities arising from litigation, and their potential effects on the Company’s results of operations is included in note 21 of Notes to Financial Statements. In addition, the Company is routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the tax authorities determine that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Information regarding the Company’s income taxes is presented in note 13 of Notes to Financial Statements. The recognition or de-recognition in the Company’s consolidated financial statements of assets and liabilities held by so-called variable interest entities is subject to the interpretation and application of complex accounting pronouncements or interpretations that require management to estimate and assess the relative significance of the Company’s financial interests in those entities and the degree to which the Company can influence the most important activities of the entities. Information relating to the Company’s involvement in such entities and the accounting treatment afforded each such involvement is included in note 19 of Notes to Financial Statements.

Overview

The Company recorded net income during 2012 of $1.03 billion or $7.54 of diluted earnings per common share, up 20% and 19%, respectively, from $859 million or $6.35 of diluted earnings per common share in 2011. Basic earnings per common share increased 19% to $7.57 in 2012 from $6.37 in 2011. Net income in 2010 totaled $736 million, while diluted and basic earnings per common share were $5.69 and $5.72, respectively. The after-tax impact of net merger-related gains and expenses associated with the acquisition transactions previously described totaled to expenses of $6 million ($10 million pre-tax) or $.05 of basic and diluted earnings per common share in 2012, compared with net gains of $13 million (net expenses of $19 million pre-tax) or $.10 of basic and diluted earnings per common share in 2011 and $16 million ($27 million pre-tax) or $.14 of basic and diluted earnings per common share in 2010. Expressed as a rate of return on average assets, net income in 2012 was 1.29%, compared with 1.16% in 2011 and 1.08% in 2010. The return on average common shareholders’ equity was 10.96% in 2012, 9.67% in 2011 and 9.30% in 2010.

The Company’s improved financial performance in 2012 as compared with 2011 resulted from an increase in net interest income, lower credit costs and significantly higher mortgage banking revenues and trust income, partially offset by net investment securities losses in 2012, compared with net gains on investment securities in 2011. Results for 2012 reflect the full-year impact of the operations obtained from the acquisition of Wilmington Trust on May 16, 2011. The improved performance in 2011 as compared with 2010 was largely attributable to higher net interest income, lower credit costs and gains from the sale of investment securities available for sale.

Net interest income on a taxable-equivalent basis rose 9% to $2.62 billion in 2012 from $2.42 billion in 2011. That improvement resulted from growth in average loans and leases of $6.5 billion or 12%. The net interest margin, or taxable-equivalent net interest income divided by average earning assets, was 3.73% in 2012, unchanged from the year earlier. Taxable-equivalent net interest income increased $124 million or 5% in 2011 as compared with 2010, resulting from a $5.0 billion, or 8%, increase in average earning assets, partially offset by an 11 basis point (hundredths of one percent) narrowing of the net interest margin. The higher average earning assets and the decline in the net interest margin were each largely attributable to the May 2011 acquisition of Wilmington Trust.

The provision for credit losses in 2012 declined 24% to $204 million from $270 million in the prior year. Net charge-offs of $186 million in 2012 were down from $265 million in 2011. Net charge-offs as a percentage of average loans and leases were .30% and .47% in 2012 and 2011, respectively. The Company experienced improvement in credit quality during 2012, although real estate valuations continued to be depressed. The provision for credit losses in 2011 was $98 million or 27% below $368 million in 2010. Net charge-offs in 2011 declined $81 million from $346 million, or .67% of average loans and leases, in 2010.

Other income aggregated $1.67 billion in 2012, 5% above $1.58 billion in 2011. That improvement was led by mortgage banking revenues, which rose $183 million or 110%, and trust income, which increased $139 million or 42%, from 2011. Gains and losses on bank investment securities totaled to net losses of $48 million in 2012, compared with net gains of $73 million in 2011. Reflected in those gains or losses were other-than-temporary impairment charges of $48 million and $77 million in 2012 and 2011, respectively, on certain privately issued collateralized mortgage obligations (“CMOs”) backed by residential and commercial real estate loans, and gains of $150 million in 2011 from the sale of investment securities available for sale. Those sold securities were predominantly mortgage-backed securities guaranteed by government-sponsored entities that were sold in connection with the Wilmington Trust acquisition in order to manage the Company’s balance sheet composition and resultant capital ratios. Also reflected in other income in 2011 was $55 million of cash received in full settlement of a lawsuit initiated by M&T in 2008 under which M&T sought damages arising from a 2007 investment in collateralized debt obligations (“CDOs”) and alleged that the quality of the investment was not as represented. The $65 million non-taxable gain associated with the acquisition of Wilmington Trust was also included in other income in 2011. Other income rose 43% or $475 million in 2011 from $1.11 billion in 2010. In addition to the gains from the sale of investment securities, the CDO litigation settlement and the merger-related gain from the Wilmington Trust transaction (all recorded in 2011), a $210 million rise in trust income associated with the Wilmington Trust acquisition was the predominant factor in the growth in other income from 2010 to 2011. Also contributing to the higher level of other income in 2011 were increased revenues from letter of credit and credit-related fees and merchant discount and credit card fees. Partially offsetting the favorable factors noted were declines in mortgage banking revenues and service charges on deposit accounts, and the $28 million gain recorded in 2010 associated with the K Bank acquisition transaction.

Other expense increased 1% to $2.51 billion in 2012 from $2.48 billion in 2011. Other expense totaled $1.91 billion in 2010. Included in those amounts are expenses considered by M&T to be “nonoperating” in nature, consisting of amortization of core deposit and other intangible assets of $61 million, $62 million and $58 million in 2012, 2011 and 2010, respectively, and merger-related expenses of $10 million in 2012, $84 million in 2011 and $771 thousand in 2010. Exclusive of those nonoperating expenses, noninterest operating expenses aggregated $2.44 billion in 2012, compared with $2.33 billion in 2011 and $1.86 billion in 2010. Reflected in 2011’s noninterest operating expenses were a $79 million other-than-temporary impairment charge related to M&T’s 20% investment in Bayview Lending Group LLC (“BLG”) and a $30 million tax-deductible cash contribution to The M&T Charitable Foundation in the fourth quarter. After considering those items, the increase in noninterest operating expenses from 2011 to 2012 was largely the result of the full-year impact of the operations obtained in the May 2011 acquisition of Wilmington Trust. In addition to the two items noted above that impacted 2011 expenses, contributing to the rise in noninterest operating expenses from 2010 to 2011 were the impact of the operations obtained in the Wilmington Trust acquisition and higher FDIC assessments.

The efficiency ratio expresses the relationship of operating expenses to revenues. The Company’s efficiency ratio, or noninterest operating expenses (as previously defined) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities and gains on merger transactions), was 56.2% in 2012, compared with 60.4% in 2011 and 53.7% in 2010. The calculations of the efficiency ratio are presented in table 2.

Table 1

EARNINGS SUMMARY

Dollars in millions

Increase (Decrease)(a)										Compound Growth Rate 5 Years

2011 to 2012		2010 to 2011
Amount	%	Amount	%		2012	2011	2010	2009	2008	2007 to 2012
$150.1	5	$64.1	2	Interest income(b)	$2,968.1	2,817.9	2,753.8	2,747.0	3,299.5	(4)%
(59.2)	(15)	(60.0)	(13)	Interest expense	343.2	402.3	462.3	669.4	1,337.8	(27)

209.3	9	124.1	5	Net interest income(b)	2,624.9	2,415.6	2,291.5	2,077.6	1,961.7	7
(66.0)	(24)	(98.0)	(27)	Less: provision for credit losses	204.0	270.0	368.0	604.0	412.0	1
(121.0)	—	156.7	—	Gain (loss) on bank investment securities(c)	(47.8)	73.2	(83.5)	(137.1)	(147.8)	—
205.3	14	318.2	27	Other income	1,715.1	1,509.8	1,191.6	1,185.2	1,086.7	10
				Less:
110.6	9	204.3	20	Salaries and employee benefits	1,314.6	1,204.0	999.7	1,001.9	957.1	8
(79.4)	(6)	359.0	39	Other expense	1,194.7	1,274.1	915.1	978.7	769.9	11

328.4	26	133.7	12	Income before income taxes	1,578.9	1,250.5	1,116.8	541.1	761.6	10
				Less:
.5	2	1.9	8	Taxable-equivalent adjustment(b)	26.4	25.9	24.0	21.8	21.8	5
157.9	43	8.5	2	Income taxes	523.0	365.1	356.6	139.4	183.9	11

$170.0	20	$123.3	17	Net income	$1,029.5	859.5	736.2	379.9	555.9	9%

(a)	Changes were calculated from unrounded amounts.

(b)	Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on a composite income tax rate of approximately 39%.

(c)	Includes other-than-temporary impairment losses, if any.

Supplemental Reporting of Non-GAAP Results of Operations

As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.6 billion at December 31, 2012, compared with $3.7 billion at each of December 31, 2011 and 2010. Included in such intangible assets was goodwill of $3.5 billion at each of those dates. Amortization of core deposit and other intangible assets, after tax effect, totaled $37 million, $38 million and $35 million during 2012, 2011 and 2010, respectively.

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

Net operating income totaled $1.07 billion in 2012, up 21% from $884 million in 2011. Diluted net operating earnings per common share in 2012 rose 20% to $7.88 from $6.55 in 2011. Net operating income and diluted net operating earnings per common share were $755 million and $5.84, respectively, in 2010.

Expressed as a rate of return on average tangible assets, net operating income was 1.40% in 2012, compared with 1.26% in 2011 and 1.17% in 2010. Net operating return on average tangible common equity was 19.42% in 2012, compared with 17.96% and 18.95% in 2011 and 2010, respectively.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in table 2.

Table 2

RECONCILIATION OF GAAP TO NON-GAAP MEASURES

	2012	2011	2010
Income statement data
In thousands, except per share
Net income
Net income	$1,029,498	$859,479	$736,161
Amortization of core deposit and other intangible assets(a)	37,011	37,550	35,265
Merger-related gains(a)	—	(64,930)	(16,730)
Merger-related expenses(a)	6,001	52,154	469

Net operating income	$1,072,510	$884,253	$755,165

Earnings per common share
Diluted earnings per common share	$7.54	$6.35	$5.69
Amortization of core deposit and other intangible assets(a)	.29	.30	.29
Merger-related gains(a)	—	(.52)	(.14)
Merger-related expenses(a)	.05	.42	—

Diluted net operating earnings per common share	$7.88	$6.55	$5.84

Other expense
Other expense	$2,509,260	$2,478,068	$1,914,837
Amortization of core deposit and other intangible assets	(60,631)	(61,617)	(58,103)
Merger-related expenses	(9,879)	(83,687)	(771)

Noninterest operating expense	$2,438,750	$2,332,764	$1,855,963

Merger-related expenses
Salaries and employee benefits	$4,997	$16,131	$7
Equipment and net occupancy	15	412	44
Printing, postage and supplies	—	2,663	74
Other costs of operations	4,867	64,481	646

Total	$9,879	$83,687	$771

Efficiency ratio
Noninterest operating expense (numerator)	$2,438,750	$2,332,764	$1,855,963

Taxable-equivalent net interest income	2,624,907	2,415,632	2,291,549
Other income	1,667,270	1,582,912	1,108,100
Less: Gain on bank investment securities	9	150,187	2,770
Net OTTI losses recognized in earnings	(47,822)	(77,035)	(86,281)
Merger-related gains	—	64,930	27,539

Denominator	$4,339,990	$3,860,462	$3,455,621

Efficiency ratio	56.19%	60.43%	53.71%

Balance sheet data
In millions
Average assets
Average assets	$79,983	$73,977	$68,380
Goodwill	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(144)	(168)	(153)
Deferred taxes	42	43	29

Average tangible assets	$76,356	$70,327	$64,731

Average common equity
Average total equity	$9,703	$9,004	$8,103
Preferred stock	(869)	(797)	(736)

Average common equity	8,834	8,207	7,367
Goodwill	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(144)	(168)	(153)
Deferred taxes	42	43	29

Average tangible common equity	$5,207	$4,557	$3,718

At end of year
Total assets
Total assets	$83,009	$77,924	$68,021
Goodwill	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(116)	(176)	(126)
Deferred taxes	34	51	23

Total tangible assets	$79,402	$74,274	$64,393

Total common equity
Total equity	$10,203	$9,271	$8,358
Preferred stock	(873)	(865)	(741)
Undeclared dividends — preferred stock	(3)	(3)	(6)

Common equity, net of undeclared preferred dividends	9,327	8,403	7,611
Goodwill	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(116)	(176)	(126)
Deferred taxes	34	51	23

Total tangible common equity	$5,720	$4,753	$3,983

(a)	After any related tax effect.

Net Interest Income/Lending and Funding Activities

Taxable-equivalent net interest income totaled $2.62 billion in 2012, 9% above $2.42 billion in 2011. That improvement resulted from a 9% increase in average earning assets, to $70.3 billion in 2012 from $64.7 billion in 2011. The rise in average earning assets was the result of higher average loans and leases partially offset by lower interest-bearing deposits held at the Federal Reserve Bank of New York. The net interest margin of 3.73% in 2012 was unchanged from 2011.

Average balances of loans and leases increased $6.5 billion or 12% to $62.7 billion in 2012 from $56.2 billion in 2011. Commercial loans and leases averaged $16.3 billion in 2012, up $1.7 billion or 11% from 2011. Average commercial real estate loans increased $2.0 billion or 9% to $24.9 billion in 2012 from $22.9 billion in the prior year. The growth in commercial loans and commercial real estate loans reflects higher loan demand by customers. Residential real estate loan balances rose $2.9 billion or 43% to $9.7 billion in 2012 from $6.8 billion in 2011, predominantly the result of the Company’s decision to retain for portfolio a higher proportion of originated loans during most of the year rather than selling them. Consumer loans averaged $11.7 billion in 2012, down $132 million or 1% from $11.9 billion in 2011. Average loans and leases in 2012 reflect the full-year impact of loans obtained in the Wilmington Trust acquisition.

Net interest income on a taxable-equivalent basis rose 5% to $2.42 billion in 2011 from $2.29 billion in 2010. Growth in average earning assets was the major factor for that increase, partially offset by a narrowing of the net interest margin. Average earning assets were $64.7 billion in 2011, up 8% from $59.7 billion in 2010, predominantly the result of earning assets obtained in the acquisition of Wilmington Trust, which at the May 16, 2011 acquisition date totaled approximately $9.6 billion. The Company’s net interest margin declined to 3.73% in 2011 from 3.84% in 2010, partially attributable to the Wilmington Trust acquisition. Also contributing to that narrowing were significantly higher cash balances on deposit with the Federal Reserve Bank of New York.

Average loans and leases rose $4.9 billion or 10% in 2011 from $51.3 billion in 2010, due predominantly to loans obtained in the acquisition of Wilmington Trust. Loans associated with Wilmington Trust totaled $6.4 billion on the acquisition date, consisting of approximately $1.4 billion of commercial loans and leases, $3.2 billion of commercial real estate loans, $1.1 billion of consumer loans and $680 million of residential real estate loans. Including the impact of the acquired loan balances, average commercial loans and leases were $14.7 billion in 2011, up $1.6 billion or 12% from $13.1 billion in 2010. Average balances of commercial real estate loans increased 11% to $22.9 billion in 2011 from $20.7 billion in 2010. Residential real estate loans averaged $6.8 billion in 2011, up 18% from $5.7 billion in 2010. In addition to the impact of Wilmington Trust, higher amounts of loans originated to be held in portfolio contributed to that increase. Consumer loans in 2011 averaged $11.9 billion, up 1% from $11.7 billion in 2010. Largely offsetting the impact of consumer loans obtained in the Wilmington Trust transaction were declines in average automobile and home equity loans.

Table 3

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2012			2011			2010			2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Average balance in millions; interest in thousands)
Assets
Earning assets
Loans and leases, net of unearned discount(a)
Commercial, financial, etc.	$16,336	$606,495	3.71%	14,655	564,787	3.85%	13,092	521,747	3.99%	13,855	524,609	3.79%	13,802	723,851	5.24%
Real estate — commercial	24,907	1,138,723	4.50	22,901	1,051,772	4.59	20,714	974,047	4.70	20,085	894,691	4.45	18,428	1,072,178	5.82
Real estate — consumer	9,727	421,516	4.33	6,778	334,421	4.93	5,746	303,262	5.28	5,297	288,474	5.45	5,465	329,574	6.03
Consumer	11,732	559,253	4.77	11,865	592,386	4.99	11,745	613,479	5.22	11,722	636,074	5.43	11,150	716,678	6.43

Total loans and leases, net	62,702	2,725,987	4.35	56,199	2,543,366	4.53	51,297	2,412,535	4.70	50,959	2,343,848	4.60	48,845	2,842,281	5.82

Interest-bearing deposits at banks	528	1,221	.23	1,195	2,934	.25	102	88	.09	50	34	.07	10	109	1.07
Federal funds sold and agreements to resell securities	4	21	.55	180	189	.11	221	446	.20	52	129	.25	109	2,071	1.91
Trading account	96	1,394	1.45	94	1,411	1.50	94	789	.84	87	640	.74	79	1,546	1.95
Investment securities(b)
U.S. Treasury and federal agencies	4,538	150,500	3.32	4,165	155,339	3.73	4,483	191,677	4.28	3,805	182,163	4.79	3,740	181,098	4.84
Obligations of states and political subdivisions	220	11,638	5.29	244	13,704	5.61	266	15,107	5.67	221	13,143	5.94	136	9,243	6.79
Other	2,211	77,315	3.50	2,655	101,020	3.80	3,269	133,176	4.07	4,377	207,069	4.73	5,097	263,104	5.16

Total investment securities	6,969	239,453	3.44	7,064	270,063	3.82	8,018	339,960	4.24	8,403	402,375	4.79	8,973	453,445	5.05

Total earning assets	70,299	2,968,076	4.22	64,732	2,817,963	4.35	59,732	2,753,818	4.61	59,551	2,747,026	4.61	58,016	3,299,452	5.69

Allowance for credit losses	(922)			(916)			(906)			(864)			(791)
Cash and due from banks	1,384			1,207			1,099			1,121			1,224
Other assets	9,222			8,954			8,455			7,664			6,683

Total assets	$79,983			73,977			68,380			67,472			65,132

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$856	1,343	.16	753	1,145	.15	601	850	.14	543	1,122	.21	502	2,894	.58
Savings deposits	33,398	68,011	.20	30,403	84,314	.28	26,190	85,226	.33	22,832	112,550	.49	18,170	248,083	1.37
Time deposits	5,347	46,102	.86	6,480	71,014	1.10	6,583	100,241	1.52	8,782	206,220	2.35	9,583	330,389	3.45
Deposits at Cayman Islands office	605	1,130	.19	779	962	.12	953	1,368	.14	1,665	2,391	.14	3,986	84,483	2.12

Total interest-bearing deposits	40,206	116,586	.29	38,415	157,435	.41	34,327	187,685	.55	33,822	322,283	.95	32,241	665,849	2.07

Short-term borrowings	839	1,286	.15	827	1,030	.12	1,854	3,006	.16	2,911	7,129	.24	6,086	142,627	2.34
Long-term borrowings	5,527	225,297	4.08	6,959	243,866	3.50	9,169	271,578	2.96	11,092	340,037	3.07	11,605	529,319	4.56

Total interest-bearing liabilities	46,572	343,169	.74	46,201	402,331	.87	45,350	462,269	1.02	47,825	669,449	1.40	49,932	1,337,795	2.68

Noninterest-bearing deposits	21,761			17,273			13,709			11,054			7,674
Other liabilities	1,947			1,499			1,218			1,311			1,089

Total liabilities	70,280			64,973			60,277			60,190			58,695

Shareholders’ equity	9,703			9,004			8,103			7,282			6,437

Total liabilities and shareholders’ equity	$79,983			73,977			68,380			67,472			65,132

Net interest spread			3.48			3.48			3.59			3.21			3.01
Contribution of interest-free funds			.25			.25			.25			.28			.37

Net interest income/margin on earning assets		$2,624,907	3.73%		2,415,632	3.73%		2,291,549	3.84%		2,077,577	3.49%		1,961,657	3.38%

(a)	Includes nonaccrual loans.

(b)	Includes available-for-sale investment securities at amortized cost.

Table 4 summarizes average loans and leases outstanding in 2012 and percentage changes in the major components of the portfolio over the past two years.

Table 4

AVERAGE LOANS AND LEASES

(Net of unearned discount)

		Percent Increase (Decrease) from
	2012	2011 to 2012	2010 to 2011
	(In millions)
Commercial, financial, etc.	$16,336	11%	12%
Real estate — commercial	24,907	9	11
Real estate — consumer	9,727	43	18
Consumer
Automobile	2,572	(6)	(3)
Home equity lines	5,930	—	2
Home equity loans	562	(22)	(17)
Other	2,668	8	11

Total consumer	11,732	(1)	1

Total	$62,702	12%	10%

Commercial loans and leases, excluding loans secured by real estate, totaled $17.8 billion at December 31, 2012, representing 27% of total loans and leases. Table 5 presents information on commercial loans and leases as of December 31, 2012 relating to geographic area, size, borrower industry and whether the loans are secured by collateral or unsecured. Of the $17.8 billion of commercial loans and leases outstanding at the end of 2012, approximately $15.2 billion, or 85%, were secured, while 44%, 25% and 19% were granted to businesses in New York State, Pennsylvania and the Mid-Atlantic area (which includes Maryland, Delaware, Virginia, West Virginia and the District of Columbia), respectively. The Company provides financing for leases to commercial customers, primarily for equipment. Commercial leases included in total commercial loans and leases at December 31, 2012 aggregated $1.3 billion, of which 50% were secured by collateral located in New York State, 14% were secured by collateral in Pennsylvania and another 13% were secured by collateral in the Mid-Atlantic area.

Table 5

COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT

(Excludes Loans Secured by Real Estate)

December 31, 2012

	New York	Pennsylvania	Mid-Atlantic	Other	Total	Percent of Total
	(Dollars in millions)
Manufacturing	$1,566	$1,062	$372	$376	$3,376	19%
Services	1,124	553	859	347	2,883	16
Automobile dealerships	1,149	710	311	655	2,825	16
Wholesale	818	324	345	132	1,619	9
Financial and insurance	635	193	240	32	1,100	6
Real estate investors	644	157	138	125	1,064	6
Transportation, communications, utilities	313	294	201	229	1,037	6
Health services	427	135	268	77	907	5
Construction	379	261	182	42	864	5
Public administration	224	234	69	16	543	3
Retail	219	220	71	31	541	3
Agriculture, forestry, fishing, mining, etc.	41	54	31	2	128	1
Other	388	264	216	22	890	5

Total	$7,927	$4,461	$3,303	$2,086	$17,777	100%

Percent of total	44%	25%	19%	12%	100%

Percent of dollars outstanding
Secured	80%	77%	77%	77%	78%
Unsecured	12	19	18	9	15
Leases	8	4	5	14	7

Total	100%	100%	100%	100%	100%

Percent of dollars outstanding by size of loan
Less than $1 million	26%	20%	30%	13%	23%
$1 million to $5 million	23	26	24	26	24
$5 million to $10 million	16	17	15	23	17
$10 million to $20 million	13	18	15	17	15
$20 million to $30 million	10	9	9	12	10
$30 million to $50 million	8	6	4	9	7
Greater than $50 million	4	4	3	—	4

Total	100%	100%	100%	100%	100%

International loans included in commercial loans and leases totaled $138 million and $122 million at December 31, 2012 and 2011, respectively. Included in such loans were $128 million and $108 million, respectively, of loans at M&T Bank’s commercial branch in Ontario, Canada, which opened in the second quarter of 2010. The Company participates in the insurance and guarantee programs of the Export-Import Bank of the United States. These programs provide U.S. government repayment coverage of 90% to 100% on loans supporting foreign borrowers’ purchases of U.S. goods and services and coverage of 90% on loans to U.S. exporters of goods and services to foreign buyers. The loans generally range up to $10 million. The outstanding balances of loans under those programs at December 31, 2012 and 2011 were $5 million and $9 million, respectively.

Loans secured by real estate, including outstanding balances of home equity loans and lines of credit which the Company classifies as consumer loans, represented approximately 66% of the loan and lease portfolio during 2012, compared with 65% in each of 2011 and 2010. At December 31, 2012, the Company held approximately $26.0 billion of commercial real estate loans, $11.2 billion of consumer real estate loans secured by one-to-four family residential properties (including $1.2 billion of loans held for sale) and $6.3 billion of outstanding balances of home equity loans and lines of credit, compared with $24.4 billion, $7.9 billion and $6.7 billion, respectively, at December 31, 2011. Included in total loans and leases were amounts due from builders and developers of residential real estate aggregating $1.2 billion and $1.6 billion at December 31, 2012 and 2011, respectively, substantially all of which were classified as commercial real estate loans.

Commercial real estate loans originated by the Company include fixed-rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity, in many cases five years after origination. For borrowers in good standing, the terms of such loans may be extended by the customer for an additional five years at the then current market rate of interest. The Company also originates fixed-rate commercial real estate loans with maturities of greater than five years, generally having original maturity terms of approximately seven to ten years, and adjustable-rate commercial real estate loans. Excluding construction and development loans made to investors, adjustable-rate commercial real estate loans represented approximately 60% of the commercial real estate loan portfolio at the 2012 year-end. Table 6 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2012. New York City metropolitan area commercial real estate loans totaled $8.7 billion at December 31, 2012. The $7.0 billion of investor-owned commercial real estate loans in the New York City metropolitan area were largely secured by multifamily residential properties, retail space, and office space. The Company’s experience has been that office, retail and service-related properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multifamily residential properties. Approximately 48% of the aggregate dollar amount of New York City-area loans were for loans with outstanding balances of $10 million or less, while loans of more than $50 million made up approximately 11% of the total.

Table 6

COMMERCIAL REAL ESTATE LOANS, NET OF UNEARNED DISCOUNT

December 31, 2012

	Metropolitan New York City	Other New York State	Pennsylvania	Mid- Atlantic	Other	Total	Percent of Total
	(Dollars in millions)
Investor-owned
Permanent finance by property type
Retail	$2,262	$477	$412	$1,021	$522	$4,694	18%
Apartments/Multifamily	1,805	476	192	378	376	3,227	12
Office	1,127	671	368	616	241	3,023	12
Hotel	598	345	230	357	327	1,857	7
Industrial/Warehouse	189	151	172	396	144	1,052	4
Health facilities	24	167	49	115	37	392	1
Other	165	44	56	73	79	417	2

Total permanent	6,170	2,331	1,479	2,956	1,726	14,662	56%

Construction/Development
Commercial
Construction	457	281	203	663	198	1,802	7%
Land/Land development	189	20	57	180	14	460	2
Residential builder and developer
Construction	120	15	84	150	116	485	2
Land/Land development	67	22	126	435	55	705	3

Total construction/development	833	338	470	1,428	383	3,452	14%

Total investor-owned	7,003	2,669	1,949	4,384	2,109	18,114	70%

Owner-occupied by industry(a)
Health services	728	593	293	443	202	2,259	9%
Other services	224	308	272	513	36	1,353	5
Retail	147	198	213	275	91	924	4
Manufacturing	98	154	162	119	103	636	2
Real estate investors	106	205	151	116	30	608	2
Automobile dealerships	98	59	202	203	37	599	2
Wholesale	104	109	78	145	10	446	2
Other	145	183	264	433	30	1,055	4

Total owner-occupied	1,650	1,809	1,635	2,247	539	7,880	30%

Total commercial real estate	$8,653	$4,478	$3,584	$6,631	$2,648	$25,994	100%

Percent of total	33%	17%	14%	26%	10%	100%

Percent of dollars outstanding by size of loan
Less than $1 million	5%	23%	22%	17%	7%	14%
$1 million to $5 million	24	40	35	34	19	30
$5 million to $10 million	19	17	18	17	15	17
$10 million to $30 million	31	17	21	18	36	25
$30 million to $50 million	10	2	4	9	9	7
$50 million to $100 million	7	1	—	5	8	5
Greater than $100 million	4	—	—	—	6	2

Total	100%	100%	100%	100%	100%	100%

(a)	Includes $269 million of construction loans.

Commercial real estate loans secured by properties located in other parts of New York State, Pennsylvania and the Mid-Atlantic area tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business (owner-occupied). Approximately 80% of the aggregate dollar amount of commercial real estate loans in New York State secured by properties located outside of the metropolitan New York City area were for loans with outstanding balances of $10 million or less. Of the outstanding balances of commercial real estate loans in Pennsylvania and the Mid-Atlantic area, approximately 75% and 68%, respectively, were for loans with outstanding balances of $10 million or less.

Commercial real estate loans secured by properties located outside of Pennsylvania, the Mid-Atlantic area, New York State and areas of states neighboring New York considered to be part of the New York City metropolitan area, comprised 10% of total commercial real estate loans as of December 31, 2012.

Commercial real estate construction and development loans made to investors presented in table 6 totaled $3.5 billion at December 31, 2012, or 5% of total loans and leases. Approximately 95% of those construction loans had adjustable interest rates. Included in such loans at the 2012 year-end were $1.2 billion of loans to developers of residential real estate properties. Information about the credit performance of the Company’s loans to builders and developers of residential real estate properties is included herein under the heading “Provision For Credit Losses.” The remainder of the commercial real estate construction loan portfolio was comprised of loans made for various purposes, including the construction of office buildings, multifamily residential housing, retail space and other commercial development.

M&T Realty Capital Corporation, a commercial real estate lending subsidiary of M&T Bank, participates in the Delegated Underwriting and Servicing (“DUS”) program of the Federal National Mortgage Association (“Fannie Mae”), pursuant to which commercial real estate loans are originated in accordance with terms and conditions specified by Fannie Mae and sold. Under this program, loans are sold with partial credit recourse to M&T Realty Capital Corporation. The amount of recourse is generally limited to one-third of any credit loss incurred by the purchaser on an individual loan, although in some cases the recourse amount is less than one-third of the outstanding principal balance. The Company’s maximum credit risk for recourse associated with sold commercial real estate loans was approximately $2.0 billion and $1.8 billion at December 31, 2012 and 2011, respectively. There have been no material losses incurred as a result of those recourse arrangements. Commercial real estate loans held for sale at December 31, 2012 and 2011 aggregated $200 million and $161 million, respectively. At December 31, 2012 and 2011, commercial real estate loans serviced for other investors by the Company were $10.6 billion and $9.0 billion, respectively. Those serviced loans are not included in the Company’s consolidated balance sheet.

Real estate loans secured by one-to-four family residential properties were $11.2 billion at December 31, 2012, including approximately 38% secured by properties located in New York State, 13% secured by properties located in Pennsylvania and 23% secured by properties located in the Mid-Atlantic area. At December 31, 2012, $1.2 billion of residential real estate loans were held for sale, compared with $210 million at December 31, 2011. The significant increase in residential real estate loans held for sale at December 31, 2012 as compared with December 31, 2011 reflected the Company’s decision to originate for sale the majority of such loans originated after August 31, 2012 due to the significant growth in the residential real estate loan portfolio and the pending Hudson City acquisition. Prior thereto, the Company had been retaining more loans for its portfolio. The Company’s portfolio of alternative (“Alt-A”) residential real estate loans held for investment at December 31, 2012 declined to $462 million from $542 million at December 31, 2011. Alt-A loans represent loans that at origination typically included some form of limited borrower documentation requirements as compared with more traditional residential real estate loans. Loans in the Company’s Alt-A portfolio were originated by the Company prior to 2008. Loans to individuals to finance the construction of one-to-four family residential properties totaled $39 million at December 31, 2012 and $43 million at December 31, 2011, or approximately .1% of total loans and leases at each of those dates. Information about the credit performance of the Company’s Alt-A loans and other residential real estate loans is included herein under the heading “Provision For Credit Losses.”

Consumer loans comprised approximately 19% and 21% of the average loan portfolio during 2012 and 2011, respectively. The two largest components of the consumer loan portfolio are outstanding balances of home equity lines of credit and automobile loans. Average balances of home equity lines of credit outstanding represented approximately 9% and 11% of average loans outstanding in 2012 and 2011, respectively. Automobile loans represented approximately 4% of the Company’s average loan portfolio during 2012, compared with 5% in 2011. No other consumer loan product represented more than 3% of average loans outstanding in 2012. Approximately 40% of home equity lines of credit outstanding at December 31, 2012 were secured by properties in New York State, and 21% and 37% were secured by properties in Pennsylvania and the Mid-Atlantic area, respectively. Average outstanding balances of home equity lines of credit were approximately $5.9 billion in each of 2012 and 2011. At December 31, 2012, 35% and 25% of the automobile loan portfolio were to customers residing in New York State and Pennsylvania, respectively. Although automobile loans have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. Outstanding automobile loan balances were $2.5 billion and $2.7 billion at December 31, 2012 and 2011, respectively.

Table 7 presents the composition of the Company’s loan and lease portfolio at the end of 2012, including outstanding balances to businesses and consumers in New York State, Pennsylvania, the Mid-Atlantic area and other states. Approximately 44% of total loans and leases at December 31, 2012 were to New York State customers, while 18% and 24% were to Pennsylvania and the Mid-Atlantic area customers, respectively.

Table 7

LOANS AND LEASES, NET OF UNEARNED DISCOUNT

December 31, 2012

		Percent of Dollars Outstanding
	Outstandings	New York State	Pennsylvania	Mid-Atlantic	Other
	(In millions)
Real estate
Residential	$11,241	38%	13%	23%	26%
Commercial	25,994	50 (a)	14	26	10

Total real estate	37,235	47%	13%	25%	15%

Commercial, financial, etc.	16,489	44%	26%	19%	11%
Consumer
Home equity lines	5,845	40%	21%	37%	2%
Home equity loans	477	13	32	50	5
Automobile	2,508	35	25	20	20
Other secured or guaranteed	2,059	27	15	17	41
Other unsecured	670	39	23	34	4

Total consumer	11,559	36%	21%	30%	13%

Total loans	65,283	44%	18%	24%	14%

Commercial leases	1,288	50%	14%	13%	23%

Total loans and leases	$66,571	44%	18%	24%	14%

(a)	Includes loans secured by properties located in neighboring states generally considered to be within commuting distance of New York City.

Balances of investment securities averaged $7.0 billion in 2012, compared with $7.1 billion and $8.0 billion in 2011 and 2010, respectively. The slight decline in such balances in 2012 as compared with 2011 reflects the impact of maturities and paydowns of mortgage-backed securities, partially offset by purchases of $250 million of residential mortgage-backed securities guaranteed by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) during the second quarter of 2012 and the full-year impact of purchases of residential mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac and the

Government National Mortgage Association (“Ginnie Mae”) during 2011. The 12% decline in average investment securities balances from 2010 to 2011 reflects the impact of sales of investment securities in 2011, as well as maturities and paydowns of mortgage-backed securities. During 2011, the Company realized gains of $150 million from the sale of investment securities available for sale, predominantly residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, collateralized debt obligations and trust preferred securities, having an amortized cost of $1.7 billion. The Company sold the securities in connection with the acquisition of Wilmington Trust in order to manage its balance sheet size and composition and resultant capital ratios. Partially offsetting those factors were purchases of residential mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae aggregating approximately $3.3 billion. The Wilmington Trust acquisition added approximately $510 million to the investment securities portfolio on the May 16, 2011 acquisition date.

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

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” Other-than-temporary impairment charges of $48 million (pre-tax) and $77 million (pre-tax) were recognized during 2012 and 2011, respectively, related to certain privately issued CMOs backed by residential and commercial real estate loans. Other-than-temporary impairment charges of $86 million (pre-tax) were recognized during 2010. Approximately $68 million of those charges related to privately issued CMOs backed by residential and commercial real estate loans, $6 million related to CDOs backed by trust preferred securities issued by financial institutions and $12 million related to American Depositary Shares (“ADSs”) of Allied Irish Banks, p.l.c. (“AIB”). The AIB ADSs were obtained in the 2003 acquisition of a subsidiary of AIB and were held to satisfy options to purchase such shares granted by that subsidiary to certain employees. Factors contributing to the impairment charge included mounting credit and other losses incurred by AIB and ongoing Irish government support that diluted AIB common shareholders. Persistently high unemployment, depressed real estate values that have been slow to recover and the resulting increased loan delinquencies and foreclosures that have led to a backlog of homes held for sale by financial institutions and others were significant factors contributing to the recognition of the other-than-temporary impairment charges related to CMOs and CDOs. Based on management’s assessment of future cash flows associated with individual investment securities, as of December 31, 2012, the Company concluded that the remaining declines associated with the rest of the investment securities portfolio were temporary in nature. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 20 of Notes to Financial Statements.

Other earning assets include interest-earning deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $628 million in 2012, $1.5 billion in 2011 and $417 million in 2010. Interest-bearing deposits at banks averaged $528 million in 2012, compared with $1.2 billion and $102 million in 2011 and 2010, respectively. The significantly higher balances in 2012 and 2011 as compared with 2010 were due to increased deposits at the Federal Reserve Bank of New York resulting largely from the businesses obtained in the Wilmington Trust acquisition. Also reflected in other earning assets were purchases of investment securities under agreements to resell, which averaged $168 million and $214 million during 2011 and 2010, respectively. There were no agreements to resell securities outstanding during 2012. Agreements to resell securities, of which there were none outstanding at the 2012, 2011 and 2010 year-ends, are accounted for similar to collateralized loans, with changes in market value of the collateral monitored by the Company to ensure sufficient coverage. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

The most significant source of funding for the Company is core deposits. A provision of the Dodd-Frank Act that was signed into law in 2010 permanently increased the maximum amount of FDIC deposit insurance for financial institutions to $250,000 per depositor from the previous limit of $100,000. Thus, beginning in 2011, the Company defines core deposits as noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. Prior to December 31, 2010 time deposits of $100,000 or less were considered to be core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit of $250,000 or less generated on a nationwide basis by Wilmington Trust, N.A. were also included in core deposits. Average core deposits totaled $59.1 billion in 2012, up from $52.0 billion in 2011 and $43.6 billion in 2010. The change in the Company’s definition of core deposits to include time deposits from $100,000 to $250,000 increased average core deposits by approximately $964 million in 2011. The Wilmington Trust acquisition added approximately $6.6 billion of core deposits on May 16, 2011. The K Bank acquisition transaction added $491 million of core deposits on November 5, 2010. Average core deposits of Wilmington Trust, N.A. were $1.2 billion in 2012, $630 million in 2011 and $217 million in 2010. Excluding the impact of the December 31, 2010 change in the Company’s definition of core deposits and deposits obtained in acquisition transactions, the growth in core deposits from 2010 to 2012 was due, in part, to the lack of attractive alternative investments available to the Company’s customers resulting from lower interest rates and from the economic environment in the U.S. and higher balances held on behalf of trust customers. The low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have generally increased. Funding provided by core deposits represented 84% of average earning assets in 2012, compared with 80% and 73% in 2011 and 2010, respectively. Table 8 summarizes average core deposits in 2012 and percentage changes in the components of such deposits over the past two years. Core deposits aggregated $62.7 billion and $56.4 billion at December 31, 2012 and 2011, respectively.

Table 8

AVERAGE CORE DEPOSITS

		Percentage Increase (Decrease) from
	2012	2011 to 2012	2010 to 2011
	(In millions)
NOW accounts	$832	15%	25%
Savings deposits	32,354	11	16
Time deposits (a)	4,196	(14)	14
Noninterest-bearing deposits	21,761	26	26

Total	$59,143	14%	19%

(a)	Average time deposits considered core deposits in 2012 and 2011 represented time deposits of $250,000 or less. In 2010, average time deposits considered core deposits were those with balances less than $100,000.

Additional funding sources for the Company included branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits. Time deposits over $250,000, excluding brokered certificates of deposit, averaged $410 million in 2012 and $491 million in 2011. Similar time deposits over $100,000 averaged $1.7 billion 2010. Cayman Islands office deposits averaged $605 million in 2012, $779 million in 2011 and $1.0 billion in 2010. Average brokered time deposits totaled $741 million in 2012, compared with $1.1 billion in 2011 and $642 million in 2010, and at December 31, 2012 and 2011 totaled $462 million and $1.0 billion, respectively. Brokered time deposits obtained in the acquisition of Wilmington Trust totaled $1.4 billion as of May 16, 2011. The Company also had brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged $1.1 billion, $1.3 billion and $1.2 billion in 2012, 2011 and 2010, respectively. The levels of brokered NOW and brokered money-market deposit accounts reflect the demand for such deposits, largely resulting from continued uncertain economic markets and the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. The level of Cayman Islands office deposits and brokered deposits are also reflective of customer demand. Additional amounts of such deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank and others as sources of funding. Short-term borrowings averaged $839 million in 2012, $827 million in 2011 and $1.9 billion in 2010. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $669 million, $593 million and $1.7 billion in 2012, 2011 and 2010, respectively. Overnight federal funds borrowings represented the largest component of average short-term borrowings and totaled $939 million at December 31, 2012 and $590 million at December 31, 2011.

Long-term borrowings averaged $5.5 billion in 2012, $7.0 billion in 2011 and $9.2 billion in 2010. Included in average long-term borrowings were amounts borrowed from FHLBs of $768 million in 2012, $1.9 billion in 2011 and $4.2 billion in 2010, and subordinated capital notes of $2.0 billion in each of 2012 and 2011 and $1.8 billion in 2010. On July 2, 2012, M&T Bank redeemed $400 million of subordinated capital notes that were due to mature in 2013, as such notes ceased to qualify as regulatory capital during the one-year period before their contractual maturity date. Subordinated capital notes assumed in connection with the Wilmington Trust acquisition totaled $450 million at May 16, 2011. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of December 31, 2012, interest rate swap agreements were used to hedge approximately $900 million of fixed rate subordinated notes. Further information on interest rate swap agreements is provided in note 18 of Notes to Financial Statements. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.2 billion in each of 2012, 2011 and 2010. Additional information regarding junior subordinated debentures, as well as information regarding contractual maturities of long-term borrowings, is provided in note 9 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.4 billion during 2012, $1.5 billion during 2011 and $1.6 billion during 2010. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.48% in each of 2012 and 2011, compared with 3.59% in 2010. The yield on the Company’s earning assets decreased 13 basis points to 4.22% in 2012 from 4.35% in 2011, while the rate paid on interest-bearing liabilities also declined 13 basis points to .74% in 2012 from .87% in 2011. The yield on earning assets during 2011 declined 26 basis points from 4.61% in 2010, while the rate paid on interest-bearing liabilities decreased 15 basis points from 1.02% in 2010. The Federal Open Market Committee (“FOMC”) noted in January 2013 that a highly accommodative stance on monetary policy will remain appropriate for a considerable time after its asset purchase program ends and the economic recovery strengthens. In particular, the FOMC decided to keep the target range for the federal funds rate at 0% to .25% and currently anticipates that this exceptionally low range for the federal funds rate will be appropriate as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than a half percentage point above the FOMC’s two percent longer-run goal, and longer-term inflation expectations continue to be well anchored.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $23.7 billion in 2012, compared with $18.5 billion in 2011 and $14.4 billion in 2010. The significant increases in average net interest-free funds in 2012 and 2011 were largely the result of higher balances of noninterest-bearing deposits, which averaged $21.8 billion in 2012, $17.3 billion in 2011 and $13.7 billion in 2010. In connection with the Wilmington Trust acquisition, the Company added noninterest-bearing deposits totaling $2.0 billion at the acquisition date. Goodwill and core deposit and other intangible assets averaged $3.7 billion in each of 2012, 2011 and 2010. Core deposit and other intangible assets added from the Wilmington Trust acquisition were $112 million on May 16, 2011. The cash surrender value of bank owned life insurance averaged $1.6 billion in 2012 and $1.5 billion in each of 2011 and 2010. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .25% in each of 2012, 2011 and 2010.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.73% in each of 2012 and 2011, compared with 3.84% in 2010. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin. In particular, the relatively low interest rate environment continues to exert downward pressure on yields on loans, investment securities and other earning assets.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $900 million at each of December 31, 2012 and 2011. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount of the agreements at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized in 2012, 2011 and 2010 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $143 million at December 31, 2012 and $147 million at December 31, 2011. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of December 31, 2012 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $69 million of collateral with the Company. Additional information about swap agreements and the items being hedged is included in note 18 of Notes to Financial Statements. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in table 9.

Table 9

INTEREST RATE SWAP AGREEMENTS

	Year Ended December 31
	2012		2011		2010
	Amount	Rate(a)	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$—	—%	$—	—%	$—	—%
Interest expense	(36,368)	(.08)	(37,709)	(.08)	(41,885)	(.09)

Net interest income/margin	$36,368	.05%	$37,709	.06%	$41,885	.07%

Average notional amount	$900,000		$900,000		$1,012,786
Rate received(b)		6.07%		6.07%		6.27%
Rate paid(b)		2.03%		1.88%		2.14%

(a)	Computed as a percentage of average earning assets or interest-bearing liabilities.

(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during year.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses was $204 million in 2012, compared with $270 million in 2011 and $368 million in 2010. Net loan charge-offs aggregated $186 million in 2012, $265 million in 2011 and $346 million in 2010. Net loan charge-offs as a percentage of average loans outstanding were .30% in 2012, compared with .47% in 2011 and .67% in 2010. While the Company has experienced improvement in its credit quality metrics during the past few years, sluggish economic activity, relatively high unemployment rates, generally depressed real estate valuations and higher than normal levels of delinquencies and charge-offs have significantly affected the credit performance of the Company’s loan portfolios. In particular, the Company’s Alt-A residential real estate loan portfolio and its residential real estate builder and developer loan portfolio experienced the majority of the credit problems related to the turmoil in the residential real estate market place. The Company also experienced higher levels of commercial loan and consumer loan charge-offs over the past five years as compared with years preceding the economic downturn in 2008. A summary of the Company’s loan charge-offs, provision and allowance for credit losses is presented in table 10 and in note 5 of Notes to Financial Statements.

Table 10

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

	2012	2011	2010	2009	2008
	(Dollars in thousands)
Allowance for credit losses beginning balance	$908,290	$902,941	$878,022	$787,904	$759,439
Charge-offs during year
Commercial, financial, leasing, etc.	41,148	55,021	91,650	180,119	102,092
Real estate — construction	27,687	63,529	86,603	127,728	105,940
Real estate — mortgage	58,572	81,691	108,500	95,109	73,485
Consumer	103,348	109,246	125,593	153,506	139,138

Total charge-offs	230,755	309,487	412,346	556,462	420,655

Recoveries during year
Commercial, financial, leasing, etc.	11,375	10,224	26,621	7,999	8,587
Real estate — construction	3,693	5,930	4,975	2,623	369
Real estate — mortgage	8,847	10,444	10,954	6,917	4,069
Consumer	20,410	18,238	23,963	25,041	24,620

Total recoveries	44,325	44,836	66,513	42,580	37,645

Net charge-offs	186,430	264,651	345,833	513,882	383,010
Provision for credit losses	204,000	270,000	368,000	604,000	412,000
Allowance related to loans sold or securitized	—	—	—	—	(525)
Consolidation of loan securitization trusts	—	—	2,752	—	—

Allowance for credit losses ending balance	$925,860	$908,290	$902,941	$878,022	$787,904

Net charge-offs as a percent of:
Provision for credit losses	91.39%	98.02%	93.98%	85.08%	92.96%
Average loans and leases, net of unearned discount	.30%	.47%	.67%	1.01%	.78%
Allowance for credit losses as a percent of loans and leases, net of unearned discount, at year-end	1.39%	1.51%	1.74%	1.69%	1.61%

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The excess of cash flows expected at acquisition over the estimated fair value is being recognized as interest income over the lives of the loans. The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet. The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans obtained in acquisitions subsequent to 2008 was $5.8 billion and $8.2 billion at December 31, 2012 and 2011, respectively. The portion of the nonaccretable balance related to remaining principal losses as well as life-to-date principal losses charged against the nonaccretable balance as of December 31, 2012 and 2011 are presented in table 11.

Table 11

NONACCRETABLE BALANCE — PRINCIPAL

	Remaining Balance		Life-to-date Charges
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands)
Commercial, financing, leasing, etc	$40,198	$56,059	$63,190	$55,086
Commercial real estate	285,681	470,788	262,062	208,770
Residential real estate	36,471	66,424	46,842	29,983
Consumer	50,856	93,734	63,132	42,424

Total	$413,206	$687,005	$435,226	$336,263

The Company regularly reviews its cash flow projections for acquired loans, including its estimates of lifetime principal losses. In general, based on stabilizing economic conditions and the Company’s success at restructuring several large acquired loans, the estimates of cash flows expected to be generated by acquired loans increased by approximately 2%, or $178 million, in 2012. That improvement reflected a lowering of estimated principal losses by approximately $175 million, largely driven by a $132 million decrease in expected principal losses in the acquired commercial real estate portfolios. The increases in projected cash flows, including both the $175 million of principal referred to above and interest payments related thereto, resulted in a $200 million transfer from the nonaccretable balance to the accretable yield. Approximately $45 million of that transfer was recognized as interest income in 2012. The remainder will be recognized as interest income in subsequent years.

Nonaccrual loans totaled $1.01 billion or 1.52% of outstanding loans and leases at December 31, 2012, compared with $1.10 billion or 1.83% at December 31, 2011 and $1.14 billion or 2.19% at December 31, 2010. Additions to nonaccrual loans during 2012 were more than offset by the impact on such loans from payments received and charge-offs. During the fourth quarter of 2012, a relationship with a long-time customer with loans of $64 million was placed on nonaccrual status. The loans were secured by residential real estate and deemed well-collateralized by the Company as of December 31, 2012. The largest relationship that was added to nonaccrual loans in 2011 was a $20 million loan to a builder and developer of residential real estate properties in the Mid-Atlantic area. Softness in the residential real estate marketplace has resulted in depressed real estate values and high levels of delinquencies, both for loans to consumers and loans to builders and developers of residential real estate. Conditions in the U.S. economy have resulted in generally higher levels of nonaccrual loans than historically experienced by the Company.

Accruing loans past due 90 days or more (excluding acquired loans) were $358 million or .54% of total loans and leases at December 31, 2012, compared with $288 million or .48% at December 31, 2011 and $251 million or .48% at December 31, 2010. Those loans included loans guaranteed by government-related entities of $316 million, $253 million and $207 million at December 31, 2012, 2011 and 2010, respectively. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $294 million at December 31, 2012, $241 million at December 31, 2011 and $191 million at December 31, 2010. A summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in table 12.

Table 12

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

December 31	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans	$1,013,176	$1,097,581	$1,139,740	$1,255,552	$755,397
Real estate and other foreclosed assets	104,279	156,592	220,049	94,604	99,617

Total nonperforming assets	$1,117,455	$1,254,173	$1,359,789	$1,350,156	$855,014

Accruing loans past due 90 days or more(a)	$358,397	$287,876	$250,705	$205,172	$158,991

Government guaranteed loans included in totals above:
Nonaccrual loans	$57,420	$40,529	$39,883	$37,658	$32,506
Accruing loans past due 90 days or more	316,403	252,503	207,243	193,495	114,183

Renegotiated loans	$271,971	$214,379	$233,342	$212,548	$91,575

Acquired accruing loans past due 90 days or more(b)	$166,554	$163,738	$91,022	$55,638	$—

Purchased impaired loans(c):
Outstanding customer balance	$828,571	$1,267,762	$219,477	$172,772	—
Carrying amount	447,114	653,362	97,019	88,170	—
Nonaccrual loans to total loans and leases, net of unearned discount	1.52%	1.83%	2.19%	2.42%	1.54%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.68%	2.08%	2.60%	2.59%	1.74%
Accruing loans past due 90 days or more(a) to total loans and leases, net of unearned discount	.54%	.48%	.48%	.40%	.32%

(a)	Excludes acquired loans. Predominantly residential mortgage loans.

(b)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.

(c)	Accruing loans that were impaired at acquisition date and recorded at fair value.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $447 million at December 31, 2012, or less than 1% of total loans. Of that amount, $416 million related to the Wilmington Trust acquisition. Purchased impaired loans totaled $653 million at December 31, 2011. The decline in such loans during 2012 was predominantly the result of payments recovered from customers.

Acquired accruing loans past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Such loans totaled to $167 million at December 31, 2012, compared with $164 million at December 31, 2011.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $167 million and $143 million at December 31, 2012 and December 31, 2011, respectively.

Charge-offs of commercial loans and leases, net of recoveries, were $30 million in 2012, $45 million in 2011 and $65 million in 2010. Commercial loans and leases in nonaccrual status were $152 million at December 31, 2012, $164 million at December 31, 2011 and $173 million at December 31, 2010.

Net charge-offs of commercial real estate loans during 2012, 2011 and 2010 aggregated $36 million, $77 million and $118 million, respectively. Reflected in 2012’s charge-offs were $23 million of loans to residential real estate builders and developers, compared with $55 million and $71 million in 2011 and 2010, respectively. Commercial real estate loans classified as nonaccrual totaled $412 million at December 31, 2012, compared with $559 million at December 31, 2011 and $617 million at December 31, 2010. The decline in such loans from the 2011 year end to December 31, 2012 was largely attributable to the impact of a payoff in 2012’s second quarter of a $58 million construction loan to an owner/operator of retirement and assisted living facilities, other payments received, and, to a lesser extent, charge-offs of commercial real estate loans. The decline in commercial real estate loans in nonaccrual status from the 2010 year-end to December 31, 2011 resulted largely from a $35 million decrease in such loans to homebuilders and developers, charge-offs of other commercial real estate loans classified as nonaccrual and payments received. At December 31, 2012 and 2011, commercial real estate loans to residential homebuilders and developers classified as nonaccrual aggregated $182 million and $281 million, respectively, compared with $317 million at December 31, 2010. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the year ended December 31, 2012 is presented in table 13.

Table 13

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

	December 31, 2012			Year Ended December 31, 2012
		Nonaccrual		Net Charge-offs (Recoveries)
	Outstanding Balances(a)	Balances	Percent of Outstanding Balances	Balances	Percent of Average Outstanding Balances
	(Dollars in thousands)
New York	$186,564	$10,005	5.36%	$1,134	.69%
Pennsylvania	205,992	73,615	35.74	1,322	.53
Mid-Atlantic	649,479	91,798	14.13	21,365	2.76
Other	190,146	9,448	4.97	(334)	(.16)

Total	$1,232,181	$184,866	15.00%	$23,487	1.69%

(a)	Includes approximately $42 million of loans not secured by real estate, of which approximately $3 million are in nonaccrual status.

Net charge-offs of residential real estate loans were $38 million in 2012, $52 million in 2011 and $61 million in 2010. Nonaccrual residential real estate loans at the end of 2012 totaled $345 million, compared with $278 million and $268 million at December 31, 2011 and 2010, respectively. The increase in residential real estate loans classified as nonaccrual from December 31, 2011 to December 31, 2012 was predominantly related to the addition of $64 million of loans to one customer that are secured by residential real estate. Depressed real estate values and high levels of delinquencies have contributed to the higher than historical levels of residential real estate loans classified as nonaccrual at the three most recent year-ends and to the elevated levels of charge-offs. Net charge-offs of Alt-A loans were $20 million in 2012, $32 million in 2011 and $34 million in 2010. Nonaccrual Alt-A loans aggregated $96 million at December 31, 2012, compared with $105 million and $106 million at December 31, 2011 and 2010, respectively. Residential real estate loans past due 90 days or more and accruing interest (excluding acquired loans) totaled $313 million, $250 million and $192 million at December 31, 2012, 2011 and 2010, respectively. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the year ended December 31, 2012 is presented in table 14.

Consumer loan net charge-offs during 2012 totaled $83 million, compared with $91 million in 2011 and $102 million in 2010. Net charge-offs of consumer loans included: automobile loans of $14 million during 2012, $22 million during 2011 and $32 million during 2010; recreational vehicle loans of $18 million, $21 million and $23 million during 2012, 2011 and 2010, respectively; and home equity loans and lines of credit secured by one-to-four family residential properties of $31 million during 2012 and 2010, compared with $33 million during 2011. Nonaccrual consumer loans were $104 million at December 31, 2012, compared with $97 million and $80 million at December 31, 2011 and 2010, respectively. Included in nonaccrual consumer loans and leases at the 2012, 2011 and 2010 year-ends were: automobile loans of $25 million, $27 million and $32 million, respectively; recreational vehicle loans of $10 million, $13 million and $12 million; and outstanding balances of home equity loans and lines of credit, including junior lien Alt-A loans, of $58 million, $47 million and $33 million, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the year ended December 31, 2012 is presented in table 14.

Table 14

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Year Ended December 31, 2012
	December 31, 2012			Net Charge-offs
		Nonaccrual			Percent of Average Outstanding Balances
	Outstanding Balances	Balances	Percent of Outstanding Balances	Balances
	(Dollars in thousands)
Residential mortgages
New York	$4,175,829	$63,871	1.53%	$3,006	.08%
Pennsylvania	1,463,595	17,826	1.22	3,211	.25
Mid-Atlantic	2,446,519	36,963	1.51	4,077	.19
Other	2,669,467	128,448	4.81	6,971	.33

Total	$10,755,410	$247,108	2.30%	$17,265	.19%

Residential construction loans
New York	$5,203	$624	11.99%	$449	7.92%
Pennsylvania	2,459	260	10.57	78	3.19
Mid-Atlantic	9,138	148	1.62	—	—
Other	22,106	1,174	5.31	471	2.38

Total	$38,906	$2,206	5.67%	$998	2.53%

Alt-A first mortgages
New York	$72,020	$19,566	27.17%	$2,639	3.45%
Pennsylvania	14,474	2,368	16.36	553	3.41
Mid-Atlantic	85,620	15,224	17.78	1,998	2.19
Other	274,407	58,650	21.37	14,519	4.87

Total	$446,521	$95,808	21.46%	$19,709	4.09%

Alt-A junior lien
New York	$1,906	$197	10.34%	$185	8.92%
Pennsylvania	518	36	6.95	28	4.90
Mid-Atlantic	3,501	91	2.60	299	8.00
Other	9,839	587	5.97	2,084	18.91

Total	$15,764	$911	5.78%	$2,596	14.92%

First lien home equity loans
New York	$19,423	$811	4.18%	$92	.40%
Pennsylvania	99,932	3,355	3.36	695	.57
Mid-Atlantic	91,491	723	.79	592	.57
Other.	876	66	7.53	33	3.67

Total	$211,722	$4,955	2.34%	$1,412	.56%

First lien home equity lines
New York	$942,795	$3,914	.42%	$593	.06%
Pennsylvania	650,373	3,492	.54	842	.13
Mid-Atlantic	563,878	1,769	.31	703	.13
Other	19,146	1,163	6.07	2	.01

Total	$2,176,192	$10,338	.48%	$2,140	.10%

Junior lien home equity loans
New York	$42,029	$3,366	8.01%	$829	1.63%
Pennsylvania	49,224	1,110	2.25	510	.85
Mid-Atlantic	143,972	1,589	1.10	699	.41
Other	13,863	105	.76	234	1.47

Total	$249,088	$6,170	2.48%	$2,272	.77%

Junior lien home equity lines
New York	$1,431,453	$25,934	1.81%	$14,234	.95%
Pennsylvania	559,059	2,725	.49	2,363	.40
Mid-Atlantic	1,586,129	4,583	.29	5,129	.31
Other	92,543	2,455	2.65	921	.90

Total	$3,669,184	$35,697	.97%	$22,647	.59%

Information about past due and nonaccrual loans as of December 31, 2012 is also included in note 4 of Notes to Financial Statements.

Management determined the allowance for credit losses by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to the allowance for such losses as of each reporting date. Factors also considered by management when performing its assessment, in addition to general economic conditions and the other factors described above, included, but were not limited to: (i) the impact of residential real estate values on the Company’s portfolio of loans to residential real estate builders and developers and other loans secured by residential real estate; (ii) the concentrations of commercial real estate loans in the Company’s loan portfolio; (iii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; (iv) the repayment performance associated with the Company’s first and second lien loans secured by residential real estate; and (v) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types. The level of the allowance is adjusted based on the results of management’s analysis.

Management cautiously and conservatively evaluated the allowance for credit losses as of December 31, 2012 in light of: (i) residential real estate values and the level of delinquencies of loans secured by residential real estate loans; (ii) economic conditions in the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company. While there has been general improvement in economic conditions, concerns continue to exist about the strength of such improvement in both national and international markets; the level and volatility of energy prices; the slowly strengthening but still depressed housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued uncertainty about possible responses to state and local government budget deficits. Although the U.S. economy experienced recession and weak economic conditions during recent years, the impact of those conditions was not as pronounced on borrowers in the traditionally slower growth regions of upstate New York and central Pennsylvania. Approximately 60% of the Company’s loans are to customers in New York State and Pennsylvania. Home prices in upstate New York and central Pennsylvania were relatively stable in recent years, in contrast to declines in values in many other regions of the country. Therefore, despite the conditions, as previously described, the most severe credit issues experienced by the Company during the recent financial downturn were centered around residential real estate, including loans to builders and developers of residential real estate, in areas other than New York State and Pennsylvania.

The Company utilizes a loan grading system which is applied to all commercial and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Reflecting more stable economic conditions in the regions served by the Company and continued workouts of problem credits, criticized commercial loans and commercial real estate loans were $2.4 billion at December 31, 2012, compared with $2.8 billion at December 31, 2011. Loan officers with the support of loan review personnel in different geographic locations are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective geographic regions. On a quarterly basis, the Company’s centralized loan review department reviews all criticized commercial and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, expected cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company expanded its collections and loan workout staff and further refined its loss identification and estimation techniques by reference to loan performance and house price depreciation data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. At December 31, 2012 approximately 38% of the Company’s home equity portfolio consisted of first lien loans. Of the remaining junior lien loans in the portfolio, approximately 83% (or approximately 53% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company. For the junior lien loans where an entity other than the Company held a first lien mortgage, the Company cannot precisely determine whether there is a delinquency on such first lien mortgage. As a result, the Company typically only has knowledge of the exact stage of delinquency for that portion of the portfolio where the first lien is owned or serviced by the Company. The Company’s nonaccrual policy for junior lien home equity loans and lines of credit does consider the payment status of the senior lien loan in cases where the Company has knowledge about the payment status of such loan. To the extent known by the Company, if the senior lien loan, for payment delinquency or other reasons, would be on nonaccrual status, the Company similarly places the junior lien loan or line on nonaccrual status. At December 31, 2012, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $7 million and contributed to the increase in nonaccrual home equity loans and lines of credit, including junior lien Alt-A loans, from $47 million or .71% of such loans at December 31, 2011 to $58 million or .92% at 2012’s year end. The Company expects further increases in nonaccrual junior lien loans and lines as a result of ongoing efforts to obtain better information on first lien performance on its junior lien loans that were behind a first mortgage loan that was not owned or serviced by the Company. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience as presented in tables 10 and 14. Additionally, the Company generally evaluates home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. In determining the amount of such charge-offs, if the Company does not know the precise amount of the remaining first lien mortgage loan (typically because the Company does not own or service the first lien loan), the Company assumes that the first lien mortgage loan has had no principal amortization since the origination of the junior lien loan. Similarly, data used in estimating incurred losses for purposes of determining the allowance for credit losses also assumes no reductions in outstanding principal of first lien loans since the origination of the junior lien loan. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At December 31,

2012, approximately 96% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 22% were making contractually allowed payments that do not include any repayment of principal.

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

In determining the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases. In quantifying incurred losses, the Company considers the factors and uses the techniques described herein and in note 5 of Notes to Financial Statements. For purposes of determining the level of the allowance for credit losses, the Company segments its loan and lease portfolio by loan type. The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan by loan analysis of commercial loans and commercial real estate loans in nonaccrual status. Measurement of the specific loss components is typically based on expected future cash flows, collateral values or other factors that may impact the borrower’s ability to pay. Losses associated with loans secured by residential real estate and other consumer loans are generally determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. These forecasts give consideration to overall borrower repayment performance and current geographic region changes in collateral values using third party published historical price indices or automated valuation methodologies. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a junior lien position. Approximately 62% of the Company’s home equity portfolio consists of junior lien loans and lines of credit. The Company generally evaluates residential real estate loans and home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. Except for consumer loans and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively and loans obtained in acquisition transactions, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more and has been placed in nonaccrual status. Those impaired loans are evaluated for specific loss components. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Loans less than 90 days delinquent are deemed to have a minimal delay in payment and are generally not considered to be impaired. Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The impact of estimated future credit losses represents the predominant difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition. Subsequent decreases to those expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances.

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

The inherent base level loss components related to residential real estate loans and consumer loans are generally determined by applying loss factors to portfolio balances after consideration of payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates for loans secured by residential real estate, including home equity loans and lines of credit, are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors as previously described.

In evaluating collateral, the Company relies extensively on internally and externally prepared valuations. In recent years, valuations of residential real estate, which are usually based on sales of comparable properties, declined significantly in many regions across the United States. Commercial real estate valuations also refer to sales of comparable properties but oftentimes are based on calculations that utilize many assumptions and, as a result, can be highly subjective. Specifically, commercial real estate values can be significantly affected over relatively short periods of time by changes in business climate, economic conditions and interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Additionally, management is aware that there is oftentimes a delay in the recognition of credit quality changes in loans and, as a result, in changes to assigned loan grades due to time delays in the manifestation and reporting of underlying events that impact credit quality. Accordingly, loss estimates derived from the inherent base level loss component computation are adjusted for current national and local economic conditions and trends. Economic indicators in the most significant market regions served by the Company continued to improve modestly in 2012 but remained generally below pre-recession levels. For example, during 2012, private sector employment in most market areas served by the Company rose by 1.5%, trailing the 1.8% U.S. average. Private sector employment in 2012 increased 1.0% in upstate New York, 1.5% in areas of Pennsylvania served by the Company, 1.5% in Maryland, 1.4% in Greater Washington D.C. and 0.5% in the State of Delaware. In New York City, private sector employment increased by 2.4% in 2012, however, unemployment rates there remain elevated and are expected to continue at above historical levels during 2013. At the end of 2012 there remained significant concerns about the pace of national economic recovery from the recession, high unemployment, real estate valuations, high levels of consumer indebtedness, volatile energy prices, state and local government budget deficits, federal fiscal policy and sovereign debt issues in Europe that weigh on the global economic outlook. Those factors are expected to act as significant headwinds for the national economy in 2013.

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

A comparative allocation of the allowance for credit losses for each of the past five year-ends is presented in table 15. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodology described herein. Variations in the allocation of the allowance by loan category as a percentage of those loans reflect changes in management’s estimate of specific loss components and inherent base level loss components, including the impact of delinquencies and nonaccrual loans. As described in note 5 of Notes to Financial Statements, loans considered impaired were $1.1 billion at each of December 31, 2012 and December 31, 2011. The allocated portion of the allowance for credit losses related to impaired loans totaled $133 million at December 31, 2012 and $168 million at December 31, 2011. The unallocated portion of the allowance for credit losses was equal to .11% and .12% of gross loans outstanding at December 31, 2012 and 2011, respectively. Given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management deliberately remained cautious and conservative in establishing the overall allowance for credit losses. Given the Company’s high concentration of real estate loans and considering the other factors already discussed herein, management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Furthermore, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category. Additional information about the allowance for credit losses is included in note 5 of Notes to Financial Statements.

Table 15

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

December 31	2012	2011	2010	2009	2008
	(Dollars in thousands)
Commercial, financial, leasing, etc.	$246,759	$234,022	$212,579	$219,170	$231,993
Real estate	425,908	459,552	486,913	451,352	340,588
Consumer	179,418	143,121	133,067	137,124	140,571
Unallocated	73,775	71,595	70,382	70,376	74,752

Total	$925,860	$908,290	$902,941	$878,022	$787,904

As a Percentage of Gross Loans and Leases Outstanding
Commercial, financial, leasing, etc.	1.37%	1.47%	1.56%	1.59%	1.59%
Real estate	1.14	1.42	1.79	1.70	1.43
Consumer	1.55	1.19	1.16	1.14	1.28

Management believes that the allowance for credit losses at December 31, 2012 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $926 million or 1.39% of total loans and leases at December 31, 2012, compared with $908 million or 1.51% at December 31, 2011 and $903 million or 1.74% at December 31, 2010. The ratio of the allowance to total loans and leases at each respective year-end reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value based on estimated future cash flows expected to be received on those loans. Those cash flows reflect the impact of expected defaults on customer repayment performance. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value. The decline in the ratio of the allowance to total loans and leases from December 31, 2011 to the 2012 year end reflects the impact of newly originated loans for which significant losses have not been incurred as well as improvement in the levels of criticized and nonaccrual loans. The decline in that ratio from December 31, 2010 to December 31, 2011 reflects the impact of $5.5 billion of loans obtained in the acquisition of Wilmington Trust. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolios also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance to nonaccrual loans at the end of 2012, 2011 and 2010 was 91%, 83% and 79%, respectively. Given the Company’s position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

In establishing the allowance for credit losses, management follows the methodology described herein, including taking a conservative view of borrowers’ abilities to repay loans. The establishment of the allowance is extremely subjective and requires management to make many judgments about borrower, industry, regional and national economic health and performance. In order to present examples of the possible impact on the allowance from certain changes in credit quality factors, the Company assumed the following scenarios for possible deterioration of credit quality:

—	For consumer loans and leases considered smaller balance homogenous loans and evaluated collectively, a 40 basis point increase in loss factors;
—

For residential real estate loans and home equity loans and lines of credit, also considered smaller balance homogenous loans and evaluated collectively, a 15% increase in estimated inherent losses; and

—	For commercial loans and commercial real estate loans, a migration of loans to lower-ranked risk grades resulting in a 20% increase in the balance of classified credits in each risk grade.

For possible improvement in credit quality factors, the scenarios assumed were:

—	For consumer loans and leases, a 20 basis point decrease in loss factors;
—	For residential real estate loans and home equity loans and lines of credit, a 5% decrease in estimated inherent losses; and
—	For commercial loans and commercial real estate loans, a migration of loans to higher-ranked risk grades resulting in a 5% decrease in the balance of classified credits in each risk grade.

The scenario analyses resulted in an additional $72 million that could be identifiable under the assumptions for credit deterioration, whereas under the assumptions for credit improvement a $24 million reduction could occur. These examples are only a few of numerous reasonably possible scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses based on changes in assumptions and other factors.

Investor-owned commercial real estate loans secured by retail properties in the New York City metropolitan area represented 3% of loans outstanding at December 31, 2012. The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2012. Outstanding loans to foreign borrowers were $149 million at December 31, 2012, or .2% of total loans and leases.

Real estate and other foreclosed assets totaled $104 million at December 31, 2012, compared with $157 million at December 31, 2011 and $220 million at December 31, 2010. The decrease from December 31, 2011 to December 31, 2012 reflects sales of such assets. The decline in real estate and other foreclosed assets at December 31, 2011 as compared with the 2010 year-end reflects the sale during the second quarter of 2011 of a commercial real estate property located in New York City with a carrying value of $98 million. At December 31, 2012, the Company’s holding of residential real estate-related properties comprised approximately 60% of foreclosed assets.

Other Income

Other income aggregated $1.67 billion in 2012, up 5% from $1.58 billion in 2011. Reflected in such income were net gains and losses on investment securities (including other-than-temporary impairment losses), which totaled to a net loss of $48 million in 2012 and to a net gain of $73 million in 2011. Also reflected in noninterest income in 2011 were the $55 million CDO litigation settlement and the $65 million gain recognized on the Wilmington Trust acquisition. Excluding the specific items mentioned above, noninterest income was $1.72 billion in 2012, up $325 million from $1.39 billion in 2011. The predominant contributors to that rise in noninterest income were higher levels of mortgage banking revenues and trust income, the latter reflecting the full-year impact of the acquisition of Wilmington Trust.

Other income in 2011 was 43% higher than the $1.11 billion earned in 2010. As noted above, reflected in other income in 2011 were net gains from bank investment securities of $73 million, compared with net losses of $84 million in 2010. Excluding the impact of securities gains and losses from both years, the CDO litigation settlement and the $65 million gain on the acquisition of Wilmington Trust in 2011, and the $28 million gain associated with the K Bank acquisition transaction in 2010, other income of $1.39 billion in 2011 was up $226 million from $1.16 billion in 2010. The predominant contributor to that rise in noninterest income was higher trust income resulting from the Wilmington Trust acquisition. Higher revenues in 2011 from credit-related fees and merchant discount and credit card fees were offset by lower income from residential mortgage banking and service charges on deposit accounts.

Mortgage banking revenues aggregated $349 million in 2012, $166 million in 2011 and $185 million in 2010. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $264 million in 2012, $103 million in 2011 and $127 million in 2010. The significantly higher level of residential mortgage banking revenues in 2012 as compared with 2011 was due to increased volumes of loans originated for sale and wider margins related to such loans. Those higher volumes reflect increased refinancing activities by consumers in light of the low interest rate environment and include the impact of the Company’s involvement in the U.S. government’s Home Affordable Refinance Program (“HARP 2.0”), which allows homeowners to refinance their Fannie Mae or Freddie Mac mortgages when the value of their home has fallen such that they have little or no equity. The HARP 2.0 program will remain available to borrowers through December 31, 2013. The lower revenue in 2011 as compared with 2010 was largely attributable to lower volumes of loans originated for sale, which reflects the Company retaining for portfolio during most of 2011 a large portion of residential real estate loans originated.

New commitments to originate residential mortgage loans to be sold were approximately $5.1 billion in 2012, compared with $1.9 billion in 2011 and $4.1 billion in 2010. Included in those commitments to originate residential mortgage loans to be sold were HARP 2.0 commitments of $1.8 billion in 2012. The HARP 2.0 program began in December 2011. Realized gains from sales of residential mortgage loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase mortgage loans originated for sale) and recognized net unrealized gains or losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $157 million in 2012, compared with gains of $17 million in 2011 and $43 million in 2010.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues during 2012, 2011 and 2010 were reduced by approximately $28 million, $23 million and $30 million, respectively, related to the actual or anticipated settlement of repurchase obligations.

Late in the third quarter of 2010, the Company began to originate certain residential real estate loans to be held in its loan portfolio, rather than continuing to sell such loans. The retained loans conform to Fannie Mae and Freddie Mac underwriting guidelines. Retaining those residential real estate loans offset the impact of the declining investment securities portfolio resulting from maturities and pay-downs of residential mortgage-backed securities while providing high quality assets earning a reasonable yield. From March through June 2011, the Company resumed originating for sale the majority of new residential real estate loans. However, beginning in July 2011, the Company resumed originating the majority of residential real estate loans to be held in its loan portfolio. The decision to retain for portfolio the majority of such loans originated rather than selling them resulted in a reduction of residential mortgage banking revenues of approximately $53 million, $27 million and $11 million in 2012, 2011 and 2010, respectively. Due to the significant growth in the Company’s residential real estate loan portfolio and the pending Hudson City acquisition, beginning in September 2012 the majority of the Company’s commitments are to originate residential real estate loans for sale to third parties.

Loans held for sale that are secured by residential real estate totaled $1.2 billion and $210 million at December 31, 2012 and 2011, respectively. Commitments to sell residential mortgage loans and commitments to originate residential mortgage loans for sale at pre-determined rates were $2.3 billion and

$1.6 billion, respectively, at December 31, 2012, $296 million and $182 million, respectively, at December 31, 2011 and $458 million and $162 million, respectively, at December 31, 2010. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $83 million and $6 million at December 31, 2012 and 2011, respectively, and $11 million at December 31, 2010. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in a net increase in revenue of $77 million in 2012 and net decreases in revenue of $4 million and $5 million in 2011 and 2010, respectively.

Revenues from servicing residential mortgage loans for others were $100 million in 2012, up from $83 million in 2011 and $80 million in 2010. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans totaling $20 million in 2012, $23 million in 2011 and $27 million in 2010. Residential mortgage loans serviced for others totaled $35.9 billion at December 31, 2012, $40.7 billion a year earlier and $21.1 billion at December 31, 2010, including the small balance commercial mortgage loans noted above of approximately $3.8 billion, $4.4 billion and $5.2 billion at December 31, 2012, 2011 and 2010, respectively. Reflected in residential mortgage loans serviced for others were loans sub-serviced for others of $12.5 billion and $14.3 billion at December 31, 2012 and 2011, respectively. On September 30, 2011, the Company purchased servicing rights associated with residential mortgage loans having an outstanding principal balance of approximately $6.7 billion. The outstanding balances of such loans as of December 31, 2012 and 2011 were $5.2 billion and $6.4 billion, respectively. Approximately $19 million and $5 million of servicing fees related to that portfolio of loans were included in mortgage banking revenues during 2012 and 2011, respectively. Capitalized residential mortgage loan servicing assets, net of any applicable valuation allowance for possible impairment, totaled $108 million at December 31, 2012, compared with $145 million and $118 million at December 31, 2011 and 2010, respectively. The valuation allowance for possible impairment of capitalized residential mortgage servicing assets totaled $5 million and $2 million at the 2012 and 2011 year-ends, respectively. There was no similar valuation allowance at December 31, 2010. Included in capitalized residential mortgage servicing assets were purchased servicing rights associated with the small balance commercial mortgage loans noted above of $8 million, $16 million and $26 million at December 31, 2012, 2011 and 2010, respectively. Servicing rights for the small balance commercial mortgage loans were purchased from BLG or its affiliates. In addition, at December 31, 2012 and 2011 capitalized servicing rights included $2 million and $5 million, respectively, of servicing rights for $2.7 billion and $3.1 billion, respectively, of residential real estate loans that were purchased from affiliates of BLG. Additional information about the Company’s relationship with BLG and its affiliates is provided in note 24 of Notes to Financial Statements. Additional information about the Company’s capitalized residential mortgage loan servicing assets, including information about the calculation of estimated fair value, is presented in note 7 of Notes to Financial Statements.

Commercial mortgage banking revenues totaled $85 million in 2012, $63 million in 2011 and $58 million in 2010. Included in such amounts were revenues from loan origination and sales activities of $59 million in 2012, $41 million in 2011 and $40 million in 2010. Commercial mortgage loans originated for sale to other investors totaled approximately $2.5 billion in 2012, compared with $1.5 billion in 2011 and $1.6 billion in 2010. Loan servicing revenues totaled $26 million in 2012, $22 million in 2011 and $18 million in 2010. Capitalized commercial mortgage loan servicing assets aggregated $60 million at December 31, 2012, $51 million at December 31, 2011 and $43 million at December 31, 2010. Commercial mortgage loans serviced for other investors totaled $10.6 billion, $9.0 billion and $8.1 billion at December 31, 2012, 2011 and 2010, respectively, and included $2.0 billion, $1.8 billion and $1.6 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $340 million and $140 million, respectively, at December 31, 2012, $339 million and $178 million, respectively, at December 31, 2011 and $276 million and $73 million, respectively, at December 31, 2010. Commercial mortgage loans held for sale totaled $200 million, $161 million and $204 million at December 31, 2012, 2011 and 2010, respectively.

Service charges on deposit accounts declined 2% to $447 million in 2012 from $455 million in 2011. That decline reflects new regulations that were enacted as part of the Dodd-Frank Act related to limiting debit card interchange fees that financial institutions are able to assess. Those regulations were effective October 1, 2011. Partially offsetting the impact of those new regulations was the full-year impact of service charges on deposit accounts obtained in the Wilmington Trust acquisition. Deposit account service charges in 2010 were $478 million. The decline from 2010 to 2011 resulted from regulatory changes that went into effect during the third quarter of 2010 and in the fourth quarter of 2011. The 2010 change related to regulations promulgated by the Federal Reserve and other bank regulators that requires consumers to elect to be subject to fees for overdraft and certain deposit account transactions before a financial institution may charge such fees. The Company estimates that the impact of such regulations was to reduce service charges on deposit accounts by approximately $68 million and $35 million in 2011 and 2010, respectively. The regulatory changes that were effective October 1, 2011, as noted above, were part of the Dodd-Frank Act. The Company estimates that the impact of that change resulted in a reduction of service charges on deposit accounts of approximately $75 million and $17 million in 2012 and 2011, respectively. Partially offsetting the impact of the new regulations were service charges on deposit accounts obtained in the Wilmington Trust acquisition, which totaled approximately $18 million in 2011.

Trust income includes fees for trust and custody services provided to personal, corporate and institutional customers, and investment management and advisory fees that are often based on a percentage of the market value of assets under management. Trust income rose 42% in 2012 to $472 million from $332 million in 2011. During 2010, trust income aggregated $123 million. The Wilmington Trust acquisition contributed $366 million and $217 million to trust income in 2012 and 2011, respectively. That acquisition brought with it two significant sources of trust income. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. Many ICS clients are multinational corporations and institutions. The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Trust income in 2012 reflects ICS and WAS revenues of $193 million and $153 million, respectively. In 2011, revenues contributed by acquired ICS and WAS activities were $119 million and $87 million, respectively. Adversely impacting trust income in 2012, 2011 and 2010 were fee waivers by the Company in order to enable proprietary money-market funds to pay customers a yield on their investments in such funds. Those waived fees were approximately $57 million in 2012, $33 million in 2011 and $18 million in 2010. Total trust assets, which include assets under management and assets under administration, aggregated $255.9 billion at December 31, 2012, compared with $261.9 billion at December 31, 2011. Trust assets under management were $61.5 billion and $52.7 billion at December 31, 2012 and 2011, respectively. In addition to the asset amounts noted above, trust assets under management of affiliates totaled $15.4 billion and $14.3 billion at December 31, 2012 and 2011, respectively. Furthermore, the Company’s proprietary mutual funds had assets of $13.9 billion and $13.8 billion at December 31, 2012 and 2011, respectively.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, aggregated $59 million in 2012, $56 million in 2011 and $50 million in 2010. The improvement from 2011 to 2012 was due to higher revenues earned from the sale of mutual funds while the rise from 2010 to 2011 reflects higher sales of annuity products. Trading account and foreign exchange activity resulted in gains of $36 million in 2012 and $27 million in each of 2011 and 2010. The higher gains in 2012 as compared with 2010 and 2011 were due to increased market values of trading account assets held in connection with deferred compensation arrangements and to higher new volumes of interest rate swap agreement transactions executed on behalf of commercial customers. The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 18 of Notes to Financial Statements and herein under the heading “Liquidity, Market Risk, and Interest Rate Sensitivity.”

Including other-than-temporary impairment losses, the Company recognized net losses on investment securities of $48 million and $84 million during 2012 and 2010, respectively, compared with net gains of $73 million in 2011. During 2011, the Company realized gains of $150 million from the sale of investment securities available for sale, predominantly residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, collateralized debt obligations and trust preferred securities, having an amortized cost of $1.75 billion. Realized gains and losses from sales of investment securities were not significant in 2012 or 2010. Other-than-temporary impairment charges of $48 million, $77 million and $86 million were recorded in 2012, 2011 and 2010, respectively. The charges recorded in 2012 and 2011 related to certain privately issued CMOs backed by residential and commercial real estate loans. During

2010, the Company recognized impairment charges of $68 million related to certain privately issued CMOs backed by residential and commercial real estate loans, $6 million related to CDOs backed by trust preferred securities issued by financial institutions, and a $12 million write-down of AIB ADSs. The AIB ADSs were obtained in a prior acquisition of a subsidiary of AIB and were held to satisfy options to purchase such shares granted by that subsidiary to certain of its employees. Each reporting period the Company reviews its investment securities for other-than-temporary impairment. For equity securities, the Company considers various factors to determine if the decline in value is other than temporary, including the duration and extent of the decline in value, the factors contributing to the decline in fair value, including the financial condition of the issuer as well as the conditions of the industry in which it operates, and the prospects for a recovery in fair value of the equity security. For debt securities, the Company analyzes the creditworthiness of the issuer or reviews the credit performance of the underlying collateral supporting the bond. For debt securities backed by pools of loans, such as privately issued mortgage-backed securities, the Company estimates the cash flows of the underlying loan collateral using forward-looking assumptions of default rates, loss severities and prepayment speeds. Estimated collateral cash flows are then utilized to estimate bond-specific cash flows to determine the ultimate collectibility of the bond. If the present value of the cash flows indicates that the Company should not expect to recover the entire amortized cost basis of a bond or if the Company intends to sell the bond or it more likely than not will be required to sell the bond before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized. If an other-than-temporary impairment loss is deemed to have occurred, the investment security’s cost basis is adjusted, as appropriate for the circumstances. Additional information about other-than-temporary impairment losses is included herein under the heading “Capital.”

M&T’s share of the operating losses of BLG was $22 million in 2012, compared with $24 million and $26 million in 2011 and 2010, respectively. The operating losses of BLG in the respective years resulted from disruptions in the residential and commercial real estate markets and reflected provisions for losses associated with securitized loans and other loans held by BLG and loan servicing and other administrative costs. Under GAAP, such losses are required to be recognized by BLG despite the fact that many of the securitized loan losses will ultimately be borne by the underlying third party bond-holders. As these loan losses are realized through later foreclosure and still later sale of real estate collateral, the underlying bonds will be charged-down resulting in BLG’s future recognition of debt extinguishment gains. The timing of such debt extinguishment is largely dependent on the timing of loan workouts and collateral liquidations and, given ongoing loan loss provisioning, it is difficult to project when BLG will return to profitability. As a result of credit and liquidity disruptions, BLG ceased its originations of small-balance commercial real estate loans in 2008. As a result of past securitization activities, BLG is still entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings from its core mortgage origination and securitization activities. To this point, BLG’s affiliates have reinvested their earnings to generate additional servicing and asset management activities, further contributing to the value of those affiliates that inures to the benefit of BLG and, ultimately, M&T. In 2011’s final quarter the Company recognized a $79 million other-than-temporary impairment charge related to M&T’s 20% investment in BLG. While the small business commercial real estate securitization market that BLG previously operated in continues to be stagnant, its affiliated asset management and loan servicing operations continue to grow and perform well. BLG is entitled to receive, if and when made, cash distributions from affiliates, a portion of which is contractually required to be distributed to M&T. Nevertheless, in consideration of the passage of time since M&T’s original investment in BLG in 2007, the prospects of ongoing loan losses at BLG and the inability to accurately predict the timing of potential distributions to M&T, management concluded that the investment was other-than-temporarily impaired and wrote it down to its estimated fair value of $115 million. The impairment charge of $79 million was recorded in “other costs of operations” in 2011. The Company believes that the value of its investment in BLG as of December 31, 2012 has not changed significantly from that of a year earlier when the impairment charge was recognized. Information about the Company’s relationship with BLG and its affiliates is included in note 24 of Notes to Financial Statements.

Other revenues from operations totaled $374 million in 2012, compared with $497 million in 2011. Reflected in such revenues in 2011 were the $65 million gain realized on the acquisition of Wilmington Trust and the $55 million CDO litigation settlement. Excluding those two items, other revenues from operations were little changed in 2012 as compared with 2011, but nevertheless reflected higher merchant discount and credit card fees in 2012 offset by a decline in gains from the sale of previously leased equipment. Other revenues from operations were $355 million in 2010. In addition to the gain on the acquisition of Wilmington Trust and the CDO litigation settlement, contributing to the improvement in other revenues from operations in 2011 as compared with 2010 were increases in revenues from letter of credit and credit-related fees, merchant discount and credit card fees, and gains from the sale of previously leased equipment. Reflected in other revenues from operations in 2010 was the merger-related gain of $28 million related to the K Bank transaction.

Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $127 million, $130 million and $112 million in 2012, 2011 and 2010, respectively. The increase in such fees from 2010 to 2011 was due largely to higher income from providing letter of credit and loan syndication services. Tax-exempt income earned from bank owned life insurance aggregated $51 million in each of 2012 and 2011 and $50 million in 2010. Such income includes increases in cash surrender value of life insurance policies and benefits received. Revenues from merchant discount and credit card fees were $77 million in 2012, $60 million in 2011 and $46 million in 2010. The increased revenues in 2012 as compared with 2011 and in 2011 as compared with 2010 were largely attributable to higher transaction volumes related to merchant activity and usage of the Company’s credit card products. Insurance-related sales commissions and other revenues totaled $44 million in 2012, compared with $40 million in each of 2011 and 2010. Automated teller machine usage fees aggregated $19 million in each of 2012 and 2011 and $18 million in 2010.

Other Expense

Other expense totaled $2.51 billion in 2012, compared with $2.48 billion in 2011 and $1.91 billion in 2010. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $61 million, $62 million and $58 million in 2012, 2011 and 2010, respectively, and merger-related expenses of $10 million in 2012, $84 million in 2011 and $771 thousand in 2010. Exclusive of those nonoperating expenses, noninterest operating expenses were $2.44 billion in 2012, $2.33 billion in 2011 and $1.86 billion in 2010. The increase in such expenses in 2012 as compared with 2011 was largely attributable to the full-year impact of the operations obtained in the Wilmington Trust acquisition. Reflected in 2011 noninterest operating expenses were the previously discussed $79 million impairment charge related to BLG and the $30 million fourth quarter charitable contribution. The increase in noninterest operating expenses in 2011 as compared with 2010 was largely the result of the impact of the operations obtained in the Wilmington Trust acquisition, the impairment charge related to BLG, higher charitable contributions and higher FDIC assessments.

Salaries and employee benefits expense totaled $1.31 billion in 2012, compared with $1.20 billion and $1.00 billion in 2011 and 2010, respectively. The rise in such expenses in 2012 from 2011 reflects the full-year impact of the operations obtained in the acquisition of Wilmington Trust. Also contributing to the higher expense level in 2012 were increased incentive compensation costs and expenses related to pension and postretirement benefits. The higher expense levels in 2011 as compared with 2010 were predominantly due to the operations obtained in the Wilmington Trust acquisition, but also reflect $16 million of merger-related salaries and employee benefits expenses comprised predominantly of severance for Wilmington Trust employees. Stock-based compensation totaled $57 million in 2012, $56 million in 2011 and $54 million in 2010. The number of full-time equivalent employees was 14,404 at December 31, 2012, compared with 15,072 and 12,802 at December 31, 2011 and 2010, respectively.

The Company provides pension and other postretirement benefits (including a retirement savings plan) for its employees. Expenses related to such benefits totaled $105 million in 2012, $86 million in 2011 and $66 million in 2010. The Company sponsors both defined benefit and defined contribution pension plans. Pension benefit expense for those plans was $69 million in 2012, $53 million in 2011 and $38 million in 2010. Included in those amounts are $17 million in 2012, $13 million in 2011 and $14 million in 2010 for a defined contribution pension plan that the Company began on January 1, 2006. The rise in pension and other postretirement benefits expense in 2012 as compared with 2011 was largely reflective of a $17 million increase in amortization of actuarial losses accumulated in the defined benefit pension plans. The increase in expense in 2011 from 2010 was predominantly due to the impact of the Wilmington Trust acquisition and an increase in amortization of actuarial losses of approximately $7 million. The determination of pension expense and the recognition of net pension assets and liabilities for defined benefit pension plans requires management to make various assumptions that can significantly impact the actuarial calculations related thereto. Those assumptions include the expected long-term rate of return on plan assets, the rate of increase in future compensation levels and the discount rate. Changes in any of those assumptions will impact the Company’s pension expense. The expected long-term rate of return assumption is determined by taking into consideration asset allocations, historical returns on the types of assets held and current economic factors. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. The discount rate used by the Company to determine the present value of the Company’s future benefit obligations reflects specific market yields for a hypothetical portfolio of highly rated corporate bonds that would produce cash flows similar to the Company’s benefit plan obligations and the level of market interest rates in general as of the year-end. Other factors used to estimate the projected benefit obligations include actuarial assumptions for mortality rate, turnover rate, retirement rate and disability rate. Those other factors do not tend to change significantly over time. The Company reviews its pension plan assumptions annually to ensure that such assumptions are reasonable and adjusts those assumptions, as necessary, to reflect changes in future expectations. The Company utilizes actuaries and others to aid in that assessment.

The Company’s 2012 pension expense for its defined benefit plans was determined using the following assumptions: a long-term rate of return on assets of 6.50%; a rate of future compensation increase of 4.50%; and a discount rate of 4.25%. To demonstrate the sensitivity of pension expense to changes in the Company’s pension plan assumptions, 25 basis point increases in: the rate of return on plan assets would have resulted in a decrease in pension expense of $3 million; the rate of increase in compensation would have resulted in an increase in pension expense of $.4 million; and the discount rate would have resulted in a decrease in pension expense of $5 million. Decreases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentence. The accounting guidance for defined benefit pension plans reflects the long-term nature of benefit obligations and the investment horizon of plan assets, and has the effect of reducing expense volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments, in addition to various gains and losses resulting from changes in assumptions and investment returns which are different from that which was assumed. As of December 31, 2012, the Company had cumulative unrecognized actuarial losses of approximately $480 million that could result in an increase in the Company’s future pension expense depending on several factors, including whether such losses at each measurement date exceed ten percent of the greater of the projected benefit obligation or the market-related value of plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net unrealized losses had the effect of increasing the Company’s pension expense by approximately $37 million in 2012, $21 million in 2011 and $14 million in 2010.

GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit cost, are to be recognized as a component of other comprehensive income. As of December 31, 2012, the combined benefit obligations of the Company’s defined benefit postretirement plans exceeded the fair value of the assets of such plans by approximately $311 million. Of that amount, $105 million was related to qualified defined benefit plans that are periodically funded by the Company and $206 million related to non-qualified pension and other postretirement benefit plans that are generally not funded until benefits are paid. The Company was required to have a net pension and postretirement benefit liability for those plans that was at least equal to $311 million at December 31, 2012. Accordingly, as of December 31, 2012 the Company recorded an additional postretirement benefit liability of $455 million. After applicable tax effect, that additional liability reduced accumulated other comprehensive income (and thereby shareholders’ equity) by $277 million. The result of this was a year-over-year decrease of $2 million to the additional minimum postretirement benefit liability from the $457 million recorded at December 31, 2011. After applicable tax effect, the $2 million decrease in the additional required liability increased accumulated other comprehensive income in 2012 by $945 thousand from the prior year-end amount of $278 million. The rather insignificant change in the minimum liability from December 31, 2011 represents the net impact of actual experience during 2012 that differed from the actuarial assumptions used and from changes in those assumptions. Notably, gains from higher than expected investment returns earned in 2012 were offset by net losses in the remeasurement of the benefit obligations that resulted from a lowering of the discount rate used in that measurement. In determining the benefit obligation for defined benefit postretirement plans the Company used a discount rate of 3.75% at December 31, 2012 and 4.25% at December 31, 2011. A 25 basis point decrease in the assumed discount rate as of December 31, 2012 to 3.50% would have resulted in increases in the combined benefit obligations of all defined benefit postretirement plans (including pension and other plans) of $67 million. Under that scenario, the minimum postretirement liability adjustment at December 31, 2012 would have been $522 million, rather than the $455 million that was actually recorded, and the corresponding after tax-effect charge to accumulated other comprehensive income at December 31, 2012 would have been $317 million, rather than the $277 million that was actually recorded. A 25 basis point increase in the assumed discount rate to 4.00% would have decreased the combined benefit obligations of all defined benefit postretirement plans by $61 million. Under this latter scenario, the aggregate minimum liability adjustment at December 31, 2012 would have been $394 million rather than the $455 million actually recorded and the corresponding after tax-effect charge to accumulated other comprehensive income would have been $239 million rather than $277 million. The Company was not required to make any contributions to its qualified defined benefit pension plan in 2012, 2011 or 2010. However, during 2012 and 2011 the Company elected to make cash contributions of $200 million and $70 million, respectively. The Company did not make any contributions to its qualified defined benefit pension plan in 2010. Information about the Company’s pension plans, including significant assumptions utilized in completing actuarial calculations for the plans, is included in note 12 of Notes to Financial Statements.

The Company also provides a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. RSP expense totaled $31 million in 2012, $28 million in 2011 and $25 million in 2010.

Expenses associated with the defined benefit and defined contribution pension plans and the RSP totaled $100 million in 2012, $81 million in 2011 and $62 million in 2010. Expense associated with providing medical and other postretirement benefits was $5 million in 2012 and $4 million in each of 2011 and 2010.

Excluding the nonoperating expense items already noted, nonpersonnel operating expenses totaled $1.13 billion in 2012, compared with $1.14 billion in 2011. Higher expenses in 2012 related to the full-year impact of the operations obtained in the acquisition of Wilmington Trust and professional services were predominantly offset by the impairment charge related to BLG and the Company’s charitable contributions, both reflected in 2011. Nonpersonnel operating expenses were $856 million in 2010. The increase in such expenses from 2010 to 2011 was largely attributable to the impact of the operations obtained in the Wilmington Trust acquisition, the impairment charge related to BLG, the $30 million charitable contribution in 2011’s fourth quarter and higher FDIC assessments.

Income Taxes

The provision for income taxes was $523 million in 2012, compared with $365 million in 2011 and $357 million in 2010. The effective tax rates were 33.7%, 29.8% and 32.6% in 2012, 2011 and 2010, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items. For example, the recognition of the non-taxable gain of $65 million on the Wilmington Trust acquisition served to lower the effective tax rate in 2011. Income taxes in 2011 also reflect the resolution of previously uncertain tax positions that allowed the Company to reduce its accrual for income taxes in total by $12 million. Excluding the impact of (i) the non-taxable gain of $65 million on the Wilmington Trust acquisition and (ii) the $12 million accrual reversal related to the resolution with taxing authorities of previously uncertain tax positions, the Company’s effective tax rate for 2011 would have been 32.5%.

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

International Activities

The Company’s net investment in international assets aggregated $179 million at December 31, 2012 and $160 million at December 31, 2011. Such assets included $149 million and $128 million, respectively, of loans to foreign borrowers. Deposits in the Company’s office in the Cayman Islands totaled $1.0 billion at December 31, 2012 and $356 million at December 31, 2011. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable. M&T Bank opened a full-service commercial branch in Ontario, Canada during the second quarter of 2010. Loans and deposits at that branch as of December 31, 2012 were $139 million and $22 million, respectively, compared with $116 million and $14 million, respectively, at December 31, 2011. As a result of the Wilmington Trust acquisition, the Company offers trust-related services in Europe and the Cayman Islands. Revenues from providing such services during 2012 and 2011 were approximately $24 million and $15 million, respectively.

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

The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of acquisitions and expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits financed 86% of the Company’s earning assets at December 31, 2012, compared with 83% and 77% at December 31, 2011 and 2010, respectively. The increases in the amount of earning assets financed by core deposits at the 2012 and 2011 year-ends as compared with December 31, 2010 reflect higher levels of core deposits, largely due to higher noninterest-bearing deposits, that have allowed the Company to reduce short-term and long-term borrowings.

The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, Cayman Islands office deposits and borrowings from the FHLBs and others. At December 31, 2012, M&T Bank had short-term and long-term credit facilities with the FHLBs aggregating $9.8 billion. Outstanding borrowings under FHLB credit facilities totaled $30 million and $1.4 billion at December 31, 2012 and 2011, respectively. Such borrowings were secured by loans and investment securities. M&T Bank and Wilmington Trust, N.A. had available lines of credit with the Federal Reserve Bank of New York that totaled approximately $11.7 billion at December 31, 2012. The amounts of those lines are dependent upon the balances of loans and securities pledged as collateral. There were no borrowings outstanding under such lines of credit at December 31, 2012 or December 31, 2011.

The Company has, from time to time, issued subordinated capital notes and junior subordinated debentures associated with preferred capital securities to provide liquidity and enhance regulatory capital ratios. Such notes qualify for inclusion in the Company’s capital as defined by Federal regulators. However, pursuant to the Dodd-Frank Act, junior subordinated debentures associated with trust preferred securities will be phased-out of the definition of Tier 1 capital over a three-year period which began January 1, 2013. Information about the Company’s borrowings is included in note 9 of Notes to Financial Statements.

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings were $939 million and $590 million at December 31, 2012 and 2011, respectively. In general, those borrowings were unsecured and matured on the next business day. As previously noted, Cayman Islands office deposits and brokered certificates of deposit have been used by the Company as an alternative to short-term borrowings. Cayman Islands office deposits also generally mature on the next business day and totaled $1.0 billion and $356 million at December 31, 2012 and 2011, respectively. Outstanding brokered time deposits at December 31, 2012 and December 31, 2011 were $462 million and $1.0 billion, respectively. Brokered time deposits assumed in the Wilmington Trust transaction aggregated $1.4 billion at the acquisition date. At December 31, 2012, the weighted-average remaining term to maturity of brokered time deposits was 7 months. Certain of these brokered deposits have provisions that allow for early redemption. The Company also has brokered NOW and brokered money-market deposit accounts which aggregated $1.1 billion at each of December 31, 2012 and 2011.

The Company’s ability to obtain funding from these or other sources could be negatively impacted should the Company experience a substantial deterioration in its financial condition or its debt ratings, or should the availability of short-term funding become restricted due to a disruption in the financial markets. The Company attempts to quantify such credit-event risk by modeling scenarios that estimate the liquidity impact resulting from a short-term ratings downgrade over various grading levels. Such impact is estimated by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets. Information about the credit ratings of M&T and M&T Bank is presented in table 16. Additional information regarding the terms and maturities of all of the Company’s short-term and long-term borrowings is provided in note 9 of Notes to Financial Statements. In addition to deposits and borrowings, other sources of liquidity include maturities of investment securities and other earning assets, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

Table 16

DEBT RATINGS

	Moody’s	Standard and Poor’s	Fitch
M&T Bank Corporation
Senior debt	A3	A–	A–
Subordinated debt	Baa1	BBB+	BBB+
M&T Bank
Short-term deposits	Prime-1	A-1	F1
Long-term deposits	A2	A	A
Senior debt	A2	A	A–
Subordinated debt	A3	A–	BBB+

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $7 million and $40 million at December 31, 2012 and 2011, respectively. At each of December 31, 2012 and 2011, the VRDBs outstanding backed by M&T Bank letters of credit totaled $1.9 billion. M&T Bank also serves as remarketing agent for most of those bonds.

Table 17

MATURITY DISTRIBUTION OF SELECTED LOANS(a)

December 31, 2012	Demand	2013	2014-2017	After 2017
	(In thousands)
Commercial, financial, etc.	$6,580,590	$2,467,660	$6,524,710	$782,662
Real estate — construction	189,213	1,393,666	1,668,723	299,693

Total	$6,769,803	$3,861,326	$8,193,433	$1,082,355

Floating or adjustable interest rates			$6,489,840	$637,604
Fixed or predetermined interest rates			1,703,593	444,751

Total			$8,193,433	$1,082,355

(a)	The data do not include nonaccrual loans.

The Company enters into contractual obligations in the normal course of business which require future cash payments. The contractual amounts and timing of those payments as of December 31, 2012 are summarized in table 18. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 21 of Notes to Financial Statements. Table 18 summarizes the Company’s other commitments as of December 31, 2012 and the timing of the expiration of such commitments.

Table 18

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

December 31, 2012	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(In thousands)
Payments due for contractual obligations
Time deposits	$3,575,766	$739,495	$234,165	$12,940	$4,562,366
Deposits at Cayman Islands office	1,044,519	—	—	—	1,044,519
Federal funds purchased and agreements to repurchase securities	1,074,482	—	—	—	1,074,482
Long-term borrowings	258,102	28,220	1,864,845	2,456,591	4,607,758
Operating leases	76,772	144,729	95,804	142,520	459,825
Other	56,765	25,557	14,748	5,952	103,022

Total	$6,086,406	$938,001	$2,209,562	$2,618,003	$11,851,972

Other commitments
Commitments to extend credit	$9,111,575	$5,817,504	$4,108,807	$3,270,420	$22,308,306
Standby letters of credit	1,857,771	1,533,932	547,619	86,007	4,025,329
Commercial letters of credit	18,877	34,324	—	—	53,201
Financial guarantees and indemnification contracts	145,761	260,508	307,188	1,406,904	2,120,361
Commitments to sell real estate loans	2,617,751	7,657	—	—	2,625,408

Total	$13,751,735	$7,653,925	$4,963,614	$4,763,331	$31,132,605

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at December 31, 2012 approximately $944 million was available for payment of dividends to M&T from banking subsidiaries. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 9 of Notes to Financial Statements. The $300 million of 5.375% senior notes of M&T that were issued in 2007 matured and were repaid in 2012. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at December 31, 2012. A similar $30 million line of credit was entirely available for borrowing at December 31, 2011.

Table 19

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

December 31, 2012	One Year or Less	One to Five Years	Five to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Investment securities available for sale(a)
U.S. Treasury and federal agencies
Carrying value	$2,047	$35,505	$1,792	$—	$39,344
Yield	1.64%	1.71%	2.04%	—	1.72%
Obligations of states and political subdivisions
Carrying value	1,653	3,473	5,653	10,122	20,901
Yield	6.12%	5.71%	4.01%	1.68%	3.33%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	131,173	551,105	641,397	2,047,366	3,371,041
Yield	3.25%	3.24%	3.25%	3.26%	3.25%
Privately issued
Carrying value	27,930	132,035	175,309	688,612	1,023,886
Yield	3.24%	3.21%	3.18%	3.19%	3.19%
Other debt securities
Carrying value	1,252	4,161	2,772	165,634	173,819
Yield	1.41%	3.88%	4.42%	4.00%	3.99%
Equity securities
Carrying value	—	—	—	—	110,446
Yield	—	—	—	—	1.06%

Total investment securities available for sale
Carrying value	164,055	726,279	826,923	2,911,734	4,739,437
Yield	3.24%	3.17%	3.24%	3.28%	3.20%

Investment securities held to maturity
Obligations of states and political subdivisions
Carrying value	26,716	50,310	104,901	176	182,103
Yield	4.15%	5.17%	5.59%	6.71%	5.26%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	30,376	135,669	206,530	224,765	597,340
Yield	2.94%	2.94%	2.94%	2.94%	2.94%
Privately issued
Carrying value	7,388	30,261	39,788	164,941	242,378
Yield	2.66%	2.68%	2.72%	2.91%	2.84%
Other debt securities
Carrying value	—	—	—	10,455	10,455
Yield	—	—	—	5.48%	5.48%

Total investment securities held to maturity
Carrying value	64,480	216,240	351,219	400,337	1,032,276
Yield	3.41%	3.42%	3.71%	3.00%	3.35%

Other investment securities	—	—	—	—	302,648

Total investment securities
Carrying value	$228,535	$942,519	$1,178,142	$3,312,071	$6,074,361
Yield	3.29%	3.23%	3.38%	3.25%	3.07%

(a)	Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.

(b)	Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

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

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2012, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $900 million. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Net Interest Income/Lending and Funding Activities” and in note 18 of Notes to Financial Statements.

Table 20

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS

WITH BALANCES OF $100,000 OR MORE

December 31, 2012
(In thousands)
Under 3 months	$312,801
3 to 6 months	183,149
6 to 12 months	292,644
Over 12 months	241,334

Total	$1,029,928

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

Table 21 displays as of December 31, 2012 and 2011 the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

Table 21

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income December 31
Changes in Interest Rates	2012	2011
	(In thousands)
+ 200 basis points	$210,030	$117,826
+ 100 basis points	117,198	64,103
– 100 basis points	(69,687)	(62,055)
– 200 basis points	(90,333)	(83,369)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in rates during a twelve-month period of 100 and 200 basis points, as compared with the assumed base scenario. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. The change in interest rate sensitivity to rising interest rates at December 31, 2012 as compared with December 31, 2011 reflects a higher percentage of funding coming from core deposits, including noninterest-bearing deposits, a greater mix of variable rate commercial loans, and updated projected deposit pricing assumptions. Partially offsetting those changes was the growth in fixed rate residential real estate loans.

Table 22 presents cumulative totals of net assets (liabilities) repricing on a contractual basis within the specified time frames, as adjusted for the impact of interest rate swap agreements entered into for interest rate risk management purposes. Management believes that this measure does not appropriately depict interest rate risk since changes in interest rates do not necessarily affect all categories of earning assets and interest-bearing liabilities equally nor, as assumed in the table, on the contractual maturity or repricing date. Furthermore, this static presentation of interest rate risk fails to consider the effect of ongoing lending and deposit gathering activities, projected changes in balance sheet composition or any subsequent interest rate risk management activities the Company is likely to implement.

Table 22

CONTRACTUAL REPRICING DATA

December 31, 2012	Three Months or Less	Four to Twelve Months	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Loans and leases, net	$37,537,333	$4,997,380	$12,184,498	$11,851,746	$66,570,957
Investment securities	1,329,877	70,369	188,949	4,485,166	6,074,361
Other earning assets	212,523	600	100	—	213,223

Total earning assets	39,079,733	5,068,349	12,373,547	16,336,912	72,858,541

NOW accounts	1,979,619	—	—	—	1,979,619
Savings deposits	33,783,947	—	—	—	33,783,947
Time deposits	1,261,129	2,319,586	968,711	12,940	4,562,366
Deposits at Cayman Islands office	1,044,519	—	—	—	1,044,519

Total interest-bearing deposits	38,069,214	2,319,586	968,711	12,940	41,370,451

Short-term borrowings	1,074,482	—	—	—	1,074,482
Long-term borrowings	648,989	255,865	1,833,935	1,868,969	4,607,758

Total interest-bearing liabilities	39,792,685	2,575,451	2,802,646	1,881,909	47,052,691

Interest rate swaps	(900,000)	—	900,000	—	—

Periodic gap	$(1,612,952)	$2,492,898	$10,470,901	$14,455,003
Cumulative gap	(1,612,952)	879,946	11,350,847	25,805,850
Cumulative gap as a % of total earning assets	(2.2)%	1.2%	15.6%	35.4%

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

The Company engages in trading activities to meet the financial needs of customers, to fund the Company’s obligations under certain deferred compensation plans and, to a limited extent, to profit from perceived market opportunities. Financial instruments utilized in trading activities consist predominantly of interest rate contracts, such as swap agreements, and forward and futures contracts related to foreign currencies, but have also included investments in U.S. Treasury and other government securities, mutual funds and, as previously described, a limited number of VRDBs. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The fair values of the offsetting trading positions associated with interest rate contracts and foreign currency and other option and futures contracts is presented in note 18 of Notes to Financial Statements. The amounts of gross and net trading positions, as well as the type of trading activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by management and approved by M&T’s Board of Directors. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading activities.

The notional amounts of interest rate contracts entered into for trading purposes aggregated $15.5 billion at December 31, 2012 and $13.9 billion at December 31, 2011. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes totaled $869 million and $1.4 billion at December 31, 2012 and 2011, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of trading account assets and liabilities were $489 million and $374 million, respectively, at December 31, 2012 and $562 million and $435 million, respectively, at December 31, 2011. Included in trading account assets at December 31, 2012 and 2011 were $36 million and $34 million, respectively, of assets related to deferred compensation plans.

Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at December 31, 2012 and 2011 were $30 million and $32 million, respectively, of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

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

Capital

Shareholders’ equity was $10.2 billion at December 31, 2012 and represented 12.29% of total assets, compared with $9.3 billion or 11.90% at December 31, 2011 and $8.4 billion or 12.29% at December 31, 2010.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $873 million at December 31, 2012 and $865 million at December 31, 2011. As discussed earlier, the U.S. Treasury completed a public offering of its holding of M&T Series A and Series C preferred stock in August 2012, resulting in M&T’s exit from the TARP. At December 31, 2012 and 2011, preferred stock included $373 million and $365 million, respectively, for Series A and Series C Fixed Rate Cumulative Perpetual Preferred Stock. The redemption value of those series of stock was $381.5 million at each of December 31, 2012 and 2011. The Series A preferred stock and warrants to issue M&T common stock were issued in 2008 for $600 million. During the second quarter of 2011, M&T redeemed $370 million of the Series A preferred stock. The financial statement value of the outstanding Series A preferred stock was $227 million and $224 million at December 31, 2012 and 2011, respectively. The Series C preferred stock originally represented a $151.5 million issuance in 2008 to the U.S. Treasury by Provident that was converted into M&T preferred stock and warrants to purchase M&T common stock upon M&T’s acquisition of Provident on May 23, 2009. The financial statement carrying value of the Series C preferred stock was $146 million and $140 million at December 31, 2012 and 2011, respectively. In conjunction with the U.S. Treasury’s public offering of its holding of M&T Series A and Series C preferred stock, M&T modified certain of the terms of the Series A and Series C Preferred Stock, with such modifications being subject to M&T common shareholder approval. The modifications related to the dividend rate on the preferred shares at the reset dates, which was originally set to change to 9% on November 15, 2013 for the Series C preferred shares and on February 15, 2014 for the Series A preferred shares. In each case, the dividend rate will now change to 6.375% on November 15, 2013 rather than to the 9% in the original terms. The other modification related to M&T agreeing to not redeem the Series A and Series C preferred shares until on or after November 15, 2018, except that if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. On May 31, 2011, M&T issued 50,000 shares of Series D Perpetual 6.875% Non-Cumulative Preferred Stock, par value $1.00 per share and liquidation preference of $10,000 per share. Holders of Series D preferred stock are entitled to receive, only when, as and if declared by the Board of Directors, non-cumulative cash dividends at an annual rate of 6.875%, payable semi-annually in arrears. The Series D preferred stock is redeemable on or after June 15, 2016 in whole or in part at par plus any declared but unpaid dividends. Notwithstanding the redemption provisions noted and subject to regulatory approval, M&T may redeem all of the outstanding shares of Series D preferred stock if a regulatory capital treatment event takes place whereby the full liquidation value of the shares no longer qualifies as Tier 1 capital. In accordance with their terms, on April 1, 2011, the 26,500 shares of Series B preferred stock converted into 433,144 shares of M&T common stock. The Series B preferred stock had paid quarterly dividends at a rate of 10% per annum. Further information concerning M&T’s preferred stock can be found in note 10 of Notes to Financial Statements.

Common shareholders’ equity was $9.3 billion, or $72.73 per share, at December 31, 2012, compared with $8.4 billion, or $66.82 per share, at December 31, 2011 and $7.6 billion, or $63.54 per share, at December 31, 2010. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $44.61 at December 31, 2012, compared with $37.79 and $33.26 at December 31, 2011 and 2010, respectively. The Company’s ratio of tangible common equity to tangible assets was 7.20% at December 31, 2012, compared with 6.40% and 6.19% at December 31, 2011 and December 31, 2010, respectively. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of December 31, 2012, 2011 and 2010 are presented in table 2. During 2012, 2011 and 2010, the ratio of average total shareholders’ equity to average total assets was 12.13%, 12.17% and 11.85%, respectively. The ratio of average common shareholders’ equity to average total assets was 11.04%, 11.09% and 10.77% in 2012, 2011 and 2010, respectively.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized gains on available-for-sale investment securities, net of applicable tax effect, were $37 million, or $.29 per common share, at December 31, 2012, compared with net unrealized losses of $78 million, or $.62 per common share, at December 31, 2011, and $85 million, or $.71 per common share, at December 31, 2010. Such unrealized gains and losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale, including the remaining unamortized unrealized losses on investment securities that have been transferred to held-to-maturity classification. Information about unrealized gains and losses as of December 31, 2012 and 2011 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized gains at December 31, 2012 were pre tax-effect unrealized losses of $157 million on available-for-sale investment securities with an amortized cost of $1.2 billion and pre-tax effect unrealized gains of $254 million on securities with an amortized cost of $3.5 billion. The pre-tax effect unrealized losses reflect $126 million of losses on privately issued residential mortgage-backed securities with an amortized cost of $1.0 billion and an estimated fair value of $895 million (considered Level 3 valuations) and $27 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $123 million and an estimated fair value of $96 million (generally considered Level 2 valuations).

The Company’s privately issued residential mortgage-backed securities classified as available for sale are generally collateralized by prime and Alt-A residential mortgage loans as depicted in table 23. Information in the table is as of December 31, 2012. As with any accounting estimate or other data, changes in fair values and investment ratings may occur at any time.

Table 23

PRIVATELY ISSUED MORTGAGE-BACKED SECURITIES (a)

				As a Percentage of Fair Value			Current Payment Status (c)
Collateral Type	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Investment Grade	Senior Tranche	Credit Enhance- ment (b)	Bonds with OTTI		Bonds without OTTI
	(Dollars in thousands)
Investment securities available for sale:
Residential mortgage loans
Prime — fixed	$38,021	$41,514	$3,493	60%	99%	6%	—	%(d)	100%
Prime — hybrid ARMs.	971,752	873,775	(97,977)	23	97	6	21		100
Alt-A — hybrid ARMs.	111,831	86,710	(25,121)	13	91	9	35		100
Other	12,035	10,887	(1,148)	—	66	21	—	(d)	100

Subtotal	1,133,639	1,012,886	(120,753)	24%	96%	6%	22%		100%

Commercial mortgage loans	8,648	11,000	2,352	—%	100%	100%	—	%(d)	100%

Total investment securities available for sale	1,142,287	1,023,886	(118,401)	24%	96%	7%	22%		100%

Investment securities held to maturity:
Residential and commercial mortgage loans	242,378	147,638	(94,740)	36%	92%	23%	—%		100%

Total	$1,384,665	$1,171,524	$(213,141)	25%	96%	10%	22%		100%

(a)	All information is as of December 31, 2012.

(b)	Weighted-average credit enhancement is calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure.

(c)	Represents percentage of amortized cost related to bonds for which contractually required principal and interest payments expected at acquisition continue to be received.

(d)	There are no bonds in this category.

In estimating values for privately issued mortgage-backed securities, the Company was restricted in the level of market observable assumptions used in the valuation of such securities. Because of reduced trading activity and lack of observable valuation inputs, the Company considers the estimated fair value associated with its holdings of privately issued mortgage-backed securities to be Level 3 valuations. To assist in the determination of fair value for its privately issued mortgage-backed securities, the Company engaged two independent pricing sources at December 31, 2012 and 2011. GAAP provides guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. In consideration of that guidance, the Company performed internal modeling to estimate the cash flows and fair value of privately issued residential mortgage-backed securities with an amortized cost basis of $1.1 billion at December 31, 2012 and $1.3 billion at December 31, 2011. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds. In estimating those cash flows, the Company used conservative assumptions as to default and loss rates in order to mitigate exposure that might be attributable to the risk that actual future credit losses could exceed assumed credit losses. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities. To determine the most representative fair value for those bonds under current market conditions, the Company averaged the internal model valuations and the indications obtained from the two independent pricing sources resulting in a one-third weighting on the internal model valuation and a two-thirds weighting on valuations provided by the independent sources. Further information concerning the Company’s valuations of privately issued mortgage-backed securities can be found in note 20 of Notes to Financial Statements.

During 2012 the Company recognized $48 million (pre-tax) of other-than-temporary impairment losses related to privately issued mortgage-backed securities. In assessing impairment losses for debt securities, the Company performed internal modeling to estimate bond-specific cash flows, which considered the placement of the bond in the overall securitization structure and the remaining levels of subordination.

For privately issued residential mortgage-backed securities, the modeling for other-than-temporary impairment utilized assumptions about the expected underlying performance of the mortgage loan collateral considering recent collateral performance and future assumptions regarding default and loss severity. At December 31, 2012, projected model default percentages on the underlying mortgage loan collateral ranged from 2% to 27% and loss severities ranged from 21% to 78%. For bonds in which the Company has recognized an other-than-temporary impairment charge, the weighted-average percentage of default collateral was 18% and the weighted-average loss severity was 48%. For bonds without other-than-temporary impairment losses, the weighted-average default percentage and loss severity were 10% and 37%, respectively. Underlying mortgage loan collateral cash flows, after considering the impact of estimated credit losses, were distributed by the model to the various securities within the securitization structure to determine the timing and extent of losses at the bond-level, if any. Despite continuing high levels of delinquencies and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of individual bonds, the Company has concluded that as of December 31, 2012 its remaining privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in 2013 and later years that could impact the Company’s conclusions. For example, a 20% increase in the estimated default rate assumption and a 20% increase in the severity rate assumption would have increased the other-than-temporary impairment charge recognized by the Company for the year ended December 31, 2012 by $32 million. Information comparing the amortized cost and fair value of investment securities is included in note 3 of Notes to Financial Statements. The Company’s model as described above uses projected default and loss severity assumptions. Information on the current credit enhancement and current payment status of privately issued mortgage-backed securities at December 31, 2012 is included in table 23.

Similar to its evaluation of available-for-sale privately issued mortgage-backed securities, the Company assesses impairment losses on privately issued CMOs in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows, that reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. As a result, the Company recognized $5 million of other-than-temporary impairment losses related to CMOs in the held-to-maturity portfolio during 2012. In total, at December 31, 2012 and 2011, the Company had in its held-to-maturity portfolio CMOs with an amortized cost basis of $242 million and $269 million (after impairment charges), respectively, and a fair value of $148 million and $170 million, respectively.

At December 31, 2012, the Company also had pre-tax unrealized losses of $28 million on $130 million of trust preferred securities issued by financial institutions, securities backed by trust preferred securities, and other debt securities (reflecting $1 million of unrealized losses on $7 million of securities using a Level 3 valuation). Pre-tax unrealized losses of $47 million existed on $201 million of such securities at December 31, 2011. After evaluating the expected repayment performance of those bonds, the Company did not recognize any other-than-temporary impairment losses related to those securities during 2012.

During 2011 the Company recognized $77 million (pre-tax) of other-than-temporary losses related to privately issued mortgage-backed securities. During 2010 the Company recognized $86 million (pre-tax) of other-than-temporary losses, including $68 million related to privately issued mortgage-backed securities, $6 million related to securities backed largely by trust preferred securities issued by financial institutions and $12 million related to AIB ADSs.

As of December 31, 2012, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of the privately issued mortgage-backed securities and other securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 20 of the Notes to Financial Statements.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $277 million, or $2.16 per common share, at December 31, 2012, $278 million, or $2.21 per common share, at December 31, 2011, and $121 million, or $1.01 per common share, at December 31, 2010. The increase in such adjustment at December 31, 2011 as compared with December 31, 2010 was predominantly the result of a 100 basis point reduction in the discount rate used to measure the benefit obligations of the defined benefit plans at December 31, 2011 as compared with a year earlier, in addition to actual investment returns in the qualified defined benefit pension plan that were less than expected returns. During the third quarters of 2012 and 2011, the Company contributed $200 million and $70 million, respectively, to the Company’s qualified defined benefit pension plan. Information about the funded status of the Company’s pension and other postretirement benefit plans is included in note 12 of Notes to Financial Statements.

Cash dividends declared on M&T’s common stock totaled $358 million in 2012, compared with $350 million and $336 million in 2011 and 2010, respectively. Dividends per common share totaled $2.80 in each of 2012, 2011 and 2010. Cash dividends of $53 million in 2012, $48 million in 2011 and $40 million in 2010 were declared and paid on preferred stock in accordance with the terms of each series.

The Company did not repurchase any shares of its common stock in 2012, 2011 or 2010.

Federal regulators generally require banking institutions to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. At December 31, 2012, Tier 1 capital included $1.2 billion of trust preferred securities as described in note 9 of Notes to Financial Statements and total capital further included $1.5 billion of subordinated capital notes. Pursuant to the Dodd-Frank Act, trust preferred securities will be phased-out of the definition of Tier 1 capital of bank holding companies. The capital ratios of the Company and its banking subsidiaries as of December 31, 2012 and 2011 are presented in note 23 of Notes to Financial Statements.

Fourth Quarter Results

Net income during the final quarter of 2012 rose 100% to $296 million from $148 million in the year-earlier quarter. Diluted and basic earnings per common share were $2.16 and $2.18, respectively, in the fourth quarter of 2012, up 108% and 110% from $1.04 of diluted and basic earnings per common share in the similar 2011 quarter. On an annualized basis, the rates of return on average assets and average common shareholders’ equity for the recent quarter were 1.45% and 12.10%, respectively, compared with .75% and 6.12%, respectively, in the fourth quarter of 2011.

Net operating income totaled $305 million in the recently completed quarter, compared with $168 million in the year-earlier quarter. Diluted net operating earnings per common share were $2.23 and $1.20 in the fourth quarters of 2012 and 2011, respectively. The annualized net operating returns on average tangible assets and average tangible common equity in the fourth quarter of 2012 were 1.56% and 20.46%, respectively, compared with .89% and 12.36%, respectively, in the corresponding quarter of 2011. Core deposit and other intangible asset amortization, after tax effect, totaled $8 million and $10 million in the fourth quarters of 2012 and 2011 ($.07 and $.08 per diluted common share), respectively. The after-tax impact of merger-related expenses associated with the Wilmington Trust acquisition was $10 million ($16 million pre-tax) or $.08 of diluted earnings per common share in the fourth quarter of 2011. There were no merger-related expenses in the fourth quarter of 2012. Reconciliations of GAAP results with non-GAAP results for the quarterly periods of 2012 and 2011 are provided in table 25.

Taxable-equivalent net interest income increased 8% to $674 million in the recent quarter from $625 million in the final quarter of 2011. That growth reflects a $2.9 billion or 4% rise in average earning assets and a 14 basis point widening of the Company’s net interest margin. Average earning assets in the fourth quarter of 2012 totaled $71.7 billion, up from $68.8 billion in the year-earlier quarter. That growth resulted from higher average loans and leases, which rose $5.9 billion or 10% to $65.0 billion in the recent quarter from $59.1 billion in the year-earlier quarter. That loan growth replaced lower yielding investment securities and interest-bearing deposits at banks whose average balances declined by $1.3 billion and $1.7 billion, respectively. Average commercial loan and lease balances were $17.0 billion in the recent quarter, up $1.6 billion or 10% from $15.4 billion in the fourth quarter of 2011. Commercial real estate loans averaged $25.3 billion in the fourth quarter of 2012, up $1.2 billion from $24.1 billion in the similar quarter of 2011. The growth in commercial loans and commercial real estate loans reflects higher loan demand by customers. Average residential real estate loans outstanding rose 48% or $3.6 billion to $11.1 billion in the recent quarter from $7.5 billion in the final quarter of 2011. Included in the residential real estate loan portfolio were loans held for sale, which averaged $997 million and $233 million in the fourth quarters of 2012 and 2011, respectively. Contributing to the rise in average residential real estate loans was the impact of the Company retaining for portfolio a large portion of loans originated since October 1, 2010. Consumer loans averaged $11.6 billion in the recent quarter, down $500 million, or 4%, from $12.1 billion in the fourth 2011 quarter. Total loans increased $2.5 billion to $66.6 billion at December 31, 2012 from $64.1 billion at September 30, 2012. That growth was largely attributable to increases in commercial loans, commercial real estate loans and residential real estate loans. The yield on earning assets was 4.17% in each of the fourth quarters of 2012 and 2011. The rate paid on interest-bearing liabilities declined 15 basis points to .67% in the recently completed quarter from .82% in the corresponding 2011 quarter. The resulting net interest spread was 3.50% in the fourth quarter of 2012, up 15 basis points from 3.35% in the year-earlier quarter. That improvement was largely due to the changed mix in earning assets described above and a $2.1 billion reduction in average long-term borrowings upon which the Company pays higher rates of interest than on deposits. As compared to the fourth quarter of 2011, average interest-bearing and noninterest-bearing deposits increased by $1.1 billion and $3.2 billion, respectively, in the recent quarter. The contribution of net interest-free funds to the Company’s net interest margin was .24% in the recent quarter, compared with .25% in the year-earlier quarter. As a result, the Company’s net interest margin widened to 3.74% in the fourth quarter of 2012 from 3.60% in the similar 2011 quarter.

The provision for credit losses was $49 million in the three-month period ended December 31, 2012, compared with $74 million in the year-earlier period. Net charge-offs of loans were $44 million in the final quarter of 2012, representing an annualized .27% of average loans and leases outstanding, compared with $74 million or .50% during the final quarter of 2011. Net charge-offs included: residential real estate loans of $10 million in the recently completed quarter, compared with $13 million in 2011’s final quarter; loans to builders and developers of residential real estate properties of $8 million, compared with $25 million in the fourth quarter of 2011; other commercial real estate loans of $1 million, compared with $2 million a year earlier; commercial loans of $3 million, compared with $11 million in 2011; and consumer loans of $22 million, compared with $23 million in the prior year’s fourth quarter.

Other income aggregated $453 million in the recent quarter, up 14% from $398 million in the year-earlier quarter. Net losses on investment securities (including other-than-temporary impairment charges) were $14 million during the fourth quarter of 2012, compared with $25 million in the final 2011 quarter. The losses were due to other-than-temporary impairment charges related to certain of the Company’s privately issued mortgage-backed securities. Other income in the fourth quarter of 2011 included the $55 million litigation settlement related to the Company’s purchase of certain CDOs during 2007. Excluding net losses on investment securities and the CDO litigation settlement, other income was $468 million during 2012’s fourth quarter, up 27% from $368 million in the year-earlier quarter. That rise in other income was predominantly due to significantly higher residential mortgage banking revenues, which rose $72 million to $96 million in the recent quarter from $24 million in the year-earlier quarter. Also contributing to the improvement were higher service charges on deposit accounts.
Other expense in the fourth quarter of 2012 aggregated $626 million, compared with $740 million in the year-earlier quarter. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $14 million and $17 million in the fourth quarters of 2012 and 2011, respectively, and merger-related expenses of $16 million in the three-month period ended December 31, 2011. There were no merger-related expenses in the fourth quarter of 2012. Exclusive of those nonoperating expenses, noninterest operating expenses were $612 million in the fourth quarter of 2012, compared with $706 million in the corresponding quarter of 2011. The higher operating expenses in the final quarter of 2011 reflect the previously noted $79 million impairment charge related to BLG and the $30 million charitable contribution. The Company’s efficiency ratio during the fourth quarter of 2012 and 2011 was 53.6% and 67.4%, respectively. Table 25 includes a reconciliation of other expense to noninterest operating expense and the calculation of the efficiency ratio for each of the quarters of 2012 and 2011.

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

The Business Banking segment provides a wide range of services to small businesses and professionals within markets served by the Company through the Company’s branch network, business banking centers and other delivery channels such as telephone banking, Internet banking and automated teller machines. Services and products offered by this segment include various business loans and leases, including loans guaranteed by the Small Business Administration, business credit cards, deposit products, and financial services such as cash management, payroll and direct deposit, merchant credit card and letters of credit. Net income for the Business Banking segment improved 20% to $147 million in 2012 from $123 million in 2011. That increase reflects a $23 million decline in the provision for credit losses, higher net interest income of $12 million and increased merchant discount and credit card revenues of $5 million. The higher net interest income reflects a $1.0 billion increase in average outstanding deposit balances (predominantly noninterest-bearing), offset, in part, by a 9 basis point narrowing of the net interest margin on deposits. Net income contributed by the Business Banking segment totaled $99 million in 2010. The 24% increase in net income in 2011 as compared with 2010 reflects a $29 million decline in the provision for credit losses and higher net interest income of $19 million that resulted from increases of $1.1 billion and $358 million in the average balances of deposits and loans, respectively, reflecting the impact of the May 2011 Wilmington Trust acquisition. The effect of those higher average balances was offset, in part, by a 39 basis point narrowing of the net interest margin on deposits.

The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, mainly within the markets served by the Company. Services provided by this segment include commercial lending and leasing, letters of credit, deposit products, and cash management services. The Commercial Banking segment earned $431 million in 2012, up 17% from $369 million in 2011. The improved performance reflects a $98 million rise in net interest income, largely due to higher average loan and deposit balances of $2.3 billion and $1.2 billion, respectively, and a $14 million decline in the provision for credit losses. In 2010, net income for the Commercial Banking segment was $314 million. The 18% increase in net income in 2011 as compared with 2010 reflects a $73 million rise in net interest income largely due to higher average outstanding loan and deposit balances of $2.2 billion and $1.7 billion, respectively, (including the impact of the Wilmington Trust acquisition) partially offset by a 19 basis point narrowing of the net interest margin on deposit balances. Also contributing to the improvement were an $18 million decline in the provision for credit losses and higher credit-related fees of $15 million, including fees earned for providing loan syndication services. Partially offsetting those favorable factors were increased personnel costs of $8 million and higher FDIC assessments of $6 million.

The Commercial Real Estate segment provides credit and deposit services to its customers. Real estate securing loans in this segment is generally located in the New York City metropolitan area, upstate New York, Pennsylvania, Maryland, the District of Columbia, Delaware, Virginia, West Virginia, and the northwestern portion of the United States. Commercial real estate loans may be secured by apartment/multifamily buildings; office, retail and industrial space; or other types of collateral. Activities of this segment also include the origination, sales and servicing of commercial real estate loans through the Fannie Mae DUS program and other programs. Net income for the Commercial Real Estate segment aggregated $309 million in 2012, up 29% from $240 million in 2011. Factors contributing to the higher net income include: a $64 million rise in net interest income resulting primarily from the growth of average loan and deposit balances of $1.4 billion and $486 million, respectively, and a 9 basis point widening of the net interest margin on loans; a $54 million reduction in the provision for credit losses; and a $22 million increase in mortgage banking revenues. Those favorable factors were offset, in part, by increased FDIC assessments, personnel costs and other operating expenses. Net income for the Commercial Real Estate segment in 2011 increased 18% from $203 million in 2010. That improvement reflects higher net interest income of $84 million, due to increases of $1.8 billion and $488 million of average outstanding loan and deposit balances, respectively, (including the impact of the Wilmington Trust acquisition) and a 22 basis point widening of the net interest margin on loans, as well as a $16 million decline in net foreclosed real estate-related expenses. Partially offsetting those favorable factors were higher FDIC assessments of $23 million, a $13 million increase in the provision for credit losses, and increased personnel costs of $8 million.

The Discretionary Portfolio segment includes investment and trading securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swap agreements related thereto; and Cayman Islands office deposits. This segment also provides foreign exchange services to customers. Included in the assets of the Discretionary Portfolio segment are most of the investment securities for which the Company has recognized other-than-temporary impairment charges in each of the last three years and the portfolio of Alt-A mortgage loans. The Discretionary Portfolio segment incurred net losses of $33 million in 2012 and $39 million in 2010, compared with net income of $59 million in 2011. The most significant contributor to the favorable performance in 2011 was the impact of $149 million of net realized gains on the sale of investment securities recorded in 2011, predominantly comprised of residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, CDOs and trust preferred securities. Also reflected in securities gains or losses were other-than-temporary impairment charges, predominantly related to privately issued CMOs, of $48 million in 2012, $77 million in 2011 and $74 million in 2010. Excluding securities gains and losses, this segment incurred a net loss of $5 million in 2012, compared with net income of $16 million in 2011 and $5 million in 2010. The unfavorable performance in 2012 as compared with 2011 reflects a $48 million rise in intersegment costs related to a higher proportion of residential real estate loans being retained for portfolio rather than being sold, offset, in part, by a $15 million decrease in the provision for credit losses. The favorable performance in 2011 as compared with 2010 can be attributed to a $40 million rise in net interest income, mainly due to a 39 basis point expansion of the net interest margin on investment securities, offset, in part, by a $12 million increase in intersegment costs related to a higher proportion of residential real estate loans being retained for portfolio in 2011 rather than being sold.

The Residential Mortgage Banking segment originates and services residential mortgage loans and sells substantially all of those loans in the secondary market to investors or to the Discretionary Portfolio segment. This segment had also originated and serviced loans to developers of residential real estate properties, although that origination activity has been significantly curtailed. In addition to the geographic regions served by or contiguous with the Company’s branch network, the Company maintains mortgage loan origination offices in several states throughout the western United States. The Company also periodically purchases the rights to service mortgage loans. Residential mortgage loans held for sale are included in this segment. The Residential Mortgage Banking segment recorded net income of $135 million in 2012, up significantly from $13 million in 2011. That improvement was primarily due to a $177 million increase in revenues from residential mortgage origination and sales activities (including intersegment revenues), due to higher origination volumes and wider margins on loans originated for sale, and a $25 million rise in revenues from servicing residential real estate loans. Also contributing to the increase in net income were a $19 million decline in the provision for credit losses and a $14 million rise in net interest income, the result of an increase in average loan balances of $445 million. Those positive factors were offset, in part, by an increase in personnel costs of $23 million. Net income for this segment totaled $11 million in 2010. The 18% improvement in 2011’s results as compared with 2010 was attributable to a $13 million decline in the provision for credit losses, partially offset by an $8 million decline in net interest income, the result of a $181 million decrease in average loan balances.

The Retail Banking segment offers a variety of services to consumers through several delivery channels which include branch offices, automated teller machines, telephone banking and Internet banking. The Company has branch offices in New York State, Pennsylvania, Maryland, Virginia, the District of Columbia, West Virginia, and Delaware. The Retail Banking segment also offered certain deposit products on a nationwide basis through the delivery channels of Wilmington Trust, N.A. Credit services offered by this segment include consumer installment loans, automobile loans (originated both directly and indirectly through dealers), home equity loans and lines of credit and credit cards. The segment also offers to its customers deposit products, including demand, savings and time accounts; investment products, including mutual funds and annuities; and other services. The Retail Banking segment’s net income rose 10% to $221 million in 2012 from $200 million in 2011. Contributing to the current year’s favorable performance were a $52 million increase in net interest income, due largely to a $1.8 billion increase in average outstanding deposit balances and an 8 basis point widening of the net interest margin on deposits; a $6 million decrease in the provision for credit losses; and a $5 million rise in merchant discount and credit card revenues. Those favorable factors were offset, in part, by a $24 million decrease in fees earned for providing deposit account services and a $6 million increase in other operating expenses. Net income for this segment declined 11% in 2011 from $225 million in 2010. The most significant factors contributing to the decline were lower fees earned for providing deposit account services of $25 million (reflecting the previously described regulatory changes in 2010 and 2011 offset, in part, by fees of $13 million from deposits associated with the Wilmington Trust acquisition), higher personnel-related costs of $20 million (also reflecting the Wilmington Trust acquisition), and increased other noninterest expenses totaling $15 million (including higher credit card, merchant and transaction processing-related costs, each due, in part, to the Wilmington Trust acquisition), partially offset by net interest income related to the Wilmington Trust acquisition.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related gains and expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes the ICS and WAS activities obtained in the acquisition of Wilmington Trust on May 16, 2011 and the pre-acquisition trust activities of the Company. Revenues for ICS, WAS and the trust activities not Wilmington Trust-related were $193 million, $153 million and $126 million, respectively, for the year ended December 31, 2012 and $119 million, $87 million and $116 million, respectively, for the year ended December 31, 2011. Individually and combined the net income of those activities did not exceed 10% of the Company’s net income. The various components of the “All Other” category resulted in net losses of $181 million, $145 million and $78 million in 2012, 2011 and 2010, respectively. The most significant contributors to the higher net loss in 2012 as compared with 2011 were: higher personnel-related expenses and professional services costs of $84 million and $57 million, respectively (due, in part, to the full-year impact of the Wilmington Trust acquisition); the impact on 2011’s results of the $65 million non-taxable gain on the Wilmington Trust acquisition and the $55 million of income from the CDO litigation settlement; and the impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. Partially offsetting those factors were: increases in trust revenue of $139 million (reflecting the full-year impact of the acquisition of Wilmington Trust); the $79 million other-than-temporary impairment charge related to M&T’s 20% investment in BLG and cash contributions made to The M&T Charitable Foundation, each of which was recorded in 2011; and merger-related expenses of $10 million in 2012, compared with $84 million in 2011. In addition to the items recorded in 2011 noted above, contributing to the unfavorable performance in 2011 as compared with 2010 were: a $150 million rise in personnel costs ($148 million related to the Wilmington Trust acquisition); increased equipment and net occupancy expenses of $25 million (predominantly related to the Wilmington Trust acquisition); and the unfavorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. Those unfavorable factors were offset, in part, by higher trust revenues of $210 million (reflecting the Wilmington Trust acquisition), the previously mentioned $65 million non-taxable gain on the Wilmington Trust acquisition and the $55 million CDO litigation settlement received and recorded in 2011.

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

In September 2011, the FASB issued amended accounting guidance relating to testing goodwill for impairment. The amendments provide the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The optional guidance was able to be applied for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company did not recognize any impairment of goodwill in 2012 or 2011.

In June 2011, the FASB issued amended presentation guidance relating to comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity and now require the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The presentation guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and was to be applied retrospectively. The Company has complied with the new presentation guidance using separate but consecutive statements. In February 2013, the FASB again amended presentation guidance relating to comprehensive income to require disclosures of significant amounts reclassified out of accumulated other comprehensive income by component for reporting periods beginning after December 15, 2012. The Company intends to comply with the new disclosure requirements when they become effective in 2013.

In May 2011, the FASB issued amended accounting and disclosure guidance relating to fair value measurements. The amendments were the result of the FASB and the International Accounting Standards Board developing common requirements for measuring fair value and for disclosing information about fair value measurements. The amendments change the wording used to describe several of the requirements for measuring fair value and for disclosing information about fair value measurements, but generally do not result in a change in the application of the existing guidance. The guidance was effective for interim and annual periods beginning after December 15, 2011 and was to be applied prospectively. The Company has complied with the amended accounting and disclosure guidance. The adoption of this guidance did not have a significant impact on any of the Company’s fair value measurements. The disclosures relating to fair value measurements can be found in note 20 of Notes to Financial Statements.

In April 2011, the FASB issued amended accounting guidance relating to the assessment of effective control for repurchase agreements. The amendments remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments also remove the collateral maintenance implementation guidance related to that criterion. The guidance was effective for the first interim or annual period beginning on or after December 15, 2011 and was to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this guidance did not have a significant effect on the Company’s financial position or results of operations.

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

Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, credit losses and market values of loans, collateral securing loans and other assets; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; the impact of changes in market values on trust-related revenues; legislation and/or regulation affecting the financial services industry as a whole, and M&T and its subsidiaries individually or collectively, including tax legislation or regulation; regulatory supervision and oversight, including monetary policy and capital requirements; changes in accounting policies or procedures as may be required by the FASB or other regulatory agencies; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries’ future businesses; and material differences in the actual financial results of merger, acquisition and investment activities compared with M&T’s initial expectations, including the full realization of anticipated cost savings and revenue enhancements.

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

Table 24

QUARTERLY TRENDS

	2012 Quarters				2011 Quarters
Earnings and dividends	Fourth	Third	Second	First	Fourth	Third	Second	First
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$751,860	$751,385	$744,031	$720,800	$722,535	$726,897	$694,721	$673,810
Interest expense	77,931	82,129	89,403	93,706	97,969	103,632	102,051	98,679

Net interest income	673,929	669,256	654,628	627,094	624,566	623,265	592,670	575,131
Less: provision for credit losses	49,000	46,000	60,000	49,000	74,000	58,000	63,000	75,000
Other income	453,164	445,733	391,650	376,723	398,454	368,382	501,656	314,420
Less: other expense	626,146	616,027	627,392	639,695	739,583	662,019	576,895	499,571

Income before income taxes	451,947	452,962	358,886	315,122	209,437	271,628	454,431	314,980
Applicable income taxes	149,247	152,966	118,861	101,954	55,162	81,974	125,605	102,380
Taxable-equivalent adjustment	6,507	6,534	6,645	6,705	6,535	6,546	6,468	6,327

Net income	$296,193	$293,462	$233,380	$206,463	$147,740	$183,108	$322,358	$206,273

Net income available to common shareholders-diluted	$276,605	$273,896	$214,716	$188,241	$129,804	$164,671	$297,179	$190,121
Per common share data
Basic earnings	$2.18	$2.18	$1.71	$1.50	$1.04	$1.32	$2.43	$1.59
Diluted earnings	2.16	2.17	1.71	1.50	1.04	1.32	2.42	1.59
Cash dividends	$.70	$.70	$.70	$.70	$.70	$.70	$.70	$.70
Average common shares outstanding
Basic	126,918	125,819	125,488	125,220	124,615	124,575	122,181	119,201
Diluted	127,800	126,292	125,897	125,616	124,736	124,860	122,796	119,852
Performance ratios, annualized
Return on
Average assets	1.45%	1.45%	1.17%	1.06%	.75%	.94%	1.78%	1.23%
Average common shareholders’ equity	12.10%	12.40%	10.12%	9.04%	6.12%	7.84%	14.94%	10.16%
Net interest margin on average earning assets (taxable-equivalent basis)	3.74%	3.77%	3.74%	3.69%	3.60%	3.68%	3.75%	3.92%
Nonaccrual loans to total loans and leases, net of unearned discount	1.52%	1.44%	1.54%	1.75%	1.83%	1.91%	1.91%	2.08%
Net operating (tangible) results(a)
Net operating income (in thousands)	$304,657	$302,060	$247,433	$218,360	$168,410	$209,996	$289,487	$216,360
Diluted net operating income per common share	2.23	2.24	1.82	1.59	1.20	1.53	2.16	1.67
Annualized return on
Average tangible assets	1.56%	1.56%	1.30%	1.18%	.89%	1.14%	1.69%	1.36%
Average tangible common shareholders’ equity	20.46%	21.53%	18.54%	16.79%	12.36%	16.07%	24.24%	20.16%
Efficiency ratio(b)	53.63%	53.73%	56.86%	61.09%	67.38%	61.79%	55.56%	55.75%
Balance sheet data
In millions, except per share
Average balances
Total assets(c)	$81,366	$80,432	$80,087	$78,026	$78,393	$76,908	$72,454	$68,045
Total tangible assets(c)	77,755	76,810	76,455	74,381	74,737	73,239	68,806	64,423
Earning assets	71,679	70,662	70,450	68,388	68,771	67,215	63,382	59,431
Investment securities	6,295	6,811	7,271	7,507	7,633	7,005	6,394	7,219
Loans and leases, net of unearned discount	65,011	63,455	61,826	60,484	59,077	58,188	55,461	51,972
Deposits	64,269	62,743	61,530	59,291	59,999	58,473	54,457	49,680
Common shareholders’ equity(c)	9,233	8,919	8,668	8,510	8,549	8,462	8,096	7,708
Tangible common shareholders’ equity(c)	5,622	5,297	5,036	4,865	4,893	4,793	4,448	4,086
At end of quarter
Total assets(c)	$83,009	$81,085	$80,808	$79,187	$77,924	$77,864	$77,727	$67,881
Total tangible assets(c)	79,402	77,469	77,181	75,548	74,274	74,201	74,052	64,263
Earning assets	72,859	71,220	71,065	69,490	68,027	67,926	67,837	58,822
Investment securities	6,074	6,624	7,057	7,195	7,673	7,174	6,492	6,507
Loans and leases, net of unearned discount	66,571	64,112	62,851	60,922	60,096	58,401	58,541	52,119
Deposits	65,611	64,007	62,549	60,913	59,395	59,482	59,229	50,548
Common shareholders’ equity, net of undeclared cumulative preferred dividends(c)	9,327	9,071	8,758	8,559	8,403	8,509	8,380	7,758
Tangible common shareholders’ equity(c)	5,720	5,455	5,131	4,920	4,753	4,846	4,705	4,140
Equity per common share	72.73	71.17	69.15	67.64	66.82	67.70	66.71	64.43
Tangible equity per common share	44.61	42.80	40.52	38.89	37.79	38.56	37.45	34.38
Market price per common share
High	$105.33	$95.98	$88.00	$87.37	$80.02	$90.00	$90.76	$91.05
Low	95.02	82.29	76.92	76.82	66.40	66.41	83.31	84.63
Closing	98.47	95.16	82.57	86.88	76.34	69.90	87.95	88.47

(a)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 25.
(b)	Excludes impact of merger-related gains and expenses and net securities transactions.
(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 25.

Table 25

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2012 Quarters				2011 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$296,193	$293,462	$233,380	$206,463	$147,740	$183,108	$322,358	$206,273
Amortization of core deposit and other intangible assets(a)	8,464	8,598	9,709	10,240	10,476	10,622	8,974	7,478
Merger-related gain(a)	—	—	—	—	—	—	(64,930)	—
Merger-related expenses(a)	—	—	4,344	1,657	10,194	16,266	23,085	2,609

Net operating income	$304,657	$302,060	$247,433	$218,360	$168,410	$209,996	$289,487	$216,360

Earnings per common share
Diluted earnings per common share	$2.16	$2.17	$1.71	1.50	$1.04	$1.32	$2.42	$1.59
Amortization of core deposit and other intangible assets(a)	.07	.07	.08	.08	.08	.08	.07	.06
Merger-related gain(a)	—	—	—	—	—	—	(.52)	—
Merger-related expenses(a)	—	—	.03	.01	.08	.13	.19	.02

Diluted net operating earnings per common share	$2.23	$2.24	$1.82	$1.59	$1.20	$1.53	$2.16	$1.67

Other expense
Other expense	$626,146	$616,027	$627,392	$639,695	$739,583	$662,019	$576,895	$499,571
Amortization of core deposit and other intangible assets	(13,865)	(14,085)	(15,907)	(16,774)	(17,162)	(17,401)	(14,740)	(12,314)
Merger-related expenses	—	—	(7,151)	(2,728)	(16,393)	(26,003)	(36,996)	(4,295)

Noninterest operating expense	$612,281	$601,942	$604,334	$620,193	$706,028	$618,615	$525,159	$482,962

Merger-related expenses
Salaries and employee benefits	$—	$—	$3,024	$1,973	$534	$285	$15,305	$7
Equipment and net occupancy	—	—	—	15	189	119	25	79
Printing, postage and supplies	—	—	—	—	1,475	723	318	147
Other costs of operations	—	—	4,127	740	14,195	24,876	21,348	4,062

Total	$—	$—	$7,151	$2,728	$16,393	$26,003	$36,996	$4,295

Efficiency ratio
Noninterest operating expense (numerator)	$612,281	$601,942	$604,334	$620,193	$706,028	$618,615	$525,159	$482,962

Taxable-equivalent net interest income	673,929	669,256	654,628	627,094	624,566	623,265	592,670	575,131
Other income	453,164	445,733	391,650	376,723	398,454	368,382	501,656	314,420
Less: Gain (loss) on bank investment securities	—	372	(408)	45	1	89	110,744	39,353
Net OTTI losses recognized in earnings	(14,491)	(5,672)	(16,173)	(11,486)	(24,822)	(9,642)	(26,530)	(16,041)
Merger-related gain	—	—	—	—	—	—	64,930	—

Denominator	$1,141,584	$1,120,289	$1,062,859	$1,015,258	$1,047,841	$1,001,200	$945,182	$866,239

Efficiency ratio	53.63%	53.73%	56.86%	61.09%	67.38%	61.79%	55.56%	55.75%

Balance sheet data
In millions
Average assets
Average assets	$81,366	$80,432	$80,087	$78,026	$78,393	$76,908	$72,454	$68,045
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(122)	(136)	(151)	(168)	(185)	(202)	(165)	(119)
Deferred taxes	36	39	44	48	54	58	42	22

Average tangible assets	$77,755	$76,810	$76,455	$74,381	$74,737	$73,239	$68,806	$64,423

Average common equity
Average total equity	$10,105	$9,789	$9,536	$9,376	$9,413	$9,324	$8,812	$8,451
Preferred stock	(872)	(870)	(868)	(866)	(864)	(862)	(716)	(743)

Average common equity	9,233	8,919	8,668	8,510	8,549	8,462	8,096	7,708
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(122)	(136)	(151)	(168)	(185)	(202)	(165)	(119)
Deferred taxes	36	39	44	48	54	58	42	22

Average tangible common equity	$5,622	$5,297	$5,036	$4,865	$4,893	$4,793	$4,448	$4,086

At end of quarter
Total assets
Total assets	$83,009	$81,085	$80,808	$79,187	$77,924	$77,864	$77,727	$67,881
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(116)	(129)	(143)	(160)	(176)	(193)	(210)	(113)
Deferred taxes	34	38	41	46	51	55	60	20

Total tangible assets	$79,402	$77,469	$77,181	$75,548	$74,274	$74,201	$74,052	$64,263

Total common equity
Total equity	$10,203	$9,945	$9,630	$9,429	$9,271	$9,375	$9,244	$8,508
Preferred stock	(873)	(870)	(868)	(867)	(865)	(863)	(861)	(743)
Undeclared dividends-cumulative preferred stock	(3)	(4)	(4)	(3)	(3)	(3)	(3)	(7)

Common equity, net of undeclared cumulative preferred dividends	9,327	9,071	8,758	8,559	8,403	8,509	8,380	7,758
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(116)	(129)	(143)	(160)	(176)	(193)	(210)	(113)
Deferred taxes	34	38	41	46	51	55	60	20

Total tangible common equity	$5,720	$5,455	$5,131	$4,920	$4,753	$4,846	$4,705	$4,140

(a)	After any related tax effect.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the captions “Liquidity, Market Risk, and Interest Rate Sensitivity” (including Table 21) and “Capital.”

Item 8.	Financial Statements and Supplementary Data.

Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and Table 24 “Quarterly Trends” presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at M&T Bank Corporation and subsidiaries (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

RENÉ F. JONES
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

M&T Bank Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of M&T Bank Corporation and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Buffalo, New York

February 22, 2013

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

(Dollars in thousands, except per share)	December 31
	2012	2011
Assets
Cash and due from banks	$1,983,615	$1,449,547
Interest-bearing deposits at banks	129,945	154,960
Federal funds sold	3,000	2,850
Trading account	488,966	561,834
Investment securities (includes pledged securities that can be sold or repledged of $1,801,842 at December 31, 2012; $1,826,011 at December 31, 2011)
Available for sale (cost: $4,643,070 at December 31, 2012; $6,312,423 at December 31, 2011)	4,739,437	6,228,560
Held to maturity (fair value: $976,883 at December 31, 2012; $1,012,562 at December 31, 2011)	1,032,276	1,077,708
Other (fair value: $302,648 at December 31, 2012; $366,886 at December 31, 2011)	302,648	366,886

Total investment securities	6,074,361	7,673,154

Loans and leases	66,790,186	60,377,875
Unearned discount	(219,229)	(281,870)

Loans and leases, net of unearned discount	66,570,957	60,096,005
Allowance for credit losses	(925,860)	(908,290)

Loans and leases, net	65,645,097	59,187,715

Premises and equipment	594,652	581,435
Goodwill	3,524,625	3,524,625
Core deposit and other intangible assets	115,763	176,394
Accrued interest and other assets	4,448,779	4,611,773

Total assets	$83,008,803	$77,924,287

Liabilities
Noninterest-bearing deposits	$24,240,802	$20,017,883
NOW accounts	1,979,619	1,912,226
Savings deposits	33,783,947	31,001,083
Time deposits	4,562,366	6,107,530
Deposits at Cayman Islands office	1,044,519	355,927

Total deposits	65,611,253	59,394,649

Federal funds purchased and agreements to repurchase securities	1,074,482	732,059
Other short-term borrowings	—	50,023
Accrued interest and other liabilities	1,512,717	1,790,121
Long-term borrowings	4,607,758	6,686,226

Total liabilities	72,806,210	68,653,078

Shareholders’ equity
Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 381,500 shares at December 31, 2012 and December 31, 2011; Liquidation preference of $10,000 per share: 50,000 shares at December 31, 2012 and December 31, 2011	872,500	864,585
Common stock, $.50 par, 250,000,000 shares authorized, 128,176,912 shares issued at December 31, 2012; 125,683,398 shares issued at December 31, 2011	64,088	62,842
Common stock issuable, 57,409 shares at December 31, 2012; 68,220 shares at December 31, 2011 ..	3,473	4,072
Additional paid-in capital	3,025,520	2,828,986
Retained earnings	6,477,276	5,867,165
Accumulated other comprehensive income (loss), net	(240,264)	(356,441)

Total shareholders’ equity	10,202,593	9,271,209

Total liabilities and shareholders’ equity	$83,008,803	$77,924,287

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

(In thousands, except per share)	Year Ended December 31
	2012	2011	2010
Interest income
Loans and leases, including fees	$2,704,156	$2,522,567	$2,394,082
Deposits at banks	1,221	2,934	88
Federal funds sold	21	57	42
Agreements to resell securities	—	132	404
Trading account	1,126	1,198	615
Investment securities
Fully taxable	227,116	256,057	324,695
Exempt from federal taxes	8,045	9,142	9,869

Total interest income	2,941,685	2,792,087	2,729,795

Interest expense
NOW accounts	1,343	1,145	850
Savings deposits	68,011	84,314	85,226
Time deposits	46,102	71,014	100,241
Deposits at Cayman Islands office	1,130	962	1,368
Short-term borrowings	1,286	1,030	3,006
Long-term borrowings	225,297	243,866	271,578

Total interest expense	343,169	402,331	462,269

Net interest income	2,598,516	2,389,756	2,267,526
Provision for credit losses	204,000	270,000	368,000

Net interest income after provision for credit losses	2,394,516	2,119,756	1,899,526

Other income
Mortgage banking revenues	349,064	166,021	184,625
Service charges on deposit accounts	446,698	455,095	478,133
Trust income	471,852	332,385	122,613
Brokerage services income	59,059	56,470	49,669
Trading account and foreign exchange gains	35,634	27,224	27,286
Gain on bank investment securities	9	150,187	2,770
Total other-than-temporary impairment (“OTTI”) losses	(32,067)	(72,915)	(115,947)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	(15,755)	(4,120)	29,666

Net OTTI losses recognized in earnings	(47,822)	(77,035)	(86,281)
Equity in earnings of Bayview Lending Group LLC	(21,511)	(24,231)	(25,768)
Other revenues from operations	374,287	496,796	355,053

Total other income	1,667,270	1,582,912	1,108,100

Other expense
Salaries and employee benefits	1,314,540	1,203,993	999,709
Equipment and net occupancy	257,551	249,514	216,064
Printing, postage and supplies	41,929	40,917	33,847
Amortization of core deposit and other intangible assets	60,631	61,617	58,103
FDIC assessments	101,110	100,230	79,324
Other costs of operations	733,499	821,797	527,790

Total other expense	2,509,260	2,478,068	1,914,837

Income before taxes	1,552,526	1,224,600	1,092,789
Income taxes	523,028	365,121	356,628

Net income	$1,029,498	$859,479	$736,161

Net income available to common shareholders
Basic	$953,390	$781,743	$675,826
Diluted	953,429	781,765	675,853
Net income per common share
Basic	$7.57	$6.37	$5.72
Diluted	7.54	6.35	5.69

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income

(In thousands)	Year Ended December 31
	2012	2011	2010
Net income	$1,029,498	$859,479	$736,161
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains on investment securities	114,825	6,687	134,904
Reclassification to income for amortization of gains on terminated cash flow hedges	(112)	(281)	(281)
Foreign currency translation adjustment	519	(803)	—
Defined benefit plans liability adjustment	945	(156,824)	(3,846)

Total other comprehensive income	116,177	(151,221)	130,777

Total comprehensive income	$1,145,675	$708,258	$866,938

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(In thousands)	Year Ended December 31
	2012	2011	2010
Cash flows from operating activities
Net income	$1,029,498	$859,479	$736,161
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	204,000	270,000	368,000
Depreciation and amortization of premises and equipment	84,375	80,304	67,677
Amortization of capitalized servicing rights	59,555	55,859	56,582
Amortization of core deposit and other intangible assets	60,631	61,617	58,103
Provision for deferred income taxes	131,858	33,924	51,068
Asset write-downs	63,790	170,632	101,106
Net gain on sales of assets	(6,868)	(187,120)	(10,426)
Net change in accrued interest receivable, payable	(13,898)	(27,508)	(9,942)
Net change in other accrued income and expense	(200,704)	147,465	144,705
Net change in loans originated for sale	(924,839)	238,156	202,089
Net change in trading account assets and liabilities	12,583	69,438	(89,476)

Net cash provided by operating activities	499,981	1,772,246	1,675,647

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	49,528	1,909,829	23,310
Other	78,071	116,410	107,320
Proceeds from maturities of investment securities
Available for sale	1,585,260	1,307,567	1,539,591
Held to maturity	329,279	272,841	248,087
Purchases of investment securities
Available for sale	(28,161)	(3,491,759)	(440,560)
Held to maturity	(285,125)	(28,454)	(1,003,796)
Other	(13,833)	(30,727)	(7,647)
Net decrease in agreements to resell securities	—	15,000	—
Net increase in loans and leases	(5,672,747)	(2,233,600)	(201,854)
Net decrease in interest-bearing deposits at banks	25,015	2,552,527	32,113
Other investments, net	(18,224)	(29,306)	(52,179)
Capital expenditures, net	(91,519)	(70,008)	(70,458)
Acquisitions, net of cash acquired
Banks and bank holding companies	—	178,940	213,204
Purchase of Wilmington Trust Corporation preferred stock	—	(330,000)	—
Proceeds from sales of real estate acquired in settlement of loans	102,208	208,546	89,206
Other, net	(120,610)	21,126	(927)

Net cash provided (used) by investing activities	(4,060,858)	368,932	475,410

Cash flows from financing activities
Net increase in deposits	6,230,391	742,653	1,879,491
Net increase (decrease) in short-term borrowings	292,422	(313,050)	(1,522,646)
Payments on long-term borrowings	(2,080,167)	(1,809,984)	(2,514,342)
Dividends paid — common	(357,717)	(350,129)	(335,303)
Dividends paid — preferred	(53,450)	(48,203)	(40,225)
Proceeds from issuance of preferred stock	—	495,000	—
Redemption of preferred stock	—	(370,000)	—
Other, net	63,616	31,177	69,381

Net cash provided (used) by financing activities	4,095,095	(1,622,536)	(2,463,644)

Net increase (decrease) in cash and cash equivalents	534,218	518,642	(312,587)
Cash and cash equivalents at beginning of year	1,452,397	933,755	1,246,342

Cash and cash equivalents at end of year	$1,986,615	$1,452,397	$933,755

Supplemental disclosure of cash flow information
Interest received during the year	$2,931,409	$2,807,071	$2,765,101
Interest paid during the year	371,887	440,810	490,767
Income taxes paid during the year	405,598	251,810	287,740
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$48,932	$81,588	$199,285
Acquisitions
Fair value of
Assets acquired (noncash)	—	10,666,102	342,443
Liabilities assumed	—	10,044,555	528,108
Common stock issued	—	405,557	—
Increase (decrease) from consolidation of securitization trusts
Loans	—	—	423,865
Investment securities — available for sale	—	—	(360,471)
Long-term borrowings	—	—	65,419
Accrued interest and other	—	—	2,025

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except per share)	Preferred Stock	Common Stock	Common Stock Issuable	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total
2010
Balance — January 1, 2010	$730,235	60,198	4,342	2,442,947	5,076,884	(335,997)	(225,702)	7,752,907
Total comprehensive income	—	—	—	—	736,161	130,777	—	866,938
Preferred stock cash dividends	—	—	—	—	(40,225)	—	—	(40,225)
Amortization of preferred stock discount	10,422	—	—	—	(10,422)	—	—	—
Repayment of management stock ownership program receivable	—	—	—	3,783	—	—	—	3,783
Stock-based compensation plans:
Compensation expense, net	—	—	—	5,491	—	—	43,085	48,576
Exercises of stock options, net	—	—	—	(46,248)	—	—	95,574	49,326
Stock purchase plan	—	—	—	(8,482)	—	—	17,480	8,998
Directors’ stock plan	—	—	—	(362)	—	—	1,479	1,117
Deferred compensation plans, net, including dividend equivalents	—	—	(153)	(305)	(195)	—	639	(14)
Other	—	—	—	1,791	—	—	—	1,791
Common stock cash dividends — $2.80 per share	—	—	—	—	(335,502)	—	—	(335,502)

Balance — December 31, 2010	$740,657	60,198	4,189	2,398,615	5,426,701	(205,220)	(67,445)	8,357,695
2011
Total comprehensive income	—	—	—	—	859,479	(151,221)	—	708,258
Acquisition of Wilmington Trust Corporation – common stock issued	—	2,348	—	403,209	—	—	—	405,557
Partial redemption of Series A preferred stock	(370,000)	—	—	—	—	—	—	(370,000)
Conversion of Series B preferred stock into 433,144 shares of common stock	(26,500)	192	—	21,754	—	—	4,554	—
Issuance of Series D preferred stock	500,000	—	—	(5,000)	—	—	—	495,000
Preferred stock cash dividends	—	—	—	—	(48,203)	—	—	(48,203)
Amortization of preferred stock discount	20,428	—	—	—	(20,428)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	50	—	12,196	—	—	31,666	43,912
Exercises of stock options, net	—	48	—	(4,300)	—	—	30,106	25,854
Directors’ stock plan	—	6	—	813	—	—	612	1,431
Deferred compensation plans, net, including dividend equivalents	—	—	(117)	(164)	(188)	—	507	38
Other	—	—	—	1,863	—	—	—	1,863
Common stock cash dividends — $2.80 per share	—	—	—	—	(350,196)	—	—	(350,196)

Balance — December 31, 2011	$864,585	62,842	4,072	2,828,986	5,867,165	(356,441)	—	9,271,209
2012
Total comprehensive income	—	—	—	—	1,029,498	116,177	—	1,145,675
Preferred stock cash dividends	—	—	—	—	(53,450)	—	—	(53,450)
Amortization of preferred stock discount	7,915	—	—	—	(7,915)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	229	—	47,937	—	—	—	48,166
Exercises of stock options, net	—	928	—	135,017	—	—	—	135,945
Stock purchase plan	—	75	—	10,042	—	—	—	10,117
Directors’ stock plan	—	9	—	1,471	—	—	—	1,480
Deferred compensation plans, net, including dividend equivalents	—	5	(599)	593	(160)	—	—	(161)
Other	—	—	—	1,474	—	—	—	1,474
Common stock cash dividends — $2.80 per share	—	—	—	—	(357,862)	—	—	(357,862)

Balance — December 31, 2012	$872,500	64,088	3,473	3,025,520	6,477,276	(240,264)	—	10,202,593

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

Loans and leases acquired in a business combination

Loans acquired in a business combination subsequent to December 31, 2008 are recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses. The excess of cash flows expected at acquisition over the estimated fair value of acquired loans is recognized as interest income over the remaining lives of the loans. Subsequent decreases in the expected principal cash flows require the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows result first in the recovery of any related allowance for credit losses and then in recognition of additional interest income over the then-remaining lives of the loans.

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

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are included in “other assets” in the consolidated balance sheet. Upon acquisition of assets taken in satisfaction of a defaulted loan, the excess of the remaining loan balance over the asset’s estimated fair value less costs to sell is charged off against the allowance for credit losses. Subsequent declines in value of the assets are recognized as “other costs of operations” in the consolidated statement of income.

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

Securitization structures typically require the use of special-purpose trusts that are considered variable interest entities. A variable interest entity is included in the consolidated financial statements if the Company has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to that entity.

Goodwill and core deposit and other intangible assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but rather is tested for impairment at least annually at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as core deposit intangibles, are initially recorded at estimated fair value and are amortized over their estimated lives. Core deposit and other intangible assets are generally amortized using accelerated methods over estimated useful lives of five to ten years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of core deposit and other intangible assets may be impaired.

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

2.    Acquisitions

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City will be acquired by M&T. Pursuant to the terms of the agreement, Hudson City shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). As of December 31, 2012 total consideration to be paid was valued at approximately $4.2 billion.

At December 31, 2012, Hudson City had $40.6 billion of assets, including $27.2 billion of loans and $11.5 billion of investment securities, and $35.9 billion of liabilities, including $23.5 billion of deposits. After the merger is completed, M&T expects to repay approximately $12 billion of Hudson City’s long-term borrowings by liquidating its comparably-sized investment securities portfolio. The merger is subject to a number of conditions, including regulatory approvals and approval by common shareholders of M&T and Hudson City, and is expected to be completed by mid-year 2013.

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

The following table discloses the impact of Wilmington Trust (excluding the impact of the merger-related gain and expenses) since the acquisition on May 16, 2011 through the end of 2011. The table also presents certain pro forma information as if Wilmington Trust had been acquired on January 1, 2010. These results combine the historical results of Wilmington Trust into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date. In particular, no adjustments have been made to eliminate the amount of Wilmington Trust’s provision for credit losses of $42 million in 2011 and $700 million in 2010 or the impact of other-than-temporary impairment losses recognized by Wilmington Trust of $5 million in 2011 and $38 million in 2010 that may not have been necessary had the acquired loans and investment securities been recorded at fair value as of the beginning of 2010. Furthermore, expenses related to systems conversions and other costs of integration of $84 million and the $65 million gain recorded in connection with the acquisition are included in the 2011 periods in which such costs were incurred and gain recognized. Additionally, the Company has achieved further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow.

	Actual Since Acquisition Through December 31, 2011	Pro Forma Year Ended December 31
		2011	2010
	(In thousands)
Total revenues (a)	$380,945	$4,202,109	$4,064,729
Net income	18,586	808,696	295,486

(a)	Represents net interest income plus other income.

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

The Company incurred merger-related expenses in 2012, 2011 and 2010 related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance (for former employees of acquired entities) and incentive compensation costs; travel costs; and printing, postage, supplies and other costs of completing the transactions and commencing operations in new markets and offices.

A summary of merger-related expenses included in the consolidated statement of income for the years ended December 31, 2012, 2011 and 2010 follows:

	2012	2011	2010
	(In thousands)
Salaries and employee benefits	$4,997	$16,131	$7
Equipment and net occupancy	15	412	44
Printing, postage and supplies	—	2,663	74
Other costs of operations	4,867	64,481	646

	$9,879	$83,687	$771

3.    Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2012
Investment securities available for sale:
U.S. Treasury and federal agencies	$38,422	$922	$—	$39,344
Obligations of states and political subdivisions	20,375	534	8	20,901
Mortgage-backed securities:
Government issued or guaranteed	3,163,210	208,060	229	3,371,041
Privately issued residential	1,133,639	4,894	125,647	1,012,886
Privately issued commercial	8,648	2,378	26	11,000
Collateralized debt obligations	43,228	19,663	1,022	61,869
Other debt securities	136,603	2,247	26,900	111,950
Equity securities	98,945	14,921	3,420	110,446

	4,643,070	253,619	157,252	4,739,437

Investment securities held to maturity:
Obligations of states and political subdivisions	182,103	7,647	27	189,723
Mortgage-backed securities:
Government issued or guaranteed	597,340	31,727	—	629,067
Privately issued	242,378	160	94,900	147,638
Other debt securities	10,455	—	—	10,455

	1,032,276	39,534	94,927	976,883

Other securities	302,648	—	—	302,648

Total	$5,977,994	$293,153	$252,179	$6,018,968

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2011
Investment securities available for sale:
U.S. Treasury and federal agencies	$69,468	$1,255	$—	$70,723
Obligations of states and political subdivisions	39,518	771	20	40,269
Mortgage-backed securities:
Government issued or guaranteed	4,344,116	177,392	275	4,521,233
Privately issued residential	1,369,371	6,373	239,488	1,136,256
Privately issued commercial	17,679	—	2,650	15,029
Collateralized debt obligations	43,834	11,154	2,488	52,500
Other debt securities	216,700	4,588	44,443	176,845
Equity securities	211,737	8,468	4,500	215,705

	6,312,423	210,001	293,864	6,228,560

Investment securities held to maturity:
Obligations of states and political subdivisions	188,680	9,141	28	197,793
Mortgage-backed securities:
Government issued or guaranteed	608,533	24,881	—	633,414
Privately issued	268,642	—	99,140	169,502
Other debt securities	11,853	—	—	11,853

	1,077,708	34,022	99,168	1,012,562

Other securities	366,886	—	—	366,886

Total	$7,757,017	$244,023	$393,032	$7,608,008

No investment in securities of a single non-U.S. Government or government agency issuer exceeded ten percent of shareholders’ equity at December 31, 2012.

As of December 31, 2012, the latest available investment ratings of all obligations of states and political subdivisions, privately issued mortgage-backed securities, collateralized debt obligations and other debt securities were:

	Amortized Cost	Estimated Fair Value	Average Credit Rating of Fair Value Amount
			A or Better	BBB	BB	B or Less	Not Rated
	(In thousands)
Obligations of states and political subdivisions	$202,478	$210,624	$169,660	$7,215	$200	$—	$33,549
Mortgage-backed securities:
Privately issued residential	1,376,017	1,160,524	206,479	87,866	151,980	712,765	1,434
Privately issued commercial	8,648	11,000	—	—	—	11,000	—
Collateralized debt obligations	43,228	61,869	4,268	10,298	10,770	36,533	—
Other debt securities	147,058	122,405	11,852	57,387	27,029	14,532	11,605

Total	$1,777,429	$1,566,422	$392,259	$162,766	$189,979	$774,830	$46,588

The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

	December 31
	2012	2011
	(In thousands)
Collateralized mortgage obligations:
Amortized cost	$1,414,691	$1,750,922
Estimated fair value	1,202,243	1,417,822

Gross realized gains and losses from sales of investment securities were not significant in 2012 or 2010. In 2011, gross realized gains from sales of investment securities were $150,223,000 and gross realized losses were $36,000. During 2011, the Company sold residential mortgage-backed securities guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) having an aggregate amortized cost of approximately $1.5 billion which resulted in a gain of $104 million (pre-tax). The Company also sold trust preferred securities and collateralized debt securities during 2011 having an aggregate amortized cost of $136 million and $100 million, respectively, which resulted in gains of $25 million (pre-tax) and $20 million (pre-tax), respectively.

The Company recognized $48 million, $77 million and $68 million of pre-tax other-than-temporary impairment losses related to privately issued mortgage-backed securities in 2012, 2011 and 2010, respectively. The impairment charges were recognized in light of deterioration of real estate values and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. In addition to those charges, impairment charges in 2010 were recognized for approximately $6 million related to collateralized debt obligations backed largely by trust preferred securities issued by financial institutions and for $12 million related to American Depositary Shares (“ADSs”) of Allied Irish Banks, p.l.c. (“AIB”) obtained in M&T’s 2003 acquisition of a former subsidiary of AIB. The other-than-temporary impairment losses represent management’s estimate of credit losses inherent in the debt securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance.

Changes in credit losses during 2012, 2011 and 2010 associated with debt securities for which other-than-temporary impairment losses have been recognized in earnings follows:

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Estimated credit losses — beginning balance	$285,399	$327,912	$284,513
Additions for credit losses not previously recognized	47,822	77,035	74,288
Reductions for increases in cash flows	—	(5,111)	(754)
Reductions for realized losses	(135,412)	(114,437)	(30,135)

Estimated credit losses — ending balance	$197,809	$285,399	$327,912

At December 31, 2012, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$4,918	$4,952
Due after one year through five years	41,800	43,139
Due after five years through ten years	9,524	10,217
Due after ten years	182,386	175,756

	238,628	234,064
Mortgage-backed securities available for sale	4,305,497	4,394,927

	$4,544,125	$4,628,991

Debt securities held to maturity:
Due in one year or less	$26,716	$26,850
Due after one year through five years	50,310	52,526
Due after five years through ten years	104,901	110,167
Due after ten years	10,631	10,635

	192,558	200,178
Mortgage-backed securities held to maturity	839,718	776,705

	$1,032,276	$976,883

A summary of investment securities that as of December 31, 2012 and 2011 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2012
Investment securities available for sale:
Obligations of states and political subdivisions	$166	$(1)	$683	$(7)
Mortgage-backed securities:
Government issued or guaranteed	12,107	(65)	8,804	(164)
Privately issued residential	121,487	(692)	773,409	(124,955)
Privately issued commercial	—	—	919	(26)
Collateralized debt obligations	—	—	6,043	(1,022)
Other debt securities	—	—	95,685	(26,900)
Equity securities	5,535	(1,295)	2,956	(2,125)

	139,295	(2,053)	888,499	(155,199)

Investment securities held to maturity:
Obligations of states and political subdivisions	1,026	(5)	3,558	(22)
Privately issued mortgage-backed securities	—	—	147,273	(94,900)

	1,026	(5)	150,831	(94,922)

Total	$140,321	$(2,058)	$1,039,330	$(250,121)

December 31, 2011
Investment securities available for sale:
Obligations of states and political subdivisions	$—	$—	$1,228	$(20)
Mortgage-backed securities:
Government issued or guaranteed	38,492	(190)	6,017	(85)
Privately issued residential	297,133	(14,188)	751,077	(225,300)
Privately issued commercial	—	—	15,029	(2,650)
Collateralized debt obligations	2,871	(335)	4,863	(2,153)
Other debt securities	72,637	(9,883)	73,635	(34,560)
Equity securities	9,883	(4,500)	—	—

	421,016	(29,096)	851,849	(264,768)

Investment securities held to maturity:
Obligations of states and political subdivisions	3,084	(4)	1,430	(24)
Privately issued mortgage-backed securities	1,883	(592)	167,139	(98,548)

	4,967	(596)	168,569	(98,572)

Total	$425,983	$(29,692)	$1,020,418	$(363,340)

The Company owned 249 individual investment securities with aggregate gross unrealized losses of $252 million at December 31, 2012. Approximately $221 million of the unrealized losses pertain to privately issued mortgage-backed securities with a cost basis of $1.3 billion. The Company also had $28 million of unrealized losses on available-for-sale trust preferred securities issued by financial institutions and securities backed by trust preferred securities having a cost basis of $130 million. Based on a review of each of the remaining securities in the investment securities portfolio at December 31, 2012, with the exception of the aforementioned securities for which other-than-temporary impairment losses were recognized, the Company concluded that it expected to recover the amortized cost basis of its investment. As of December 31, 2012, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities. At December 31, 2012, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $303 million of cost method investment securities.

At December 31, 2012, investment securities with a carrying value of $4,297,092,000, including $3,372,409,000 of investment securities available for sale, were pledged to secure borrowings from various FHLBs, repurchase agreements, governmental deposits, interest rate swap agreements and available lines of credit as described in note 9.

Investment securities pledged by the Company to secure obligations whereby the secured party is permitted by contract or custom to sell or repledge such collateral totaled $1,801,842,000 at December 31, 2012. The pledged securities included securities of the U.S. Treasury and federal agencies and mortgage-backed securities.

4.    Loans and leases

Total loans and leases outstanding were comprised of the following:

	December 31
	2012	2011
	(In thousands)
Loans
Commercial, financial, etc	$16,500,202	$14,419,490
Real estate:
Residential	11,161,323	7,889,569
Commercial	22,333,036	20,312,648
Construction	3,772,413	4,203,324
Consumer	11,550,274	12,020,229

Total loans	65,317,248	58,845,260
Leases
Commercial	1,472,938	1,532,615

Total loans and leases	66,790,186	60,377,875
Less: unearned discount	(219,229)	(281,870)

Total loans and leases, net of unearned discount	$66,570,957	$60,096,005

One-to-four family residential mortgage loans held for sale were $1.2 billion at December 31, 2012 and $210 million at December 31, 2011. Commercial mortgage loans held for sale were $200 million at December 31, 2012 and $161 million at December 31, 2011.

As of December 31, 2012, approximately $2.0 billion of commercial mortgage loan balances serviced for others had been sold with recourse in conjunction with the Company’s participation in the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program. At December 31, 2012, the Company estimated that the recourse obligations described above were not material to the Company’s consolidated financial position. There have been no material losses incurred as a result of those credit recourse arrangements.

In addition to recourse obligations, as described in note 21, the Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. Charges incurred for such obligation, which are recorded as a reduction of mortgage banking revenues, were $28 million, $23 million and $30 million in 2012, 2011 and 2010, respectively.

The outstanding principal balance and the carrying amount of acquired loans that were recorded at fair value at the acquisition date that is included in the consolidated balance sheet were as follows:

	December 31
	2012	2011
	(In thousands)
Outstanding principal balance	$6,705,120	$9,203,366
Carrying amount:
Commercial, financial, leasing, etc	928,107	1,331,198
Commercial real estate	2,567,050	3,879,518
Residential real estate	707,309	915,371
Consumer	1,637,887	2,033,700

	$5,840,353	$8,159,787

Purchased impaired loans included in the table above totaled $447 million at December 31, 2012 and $653 million at December 31, 2011, representing less than 1% of the Company’s assets as of each date. A summary of changes in the accretable yield for acquired loans for the years ended December 31, 2012, 2011 and 2010 follows:

For Year Ended December 31,	2012		2011		2010
	Purchased	Other	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired	Impaired	Acquired
			(In thousands)
Balance at beginning of period	$30,805	$807,960	$9,245	$447,505	$4,318	$531,546
Additions	—	—	39,358	648,631	4,922	13,747
Interest income	(40,551)	(295,654)	(26,221)	(268,315)	(5,826)	(171,207)
Reclassifications from (to) nonaccretable balance, net	51,998	148,490	8,629	1,800	5,831	34,000
Other (a)	—	(22,524)	(206)	(21,661)	—	39,419

Balance at end of period	$42,252	$638,272	$30,805	$807,960	$9,245	$447,505

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

A summary of current, past due and nonaccrual loans as of December 31, 2012 and 2011 were as follows:

			90 Days or More Past Due and Accruing
	Current	30-89 Days Past Due	Non- acquired	Acquired(a)	Purchased Impaired (b)	Nonaccrual	Total
	(In thousands)
December 31, 2012
Commercial, financial, leasing, etc.	$17,511,052	$62,479	$23,490	$10,587	$17,437	$151,908	$17,776,953
Real estate:
Commercial	21,759,997	118,249	13,111	54,995	132,962	193,859	22,273,173
Residential builder and developer	757,311	35,419	3,258	23,909	187,764	181,865	1,189,526
Other commercial construction	2,379,953	35,274	509	9,572	68,971	36,812	2,531,091
Residential	9,811,956	337,969	313,184	45,124	36,769	249,314	10,794,316
Residential Alt-A	331,021	19,692	—	—	—	95,808	446,521
Consumer:
Home equity lines and loans	6,199,591	40,759	—	20,318	3,211	58,071	6,321,950
Automobile	2,442,502	40,461	—	251	—	25,107	2,508,321
Other	2,661,432	40,599	4,845	1,798	—	20,432	2,729,106

Total	$63,854,815	$730,901	$358,397	$166,554	$447,114	$1,013,176	$66,570,957

December 31, 2011
Commercial, financial, leasing, etc.	$15,493,803	$37,112	$7,601	$8,560	$23,762	$163,598	$15,734,436
Real estate:
Commercial	19,658,761	172,641	9,983	54,148	192,804	171,111	20,259,448
Residential builder and developer	845,680	49,353	13,603	21,116	297,005	281,576	1,508,333
Other commercial construction	2,393,304	41,049	968	23,582	78,105	106,325	2,643,333
Residential	6,626,182	256,017	250,472	37,982	56,741	172,681	7,400,075
Residential Alt-A	383,834	34,077	—	—	—	105,179	523,090
Consumer:
Home equity lines and loans	6,570,675	43,516	—	15,409	4,635	47,150	6,681,385
Automobile	2,644,330	48,342	—	601	—	26,835	2,720,108
Other	2,551,225	43,547	5,249	2,340	310	23,126	2,625,797

Total	$57,167,794	$725,654	$287,876	$163,738	$653,362	$1,097,581	$60,096,005

(a)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.

(b)	Accruing loans that were impaired at acquisition date and were recorded at fair value.

If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on such loans would have amounted to $69,054,000 in 2012, $80,278,000 in 2011 and $90,351,000 in 2010. The actual amounts included in interest income during 2012, 2011 and 2010 on such loans were $30,484,000, $31,301,000 and $40,139,000, respectively.

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

The table below summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the year ended December 31, 2012:

		Recorded Investment		Financial Effects of Modification
	Number	Pre- modifica- tion	Post- modifica- tion	Recorded Investment (a)	Interest (b)
	(Dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	61	$23,888	$22,456	$(1,432)	$—
Other	3	2,967	3,052	85	—
Combination of concession types	5	628	740	112	(102)
Real estate:
Commercial
Principal deferral	24	22,855	23,059	204	—
Interest rate reduction	2	665	708	43	(129)
Combination of concession types	7	1,637	1,656	19	(351)
Residential builder and developer
Principal deferral	23	36,868	34,740	(2,128)	—
Combination of concession types	7	37,602	36,148	(1,454)	—
Other commercial construction
Principal deferral	6	81,062	79,312	(1,750)	—
Residential
Principal deferral	36	4,643	4,808	165	—
Interest rate reduction	1	109	109	—	(20)
Combination of concession types	62	12,886	13,146	260	(657)
Residential Alt-A
Principal deferral	7	968	989	21	—
Combination of concession types	38	8,525	8,717	192	(159)
Consumer:
Home equity lines and loans
Principal deferral	15	1,285	1,285	—	—
Interest rate reduction	1	144	144	—	(6)
Combination of concession types	29	2,332	2,332	—	(368)
Automobile
Principal deferral	618	8,347	8,347	—	—
Interest rate reduction	22	328	328	—	(24)
Other	67	300	300	—	—
Combination of concession types	375	5,857	5,857	—	(684)
Other
Principal deferral	80	1,201	1,201	—	—
Interest rate reduction	22	515	515	—	(85)
Other	13	54	54	—	—
Combination of concession types	84	1,015	1,015	—	(268)

Total	1,608	$256,681	$251,018	$(5,663)	$(2,853)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

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

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended December 31, 2012 and 2011 and for which there was a subsequent payment default during the respective period were not material.

Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $120,000 amounted to $99,532,000 and $96,523,000 at December 31, 2012 and 2011, respectively. During 2012, new borrowings by such persons amounted to $16,026,000 (including any borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions (including reductions resulting from retirements) were $13,017,000.

At December 31, 2012, approximately $8.0 billion of commercial loans and leases, $9.6 billion of commercial real estate loans, $5.9 billion of one-to-four family residential real estate loans, $4.2 billion of home equity loans and lines of credit and $3.1 billion of other consumer loans were pledged to secure outstanding borrowings from the FHLB of New York and available lines of credit as described in note 9.

The Company’s loan and lease portfolio includes commercial lease financing receivables consisting of direct financing and leveraged leases for machinery and equipment, railroad equipment, commercial trucks and trailers, and aircraft. A summary of lease financing receivables follows:

	December 31
	2012	2011
	(In thousands)
Commercial leases:
Direct financings:
Lease payments receivable	$1,106,434	$1,137,310
Estimated residual value of leased assets	96,468	96,479
Unearned income	(134,428)	(153,704)

Investment in direct financings	1,068,474	1,080,085
Leveraged leases:
Lease payments receivable	132,466	154,551
Estimated residual value of leased assets	137,570	144,275
Unearned income	(50,378)	(53,847)

Investment in leveraged leases	219,658	244,979

Total investment in leases.	$1,288,132	$1,325,064

Deferred taxes payable arising from leveraged leases	$172,026	$180,731

Included within the estimated residual value of leased assets at December 31, 2012 and 2011 were $54 million and $52 million, respectively, in residual value associated with direct financing leases that are guaranteed by the lessees. The Company is indemnified from loss by AIB on a portion of leveraged leases obtained in the acquisition of a former subsidiary of AIB on April 1, 2003. Amounts in the leveraged lease section of the table subject to such indemnification included estimated residual value of leased assets of $7 million and $13 million as of December 31, 2012 and 2011, respectively.

At December 31, 2012, the minimum future lease payments to be received from lease financings were as follows:

Total
(In thousands)
Year ending December 31:
2013	$279,758
2014	243,227
2015	190,000
2016	148,341
2017	85,699
Later years	291,875

$1,238,900

5.    Allowance for credit losses

Changes in the allowance for credit losses for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
2012		Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$234,022	$367,637	$91,915	$143,121	$71,595	$908,290
Provision for credit losses	42,510	5,211	34,864	119,235	2,180	204,000
Net charge-offs
Charge-offs	(41,148)	(41,945)	(44,314)	(103,348)	—	(230,755)
Recoveries	11,375	6,198	6,342	20,410	—	44,325

Net charge-offs	(29,773)	(35,747)	(37,972)	(82,938)	—	(186,430)

Ending balance	$246,759	$337,101	$88,807	$179,418	$73,775	$925,860

2011
Beginning balance	$212,579	$400,562	$86,351	$133,067	$70,382	$902,941
Provision for credit losses	66,240	44,404	57,081	101,062	1,213	270,000
Net charge-offs
Charge-offs	(55,021)	(86,869)	(58,351)	(109,246)	—	(309,487)
Recoveries	10,224	9,540	6,834	18,238	—	44,836

Net charge-offs	(44,797)	(77,329)	(51,517)	(91,008)	—	(264,651)

Ending balance	$234,022	$367,637	$91,915	$143,121	$71,595	$908,290

2010
Beginning balance	$219,170	$359,770	$91,582	$137,124	$70,376	$878,022
Provision for credit losses	58,438	159,023	52,960	97,573	6	368,000
Consolidation of loan securitization trust	—	—	2,752	—	—	2,752
Net charge-offs
Charge-offs	(91,650)	(124,087)	(71,016)	(125,593)	—	(412,346)
Recoveries	26,621	5,856	10,073	23,963	—	66,513

Net charge-offs	(65,029)	(118,231)	(60,943)	(101,630)	—	(345,833)

Ending balance	$212,579	$400,562	$86,351	$133,067	$70,382	$902,941

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

The following tables provide information with respect to loans and leases that were considered impaired as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010.

	December 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$127,282	$149,534	$33,829	$118,538	$145,510	$48,674
Real estate:
Commercial	121,542	143,846	23,641	102,886	128,456	17,651
Residential builder and developer	115,306	216,218	25,661	159,293	280,869	52,562
Other commercial construction	73,544	76,869	6,836	20,234	24,639	3,836
Residential	103,451	121,819	3,521	101,882	119,498	4,420
Residential Alt-A	128,891	141,940	17,000	150,396	162,978	25,000
Consumer:
Home equity lines and loans	12,360	13,567	2,254	9,385	10,670	2,306
Automobile	49,210	49,210	14,273	53,710	53,710	11,468
Other	14,408	14,408	5,667	8,401	8,401	2,084

	745,994	927,411	132,682	724,725	934,731	168,001

With no related allowance recorded:
Commercial, financial, leasing, etc.	32,631	42,199	—	53,104	60,778	—
Real estate:
Commercial	78,380	100,337	—	71,636	91,118	—
Residential builder and developer	74,307	105,438	—	133,156	177,277	—
Other commercial construction	23,018	23,532	—	86,652	89,862	—
Residential	86,342	96,448	—	19,686	25,625	—
Residential Alt-A	31,354	58,768	—	34,356	60,942	—

	326,032	426,722	—	398,590	505,602	—

Total:
Commercial, financial, leasing, etc.	$159,913	$191,733	$33,829	$171,642	$206,288	$48,674
Real estate:
Commercial	199,922	244,183	23,641	174,522	219,574	17,651
Residential builder and developer	189,613	321,656	25,661	292,449	458,146	52,562
Other commercial construction	96,562	100,401	6,836	106,886	114,501	3,836
Residential	189,793	218,267	3,521	121,568	145,123	4,420
Residential Alt-A	160,245	200,708	17,000	184,752	223,920	25,000
Consumer:
Home equity lines and loans	12,360	13,567	2,254	9,385	10,670	2,306
Automobile	49,210	49,210	14,273	53,710	53,710	11,468
Other	14,408	14,408	5,667	8,401	8,401	2,084

Total	$1,072,026	$1,354,133	$132,682	$1,123,315	$1,440,333	$168,001

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Average Recorded Investment	Interest Income Recognized		Average Recorded Investment	Interest Income Recognized
		Total	Cash Basis		Total	Cash Basis
	(In thousands)
Commercial, financial, leasing, etc.	$151,314	$2,938	$2,938	$163,485	$3,306	$3,278
Real estate:
Commercial	185,171	2,834	2,834	189,837	2,060	1,985
Residential builder and developer	249,191	1,563	1,102	317,296	1,948	860
Other commercial construction	99,672	5,020	5,020	105,947	926	684
Residential	132,888	5,284	3,300	99,107	4,271	2,286
Residential Alt-A	171,546	7,175	2,226	196,161	7,713	1,965
Consumer:
Home equity lines and loans	11,322	663	179	11,428	681	106
Automobile	51,650	3,470	724	56,862	3,850	1,060
Other	11,028	472	197	5,006	273	89

Total	$1,063,782	$29,419	$18,520	$1,145,129	$25,028	$12,313

	Year Ended December 31, 2010
		Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis
	(In thousands)
Commercial, financial, leasing, etc.	$244,687	$4,834	$4,810
Real estate:
Commercial	240,123	1,983	1,740
Residential builder and developer	252,229	1,716	746
Other commercial construction	60,416	371	357
Residential	62,104	3,028	1,755
Residential Alt-A	220,589	8,397	1,758
Consumer:
Home equity lines and loans	11,807	790	202
Automobile	54,221	3,684	1,233
Other	3,165	243	48

Total	$1,149,341	$25,046	$12,649

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

		Real Estate
	Commercial, Financial, Leasing, etc	Commercial	Residential Builder and Developer	Other Commercial Construction
	(In thousands)
December 31, 2012
Pass	$16,889,753	$21,275,182	$922,141	$2,307,436
Criticized accrual	735,292	804,132	85,520	186,843
Criticized nonaccrual	151,908	193,859	181,865	36,812

Total	$17,776,953	$22,273,173	$1,189,526	$2,531,091

December 31, 2011
Pass	$14,869,636	$19,089,252	$1,085,970	$2,254,609
Criticized accrual	701,202	999,085	140,787	282,399
Criticized nonaccrual	163,598	171,111	281,576	106,325

Total	$15,734,436	$20,259,448	$1,508,333	$2,643,333

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s Credit Department. In arriving at such forecasts, the Company considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of the original balance of any first lien position prior to recovering amounts on a second lien position. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values.

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(In thousands)
December 31, 2012
Individually evaluated for impairment	$33,669	$55,291	$20,502	$22,194	$131,656
Collectively evaluated for impairment	212,930	280,789	66,684	156,661	717,064
Purchased impaired	160	1,021	1,621	563	3,365

Allocated	$246,759	$337,101	$88,807	$179,418	852,085

Unallocated					73,775

Total					$925,860

December 31, 2011
Individually evaluated for impairment	$48,517	$71,784	$29,420	$15,858	$165,579
Collectively evaluated for impairment	185,048	291,271	60,742	126,613	663,674
Purchased impaired	457	4,582	1,753	650	7,442

Allocated	$234,022	$367,637	$91,915	$143,121	836,695

Unallocated					71,595

Total					$908,290

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(In thousands)
December 31, 2012
Individually evaluated for impairment	$159,761	$480,335	$349,477	$75,978	$1,065,551
Collectively evaluated for impairment	17,599,755	25,123,758	10,854,591	11,480,188	65,058,292
Purchased impaired	17,437	389,697	36,769	3,211	447,114

Total	$17,776,953	$25,993,790	$11,240,837	$11,559,377	$66,570,957

December 31, 2011
Individually evaluated for impairment	$171,442	$561,615	$306,320	$71,496	$1,110,873
Collectively evaluated for impairment	15,539,232	23,281,585	7,560,104	11,950,849	58,331,770
Purchased impaired	23,762	567,914	56,741	4,945	653,362

Total	$15,734,436	$24,411,114	$7,923,165	$12,027,290	$60,096,005

6.     Premises and equipment

The detail of premises and equipment was as follows:

	December 31
	2012	2011
	(In thousands)
Land	$84,545	$86,120
Buildings — owned	393,527	365,087
Buildings — capital leases	1,131	1,131
Leasehold improvements	198,498	198,379
Furniture and equipment — owned	465,113	436,203
Furniture and equipment — capital leases	17,915	9,407

	1,160,729	1,096,327
Less: accumulated depreciation and amortization
Owned assets	559,948	512,399
Capital leases	6,129	2,493

	566,077	514,892

Premises and equipment, net	$594,652	$581,435

Net lease expense for all operating leases totaled $102,924,000 in 2012, $97,098,000 in 2011 and $94,646,000 in 2010. Minimum lease payments under noncancelable operating leases are presented in note 21. Minimum lease payments required under capital leases are not material.

7.     Capitalized servicing assets

Changes in capitalized servicing assets were as follows:

	Residential Mortgage Loans			Small-Balance Commercial Mortgage Loans
For Year Ended December 31,	2012	2011	2010	2012	2011	2010
	(In thousands)
Beginning balance	$131,264	$92,066	$101,155	$15,678	$26,197	$40,251
Originations	14,577	13,920	27,430	—	—	—
Purchases	109	61,642	593	—	—	—
Consolidation of loan securitization trusts (note 19)	—	—	(1,843)	—	—	—
Amortization	(41,095)	(36,364)	(35,269)	(7,535)	(10,519)	(14,054)

	104,855	131,264	92,066	8,143	15,678	26,197
Valuation allowance	(4,500)	(1,800)	—	—	—	—

Ending balance, net	$100,355	$129,464	$92,066	$8,143	$15,678	$26,197

	Commercial Mortgage Loans			Total
For Year Ended December 31,	2012	2011	2010	2012	2011	2010
	(In thousands)
Beginning balance	$51,250	$42,613	$32,896	$198,192	$160,876	$174,302
Originations	19,653	17,613	16,976	34,230	31,533	44,406
Purchases	—	—	—	109	61,642	593
Consolidation of loan securitization trusts (note 19)	—	—	—	—	—	(1,843)
Amortization	(10,925)	(8,976)	(7,259)	(59,555)	(55,859)	(56,582)

	59,978	51,250	42,613	172,976	198,192	160,876
Valuation allowance	—	—	—	(4,500)	(1,800)	—

Ending balance, net	$59,978	$51,250	$42,613	$168,476	$196,392	$160,876

Residential mortgage loans serviced for others were $32.1 billion at December 31, 2012, $36.3 billion at December 31, 2011 and $15.9 billion at December 31, 2010. Small-balance commercial mortgage loans serviced for others were $3.8 billion, $4.4 billion and $5.2 billion at December 31, 2012, 2011 and 2010, respectively. Commercial mortgage loans serviced for others were $10.6 billion, $9.0 billion and $8.1 billion at December 31, 2012, 2011 and 2010, respectively.

Changes in the valuation allowance for capitalized residential mortgage servicing assets were not significant in 2012, 2011 or 2010. The estimated fair value of capitalized residential mortgage loan servicing assets was approximately $138 million at December 31, 2012 and $168 million at December 31, 2011. The fair value of capitalized residential mortgage loan servicing assets was estimated using weighted-average discount rates of 10.6% and 10.4% at December 31, 2012 and 2011, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2012 and 2011, the discount rate represented a weighted-average option-adjusted spread (“OAS”) of 929 basis points (hundredths of one percent) and 978 basis points, respectively, over market implied forward London Interbank Offered Rates. The estimated fair value of capitalized small-balance commercial mortgage loan servicing assets was approximately $43 million at December 31, 2012 and $49 million at December 31, 2011. The fair value of capitalized small-balance commercial loan servicing assets was estimated using weighted-average discount rates of 19.4% and 19.2% at December 31, 2012 and 2011, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2012 and 2011, the discount rate represented a weighted-average OAS of 1,791 basis points and 1,783 basis points, respectively, over market implied forward London Interbank Offered Rates. The estimated fair value of capitalized residential and small-balance commercial mortgage loan servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The estimated fair value of capitalized commercial mortgage loan servicing assets was approximately $71 million and $60 million at December 31, 2012 and 2011, respectively. An 18% discount rate was used to estimate the fair value of capitalized commercial mortgage loan servicing rights at December 31, 2012 and 2011 with no prepayment assumptions because, in general, the servicing agreements allow the Company to share in customer loan prepayment fees and thereby recover the remaining carrying value of the capitalized servicing rights associated with such loan. The Company’s ability to realize the carrying value of capitalized commercial mortgage servicing rights is more dependent on the borrowers’ abilities to repay the underlying loans than on prepayments or changes in interest rates.

The key economic assumptions used to determine the fair value of capitalized servicing rights at December 31, 2012 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

	Residential	Small-Balance Commercial	Commercial
Weighted-average prepayment speeds	19.50%	9.16%
Impact on fair value of 10% adverse change	$(8,924,000)	$(1,814,000)
Impact on fair value of 20% adverse change	(16,880,000)	(3,480,000)
Weighted-average OAS	9.29%	17.91%
Impact on fair value of 10% adverse change	$(2,857,000)	$(1,468,000)
Impact on fair value of 20% adverse change	(5,577,000)	(2,832,000)
Weighted-average discount rate			18.00%
Impact on fair value of 10% adverse change			$(3,078,000)
Impact on fair value of 20% adverse change			(5,940,000)

8.     Goodwill and other intangible assets

In accordance with GAAP, the Company does not amortize goodwill, however, core deposit and other intangible assets are amortized over the estimated life of each respective asset. Total amortizing intangible assets were comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
December 31, 2012
Core deposit	$755,794	$670,940	$84,854
Other	177,268	146,359	30,909

Total	$933,062	$817,299	$115,763

December 31, 2011
Core deposit	$755,794	$626,453	$129,341
Other	177,268	130,215	47,053

Total	$933,062	$756,668	$176,394

Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of five to ten years. The weighted-average original amortization period was approximately eight years. The remaining weighted-average amortization period as of December 31, 2012 was approximately four years. Amortization expense for core deposit and other intangible assets was $60,631,000, $61,617,000 and $58,103,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated amortization expense in future years for such intangible assets is as follows:

(In thousands)
Year ending December 31:
2013	$46,912
2014	33,825
2015	20,938
2016	10,052
2017	3,303
Later years	733

$115,763

In accordance with GAAP, the Company completed annual goodwill impairment tests as of October 1, 2012, 2011 and 2010. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations, which has historically been the Company’s core relationship business reporting units. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The implied fair value of the goodwill was determined as the difference between the estimated incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. To test for goodwill impairment at each evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. The methodologies used to estimate fair values of reporting units as of the acquisition dates and as of the evaluation dates were similar. For the Company’s core customer relationship business reporting units, fair value was estimated as the present value of the expected future cash flows of the reporting unit. Based on the results of the goodwill impairment tests, the Company concluded that the amount of recorded goodwill was not impaired at the respective testing dates.

A summary of goodwill assigned to each of the Company’s reportable segments as of December 31, 2012 and 2011 for purposes of testing for impairment is as follows.

(In thousands)
Business Banking	$748,907
Commercial Banking	907,524
Commercial Real Estate	349,197
Discretionary Portfolio	—
Residential Mortgage Banking	—
Retail Banking	1,144,404
All Other	374,593

Total	$3,524,625

9.    Borrowings

The amounts and interest rates of short-term borrowings were as follows:

	Federal Funds Purchased and Repurchase Agreements	Other Short-term Borrowings	Total
	(Dollars in thousands)
At December 31, 2012
Amount outstanding	$1,074,482	$—	$1,074,482
Weighted-average interest rate	0.11%	—	0.11%
For the year ended December 31, 2012
Highest amount at a month-end	$1,224,194	$50,016
Daily-average amount outstanding	822,859	16,043	$838,902
Weighted-average interest rate	0.15%	0.57%	0.15%
At December 31, 2011
Amount outstanding	$732,059	$50,023	$782,082
Weighted-average interest rate	0.04%	0.70%	0.09%
For the year ended December 31, 2011
Highest amount at a month-end	$1,389,237	$142,927
Daily-average amount outstanding	706,749	120,059	$826,808
Weighted-average interest rate	0.11%	0.18%	0.12%
At December 31, 2010
Amount outstanding	$866,555	$80,877	$947,432
Weighted-average interest rate	0.19%	0.20%	0.19%
For the year ended December 31, 2010
Highest amount at a month-end	$2,612,727	$236,842
Daily-average amount outstanding	1,749,525	104,508	$1,854,033
Weighted-average interest rate	0.15%	0.33%	0.16%

Short-term borrowings have a stated maturity of one year or less at the date the Company enters into the obligation. In general, federal funds purchased and short-term repurchase agreements outstanding at December 31, 2012 matured on the next business day following year-end. Other short-term borrowings at December 31, 2011 included $50 million of borrowings from FHLBs. There were no similar borrowings at December 31, 2012.

At December 31, 2012, the Company had lines of credit under formal agreements as follows:

	M&T	M&T Bank	Wilmington Trust, N.A.
	(In thousands)
Outstanding borrowings	$—	$29,586	$—
Unused	30,000	21,127,615	309,658

M&T has a revolving credit agreement with an unaffiliated commercial bank whereby M&T may borrow up to $30 million at its discretion through November 25, 2013. At December 31, 2012, M&T Bank had borrowing facilities available with the FHLBs whereby M&T Bank could borrow up to approximately $9.8 billion. Additionally, M&T Bank and Wilmington Trust, National Association (“Wilmington Trust, N.A.”), a wholly owned subsidiary of M&T, had available lines of credit with the Federal Reserve Bank of New York totaling approximately $11.7 billion at December 31, 2012. M&T Bank and Wilmington Trust, N.A. are required to pledge loans and investment securities as collateral for these borrowing facilities.

Long-term borrowings were as follows:

	December 31,
	2012	2011
	(In thousands)
Senior notes of M&T — 5.375% due 2012	$—	$299,991
Advances from FHLB:
Variable rates	—	1,000,000
Fixed rates	30,066	398,407
Agreements to repurchase securities	1,400,000	1,400,000
Subordinated notes of Wilmington Trust Corporation
(a wholly owned subsidiary of M&T):
4.875% due 2013	251,298	255,839
8.50% due 2018	230,255	237,194
Subordinated notes of M&T Bank:
3.85% due 2013, variable rate commenced in 2008	—	400,000
6.625% due 2017	455,439	452,655
9.50% due 2018	50,000	50,000
5.585% due 2020, variable rate commencing 2015	385,669	378,917
5.629% due 2021, variable rate commencing 2016	583,097	589,516
Junior subordinated debentures of M&T associated with preferred capital securities:
Fixed rates:
M&T Capital Trust I — 8.234%, due 2027	154,640	154,640
M&T Capital Trust II — 8.277%, due 2027	103,093	103,093
M&T Capital Trust III — 9.25%, due 2027	66,434	66,759
BSB Capital Trust I — 8.125%, due 2028	15,566	15,542
Provident Trust I — 8.29%, due 2028	24,746	24,483
Southern Financial Statutory Trust I — 10.60%, due 2030	6,496	6,474
M&T Capital Trust IV — 8.50%, due 2068	350,010	350,010
Variable rates:
First Maryland Capital I — due 2027	144,102	143,564
First Maryland Capital II — due 2027	145,301	144,638
Allfirst Asset Trust — due 2029	95,913	95,768
BSB Capital Trust III — due 2033	15,464	15,464
Provident Trust III — due 2033	51,694	51,244
Southern Financial Capital Trust III — due 2033	7,683	7,623
Other	40,792	44,405

	$4,607,758	$6,686,226

Long-term variable rate advances from the FHLB had contractual interest rates that ranged from 0.26% to 0.36% at December 31, 2011. The weighted-average contractual interest rate was 0.29% at December 31, 2011. Long-term fixed rate advances from the FHLB had contractual interest rates ranging from 3.48% to 7.32% at December 31, 2012 and 0.79% to 7.32% at December 31, 2011. The weighted-average contractual interest rates payable were 4.64% at December 31, 2012 and 3.52% at December 31, 2011. Advances from the FHLB mature at various dates through 2035 and are secured by residential real estate loans, commercial real estate loans and investment securities.

Long-term agreements to repurchase securities had contractual interest rates that ranged from 3.61% to 4.30% at December 31, 2012 and 2011. The weighted-average contractual interest rates were 3.90% at each of those dates. The agreements outstanding at December 31, 2012 reflect various repurchase dates through 2017, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates.

The subordinated notes of M&T Bank and Wilmington Trust Corporation are unsecured and are subordinate to the claims of other creditors of those entities. On July 2, 2012, M&T Bank redeemed $400 million of subordinated capital notes that were due to mature in 2013.

The fixed and floating rate junior subordinated deferrable interest debentures of M&T (“Junior Subordinated Debentures”) are held by various trusts and were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in M&T’s Tier 1 capital as of December 31, 2012. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act that was signed into law on July 21, 2010 provides for a three-year phase-in related to the exclusion of trust preferred capital securities from Tier 1 capital for large financial institutions, including M&T. That phase-in period began on January 1, 2013. The variable rate Junior Subordinated Debentures pay interest quarterly at rates that are indexed to the three-month LIBOR. Those rates ranged from 1.16% to 3.69% at December 31, 2012 and from 1.28% to 3.92% at December 31, 2011. The weighted-average variable rates payable on those Junior Subordinated Debentures were 1.75% and 1.87% at December 31, 2012 and 2011, respectively.

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

Long-term borrowings at December 31, 2012 mature as follows:

(In thousands)
Year ending December 31:
2013	$258,102
2014	22,436
2015	5,784
2016	805,129
2017	1,059,716
Later years	2,456,591

$4,607,758

10.      Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T is presented below:

	December 31, 2012		December 31, 2011
	Shares Issued and Outstanding	Carrying Value	Shares Issued and Outstanding	Carrying Value
	(Dollars in thousands)
Series A (a)(b)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share	230,000	$226,965	230,000	$224,277
Series C (a)(c)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share	151,500	145,535	151,500	140,308
Series D (d)
Fixed Rate Non-cumulative Perpetual Preferred Stock, Series D, $10,000 liquidation preference per share	50,000	500,000	50,000	500,000

(a)	Shares were issued as part of the TARP of the U.S Treasury. Cash proceeds were allocated between the preferred stock and a ten-year warrant to purchase M&T common stock (Series A — 1,218,522 common shares at $73.86 per share, Series C — 407,542 common shares at $55.76 per share). Dividends, if declared, will accrue and be paid quarterly at a rate of 5% per year for the first five years following the original 2008 issuance dates and thereafter were scheduled to increase to 9% per year. In August 2012, the U.S. Treasury sold its holdings of M&T’s Series A and Series C preferred stock to the public, which allowed M&T to exit the TARP. Certain modifications were made to the terms of the Series A and Series C preferred stock, subject to M&T common shareholder approval. Such modifications included a change in the dividend rate on November 15, 2013 to 6.375% (rather than the original 9% noted above) and a provision that M&T will not redeem the preferred shares until on or after November 15, 2018. In December 2012, the U.S. Treasury sold to other investors the Series A warrants for $26.50 per warrant.

(b)	On May 18, 2011, M&T redeemed and retired 370,000 shares of the Series A Preferred Stock. Accelerated amortization of preferred stock discount associated with the redemption was $11.2 million.

(c)	Shares were assumed in an acquisition and a new Series C Preferred Stock was designated.

(d)	Shares were issued on May 31, 2011. Dividends, if declared, will be paid semi-annually at a rate of 6.875% per year. The shares are redeemable in whole or in part on or after June 15, 2016. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 Capital, M&T may redeem all of the shares within 90 days following that occurrence.

In addition to the Series A and Series C warrants mentioned in (a) above, a ten-year warrant to purchase 95,383 shares of M&T common stock at $518.96 per share was outstanding at each of December 31, 2012 and 2011. That warrant was issued by Wilmington Trust in December 2008 as part of the TARP of the U.S. Treasury along with $330 million of fixed rate cumulative perpetual preferred stock, which was redeemed by M&T immediately prior to the May 16, 2011 acquisition of Wilmington Trust.

11.     Stock-based compensation plans

Stock-based compensation expense was $57 million in 2012, $56 million in 2011 and $54 million in 2010. The Company recognized income tax benefits related to stock-based compensation of $30 million in 2012, $22 million in 2011 and $20 million in 2010.

The Company’s equity incentive compensation plan allows for the issuance of various forms of stock-based compensation, including stock options, restricted stock, restricted stock units and performance-based awards. Through December 31, 2012, only stock-based compensation awards, including stock options, restricted stock and restricted stock units, that vest with the passage of time as service is provided have been issued. At December 31, 2012 and 2011, respectively, there were 5,307,228 and 5,619,632 shares available for future grant under the Company’s equity incentive compensation plan.

Restricted stock awards

Restricted stock awards are comprised of restricted stock and restricted stock units. Restricted stock awards generally vest over four years. Unrecognized compensation expense associated with restricted stock was $28 million as of December 31, 2012 and is expected to be recognized over a weighted-average period of 1.5 years. The Company generally will issue restricted shares from treasury stock to the extent available, but may also issue new shares. During 2012, 2011 and 2010, the number of restricted shares issued was 453,908, 451,248 and 423,002, respectively, with a weighted-average grant date fair value of $36,969,000, $38,369,000 and $31,880,000, respectively. Unrecognized compensation expense associated with restricted stock units was $7 million as of December 31, 2012 and is expected to be recognized over a weighted-average period of 1.3 years. During 2012, 2011 and 2010 the number of restricted stock units issued was 278,505, 242,282 and 231,037, respectively, with a weighted-average grant date fair value of $22,139,000, $20,921,000 and $17,039,000, respectively.

A summary of restricted stock and restricted stock unit activity follows:

	Restricted Stock Units Outstanding	Weighted- Average Grant Price	Restricted Stock Outstanding	Weighted- Average Grant Price
Unvested at January 1, 2012	801,463	$61.31	1,091,365	$63.45
Granted	278,505	79.50	453,908	81.45
Vested	(276,308)	53.57	(408,232)	62.27
Cancelled	(4,165)	70.00	(41,410)	72.20

Unvested at December 31, 2012	799,495	$70.28	1,095,631	$71.01

Stock option awards

Stock options issued generally vest over four years and are exercisable over terms not exceeding ten years and one day. The Company used an option pricing model to estimate the grant date present value of stock options granted. Stock options granted in 2012, 2011 and 2010 were not significant.

A summary of stock option activity follows:

	Stock Options Outstanding	Weighted-Average		Aggregate Intrinsic Value (In thousands)
		Exercise Price	Life (In Years)
Outstanding at January 1, 2012	9,839,948	$98.37
Granted	100	79.74
Exercised	(2,432,316)	82.65
Cancelled	(1,814)	94.76
Expired	(372,559)	107.93

Outstanding at December 31, 2012	7,033,359	$103.30	3.4	$26,212

Exercisable at December 31, 2012	7,007,472	$103.53	3.4	$24,761

For 2012, 2011 and 2010, M&T received $153 million, $28 million and $55 million, respectively, in cash and realized tax benefits from the exercise of stock options of $8 million, $3 million and $7 million, respectively. The intrinsic value of stock options exercised during those periods was $21 million, $7 million and $21 million, respectively. As of December 31, 2012, the amount of unrecognized compensation cost related to non-vested stock options was not significant. The total grant date fair value of stock options vested during 2012, 2011 and 2010 was $17 million, $29 million and $38 million, respectively. Upon the exercise of stock options, the Company generally issues shares from treasury stock to the extent available, but may also issue new shares.

Stock purchase plan

The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock at a discount through accumulated payroll deductions. In connection with the employee stock purchase plan, 1,000,000 shares of M&T common stock were authorized for issuance, of which 719,900 shares have been issued. There were 151,014 shares issued in 2012, no shares issued in 2011 and 170,405 shares issued in 2010. For 2012 and 2010, respectively, M&T received $10,117,000 and $8,998,000 in cash for shares purchased through the employee stock purchase plan. Compensation expense recognized for the stock purchase plan was not significant in 2012, 2011 or 2010.

Deferred bonus plan

The Company provided a deferred bonus plan pursuant to which eligible employees could elect to defer all or a portion of their annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants could elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 38,593 and 48,136 at December 31, 2012 and 2011, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet. Through December 31, 2012, 133,051 shares have been issued in connection with the deferred bonus plan.

Directors’ stock plan

The Company maintains a compensation plan for non-employee members of the Company’s boards of directors and directors advisory councils that allows such members to receive all or a portion of their compensation in shares of M&T common stock. Through December 31, 2012, 182,433 shares had been issued in connection with the directors’ stock plan.

Through acquisitions, the Company assumed obligations to issue shares of M&T common stock related to deferred directors compensation plans. Shares of common stock issuable under such plans were 18,816 and 20,084 at December 31, 2012 and 2011, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet.

12.    Pension plans and other postretirement benefits

The Company provides pension (defined benefit and defined contribution plans) and other postretirement benefits (including defined benefit health care and life insurance plans) to qualified retired employees. The Company uses a December 31 measurement date for all of its plans.

Net periodic pension expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Service cost	$29,549	$28,828	$19,670
Interest cost on benefit obligation	62,037	58,545	47,905
Expected return on plan assets	(70,511)	(60,700)	(50,844)
Amortization of prior service cost	(6,559)	(6,559)	(6,559)
Recognized net actuarial loss	37,386	20,530	13,551

Net periodic pension expense	$51,902	$40,644	$23,723

Net other postretirement benefits expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Service cost	$668	$535	$383
Interest cost on benefit obligation	3,737	3,761	3,130
Amortization of prior service cost	21	107	176
Recognized net actuarial loss (gain)	530	36	(9)

Net other postretirement benefits expense	$4,956	$4,439	$3,680

Data relating to the funding position of the defined benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,496,490	$947,993	$90,104	$61,675
Service cost	29,549	28,828	668	535
Interest cost	62,037	58,545	3,737	3,761
Plan participants’ contributions	—	—	3,765	3,383
Amendments	—	—	(13,313)	—
Actuarial (gain) loss	116,237	194,622	(182)	10,303
Settlements/curtailments	(320)	—	—	—
Business combinations	—	315,210	—	20,689
Medicare Part D reimbursement	—	—	918	715
Benefits paid	(59,426)	(48,708)	(10,731)	(10,957)

Benefit obligation at end of year	1,644,567	1,496,490	74,966	90,104

Change in plan assets:
Fair value of plan assets at beginning of year	1,117,972	838,465	—	—
Actual return on plan assets	143,430	(6,635)	—	—
Employer contributions	207,115	75,600	6,048	6,859
Business combinations	—	259,250	—	—
Plan participants’ contributions	—	—	3,765	3,383
Medicare Part D reimbursement	—	—	918	715
Settlements	(320)	—	—	—
Benefits and other payments	(59,426)	(48,708)	(10,731)	(10,957)

Fair value of plan assets at end of year	1,408,771	1,117,972	—	—

Funded status	$(235,796)	$(378,518)	$(74,966)	$(90,104)

Assets and liabilities recognized in the consolidated balance sheet were:
Net prepaid asset	$—	$2,878	$—	$—
Accrued liabilities	(235,796)	(381,396)	(74,966)	(90,104)

Amounts recognized in accumulated other comprehensive income (“AOCI”) were:
Net loss	$480,084	$474,153	$12,134	$12,845
Net prior service cost	(23,455)	(30,014)	(13,173)	161

Pre-tax adjustment to AOCI	456,629	444,139	(1,039)	13,006
Taxes.	(179,227)	(174,324)	408	(5,105)

Net adjustment to AOCI.	$277,402	$269,815	$(631)	$7,901

The Company has an unfunded supplemental pension plan for certain key executives. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan were $130,745,000 as of December 31, 2012 and $124,877,000 and $123,085,000, respectively, as of December 31, 2011.

The accumulated benefit obligation for all defined benefit pension plans was $1,618,119,000 and $1,472,140,000 at December 31, 2012 and 2011, respectively. As of December 31, 2012, the accumulated benefit obligation for all defined benefit pension plans exceeded plan assets. As of December 31, 2011, the accumulated benefit obligation for those defined benefit pension plans in which such obligation exceeded plan assets totaled $1,422,958,000 (including $123,085,000 related to the unfunded supplemental pension plan).

GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of other comprehensive income. As indicated in the preceding table, as of December 31, 2012 the Company recorded a minimum liability adjustment of $455,590,000 ($456,629,000 related to pension plans and $(1,039,000) related to other postretirement benefits) with a corresponding reduction of shareholders’ equity, net of applicable deferred taxes, of $276,771,000. In aggregate, the benefit plans realized a net gain during 2012 that resulted from actual experience differing from the plan assumptions utilized, from changes in actuarial assumptions and from plan amendments. The main factors contributing to that gain were actual investment returns from assets in the qualified defined benefit pension plan that exceeded expected returns plus an amendment to the postretirement medical plan to conform the benefits of former employees of Wilmington Trust with those of other employees of the Company. However, those gains were almost entirely offset by the impact of a reduction in the discount rate used to measure the benefit obligations at December 31, 2012 to 3.75% from the 4.25% rate used at December 31, 2011. As a result, the Company decreased its minimum liability adjustment from that which was recorded at December 31, 2011 by $1,555,000 with a corresponding increase to shareholders’ equity that, net of applicable deferred taxes, was $945,000. The table below reflects the changes in plan assets and benefit obligations recognized in other comprehensive income related to the Company’s postretirement benefit plans.

	Pension Plans	Other Postretirement Benefit Plans	Total
	(In thousands)
2012
Net loss (gain)	$43,318	$(182)	$43,136
Prior service cost (credit)	—	(13,313)	(13,313)
Amortization of prior service (cost) credit	6,559	(21)	6,538
Amortization of loss	(37,386)	(530)	(37,916)

Total recognized in other comprehensive income, pre-tax	$12,491	$(14,046)	$(1,555)

2011
Net loss	$261,957	$10,303	$272,260
Amortization of prior service (cost) credit	6,559	(107)	6,452
Amortization of loss	(20,530)	(36)	(20,566)

Total recognized in other comprehensive income, pre-tax	$247,986	$10,160	$258,146

The following table reflects the amortization of amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit expense during 2013:

	Pension Plans	Other Postretirement Benefit Plans
	(In thousands)
Amortization of net prior service cost (credit)	$(6,559)	$(1,356)
Amortization of net loss	41,593	347

The Company also provides a qualified defined contribution pension plan to eligible employees who were not participants in the defined benefit pension plan as of December 31, 2005 and to other employees who have elected to participate in the defined contribution plan. The Company makes contributions to the defined contribution plan each year in an amount that is based on an individual participant’s total compensation (generally defined as total wages, incentive compensation, commissions and bonuses) and years of service. Participants do not contribute to the defined contribution pension plan. Pension expense recorded in 2012, 2011 and 2010 associated with the defined contribution pension plan was approximately $17 million, $13 million and $14 million, respectively.

Assumptions

The assumed weighted-average rates used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Discount rate	3.75%	4.25%	3.75%	4.25%
Rate of increase in future compensation levels	4.50%	4.50%	—	—

The assumed weighted-average rates used to determine net benefit expense for the years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	4.25%	5.25%	5.75%	4.25%	5.25%	5.75%
Long-term rate of return on plan assets	6.50%	6.50%	6.50%	—	—	—
Rate of increase in future compensation levels	4.50%	4.50%	4.50%	—	—	—

On May 16, 2011 pension and other postretirement benefit obligations were assumed as a result of the acquisition of Wilmington Trust. Initial liabilities and net costs were determined using a 5.25% discount rate, a 4.0% increase in compensation and a 6.50% expected return on assets.

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

For measurement of other postretirement benefits, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2013. The rate was assumed to decrease to 5% over 30 years. A one-percentage point change in assumed health care cost trend rates would have had the following effects:

	+1%	-1%
	(In thousands)
Increase (decrease) in:
Service and interest cost	$141	$(126)
Accumulated postretirement benefit obligation	3,099	(2,790)

Plan Assets

The Company’s policy is to invest the pension plan assets in a prudent manner for the purpose of providing benefit payments to participants and mitigating reasonable expenses of administration. The Company’s investment strategy is designed to provide a total return that, over the long-term, places a strong emphasis on the preservation of capital. The strategy attempts to maximize investment returns on assets at a level of risk deemed appropriate by the Company while complying with applicable regulations and laws. The investment strategy utilizes asset allocation as a principal determinant for establishing an appropriate risk profile. The target allocations for plan assets are generally 55 to 70 percent equity securities, 25 to 40 percent debt securities, and 3 to 10 percent money-market funds or other short-term investments, although holdings could be more or less than these general guidelines based on market conditions at the time and actions taken or recommended by the investment managers providing advice to the Company. Equity securities include investments in large-cap and mid-cap companies located in the United States and equity mutual funds with domestic and international investments, and, to a lesser extent, direct investments in foreign-based companies. Debt securities include corporate bonds of companies from diversified industries, mortgage-backed securities guaranteed by government agencies, U.S. Treasury securities, and mutual funds that invest in debt securities. Additionally, primarily as a result of the Wilmington Trust acquisition, the Company’s defined benefit pension plan held $61,874,000 (4% of total assets) of real estate, private equity and other investments at December 31, 2012. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. Furthermore, management regularly reviews the investment policy and may, if deemed appropriate, make changes to the target allocations noted above.

The fair values of the Company’s pension plan assets at December 31, 2012, by asset category, were as follows:

	Fair Value Measurement of Plan Assets At December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Asset category:
Money-market funds	$46,657	$46,657	$—	$—
Equity securities:
M&T	120,914	120,914	—	—
Domestic(a)	147,382	147,382	—	—
International	8,561	8,561	—	—
Mutual funds:
Domestic	188,950	188,950	—	—
International	208,696	208,696	—	—

	674,503	674,503	—	—

Debt securities:
Corporate(b)	307,712	—	307,712	—
Government	141,224	—	141,224	—
International	10,230	—	10,230	—
Mutual funds:
Domestic(c)	107,576	107,576	—	—
International	54,362	54,362	—	—

	621,104	161,938	459,166	—

Other:
Diversified mutual fund	10,415	10,415	—	—
Private real estate	4,603	—	—	4,603
Private equity	5,347	—	—	5,347
Hedge funds	41,509	10,000	—	31,509

	61,874	20,415	—	41,459

Total(d)	$1,404,138	$903,513	$459,166	$41,459

The fair values of the Company’s pension plan assets at December 31, 2011, by asset category, were as follows:

	Fair Value Measurement of Plan Assets At December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Asset category:
Money-market funds	$63,842	$63,842	$—	$—
Equity securities:
M&T	93,740	93,740	—	—
Domestic(a)	151,235	151,235	—	—
International	8,264	8,264	—	—
Mutual funds:
Domestic	125,223	125,223	—	—
International	127,071	127,071	—	—

	505,533	505,533	—	—

Debt securities:
Corporate(b)	275,079	—	275,079	—
Government	88,261	—	88,261	—
International	7,586	—	7,586	—
Mutual funds:
Domestic(c)	72,680	72,680	—	—
International	23,234	23,234	—	—

	466,840	95,914	370,926	—

Other:
Diversified mutual fund	17,557	17,557	—	—
Private real estate	4,677	—	—	4,677
Private equity	10,190	—	—	10,190
Hedge funds	44,927	—	—	44,927

	77,351	17,557	—	59,794

Total(d)	$1,113,566	$682,846	$370,926	$59,794

(a)	This category is comprised of equities of companies primarily within the mid-cap and large-cap sector of the U.S. economy and range across diverse industries.

(b)	This category represents investment grade bonds of U.S. issuers from diverse industries.

(c)	Approximately 40% of the mutual funds were invested in investment grade bonds of U.S. issuers and 60% in high-yielding bonds at December 31, 2012. Approximately 50% of the mutual funds were invested in investment grade bonds of U.S. issuers and 50% in high-yielding bonds at December 31, 2011. The holdings within the funds are spread across diverse industries.

(d)	Excludes dividends and interest receivable totaling $4,633,000 and $4,406,000 at December 31, 2012 and 2011, respectively.

Pension plan assets included common stock of M&T with a fair value of $120,914,000 (8.6% of total plan assets) at December 31, 2012 and $93,740,000 (8.4% of total plan assets) at December 31, 2011. No investment in securities of a non-U.S. Government or government agency issuer exceeded ten percent of plan assets at December 31, 2012.

The changes in Level 3 pension plan assets measured at estimated fair value on a recurring basis during the year ended December 31, 2012 were as follows:

	Balance – January 1, 2012	Sales	Total Realized/ Unrealized Gains (Losses)	Balance – December 31, 2012
	(In thousands)
Other
Private real estate	$4,677	$—	$(74)	$4,603
Private equity	10,190	(4,892)	49	5,347
Hedge funds	44,927	(15,000)	1,582	31,509

Total	$59,794	$(19,892)	$1,557	$41,459

The Company makes contributions to its funded qualified defined benefit pension plan as required by government regulation or as deemed appropriate by management after considering factors such as the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plan. Subject to the impact of actual events and circumstances that may occur in 2013, the Company may make contributions to the qualified defined benefit pension plan in 2013, but the amount of any such contribution has not yet been determined. The Company made cash contributions of $200 million and $70 million to the qualified defined benefit pension plan in 2012 and 2011, respectively. The Company did not make any contributions to the plan in 2010. The Company regularly funds the payment of benefit obligations for the supplemental defined benefit pension and postretirement benefit plans because such plans do not hold assets for investment. Payments made by the Company for supplemental pension benefits were $7,115,000 and $5,600,000 in 2012 and 2011, respectively. Payments made by the Company for postretirement benefits were $6,048,000 and $6,859,000 in 2012 and 2011, respectively. Payments for supplemental pension and other postretirement benefits for 2013 are not expected to differ from those made in 2012 by an amount that will be material to the Company’s consolidated financial position.

Estimated benefits expected to be paid in future years related to the Company’s defined benefit pension and other postretirement benefits plans are as follows:

	Pension Benefits	Other Postretirement Benefits
	(In thousands)
Year ending December 31:
2013	$62,531	$7,473
2014	66,096	7,151
2015	68,838	6,883
2016	75,769	6,652
2017	78,564	6,332
2018 through 2022	450,434	27,647

The Company has a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. Employee benefits expense resulting from the Company’s contributions to the RSP totaled $31,305,000, $27,738,000 and $24,683,000 in 2012, 2011 and 2010, respectively.

13.    Income taxes

The components of income tax expense (benefit) were as follows:

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Current
Federal	$309,156	$277,631	$250,489
State and city	82,014	53,566	55,071

Total current	391,170	331,197	305,560

Deferred
Federal	117,229	34,325	47,123
State and city	14,629	(401)	3,945

Total deferred	131,858	33,924	51,068

Total income taxes applicable to pre-tax income	$523,028	$365,121	$356,628

The Company files a consolidated federal income tax return reflecting taxable income earned by all domestic subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with GAAP, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2012, M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $79,121,000. No actions are planned that would cause this reserve to become wholly or partially taxable.

Income taxes attributable to gains or losses on bank investment securities were benefits of $18,766,000 in 2012 and $32,778,000 in 2010 and expense of $28,712,000 in 2011. No alternative minimum tax expense was recognized in 2012, 2011 or 2010.

Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Income taxes at statutory federal income tax rate	$543,384	$428,610	$382,476
Increase (decrease) in taxes:
Tax-exempt income	(33,890)	(33,799)	(32,466)
State and city income taxes, net of federal income tax effect	62,818	34,557	38,360
Low income housing and other credits	(42,074)	(40,763)	(29,882)
Non-taxable gain on acquisition	—	(22,725)	—
Other	(7,210)	(759)	(1,860)

	$523,028	$365,121	$356,628

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2012	2011	2010
	(In thousands)
Losses on loans and other assets	$809,033	$896,219	$550,970
Postretirement and other employee benefits	34,517	39,992	28,135
Incentive compensation plans	50,067	49,183	27,388
Interest on loans	72,278	46,965	43,563
Retirement benefits	91,980	147,997	42,422
Stock-based compensation	69,874	78,014	70,641
Unrealized investment losses	—	50,528	54,557
Depreciation and amortization	12,130	9,563	13,332
Other	103,027	99,012	51,768

Gross deferred tax assets	1,242,906	1,417,473	882,776

Leasing transactions	(291,524)	(294,150)	(294,510)
Unrealized investment gains	(23,574)	—	—
Capitalized servicing rights	(20,348)	(17,603)	(14,739)
Interest on subordinated note exchange	(8,794)	(11,275)	(13,534)
Other	(61,410)	(48,803)	(36,080)

Gross deferred tax liabilities	(405,650)	(371,831)	(358,863)

Net deferred tax asset	$837,256	$1,045,642	$523,913

The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.

The income tax credits shown in the statement of income of M&T in note 25 arise principally from operating losses before dividends from subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Federal, State and Local Tax	Accrued Interest	Unrecognized Income Tax Benefits
	(In thousands)
Gross unrecognized tax benefits at January 1, 2010	$28,297	$19,508	$47,805
Increases in unrecognized tax benefits as a result of tax positions taken during prior years	—	11,468	11,468
Deceases in unrecognized tax benefits because applicable returns are no longer subject to examination	(1,403)	(670)	(2,073)
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(967)	(549)	(1,516)
Decreases in unrecognized tax benefits as a result of tax positions taken in prior years	(1,074)	(9,061)	(10,135)

Gross unrecognized tax benefits at December 31, 2010	24,853	20,696	45,549
Increases in unrecognized tax benefits as a result of tax positions taken during 2011	4,659	—	4,659
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(9,742)	(5,497)	(15,239)
Decreases in unrecognized tax benefits as a result of tax positions taken in prior years	—	(1,645)	(1,645)
Decreases in unrecognized tax benefits because applicable returns are no longer subject to examination	(8,471)	(8,201)	(16,672)
Unrecognized tax benefits acquired in a business combination	7,034	3,924	10,958

Gross unrecognized tax benefits at December 31, 2011	18,333	9,277	27,610
Increases in unrecognized tax benefits as a result of tax positions taken during 2012	860	—	860
Increases in unrecognized tax benefits as a result of tax positions taken in prior years	—	4,514	4,514
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(1,002)	—	(1,002)
Decreases in unrecognized tax benefits because applicable returns are no longer subject to examination	(1,643)	(1,412)	(3,055)

Gross unrecognized tax benefits at December 31, 2012	$16,548	$12,379	28,927

Less: Federal, state and local income tax benefits			(9,479)

Net unrecognized tax benefits at December 31, 2012 that, if recognized, would impact the effective income tax rate			$19,448

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the consolidated statement of income. The balance of accrued interest at December 31, 2012 is included in the table above. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should determinations rendered by tax authorities ultimately indicate that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Under statute, the Company’s federal income tax returns for the years 2009, 2010, and 2011 could be adjusted by the Internal Revenue Service, although examinations for those tax years have been concluded. The Company also files income tax returns in over forty states and numerous local jurisdictions. Substantially all material state and local matters have been concluded for years through 2003. It is not reasonably possible to estimate when examinations for any subsequent years will be completed.

14.    Earnings per common share

The computations of basic earnings per common share follow:

	Year Ended December 31
	2012	2011	2010
	(In thousands, except per share)
Income available to common shareholders:
Net income	$1,029,498	$859,479	$736,161
Less: Preferred stock dividends(a)	(53,450)	(45,839)	(40,225)
Amortization of preferred stock discount(a)	(8,026)	(20,018)	(10,518)

Net income available to common equity	968,022	793,622	685,418
Less: Income attributable to unvested stock-based compensation awards	(14,632)	(11,879)	(9,592)

Net income available to common shareholders	$953,390	$781,743	$675,826
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	127,793	124,524	119,852
Less: Unvested stock-based compensation awards	(1,929)	(1,861)	(1,661)

Weighted-average shares outstanding	125,864	122,663	118,191
Basic earnings per common share	$7.57	$6.37	$5.72

(a)	Including impact of not as yet declared cumulative dividends.

The computations of diluted earnings per common share follow:

	Year Ended December 31
	2012	2011	2010
	(In thousands, except per share)
Net income available to common equity	$968,022	$793,622	$685,418
Less: Income attributable to unvested stock-based compensation awards	(14,593)	(11,857)	(9,565)

Net income available to common shareholders	$953,429	$781,765	$675,853
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	127,793	124,524	119,852
Less: Unvested stock-based compensation awards	(1,929)	(1,861)	(1,661)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and convertible preferred stock	541	416	652

Adjusted weighted-average shares outstanding	126,405	123,079	118,843
Diluted earnings per common share	$7.54	$6.35	$5.69

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

Stock-based compensation awards, warrants to purchase common stock of M&T and preferred stock convertible into shares of M&T common stock representing approximately 8,905,000, 11,268,000 and 11,231,000 common shares during 2012, 2011 and 2010, respectively, were not included in the computations of diluted earnings per common share because the effect on those years would have been antidilutive.

15.    Comprehensive income

The following table displays the components of other comprehensive income:

	Before-tax Amount	Income Taxes	Net
	(In thousands)
For the year ended December 31, 2012
Unrealized gains (losses) on investment securities:
Available-for-sale (“AFS”) investment securities with other-than-temporary impairment (“OTTI”):
Unrealized holding losses, net	$(150)	$59	$(91)
Less: OTTI charges recognized in net income	(42,467)	16,668	(25,799)

Net change for AFS investment securities with OTTI	42,317	(16,609)	25,708
AFS investment securities – all other:
Unrealized holding gains, net	137,922	(54,083)	83,839
Less: reclassification adjustment for gains realized in net income	9	(4)	5

Net change for AFS investment securities – all other	137,913	(54,079)	83,834
Held-to-maturity (“HTM”) investment securities with OTTI:
Unrealized holding losses, net	(2,848)	1,118	(1,730)
Less: reclassification to income of unrealized holding losses	(1,660)	652	(1,008)
Less: OTTI charges recognized in net income	(5,355)	2,102	(3,253)

Net change for HTM investment securities with OTTI	4,167	(1,636)	2,531

Reclassification to income of unrealized holding losses on investment securities previously transferred from AFS to HTM	4,530	(1,778)	2,752

Net unrealized gains on investment securities	188,927	(74,102)	114,825
Reclassification to income for amortization of gains on terminated cash flow hedges	(178)	66	(112)
Foreign currency translation adjustment	809	(290)	519
Defined benefit plans liability adjustment	1,555	(610)	945

	$191,113	$(74,936)	$116,177

For the year ended December 31, 2011
Unrealized gains (losses) on investment securities:
AFS investment securities with OTTI:
Unrealized holding losses, net	$(58,628)	$23,106	$(35,522)
Less: reclassification adjustment for gains realized in net income	3,814	(1,497)	2,317
Less: OTTI charges recognized in net income	(64,919)	25,480	(39,439)

Net change for AFS investment securities with OTTI	2,477	(877)	1,600
AFS investment securities — all other:
Unrealized holding gains, net	144,941	(56,714)	88,227
Less: reclassification adjustment for gains realized in net income	146,115	(57,256)	88,859

Net change for AFS investment securities – all other	(1,174)	542	(632)
HTM investment securities with OTTI:
Unrealized holding losses, net	(10,317)	4,049	(6,268)
Less: reclassification to income of unrealized holding losses	(545)	214	(331)
Less: OTTI charges recognized in net income	(12,116)	4,755	(7,361)

Net change for HTM investment securities with OTTI	2,344	(920)	1,424

Unrealized holding losses on investment securities previously transferred from AFS to HTM:
Reclassification to income of unrealized holding losses	6,490	(2,548)	3,942
Unrealized holding losses transferred to HTM investment securities with OTTI	580	(227)	353

Net change for investment securities previously transferred from AFS to HTM	7,070	(2,775)	4,295

Net unrealized gains on investment securities	10,717	(4,030)	6,687
Reclassification to income for amortization of gains on terminated cash flow hedges	(448)	167	(281)
Foreign currency translation adjustment	(1,240)	437	(803)
Defined benefit plans liability adjustment	(258,146)	101,322	(156,824)

	$(249,117)	$97,896	$(151,221)

	Before-tax Amount	Income Taxes	Net
	(In thousands)
For the year ended December 31, 2010
Unrealized gains (losses) on investment securities:
AFS investment securities with OTTI:
Unrealized holding losses, net	$(104,039)	$40,566	$(63,473)
Less: OTTI charges recognized in net income	(81,199)	31,552	(49,647)

Net change for AFS investment securities with OTTI	(22,840)	9,014	(13,826)
AFS investment securities — all other:
Unrealized holding gains, net	236,167	(92,190)	143,977
Less: reclassification adjustment for gains realized in net income	1,581	(610)	971

Net change for AFS investment securities – all other	234,586	(91,580)	143,006
HTM investment securities with OTTI:
Unrealized holding losses, net	(11,908)	4,674	(7,234)
Less: reclassification to income of unrealized holding losses	(7,984)	3,134	(4,850)
Less: OTTI charges recognized in net income	(5,082)	1,995	(3,087)

Net change for HTM investment securities with OTTI	1,158	(455)	703

Reclassification to income of unrealized holding losses on investment securities previously transferred from AFS to HTM	8,264	(3,243)	5,021

Net unrealized gains on investment securities	221,168	(86,264)	134,904
Reclassification to income for amortization of gains on terminated cash flow hedges	(448)	167	(281)
Defined benefit plans liability adjustment	(6,331)	2,485	(3,846)

	$214,389	$(83,612)	$130,777

Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

	Investment Securities		Cash Flow Hedges	Foreign Currency Translation Adjustment	Defined Benefit Plans	Total
	With OTTI	All Other
	(In thousands)
Balance at January 1, 2010	$(76,772)	$(142,853)	$674	$—	$(117,046)	$(335,997)
Net gain (loss) during 2010	(10,281)	145,185	(281)	—	(3,846)	130,777

Balance at December 31, 2010	(87,053)	2,332	393	—	(120,892)	(205,220)
Net gain (loss) during 2011	3,024	3,663	(281)	(803)	(156,824)	(151,221)

Balance at December 31, 2011	(84,029)	5,995	112	(803)	(277,716)	(356,441)
Net gain (loss) during 2012	28,239	86,586	(112)	519	945	116,177

Balance at December 31, 2012	$(55,790)	$92,581	$—	$(284)	$(276,771)	$(240,264)

16.    Other income and other expense

The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either “other revenues from operations” or “other costs of operations” in the consolidated statement of income:

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Other income:
Bank owned life insurance	$51,199	$50,776	$50,483
Credit-related fee income	68,596	73,886	62,294
Letter of credit fees	58,496	56,247	49,762
Non-taxable gain from business combination		64,930
Other expense:
Professional services	248,544	222,122	128,629
Amortization of capitalized servicing rights	59,555	55,859	56,582
Advertising and promotion	52,388	58,312	41,869
Write-down of investment in Bayview Lending Group LLC (“BLG”)		79,012

17.    International activities

The Company engages in certain international activities consisting largely of collecting Eurodollar deposits, engaging in foreign currency trading, providing credit to support the international activities of domestic companies and holding certain loans to foreign borrowers. As a result of the Wilmington Trust acquisition, the Company offers certain trust-related services in Europe and the Cayman Islands. Revenues from providing such trust-related services were approximately $24 million in 2012 and $15 million in 2011. Net assets identified with international activities amounted to $179,433,000 and $159,579,000 at December 31, 2012 and 2011, respectively. Such assets included $148,602,000 and $128,187,000, respectively, of loans to foreign borrowers. Deposits at M&T Bank’s Cayman Islands office were $1,044,519,000 and $355,927,000 at December 31, 2012 and 2011, respectively. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable.

18.    Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of December 31, 2012.

The net effect of interest rate swap agreements was to increase net interest income by $36 million in 2012, $38 million in 2011 and $42 million in 2010. The average notional amounts of interest rate swap agreements impacting net interest income that were entered into for interest rate risk management purposes were $900 million in each of 2012 and 2011 and $1.01 billion in 2010.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional Amount	Average Maturity	Weighted-Average Rate		Estimated Fair Value Gain
			Fixed	Variable
	(In thousands)	(In years)			(In thousands)
December 31, 2012
Fair value hedges:
Fixed rate long-term borrowings(a)	$900,000	4.4	6.07%	1.85%	$143,179

December 31, 2011
Fair value hedges:
Fixed rate long-term borrowings(a)	$900,000	5.4	6.07%	2.07%	$147,302

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

The notional amount of interest rate swap agreements entered into for risk management purposes that were outstanding at December 31, 2012 mature in 2016 and 2017.

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

Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values of $15.5 billion and $13.9 billion at December 31, 2012 and 2011, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $869 million and $1.4 billion at December 31, 2012 and 2011, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives Fair Value December 31		Liability Derivatives Fair Value December 31
	2012	2011	2012	2011
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements(a)	$143,179	$147,302	$—	$—
Commitments to sell real estate loans(a)	1,114	232	3,825	2,287

	144,293	147,534	3,825	2,287

Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale(a)	48,056	7,991	197	1,068
Commitments to sell real estate loans(a)	1,982	1,328	6,570	2,771
Trading:
Interest rate contracts(b)	399,963	443,033	365,616	415,836
Foreign exchange and other option and futures contracts(b)	8,725	19,115	8,658	18,723

	458,726	471,467	381,041	438,398

Total derivatives	$603,019	$619,001	$384,866	$440,685

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.

(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

	Amount of Unrealized Gain (Loss) Recognized
	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate time deposits(a)	$—	$—	$—	$—	$(503)	$503
Fixed rate long-term borrowings(a)	(4,123)	3,724	50,665	(47,916)	41,628	(39,802)

Total	$(4,123)	$3,724	$50,665	$(47,916)	$41,125	$(39,299)

Derivatives not designated as hedging instruments
Trading:
Interest rate contracts(b)	$8,004		$6,130		$3,760
Foreign exchange and other option and futures contracts(b)	(3,970)		(2,649)		(307)

Total	$4,034		$3,481		$3,453

(a)	Reported as other revenues from operations.

(b)	Reported as trading account and foreign exchange gains.

In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $89 million and $12 million at December 31, 2012 and 2011, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

The aggregate fair value of derivative financial instruments in a net liability position at December 31, 2012 for which the Company was required to post collateral was $281 million. The fair value of collateral posted for such instruments was $266 million. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt rating were to fall below specified ratings, the counterparties to the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit-risk-related contingent features in a net liability position on December 31, 2012 was $84 million, for which the Company had posted collateral of $65 million in the normal course of business. If the credit-risk-related contingent features had been triggered on December 31, 2012, the maximum amount of additional collateral the Company would have been required to post with counterparties was $19 million.

The Company’s credit exposure with respect to the estimated fair value as of December 31, 2012 of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparties as well as counterparty postings of $69 million of collateral with the Company. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit standards and often contain collateral provisions.

19.    Variable interest entities and asset securitizations

In 2002 and 2003, the Company transferred approximately $1.9 billion of one-to-four family residential mortgage loans to qualified special-purpose trusts in two non-recourse securitization transactions. In exchange for the loans, the Company received cash, no more than 88% of the resulting securities, and the servicing rights to the loans. Through December 31, 2009, all of the retained securities were classified as investment securities available for sale as the qualified special-purpose trusts were not included in the Company’s consolidated financial statements. Effective January 1, 2010, following new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) the Company determined that it was the primary beneficiary of both securitization trusts considering its role as servicer and its retained subordinated interests in the trusts. As a result, beginning January 1, 2010, the Company included the one-to-four family residential mortgage loans that were included in the two non-recourse securitization transactions in its consolidated financial statements. The effect of that consolidation on January 1, 2010 was to increase loans receivable by $424 million, decrease the amortized cost of available-for-sale investment securities by $360 million (fair value of $355 million), and increase borrowings by $65 million. The transition adjustment at January 1, 2010 as a result of the Company’s adoption of the new accounting requirements was not significant. In the second quarter of 2010, the 2002 securitization trust was terminated as the Company exercised its right to purchase the underlying mortgage loans pursuant to the clean-up call provisions of the qualified special-purpose trust. At December 31, 2012 and 2011, the carrying values of the loans in the remaining securitization trust were $151 million and $196 million, respectively. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to M&T at December 31, 2012 and 2011 was $23 million and $30 million, respectively. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at December 31, 2012 is limited to realizing the carrying value of the loans less the amount of the mortgage-backed securities held by third parties.

As described in note 9, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At December 31, 2012 and 2011, the Company included the

Junior Subordinated Debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $34 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 9.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.5 billion at December 31, 2012 and $1.4 billion at Deecember 31, 2011. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $270 million, including $71 million of unfunded commitments, at December 31, 2012 and $271 million, including $75 million of unfunded commitments, at December 31, 2011. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.

20.    Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at December 31, 2012.

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

The Company supplemented its determination of fair value for many of its privately issued mortgage-backed securities by obtaining pricing indications from two independent sources at December 31, 2012 and 2011. However, the Company could not readily ascertain that the basis of such valuations could be ascribed to orderly and observable trades in the market for privately issued residential mortgage-backed securities. As a result, the Company also performed internal modeling to estimate the cash flows and fair value of privately issued residential mortgage-backed securities with an amortized cost basis of $1.1 billion at December 31, 2012 and $1.3 billion at December 31, 2011. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds, including estimates about the timing and amount of credit losses and prepayments. In estimating those cash flows, the Company used assumptions as to future delinquency, defaults, collateral valuation and loss rates. Differences between internal model valuations and external pricing indications were generally considered to be reflective of the lack of liquidity in the market for privately issued mortgage-backed securities given the nature of the cash flow modeling performed in the Company’s assessment of value. To determine the point within the range of potential values that was most representative of fair value under current market conditions for each of the bonds, the Company averaged the internal model valuations and the indications obtained from the two independent pricing sources, such that the weighted-average reliance on internal model pricing for the bonds modeled was 33% with a 67% average weighting placed on the values provided by the independent sources. Significant unobservable inputs used in the Company’s modeling of fair value for residential mortgage-backed securities are included in the accompanying table of significant unobservable inputs to Level 3 measurements. The Company concluded its estimate of fair value for the $1.1 billion of privately issued residential mortgage-backed securities was approximately $1.0 billion, which reflects a market yield based on reasonably likely cash flows of 6.8%. The Company determined the fair value of its privately issued commercial mortgage-backed securities held in its available-for-sale portfolio using quoted market prices obtained from third party pricing services without adjustment. Similar to privately-issued residential mortgage-backed securities, the market for commercial mortgage-backed securities has experienced significant declines in the level of market activity, resulting in the classification of such bonds as Level 3.

Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. The Company could not obtain pricing indications for many of these securities from its independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at December 31, 2012 and 2011. The modeling techniques included estimating cash flows using bond-specific assumptions about future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. In determining a market yield applicable to the estimated cash flows, a margin over LIBOR, ranging from 4% to 11% with a weighted-average of 7% was used. Significant unobservable inputs used in the determination of estimated fair value of collateralized debt obligations are included in the accompanying table of significant unobservable inputs to Level 3 measurements. At December 31, 2012, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $43 million and $62 million, respectively, and at December 31, 2011 were $44 million and $53 million, respectively. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations as of December 31, 2012 and 2011.

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

The following tables present assets and liabilities at December 31, 2012 and 2011 measured at estimated fair value on a recurring basis:

	Fair Value Measurements at December 31, 2012	Level 1(a)	Level 2(a)	Level 3
	(In thousands)
Trading account assets	$488,966	56,106	432,860	—
Investment securities available for sale:
U.S. Treasury and federal agencies	39,344	—	39,344	—
Obligations of states and political subdivisions	20,901	—	20,901	—
Mortgage-backed securities:
Government issued or guaranteed	3,371,041	—	3,371,041	—
Privately issued residential	1,012,886	—	—	1,012,886
Privately issued commercial	11,000	—	—	11,000
Collateralized debt obligations	61,869	—	—	61,869
Other debt securities	111,950	—	111,950	—
Equity securities	110,446	98,364	12,082	—

	4,739,437	98,364	3,555,318	1,085,755

Real estate loans held for sale	1,387,491	—	1,387,491	—
Other assets(b)	194,331	—	146,275	48,056

Total assets	$6,810,225	154,470	5,521,944	1,133,811

Trading account liabilities	$374,274	—	374,274	—
Other liabilities(b)	10,592	—	10,395	197

Total liabilities	$384,866	—	384,669	197

	Fair Value Measurements at December 31, 2011	Level 1(a)	Level 2(a)	Level 3
Trading account assets	$561,834	53,165	508,669	—
Investment securities available for sale:
U.S. Treasury and federal agencies	70,723	—	70,723	—
Obligations of states and political subdivisions	40,269	—	40,269	—
Mortgage-backed securities:
Government issued or guaranteed	4,521,233	—	4,521,233	—
Privately issued residential	1,136,256	—	—	1,136,256
Privately issued commercial	15,029	—	—	15,029
Collateralized debt obligations	52,500	—	—	52,500
Other debt securities	176,845	—	176,845	—
Equity securities	215,705	205,587	10,118	—

	6,228,560	205,587	4,819,188	1,203,785

Real estate loans held for sale	371,437	—	371,437	—
Other assets (b)	156,853	—	148,862	7,991

Total assets	$7,318,684	258,752	5,848,156	1,211,776

Trading account liabilities	$434,559	—	434,559	—
Other liabilities (b)	6,126	—	5,058	1,068

Total liabilities	$440,685	—	439,617	1,068

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2012 and 2011.

(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2012 were as follows:

	Investment Securities Available for Sale
	Privately Issued Residential Mortgage- backed Securities		Privately Issued Commercial Mortgage- backed Securities		Collateralized Debt Obligations		Other Assets and Other Liabilities
	(In thousands)
Balance – January 1, 2012	$1,136,256		$15,029		$52,500		$6,923
Total gains (losses) realized/unrealized:
Included in earnings	(42,467	)(a)	—		—		212,281	(b)
Included in other comprehensive income	110,309	(e)	4,283	(e)	12,214	(e)	—
Settlements	(191,212)		(8,312)		(2,845)		—
Transfers in and/or out of Level 3 (c)	—		—		—		(171,345	)(d)

Balance – December 31, 2012	$1,012,886		$11,000		$61,869		$47,859

Changes in unrealized gains (losses) included in earnings related to assets still held at December 31, 2012	$(42,467	)(a)	$—		$—		$47,859	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2011 were as follows:

	Investment Securities Available for Sale
	Privately Issued Residential Mortgage- backed Securities		Privately Issued Commercial Mortgage- backed Securities		Collateralized Debt Obligations		Other Assets and Other Liabilities
	(In thousands)
Balance – January 1, 2011	$1,435,561		$22,407		$110,756		$2,244
Total gains (losses) realized/unrealized:
Included in earnings	(64,919	)(a)	—		19,231	(a)	67,163	(b)
Included in other comprehensive income	6,489	(e)	327	(e)	(272	)(e)	—
Purchases	—		—		50,790		—
Sales	—		—		(124,874)		—
Settlements	(240,875)		(7,705)		(3,131)		—
Transfers in and/or out of Level 3 (c)	—		—		—		(62,484	)(d)

Balance – December 31, 2011	$1,136,256		$15,029		$52,500		$6,923

Changes in unrealized gains (losses) included in earnings related to assets still held at December 31, 2011	$(64,919	)(a)	$—		$—		$6,902	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2010 were as follows:

	Investment Securities Available for Sale
	Privately Issued Residential Mortgage- backed Securities		Privately Issued Commercial Mortgage- backed Securities		Collateralized Debt Obligations		Other Debt Securities		Other Assets and Other Liabilities
	(In thousands)
Balance – January 1, 2010	$2,064,904		$25,166		$115,346		$420		$(80)
Total gains (losses) realized/unrealized:
Included in earnings	(63,503	)(a)	—		(5,703	)(a)	—		95,661	(b)
Included in other comprehensive income	135,434	(e)	5,462	(e)	2,887	(e)	35	(e)	—
Settlements	(346,026)		(8,221)		(1,774)		—		—
Transfers in and/or out of Level 3 (c)	(355,248	)(f)	—		—		(455)		(93,337	)(d)

Balance – December 31, 2010	$1,435,561		$22,407		$110,756		$—		$2,244

Changes in unrealized gains (losses) included in earnings related to assets still held at December 31, 2010	$(63,503	)(a)	$—		$(5,703	)(a)	$—		$2,153	(b)

(a)	Reported as an other-than-temporary impairment loss in the consolidated statement of income or as gain (loss) on bank investment securities.

(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.

(c)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.

(d)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

(e)	Reported as net unrealized gains on investment securities in the consolidated statement of comprehensive income.

(f)	As a result of the Company’s adoption of new accounting rules governing the consolidation of variable interest entities, effective January 1, 2010 the Company derecognized $355 million of available-for-sale investment securities previously classified as Level 3 measurements.

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Investment Securities Held to Maturity

During 2012, 2011 and 2010, other-than-temporary losses of $5 million, $12 million and $5 million, respectively, were recorded related to certain securities. In accordance with GAAP, the carrying value of such securities was reduced to fair value, with estimated credit losses recognized in earnings and any remaining unrealized loss recognized in accumulated other comprehensive income. The determination of fair value included use of external and internal valuation sources that, as in the case of privately issued residential mortgage-backed securities, are weighted and averaged when estimating fair value. Due to the presence of significant unobservable inputs those valuations are classified as Level 3. The amortized cost, fair value and impact on the Company’s financial statements of the modeling described herein were not material.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 10% to 85% at December 31, 2012. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $335 million at December 31, 2012, ($207 million and $128 million of which were classified as Level 2 and Level 3, respectively), $419 million at December 31, 2011 ($262 million and $157 million of which were classified as Level 2 and Level 3, respectively), and $746 million at December 31, 2010 ($476 million and $270 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves during each of the years ended December 31, 2012, 2011 and 2010 on loans held at the end of each of those years were decreases of $67 million, $158 million and $224 million, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $34 million and $51 million at December 31, 2012 and December 31, 2011, respectively. Changes in fair value recognized for foreclosed assets held by the Company at December 31, 2012, 2011 and 2010 were not material during each of 2012, 2011 and 2010.

Investment in Bayview Lending Group LLC

In 2011, the Company recognized a $79 million other-than-temporary impairment charge related to M&T’s 20% investment in BLG and charged it down to its estimated fair value of $115 million. That impairment charge is included in “other costs of operations.” In determining the fair value of M&T’s investment in BLG at December 31, 2011, the Company projected no further commercial mortgage origination and securitization activities by BLG. BLG, however, is entitled to receive, if and when made, cash distributions from affiliates, a portion of which is contractually required to be distributed to M&T. Specifically, cash flows related to mortgage assets held by BLG and its affiliates were estimated using various assumptions on future default and loss severities to arrive at the expected amount of cash flow that could be available for distribution. As of December 31, 2011 the weighted-average assumptions of projected default percentage on the underlying mortgage loan collateral supporting those mortgage assets was 31% and the weighted-average loss severity assumption was 75%. With respect to projected value expected to be generated by the asset management and servicing operations of BLG’s affiliates, M&T developed estimates from company-provided forecasts of financial results and through discussions with their senior management pertaining to longer-term projections of growth in assets under management and asset servicing portfolios. M&T considered different scenarios of projected cash flows that could be generated by the asset management and servicing operations of BLG’s affiliates. M&T then discounted the various projections using discount rates that ranged from 8.0% to 12.5% that were determined by reference to returns required by investors in similar businesses. The determination of fair value of M&T’s 20% investment in BLG is considered a Level 3 valuation due to the unobservable nature of key assumptions. There was no other-than-temporary impairment charge recognized in 2012 or 2010 related to M&T’s investment in BLG.

Significant unobservable inputs to level 3 measurements

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at December 31, 2012:

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input/Assumptions	Range (Weighted- Average)
Recurring fair value measurements
Privately issued mortgage–backed securities	$1,023,886	Discounted cash flow	Probability of default	1%-40% (19%)
			Loss severity	32%-82% (51%)
Colateralized debt obligations	61,869	Discounted cash flow	Probability of default	0%-65% (12%)
			Loss severity	100%
Net other assets (liabilities)(a)	47,859	Discounted cash flow	Commitment expirations	0%-69% (20%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	December 31, 2012
	Carrying Amount	Calculated Estimate	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,986,615	$1,986,615	$1,895,423	$91,192	$—
Interest-bearing deposits at banks	129,945	129,945	—	129,945	—
Trading account assets	488,966	488,966	56,106	432,860	—
Investment securities	6,074,361	6,018,968	98,364	4,687,211	1,233,393
Loans and leases:
Commercial loans and leases	17,776,953	17,554,562	—	—	17,554,562
Commercial real estate loans	25,993,790	25,858,482	—	199,997	25,658,485
Residential real estate loans	11,240,837	11,381,319	—	8,100,915	3,280,404
Consumer loans	11,559,377	11,504,799	—	—	11,504,799
Allowance for credit losses	(925,860)	—	—	—	—

Loans and leases, net	65,645,097	66,299,162	—	8,300,912	57,998,250
Accrued interest receivable	222,897	222,897	—	222,897	—
Financial liabilities:
Noninterest-bearing deposits	$(24,240,802)	$(24,240,802)	—	$(24,240,802)	—
Savings deposits and NOW accounts	(35,763,566)	(35,763,566)	—	(35,763,566)	—
Time deposits	(4,562,366)	(4,584,384)	—	(4,584,384)	—
Deposits at Cayman Islands office	(1,044,519)	(1,044,519)	—	(1,044,519)	—
Short-term borrowings	(1,074,482)	(1,074,482)	—	(1,074,482)	—
Long-term borrowings	(4,607,758)	(4,768,408)	—	(4,768,408)	—
Accrued interest payable	(54,281)	(54,281)	—	(54,281)	—
Trading account liabilities	(374,274)	(374,274)	—	(374,274)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$47,859	$47,859	—	$—	$47,859
Commitments to sell real estate loans	(7,299)	(7,299)	—	(7,299)	—
Other credit-related commitments	(119,464)	(119,464)	—	—	(119,464)
Interest rate swap agreements used for interest rate risk management	143,179	143,179	—	143,179	—

	December 31, 2011
	Carrying Amount	Calculated Estimate
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,452,397	$1,452,397
Interest-bearing deposits at banks	154,960	154,960
Trading account assets	561,834	561,834
Investment securities	7,673,154	7,608,008
Loans and leases:
Commercial loans and leases	15,734,436	15,507,342
Commercial real estate loans	24,411,114	24,024,585
Residential real estate loans	7,923,165	7,782,935
Consumer loans	12,027,290	11,869,813
Allowance for credit losses	(908,290)	—

Loans and leases, net	59,187,715	59,184,675
Accrued interest receivable	222,618	222,618
Financial liabilities:
Noninterest-bearing deposits	$(20,017,883)	$(20,017,883)
Savings deposits and NOW accounts	(32,913,309)	(32,913,309)
Time deposits	(6,107,530)	(6,133,806)
Deposits at Cayman Islands office	(355,927)	(355,927)
Short-term borrowings	(782,082)	(782,082)
Long-term borrowings	(6,686,226)	(6,720,174)
Accrued interest payable	(67,900)	(67,900)
Trading account liabilities	(434,559)	(434,559)
Other financial instruments:
Commitments to originate real estate loans for sale	$6,923	$6,923
Commitments to sell real estate loans	(3,498)	(3,498)
Other credit-related commitments	(109,828)	(109,828)
Interest rate swap agreements used for interest rate risk management	147,302	147,302

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

	December 31
	2012	2011
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$6,282,615	$6,393,332
Commercial real estate loans to be sold	139,929	177,982
Other commercial real estate and construction	3,819,342	2,818,071
Residential real estate loans to be sold	1,550,441	182,474
Other residential real estate	445,268	129,466
Commercial and other	10,070,711	10,442,754
Standby letters of credit	4,025,329	3,930,271
Commercial letters of credit	53,201	44,981
Financial guarantees and indemnification contracts	2,120,361	1,903,254
Commitments to sell real estate loans	2,625,408	635,899

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae DUS program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $2.0 billion and $1.8 billion at December 31, 2012 and 2011, respectively.

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

The Company occupies certain banking offices and uses certain equipment under noncancellable operating lease agreements expiring at various dates over the next 26 years. Minimum lease payments under noncancellable operating leases are summarized in the following table:

(In thousands)
Year ending December 31:
2013	$76,772
2014	77,657
2015	67,072
2016	53,759
2017	42,045
Later years	142,520

$459,825

The Company has an agreement with the Baltimore Ravens of the National Football League whereby the Company obtained the naming rights to a football stadium in Baltimore, Maryland. Under the agreement, the Company is obligated to pay $5 million in 2013 and $6 million per year from 2014 through 2017.

The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $67 million at December 31, 2012. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $41 million at December 31, 2012. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. Management believes that any reinsurance losses that may be payable by the Company will not be material to the Company’s consolidated financial position.

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At December 31, 2012, management believes that any further liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.

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

				For the Years Ended December 31, 2012, 2011 and 2010
	Business Banking			Commercial Banking			Commercial Real Estate			Discretionary Portfolio
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net interest income(a)	$347,067	$334,811	$315,407	$753,678	$655,407	$582,231	$531,398	$467,683	$384,147	$66,303	$63,030	$23,347
Noninterest income	103,283	95,429	95,443	253,808	249,150	217,368	133,120	99,409	85,200	(76,113)	98,770	(34,383)

	450,350	430,240	410,850	1,007,486	904,557	799,599	664,518	567,092	469,347	(9,810)	161,800	(11,036)
Provision for credit losses	22,245	45,689	74,443	15,781	29,823	47,675	4,238	58,474	45,781	44,305	59,309	55,810
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	—	—	—	—	—	—
Depreciation and other amortization	122	140	276	567	553	552	11,004	9,054	7,339	2,065	2,859	3,733
Other noninterest expense	179,428	177,172	169,878	262,820	248,428	219,471	190,879	154,042	124,674	31,006	32,262	26,256

Income (loss) before taxes	248,555	207,239	166,253	728,318	625,753	531,901	458,397	345,522	291,553	(87,186)	67,370	(96,835)
Income tax expense (benefit)	101,484	84,532	67,687	296,894	256,311	217,734	149,321	105,709	88,466	(54,071)	7,975	(58,269)

Net income (loss)	$147,071	$122,707	$98,566	$431,424	$369,442	$314,167	$309,076	$239,813	$203,087	$(33,115)	$59,395	$(38,566)

Average total assets (in millions)	$4,909	$5,192	$4,843	$19,946	$17,650	$15,461	$16,437	$15,025	$13,194	$16,583	$14,170	$14,690

Capital expenditures (in millions)	$—	$—	$1	$—	$—	$3	$—	$—	$1	$—	$—	$—

				For the Years Ended December 31, 2012, 2011 and 2010
	Residential Mortgage Banking			Retail Banking			All Other			Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net interest income(a)	$78,058	$63,951	$71,599	$902,906	$851,332	$839,828	$(80,894)	$(46,458)	$50,967	$2,598,516	$2,389,756	$2,267,526
Noninterest income	402,211	184,249	195,540	349,571	366,042	380,015	501,390	489,863	168,917	1,667,270	1,582,912	1,108,100

	480,269	248,200	267,139	1,252,477	1,217,374	1,219,843	420,496	443,405	219,884	4,265,786	3,972,668	3,375,626
Provision for credit losses	17,169	36,375	49,110	95,345	101,679	109,978	4,917	(61,349)	(14,797)	204,000	270,000	368,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	60,631	61,617	58,103	60,631	61,617	58,103
Depreciation and other amortization	46,902	44,349	46,171	32,734	33,713	31,350	50,536	45,495	34,838	143,930	136,163	124,259
Other noninterest expense	195,604	151,945	160,131	751,916	744,905	698,540	693,046	771,534	333,525	2,304,699	2,280,288	1,732,475

Income (loss) before taxes	220,594	15,531	11,727	372,482	337,077	379,975	(388,634)	(373,892)	(191,785)	1,552,526	1,224,600	1,092,789
Income tax expense (benefit)	85,671	2,403	587	151,616	137,161	154,680	(207,887)	(228,970)	(114,257)	523,028	365,121	356,628

Net income (loss)	$134,923	$13,128	$11,140	$220,866	$199,916	$225,295	$(180,747)	$(144,922)	$(77,528)	$1,029,498	$859,479	$736,161

Average total assets (in millions)	$2,451	$1,958	$2,217	$11,705	$11,940	$12,079	$7,952	$8,042	$5,896	$79,983	$73,977	$68,380

Capital expenditures (in millions)	$1	$—	$1	$15	$25	$33	$76	$45	$31	$92	$70	$70

(a)	Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $26,391,000 in 2012, $25,876,000 in 2011 and $24,023,000 in 2010 and is eliminated in “All Other” net interest income and income tax expense (benefit).

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

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Revenues	$(71,452)	$(64,239)	$(41,508)
Expenses	(17,313)	(14,146)	(15,527)
Income taxes (benefit)	(22,029)	(20,383)	(10,572)
Net income (loss)	(32,110)	(29,710)	(15,409)

The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

23.    Regulatory matters

Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2012, approximately $944 million was available for payment of dividends to M&T from banking subsidiaries. Additionally, the Federal Reserve Board requires bank holding companies with $50 billion or more of total consolidated assets to submit annual capital plans. Such bank holding companies may pay dividends and repurchase stock only in accordance with a capital plan which the Federal Reserve Board has not objected to.

Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

The bank subsidiaries are required to maintain noninterest-earning reserves against certain deposit liabilities. During the maintenance periods that included December 31, 2012 and 2011, cash and due from banks included a daily average of $604,789,000 and $382,489,000, respectively, for such purpose.

Federal regulators have adopted capital adequacy guidelines for bank holding companies and banks. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under the capital adequacy guidelines, the so-called “Tier 1 capital” and “Total capital” as a percentage of risk-weighted assets and certain off-balance sheet financial instruments must be at least 4% and 8%, respectively. In addition to these risk-based measures, regulators also require banking institutions that meet certain qualitative criteria to maintain a minimum “leverage” ratio of “Tier 1 capital” to average total assets, adjusted for goodwill and certain other items, of at least 3% to be considered adequately capitalized. As of December 31, 2012, M&T and each of its banking subsidiaries exceeded all applicable capital adequacy requirements. To be considered “well capitalized,” under the regulatory framework for prompt corrective action, a banking institution must maintain Tier 1 risk-based capital, total risk-based capital and leverage ratios of at least 6%, 10% and 5%, respectively.

The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2012 and 2011 are presented below:

	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
	(Dollars in thousands)
December 31, 2012:
Tier 1 capital
Amount	$7,810,196	$6,767,774	$405,469
Ratio(a)	10.22%	8.92%	61.02%
Minimum required amount(b)	3,057,093	3,034,184	26,580
Total capital
Amount	10,230,302	8,981,931	410,873
Ratio(a)	13.39%	11.84%	61.83%
Minimum required amount(b)	6,114,186	6,068,367	53,160
Leverage
Amount	7,810,196	6,767,774	405,469
Ratio(c)	10.07%	8.84%	21.62%
Minimum required amount(b)	2,327,122	2,297,902	56,275
December 31, 2011:
Tier 1 capital
Amount	$6,926,218	$6,283,825	$393,360
Ratio(a)	9.67%	8.87%	71.89%
Minimum required amount(b)	2,864,002	2,832,558	21,887
Total capital
Amount	9,493,124	8,587,360	399,177
Ratio(a)	13.26%	12.13%	72.95%
Minimum required amount(b)	5,728,005	5,665,116	43,774
Leverage
Amount	6,926,218	6,283,825	393,360
Ratio(c)	9.28%	8.54%	19.20%
Minimum required amount(b)	2,239,639	2,206,498	61,478

(a)	The ratio of capital to risk-weighted assets, as defined by regulation.

(b)	Minimum amount of capital to be considered adequately capitalized, as defined by regulation.

(c)	The ratio of capital to average assets, as defined by regulation.

24.    Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% interest in BLG, a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting. In 2011, the Company recognized a $79 million other-than-temporary impairment charge related to its investment in BLG that is included in “other costs of operations.” The carrying value of that investment was $93 million at December 31, 2012. Further information concerning the other-than-temporary impairment charge is provided in note 20.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for small-balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $3.8 billion and $4.4 billion at December 31, 2012 and 2011, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $8 million at

December 31, 2012 and $16 million at December 31, 2011. In addition, capitalized servicing rights at December 31, 2012 and 2011 also included $2 million and $5 million, respectively, for servicing rights that were obtained from Bayview Financial related to residential mortgage loans with outstanding principal balances of $2.7 billion and $3.1 billion at December 31, 2012 and 2011, respectively. Revenues from servicing residential and small-balance commercial mortgage loans obtained from BLG and Bayview Financial were $35 million, $41 million and $46 million during 2012, 2011 and 2010, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances totaling $11.4 billion and $13.1 billion at December 31, 2012 and 2011, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $9 million in 2012. Revenues earned for sub-servicing residential mortgage loans for Bayview Financial were not significant in 2011 or 2010. In addition, the Company held $11 million and $15 million at December 31, 2012 and 2011, respectively, of collateralized mortgage obligations in its available-for-sale investment securities portfolio that were securitized by Bayview Financial. Finally, the Company held $242 million and $269 million of similar investment securities in its held-to-maturity portfolio at December 31, 2012 and 2011, respectively.

25.    Parent company financial statements

Condensed Balance Sheet

	December 31
	2012	2011
	(In thousands)
Assets
Cash in subsidiary bank	$4,774	$3,798
Due from consolidated bank subsidiaries
Money-market savings	714,677	645,330
Current income tax receivable	1,835	—

Total due from consolidated bank subsidiaries	716,512	645,330
Investments in consolidated subsidiaries
Banks and bank holding company	10,495,557	9,929,758
Other	16,344	16,025
Investments in unconsolidated subsidiaries (note 19)	33,916	34,091
Investment in Bayview Lending Group LLC	93,489	115,000
Other assets	83,975	82,358

Total assets	$11,444,567	$10,826,360

Liabilities
Due to consolidated bank subsidiaries	$213	$30
Accrued expenses and other liabilities	60,619	75,828
Long-term borrowings	1,181,142	1,479,293

Total liabilities	1,241,974	1,555,151
Shareholders’ equity	10,202,593	9,271,209

Total liabilities and shareholders’ equity	$11,444,567	$10,826,360

Condensed Statement of Income

	Year Ended December 31
	2012	2011	2010
	(In thousands, except per share)
Income
Dividends from consolidated bank subsidiaries	$700,000	$715,000	$500,000
Equity in earnings of Bayview Lending Group LLC	(21,511)	(24,231)	(25,768)
Other income	8,755	67,829	(5,435)

Total income	687,244	758,598	468,797

Expense
Interest on long-term borrowings	82,286	90,959	91,073
Other expense (a)	19,226	87,368	7,447

Total expense	101,512	178,327	98,520

Income before income taxes and equity in undistributed income of subsidiaries	585,732	580,271	370,277
Income tax credits	43,149	50,460	48,416

Income before equity in undistributed income of subsidiaries	628,881	630,731	418,693

Equity in undistributed income of subsidiaries
Net income of subsidiaries	1,100,617	943,748	817,468
Less: dividends received	(700,000)	(715,000)	(500,000)

Equity in undistributed income of subsidiaries	400,617	228,748	317,468

Net income	$1,029,498	$859,479	$736,161

Net income per common share
Basic	$7.57	$6.37	$5.72
Diluted	7.54	6.35	5.69

(a)	In 2011 includes $79 million write-down of Investment in Bayview Lending Group LLC.

Condensed Statement of Cash Flows

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Cash flows from operating activities
Net income	$1,029,498	$859,479	$736,161
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(400,617)	(228,748)	(317,468)
Provision for deferred income taxes	1,724	(10,349)	2,237
Asset write-downs	—	79,012	—
Net change in accrued income and expense	6,798	44,336	43,567

Net cash provided by operating activities	637,403	743,730	464,497

Cash flows from investing activities
Proceeds from sales of investment securities	411	1,987	2,591
Proceeds from maturities of investment securities	—	4,400	1,150
Purchases of investment securities	—	—	(2,225)
Purchase of Wilmington Trust Corporation preferred stock	—	(330,000)	—
Other, net	324	2,833	1,033

Net cash provided (used) by investing activities	735	(320,780)	2,549

Cash flows from financing activities
Payments on long-term borrowings	(300,000)	—	—
Dividends paid — common	(357,717)	(350,129)	(335,303)
Dividends paid — preferred	(53,450)	(48,203)	(40,225)
Proceeds from issuance of preferred stock	—	495,000	—
Redemption of preferred stock	—	(370,000)	—
Other, net	143,352	16,386	63,122

Net cash used by financing activities	(567,815)	(256,946)	(312,406)

Net increase in cash and cash equivalents	70,323	166,004	154,640
Cash and cash equivalents at beginning of year	649,128	483,124	328,484

Cash and cash equivalents at end of year	$719,451	$649,128	$483,124

Supplemental disclosure of cash flow information
Interest received during the year	$1,970	$2,082	$1,581
Interest paid during the year	80,090	87,184	87,456
Income taxes received during the year	21,878	57,964	50,882

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of December 31, 2012.

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

(d) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The identification of the Registrant’s directors is incorporated by reference to the caption “NOMINEES FOR DIRECTOR” contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2013.

The identification of the Registrant’s executive officers is presented under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.

Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant’s directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant’s common stock, is incorporated by reference to the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or about March 6, 2013.

The other information required by Item 10 is incorporated by reference to the captions “CORPORATE GOVERNANCE OF M&T BANK CORPORATION,” “BOARD OF DIRECTORS, COMMITTEES OF THE BOARD AND ATTENDANCE” and “CODES OF ETHICS” contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2013.

Item 11.	Executive Compensation.

Incorporated by reference to the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Incorporated by reference to the captions “PRINCIPAL BENEFICIAL OWNERS OF SHARES” and “STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS” contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2013.

The information required by this item concerning Equity Compensation Plan information is incorporated by reference to the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the captions “TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS” and “BOARD OF DIRECTORS, COMMITTEES OF THE BOARD AND ATTENDANCE” contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2013.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to the caption “PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF M&T BANK CORPORATION” contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2013.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February, 2013.

M&T BANK CORPORATION

By:	/S/ ROBERT G. WILMERS
Robert G. Wilmers Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ ROBERT G. WILMERS	Chairman of the Board	February 22, 2013
Robert G. Wilmers	and Chief Executive Officer
Principal Financial Officer:

/s/ RENÉ F. JONES	Executive Vice President	February 22, 2013
René F. Jones	and Chief Financial Officer
Principal Accounting Officer:

/s/ MICHAEL R. SPYCHALA	Senior Vice President and	February 22, 2013
Michael R. Spychala	Controller
A majority of the board of directors:

/s/ BRENT D. BAIRD		February 22, 2013
Brent D. Baird

/s/ C. ANGELA BONTEMPO		February 22, 2013
C. Angela Bontempo

/s/ ROBERT T. BRADY		February 22, 2013
Robert T. Brady

/s/ T. JEFFERSON CUNNINGHAM III		February 22, 2013
T. Jefferson Cunningham III

/s/ MARK J. CZARNECKI		February 22, 2013
Mark J. Czarnecki

/s/ GARY N. GEISEL		February 22, 2013
Gary N. Geisel

/s/ John D. HAWKE, JR.		February 22, 2013
John D. Hawke, Jr.

/s/ PATRICK W.E. HODGSON	February 22, 2013
Patrick W.E. Hodgson

/s/ RICHARD G. KING	February 22, 2013
Richard G. King

/s/ JORGE G. PEREIRA	February 22, 2013
Jorge G. Pereira

/s/ MICHAEL P. PINTO	February 22, 2013
Michael P. Pinto

/s/ MELINDA R. RICH	February 22, 2013
Melinda R. Rich

/s/ ROBERT E. SADLER, JR.	February 22, 2013
Robert E. Sadler, Jr.

/s/ HERBERT L. WASHINGTON	February 22, 2013
Herbert L. Washington

/s/ ROBERT G. WILMERS	February 22, 2013
Robert G. Wilmers

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of August 27, 2012, by and among M&T Bank Corporation, Hudson City Bancorp, Inc. and Wilmington Trust Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K dated August 31, 2012 (File No. 1-9861).
3.1	Restated Certificate of Incorporation of M&T Bank Corporation dated November 18, 2010. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated November 19, 2010 (File No. 1-9861).
3.2	Amended and Restated Bylaws of M&T Bank Corporation, effective November 16, 2010. Incorporated by reference to Exhibit 3.2 to the Form 8-K dated November 19, 2010 (File No. 1-9861).
3.3	Certificate of Amendment to Certificate of Incorporation with respect to Perpetual 6.875% Non-Cumulative Preferred Stock, Series D, dated May 26, 2011 (incorporated by reference to Exhibit 99.2 of M&T Bank Corporation’s Form 8-K dated May 26, 2011).
4.1	There are no instruments with respect to long-term debt of M&T Bank Corporation and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of M&T Bank Corporation and its subsidiaries on a consolidated basis. M&T Bank Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of M&T Bank Corporation and its subsidiaries on request.
4.2	Warrant to purchase shares of M&T Bank Corporation Common Stock dated as of March 26, 2010. Filed herewith.
4.3	Warrant to purchase shares of M&T Bank Corporation Common Stock effective May 16, 2011. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated May 19, 2011 (File No. 1-9861).
4.4

Warrant Agreement (including Form of Warrant), dated as of December 11, 2012, between M&T Bank Corporation and Registrar and Transfer Company. Incorporated by reference to Exhibit 4.1 to the Form 8-A dated December 12, 2012 (File No. 1-9861).

10.1	Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).
10.2	Amendment No. 1, dated December 9, 2003, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
10.3	Amendment No. 2, dated January 30, 2009, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended December 31, 2008 (File No. 1-9861).
10.4	Amendment No. 3, dated December 4, 2009, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.4 to the Form 10-K for the year ended December 31, 2009 (File No. 1-9861).
10.5	Amendment No. 4, dated December 3, 2010, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2010
(File No. 1-9861).
10.6	Amendment No. 5, dated November 21, 2011, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended December 31, 2011
(File No. 1-9861).
10.7	Amendment No. 6, dated November 26, 2012, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Filed herewith.
10.8	M&T Bank Corporation 2001 Stock Option Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 6, 2001 (File No. 1-9861).*
10.9	M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.10	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended December 31, 1995 (File No. 1-9861).*

10.11	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*
10.12	Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861).*
10.13	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*
10.14	Consulting and Non-Competition Agreement, dated as of January 11, 2012, among M&T Bank Corporation, Wilmington Trust Company and Donald E. Foley. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 10, 2012 (File No. 1-9861).*
10.15	Consulting Agreement, dated as of June 28, 2012, between M&T Bank Corporation and Robert E. Sadler, Jr. Incorporated by reference to Exhibit 10.2 to the Form 8-K dated December 10, 2012 (File No. 1-9861).*
10.16	M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 15, 2005 (File No. 1-9861).*
10.17	M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit 10.2 to the Form 8-K dated November 15, 2005 (File No. 1-9861).*
10.18	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2004 (File No. 1-9861).*
10.19	M&T Bank Corporation 2008 Directors’ Stock Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 dated April 7, 2008 (File No. 333-150122).*
10.20	M&T Bank Corporation 2008 Directors’ Stock Plan, as amended. Incorporated by reference to Exhibit 4.1 to the Form S-8 dated October 19, 2012 (File No. 333-184504).*
10.21	Keystone Financial, Inc. 1992 Director Fee Plan. Incorporated by reference to Exhibit 10.11 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1999 (File No. 000-11460).*
10.22	M&T Bank Corporation Employee Stock Purchase Plan. Filed herewith.*
10.23	M&T Bank Corporation 2005 Incentive Compensation Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 4, 2005 (File No. 1-9861).*
10.24	M&T Bank Corporation 2009 Equity Incentive Compensation Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 6, 2009 (File No. 1-9861).*
10.25	M&T Bank Corporation Employee Severance Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2005 (File No. 1-9861).*
10.26	Provident Bankshares Corporation Amended and Restated Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 dated June 5, 2009 (File No. 333-159795).*
10.27	Provident Bankshares Corporation 2004 Equity Compensation Plan. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated June 5, 2009 (File No. 333-159795).*
10.28	Wilmington Trust Corporation Amended and Restated 2002 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.64 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004 (File No. 1-14659).*
10.29	Wilmington Trust Corporation Amended and Restated 2005 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on February 29, 2008 (File No. 1-14659).*
10.30	Wilmington Trust Corporation 2009 Long-Term Incentive Plan. Incorporated by reference to Exhibit D to the Proxy Statement of Wilmington Trust Corporation filed on March 16, 2009 (File No. 1-14659).*

11.1	Statement re: Computation of Earnings Per Common Share. Incorporated by reference to note 14 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
12.1	Ratio of Earnings to Fixed Charges. Filed herewith.
14.1	M&T Bank Corporation Code of Ethics for CEO and Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
21.1	Subsidiaries of the Registrant. Incorporated by reference to the caption “Subsidiaries” contained in Part I, Item 1 hereof.
23.1	Consent of PricewaterhouseCoopers LLP re: Registration Statement Nos. 333-57330, 333-63660, 33-12207, 33-58500, 33-63917, 333-43171, 333-43175, 333-63985, 333-97031, 33-32044, 333-16077, 333-84384, 333-127406, 333-150122, 333-164015, 333-163992, 333-160769, 333-159795, 333-170740 and 333-155759. Filed herewith.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.1	Certification of Chief Executive Officer under EESA § 111(b)(4). Filed herewith.
99.2	Certification of Chief Financial Officer under EESA § 111(b)(4). Filed herewith.
99.3	Replacement Capital Covenant of M&T Bank Corporation dated January 31, 2008. Incorporated by reference to Exhibit 99.1 to the Form 8-K dated January 31, 2008 (File No. 1-9861).
99.4	Amendment to Replacement Capital Covenant of M&T Bank Corporation, dated as of May 27, 2011, amending the Replacement Capital Covenant, dated as of January 31, 2008 (incorporated by reference to Exhibit 99.2 of M&T Bank Corporation’s Form 8-K dated May 26, 2011).
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF**	XBRL Taxonomy Definition Linkbase.

*	Management contract or compensatory plan or arrangement.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.