Form 10-Q
period 2013-03-31
M&T BANK CORP
filed 2013-05-09
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on April 30, 2013: 129,008,896 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

Dollars in thousands, except per share		March 31, 2013	December 31, 2012
Assets	Cash and due from banks	$1,231,091	1,983,615
	Interest-bearing deposits at banks	1,304,770	129,945
	Federal funds sold	594,976	3,000
	Trading account	420,144	488,966
	Investment securities (includes pledged securities that can be sold or repledged of $1,761,978 at March 31, 2013; $1,801,842 at December 31, 2012)
	Available for sale (cost: $4,288,994 at March 31, 2013; $4,643,070 at December 31, 2012)	4,400,742	4,739,437
	Held to maturity (fair value: $910,783 at March 31, 2013; $976,883 at December 31, 2012)	959,199	1,032,276
	Other (fair value: $300,890 at March 31, 2013; $302,648 at December 31, 2012)	300,890	302,648

	Total investment securities	5,660,831	6,074,361

	Loans and leases	66,139,206	66,790,186
	Unearned discount	(214,939)	(219,229)

	Loans and leases, net of unearned discount	65,924,267	66,570,957
	Allowance for credit losses	(927,117)	(925,860)

	Loans and leases, net	64,997,150	65,645,097

	Premises and equipment	589,570	594,652
	Goodwill	3,524,625	3,524,625
	Core deposit and other intangible assets	102,420	115,763
	Accrued interest and other assets	4,386,380	4,448,779

	Total assets	$82,811,957	83,008,803

Liabilities	Noninterest-bearing deposits	$23,603,971	24,240,802
	NOW accounts	1,891,621	1,979,619
	Savings deposits	35,024,025	33,783,947
	Time deposits	4,304,033	4,562,366
	Deposits at Cayman Islands office	266,076	1,044,519

	Total deposits	65,089,726	65,611,253

	Federal funds purchased and agreements to repurchase securities	374,593	1,074,482
	Accrued interest and other liabilities	1,530,118	1,512,717
	Long-term borrowings	5,394,563	4,607,758

	Total liabilities	72,389,000	72,806,210

Shareholders’ equity	Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 381,500 shares at March 31, 2013 and December 31, 2012; Liquidation preference of $10,000 per share: 50,000 shares at March 31, 2013 and December 31, 2012	874,627	872,500
	Common stock, $.50 par, 250,000,000 shares authorized, 128,952,578 shares issued at March 31, 2013; 128,176,912 shares issued at December 31, 2012	64,476	64,088
	Common stock issuable, 46,552 shares at March 31, 2013; 57,409 shares at December 31, 2012	2,829	3,473
	Additional paid-in capital	3,061,783	3,025,520
	Retained earnings	6,645,195	6,477,276
	Accumulated other comprehensive income (loss), net	(225,953)	(240,264)

	Total shareholders’ equity	10,422,957	10,202,593

	Total liabilities and shareholders’ equity	$82,811,957	83,008,803

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended March 31
In thousands, except per share		2013	2012
Interest income	Loans and leases, including fees	$682,455	648,514
	Deposits at banks	267	213
	Federal funds sold	17	3
	Agreements to resell securities	9	—
	Trading account	638	317
	Investment securities
	Fully taxable	44,760	62,964
	Exempt from federal taxes	1,829	2,084

	Total interest income	729,975	714,095

Interest expense	NOW accounts	322	283
	Savings deposits	14,037	18,183
	Time deposits	8,196	13,509
	Deposits at Cayman Islands office	388	213
	Short-term borrowings	231	303
	Long-term borrowings	50,751	61,215

	Total interest expense	73,925	93,706

	Net interest income	656,050	620,389
	Provision for credit losses	38,000	49,000

	Net interest income after provision for credit losses	618,050	571,389

Other income	Mortgage banking revenues	93,103	56,192
	Service charges on deposit accounts	110,949	108,889
	Trust income	121,603	116,953
	Brokerage services income	15,711	13,901
	Trading account and foreign exchange gains	8,927	10,571
	Gain on bank investment securities	—	45
	Total other-than-temporary impairment (“OTTI”) losses	(1,884)	(20,040)
	Portion of OTTI losses recognized in other comprehensive income (before taxes)	(7,916)	8,554

	Net OTTI losses recognized in earnings	(9,800)	(11,486)

	Equity in earnings of Bayview Lending Group LLC	(3,656)	(4,752)
	Other revenues from operations	96,045	86,410

	Total other income	432,882	376,723

Other expense	Salaries and employee benefits	356,551	346,098
	Equipment and net occupancy	65,159	65,043
	Printing, postage and supplies	10,699	11,872
	Amortization of core deposit and other intangible assets	13,343	16,774
	FDIC assessments	19,438	28,949
	Other costs of operations	170,406	170,959

	Total other expense	635,596	639,695

	Income before taxes	415,336	308,417
	Income taxes	141,223	101,954

	Net income	$274,113	206,463

	Net income available to common shareholders
	Basic	$255,079	188,236
	Diluted	255,096	188,241

	Net income per common share
	Basic	$2.00	1.50
	Diluted	1.98	1.50
	Cash dividends per common share	$.70	.70

	Average common shares outstanding
	Basic	127,669	125,220
	Diluted	128,636	125,616

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31
In thousands	2013	2012
Net income	$274,113	206,463
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains on investment securities	10,079	20,082
Reclassification to income for amortization of gains on terminated cash flow hedges	—	(70)
Foreign currency translation adjustment	(932)	402
Defined benefit plans liability adjustment	5,164	4,769

Total other comprehensive income	14,311	25,183

Total comprehensive income	$288,424	231,646

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Three months ended March 31
In thousands		2013	2012
Cash flows from operating activities	Net income	$274,113	206,463
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	38,000	49,000
	Depreciation and amortization of premises and equipment	22,027	21,022
	Amortization of capitalized servicing rights	15,208	14,476
	Amortization of core deposit and other intangible assets	13,343	16,774
	Provision for deferred income taxes	19,253	15,225
	Asset write-downs	13,558	16,388
	Net gain on sales of assets	(2,676)	(2,471)
	Net change in accrued interest receivable, payable	(2,872)	7,725
	Net change in other accrued income and expense	80,645	32,134
	Net change in loans originated for sale	205,643	154,436
	Net change in trading account assets and liabilities	22,156	7,840

	Net cash provided by operating activities	698,398	539,012

Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	—	1,045
	Other	2,032	10,224
	Proceeds from maturities of investment securities
	Available for sale	353,305	417,348
	Held to maturity	79,164	82,670
	Purchases of investment securities
	Available for sale	(14,597)	(10,286)
	Held to maturity	(6,010)	(6,287)
	Other	(274)	(318)
	Net (increase) decrease in loans and leases	404,142	(1,042,144)
	Net increase in interest-bearing deposits at banks	(1,174,825)	(1,127,080)
	Other investments, net	698	2,416
	Capital expenditures, net	(16,671)	(19,377)
	Proceeds from sales of real estate acquired in settlement of loans	15,500	33,775
	Other, net	(14,237)	(25,840)

	Net cash used by investing activities	(371,773)	(1,683,854)

Cash flows from financing activities	Net increase (decrease) in deposits	(519,555)	1,522,583
	Net decrease in short-term borrowings	(699,889)	(270,081)
	Proceeds from long-term borrowings	799,760	—
	Payments on long-term borrowings	(3,460)	(202,352)
	Dividends paid—common	(90,788)	(89,041)
	Dividends paid—preferred	(4,769)	(4,769)
	Other, net	31,528	80,197

	Net cash provided (used) by financing activities	(487,173)	1,036,537

	Net decrease in cash and cash equivalents	(160,548)	(108,305)
	Cash and cash equivalents at beginning of period	1,986,615	1,452,397

	Cash and cash equivalents at end of period	$1,826,067	1,344,092

Supplemental disclosure of cash flow information	Interest received during the period	$718,296	721,159
	Interest paid during the period	72,106	89,241
	Income taxes paid during the period	9,545	8,416

Supplemental schedule of noncash investing and financing activities	Real estate acquired in settlement of loans	$8,244	17,123

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

In thousands, except per share	Preferred stock	Common stock	Common stock issuable	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total
2012
Balance—January 1, 2012	$864,585	62,842	4,072	2,828,986	5,867,165	(356,441)	9,271,209
Total comprehensive income	—	—	—	—	206,463	25,183	231,646
Preferred stock cash dividends	—	—	—	—	(13,363)	—	(13,363)
Amortization of preferred stock discount	1,904	—	—	—	(1,904)	—	—
Stock-based compensation plans:
Compensation expense, net	—	207	—	7,783	—	—	7,990
Exercises of stock options, net	—	183	—	19,429	—	—	19,612
Directors’ stock plan	—	2	—	370	—	—	372
Deferred compensation plans, net, including dividend equivalents	—	4	(645)	507	(40)	—	(174)
Other	—	—	—	481	—	—	481
Common stock cash dividends—$.70 per share	—	—	—	—	(89,085)	—	(89,085)

Balance—March 31, 2012	$866,489	63,238	3,427	2,857,556	5,969,236	(331,258)	9,428,688

2013
Balance—January 1, 2013	$872,500	64,088	3,473	3,025,520	6,477,276	(240,264)	10,202,593
Total comprehensive income	—	—	—	—	274,113	14,311	288,424
Preferred stock cash dividends	—	—	—	—	(13,363)	—	(13,363)
Amortization of preferred stock discount	2,127	—	—	—	(2,127)	—	—
Exercise of 407,542 Series C stock warrants into 186,589 shares of common stock	—	93	—	(93)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	160	—	12,911	—	—	13,071
Exercises of stock options, net	—	126	—	21,444	—	—	21,570
Directors’ stock plan	—	4	—	772	—	—	776
Deferred compensation plans, net, including dividend equivalents	—	5	(644)	563	(32)	—	(108)
Other	—	—	—	666	—	—	666
Common stock cash dividends—$.70 per share	—	—	—	—	(90,672)	—	(90,672)

Balance—March 31, 2013	$874,627	64,476	2,829	3,061,783	6,645,195	(225,953)	10,422,957

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in the 2012 Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.

2. Acquisitions

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City would be acquired by M&T. Pursuant to the terms of the agreement, Hudson City shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). As of March 31, 2013 total consideration to be paid was valued at approximately $4.4 billion.

At March 31, 2013, Hudson City had $40.3 billion of assets, including $26.2 billion of loans and $10.6 billion of investment securities, and $35.6 billion of liabilities, including $23.2 billion of deposits. After the merger is completed, M&T forecasts that it will likely repay approximately $12 billion of Hudson City’s long-term borrowings and sell investment securities. The merger has received the approval of the common shareholders of M&T and Hudson City. However, the merger is subject to a number of other conditions, including regulatory approvals. On April 12, 2013, M&T announced that additional time would be required to obtain a regulatory determination on the applications for the proposed merger with Hudson City. M&T has learned that the Federal Reserve has identified certain regulatory concerns with the Company’s procedures, systems and processes related to the Company’s Bank Secrecy Act and anti-money-laundering compliance program. M&T has commenced a major initiative, including the hiring of an outside consulting firm, intended to fully address the Federal Reserve’s concerns. In view of the potential timeframe required to implement this initiative, demonstrate its efficacy to the satisfaction of the Federal Reserve and otherwise meet any other regulatory requirements that may be imposed in connection with these matters, M&T and Hudson City extended the date after which either party may elect to terminate the merger agreement if the merger has not yet been completed from August 27, 2013 to January 31, 2014. There can be no assurances that the merger will be completed by that date. M&T and Hudson City intend to close the merger as soon as possible following the receipt of all necessary regulatory approvals and satisfaction of all other conditions to closing.

In connection with the pending acquisition, the Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with planning for the conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; travel costs; and printing, postage, supplies and other costs of planning for the transaction and commencing operations in new markets and offices. The Company expects to incur additional merger-related expenses during the remainder of 2013.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Acquisitions, continued

A summary of merger-related expenses in the first quarter of 2013 associated with the pending Hudson City acquisition and in the first quarter of 2012 associated with the May 16, 2011 acquisition of Wilmington Trust Corporation (“Wilmington Trust”) included in the consolidated statement of income follows:

	Three months ended
	March 31, 2013	March 31, 2012
	(in thousands)
Salaries and employee benefits	$536	$1,973
Equipment and net occupancy	201	15
Printing, postage and supplies	827	—
Other cost of operations	3,168	740

	$4,732	$2,728

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
March 31, 2013
Investment securities available for sale:
U.S. Treasury and federal agencies	$38,907	793	—	$39,700
Obligations of states and political subdivisions	19,545	503	7	20,041
Mortgage-backed securities:
Government issued or guaranteed	2,855,716	174,372	178	3,029,910
Privately issued residential	1,077,879	5,799	97,989	985,689
Privately issued commercial	6,414	1,144	—	7,558
Collateralized debt obligations	42,957	19,799	1,038	61,718
Other debt securities	136,645	2,371	21,505	117,511
Equity securities	110,931	27,691	7	138,615

	4,288,994	232,472	120,724	4,400,742

Investment securities held to maturity:
Obligations of states and political subdivisions	180,458	7,003	31	187,430
Mortgage-backed securities:
Government issued or guaranteed	532,074	26,003	—	558,077
Privately issued	236,632	47	81,438	155,241
Other debt securities	10,035	—	—	10,035

	959,199	33,053	81,469	910,783

Other securities	300,890	—	—	300,890

Total	$5,549,083	265,525	202,193	$5,612,415

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
December 31, 2012
Investment securities available for sale:
U.S. Treasury and federal agencies	$38,422	922	—	$39,344
Obligations of states and political subdivisions	20,375	534	8	20,901
Mortgage-backed securities:
Government issued or guaranteed	3,163,210	208,060	229	3,371,041
Privately issued residential	1,133,639	4,894	125,647	1,012,886
Privately issued commercial	8,648	2,378	26	11,000
Collateralized debt obligations	43,228	19,663	1,022	61,869
Other debt securities	136,603	2,247	26,900	111,950
Equity securities	98,945	14,921	3,420	110,446

	4,643,070	253,619	157,252	4,739,437

Investment securities held to maturity:
Obligations of states and political subdivisions	182,103	7,647	27	189,723
Mortgage-backed securities:
Government issued or guaranteed	597,340	31,727	—	629,067
Privately issued	242,378	160	94,900	147,638
Other debt securities	10,455	—	—	10,455

	1,032,276	39,534	94,927	976,883

Other securities	302,648	—	—	302,648

Total	$5,977,994	293,153	252,179	$6,018,968

Gross realized gains and losses from sales of investment securities were not significant for the quarters ended March 31, 2013 and 2012. The Company recognized $10 million and $11 million of pre-tax other-than-temporary impairment (“OTTI”) losses during the quarters ended March 31, 2013 and 2012, respectively, related to privately issued mortgage-backed securities. The impairment charges were recognized in light of deterioration of real estate values and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. The OTTI losses represent management’s estimate of credit losses inherent in the debt securities considering projected cash flows using assumptions for delinquency rates, loss severities, and other estimates of future collateral performance.

Changes in credit losses associated with debt securities for which OTTI losses have been recognized in earnings for the three months ended March 31, 2013 and 2012 follows:

	Three months ended March 31
	2013	2012
	(in thousands)
Beginning balance	$197,809	285,399
Additions for credit losses not previously recognized	9,800	11,486
Reductions for realized losses	(20,495)	(29,412)

Ending balance	$187,114	267,473

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

At March 31, 2013, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized cost	Estimated fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$24,442	24,602
Due after one year through five years	22,459	23,522
Due after five years through ten years	9,221	9,843
Due after ten years	181,932	181,003

	238,054	238,970
Mortgage-backed securities available for sale	3,940,009	4,023,157

	$4,178,063	4,262,127

Debt securities held to maturity:
Due in one year or less	$25,558	25,691
Due after one year through five years	55,547	57,974
Due after five years through ten years	99,177	103,589
Due after ten years	10,211	10,211

	190,493	197,465
Mortgage-backed securities held to maturity	768,706	713,318

	$959,199	910,783

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

A summary of investment securities that as of March 31, 2013 and December 31, 2012 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
March 31, 2013
Investment securities available for sale:
Obligations of states and political subdivisions	$572	(3)	680	(4)
Mortgage-backed securities:
Government issued or guaranteed	7,966	(41)	7,450	(137)
Privately issued	89,046	(401)	695,871	(97,588)
Collateralized debt obligations	—	—	6,039	(1,038)
Other debt securities	—	—	101,198	(21,505)
Equity securities	7	(7)	—	—

	97,591	(452)	811,238	(120,272)

Investment securities held to maturity:
Obligations of states and political subdivisions	1,065	(7)	1,794	(24)
Privately issued mortgage-backed securities	—	—	155,050	(81,438)

	1,065	(7)	156,844	(81,462)

Total	$98,656	(459)	968,082	(201,734)

December 31, 2012
Investment securities available for sale:
Obligations of states and political subdivisions	$166	(1)	683	(7)
Mortgage-backed securities:
Government issued or guaranteed	12,107	(65)	8,804	(164)
Privately issued residential	121,487	(692)	773,409	(124,955)
Privately issued commercial	—	—	919	(26)
Collateralized debt obligations	—	—	6,043	(1,022)
Other debt securities	—	—	95,685	(26,900)
Equity securities	5,535	(1,295)	2,956	(2,125)

	139,295	(2,053)	888,499	(155,199)

Investment securities held to maturity:
Obligations of states and political subdivisions	1,026	(5)	3,558	(22)
Privately issued mortgage-backed securities	—	—	147,273	(94,900)

	1,026	(5)	150,831	(94,922)

Total	$140,321	(2,058)	1,039,330	(250,121)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

The Company owned 241 individual investment securities with aggregate gross unrealized losses of $202 million at March 31, 2013. Approximately $179 million of the unrealized losses pertain to privately issued mortgage-backed securities with a cost basis of $1.1 billion. The Company also had $23 million of unrealized losses on trust preferred securities issued by financial institutions and securities backed by trust preferred securities having a cost basis of $130 million. Based on a review of each of the remaining securities in the investment securities portfolio at March 31, 2013, with the exception of the aforementioned securities for which OTTI losses were recognized, the Company concluded that it expected to recover the amortized cost basis of its investment. As of March 31, 2013, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities. At March 31, 2013, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $301 million of cost method investment securities.

4. Loans and leases and the allowance for credit losses

The outstanding principal balance and the carrying amount of acquired loans that were recorded at fair value at the acquisition date that is included in the consolidated balance sheet were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Outstanding principal balance	$6,148,875	6,705,120
Carrying amount:
Commercial, financial, leasing, etc.	754,913	928,107
Commercial real estate	2,322,317	2,567,050
Residential real estate	677,306	707,309
Consumer	1,560,598	1,637,887

	$5,315,134	5,840,353

Purchased impaired loans included in the table above totaled $425 million at March 31, 2013 and $447 million at December 31, 2012, representing less than 1% of the Company’s assets as of each date. A summary of changes in the accretable yield for acquired loans for the three months ended March 31, 2013 and 2012 follows:

	Three months ended March 31, 2013
	Purchased impaired	Other acquired	Total
	(in thousands)
Balance at beginning of period	$42,252	638,272	680,524
Interest income	(8,704)	(61,747)	(70,451)
Reclassifications from (to) nonaccretable balance, net	180	10,817	10,997
Other (a)	—	(9,733)	(9,733)

Balance at end of period	$33,728	577,609	611,337

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Three months ended March 31, 2012
	Purchased impaired	Other acquired	Total
	(in thousands)
Balance at beginning of period	$30,805	807,960	838,765
Interest income	(7,664)	(73,723)	(81,387)
Reclassifications from (to) nonaccretable balance, net	(576)	1,000	424
Other (a)	—	12,229	12,229

Balance at end of period	$22,565	747,466	770,031

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

A summary of current, past due and nonaccrual loans as of March 31, 2013 and December 31, 2012 were as follows:

	Current	30-89 Days past due	90 Days or more past due and accruing		Purchased impaired (b)	Nonaccrual	Total
			Non- acquired	Acquired (a)
			(in thousands)
March 31, 2013
Commercial, financial, leasing, etc.	$17,144,615	90,708	3,669	9,206	16,741	204,199	17,469,138
Real estate:
Commercial	21,513,598	185,101	11,444	41,268	121,090	186,239	22,058,740
Residential builder and developer	781,748	30,019	513	20,365	167,207	166,796	1,166,648
Other commercial construction	2,541,578	42,849	2,279	14,301	78,254	40,170	2,719,431
Residential	9,742,192	279,879	309,366	43,050	38,709	252,799	10,665,995
Residential Alt-A	315,500	24,779	—	—	—	88,303	428,582
Consumer:
Home equity lines and loans	6,068,137	33,433	—	27,359	3,231	72,021	6,204,181
Automobile	2,466,577	30,363	—	158	—	20,095	2,517,193
Other	2,634,775	32,039	4,012	1,361	—	22,172	2,694,359

Total	$63,208,720	749,170	331,283	157,068	425,232	1,052,794	65,924,267

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Current	30-89 Days past due	90 Days or more past due and accruing		Purchased impaired (b)	Nonaccrual	Total
			Non- acquired	Acquired (a)
			(in thousands)
December 31, 2012
Commercial, financial, leasing, etc.	$17,511,052	62,479	23,490	10,587	17,437	151,908	17,776,953
Real estate:
Commercial	21,759,997	118,249	13,111	54,995	132,962	193,859	22,273,173
Residential builder and developer	757,311	35,419	3,258	23,909	187,764	181,865	1,189,526
Other commercial construction	2,379,953	35,274	509	9,572	68,971	36,812	2,531,091
Residential	9,811,956	337,969	313,184	45,124	36,769	249,314	10,794,316
Residential Alt-A	331,021	19,692	—	—	—	95,808	446,521
Consumer:
Home equity lines and loans	6,199,591	40,759	—	20,318	3,211	58,071	6,321,950
Automobile	2,442,502	40,461	—	251	—	25,107	2,508,321
Other	2,661,432	40,599	4,845	1,798	—	20,432	2,729,106

Total	$63,854,815	730,901	358,397	166,554	447,114	1,013,176	66,570,957

(a)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(b)	Accruing loans that were impaired at acquisition date and were recorded at fair value.

Changes in the allowance for credit losses for the three months ended March 31, 2013 and 2012 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
2013
Beginning balance	$246,759	337,101	88,807	179,418	73,775	925,860
Provision for credit losses	17,880	(312)	5,036	14,836	560	38,000
Net charge-offs
Charge-offs	(9,544)	(9,588)	(8,171)	(21,645)	—	(48,948)
Recoveries	2,756	815	4,450	4,184	—	12,205

Net charge-offs	(6,788)	(8,773)	(3,721)	(17,461)	—	(36,743)

Ending balance	$257,851	328,016	90,122	176,793	74,335	927,117

2012
Beginning balance	$234,022	367,637	91,915	143,121	71,595	908,290
Provision for credit losses	10,121	(2,260)	16,230	23,538	1,371	49,000
Net charge-offs
Charge-offs	(8,037)	(10,540)	(12,718)	(28,981)	—	(60,276)
Recoveries	3,167	1,717	1,874	5,234	—	11,992

Net charge-offs	(4,870)	(8,823)	(10,844)	(23,747)	—	(48,284)

Ending balance	$239,273	356,554	97,301	142,912	72,966	909,006

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The following tables provide information with respect to loans and leases that were considered impaired as of March 31, 2013 and December 31, 2012 and for the three month periods ended March 31, 2013 and 2012.

	March 31, 2013			December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(in thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$165,867	186,405	45,277	127,282	149,534	33,829
Real estate:
Commercial	116,111	142,349	19,859	121,542	143,846	23,641
Residential builder and developer	106,510	202,139	19,956	115,306	216,218	25,661
Other commercial construction	73,622	77,164	6,533	73,544	76,869	6,836
Residential	104,096	123,244	5,464	103,451	121,819	3,521
Residential Alt-A	125,781	139,779	17,000	128,891	141,940	17,000
Consumer:
Home equity lines and loans	12,457	13,805	2,315	12,360	13,567	2,254
Automobile	45,876	45,876	12,916	49,210	49,210	14,273
Other	15,280	15,280	5,519	14,408	14,408	5,667

	765,600	946,041	134,839	745,994	927,411	132,682

With no related allowance recorded:
Commercial, financial, leasing, etc.	46,187	58,422	—	32,631	42,199	—
Real estate:
Commercial	76,396	98,494	—	78,380	100,337	—
Residential builder and developer	67,685	93,936	—	74,307	105,438	—
Other commercial construction	26,298	27,170	—	23,018	23,532	—
Residential	86,240	96,741	—	86,342	96,448	—
Residential Alt-A	28,083	53,057	—	31,354	58,768	—

	330,889	427,820	—	326,032	426,722	—

Total:
Commercial, financial, leasing, etc.	212,054	244,827	45,277	159,913	191,733	33,829
Real estate:
Commercial	192,507	240,843	19,859	199,922	244,183	23,641
Residential builder and developer	174,195	296,075	19,956	189,613	321,656	25,661
Other commercial construction	99,920	104,334	6,533	96,562	100,401	6,836
Residential	190,336	219,985	5,464	189,793	218,267	3,521
Residential Alt-A	153,864	192,836	17,000	160,245	200,708	17,000
Consumer:
Home equity lines and loans	12,457	13,805	2,315	12,360	13,567	2,254
Automobile	45,876	45,876	12,916	49,210	49,210	14,273
Other	15,280	15,280	5,519	14,408	14,408	5,667

Total	$1,096,489	1,373,861	134,839	1,072,026	1,354,133	132,682

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Three months ended March 31, 2013			Three months ended March 31, 2012
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$167,793	2,434	2,434	167,724	409	409
Real estate:
Commercial	194,446	303	303	178,315	318	318
Residential builder and developer	183,853	140	65	282,495	341	179
Other commercial construction	98,318	635	635	104,105	170	170
Residential	188,075	1,470	922	126,376	1,342	878
Residential Alt-A	156,971	1,740	591	181,018	1,843	546
Consumer:
Home equity lines and loans	12,454	167	39	9,998	166	42
Automobile	47,606	776	146	53,289	898	178
Other	14,930	151	54	8,302	93	39

Total	$1,064,446	7,816	5,189	1,111,622	5,580	2,759

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential Builder and Developer	Other Commercial Construction
	(in thousands)
March 31, 2013
Pass	$16,590,137	21,086,718	929,857	2,533,617
Criticized accrual	674,802	785,783	69,995	145,644
Criticized nonaccrual	204,199	186,239	166,796	40,170

Total	$17,469,138	22,058,740	1,166,648	2,719,431

December 31, 2012
Pass	$16,889,753	21,275,182	922,141	2,307,436
Criticized accrual	735,292	804,132	85,520	186,843
Criticized nonaccrual	151,908	193,859	181,865	36,812

Total	$17,776,953	22,273,173	1,189,526	2,531,091

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(in thousands)
March 31, 2013
Individually evaluated for impairment	$45,277	45,503	22,444	20,750	$133,974
Collectively evaluated for impairment	212,574	281,492	66,145	155,480	715,691
Purchased impaired	—	1,021	1,533	563	3,117

Allocated	$257,851	328,016	90,122	176,793	852,782

Unallocated					74,335

Total					$927,117

December 31, 2012
Individually evaluated for impairment	$33,669	55,291	20,502	22,194	$131,656
Collectively evaluated for impairment	212,930	280,789	66,684	156,661	717,064
Purchased impaired	160	1,021	1,621	563	3,365

Allocated	$246,759	337,101	88,807	179,418	852,085

Unallocated					73,775

Total					$925,860

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(in thousands)
March 31, 2013
Individually evaluated for impairment	$212,054	461,084	343,642	73,611	$1,090,391
Collectively evaluated for impairment	17,240,343	25,117,184	10,712,226	11,338,891	64,408,644
Purchased impaired	16,741	366,551	38,709	3,231	425,232

Total	$17,469,138	25,944,819	11,094,577	11,415,733	$65,924,267

December 31, 2012
Individually evaluated for impairment	$159,761	480,335	349,477	75,978	$1,065,551
Collectively evaluated for impairment	17,599,755	25,123,758	10,854,591	11,480,188	65,058,292
Purchased impaired	17,437	389,697	36,769	3,211	447,114

Total	$17,776,953	25,993,790	11,240,837	11,559,377	$66,570,957

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

The table below summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the three months ended March 31, 2013:

		Recorded investment		Financial effects of modification
	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	24	$2,006	$1,982	$(24)	$—
Other	1	47,200	47,200	—	—
Combination of concession types	1	342	342	—	—
Real estate:
Commercial
Principal deferral	8	18,478	18,363	(115)	—
Combination of concession types	2	582	581	(1)	(56)
Residential builder and developer
Principal deferral	8	1,357	1,340	(17)	—
Combination of concession types	1	1,701	1,691	(10)	—
Residential
Principal deferral	7	566	607	41	—
Other	1	195	195	—	—
Combination of concession types	20	2,449	2,536	87	(371)
Residential Alt-A
Combination of concession types	5	907	925	18	(110)
Consumer:
Home equity lines and loans
Principal deferral	2	79	79	—	—
Combination of concession types	2	211	211	—	(33)
Automobile
Principal deferral	121	1,586	1,586	—	—
Interest rate reduction	2	36	36	—	(5)
Other	17	159	159	—	—
Combination of concession types	61	553	553	—	(42)
Other
Principal deferral	6	45	45	—	—
Other	1	12	12	—	—
Combination of concession types	42	1,217	1,217	—	(267)

Total	332	$79,681	$79,660	$(21)	$(884)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

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

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended March 31, 2013 and 2012 and for which there was a subsequent payment default during the three-month periods ended March 31, 2013 and 2012, respectively, were not material.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings

M&T had $1.2 billion of fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at March 31, 2013 that are held by various trusts and were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust.

Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in M&T’s Tier 1 capital. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that was signed into law on July 21, 2010 provides for a three-year phase-in related to the exclusion of trust preferred capital securities from Tier 1 capital for large financial institutions, including M&T. That phase-in period began on January 1, 2013. However, specific rules related to that phase-in period have not yet been finalized.

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

During the first quarter of 2013, M&T Bank, the principal bank subsidiary of M&T, finalized a Bank Note Program whereby M&T Bank may offer up to $5 billion of unsecured senior and subordinated notes, which will mature 270 days or more from their date of issue. During March 2013, three-year floating rate senior notes due March 2016 were issued for $300 million and five-year 1.45% fixed rate senior notes due March 2018 were issued for $500 million.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings, continued

Also included in long-term borrowings are agreements to repurchase securities of $1.4 billion at each of March 31, 2013 and December 31, 2012. The agreements are subject to master netting arrangements and are fully collateralized.

6. Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T is presented below:

	Shares issued and outstanding	Carrying value March 31, 2013	Carrying value December 31, 2012
		(dollars in thousands)
Series A (a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share	230,000	$227,711	$226,965

Series C (a)(b)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share	151,500	146,916	145,535

Series D (c)
Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D, $10,000 liquidation preference per share	50,000	500,000	500,000

(a)	Shares were originally issued as part of the Troubled Asset Relief Program – Capital Purchase Program (“TARP”) of the U.S. Department of Treasury (“U.S. Treasury”). Cash proceeds were allocated between the preferred stock and a ten-year warrant to purchase M&T common stock (Series A – 1,218,522 common shares at $73.86 per share, Series C – 407,542 common shares at $55.76 per share). The U.S. Treasury sold all of the shares of M&T preferred stock that it held in August 2012. In connection with that sale, the terms of the preferred stock were modified such that dividends, if declared, will accrue and be paid quarterly at a rate of 5% per year through November 14, 2013 and at 6.375% thereafter, and that M&T will not redeem the preferred shares until on or after November 15, 2018. In December 2012, the U.S. Treasury sold to other investors the Series A warrants for $26.50 per warrant. In March 2013, the U.S. Treasury exercised the Series C warrants in a “cashless” exercise, resulting in the issuance of 186,589 common shares.
(b)	Shares were assumed in an acquisition and a new Series C Preferred Stock was designated.
(c)	Shares were issued on May 31, 2011. Dividends, if declared, will be paid semi-annually at a rate of 6.875% per year. The shares are redeemable in whole or in part on or after June 15, 2016. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 Capital, M&T may redeem all of the shares within 90 days following that occurrence.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Shareholders’ equity, continued

In addition to the Series A and Series C warrants mentioned in (a) above, a ten-year warrant to purchase 95,383 shares of M&T common stock at $518.96 per share was outstanding at March 31, 2013 and December 31, 2012.

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit cost for defined benefit plans consisted of the following:

	Pension benefits		Other postretirement benefits
	Three months ended March 31
	2013	2012	2013	2012
	(in thousands)
Service cost	$6,050	7,900	200	175
Interest cost on projected benefit obligation	15,126	15,600	675	950
Expected return on plan assets	(21,875)	(17,675)	—	—
Amortization of prior service credit	(1,650)	(1,650)	(350)	—
Amortization of net actuarial loss	10,400	9,400	100	100

Net periodic benefit cost	$8,051	13,575	625	1,225

Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $15,755,000 and $14,625,000 for the three months ended March 31, 2013 and 2012, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Earnings per common share

The computations of basic earnings per common share follow:

	Three months ended March 31
	2013	2012
	(in thousands, except per share)
Income available to common shareholders:
Net income	$274,113	206,463
Less: Preferred stock dividends (a)	(13,363)	(13,363)
Amortization of preferred stock discount (a)	(2,147)	(1,924)

Net income available to common equity	258,603	191,176
Less: Income attributable to unvested stock-based compensation awards	(3,524)	(2,940)

Net income available to common shareholders	$255,079	188,236
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	129,449	127,157
Less: Unvested stock-based compensation awards	(1,780)	(1,937)

Weighted-average shares outstanding	127,669	125,220
Basic earnings per common share	$2.00	1.50

(a)	Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Earnings per common share, continued

The computations of diluted earnings per common share follow:

	Three months ended March 31
	2013	2012
	(in thousands, except per share)
Net income available to common equity	$258,603	191,176
Less: Income attributable to unvested stock-based compensation awards	(3,507)	(2,935)

Net income available to common shareholders	$255,096	188,241
Adjusted weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	129,449	127,157
Less: Unvested stock-based compensation awards	(1,780)	(1,937)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and convertible preferred stock	967	396

Adjusted weighted-average shares outstanding	128,636	125,616
Diluted earnings per common share	$1.98	1.50

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing approximately 4.7 million and 10.0 million common shares during the three-month periods ended March 31, 2013 and 2012, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment Securities
	With OTTI	All other	Defined benefit plans	Other	Total amount before tax		Income tax	Net
	(in thousands)
Balance – January 1, 2013	$(91,835)	152,199	(455,590)	(431)	$(395,657)		155,393	$(240,264)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	24,540	(18,959)	—	—	5,581		(2,181)	3,400
Foreign currency translation adjustment	—	—	—	(1,452)	(1,452)		520	(932)

Total other comprehensive income before reclassifications	24,540	(18,959)	—	(1,452)	4,129		(1,661)	2,468

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Accretion of unrealized holding losses on held-to-maturity (“HTM”) securities	49	1,146	—	—	1,195	(a)	(469)	726
OTTI charges recognized in net income	9,800	—	—	—	9,800	(b)	(3,847)	5,953
Amortization of prior service credit	—	—	(2,000)	—	(2,000	)(e)	785	(1,215)
Amortization of actuarial losses	—	—	10,500	—	10,500	(e)	(4,121)	6,379

Total reclassifications	9,849	1,146	8,500	—	19,495		(7,652)	11,843

Total gain (loss) during the period	34,389	(17,813)	8,500	(1,452)	23,624		(9,313)	14,311

Balance – March 31, 2013	$(57,446)	134,386	(447,090)	(1,883)	$(372,033)		146,080	$(225,953)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income, continued

	Investment Securities
	With OTTI	All other	Defined benefit plan	Other	Total amount before tax		Income tax	Net
	(in thousands)
Balance – January 1, 2012	$(138,319)	9,757	(457,145)	(1,062)	$(586,769)		230,328	$(356,441)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	(10,085)	29,696	—	—	19,611		(7,657)	11,954
Foreign currency translation adjustment	—	—	—	622	622		(220)	402

Total other comprehensive income before reclassifications	(10,085)	29,696	—	622	20,233		(7,877)	12,356

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Accretion of unrealized holding losses on HTM securities	819	1,123	—	—	1,942	(a)	(762)	1,180
OTTI charges recognized in net income	11,486	—	—	—	11,486	(b)	(4,508)	6,978
Gains realized in net income	—	(45)	—	—	(45	)(c)	15	(30)
Amortization of gains on terminated cash flow hedges	—	—	—	(112)	(112	)(d)	42	(70)
Amortization of prior service credit	—	—	(1,650)	—	(1,650	)(e)	648	(1,002)
Amortization of actuarial losses	—	—	9,500	—	9,500	(e)	(3,729)	5,771

Total reclassifications	12,305	1,078	7,850	(112)	21,121		(8,294)	12,827

Total gain (loss) during the period	2,220	30,774	7,850	510	41,354		(16,171)	25,183

Balance – March 31, 2012	$(136,099)	40,531	(449,295)	(552)	$(545,415)		214,157	$(331,258)

(a)	Included in interest income
(b)	Included in OTTI losses recognized in earnings
(c)	Included in gain on bank investment securities
(d)	Included in interest expense
(e)	Included in salaries and employee benefits expense

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment securities		Defined benefit plans
	With OTTI	All other		Other	Total
Balance – December 31, 2012	$(55,790)	92,581	(276,771)	(284)	(240,264)
Net gain (loss) during period	20,891	(10,812)	5,164	(932)	14,311

Balance – March 31, 2013	$(34,899)	81,769	(271,607)	(1,216)	(225,953)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of March 31, 2013.

The net effect of interest rate swap agreements was to increase net interest income by $10 million and $9 million for the three months ended March 31, 2013 and 2012, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional amount	Average maturity	Weighted- average rate
			Fixed	Variable
	(in thousands)	(in years)
March 31, 2013
Fair value hedges:
Fixed rate long-term borrowings (a)	$900,000	4.1	6.07%	1.83%

December 31, 2012
Fair value hedges:
Fixed rate long-term borrowings (a)	$900,000	4.4	6.07%	1.85%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

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

Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values of $15.2 billion and $15.5 billion at March 31, 2013 and December 31, 2012, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $921 million and $869 million at March 31, 2013 and December 31, 2012, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$134,306	143,179	$—	—
Commitments to sell real estate loans (a)	3,255	1,114	3,913	3,825

	137,561	144,293	3,913	3,825
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	36,166	48,056	47	197
Commitments to sell real estate loans (a)	1,664	1,982	5,574	6,570
Trading:
Interest rate contracts (b)	351,611	399,963	317,701	365,616
Foreign exchange and other option and futures contracts (b)	10,505	8,725	9,907	8,658

	399,946	458,726	333,229	381,041

Total derivatives	$537,507	603,019	$337,142	384,866

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

	Amount of unrealized gain (loss) recognized
	Three months ended March 31, 2013		Three months ended March 31, 2012
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(8,873)	8,900	$(7,029)	6,544

Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$968		$1,139
Foreign exchange and other option and futures contracts (b)	(381)		(710)

Total	$587		$429

(a)	Reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $62 million and $89 million at March 31, 2013 and December 31, 2012, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

The Company does not offset derivative asset and liability positions in its consolidated financial statements. The Company’s exposure to credit risk by entering into derivative contracts is mitigated through master netting agreements and collateral posting requirements. Master netting agreements covering interest rate and foreign exchange contracts with the same party include a right to set-off that becomes enforceable in the event of default, early termination or under other specific conditions.

The aggregate fair value of derivative financial instruments in a liability position, which are subject to an enforceable master netting arrangement, was $330 million and $374 million at March 31, 2013 and December 31, 2012, respectively. After consideration of such netting arrangements, the net liability positions with counterparties aggregated $236 million and $281 million at March 31, 2013 and December 31, 2012, respectively. The Company was required to post collateral relating to those positions of $218 million and $266 million, respectively, at March 31, 2013 and December 31, 2012, respectively. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt rating were

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit-risk-related contingent features in a net liability position on March 31, 2013 was $74 million for which the Company had posted collateral of $58 million in the normal course of business. If the credit-risk-related contingent features had been triggered on March 31, 2013, the maximum amount of additional collateral the Company would have been required to post with counterparties was $16 million.

The aggregate fair value of derivative financial instruments in an asset position, which are subject to an enforceable master netting arrangement, was $168 million and $164 million at March 31, 2013 and December 31, 2012, respectively. After consideration of such netting arrangements, the net asset positions with counterparties aggregated $75 million and $71 million at March 31, 2013 and December 31, 2012, respectively. Counterparties posted collateral relating to those positions of $75 million and $69 million respectively, at March 31, 2013 and December 31, 2012, respectively. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

11. Variable interest entities and asset securitizations

In accordance with GAAP, the Company determined that it was the primary beneficiary of a residential mortgage loan securitization trust considering its role as servicer and its retained subordinated interests in the trust. As a result, the Company has included the one-to-four family residential mortgage loans that were included in the trust in its consolidated financial statements. At March 31, 2013 and December 31, 2012, the carrying values of the loans in the securitization trust were $142 million and $151 million, respectively. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to M&T at March 31, 2013 and December 31, 2012 was $21 million and $23 million, respectively. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at March 31, 2013 is limited to realizing the carrying value of the loans less the amount of the mortgage-backed securities held by third parties.

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At March 31, 2013 and December 31, 2012, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $34 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.4 billion and $1.5 billion at March 31, 2013 and December 31, 2012, respectively. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Variable interest entities and asset securitizations, continued

to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $258 million, including $68 million of unfunded commitments, at March 31, 2013 and $270 million, including $71 million of unfunded commitments, at December 31, 2012. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.

12. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at March 31, 2013.

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

When available, the Company attempts to use quoted market prices in active markets to determine fair value and classifies such items as Level 1 or Level 2. If quoted market prices in active markets are not available, fair value is often determined using model-based techniques incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using model-based techniques are generally classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation. The following is a description of the valuation methodologies used for the Company’s assets and liabilities that are measured on a recurring basis at estimated fair value.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

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

The Company supplemented its determination of fair value for many of its privately issued mortgage-backed securities by obtaining pricing indications from two independent sources at March 31, 2013 and December 31, 2012. However, the Company could not readily ascertain that the basis of such valuations could be ascribed to orderly and observable trades in the market for privately issued mortgage-backed securities. As a result, the Company also performed internal modeling to estimate the cash flows and fair value of privately issued mortgage-backed securities with an amortized cost basis of $1.1 billion. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds, including estimates about the timing and amount of credit losses and prepayments. In estimating those cash flows, the Company used assumptions as to future delinquency, defaults, home price depreciation or appreciation and loss rates. To determine the point within the range of potential values that was most representative of fair value under current market conditions for each of the bonds, the Company averaged the internal model valuations and the indications obtained from the two independent pricing sources, such that the weighted-average reliance on internal model pricing for the bonds modeled was 33% with a 67% average weighting placed on the values provided by the independent sources. Significant unobservable inputs used in the Company’s modeling of fair value for mortgage-backed securities are included in the accompanying table of significant unobservable inputs to Level 3 measurements. The Company concluded its estimate of fair value for the $1.1 billion of privately issued mortgage-backed securities to approximate $1.0 billion, which reflects a market yield based on reasonably likely cash flows of 5.9% at March 31, 2013.

Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. The Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at March 31, 2013 and December

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

31, 2012. The modeling techniques included estimating cash flows using bond-specific assumptions about future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. In determining a market yield applicable to the estimated cash flows, a margin over LIBOR, ranging from 5% to 10% with a weighted-average of 7% was used. Significant unobservable inputs used in the determination of estimated fair value of collateralized debt obligations are included in the accompanying table of significant unobservable inputs to Level 3 measurements. The total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $43 million and $62 million, respectively, at March 31, 2013 and December 31, 2012. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations as of March 31, 2013 and December 31, 2012.

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

The following tables present assets and liabilities at March 31, 2013 and December 31, 2012 measured at estimated fair value on a recurring basis:

	Fair value measurements at March 31, 2013	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$420,144	46,567	373,577	—
Investment securities available for sale:
U.S. Treasury and federal agencies	39,700	—	39,700	—
Obligations of states and political subdivisions	20,041	—	20,041	—
Mortgage-backed securities:
Government issued or guaranteed	3,029,910	—	3,029,910	—
Privately issued residential	985,689	—	—	985,689
Privately issued commercial	7,558	—	—	7,558
Collateralized debt obligations	61,718	—	—	61,718
Other debt securities	117,511	—	117,511	—
Equity securities	138,615	112,606	26,009	—

	4,400,742	112,606	3,233,171	1,054,965

Real estate loans held for sale	1,183,041	—	1,183,041	—
Other assets (b)	175,391	—	139,225	36,166

Total assets	$6,179,318	159,173	4,929,014	1,091,131

Trading account liabilities	$327,608	—	327,608	—
Other liabilities (b)	9,534	—	9,487	47

Total liabilities	$337,142	—	337,095	47

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	Fair value measurements at December 31, 2012	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$488,966	56,106	432,860	—
Investment securities available for sale:
U.S. Treasury and federal agencies	39,344	—	39,344	—
Obligations of states and political subdivisions	20,901	—	20,901	—
Mortgage-backed securities:
Government issued or guaranteed	3,371,041	—	3,371,041	—
Privately issued residential	1,012,886	—	—	1,012,886
Privately issued commercial	11,000	—	—	11,000
Collateralized debt obligations	61,869	—	—	61,869
Other debt securities	111,950	—	111,950	—
Equity securities	110,446	98,364	12,082	—

	4,739,437	98,364	3,555,318	1,085,755

Real estate loans held for sale	1,387,491	—	1,387,491	—
Other assets (b)	194,331	—	146,275	48,056

Total assets	$6,810,225	154,470	5,521,944	1,133,811

Trading account liabilities	$374,274	—	374,274	—
Other liabilities (b)	10,592	—	10,395	197

Total liabilities	$384,866	—	384,669	197

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2013 and the year ended December 31, 2012.
(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2013 were as follows:

	Investment securities available for sale
	Privately issued residential mortgage- backed securities		Privately issued commercial mortgage- backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – January 1, 2013	$1,012,886		$11,000		$61,869		$47,859
Total gains (losses) realized/unrealized:
Included in earnings	(9,800	)(a)	—		—		43,312	(b)
Included in other comprehensive income	27,759	(e)	(1,378	)(e)	740	(e)	—
Settlements	(45,156)		(2,064)		(891)		—
Transfers in and/or out of Level 3 (c)	—		—		—		(55,052	)(d)

Balance – March 31, 2013	$985,689		$7,558		$61,718		$36,119

Changes in unrealized gains (losses) included in earnings related to assets still held at March 31, 2013	$(9,800	)(a)	$—		$—		$31,398	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2012 were as follows:

	Investment securities available for sale
	Privately issued residential mortgage- backed securities		Privately issued commercial mortgage- backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – January 1, 2012	$1,136,256		$15,029		$52,500		$6,923
Total gains (losses) realized/unrealized:
Included in earnings	(7,676	)(a)	—		—		27,031	(b)
Included in other comprehensive income	25,070	(e)	348	(e)	6,423	(e)	—
Settlements	(42,955)		(1,942)		(739)		—
Transfers in and/or out of Level 3 (c)	—		—		—		(13,519	)(d)

Balance – March 31, 2012	$1,110,695		$13,435		$58,184		$20,435

Changes in unrealized gains (losses) included in earnings related to assets still held at March 31, 2012	$(7,676	)(a)	$—		$—		$19,506	(b)

(a)	Reported as an OTTI loss in the consolidated statement of income or as gain (loss) on bank investment securities.
(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(c)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(d)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.
(e)	Reported as net unrealized gains on investment securities in the consolidated statement of comprehensive income.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Investment securities held to maturity

During the three-month period ended March 31, 2012, the Company recognized OTTI losses related to certain collateralized mortgage obligations of $4 million. No OTTI losses were recognized for such securities during the three-month period ended March 31, 2013. In accordance with GAAP, the carrying value of such securities was reduced to fair value, with estimated credit losses recognized in earnings and any remaining unrealized loss recognized in accumulated other comprehensive income. The determination of fair value included use of external and internal valuation sources that, as in the case of available-for-sale privately issued mortgage-backed securities, were weighted and averaged when estimating fair value. Due to the presence of significant unobservable inputs that valuation was classified as Level 3. The amortized cost, fair value and impact on the Company’s financial statements of the modeling described herein were not material.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 10% to 85% at March 31, 2013. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $227 million at March 31, 2013 ($158 million and $69 million of which were classified as Level 2 and Level 3, respectively) and $363 million at March 31, 2012 ($208 million and $155 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on March 31, 2013 and 2012 were decreases of $15 million and $19 million for the three-month periods ended March 31, 2013 and 2012, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $19 million and $10 million at March 31, 2013 and March 31, 2012 respectively. Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three months ended March 31, 2013 or 2012.

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at March 31, 2013 and December 31, 2012:

	Fair value at March 31, 2013	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
Recurring fair value measurements
Privately issued mortgage–backed securities	$993,247	Discounted cash flow	Probability of default	1%-40% (18%)
			Loss severity	31%-83% (48%)
Collateralized debt obligations	61,718	Discounted cash flow	Probability of default	0%-65% (18%)
			Loss severity	100%
Net other assets (liabilities) (a)	36,119	Discounted cash flow	Commitment expirations	0%-69% (20%)

	Fair value at December 31, 2012	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
Recurring fair value measurements
Privately issued mortgage–backed securities	$1,023,886	Discounted cash flow	Probability of default	1%-40% (19%)
			Loss severity	32%-82% (51%)
Collateralized debt obligations	61,869	Discounted cash flow	Probability of default	0%-65% (12%)
			Loss severity	100%
Net other assets (liabilities) (a)	47,859	Discounted cash flow	Commitment expirations	0%-69% (20%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

Sensitivity of fair value measurements to changes in unobservable inputs

An increase (decrease) in the probability of default and loss severity for residential mortgage-backed securities and collateralized debt securities backed by trust preferred securities would generally result in a lower (higher) fair value measurement.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

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

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	March 31, 2013
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,826,067	$1,826,067	$1,764,954	$61,113	$—
Interest-bearing deposits at banks	1,304,770	1,304,770	—	1,304,770	—
Trading account assets	420,144	420,144	46,567	373,577	—
Investment securities	5,660,831	5,612,415	112,606	4,289,603	1,210,206
Loans and leases:
Commercial loans and leases	17,469,138	17,165,948	—	—	17,165,948
Commercial real estate loans	25,944,819	25,788,504	—	79,400	25,709,104
Residential real estate loans	11,094,577	11,233,384	—	7,861,298	3,372,086
Consumer loans	11,415,733	11,321,522	—	—	11,321,522
Allowance for credit losses	(927,117)	—	—	—	—

Loans and leases, net	64,997,150	65,509,358	—	7,940,698	57,568,660
Accrued interest receivable	243,547	243,547	—	243,547	—
Financial liabilities:
Noninterest-bearing deposits	$(23,603,971)	$(23,603,971)	$—	$(23,603,971)	$—
Savings deposits and NOW accounts	(36,915,646)	(36,915,646)	—	(36,915,646)	—
Time deposits	(4,304,033)	(4,326,064)	—	(4,326,064)	—
Deposits at Cayman Islands office	(266,076)	(266,076)	—	(266,076)	—
Short-term borrowings	(374,593)	(374,593)	—	(374,593)	—
Long-term borrowings	(5,394,563)	(5,571,132)	—	(5,571,132)	—
Accrued interest payable	(72,059)	(72,059)	—	(72,059)	—
Trading account liabilities	(327,608)	(327,608)	—	(327,608)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$36,119	$36,119	$—	$—	$36,119
Commitments to sell real estate loans	(4,568)	(4,568)	—	(4,568)	—
Other credit-related commitments	(115,024)	(115,024)	—	—	(115,024)
Interest rate swap agreements used for interest rate risk management	134,306	134,306	—	134,306	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	December 31, 2012
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,986,615	$1,986,615	$1,895,423	$91,192	$—
Interest-bearing deposits at banks	129,945	129,945	—	129,945	—
Trading account assets	488,966	488,966	56,106	432,860	—
Investment securities	6,074,361	6,018,968	98,364	4,687,211	1,233,393
Loans and leases:
Commercial loans and leases	17,776,953	17,554,562	—	—	17,554,562
Commercial real estate loans	25,993,790	25,858,482	—	199,997	25,658,485
Residential real estate loans	11,240,837	11,381,319	—	8,100,915	3,280,404
Consumer loans	11,559,377	11,504,799	—	—	11,504,799
Allowance for credit losses	(925,860)	—	—	—	—

Loans and leases, net	65,645,097	66,299,162	—	8,300,912	57,998,250
Accrued interest receivable	222,897	222,897	—	222,897	—
Financial liabilities:
Noninterest-bearing deposits	$(24,240,802)	$(24,240,802)	$—	$(24,240,802)	$—
Savings deposits and NOW accounts	(35,763,566)	(35,763,566)	—	(35,763,566)	—
Time deposits	(4,562,366)	(4,584,384)	—	(4,584,384)	—
Deposits at Cayman Islands office	(1,044,519)	(1,044,519)	—	(1,044,519)	—
Short-term borrowings	(1,074,482)	(1,074,482)	—	(1,074,482)	—
Long-term borrowings	(4,607,758)	(4,768,408)	—	(4,768,408)	—
Accrued interest payable	(54,281)	(54,281)	—	(54,281)	—
Trading account liabilities	(374,274)	(374,274)	—	(374,274)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$47,859	$47,859	$—	$—	$47,859
Commitments to sell real estate loans	(7,299)	(7,299)	—	(7,299)	—
Other credit-related commitments	(119,464)	(119,464)	—	—	(119,464)
Interest rate swap agreements used for interest rate risk management	143,179	143,179	—	143,179	—

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

	March 31, 2013	December 31, 2012
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$6,302,801	6,282,615
Commercial real estate loans to be sold	105,976	139,929
Other commercial real estate and construction	4,017,585	3,819,342
Residential real estate loans to be sold	1,266,065	1,550,441
Other residential real estate	453,051	445,268
Commercial and other	9,782,222	10,070,711
Standby letters of credit	3,974,118	4,025,329
Commercial letters of credit	43,388	53,201
Financial guarantees and indemnification contracts	2,230,375	2,120,361
Commitments to sell real estate loans	2,136,984	2,625,408

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $2.1 billion at March 31, 2013 and $2.0 billion at December 31, 2012.

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

The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $58 million at March 31, 2013. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $40 million at March 31, 2013. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. Management believes that any reinsurance losses that may be payable by the Company will not be material to the Company’s consolidated financial position.

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At March 31, 2013, management believes that any further liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 22 to the Company’s consolidated financial statements as of and for the year ended December 31, 2012. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. As also described in note 22 to the Company’s 2012 consolidated financial statements, neither goodwill nor core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have been allocated to the Company’s reportable segments, but are included in the “All Other” category. The Company does, however, assign such intangible assets to business units for purposes of testing for impairment.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

Information about the Company’s segments is presented in the following table:

	Three months ended March 31
	2013			2012
	Total revenues (a)	Inter- segment revenues	Net income (loss)	Total revenues (a)	Inter- segment revenues	Net income (loss)
	(in thousands)
Business Banking	$105,418	1,194	32,561	111,976	1,092	35,333
Commercial Banking	249,850	1,350	107,387	237,462	1,540	103,096
Commercial Real Estate	165,293	1,552	76,508	153,544	433	68,631
Discretionary Portfolio	12,041	(8,601)	1,846	(1,160)	(14,781)	(8,241)
Residential Mortgage Banking	119,899	18,698	34,361	93,042	34,441	23,517
Retail Banking	291,185	3,257	52,350	306,848	2,892	48,657
All Other	145,246	(17,450)	(30,900)	95,400	(25,617)	(64,530)

Total	$1,088,932	—	274,113	997,112	—	206,463

	Average total assets
	Three months ended March 31		Year ended December 31
	2013	2012	2012
	(in millions)
Business Banking	$4,980	5,206	4,909
Commercial Banking	21,272	19,158	19,946
Commercial Real Estate	17,054	16,316	16,437
Discretionary Portfolio	16,585	15,804	16,583
Residential Mortgage Banking	2,847	2,142	2,451
Retail Banking	11,391	11,856	11,705
All Other	7,784	7,544	7,952

Total	$81,913	78,026	79,983

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

(e.g. deposits). The taxable-equivalent adjustment aggregated $6,450,000 and $6,705,000 for the three-month periods ended March 31, 2013 and 2012, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

15. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting. The carrying value of that investment was $86 million at March 31, 2013.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for small-balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $3.7 billion and $3.8 billion at March 31, 2013 and December 31, 2012, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $7 million at March 31, 2013 and $8 million at December 31, 2012. In addition, capitalized servicing rights at each of March 31, 2013 and December 31, 2012 also included $2 million for servicing rights that were obtained from Bayview Financial related to residential mortgage loans with outstanding principal balances of $2.6 billion at March 31, 2013 and $2.7 billion at December 31, 2012. Revenues from servicing residential and small-balance commercial mortgage loans obtained from BLG and Bayview Financial were $8 million and $10 million during the quarters ended March 31, 2013 and 2012, respectively. The Company sub-services residential mortgage loans for Bayview Financial and affiliates having outstanding principal balances totaling $10.9 billion and $11.4 billion at March 31, 2013 and December 31, 2012, respectively. Revenues earned for sub-servicing those loans were $2 million for each of the three-month periods ended March 31, 2013 and 2012. In addition, at March 31, 2013 and December 31, 2012, the Company held $8 million and $11 million, respectively, of collateralized mortgage obligations in its available-for-sale investment securities portfolio that were securitized by Bayview Financial. Finally, the Company held $237 million and $242 million of similar investment securities in its held-to-maturity portfolio at March 31, 2013 and December 31, 2012, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

M&T Bank Corporation (“M&T”) recorded net income in the first quarter of 2013 of $274 million or $1.98 of diluted earnings per common share, compared with $206 million or $1.50 of diluted earnings per common share in the year-earlier quarter. During the fourth quarter of 2012, net income aggregated $296 million or $2.16 of diluted earnings per common share. Basic earnings per common share were $2.00 in the initial 2013 quarter, compared with $1.50 and $2.18 in the first and fourth quarters of 2012, respectively. The after-tax impact of acquisition and integration-related expenses (included herein as merger-related expenses) was $3 million ($5 million pre-tax), or $.02 of basic and diluted earnings per common share in the recent quarter, compared with $2 million ($3 million pre-tax), or $.01 of basic and diluted earnings per common share in the first quarter of 2012. There were no merger-related expenses in the final quarter of 2012. Such merger-related expenses in 2013’s initial quarter were associated with M&T’s pending acquisition of Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, and in the first quarter of 2012 were associated with M&T’s May 16, 2011 acquisition of Wilmington Trust Corporation (“Wilmington Trust”), headquartered in Wilmington, Delaware.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the recent quarter was 1.36%, compared with 1.06% in the first quarter of 2012 and 1.45% in the fourth quarter of 2012. The annualized rate of return on average common shareholders’ equity was 11.10% in the first three months of 2013, compared with 9.04% and 12.10% in the first and fourth quarters of 2012, respectively.

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City under which Hudson City would be acquired by M&T. Pursuant to the terms of the agreement, Hudson City shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). As of March 31, 2013 total consideration to be paid was valued at approximately $4.4 billion.

At March 31, 2013, Hudson City had $40.3 billion of assets, including $26.2 billion of loans and $10.6 billion of investment securities, and $35.6 billion of liabilities, including $23.2 billion of deposits. After the merger is completed, M&T forecasts that it will likely repay approximately $12 billion of Hudson City’s long-term borrowings and sell investment securities. The merger has received the approval of the common shareholders of M&T and Hudson City. However, the merger is subject to a number of other conditions, including regulatory approvals. On April 12, 2013, M&T announced that additional time would be required to obtain a regulatory determination on the applications for the proposed merger with Hudson City. M&T has learned that regulators have identified certain concerns with the Company’s procedures, systems and processes related to the Company’s Bank Secrecy Act and anti-money-laundering compliance program. In this regard, M&T has not been advised of any incidents of wrongdoing or illegal activity by the Company or its employees nor of any identified instances of actual money-laundering activity. M&T has commenced a major initiative, including the hiring of an outside consulting firm, intended to fully address those regulator concerns. In view of the potential timeframe required to implement this initiative, demonstrate its efficacy to the satisfaction of the regulators and otherwise meet any other regulatory requirements that may be imposed in connection with these matters, M&T and Hudson City believe that the timeframe for closing the transaction will be extended substantially beyond the date previously expected. Accordingly,

M&T and Hudson City have extended the date after which either party may elect to terminate the merger agreement if the merger has not yet been completed from August 27, 2013 to January 31, 2014. Nevertheless, there can be no assurances that the merger will be completed by that date. The consideration and exchange ratio as provided in the merger agreement will remain the same. M&T and Hudson City intend to close the merger as soon as possible following the receipt of all necessary regulatory approvals and satisfaction of all other conditions to closing.

Recent Legislative Developments

As discussed in the Company’s Form 10-K for the year ended December 31, 2012, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) that was signed into law on July 21, 2010 has and will continue to significantly change the bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, and the system of regulatory oversight of the Company. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress, many of which are not yet completed or implemented. The Dodd-Frank Act could have a material adverse impact on the financial services industry as a whole, as well as on M&T’s business, results of operations, financial condition and liquidity.

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

A discussion of the provisions of the Dodd-Frank Act is included in Part II, Item 7 of the Company’s Form 10-K for the year ended December 31, 2012.

Supplemental Reporting of Non-GAAP Results of Operations

As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.6 billion at each of March 31, 2013 and December 31, 2012 and $3.7 billion at March 31, 2012. Included in such intangible assets was goodwill of $3.5 billion at each of those dates. Amortization of core deposit and other intangible assets, after tax effect, was $8 million during each of quarters ended March 31, 2013 and December 31, 2012 ($.06 per diluted common share and $.07 per diluted common share, respectively), compared with $10 million ($.08 per diluted common share) during the first quarter of 2012.

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

Net operating income totaled $285 million in the first quarter of 2013, compared with $218 million in the year-earlier quarter. Diluted net operating earnings per common share for the recent quarter were $2.06, compared with $1.59 in the initial quarter of 2012. Net operating income and diluted net operating earnings per common share were $305 million and $2.23, respectively, in the final quarter of 2012.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.48%, compared with 1.18% and 1.56% in the first and fourth quarters of 2012, respectively. Net operating income represented an annualized return on average tangible common equity of 18.71% in the initial 2013 quarter, compared with 16.79% in the year-earlier quarter and 20.46% in the final quarter of 2012.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income aggregated $663 million in the first quarter of 2013, up 6% from $627 million in the year-earlier quarter. That improvement reflects higher average earning assets, which rose $3.9 billion, or 6%, to $72.3 billion from $68.4 billion in the first quarter of 2012 and a 2 basis point (hundredths of one percent) widening of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. The increase in average earning assets was attributable to a $5.4 billion rise in average loans outstanding, partially offset by a $1.7 billion decline in average balances of investment securities. The higher average outstanding loan balances were attributable to increased demand for commercial loans and commercial real estate loans, and higher residential real estate loan balances resulting from the Company’s decision to retain for portfolio more of such loans rather than selling them. Taxable-equivalent net interest income in the recent quarter was 2% below the $674 million recorded in the fourth quarter of 2012. That decline reflects two less days in the recent quarter.

Average loans and leases rose 9% to $65.9 billion in the recent quarter from $60.5 billion in the first quarter of 2012. Commercial loans and leases averaged $17.3 billion in the first quarter of 2013, up $1.6 billion or 10% from $15.7 billion in the year-earlier quarter. Average commercial real estate loans rose 6% to $25.9 billion in the recent quarter from $24.6 billion in the first quarter of 2012. Average residential real estate loans outstanding rose to $11.1 billion in the first quarter of 2013 from $8.3 billion in the corresponding quarter of 2012. Included in that portfolio were loans held for sale, which averaged $1.1 billion in the recent quarter, compared with $211 million in the first quarter of 2012. As noted earlier, the growth in residential real estate loans reflects the Company’s decision during the third quarter of 2011 to retain for portfolio a higher proportion of originated loans. Beginning in September 2012, the Company began originating for sale the majority of residential real estate loans originated due to the significant growth in the portfolio and the pending Hudson City acquisition. Average consumer loans and leases totaled $11.5 billion in the recent quarter, $440 million or 4% lower than $11.9 billion in 2012’s initial quarter. That decrease was largely due to lower average balances of automobile and home equity loans and outstanding lines of credit.

Average loan balances in the recent quarter rose $840 million, or 1%, from the fourth quarter of 2012. Reflecting increased loan demand, average outstanding commercial loan and lease balances increased $334 million, or 2%, average balances of commercial real estate loans rose $583 million, or 2%, and average residential real estate loan balances were up $55 million. Average outstanding consumer loans declined $131 million or 1% from 2012’s final quarter due largely to lower outstanding balances of home equity lines of credit. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

Dollars in millions

		Percent increase (decrease) from
	1st Qtr. 2013	1st Qtr. 2012	4th Qtr. 2012
Commercial, financial, etc.	$17,328	10%	2%
Real estate – commercial	25,915	6	2
Real estate – consumer	11,142	34	—
Consumer
Automobile	2,517	(6)	1
Home equity lines	5,793	(3)	(1)
Home equity loans	459	(28)	(7)
Other	2,698	3	(1)

Total consumer	11,467	(4)	(1)

Total	$65,852	9%	1%

The investment securities portfolio averaged $5.8 billion in the recent quarter, down $1.7 billion or 23% from $7.5 billion in the first quarter of 2012 and $492 million below the $6.3 billion averaged in the fourth quarter of 2012. The recent quarter declines as compared with the first and fourth quarters of 2012 were predominantly due to maturities and paydowns of mortgage-backed securities. The investment securities portfolio is largely comprised of residential mortgage-backed securities and collateralized mortgage obligations (“CMOs”), debt securities issued by municipalities, trust preferred securities issued by certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination.

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” Other-than-temporary impairment charges recognized during the quarters ended March 31, 2013, March 31, 2012 and December 31, 2012 were $10 million, $11 million and $14 million, respectively. Such impairment charges related to certain privately issued CMOs backed by residential and commercial real estate loans. Persistently high unemployment, loan delinquencies and foreclosures that have led to a backlog of homes held for sale by financial institutions and others were significant factors contributing to the recognition of the other-than-temporary impairment charges related to the CMOs. Based on management’s assessment of future cash flows associated with individual investment securities, as of March 31, 2013, the Company concluded that the remaining declines associated with the rest of the investment securities portfolio were temporary in nature. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-earning deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $684 million in the recently completed quarter, compared with $397 million and $373 million in the first and fourth quarters of 2012, respectively. Interest-bearing deposits at banks averaged $527 million, $301 million and $273 million during the three-month periods ended March 31, 2013, March 31, 2012 and December 31, 2012, respectively. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

As a result of the changes described herein, average earning assets aggregated $72.3 billion in the first quarter of 2013, compared with $68.4 billion in the year-earlier quarter and $71.7 billion in the fourth quarter of 2012.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit of $250,000 or less generated on a nationwide basis by Wilmington Trust, National Association (“Wilmington Trust, N.A.”), a wholly owned bank subsidiary of M&T, were also included in core deposits. Core deposits averaged $61.9 billion in the initial 2013 quarter, compared with $56.2 billion in the year-earlier quarter and $61.6 billion in the final quarter of 2012. Average core deposits of Wilmington Trust, N.A. were $1.0 billion, $476 million and $1.2 billion during the three-month periods ended March 31, 2013, March 31, 2012 and December 31, 2012, respectively. The growth in core deposits since the first quarter of 2012 was due, in part, to the lack of attractive alternative investments available to the Company’s customers resulting from lower interest rates and from the economic environment in the U.S. and higher balances held on behalf of trust customers. The low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have generally increased. The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

Dollars in millions

		Percent increase (decrease) from
	1st Qtr. 2013	1st Qtr. 2012	4th Qtr. 2012
NOW accounts	$867	8%	1%
Savings deposits	34,403	10	3
Time deposits $250,000 or less	3,678	(18)	(5)
Noninterest-bearing deposits	22,956	17	(2)

Total	$61,904	10%	1%

Additional funding sources for the Company included branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits. Time deposits over $250,000, excluding brokered certificates of deposit, averaged $329 million in the first quarter of 2013, compared with $495 million and $352 million in the first and fourth quarters of 2012, respectively. Cayman Islands office deposits averaged $858 million, $495 million and $763 million for the three-month periods ended March 31, 2013, March 31, 2012 and December 31, 2012, respectively. Average brokered time deposits totaled $431 million during the recently completed quarter, compared with $973 million and $505 million in the first and fourth quarters of 2012, respectively. The Company also had brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged $1.0 billion during the recent quarter, compared with $1.1 billion in each of the first and fourth quarters of 2012. The levels of brokered NOW and brokered money-market deposit accounts reflect the demand for such deposits, largely resulting from continued uncertain economic markets and the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. The level of Cayman Islands office deposits are also reflective of customer demand. Additional amounts of such deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank and others as sources of funding. Short-term borrowings averaged $637 million in the recent quarter, compared with $828 million in the first quarter of 2012 and $677 million in the final 2012 quarter. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $500 million in 2013’s initial quarter, compared with $628 million and $522 million in the first and fourth quarters of 2012, respectively. Overnight federal funds borrowings represented the largest component of short-term borrowings and totaled $248 million and $324 million at March 31, 2013 and 2012, respectively, and $939 million at December 31, 2012.

Long-term borrowings averaged $4.7 billion in the first quarter of 2013, compared with $6.5 billion in the similar 2012 quarter and $4.5 billion in the final quarter of 2012. Included in average long-term borrowings were amounts borrowed from the FHLBs of $30 million in the first quarter of 2013, compared with $1.4 billion and $71 million in the first and fourth quarters of 2012, respectively, and subordinated capital notes of $1.8 billion in each of the two most recent quarters and $2.2 billion in the three-month period ended March 31, 2012. During the first quarter of 2013, M&T Bank, the principal bank subsidiary of M&T, finalized a Bank Note Program whereby M&T Bank may offer up to $5 billion of unsecured senior and subordinated notes, which will mature 270 days or more from their date of issue. During March 2013, three-year floating rate senior notes due March 2016 were issued for $300 million and five-year 1.45% fixed rate senior notes due March 2018 were issued for $500 million. The net proceeds from the sale of the notes will be used for general corporate purposes. On April 15, 2013, $250 million of 4.875% subordinated notes of the Company matured and were redeemed. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of March 31, 2013, interest rate swap agreements were used to hedge approximately $900 million of fixed rate subordinated notes. Further information on interest rate swap agreements is provided in note 10 of Notes to Financial Statements. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.2 billion in each of the quarters ended March 31, 2013, March 31, 2012 and December 31, 2012. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.4 billion during each of the first quarters of 2013 and 2012 and the fourth quarter of 2012. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.49% in the first quarter of 2013 and 3.44% in the year-earlier quarter. The yield on earning assets during the recent quarter was 4.13%, down 11 basis points from 4.24% in the first quarter of 2012, while the rate paid on interest-bearing liabilities decreased 16 basis points to ..64% from .80%. In 2012’s fourth quarter, the net interest spread was 3.50%, the yield on earning assets was 4.17% and the rate paid on interest-bearing liabilities was .67%. The widening of the net interest spread in the recent quarter as compared with the first quarter of 2012 reflects the effect of declining interest rates paid on deposits.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $25.4 billion in the first quarter of 2013, compared with $21.4 billion and $25.5 billion in the first and fourth quarters of 2012, respectively. The significant increases in average net interest-free funds in the two most recent quarters as compared with the first quarter of 2012 were predominantly the result of higher average balances of noninterest-bearing deposits. Such deposits averaged $23.0 billion in the recent quarter, compared with $19.6 billion and $23.3 billion in the first and fourth quarters of 2012, respectively. Goodwill and core deposit and other intangible assets averaged $3.6 billion during the quarters ended March 31, 2013 and December 31, 2012, compared with $3.7 billion during the quarter ended March 31, 2012. The cash surrender value of bank owned life insurance averaged $1.6 billion in each of the three-month periods ended March 31, 2013, March 31, 2012 and December 31, 2012. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .22% in the recent quarter, compared with .25% and .24% in the first and fourth quarters of 2012.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.71% in the first quarter of 2013, compared with 3.69% in the year-earlier quarter and 3.74% in the fourth quarter of 2012. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin. In particular, the relatively low interest rate environment continues to exert downward pressure on yields on loans, investment securities and other earning assets.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $900 million at each of March 31, 2013, March 31, 2012 and December 31, 2012. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended March 31, 2013 and 2012 and the quarter ended December 31, 2012 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $134 million at March 31, 2013, $140 million at March 31, 2012 and $143 million at December 31, 2012. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of March 31, 2013 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $73 million of collateral with the Company.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 6.07% and 1.83%, respectively, at March 31, 2013. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

Dollars in thousands

	Three months ended March 31
	2013		2012
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(9,514)	(.08)	(8,989)	(.08)

Net interest income/margin	$9,514	.05%	$8,989	.05%

Average notional amount	$900,000		$900,000

Rate received (b)		6.16%		6.11%
Rate paid (b)		1.87%		2.09%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. M&T’s banking subsidiaries have access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank of New York, the previously noted Bank Note Program, and other available borrowing facilities. The Company has, from time to time, issued subordinated capital notes to provide liquidity and enhance regulatory capital ratios. Such notes qualify for inclusion in the Company’s total capital as defined by Federal regulators. However, pursuant to the Dodd-Frank Act, junior subordinated debentures associated with trust preferred securities are being phased-out of the definition of Tier 1 capital over a three-year period which began January 1, 2013. The specific rules regarding that phase-out have not yet been finalized.

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings were $248 million at March 31, 2013, $324 million at March 31, 2012 and $939 million at December 31, 2012. In general, those borrowings were unsecured and matured on the next business day. In addition to satisfying customer demand, Cayman Islands office deposits and brokered certificates of deposit may be used by the Company as an alternative to short-term borrowings. Cayman Islands office deposits also generally mature on the next business day and totaled $266 million, $395 million and $1.0 billion at March 31, 2013, March 31, 2012 and December 31, 2012, respectively. Outstanding brokered time deposits at March 31, 2013, March 31, 2012 and December 31, 2012 were $422 million, $935 million and $462 million, respectively. At March 31, 2013, the weighted-average remaining term to maturity of brokered time deposits was 5 months. Certain of those brokered time deposits have provisions that allow for early redemption. The Company also had brokered NOW and brokered money-market deposit accounts which aggregated $942 million at March 31, 2013, compared with $1.1 billion at each of March 31 and December 31, 2012.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $4 million at March 31, 2013, $20 million at March 31, 2012 and $7 million at December 31, 2012. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $2.1 billion at March 31, 2013 and $1.9 billion at each of March 31, 2012 and December 31, 2012. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of the test, at March 31, 2013 approximately $712 million was available for payment of dividends to M&T from banking subsidiaries. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 5 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, on which there were no borrowings outstanding at March 31, 2013 or at December 31, 2012.

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

The accompanying table as of March 31, 2013 and December 31, 2012 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

Dollars in thousands

	Calculated increase (decrease) in projected net interest income
Changes in interest rates	March 31, 2013	December 31, 2012
+200 basis points	$202,681	210,030
+100 basis points	113,087	117,198
-100 basis points	(66,788)	(69,687)
-200 basis points	(95,060)	(90,333)

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

Changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. That impact can affect the values assigned to the Company’s investment securities. Information about the fair valuation of such securities is presented herein under the heading “Capital” and in notes 3 and 12 of Notes to Financial Statements.

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

The notional amounts of interest rate contracts entered into for trading purposes aggregated $15.2 billion at March 31, 2013, compared with $14.3 billion at March 31, 2012 and $15.5 billion at December 31, 2012. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes totaled $921 million at March 31, 2013, compared with $1.4 billion and $869 million at March 31 and December 31, 2012, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $420 million and $328 million, respectively, at March 31, 2013, $518 million and $398 million, respectively, at March 31, 2012, and $489 million and $374 million, respectively, at December 31, 2012. Included in trading account assets were assets related to deferred compensation plans totaling $26 million and $35 million at March 31, 2013 and 2012, respectively, and $36 million at December 31, 2012. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at each of March 31, 2013 and December 31, 2012 were $30 million of liabilities related to deferred compensation plans, compared with $32 million at March 31, 2012. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

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

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the first quarter of 2013 was $38 million, compared with $49 million in each of the first and fourth quarters of 2012. While the Company has experienced improvement in its credit quality metrics during the past two years, sluggish economic activity, relatively high unemployment rates, generally depressed real estate valuations and higher than normal levels of delinquencies and charge-offs have significantly affected the quality of the Company’s loan portfolios. In particular, the Company’s alternative (“Alt-A”) residential real estate loan portfolio and its residential real estate builder and developer loan portfolio experienced the majority of the credit problems related to the turmoil in the residential real estate market place. Alt-A loans represent residential real estate loans that at origination typically included some form of limited borrower documentation requirements as compared with more traditional residential real estate loans. Loans in the Company’s Alt-A portfolio were originated by the Company prior to 2008. The Company also experienced higher levels of commercial loan and consumer loan charge-offs over the past several years due to, among other things, higher unemployment levels and the recessionary economy.

Net loan charge-offs were $37 million in the recent quarter, compared with $48 million and $44 million during the three-month periods ended March 31, 2012 and December 31, 2012, respectively. Net charge-offs as an annualized percentage of average loans and leases were .23% in the first quarter of 2013, compared with .32% and ..27% in the first and fourth quarters of 2012, respectively. A summary of net charge-offs by loan type follows.

NET CHARGE-OFFS

BY LOAN/LEASE TYPE

In thousands

	First Quarter 2013	First Quarter 2012	Fourth Quarter 2012
Commercial, financial, leasing, etc.	$6,788	4,870	3,555
Real estate:
Commercial	8,773	8,823	8,639
Residential	3,721	10,844	9,961
Consumer	17,461	23,747	22,208

	$36,743	48,284	44,363

Included in net charge-offs of commercial real estate loans were charge-offs of loans to residential homebuilders and developers of $2 million in the first quarter of 2013, compared with $3 million and $8 million in the quarters ended March 31, 2012 and December 31, 2012, respectively. Reflected in net charge-offs of residential real estate loans were net charge-offs of Alt-A first mortgage loans of $4 million in each of the two most recent quarters, compared with $6 million in the quarter ended March 31, 2012. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended March 31, 2013, March 31, 2012 and December 31, 2012, respectively, of: automobile loans of $3 million, $4 million and $4 million; recreational vehicle loans of $4 million, $5 million and $4 million; and home equity loans and lines of credit, including Alt-A second lien loans, of $6 million, $9 million and $8 million. Including both first and second lien mortgages, net charge-offs of Alt-A loans totaled $4 million in each of the two most recent quarters and $7 million in the first quarter of 2012.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of loans. The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet. The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans obtained in acquisitions subsequent to 2008 was $5.3 billion, $7.8 billion and $5.8 billion at March 31, 2013, March 31, 2012 and December 31, 2012, respectively. The portion of the nonaccretable balance related to remaining principal losses as well as life-to-date principal losses charged against the nonaccretable balance as of March 31, 2013 and December 31, 2012 are presented in the accompanying table.

	Nonaccretable balance—principal
	Remaining balance		Life-to-date charges
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(in thousands)
Commercial, financing, leasing, etc.	$39,433	40,198	63,911	63,190
Commercial real estate	264,824	285,681	272,810	262,062
Residential real estate	34,620	36,471	48,645	46,842
Consumer	46,905	50,856	67,077	63,132

Total	$385,782	413,206	452,443	435,226

Nonaccrual loans totaled $1.05 billion or 1.60% of total loans and leases outstanding at March 31, 2013, compared with $1.07 billion or 1.75% a year earlier and $1.01 billion or 1.52% at December 31, 2012. The increase in nonaccrual loans from December 31, 2012 to March 31, 2013 was partially attributable to the Company’s ability to now identify home equity loans and lines of credit as nonaccrual when those loans are less than ninety days past due but the related senior lien loan that is not owned by the Company is more than ninety days past due. That change in method did not have a significant impact on the Company’s provision or allowance for credit losses.

Accruing loans past due 90 days or more (excluding acquired loans) were $331 million or .50% of total loans and leases at March 31, 2013, compared with $273 million or .45% at March 31, 2012 and $358 million or .54% at December 31, 2012. Those loans included loans guaranteed by government-related entities of $312 million, $253 million and $316 million at March 31, 2013, March 31, 2012 and December 31, 2012, respectively. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are fully guaranteed by government-related entities totaled $284 million, $241 million and $294 million at March 31, 2013, March 31, 2012 and December 31, 2012, respectively.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $425 million at March 31, 2013, or less than 1% of total loans. Of that amount, $395 million related to the Wilmington Trust acquisition. Purchased impaired loans totaled $605 million and $447 million at March 31 and December 31, 2012, respectively.

Acquired accruing loans past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Such loans totaled $157 million at March 31, 2013, compared with $165 million at March 31, 2012 and $167 million at December 31, 2012.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, M&T has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $190 million, $156 million and $167 million at March 31, 2013, March 31, 2012 and December 31, 2012, respectively.

Nonaccrual commercial loans and leases aggregated $204 million at March 31, 2013, $155 million at March 31, 2012 and $152 million at December 31, 2012. The increase in commercial loans classified as nonaccrual was the result of the recent quarter addition of one relationship with a motor vehicle-related wholesaler with outstanding balances of $59 million. Commercial real estate loans classified as nonaccrual totaled $393 million at March 31, 2013, $542 million at March 31, 2012 and $412 million at December 31, 2012. Reflected in such nonaccrual loans were loans to residential homebuilders and developers aggregating $167 million and $267 million at March 31, 2013 and 2012, respectively, and $182 million at December 31, 2012. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the three-month period ended March 31, 2013 is presented in the accompanying table.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

	March 31, 2013			Quarter ended March 31, 2013
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances(a)	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
New York	$203,405	$10,600	5.21%	$320	.69%
Pennsylvania	195,860	58,820	30.03	(44)	(.08)
Mid-Atlantic	601,385	92,177	15.33	1,515	.93
Other	200,821	7,302	3.64	(164)	(.44)

Total	$1,201,471	$168,899	14.06%	$1,627	.54%

(a)	Includes approximately $35 million of loans not secured by real estate, of which approximately $2 million are in nonaccrual status.

Residential real estate loans classified as nonaccrual were $341 million at March 31, 2013, compared with $277 million at March 31, 2012 and $345 million at December 31, 2012. The increase in residential real estate loans classified as nonaccrual from March 31, 2012 to the two most recent quarter-ends was predominantly related to the addition of $64 million of loans to one customer that are secured by residential real estate. Depressed real estate values and high levels of delinquencies have contributed to the higher than historical levels of residential real estate loans classified as nonaccrual. Included in residential real estate loans classified as nonaccrual were Alt-A loans of $88 million, $102 million and $96 million at March 31, 2013, March 31, 2012 and December 31, 2012, respectively.

Residential real estate loans past due 90 days or more and accruing interest (excluding acquired loans) totaled $309 million at March 31, 2013, compared with $249 million a year earlier and $313 million at December 31, 2012. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended March 31, 2013 is presented in the accompanying table.

Nonaccrual consumer loans and leases aggregated $114 million at March 31, 2013, compared with $91 million at March 31, 2012 and $104 million at December 31, 2012. The increases in such nonaccrual loans at the recent quarter-end as compared with March 31 and December 31, 2012 were largely the result of the previously noted change in the method of identifying nonaccrual home equity loans and lines of credit to reflect the repayment performance of the related senior lien loan that is not owned by the Company. Included in nonaccrual consumer loans and leases at March 31, 2013, March 31, 2012 and December 31, 2012 were automobile loans of $20 million, $23 million and $25 million, respectively; recreational vehicle loans of $11 million, $11 million and $10 million, respectively; and outstanding balances of home equity loans and lines of credit, including junior lien Alt-A loans, of $72 million, $48 million and $58 million, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter-ended March 31, 2013 is presented in the accompanying table.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

	March 31, 2013			Quarter ended March 31, 2013
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
Residential mortgages:
New York	$4,208,793	$68,556	1.63%	$446	.04%
Pennsylvania	1,428,302	17,146	1.20	328	.09
Mid-Atlantic	2,401,203	37,381	1.56	(1,133)	(.19)
Other	2,589,928	127,768	4.93	424	.06

Total	$10,628,226	$250,851	2.36%	$65	—%

Residential construction loans:
New York	$5,929	$391	6.59%	$3	.19%
Pennsylvania	2,125	260	12.24	—	—
Mid-Atlantic	9,599	147	1.53	—	—
Other	20,116	1,150	5.72	(88)	(1.68)

Total	$37,769	$1,948	5.16%	$(85)	(.90)%

Alt-A first mortgages:
New York	$68,656	$17,861	26.02%	$953	5.49%
Pennsylvania	13,624	2,767	20.31	49	1.41
Mid-Atlantic	83,309	14,633	17.56	409	1.96
Other	262,993	53,042	20.17	2,330	3.52

Total	$428,582	$88,303	20.60%	$3,741	3.47%

Alt-A junior lien:
New York	$1,658	$70	4.22%	$183	42.59%
Pennsylvania	501	35	6.99	—	—
Mid-Atlantic	3,487	222	6.37	—	—
Other	9,265	759	8.19	386	16.27

Total	$14,911	$1,086	7.28%	$569	15.02%

First lien home equity loans:
New York	$17,732	$800	4.51%	$12	.27%
Pennsylvania	91,659	2,702	2.95	133	.56
Mid-Atlantic	86,103	539	.63	(2)	(.01)
Other	857	66	7.70	—	—

Total	$196,351	$4,107	2.09%	$143	.28%

First lien home equity lines:
New York	$942,765	$4,116	.44%	$245	.11%
Pennsylvania	660,466	3,600	.55	263	.17
Mid-Atlantic	564,612	2,298	.41	236	.17
Other	16,819	1,593	9.47	—	—

Total	$2,184,662	$11,607	.53%	$744	.14%

Junior lien home equity loans:
New York	$38,521	$3,308	8.59%	$198	2.00%
Pennsylvania	45,083	1,210	2.68	51	.44
Mid-Atlantic	133,397	1,400	1.05	265	.78
Other	13,075	126	.96	—	—

Total	$230,076	$6,044	2.63%	$514	.87%

Junior lien home equity lines:
New York	$1,411,449	$35,052	2.48%	$2,125	.60%
Pennsylvania	557,630	3,609	.65	292	.21
Mid-Atlantic	1,516,926	7,700	.51	1,334	.34
Other	92,176	2,816	3.06	104	.43

Total	$3,578,181	$49,177	1.37%	$3,855	.42%

Real estate and other foreclosed assets totaled $96 million and $140 million at March 31, 2013 and March 31, 2012, and $104 million at December 31, 2012. At March 31, 2013, the Company’s holding of residential real estate-related properties comprised 58% of foreclosed assets.

A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

Dollars in thousands

	2013 First Quarter		2012 Quarters
		Fourth	Third	Second	First
Nonaccrual loans	$1,052,794	1,013,176	925,231	968,328	1,065,229
Real estate and other foreclosed assets	95,680	104,279	112,160	115,580	140,297

Total nonperforming assets	$1,148,474	1,117,455	1,037,391	1,083,908	1,205,526

Accruing loans past due 90 days or more(a)	$331,283	358,397	309,420	274,598	273,081

Government guaranteed loans included in totals above:
Nonaccrual loans	$63,385	57,420	54,583	48,712	44,717
Accruing loans past due 90 days or more	311,579	316,403	280,410	255,495	252,622

Renegotiated loans	$272,285	271,971	266,526	267,111	213,024

Acquired accruing loans past due 90 days or more(b)	$157,068	166,554	161,424	162,487	165,163

Purchased impaired loans(c):
Outstanding customer balance	$790,048	828,571	978,731	1,037,458	1,158,829
Carrying amount	425,232	447,114	528,001	560,700	604,779

Nonaccrual loans to total loans and leases, net of unearned discount	1.60%	1.52%	1.44%	1.54%	1.75%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.74%	1.68%	1.62%	1.72%	1.97%
Accruing loans past due 90 days or more (a) to total loans and leases, net of unearned discount	.50%	.54%	.48%	.44%	.45%

(a)	Excludes acquired loans. Predominantly residential mortgage loans.
(b)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans that were impaired at acquisition date and recorded at fair value.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of March 31, 2013 in light of: (i) residential real estate values and the level of delinquencies of residential real estate loans; (ii) economic conditions in the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company. While there has been general improvement in economic conditions, concerns continue to exist about the strength of such improvement in both national and international markets; the level and volatility of energy prices; the slowly strengthening but still depressed housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued uncertainty about possible responses to state and local government budget deficits. Although the U.S. economy experienced recession and weak economic conditions during recent years, the impact of those conditions was not as pronounced on borrowers in the traditionally slower growth regions of upstate New York and central Pennsylvania. Approximately 60% of the Company’s loans are to customers in New York State and Pennsylvania. Home prices in upstate New York and central Pennsylvania were relatively stable in recent years, in contrast to declines in values in many other regions of the country. Therefore, despite the conditions, as previously described, the most severe credit issues experienced by the Company during the recent financial downturn have been centered around residential real estate, including loans to builders and developers of residential real estate, in areas other than New York State and Pennsylvania.

The Company utilizes a loan grading system which is applied to all commercial and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Reflecting more stable economic conditions in the regions served by the Company, criticized commercial loans and commercial real estate loans were $2.3 billion at March 31, 2013, compared with $2.8 billion at March 31, 2012 and $2.4 billion at December 31, 2012. Loan officers with the support of loan review personnel in different geographic locations are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective geographic regions. On a quarterly basis, the Company’s centralized loan review department reviews all criticized commercial and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, expected cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company expanded its collections and loan workout staff and further refined its loss identification and estimation techniques by reference to loan performance and house price data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. At March 31, 2013, approximately 39% of the Company’s home equity portfolio consisted of first lien loans. Of the remaining junior lien loans in the portfolio, approximately 83% (or approximately 52% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company. That determination that the Company is in a junior lien position was largely based on information available to the Company at the time it originated the junior lien loan. The Company is continuing its efforts to obtain reliable updated information as to whether the related senior lien loans not owned by the Company are still outstanding. To the extent known by the Company, if the senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. At March 31, 2013, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $24 million, compared with $7 million at December 31, 2012 when such determination was based only on the status of related senior lien loans that were owned or serviced by the Company. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. Additionally, the Company generally evaluates home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. In determining the amount of such charge-offs, if the Company does not know the precise amount of the remaining first lien mortgage loan (typically because the Company does not own or service the first lien loan), the Company assumes that the first lien mortgage loan has had no principal amortization since the origination of the junior lien loan. Similarly, data used in estimating incurred losses for purposes of determining the allowance for credit losses also assumes no reductions in outstanding principal of first lien loans since the origination of the junior lien loan. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At March 31, 2013, approximately 96% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 23% were making contractually allowed payments that do not include repayment of principal.

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

In determining the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases. In quantifying incurred losses, the Company considers the factors and uses the techniques described herein and in note 4 of Notes to Financial Statements. For purposes of determining the level of the allowance for credit losses, the Company segments its loan and lease portfolio by loan type. The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan by loan analysis of commercial loans and commercial real estate loans in nonaccrual status. Measurement of the specific loss components is typically based on expected future cash flows, collateral values or other factors that may impact the borrower’s ability to pay. Losses associated with residential real estate loans and consumer loans are generally determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. These forecasts give consideration to overall borrower repayment performance and current geographic region changes in collateral values using third party published historical price indices or automated valuation methodologies. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a junior lien position. Approximately 61% of the Company’s home equity portfolio consists of junior lien loans and lines of credit. The Company generally evaluates residential real estate loans and home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. Except for consumer loans and leases and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively and loans obtained in acquisition transactions, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more and has been placed in nonaccrual status. Those impaired loans are evaluated for specific loss components. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Loans less than 90 days delinquent are deemed to have a minimal delay in payment and are generally not considered to be impaired. Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The impact of estimated future credit losses represents the predominant difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition. Subsequent decreases to those expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Additional information regarding the Company’s process for determining the allowance for credit losses is included in note 4 of Notes to Financial Statements.

Management believes that the allowance for credit losses at March 31, 2013 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $927 million, or 1.41% of total loans and leases at March 31, 2013, compared with $909 million or 1.49% at March 31, 2012 and $926 million or 1.39% at December 31, 2012. The ratio of the allowance to total loans and leases at each respective date reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value based on estimated future cash flows expected to be received on those loans. Those cash flows reflect the impact of expected defaults on customer repayment performance. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value. The decline in the ratio of the allowance to total loans and leases from March 31, 2012 to the two most recent quarter-ends largely reflects the impact of improvement in the levels of criticized loans. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolios also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans was 88% at March 31, 2013, compared with 85% a year earlier and 91% at December 31, 2012. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in determining the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $433 million in the first quarter of 2013, compared with $377 million in the corresponding 2012 quarter and $453 million in the final quarter of 2012. Contributing to the rise in such income in the recent quarter as compared with the first quarter of 2012 was a $37 million increase in mortgage banking revenues and higher trust income. As compared with the fourth quarter of 2012, the leading factor for the decline in other income was a lower level of mortgage banking revenues.

Mortgage banking revenues totaled $93 million in the recent quarter, up from $56 million in the year-earlier quarter, but down from $117 million in the fourth quarter of 2012. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $76 million in the initial 2013 quarter, compared with $38 million in the year-earlier quarter and $96 million in the fourth quarter of 2012. The significant increase in residential mortgage banking revenues from the first quarter of 2012 to the recent quarter was due to increased volumes of loans originated for sale and wider margins related to such loans. Those higher volumes reflect increased refinancing activity by consumers in light of the low interest rate environment and include the impact of the Company’s involvement in the U.S. government’s Home Affordable Refinance Program (“HARP 2.0”), which allows homeowners to refinance their Fannie Mae or Freddie Mac mortgages when the value of their home has fallen such that they have little or no equity. The HARP 2.0 program was set to expire December 31, 2013, but was recently extended and will now be available to borrowers through December 31, 2015. As compared with the final quarter of 2012, the recent quarter’s decline in residential mortgage banking revenues reflects lower volumes of loans originated for sale and narrower margins related to such loans.

New commitments to originate residential mortgage loans to be sold were approximately $1.9 billion in the recent quarter, compared with $439 million in the initial quarter of 2012 and $2.0 billion in the fourth quarter of 2012. Included in those commitments to originate residential mortgage loans to be sold were HARP 2.0 commitments of $480 million, $172 million and $567 million during the quarters ended March 31, 2013, March 31, 2012 and December 31, 2012, respectively. During the initial 2012 quarter, the Company was originating the majority of residential real estate loans to be held in its loan portfolio. Realized gains from sales of residential mortgage loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase mortgage loans originated for sale) and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $50 million in the first quarter of 2013, compared with gains of $10 million and $70 million in the first and fourth quarters of 2012, respectively.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues during the three-month period ended March 31, 2013 were reduced by approximately $5 million, compared with similar reductions of $4 million during each of the three-month periods ended March 31 and December 31, 2012, related to the actual or anticipated settlement of repurchase obligations.

From July 2011 through August 2012, the Company originated the majority of residential real estate loans to be held in its loan portfolio, rather than selling such loans. The loans conform to Fannie Mae and Freddie Mac underwriting guidelines. Retaining those residential real estate loans offset the impact of the declining investment securities portfolio resulting from maturities and pay-downs of residential mortgage-backed securities while providing high quality assets earning a reasonable yield. The decision to retain for portfolio the majority of such loans originated rather than selling them resulted in a reduction of residential mortgage banking revenues of approximately $21 million during the three-month period ended March 31, 2012. Due to the significant growth in the Company’s residential real estate loan portfolio, beginning in September 2012 the majority of the Company’s commitments are to originate residential real estate loans for sale to third parties.

Loans held for sale that are secured by residential real estate totaled $1.1 billion and $186 million at March 31, 2013 and 2012, respectively, and $1.2 billion at December 31, 2012. Commitments to sell residential mortgage loans and commitments to originate residential mortgage loans for sale at pre-determined rates were $2.0 billion and $1.3 billion, respectively, at March 31, 2013, compared with $372 million and $295 million at March 31, 2012, and $2.3 billion and $1.6 billion, respectively, at December 31, 2012. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $57 million and $13 million at March 31, 2013 and March 31, 2012, respectively, and $83 million at December 31, 2012. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in a net decrease in revenue of $26 million in the first quarter of 2013, compared with net increases in revenue of $7 million in the first quarter of 2012 and $12 million in the final 2012 quarter.

Revenues from servicing residential mortgage loans for others were $24 million in each of the two most recent quarters, compared with $27 million during the quarter ended March 31, 2012. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans, totaling $4 million in the first quarter of 2013 and $5 million in each of the initial 2012 quarter and the fourth quarter of 2012. Residential mortgage loans serviced for others were $35.8 billion at March 31, 2013, $39.4 billion at March 31, 2012 and $35.9 billion at December 31, 2012, including the small balance commercial mortgage loans noted above of approximately $3.7 billion at March 31, 2013, $4.3 billion at March 31, 2012 and $3.8 billion at December 31, 2012. Reflected in residential mortgage loans serviced for others were loans sub-serviced for others of $11.9 billion, $13.9 billion and $12.5 billion at March 31, 2013, March 31, 2012 and December 31, 2012, respectively. Capitalized residential mortgage loan servicing assets, net of any applicable valuation allowance for possible impairment, totaled $111 million at March 31, 2013, compared with $135 million at March 31, 2012 and $108 million at December 31, 2012. The valuation allowance for possible impairment of capitalized residential mortgage servicing assets totaled $4 million at March 31, 2013, $1 million at March 31, 2012 and $5 million at December 31, 2012. Included in capitalized residential mortgage servicing assets were purchased servicing rights associated with the small balance commercial mortgage loans noted above of $7 million, $14 million, and $8 million at March 31, 2013, March 31, 2012 and December 31, 2012 respectively. At March 31, 2013, March 31, 2012 and December 31, 2012 capitalized servicing rights included $2 million, $4 million and $2 million, respectively, of servicing rights for $2.6 billion, $3.0 billion and $2.7 billion, respectively, of loans that were purchased from affiliates of Bayview Lending Group LLC (“BLG”). In addition, reflected in residential mortgage loans sub-serviced for others were loans sub-serviced for BLG-affiliated companies of $10.9 billion, $12.8 billion, $11.4 billion at March 31, 2013, March 31, 2012 and December 31, 2012, respectively. Additional information about the Company’s relationship with BLG and its affiliates is provided in note 15 of Notes to Financial Statements.

Commercial mortgage banking revenues totaled $17 million in the recent quarter, compared with $18 million in the first quarter of 2012 and $21 million in the final 2012 quarter. Included in such amounts were revenues from loan origination and sales activities of $10 million and $12 million in the quarters ended March 31, 2013 and 2012, respectively, and $14 million in the final quarter of 2012. Commercial mortgage loan servicing revenues were $7 million in each of the two most recent quarters and $6 million in the initial quarter of 2012. Capitalized commercial mortgage servicing assets totaled $63 million at March 31, 2013, compared with $53 million and $60 million at March 31, 2012 and December 31, 2012, respectively. Commercial mortgage loans serviced for other investors totaled $10.9 billion, $9.6 billion and $10.6 billion at March 31, 2013, March 31, 2012 and December 31, 2012, respectively, and included $2.1 billion, $1.9 billion and $2.0 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $185 million and $106 million, respectively, at March 31, 2013, $231 million and $190 million, respectively, at March 31, 2012 and $340 million and $140 million, respectively, at December 31, 2012. Commercial mortgage loans held for sale at March 31, 2013, March 31, 2012 and December 31, 2012 were $79 million, $40 million, and $200 million, respectively.

Service charges on deposit accounts aggregated $111 million in the initial quarter of 2013, compared with $109 million in the year-earlier quarter and $112 million in the fourth quarter of 2012. Trust income includes fees for trust and custody services provided to personal, corporate and institutional customers, and investment management and advisory fees that are often based on a percentage of the market value of assets under management. Trust income aggregated $122 million in the recent quarter, compared with $117 million in each of the first and fourth quarters of 2012. Reflected in trust income are fees related to two significant businesses. The Institutional Client Services (“ICS”) business, with $61 million of revenues, provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. Many ICS clients are multinational corporations and institutions. The Wealth Advisory Services (“WAS”) business, with $49 million of revenues, helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Prior to 2013, certain other trust operations of the Company were not combined with the respective ICS and WAS activities. Revenues for ICS, WAS and those other trust revenues were $49 million, $35 million and $33 million, respectively, in the first quarter of 2012 and $47 million, $40 million, and $30 million, respectively, in the fourth quarter of 2012. Adversely impacting trust income for the three-month periods ended March 31, 2013, March 31, 2012 and December 31, 2012 were $18 million, $11 million and $15 million, respectively, of fee waivers by the Company in order to provide for proprietary money-market mutual funds to pay customers a yield on their investments in such funds. Total trust assets, which include assets under management and assets under administration, aggregated $263.5 billion at March 31, 2013, compared with $273.0 billion and $255.9 billion at March 31, 2012 and December 31, 2012, respectively. Trust assets under management were $63.3 billion, $55.3 billion and $61.5 billion at March 31, 2013, March 31, 2012 and December 31, 2012, respectively. In addition to the asset amounts noted above, trust assets under management of affiliates totaled $16.5 billion at March 31, 2013, $15.7 billion at March 31, 2012 and $15.4 billion at December 31, 2012. Furthermore, the Company’s proprietary mutual funds had assets of $13.3 billion, $12.6 billion and $13.9 billion at March 31, 2013, March 31, 2012 and December 31, 2012, respectively.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $16 million in the recent quarter, compared with $14 million in the first quarter of 2012 and $15 million in the fourth quarter of 2012. Gains from trading account and foreign exchange activity totaled $9 million during the recent quarter, compared with $11 million and $10 million in the first and fourth quarters of 2012, respectively. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

During the first quarter of 2013, the Company recognized net losses on investment securities of $10 million, compared with net losses of $11 million in the year-earlier quarter and $14 million in the fourth quarter of 2012. Those net losses were predominantly the result of the other-than-temporary impairment of certain of the Company’s privately issued CMOs backed by residential and commercial real estate loans. Each reporting period, the Company reviews its investment securities for other-than-temporary impairment. Additional information about other-than-temporary impairment losses is included herein under the heading “Capital.”

M&T’s share of the operating losses of BLG in the recent quarter was $4 million, compared with $5 million in each of the first and fourth quarters of 2012. The operating losses of BLG resulted from the disruptions in the residential and commercial real estate markets and reflected provisions for losses associated with securitized loans and other loans held by BLG and loan servicing and other administrative costs. Under GAAP, such losses are required to be recognized by BLG despite the fact that many of the securitized loan losses will ultimately be borne by the underlying third party bond-holders. As these loan losses are realized through later foreclosure and still later sale of real estate collateral, the underlying bonds will be charged-down resulting in BLG’s future recognition of debt extinguishment gains. The timing of such debt extinguishment is largely dependent on the timing of loan workouts and collateral liquidations and, given ongoing loan loss provisioning, it is difficult to project when BLG will return to profitability. As a result of credit and liquidity disruptions, BLG ceased its originations of small-balance commercial real estate loans in 2008. However, as a result of past securitization activities, BLG is entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings from its core mortgage origination and securitization activities. To this point, BLG’s affiliates have largely reinvested their earnings to generate additional servicing and asset management activities, further contributing to the value of those affiliates. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Other revenues from operations totaled $96 million in the first quarter of 2013, compared with $86 million in the corresponding 2012 period and $102 million in the fourth quarter of 2012. The increase in the recent quarter as compared with the year-earlier quarter resulted largely from higher loan syndication and other credit-related fees. The decline as compared with the final 2012 quarter was largely attributable to lower letter of credit and other credit-related fees. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $32 million in the recent quarter, compared with $27 million and $36 million in the first and fourth quarters of 2012, respectively. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $13 million during the recent quarter, compared with $12 million in the first quarter of 2012 and $14 million in the fourth quarter of 2012. Revenues from merchant discount and credit card fees were $20 million in each of the two most recent quarters, compared with $18 million in the quarter ended March 31, 2012. Insurance-related sales commissions and other revenues totaled $13 million in the initial quarter of 2013, compared with $12 million in the year-earlier quarter and $11 million in the fourth quarter of 2012.

Other Expense

Other expense totaled $636 million in the first quarter of 2013, compared with $640 million in the year-earlier quarter and $626 million in the fourth quarter of 2012. Included in those amounts are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $13 million in the recent quarter, $17 million in the first quarter of 2012 and $14 million in the fourth quarter of 2012, and merger-related expenses of $5 million and $3 million in the three-month periods ended March 31, 2013 and March 31, 2012, respectively. There were no merger-related expenses in the fourth quarter of 2012. The merger-related expenses in the initial 2013 quarter were incurred in connection with the pending Hudson City acquisition and in the first quarter of 2012 related to the Wilmington Trust acquisition. Those expenses consisted largely of professional services and other temporary help fees associated with the actual or planned conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; travel costs; and printing, postage, supplies and other costs. Exclusive of these nonoperating expenses, noninterest operating expenses totaled $618 million in the first three months of 2013, compared with $620 million and $612 million in the first and fourth quarters of 2012, respectively. Higher costs for salaries and employee benefits in the recent quarter were largely offset by lower FDIC assessments as compared with the year-earlier quarter. The increase in expenses from the fourth quarter of 2012 was largely the result of seasonally higher stock-based compensation, payroll-related taxes and benefits costs in the recent quarter, offset, in part, by lower professional services expenses. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense aggregated $357 million in the recent quarter, compared with $346 million in the year-earlier quarter and $323 million in the fourth quarter of 2012. As compared with the year-earlier quarter, the recent quarter reflects higher costs for incentive compensation, including stock-based compensation. Contributing to the rise in such expenses in the recent quarter as compared with the fourth quarter of 2012 were seasonally higher stock-based compensation, unemployment insurance, payroll-related taxes and the Company’s contributions for retirement savings plan benefits related to annual incentive compensation payments. The Company, in accordance with GAAP, has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarters of 2013 and 2012 included $17 million and $10 million, respectively, that would have been recognized over the normal four-year vesting period if not for the accelerated expense recognition provisions of GAAP. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and employee benefits expense included stock-based compensation of $28 million and $23 million in the quarters ended March 31, 2013 and March 31, 2012, respectively, and $11 million in the quarter ended December 31, 2012. The number of full-time equivalent employees was 14,576 at March 31, 2013, compared with 14,864 and 14,404 at March 31, 2012 and December 31, 2012, respectively.

Excluding the nonoperating expenses described earlier from each quarter, nonpersonnel operating expenses were $262 million and $276 million in the quarters ended March 31, 2013 and March 31, 2012, respectively, and $289 million in the fourth quarter of 2012. The decline in such expenses in the recent quarter as compared with the year-earlier quarter was due largely to lower FDIC assessments. As compared with the fourth quarter of 2012, the decrease in nonpersonnel operating expenses in the initial 2013 quarter predominantly resulted from lower professional services expenses and FDIC assessments. The efficiency ratio measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 55.9% in the first quarter of 2013, compared with 61.1% in the year-earlier period and 53.6% in the fourth quarter of 2012.

Income Taxes

The provision for income taxes for the first quarter of 2013 was $141 million, compared with $102 million in the year-earlier quarter and $149 million in the fourth quarter of 2012. The effective tax rates were 34.0%, 33.1% and 33.5% for the quarters ended March 31, 2013, March 31, 2012 and December 31, 2012, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.

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

Capital

Shareholders’ equity was $10.4 billion at March 31, 2013, representing 12.59% of total assets, compared with $9.4 billion or 11.91% at March 31, 2012 and $10.2 billion or 12.29% at December 31, 2012. Included in shareholders’ equity was preferred stock with financial statement carrying values of $875 million at March 31, 2013, $866 million at March 31, 2012 and $873 million at December 31, 2012, respectively.

In August 2012, the U.S. Department of Treasury (“U.S. Treasury”) completed a public offering of its holding of M&T Series A and Series C preferred stock, resulting in M&T’s exit from the Troubled Asset Relief Program – Capital Purchase Program (“TARP”) of the U.S. Treasury. In conjunction with the U.S. Treasury’s public offering, M&T modified certain of the terms of the Series A and Series C Preferred Stock related to the dividend rate on the preferred shares at the reset dates, which was originally set to change from 5% to 9% on November 15, 2013 for the Series C preferred shares and on February 15, 2014 for the Series A preferred shares. In each case, the dividend rate will now change to 6.375% on November 15, 2013. The other modification related to M&T agreeing to not redeem the Series A and Series C preferred shares until on or after November 15, 2018, except that if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Those modifications were subsequently approved by M&T’s common shareholders on April 16, 2013.

Common shareholders’ equity was $9.5 billion, or $73.99 per share, at March 31, 2013, compared with $8.6 billion, or $67.64 per share, at March 31, 2012 and $9.3 billion, or $72.73 per share, at December 31, 2012. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $46.11 at March 31, 2013, $38.89 at March 31, 2012 and $44.61 at December 31, 2012. The Company’s ratio of tangible common equity to tangible assets was 7.51% at March 31, 2013, compared with 6.51% a year earlier and 7.20% at December 31, 2012. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized gains on investment securities, net of applicable tax effect, were $47 million, or $.36 per common share, at March 31, 2013, compared with net unrealized losses of $58 million, or $.46 per common share, at March 31, 2012 and net unrealized gains of $37 million, or $.29 per common share, at December 31, 2012. Such unrealized gains and losses include the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale, including the remaining unamortized unrealized losses on investment securities that have been transferred to held-to-maturity classification. Information about unrealized gains and losses as of March 31, 2013 and December 31, 2012 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized gains at March 31, 2013 were pre-tax effect unrealized losses of $121 million on available-for-sale investment securities with an amortized cost of $1.0 billion and pre-tax effect unrealized gains of $232 million on securities with an amortized cost of $3.3 billion. The pre-tax effect unrealized losses reflect $98 million of losses on privately issued residential mortgage-backed securities with an amortized cost of $883 million and an estimated fair value of $785 million (considered Level 3 valuations) and $22 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $123 million and an estimated fair value of $101 million (generally considered Level 2 valuations).

The Company’s privately issued residential mortgage-backed securities classified as available for sale are generally collateralized by prime and Alt-A residential mortgage loans as depicted in the accompanying table. Information in the table is as of March 31, 2013. As with any accounting estimate or other data, changes in fair values and investment ratings may occur at any time.

PRIVATELY ISSUED MORTGAGE-BACKED SECURITIES (a)

				As a percentage of fair value			Current payment status(c)
Collateral type	Amortized cost	Fair value	Net unrealized gains (losses)	Investment grade	Senior tranche	Credit enhance- ment(b)	Bonds with OTTI		Bonds without OTTI
	(Dollars in thousands)
Investment securities available for sale:

Residential mortgage loans
Prime – fixed	$35,333	38,781	3,448	60%	99%	6%	—	%(d)	100%
Prime – hybrid ARMs	923,282	849,517	(73,765)	23	97	5	19		100
Alt-A – hybrid ARMs	107,810	86,438	(21,372)	13	92	9	30		100
Other	11,454	10,953	(501)	—	66	20	—	(d)	100

Subtotal	1,077,879	985,689	(92,190)	24	96	6	19		100

Commercial mortgage loans	6,414	7,558	1,144	—	100	100	—	(d)	100

Total investment securities available for sale	1,084,293	993,247	(91,046)	23%	97%	7%	19%		100%

Investment securities held to maturity:

Residential and commercial mortgage loans	236,632	155,241	(81,391)	33%	93%	22%	—	%(d)	100%

Total	$1,320,925	1,148,488	(172,437)	25%	96%	9%	19%		100%

(a)	All information is as of March 31, 2013.
(b)	Weighted-average credit enhancement is calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure.
(c)	Represents percentage of amortized cost related to bonds for which contractually required principal and interest payments expected at acquisition continue to be received.
(d)	There are no bonds in this category.

In estimating values for privately issued mortgage-backed securities, the Company was restricted in the level of market observable assumptions used in the valuation of such securities. Because of reduced trading activity and lack of observable valuation inputs, the Company considers the estimated fair value associated with its holdings of privately issued mortgage-backed securities to be Level 3 valuations. To assist in the determination of fair value for its privately issued mortgage-backed securities, the Company engaged two independent pricing sources at March 31, 2013 and December 31, 2012. GAAP provides guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased. In consideration of that guidance, the Company performed internal modeling to estimate the cash flows and fair value of privately issued mortgage-backed securities with an amortized cost basis of $1.1 billion at each of March 31, 2013 and December 31, 2012. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds. In estimating those cash flows, the Company used conservative assumptions as to default and loss rates in order to mitigate exposure that might be attributable to the risk that actual future credit losses could exceed assumed credit losses. To determine the most representative fair value for those bonds under current market conditions, the Company averaged the internal model valuations and the indications obtained from the two independent pricing sources resulting in a one-third weighting on the internal model valuation and a two-thirds weighting on valuations provided by the independent sources. Further information concerning the Company’s valuations of privately issued mortgage-backed securities can be found in note 12 of Notes to Financial Statements.

During the quarter ended March 31, 2013, the Company recognized $10 million (pre-tax) of other-than-temporary impairment losses related to privately issued mortgage-backed securities. In assessing impairment losses for debt securities, the Company performed internal modeling to estimate bond-specific cash flows, which considered the placement of the bond in the overall securitization structure and the remaining levels of subordination.

For privately issued mortgage-backed securities, the modeling for other-than-temporary impairment utilized assumptions about the expected underlying performance of the mortgage loan collateral considering recent collateral performance and future assumptions regarding default and loss severity. At March 31, 2013, projected model default percentages on the underlying mortgage loan collateral ranged from 1% to 28% and loss severities ranged from 10% to 83%. For bonds in which the Company has recognized an other-than-temporary impairment charge, the weighted-average percentage of default collateral was 14% and the weighted-average loss severity was 40%. For bonds without other-than-temporary impairment losses, the weighted-average default percentage and loss severity were 11% and 26%, respectively. Underlying mortgage loan collateral cash flows, after considering the impact of estimated credit losses, were distributed by the model to the various securities within the securitization structure to determine the timing and extent of losses at the bond-level, if any. Despite continuing high levels of delinquencies and losses in the underlying mortgage loan collateral, given credit enhancements resulting from the structures of individual bonds, the Company has concluded that as of March 31, 2013 its remaining privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur during the remainder of 2013 and later years that could impact the Company’s conclusions. For example, a 20% increase in the estimated default rate assumption and a 20% increase in the severity rate assumption would have increased the other-than-temporary impairment charge recognized by the Company for the three months ended March 31, 2013 by $33 million. Information comparing the amortized cost and fair value of investment securities is included in note 3 of Notes to Financial Statements. The Company’s model as described above uses projected default and loss severity assumptions. Information on the current credit enhancement and current payment status of privately issued mortgage-backed securities at March 31, 2013 is included in the accompanying table.

Similar to its evaluation of available-for-sale privately issued mortgage-backed securities, the Company assesses impairment losses on privately issued CMOs in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows that reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. As a result, the Company did not recognize any other-than-temporary impairment charge related to CMOs in the held-to-maturity portfolio during the first quarter of 2013. In total, at March 31, 2013 and December 31, 2012, the Company had in its held-to-maturity portfolio CMOs with an amortized cost basis of $237 million and $242 million, respectively, and a fair value of $155 million and $148 million, respectively.

At March 31, 2013, the Company also had pre-tax unrealized losses of $23 million on $130 million of trust preferred securities issued by financial institutions, securities backed by trust preferred securities, and other debt securities (reflecting $1 million of unrealized losses on $7 million of securities using a Level 3 valuation). Pre-tax unrealized losses of $28 million existed on $130 million of such securities at December 31, 2012. After evaluating the expected repayment performance of those bonds the Company did not recognize any other-than-temporary impairment losses related to those securities during the quarter ended March 31, 2013.

As of March 31, 2013, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of the privately issued mortgage-backed securities and other securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of Notes to Financial Statements.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $272 million, or $2.11 per common share, at March 31, 2013, $277 million, or $2.16 per common share, at December 31, 2012, and $273 million, or $2.16 per common share, at March 31, 2012.

Cash dividends declared on M&T’s common stock during the quarter ended March 31, 2013 totaled $91 million, compared with $89 million and $90 million in the quarters ended March 31, 2012 and December 31, 2012, respectively, and represented a quarterly dividend payment of $.70 per common share in each of those three quarters.

Cash dividends declared on preferred stock were as follows:

	First Quarter 2013	First Quarter 2012	Fourth Quarter 2012
Series A	$2,875	2,875	2,875
Series C	1,894	1,894	1,894
Series D	8,594	8,594	8,594

Total	$13,363	13,363	13,363

The Company did not repurchase any shares of its common stock during 2012 or the first quarter of 2013.

Federal regulators generally require banking institutions to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. As of March 31, 2013, Tier 1 capital included trust preferred securities of $1.2 billion as described in note 5 of Notes to Financial Statements and total capital further included subordinated capital notes of $1.5 billion. Pursuant to the Dodd-Frank Act, trust preferred securities are being phased-out of the definition of Tier 1 capital of bank holding companies (with 25% expected to be phased out in 2013), however, rules for implementing that phase-out have not been finalized and, as a result, M&T included the full $1.2 billion of trust preferred securities in its Tier 1 regulatory capital as of March 31, 2013.

The regulatory capital ratios of the Company, M&T Bank and Wilmington Trust, N.A. as of March 31, 2013 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

March 31, 2013

	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
Tier 1 capital	10.62%	9.17%	68.66%
Total capital	13.81%	12.12%	69.54%
Tier 1 leverage	10.26%	8.92%	24.22%

Segment Information

As required by GAAP, the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 14 of Notes to Financial Statements.

The Business Banking segment recorded net income of $33 million in the first quarter of 2013, a decline of 8% from the $35 million earned in the first three months of 2012 and 10% below the $36 million recorded in 2012’s fourth quarter. The decline from the year-earlier quarter reflects lower net interest income of $7 million offset, in part, by a $2 million decrease in the provision for credit losses. The lower net interest income reflects a 39 basis point narrowing of the net interest margin on deposits, partially offset by an increase of $498 million in average outstanding deposit balances. As compared with the fourth quarter of 2012, lower net interest income of $9 million, predominantly due to a 26 basis point narrowing of the net interest margin on deposits and a $424 million decrease in average deposit balances, was the most significant contributor to the decline in the recent quarter’s net income.

Net income earned by the Commercial Banking segment totaled $107 million in the recent quarter, up 4% from the $103 million recorded in the first quarter of 2012, but down 7% from the $116 million earned in the immediately preceding quarter. The improved performance as compared with 2012’s first quarter was primarily due to higher net interest income of $8 million offset, in part, by a $3 million increase in the provision for credit losses. The rise in net interest income was largely attributable to higher average outstanding loan and deposit balances of $2.1 billion and $540 million, respectively, partially offset by a 15 basis point narrowing of the net interest margin on deposits. The main factor contributing to the decline in the recent quarter’s performance as compared with the final 2012 quarter was a decline in net interest income of $13 million. That decrease resulted from the narrowing of the net interest margin on deposits and loans of 15 basis points and 6 basis points, respectively, and lower average outstanding deposit balances of $539 million.

Net income contributed by the Commercial Real Estate segment was $77 million during the quarter ended March 31, 2013, compared with $69 million in the year-earlier quarter and $84 million in the fourth quarter of 2012. The 11% increase in the recent quarter’s net income as compared with the initial 2012 quarter reflects an $8 million rise in net interest income, mainly attributable to a 15 basis point widening of the net interest margin on loans and higher average outstanding loan balances of $720 million, and a $3 million decrease in the provision for credit losses. Contributing to the 9% decline in net income as compared with the final 2012 quarter was an increase in the provision for credit losses and lower mortgage banking revenues.

The Discretionary Portfolio segment earned net income of $2 million in the initial 2013 quarter, compared with net losses of $8 million and $5 million in the first and fourth quarters of 2012, respectively. Included in the results of each of those quarters were pre-tax other-than-temporary impairment charges (relating to certain privately issued CMOs) of $10 million in the recent quarter, $11 million in the year-earlier quarter and $14 million in the fourth quarter of 2012. The favorable performance in the recent quarter as compared with the year-earlier quarter was due to the following factors: a $7 million decrease in intersegment costs related to lower amounts of residential real estate loans being retained in portfolio rather than being sold; a $5 million rise in net interest income, resulting from growth in average outstanding loan balances of $2.3 billion offset, in part, by a 6 basis point narrowing of the net interest margin on loans; and a $5 million reduction in the provision for credit losses. The favorable performance in the recent quarter as compared with the fourth quarter of 2012 was predominantly due to a decrease in intersegment costs related to lower amounts of residential real estate loans being retained.

Net contribution from the Residential Mortgage Banking segment totaled $34 million in the recent quarter, improved from $24 million in the year-earlier quarter, but down from $41 million in the fourth quarter of 2012. As compared with the year-earlier quarter, a $17 million increase in revenues from residential mortgage origination and sales activities (including intersegment revenues), due to higher origination volumes and wider sales margins on loans originated for sale, and a $5 million increase in net interest income, largely from higher average outstanding loans of $625 million and a 39 basis point widening of the net interest margin on loans, were the main factors contributing to the improved results. Those factors were partially offset by increased personnel costs of $8 million. Contributing to the recent quarter decline as compared with 2012’s fourth quarter was a $19 million decrease in residential mortgage origination and sales revenues, reflecting lower origination volumes and narrower sales margins on loans originated for sale. That factor was offset, in part, by a $2 million increase in net interest income, resulting from a 46 basis point widening of the net interest margin on loans.

Net income recorded by the Retail Banking segment totaled $52 million, up 8% from $49 million in the three-month period ended March 31, 2012, but down 6% from $56 million in the fourth quarter of 2012. Factors contributing to the recent quarter’s improvement as compared with the first quarter of 2012 included a lower provision for credit losses of $7 million, lower personnel and advertising and promotion expenses of $4 million each, and decreases in other operating expenses. Partially offsetting those favorable factors was a $17 million decline in net interest income, which reflected a 27 basis point narrowing of the net interest margin on deposits, partially offset by higher average deposit balances outstanding of $1.0 billion. The recent quarter’s unfavorable performance as compared with the immediately preceding quarter was largely attributable to lower net interest income of $17 million, resulting from a 22 basis point narrowing of the net interest margin on deposits partially offset by higher average deposit balances of $669 million. Favorable factors partially offsetting the lower net interest income were a decline in the provision for credit losses of $6 million, lower professional service costs of $5 million and decreased advertising and promotion costs of $3 million.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related gains and expenses related to acquisitions of financial institutions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes the trust activities of the Company. The various components of the “All Other” category resulted in net losses totaling $31 million in each of the quarters ended March 31, 2013 and December 31, 2012 and $65 million in the first quarter of 2012. The improved performance in the recent quarter as compared with the year-earlier period was attributable to decreased FDIC assessments of $11 million, higher trust revenues of $5 million, and the impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. Partially offsetting those factors were higher personnel-related costs of $5 million. As compared with the fourth quarter of 2012, the recent quarter’s results included lower professional services costs of $22 million and costs associated with the impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. Partially offsetting those factors was a $35 million increase in personnel-related costs. The higher personnel costs in the recent quarter were largely related to seasonally higher stock-based compensation, payroll-related taxes, unemployment insurance and employer contributions for retirement savings plan benefits related to incentive compensation payments.

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

In December 2011, the FASB issued amended disclosure guidance relating to offsetting assets and liabilities. The amendments require disclosure of gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this guidance includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The new required disclosures should be applied retrospectively for all comparable periods presented. The Company’s disclosures relating to offsetting assets and liabilities can be found in notes 5 and 10 of Notes to the Financial Statements.

In June 2011, the FASB issued amended presentation guidance relating to comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity and now require the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The presentation guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and was to be applied retrospectively. The Company has complied with the new presentation guidance using separate but consecutive statements. In February 2013, the FASB again amended presentation guidance relating to comprehensive income to require disclosures of significant amounts reclassified out of accumulated other comprehensive income by component for reporting periods beginning after December 15, 2012. The Company’s disclosures relating to accumulated other comprehensive income can be found in note 9 of Notes to the Financial Statements.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2013	2012 Quarters
	First Quarter	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$736,425	751,860	751,385	744,031	720,800
Interest expense	73,925	77,931	82,129	89,403	93,706

Net interest income	662,500	673,929	669,256	654,628	627,094
Less: provision for credit losses	38,000	49,000	46,000	60,000	49,000
Other income	432,882	453,164	445,733	391,650	376,723
Less: other expense	635,596	626,146	616,027	627,392	639,695

Income before income taxes	421,786	451,947	452,962	358,886	315,122
Applicable income taxes	141,223	149,247	152,966	118,861	101,954
Taxable-equivalent adjustment	6,450	6,507	6,534	6,645	6,705

Net income	$274,113	296,193	293,462	233,380	206,463

Net income available to common shareholders-diluted	$255,096	276,605	273,896	214,716	188,241
Per common share data
Basic earnings	$2.00	2.18	2.18	1.71	1.50
Diluted earnings	1.98	2.16	2.17	1.71	1.50
Cash dividends	$.70	.70	.70	.70	.70
Average common shares outstanding
Basic	127,669	126,918	125,819	125,488	125,220
Diluted	128,636	127,800	126,292	125,897	125,616

Performance ratios, annualized
Return on
Average assets	1.36%	1.45%	1.45%	1.17%	1.06%
Average common shareholders’ equity	11.10%	12.10%	12.40%	10.12%	9.04%
Net interest margin on average earning assets (taxable-equivalent basis)	3.71%	3.74%	3.77%	3.74%	3.69%
Nonaccrual loans to total loans and leases, net of unearned discount	1.60%	1.52%	1.44%	1.54%	1.75%

Net operating (tangible) results (a)
Net operating income (in thousands)	$285,136	304,657	302,060	247,433	218,360
Diluted net operating income per common share	2.06	2.23	2.24	1.82	1.59
Annualized return on
Average tangible assets	1.48%	1.56%	1.56%	1.30%	1.18%
Average tangible common shareholders’ equity	18.71%	20.46%	21.53%	18.54%	16.79%
Efficiency ratio (b)	55.88%	53.63%	53.73%	56.86%	61.09%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$81,913	81,366	80,432	80,087	78,026
Total tangible assets (c)	78,311	77,755	76,810	76,455	74,381
Earning assets	72,339	71,679	70,662	70,450	68,388
Investment securities	5,803	6,295	6,811	7,271	7,507
Loans and leases, net of unearned discount	65,852	65,011	63,455	61,826	60,484
Deposits	64,540	64,269	62,743	61,530	59,291
Common shareholders’ equity (c)	9,448	9,233	8,919	8,668	8,510
Tangible common shareholders’ equity (c)	5,846	5,622	5,297	5,036	4,865

At end of quarter
Total assets (c)	$82,812	83,009	81,085	80,808	79,187
Total tangible assets (c)	79,215	79,402	77,469	77,181	75,548
Earning assets	73,543	72,859	71,220	71,065	69,490
Investment securities	5,661	6,074	6,624	7,057	7,195
Loans and leases, net of unearned discount	65,924	66,571	64,112	62,851	60,922
Deposits	65,090	65,611	64,007	62,549	60,913
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	9,545	9,327	9,071	8,758	8,559
Tangible common shareholders’ equity (c)	5,948	5,720	5,455	5,131	4,920
Equity per common share	73.99	72.73	71.17	69.15	67.64
Tangible equity per common share	46.11	44.61	42.80	40.52	38.89

Market price per common share
High	$105.90	105.33	95.98	88.00	87.37
Low	99.59	95.02	82.29	76.92	76.82
Closing	103.16	98.47	95.16	82.57	86.88

(a)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 2.
(b)	Excludes impact of merger-related gains and expenses and net securities transactions.
(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2013	2012 Quarters
	First Quarter	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$274,113	296,193	293,462	233,380	206,463
Amortization of core deposit and other intangible assets (a)	8,148	8,464	8,598	9,709	10,240
Merger-related expenses (a)	2,875	—	—	4,344	1,657

Net operating income	$285,136	304,657	302,060	247,433	218,360

Earnings per common share
Diluted earnings per common share	$1.98	2.16	2.17	1.71	1.50
Amortization of core deposit and other intangible assets (a)	.06	.07	.07	.08	.08
Merger-related expenses (a)	.02	—	—	.03	.01

Diluted net operating earnings per common share	$2.06	2.23	2.24	1.82	1.59

Other expense
Other expense	$635,596	626,146	616,027	627,392	639,695
Amortization of core deposit and other intangible assets	(13,343)	(13,865)	(14,085)	(15,907)	(16,774)
Merger-related expenses	(4,732)	—	—	(7,151)	(2,728)

Noninterest operating expense	$617,521	612,281	601,942	604,334	620,193

Merger-related expenses
Salaries and employee benefits	$536	—	—	3,024	1,973
Equipment and net occupancy	201	—	—	—	15
Printing, postage and supplies	827	—	—	—	—
Other costs of operations	3,168	—	—	4,127	740

Total	$4,732	—	—	7,151	2,728

Efficiency ratio
Noninterest operating expense (numerator)	$617,521	612,281	601,942	604,334	620,193

Taxable-equivalent net interest income	662,500	673,929	669,256	654,628	627,094
Other income	432,882	453,164	445,733	391,650	376,723
Less: Gain (loss) on bank investment securities	—	—	372	(408)	45
Net OTTI losses recognized in earnings	(9,800)	(14,491)	(5,672)	(16,173)	(11,486)

Denominator	$1,105,182	1,141,584	1,120,289	1,062,859	1,015,258

Efficiency ratio	55.88%	53.63%	53.73%	56.86%	61.09%

Balance sheet data
In millions
Average assets
Average assets	$81,913	81,366	80,432	80,087	78,026
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(109)	(122)	(136)	(151)	(168)
Deferred taxes	32	36	39	44	48

Average tangible assets	$78,311	77,755	76,810	76,455	74,381

Average common equity
Average total equity	$10,322	10,105	9,789	9,536	9,376
Preferred stock	(874)	(872)	(870)	(868)	(866)

Average common equity	9,448	9,233	8,919	8,668	8,510

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(109)	(122)	(136)	(151)	(168)
Deferred taxes	32	36	39	44	48

Average tangible common equity	$5,846	5,622	5,297	5,036	4,865

At end of quarter
Total assets
Total assets	$82,812	83,009	81,085	80,808	79,187
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(102)	(116)	(129)	(143)	(160)
Deferred taxes	30	34	38	41	46

Total tangible assets	$79,215	79,402	77,469	77,181	75,548

Total common equity
Total equity	$10,423	10,203	9,945	9,630	9,429
Preferred stock	(875)	(873)	(870)	(868)	(867)
Undeclared dividends—cumulative preferred stock	(3)	(3)	(4)	(4)	(3)

Common equity, net of undeclared cumulative preferred dividends	9,545	9,327	9,071	8,758	8,559

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(102)	(116)	(129)	(143)	(160)
Deferred taxes	30	34	38	41	46

Total tangible common equity	$5,948	5,720	5,455	5,131	4,920

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2013 First Quarter			2012 Fourth Quarter			2012 Third Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$17,328	$156,204	3.66%	16,995	157,414	3.68%	16,504	154,840	3.73%
Real estate—commercial	25,915	285,886	4.41	25,332	291,267	4.50	24,995	288,193	4.61
Real estate—consumer	11,142	113,939	4.09	11,087	113,698	4.10	10,296	110,346	4.29
Consumer	11,467	131,811	4.66	11,597	136,615	4.69	11,660	139,524	4.76

Total loans and leases, net	65,852	687,840	4.24	65,011	698,994	4.28	63,455	692,903	4.34

Interest-bearing deposits at banks	527	267	.21	273	102	.15	298	139	.18
Federal funds sold and agreements to resell securities	81	26	.13	3	4	.57	4	6	.55
Trading account	76	682	3.60	97	351	1.45	94	265	1.13
Investment securities**
U.S. Treasury and federal agencies	3,623	28,869	3.23	4,042	32,265	3.18	4,468	36,412	3.24
Obligations of states and political subdivisions	200	2,573	5.21	210	2,695	5.11	222	2,899	5.20
Other	1,980	16,168	3.31	2,043	17,449	3.40	2,121	18,761	3.52

Total investment securities	5,803	47,610	3.33	6,295	52,409	3.31	6,811	58,072	3.39

Total earning assets	72,339	736,425	4.13	71,679	751,860	4.17	70,662	751,385	4.23

Allowance for credit losses	(932)			(931)			(924)
Cash and due from banks	1,403			1,460			1,419
Other assets	9,103			9,158			9,275

Total assets	$81,913			81,366			80,432

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$893	322	.15	881	309	.14	875	327	.15
Savings deposits	35,394	14,037	.16	34,587	16,378	.19	33,298	16,510	.20
Time deposits	4,438	8,196	.75	4,727	9,396	.79	5,164	10,843	.84
Deposits at Cayman Islands office	859	388	.18	763	349	.18	702	336	.19

Total interest-bearing deposits	41,584	22,943	.22	40,958	26,432	.26	40,039	28,016	.28

Short-term borrowings	637	231	.15	677	270	.16	976	365	.15
Long-term borrowings	4,688	50,751	4.39	4,510	51,229	4.52	5,006	53,748	4.27

Total interest-bearing liabilities	46,909	73,925	.64	46,145	77,931	.67	46,021	82,129	.71

Noninterest-bearing deposits	22,956			23,311			22,704
Other liabilities	1,726			1,805			1,918

Total liabilities	71,591			71,261			70,643

Shareholders’ equity	10,322			10,105			9,789

Total liabilities and shareholders’ equity	$81,913			81,366			80,432

Net interest spread			3.49			3.50			3.52
Contribution of interest-free funds			.22			.24			.25

Net interest income/margin on earning assets		$662,500	3.71%		673,929	3.74%		669,256	3.77%

(continued)

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2012 Second Quarter			2012 First Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$16,104	$149,107	3.72%	15,732	145,134	3.71%
Real estate—commercial	24,737	287,724	4.65	24,559	271,539	4.42
Real estate—consumer	9,216	102,164	4.43	8,286	95,308	4.60
Consumer	11,769	141,031	4.82	11,907	142,083	4.80

Total loans and leases, net	61,826	680,026	4.42	60,484	654,064	4.35

Interest-bearing deposits at banks	1,247	767	.25	301	213	.28
Federal funds sold and agreements to resell securities	6	8	.56	3	3	.50
Trading account	100	411	1.64	93	367	1.57
Investment securities**
U.S. Treasury and federal agencies	4,770	40,202	3.39	4,877	41,621	3.43
Obligations of states and political subdivisions	222	2,979	5.40	226	3,065	5.45
Other	2,279	19,638	3.47	2,404	21,467	3.59

Total investment securities	7,271	62,819	3.47	7,507	66,153	3.54

Total earning assets	70,450	744,031	4.25	68,388	720,800	4.24

Allowance for credit losses	(918)			(916)
Cash and due from banks	1,350			1,304
Other assets	9,205			9,250

Total assets	$80,087			78,026

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$841	424	.20	827	283	.14
Savings deposits	33,286	16,940	.20	32,410	18,183	.23
Time deposits	5,545	12,354	.90	5,960	13,509	.91
Deposits at Cayman Islands office	457	232	.20	496	213	.17

Total interest-bearing deposits	40,129	29,950	.30	39,693	32,188	.33

Short-term borrowings	875	348	.16	828	303	.15
Long-term borrowings	6,102	59,105	3.90	6,507	61,215	3.78

Total interest-bearing liabilities	47,106	89,403	.76	47,028	93,706	.80

Noninterest-bearing deposits	21,401			19,598
Other liabilities	2,044			2,024

Total liabilities	70,551			68,650

Shareholders’ equity	9,536			9,376

Total liabilities and shareholders’ equity	$80,087			78,026

Net interest spread			3.49			3.44
Contribution of interest-free funds			.25			.25

Net interest income/margin on earning assets		$654,628	3.74%		627,094	3.69%

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of March 31, 2013.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)–(b) Not applicable.

(c)

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
January 1 – January 31, 2013	175,862	$103.21	—	2,181,500
February 1 – February 28, 2013	1,560	104.75	—	2,181,500
March 1 – March 31, 2013	156	104.83	—	2,181,500

Total	177,578	$103.22	—

(1)	The total number of shares purchased during the periods indicated reflects shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.
(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

2.1	Amendment No. 1, dated as of April 13, 2013, to Agreement and Plan of Merger, dated as of August 27, 2012, by and among M&T Bank Corporation, Hudson City Bancorp., Inc. and Wilmington Trust Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K dated April 13, 2013 (File No. 1-9861).

3.1	Certificate of Amendment to Restated Certificate of Incorporation of M&T Bank Corporation, dated April 19, 2013. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated April 22, 2013 (File No. 1-9861).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: May 9, 2013	By:	/s/ René F. Jones
René F. Jones
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

2.1

Amendment No. 1, dated as of April 13, 2013, to Agreement and Plan of Merger, dated as of August 27, 2012, by and among M&T Bank Corporation, Hudson City Bancorp., Inc. and Wilmington Trust Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K dated April 13, 2013 (File No. 1-9861).

3.1

Certificate of Amendment to Restated Certificate of Incorporation of M&T Bank Corporation, dated April 19, 2013. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated April 22, 2013 (File No. 1-9861).

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