Form 10-Q
period 2013-06-30
M&T BANK CORP
filed 2013-08-08
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on July 31, 2013: 130,037,423 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		June 30,	December 31,
Dollars in thousands, except per share		2013	2012
Assets
	Cash and due from banks	$1,350,015	1,983,615
	Interest-bearing deposits at banks	2,555,354	129,945
	Federal funds sold	124,487	3,000
	Trading account	378,235	488,966
	Investment securities (includes pledged securities that can be sold or repledged of $1,724,073 at June 30, 2013; $1,801,842 at December 31, 2012)
	Available for sale (cost: $2,985,526 at June 30, 2013; $4,643,070 at December 31, 2012)	3,085,086	4,739,437
	Held to maturity (fair value: $1,737,578 at June 30, 2013; $976,883 at December 31, 2012)	1,819,691	1,032,276
	Other (fair value: $305,749 at June 30, 2013; $302,648 at December 31, 2012)	305,749	302,648

	Total investment securities	5,210,526	6,074,361

	Loans and leases	66,197,178	66,790,186
	Unearned discount	(225,312)	(219,229)

	Loans and leases, net of unearned discount	65,971,866	66,570,957
	Allowance for credit losses	(927,065)	(925,860)

	Loans and leases, net	65,044,801	65,645,097

	Premises and equipment	595,536	594,652
	Goodwill	3,524,625	3,524,625
	Core deposit and other intangible assets	89,918	115,763
	Accrued interest and other assets	4,355,508	4,448,779

	Total assets	$83,229,005	83,008,803

Liabilities
	Noninterest-bearing deposits	$24,074,815	24,240,802
	NOW accounts	1,791,995	1,979,619
	Savings deposits	35,455,693	33,783,947
	Time deposits	4,054,524	4,562,366
	Deposits at Cayman Islands office	284,443	1,044,519

	Total deposits	65,661,470	65,611,253

	Federal funds purchased and agreements to repurchase securities	307,740	1,074,482
	Accrued interest and other liabilities	1,421,067	1,512,717
	Long-term borrowings	5,122,398	4,607,758

	Total liabilities	72,512,675	72,806,210

Shareholders’ equity	Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 381,500 shares at June 30, 2013 and December 31, 2012; Liquidation preference of $10,000 per share: 50,000 shares at June 30, 2013 and December 31, 2012	876,796	872,500
	Common stock, $.50 par, 250,000,000 shares authorized, 129,416,718 shares issued at June 30, 2013; 128,176,912 shares issued at December 31, 2012	64,709	64,088
	Common stock issuable, 46,813 shares at June 30, 2013; 57,409 shares at December 31, 2012	2,860	3,473
	Additional paid-in capital	3,112,666	3,025,520
	Retained earnings	6,887,070	6,477,276
	Accumulated other comprehensive income (loss), net	(227,771)	(240,264)

	Total shareholders’ equity	10,716,330	10,202,593

	Total liabilities and shareholders’ equity	$83,229,005	83,008,803

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended June 30		Six months ended June 30
In thousands, except per share		2013	2012	2013	2012
Interest income	Loans and leases, including fees	$705,395	674,549	$1,387,850	1,323,063
	Deposits at banks	1,455	767	1,722	980
	Federal funds sold	45	8	62	11
	Agreements to resell securities	1	—	10	—
	Trading account	241	318	879	635
	Investment securities
	Fully taxable	41,293	59,724	86,053	122,688
	Exempt from federal taxes	1,777	2,020	3,606	4,104

	Total interest income	750,207	737,386	1,480,182	1,451,481

Interest expense	NOW accounts	321	424	643	707
	Savings deposits	13,790	16,940	27,827	35,123
	Time deposits	7,484	12,354	15,680	25,863
	Deposits at Cayman Islands office	200	232	588	445
	Short-term borrowings	96	348	327	651
	Long-term borrowings	50,729	59,105	101,480	120,320

	Total interest expense	72,620	89,403	146,545	183,109

	Net interest income	677,587	647,983	1,333,637	1,268,372
	Provision for credit losses	57,000	60,000	95,000	109,000

	Net interest income after provision for credit losses	620,587	587,983	1,238,637	1,159,372

Other income	Mortgage banking revenues	91,262	69,514	184,365	125,706
	Service charges on deposit accounts	111,717	110,982	222,666	219,871
	Trust income	124,728	122,275	246,331	239,228
	Brokerage services income	17,258	16,172	32,969	30,073
	Trading account and foreign exchange gains	9,224	6,238	18,151	16,809
	Gain (loss) on bank investment securities	56,457	(408)	56,457	(363)
	Total other-than-temporary impairment (“OTTI”) losses	—	(4,072)	(1,884)	(24,112)
	Portion of OTTI losses recognized in other comprehensive income (before taxes)	—	(12,101)	(7,916)	(3,547)

	Net OTTI losses recognized in earnings	—	(16,173)	(9,800)	(27,659)

	Equity in earnings of Bayview Lending Group LLC	(2,453)	(6,635)	(6,109)	(11,387)
	Other revenues from operations	100,496	89,685	196,541	176,095

	Total other income	508,689	391,650	941,571	768,373

Other expense	Salaries and employee benefits	323,136	323,686	679,687	669,784
	Equipment and net occupancy	64,278	65,376	129,437	130,419
	Printing, postage and supplies	10,298	11,368	20,997	23,240
	Amortization of core deposit and other intangible assets	12,502	15,907	25,845	32,681
	FDIC assessments	17,695	24,962	37,133	53,911
	Other costs of operations	170,682	186,093	341,088	357,052

	Total other expense	598,591	627,392	1,234,187	1,267,087

	Income before taxes	530,685	352,241	946,021	660,658
	Income taxes	182,219	118,861	323,442	220,815

	Net income	$348,466	233,380	$622,579	439,843

	Net income available to common shareholders
	Basic	$328,538	214,709	$583,597	402,947
	Diluted	328,557	214,716	583,633	402,958
	Net income per common share
	Basic	$2.56	1.71	$4.56	3.21
	Diluted	2.55	1.71	4.53	3.20
	Cash dividends per common share	$.70	.70	$1.40	1.40
	Average common shares outstanding
	Basic	128,252	125,488	127,962	125,354
	Diluted	129,017	125,897	128,828	125,756

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30		Six months ended June 30
In thousands	2013	2012	2013	2012
Net income	$348,466	233,380	$622,579	439,843
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(6,722)	49,289	3,357	69,371
Reclassification to income for amortization of gains on terminated cash flow hedges	—	(42)	—	(112)
Foreign currency translation adjustment	(114)	(533)	(1,046)	(131)
Defined benefit plans liability adjustment	5,018	4,695	10,182	9,464

Total other comprehensive income	(1,818)	53,409	12,493	78,592

Total comprehensive income	$346,648	286,789	$635,072	518,435

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Six months ended June 30
In thousands		2013	2012
Cash flows from operating activities	Net income	$622,579	439,843
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	95,000	109,000
	Depreciation and amortization of premises and equipment	43,354	41,762
	Amortization of capitalized servicing rights	30,653	28,773
	Amortization of core deposit and other intangible assets	25,845	32,681
	Provision for deferred income taxes	30,373	12,064
	Asset write-downs	15,043	39,676
	Net gain on sales of assets	(59,134)	(3,786)
	Net change in accrued interest receivable, payable	(1,131)	1,731
	Net change in other accrued income and expense	20,336	(35,590)
	Net change in loans originated for sale	(220,784)	(33,964)
	Net change in trading account assets and liabilities	14,362	12,438

	Net cash provided by operating activities	616,496	644,628

Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	1,081,496	48,873
	Other	5,439	45,374
	Proceeds from maturities of investment securities
	Available for sale	652,074	741,571
	Held to maturity	141,255	157,849
	Purchases of investment securities
	Available for sale	(39,411)	(19,808)
	Held to maturity	(11,252)	(269,854)
	Other	(8,540)	(13,269)
	Net increase in loans and leases	(228,853)	(2,805,640)
	Net increase in interest-bearing deposits at banks	(2,425,409)	(914,757)
	Other investments, net	(3,936)	(5,436)
	Capital expenditures, net	(43,663)	(46,892)
	Proceeds from sales of real estate acquired in settlement of loans	35,456	64,735
	Other, net	53,842	(38,849)

	Net cash used by investing activities	(791,502)	(3,056,103)

Cash flows from financing activities	Net increase in deposits	54,101	3,162,352
	Net increase (decrease) in short-term borrowings	(766,742)	193,515
	Proceeds from long-term borrowings	799,760	—
	Payments on long-term borrowings	(257,178)	(1,006,539)
	Dividends paid - common	(181,842)	(179,446)
	Dividends paid - preferred	(26,725)	(26,725)
	Other, net	41,519	238,752

	Net cash provided (used) by financing activities	(337,107)	2,381,909

	Net decrease in cash and cash equivalents	(512,113)	(29,566)
	Cash and cash equivalents at beginning of period	1,986,615	1,452,397

	Cash and cash equivalents at end of period	$1,474,502	1,422,831

Supplemental disclosure of cash flow information	Interest received during the period	$1,459,142	1,457,310
	Interest paid during the period	151,737	192,666
	Income taxes paid during the period	226,406	204,249
Supplemental schedule of noncash investing and financing activities	Securitization of residential mortgage loans allocated to
	Held to maturity investment securities	$917,045	—
	Capitalized servicing rights	8,907	—
	Real estate acquired in settlement of loans	15,502	26,623

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

In thousands, except per share	Preferred stock	Common stock	Common stock issuable	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total
2012
Balance - January 1, 2012	$864,585	62,842	4,072	2,828,986	5,867,165	(356,441)	9,271,209
Total comprehensive income	—	—	—	—	439,843	78,592	518,435
Preferred stock cash dividends	—	—	—	—	(26,725)	—	(26,725)
Amortization of preferred stock discount	3,848	—	—	—	(3,848)	—	—
Stock-based compensation plans:
Compensation expense, net	—	216	—	18,289	—	—	18,505
Exercises of stock options, net	—	227	—	24,912	—	—	25,139
Directors’ stock plan	—	4	—	764	—	—	768
Deferred compensation plans, net, including dividend equivalents	—	5	(643)	549	(80)	—	(169)
Other	—	—	—	1,016	—	—	1,016
Common stock cash dividends - $1.40 per share	—	—	—	—	(178,271)	—	(178,271)

Balance - June 30, 2012	$868,433	63,294	3,429	2,874,516	6,098,084	(277,849)	9,629,907

2013
Balance - January 1, 2013	$872,500	64,088	3,473	3,025,520	6,477,276	(240,264)	10,202,593
Total comprehensive income	—	—	—	—	622,579	12,493	635,072
Preferred stock cash dividends	—	—	—	—	(26,725)	—	(26,725)
Amortization of preferred stock discount	4,296	—	—	—	(4,296)	—	—
Exercise of 407,542 Series C stock warrants into 186,589 shares of common stock	—	93	—	(93)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	153	—	21,056	—	—	21,209
Exercises of stock options, net	—	366	—	63,505	—	—	63,871
Directors’ stock plan	—	4	—	793	—	—	797
Deferred compensation plans, net, including dividend equivalents	—	5	(613)	564	(66)	—	(110)
Other	—	—	—	1,321	—	—	1,321
Common stock cash dividends - $1.40 per share	—	—	—	—	(181,698)	—	(181,698)

Balance - June 30, 2013	$876,796	64,709	2,860	3,112,666	6,887,070	(227,771)	10,716,330

NOTES TO FINANCIAL STATEMENTS

1.	Significant accounting policies

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

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City would be acquired by M&T. Pursuant to the terms of the agreement, Hudson City shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). As of June 30, 2013, total consideration to be paid was valued at approximately $4.7 billion. At June 30, 2013, Hudson City had $39.7 billion of assets, including $25.3 billion of loans and $10.6 billion of investment securities, and $35.0 billion of liabilities, including $22.6 billion of deposits. The merger has received the approval of the common shareholders of M&T and Hudson City. However, the merger is subject to a number of other conditions, including regulatory approvals.

On April 12, 2013, M&T announced that additional time would be required to obtain a regulatory determination on the applications for the proposed merger with Hudson City. M&T learned that the Federal Reserve Bank of New York (“Federal Reserve Bank”) identified certain concerns with the Company’s procedures, systems and processes related to the Company’s Bank Secrecy Act and anti-money-laundering compliance program. On June 17, 2013, M&T and Manufacturers and Traders Trust Company (“M&T Bank”), M&T’s principal banking subsidiary, entered into a written agreement with the Federal Reserve Bank. Under the terms of the agreement, M&T and M&T Bank are required to submit to the Federal Reserve Bank a revised compliance risk management program designed to ensure compliance with anti-money-laundering laws and regulations and to take certain other steps to enhance their compliance practices. M&T has commenced a major initiative, including the hiring of outside consulting firms, intended to fully address the Federal Reserve Bank’s concerns. In view of the potential timeframe required to implement this initiative, demonstrate its efficacy to the satisfaction of the Federal Reserve Bank and otherwise meet any other regulatory requirements that may be imposed in connection with these matters, M&T and Hudson City extended the date after which either party may elect to terminate the merger agreement if the merger has not yet been completed from August 27, 2013 to January 31, 2014. There can be no assurances that the merger will be completed by that date.

In connection with the pending acquisition, the Company incurred merger-related expenses related to preparing for systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with planning for the conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; travel costs; and printing, postage, supplies and other costs of planning for the transaction and commencing operations in new markets and offices.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.	Acquisitions, continued

A summary of merger-related expenses in 2013 associated with the pending Hudson City acquisition and in 2012 associated with the May 16, 2011 acquisition of Wilmington Trust Corporation (“Wilmington Trust”) included in the consolidated statement of income follows:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Salaries and employee benefits	$300	3,024	$836	4,997
Equipment and net occupancy	489	—	690	15
Printing, postage and supplies	998	—	1,825	—
Other costs of operations	5,845	4,127	9,013	4,867

	$7,632	7,151	$12,364	9,879

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
June 30, 2013
Investment securities available for sale:
U.S. Treasury and federal agencies	$37,486	622	—	$38,108
Obligations of states and political subdivisions	18,874	364	7	19,231
Mortgage-backed securities:
Government issued or guaranteed	2,612,466	83,452	1,025	2,694,893
Privately issued	4,771	525	24	5,272
Collateralized debt obligations	42,911	18,140	1,135	59,916
Other debt securities	136,841	1,760	20,650	117,951
Equity securities	132,177	18,230	692	149,715

	2,985,526	123,093	23,533	3,085,086

Investment securities held to maturity:
Obligations of states and political subdivisions	177,824	4,355	73	182,106
Mortgage-backed securities:
Government issued or guaranteed	1,401,569	12,517	30,841	1,383,245
Privately issued	230,625	22	68,093	162,554
Other debt securities	9,673	—	—	9,673

	1,819,691	16,894	99,007	1,737,578

Other securities	305,749	—	—	305,749

Total	$5,110,966	139,987	122,540	$5,128,413

December 31, 2012
Investment securities available for sale:
U.S. Treasury and federal agencies	$38,422	922	—	$39,344
Obligations of states and political subdivisions	20,375	534	8	20,901
Mortgage-backed securities:
Government issued or guaranteed	3,163,210	208,060	229	3,371,041
Privately issued	1,142,287	7,272	125,673	1,023,886
Collateralized debt obligations	43,228	19,663	1,022	61,869
Other debt securities	136,603	2,247	26,900	111,950
Equity securities	98,945	14,921	3,420	110,446

	4,643,070	253,619	157,252	4,739,437

Investment securities held to maturity:
Obligations of states and political subdivisions	182,103	7,647	27	189,723
Mortgage-backed securities:
Government issued or guaranteed	597,340	31,727	—	629,067
Privately issued	242,378	160	94,900	147,638
Other debt securities	10,455	—	—	10,455

	1,032,276	39,534	94,927	976,883

Other securities	302,648	—	—	302,648

Total	$5,977,994	293,153	252,179	$6,018,968

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

Gross realized gains on investment securities were $116 million for the three-month and six-month periods ended June 30, 2013. During the second quarter of 2013, the Company sold its holdings of Visa Class B shares for a gain of approximately $90 million and its holdings of MasterCard Class B shares for a gain of $13 million. Gross realized losses on investment securities were $60 million for the three-month and six-month periods ended June 30, 2013. During the second quarter of 2013, the Company sold substantially all of its privately issued mortgage-backed securities held in the available-for-sale investment securities portfolio. In total, $1.0 billion of such securities were sold for a net loss of approximately $46 million. Gross realized gains and losses from sales of investment securities were not significant for the three-month and six-month periods ended June 30, 2012.

The Company recognized $10 million of pre-tax other-than-temporary impairment (“OTTI”) losses during the six months ended June 30, 2013 and $16 million and $28 million during the three months and six months ended June 30, 2012, respectively, related to privately issued mortgage-backed securities. There were no other-than-temporary impairment losses during the second quarter of 2013. The impairment charges were recognized in light of deterioration of real estate values and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. The OTTI losses represented management’s estimate of credit losses inherent in the debt securities considering projected cash flows using assumptions for delinquency rates, loss severities, and other estimates of future collateral performance.

Changes in credit losses associated with debt securities for which OTTI losses have been recognized in earnings for the three months and six months ended June 30, 2013 and 2012 follows:

	Three months ended June 30
	2013	2012
	(in thousands)
Beginning balance	$187,114	267,473
Additions for credit losses not previously recognized	—	16,173
Reductions for realized losses	(186,320)	(19,449)

Ending balance	$794	264,197

	Six months ended June 30
	2013	2012
	(in thousands)
Beginning balance	$197,809	285,399
Additions for credit losses not previously recognized	9,800	27,659
Reductions for realized losses	(206,815)	(48,861)

Ending balance	$794	264,197

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

At June 30, 2013, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized cost	Estimated fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$25,043	25,170
Due after one year through five years	21,020	21,951
Due after five years through ten years	8,772	9,189
Due after ten years	181,277	178,896

	236,112	235,206
Mortgage-backed securities available for sale	2,617,237	2,700,165

	$2,853,349	2,935,371

Debt securities held to maturity:
Due in one year or less	$24,360	24,490
Due after one year through five years	61,785	63,641
Due after five years through ten years	91,679	93,975
Due after ten years	9,673	9,673

	187,497	191,779
Mortgage-backed securities held to maturity	1,632,194	1,545,799

	$1,819,691	1,737,578

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

A summary of investment securities that as of June 30, 2013 and December 31, 2012 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
June 30, 2013
Investment securities available for sale:
Obligations of states and political subdivisions	$—	—	676	(7)
Mortgage-backed securities:
Government issued or guaranteed	199,273	(886)	7,012	(139)
Privately issued	326	(17)	124	(7)
Collateralized debt obligations	—	—	5,955	(1,135)
Other debt securities	4,804	(18)	102,116	(20,632)
Equity securities	2,450	(692)	—	—

	206,853	(1,613)	115,883	(21,920)

Investment securities held to maturity:
Obligations of states and political subdivisions	11,734	(54)	1,558	(19)
Mortgage-backed securities:
Government issued or guaranteed	1,080,577	(30,841)	—	—
Privately issued	—	—	162,395	(68,093)

	1,092,311	(30,895)	163,953	(68,112)

Total	$1,299,164	(32,508)	279,836	(90,032)

December 31, 2012
Investment securities available for sale:
Obligations of states and political subdivisions	$166	(1)	683	(7)
Mortgage-backed securities:
Government issued or guaranteed	12,107	(65)	8,804	(164)
Privately issued	121,487	(692)	774,328	(124,981)
Collateralized debt obligations	—	—	6,043	(1,022)
Other debt securities	—	—	95,685	(26,900)
Equity securities	5,535	(1,295)	2,956	(2,125)

	139,295	(2,053)	888,499	(155,199)

Investment securities held to maturity:
Obligations of states and political subdivisions	1,026	(5)	3,558	(22)
Privately issued mortgage-backed securities	—	—	147,273	(94,900)

	1,026	(5)	150,831	(94,922)

Total	$140,321	(2,058)	1,039,330	(250,121)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

The Company owned 278 individual investment securities with aggregate gross unrealized losses of $123 million at June 30, 2013. Approximately $68 million of the unrealized losses pertained to privately issued mortgage-backed securities with a cost basis of $231 million. The Company also had $22 million of unrealized losses on trust preferred securities issued by financial institutions and securities backed by trust preferred securities having a cost basis of $135 million. Based on a review of each of the remaining securities in the investment securities portfolio at June 30, 2013 the Company concluded that it expected to recover the amortized cost basis of its investment. As of June 30, 2013, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities. At June 30, 2013, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $306 million of cost method investment securities.

4.	Loans and leases and the allowance for credit losses

The outstanding principal balance and the carrying amount of acquired loans that were recorded at fair value at the acquisition date that is included in the consolidated balance sheet is as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)
Outstanding principal balance	$5,690,165	6,705,120
Carrying amount:
Commercial, financial, leasing, etc.	752,761	928,107
Commercial real estate	2,102,757	2,567,050
Residential real estate	641,734	707,309
Consumer	1,417,358	1,637,887

	$4,914,610	5,840,353

Purchased impaired loans included in the table above totaled $395 million at June 30, 2013 and $447 million at December 31, 2012, representing less than 1% of the Company’s assets as of each date. A summary of changes in the accretable yield for acquired loans for the three months and six months ended June 30, 2013 and 2012 follows:

	Three months ended June 30
	2013		2012
	Purchased impaired	Other acquired	Purchased impaired	Other acquired
	(in thousands)
Balance at beginning of period	$33,728	577,609	$22,565	747,466
Interest income	(9,747)	(67,539)	(9,621)	(80,249)
Reclassifications from (to) nonaccretable balance, net	31,168	111,702	42,655	97,165
Other (a)	—	321	—	(31,221)

Balance at end of period	$55,149	622,093	$55,599	733,161

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

	Six months ended June 30
	2013		2012
	Purchased	Other	Purchased	Other
	impaired	acquired	impaired	acquired
	(in thousands)
Balance at beginning of period	$42,252	638,272	$30,805	807,960
Interest income	(18,451)	(129,286)	(17,285)	(153,972)
Reclassifications from (to) nonaccretable balance, net	31,348	122,519	42,079	98,165
Other (a)	—	(9,412)	—	(18,992)

Balance at end of period	$55,149	622,093	$55,599	733,161

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

A summary of current, past due and nonaccrual loans as of June 30, 2013 and December 31, 2012 were as follows:

	Current	30-89 Days past due	90 Days or more past due and accruing		Purchased impaired (b)	Nonaccrual	Total
			Non- acquired	Acquired (a)
	(in thousands)
June 30, 2013
Commercial, financial, leasing, etc.	$17,803,206	41,516	5,701	9,902	16,734	144,753	$18,021,812
Real estate:
Commercial	21,646,755	132,454	14,397	43,916	110,026	197,987	22,145,535
Residential builder and developer	796,756	15,226	3,291	11,343	151,369	132,621	1,110,606
Other commercial construction	2,709,159	17,789	79	16,339	78,373	38,514	2,860,253
Residential	9,039,263	298,767	312,703	46,900	35,534	254,033	9,987,200
Residential Alt-A	305,693	21,464	—	—	—	85,392	412,549
Consumer:
Home equity lines and loans	6,039,668	33,205	—	26,615	2,661	70,488	6,172,637
Automobile	2,467,882	32,752	—	168	—	20,533	2,521,335
Other	2,678,668	35,887	4,296	503	—	20,585	2,739,939

Total	$63,487,050	629,060	340,467	155,686	394,697	964,906	$65,971,866

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

	Current	30-89 Days past due	90 Days or more past due and accruing		Purchased impaired (b)	Nonaccrual	Total
			Non- acquired	Acquired (a)
	(in thousands)
December 31, 2012
Commercial, financial, leasing, etc.	$17,511,052	62,479	23,490	10,587	17,437	151,908	$17,776,953
Real estate:
Commercial	21,759,997	118,249	13,111	54,995	132,962	193,859	22,273,173
Residential builder and developer	757,311	35,419	3,258	23,909	187,764	181,865	1,189,526
Other commercial construction	2,379,953	35,274	509	9,572	68,971	36,812	2,531,091
Residential	9,811,956	337,969	313,184	45,124	36,769	249,314	10,794,316
Residential Alt-A	331,021	19,692	—	—	—	95,808	446,521
Consumer:
Home equity lines and loans	6,199,591	40,759	—	20,318	3,211	58,071	6,321,950
Automobile	2,442,502	40,461	—	251	—	25,107	2,508,321
Other	2,661,432	40,599	4,845	1,798	—	20,432	2,729,106

Total	$63,854,815	730,901	358,397	166,554	447,114	1,013,176	$66,570,957

(a)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(b)	Accruing loans that were impaired at acquisition date and were recorded at fair value.

One-to-four family residential mortgage loans originated for sale were $809 million and $1.2 billion at June 30, 2013 and December 31, 2012, respectively. Additionally, approximately $1.0 billion of one-to-four family residential mortgage loans in the Company’s loan portfolio at June 30, 2013 are anticipated to be securitized with Ginnie Mae in the third quarter of 2013 with the Company retaining the substantial majority of such securities. Commercial mortgage loans held for sale were $133 million at June 30, 2013 and $200 million at December 31, 2012. In the third quarter of 2013, the Company anticipates securitizing up to approximately $1.5 billion of consumer loans through securitization transactions.

Changes in the allowance for credit losses for the three months ended June 30, 2013 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$257,851	328,016	90,122	176,793	74,335	$927,117
Provision for credit losses	55,647	(10,913)	(1,438)	13,707	(3)	57,000
Net charge-offs
Charge-offs	(46,312)	(4,204)	(5,092)	(21,018)	—	(76,626)
Recoveries	1,681	11,365	1,719	4,809	—	19,574

Net charge-offs	(44,631)	7,161	(3,373)	(16,209)	—	(57,052)

Ending balance	$268,867	324,264	85,311	174,291	74,332	$927,065

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended June 30, 2012 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$239,273	356,554	97,301	142,912	72,966	$909,006
Provision for credit losses	19,103	(3,309)	5,587	38,427	192	60,000
Net charge-offs
Charge-offs	(16,078)	(13,056)	(11,407)	(23,621)	—	(64,162)
Recoveries	2,430	1,332	1,788	6,634	—	12,184

Net charge-offs	(13,648)	(11,724)	(9,619)	(16,987)	—	(51,978)

Ending balance	$244,728	341,521	93,269	164,352	73,158	$917,028

Changes in the allowance for credit losses for the six months ended June 30, 2013 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$246,759	337,101	88,807	179,418	73,775	$925,860
Provision for credit losses	73,527	(11,225)	3,598	28,543	557	95,000
Net charge-offs
Charge-offs	(55,856)	(13,792)	(13,263)	(42,663)	—	(125,574)
Recoveries	4,437	12,180	6,169	8,993	—	31,779

Net charge-offs	(51,419)	(1,612)	(7,094)	(33,670)	—	(93,795)

Ending balance	$268,867	324,264	85,311	174,291	74,332	$927,065

Changes in the allowance for credit losses for the six months ended June 30, 2012 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$234,022	367,637	91,915	143,121	71,595	$908,290
Provision for credit losses	29,224	(5,569)	21,817	61,965	1,563	109,000
Net charge-offs
Charge-offs	(24,115)	(23,596)	(24,125)	(52,602)	—	(124,438)
Recoveries	5,597	3,049	3,662	11,868	—	24,176

Net charge-offs	(18,518)	(20,547)	(20,463)	(40,734)	—	(100,262)

Ending balance	$244,728	341,521	93,269	164,352	73,158	$917,028

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The following tables provide information with respect to loans and leases that were considered impaired as of June 30, 2013 and December 31, 2012 and for the three months and six months ended June 30, 2013 and June 30, 2012:

	June 30, 2013			December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(in thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$125,204	170,473	36,451	127,282	149,534	33,829
Real estate:
Commercial	120,882	145,010	20,373	121,542	143,846	23,641
Residential builder and developer	67,993	110,390	9,153	115,306	216,218	25,661
Other commercial construction	75,076	78,138	3,085	73,544	76,869	6,836
Residential	104,150	122,430	6,647	103,451	121,819	3,521
Residential Alt-A	119,247	132,105	16,000	128,891	141,940	17,000
Consumer:
Home equity lines and loans	12,524	13,708	2,387	12,360	13,567	2,254
Automobile	43,702	43,702	12,246	49,210	49,210	14,273
Other	15,698	15,698	5,833	14,408	14,408	5,667

	684,476	831,654	112,175	745,994	927,411	132,682

With no related allowance recorded:
Commercial, financial, leasing, etc.	26,986	38,026	—	32,631	42,199	—
Real estate:
Commercial	83,364	105,406	—	78,380	100,337	—
Residential builder and developer	72,367	113,350	—	74,307	105,438	—
Other commercial construction	21,188	21,836	—	23,018	23,532	—
Residential	81,832	92,676	—	86,342	96,448	—
Residential Alt-A	30,813	57,558	—	31,354	58,768	—

	316,550	428,852	—	326,032	426,722	—

Total:
Commercial, financial, leasing, etc.	152,190	208,499	36,451	159,913	191,733	33,829
Real estate:
Commercial	204,246	250,416	20,373	199,922	244,183	23,641
Residential builder and developer	140,360	223,740	9,153	189,613	321,656	25,661
Other commercial construction	96,264	99,974	3,085	96,562	100,401	6,836
Residential	185,982	215,106	6,647	189,793	218,267	3,521
Residential Alt-A	150,060	189,663	16,000	160,245	200,708	17,000
Consumer:
Home equity lines and loans	12,524	13,708	2,387	12,360	13,567	2,254
Automobile	43,702	43,702	12,246	49,210	49,210	14,273
Other	15,698	15,698	5,833	14,408	14,408	5,667

Total	$1,001,026	1,260,506	112,175	1,072,026	1,354,133	132,682

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

	Three months ended June 30, 2013			Three months ended June 30, 2012
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$183,544	3,408	3,408	161,311	743	743
Real estate:
Commercial	201,236	409	409	180,199	1,238	1,238
Residential builder and developer	162,567	518	384	262,254	385	252
Other commercial construction	97,975	2,479	2,479	109,037	4,840	4,840
Residential	185,751	1,934	1,401	127,258	1,315	810
Residential Alt-A	151,977	1,670	516	174,181	1,753	527
Consumer:
Home equity lines and loans	12,619	165	39	11,237	164	46
Automobile	44,641	740	131	52,200	871	190
Other	15,564	156	49	9,877	106	47

Total	$1,055,874	11,479	8,816	1,087,554	11,415	8,693

	Six months ended June 30, 2013			Six months ended June 30, 2012
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$172,637	5,842	5,842	164,779	1,152	1,152
Real estate:
Commercial	197,546	712	712	179,213	1,556	1,556
Residential builder and developer	173,535	658	449	271,903	726	431
Other commercial construction	98,160	3,114	3,114	107,151	5,010	5,010
Residential	186,582	3,404	2,323	126,880	2,657	1,688
Residential Alt-A	154,461	3,410	1,107	177,623	3,596	1,073
Consumer:
Home equity lines and loans	12,544	332	78	10,593	330	88
Automobile	46,134	1,516	277	52,799	1,769	368
Other	15,261	307	103	9,080	199	86

Total	$1,056,860	19,295	14,005	1,100,021	16,995	11,452

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

		Real Estate
	Commercial, Financial, Leasing, etc.	Commercial	Residential Builder and Developer	Other Commercial Construction
	(in thousands)
June 30, 2013
Pass	$17,177,447	21,237,559	889,978	2,761,618
Criticized accrual	699,612	709,989	88,007	60,121
Criticized nonaccrual	144,753	197,987	132,621	38,514

Total	$18,021,812	22,145,535	1,110,606	2,860,253

December 31, 2012
Pass	$16,889,753	21,275,182	922,141	2,307,436
Criticized accrual	735,292	804,132	85,520	186,843
Criticized nonaccrual	151,908	193,859	181,865	36,812

Total	$17,776,953	22,273,173	1,189,526	2,531,091

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(in thousands)
June 30, 2013
Individually evaluated for impairment	$36,451	31,798	22,628	20,466	$111,343
Collectively evaluated for impairment	230,309	291,365	60,989	152,602	735,265
Purchased impaired	2,107	1,101	1,694	1,223	6,125

Allocated	$268,867	324,264	85,311	174,291	852,733

Unallocated					74,332

Total					$927,065

December 31, 2012
Individually evaluated for impairment	$33,669	55,291	20,502	22,194	$131,656
Collectively evaluated for impairment	212,930	280,789	66,684	156,661	717,064
Purchased impaired	160	1,021	1,621	563	3,365

Allocated	$246,759	337,101	88,807	179,418	852,085

Unallocated					73,775

Total					$925,860

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(in thousands)
June 30, 2013
Individually evaluated for impairment	$152,190	434,945	335,481	71,924	$994,540
Collectively evaluated for impairment	17,852,888	25,341,681	10,028,734	11,359,326	64,582,629
Purchased impaired	16,734	339,768	35,534	2,661	394,697

Total	$18,021,812	26,116,394	10,399,749	11,433,911	$65,971,866

December 31, 2012
Individually evaluated for impairment	$159,761	480,335	349,477	75,978	$1,065,551
Collectively evaluated for impairment	17,599,755	25,123,758	10,854,591	11,480,188	65,058,292
Purchased impaired	17,437	389,697	36,769	3,211	447,114

Total	$17,776,953	25,993,790	11,240,837	11,559,377	$66,570,957

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The tables below summarize the Company’s loan modification activities that were considered troubled debt restructurings for the three months ended June 30, 2013 and 2012:

		Recorded investment		Financial effects of modification
Three months ended June 30, 2013	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	15	$4,870	$4,822	$(48)	$—
Other	1	1,460	1,657	197	—
Combination of concession types	2	1,490	980	(510)	—
Real estate:
Commercial
Principal deferral	5	15,549	15,530	(19)	—
Residential builder and developer
Principal deferral	7	17,496	16,722	(774)	—
Other	1	4,039	3,888	(151)	—
Combination of concession types	2	13,879	13,823	(56)	(535)
Other commercial construction
Principal deferral	2	364	363	(1)	—
Residential
Principal deferral	8	1,216	1,358	142	—
Combination of concession types	18	69,210	65,890	(3,320)	(186)
Residential Alt-A
Principal deferral	1	99	102	3	—
Combination of concession types	8	1,187	1,294	107	(278)
Consumer:
Home equity lines and loans
Principal deferral	2	101	103	2	—
Interest rate reduction	1	99	99	—	(8)
Other	1	106	106	—	—
Combination of concession types	8	406	406	—	(64)
Automobile
Principal deferral	117	1,629	1,629	—	—
Interest rate reduction	7	104	104	—	(10)
Other	28	73	73	—	—
Combination of concession types	62	1,044	1,044	—	(87)
Other
Principal deferral	14	185	185	—	—
Interest rate reduction	1	12	12	—	(2)
Combination of concession types	30	707	707	—	(234)

Total	341	$135,325	$130,897	$(4,428)	$(1,404)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Three months ended June 30, 2012	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	9	$10,392	$9,061	$(1,331)	$—
Other	2	1,995	1,954	(41)	—
Real estate:
Commercial
Principal deferral	1	2,011	1,999	(12)	—
Interest rate reduction	1	383	430	47	(89)
Combination of concession types	4	1,210	1,231	21	(256)
Residential builder and developer
Principal deferral	3	2,503	2,503	—	—
Other commercial construction
Principal deferral	3	60,888	60,898	10	—
Residential
Principal deferral	7	1,059	1,087	28	—
Combination of concession types	11	2,049	2,098	49	(65)
Residential Alt-A
Principal deferral	1	153	158	5	—
Combination of concession types	7	1,509	1,543	34	(44)
Consumer:
Home equity lines and loans
Principal deferral	9	734	734	—	—
Combination of concession types	4	480	480	—	(123)
Automobile
Principal deferral	196	2,700	2,700	—	—
Interest rate reduction	3	20	20	—	(1)
Other	21	152	152	—	—
Combination of concession types	77	1,170	1,170	—	(110)
Other
Principal deferral	7	134	134	—	—
Combination of concession types	18	142	142	—	(22)

Total	384	$89,684	$88,494	$(1,190)	$(710)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The tables below summarize the Company’s loan modification activities that were considered troubled debt restructurings for the six months ended June 30, 2013 and 2012:

		Recorded investment		Financial effects of modification
Six months ended June 30, 2013	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	39	$6,876	$6,804	$(72)	$—
Other	2	48,660	48,857	197	—
Combination of concession types	3	1,832	1,322	(510)	—
Real estate:
Commercial
Principal deferral	13	34,027	33,893	(134)	—
Combination of concession types	2	582	581	(1)	(56)
Residential builder and developer
Principal deferral	15	18,853	18,062	(791)	—
Other	1	4,039	3,888	(151)	—
Combination of concession types	3	15,580	15,514	(66)	(535)
Other commercial construction
Principal deferral	2	364	363	(1)	—
Residential
Principal deferral	15	1,782	1,965	183	—
Other	1	195	195	—	—
Combination of concession types	38	71,659	68,426	(3,233)	(557)
Residential Alt-A
Principal deferral	1	99	102	3	—
Combination of concession types	13	2,094	2,219	125	(388)
Consumer:
Home equity lines and loans
Principal deferral	4	180	182	2	—
Interest rate reduction	1	99	99	—	(8)
Other	1	106	106	—	—
Combination of concession types	10	617	617	—	(97)
Automobile
Principal deferral	238	3,215	3,215	—	—
Interest rate reduction	9	140	140	—	(15)
Other	45	232	232	—	—
Combination of concession types	123	1,597	1,597	—	(129)
Other
Principal deferral	20	230	230	—	—
Interest rate reduction	1	12	12	—	(2)
Other	1	12	12	—	—
Combination of concession types	72	1,924	1,924	—	(501)

Total	673	$215,006	$210,557	$(4,449)	$(2,288)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Six months ended June 30, 2012	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	18	$13,204	$12,015	$(1,189)	$—
Other	3	2,967	3,052	85	—
Combination of concession types	1	45	44	(1)	(33)
Real estate:
Commercial
Principal deferral	3	4,436	4,404	(32)	—
Interest rate reduction	1	383	430	47	(89)
Combination of concession types	4	1,210	1,231	21	(256)
Residential builder and developer
Principal deferral	8	9,325	8,537	(788)	—
Combination of concession types	2	2,350	2,726	376	—
Other commercial construction
Principal deferral	3	60,888	60,898	10	—
Residential
Principal deferral	22	2,564	2,675	111	—
Combination of concession types	29	4,985	5,105	120	(265)
Residential Alt-A
Principal deferral	4	550	565	15	—
Combination of concession types	15	2,869	2,937	68	(49)
Consumer:
Home equity lines and loans
Principal deferral	10	851	851	—	—
Interest rate reduction	1	144	144	—	(6)
Combination of concession types	6	715	715	—	(147)
Automobile
Principal deferral	349	4,585	4,585	—	—
Interest rate reduction	7	77	77	—	(5)
Other	31	171	171	—	—
Combination of concession types	189	2,779	2,779	—	(282)
Other
Principal deferral	59	781	781	—	—
Interest rate reduction	3	23	23	—	(3)
Other	9	49	49	—	—
Combination of concession types	52	361	361	—	(58)

Total	829	$116,312	$115,155	$(1,157)	$(1,193)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended June 30, 2013 and 2012 and for which there was a subsequent payment default during the six-month periods ended June 30, 2013 and 2012 were $24 million (largely commercial real estate loans) and $11 million (largely residential builder and developer loans), respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5.	Borrowings

M&T had $1.2 billion of fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at June 30, 2013 which are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust.

Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in M&T’s Tier 1 capital. However, in July 2013, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation issued a final rule to comprehensively revise the capital framework for the U.S. banking sector. Under that rule, trust preferred capital securities will be phased out from inclusion in Tier 1 capital such that in 2015 only 25% of then-outstanding securities will be included in Tier 1 capital and beginning in 2016 none of the securities will be included in Tier 1 capital.

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

During the first quarter of 2013, M&T Bank finalized a Bank Note Program whereby M&T Bank may offer up to $5 billion of unsecured senior and subordinated notes, which will mature 270 days or more from their date of issue. During March 2013, three-year floating rate senior notes due March 2016 were issued for $300 million and five-year 1.45% fixed rate senior notes due March 2018 were issued for $500 million.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5.	Borrowings, continued

Also included in long-term borrowings are agreements to repurchase securities of $1.4 billion at each of June 30, 2013 and December 31, 2012. The agreements are subject to legally enforceable master netting arrangements, however the Company has not offset any amounts related to these agreements in its consolidated financial statements. The Company posted collateral of $1.6 billion at each of June 30, 2013 and December 31, 2012.

6.	Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T is presented below:

	Shares issued and outstanding	Carrying value June 30, 2013	Carrying value December 31, 2012
	(dollars in thousands)
Series A (a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share	230,000	$228,467	$226,965
Series C (a)(b)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share	151,500	148,329	145,535
Series D (c)
Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D, $10,000 liquidation preference per share	50,000	500,000	500,000

(a)	Shares were originally issued as part of the Troubled Asset Relief Program – Capital Purchase Program (“TARP”) of the U.S. Department of Treasury (“U.S. Treasury”). Cash proceeds were allocated between the preferred stock and a ten-year warrant to purchase M&T common stock (Series A – 1,218,522 common shares at $73.86 per share, Series C – 407,542 common shares at $55.76 per share). The U.S. Treasury sold all of the shares of M&T preferred stock that it held in August 2012. In connection with that sale, the terms of the preferred stock were modified such that dividends, if declared, will accrue and be paid quarterly at a rate of 5% per year through November 14, 2013 and at 6.375% thereafter, and that M&T will not redeem the preferred shares until on or after November 15, 2018. In December 2012, the U.S. Treasury sold to other investors the Series A warrants for $26.50 per warrant. In March 2013, the U.S. Treasury exercised the Series C warrants in a “cashless” exercise, resulting in the issuance of 186,589 common shares.
(b)	Shares were assumed in an acquisition and a new Series C Preferred Stock was designated.
(c)	Dividends, if declared, will be paid semi-annually at a rate of 6.875% per year. The shares are redeemable in whole or in part on or after June 15, 2016. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.	Shareholders’ equity, continued

A warrant expiring on May 16, 2021 providing for the purchase of 95,383 shares of M&T common stock at $518.96 per share was outstanding at June 30, 2013 and December 31, 2012. The obligation under that warrant was assumed by M&T in an acquisition.

7.	Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension benefits		Other postretirement benefits
	Three months ended June 30
	2013	2012	2013	2012
	(in thousands)
Service cost	$6,130	6,875	171	159
Interest cost on projected benefit obligation	14,939	15,418	670	919
Expected return on plan assets	(21,802)	(17,581)	—	—
Amortization of prior service cost	(1,628)	(1,629)	(329)	10
Amortization of net actuarial loss	10,138	9,183	80	165

Net periodic benefit cost	$7,777	12,266	592	1,253

	Pension benefits		Other postretirement benefits
	Six months ended June 30
	2013	2012	2013	2012
	(in thousands)
Service cost	$12,180	14,775	371	334
Interest cost on projected benefit obligation	30,065	31,018	1,345	1,869
Expected return on plan assets	(43,677)	(35,256)	—	—
Amortization of prior service cost	(3,278)	(3,279)	(679)	10
Amortization of net actuarial loss	20,538	18,583	180	265

Net periodic benefit cost	$15,828	25,841	1,217	2,478

Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $12,563,000 and $11,390,000 for the three months ended June 30, 2013 and 2012, respectively, and $28,318,000 and $26,015,000 for the six months ended June 30, 2013 and 2012, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.	Earnings per common share

The computations of basic earnings per common share follow:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	(in thousands, except per share)
Income available to common shareholders:
Net income	$348,466	233,380	$622,579	439,843
Less: Preferred stock dividends (a)	(13,362)	(13,362)	(26,725)	(26,725)
Amortization of preferred stock discount (a)	(2,193)	(1,964)	(4,340)	(3,888)

Net income available to common equity	332,911	218,054	591,514	409,230
Less: Income attributable to unvested stock-based compensation awards	(4,373)	(3,345)	(7,917)	(6,283)

Net income available to common shareholders	$328,538	214,709	$583,597	402,947
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	129,964	127,445	129,708	127,301
Less: Unvested stock-based compensation awards	(1,712)	(1,957)	(1,746)	(1,947)

Weighted-average shares outstanding	128,252	125,488	127,962	125,354
Basic earnings per common share	$2.56	1.71	$4.56	3.21

(a)	Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.	Earnings per common share, continued

The computations of diluted earnings per common share follow:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	(in thousands, except per share)
Net income available to common equity	$332,911	218,054	$591,514	409,230
Less: Income attributable to unvested stock-based compensation awards	(4,354)	(3,338)	(7,881)	(6,272)

Net income available to common shareholders	$328,557	214,716	$583,633	402,958
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	129,964	127,445	129,708	127,301
Less: Unvested stock-based compensation awards	(1,712)	(1,957)	(1,746)	(1,947)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	765	409	866	402

Adjusted weighted-average shares outstanding	129,017	125,897	128,828	125,756
Diluted earnings per common share	$2.55	1.71	$4.53	3.20

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing approximately 4.5 million and 9.9 million common shares during the three-month periods ended June 30, 2013 and 2012, respectively, and 4.6 million and 10.0 million common shares during the six-month periods ended June 30, 2013 and 2012, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.	Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment Securities		Defined		Total
	With OTTI	All other	benefit plans	Other	amount before tax		Income tax	Net
	(in thousands)
Balance – January 1, 2013	$(91,835)	152,199	(455,590)	(431)	$(395,657)		155,393	$(240,264)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	55,473	(95,167)	—	—	(39,694)		15,557	(24,137)
Foreign currency translation adjustment	—	—	—	(1,644)	(1,644)		598	(1,046)

Total other comprehensive income before reclassifications	55,473	(95,167)	—	(1,644)	(41,338)		16,155	(25,183)

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Accretion of unrealized holding losses on held-to-maturity (“HTM”) securities	109	2,262	—	—	2,371	(a)	(931)	1,440
OTTI charges recognized in net income	9,800	—	—	—	9,800	(b)	(3,847)	5,953
Losses (gains) realized in net income	41,217	(8,129)	—	—	33,088	(c)	(12,987)	20,101
Amortization of prior service credit	—	—	(3,957)	—	(3,957	) (e)	1,553	(2,404)
Amortization of actuarial losses	—	—	20,718	—	20,718	(e)	(8,132)	12,586

Total reclassifications	51,126	(5,867)	16,761	—	62,020		(24,344)	37,676

Total gain (loss) during the period	106,599	(101,034)	16,761	(1,644)	20,682		(8,189)	12,493

Balance – June 30, 2013	$14,764	51,165	(438,829)	(2,075)	$(374,975)		147,204	$(227,771)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.	Comprehensive income, continued

	Investment Securities		Defined		Total
	With OTTI	All other	benefit plan	Other	amount before tax		Income tax	Net
	(in thousands)
Balance – January 1, 2012	$(138,319)	9,757	(457,145)	(1,062)	$(586,769)		230,328	$(356,441)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	(10,872)	93,177	—	—	82,305		(32,268)	50,037
Foreign currency translation adjustment	—	—	—	(208)	(208)		77	(131)

Total other comprehensive income before reclassifications	(10,872)	93,177	—	(208)	82,097		(32,191)	49,906

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Accretion of unrealized holding losses on HTM securities	1,497	2,310	—	—	3,807	(a)	(1,494)	2,313
OTTI charges recognized in net income	27,659	—	—	—	27,659	(b)	(10,856)	16,803
Losses realized in net income	—	363	—	—	363	(c)	(145)	218
Amortization of gains on terminated cash flow hedges	—	—	—	(178)	(178	) (d)	66	(112)
Amortization of prior service credit	—	—	(3,269)	—	(3,269	) (e)	1,283	(1,986)
Amortization of actuarial losses	—	—	18,848	—	18,848	(e)	(7,398)	11,450

Total reclassifications	29,156	2,673	15,579	(178)	47,230		(18,544)	28,686

Total gain (loss) during the period	18,284	95,850	15,579	(386)	129,327		(50,735)	78,592

Balance – June 30, 2012	$(120,035)	105,607	(441,566)	(1,448)	$(457,442)		179,593	$(277,849)

(a)	Included in interest income
(b)	Included in OTTI losses recognized in earnings
(c)	Included in gain (loss) on bank investment securities
(d)	Included in interest expense
(e)	Included in salaries and employee benefits expense

Accumulated other comprehensive income (loss), net consisted of the following:

			Defined
	Investment securities		benefit
	With OTTI	All other	plans	Other	Total
Balance – December 31, 2012	$(55,790)	92,581	(276,771)	(284)	$(240,264)
Net gain (loss) during period	64,759	(61,402)	10,182	(1,046)	12,493

Balance – June 30, 2013	$8,969	31,179	(266,589)	(1,330)	$(227,771)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of June 30, 2013.

The net effect of interest rate swap agreements was to increase net interest income by $10 million and $9 million for the three-month periods ended June 30, 2013 and 2012, respectively, and $19 million and $18 million for the six-month periods ended June 30, 2013 and 2012, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional	Average	Weighted- average rate
	amount	maturity	Fixed	Variable
	(in thousands)	(in years)
June 30, 2013
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,400,000	4.2	4.42%	1.27%

December 31, 2012
Fair value hedges:
Fixed rate long-term borrowings (a)	$900,000	4.4	6.07%	1.85%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

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

Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values of $15.4 billion and $15.5 billion at June 30, 2013 and December 31, 2012, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $995 million and $869 million at June 30, 2013 and December 31, 2012, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$114,168	143,179	$—	—
Commitments to sell real estate loans (a)	51,487	1,114	387	3,825

	165,655	144,293	387	3,825
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	16,109	48,056	8,701	197
Commitments to sell real estate loans (a)	39,193	1,982	14,154	6,570
Trading:
Interest rate contracts (b)	302,979	399,963	267,463	365,616
Foreign exchange and other option and futures contracts (b)	10,704	8,725	10,441	8,658

	368,985	458,726	300,759	381,041

Total derivatives	$534,640	603,019	$301,146	384,866

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

	Amount of unrealized gain (loss) recognized
	Three months ended June 30, 2013		Three months ended June 30, 2012
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(20,138)	18,853	$9,674	(9,168)

Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$2,228		$2,080
Foreign exchange and other option and futures contracts (b)	(1,225)		(2,435)

Total	$1,003		$(355)

	Amount of unrealized gain (loss) recognized
	Six months ended June 30, 2013		Six months ended June 30, 2012
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(29,011)	27,753	$2,645	(2,624)

Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$3,197		$3,219
Foreign exchange and other option and futures contracts (b)	(1,608)		(3,145)

Total	$1,589		$74

(a)	Reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $55 million and $89 million at June 30, 2013 and December 31, 2012, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, was $241 million and $374 million at June 30, 2013 and December 31, 2012, respectively. After consideration of such netting arrangements, the net liability positions with counterparties aggregated $145 million and $281 million at June 30, 2013 and December 31, 2012, respectively. The Company was required to post collateral relating to those positions of $134 million and $266 million at June 30, 2013 and December 31, 2012, respectively. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit-risk-related contingent features in a net liability position on June 30, 2013 was $50 million for which the Company had posted collateral of $36 million in the normal course of business. If the credit-risk-related contingent features had been triggered on June 30, 2013, the maximum amount of additional collateral the Company would have been required to post to counterparties was $14 million.

The aggregate fair value of derivative financial instruments in an asset position, which are subject to enforceable master netting arrangements, was $218 million and $164 million at June 30, 2013 and December 31, 2012, respectively. After consideration of such netting arrangements, the net asset positions with counterparties aggregated $82 million and $71 million at June 30, 2013 and December 31, 2012, respectively. Counterparties posted collateral relating to those positions of $81 million and $69 million at June 30, 2013 and December 31, 2012, respectively. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

11.	Variable interest entities and asset securitizations

In the second quarter of 2013, the Company securitized approximately $923 million of one-to-four family residential mortgage loans in guaranteed mortgage securitizations with Ginnie Mae. Approximately $296 million of such loans were formerly held in the Company’s loan portfolio, whereas the remaining $627 million of the loans were newly originated. The Company retained $917 million of the resulting securities and recognized gains of $7 million relating to loans

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11.	Variable interest entities and asset securitizations, continued

previously held for investment, which has been recorded in other revenues from operations, and gains of $10 million on newly originated loans, which has been reflected in mortgage banking revenues. The Company expects no material credit-related losses on the retained securities as a result of the guarantees by Ginnie Mae. At June 30, 2013 the Company had $1.0 billion of loans in its loan portfolio guaranteed by the Federal Housing Administration that the Company intends to securitize with Ginnie Mae in the third quarter of 2013. The Company expects to retain the substantial majority of the resulting securities in its investment portfolio.

In accordance with GAAP, the Company determined that it was the primary beneficiary of a residential mortgage loan securitization trust considering its role as servicer and its retained subordinated interests in the trust. As a result, the Company has included the one-to-four family residential mortgage loans that were included in the trust in its consolidated financial statements. At June 30, 2013 and December 31, 2012, the carrying values of the loans in the securitization trust were $133 million and $151 million, respectively. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to M&T at June 30, 2013 and December 31, 2012 was $20 million and $23 million, respectively. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at June 30, 2013 is limited to realizing the carrying value of the loans less the amount of the mortgage-backed securities held by third parties.

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At June 30, 2013 and December 31, 2012, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $34 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.4 billion and $1.5 billion at June 30, 2013 and December 31, 2012, respectively. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $264 million, including $75 million of unfunded commitments, at June 30, 2013 and $270 million, including $71 million of unfunded commitments, at December 31, 2012. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at June 30, 2013.

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

As discussed in note 3, the Company sold substantially all of its privately issued mortgage-backed securities classified as available for sale during the second quarter of 2013. In prior periods, the Company generally used model-based techniques to value such securities because the Company was significantly restricted in the level of market observable assumptions that could be relied upon. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. Because of the inactivity in the markets and the lack of observable valuation inputs, the Company had classified the valuation of privately issued mortgage-backed securities as Level 3.

At December 31, 2012, the Company supplemented its determination of fair value for many of its privately issued mortgage-backed securities by obtaining pricing indications from two independent sources. However, the Company could not readily ascertain that the basis of such valuations could be ascribed to orderly and observable trades in the market for privately issued mortgage-backed securities. As a result, the Company also performed internal modeling to estimate the cash flows and fair value of privately issued mortgage-backed securities with an amortized cost basis of $1.1 billion at December 31, 2012. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds, including estimates about the timing and amount of credit losses and prepayments. In estimating those cash flows, the Company used assumptions as to future delinquency, defaults, home price depreciation or appreciation and loss rates. To determine the point within the range of potential values that was most representative of fair value under current market conditions for each of the bonds, the Company averaged the internal model valuations and the indications obtained from the two independent pricing sources, such that the weighted-average reliance on internal model pricing for the bonds modeled was 33% with a 67% average weighting placed on the values provided by the independent sources. Significant unobservable inputs used in the Company’s modeling of fair value for mortgage-backed securities are included in the accompanying table of significant unobservable inputs to Level 3 measurements.

Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. The Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at June 30, 2013 and December 31, 2012. The modeling techniques included estimating cash flows using bond-specific assumptions about future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. In determining a market yield, applicable to the estimated cash flows, a margin over LIBOR, ranging from 5% to 10%, with a weighted-average of 8%, was used. Significant unobservable inputs used in the determination of estimated fair value of collateralized debt obligations are included in the accompanying table of significant unobservable inputs to Level 3 measurements. The total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $43 million and $60 million, respectively, at June 30, 2013 and $43 million and $62 million, respectively, at December 31, 2012. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The Company ensures an appropriate control framework is in place over the valuation processes and techniques used for significant Level 3 fair value measurements. To the extent available, the Company attempts to obtain market observable inputs on a sample of bonds each quarter. Analytical procedures are performed to understand changes in fair value from period to period. Internal pricing models used for significant valuation measurements have generally been subjected to validation procedures including testing of mathematical constructs, review of valuation methodology and significant assumptions used.

Real estate loans held for sale

The Company utilizes commitments to sell real estate loans to hedge the exposure to changes in fair value of real estate loans held for sale. The carrying value of hedged real estate loans held for sale includes changes in estimated fair value during the hedge period. Typically, the Company attempts to hedge real estate loans originated for sale from the date of close through the sale date. The fair value of hedged real estate loans held for sale is generally calculated by reference to quoted prices in secondary markets for commitments to sell real estate loans with similar characteristics and, accordingly, such loans have been classified as a Level 2 valuation.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The following tables present assets and liabilities at June 30, 2013 and December 31, 2012 measured at estimated fair value on a recurring basis:

	Fair value measurements at June 30, 2013	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$378,235	48,001	330,234	—
Investment securities available for sale:
U.S. Treasury and federal agencies	38,108	—	38,108	—
Obligations of states and political subdivisions	19,231	—	19,231	—
Mortgage-backed securities:
Government issued or guaranteed	2,694,893	—	2,694,893	—
Privately issued	5,272	—	—	5,272
Collateralized debt obligations	59,916	—	—	59,916
Other debt securities	117,951	—	117,951	—
Equity securities	149,715	121,254	28,461	—

	3,085,086	121,254	2,898,644	65,188

Real estate loans held for sale	2,014,505	—	2,014,505	—
Other assets (b)	220,957	—	204,848	16,109

Total assets	$5,698,783	169,255	5,448,231	81,297

Trading account liabilities	$277,904	—	277,904	—
Other liabilities (b)	23,242	—	14,541	8,701

Total liabilities	$301,146	—	292,445	8,701

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

	Fair value measurements at December 31, 2012	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$488,966	56,106	432,860	—
Investment securities available for sale:
U.S. Treasury and federal agencies	39,344	—	39,344	—
Obligations of states and political subdivisions	20,901	—	20,901	—
Mortgage-backed securities:
Government issued or guaranteed	3,371,041	—	3,371,041	—
Privately issued	1,023,886	—	—	1,023,886
Collateralized debt obligations	61,869	—	—	61,869
Other debt securities	111,950	—	111,950	—
Equity securities	110,446	98,364	12,082	—

	4,739,437	98,364	3,555,318	1,085,755

Real estate loans held for sale	1,387,491	—	1,387,491	—
Other assets (b)	194,331	—	146,275	48,056

Total assets	$6,810,225	154,470	5,521,944	1,133,811

Trading account liabilities	$374,274	—	374,274	—
Other liabilities (b)	10,592	—	10,395	197

Total liabilities	$384,866	—	384,669	197

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three months and six months ended June 30, 2013 and 2012.
(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2013 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – March 31, 2013	$993,247		$61,718		$36,119
Total gains (losses) realized/unrealized:
Included in earnings	(46,302	) (a)	—		15,500	(b)
Included in other comprehensive income	90,203	(e)	(1,277	) (e)	—
Sales	(978,608)		—		—
Settlements	(53,268)		(525)		—
Transfers in and/or out of Level 3 (c)	—		—		(44,211	) (d)

Balance – June 30, 2013	$5,272		$59,916		$7,408

Changes in unrealized gains included in earnings related to assets still held at June 30, 2013	$—		$—		$4,123	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2012 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – March 31, 2012	$1,124,130		$58,184		$20,435
Total gains (losses) realized/unrealized:
Included in earnings	(14,627	) (a)	—		45,486	(b)
Included in other comprehensive income	23,376	(e)	(2,712	) (e)	—
Settlements	(52,360)		(374)		—
Transfers in and/or out of Level 3 (c)	—		—		(31,870	) (d)

Balance – June 30, 2012	$1,080,519		$55,098		$34,051

Changes in unrealized gains (losses) included in earnings related to assets still held at June 30, 2012	$(14,627	) (a)	$—		$28,904	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2013 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – January 1, 2013	$1,023,886		$61,869		$47,859
Total gains (losses) realized/unrealized:
Included in earnings	(56,102	) (a)	—		58,812	(b)
Included in other comprehensive income	116,584	(e)	(537	) (e)	—
Sales	(978,608)		—		—
Settlements	(100,488)		(1,416)		—
Transfers in and/or out of Level 3 (c)	—		—		(99,263	) (d)

Balance – June 30, 2013	$5,272		$59,916		$7,408

Changes in unrealized gains included in earnings related to assets still held at June 30, 2013	$—		$—		$5,132	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2012 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – January 1, 2012	$1,151,285		$52,500		$6,923
Total gains (losses) realized/unrealized:
Included in earnings	(22,304	) (a)	—		72,517	(b)
Included in other comprehensive income	48,794	(e)	3,711	(e)	—
Settlements	(97,256)		(1,113)		—
Transfers in and/or out of Level 3 (c)	—		—		(45,389	) (d)

Balance – June 30, 2012	$1,080,519		$55,098		$34,051

Changes in unrealized gains (losses) included in earnings related to assets still held at June 30, 2012	$(22,304	) (a)	$—		$33,647	(b)

(a)	Reported as an OTTI loss or as gain (loss) on bank investment securities in the consolidated statement of income.
(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(c)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(d)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.
(e)	Reported as net unrealized gains on investment securities in the consolidated statement of comprehensive income.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Investment securities held to maturity

During the three-month and six-month periods ended June 30, 2012, the Company recognized OTTI losses related to certain mortgage-backed securities of $1 million and $5 million, respectively. In accordance with GAAP, the carrying value of such securities was reduced to fair value, with estimated credit losses recognized in earnings and any remaining unrealized loss recognized in accumulated other comprehensive income. The determination of fair value included use of external and internal valuation sources that, as in the case of available-for-sale privately issued mortgage-backed securities, were weighted and averaged when estimating fair value. Due to the presence of significant unobservable inputs that valuation was classified as Level 3. The amortized cost, fair value and impact on the Company’s financial statements of the modeling described herein were not material.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 10% to 80% at June 30, 2013. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $254 million at June 30, 2013 ($167 million and $87 million of which were classified as Level 2 and Level 3, respectively) and $344 million at June 30, 2012 ($234 million and $110 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2013 were decreases of $34 million and $69 million for the three- and six-month periods ended June 30, 2013, respectively. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2012 were decreases of $21 million and $34 million for the three- and six-month periods ended June 30, 2012, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $15 million and $47 million at June 30, 2013 and June 30, 2012, respectively. Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three- and six-month periods ended June 30, 2013 and 2012.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at June 30, 2013 and December 31, 2012:

	Fair value at June 30, 2013	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
	(in thousands)
Recurring fair value measurements
Privately issued mortgage–backed securities	$5,272	Two independent price quotes	—	—
Collateralized debt obligations	59,916	Discounted cash flow	Probability of default	21%-69% (48%)
			Loss severity	100%
Net other assets (liabilities) (a)	7,408	Discounted cash flow	Commitment expirations	0%-64% (18%)

	Fair value at December 31, 2012	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
	(in thousands)
Recurring fair value measurements
Privately issued mortgage–backed securities	$1,023,886	Discounted cash flow	Probability of default	1%-40% (19%)
			Loss severity	32%-82% (51%)
Collateralized debt obligations	61,869	Discounted cash flow	Probability of default	22%-69% (47%)
			Loss severity	100%
Net other assets (liabilities) (a)	47,859	Discounted cash flow	Commitment expirations	0%-69% (20%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

Sensitivity of fair value measurements to changes in unobservable inputs

An increase (decrease) in the probability of default and loss severity for collateralized debt securities backed by trust preferred securities would generally result in a lower (higher) fair value measurement.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

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

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	June 30, 2013
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,474,502	$1,474,502	$1,412,924	$61,578	$—
Interest-bearing deposits at banks	2,555,354	2,555,354	—	2,555,354	—
Trading account assets	378,235	378,235	48,001	330,234	—
Investment securities	5,210,526	5,128,413	121,254	4,779,417	227,742
Loans and leases:
Commercial loans and leases	18,021,812	17,763,265	—	—	17,763,265
Commercial real estate loans	26,116,394	26,107,812	—	132,729	25,975,083
Residential real estate loans	10,399,749	10,328,995	—	6,980,989	3,348,006
Consumer loans	11,433,911	11,373,978	—	—	11,373,978
Allowance for credit losses	(927,065)	—	—	—	—

Loans and leases, net	65,044,801	65,574,050	—	7,113,718	58,460,332
Accrued interest receivable	222,705	222,705	—	222,705	—
Financial liabilities:
Noninterest-bearing deposits	$(24,074,815)	$(24,074,815)	$—	$(24,074,815)	$—
Savings deposits and NOW accounts	(37,247,688)	(37,247,688)	—	(37,247,688)	—
Time deposits	(4,054,524)	(4,071,757)	—	(4,071,757)	—
Deposits at Cayman Islands office	(284,443)	(284,443)	—	(284,443)	—
Short-term borrowings	(307,740)	(307,740)	—	(307,740)	—
Long-term borrowings	(5,122,398)	(5,260,847)	—	(5,260,847)	—
Accrued interest payable	(52,958)	(52,958)	—	(52,958)	—
Trading account liabilities	(277,904)	(277,904)	—	(277,904)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$7,408	$7,408	$—	$—	$7,408
Commitments to sell real estate loans	76,139	76,139	—	76,139	—
Other credit-related commitments	(118,338)	(118,338)	—	—	(118,338)
Interest rate swap agreements used for interest rate risk management	114,168	114,168	—	114,168	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

	December 31, 2012
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$1,986,615	$1,986,615	$1,895,423	$91,192	$—
Interest-bearing deposits at banks	129,945	129,945	—	129,945	—
Trading account assets	488,966	488,966	56,106	432,860	—
Investment securities	6,074,361	6,018,968	98,364	4,687,211	1,233,393
Loans and leases:
Commercial loans and leases	17,776,953	17,554,562	—	—	17,554,562
Commercial real estate loans	25,993,790	25,858,482	—	199,997	25,658,485
Residential real estate loans	11,240,837	11,381,319	—	8,100,915	3,280,404
Consumer loans	11,559,377	11,504,799	—	—	11,504,799
Allowance for credit losses	(925,860)	—	—	—	—

Loans and leases, net	65,645,097	66,299,162	—	8,300,912	57,998,250
Accrued interest receivable	222,897	222,897	—	222,897	—
Financial liabilities:
Noninterest-bearing deposits	$(24,240,802)	$(24,240,802)	$—	$(24,240,802)	$—
Savings deposits and NOW accounts	(35,763,566)	(35,763,566)	—	(35,763,566)	—
Time deposits	(4,562,366)	(4,584,384)	—	(4,584,384)	—
Deposits at Cayman Islands office	(1,044,519)	(1,044,519)	—	(1,044,519)	—
Short-term borrowings	(1,074,482)	(1,074,482)	—	(1,074,482)	—
Long-term borrowings	(4,607,758)	(4,768,408)	—	(4,768,408)	—
Accrued interest payable	(54,281)	(54,281)	—	(54,281)	—
Trading account liabilities	(374,274)	(374,274)	—	(374,274)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$47,859	$47,859	$—	$—	$47,859
Commitments to sell real estate loans	(7,299)	(7,299)	—	(7,299)	—
Other credit-related commitments	(119,464)	(119,464)	—	—	(119,464)
Interest rate swap agreements used for interest rate risk management	143,179	143,179	—	143,179	—

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

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

	June 30, 2013	December 31, 2012
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$6,276,882	6,282,615
Commercial real estate loans to be sold	247,411	139,929
Other commercial real estate and construction	4,301,842	3,819,342
Residential real estate loans to be sold	895,796	1,550,441
Other residential real estate	440,030	445,268
Commercial and other	10,079,740	10,070,711
Standby letters of credit	3,848,708	4,025,329
Commercial letters of credit	36,058	53,201
Financial guarantees, indemnification contracts and other	2,600,259	2,120,361
Commitments to sell real estate loans	3,016,980	2,625,408

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $2.1 billion at June 30, 2013 and $2.0 billion at December 31, 2012.

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

The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $54 million at June 30, 2013. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $39 million at June 30, 2013. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. Management believes that any reinsurance losses that may be payable by the Company will not be material to the Company’s consolidated financial position.

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At June 30, 2013, management believes that any further liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against M&T or its subsidiaries will be material to the Company’s consolidated financial position. On an on-going basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $70 million. Although the Company does not believe that the outcome of pending litigations will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

Information about the Company’s segments is presented in the following table:

	Three months ended June 30
	2013			2012
	Total revenues(a)	Inter- segment revenues	Net income (loss)	Total revenues(a)	Inter- segment revenues	Net income (loss)
	(in thousands)
Business Banking	$106,486	1,319	30,562	109,318	1,099	37,085
Commercial Banking	252,907	1,315	87,220	248,754	1,731	99,623
Commercial Real Estate	187,773	554	89,868	168,083	396	80,498
Discretionary Portfolio	(14,109)	(10,015)	(8,036)	(11,807)	(20,616)	(14,757)
Residential Mortgage Banking	111,764	21,589	34,143	109,995	37,455	25,994
Retail Banking	292,837	3,598	51,500	313,994	3,198	58,191
All Other	248,618	(18,360)	63,209	101,296	(23,263)	(53,254)

Total	$1,186,276	—	348,466	1,039,633	—	233,380

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14.	Segment information, continued

	Six months ended June 30
	2013			2012
	Total revenues(a)	Inter- segment revenues	Net income (loss)	Total revenues(a)	Inter- segment revenues	Net income (loss)
	(in thousands)
Business Banking	$211,904	2,513	63,123	$221,294	2,191	72,418
Commercial Banking	502,757	2,665	194,607	486,216	3,271	202,719
Commercial Real Estate	353,066	2,106	166,376	321,627	829	149,129
Discretionary Portfolio	(2,068)	(18,616)	(6,190)	(12,967)	(35,397)	(22,998)
Residential Mortgage Banking	231,663	40,287	68,504	203,037	71,896	49,511
Retail Banking	584,022	6,855	103,850	620,842	6,090	106,848
All Other	393,864	(35,810)	32,309	196,696	(48,880)	(117,784)

Total	$2,275,208	—	622,579	$2,036,745	—	439,843

	Average total assets
	Six months ended June 30		Year ended December 31
	2013	2012	2012
	(in millions)
Business Banking	$5,010	4,932	4,909
Commercial Banking	21,446	19,455	19,946
Commercial Real Estate	17,122	16,316	16,437
Discretionary Portfolio	16,278	16,136	16,583
Residential Mortgage Banking	2,752	2,200	2,451
Retail Banking	11,357	11,791	11,705
All Other	8,672	8,226	7,952

Total	$82,637	79,056	79,983

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $6,217,000 and $6,645,000 for the three-month periods ended June 30, 2013 and 2012, respectively, and $12,667,000 and $13,350,000 for the six-month periods ended June 30, 2013 and 2012, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15.	Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting. The carrying value of that investment was $84 million at June 30, 2013.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for small-balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $3.6 billion and $3.8 billion at June 30, 2013 and December 31, 2012, respectively. In addition, the Company has servicing rights that were obtained from Bayview Financial related to residential mortgage loans with outstanding principal balances of $2.5 billion at June 30, 2013 and $2.7 billion at December 31, 2012. Revenues from servicing residential and small-balance commercial mortgage loans obtained from BLG and Bayview Financial were $8 million and $9 million during the three months ended June 30, 2013 and 2012, respectively, and $16 million and $18 million for the six months ended June 30, 2013 and June 30, 2012, respectively. The Company sub-services residential mortgage loans for Bayview Financial and affiliates having outstanding principal balances totaling $10.4 billion and $11.4 billion at June 30, 2013 and December 31, 2012, respectively. Revenues earned for sub-servicing those loans were $2 million for each of the three month periods ended June 30, 2013 and 2012, and $4 million and $5 million for the six months ended June 30, 2013 and 2012, respectively. In addition, at June 30, 2013 and December 31, 2012, the Company held $5 million and $11 million, respectively, of mortgage-backed securities in its available-for-sale investment securities portfolio that were securitized by Bayview Financial. Finally, the Company held $231 million and $242 million of similar investment securities in its held-to-maturity portfolio at June 30, 2013 and December 31, 2012, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income for M&T Bank Corporation (“M&T”) in the second quarter of 2013 was $348 million or $2.55 of diluted earnings per common share, compared with $233 million or $1.71 of diluted earnings per common share in the year-earlier quarter. During the initial quarter of 2013, net income totaled $274 million or $1.98 of diluted earnings per common share. Basic earnings per common share were $2.56 in the recent quarter, compared with $1.71 in the second quarter of 2012 and $2.00 in the initial 2013 quarter. The after-tax impact of net acquisition and integration-related expenses (included herein as merger-related expenses) was $5 million ($8 million pre-tax) or $.04 of basic and diluted earnings per common share in the second quarter of 2013, compared with $4 million ($7 million pre-tax) or $.03 of basic and diluted earnings per common share in the year-earlier quarter and $3 million ($5 million pre-tax), or $.02 of basic and diluted earnings per common share in the first quarter of 2013. Such expenses in 2013 were associated with M&T’s pending acquisition of Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, and in 2012 were associated with M&T’s May 16, 2011 acquisition of Wilmington Trust Corporation (“Wilmington Trust”), headquartered in Wilmington, Delaware. For the first six months of 2013, net income totaled $623 million or $4.53 of diluted earnings per common share, compared with $440 million or $3.20 of diluted earnings per common share in the first half of 2012. Basic earnings per common share for the six-month periods ended June 30, 2013 and 2012 were $4.56 and $3.21, respectively. The after-tax impact of merger-related expenses during the first six months of 2013 was $8 million ($12 million pre-tax), or $.06 of basic and diluted earnings per common share, compared with $6 million ($10 million pre-tax) or $.05 of basic and diluted earnings per common share during the six-month period ended June 30, 2012.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the recent quarter was 1.68%, compared with 1.17% in the second quarter of 2012 and 1.36% in the first quarter of 2013. The annualized rate of return on average common shareholders’ equity was 13.78% in the second quarter of 2013, compared with 10.12% in the year-earlier quarter and 11.10% in the first three months of 2013. During the six-month period ended June 30, 2013, the annualized rates of return on average assets and average common shareholders’ equity were 1.52% and 12.47%, respectively, compared with 1.12% and 9.58%, respectively, in the first six months of 2012.

Reflected in the results for the second quarter of 2013 were certain noteworthy items. The Company sold the majority of its privately issued mortgage-backed securities (“MBS”) that had been held in the available-for-sale investment securities portfolio for an after-tax loss of $28 million ($46 million pre-tax), or $.22 per diluted common share. In addition, the Company’s holdings of Visa and MasterCard shares were sold for an after-tax gain of $62 million ($103 million pre-tax), or $.48 per diluted common share. Finally, during the recent quarter the Company reversed an accrual for a contingent compensation obligation assumed in the May 2011 acquisition of Wilmington Trust that expired, resulting in a $26 million reduction of “other expense – other costs of operations” having an after-tax impact of $15 million, or $.12 of diluted earnings per common share.

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City under which Hudson City would be acquired by M&T. Pursuant to the terms of the agreement, Hudson City shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). As of June 30, 2013 total consideration to be paid was valued at approximately $4.7 billion. At June 30, 2013, Hudson City had $39.7 billion of assets, including $25.3 billion of loans and $10.6 billion of investment securities, and $35.0 billion of liabilities, including $22.6 billion of deposits. The merger has received the approval of the common shareholders of M&T and Hudson City. However, the merger is subject to a number of other conditions, including regulatory approvals.

On April 12, 2013, M&T announced that additional time would be required to obtain a regulatory determination on the applications for the proposed merger with Hudson City. M&T had learned that regulators identified certain concerns with the Company’s procedures, systems and processes related to the Company’s Bank Secrecy Act and anti-money-laundering compliance program. On June 17, 2013, M&T and Manufacturers and Traders Trust Company (“M&T Bank”), M&T’s principal banking subsidiary, entered into a written agreement with the Federal Reserve Bank of New York (“Federal Reserve Bank”). Under the terms of the agreement, M&T and M&T Bank are required to submit to the Federal Reserve Bank a revised compliance risk management program designed to ensure compliance with anti-money laundering laws and regulations and to take certain other steps to enhance their compliance practices. M&T has commenced a major initiative, including the hiring of outside consulting firms, intended to fully address those regulator concerns. In view of the potential timeframe required to implement this initiative, demonstrate its efficacy to the satisfaction of the regulators and otherwise meet any other regulatory requirements that may be imposed in connection with these matters, M&T and Hudson City believe that the timeframe for closing the transaction will be extended substantially beyond the date previously expected. Accordingly, M&T and Hudson City extended the date after which either party may elect to terminate the merger agreement if the merger has not yet been completed from August 27, 2013 to January 31, 2014. Nevertheless, there can be no assurances that the merger will be completed by that date.

Recent Legislative and Regulatory Developments

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

On July 31, 2013, the U.S. District Court for the District of Columbia issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the Federal Reserve’s rule concerning electronic debit card transaction fees and network exclusivity arrangements (the “Current Rule”) that were adopted to implement Section 1075 of the Dodd-Frank Act – the so-called “Durbin Amendment.” The Court held that, in adopting the Current Rule, the Federal Reserve violated the Durbin Amendment’s provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are “reasonable and proportional to the costs incurred by the issuer” and therefore the Current Rule’s maximum permissible fees were too high. In addition, the Court held that the Current Rule’s network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. The Court vacated the Current Rule, but stayed its ruling to provide the Federal Reserve an opportunity to replace the invalidated portions. If the Federal Reserve re-issues rules for purposes of implementing the Durbin Amendment in a manner consistent with this decision, the amount of debit card interchange fees the Company would be permitted to charge likely would be reduced. The amount of such reduction cannot be estimated at this time.

In July 2013, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including M&T and M&T Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The New Capital Rules are effective for the Company on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

Among other matters, the New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations, including M&T, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The New Capital Rules also introduce a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the capital standards applicable to the Company will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Company’s periodic regulatory reports in the beginning of 2015. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies, such as M&T, that had $15 billion or more in total consolidated assets as of December 31, 2009. As a result, beginning in 2015, only 25% of M&T’s $1.2 billion of trust preferred securities currently outstanding and expected to be outstanding on the effective date of the New Capital Rules (which is the date of publication in the Federal Register) will be included in Tier 1 capital and in 2016, none of M&T’s trust preferred securities will be included in Tier 1 capital. Trust preferred securities no longer included in M&T’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

With respect to the insured depository institution subsidiaries of the Company, the New Capital Rules revise the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any PCA category.

The New Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.

Management believes that the Company will be able to comply with the targeted capital ratios upon implementation of the revised requirements, as finalized. More specifically, management estimates that the Company’s ratio of CET1 to risk-weighted assets under the New Capital Rules on a fully phased-in basis was approximately 8.10% to 8.15% as of June 30, 2013, reflecting a good faith estimate of the computation of CET1 and the Company’s risk-weighted assets under the methodologies set forth in the New Capital Rules.

The Company’s regulatory capital ratios under risk-based capital rules currently in effect are presented herein under the heading “Capital.”

Supplemental Reporting of Non-GAAP Results of Operations

As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.6 billion at each of June 30, 2013 and December 31, 2012 and $3.7 billion at June 30, 2012. Included in such intangible assets was goodwill of $3.5 billion at each of those dates. Amortization of core deposit and other intangible assets, after tax effect, was $8 million ($.06 per diluted common share) during each of the two most recent quarters, compared with $10 million ($.08 per diluted common share) during the second quarter of 2012. For the six-month periods ended June 30, 2013 and 2012, amortization of core deposit and other intangible assets, after tax effect, totaled $16 million ($.12 per diluted common share) and $20 million ($.16 per diluted common share), respectively.

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

Net operating income totaled $361 million in the second quarter of 2013, compared with $247 million in the corresponding 2012 quarter. Diluted net operating earnings per common share for the recent quarter were $2.65, compared with $1.82 in the second quarter of 2012. Net operating income and diluted net operating earnings per common share were $285 million and $2.06, respectively, in the first quarter of 2013. For the first six months of 2013, net operating income and diluted net operating earnings per common share were $646 million and $4.71, respectively, compared with $466 million and $3.41, respectively, in the similar 2012 period.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.81%, compared with 1.30% and 1.48% in the second quarter of 2012 and first quarter of 2013, respectively. Net operating income represented an annualized return on average tangible common equity of 22.72% in the recently completed quarter, compared with 18.54% and 18.71% in the quarters ended June 30, 2012 and March 31, 2013, respectively. For the first half of 2013, net operating income represented an annualized return on average tangible assets and average tangible common shareholders’ equity of 1.65% and 20.76%, respectively, compared with 1.24% and 17.68%, respectively, in the six-month period ended June 30, 2012.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income totaled $684 million in the recent quarter, up 4% from $655 million in the year-earlier quarter. That improvement reflects a $3.5 billion or 5% rise in average earning assets as compared with the second quarter of 2012, partially offset by a 3 basis point (hundredths of one percent) narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. The rise in average earning assets was attributable to a $4.2 billion increase in average loans outstanding and a $1.1 billion increase in average interest-bearing deposits held at the Federal Reserve Bank, partially offset by a $2.0 billion decline in average balances of investment securities. The higher average loan balances outstanding were largely attributable to increased demand for commercial loans and commercial real estate loans. Taxable-equivalent net interest income was increased by $13 million during the recent quarter, resulting from an improvement in estimated cash flows expected to be collected on acquired loans. Stabilizing economic conditions and better than expected repayments led to a reduction in estimated future credit losses on acquired loans of $130 million, resulting in an approximate 2% increase in projected cash flows that will be recognized as interest income over the remaining terms of those loans. Taxable-equivalent net interest income in the recent quarter was 3% above the $663 million recorded in the initial quarter of 2013. That improvement reflects a $1.6 billion increase in average earning assets, predominantly the result of a $1.9 billion rise in average interest-bearing deposits held at the Federal Reserve Bank, partially offset by a decline in average balances of investment securities of $509 million. The recent quarter’s net interest margin of 3.71% was unchanged from 2013’s first quarter.

For the first six months of 2013, taxable-equivalent net interest income was $1.35 billion, 5% higher than $1.28 billion in the corresponding 2012 period. That increase was largely attributable to higher average earning assets, which rose $3.7 billion or 5% from $69.4 billion in the first half of 2012 to $73.2 billion in the first six months of 2013. Contributing to the growth in average earning assets were higher balances of commercial loans and commercial real estate loans due to increased demand for such loans.

Average loans and leases rose 7% to $66.0 billion in the recent quarter from $61.8 billion in the second quarter of 2012. Commercial loans and leases averaged $17.7 billion in the second quarter of 2013, up $1.6 billion or 10% from $16.1 billion in the year-earlier quarter. Average commercial real estate loans rose 5% to $26.1 billion in the recent quarter from $24.7 billion in the second quarter of 2012. Average residential real estate loans outstanding rose 17% to $10.8 billion in the second quarter of 2013 from $9.2 billion in the corresponding quarter of 2012. Included in that portfolio were loans originated for sale, which averaged $977 million in the recent quarter, compared with $281 million in the second quarter of 2012. The growth in residential real estate loans reflects the Company’s decision during the third quarter of 2011 to retain for portfolio a higher proportion of originated loans. However, beginning in September 2012, the Company again began originating for sale the majority of residential real estate loans originated due to the significant growth in the portfolio and the pending Hudson City acquisition. Average consumer loans and leases totaled $11.4 billion in the recent quarter, $360 million or 3% lower than $11.8 billion in 2012’s second quarter. That decrease was largely due to lower average balances of automobile and home equity loans and outstanding lines of credit.

During the second quarter of 2013, the Company securitized approximately $296 million of residential real estate loans previously originated by the Company and held in its loan portfolio. The residential real estate loans were guaranteed by the Federal Housing Administration (“FHA”), and substantially all of the resulting Government National Mortgage Association (“Ginnie Mae”) mortgage-backed investment securities have been retained by the Company in the held-to-maturity portfolio. An additional $1.0 billion of FHA loans in the Company’s residential real estate loan portfolio will be securitized in the third quarter of 2013 and the resulting Ginnie Mae mortgage-backed securities will largely be retained in the Company’s investment securities portfolio. The Company also expects to securitize up to approximately $1.5 billion of loans held in its consumer loan portfolio during the third quarter of 2013. The Company is securitizing loans to improve its regulatory capital ratios and strengthen its liquidity and risk profile, including the ability to pledge any of the retained assets, as a result of changing regulatory requirements. The fair value of loans to be securitized exceeded their amortized cost at June 30, 2013.

Average loan balances in the recent quarter rose $128 million from the first quarter of 2013. Average outstanding commercial loan and lease balances increased $385 million, or 2%, and average balances of commercial real estate loans rose $136 million, or 1%, while average residential real estate loans declined $336 million, or 3%, and average consumer loans decreased $57 million from 2013’s first quarter. The decline in residential real estate loans reflects payments received and the recent quarter securitization of FHA residential real estate loans. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

Dollars in millions

		Percent increase (decrease) from
	2nd Qtr. 2013	2nd Qtr. 2012	1st Qtr. 2013
Commercial, financial, etc.	$17,713	10%	2%
Real estate – commercial	26,051	5	1
Real estate – consumer	10,806	17	(3)
Consumer
Automobile	2,516	(3)	—
Home equity lines	5,759	(3)	(1)
Home equity loans	424	(27)	(8)
Other	2,710	2	—

Total consumer	11,409	(3)	—

Total	$65,979	7%	—%

For the first six months of 2013, average loans and leases totaled $65.9 billion, $4.8 billion or 8% above $61.2 billion in the similar period of 2012. The most significant factors contributing to that growth were increased demand for commercial loans and commercial real estate loans and the retention of a majority of originated residential real estate loans for portfolio for the first eight months of 2012.

The investment securities portfolio averaged $5.3 billion in the second quarter of 2013, down $2.0 billion from $7.3 billion in the year-earlier quarter and $509 million lower than the $5.8 billion averaged in the initial 2013 quarter. The recent quarter’s decline as compared with the second quarter of 2012 and the first quarter of 2013 was predominantly due to maturities, paydowns and sales of mortgage-backed securities. For the first six months of 2013 and 2012, investment securities averaged $5.5 billion and $7.4 billion, respectively. Late in the recent quarter, the Company undertook certain actions to improve its regulatory capital and liquidity positions in response to evolving regulatory requirements. As a result, approximately $1.0 billion of privately issued MBS held in the available-for-sale portfolio were sold, as were the Company’s holdings of Visa and MasterCard common stock. In the second quarter of 2013, the Company securitized approximately $296 million of residential real estate loans guaranteed by the FHA and substantially all of the resulting Ginnie Mae securities were added to the held-to-maturity investment securities portfolio. An additional $1.0 billion of similar FHA loans will be securitized in the third quarter and the resulting Ginnie Mae securities will also be largely retained by the Company. The expected securitization of those residential real estate loans had no effect on the Company’s results of operations in the recent quarter as the fair value of the loans exceeded their amortized cost. The Company also began originating FHA residential real estate loans for purposes of securitizing such loans into Ginnie Mae mortgage-backed securities that will be retained in the Company’s investment securities portfolio. Approximately $627 million of such loans were securitized and substantially all of the resulting Ginnie Mae securities were added to the held-to-maturity portfolio in the recent quarter. The Ginnie Mae securities added to the held-to-maturity investment securities portfolio in the second quarter of 2013 added approximately $227 million to average investment securities balances in the quarter. The investment securities portfolio is largely comprised of residential MBS, debt securities issued by municipalities, trust preferred securities issued by certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to the risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination.

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” Nevertheless, there were no other-than-temporary impairment charges recognized in the second quarter of 2013. Other-than-temporary impairment charges recognized during the quarters ended March 31, 2013 and June 30, 2012 were $10 million and $16 million, respectively. Such impairment charges related to certain privately issued MBS backed by residential and commercial real estate loans. Persistently high unemployment, loan delinquencies and foreclosures that led to a backlog of homes held for sale by financial institutions and others were significant factors contributing to the recognition of the other-than-temporary impairment charges related to the MBS. As noted earlier, substantially all of the privately issued MBS held in the available-for-sale investment securities portfolio were sold late in the second quarter of 2013. The impairment charges in the second quarter of 2012 and the initial 2013 quarter predominantly related to a subset of the sold MBS. Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-earning deposits at the Federal Reserve Bank and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $2.7 billion in the recent quarter, compared with $1.4 billion and $684 million in the second quarter of 2012 and the first quarter of 2013, respectively. Interest-bearing deposits at banks averaged $2.4 billion in the second quarter of 2013, compared with $1.2 billion in the year-earlier period and $527 million in the initial 2013 quarter. The higher level of such deposits in the recent quarter was due, in part, to increased Wilmington Trust-related customer deposits and the proceeds from the sales of investment securities during the quarter. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.

As a result of the changes described herein, average earning assets totaled $74.0 billion in the recent quarter, compared with $70.4 billion in the similar quarter of 2012 and $72.3 billion in the first quarter of 2013. Average earning assets totaled $73.2 billion and $69.4 billion during the six-month periods ended June 30, 2013 and 2012, respectively.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits averaged $63.7 billion in the second quarter of 2013, up 8% from $58.7 billion in the year-earlier quarter and 3% higher than $61.9 billion in the first quarter of 2013. Average core deposits of Wilmington Trust, National Association (“Wilmington Trust, N.A.”), a wholly owned bank subsidiary of M&T, including both noninterest-bearing trust deposits and certificates of deposit of $250,000 or less generated on a nationwide basis, were $1.5 billion, $1.7 billion and $1.0 billion during the three-month periods ended June 30, 2013, June 30, 2012 and March 31, 2013, respectively. The growth in core deposits since the second quarter of 2012 was due, in part, to the lack of attractive alternative investments available to the Company’s customers resulting from lower interest rates and from the economic environment in the U.S. and higher balances held on behalf of trust customers. The low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have generally increased. The following table provides an analysis of quarterly changes in the components of average core deposits. For the six-month periods ended June 30, 2013 and 2012, core deposits averaged $62.8 billion and $57.5 billion, respectively.

AVERAGE CORE DEPOSITS

Dollars in millions

		Percent increase (decrease) from
	2nd Qtr. 2013	2nd Qtr. 2012	1st Qtr. 2013
NOW accounts	$918	12%	6%
Savings deposits	35,546	10	3
Time deposits $250,000 or less	3,496	(19)	(5)
Noninterest-bearing deposits	23,744	11	3

Total	$63,704	8%	3%

Additional funding sources for the Company included branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits. Time deposits over $250,000, excluding brokered certificates of deposit, averaged $318 million in the second quarter of 2013, compared with $419 million and $329 million in the year-earlier quarter and the first quarter of 2013, respectively. Cayman Islands office deposits averaged $326 million, $457 million and $858 million for the three-month periods ended June 30, 2013, June 30, 2012 and March 31, 2013, respectively. Brokered time deposits averaged $396 million in the recent quarter, compared with $808 million in the second quarter of 2012 and $431 million in the initial 2013 quarter. The Company also had brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged $936 million during the recent quarter, compared with $1.1 billion and $1.0 billion during the second quarter of 2012 and the first quarter of 2013, respectively. The levels of brokered NOW and brokered money-market deposit accounts reflect the demand for such deposits, largely resulting from the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. The level of Cayman Islands office deposits and brokered time deposits are also reflective of customer demand. Additional amounts of such deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank and others as sources of funding. Average short-term borrowings totaled $343 million in the recent quarter, compared with $875 million in the second quarter of 2012 and $637 million in the initial quarter of 2013. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $239 million and $716 million in the second quarters of 2013 and 2012, respectively, compared with $500 million in the first quarter of 2013. Overnight federal funds borrowings represented the largest component of short-term borrowings and totaled $219 million at June 30, 2013, $821 million at June 30, 2012 and $939 million at December 31, 2012.

Long-term borrowings averaged $5.1 billion in the recent quarter, compared with $6.1 billion in the second quarter of 2012 and $4.7 billion in the initial 2013 quarter. Included in average long-term borrowings were amounts borrowed from the Federal Home Loan Bank (“FHLB”) of New York, the FHLB of Atlanta and the FHLB of Pittsburgh of $30 million in each of the first and second quarters of 2013 and $1.1 billion in the second quarter of 2012, and subordinated capital notes of $1.6 billion in the recent quarter, $2.2 billion in the second quarter of 2012 and $1.8 billion in the initial quarter of 2013. During the first quarter of 2013, M&T Bank initiated a Bank Note Program whereby M&T Bank may offer up to $5 billion of unsecured senior and subordinated notes, which will mature 270 days or more from their date of issue. During March 2013, three-year floating rate senior notes due March 2016 were issued for $300 million and five-year 1.45% fixed rate senior notes due March 2018 were issued for $500 million. On April 15, 2013, $250 million of 4.875% subordinated notes of the Company matured and were redeemed. On July 2, 2012, the Company redeemed $400 million of subordinated capital notes of M&T Bank that were due to mature in 2013, as such notes had ceased to qualify as regulatory capital during the one-year period before their contractual maturity date. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of June 30, 2013, interest rate swap agreements were used to hedge approximately $900 million of fixed rate subordinated notes and $500 million of fixed rate senior notes. Further information on interest rate swap agreements is provided in note 10 of Notes to Financial Statements. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.2 billion in each of the quarters ended June 30, 2013, June 30, 2012 and March 31, 2013. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements.

Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.4 billion during each of the second quarters of 2013 and 2012 and the first quarter of 2013. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.48% in the second quarter of 2013, compared with 3.49% in the year-earlier quarter. The yield on earning assets during the recent quarter was 4.10%, down 15 basis points from 4.25% in the second quarter of 2012, while the rate paid on interest-bearing liabilities declined 14 basis points to .62% from .76% in the second quarter of 2012. In the initial quarter of 2013, the net interest spread was 3.49%, the yield on earning assets was 4.13% and the rate paid on interest-bearing liabilities was .64%. For the first six months of 2013, the net interest spread was 3.49%, up 3 basis points from the similar 2012 period. The yield on earning assets and the rate paid on interest-bearing liabilities were 4.12% and .63%, respectively, during the first six months of 2013, compared with 4.24% and .78%, respectively, in the corresponding 2012 period.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $26.6 billion in the recent quarter, compared with $23.3 billion in the second quarter of 2012 and $25.4 billion in the first quarter of 2013. The increases in net interest-free funds in the two most recent quarters as compared with the second quarter of 2012 were predominantly the result of higher average balances of noninterest-bearing deposits. Such deposits averaged $23.7 billion, $21.4 billion and $23.0 billion in the quarters ended June 30, 2013, June 30, 2012 and March 31, 2013, respectively. During the first six months of 2013 and 2012, average net interest-free funds aggregated $26.0 billion and $22.4 billion, respectively. Goodwill and core deposit and other intangible assets averaged $3.6 billion during the quarters ended June 30, 2013 and March 31, 2013, compared with $3.7 billion during the quarter ended June 30, 2012. The cash surrender value of bank owned life insurance averaged $1.6 billion in each of the three-month periods ended June 30, 2013, June 30, 2012 and March 31, 2013. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .23% in the recent quarter, compared with .25% in the second quarter of 2012 and .22% in the initial quarter of 2013. That contribution for the first six months of 2013 and 2012 was .22% and .25%, respectively.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.71% in each of the two most recent quarters, compared with 3.74% in the year-earlier quarter. During each of the first six months of 2013 and 2012, the net interest margin was 3.71%. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin. In particular, the relatively low interest rate environment continues to exert downward pressure on yields on loans, investment securities and other earning assets.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.4 billion at June 30, 2013, compared with $900 million at each of June 30, 2012, December 31, 2012 and March 31, 2013. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended June 30, 2013 and 2012 and the quarter ended March 31, 2013 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $114 million at June 30, 2013, $150 million at June 30, 2012, $134 million at March 31, 2013 and $143 million at December 31, 2012. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of June 30, 2013 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $79 million of collateral with the Company.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 4.42% and 1.27%, respectively, at June 30, 2013. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

Dollars in thousands

	Three months ended June 30
	2013		2012
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(9,578)	(.08)	(9,069)	(.08)

Net interest income/margin	$9,578	.05%	$9,069	.05%

Average notional amount	$932,967		$900,000

Rate received(b)		5.91%		6.11%
Rate paid(b)		1.79%		2.05%

	Six months ended June 30
	2013		2012
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(19,092)	(.08)	(18,058)	(.08)

Net interest income/margin	$19,092	.05%	$18,058	.05%

Average notional amount	$916,575		$900,000

Rate received(b)		6.03%		6.11%
Rate paid(b)		1.83%		2.07%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. M&T’s banking subsidiaries have access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank, the previously noted Bank Note Program, and other available borrowing facilities. The Company has, from time to time, issued subordinated capital notes to provide liquidity and enhance regulatory capital ratios. Such notes qualify for inclusion in the Company’s total capital as defined by Federal regulators. However, pursuant to the Dodd-Frank Act, the Company’s junior subordinated debentures associated with trust preferred securities will be phased-out of the definition of Tier 1 capital. Effective January 1, 2015, 75% of such junior subordinated debentures will be excluded from the Company’s Tier 1 capital, and beginning January 1, 2016, 100% will be excluded. The amounts excluded from Tier 1 capital will be includable in total capital.

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $219 million, $821 million and $939 million at June 30, 2013, June 30, 2012 and December 31, 2012, respectively. In general, those borrowings were unsecured and matured on the next business day. In addition to satisfying customer demand, Cayman Islands office deposits and brokered certificates of deposits may be used by the Company as an alternative to short-term borrowings. Cayman Islands office deposits also generally mature on the next business day and totaled $284 million at June 30, 2013, $366 million at June 30, 2012 and $1.0 billion at December 31, 2012. Outstanding brokered time deposits at June 30, 2013,

June 30, 2012 and December 31, 2012 were $361 million, $748 million and $462 million, respectively. At June 30, 2013, the weighted-average remaining term to maturity of brokered time deposits was 3 months. The Company also has brokered NOW and brokered money-market deposit accounts which aggregated $1.2 billion, $1.0 billion and $1.1 billion at June 30, 2013, June 30, 2012 and December 31, 2012, respectively.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $5 million and $13 million at June 30, 2013 and 2012, respectively, and $7 million at December 31, 2012. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $2.0 billion at June 30, 2013, compared with $1.9 billion at each of June 30 and December 31, 2012. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at June 30, 2013 approximately $870 million was available for payment of dividends to M&T from banking subsidiaries. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 5 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, on which there were no borrowings outstanding at June 30, 2013 or at December 31, 2012.

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

The accompanying table as of June 30, 2013 and December 31, 2012 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
Changes in interest rates	June 30, 2013	December 31, 2012
+200 basis points	$209,054	210,030
+100 basis points	107,031	117,198
-100 basis points	(80,264)	(69,687)
-200 basis points	(108,729)	(90,333)

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

Changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. That impact is most notable on the values assigned to some of the Company’s investment securities. Information about the fair valuation of investment securities is presented herein under the heading “Capital” and in notes 3 and 12 of Notes to Financial Statements.

The Company engages in trading activities to meet the financial needs of customers, to fund the Company’s obligations under certain deferred compensation plans and, to a limited extent, to profit from perceived market opportunities. Financial instruments utilized in trading activities consist predominantly of interest rate contracts, such as swap agreements, and forward and futures contracts related to foreign currencies, but have also included forward and futures contracts related to MBS and investments in U.S. Treasury and other government securities, MBS, mutual funds and, as previously described, a limited number of VRDBs. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The fair values of the offsetting trading positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 10 of Notes to Financial Statements. The amounts of gross and net trading positions, as well as the type of trading activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by management and approved by M&T’s Board of Directors. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading activities.

The notional amounts of interest rate contracts entered into for trading purposes totaled $15.4 billion at June 30, 2013, compared with $15.0 billion at June 30, 2012 and $15.5 billion at December 31, 2012. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $995 million at June 30, 2013, compared with $1.4 billion at June 30, 2012 and $869 million at December 31, 2012. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities totaled $378 million and $278 million, respectively, at June 30, 2013, $545 million and $430 million, respectively, at June 30, 2012, and $489 million and $374 million, respectively, at December 31, 2012. Included in trading account assets were assets related to deferred compensation plans totaling $26 million and $34 million at June 30, 2013 and 2012, respectively, and $36 million at December 31, 2012. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at each of June 30, 2013 and December 31, 2012 were $30 million of liabilities related to deferred compensation plans, while at June 30, 2012 liabilities related to deferred compensation plans totaled $31 million. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

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

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the second quarter of 2013 was $57 million, compared with $60 million in the year-earlier quarter and $38 million in the first quarter of 2013. For the six-month periods ended June 30, 2013 and 2012, the provision for credit losses was $95 million and $109 million, respectively. While the Company has experienced improvement in its credit metrics during the past two years, sluggish economic activity, relatively high unemployment rates, generally depressed real estate valuations and higher than normal levels of delinquencies and charge-offs have significantly affected the quality of the Company’s loan portfolios. In particular, the Company’s alternative (“Alt-A”) residential real estate loan portfolio and its residential real estate builder and developer loan portfolio experienced the majority of the credit problems related to the turmoil in the residential real estate market place in recent years. Alt-A loans represent residential real estate loans that at origination typically included some form of limited borrower documentation requirements as compared with more traditional residential real estate loans. Loans in the Company’s Alt-A portfolio were originated by the Company prior to 2008. The Company also experienced higher levels of commercial loan and consumer loan charge-offs over the past several years due to, among other things, higher unemployment levels and the recessionary economy.

Net loan charge-offs were $57 million in the recent quarter, compared with $52 million in the second quarter of 2012 and $37 million in the first 2013 quarter. Net charge-offs as an annualized percentage of average loans and leases were .35% in the second quarter of 2013, compared with .34% and .23% in the quarters ended June 30, 2012 and March 31, 2013, respectively. Net charge-offs for the six-month period ended June 30 aggregated $94 million in 2013 and $100 million in 2012, representing .29% and .33%, respectively, of average loans and leases. A summary of net charge-offs by loan type follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

In thousands

	2013
			Year
	1st Qtr.	2nd Qtr.	to-date
Commercial, financial, etc.	$6,788	44,631	51,419
Real estate:
Commercial	8,773	(7,161)	1,612
Residential	3,721	3,373	7,094
Consumer	17,461	16,209	33,670

	$36,743	57,052	93,795

	2012
			Year
	1st Qtr.	2nd Qtr.	to-date
Commercial, financial, etc.	$4,870	13,648	18,518
Real estate:
Commercial	8,823	11,724	20,547
Residential	10,844	9,619	20,463
Consumer	23,747	16,987	40,734

	$48,284	51,978	100,262

Reflected in net charge-offs of commercial loans in the recent quarter were $30 million of charge-offs for a relationship with a motor vehicle-related parts wholesaler. Included in net recoveries of commercial real estate loans in the recent quarter were net recoveries of previously charged-off loans to residential homebuilders and developers of $9 million, compared with net charge-offs of such loans of $11 million and $2 million for the quarters ended June 30, 2012 and March 31, 2013, respectively. Reflected in net charge-offs of residential real estate loans were net charge-offs of Alt-A first mortgage loans of $2 million in the second quarter of 2013, compared with $5 million in the year-earlier quarter and $4 million in the initial quarter of 2013. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended June 30, 2013, June 30, 2012 and March 31, 2013, respectively, of: automobile loans of $3 million, $2 million and $3 million; recreational vehicle loans of $3 million, $4 million and $4 million; and home equity loans and lines of credit, including Alt-A second lien loans, of $5 million, $7 million and $6 million. Including both first and second lien mortgages, net charge-offs of Alt-A loans totaled $2 million for the quarter ended June 30, 2013, $6 million for the quarter ended June 30, 2012 and $4 million for the quarter ended March 31, 2013.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of loans. The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet. The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans obtained in acquisitions subsequent to 2008 was $4.9 billion, $7.1 billion, $5.8 billion and $5.3 billion at June 30, 2013, June 30, 2012, December 31, 2012 and March 31, 2013, respectively. The portion of the nonaccretable balance related to remaining principal losses as well as life-to-date principal losses charged against the nonaccretable balance as of June 30, 2013 and December 31, 2012 are presented in the accompanying table.

	Nonaccretable balance - principal
	Remaining balance		Life-to-date charges
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(in thousands)
Commercial, financing, leasing, etc.	$36,255	40,198	65,585	63,190
Commercial real estate	141,587	285,681	272,478	262,062
Residential real estate	32,294	36,471	50,642	46,842
Consumer	38,173	50,856	70,003	63,132

Total	$248,309	413,206	458,708	435,226

The Company regularly reviews its cash flow projections for acquired loans, including its estimates of lifetime principal losses. In general, based largely on stabilizing economic conditions, the estimates of cash flows expected to be generated by acquired loans increased during the recent quarter by approximately 2%, or $143 million. That improvement reflected a lowering of estimated principal losses by approximately $130 million, largely driven by a $125 million decrease in expected principal losses in the acquired commercial real estate loan portfolio. The increases in projected cash flows, including both the $130 million of principal referred to above and interest payments related thereto, resulted in a $143 million transfer from the nonaccretable balance to the accretable yield. Approximately $13 million of that transfer was recognized as interest income during the quarter ended June 30, 2013. The remainder will be recognized as interest income in subsequent periods.

Nonaccrual loans totaled $965 million or 1.46% of total loans and leases outstanding at June 30, 2013, compared with $968 million or 1.54% at June 30, 2012, $1.01 billion or 1.52% at December 31, 2012, and $1.05 billion or 1.60% at March 31, 2013. The decline in nonaccrual loans at the recent quarter-end as compared with March 31, 2013 was largely due to lower commercial loans in nonaccrual status. The increase in nonaccrual loans from December 31, 2012 to March 31, 2013 was partially attributable to the Company’s ability to now identify home equity loans and lines of credit as nonaccrual when those loans are less than ninety days past due but the related senior lien loan that is not owned by the Company is more than ninety days past due. The incorporation of that additional information did not have a significant impact on the Company’s provision or allowance for credit losses.

Accruing loans past due 90 days or more (excluding acquired loans) were $340 million or .52% of total loans and leases at June 30, 2013, compared with $275 million or .44% at June 30, 2012, $358 million or .54% at December 31, 2012 and $331 million or .50% at March 31, 2013. Those loans included loans guaranteed by government-related entities of $315 million at June 30, 2013, $255 million at June 30, 2012, $316 million at December 31, 2012 and $312 million at March 31, 2013. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government–related entities and totaled $284 million at each of March 31 and June 30, 2013, $242 million at June 30, 2012 and $294 million at December 31, 2012.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $395 million at June 30, 2013, or .60% of total loans. Purchased impaired loans totaled $561 million and $447 million at June 30 and December 31, 2012. The decline in such loans during the first half of 2013 was predominantly the result of payments received from customers.

Acquired accruing loans past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Such loans totaled $156 million at June 30, 2013, compared with $162 million at June 30, 2012 and $167 million at December 31, 2012.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, M&T has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $200 million, $154 million and $167 million at June 30, 2013, June 30, 2012 and December 31, 2012, respectively.

Nonaccrual commercial loans and leases aggregated $145 million at June 30, 2013, $153 million at June 30, 2012, $152 million at December 31, 2012 and $204 million at March 31, 2013. The higher level of commercial loans classified as nonaccrual at the end of the first quarter of 2013 as compared with December 31, 2012 was the result of the addition during 2013’s initial quarter of one relationship with a motor vehicle-related parts wholesaler with outstanding balances of $59 million at that time. The decline in nonaccrual commercial loans from March 31 to June 30, 2013 reflects a $30 million charge-off related to the relationship with the motor vehicle-related parts wholesaler noted above. Commercial real estate loans classified as nonaccrual totaled $369 million at June 30, 2013, $440 million at June 30, 2012, $412 million at December 31, 2012 and $393 million at March 31, 2013. Reflected in such nonaccrual loans were loans to residential homebuilders and developers totaling $132 million and $240 million at June 30, 2013 and June 30, 2012, respectively, $182 million at December 31, 2012 and $167 million at March 31, 2013. Information about the location of nonaccrual and charged–off loans to residential real estate builders and developers as of and for the three-month period ended June 30, 2013 is presented in the accompanying table.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

	June 30, 2013			Quarter ended June 30, 2013
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances(a)	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
New York	$242,030	$8,469	3.50%	$(1)	—%
Pennsylvania	183,720	52,498	28.58	406	.88
Mid-Atlantic	516,290	67,645	13.10	(9,372)	(6.59)
Other	201,967	5,742	2.84	(259)	(.50)

Total	$1,144,007	$134,354	11.74%	$(9,226)	(3.13)%

(a)	Includes approximately $33 million of loans not secured by real estate, of which approximately $2 million are in nonaccrual status.

Residential real estate loans classified as nonaccrual were $339 million at June 30, 2013, compared with $276 million at June 30, 2012, $345 million at December 31, 2012 and $341 million at March 31, 2013. The increase in such nonaccrual loans from June 30, 2012 was predominantly related to the addition during the fourth quarter of 2012 of $64 million of loans to one customer that are secured by residential real estate. Depressed real estate values and high levels of delinquencies have contributed to the higher than historical levels of residential real estate loans classified as nonaccrual. Included in residential real estate loans classified as nonaccrual were Alt-A loans of $85 million, $101 million, $96 million and $88 million at June 30, 2013, June 30, 2012, December 31, 2012 and March 31, 2013, respectively. Residential real estate loans past due 90 days or more and accruing interest (excluding acquired loans) totaled $313 million at each of June 30, 2013 and December 31, 2012, compared with $252 million at June 30, 2012 and $309 million at March 31, 2013. A substantial portion of such amounts related to loans guaranteed by government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended June 30, 2013 is presented in the accompanying table.

Nonaccrual consumer loans totaled $112 million and $99 million at June 30, 2013 and 2012, respectively, compared with $104 million at December 31, 2012 and $114 million at March 31, 2013. The increases in such nonaccrual loans at the two most recent quarter-ends as compared with June 30 and December 31, 2012 were largely the result of the previously noted change in the method of identifying nonaccrual home equity loans and lines of credit to reflect the repayment performance of the related senior lien loan that is not owned by the Company. Included in nonaccrual consumer loans at June 30, 2013, June 30, 2012, December 31, 2012 and March 31, 2013 were automobile loans of $21 million, $24 million, $25 million and $20 million, respectively; recreational vehicle loans of $9 million, $10 million, $10 million and $11 million, respectively; and outstanding balances of home equity loans and lines of credit, including junior lien Alt-A loans, of $70 million, $55 million, $58 million and $72 million, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended June 30, 2013 is presented in the accompanying table.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

	June 30, 2013			Quarter ended June 30, 2013
		Nonaccrual		Net charge-offs (recoveries)
					Annualized percent of
			Percent of		average
	Outstanding		outstanding		outstanding
	balances	Balances	balances	Balances	balances
	(dollars in thousands)
Residential mortgages:
New York	$4,029,007	$68,482	1.70%	$801	.08%
Pennsylvania	1,360,694	17,982	1.32	87	.02
Mid-Atlantic	2,315,506	35,333	1.53	405	.07
Other	2,244,512	130,412	5.81	391	.06

Total	$9,949,719	$252,209	2.53%	$1,684	.07%

Residential construction loans:
New York	$7,030	$392	5.58%	$(1)	(.05)%
Pennsylvania	1,588	261	16.44	—	—
Mid-Atlantic	10,221	34	.33	—	—
Other	18,642	1,137	6.10	(86)	(1.82)

Total	$37,481	$1,824	4.87%	$(87)	(.94)%

Alt-A first mortgages:
New York	$67,231	$18,503	27.52%	$574	3.38%
Pennsylvania	12,731	3,050	23.96	21	.63
Mid-Atlantic	80,057	12,139	15.16	77	.38
Other	252,530	51,700	20.47	1,104	1.72

Total	$412,549	$85,392	20.70%	$1,776	1.69%

Alt-A junior lien:
New York	$1,620	$167	10.31%	$8	1.93%
Pennsylvania	471	36	7.64	—	—
Mid-Atlantic	3,475	176	5.06	—	—
Other	8,732	545	6.24	406	18.11

Total	$14,298	$924	6.46%	$414	11.36%

First lien home equity loans:
New York	$29,060	$1,497	5.15%	$51	1.03%
Pennsylvania	94,746	2,700	2.85	60	.27
Mid-Atlantic	117,136	811	.69	248	1.08
Other	3,127	127	4.06	—	—

Total	$244,069	$5,135	2.10%	$359	.71%

First lien home equity lines:
New York	$1,360,505	$4,794	.35%	$539	.21%
Pennsylvania	825,242	3,844	.47	121	.07
Mid-Atlantic	852,349	2,858	.34	93	.06
Other	32,213	1,136	3.52	—	—

Total	$3,070,309	$12,632	.41%	$753	.12%

Junior lien home equity loans:
New York	$22,570	$3,123	13.84%	$16	.18%
Pennsylvania	28,817	948	3.29	121	1.20
Mid-Atlantic	87,549	1,230	1.40	173	.57
Other	10,382	169	1.63	60	1.97

Total	$149,318	$5,470	3.66%	$370	.72%

Junior lien home equity lines:
New York	$979,609	$32,325	3.30%	$1,845	.57%
Pennsylvania	397,668	3,857	.97	477	.37
Mid-Atlantic	1,244,401	6,754	.54	775	.22
Other	72,965	3,391	4.65	12	.05

Total	$2,694,643	$46,327	1.72%	$3,109	.37%

Real estate and other foreclosed assets were $82 million at June 30, 2013, compared with $116 million at June 30, 2012, $104 million at December 31, 2012 and $96 million at March 31, 2013. At June 30, 2013, the Company’s holding of residential real estate-related properties comprised 58% of foreclosed assets.

A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

Dollars in thousands

	2013 Quarters		2012 Quarters
	Second	First	Fourth	Third	Second
Nonaccrual loans	$964,906	1,052,794	1,013,176	925,231	968,328
Real estate and other foreclosed assets	82,088	95,680	104,279	112,160	115,580

Total nonperforming assets	$1,046,994	1,148,474	1,117,455	1,037,391	1,083,908

Accruing loans past due 90 days or more(a)	$340,467	331,283	358,397	309,420	274,598

Government guaranteed loans included in totals above:
Nonaccrual loans	$69,508	63,385	57,420	54,583	48,712
Accruing loans past due 90 days or more	315,281	311,579	316,403	280,410	255,495

Renegotiated loans	$263,351	272,285	271,971	266,526	267,111

Acquired accruing loans past due 90 days or more(b)	$155,686	157,068	166,554	161,424	162,487

Purchased impaired loans(c):
Outstanding customer balance	$725,196	790,048	828,571	978,731	1,037,458
Carrying amount	394,697	425,232	447,114	528,001	560,700

Nonaccrual loans to total loans and leases, net of unearned discount	1.46%	1.60%	1.52%	1.44%	1.54%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.59%	1.74%	1.68%	1.62%	1.72%
Accruing loans past due 90 days or more (a) to total loans and leases, net of unearned discount	.52%	.50%	.54%	.48%	.44%

(a)	Excludes acquired loans. Predominantly residential mortgage loans.
(b)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans that were impaired at acquisition date and recorded at fair value.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of June 30, 2013 in light of: (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company. While there has been general improvement in economic conditions, concerns continue to exist about the strength of such improvement in both national and international markets; the level and volatility of energy prices; the slowly strengthening housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment; continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 60% of the Company’s loans are to customers in New York State and Pennsylvania); and continued uncertainty about possible responses to state and local government budget deficits.

The Company utilizes a loan grading system which is applied to all commercial and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Reflecting more stable economic conditions in the regions served by the Company and continued workouts of problem credits, criticized commercial loans and commercial real estate loans improved to $2.1 billion at June 30, 2013 from $2.3 billion at March 31, 2013, $2.4 billion at December 31, 2012 and $2.5 billion at June 30, 2012. Loan officers with the support of loan review personnel in different geographic locations are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective geographic regions. On a quarterly basis, the Company’s centralized loan review department reviews all criticized commercial and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. At June 30, 2013, approximately 54% of the Company’s home equity portfolio consisted of first lien loans and lines of credit. Of the remaining junior lien loans in the portfolio, approximately 76% (or approximately 35% of the aggregate home equity portfolio) consisted of junior lien loans and lines of credit that were behind a first lien mortgage loan that was not owned or serviced by the Company. As a result of ongoing efforts to obtain reliable updated information as to whether the related senior lien loans not owned by the Company are still outstanding, the Company reclassified approximately $897 million of home equity loans and lines of credit from junior lien to senior lien status in the second quarter of 2013. The Company was able to successfully determine that those loans and lines of credit that it had originated as junior lien loans were no longer in a subordinate lien position based on recent public lien records and credit bureau information. Those reclassified loans were predominantly performing in accordance with their contractual terms and the change in classification did not have a significant impact on the Company’s determination of the allowance for credit losses. To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. At June 30, 2013 and March 31, 2013, the balances of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance were $28 million and $24 million, respectively, compared with $7 million at December 31, 2012 when such determination was based only on the status of related senior lien loans that were owned or serviced by the Company. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. Additionally, the Company generally evaluates home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. In determining the amount of such charge-offs, if the Company does not know the precise amount of the remaining first lien mortgage loan (typically because the Company does not own or service the first lien loan), the Company assumes that the first lien mortgage loan has had no principal amortization since the origination of the junior lien loan. Similarly, data used in estimating incurred losses for purposes of determining the allowance for credit losses also assumes no reductions in outstanding principal of remaining first lien loans since the origination of the junior lien loan. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At June 30, 2013, approximately 96% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 17% were making contractually allowed payments that do not include any repayment of principal.

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

In determining the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases. In quantifying incurred losses, the Company considers the factors and uses the techniques described herein and in note 4 of Notes to Financial Statements. For purposes of determining the level of the allowance for credit losses, the Company segments its loan and lease portfolio by loan type. The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan by loan analysis of commercial loans and commercial real estate loans in nonaccrual status. Measurement of the specific loss components is typically based on expected future cash flows, collateral values or other factors that may impact the borrower’s ability to pay. Losses associated with residential real estate loans and consumer loans are generally determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. These forecasts give consideration to overall borrower repayment performance and current geographic region changes in collateral values using third party published historical price indices or automated valuation methodologies. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a junior lien position. Approximately 46% of the Company’s home equity portfolio consists of junior lien loans and lines of credit. The Company generally evaluates residential real estate loans and home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. Except for consumer loans and leases and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively and loans obtained in acquisition transactions, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more and has been placed in nonaccrual status. Those impaired loans are evaluated for specific loss components. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Loans less than 90 days delinquent are deemed to have a minimal delay in payment and are generally not considered to be impaired. Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The impact of estimated future credit losses represents the predominant difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition. Subsequent decreases to those expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Additional information regarding the Company’s process for determining the allowance for credit losses is included in note 4 of Notes to Financial Statements.

Management believes that the allowance for credit losses at June 30, 2013 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $927 million, or 1.41% of total loans and leases at each of March 31 and June 30, 2013, compared with $917 million or 1.46% at June 30, 2012 and $926 million or 1.39% at December 31, 2012. The ratio of the allowance to total loans and leases at each respective date reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value based on estimated future cash flows expected to be received on those loans. Those cash flows reflect the impact of expected defaults on customer repayment performance. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans was 96% at June 30, 2013, compared with 95% a year earlier, 91% at December 31, 2012 and 88% at March 31, 2013. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in determining the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $509 million in the second quarter of 2013, compared with $392 million in the year-earlier quarter and $433 million in the first quarter of 2013. Reflected in those amounts were net gains on investment securities of $56 million in the recent quarter, compared with net losses of $17 million and $10 million in the second quarter of 2012 and initial 2013 quarter, respectively. During the second quarter of 2013, the Company sold privately issued MBS held in its available-for-sale portfolio having an amortized cost of approximately $1.0 billion, resulting in a net pre-tax loss of $46 million. The Company decided to sell the privately issued MBS in the recent quarter in order to improve its regulatory capital and liquidity position through reduced exposure to such relatively higher risk, less liquid, securities in favor of lower risk, highly liquid, Ginnie Mae securities. The Company also realized a $103 million pre-tax gain from the sale of its holdings of Visa and MasterCard common stock that it had received at no cost as part of the restructuring of those companies several years earlier. Realized gains and losses from sales of investment securities were not significant in the three-month periods ended June 30, 2012 and March 31, 2013. Included in net securities gains and losses in the second quarter of 2012 and the initial 2013 quarter were other-than-temporary impairment charges of $16 million and $10 million, respectively. Those other-than-temporary impairment charges were predominantly related to a subset of the same privately issued MBS that were sold in the recent quarter and reflected the impact of lower real estate values and higher delinquencies on real estate loans underlying those impaired securities.

Excluding gains and losses on bank investment securities (including other-than-temporary impairment losses) in all periods, other income totaled $452 million in the second quarter of 2013, compared with $408 million in the year-earlier quarter and $443 million in the first quarter of 2013. The most significant contributor to the rise in such income in the recent quarter as compared with the second quarter of 2012 was higher mortgage banking revenues.

Mortgage banking revenues were $91 million in the recently completed quarter, up from $70 million in the year-earlier quarter, but down slightly from $93 million in the first quarter of 2013. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $66 million in the recent quarter, compared with $47 million in the year-earlier period and $76 million in the initial quarter of 2013. The higher level of residential mortgage banking revenues in the recent quarter as compared with the second quarter of 2012 was due to increased volumes of loans originated for sale. Those higher volumes reflect increased refinancing activity by consumers in light of the low interest rate environment. Loans originated for sale include the impact of the Company’s involvement in the U.S. government’s Home Affordable Refinance Program (“HARP 2.0”), which allows homeowners to refinance their Fannie Mae or Freddie Mac mortgages when the value of their home has fallen such that they have little or no equity. The HARP 2.0 program was set to expire December 31, 2013, but was extended and will now be available to borrowers through December 31, 2015. As compared with 2013’s initial quarter, the recent quarter decline in residential mortgage banking revenues reflects lower volumes of loans originated for sale and narrower margins related to such loans.

New commitments to originate residential mortgage loans to be sold were approximately $1.8 billion in the recent quarter, compared with $856 million and $1.9 billion in the second quarter of 2012 and the first quarter of 2013, respectively. Included in those commitments to originate residential mortgage loans to be sold were HARP 2.0 commitments of $375 million, $492 million and $480 million during the quarters ended June 30, 2013, June 30, 2012 and March 31, 2013, respectively. Realized gains from sales of residential mortgage loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase mortgage loans originated for sale) and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $40 million in the recently completed quarter, compared with gains of $20 million in the second quarter of 2012 and $50 million in the first quarter of 2013.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues were reduced by approximately $5 million during each of the three-month periods ended June 30, 2013 and March 31, 2013 and by approximately $10 million during the three months ended June 30, 2012 related to the actual or anticipated settlement of repurchase obligations.

From July 2011 through August 2012, the Company originated the majority of residential real estate loans to be held in its loan portfolio, rather than selling such loans. The loans conform to Fannie Mae and Freddie Mac underwriting guidelines. Retaining those residential real estate loans offset the impact of the declining investment securities portfolio resulting from maturities and paydowns of residential MBS while providing high quality assets earning a reasonable yield. The decision to retain for portfolio the majority of such loans originated rather than selling them resulted in a reduction of residential mortgage banking revenues of approximately $22 million during the three-month period ended June 30, 2012.

Loans originated for sale that are secured by residential real estate aggregated $809 million at June 30, 2013, $333 million at June 30, 2012 and $1.2 billion at December 31, 2012. In addition to those loans originated for sale, the Company intends to securitize approximately $1.0 billion of residential real estate loans into Ginnie Mae mortgage-backed securities during the third quarter of 2013. Commitments to sell residential mortgage loans and commitments to originate residential mortgage loans for sale at pre-determined rates were $2.6 billion and $896 million, respectively, at June 30, 2013, $825 million and $771 million, respectively, at June 30, 2012, and $2.3 billion and $1.6 billion, respectively, at December 31, 2012. Net recognized unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $45 million and $34 million at June 30, 2013 and 2012, respectively, and $83 million at December 31, 2012. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net decreases in revenues of $12 million in the recent quarter and $26 million in the initial quarter of 2013, and a net increase in revenues of $21 million in the second quarter of 2012.

Revenues from servicing residential mortgage loans for others were $23 million in the recent quarter, compared with $25 million and $24 million during the quarters ended June 30, 2012 and March 31, 2013, respectively. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans, which totaled $4 million in each of the first and second quarters of 2013, compared with $5 million in the second quarter of 2012. Residential mortgage loans serviced for others totaled $35.9 billion at June 30, 2013, compared with $37.9 billion at June 30, 2012, $35.8 billion at March 31, 2013 and $35.9 billion at December 31, 2012, including the small balance commercial mortgage loans noted above of $3.6 billion at June 30, 2013, $4.2 billion at June 30, 2012, $3.7 billion at March 31, 2013 and $3.8 billion at December 31, 2012. Reflected in residential mortgage loans serviced for others were loans sub-serviced for others of $11.5 billion at June 30, 2013, $13.5 billion at June 30, 2012, $11.9 billion at March 31, 2013 and $12.5 billion at

December 31, 2012. Capitalized residential mortgage loan servicing assets, net of any applicable valuation allowance for possible impairment, totaled $118 million at June 30, 2013, compared with $124 million a year earlier, $111 million at March 31, 2013 and $108 million at December 31, 2012. The valuation allowance for possible impairment of residential mortgage servicing assets totaled approximately $3 million at the recent quarter-end, compared with $1 million at June 30, 2012, $4 million at March 31, 2013 and $5 million at December 31, 2012. Included in capitalized residential mortgage servicing assets were purchased servicing rights associated with the small balance commercial mortgage loans noted above of $5 million at June 30, 2013, $12 million at June 30, 2012, $7 million at March 31, 2013 and $8 million at December 31, 2012. In addition, reflected in residential mortgage loans sub-serviced for others were loans sub-serviced for affiliates of Bayview Lending Group LLC (“BLG”) of $10.4 billion, $12.3 billion, $10.9 billion and $11.4 billion at June 30, 2013, June 30, 2012, March 31, 2013 and December 31, 2012, respectively. Additional information about the Company’s relationship with BLG and its affiliates is provided in note 15 of Notes to Financial Statements.

Commercial mortgage banking revenues were $25 million in the second quarter of 2013, up from $23 million in the year-earlier period and $17 million in the first quarter of 2013. Included in such amounts were revenues from loan origination and sales activities of $18 million in the recent quarter, compared with $17 million and $10 million in the second quarter of 2012 and the initial 2013 quarter, respectively. Commercial mortgage loan servicing revenues were $7 million in each of the first and second quarters of 2013, compared with $6 million in 2012’s second quarter. Capitalized commercial mortgage servicing assets totaled $65 million and $54 million at June 30, 2013 and 2012, respectively, and $60 million at December 31, 2012. Commercial mortgage loans serviced for other investors totaled $11.2 billion, $9.8 billion and $10.6 billion at June 30, 2013, June 30, 2012 and December 31, 2012, respectively, and included $2.1 billion, $1.8 billion and $2.0 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $380 million and $247 million, respectively, at June 30, 2013, $244 million and $134 million, respectively, at June 30, 2012 and $340 million and $140 million, respectively, at December 31, 2012. Commercial mortgage loans held for sale at June 30, 2013 and 2012 were $133 million and $110 million, respectively, and totaled $200 million at December 31, 2012.

Service charges on deposit accounts totaled $112 million in the second quarter of 2013, compared with $111 million in each of the second quarter of 2012 and the first quarter of 2013. Trust income includes fees related to two significant businesses. The Institutional Corporate Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. Many ICS clients are multinational corporations and institutions. The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Trust income aggregated $125 million in the second quarter of 2013, compared with $122 million in each of the year-earlier quarter and the first quarter of 2013. Adversely impacting trust income in the second quarters of 2013 and 2012 and the initial 2013 quarter were $18 million, $15 million and $18 million, respectively, of fee waivers by the Company in order to provide for proprietary money-market mutual funds to pay customers a yield on their investments in such funds. Total trust assets, which include assets under management and assets under administration, aggregated $249.7 billion at June 30, 2013, compared with $273.2 billion and $255.9 billion at June 30, 2012 and December 31, 2012, respectively. Trust assets under management were $61.5 billion at each of June 30, 2013 and December 31, 2012 and $59.5 billion at June 30, 2012. In addition to the asset amounts noted above, trust assets under management of affiliates totaled $16.2 billion at June 30, 2013, compared with $14.7 billion and $15.4 billion at June 30 and December 31, 2012, respectively. Furthermore, the Company’s proprietary mutual funds had assets of $12.7 billion, $12.2 billion and $13.9 billion at June 30, 2013, June 30, 2012 and December 31, 2012, respectively.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $17 million in the recent quarter, compared with $16 million in each of the three-month periods ended June 30, 2012 and March 31, 2013. Gains from trading account and foreign exchange activity totaled $9 million during each of the first and second quarters of 2013 compared with $6 million in the second quarter of 2012. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

During the second quarter of 2013, the Company recognized net gains on investment securities of $56 million, compared with net losses of $17 million and $10 million in the second quarter of 2012 and the first 2013 quarter, respectively. During the recent quarter, the Company sold its holdings of Visa Class B shares for a gain of approximately $90 million and its holdings of MasterCard Class B shares for a gain of $13 million. The shares of Visa and MasterCard were sold as a result of favorable market conditions and to enhance the Company’s capital and liquidity. In addition, the Company sold substantially all of its privately issued MBS held in the available-for-sale investment securities portfolio. In total, $1.0 billion of such securities were sold for a net loss of approximately $46 million. The MBS were sold to reduce the Company’s exposure to such relatively higher risk securities in favor of lower risk Ginnie Mae securities in response to changing regulatory capital and liquidity standards. The net losses in the second quarter of 2012 and the initial 2013 quarter were predominantly the result of other-than-temporary impairment of certain privately issued MBS. Each reporting period, the Company reviews its investment securities for other-than-temporary impairment. Additional information about other-than-temporary impairment losses is included herein under the heading “Capital.”

M&T’s share of the operating results of BLG in the recent quarter was a loss of $2 million, compared with losses of $7 million and $4 million in the second quarter of 2012 and the first quarter of 2013, respectively. The operating losses of BLG in the respective quarters resulted from disruptions in the residential and commercial real estate markets and reflected provisions for losses associated with securitized loans and other loans held by BLG and loan servicing and other administrative costs. Under GAAP, such losses are required to be recognized by BLG despite the fact that many of the securitized loan losses will ultimately be borne by the underlying third party bond-holders. As these loan losses are realized through later foreclosure and still later sale of real estate collateral, the underlying bonds will be charged-down resulting in BLG’s future recognition of debt extinguishment gains. The timing of such debt extinguishment is largely dependent upon the timing of loan workouts and collateral liquidations and, given ongoing loan loss provisioning, it is difficult to project when BLG will return to profitability. As a result of credit and liquidity disruptions, BLG ceased its originations of small-balance commercial real estate loans in 2008. However, as a result of past securitization activities, BLG is entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings from its core mortgage origination and securitization activities. To this point, BLG’s affiliates have largely reinvested their earnings to generate additional servicing and asset management activities, further contributing to the value of those affiliates. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Other revenues from operations totaled $100 million in the recent quarter, compared with $90 million in the second quarter of 2012 and $96 million in the first quarter of 2013. The increase in the recent quarter as compared with the two earlier quarters was due largely to higher income from bank owned life insurance. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $31 million in the second quarter of 2013, $30 million in the second quarter of 2012 and $32 million in the first quarter of 2013. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $18 million in the second quarter of 2013, $12 million in the year-earlier quarter and $13 million in the first quarter of 2013. Revenues from merchant discount and credit card fees were $21 million, $19 million and $20 million in the three-month periods ended June 30, 2013, June 30, 2012 and March 31, 2013, respectively. Insurance-related sales commissions and other revenues totaled $10 million in the second quarter of 2013, $11 million in the year-earlier quarter and $13 million in the initial 2013 quarter.

Other income totaled $942 million in the first half of 2013, compared with $768 million in the year-earlier period. Gains and losses on bank investment securities (including other-than-temporary impairment losses) totaled to net gains of $47 million in 2013, compared with net losses of $28 million in 2012. Excluding gains and losses from bank investment securities, other income aggregated $895 million in the six-month period ended June 30, 2013 and $796 million in the corresponding 2012 period. The primary contributor to the rise in other income during the 2013 period was significantly higher mortgage banking revenues.

Mortgage banking revenues were $184 million for the first half of 2013, compared with $126 million in the year-earlier period. Residential mortgage banking revenues rose 65% to $141 million in the first six months of 2013 from $86 million in the first half of 2012. New commitments to originate residential mortgage loans to be sold were $3.7 billion and $1.3 billion during the first six months of 2013 and 2012, respectively. Realized gains from sales of residential mortgage loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase mortgage loans originated for sale) and recognized unrealized gains and losses on residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $91 million and $31 million during the first six months of 2013 and 2012, respectively. Higher origination activity related to loans originated for sale contributed to the rise in such revenues. Residential mortgage banking revenues during the six-month periods ended June 30, 2013 and 2012 were reduced by $10 million and $14 million, respectively, related to actual or anticipated settlements of repurchase obligations. Revenues from servicing residential mortgage loans for others were $47 million and $52 million for the first half of 2013 and 2012, respectively. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small balance commercial mortgage loans of $9 million and $10 million for the first six months of 2013 and 2012, respectively. Commercial mortgage banking revenues totaled $43 million and $40 million during the six-month periods ended June 30, 2013 and 2012, respectively. That improvement resulted largely from higher servicing revenues of $2 million.

Service charges on deposit accounts totaled $223 million and $220 million during the six-month periods ended June 30, 2013 and 2012, respectively. Trust income aggregated $246 million in the first half of 2013, up 3% from $239 million a year earlier. Brokerage services income rose 10% to $33 million during the first six months of 2013 from $30 million in the similar 2012 period. Trading account and foreign exchange activity resulted in gains of $18 million and $17 million for the six-month periods ended June 30, 2013 and 2012, respectively. M&T’s investment in BLG resulted in losses of $6 million and $11 million for the six-month periods ended June 30, 2013 and 2012, respectively. Investment securities gains and losses totaled to net gains of $47 million for the first six months of 2013 and net losses of $28 million for the first half of 2012. Reflected in those amounts were other-than-temporary impairment losses of $10 million and $28 million during the first six months of 2013 and 2012, respectively.

Other revenues from operations were $197 million in the first half of 2013 and $176 million in the corresponding 2012 period. Included in other revenues from operations during the six-month periods ended June 30, 2013 and 2012 were the following significant components: letter of credit and other credit-related fees of $63 million and $57 million, respectively; income from bank owned life insurance of $31 million and $24 million, respectively; merchant discount and credit card fees of $41 million and $37 million, respectively; and insurance-related sales commissions and other revenues of $23 million in each six-month period.

Other Expense

Other expense totaled $599 million in the second quarter of 2013, down 5% from $627 million in the year-earlier quarter and 6% below $636 million in the first quarter of 2013. Included in those amounts are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $13 million in each of the first and second quarters of 2013 and $16 million in the second quarter of 2012, and merger-related expenses of $8 million, $7 million and $5 million in the three-month periods ended June 30, 2013, June 30, 2012 and March 31, 2013, respectively. The merger-related expenses in the first two quarters of 2013 were incurred in connection with the pending Hudson City acquisition, while such expenses in the second quarter of 2012 were associated with the Wilmington Trust acquisition. Those expenses consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; travel costs; and printing, postage, supplies and other costs. Exclusive of these nonoperating expenses, noninterest operating expenses totaled $578 million in the recent quarter, compared with $604 million in the second quarter of 2012 and $618 million in the first quarter of 2013. The most significant factors for the lower level of such expenses in the recent quarter as compared with the year-earlier quarter was the reversal of a $26 million accrual for a contingent compensation obligation assumed in the May 2011 acquisition of Wilmington Trust that expired and was no longer payable and lower FDIC assessments, partially offset by higher costs for professional services. As compared with the first quarter of 2013, the recent quarter’s decline in noninterest operating expenses was due, in large part, to lower personnel costs, as the initial quarter of 2013 reflected seasonally higher stock-based compensation, unemployment insurance, payroll-related taxes and benefits costs, and the impact of the reversal of the accrual of the Wilmington Trust-related contingent compensation obligation, partially offset by higher costs for professional services and advertising and promotion.

Other expense for the first six months of 2013 aggregated $1.23 billion, down 3% from $1.27 billion in the similar period of 2012. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $26 million and $33 million in the six-month periods ended June 30, 2013 and 2012, respectively, and merger-related expenses of $12 million and $10 million in the first half of 2013 and 2012, respectively. Exclusive of these nonoperating expenses, noninterest operating expenses for the first half of 2013 decreased 2% to $1.20 billion from $1.22 billion in the first six months of 2012. The most significant factors contributing to that decrease were the reversal of the accrual of the Wilmington Trust-related contingent compensation obligation that expired and lower FDIC assessments, partially offset by higher salaries and employee benefits. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense totaled $323 million in the recent quarter, compared with $324 million in the second quarter of 2012 and $357 million in the initial 2013 quarter. During the first six months of 2013 and 2012, salaries and employee benefits expense aggregated $680 million and $670 million, respectively. Such expense included stock-based compensation of $9 million, $12 million and $28 million during the quarters ended June 30, 2013, June 30, 2012 and March 31, 2013, and $38 million and $35 million for the six-month periods ended June 30, 2013 and 2012, respectively. The higher expense level in 2013’s initial quarter reflects the accelerated recognition of compensation costs for stock-based awards granted to retirement-eligible employees during that quarter. The number of full-time equivalent employees was 14,885 at June 30, 2013, 14,629 at June 30, 2012, 14,404 at December 31, 2012 and 14,576 at March 31, 2013.

Excluding the nonoperating expense items described earlier from each period, nonpersonnel operating expenses were $256 million in the recent quarter, compared with $284 million in the second quarter of 2012 and $262 million in the first three months of 2013. On the same basis, such expenses were $517 million and $560 million during the first six months of 2013 and 2012, respectively. The decrease in nonpersonnel operating expenses in the recent quarter as compared with the second quarter of 2012 was predominantly due to the expiration of the Wilmington Trust-related contingency and lower FDIC assessments, partially offset by higher professional services expenses. The recent quarter decrease as compared with the initial quarter of 2013 reflects the impact of the reversal of the Wilmington Trust-related accrual, offset largely by higher costs for professional services and advertising and promotion. The decline in nonpersonnel operating expenses in the first half of 2013 as compared with the similar 2012 period was largely attributable to the impact of the Wilmington Trust-related accrual and lower FDIC assessments, partially offset by higher costs for professional services.

The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 50.9% during the recent quarter, compared with 56.9% during the year-earlier quarter and 55.9% in the first quarter of 2013. The efficiency ratios for the six-month periods ended June 30, 2013 and 2012 were 53.4% and 58.9%, respectively.

Income Taxes

The provision for income taxes for the second quarter of 2013 was $182 million, compared with $119 million and $141 million in the year-earlier quarter and first quarter of 2013, respectively. The effective tax rates were 34.3%, 33.7% and 34.0% for the quarters ended June 30, 2013, June 30,

2012 and March 31, 2013, respectively. For the first six months of 2013 and 2012, the provision for income taxes totaled $323 million and $221 million, respectively, and the effective tax rates were 34.2% and 33.4%, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.

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

Capital

Shareholders’ equity was $10.7 billion at June 30, 2013, representing 12.88% of total assets, compared with $9.6 billion or 11.92% at June 30, 2012 and $10.2 billion or 12.29% at December 31, 2012. Included in shareholders’ equity was preferred stock with financial statement carrying values of $877 million at June 30, 2013, $868 million at June 30, 2012 and $873 million at December 31, 2012.

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

Common shareholders’ equity was $9.8 billion, or $75.98 per share, at June 30, 2013, compared with $8.8 billion, or $69.15 per share at June 30, 2012 and $9.3 billion, or $72.73 per share at December 31, 2012. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $48.26 at June 30, 2013, compared with $40.52 a year earlier and $44.61 at December 31, 2012. The Company’s ratio of tangible common equity to tangible assets was 7.85% at June 30, 2013, compared with 6.65% and 7.20% at June 30, 2012 and December 31, 2012, respectively. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized gains on investment securities, net of applicable tax effect, were $40 million, or $.31 per common share, at June 30, 2013, compared with net unrealized losses of $9 million, or $.07 per common share, at June 30, 2012 and net unrealized gains of $37 million, or $.29 per common share, at December 31, 2012. Such unrealized gains and losses include the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale, including the remaining unamortized unrealized losses on investment securities that have been transferred to held-to-maturity classification. Information about unrealized gains and losses as of June 30, 2013 and December 31, 2012 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized gains at June 30, 2013 were pre-tax effect unrealized losses of $24 million on available-for-sale investment securities with an amortized cost of $346 million and pre-tax effect unrealized gains of $123 million on securities with an amortized cost of $2.6 billion. The pre-tax effect unrealized losses reflect $21 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $123 million and an estimated fair value of $102 million (generally considered Level 2 valuations). Further information concerning the Company’s valuations of available-for-sale investment securities is provided in note 12 of Notes to Financial Statements.

In the second quarter of 2013, the Company sold substantially all of its privately issued residential MBS that were classified as available-for-sale and recorded a pre-tax loss of $46 million. Those privately issued residential MBS previously held by the Company were generally collateralized by prime and Alt-A residential mortgage loans. The sales, which were in response to changing regulatory capital and liquidity standards, resulted in improved liquidity and regulatory capital ratios for the Company. Further information on the sales is provided in note 3 of Notes to Financial Statements.

The Company assesses impairment losses on privately issued MBS in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows that reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. As a result, the Company did not recognize any other-than-temporary impairment charge related to MBS in the held-to-maturity portfolio during the second quarter of 2013. In total, at June 30, 2013 and December 31, 2012, the Company had in its held-to-maturity portfolio MBS with an amortized cost basis of $231 million and $242 million, respectively, and a fair value of $163 million and $148 million, respectively. At June 30, 2013, 92% of the MBS were in the most senior tranche of the securitization structure with 31% being independently rated as investment grade. The MBS had a weighted-average credit enhancement of 22% at June 30, 2013, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. All MBS in the held-to-maturity portfolio had a current payment status as of June 30, 2013.

At June 30, 2013, the Company also had pre-tax unrealized losses of $22 million on $135 million of trust preferred securities issued by financial institutions, securities backed by trust preferred securities, and other debt securities. Pre-tax unrealized losses of $28 million existed on $130 million of such securities at December 31, 2012. After evaluating the expected repayment performance of those bonds, the Company did not recognize any other-than-temporary impairment losses related to those securities during the quarter ended June 30, 2013.

During the second quarter of 2012 and first quarter of 2013 the Company recognized pre-tax other-than-temporary impairment losses related to privately issued MBS of $16 million and $10 million, respectively.

As of June 30, 2013, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any other-than-temporary impairment charges were not appropriate. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of Notes to Financial Statements.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $267 million or $2.06 per common share, at June 30, 2013, $268 million, or $2.12 per common share, at June 30, 2012 and $277 million or $2.16 per common share, at December 31, 2012.

Cash dividends declared on M&T’s common stock totaled approximately $91 million in each of the two most recent quarters, compared with $89 million in the quarter ended June 30, 2012, and represented a quarterly dividend of $.70 per common share in each of those quarters. Common stock dividends during the six-month periods ended June 30, 2013 and 2012 were $182 million and $178 million, respectively.

Cash dividends declared on preferred stock during each of 2013 and 2012 were as follows:

	1st Qtr.	2nd Qtr.	Year- to-date
	(in thousands)
Series A	$2,875	2,875	5,750
Series C	1,894	1,894	3,788
Series D	8,594	8,593	17,187

Total	$13,363	13,362	26,725

The Company did not repurchase any shares of its common stock during 2012 or the first half of 2013.

Federal regulators generally require banking institutions under the current Basel I rules to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. As of June 30, 2013, Tier 1 capital included trust preferred securities of $1.2 billion as described in note 5 of Notes to Financial Statements and total capital further included subordinated capital notes of $1.4 billion.

The regulatory capital ratios of the Company, M&T Bank and Wilmington Trust, N.A., as of June 30, 2013 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

June 30, 2013

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.
Tier 1 capital	11.31%	9.65%	76.49%
Total capital	14.47%	12.62%	77.44%
Tier 1 leverage	10.48%	8.99%	19.69%

As described herein under the heading “Recent Legislative and Regulatory Developments,” in July 2013 the Federal Reserve adopted a final rule that revises risk-based and leverage capital requirements for banking organizations, including the Company.

Segment Information

As required by GAAP, the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 14 of Notes to Financial Statements.

Net income earned by the Business Banking segment totaled $31 million in the recent quarter, representing an 18% decline from the $37 million recorded in the second quarter of 2012, and down 6% from $33 million earned in the three months ended March 31, 2013. The decline from the year-earlier quarter was largely attributable to the following factors: lower net interest income of $2 million, resulting from a 41 basis point narrowing of the net interest margin on deposits; a $2 million decrease in fees earned for providing deposit account services; and a $2 million increase in personnel costs. In comparison to the initial 2013 quarter, increases of $1 million in each of advertising expenses and the provision for credit losses were the most significant contributors to the decline in the recent quarter’s net income. The Business Banking segment’s net contribution totaled $63 million in the first half of 2013, 13% below the $72 million earned in the corresponding 2012 period. That unfavorable performance was attributable to lower net interest income of $9 million, a $2 million decrease in fees earned for providing deposit account services, and a $2 million increase in personnel costs. The decrease in net interest income resulted from a 43 basis point narrowing of the net interest margin on deposits.

The Commercial Banking segment recorded net income of $87 million during the quarter ended June 30, 2013, 12% lower than $100 million earned in the year-earlier quarter and 19% below $107 million earned in the initial 2013 quarter. The recent quarter’s decline in net income as compared with 2012’s second quarter was primarily the result of a $24 million increase in the provision for credit losses, the result of increased charge-offs, partially offset by higher net interest income of $5 million. The higher charge-offs in the recent quarter were attributable to $30 million of loans charged-off for a relationship with a motor vehicle-related parts wholesaler. The higher net interest income was attributable to increases in average outstanding loan and deposit balances of $1.9 billion and $663 million, respectively, offset, in part, by a 27 basis point narrowing of the net interest margin on deposits. Compared with the initial 2013 quarter, the recent quarter’s decline in net income was the result of a $37 million increase in the provision for credit losses, partially offset by higher net interest income of $5 million. The higher provision for credit losses was predominantly related to the $30 million of charge-offs noted above. Factors contributing to the increase in net interest income were an increase in average outstanding loan balances and a 5 basis point widening of the net interest margin on loans. Net income for this segment for the six-month periods ended June 30, 2013 and 2012 totaled $195 million and $203 million, respectively. The predominant contributor to the 4% decline in net income was a $28 million increase in the provision for credit losses, resulting from the charge-offs related to the motor vehicle-related parts wholesaler. This unfavorable factor was offset, in part, by a $14 million increase in net interest income that was attributable to higher average outstanding loan and deposit balances of $2.0 billion and $592 million, respectively, partially offset by a 21 basis point narrowing of the net interest margin on deposits.

The Commercial Real Estate segment contributed net income of $90 million during the three-month period ended June 30, 2013, compared with $80 million in the year-earlier quarter and $77 million in the first quarter of 2013. The 12% increase in net income as compared with 2012’s second quarter was largely due to an $18 million rise in net interest income, partially offset by $2 million increases in each of the provision for credit losses and personnel costs. The rise in net interest income resulted from an $850 million increase in average outstanding loan balances and a 32 basis point widening of the net interest margin on loans. Contributing to the improved recent quarter performance as compared with the first 2013 quarter was higher net interest income of $15 million, the result of a 28 basis point widening of the net interest margin on loans, and an $8 million increase in mortgage banking revenues, partially offset by higher personnel costs of $4 million. Net income recorded by the Commercial Real Estate segment totaled $166 million and $149 million for the first six months of 2013 and 2012, respectively. That 12% increase in net income was largely attributable to a $26 million rise in net interest income, resulting from a $785 million increase in average outstanding loan balances and a 23 basis point widening of the net interest margin on loans, partially offset by a $4 million increase in personnel costs.

The Discretionary Portfolio segment incurred net losses of $8 million and $15 million in the recent quarter and second quarter of 2012, respectively, compared with net income of $2 million in the initial 2013 quarter. Included in this segment’s results were pre-tax other-than-temporary impairment charges (relating to certain privately issued MBS) of $16 million in the second quarter of 2012 and $10 million in the first quarter of 2013. Reflected in the second quarter 2013 results were net pre-tax losses of $46 million associated with the sale of approximately $1.0 billion of privately issued MBS that had been held in the available-for-sale investment securities portfolio. Excluding the impact of investment securities losses, this segment earned net income of $19 million and $8 million in the recent quarter and the initial 2013 quarter, respectively, compared with a net loss of $5 million in the year-earlier quarter. The recent quarter’s favorable performance as compared with the second quarter of 2012 was due to the following factors: an $11 million decrease in intersegment costs related to lower amounts of residential real estate loans being retained for portfolio rather than being sold; a $9 million decline in the provision for credit losses, the result of lower net charge-offs; a $6 million rise in bank owned life insurance revenues; and higher net interest income of $2 million resulting from a $1.3 billion increase in average outstanding loan balances, partially offset by a $2.0 billion decrease in average balances of investment securities and a 9 basis point narrowing of the net interest margin on that portfolio. On the same basis, the favorable performance in the second quarter of 2013 compared with the immediately preceding quarter reflects a $5 million increase in bank owned life insurance revenues and a $5 million decline in the provision for credit losses, the result of lower net charge-offs. The Discretionary Portfolio segment incurred net losses of $6 million for the first six months of 2013 and $23 million in the corresponding 2012 period. Adjusted to exclude the impact of securities losses in those periods, this segment earned net income of $27 million in the first half of 2013, compared with a net loss of $6 million in the first six months of 2012. The most significant contributing factors in that favorable performance include: a $17 million decrease in intersegment costs related to lower amounts of residential real estate loans being retained; a $14 million decline in the provision for credit losses; a $7 million increase in net interest income, due to a 9 basis point widening of the net interest margin; and a $7 million increase in bank owned life insurance revenues.

Net income from the Residential Mortgage Banking segment totaled $34 million in each of the recent quarter and the first quarter of 2013, compared with $26 million earned in the second quarter 2012. The most significant factors contributing to the recent quarter’s improvement as compared with the year-earlier quarter were a $20 million decline in the provision for credit losses that reflects a recent quarter recovery of a previously charged-off loan to a residential real estate builder and developer of $9 million, partially offset by an increase in personnel costs of $5 million. The recent quarter’s performance as compared with the first quarter of 2013 reflected a $10 million decrease in the provision for credit losses, the result of the noted recovery of a previously charged-off loan, largely offset by an $8 million decline in residential mortgage origination and sales revenues, reflecting decreased origination volumes and margins on loans originated for sale. Through June 30, net income for this segment was $69 million in 2013 and $50 million in 2012. The year-over-year increase in net income of 38% was attributable to the following factors: a $20 million decrease in the provision for credit losses that reflects the recent quarter recovery noted above; a $13 million rise in revenues from residential mortgage origination and sales activities; and a $10 million increase in net interest income, resulting from a $481 million increase in average outstanding loan balances and a 53 basis point widening of the net interest margin on loans. Those favorable factors were offset, in part, by a $13 million increase in personnel costs.

Net contribution from the Retail Banking segment totaled $52 million for each of the three-month periods ended June 30, 2013 and March 31, 2013, compared with $58 million for the quarter ended June 30, 2012. The 11% decline in the recent quarter’s net income as compared with the year-earlier quarter reflects a $22 million decrease in net interest income, partially offset by decreases in personnel costs and the provision for credit losses of $2 million each, combined with lower levels of other operating expenses. The decline in net interest income was predominantly due to a 36 basis point narrowing of the net interest margin on deposits offset, in part, by a $791 million rise in average outstanding deposit balances. Year-to-date net income for this segment totaled $104 million in 2013 and $107 million 2012. That decline was the result of a $40 million decrease in net interest income, reflecting a 32 basis point narrowing of the net interest margin on deposits offset, in part, by a $914 million rise in average outstanding deposit balances. The lower net interest income was largely offset by a $9 million decrease in the provision for credit losses, lower personnel and advertising costs of $6 million and $5 million, respectively, and lower levels of other operating expenses.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related gains and expenses resulting from acquisitions of financial institutions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes the trust activities of the Company. The various components of the “All Other” category resulted in net income totaling $63 million in the second quarter of 2013, compared with net losses of $53 million and $31 million for the quarters ended June 30, 2012 and March

31, 2013, respectively. The primary contributors to the favorable performance in the recent quarter as compared with the year-earlier period and the initial 2013 quarter were the realized gains on the sale of Visa and MasterCard common stock totaling $103 million and the reversal of the accrual for a contingent compensation obligation assumed in the May 2011 acquisition of Wilmington Trust in the amount of $26 million. Also contributing to the recent quarter’s results as compared with the second quarter of 2012 were the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses, partially offset by increased professional services expense of $15 million. In addition to the items recorded in the second quarter of 2013 noted above, contributing to the favorable performance in comparison to the first quarter of 2013 was a $37 million decline in personnel costs, largely related to seasonally higher stock-based compensation, payroll-related taxes and employer contributions for retirement savings plan benefits related to incentive compensation payments and unemployment insurance recorded in the first quarter of 2013, partially offset by a recent quarter increase in professional services expense of $14 million. The “All Other” category earned net income of $32 million for the first six months of 2013, compared with a net loss of $118 million for the first six months of 2012. In addition to the gain on investment securities and the reversal of the contingent compensation obligation, the favorable performance in 2013 as compared with 2012 resulted largely from the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses; a $17 million decrease in FDIC assessments; and higher trust revenues of $7 million. Those favorable factors were offset, in part, by a $17 million increase in professional services expense.

Recent Accounting Developments

In July 2013, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance permitting the Overnight Index Swap Rate (also referred to as the Fed Funds Effective Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the interest rate on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

In October 2012, the FASB issued amended accounting guidance relating to subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government-assisted acquisition of a financial institution. The amendment clarifies the existing subsequent measurement guidance for indemnification assets recognized as a result of a government-assisted acquisition of a financial institution that includes a loss-sharing agreement. Specifically, when an entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the entity should account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value would be limited to the lesser of the contractual term of the indemnification agreement and the remaining life of the indemnified assets. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The guidance should be applied prospectively to any new indemnification assets recognized after the date of adoption and to indemnification assets existing as of the date of adoption. The adoption of this guidance did not have a significant effect on the Company’s financial position or results of operations.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2013 Quarters		2012 Quarters
	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$756,424	736,425	751,860	751,385	744,031	720,800
Interest expense	72,620	73,925	77,931	82,129	89,403	93,706

Net interest income	683,804	662,500	673,929	669,256	654,628	627,094
Less: provision for credit losses	57,000	38,000	49,000	46,000	60,000	49,000
Other income	508,689	432,882	453,164	445,733	391,650	376,723
Less: other expense	598,591	635,596	626,146	616,027	627,392	639,695

Income before income taxes	536,902	421,786	451,947	452,962	358,886	315,122
Applicable income taxes	182,219	141,223	149,247	152,966	118,861	101,954
Taxable-equivalent adjustment	6,217	6,450	6,507	6,534	6,645	6,705

Net income	$348,466	274,113	296,193	293,462	233,380	206,463

Net income available to common shareholders-diluted	$328,557	255,096	276,605	273,896	214,716	188,241
Per common share data
Basic earnings	$2.56	2.00	2.18	2.18	1.71	1.50
Diluted earnings	2.55	1.98	2.16	2.17	1.71	1.50
Cash dividends	$.70	.70	.70	.70	.70	.70
Average common shares outstanding
Basic	128,252	127,669	126,918	125,819	125,488	125,220
Diluted	129,017	128,636	127,800	126,292	125,897	125,616

Performance ratios, annualized
Return on
Average assets	1.68%	1.36%	1.45%	1.45%	1.17%	1.06%
Average common shareholders’ equity	13.78%	11.10%	12.10%	12.40%	10.12%	9.04%
Net interest margin on average earning assets (taxable-equivalent basis)	3.71%	3.71%	3.74%	3.77%	3.74%	3.69%
Nonaccrual loans to total loans and leases, net of unearned discount	1.46%	1.60%	1.52%	1.44%	1.54%	1.75%

Net operating (tangible) results (a)
Net operating income (in thousands)	$360,734	285,136	304,657	302,060	247,433	218,360
Diluted net operating income per common share	2.65	2.06	2.23	2.24	1.82	1.59
Annualized return on
Average tangible assets	1.81%	1.48%	1.56%	1.56%	1.30%	1.18%
Average tangible common shareholders’ equity	22.72%	18.71%	20.46%	21.53%	18.54%	16.79%
Efficiency ratio (b)	50.92%	55.88%	53.63%	53.73%	56.86%	61.09%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$83,352	81,913	81,366	80,432	80,087	78,026
Total tangible assets (c)	79,760	78,311	77,755	76,810	76,455	74,381
Earning assets	73,960	72,339	71,679	70,662	70,450	68,388
Investment securities	5,293	5,803	6,295	6,811	7,271	7,507
Loans and leases, net of unearned discount	65,979	65,852	65,011	63,455	61,826	60,484
Deposits	65,680	64,540	64,269	62,743	61,530	59,291
Common shareholders’ equity (c)	9,687	9,448	9,233	8,919	8,668	8,510
Tangible common shareholders’ equity (c)	6,095	5,846	5,622	5,297	5,036	4,865

At end of quarter
Total assets (c)	$83,229	82,812	83,009	81,085	80,808	79,187
Total tangible assets (c)	79,641	79,215	79,402	77,469	77,181	75,548
Earning assets	73,927	73,543	72,859	71,220	71,065	69,490
Investment securities	5,211	5,661	6,074	6,624	7,057	7,195
Loans and leases, net of unearned discount	65,972	65,924	66,571	64,112	62,851	60,922
Deposits	65,661	65,090	65,611	64,007	62,549	60,913
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	9,836	9,545	9,327	9,071	8,758	8,559
Tangible common shareholders’ equity (c)	6,248	5,948	5,720	5,455	5,131	4,920
Equity per common share	75.98	73.99	72.73	71.17	69.15	67.64
Tangible equity per common share	48.26	46.11	44.61	42.80	40.52	38.89

Market price per common share
High	$112.01	105.90	105.33	95.98	88.00	87.37
Low	95.68	99.59	95.02	82.29	76.92	76.82
Closing	111.75	103.16	98.47	95.16	82.57	86.88

(a)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 2.
(b)	Excludes impact of merger-related gains and expenses and net securities transactions.
(c)	The difference between total assets and total tangible assets, and common shareholders' equity and tangible common shareholders' equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2013 Quarters		2012 Quarters
	Second	First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$348,466	274,113	296,193	293,462	233,380	206,463
Amortization of core deposit and other intangible assets (a)	7,632	8,148	8,464	8,598	9,709	10,240
Merger-related expenses (a)	4,636	2,875	—	—	4,344	1,657

Net operating income	$360,734	285,136	304,657	302,060	247,433	218,360

Earnings per common share
Diluted earnings per common share	$2.55	1.98	2.16	2.17	1.71	1.50
Amortization of core deposit and other
intangible assets (a)	.06	.06	.07	.07	.08	.08
Merger-related expenses (a)	.04	.02	—	—	.03	.01

Diluted net operating earnings per common share	$2.65	2.06	2.23	2.24	1.82	1.59

Other expense
Other expense	$598,591	635,596	626,146	616,027	627,392	639,695
Amortization of core deposit and other intangible assets	(12,502)	(13,343)	(13,865)	(14,085)	(15,907)	(16,774)
Merger-related expenses	(7,632)	(4,732)	—	—	(7,151)	(2,728)

Noninterest operating expense	$578,457	617,521	612,281	601,942	604,334	620,193

Merger-related expenses
Salaries and employee benefits	$300	536	—	—	3,024	1,973
Equipment and net occupancy	489	201	—	—	—	15
Printing, postage and supplies	998	827	—	—	—	—
Other costs of operations	5,845	3,168	—	—	4,127	740

Total	$7,632	4,732	—	—	7,151	2,728

Efficiency ratio
Noninterest operating expense (numerator)	$578,457	617,521	612,281	601,942	604,334	620,193

Taxable-equivalent net interest income	683,804	662,500	673,929	669,256	654,628	627,094
Other income	508,689	432,882	453,164	445,733	391,650	376,723
Less: Gain (loss) on bank investment securities	56,457	—	—	372	(408)	45
Net OTTI losses recognized in earnings	—	(9,800)	(14,491)	(5,672)	(16,173)	(11,486)

Denominator	$1,136,036	1,105,182	1,141,584	1,120,289	1,062,859	1,015,258

Efficiency ratio	50.92%	55.88%	53.63%	53.73%	56.86%	61.09%

Balance sheet data
In millions
Average assets
Average assets	$83,352	81,913	81,366	80,432	80,087	78,026
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(95)	(109)	(122)	(136)	(151)	(168)
Deferred taxes	28	32	36	39	44	48

Average tangible assets	$79,760	78,311	77,755	76,810	76,455	74,381

Average common equity
Average total equity	$10,563	10,322	10,105	9,789	9,536	9,376
Preferred stock	(876)	(874)	(872)	(870)	(868)	(866)

Average common equity	9,687	9,448	9,233	8,919	8,668	8,510

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(95)	(109)	(122)	(136)	(151)	(168)
Deferred taxes	28	32	36	39	44	48

Average tangible common equity	$6,095	5,846	5,622	5,297	5,036	4,865

At end of quarter
Total assets
Total assets	$83,229	82,812	83,009	81,085	80,808	79,187
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(90)	(102)	(116)	(129)	(143)	(160)
Deferred taxes	27	30	34	38	41	46

Total tangible assets	$79,641	79,215	79,402	77,469	77,181	75,548

Total common equity
Total equity	$10,716	10,423	10,203	9,945	9,630	9,429
Preferred stock	(877)	(875)	(873)	(870)	(868)	(867)
Undeclared dividends—cumulative preferred stock	(3)	(3)	(3)	(4)	(4)	(3)

Common equity, net of undeclared cumulative preferred dividends	9,836	9,545	9,327	9,071	8,758	8,559

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(90)	(102)	(116)	(129)	(143)	(160)
Deferred taxes	27	30	34	38	41	46

Total tangible common equity	$6,248	5,948	5,720	5,455	5,131	4,920

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2013 Second Quarter			2013 First Quarter			2012 Fourth Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$17,713	$159,639	3.61%	17,328	156,204	3.66%	16,995	157,414	3.68%
Real estate—commercial	26,051	311,111	4.72	25,915	285,886	4.41	25,332	291,267	4.50
Real estate—consumer	10,806	109,356	4.05	11,142	113,939	4.09	11,087	113,698	4.10
Consumer	11,409	130,418	4.58	11,467	131,811	4.66	11,597	136,615	4.69

Total loans and leases, net	65,979	710,524	4.32	65,852	687,840	4.24	65,011	698,994	4.28

Interest-bearing deposits at banks	2,403	1,455	.24	527	267	.21	273	102	.15
Federal funds sold and agreements to resell securities	199	46	.09	81	26	.13	3	4	.57
Trading account	86	309	1.43	76	682	3.60	97	351	1.45
Investment securities**
U.S. Treasury and federal agencies	3,522	28,454	3.24	3,623	28,869	3.23	4,042	32,265	3.18
Obligations of states and political subdivisions	197	2,530	5.14	200	2,573	5.21	210	2,695	5.11
Other	1,574	13,106	3.34	1,980	16,168	3.31	2,043	17,449	3.40

Total investment securities	5,293	44,090	3.34	5,803	47,610	3.33	6,295	52,409	3.31

Total earning assets	73,960	756,424	4.10	72,339	736,425	4.13	71,679	751,860	4.17

Allowance for credit losses	(937)			(932)			(931)
Cash and due from banks	1,326			1,403			1,460
Other assets	9,003			9,103			9,158

Total assets	$83,352			81,913			81,366

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$941	321	.14	893	322	.15	881	309	.14
Savings deposits	36,459	13,790	.15	35,394	14,037	.16	34,587	16,378	.19
Time deposits	4,210	7,484	.71	4,438	8,196	.75	4,727	9,396	.79
Deposits at Cayman Islands office	326	200	.25	859	388	.18	763	349	.18

Total interest-bearing deposits	41,936	21,795	.21	41,584	22,943	.22	40,958	26,432	.26

Short-term borrowings	343	96	.11	637	231	.15	677	270	.16
Long-term borrowings	5,051	50,729	4.03	4,688	50,751	4.39	4,510	51,229	4.52

Total interest-bearing liabilities	47,330	72,620	.62	46,909	73,925	.64	46,145	77,931	.67

Noninterest-bearing deposits	23,744			22,956			23,311
Other liabilities	1,715			1,726			1,805

Total liabilities	72,789			71,591			71,261

Shareholders’ equity	10,563			10,322			10,105

Total liabilities and shareholders’ equity	$83,352			81,913			81,366

Net interest spread			3.48			3.49			3.50
Contribution of interest-free funds			.23			.22			.24

Net interest income/margin on earning assets		$683,804	3.71%		662,500	3.71%		673,929	3.74%

(continued)

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2012 Third Quarter			2012 Second Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$16,504	$154,840	3.73%	16,104	149,107	3.72%
Real estate—commercial	24,995	288,193	4.61	24,737	287,724	4.65
Real estate—consumer	10,296	110,346	4.29	9,216	102,164	4.43
Consumer	11,660	139,524	4.76	11,769	141,031	4.82

Total loans and leases, net	63,455	692,903	4.34	61,826	680,026	4.42

Interest-bearing deposits at banks	298	139	.18	1,247	767	.25
Federal funds sold and agreements to resell securities	4	6	.55	6	8	.56
Trading account	94	265	1.13	100	411	1.64
Investment securities**
U.S. Treasury and federal agencies	4,468	36,412	3.24	4,770	40,202	3.39
Obligations of states and political subdivisions	222	2,899	5.20	222	2,979	5.40
Other	2,121	18,761	3.52	2,279	19,638	3.47

Total investment securities	6,811	58,072	3.39	7,271	62,819	3.47

Total earning assets	70,662	751,385	4.23	70,450	744,031	4.25

Allowance for credit losses	(924)			(918)
Cash and due from banks	1,419			1,350
Other assets	9,275			9,205

Total assets	$80,432			80,087

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$875	327	.15	841	424	.20
Savings deposits	33,298	16,510	.20	33,286	16,940	.20
Time deposits	5,164	10,843	.84	5,545	12,354	.90
Deposits at Cayman Islands office	702	336	.19	457	232	.20

Total interest-bearing deposits	40,039	28,016	.28	40,129	29,950	.30

Short-term borrowings	976	365	.15	875	348	.16
Long-term borrowings	5,006	53,748	4.27	6,102	59,105	3.90

Total interest-bearing liabilities	46,021	82,129	.71	47,106	89,403	.76

Noninterest-bearing deposits	22,704			21,401
Other liabilities	1,918			2,044

Total liabilities	70,643			70,551

Shareholders' equity	9,789			9,536

Total liabilities and shareholders’ equity	$80,432			80,087

Net interest spread			3.52			3.49
Contribution of interest-free funds			.25			.25

Net interest income/margin on earning assets		$669,256	3.77%		654,628	3.74%

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of June 30, 2013.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against M&T or its subsidiaries will be material to the Company’s consolidated financial position. On an on-going basis the Company assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $70 million. Although the Company does not believe that the outcome of pending litigations will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A.	Risk Factors.

There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)–(b) Not applicable.

(c)

Issuer Purchases of Equity Securities
(d)Maximum
			(c)Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased (1)	(or Unit)	Programs	Programs (2)
April 1 – April 30, 2013	3,426	$101.51	—	2,181,500
May 1 – May 31, 2013	7,718	105.84	—	2,181,500
June 1 – June 30, 2013	8,196	110.66	—	2,181,500

Total	19,340	$107.11	—

(1)	The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.

(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: August 8, 2013	By:	/s/ René F. Jones
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