Form 10-Q
period 2013-09-30
M&T BANK CORP
filed 2013-11-12
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on October 31, 2013: 130,229,189 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

Dollars in thousands, except per share		September 30, 2013	December 31, 2012
Assets
	Cash and due from banks	$1,941,944	1,983,615
	Interest-bearing deposits at banks	1,925,811	129,945
	Federal funds sold	117,809	3,000
	Trading account	371,370	488,966
	Investment securities (includes pledged securities that can be sold or repledged of $1,707,437 at September 30, 2013; $1,801,842 at December 31, 2012)
	Available for sale (cost: $4,555,109 at September 30, 2013; $4,643,070 at December 31, 2012)	4,692,180	4,739,437
	Held to maturity (fair value: $3,277,386 at September 30, 2013; $976,883 at December 31, 2012)	3,319,114	1,032,276
	Other (fair value: $298,479 at September 30, 2013; $302,648 at December 31, 2012)	298,479	302,648

	Total investment securities	8,309,773	6,074,361

	Loans and leases	63,914,772	66,790,186
	Unearned discount	(255,730)	(219,229)

	Loans and leases, net of unearned discount	63,659,042	66,570,957
	Allowance for credit losses	(916,370)	(925,860)

	Loans and leases, net	62,742,672	65,645,097

	Premises and equipment	614,795	594,652
	Goodwill	3,524,625	3,524,625
	Core deposit and other intangible assets	79,290	115,763
	Accrued interest and other assets	4,799,396	4,448,779

	Total assets	$84,427,485	83,008,803

Liabilities
	Noninterest-bearing deposits	$24,150,771	24,240,802
	NOW accounts	1,716,511	1,979,619
	Savings deposits	36,536,906	33,783,947
	Time deposits	3,831,443	4,562,366
	Deposits at Cayman Islands office	316,510	1,044,519

	Total deposits	66,552,141	65,611,253

	Federal funds purchased and agreements to repurchase securities	246,019	1,074,482
	Accrued interest and other liabilities	1,491,797	1,512,717
	Long-term borrowings	5,121,326	4,607,758

	Total liabilities	73,411,283	72,806,210

Shareholders’ equity	Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 381,500 shares at September 30, 2013 and December 31, 2012; Liquidation preference of $10,000 per share: 50,000 shares at September 30, 2013 and December 31, 2012	879,010	872,500
	Common stock, $.50 par, 250,000,000 shares authorized, 130,194,232 shares issued at September 30, 2013; 128,176,912 shares issued at December 31, 2012	65,097	64,088
	Common stock issuable, 47,048 shares at September 30, 2013; 57,409 shares at December 31, 2012	2,889	3,473
	Additional paid-in capital	3,192,981	3,025,520
	Retained earnings	7,074,287	6,477,276
	Accumulated other comprehensive income (loss), net	(198,062)	(240,264)

	Total shareholders’ equity	11,016,202	10,202,593

	Total liabilities and shareholders’ equity	$84,427,485	83,008,803

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended September 30		Nine months ended September 30
In thousands, except per share		2013	2012	2013	2012
Interest income	Loans and leases, including fees	$683,482	687,466	$2,071,332	2,010,529
	Deposits at banks	1,650	139	3,372	1,119
	Federal funds sold	22	6	84	17
	Agreements to resell securities	—	—	10	—
	Trading account	169	214	1,048	849
	Investment securities
	Fully taxable	55,746	54,959	141,799	177,647
	Exempt from federal taxes	1,617	2,067	5,223	6,171

	Total interest income	742,686	744,851	2,222,868	2,196,332

Interest expense	NOW accounts	333	327	976	1,034
	Savings deposits	13,733	16,510	41,560	51,633
	Time deposits	6,129	10,843	21,809	36,706
	Deposits at Cayman Islands office	213	336	801	781
	Short-term borrowings	58	365	385	1,016
	Long-term borrowings	49,112	53,748	150,592	174,068

	Total interest expense	69,578	82,129	216,123	265,238

	Net interest income	673,108	662,722	2,006,745	1,931,094
	Provision for credit losses	48,000	46,000	143,000	155,000

	Net interest income after provision for credit losses	625,108	616,722	1,863,745	1,776,094

Other income	Mortgage banking revenues	64,731	106,812	249,096	232,518
	Service charges on deposit accounts	113,839	114,463	336,505	334,334
	Trust income	123,801	115,709	370,132	354,937
	Brokerage services income	16,871	14,114	49,840	44,187
	Trading account and foreign exchange gains	8,987	8,469	27,138	25,278
	Gain on bank investment securities	—	372	56,457	9
	Total other-than-temporary impairment (“OTTI”) losses	—	(2,134)	(1,884)	(26,246)
	Portion of OTTI losses recognized in other comprehensive income (before taxes)	—	(3,538)	(7,916)	(7,085)

	Net OTTI losses recognized in earnings	—	(5,672)	(9,800)	(33,331)

	Equity in earnings of Bayview Lending Group LLC	(3,881)	(5,183)	(9,990)	(16,570)
	Other revenues from operations	153,040	96,649	349,581	272,744

	Total other income	477,388	445,733	1,418,959	1,214,106

Other expense	Salaries and employee benefits	339,332	321,746	1,019,019	991,530
	Equipment and net occupancy	66,220	64,248	195,657	194,667
	Printing, postage and supplies	9,752	8,272	30,749	31,512
	Amortization of core deposit and other intangible assets	10,628	14,085	36,473	46,766
	FDIC assessments	14,877	23,801	52,010	77,712
	Other costs of operations	217,817	183,875	558,905	540,927

	Total other expense	658,626	616,027	1,892,813	1,883,114

	Income before taxes	443,870	446,428	1,389,891	1,107,086
	Income taxes	149,391	152,966	472,833	373,781

	Net income	$294,479	293,462	$917,058	733,305

	Net income available to common shareholders
	Basic	$275,336	273,885	$858,944	676,821
	Diluted	275,356	273,896	859,000	676,842

	Net income per common share
	Basic	$2.13	2.18	$6.69	5.39
	Diluted	2.11	2.17	6.64	5.37

	Cash dividends per common share	$.70	.70	$2.10	2.10

	Average common shares outstanding
	Basic	129,171	125,818	128,369	125,510
	Diluted	130,265	126,292	129,312	125,936

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands	2013	2012	2013	2012
Net income	$294,479	293,462	$917,058	733,305
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains on investment securities	23,367	42,560	26,724	111,931
Reclassification to income for amortization of gains on terminated cash flow hedges	—	—	—	(112)
Foreign currency translation adjustment	1,251	482	205	351
Defined benefit plans liability adjustment	5,091	4,732	15,273	14,196

Total other comprehensive income	29,709	47,774	42,202	126,366

Total comprehensive income	$324,188	341,236	$959,260	859,671

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Nine months ended September 30
In thousands		2013	2012
Cash flows from operating activities	Net income	$917,058	733,305
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	143,000	155,000
	Depreciation and amortization of premises and equipment	66,547	63,344
	Amortization of capitalized servicing rights	46,966	44,678
	Amortization of core deposit and other intangible assets	36,473	46,766
	Provision for deferred income taxes	93,229	108,699
	Asset write-downs	16,204	46,505
	Net gain on sales of assets	(124,375)	(5,070)
	Net change in accrued interest receivable, payable	(2,819)	(10,712)
	Net change in other accrued income and expense	115,400	(204,876)
	Net change in loans originated for sale	(808,778)	(528,606)
	Net change in trading account assets and liabilities	4,772	24,743

	Net cash provided by operating activities	503,677	473,776

Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	1,081,747	49,430
	Other	12,994	61,648
	Proceeds from maturities of investment securities
	Available for sale	887,092	1,155,603
	Held to maturity	216,627	237,933
	Purchases of investment securities
	Available for sale	(41,358)	(26,115)
	Held to maturity	(1,586,425)	(282,704)
	Other	(8,825)	(13,563)
	Net (increase) decrease in loans and leases	905,491	(3,572,339)
	Net increase in interest-bearing deposits at banks	(1,795,866)	(257,034)
	Other investments, net	(16,947)	(7,447)
	Capital expenditures, net	(85,964)	(65,947)
	Proceeds from sales of real estate acquired in settlement of loans	48,929	80,762
	Other, net	(179,629)	(86,649)

	Net cash used by investing activities	(562,134)	(2,726,422)

Cash flows from financing activities	Net increase in deposits	604,311	4,624,134
	Net decrease in short-term borrowings	(828,463)	(189,906)
	Proceeds from long-term borrowings	799,760	—
	Payments on long-term borrowings	(258,937)	(1,727,313)
	Dividends paid - common	(273,518)	(267,481)
	Dividends paid - preferred	(31,494)	(31,494)
	Other, net	119,936	15,237

	Net cash provided by financing activities	131,595	2,423,177

	Net increase in cash and cash equivalents	73,138	170,531
	Cash and cash equivalents at beginning of period	1,986,615	1,452,397

	Cash and cash equivalents at end of period	$2,059,753	1,622,928

Supplemental disclosure of cash flow information	Interest received during the period	$2,184,128	2,187,027
	Interest paid during the period	226,335	280,983
	Income taxes paid during the period	331,117	272,502

Supplemental schedule of noncash investing and financing activities	Securitization of residential mortgage loans allocated to
	Available for sale investment securities	$1,807,180	—
	Held to maturity investment securities	917,045	—
	Capitalized servicing rights	29,264	—
	Real estate acquired in settlement of loans	35,865	36,881

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

In thousands, except per share	Preferred stock	Common stock	Common stock issuable	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total
2012
Balance - January 1, 2012	$864,585	62,842	4,072	2,828,986	5,867,165	(356,441)	9,271,209
Total comprehensive income	—	—	—	—	733,305	126,366	859,671
Preferred stock cash dividends	—	—	—	—	(40,088)	—	(40,088)
Amortization of preferred stock discount	5,831	—	—	—	(5,831)	—	—
Stock-based compensation plans:
Compensation expense, net	—	228	—	37,655	—	—	37,883
Exercises of stock options, net	—	545	—	71,939	—	—	72,484
Stock purchase plan	—	75	—	10,026	—	—	10,101
Directors’ stock plan	—	7	—	1,114	—	—	1,121
Deferred compensation plans, net, including dividend equivalents	—	5	(621)	576	(120)	—	(160)
Other	—	—	—	952	—	—	952
Common stock cash dividends - $2.10 per share	—	—	—	—	(267,646)	—	(267,646)

Balance - September 30, 2012	$870,416	63,702	3,451	2,951,248	6,286,785	(230,075)	9,945,527

2013
Balance - January 1, 2013	$872,500	64,088	3,473	3,025,520	6,477,276	(240,264)	10,202,593
Total comprehensive income	—	—	—	—	917,058	42,202	959,260
Preferred stock cash dividends	—	—	—	—	(40,088)	—	(40,088)
Amortization of preferred stock discount	6,510	—	—	—	(6,510)	—	—
Exercise of 407,542 Series C stock warrants into 186,589 shares of common stock	—	93	—	(93)	—	—	—
Exercise of 57,327 Series A stock warrants into 21,130 shares of common stock	—	11	—	(11)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	147	—	29,826	—	—	29,973
Exercises of stock options, net	—	747	—	133,981	—	—	134,728
Directors’ stock plan	—	6	—	1,223	—	—	1,229
Deferred compensation plans, net, including dividend equivalents	—	5	(584)	568	(98)	—	(109)
Other	—	—	—	1,967	—	—	1,967
Common stock cash dividends - $2.10 per share	—	—	—	—	(273,351)	—	(273,351)

Balance - September 30, 2013	$879,010	65,097	2,889	3,192,981	7,074,287	(198,062)	11,016,202

NOTES TO FINANCIAL STATEMENTS

1.	Significant accounting policies

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

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City would be acquired by M&T. Pursuant to the terms of the agreement, Hudson City shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). As of September 30, 2013, total consideration to be paid was valued at approximately $4.8 billion. At September 30, 2013, Hudson City had $39.2 billion of assets, including $24.7 billion of loans and $10.0 billion of investment securities, and $34.5 billion of liabilities, including $22.1 billion of deposits. The merger has received the approval of the common shareholders of M&T and Hudson City. However, the merger is subject to a number of other conditions, including regulatory approvals.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.	Acquisitions, continued

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

A summary of merger-related expenses in 2013 associated with the pending Hudson City acquisition and in 2012 associated with the May 16, 2011 acquisition of Wilmington Trust Corporation (“Wilmington Trust”) included in the consolidated statement of income is presented below. There were no merger-related expenses during the three-month periods ended September 30, 2013 or 2012.

	Nine months ended
	September 30, 2013	September 30, 2012
	(in thousands)

Salaries and employee benefits	$836	4,997
Equipment and net occupancy	690	15
Printing, postage and supplies	1,825	—
Other costs of operations	9,013	4,867

	$12,364	9,879

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
September 30, 2013
Investment securities available for sale:
U.S. Treasury and federal agencies	$37,432	480	25	$37,887
Obligations of states and political subdivisions	17,614	355	6	17,963
Mortgage-backed securities:
Government issued or guaranteed	4,214,895	116,758	1,254	4,330,399
Privately issued	2,789	1,032	5	3,816
Collateralized debt obligations	42,686	17,724	1,107	59,303
Other debt securities	137,661	1,758	20,015	119,404
Equity securities	102,032	22,221	845	123,408

	4,555,109	160,328	23,257	4,692,180

Investment securities held to maturity:
Obligations of states and political subdivisions	170,370	4,279	88	174,561
Mortgage-backed securities:
Government issued or guaranteed	2,914,687	39,987	29,015	2,925,659
Privately issued	224,767	—	56,891	167,876
Other debt securities	9,290	—	—	9,290

	3,319,114	44,266	85,994	3,277,386

Other securities	298,479	—	—	298,479

Total	$8,172,702	204,594	109,251	$8,268,045

December 31, 2012
Investment securities available for sale:
U.S. Treasury and federal agencies	$38,422	922	—	$39,344
Obligations of states and political subdivisions	20,375	534	8	20,901
Mortgage-backed securities:
Government issued or guaranteed	3,163,210	208,060	229	3,371,041
Privately issued	1,142,287	7,272	125,673	1,023,886
Collateralized debt obligations	43,228	19,663	1,022	61,869
Other debt securities	136,603	2,247	26,900	111,950
Equity securities	98,945	14,921	3,420	110,446

	4,643,070	253,619	157,252	4,739,437

Investment securities held to maturity:
Obligations of states and political subdivisions	182,103	7,647	27	189,723
Mortgage-backed securities:
Government issued or guaranteed	597,340	31,727	—	629,067
Privately issued	242,378	160	94,900	147,638
Other debt securities	10,455	—	—	10,455

	1,032,276	39,534	94,927	976,883

Other securities	302,648	—	—	302,648

Total	$5,977,994	293,153	252,179	$6,018,968

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

Gross realized gains on investment securities were $116 million for the nine-month period ended September 30, 2013. During the second quarter of 2013, the Company sold its holdings of Visa Class B shares for a gain of approximately $90 million and its holdings of MasterCard Class B shares for a gain of $13 million. Gross realized losses on investment securities were $60 million for the nine-month period ended September 30, 2013. During the second quarter of 2013, the Company sold substantially all of its privately issued mortgage-backed securities held in the available-for-sale investment securities portfolio. In total, $1.0 billion of such securities were sold for a net loss of approximately $46 million. Gross realized gains and losses from sales of investment securities were not significant for the three-month period ended September 30, 2013 and for the three-month and nine-month periods ended September 30, 2012.

The Company recognized $10 million of pre-tax other-than-temporary impairment (“OTTI”) losses during the nine months ended September 30, 2013 and $6 million and $33 million during the three months and nine months ended September 30, 2012, respectively, related to privately issued mortgage-backed securities. There were no other-than-temporary impairment losses during the third quarter of 2013. The impairment charges were recognized in light of deterioration of real estate values and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. The OTTI losses represented management’s estimate of credit losses inherent in the debt securities considering projected cash flows using assumptions for delinquency rates, loss severities, and other estimates for future collateral performance.

Changes in credit losses associated with debt securities for which OTTI losses have been recognized in earnings for the three months and nine months ended September 30, 2013 and 2012 follows:

	Three months ended September 30
	2013	2012
	(in thousands)
Beginning balance	$794	264,197
Additions for credit losses not previously recognized	—	5,672
Reductions for realized losses	(626)	(67,926)

Ending balance	$168	201,943

	Nine months ended September 30
	2013	2012
	(in thousands)
Beginning balance	$197,809	285,399
Additions for credit losses not previously recognized	9,800	33,331
Reductions for realized losses	(207,441)	(116,787)

Ending balance	$168	201,943

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

At September 30, 2013, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized cost	Estimated fair value
	(in thousands)

Debt securities available for sale:
Due in one year or less	$24,886	24,971
Due after one year through five years	21,212	22,016
Due after five years through ten years	8,282	8,553
Due after ten years	181,013	179,017

	235,393	234,557
Mortgage-backed securities available for sale	4,217,684	4,334,215

	$4,453,077	4,568,772

Debt securities held to maturity:
Due in one year or less	$18,617	18,751
Due after one year through five years	65,392	67,400
Due after five years through ten years	86,361	88,410
Due after ten years	9,290	9,290

	179,660	183,851
Mortgage-backed securities held to maturity	3,139,454	3,093,535

	$3,319,114	3,277,386

A summary of investment securities that as of September 30, 2013 and December 31, 2012 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
September 30, 2013
Investment securities available for sale:
U.S. Treasury and federal agencies	$6,346	(25)	—	—
Obligations of states and political subdivisions	577	(2)	559	(4)
Mortgage-backed securities:
Government issued or guaranteed	174,503	(1,126)	5,731	(128)
Privately issued	—	—	107	(5)
Collateralized debt obligations	—	—	5,995	(1,107)
Other debt securities	1,576	(7)	102,898	(20,008)
Equity securities	2,777	(845)	—	—

	185,779	(2,005)	115,290	(21,252)

Investment securities held to maturity:
Obligations of states and political subdivisions	14,751	(70)	1,558	(18)
Mortgage-backed securities:
Government issued or guaranteed	1,259,353	(29,015)	—	—
Privately issued	—	—	167,876	(56,891)

	1,274,104	(29,085)	169,434	(56,909)

Total	$1,459,883	(31,090)	284,724	(78,161)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

	Less than 12 months		12 months or more
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
December 31, 2012
Investment securities available for sale:
Obligations of states and political subdivisions	$166	(1)	683	(7)
Mortgage-backed securities:
Government issued or guaranteed	12,107	(65)	8,804	(164)
Privately issued	121,487	(692)	774,328	(124,981)
Collateralized debt obligations	—	—	6,043	(1,022)
Other debt securities	—	—	95,685	(26,900)
Equity securities	5,535	(1,295)	2,956	(2,125)

	139,295	(2,053)	888,499	(155,199)

Investment securities held to maturity:
Obligations of states and political subdivisions	1,026	(5)	3,558	(22)
Privately issued mortgage-backed securities	—	—	147,273	(94,900)

	1,026	(5)	150,831	(94,922)

Total	$140,321	(2,058)	1,039,330	(250,121)

The Company owned 299 individual investment securities with aggregate gross unrealized losses of $109 million at September 30, 2013. Approximately $57 million of the unrealized losses pertained to privately issued mortgage-backed securities with a cost basis of $225 million. The Company also had $21 million of unrealized losses on trust preferred securities issued by financial institutions and securities backed by trust preferred securities having a cost basis of $132 million. Based on a review of each of the remaining securities in the investment securities portfolio at September 30, 2013, the Company concluded that it expected to recover the amortized cost basis of its investment. As of September 30, 2013, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities. At September 30, 2013, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $298 million of cost method investment securities.

4.	Loans and leases and the allowance for credit losses

The outstanding principal balance and the carrying amount of acquired loans that were recorded at fair value at the acquisition date that is included in the consolidated balance sheet is as follows:

	September 30, 2013	December 31, 2012
	(in thousands)

Outstanding principal balance	$5,274,466	6,705,120
Carrying amount:
Commercial, financial, leasing, etc.	730,743	928,107
Commercial real estate	1,875,842	2,567,050
Residential real estate	598,820	707,309
Consumer	1,357,847	1,637,887

	$4,563,252	5,840,353

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

Purchased impaired loans included in the table above totaled $357 million at September 30, 2013 and $447 million at December 31, 2012, representing less than 1% of the Company’s assets as of each date. A summary of changes in the accretable yield for acquired loans for the three months and nine months ended September 30, 2013 and 2012 follows:

	Three months ended September 30
	2013		2012
	Purchased impaired	Other acquired	Purchased impaired	Other acquired
	(in thousands)

Balance at beginning of period	$55,149	622,093	$55,599	733,161
Interest income	(10,428)	(60,786)	(12,436)	(74,936)
Reclassifications from nonaccretable balance, net	172	—	542	—
Other (a)	—	6,254	—	1,382

Balance at end of period	$44,893	567,561	$43,705	659,607

	Nine months ended September 30
	2013		2012
	Purchased impaired	Other acquired	Purchased impaired	Other acquired
	(in thousands)

Balance at beginning of period	$42,252	638,272	$30,805	807,960
Interest income	(28,879)	(190,072)	(29,721)	(228,908)
Reclassifications from nonaccretable balance, net	31,520	122,519	42,621	98,165
Other (a)	—	(3,158)	—	(17,610)

Balance at end of period	$44,893	567,561	$43,705	659,607

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

A summary of current, past due and nonaccrual loans as of September 30, 2013 and December 31, 2012 were as follows:

			90 Days or more past due and accruing
	Current	30-89 Days past due	Non- acquired	Acquired (a)	Purchased impaired (b)	Nonaccrual	Total
			(in thousands)
September 30, 2013
Commercial, financial, leasing, etc.	$17,678,290	91,757	2,582	11,147	16,257	111,116	17,911,149
Real estate:
Commercial	21,447,385	179,972	12,859	50,853	101,049	198,397	21,990,515
Residential builder and developer	921,728	10,622	52	12,353	138,651	113,096	1,196,502
Other commercial construction	3,029,504	16,903	1,888	5,090	68,539	36,326	3,158,250
Residential	7,884,094	301,564	317,660	44,489	30,201	252,987	8,830,995
Residential Alt-A	297,840	18,263	—	—	—	80,905	397,008
Consumer:
Home equity lines and loans	6,027,315	32,428	—	29,472	2,640	77,537	6,169,392
Automobile	1,144,216	39,221	—	181	—	22,087	1,205,705
Other	2,736,469	34,886	4,751	—	—	23,420	2,799,526

Total	$61,166,841	725,616	339,792	153,585	357,337	915,871	63,659,042

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

			90 Days or more past due and accruing
	Current	30-89 Days past due	Non- acquired	Acquired (a)	Purchased impaired (b)	Nonaccrual	Total
	(in thousands)
December 31, 2012
Commercial, financial, leasing, etc.	$17,511,052	62,479	23,490	10,587	17,437	151,908	$17,776,953
Real estate:
Commercial	21,759,997	118,249	13,111	54,995	132,962	193,859	22,273,173
Residential builder and developer	757,311	35,419	3,258	23,909	187,764	181,865	1,189,526
Other commercial construction	2,379,953	35,274	509	9,572	68,971	36,812	2,531,091
Residential	9,811,956	337,969	313,184	45,124	36,769	249,314	10,794,316
Residential Alt-A	331,021	19,692	—	—	—	95,808	446,521
Consumer:
Home equity lines and loans	6,199,591	40,759	—	20,318	3,211	58,071	6,321,950
Automobile	2,442,502	40,461	—	251	—	25,107	2,508,321
Other	2,661,432	40,599	4,845	1,798	—	20,432	2,729,106

Total	$63,854,815	730,901	358,397	166,554	447,114	1,013,176	$66,570,957

(a)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(b)	Accruing loans that were impaired at acquisition date and were recorded at fair value.

One-to-four family residential mortgage loans held for sale were $667 million and $1.2 billion at September 30, 2013 and December 31, 2012, respectively. Commercial mortgage loans held for sale were $152 million at September 30, 2013 and $200 million at December 31, 2012.

Changes in the allowance for credit losses for the three months ended September 30, 2013 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)

Beginning balance	$268,867	324,264	85,311	174,291	74,332	$927,065
Provision for credit losses	20,209	12,139	315	14,935	402	48,000
Allowance related to loans securitized and sold	—	—	—	(11,000)	—	(11,000)
Net charge-offs
Charge-offs	(30,931)	(7,701)	(5,320)	(20,242)	—	(64,194)
Recoveries	5,150	4,751	2,399	4,199	—	16,499

Net charge-offs	(25,781)	(2,950)	(2,921)	(16,043)	—	(47,695)

Ending balance	$263,295	333,453	82,705	162,183	74,734	$916,370

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended September 30, 2012 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)

Beginning balance	$244,728	341,521	93,269	164,352	73,158	$917,028
Provision for credit losses	439	9,891	8,247	26,962	461	46,000
Net charge-offs
Charge-offs	(8,874)	(7,982)	(8,687)	(24,553)	—	(50,096)
Recoveries	1,174	1,421	1,139	4,557	—	8,291

Net charge-offs	(7,700)	(6,561)	(7,548)	(19,996)	—	(41,805)

Ending balance	$237,467	344,851	93,968	171,318	73,619	$921,223

Changes in the allowance for credit losses for the nine months ended September 30, 2013 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)

Beginning balance	$246,759	337,101	88,807	179,418	73,775	$925,860
Provision for credit losses	93,736	914	3,913	43,478	959	143,000
Allowance related to loans securitized and sold	—	—	—	(11,000)	—	(11,000)
Net charge-offs
Charge-offs	(86,787)	(21,493)	(18,583)	(62,905)	—	(189,768)
Recoveries	9,587	16,931	8,568	13,192	—	48,278

Net charge-offs	(77,200)	(4,562)	(10,015)	(49,713)	—	(141,490)

Ending balance	$263,295	333,453	82,705	162,183	74,734	$916,370

Changes in the allowance for credit losses for the nine months ended September 30, 2012 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)

Beginning balance	$234,022	367,637	91,915	143,121	71,595	$908,290
Provision for credit losses	29,663	4,322	30,064	88,927	2,024	155,000
Net charge-offs
Charge-offs	(32,989)	(31,578)	(32,812)	(77,155)	—	(174,534)
Recoveries	6,771	4,470	4,801	16,425	—	32,467

Net charge-offs	(26,218)	(27,108)	(28,011)	(60,730)	—	(142,067)

Ending balance	$237,467	344,851	93,968	171,318	73,619	$921,223

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The following tables provide information with respect to loans and leases that were considered impaired as of September 30, 2013 and December 31, 2012 and for the three months and nine months ended September 30, 2013 and September 30, 2012.

	September 30, 2013			December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(in thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$93,568	114,572	25,530	127,282	149,534	33,829
Real estate:
Commercial	127,921	152,885	24,104	121,542	143,846	23,641
Residential builder and developer	61,947	102,395	7,374	115,306	216,218	25,661
Other commercial construction	74,116	77,180	3,104	73,544	76,869	6,836
Residential	100,287	118,572	6,537	103,451	121,819	3,521
Residential Alt-A	115,695	128,446	15,000	128,891	141,940	17,000
Consumer:
Home equity lines and loans	13,258	14,372	3,408	12,360	13,567	2,254
Automobile	42,106	42,106	12,060	49,210	49,210	14,273
Other	16,057	16,057	4,169	14,408	14,408	5,667

	644,955	766,585	101,286	745,994	927,411	132,682

With no related allowance recorded:
Commercial, financial, leasing, etc.	24,945	30,551	—	32,631	42,199	—
Real estate:
Commercial	77,284	99,461	—	78,380	100,337	—
Residential builder and developer	56,015	84,852	—	74,307	105,438	—
Other commercial construction	19,960	24,051	—	23,018	23,532	—
Residential	83,041	93,898	—	86,342	96,448	—
Residential Alt-A	28,397	52,565	—	31,354	58,768	—

	289,642	385,378	—	326,032	426,722	—

Total:
Commercial, financial, leasing, etc.	118,513	145,123	25,530	159,913	191,733	33,829
Real estate:
Commercial	205,205	252,346	24,104	199,922	244,183	23,641
Residential builder and developer	117,962	187,247	7,374	189,613	321,656	25,661
Other commercial construction	94,076	101,231	3,104	96,562	100,401	6,836
Residential	183,328	212,470	6,537	189,793	218,267	3,521
Residential Alt-A	144,092	181,011	15,000	160,245	200,708	17,000
Consumer:
Home equity lines and loans	13,258	14,372	3,408	12,360	13,567	2,254
Automobile	42,106	42,106	12,060	49,210	49,210	14,273
Other	16,057	16,057	4,169	14,408	14,408	5,667

Total	$934,597	1,151,963	101,286	1,072,026	1,354,133	132,682

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

	Three months ended September 30, 2013			Three months ended September 30, 2012
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$149,357	516	516	141,166	1,507	1,507
Real estate:
Commercial	205,971	716	716	180,009	531	531
Residential builder and developer	130,855	213	188	237,847	476	370
Other commercial construction	95,486	208	208	84,604	9	9
Residential	180,995	1,391	865	131,114	1,269	765
Residential Alt-A	147,056	1,763	692	167,780	1,836	593
Consumer:
Home equity lines and loans	12,810	167	49	11,949	172	48
Automobile	42,957	710	127	51,138	863	185
Other	15,791	161	50	11,996	121	52

Total	$981,278	5,845	3,411	1,017,603	6,784	4,060

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$164,877	6,358	6,358	155,627	2,659	2,659
Real estate:
Commercial	200,354	1,428	1,428	179,524	2,087	2,087
Residential builder and developer	159,308	871	637	260,858	1,202	801
Other commercial construction	97,268	3,322	3,322	100,242	5,019	5,019
Residential	184,719	4,795	3,188	128,646	3,926	2,453
Residential Alt-A	151,992	5,173	1,799	174,390	5,432	1,666
Consumer:
Home equity lines and loans	12,633	499	127	11,024	502	136
Automobile	45,075	2,226	404	52,249	2,632	553
Other	15,438	468	153	10,097	320	138

Total	$1,031,664	25,140	17,416	1,072,657	23,779	15,512

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

		Real Estate
	Commercial, Financial, Leasing, etc.	Commercial	Residential Builder and Developer	Other Commercial Construction
	(in thousands)
September 30, 2013
Pass	$17,022,772	20,978,696	1,005,932	3,066,941
Criticized accrual	777,261	813,422	77,474	54,983
Criticized nonaccrual	111,116	198,397	113,096	36,326

Total	$17,911,149	21,990,515	1,196,502	3,158,250

December 31, 2012
Pass	$16,889,753	21,275,182	922,141	2,307,436
Criticized accrual	735,292	804,132	85,520	186,843
Criticized nonaccrual	151,908	193,859	181,865	36,812

Total	$17,776,953	22,273,173	1,189,526	2,531,091

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(in thousands)
September 30, 2013
Individually evaluated for impairment	$25,530	34,139	21,517	19,637	$100,823
Collectively evaluated for impairment	234,912	298,579	59,645	141,202	734,338
Purchased impaired	2,853	735	1,543	1,344	6,475

Allocated	$263,295	333,453	82,705	162,183	841,636

Unallocated					74,734

Total					$916,370

December 31, 2012
Individually evaluated for impairment	$33,669	55,291	20,502	22,194	$131,656
Collectively evaluated for impairment	212,930	280,789	66,684	156,661	717,064
Purchased impaired	160	1,021	1,621	563	3,365

Allocated	$246,759	337,101	88,807	179,418	852,085

Unallocated					73,775

Total					$925,860

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(in thousands)
September 30, 2013
Individually evaluated for impairment	$118,513	413,443	326,860	71,421	$930,237
Collectively evaluated for impairment	17,776,379	25,623,585	8,870,942	10,100,562	62,371,468
Purchased impaired	16,257	308,239	30,201	2,640	357,337

Total	$17,911,149	26,345,267	9,228,003	10,174,623	$63,659,042

December 31, 2012
Individually evaluated for impairment	$159,761	480,335	349,477	75,978	$1,065,551
Collectively evaluated for impairment	17,599,755	25,123,758	10,854,591	11,480,188	65,058,292
Purchased impaired	17,437	389,697	36,769	3,211	447,114

Total	$17,776,953	25,993,790	11,240,837	11,559,377	$66,570,957

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The tables below summarize the Company’s loan modification activities that were considered troubled debt restructurings for the three months ended September 30, 2013 and 2012:

		Recorded investment		Financial effects of modification
Three months ended September 30, 2013	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	14	$2,407	$2,266	$(141)	$—
Other	2	1,773	2,067	294	—
Combination of concession types	3	374	374	—	(25)
Real estate:
Commercial
Principal deferral	10	4,160	4,134	(26)	—
Other	2	449	475	26	—
Combination of concession types	6	1,868	2,264	396	(156)
Residential builder and developer
Principal deferral	1	249	241	(8)	—
Other commercial construction
Principal deferral	1	226	158	(68)	—
Residential
Principal deferral	6	860	912	52	—
Combination of concession types	14	1,258	1,308	50	(197)
Residential Alt-A
Principal deferral	5	764	773	9	—
Combination of concession types	4	332	496	164	(252)
Consumer:
Home equity lines and loans
Principal deferral	2	179	179	—	—
Combination of concession types	9	682	682	—	(79)
Automobile
Principal deferral	121	1,718	1,718	—	—
Interest rate reduction	2	19	19	—	(2)
Other	20	42	42	—	—
Combination of concession types	61	551	551	—	(33)
Other
Principal deferral	9	60	60	—	—
Combination of concession types	18	470	470	—	(86)

Total	310	$18,441	$19,189	$748	$(830)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Three months ended September 30, 2012	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	21	$7,823	$7,653	$(170)	$—
Combination of concession types	2	327	322	(5)	(39)
Real estate:
Commercial
Principal deferral	8	5,951	6,238	287	—
Combination of concession types	1	214	214	—	(49)
Residential builder and developer
Principal deferral	11	17,383	16,275	(1,108)	—
Combination of concession types	1	2,486	2,486	—	—
Other commercial construction
Principal deferral	2	5,429	4,702	(727)	—
Residential
Principal deferral	5	738	772	34	—
Combination of concession types	18	5,490	5,553	63	(150)
Residential Alt-A
Principal deferral	1	218	220	2	—
Combination of concession types	13	2,771	2,795	24	—
Consumer:
Home equity lines and loans
Principal deferral	5	434	434	—	—
Combination of concession types	11	976	976	—	(125)
Automobile
Principal deferral	135	1,721	1,721	—	—
Interest rate reduction	9	157	157	—	(11)
Other	20	68	68	—	—
Combination of concession types	109	2,329	2,329	—	(319)
Other
Principal deferral	14	336	336	—	—
Other	1	1	1	—	—
Combination of concession types	22	339	339	—	(97)

Total	409	$55,191	$53,591	$(1,600)	$(790)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The tables below summarize the Company’s loan modification activities that were considered troubled debt restructurings for the nine months ended September 30, 2013 and 2012:

		Recorded investment		Financial effects of modification
Nine months ended September 30, 2013	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	53	$9,283	$9,070	$(213)	$—
Other	4	50,433	50,924	491	—
Combination of concession types	6	2,206	1,696	(510)	(25)
Real estate:
Commercial
Principal deferral	23	38,187	38,027	(160)	—
Other	2	449	475	26	—
Combination of concession types	8	2,450	2,845	395	(212)
Residential builder and developer
Principal deferral	16	19,102	18,303	(799)	—
Other	1	4,039	3,888	(151)	—
Combination of concession types	3	15,580	15,514	(66)	(535)
Other commercial construction
Principal deferral	3	590	521	(69)	—
Residential
Principal deferral	21	2,642	2,877	235	—
Other	1	195	195	—	—
Combination of concession types	52	72,917	69,734	(3,183)	(754)
Residential Alt-A
Principal deferral	6	863	875	12	—
Combination of concession types	17	2,426	2,715	289	(640)
Consumer:
Home equity lines and loans
Principal deferral	6	359	361	2	—
Interest rate reduction	1	99	99	—	(8)
Other	1	106	106	—	—
Combination of concession types	19	1,299	1,299	—	(176)
Automobile
Principal deferral	359	4,933	4,933	—	—
Interest rate reduction	11	159	159	—	(17)
Other	65	274	274	—	—
Combination of concession types	184	2,148	2,148	—	(162)
Other
Principal deferral	29	290	290	—	—
Interest rate reduction	1	12	12	—	(2)
Other	1	12	12	—	—
Combination of concession types	90	2,394	2,394	—	(587)

Total	983	$233,447	$229,746	$(3,701)	$(3,118)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Nine months ended September 30, 2012	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	39	$21,027	$19,668	$(1,359)	$—
Other	3	2,967	3,052	85	—
Combination of concession types	3	372	366	(6)	(72)
Real estate:
Commercial
Principal deferral	11	10,387	10,642	255	—
Interest rate reduction	1	383	430	47	(89)
Combination of concession types	5	1,424	1,445	21	(305)
Residential builder and developer
Principal deferral	19	26,708	24,812	(1,896)	—
Combination of concession types	3	4,836	5,212	376	—
Other commercial construction
Principal deferral	5	66,317	65,600	(717)	—
Residential
Principal deferral	27	3,302	3,447	145	—
Combination of concession types	47	10,475	10,658	183	(415)
Residential Alt-A
Principal deferral	5	768	785	17	—
Combination of concession types	28	5,640	5,732	92	(49)
Consumer:
Home equity lines and loans
Principal deferral	15	1,285	1,285	—	—
Interest rate reduction	1	144	144	—	(6)
Combination of concession types	17	1,691	1,691	—	(272)
Automobile
Principal deferral	484	6,306	6,306	—	—
Interest rate reduction	16	234	234	—	(16)
Other	51	239	239	—	—
Combination of concession types	298	5,108	5,108	—	(601)
Other
Principal deferral	73	1,117	1,117	—	—
Interest rate reduction	3	23	23	—	(3)
Other	10	50	50	—	—
Combination of concession types	74	700	700	—	(155)

Total	1,238	$171,503	$168,746	$(2,757)	$(1,983)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended September 30, 2013 and 2012 for which there was a subsequent payment default during the nine-month periods ended September 30, 2013 and 2012, were $20 million (largely commercial real estate loans) and $13 million (largely residential builder and developer loans), respectively.

5.	Borrowings

M&T had $1.2 billion of fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at September 30, 2013 which are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust.

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

During the first quarter of 2013, M&T Bank instituted a Bank Note Program whereby M&T Bank may offer up to $5 billion of unsecured senior and subordinated notes. During March 2013, three-year floating rate senior notes due March 2016 were issued for $300 million and five-year 1.45% fixed rate senior notes due March 2018 were issued for $500 million.

Also included in long-term borrowings are agreements to repurchase securities of $1.4 billion at each of September 30, 2013 and December 31, 2012. The agreements are subject to legally enforceable master netting arrangements, however the Company has not offset any amounts related to these agreements in its consolidated financial statements. The Company posted collateral of $1.6 billion at each of September 30, 2013 and December 31, 2012.

6.	Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T is presented below:

	Shares issued and outstanding	Carrying value September 30, 2013	Carrying value December 31, 2012
		(dollars in thousands)
Series A (a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share	230,000	$229,236	$226,965

Series C (a) (b)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share	151,500	149,774	145,535

Series D (c)
Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D, $10,000 liquidation preference per share	50,000	500,000	500,000

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.	Shareholders’ equity, continued

(a)	Shares were originally issued as part of the Troubled Asset Relief Program – Capital Purchase Program (“TARP”) of the U.S. Department of Treasury (“U.S. Treasury”). Cash proceeds were allocated between the preferred stock and a ten-year warrant to purchase M&T common stock (Series A – 1,218,522 common shares at $73.86 per share, Series C – 407,542 common shares at $55.76 per share). The U.S. Treasury sold all of the shares of M&T preferred stock that it held in August 2012. In connection with that sale, the terms of the preferred stock were modified such that dividends, if declared, will accrue and be paid quarterly at a rate of 5% per year through November 14, 2013 and at 6.375% thereafter, and that M&T will not redeem the preferred shares until on or after November 15, 2018. In December 2012, the U.S. Treasury sold to other investors the Series A warrants for $26.50 per warrant. In March 2013, the U.S. Treasury exercised the Series C warrants in a “cashless” exercise, resulting in the issuance of 186,589 common shares. During the third quarter of 2013, 57,327 of the Series A warrants were exercised in a “cashless” exercise, resulting in the issuance of 21,130 common shares. Remaining outstanding Series A warrants were 1,161,195 at September 30, 2013.
(b)	Shares were assumed in an acquisition and a new Series C Preferred Stock was designated.
(c)	Dividends, if declared, will be paid semi-annually at a rate of 6.875% per year. The shares are redeemable in whole or in part on or after June 15, 2016. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

A warrant expiring on May 16, 2021 providing for the purchase of 95,383 shares of M&T common stock at $518.96 per share was outstanding at September 30, 2013 and December 31, 2012. The obligation under that warrant was assumed by M&T in an acquisition.

7.	Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension benefits		Other postretirement benefits
	Three months ended September 30
	2013	2012	2013	2012
	(in thousands)

Service cost	$6,090	7,387	186	167
Interest cost on projected benefit obligation	15,032	15,509	673	934
Expected return on plan assets	(21,838)	(17,627)	—	—
Amortization of prior service cost	(1,639)	(1,640)	(340)	5
Amortization of net actuarial loss	10,269	9,291	90	133

Net periodic benefit cost	$7,914	12,920	609	1,239

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7.	Pension plans and other postretirement benefits, continued

	Pension benefits		Other postretirement benefits
	Nine months ended September 30
	2013	2012	2013	2012
	(in thousands)

Service cost	$18,270	22,162	557	501
Interest cost on projected benefit obligation	45,097	46,527	2,018	2,803
Expected return on plan assets	(65,515)	(52,883)	—	—
Amortization of prior service cost	(4,917)	(4,919)	(1,019)	15
Amortization of net actuarial loss	30,807	27,874	270	398

Net periodic benefit cost	$23,742	38,761	1,826	3,717

Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $12,440,000 and $11,289,000 for the three months ended September 30, 2013 and 2012, respectively, and $40,757,000 and $37,304,000 for the nine months ended September 30, 2013 and 2012, respectively.

8.	Earnings per common share

The computations of basic earnings per common share follow:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	(in thousands, except per share)
Income available to common shareholders:

Net income	$294,479	293,462	$917,058	733,305
Less: Preferred stock dividends (a)	(13,363)	(13,363)	(40,088)	(40,088)
Amortization of preferred stock discount (a)	(2,235)	(2,033)	(6,575)	(5,921)

Net income available to common equity	278,881	278,066	870,395	687,296
Less: Income attributable to unvested stock-based compensation awards	(3,545)	(4,181)	(11,451)	(10,475)

Net income available to common shareholders	$275,336	273,885	$858,944	676,821

Weighted-average shares outstanding:

Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	130,836	127,741	130,088	127,449
Less: Unvested stock-based compensation awards	(1,665)	(1,923)	(1,719)	(1,939)

Weighted-average shares outstanding	129,171	125,818	128,369	125,510

Basic earnings per common share	$2.13	2.18	$6.69	5.39

(a)	Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.	Earnings per common share, continued

The computations of diluted earnings per common share follow:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	(in thousands, except per share)

Net income available to common equity	$278,881	278,066	$870,395	687,296

Less: Income attributable to unvested stock-based compensation awards	(3,525)	(4,170)	(11,395)	(10,454)

Net income available to common shareholders	$275,356	273,896	$859,000	676,842

Adjusted weighted-average shares outstanding:

Common and unvested stock-based compensation awards	130,836	127,741	130,088	127,449
Less: Unvested stock-based compensation awards	(1,665)	(1,923)	(1,719)	(1,939)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	1,094	474	943	426

Adjusted weighted-average shares outstanding	130,265	126,292	129,312	125,936

Diluted earnings per common share	$2.11	2.17	$6.64	5.37

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing approximately 3.1 million and 9.7 million common shares during the three-month periods ended September 30, 2013 and 2012, respectively, and 4.1 million and 9.9 million common shares during the nine-month periods ended September 30, 2013 and 2012, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.	Comprehensive income

The following table displays the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment Securities
	With OTTI	All other	Defined benefit plans	Other	Total amount before tax		Income tax	Net
	(in thousands)

Balance – January 1, 2013	$(91,835)	152,199	(455,590)	(431)	$(395,657)		155,393	$(240,264)

Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	59,523	(61,706)	—	—	(2,183)		814	(1,369)
Foreign currency translation adjustment	—	—	—	296	296		(91)	205

Total other comprehensive income before reclassifications	59,523	(61,706)	—	296	(1,887)		723	(1,164)

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:

Accretion of unrealized holding losses on held-to-maturity (“HTM”) securities	230	3,127	—	—	3,357	(a)	(1,318)	2,039
OTTI charges recognized in net income	9,800	—	—	—	9,800	(b)	(3,847)	5,953
Losses (gains) realized in net income	41,217	(8,129)	—	—	33,088	(c)	(12,987)	20,101
Amortization of prior service credit	—	—	(5,936)	—	(5,936	) (e)	2,330	(3,606)
Amortization of actuarial losses	—	—	31,077	—	31,077	(e)	(12,198)	18,879

Total reclassifications	51,247	(5,002)	25,141	—	71,386		(28,020)	43,366

Total gain (loss) during the period	110,770	(66,708)	25,141	296	69,499		(27,297)	42,202

Balance – September 30, 2013	$18,935	85,491	(430,449)	(135)	$(326,158)		128,096	$(198,062)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.	Comprehensive income, continued

	Investment Securities		Defined benefit plans	Other	Total amount before tax		Income tax	Net
	With OTTI	All other
	(in thousands)

Balance – January 1, 2012	$(138,319)	9,757	(457,145)	(1,062)	$(586,769)		230,328	$(356,441)

Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	(8,099)	153,908	—	—	145,809		(57,183)	88,626
Foreign currency translation adjustment	—	—	—	552	552		(201)	351

Total other comprehensive income before reclassifications	(8,099)	153,908	—	552	146,361		(57,384)	88,977

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:

Accretion of unrealized holding losses on HTM securities	1,544	3,495	—	—	5,039	(a)	(1,978)	3,061
OTTI charges recognized in net income	33,331	—	—	—	33,331	(b)	(13,082)	20,249
Gains realized in net income	—	(9)	—	—	(9	) (c)	4	(5)
Amortization of gains on terminated cash flow hedges	—	—	—	(178)	(178	) (d)	66	(112)
Amortization of prior service credit	—	—	(4,904)	—	(4,904	) (e)	1,925	(2,979)
Amortization of actuarial losses	—	—	28,272	—	28,272	(e)	(11,097)	17,175

Total reclassifications	34,875	3,486	23,368	(178)	61,551		(24,162)	37,389

Total gain (loss) during the period	26,776	157,394	23,368	374	207,912		(81,546)	126,366

Balance – September 30,2012	$(111,543)	167,151	(433,777)	(688)	$(378,857)		148,782	$(230,075)

(a)	Included in interest income
(b)	Included in OTTI losses recognized in earnings
(c)	Included in gain (loss) on bank investment securities
(d)	Included in interest expense
(e)	Included in salaries and employee benefits expense

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment securities		Defined benefit plans	Other	Total
	With OTTI	All other

Balance – December 31, 2012	$(55,790)	92,581	(276,771)	(284)	$(240,264)

Net gain (loss) during period	67,293	(40,569)	15,273	205	42,202

Balance – September 30, 2013	$11,503	52,012	(261,498)	(79)	$(198,062)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of September 30, 2013.

The net effect of interest rate swap agreements was to increase net interest income by $11 million and $9 million for the three-month periods ended September 30, 2013 and 2012, respectively, and $30 million and $27 million for the nine months ended September 30, 2013 and 2012, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional amount	Average maturity	Weighted- average rate
			Fixed	Variable
	(in thousands)	(in years)
September 30, 2013
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,400,000	3.9	4.42%	1.22%

December 31, 2012
Fair value hedges:
Fixed rate long-term borrowings (a)	$900,000	4.4	6.07%	1.85%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

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

Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values of $15.9 billion and $15.5 billion at September 30, 2013 and December 31, 2012, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $904 million and $869 million at September 30, 2013 and December 31, 2012, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$114,083	143,179	$—	—
Commitments to sell real estate loans (a)	2,477	1,114	11,665	3,825

	116,560	144,293	11,665	3,825
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	18,185	48,056	5,110	197
Commitments to sell real estate loans (a)	6,880	1,982	7,435	6,570
Trading:
Interest rate contracts (b)	285,442	399,963	248,311	365,616
Foreign exchange and other option and futures contracts (b)	13,451	8,725	13,138	8,658

	323,958	458,726	273,994	381,041

Total derivatives	$440,518	603,019	$285,659	384,866

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

	Amount of unrealized gain (loss) recognized
	Three months ended September 30, 2013		Three months ended September 30, 2012
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(86)	(20)	$3,273	(3,252)

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$2,778		$777
Foreign exchange and other option and futures contracts (b)	(862)		74

Total	$1,916		$851

	Amount of unrealized gain (loss) recognized
	Nine months ended September 30, 2013		Nine months ended September 30, 2012
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(29,097)	27,733	$5,918	(5,876)

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$5,974		$3,996
Foreign exchange and other option and futures contracts (b)	(2,469)		(3,071)

Total	$3,505		$925

(a)	Reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $27 million and $89 million at September 30, 2013 and December 31, 2012, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, was $229 million and $374 million at September 30, 2013 and December 31, 2012, respectively. After consideration of such netting arrangements, the net liability positions with counterparties aggregated $132 million and $281 million at September 30, 2013 and December 31, 2012, respectively. The Company was required to post collateral relating to those positions of $118 million and $266 million at September 30, 2013 and December 31, 2012, respectively. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt rating were to fall below specified ratings, the counterparties to the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit-risk-related contingent features in a net liability position on September 30, 2013 was $42 million, for which the Company had posted collateral of $29 million in the normal course of business. If the credit-risk-related contingent features had been triggered on September 30, 2013, the maximum amount of additional collateral the Company would have been required to post to counterparties was $13 million.

The aggregate fair value of derivative financial instruments in an asset position, which are subject to enforceable master netting arrangements, was $187 million and $164 million at September 30, 2013 and December 31, 2012, respectively. After consideration of such netting arrangements, the net asset positions with counterparties aggregated $98 million and $71 million at September 30, 2013 and December 31, 2012, respectively. Counterparties posted collateral relating to those positions of $96 million and $69 million at September 30, 2013 and December 31, 2012, respectively. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11.	Variable interest entities and asset securitizations

In the third quarter of 2013, the Company securitized approximately $1.8 billion of one-to-four family residential mortgage loans in guaranteed mortgage securitizations with the Government National Mortgage Association (“Ginnie Mae”). Approximately $1.0 billion of such loans were formerly held in the Company’s loan portfolio, whereas the remaining $811 million of the loans were newly originated. The Company recognized gains of $35 million related to loans previously held for investment, which has been recorded in “other revenues from operations,” and gains of $15 million on newly originated loans, which has been reflected in “mortgage banking revenues.” In total, the Company securitized approximately $2.8 billion of one-to-four family residential mortgage loans in guaranteed mortgage securitizations with Ginnie Mae during the nine months ended September 30, 2013. Approximately $1.4 billion of such loans were formerly held in the Company’s loan portfolio, whereas the remaining $1.4 billion were newly originated. For the nine months ended September 30, 2013, the Company recognized pre-tax gains of $42 million related to loans previously held for investment, which have been recorded in “other revenues from operations,” and pre-tax gains of $25 million on newly originated loans, which have been reflected in “mortgage banking revenues.” As a result of the securitization structure, the Company does not have effective control over the underlying loans and expects no material credit-related losses on the retained securities as a result of the guarantees by Ginnie Mae. In the third quarter of 2013, the Company securitized and sold approximately $1.4 billion of automobile loans held in its loan portfolio. The Company recognized gains of $21 million related to the sale, which has been recorded in “other revenues from operations.” The Company has securitized loans to improve its regulatory capital ratios and strengthen its liquidity and risk profile as a result of changing regulatory liquidity and capital requirements.

In accordance with GAAP, the Company determined that it was the primary beneficiary of a residential mortgage loan securitization trust considering its role as servicer and its retained subordinated interests in the trust. As a result, the Company has included the one-to-four family residential mortgage loans that were included in the trust in its consolidated financial statements. At September 30, 2013 and December 31, 2012, the carrying values of the loans in the securitization trust were $126 million and $151 million, respectively. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to M&T at September 30, 2013 and December 31, 2012 was $19 million and $23 million, respectively. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at September 30, 2013 is limited to realizing the carrying value of the loans less the amount of the mortgage-backed securities held by the third parties.

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At September 30, 2013 and December 31, 2012, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $34 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.4 billion and $1.5 billion at September 30, 2013 and December 31, 2012, respectively. Those partnerships generally construct or acquire properties for which the investing partners are

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11.	Variable interest entities and asset securitizations, continued

eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $250 million, including $57 million of unfunded commitments, at September 30, 2013 and $270 million, including $71 million of unfunded commitments, at December 31, 2012. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.

12.	Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at September 30, 2013.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

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

As discussed in note 3, the Company sold substantially all of its privately issued mortgage-backed securities classified as available for sale during the second quarter of 2013. In prior periods, the Company generally used model-based techniques to value such securities because the Company was significantly restricted in the level of market observable assumptions that could be relied upon. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. Because of the inactivity in the markets and the lack of observable valuation inputs, the Company classified the valuation of privately issued mortgage-backed securities as Level 3.

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

Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. The Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at September 30, 2013 and

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

December 31, 2012. The modeling techniques included estimating cash flows using bond-specific assumptions about future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. In determining a market yield, applicable to the estimated cash flows, a margin over LIBOR, ranging from 5% to 11%, with a weighted-average of 8%, was used. Significant unobservable inputs used in the determination of estimated fair value of collateralized debt obligations are included in the accompanying table of significant unobservable inputs to Level 3 measurements. The total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $43 million and $59 million, respectively, at September 30, 2013 and $43 million and $62 million, respectively, at December 31, 2012. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

therefore, classifies such valuations as Level 2. The Company has considered counterparty credit risk in the valuation of its interest rate swap agreement assets and has considered its own credit risk in the valuation of its interest rate swap agreement liabilities.

The following tables present assets and liabilities at September 30, 2013 and December 31, 2012 measured at estimated fair value on a recurring basis:

	Fair value measurements at September 30, 2013	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)

Trading account assets	$371,370	48,344	323,026	—
Investment securities available for sale:
U.S. Treasury and federal agencies	37,887	—	37,887	—
Obligations of states and political subdivisions	17,963	—	17,963	—
Mortgage-backed securities:
Government issued or guaranteed	4,330,399	—	4,330,399	—
Privately issued	3,816	—	—	3,816
Collateralized debt obligations	59,303	—	—	59,303
Other debt securities	119,404	—	119,404	—
Equity securities	123,408	91,075	32,333	—

	4,692,180	91,075	4,537,986	63,119

Real estate loans held for sale	819,029	—	819,029	—
Other assets (b)	141,625	—	123,440	18,185

Total assets	$6,024,204	139,419	5,803,481	81,304

Trading account liabilities	$261,449	—	261,449	—
Other liabilities (b)	24,210	—	19,100	5,110

Total liabilities	$285,659	—	280,549	5,110

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

	Fair value measurements at December 31, 2012	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)

Trading account assets	$488,966	56,106	432,860	—
Investment securities available for sale:
U.S. Treasury and federal agencies	39,344	—	39,344	—
Obligations of states and political subdivisions	20,901	—	20,901	—
Mortgage-backed securities:
Government issued or guaranteed	3,371,041	—	3,371,041	—
Privately issued	1,023,886	—	—	1,023,886
Collateralized debt obligations	61,869	—	—	61,869
Other debt securities	111,950	—	111,950	—
Equity securities	110,446	98,364	12,082	—

	4,739,437	98,364	3,555,318	1,085,755

Real estate loans held for sale	1,387,491	—	1,387,491	—
Other assets (b)	194,331	—	146,275	48,056

Total assets	$6,810,225	154,470	5,521,944	1,133,811

Trading account liabilities	$374,274	—	374,274	—
Other liabilities (b)	10,592	—	10,395	197

Total liabilities	$384,866	—	384,669	197

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three months and nine months ended September 30, 2013 and 2012.
(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2013 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)

Balance – June 30, 2013	$5,272		$59,916		$7,408

Total gains (losses) realized/unrealized:
Included in earnings	—		—		24,440	(b)
Included in other comprehensive income	400	(e)	213	(e)	—
Settlements	(1,856)		(826)		—
Transfers in and/or out of Level 3 (c)	—		—		(18,773	)(d)

Balance – September 30, 2013	$3,816		$59,303		$13,075

Changes in unrealized gains (losses) included in earnings related to assets still held at September 30, 2013	$—		$—		$(1,727	)(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2012 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)

Balance – June 30, 2012	$1,080,519		$55,098		$34,051

Total gains (losses) realized/unrealized:
Included in earnings	(5,672	)(a)	—		84,864	(b)
Included in other comprehensive income	40,603	(e)	3,297	(e)	—
Settlements	(49,814)		(1,194)		—
Transfers in and/or out of Level 3 (c)	—		—		(48,570	)(d)

Balance – September 30, 2012	$1,065,636		$57,201		$70,345

Changes in unrealized gains (losses) included in earnings related to assets still held at September 30, 2012	$(5,672	)(a)	$—		$63,357	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2013 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)

Balance – January 1, 2013	$1,023,886		$61,869		$47,859

Total gains (losses) realized/unrealized:
Included in earnings	(56,102	)(a)	—		83,252	(b)
Included in other comprehensive income	116,984	(e)	(324	)(e)	—
Sales	(978,608)		—		—
Settlements	(102,344)		(2,242)		—
Transfers in and/or out of Level 3 (c)	—		—		(118,036	)(d)

Balance – September 30, 2013	$3,816		$59,303		$13,075

Changes in unrealized gains included in earnings related to assets still held at September 30, 2013	$—		$—		$925	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2012 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)

Balance – January 1, 2012	$1,151,285		$52,500		$6,923

Total gains (losses) realized/unrealized:
Included in earnings	(27,976	)(a)	—		157,381	(b)
Included in other comprehensive income	89,397	(e)	7,008	(e)	—
Settlements	(147,070)		(2,307)		—
Transfers in and/or out of Level 3 (c)	—		—		(93,959	)(d)

Balance – September 30, 2012	$1,065,636		$57,201		$70,345

Changes in unrealized gains (losses) included in earnings related to assets still held at September 30, 2012	$(27,976	)(a)	$—		$70,187	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

(a)	Reported as an OTTI loss or as gain (loss) on bank investment securities in the consolidated statement of income.
(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(c)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(d)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.
(e)	Reported as net unrealized gains on investment securities in the consolidated statement of comprehensive income.

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Investment securities held to maturity

During the nine-month period ended September 30, 2012, the Company recognized OTTI losses related to certain mortgage-backed securities of $5 million. In accordance with GAAP, the carrying value of such securities was reduced to fair value, with estimated credit losses recognized in earnings and any remaining unrealized loss recognized in accumulated other comprehensive income. The determination of fair value included use of external and internal valuation sources that, as in the case of available-for-sale privately issued mortgage-backed securities, were weighted and averaged when estimating fair value. Due to the presence of significant unobservable inputs that valuation was classified as Level 3. The amortized cost, fair value and impact on the Company’s financial statements of the modeling described herein were not material.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 10% to 80% at September 30, 2013. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $247 million at September 30, 2013, ($163 million and $84 million of which were classified as Level 2 and Level 3, respectively) and $320 million at September 30, 2012

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

($221 million and $99 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2013 were decreases of $33 million and $82 million for the three months and nine months ended September 30, 2013, respectively. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2012 were decreases of $17 million and $47 million for the three- and nine-month periods ended September 30, 2012, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $20 million and $51 million at September 30, 2013 and September 30, 2012, respectively. Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three- and nine-month periods ended September 30, 2013 and 2012.

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at September 30, 2013 and December 31, 2012.

	Fair value at September 30, 2013	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
	(in thousands)
Recurring fair value measurements

Privately issued mortgage–backed securities	$3,816	Two independent price quotes	—	—

Collateralized debt obligations	59,303	Discounted cash flow	Probability of default	13%-55% (39%)
			Loss severity	100%

Net other assets (liabilities)(a)	13,075	Discounted cash flow	Commitment expirations	0%-91% (21%)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

	Fair value at December 31, 2012	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
	(in thousands)
Recurring fair value measurements

Privately issued mortgage–backed securities	$1,023,886	Discounted cash flow	Probability of default	1%-40% (19%)
			Loss severity	32%-82% (51%)

Collateralized debt obligations	61,869	Discounted cash flow	Probability of default	22%-69% (47%)
			Loss severity	100%

Net other assets (liabilities)(a)	47,859	Discounted cash flow	Commitment expirations	0%-69% (20%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	September 30, 2013
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$2,059,753	$2,059,753	$1,992,949	$66,804	$—
Interest-bearing deposits at banks	1,925,811	1,925,811	—	1,925,811	—
Trading account assets	371,370	371,370	48,344	323,026	—
Investment securities	8,309,773	8,268,045	91,075	7,945,975	230,995
Loans and leases:
Commercial loans and leases	17,911,149	17,685,646	—	—	17,685,646
Commercial real estate loans	26,345,267	26,256,932	—	151,690	26,105,242
Residential real estate loans	9,228,003	9,198,681	—	5,757,491	3,441,190
Consumer loans	10,174,623	10,151,004	—	—	10,151,004
Allowance for credit losses	(916,370)	—	—	—	—

Loans and leases, net	62,742,672	63,292,263	—	5,909,181	57,383,082
Accrued interest receivable	234,208	234,208	—	234,208	—

Financial liabilities:
Noninterest-bearing deposits	$(24,150,771)	$(24,150,771)	$—	$(24,150,771)	$—
Savings deposits and NOW accounts	(38,253,417)	(38,253,417)	—	(38,253,417)	—
Time deposits	(3,831,443)	(3,853,552)	—	(3,853,552)	—
Deposits at Cayman Islands office	(316,510)	(316,510)	—	(316,510)	—
Short-term borrowings	(246,019)	(246,019)	—	(246,019)	—
Long-term borrowings	(5,121,326)	(5,257,947)	—	(5,257,947)	—
Accrued interest payable	(62,773)	(62,773)	—	(62,773)	—
Trading account liabilities	(261,449)	(261,449)	—	(261,449)	—

Other financial instruments:
Commitments to originate real estate loans for sale	$13,075	$13,075	$—	$—	$13,075
Commitments to sell real estate loans	(9,743)	(9,743)	—	(9,743)	—
Other credit-related commitments	(114,048)	(114,048)	—	—	(114,048)
Interest rate swap agreements used for interest rate risk management	114,083	114,083	—	114,083	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

	December 31, 2012
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,986,615	$1,986,615	$1,895,423	$91,192	$—
Interest-bearing deposits at banks	129,945	129,945	—	129,945	—
Trading account assets	488,966	488,966	56,106	432,860	—
Investment securities	6,074,361	6,018,968	98,364	4,687,211	1,233,393
Loans and leases:
Commercial loans and leases	17,776,953	17,554,562	—	—	17,554,562
Commercial real estate loans	25,993,790	25,858,482	—	199,997	25,658,485
Residential real estate loans	11,240,837	11,381,319	—	8,100,915	3,280,404
Consumer loans	11,559,377	11,504,799	—	—	11,504,799
Allowance for credit losses	(925,860)	—	—	—	—

Loans and leases, net	65,645,097	66,299,162	—	8,300,912	57,998,250
Accrued interest receivable	222,897	222,897	—	222,897	—

Financial liabilities:
Noninterest-bearing deposits	$(24,240,802)	$(24,240,802)	$—	$(24,240,802)	$—
Savings deposits and NOW accounts	(35,763,566)	(35,763,566)	—	(35,763,566)	—
Time deposits	(4,562,366)	(4,584,384)	—	(4,584,384)	—
Deposits at Cayman Islands office	(1,044,519)	(1,044,519)	—	(1,044,519)	—
Short-term borrowings	(1,074,482)	(1,074,482)	—	(1,074,482)	—
Long-term borrowings	(4,607,758)	(4,768,408)	—	(4,768,408)	—
Accrued interest payable	(54,281)	(54,281)	—	(54,281)	—
Trading account liabilities	(374,274)	(374,274)	—	(374,274)	—

Other financial instruments:
Commitments to originate real estate loans for sale	$47,859	$47,859	$—	$—	$47,859
Commitments to sell real estate loans	(7,299)	(7,299)	—	(7,299)	—
Other credit-related commitments	(119,464)	(119,464)	—	—	(119,464)
Interest rate swap agreements used for interest rate risk management	143,179	143,179	—	143,179	—

The following assumptions, methods and calculations were used in determining the estimated fair value of financial instruments not measured at fair value in the consolidated balance sheet.

Cash and cash equivalents, interest-bearing deposits at banks, deposits at Cayman Islands office, short-term borrowings, accrued interest receivable and accrued interest payable

Due to the nature of cash and cash equivalents and the near maturity of interest-bearing deposits at banks, deposits at Cayman Islands office, short-term borrowings, accrued interest receivable and accrued interest payable, the Company estimated that the carrying amount of such instruments approximated estimated fair value.

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

	September 30, 2013	December 31, 2012
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$6,239,383	6,282,615
Commercial real estate loans to be sold	60,479	139,929
Other commercial real estate and construction	3,877,466	3,819,342
Residential real estate loans to be sold	647,523	1,550,441
Other residential real estate	410,647	445,268
Commercial and other	10,629,010	10,070,711

Standby letters of credit	3,684,608	4,025,329

Commercial letters of credit	49,757	53,201

Financial guarantees, indemnification contracts and other	2,394,180	2,120,361

Commitments to sell real estate loans	1,294,488	2,625,408

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $2.2 billion at September 30, 2013 and $2.0 billion at December 31, 2012.

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

The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $46 million at September 30, 2013. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $37 million at September 30, 2013. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. Management believes that any reinsurance losses that may be payable by the Company will not be material to the Company’s consolidated financial position.

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At September 30, 2013, management believes that any further liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.

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

Information about the Company’s segments is presented in the following table:

	Three months ended September 30
	2013			2012
	Total revenues(a)	Inter- segment revenues	Net income (loss)	Total revenues(a)	Inter- segment revenues	Net income (loss)
	(in thousands)

Business Banking	$107,887	1,237	26,552	114,181	1,011	38,411
Commercial Banking	257,317	1,383	97,221	255,498	1,561	112,654
Commercial Real Estate	171,094	399	79,450	169,806	5,031	75,896
Discretionary Portfolio	44,040	(19,584)	25,182	1,805	(25,593)	(5,039)
Residential Mortgage Banking	92,505	15,241	12,731	138,662	28,454	44,727
Retail Banking	314,273	3,351	53,965	318,567	2,841	58,441
All Other	163,380	(2,027)	(622)	109,936	(13,305)	(31,628)

Total	$1,150,496	—	294,479	1,108,455	—	293,462

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14.	Segment information, continued

	Nine months ended September 30
	2013			2012
	Total revenues(a)	Inter- segment revenues	Net income (loss)	Total revenues(a)	Inter- segment revenues	Net income (loss)
	(in thousands)

Business Banking	$319,791	3,750	89,675	335,475	3,202	110,829
Commercial Banking	760,074	4,048	291,828	741,714	4,832	315,373
Commercial Real Estate	524,160	2,505	245,826	491,433	5,860	225,025
Discretionary Portfolio	41,972	(38,200)	18,992	(11,162)	(60,990)	(28,037)
Residential Mortgage Banking	324,168	55,528	81,235	341,699	100,350	94,238
Retail Banking	898,295	10,206	157,815	939,409	8,931	165,289
All Other	557,244	(37,837)	31,687	306,632	(62,185)	(149,412)

Total	$3,425,704	—	917,058	3,145,200	—	733,305

	Average total assets
	Nine months ended September 30		Year ended December 31
	2013	2012	2012
	(in millions)

Business Banking	$5,041	4,918	4,909
Commercial Banking	21,554	19,691	19,946
Commercial Real Estate	17,112	16,364	16,437
Discretionary Portfolio	16,224	16,428	16,583
Residential Mortgage Banking	2,783	2,316	2,451
Retail Banking	11,304	11,746	11,705
All Other	9,082	8,055	7,952

Total	$83,100	79,518	79,983

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $6,105,000 and $6,534,000 for the three-month periods ended September 30, 2013 and 2012, respectively, and $18,772,000 and $19,884,000 for the nine-month periods ended September 30, 2013 and 2012, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15.	Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting. The carrying value of that investment was $80 million at September 30, 2013.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for small-balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $3.4 billion and $3.8 billion at September 30, 2013 and December 31, 2012, respectively. In addition, the Company has servicing rights that were obtained from Bayview Financial related to residential mortgage loans with outstanding principal balances of $2.4 billion at September 30, 2013 and $2.7 billion at December 31, 2012. Revenues from servicing residential and small-balance commercial mortgage loans obtained from BLG and Bayview Financial were $7 million and $9 million during the three months ended September 30, 2013 and 2012, respectively, and $23 million and $27 million for the nine months ended September 30, 2013 and 2012, respectively. The Company sub-services residential mortgage loans for Bayview Financial and affiliates having outstanding principal balances totaling $45.5 billion and $11.4 billion at September 30, 2013 and December 31, 2012, respectively. During the third quarter of 2013, the Company added approximately $35 billion of residential real estate loans to the loans sub-serviced for Bayview Financial and affiliates. Revenues earned for sub-servicing loans for Bayview Financial and affiliates were $8 million and $2 million for the three-month periods ended September 30, 2013 and 2012, respectively, and $12 million and $7 million for the nine-month periods ended September 30, 2013 and 2012, respectively. In addition, at September 30, 2013 and December 31, 2012, the Company held $4 million and $11 million, respectively, of mortgage-backed securities in its available-for-sale investment securities portfolio that were securitized by Bayview Financial. Finally, the Company held $225 million and $242 million of similar investment securities in its held-to-maturity portfolio at September 30, 2013 and December 31, 2012, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

M&T Bank Corporation (“M&T”) recorded net income in the third quarter of 2013 of $294 million or $2.11 of diluted earnings per common share, compared with $293 million or $2.17 of diluted earnings per common share in the year-earlier quarter. During the second quarter of 2013, net income aggregated $348 million or $2.55 of diluted earnings per common share. Basic earnings per common share were $2.13 in the recent quarter, compared with $2.18 in the third quarter of 2012 and $2.56 in the second quarter of 2013. The after-tax impact of net acquisition and integration-related expenses (included herein as merger-related expenses) was $5 million ($8 million pre-tax) or $.04 of basic and diluted earnings per common share in the second quarter of 2013. Such expenses were associated with M&T’s pending acquisition of Hudson City Bancorp, Inc. (“Hudson City”) headquartered in Paramus, New Jersey. There were no merger-related expenses in either of the third quarters of 2013 or 2012. For the first nine months of 2013, net income was $917 million or $6.64 of diluted earnings per common share, compared with $733 million or $5.37 of diluted earnings per common share during the corresponding period of 2012. Basic earnings per common share were $6.69 and $5.39 for the first nine months of 2013 and 2012, respectively. The after-tax impact of merger-related expenses during the first nine months of 2013 was $8 million ($12 million pre-tax) or $.06 of basic and diluted earnings per common share, compared with $6 million ($10 million pre-tax) or $.05 of basic and diluted earnings per common share during the nine-month period ended September 30, 2012.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the recent quarter was 1.39%, compared with 1.45% in the third quarter of 2012 and 1.68% in the second quarter of 2013. The annualized rate of return on average common shareholders’ equity was 11.06% in the third quarter of 2013, compared with 12.40% in the year-earlier quarter and 13.78% in 2013’s second quarter. During the nine-month period ended September 30, 2013, the annualized rates of return on average assets and average common shareholders’ equity were 1.48% and 11.98%, respectively, compared with 1.23% and 10.55%, respectively, in the first nine months of 2012.

Reflected in the recent quarter’s results were after-tax gains from loan securitization transactions of $34 million ($56 million pre-tax), or $.26 per diluted common share. During the recent quarter, the Company securitized approximately $1.0 billion of one-to four family residential real estate loans previously held in the Company’s loan portfolio into guaranteed mortgage-backed securities with the Government National Mortgage Association (“Ginnie Mae”) and recognized gains of $35 million. The Company retained the substantial majority of those securities in its investment securities portfolio. In addition, the Company securitized and sold in September 2013 approximately $1.4 billion of automobile loans held in its loan portfolio, resulting in a gain of $21 million. The Company retained the servicing rights for such loans, resulting in capitalized servicing rights of $9 million being recorded.

Reflected in the results for the second quarter of 2013 were certain noteworthy items. The Company sold the majority of its privately issued mortgage-backed securities (“MBS”) that had been held in the available-for-sale investment securities portfolio for an after-tax loss of $28 million ($46 million pre-tax), or $.22 per diluted common share. In addition, the Company’s holdings of Visa and MasterCard shares were sold for an after-tax gain of $62 million ($103 million pre-tax), or $.48 per diluted common share. Finally, during the second quarter the Company reversed an accrual for a contingent compensation obligation assumed in the May 2011 acquisition of Wilmington Trust that expired, resulting in a $26 million reduction of “other expense – other costs of operations” having an after-tax impact of $15 million, or $.12 of diluted earnings per common share.

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City under which Hudson City would be acquired by M&T. Pursuant to the terms of the agreement, Hudson City common shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). As of September 30, 2013, total consideration to be paid was valued at approximately $4.8 billion. At September 30, 2013, Hudson City had $39.2 billion of assets, including $24.7 billion of loans and $10.0 billion of investment securities, and $34.5 billion of liabilities, including $22.1 billion of deposits. The merger has received the approval of the common shareholders of M&T and Hudson City. However, the merger is subject to a number of other conditions, including regulatory approvals.

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

On July 31, 2013, the U.S. District Court for the District of Columbia issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the Federal Reserve’s rule concerning electronic debit card transaction fees and network exclusivity arrangements (the “Current Rule”) that were adopted to implement Section 1075 of the Dodd-Frank Act – the so-called “Durbin Amendment.” The Court held that, in adopting the Current Rule, the Federal Reserve violated the Durbin Amendment’s provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are “reasonable and proportional to the costs incurred by the issuer” and therefore the Current Rule’s maximum permissible fees were too high. In addition, the Court held that the Current Rule’s network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. The Court vacated the Current Rule. The Court’s judgment was stayed in September 2013 pending appeal by the Federal Reserve. The Federal Reserve filed its appeal in October 2013. The fee limits in the Current Rule will remain in effect until the Federal Reserve revises the rule, if it is ultimately required to do so. If the Federal Reserve is not successful in its appeal and re-issues rules for purposes of implementing the Durbin Amendment in a manner consistent with this decision, the amount of debit card interchange fees the Company would be permitted to charge likely would be reduced. The amount of such reduction cannot be estimated at this time.

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

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Company’s periodic regulatory reports in the beginning of 2015. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies, such as M&T, that had $15 billion or more in total consolidated assets as of December 31, 2009. As a result, beginning in 2015, only 25% of M&T’s $1.2 billion of trust preferred securities currently outstanding will be includable in Tier 1 capital and in 2016, none of M&T’s trust preferred securities will be includable in Tier 1 capital. Trust preferred securities no longer included in M&T’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules.

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

Management believes that the Company will be able to comply with the targeted capital ratios upon implementation of the revised requirements, as finalized. More specifically, management estimates that the Company’s ratio of CET1 to risk-weighted assets under the New Capital Rules on a fully phased-in basis was approximately 8.75% as of September 30, 2013, reflecting a good faith estimate of the computation of CET1 and the Company’s risk-weighted assets under the methodologies set forth in the New Capital Rules.

The Company’s regulatory capital ratios under risk-based capital rules currently in effect are presented herein under the heading “Capital.”

Supplemental Reporting of Non-GAAP Results of Operations

As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.6 billion at each of September 30, 2013 and December 31, 2012 and $3.7 billion at September 30, 2012. Included in such intangible assets was goodwill of $3.5 billion at each of those dates. Amortization of core deposit and other intangible assets, after tax effect, totaled $6 million ($.05 per diluted common share) during the third quarter of 2013, compared with $9 million ($.07 per diluted common share) during the year-earlier quarter and $8 million ($.06 per diluted common share) during the second quarter of 2013. For the nine-month periods ended September 30, 2013 and 2012, amortization of core deposit and other intangible assets, after tax effect, totaled $22 million ($.17 per diluted common share) and $29 million ($.22 per diluted share), respectively.

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

Net operating income was $301 million in the recent quarter, compared with $302 million in the third quarter of 2012. Diluted net operating earnings per common share for the third quarter of 2013 were $2.16, compared with $2.24 in the year-earlier quarter. Net operating income and diluted net operating earnings per common share were $361 million and $2.65, respectively, in the second quarter of 2013. For the first nine months of 2013, net operating income and diluted net operating earnings per common share were $947 million and $6.87, respectively, compared with $768 million and $5.64, respectively, in the similar 2012 period.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.48%, compared with 1.56% in the year-earlier quarter and 1.81% in the second quarter of 2013. Net operating income represented an annualized return on average tangible common equity of 17.64% in the recently completed quarter, compared with 21.53% in the third quarter of 2012 and 22.72% in 2013’s second quarter. For the first nine months of 2013, net operating income represented an annualized return on average tangible assets and average tangible common shareholders’ equity of 1.59% and 19.66%, respectively, compared with 1.35% and 19.03%, respectively, in the corresponding period of 2012.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income totaled $679 million in the third quarter of 2013, compared with $669 million in the year-earlier quarter. That improvement reflected a $4.0 billion, or 6%, increase in average earning assets, offset in part by a 16 basis point (hundredths of one percent) narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. The increase in average earning assets was attributable to a $2.3 billion increase in lower yielding average interest-bearing deposits held at the Federal Reserve Bank and higher average loan balances of $1.4 billion. The higher average loan balances outstanding were largely attributable to increased demand for commercial loans and commercial real estate loans. Taxable-equivalent net interest income was $684 million in the second quarter of 2013. The decline in such income in the recent quarter as compared with the immediately preceding quarter was largely due to a 10 basis point narrowing of the net interest margin, partially offset by a $706 million increase in average earning assets. The narrowing of the net interest margin was largely the result of lower levels of prepayment fees and interest on nonaccrual loans. The rise in average earning assets resulted largely from recent quarter purchases of Ginnie Mae mortgage-backed securities.

For the first three quarters of 2013, taxable-equivalent net interest income was $2.03 billion, up 4% from $1.95 billion in the corresponding period of 2012. That increase was largely attributable to higher average earning assets, which rose $3.8 billion or 5% to $73.7 billion in the first nine months of 2013, partially offset by a 5 basis point narrowing of the net interest margin. Contributing to the growth in average earning assets were higher balances of commercial loans and commercial real estate loans due to increased demand for such loans, and higher residential real estate loan balances resulting from the Company’s decision to retain more of such loans rather than selling them during the first eight months of 2012.

Average loans and leases rose $1.4 billion, or 2%, to $64.9 billion in the recent quarter from $63.5 billion in the third quarter of 2012. Commercial loans and leases averaged $17.8 billion in the third quarter of 2013, up $1.3 billion or 8% from $16.5 billion in the year-earlier quarter. Average commercial real estate loans increased to $26.1 billion in the recent quarter, up $1.1 billion or 5% from $25.0 billion in the third quarter of 2012. The growth in commercial loans and commercial real estate loans reflects higher loan demand by customers. Average residential real estate loans outstanding declined $660 million or 6% to $9.6 billion in 2013’s third quarter from $10.3 billion in the year-earlier quarter. Included in that portfolio were loans originated for sale, which averaged $1.1 billion in the recently completed quarter, compared with $549 million in the third quarter of 2012. Excluding loans held for sale, average residential real estate loans decreased $1.2 billion from the third quarter of 2012 to the third quarter of 2013. That decrease was largely due to securitizations during the second and third quarters of 2013 of residential real estate loans previously held by the Company in its loan portfolio. During the second quarter of 2013, the Company securitized approximately $296 million of residential real estate loans and during 2013’s third quarter approximately $1.0 billion of residential real estate loans were securitized. The residential real estate loans were guaranteed by the Federal Housing Administration (“FHA”) and a substantial majority of the resulting Ginnie Mae mortgage-backed investment securities have been retained by the Company in the investment securities portfolio. Consumer loans averaged $11.3 billion in the recent quarter, $365 million or 3% below 2012’s third quarter average of $11.7 billion. That decline was largely due to lower average balances of automobile loans and home equity loans and lines of credit. In September 2013, the Company securitized and sold approximately $1.4 billion of automobile loans held in its loan portfolio. The Company has securitized loans to improve its regulatory capital ratios and strengthen its liquidity and risk profile, including the ability to pledge any of the retained assets, as a result of changing regulatory requirements.

Average loan balances in the recent quarter declined $1.1 billion, or 2%, from the second quarter of 2013. Average outstanding commercial loan and lease balances increased $85 million and commercial real estate loan average balances rose $78 million, while average residential real estate loans decreased $1.2 billion, or 11%, and average consumer loans declined $114 million, or 1%, from 2013’s second quarter. The significant decline in average outstanding residential real estate loans balances was the result of the second and third quarter FHA loan securitization transactions previously noted and payments received. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

Dollars in millions

		Percent increase (decrease) from
	3rd Qtr. 2013	3rd Qtr. 2012	2nd Qtr. 2013
Commercial, financial, etc.	$17,798	8%	—%
Real estate – commercial	26,129	5	—
Real estate – consumer	9,636	(6)	(11)
Consumer
Automobile	2,353	(7)	(6)
Home equity lines	5,771	(2)	—
Home equity loans	392	(27)	(8)
Other	2,779	3	3

Total consumer	11,295	(3)	(1)

Total	$64,858	2%	(2)%

For the first nine months of 2013, average loans and leases aggregated $65.6 billion, up $3.6 billion or 6% from $61.9 billion in the similar 2012 period. That growth was due, in part, to increased demand for commercial loans and commercial real estate loans. In addition, for the first eight months of 2012 the Company was retaining for portfolio a majority of originated residential real estate loans.

The investment securities portfolio averaged $7.0 billion in the recent quarter, up $169 million or 2% from $6.8 billion in the third quarter of 2012. The increase from the year-earlier quarter reflects the impact of recent quarter purchases of Ginnie Mae residential mortgage-backed securities and additions of similar securities resulting from loan securitization transactions during the two most recent quarters, partially offset by maturities and paydowns of mortgage-backed securities and the sale of $1.0 billion of privately held mortgage-backed securities late in 2013’s second quarter. Average investment securities balances in the third quarter of 2013 rose $1.7 billion from the immediately preceding quarter, due predominantly to the impact of the recent quarter purchases of Ginnie Mae securities and additions resulting from the securitizations of FHA residential real estate loans. Purchases of Ginnie Mae securities aggregated $1.6 billion in the third quarter of 2013. For the first nine months of 2013 and 2012, average investment securities were $6.0 billion and $7.2 billion, respectively. Late in the second quarter of 2013, the Company undertook certain actions to improve its regulatory capital and liquidity positions in response to evolving regulatory requirements. As a result, approximately $1.0 billion of privately issued MBS held in the available-for-sale portfolio were sold in 2013’s second quarter, as were the Company’s holdings of Visa and MasterCard common stock. Also in the second quarter of 2013, the Company securitized approximately $296 million of residential real estate loans guaranteed by the FHA. An additional $1.0 billion of similar FHA loans were securitized in the third quarter. In both quarters, a substantial majority of the resulting Ginnie Mae securities were retained by the Company. During 2013’s second quarter, the Company also began originating FHA residential real estate loans for purposes of securitizing such loans into Ginnie Mae mortgage-backed securities to be retained in the Company’s investment securities portfolio. Approximately $627 million and $811 million of such loans were securitized during 2013’s second and third quarters, respectively. Finally, during the third quarter of 2013, the Company also purchased approximately $1.6 billion of Ginnie Mae securities that were added to the portfolio.

The investment securities portfolio is largely comprised of residential mortgage-backed securities, debt securities issued by municipalities, trust preferred securities issued by certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to the risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination.

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” Nevertheless, there were no other-than-temporary impairment charges recognized in either of the second or third quarters of 2013. Other-than-temporary impairment charges recognized during the quarter ended September 30, 2012 totaled $6 million. That impairment charge related to certain privately issued MBS backed by residential and commercial real estate loans. Persistently high unemployment, loan delinquencies and foreclosures that led to a backlog of homes held for sale by financial institutions and others were significant factors contributing to the recognition of the other-than-temporary impairment charge related to the MBS. As noted earlier, substantially all of the privately issued MBS held in the available-for-sale investment securities portfolio were sold late in the second quarter of 2013. The impairment charge in the third quarter of 2012 predominantly related to a subset of those sold MBS. Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $2.8 billion, $397 million and $2.7 billion for the quarters ended September 30, 2013, September 30, 2012 and June 30, 2013, respectively. Interest-bearing deposits at banks averaged $2.6 billion in the recent quarter, compared with $298 million in the third quarter of 2012 and $2.4 billion in 2013’s second quarter. For the nine-month periods ended September 30, 2013 and 2012, average balances of other earning assets were $2.1 billion and $715 million, respectively, including $1.9 billion and $614 million, respectively, of interest-bearing deposits at banks. The rise in average interest-bearing deposits at banks in the second and third quarters of 2013 and in the nine-month period ended September 30, 2013 as compared with the 2012 periods was largely due to higher Wilmington Trust-related customer deposits. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.

As a result of the changes described herein, average earning assets aggregated $74.7 billion in the third quarter of 2013, compared with $70.7 billion in the year-earlier quarter and $74.0 billion in the second quarter of 2013. Average earning assets totaled $73.7 billion and $69.8 billion during the nine-month periods ended September 30, 2013 and 2012, respectively.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits averaged $64.1 billion in the third quarter of 2013, up 7% from $60.0 billion in the year-earlier quarter and 1% higher than $63.7 billion in the second quarter of 2013. Average core deposits of Wilmington Trust, National Association (“Wilmington Trust, N.A.”), a wholly owned bank subsidiary of M&T, including both noninterest-bearing trust deposits and certificates of deposit of $250,000 or less generated on a nationwide basis, were $1.6 billion, $1.4 billion and $1.5 billion during the three-month periods ended September 30, 2013, September 30, 2012 and June 30, 2013, respectively. The growth in core deposits since the third quarter of 2012 was due, in part, to the lack of attractive alternative investments available to the Company’s customers resulting from lower interest rates and from the economic environment in the U.S. and higher balances held on behalf of trust customers. The low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have generally increased. The following table provides an analysis of quarterly changes in the components of average core deposits. For the nine-month periods ended September 30, 2013 and 2012, core deposits averaged $63.2 billion and $58.3 billion, respectively.

AVERAGE CORE DEPOSITS

Dollars in millions

		Percent increase (decrease) from
	3rd Qtr. 2013	3rd Qtr. 2012	2nd Qtr. 2013
NOW accounts	$905	6%	(1)%
Savings deposits	35,830	11	1
Time deposits	3,365	(18)	(4)
Noninterest-bearing deposits	23,998	6	1

Total	$64,098	7%	1%

Additional funding sources for the Company included branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits. Time deposits over $250,000, excluding brokered certificates of deposit, averaged $333 million in the third quarter of 2013, compared with $375 million and $318 million in the third quarter of 2012 and the second quarter of 2013, respectively. Cayman Islands office deposits averaged $392 million, $702 million and $326 million for the three-month periods ended September 30, 2013, September 30, 2012 and June 30, 2013, respectively. Brokered time deposits averaged $229 million in the recent quarter, compared with $680 million in the third quarter of 2012 and $396 million in the second quarter of 2013. The Company also had brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged $1.2 billion during the recently completed quarter, compared with $1.0 billion and $936 million during the third quarter of 2012 and the second quarter of 2013, respectively. The levels of brokered NOW and brokered money-market deposit accounts reflect the demand for such deposits, largely resulting from the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. The level of Cayman Islands office deposits and brokered deposits are also reflective of customer demand. Additional amounts of such deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank and others as sources of funding. Average short-term borrowings totaled $299 million in the recent quarter, compared with $976 million in the third quarter of 2012 and $343 million in the second quarter of 2013. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $206 million in the third quarter of 2013, $808 million in the year-earlier quarter and $239 million in the second quarter of 2013. Overnight federal funds borrowings represented the largest component of short-term borrowings and totaled $158 million at September 30, 2013, $437 million at September 30, 2012 and $939 million at December 31, 2012.

Long-term borrowings averaged $5.0 billion during each of the quarters ended September 30, 2013 and September 30, 2012, and $5.1 billion in the second quarter of 2013. Included in average long-term borrowings were subordinated capital notes of $1.6 billion in the two most recent quarters, compared with $1.8 billion in the third quarter of 2012. On April 15, 2013, $250 million of 4.875% subordinated notes of the Company matured and were redeemed. On July 2, 2012, the Company redeemed $400 million of subordinated capital notes of M&T Bank that were due to mature in 2013, as such notes ceased to qualify as regulatory capital during the one-year period before their contractual maturity date. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.2 billion in each of the quarters ended September 30, 2013, September 30, 2012 and June 30, 2013. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.4 billion during each of the third quarters of 2013 and 2012 and the second quarter of 2013. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates. During the first quarter of 2013, M&T Bank initiated a Bank Note Program whereby M&T Bank may offer up to $5 billion of unsecured senior and subordinated notes. During March 2013, three-year floating rate senior notes due March 2016 were issued for $300 million and five-year 1.45% fixed rate senior notes due March 2018 were issued for $500 million. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of September 30, 2013 interest rate swap agreements were used to hedge approximately $900 million of fixed rate subordinated notes and $500 million of fixed rate senior notes. Further information on interest rate swap agreements is provided in note 10 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.40% in the third quarter of 2013, compared with 3.52% in the third quarter of 2012 and 3.48% in the second quarter of 2013. The yield on earning assets during the recent quarter was 3.98%, down 25 basis points from 4.23% in the year-earlier quarter, while the rate paid on interest-bearing liabilities declined 13 basis points to .58% from .71%. In the second quarter of 2013, the yield on earning assets was 4.10% and the rate paid on interest-bearing liabilities was .62%. For the first nine months of 2013, the net interest spread was 3.46%, down 2 basis points from the year-earlier period. The yield on earning assets and the rate paid on interest-bearing liabilities for the nine-month period ended September 30, 2013 were 4.07% and .61%, respectively, compared with 4.24% and .76%, respectively, in the corresponding 2012 period.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $27.1 billion in the recent quarter, compared with $24.6 billion in the third quarter of 2012 and $26.6 billion in the second quarter of 2013. The increases in average net interest-free funds in the two most recent quarters as compared with the third quarter of 2012 reflect higher average balances of noninterest-bearing deposits. Such deposits averaged $24.0 billion, $22.7 billion and $23.7 billion in the quarters ended September 30, 2013, September 30, 2012 and June 30, 2013, respectively. During the first nine months of 2013 and 2012, average net interest-free funds were $26.4 billion and $23.1 billion, respectively. Goodwill and core deposit and other intangible assets averaged $3.6 billion during the quarters ended September 30, 2013 and June 30, 2013, compared with

$3.7 billion during the quarter ended September 30, 2012. The cash surrender value of bank owned life insurance averaged $1.6 billion in each of the three-month periods ended September 30, 2013, September 30, 2012 and June 30, 2013. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .21% in the recent quarter, compared with .25% in the third quarter of 2012 and .23% in the second quarter of 2013. That contribution for the first nine months of 2013 and 2012 was .22% and .25%, respectively.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.61% in the recent quarter, compared with 3.77% in the third quarter of 2012 and 3.71% in the second quarter of 2013. During the nine-month periods ended September 30, 2013 and 2012, the net interest margin was 3.68% and 3.73%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin. In particular, the relatively low interest rate environment continues to exert downward pressure on yields on loans, investment securities and other earning assets.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.4 billion at each of September 30, 2013 and June 30, 2013, compared with $900 million at each of September 30, 2012 and December 31, 2012. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended September 30, 2013 and 2012 and the quarter ended June 30, 2013 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $114 million at September 30 and June 30, 2013, $153 million at September 30, 2012 and $143 million at December 31, 2012. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of September 30, 2013 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $94 million of collateral with the Company.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 4.42% and 1.22%, respectively, at September 30, 2013. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

Dollars in thousands

	Three months ended September 30
	2013		2012
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(11,088)	(.09)	(9,077)	(.08)

Net interest income/margin	$11,088	.06%	$9,077	.05%

Average notional amount	$1,400,000		$900,000

Rate received (b)		4.39%		6.04%
Rate paid (b)		1.24%		2.03%

	Nine months ended September 30
	2013		2012
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(30,180)	(.09)	(27,135)	(.08)

Net interest income/margin	$30,180	.06%	$27,135	.05%

Average notional amount	$1,079,487		$900,000

Rate received (b)		5.31%		6.08%
Rate paid (b)		1.57%		2.06%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

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

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings totaled $158 million, $437 million and $939 million at September 30, 2013, September 30, 2012 and December 31, 2012, respectively. In general, those borrowings were unsecured and matured on the next business day. In addition to satisfying customer demand, Cayman Islands office deposits and brokered certificates of deposit may be used by the Company as an alternative to short-term borrowings. Cayman Islands office deposits also generally mature on the next business day and totaled $317 million at September 30, 2013, $1.4 billion at September 30, 2012 and $1.0 billion at December 31, 2012. Outstanding brokered time deposits at September 30, 2013, September 30, 2012 and December 31, 2012 were $178 million, $625 million and $462 million, respectively. At September 30, 2013, the weighted-average remaining term to maturity of brokered time deposits was one month. The Company also has brokered NOW and brokered money-market deposit accounts which totaled $1.2 billion at September 30, 2013 and $1.1 billion at each of September 30, 2012 and December 31, 2012.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $14 million and $10 million at September 30, 2013 and 2012, respectively, and $7 million at December 31, 2012. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.8 billion at September 30, 2013 and $1.9 billion at each of September 30 and December 31, 2012. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at September 30, 2013 approximately $1.03 billion was available for payment of dividends to M&T from banking subsidiaries. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 5 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at September 30, 2013 or at December 31, 2012.

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

The accompanying table as of September 30, 2013 and December 31, 2012 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

Dollars in thousands

	Calculated increase (decrease) in projected net interest income
Changes in interest rates	September 30, 2013	December 31, 2012
+200 basis points	$211,933	210,030
+100 basis points	116,118	117,198
–100 basis points	(64,649)	(69,687)
–200 basis points	(91,141)	(90,333)

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

The Company engages in trading activities to meet the financial needs of customers, to fund the Company’s obligations under certain deferred compensation plans and, to a limited extent, to profit from perceived market opportunities. Financial instruments utilized in trading activities consist predominantly of interest rate contracts, such as swap agreements, and forward and futures contracts related to foreign currencies, but have also included investments in U.S. Treasury and other government securities, mutual funds, and as previously described, a limited number of VRDBs. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The fair values of the offsetting trading positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 10 of Notes to Financial Statements. The amounts of gross and net trading positions, as well as the type of trading activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by management and approved by M&T’s Board of Directors. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading activities.

The notional amounts of interest rate contracts entered into for trading purposes totaled $15.9 billion at September 30, 2013, compared with $15.1 billion at September 30, 2012 and $15.5 billion at December 31, 2012. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $904 million, $1.2 billion and $869 million at September 30, 2013, September 30, 2012 and December 31, 2012, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $371 million and $261 million, respectively, at September 30, 2013, $527 million and $424 million, respectively, at September 30, 2012, and $489 million and $374 million, respectively, at December 31, 2012. Included in trading account assets at September 30, 2013 were $27 million of assets related to deferred compensation plans, compared with $36 million at each of September 30, 2012 and December 31, 2012. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at each of September 30, 2013 and December 31, 2012 were $30 million of liabilities related to deferred compensation plans, while at September 30, 2012, such liabilities related to deferred compensation plans totaled $31 million. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

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

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the third quarter of 2013 was $48 million, compared with $46 million in the year-earlier quarter and $57 million in the second quarter of 2013. For the nine-month periods ended September 30, 2013 and 2012, the provision for credit losses was $143 million and $155 million, respectively.

Net loan charge-offs were $48 million in the recent quarter, compared with $42 million in the third quarter of 2012 and $57 million in the second quarter of 2013. Net charge-offs as an annualized percentage of average loans and leases were .29% in the third quarter of 2013, compared with .26% and .35% in the third quarter of 2012 and the second quarter of 2013, respectively. Net charge-offs for the nine-month periods ended September 30 aggregated $141 million in 2013 and $142 million in 2012, representing an annualized .29% and .31% of average loans and leases. A summary of net charge–offs by loan type follows:

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

In thousands

	2013
	1st Qtr.	2nd Qtr.	3rd Qtr.	Year to-date
Commercial, financial, etc.	$6,788	44,631	25,781	77,200
Real estate:
Commercial	8,773	(7,161)	2,950	4,562
Residential	3,721	3,373	2,921	10,015
Consumer	17,461	16,209	16,043	49,713

	$36,743	57,052	47,695	141,490

	2012
	1st Qtr.	2nd Qtr.	3rd Qtr.	Year to-date
Commercial, financial, etc.	$4,870	13,648	7,700	26,218
Real estate:
Commercial	8,823	11,724	6,561	27,108
Residential	10,844	9,619	7,548	28,011
Consumer	23,747	16,987	19,996	60,730

	$48,284	51,978	41,805	142,067

Reflected in net charge-offs of commercial loans in the recent quarter and in the second quarter of 2013 were $19 million and $30 million, respectively, of charge-offs for a relationship with a motor vehicle-related parts wholesaler. Included in net charge-offs (recoveries) of commercial real estate loans were net recoveries of previously charged-off loans to residential homebuilders and developers of $2 million and $9 million for the quarters ended September 30, 2013 and June 30, 2013, respectively, and net charge-offs of loans of $1 million in the third quarter of 2012. Reflected in net charge-offs of residential real estate loans were net charge-offs of alternative (“Alt-A”) loans of $1 million in the recent quarter, compared with $5 million in the third quarter of 2012 and $2 million in 2013’s second quarter. Alt-A loans represent residential real estate loans that at origination typically included some form of limited borrower documentation requirements as compared with more traditional residential real estate loans. Loans in the Company’s Alt-A portfolio were originated by the Company prior to 2008. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended September 30, 2013, September 30, 2012 and June 30, 2013, respectively, of: automobile loans of $2 million, $3 million and $3 million; recreational vehicle loans of $3 million, $4 million and $3 million; and home equity loans and lines of credit, including Alt-A second lien loans, of $4 million, $7 million and $5 million. Including both first and second lien mortgages, net charge-offs of Alt-A loans totaled $1 million and $5 million in the quarters ended September 30, 2013 and 2012, respectively, compared with $2 million in the second quarter of 2013.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of loans. The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet. The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans obtained in acquisitions subsequent to 2008 was $4.6 billion, $6.4 billion, $5.8 billion and $4.9 billion at September 30, 2013, September 30, 2012, December 31, 2012 and June 30, 2013, respectively. The portion of the nonaccretable balance related to remaining principal losses as well as life-to-date principal losses charged against the nonaccretable balance as of September 30, 2013 and December 31, 2012 are presented in the accompanying table.

	Nonaccretable balance - principal
	Remaining balance		Life-to-date charges
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(in thousands)
Commercial, financing, leasing, etc.	$33,957	40,198	67,883	63,190
Commercial real estate	138,086	285,681	275,618	262,062
Residential real estate	29,684	36,471	53,250	46,842
Consumer	36,125	50,856	72,050	63,132

Total	$237,852	413,206	468,801	435,226

Nonaccrual loans totaled $916 million or 1.44% of total loans and leases outstanding at September 30, 2013, compared with $925 million or 1.44% at September 30, 2012, $1.01 billion or 1.52% at December 31, 2012 and $965 million or 1.46% at June 30, 2013. The decline in nonaccrual loans at the recent quarter-end as compared with June 30, 2013 and December 31, 2012 was largely due to lower commercial loans and commercial real estate loans in nonaccrual status.

Accruing loans past due 90 days or more (excluding acquired loans) were $340 million at each of September 30 and June 30, 2013, or ..53% and .52% of total loans and leases, respectively, compared with $309 million or .48% at September 30, 2012 and $358 million or .54% at December 31, 2012. Those loans included loans guaranteed by government-related entities of $321 million, $280 million, $316 million and $315 million at September 30, 2013, September 30, 2012, December 31, 2012 and June 30, 2013. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $281 million, $263 million, $294 million and $284 million at September 30, 2013, September 30, 2012, December 31, 2012 and June 30, 2013, respectively.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $357 million at September 30, 2013, or .56% of total loans. Purchased impaired loans totaled $528 million and $447 million at September 30 and December 31, 2012, respectively. The decline in such loans during the first nine months of 2013 was predominantly the result of payments received from customers.

Acquired accruing loans past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Such loans totaled $154 million at September 30, 2013, compared with $161 million at September 30, 2012 and $167 million at December 31, 2012.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $211 million, $165 million and $167 million at September 30, 2013, September 30, 2012 and December 31, 2012, respectively.

Nonaccrual commercial loans and leases aggregated $111 million at September 30, 2013, $122 million at September 30, 2012, $152 million at December 31, 2012 and $145 million at June 30, 2013. Commercial real estate loans classified as nonaccrual aggregated $348 million at September 30, 2013, $424 million a year earlier, $412 million at December 31, 2012 and $369 million at June 30, 2013. Reflected in such nonaccrual loans were loans to residential homebuilders and developers totaling $113 million, $226 million, $182 million and $132 million at September 30, 2013, September 30, 2012, December 31, 2012 and June 30, 2013, respectively. Information about the location of nonaccrual and charged–off loans to residential real estate builders and developers as of and for the three-month period ended September 30, 2013 is presented in the accompanying table.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

	September 30, 2013			Quarter ended September 30, 2013
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances(a)	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
New York	$344,688	$6,646	1.93%	$158	.21%
Pennsylvania	151,170	45,435	30.06	197	.47
Mid-Atlantic	513,578	59,012	11.49	(1,929)	(1.49)
Other	222,153	3,828	1.72	(415)	(.78)

Total	$1,231,589	$114,921	9.33%	$(1,989)	(.67)%

(a)	Includes approximately $35 million of loans not secured by real estate, of which approximately $2 million were in nonaccrual status.

Residential real estate loans classified as nonaccrual totaled $334 million at September 30, 2013, compared with $278 million at September 30, 2012, $345 million at December 31, 2012 and $339 million at June 30, 2013. The increase in such nonaccrual loans from September 30, 2012 was predominantly related to the addition during the fourth quarter of 2012 of $64 million of loans to one customer that are secured by residential real estate. Depressed real estate values and high levels of delinquencies have contributed to higher than historical levels of residential real estate loans classified as nonaccrual. Included in residential real estate loans classified as nonaccrual were Alt-A loans, which totaled $81 million at September 30, 2013, compared with $96 million at each of September 30, 2012 and December 31, 2012 and $85 million at June 30, 2013. Residential real estate loans past due 90 days or more and accruing interest (excluding acquired loans) totaled $318 million at September 30, 2013, compared with $276 million a year earlier and $313 million at each of December 31, 2012 and June 30, 2013, respectively. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended September 30, 2013 is presented in the accompanying table.

Nonaccrual consumer loans and leases totaled $123 million at September 30, 2013, compared with $101 million a year earlier, $104 million at December 31, 2012 and $112 million at June 30, 2013. Included in nonaccrual consumer loans and leases at September 30, 2013, September 30, 2012, December 31, 2012 and June 30, 2013 were automobile loans of $22 million, $26 million, $25 million and $21 million, respectively; recreational vehicle loans of $11 million, $9 million, $10 million and $9 million, respectively; and outstanding balances of home equity loans and lines of credit, including second lien Alt-A loans, of $78 million, $56 million, $58 million and $70 million, respectively. The increases in such loans and lines of credit at the two most recent quarter-ends as compared with September 30 and December 31, 2012 were largely attributable to the Company’s ability to now identify home equity loans and lines of credit as nonaccrual when those loans are less than 90 days past due but the related senior lien loan that is not owned by the Company is more than 90 days past due. These additional nonaccrual loans aggregated $32 million and $28 million at September 30 and June 30, 2013, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended September 30, 2013 is presented in the accompanying table.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

	September 30, 2013			Quarter ended September 30, 2013
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
Residential mortgages:
New York	$3,646,611	$68,568	1.88%	$345	.04%
Pennsylvania	1,225,823	19,146	1.56	1,076	.33
Mid-Atlantic	2,164,524	35,843	1.66	311	.06
Other	1,755,329	127,648	7.27	156	.03

Total	$8,792,287	$251,205	2.86%	$1,888	.08%

Residential construction loans:
New York	$8,393	$396	4.72%	$(1)	(.03)%
Pennsylvania	1,919	283	14.75	—	—
Mid-Atlantic	9,717	34	.35	—	—
Other	18,679	1,069	5.72	9	.19

Total	$38,708	$1,782	4.60%	$8	.08%

Alt-A first mortgages:
New York	$64,899	$17,949	27.66%	$2	.01%
Pennsylvania	11,930	3,107	26.04	13	.41
Mid-Atlantic	77,376	10,773	13.92	63	.32
Other	242,803	49,076	20.21	947	1.52

Total	$397,008	$80,905	20.38%	$1,025	1.00%

Alt-A junior lien:
New York	$1,505	$260	17.28%	$60	15.13%
Pennsylvania	438	35	7.99	—	—
Mid-Atlantic	3,459	184	5.32	5	.52
Other	8,504	647	7.61	91	4.22

Total	$13,906	$1,126	8.10%	$156	4.39%

First lien home equity loans:
New York	$27,225	$1,454	5.34%	$13	.18%
Pennsylvania	86,248	2,586	3.00	—	—
Mid-Atlantic	106,557	852	.80	—	—
Other	2,960	66	2.23	—	—

Total	$222,990	$4,958	2.22%	$13	.02%

First lien home equity lines:
New York	$1,397,750	$9,936	.71%	$112	.03%
Pennsylvania	850,277	4,761	.56	109	.05
Mid-Atlantic	878,662	3,165	.36	64	.03
Other	31,152	1,491	4.79	—	—

Total	$3,157,841	$19,353	.61%	$285	.04%

Junior lien home equity loans:
New York	$21,330	$3,097	14.52%	$356	6.46%
Pennsylvania	25,672	1,095	4.27	111	1.63
Mid-Atlantic	84,129	1,244	1.48	(11)	(.05)
Other	10,103	170	1.68	(35)	(1.36)

Total	$141,234	$5,606	3.97%	$421	1.16%

Junior lien home equity lines:
New York	$966,952	$31,291	3.24%	$1,480	.60%
Pennsylvania	390,600	3,541	.91	449	.45
Mid-Atlantic	1,206,052	8,433	.70	988	.32
Other	69,817	3,229	4.62	97	.53

Total	$2,633,421	$46,494	1.77%	$3,014	.45%

Real estate and other foreclosed assets were $89 million at September 30, 2013, compared with $112 million at September 30, 2012, $104 million at December 31, 2012 and $82 million at June 30, 2013. At September 30, 2013, the Company’s holding of residential real estate-related properties comprised 59% of foreclosed assets.

A comparative summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

Dollars in thousands

	2013 Quarters			2012 Quarters
	Third	Second	First	Fourth	Third

Nonaccrual loans	$915,871	964,906	1,052,794	1,013,176	925,231
Real estate and other foreclosed assets	89,203	82,088	95,680	104,279	112,160

Total nonperforming assets	$1,005,074	1,046,994	1,148,474	1,117,455	1,037,391

Accruing loans past due 90 days or more(a)	$339,792	340,467	331,283	358,397	309,420

Government guaranteed loans included in totals above:
Nonaccrual loans	$68,519	69,508	63,385	57,420	54,583
Accruing loans past due 90 days or more	320,732	315,281	311,579	316,403	280,410

Renegotiated loans	$259,301	263,351	272,285	271,971	266,526

Acquired accruing loans past due 90 days or more(b)	$153,585	155,686	157,068	166,554	161,424

Purchased impaired loans(c):
Outstanding customer balance	$648,118	725,196	790,048	828,571	978,731
Carrying amount	357,337	394,697	425,232	447,114	528,001

Nonaccrual loans to total loans and leases, net of unearned discount	1.44%	1.46%	1.60%	1.52%	1.44%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.58%	1.59%	1.74%	1.68%	1.62%
Accruing loans past due 90 days or more (a) to total loans and leases, net of unearned discount	.53%	.52%	.50%	.54%	.48%

(a)	Excludes acquired loans. Predominantly residential mortgage loans.
(b)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans that were impaired at acquisition date and recorded at fair value.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of September 30, 2013 in light of: (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company. While there has been general improvement in economic conditions, concerns continue to exist about the strength of such improvements in both national and international markets; the slowly strengthening housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment; continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 60% of the Company’s loans are to customers in New York State and Pennsylvania); and continued uncertainty about possible responses to state and local government budget deficits.

The Company utilizes a loan grading system which is applied to all commercial and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Criticized commercial loans and commercial real estate loans increased to $2.2 billion at September 30, 2013 from $2.1 billion at June 30, 2013. Such loans totaled $2.4 billion at December 31, 2012 and $2.5 billion at September 30, 2012. The rise in criticized loans from June 30, 2013 resulted from higher commercial real estate loans in this classification. Loan officers with the support of loan review personnel in different geographic locations are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective geographic regions. On a quarterly basis, the Company’s centralized loan review department reviews all criticized commercial and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. At September 30, 2013, approximately 55% of the Company’s home equity portfolio consisted of first lien loans and lines of credit. Of the remaining junior lien loans in the portfolio, approximately 75% (or approximately 34% of the aggregate home equity portfolio) consisted of junior lien loans and lines of credit that were behind a first lien mortgage loan that was not owned or serviced by the Company. To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. At September 30, 2013 and June 30, 2013, the balances of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance were $32 million and $28 million, respectively, compared with $7 million at December 31, 2012 when such determination was based only on the status of related senior lien loans that were owned or serviced by the Company. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. Additionally, the Company generally evaluates home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. In determining the amount of such charge-offs, if the Company does not know the amount of the remaining first lien mortgage loan (typically because the Company does not own or service the first lien loan), the Company assumes that the first lien mortgage loan has had no principal amortization since the origination of the junior lien loan. Similarly, data used in estimating incurred losses for purposes of determining the allowance for credit losses also assumes no reductions in outstanding principal of remaining first lien loans since the origination of the junior lien loan. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At September 30, 2013, approximately 95% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 18% were making contractually allowed payments that do not include any repayment of principal.

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

In determining the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases. In quantifying incurred losses, the Company considers the factors and uses the techniques described herein and in note 4 of Notes to Financial Statements. For purposes of determining the level of the allowance for credit losses, the Company segments its loan and lease portfolio by loan type. The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan by loan analysis of commercial loans and commercial real estate loans in nonaccrual status. Measurement of the specific loss components is typically based on expected future cash flows, collateral values or other factors that may impact the borrower’s ability to pay. Losses associated with residential real estate loans and consumer loans are generally determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. These forecasts give consideration to overall borrower repayment performance and current geographic region changes in collateral values using third party published historical price indices or automated valuation methodologies. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a junior lien position. Approximately 45% of the Company’s home equity portfolio consists of junior lien loans and lines of credit. The Company generally evaluates residential real estate loans and home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. Except for consumer loans and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively and loans obtained in acquisition transactions, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more and has been placed in nonaccrual status. Those impaired loans are evaluated for specific loss components. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Loans less than 90 days delinquent are deemed to have a minimal delay in payment and are generally not considered to be impaired. Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The impact of estimated future credit losses represents the predominant difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition. Subsequent decreases to those expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Additional information regarding the Company’s process for determining the allowance for credit losses is included in note 4 of Notes to Financial Statements.

Management believes that the allowance for credit losses at September 30, 2013 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $916 million, or 1.44% of total loans and leases at September 30, 2013, compared with $921 million or 1.44% at September 30, 2012, $926 million or 1.39% at December 31, 2012 and $927 million or 1.41% at June 30, 2013. The ratio of the allowance to total loans and leases at each respective date reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value based on estimated future cash flows expected to be received on those loans. Those cash flows reflect the impact of expected defaults on customer repayment performance. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value. During the third quarter of 2013, the allowance for credit losses was reduced by $11 million as a result of the automobile loan securitization previously noted. Automobile loans totaling $1.4 billion held in the Company’s loan portfolio were securitized and sold in September 2013. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans was 100% at each of September 30, 2013 and 2012, compared with 91% at December 31, 2012 and 96% at June 30, 2013. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in determining the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $477 million in the third quarter of 2013, compared with $446 million in the year-earlier quarter and $509 million in the second quarter of 2013. Reflected in those amounts were net gains on investment securities of $56 million in the second quarter of 2013, compared with net losses of $5 million in the third quarter of 2012. There were no gains or losses on investment securities in the recently completed quarter. During the second quarter of 2013, the Company sold privately issued MBS held in its available-for-sale portfolio having an amortized cost of approximately $1.0 billion, resulting in a net pre-tax loss of $46 million. The Company decided to sell the privately issued MBS at that time in order to improve its regulatory capital and liquidity position through reduced exposure to such relatively higher risk, less liquid, securities in favor of lower risk, highly liquid, Ginnie Mae securities. The Company also realized a $103 million pre-tax gain in 2013’s second quarter from the sale of its holdings of Visa and MasterCard common stock that it had received at no cost as part of the restructuring of those companies several years earlier. Included in net securities gains and losses in the third quarter of 2012 were other-than-temporary impairment charges of $6 million. Those other-than-temporary impairment charges were predominantly related to a subset of the same privately issued MBS that were sold in the second quarter of 2013 and reflected the impact of lower real estate values and higher delinquencies on real estate loans underlying those impaired securities.

Excluding gains and losses on bank investment securities (including other-than-temporary impairment losses) in all periods, other income totaled $477 million in the recent quarter, compared with $451 million in the third quarter of 2012 and $452 million in the second quarter of 2013. Reflected in other income in the quarters ended September 30, 2013 and June 30, 2013 were gains from loan securitization activities of $56 million and $7 million, respectively. Partially offsetting the impact of the recent quarter securitization gains were declines in residential and commercial mortgage banking revenues, as compared with the third quarter of 2012 and the second 2013 quarter.

Mortgage banking revenues were $65 million in the third quarter of 2013, down 39% from $107 million in the year-earlier quarter and 29% below $91 million in the second quarter of 2013. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $50 million in the recent quarter, compared with $82 million in the third quarter of 2012 and $66 million in 2013’s second quarter. The lower level of residential mortgage banking revenues in the recent quarter as compared with the two earlier quarters was due to decreased volumes of loans originated for sale and narrower margins related to such loans. Loans originated for sale include the impact of the Company’s involvement in the U.S. government’s Home Affordable Refinance Program (“HARP 2.0”), which allows homeowners to refinance their Fannie Mae or Freddie Mac mortgages when they have little or no equity. The HARP 2.0 program was set to expire December 31, 2013, but was extended and will now be available to borrowers through December 31, 2015.

New commitments to originate residential mortgage loans to be sold were approximately $1.1 billion in the recent quarter, compared with $1.8 billion in each of the third quarter of 2012 and the second quarter of 2013. Included in those commitments to originate residential mortgage loans to be sold were HARP 2.0 commitments of $131 million, $585 million and $375 million in the quarters ended September 30, 2013, September 30, 2012 and June 30, 2013, respectively. Realized gains from sales of residential mortgage loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase mortgage loans originated for sale) and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $17 million in the recently completed quarter, compared with gains of $57 million and $40 million in the third quarter of 2012 and the second quarter of 2013, respectively.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues were reduced by approximately $3 million, $10 million and $5 million during the three-month periods ended September 30, 2013, September 30, 2012 and June 30, 2013, respectively, related to actual or anticipated settlement of repurchase obligations.

Loans held for sale that are secured by residential real estate totaled $667 million at September 30, 2013, $801 million at September 30, 2012 and $1.2 billion at December 31, 2012. Commitments to sell residential mortgage loans and commitments to originate residential mortgage loans for sale at pre-determined rates were $1.1 billion and $648 million, respectively, at September 30, 2013, $1.9 billion and $1.6 billion, respectively, at September 30, 2012 and $2.3 billion and $1.6 billion, respectively, at December 31, 2012. Net recognized unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $22 million at September 30, 2013, $71 million at September 30, 2012 and $83 million at December 31, 2012. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net decreases in revenues of $23 million and $12 million in the third quarter of 2013 and the second quarter of 2013, respectively, and a net increase in revenues of $37 million in the third quarter of 2012.

Revenues from servicing residential mortgage loans for others were $30 million in the recent quarter, up from $24 million in the third quarter of 2012 and $23 million in the second quarter of 2013. Included in such servicing revenues were amounts related to purchased servicing rights associated with small-balance commercial mortgage loans of $4 million in each of the two most recent quarters and $5 million in third quarter of 2012. Residential mortgage loans serviced for others totaled $72.2 billion at September 30, 2013, $36.4 billion at September 30, 2012, and $35.9 billion at each of June 30, 2013 and December 31, 2012, including the small-balance commercial mortgage loans noted above of approximately $3.4 billion at the recent quarter-end, $4.0 billion at September 30, 2012, $3.6 billion at June 30, 2013 and $3.8 billion at December 31, 2012. Reflected in residential mortgage loans serviced for others were loans sub-serviced for others of $46.5 billion at September 30, 2013, $12.8 billion at September 30, 2012, $11.5 billion at June 30, 2013 and $12.5 billion at December 31, 2012. Included in residential mortgage loans sub-serviced for others were loans sub-serviced for affiliates of Bayview Lending Group LLC (“BLG”) of $45.5 billion, $11.7 billion, $10.4 billion and $11.4 billion at September 30, 2013, September 30, 2012, June 30, 2013 and December 31, 2012, respectively. During the third quarter of 2013, the Company added approximately $35 billion of residential real estate loans to its portfolio of loans sub-serviced for affiliates of BLG. That additional sub-servicing added approximately $5 million of revenue in the recent quarter. Additional information about the Company’s relationship with BLG and its affiliates is provided in note 15 of Notes to Financial Statements.

Capitalized servicing rights consist largely of servicing associated with loans sold by the Company. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, related to servicing rights owned by the Company were $131 million at September 30, 2013, compared with $111 million at September 30, 2012, $118 million at June 30, 2013 and $108 million at December 31, 2012. The valuation allowance for possible impairment of residential mortgage servicing assets totaled $3 million at each of September 30, 2013 and June 30, 2013, and $5 million at each of September 30, 2012 and December 31, 2012. Included in capitalized residential mortgage servicing assets were purchased servicing rights associated with the small-balance commercial mortgage loans noted above of $4 million at September 30, 2013, $10 million at September 30, 2012, $5 million at June 30, 2013 and $8 million at December 31, 2012.

Commercial mortgage banking revenues were $15 million in the third quarter of 2013, down from $25 million in each of the year-earlier period and the second quarter of 2013. Included in such amounts were revenues from loan origination and sales activities of $7 million in the recent quarter, compared with $19 million in the third quarter of 2012 and $18 million in the second quarter of 2013. Commercial mortgage loan servicing revenues were $8 million, $6 million and $7 million in the three-month periods ended September 30, 2013, September 30, 2012 and June 30, 2013, respectively. Capitalized commercial mortgage servicing assets totaled $69 million at September 30, 2013, $55 million at September 30, 2012 and $60 million at December 31, 2012. Commercial mortgage loans serviced for other investors totaled $11.1 billion, $10.1 billion and $10.6 billion at September 30, 2013, September 30, 2012 and December 31, 2012, respectively, and included $2.2 billion, $1.9 billion and $2.0 billion of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $212 million and $60 million, respectively, at September 30, 2013, $458 million and $282 million, respectively, at September 30, 2012 and $340 million and $140 million, respectively, at December 31, 2012. Commercial mortgage loans held for sale at September 30, 2013 and 2012 were $152 million and $176 million, respectively, and totaled $200 million at December 31, 2012.

Service charges on deposit accounts totaled $114 million in each of the third quarters of 2013 and 2012, and $112 million in the second quarter of 2013. Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. Many ICS clients are multinational corporations and institutions. The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Trust income totaled $124 million in the recent quarter, compared with $116 million in the third quarter of 2012 and $125 million in the second quarter of 2013. Adversely impacting trust income for the three-month periods ended September 30, 2013, September 30, 2012 and June 30, 2013 were $17 million, $16 million and $18 million, respectively, of fee waivers by the Company in order to provide proprietary money-market funds to pay customers a yield on their investments in such funds. Total trust assets, which include assets under management and assets under administration, aggregated $255.1 billion at September 30, 2013, compared with $251.7 billion at September 30, 2012 and $255.9 billion at December 31, 2012. Trust assets under management were $63.2 billion, $60.5 billion and $61.5 billion at September 30, 2013, September 30, 2012 and December 31, 2012, respectively. In addition to the asset amounts noted above, trust assets under management of affiliates totaled $16.2 billion at September 30, 2013, $15.1 billion at September 30, 2012 and $15.4 billion at December 31, 2012. Furthermore, the Company’s proprietary mutual funds had assets of $13.2 billion, $12.9 billion and $13.9 billion at September 30, 2013, September 30, 2012 and December 31, 2012, respectively.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $17 million in each of the second and third quarters of 2013, compared with $14 million in the third quarter of 2012. Gains from trading account and foreign exchange activity were $9 million during the two most recent quarters and $8 million in 2012’s third quarter. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

During the second quarter of 2013, the Company recognized net gains on investment securities of $56 million, compared with net losses on investment securities of $5 million in the third quarter of 2012. During 2013’s second quarter, the Company sold its holdings of Visa Class B shares for a gain of approximately $90 million and its holdings of MasterCard Class B shares for a gain of $13 million. The shares of Visa and MasterCard were sold as a result of favorable market conditions and to enhance the Company’s capital and liquidity. In addition, the Company sold substantially all of its privately issued MBS held in the available-for-sale investment securities portfolio. In total, $1.0 billion of such securities were sold for a net loss of approximately $46 million. The MBS were sold to reduce the Company’s exposure to such relatively higher risk securities in favor of lower risk Ginnie Mae securities in response to changing regulatory capital and liquidity standards. There were no net gains on losses on investment securities in the third quarter of 2013. The net losses in the third quarter of 2012 were the result of other-than-temporary impairment charges of $6 million. The impairment charges were related to certain privately issued MBS. Each reporting period, the Company reviews its investment securities for other-than-temporary impairment. Additional information about other-than-temporary impairment losses is included herein under the heading “Capital.”

M&T’s share of the operating results of BLG in the recent quarter was a loss of $4 million, compared with losses of $5 million and $2 million in the third quarter of 2012 and the second 2013 quarter, respectively. The operating losses of BLG in the respective quarters resulted from disruptions in the residential and commercial real estate markets and reflected provisions for losses associated with securitized loans and other loans held by BLG and loan servicing and other administrative costs. Under GAAP, such losses are required to be recognized by BLG despite the fact that many of the securitized loan losses will ultimately be borne by the underlying third party bond-holders. As these loan losses are realized through later foreclosure and still later sale of real estate collateral, the underlying bonds will be charged-down resulting in BLG’s future recognition of debt extinguishment gains. The timing of such debt extinguishment is largely dependent on the timing of loan workouts and collateral liquidations and, given ongoing loan loss provisioning, it is difficult to project when BLG will return to profitability. As a result of credit and liquidity disruptions, BLG ceased its originations of small-balance commercial real estate loans in 2008. However, as a result of past securitization activities, BLG is entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings from its core mortgage origination and securitization activities. To this point, BLG’s affiliates have largely reinvested their earnings to generate additional servicing and asset management activities, further contributing to the value of those affiliates. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Other revenues from operations totaled $153 million in the recent quarter, compared with $97 million in the third quarter of 2012 and $100 million in the second quarter of 2013. The increase in the recent quarter as compared with the two earlier quarters was due predominantly to the gains from securitization transactions, which totaled $56 million and $7 million in the third and second quarters of 2013. There were no similar gains in the third quarter of 2012. During the third and second quarters of 2013, the Company securitized approximately $1.0 billion and $296 million, respectively, of one-to-four family residential real estate loans held in the Company’s loan portfolio in guaranteed mortgage securitizations with Ginnie Mae and recognized gains of $35 million and $7 million, respectively. Also during the recent quarter, the Company securitized and sold approximately $1.4 billion of automobile loans held in its loan portfolio, resulting in a gain of $21 million. The Company securitized those loans to improve its regulatory capital ratios and strengthen its liquidity and risk profile as a result of changing regulatory requirements. Also included in other revenues from operations were the following significant components: letter of credit and other credit-related fees of $35 million in the third quarter of 2013, $34 million in the third quarter of 2012 and $31 million in the second quarter of 2013; tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, of $13 million in each of the third quarters of 2013 and 2012, and $18 million in the second quarter of 2013; revenues from merchant discount and credit card fees of $21 million in each of the two most recent quarters, compared with $20 million in the third quarter of 2012; and insurance-related sales commissions and other revenues of $10 million in each of the quarters ended September 30, 2013, September 30, 2012 and June 30, 2013.

Other income totaled $1.42 billion in the first nine months of 2013, compared with $1.21 billion in the similar 2012 period. Gains and losses on bank investment securities (including other-than-temporary impairment losses) totaled to net gains of $47 million in the first nine months of 2013, compared with net losses of $33 million in the corresponding 2012 period. Also reflected in other income in 2013 were gains from securitization transactions of $63 million. Excluding gains and losses from bank investment securities in both years and the securitization-related gains in 2013, other income aggregated $1.31 billion and $1.25 billion in the nine-month periods ended September 30, 2013 and 2012, respectively. The main contributors to that rise in other income during the 2013 period were higher mortgage banking revenues and trust income.

Mortgage banking revenues totaled $249 million for the nine-month period ended September 30, 2013, up 7% from $233 million in the year-earlier period. Residential mortgage banking revenues rose 14% to $191 million during the first nine months of 2013 from $168 million in the similar 2012 period. New commitments to originate residential mortgage loans to be sold were $4.7 billion and $3.1 billion during the first nine months of 2013 and 2012, respectively. Realized gains from sales of residential mortgage loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase mortgage loans originated for sale) and recognized unrealized gains and losses on residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $108 million and $87 million during the nine-month periods ended September 30, 2013 and 2012, respectively. Higher origination activity related to loans originated for sale contributed to the rise in such revenues. Residential mortgage banking revenues during the nine-month periods ended September 30, 2013 and 2012 were reduced by $13 million and $24 million, respectively, related to actual or anticipated settlements of repurchase obligations. Revenues from servicing residential mortgage loans for others were $77 million and $76 million for the first nine-months of 2013 and 2012, respectively. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small-balance commercial mortgage loans of $13 million and $15 million for the nine-month periods ended September 30, 2013 and 2012, respectively. Commercial mortgage banking revenues totaled $58 million and $65 million during the nine-month periods ended September 30, 2013 and 2012, respectively. That decline reflected lower origination volumes that aggregated $1.4 billion in the 2013 period, compared with $1.9 billion in the 2012 period, partially offset by higher servicing revenues.

Service charges on deposit accounts aggregated $337 million and $334 million during the first nine months of 2013 and 2012, respectively. Trust income rose 4% to $370 million from $355 million a year earlier. Reducing trust income were $53 million and $42 million of fee waivers during the first nine months of 2013 and 2012, respectively, related to proprietary money-market funds. Brokerage services income rose 13% to $50 million during the first nine months of 2013 from $44 million in the year-earlier period. Trading account and foreign exchange activity resulted in gains of $27 million and $25 million for the nine-month periods ended September 30, 2013 and 2012, respectively. M&T’s investment in BLG resulted in losses of $10 million for the nine months ended September 30, 2013, compared with losses of $17 million in the year-earlier period. Investment securities gains and losses totaled to net gains of $47 million during the first nine months of 2013, compared with net losses of $33 million in the nine-month period ended September 30, 2012. Reflected in those amounts were net gains from sales of investment securities in 2013 of $56 million and other-than-temporary impairment losses of $10 million in 2013 and $33 million in 2012.

Other revenues from operations were $350 million in the nine-month period ended September 30, 2013, compared with $273 million in the similar year-earlier period. Reflected in such revenues in 2013 were the $63 million of gains from securitization activities previously discussed. Also included in other revenues from operations during the nine-month periods ended September 30, 2013 and 2012 were the following significant components: letter of credit and other credit related fees of $99 million and $91 million, respectively; income from bank owned life insurance of $44 million and $37 million, respectively; merchant discount and credit card fees of $62 million and $57 million, respectively; and insurance-related sales commissions and other revenues of $32 million and $33 million, respectively.

Other Expense

Other expense totaled $659 million in the third quarter of 2013, up 7% from $616 million in the year-earlier period and 10% above $599 million in 2013’s second quarter. Included in those amounts are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $11 million and $14 million in the third quarters of 2013 and 2012, respectively, and $13 million in the second quarter of 2013, and merger-related expenses of $8 million in the three-month period ended June 30, 2013. Such merger-related expenses were incurred in connection with the pending Hudson City acquisition. Those expenses consisted largely of professional services and other temporary help fees associated with the planned conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; travel costs; and printing, postage, supplies and other costs. There were no merger-related expenses in the third quarters of 2013 or 2012. Exclusive of these nonoperating expenses, noninterest operating expenses were $648 million in the recent quarter, compared with $602 million in the third quarter of 2012 and $578 million in the second quarter of 2013. The most significant factors for the higher level of expenses in the recent quarter were higher costs for salaries and professional services. The higher salaries expenses reflect costs incurred during the quarter to increase the Company’s loan servicing capacity to accommodate the subservicing arrangement previously discussed whereby the Company added approximately $35 billion of residential real estate loans to its subservicing portfolio. Also contributing to the increased salaries and to the higher professional services expenses in the recent quarter were costs related to risk management, capital planning and stress testing, Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) compliance, and other operational initiatives. Reducing expenses in the second quarter of 2013 was the reversal of a $26 million accrual for a contingent compensation obligation assumed in the May 2011 acquisition of Wilmington Trust that expired.

Other expense for the first nine months of 2013 aggregated $1.89 billion, up $10 million or 1% from $1.88 billion in the year-earlier period. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $36 million and $47 million in the nine-month periods ended September 30, 2013 and 2012, respectively, and merger-related expenses of $12 million and $10 million in the first nine months of 2013 and 2012, respectively. Exclusive of these nonoperating expenses, noninterest operating expenses through the first nine months of 2013 increased $18 million or 1% to $1.84 billion from $1.83 billion in the corresponding 2012 period. The most significant factors for that increase were higher salaries and professional services expenses, largely offset by the reversal of the accrual of a Wilmington Trust-related contingent compensation obligation that expired and lower FDIC assessments. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense totaled $339 million in the third quarter of 2013, compared with $322 million in the third quarter of 2012 and $323 million in the second quarter of 2013. The higher salaries expenses in the recent quarter reflect costs incurred during the quarter to increase M&T’s loan servicing capacity to accommodate the subservicing arrangement discussed earlier. Also contributing to the increased salaries expenses in the recent quarter were costs related to risk management, capital planning and stress testing, BSA/AML compliance, and other operational initiatives. For the first three quarters of 2013, salaries and employee benefits expense totaled $1.02 billion, up 3% from $992 million in the year-earlier period.

Salaries and employee benefits included stock-based compensation of $9 million in each of the two most recent quarters, $11 million during the quarter ended September 30, 2012, and $47 million and $46 million for the nine-month periods ended September 30, 2013 and 2012, respectively. The number of full-time equivalent employees was 15,409 at September 30, 2013, 14,434 at September 30, 2012, 14,404 at December 31, 2012 and 14,885 at June 30, 2013.

Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $309 million in the third quarter of 2013, compared with $280 million and $256 million in the year-earlier quarter and the second quarter of 2013, respectively. On the same basis, such expenses were $826 million and $840 million during the first nine months of 2013 and 2012, respectively. The recent quarter increase as compared with the third quarter of 2012 was predominantly due to higher costs for professional services and advertising and promotion, partially offset by lower FDIC assessments. The recent quarter increase as compared with the second quarter of 2013 reflects the impact of the expiration of the Wilmington Trust-related contingency in the second quarter of 2013 and higher professional services expenses. The increase in professional services expenses in the recent quarter reflects costs incurred related to risk management, capital planning and stress testing, BSA/AML compliance, and other operational initiatives. The decline in nonpersonnel operating expenses in the first nine months of 2013 as compared with the corresponding 2012 period was due predominantly to the impact of the Wilmington Trust-related accrual and lower FDIC assessments, partially offset by higher costs for professional services.

The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), measures the relationship of operating expenses to revenues. The Company’s efficiency ratio was 56.0% in the recent quarter, compared with 53.7% and 50.9% in the year-earlier quarter and the second quarter of 2013, respectively. The efficiency ratios for the nine-month periods ended September 30, 2013 and 2012 were 54.3% and 57.1%, respectively.

Income Taxes

The provision for income taxes for the third quarter of 2013 was $149 million, compared with $153 million and $182 million in the year-earlier quarter and second quarter of 2013, respectively. The effective tax rates were 33.7% for the quarter ended September 30, 2013 and 34.3% for each of the quarters ended September 30, 2012 and June 30, 2013. For the nine-month periods ended September 30, 2013 and 2012, the provision for income taxes was $473 million and $374 million, respectively, and the effective tax rates were 34.0% and 33.8%, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.

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

Capital

Shareholders’ equity was $11.0 billion at September 30, 2013, representing 13.05% of total assets, compared with $9.9 billion or 12.27% of total assets a year earlier and $10.2 billion or 12.29% at December 31, 2012. Included in shareholders’ equity was preferred stock with financial statement carrying values of $879 million at September 30, 2013, $870 million at September 30, 2012 and $873 million at December 31, 2012.

In August 2012, the U.S. Department of Treasury (“U.S. Treasury”) completed a public offering of its holding of M&T Series A and Series C Preferred Stock, resulting in M&T’s exit from the Troubled Asset Relief Program – Capital Purchase Program (“TARP”) of the U.S. Treasury. In conjunction with the U.S. Treasury’s public offering, M&T agreed to modify certain of the terms of the Series A and Series C Preferred Stock related to the dividend rate on the preferred shares at the reset dates, which was originally set to change from 5% to 9% on November 15, 2013 for the Series C preferred shares and on February 15, 2014 for the Series A preferred shares. In each case, the dividend rate will now change to 6.375% on November 15, 2013. The other modification related to M&T agreeing to not redeem the Series A and Series C preferred shares until on or after November 15, 2018, except that if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

Common shareholders’ equity was $10.1 billion, or $77.81 per share, at September 30, 2013, compared with $9.1 billion, or $71.17 per share, at September 30, 2012 and $9.3 billion, or $72.73 per share, at December 31, 2012.

Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $50.32 at the end of the recent quarter, compared with $42.80 a year earlier and $44.61 at December 31, 2012. The Company’s ratio of tangible common equity to tangible assets was 8.11% at September 30, 2013, compared with 7.04% a year earlier and 7.20% at December 31, 2012. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized gains on investment securities, net of applicable tax effect, were $64 million, or $.49 per common share, at September 30, 2013, compared with net unrealized gains of $34 million, or $.27 per common share, at September 30, 2012 and $37 million, or $.29 per common share, at December 31, 2012. Information about unrealized gains and losses as of September 30, 2013 and December 31, 2012 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized gains at September 30, 2013 were pre-tax effect unrealized losses of $23 million on available-for-sale investment securities with an amortized cost of $324 million and pre-tax effect unrealized gains of $160 million on securities with an amortized cost of $4.2 billion. The pre-tax effect unrealized losses reflect $20 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $123 million and an estimated fair value of $103 million (generally considered Level 2 valuations). Further information concerning the Company’s valuations of available-for-sale investment securities is provided in note 12 of Notes to Financial Statements.

In the second quarter of 2013, the Company sold substantially all of its privately issued residential MBS that were classified as available-for-sale and recorded a pre-tax loss of $46 million. Those privately issued MBS previously held by the Company were generally collateralized by prime and Alt-A residential mortgage loans. The sales, which were in response to changing regulatory capital and liquidity standards, resulted in improved liquidity and regulatory capital ratios for the Company. Further information on the sales is provided in note 3 of Notes to Financial Statements.

The Company assesses impairment losses on privately issued MBS in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows that reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. As a result, the Company did not recognize any other-than-temporary impairment charge related to MBS in the held-to-maturity portfolio during the third quarter of 2013. In total, at September 30, 2013 and December 31, 2012, the Company had in its held-to-maturity portfolio MBS with an amortized cost basis of $225 million and $242 million, respectively, and a fair value of $168 million and $148 million, respectively. At September 30, 2013, 93% of the MBS were in the most senior tranche of the securitization structure with 36% being independently rated as investment grade. The MBS had a weighted-average credit enhancement of 21% at September 30, 2013, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. All MBS in the held-to-maturity portfolio had a current payment status as of September 30, 2013.

At September 30, 2013, the Company also had pre-tax unrealized losses of $21 million on $132 million of trust preferred securities issued by financial institutions, securities backed by trust preferred securities, and other debt securities. Pre-tax unrealized losses of $28 million existed on $130 million of such securities at December 31, 2012. After evaluating the expected repayment performance of those bonds, the Company did not recognize any other-than-temporary impairment losses related to those securities during the quarter ended September 30, 2013.

During the third quarter of 2012 the Company recognized $6 million (pre-tax) of other-than-temporary impairment losses related to privately issued MBS.

As of September 30, 2013, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any additional other-than-temporary impairment charges were not appropriate. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of Notes to Financial Statements.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $261 million, or $2.01 per common share, at September 30, 2013, $264 million, or $2.07 per common share, at September 30, 2012 and $277 million, or $2.16 per common share, at December 31, 2012.

Cash dividends declared on M&T’s common stock totaled approximately $92 million in the recent quarter, compared with $89 million and $91 million in the three-month periods ended September 30, 2012 and June 30, 2013, respectively, and represented a quarterly dividend of $.70 per common share in each of those quarters. Common stock dividends during the nine-month periods ended September 30, 2013 and 2012 were $273 million and $268 million, respectively.

Cash dividends declared on preferred stock during each of 2013 and 2012 were as follows:

	1st Qtr.	2nd Qtr.	3rd Qtr.	Year- to-date
	(in thousands)

Series A	$2,875	2,875	2,875	8,625
Series C	1,894	1,894	1,894	5,682
Series D	8,594	8,593	8,594	25,781

Total	$13,363	13,362	13,363	40,088

The Company did not repurchase any shares of its common stock during 2012 or the first nine months of 2013.

Federal regulators generally require banking institutions under the current Basel I rules to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. At September 30, 2013, Tier 1 capital included trust preferred securities of $1.2 billion as described in note 5 of Notes to Financial Statements and total capital further included subordinated capital notes of $1.4 billion.

The regulatory capital ratios of the Company, M&T Bank and Wilmington Trust, N.A., as of September 30, 2013 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

September 30, 2013

	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.

Tier 1 capital	11.88%	10.04%	77.26%
Total capital	15.07%	13.04%	78.17%
Tier 1 leverage	10.74%	9.12%	18.86%

Segment Information

As required by GAAP, the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 14 of Notes to Financial Statements.

The Business Banking segment recorded net income of $27 million during the quarter ended September 30, 2013, 31% lower than the $38 million earned in the year-earlier quarter and 13% below the $31 million earned in the second quarter of 2013. The recent quarter’s decline as compared with 2012’s third quarter was attributable to the following factors: lower net interest income of $7 million, resulting from a 48 basis point narrowing of the net interest margin on deposits, partially offset by increases of $253 million and $206 million in average outstanding deposit and loan balances, respectively; a $3 million increase in the provision for credit losses, the result of higher net charge-offs; a $2 million increase in personnel costs; and other miscellaneous operating expense increases. As compared with the second quarter of 2013, a $4 million increase in the provision for credit losses, the result of increased net charge-offs, was the largest contributor to the decline in the recent quarter’s net income. Net income recorded by the Business Banking segment totaled $90 million for the first nine months of 2013, 19% below the $111 million earned in the corresponding 2012 period. That decline can be attributed to lower net interest income of $16 million, a $4 million increase in personnel costs, a $2 million decline in fees earned for providing deposit account services, and a $2 million increase in the provision for credit losses. The lower net interest income reflects a 45 basis point narrowing of the net interest margin on deposits, partially offset by a $468 million increase in average outstanding deposit balances.

Net income recorded by the Commercial Banking segment aggregated $97 million in the third quarter of 2013, 14% lower than the $113 million earned in the year-earlier quarter, but 11% higher than the $87 million recorded in 2013’s second quarter. The recent quarter’s decline in net income as compared with 2012’s third quarter was attributable to a $25 million increase in the provision for credit losses, largely resulting from $19 million of loans charged-off for a relationship with a motor vehicle-related parts wholesaler. The impact on net interest income of increases in average outstanding loan and deposit balances of $2.0 billion and $927 million, respectively, was predominantly offset by a 42 basis point narrowing of the net interest margin on deposits. Compared with the second quarter of 2013, the recent quarter’s increase in net income was largely due to a $15 million decrease in the provision for credit losses, reflecting lower net charge-offs, and a $4 million increase in loan syndication fees, partially offset by higher personnel costs of $2 million. Net income for the Commercial Banking segment was $292 million during the first nine months of 2013, down 7% from the $315 million earned in the similar 2012 period. That decline was largely due to a $53 million increase in the provision for credit losses, the result of higher net charge-offs, offset, in part, by higher net interest income of $15 million. The rise in net interest income was the result of higher average outstanding loan and deposit balances of $1.8 billion and $575 million, respectively, partially offset by a 26 basis point narrowing of the net interest margin on deposits.

The Commercial Real Estate segment contributed net income of $79 million in 2013’s third quarter, 5% above the $76 million recorded in the year-earlier quarter, but 12% lower than the $90 million earned in the second quarter of 2013. The improvement in net income as compared with the third quarter of 2012 was largely due to a $9 million improvement in net interest income, resulting from a 17 basis point widening of the net interest margin on loans and increases of $580 million and $445 million in average outstanding loan and deposit balances, respectively, partially offset by a 39 basis point narrowing of the net interest margin on deposits, and a $5 million decrease in the provision for credit losses, the result of lower net charge-offs. Those favorable factors were partially offset by lower mortgage banking revenues of $9 million. Contributing to the recent quarter’s unfavorable performance as compared with the preceding quarter were lower mortgage banking revenues of $10 million and a $7 million decline in the net interest income, resulting from a 17 basis point narrowing of the net interest margin on loans. Through September 30, net income for this segment increased 9% to $246 million in 2013 from $225 million in 2012. The rise in net income was largely attributable to a $35 million increase in net interest income, resulting from growth of $723 million in average outstanding loan balances and a 21 basis point widening of the net interest margin on loans, and a $6 million reduction in the provision for credit losses, the result of lower net charge-offs. Those favorable factors were offset, in part, by lower mortgage banking revenues of $6 million.

The Discretionary Portfolio segment recorded net income of $25 million in the recent quarter, compared with net losses of $5 million in the year-earlier quarter and $8 million in the second quarter of 2013. Included in this segment’s results were net pre-tax losses from investment securities of $46 million in the second quarter 2013 associated with the sale of approximately $1.0 billion of privately issued MBS that had been held in the available-for-sale investment securities portfolio, and pre-tax other-than-temporary impairment charges of $6 million in the third quarter of 2012 relating to certain privately issued MBS. Excluding the impact of investment securities losses, this segment contributed net income in the quarters ended September 30, 2013 and June 30, 2013 of $25 million and $19 million, respectively, compared with a net loss of $2 million in the quarter ended September 30, 2012. The recent quarter’s favorable performance as compared with the year-earlier quarter was predominantly due to $35 million of gains related to the securitization of approximately $1.0 billion of one-to-four family residential real estate loans held in the Company’s loan portfolio and a decrease in the provision for credit losses of $8 million, the result of lower net charge-offs. On the same basis, the improvement in net contribution as compared with 2013’s second quarter was due to the recent quarter securitization gains, compared with similar securitization gains recognized in the second quarter of $7 million. Those favorable factors were partially offset by an $11 million increase in intersegment costs and a $4 million decline in net interest income, resulting from lower average balances of earning assets and an 18 basis point narrowing of the net interest margin on investment securities. The Discretionary Portfolio segment recorded net income of $19 million for the first nine months of 2013, compared with a net loss of $28 million in the corresponding 2012 period. Adjusted to exclude the impact of pre-tax losses on investment securities of $56 million in 2013 and $34 million in 2012, this segment earned net income of $52 million for the first nine months of 2013, compared with a net loss of $8 million in the year-earlier period. The most significant contributing factors in the improved performance in 2013 include: $42 million of gains from securitization transactions; a $23 million decline in the provision for credit losses, predominantly the result of lower net charge-offs; a $21 million decrease in intersegment costs related to a lower proportion of residential real estate loans being retained for portfolio rather than being sold; and a $4 million increase in net interest income, resulting from a 5 basis point widening of the net interest margin.

Net contribution from the Residential Mortgage Banking segment totaled $13 million in the recent quarter, compared with $45 million in the third quarter of 2012 and $34 million in 2013’s second quarter. The decline in net income in the recent quarter as compared with the year-earlier period resulted largely from a $56 million decline in revenues from residential mortgage origination and sales activities (including intersegment revenues), reflecting decreased volumes of loans originated for sale and narrower margins related to such loans. Partially offsetting that decline were higher net interest income of $6 million, reflecting increases of $248 million and $508 million in average loan and deposit balances outstanding, respectively, and a $4 million increase in revenues from servicing residential real estate loans. As compared with the second 2013 quarter, contributing to the recent quarter’s unfavorable performance were a $25 million decline in revenues from residential mortgage origination and sales activities (including intersegment revenues), due to lower origination volumes and narrower margins on loans originated for sale, and an $8 million increase in the provision for credit losses, as the second quarter 2013 reflected a recovery of a previously charged-off loan to a residential real estate builder and developer of $9 million. Partially offsetting those factors was an increase of $5 million in revenues from servicing residential real estate loans. Year-to-date net income for this segment totaled $81 million and $94 million in 2013 and 2012, respectively. The 14% decrease in net income was due to a $43 million decrease in revenues from residential mortgage origination and sales activities (including intersegment revenues), due to lower origination volumes and narrower margins on loans originated for sale, and a $14 million increase in personnel costs. Those unfavorable factors were offset, in part, by a $16 million increase in net interest income, resulting from a $403 million increase in average loan balances outstanding and a 51 basis point widening of the net interest margin on loans, and higher revenues from servicing residential real estate loans (including intersegment revenues).

Net contribution from the Retail Banking segment totaled $54 million in the third quarter of 2013, compared with $58 million in the year-earlier quarter and $52 million in the second quarter of 2013. The 8% decline in the recent quarter’s net income as compared with the similar 2012 quarter was largely due to a $24 million decrease in net interest income, resulting from a 37 basis point narrowing of the net interest margin on deposits and a $425 million decrease in average outstanding loans. That unfavorable factor was partially offset by a $21 million gain on the securitization and sale of approximately $1.4 billion of automobile loans previously held in the Company’s loan portfolio. As compared with the second quarter of 2013, the $21 million gain on the automobile loan securitization transaction was offset by higher noninterest operating expenses, including costs related to BSA/AML compliance and other operational initiatives, and a $2 million decline in net interest income, resulting from a 4 basis point narrowing of the net interest margin on deposits. The Retail Banking segment recorded net income of $158 million in the first nine months of 2013, 5% below the $165 million earned in the corresponding 2012 period. Contributing to the unfavorable performance was a $63 million decrease in net interest income, largely due to a 33 basis point narrowing of the net interest margin on deposits and a decrease in average outstanding loans of $410 million, partially offset by a 15 basis point widening of the net interest margin on loans and an $804 million increase in average outstanding deposit balances. Partially offsetting the decline in net interest income were the $21 million gain on the securitization of automobile loans, an $11 million decline in the provision for credit losses largely due to lower net charge-offs, and lower personnel costs.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related gains and expenses resulting from acquisitions of financial institutions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes the trust activities of the Company. The various components of the “All Other” category resulted in losses of $1 million and $32 million in the quarters ended September 30, 2013 and 2012, respectively, compared with net income of $63 million in the second quarter of 2013. The improved performance in the recent quarter as compared with the year-earlier period resulted largely from increased trust income of $8 million, a $9 million decrease in FDIC assessments, and the favorable impact from the Company’s allocation methodologies for internal transfers for funding and other charges of the Company’s reportable segments and the provision for credit losses. The most significant factors contributing to the recent quarter’s unfavorable results as compared with the second quarter of 2013 were the realized gains on the sale of Visa and MasterCard common stock totaling $103 million and the reversal of the accrual for a contingent compensation obligation assumed in the May 2011 acquisition of Wilmington Trust in the amount of $26 million, each recorded in the 2013’s second quarter. The “All Other” category recorded net income of $32 million for the first nine months of 2013, compared with a net loss of $149 million for the corresponding 2012 period. In addition to the gain on investment securities and the reversal of the contingent compensation obligation, the favorable performance in 2013 as compared with 2012 resulted largely from the favorable impact from the Company’s allocation methodologies for internal transfers for funding and other charges of the Company’s reportable segments and the provision for credit losses, a $26 million decrease in FDIC assessments, and higher trust income of $15 million.

Recent Accounting Developments

In July 2013, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance permitting the Overnight Index Swap Rate (also referred to as the Fed Funds Effective Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the interest rate on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The guidance was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. In the past, the Company has not attempted to hedge its assets or its liabilities for changes in the Overnight Index Swap Rate, but could do so in the future.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2013 Quarters			2012 Quarters
	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$748,791	756,424	736,425	751,860	751,385	744,031	720,800
Interest expense	69,578	72,620	73,925	77,931	82,129	89,403	93,706

Net interest income	679,213	683,804	662,500	673,929	669,256	654,628	627,094
Less: provision for credit losses	48,000	57,000	38,000	49,000	46,000	60,000	49,000
Other income	477,388	508,689	432,882	453,164	445,733	391,650	376,723
Less: other expense	658,626	598,591	635,596	626,146	616,027	627,392	639,695

Income before income taxes	449,975	536,902	421,786	451,947	452,962	358,886	315,122
Applicable income taxes	149,391	182,219	141,223	149,247	152,966	118,861	101,954
Taxable-equivalent adjustment	6,105	6,217	6,450	6,507	6,534	6,645	6,705

Net income	$294,479	348,466	274,113	296,193	293,462	233,380	206,463

Net income available to common shareholders-diluted	$275,356	328,557	255,096	276,605	273,896	214,716	188,241
Per common share data
Basic earnings	$2.13	2.56	2.00	2.18	2.18	1.71	1.50
Diluted earnings	2.11	2.55	1.98	2.16	2.17	1.71	1.50
Cash dividends	$.70	.70	.70	.70	.70	.70	.70
Average common shares outstanding
Basic	129,171	128,252	127,669	126,918	125,819	125,488	125,220
Diluted	130,265	129,017	128,636	127,800	126,292	125,897	125,616

Performance ratios, annualized
Return on
Average assets	1.39%	1.68%	1.36%	1.45%	1.45%	1.17%	1.06%
Average common shareholders’ equity	11.06%	13.78%	11.10%	12.10%	12.40%	10.12%	9.04%
Net interest margin on average earning assets (taxable-equivalent basis)	3.61%	3.71%	3.71%	3.74%	3.77%	3.74%	3.69%
Nonaccrual loans to total loans and leases, net of unearned discount	1.44%	1.46%	1.60%	1.52%	1.44%	1.54%	1.75%

Net operating (tangible) results (a)
Net operating income (in thousands)	$300,968	360,734	285,136	304,657	302,060	247,433	218,360
Diluted net operating income per common share	2.16	2.65	2.06	2.23	2.24	1.82	1.59
Annualized return on
Average tangible assets	1.48%	1.81%	1.48%	1.56%	1.56%	1.30%	1.18%
Average tangible common shareholders’ equity	17.64%	22.72%	18.71%	20.46%	21.53%	18.54%	16.79%
Efficiency ratio (b)	56.03%	50.92%	55.88%	53.63%	53.73%	56.86%	61.09%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$84,011	83,352	81,913	81,366	80,432	80,087	78,026
Total tangible assets (c)	80,427	79,760	78,311	77,755	76,810	76,455	74,381
Earning assets	74,667	73,960	72,339	71,679	70,662	70,450	68,388
Investment securities	6,979	5,293	5,803	6,295	6,811	7,271	7,507
Loans and leases, net of unearned discount	64,858	65,979	65,852	65,011	63,455	61,826	60,484
Deposits	66,232	65,680	64,540	64,269	62,743	61,530	59,291
Common shareholders’ equity (c)	10,003	9,687	9,448	9,233	8,919	8,668	8,510
Tangible common shareholders’ equity (c)	6,419	6,095	5,846	5,622	5,297	5,036	4,865

At end of quarter
Total assets (c)	$84,427	83,229	82,812	83,009	81,085	80,808	79,187
Total tangible assets (c)	80,847	79,641	79,215	79,402	77,469	77,181	75,548
Earning assets	74,085	73,927	73,543	72,859	71,220	71,065	69,490
Investment securities	8,310	5,211	5,661	6,074	6,624	7,057	7,195
Loans and leases, net of unearned discount	63,659	65,972	65,924	66,571	64,112	62,851	60,922
Deposits	66,552	65,661	65,090	65,611	64,007	62,549	60,913
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	10,133	9,836	9,545	9,327	9,071	8,758	8,559
Tangible common shareholders’ equity (c)	6,553	6,248	5,948	5,720	5,455	5,131	4,920
Equity per common share	77.81	75.98	73.99	72.73	71.17	69.15	67.64
Tangible equity per common share	50.32	48.26	46.11	44.61	42.80	40.52	38.89

Market price per common share
High	$119.54	112.01	105.90	105.33	95.98	88.00	87.37
Low	109.47	95.68	99.59	95.02	82.29	76.92	76.82
Closing	111.92	111.75	103.16	98.47	95.16	82.57	86.88

(a)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 2.
(b)	Excludes impact of merger-related gains and expenses and net securities transactions.
(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2013 Quarters			2012 Quarters
	Third	Second	First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$294,479	348,466	274,113	296,193	293,462	233,380	206,463
Amortization of core deposit and other intangible assets (a)	6,489	7,632	8,148	8,464	8,598	9,709	10,240
Merger-related expenses (a)	—	4,636	2,875	—	—	4,344	1,657

Net operating income	$300,968	360,734	285,136	304,657	302,060	247,433	218,360

Earnings per common share
Diluted earnings per common share	$2.11	2.55	1.98	2.16	2.17	1.71	1.50
Amortization of core deposit and other intangible assets (a)	.05	.06	.06	.07	.07	.08	.08
Merger-related expenses (a)	—	.04	.02	—	—	.03	.01

Diluted net operating earnings per common share	$2.16	2.65	2.06	2.23	2.24	1.82	1.59

Other expense
Other expense	$658,626	598,591	635,596	626,146	616,027	627,392	639,695
Amortization of core deposit and other intangible assets	(10,628)	(12,502)	(13,343)	(13,865)	(14,085)	(15,907)	(16,774)
Merger-related expenses	—	(7,632)	(4,732)	—	—	(7,151)	(2,728)

Noninterest operating expense	$647,998	578,457	617,521	612,281	601,942	604,334	620,193

Merger-related expenses
Salaries and employee benefits	$—	300	536	—	—	3,024	1,973
Equipment and net occupancy	—	489	201	—	—	—	15
Printing, postage and supplies	—	998	827	—	—	—	—
Other costs of operations	—	5,845	3,168	—	—	4,127	740

Total	$—	7,632	4,732	—	—	7,151	2,728

Efficiency ratio
Noninterest operating expense (numerator)	$647,998	578,457	617,521	612,281	601,942	604,334	620,193

Taxable-equivalent net interest income	679,213	683,804	662,500	673,929	669,256	654,628	627,094
Other income	477,388	508,689	432,882	453,164	445,733	391,650	376,723
Less: Gain (loss) on bank investment securities	—	56,457	—	—	372	(408)	45
Net OTTI losses recognized in earnings	—	—	(9,800)	(14,491)	(5,672)	(16,173)	(11,486)

Denominator	$1,156,601	1,136,036	1,105,182	1,141,584	1,120,289	1,062,859	1,015,258

Efficiency ratio	56.03%	50.92%	55.88%	53.63%	53.73%	56.86%	61.09%

Balance sheet data
In millions
Average assets
Average assets	$84,011	83,352	81,913	81,366	80,432	80,087	78,026
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(84)	(95)	(109)	(122)	(136)	(151)	(168)
Deferred taxes	25	28	32	36	39	44	48

Average tangible assets	$80,427	79,760	78,311	77,755	76,810	76,455	74,381

Average common equity
Average total equity	$10,881	10,563	10,322	10,105	9,789	9,536	9,376
Preferred stock	(878)	(876)	(874)	(872)	(870)	(868)	(866)

Average common equity	10,003	9,687	9,448	9,233	8,919	8,668	8,510

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(84)	(95)	(109)	(122)	(136)	(151)	(168)
Deferred taxes	25	28	32	36	39	44	48

Average tangible common equity	$6,419	6,095	5,846	5,622	5,297	5,036	4,865

At end of quarter
Total assets
Total assets	$84,427	83,229	82,812	83,009	81,085	80,808	79,187
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(79)	(90)	(102)	(116)	(129)	(143)	(160)
Deferred taxes	24	27	30	34	38	41	46

Total tangible assets	$80,847	79,641	79,215	79,402	77,469	77,181	75,548

Total common equity
Total equity	$11,016	10,716	10,423	10,203	9,945	9,630	9,429
Preferred stock	(879)	(877)	(875)	(873)	(870)	(868)	(867)
Undeclared dividends - cumulative preferred stock	(4)	(3)	(3)	(3)	(4)	(4)	(3)

Common equity, net of undeclared cumulative preferred dividends	10,133	9,836	9,545	9,327	9,071	8,758	8,559

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(79)	(90)	(102)	(116)	(129)	(143)	(160)
Deferred taxes	24	27	30	34	38	41	46

Total tangible common equity	$6,553	6,248	5,948	5,720	5,455	5,131	4,920

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2013 Third Quarter			2013 Second Quarter			2013 First Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$17,798	$156,915	3.50%	17,713	159,639	3.61%	17,328	156,204	3.66%
Real estate - commercial	26,129	301,178	4.51	26,051	311,111	4.72	25,915	285,886	4.41
Real estate - consumer	9,636	100,364	4.17	10,806	109,356	4.05	11,142	113,939	4.09
Consumer	11,295	130,179	4.57	11,409	130,418	4.58	11,467	131,811	4.66

Total loans and leases, net	64,858	688,636	4.21	65,979	710,524	4.32	65,852	687,840	4.24

Interest-bearing deposits at banks	2,646	1,650	.25	2,403	1,455	.24	527	267	.21
Federal funds sold and agreements to resell securities	117	22	.08	199	46	.09	81	26	.13
Trading account	67	211	1.27	86	309	1.43	76	682	3.60
Investment securities**
U.S. Treasury and federal agencies	5,948	48,406	3.23	3,522	28,454	3.24	3,623	28,869	3.23
Obligations of states and political subdivisions	193	2,460	5.07	197	2,530	5.14	200	2,573	5.21
Other	838	7,406	3.51	1,574	13,106	3.34	1,980	16,168	3.31

Total investment securities	6,979	58,272	3.31	5,293	44,090	3.34	5,803	47,610	3.33

Total earning assets	74,667	748,791	3.98	73,960	756,424	4.10	72,339	736,425	4.13

Allowance for credit losses	(935)			(937)			(932)
Cash and due from banks	1,374			1,326			1,403
Other assets	8,905			9,003			9,103

Total assets	$84,011			83,352			81,913

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$924	333	.14	941	321	.14	893	322	.15
Savings deposits	36,990	13,733	.15	36,459	13,790	.15	35,394	14,037	.16
Time deposits	3,928	6,129	.62	4,210	7,484	.71	4,438	8,196	.75
Deposits at Cayman Islands office	392	213	.22	326	200	.25	859	388	.18

Total interest-bearing deposits	42,234	20,408	.19	41,936	21,795	.21	41,584	22,943	.22

Short-term borrowings	299	58	.08	343	96	.11	637	231	.15
Long-term borrowings	5,010	49,112	3.89	5,051	50,729	4.03	4,688	50,751	4.39

Total interest-bearing liabilities	47,543	69,578	.58	47,330	72,620	.62	46,909	73,925	.64

Noninterest-bearing deposits	23,998			23,744			22,956
Other liabilities	1,589			1,715			1,726

Total liabilities	73,130			72,789			71,591

Shareholders’ equity	10,881			10,563			10,322

Total liabilities and shareholders’ equity	$84,011			83,352			81,913

Net interest spread			3.40			3.48			3.49
Contribution of interest-free funds			.21			.23			.22

Net interest income/margin on earning assets		$679,213	3.61%		683,804	3.71%		662,500	3.71%

* Includes nonaccrual loans. ** Includes available for sale securities at amortized cost.	(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2012 Fourth Quarter			2012 Third Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$16,995	$157,414	3.68%	16,504	154,840	3.73%
Real estate - commercial	25,332	291,267	4.50	24,995	288,193	4.61
Real estate - consumer	11,087	113,698	4.10	10,296	110,346	4.29
Consumer	11,597	136,615	4.69	11,660	139,524	4.76

Total loans and leases, net	65,011	698,994	4.28	63,455	692,903	4.34

Interest-bearing deposits at banks	273	102	.15	298	139	.18
Federal funds sold and agreements to resell securities	3	4	.57	4	6	.55
Trading account	97	351	1.45	94	265	1.13
Investment securities**
U.S. Treasury and federal agencies	4,042	32,265	3.18	4,468	36,412	3.24
Obligations of states and political subdivisions	210	2,695	5.11	222	2,899	5.20
Other	2,043	17,449	3.40	2,121	18,761	3.52

Total investment securities	6,295	52,409	3.31	6,811	58,072	3.39

Total earning assets	71,679	751,860	4.17	70,662	751,385	4.23

Allowance for credit losses	(931)			(924)
Cash and due from banks	1,460			1,419
Other assets	9,158			9,275

Total assets	$81,366			80,432

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$881	309	.14	875	327	.15
Savings deposits	34,587	16,378	.19	33,298	16,510	.20
Time deposits	4,727	9,396	.79	5,164	10,843	.84
Deposits at Cayman Islands office	763	349	.18	702	336	.19

Total interest-bearing deposits	40,958	26,432	.26	40,039	28,016	.28

Short-term borrowings	677	270	.16	976	365	.15
Long-term borrowings	4,510	51,229	4.52	5,006	53,748	4.27

Total interest-bearing liabilities	46,145	77,931	.67	46,021	82,129	.71

Noninterest-bearing deposits	23,311			22,704
Other liabilities	1,805			1,918

Total liabilities	71,261			70,643

Shareholders’ equity	10,105			9,789

Total liabilities and shareholders’ equity	$81,366			80,432

Net interest spread			3.50			3.52
Contribution of interest-free funds			.24			.25

Net interest income/margin on earning assets		$673,929	3.74%		669,256	3.77%

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of September 30, 2013.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

Wilmington Trust Corporation Investigative and Litigation Matters

M&T’s Wilmington Trust Corporation (“Wilmington Trust”) subsidiary is the subject of certain governmental investigations arising from actions undertaken by Wilmington Trust prior to M&T’s acquisition of Wilmington Trust and its subsidiaries, as set forth below.

SEC Investigation: Prior to M&T’s acquisition of Wilmington Trust, the Securities and Exchange Commission (“SEC”) commenced an investigation of Wilmington Trust, relating to the financial reporting and securities filings of Wilmington Trust prior to its acquisition by M&T. Counsel for Wilmington Trust has met with the SEC to discuss the investigation and its possible resolution. On August 5, 2013, the SEC issued a Wells Notice to Wilmington Trust. On September 20, 2013, Wilmington Trust filed a Wells submission. The SEC investigation is ongoing.

DOJ Investigation: Prior to M&T’s acquisition of Wilmington Trust, the Department of Justice (“DOJ”) also commenced an investigation of Wilmington Trust, relating to Wilmington Trust’s financial reporting and securities filings, as well as certain commercial real estate lending relationships involving its subsidiary bank, Wilmington Trust Company, all of which relate to filings and activities occurring prior to the acquisition of Wilmington Trust by M&T. Counsel for Wilmington Trust has met with the DOJ to discuss the DOJ investigation. The DOJ investigation is ongoing.

Either of these investigations could lead to administrative or legal proceedings resulting in potential civil and/or criminal remedies, or settlements, including, among other things, enforcement actions, fines, penalties, restitution or additional costs and expenses.

In Re Wilmington Trust Securities Litigation (U.S. District Court, District of Delaware, Case No. 10-CV-0990-SLR): Beginning on November 18, 2010, a series of parties, purporting to be class representatives, commenced a putative class action lawsuit against Wilmington Trust, alleging that Wilmington Trust’s financial reporting and securities filings were in violation of securities laws. The cases were consolidated and Wilmington Trust moved to dismiss. On March 29, 2012, the Court granted Wilmington Trust’s motion to dismiss in its entirety, but allowed plaintiffs to re-file their Complaint. Plaintiffs subsequently filed a Second Amended Complaint and a Third Amended Complaint. On June 11, 2013, plaintiffs filed a motion to serve a Fourth Amended Complaint, which was granted, and the Fourth Amended Complaint was filed. On July 17, 2013, Wilmington Trust filed a motion to dismiss the Fourth Amended Complaint.

Wilmington Trust Company Litigation

Mennen, et al v. Mennen, Wilmington Trust Company, et al (Delaware Chancery Court, Case No-8432-ML): In March 2013, plaintiffs, the beneficiaries of a trust, commenced a lawsuit against Wilmington Trust Company in Delaware Chancery Court. Plaintiffs assert claims against the co-trustee/direction trustee and Wilmington Trust Company, in its capacity as corporate trustee, for alleged breach of trust related to certain investments made by the co-trustee/direction trustee. Plaintiffs seek, among other things, damages, disgorgement of fees, attorneys’ fees and interest. The trial in this matter is currently scheduled to commence on February 11, 2014.

Due to their complex nature, it is difficult to estimate when litigation and investigatory matters such as these may be resolved. As set forth in the introductory paragraph to this Item 1 – Legal Proceedings, current litigation and regulatory matters which the Company is subject to, including those involving Wilmington Trust-related entities, although not currently considered probable, are within a range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, and are included in the range of reasonably possible losses set forth above.

Item 1A.	Risk Factors.

There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased(1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

July 1 – July 31, 2013	54,780	$118.67	—	2,181,500

August 1 – August 31, 2013	19,760	118.75	—	2,181,500

September 1 – September 30, 2013	6,290	112.64	—	2,181,500

Total	80,830	$118.22	—

(1)	The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.
(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: November 12, 2013	By:	/s/ René F. Jones
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