Form 10-K
period 2013-12-31
M&T BANK CORP
filed 2014-02-21
CIK 36270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2013: $12,619,414,344.

Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on February 14, 2014: 131,031,744 shares.

Documents Incorporated By Reference:

(1) Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders of M&T Bank Corporation in Parts II and III.

M&T BANK CORPORATION

Form 10-K for the year ended December 31, 2013

CROSS-REFERENCE SHEET

			Form 10-K Page
PART I
Item 1. Business			4
Statistical disclosure pursuant to Guide 3
I.	Distribution of assets, liabilities, and shareholders’ equity; interest rates and interest differential
	A.	Average balance sheets	48
	B.	Interest income/expense and resulting yield or rate on average interest-earning assets (including non-accrual loans) and interest-bearing liabilities	48
	C.	Rate/volume variances	24
II.	Investment portfolio
	A.	Year-end balances	22,110-111
	B.	Maturity schedule and weighted average yield	81
	C.	Aggregate carrying value of securities that exceed ten percent of shareholders’ equity	111
III.	Loan portfolio
	A.	Year-end balances	22,114
	B.	Maturities and sensitivities to changes in interest rates	79
	C.	Risk elements
		Nonaccrual, past due and renegotiated loans	61,116-120
		Actual and pro forma interest on certain loans .	116,124
		Nonaccrual policy	105-106
		Loan concentrations	70
IV.	Summary of loan loss experience
	A.	Analysis of the allowance for loan losses	59,121-126
		Factors influencing management’s judgment concerning the adequacy of the allowance and provision	58-70,106,121-126
	B.	Allocation of the allowance for loan losses	69,121,126
V.	Deposits
	A.	Average balances and rates	48
	B.	Maturity schedule of domestic time deposits with balances of $100,000 or more	82
VI.	Return on equity and assets		24,42,85,87
VII.	Short-term borrowings		130
Item 1A.	Risk Factors		24-32
Item 1B.	Unresolved Staff Comments .		32
Item 2.	Properties		32-33
Item 3.	Legal Proceedings		33-34
Item 4.	Mine Safety Disclosures		34
	Executive Officers of the Registrant		34-36
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities		36-38
	A.	Principal market	36
		Market prices	94
	B.	Approximate number of holders at year-end	22

			Form 10-K Page
	C.	Frequency and amount of dividends declared	23-24,94,103
	D.	Restrictions on dividends	9-14
	E.	Securities authorized for issuance under equity compensation plans	36-37
	F.	Performance graph	37
	G.	Repurchases of common stock	38
Item 6.	Selected Financial Data		38
	A.	Selected consolidated year-end balances	22
	B.	Consolidated earnings, etc.	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		38-95
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk		96
Item 8.	Financial Statements and Supplementary Data		96
	A.	Report on Internal Control Over Financial Reporting	97
	B.	Report of Independent Registered Public Accounting Firm	98
	C.	Consolidated Balance Sheet — December 31, 2013 and 2012	99
	D.	Consolidated Statement of Income — Years ended December 31, 2013, 2012 and 2011	100
	E.	Consolidated Statement of Comprehensive Income — Years ended December 31, 2013, 2012 and 2011	101
	F.	Consolidated Statement of Cash Flows — Years ended December 31, 2013, 2012 and 2011	102
	G.	Consolidated Statement of Changes in Shareholders’ Equity — Years ended December 31, 2013, 2012 and 2011	103
	H.	Notes to Financial Statements	104-172
	I.	Quarterly Trends	94
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure		173
Item 9A.	Controls and Procedures		173
	A.	Conclusions of principal executive officer and principal financial officer regarding disclosure controls and procedures	173
	B.	Management’s annual report on internal control over financial reporting	173
	C.	Attestation report of the registered public accounting firm	173
	D.	Changes in internal control over financial reporting	173
Item 9B.	Other Information		173
PART III
Item 10.	Directors, Executive Officers and Corporate Governance		173
Item 11.	Executive Compensation		173
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		174
Item 13.	Certain Relationships and Related Transactions, and Director Independence		174
Item 14.	Principal Accountant Fees and Services		174
PART IV
Item 15.	Exhibits and Financial Statement Schedules		174
SIGNATURES			175-176
EXHIBIT INDEX			177-179

PART I

Item 1.	Business.

M&T Bank Corporation (“Registrant” or “M&T”) is a New York business corporation which is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and as a bank holding company (“BHC”) under Article III-A of the New York Banking Law (“Banking Law”). The principal executive offices of the Registrant are located at One M&T Plaza, Buffalo, New York 14203. The Registrant was incorporated in November 1969. The Registrant and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” As of December 31, 2013 the Company had consolidated total assets of $85.2 billion, deposits of $67.1 billion and shareholders’ equity of $11.3 billion. The Company had 14,629 full-time and 1,264 part-time employees as of December 31, 2013.

At December 31, 2013, the Registrant had two wholly owned bank subsidiaries: M&T Bank and Wilmington Trust, National Association (“Wilmington Trust, N.A.”). The banks collectively offer a wide range of retail and commercial banking, trust and wealth management, and investment services to their customers. At December 31, 2013, M&T Bank represented 99% of consolidated assets of the Company.

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

Subsidiaries

M&T Bank is a banking corporation that is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2013, M&T Bank had 720 domestic banking offices located in New York State, Pennsylvania, Maryland, Delaware, Virginia, West Virginia, and the District of Columbia, a full-service commercial banking office in Ontario, Canada, and an office in George Town, Cayman Islands. As of December 31, 2013, M&T Bank had consolidated total assets of $84.4 billion, deposits of $68.2 billion and shareholder’s equity of $11.0 billion. The deposit liabilities of M&T Bank are insured by the FDIC through its Deposit Insurance Fund (“DIF”). As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, Virginia, Delaware and Washington, D.C., and on small and medium-size businesses based in those areas, although loans are originated through lending offices in other states and in Ontario, Canada. In addition, the Company conducts lending activities in various states through other subsidiaries. Trust and other fiduciary services are offered by M&T Bank and through its wholly owned subsidiary, Wilmington Trust Company. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company.

Wilmington Trust, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of Wilmington Trust, N.A. are insured by the FDIC through the DIF. The main office of Wilmington Trust, N.A. is located at 1100 North Market Street, Wilmington, Delaware, 19890. A second office is located in Oakfield, New York. Wilmington Trust, N.A. offers various trust and wealth management services. Historically, Wilmington Trust, N.A. offered selected deposit and loan products on a nationwide basis, through direct mail, telephone marketing techniques and the Internet. As of December 31, 2013, Wilmington Trust, N.A. had total assets of $1.7 billion, deposits of $1.1 billion and shareholder’s equity of $422 million.

Wilmington Trust Company, a wholly owned subsidiary of M&T Bank, was incorporated as a Delaware bank and trust company in March 1901 and amended its charter in July 2011 to become a nondepository trust company. Wilmington Trust Company provides a variety of Delaware based trust, fiduciary and custodial services to its clients. As of December 31, 2013, Wilmington Trust Company had

total assets of $1.1 billion and shareholder’s equity of $544 million. Revenues of Wilmington Trust Company were $119 million in 2013. The headquarters of Wilmington Trust Company are located at 1100 North Market Street, Wilmington, Delaware 19890.

M&T Life Insurance Company (“M&T Life Insurance”), a wholly owned subsidiary of M&T, was incorporated as an Arizona business corporation in January 1984. M&T Life Insurance is a credit reinsurer which reinsures credit life and accident and health insurance purchased by the Company’s consumer loan customers. As of December 31, 2013, M&T Life Insurance had assets of $17 million and shareholder’s equity of $16 million. M&T Life Insurance recorded revenues of $456 thousand during 2013. Headquarters of M&T Life Insurance are located at 101 North First Avenue, Phoenix, Arizona 85003.

M&T Insurance Agency, Inc. (“M&T Insurance Agency”), a wholly owned insurance agency subsidiary of M&T Bank, was incorporated as a New York corporation in March 1955. M&T Insurance Agency provides insurance agency services principally to the commercial market. As of December 31, 2013, M&T Insurance Agency had assets of $52 million and shareholder’s equity of $38 million. M&T Insurance Agency recorded revenues of $25 million during 2013. The headquarters of M&T Insurance Agency are located at 285 Delaware Avenue, Buffalo, New York 14202.

M&T Mortgage Reinsurance Company, Inc. (“M&T Reinsurance”), a wholly owned subsidiary of M&T Bank, was incorporated as a Vermont business corporation in July 1999. M&T Reinsurance enters into reinsurance contracts with insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with M&T Bank-related mortgage loans. M&T Reinsurance receives a share of the premium for those policies in exchange for accepting a portion of the insurer’s risk of borrower default. As of December 31, 2013, M&T Reinsurance had assets of $20 million and shareholder’s equity of $14 million. M&T Reinsurance recorded approximately $2 million of revenue during 2013. M&T Reinsurance’s principal and registered office is at 148 College Street, Burlington, Vermont 05401.

M&T Real Estate Trust (“M&T Real Estate”) is a Maryland Real Estate Investment Trust that was formed through the merger of two separate subsidiaries, but traces its origin to the incorporation of M&T Real Estate, Inc. in July 1995. M&T Real Estate engages in commercial real estate lending and provides loan servicing to M&T Bank. As of December 31, 2013, M&T Real Estate had assets of $17.8 billion, common shareholder’s equity of $15.9 billion, and preferred shareholders’ equity, consisting of 9% fixed-rate preferred stock (par value $1,000), of $1 million. All of the outstanding common stock and 89% of the preferred stock of M&T Real Estate is owned by M&T Bank. The remaining 11% of M&T Real Estate’s outstanding preferred stock is owned by officers or former officers of the Company. M&T Real Estate recorded $767 million of revenue in 2013. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Realty Capital Corporation (“M&T Realty Capital”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation in October 1973. M&T Realty Capital engages in multifamily commercial real estate lending and provides loan servicing to purchasers of the loans it originates. As of December 31, 2013, M&T Realty Capital serviced $11.4 billion of commercial mortgage loans for non-affiliates and had assets of $492 million and shareholder’s equity of $85 million. M&T Realty Capital recorded revenues of $97 million in 2013. The headquarters of M&T Realty Capital are located at 25 South Charles Street, Baltimore, Maryland 21202.

M&T Securities, Inc. (“M&T Securities”) is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, and as an investment advisor under the Investment Advisors Act of 1940, as amended (the “Investment Advisors Act”). M&T Securities is licensed as a life insurance agent in each state where M&T Bank operates branch offices and in a number of other states. It provides securities brokerage, investment advisory and insurance services. As of December 31, 2013, M&T Securities had assets of $65 million and shareholder’s equity of $44 million. M&T Securities recorded $103 million of revenue during 2013. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14203.

Wilmington Trust Investment Advisors, Inc. (“WT Investment Advisors”), a wholly owned subsidiary of M&T Bank and formerly known as MTB Investment Advisors prior to its name change on January 10, 2012, was incorporated as a Maryland corporation on June 30, 1995. WT Investment Advisors, a registered investment advisor under the Investment Advisors Act, serves as investment advisor to the Wilmington Funds, a family of proprietary mutual funds, and institutional clients. As of December 31, 2013, WT Investment Advisors had assets of $34 million and shareholder’s equity of $27 million. WT Investment Advisors recorded revenues of $45 million in 2013. The headquarters of WT Investment Advisors are located at 100 East Pratt Street, Baltimore, Maryland 21202.

Wilmington Funds Management Corporation (“Wilmington Funds Management”), formerly known as Rodney Square Management Corporation, is a wholly owned subsidiary of M&T that was incorporated in September 1981 as a Delaware corporation. Wilmington Funds Management is registered as an investment advisor under the Investment Advisors Act and serves as the investment advisor to the Wilmington Funds. Wilmington Funds Management had assets of $11 million and shareholder’s equity of $10 million as of December 31, 2013. Wilmington Funds Management recorded revenues of $19 million in 2013. The headquarters of Wilmington Funds Management are located at 1100 North Market Street, Wilmington, Delaware 19890.

Wilmington Trust Investment Management, LLC (“WTIM”) is a wholly owned subsidiary of M&T and was incorporated in December 2001 as a Georgia limited liability company. WTIM is a registered investment advisor under the Investment Advisors Act and provides investment management services to clients, including certain private funds. As of December 31, 2013, WTIM has assets of $23 million and shareholder’s equity of $23 million. WTIM recorded revenues of $7 million in 2013. WTIM’s headquarters is located at Terminus 27th Floor, 3280 Peachtree Road N.E., Atlanta, Georgia 30305.

The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries did not represent, individually and collectively, a significant portion of the Company’s consolidated assets, net income and shareholders’ equity at December 31, 2013.

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

The only activities that, as a class, contributed 10% or more of the sum of consolidated interest income and other income in any of the last three years were interest on loans, trust income and fees for providing deposit account services. The amount of income from such sources during those years is set forth on the Company’s Consolidated Statement of Income filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

Supervision and Regulation of the Company

M&T and its subsidiaries are subject to the comprehensive regulatory framework applicable to bank and financial holding companies and their subsidiaries. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the FDIC’s Deposit Insurance Fund and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. Described below are material elements of selected laws and regulations applicable to M&T and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

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

Current federal law also establishes a system of functional regulation under which, in addition to the broad supervisory authority that the Federal Reserve Board has over both the banking and non-banking activities of bank holding companies, the federal banking agencies regulate the banking activities of bank holding companies, banks and savings associations and subsidiaries of the foregoing, the U.S. Securities and Exchange Commission (“SEC”) regulates their securities activities, and state insurance regulators regulate their insurance activities.

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

The Dodd-Frank Act established a new Bureau of Consumer Financial Protection (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.

In addition, the Dodd-Frank Act, among other things:

—	weakened the federal preemption rules that have been applicable for national banks and gives state attorneys general the ability to enforce federal consumer protection laws;

—	amended the Electronic Fund Transfer Act (“EFTA”) which resulted in, among other things, the Federal Reserve Board issuing rules aimed at limiting debit-card interchange fees;
—	applied the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies;
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

Enhanced Supervision and Prudential Standards

Section 165 of the Dodd-Frank Act directed the Federal Reserve Board to enact enhanced prudential standards applicable to foreign banking organizations and bank holding companies with total consolidated assets of $50 billion or more, such as M&T. On February 18, 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the required enhanced prudential standards. These enhanced prudential standards, which are intended to help increase the resiliency of the operations of these organizations, include liquidity requirements, requirements for overall risk management (including establishing a risk committee), and a 15-to-1 debt-to-equity limit for companies that the Financial Stability Oversight Council has determined pose a grave threat to financial stability. M&T will have to comply with the liquidity requirements and risk management requirements by January 1, 2015. The Federal Reserve Board has not yet adopted final single counterparty credit limits or early remediation requirements.

The rule addresses a diverse array of regulatory areas, each of which is highly complex. In some instances they implement new financial regulatory requirements and in other instances they overlap with regulatory reforms currently in existence (such as the Basel III capital and liquidity reforms discussed later in this section). M&T is analyzing the impact of the final rule on its businesses; however, the full impact will not be known until the rule and other regulatory initiatives that overlap with the final rule can be analyzed.

Volcker Rule

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal banking regulators and the SEC adopted final rules to implement the Volcker Rule. The Company believes that it does not engage in any significant amount of proprietary trading as defined in the Volcker Rule and that, although it may be required by the covered funds provisions to divest certain investments by the end of the compliance period, the Volcker Rule is not expected to have a significant effect on M&T’s financial condition or its results of operations. Although the Volcker Rule became effective on July 21, 2012 and the final rules are effective April 1, 2014, in connection with the adoption of the final rules on December 10, 2013 by the responsible agencies, the Federal Reserve issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015.

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

Capital Requirements

M&T and its subsidiary banks are required to comply with applicable capital adequacy standards established by the federal banking agencies. The current risk-based capital standards applicable to M&T and its subsidiary banks are based on the 1988 Capital Accord, known as Basel I, of the Basel Committee on Banking Supervision (the “Basel Committee”). However, the federal banking agencies have recently adopted rules implementing the Basel III framework that will replace these rules for M&T and its subsidiary banks effective January 1, 2015.

Basel I Risk-based Capital Standards. The Basel I risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among bank and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be “Tier 1 Capital,” which currently consists of qualifying common equity, qualifying perpetual preferred stock (including related surplus), minority interests relating to qualifying common or non-cumulative perpetual preferred stock issued by a consolidated U.S. depository institution or foreign bank subsidiary, and certain “restricted core capital elements,” as discussed below, less goodwill and certain other intangible assets. Currently, “Tier 2 Capital” may consist of, among other things, qualifying subordinated debt, mandatorily convertible debt securities, preferred stock and trust preferred securities not included in the definition of Tier 1 Capital, and a limited amount of the allowance for loan losses. Non-cumulative perpetual preferred stock, trust preferred securities and other so-called “restricted core capital elements” are currently limited to 25% of Tier 1 Capital. Pursuant to the Dodd-Frank Act, trust preferred securities will be phased-out of the definition of Tier 1 Capital of bank holding companies having consolidated assets exceeding $500 million, such that in 2015 25% of trust preferred securities will be includable in Tier 1 Capital and none will be includable beginning in 2016.

The minimum guideline to be considered well-capitalized for Tier 1 Capital and Total Capital is 6.0% and 10.0%, respectively. At December 31, 2013, M&T’s consolidated Tier 1 Capital ratio was 12.00%, and its Total Capital ratio was 15.07%. The elements currently comprising Tier 1 Capital and Tier 2 Capital and the minimum Tier 1 Capital and Total Capital ratios may in the future be subject to change, as discussed in greater detail below.

Bank holding companies and banks are also currently required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for bank holding companies and member banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk adjusted measure for market risk. All other bank holding companies and member banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. The Federal Reserve Board has not advised M&T or its subsidiary banks of any specific minimum leverage ratio applicable to them.

Basel II Standards. In 2004, the Basel Committee published a new set of risk-based capital standards (“Basel II”) in order to update Basel I. Basel II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk-weighting on external credit assessments to a much greater extent than permitted in the existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures. A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to internationally active banking organizations, or “core banks” (defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more) became effective on April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but are not required to comply. The rule also allows a banking organization’s primary federal supervisor to determine that application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile or scope of operations. Neither M&T Bank nor Wilmington Trust, N.A. is currently required to comply with Basel II.

Basel III and the New Capital Rules. In July 2013, the federal banking agencies approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including M&T, M&T Bank and Wilmington Trust, N.A., as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel I capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel II capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The New Capital Rules are effective for M&T on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

Among other matters, the New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations, including M&T, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

—	4.5% CET1 to risk-weighted assets;
—	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;
—	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and
—	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The New Capital Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the capital standards applicable to M&T will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%; (iii) Total capital to risk-weighted assets of at least 10.5% and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk). In addition, M&T is also subject to the Federal Reserve Board’s capital plan rule and supervisory Capital Analysis and Review (“CCAR”) process, pursuant to which its ability to make capital distributions and repurchase or redeem capital securities may be limited unless M&T is able to demonstrate its ability to meet applicable minimum capital ratios and currently a 5% minimum Tier 1 common equity ratio, as well as other requirements, over a nine quarter planning horizon under a “severely adverse” macroeconomic scenario generated yearly by the federal bank regulators. See “Stress Testing and Capital Plan Review”, below.

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

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including M&T, may make a one-time permanent election to continue to exclude these items. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies, such as M&T, that had $15 billion or more in total consolidated assets as of December 31, 2009. As a result, beginning in 2015 25% of M&T’s trust preferred securities will be includable in Tier 1 capital, and in 2016, none of M&T’s trust preferred securities will be includable in Tier 1 capital. Trust preferred securities no longer included in M&T’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules. In February 2014, M&T will redeem all of the 8.50% junior subordinated debentures associated with the trust preferred capital securities of M&T Capital Trust IV. Additionally, M&T issued $350 million of preferred stock during the first quarter of 2014 that qualifies as regulatory capital.

Management believes that M&T will be able to comply with the targeted capital ratios upon implementation of the revised requirements, as finalized. More specifically, management estimates that M&T’s ratio of CET1 to risk-weighted assets under the New Capital Rules on a fully phased-in basis was approximately 8.98% as of December 31, 2013, reflecting a good faith estimate of the computation of CET1 and M&T’s risk-weighted assets under the methodologies set forth in the New Capital Rules.

M&T’s regulatory capital ratios under risk-based capital rules currently in effect are presented in note 23 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

In October 2013, the federal banking agencies proposed rules implementing the LCR for advanced approaches institutions and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approaches institutions. M&T is not an advanced approaches institution and would only be required to comply with the modified LCR, which as currently written, among other differences from the LCR, only uses a 21-day time horizon for calculating the level of required high-quality liquid assets under a stress scenario. The proposed rule would be phased in over a two-year period beginning January 1, 2015, with 80% compliance required on January 1, 2015, 90% compliance on January 1, 2016 and 100% compliance on January 1, 2017. Additionally, while the proposed rules do not implement the NSFR, the Federal Reserve Board has stated its intent to adopt a version of the NSFR as well.

The Federal Reserve Board’s proposed heightened prudential requirements for bank holding companies with $50 billion or more of consolidated total assets also include enhanced liquidity standards, as noted above under the caption “Enhanced Supervision and Prudential Standards.”

Capital Requirements of Subsidiary Depository Institutions. M&T Bank and Wilmington Trust, N.A. are subject to substantially similar capital requirements as those applicable to M&T. As of December 31, 2013, both M&T Bank and Wilmington Trust, N.A. were in compliance with applicable minimum capital requirements. None of M&T, M&T Bank or Wilmington Trust, N.A. has been advised by any federal banking agency of a failure to meet any specific minimum capital ratio requirement applicable to it as of December 31, 2013. Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See “Regulatory Remedies under the FDIA”, below.

Stress Testing and Capital Plan Review

As part of the enhanced prudential requirements applicable to systemically important financial institutions, the Federal Reserve Board conducts annual analyses of bank holding companies with at least $50 billion in assets, such as M&T, to determine whether the companies have sufficient capital on a consolidated basis necessary to absorb losses in three economic and financial scenarios generated by the Federal Reserve Board: baseline, adverse and severely adverse scenarios. The Federal Reserve Board makes its methodologies and data for upcoming analyses available no later than November 15 of each year. M&T is also required to conduct its own semi-annual stress analysis (together with the Federal Reserve Board’s stress analysis, the “stress tests”) to assess the potential impact on M&T of the economic and financial conditions used as part of the Federal Reserve Board’s annual stress analysis. The Federal Reserve Board may also use, and require companies to use, additional components in the adverse and severely adverse scenarios or additional or more complex scenarios designed to capture salient risks to specific business groups. M&T Bank is also required to conduct annual stress testing using the same economic and financial scenarios as M&T and report the results to the Federal Reserve Board. A summary of results of the Federal Reserve Board’s analysis under the adverse and severely adverse stress scenarios will be publicly disclosed, and the bank holding companies subject to the rules, including M&T, must disclose a summary of the company-run severely adverse stress test results. M&T is required to include in its disclosure a summary of the severely adverse scenario stress test conducted by M&T Bank.

In addition, bank holding companies with total consolidated assets of $50 billion or more, such as M&T, must submit annual capital plans for approval as part of the Federal Reserve Board’s CCAR process. Covered bank holding companies may execute capital actions, such as paying dividends and repurchasing stock, only in accordance with a capital plan that has been reviewed and approved by the Federal Reserve Board (or any approved amendments to such plan). The comprehensive capital plans, which are currently prepared using Basel I capital guidelines, include a view of capital adequacy under four scenarios — a BHC-defined baseline scenario, a baseline scenario provided by the Federal Reserve Board, at least one BHC-defined stress scenario, and a stress scenario provided by the Federal Reserve Board. The CCAR process is intended to help ensure that these bank holding companies have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. Each of the bank holding companies participating in the CCAR process is also required to collect and report certain related data to the Federal Reserve Board on a quarterly basis to allow the Federal Reserve Board to monitor progress against the approved capital plans. Each capital plan must include a view of capital adequacy under the stress test scenarios described above. The Federal Reserve Board may object to a capital plan if the plan does not show that the covered bank holding company will maintain a Tier 1 common equity ratio (as defined under the Basel I framework) of at least 5% on a pro forma basis under expected and stressful conditions throughout the nine-quarter planning horizon covered by the capital plan. Even if such quantitative thresholds are met, the Federal Reserve Board could object to a capital plan for qualitative reasons, including inadequate assumptions in the plan, other unresolved supervisory issues or an insufficiently robust capital adequacy process, or if the capital plan would otherwise constitute an unsafe or unsound practice or violate law. The rules also provide that a covered BHC may not make a capital distribution unless after giving effect to the distribution it will meet all minimum regulatory capital ratios and have a ratio of Tier 1 common equity to risk-weighted assets of at least 5%. The CCAR rules, consistent with prior Federal Reserve Board guidance, also provide that capital plans contemplating dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

In September 2013, the Federal Reserve Board issued an interim final rule amending its stress test and capital plan rules to clarify how bank holding companies with over $50 billion in total consolidated assets should incorporate the recently adopted New Capital Rules for the 2014 CCAR process and the supervisory and company run stress tests. Under the Federal Reserve Board’s interim final rule, such bank holding companies must both (i) project their regulatory capital ratios and meet the required minimums under the New Capital Rules for each quarter of the nine-quarter planning horizon in accordance with the minimum capital requirements that are in effect during that quarter and subject to appropriate phase-ins/phase-outs under the new rules and (ii) continue to meet the minimum 5% Tier 1 common equity ratio as calculated under the previously generally applicable risk-based capital rules. M&T’s most recent CCAR capital plan was filed with the Federal Reserve Board on January 6, 2014.

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

The New Capital Rules revise the current prompt corrective action requirements effective January 1, 2015 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

Support of Subsidiary Banks

Under longstanding Federal Reserve Board policy which has been codified by the Dodd-Frank Act, M&T is expected to act as a source of financial strength to, and to commit resources to support, its subsidiary banks. This support may be required at times when M&T may not be inclined or able to provide it. In addition, any capital loans by a BHC to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Transactions with Affiliates

There are various legal restrictions on the extent to which M&T and its non-bank subsidiaries may borrow or otherwise obtain funding from M&T Bank and Wilmington Trust, N.A. In general, Sections 23A and 23B of the Federal Reserve Board Act and Federal Reserve Board Regulation W require that any “covered transaction” by M&T Bank and Wilmington Trust, N.A. (or any of their respective subsidiaries) with an affiliate must in certain cases be secured by designated amounts of specified collateral and must be limited as follows: (a) in the case of any single such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries may not exceed 10% of the capital stock and surplus of such insured depository institution, and (b) in the case of all affiliates, the aggregate amount of covered transactions of an insured depository institution and its subsidiaries may not exceed 20% of the capital stock and surplus of such insured depository institution. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization, including for example, the requirement that the 10% of capital limit on covered transactions begin to apply to financial subsidiaries. “Covered transactions” are defined by statute to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on market terms.

FDIC Insurance Assessments

Deposit Insurance Assessments. M&T Bank and Wilmington Trust, N.A. pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. Deposit insurance assessments are based on average total assets minus average tangible equity. For larger institutions, such as M&T Bank, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings (its “CAMELS ratings”) and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.

The initial base assessment rate ranges from 5 to 35 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, an institution must pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program).

In October 2010, the FDIC adopted a new DIF restoration plan to ensure the designated reserve ratio reaches 1.35% by September 2020. The FDIC will, at least semi-annually, update its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

FICO Assessments. In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. M&T Bank recognized $5 million of expense related to its FICO assessments and Wilmington Trust, N.A. recognized $58 thousand of such expense in 2013.

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

The BHCA further provides that the Federal Reserve Board may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties’ performance under the CRA and compliance with consumer protection laws. The Federal Reserve Board must take into account the institutions’ effectiveness in combating money laundering. In addition, pursuant to the Dodd-Frank Act, the BHCA was amended to require the Federal Reserve Board, when evaluating a proposed transaction, to consider the extent to which the transaction would result in greater or more concentrated risks to the stability of the United States banking or financial system.

Executive and Incentive Compensation

Guidelines adopted by the federal banking agencies pursuant to the FDIA prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In June 2010, the Federal Reserve Board issued comprehensive guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed below. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as M&T and M&T Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, and if the final regulations are adopted in the form initially proposed, they will impose limitations on the manner in which M&T may structure compensation for its executives.

The scope and content of the U.S. banking regulators’ policies on incentive compensation are continuing to develop and are likely to continue evolving in the future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of M&T and its subsidiaries to hire, retain and motivate their key employees.

Resolution Planning

Bank holding companies with consolidated assets of $50 billion or more, such as M&T, are required to report periodically to regulators a resolution plan for their rapid and orderly resolution in the event of material financial distress or failure. M&T’s resolution plan must, among other things, ensure that its depository institution subsidiaries are adequately protected from risks arising from its other subsidiaries. The regulation adopted by the Federal Reserve and FDIC sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the range of specific actions the company proposes to take in resolution, and a description of the company’s organizational structure, material entities, interconnections and interdependencies, and management information systems, among other elements. In addition, insured depository institutions with $50 billion or more in total assets, such as M&T Bank, are required to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. M&T and M&T Bank submitted their resolution plans on December 13, 2013.

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

The FDIC has developed a strategy under the orderly liquidation authority referred to as the “single point of entry” strategy, under which the FDIC would resolve a failed financial holding company by transferring its assets (including shares of its operating subsidiaries) and, potentially, very limited liabilities to a “bridge” holding company; utilize the resources of the failed financial holding company to recapitalize the operating subsidiaries; and satisfy the claims of unsecured creditors of the failed financial holding company and other claimants in the receivership by delivering securities of one or more new financial companies that would emerge from the bridge holding company. Under this strategy, management of the failed financial holding company would be replaced and shareholders and creditors of the failed financial holding company would bear the losses resulting from the failure. The FDIC issued a notice in December 2013 describing some elements of this single point of entry strategy and seeking public comment to further develop the strategy. The orderly liquidation authority provisions of the Dodd-Frank Act became effective upon enactment. However, a number of rulemakings are required under the terms of Dodd-Frank, and a number of provisions of the new authority require clarification.

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

Consumer Financial Protection Bureau Supervision

M&T Bank and Wilmington Trust, N.A. are supervised by the CFPB for certain consumer protection purposes. The CFPB has focused on:

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

USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) imposes obligations on U.S. financial institutions, including banks and broker/dealer subsidiaries, to implement and maintain appropriate policies, procedures and controls which are reasonably designed to prevent, detect and report instances of money laundering and the financing of terrorism and to verify the identity of their customers. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution. As a result of an inspection by the Federal Reserve Bank of New York (“Federal Reserve Bank”), M&T and M&T Bank entered into a written agreement with the Federal Reserve Bank related to M&T Bank’s Bank Secrecy Act/Anti-Money Laundering Program. Additional information is included in Part II, Item 7 under the caption “Corporate Profile and Significant Developments.”

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

Other Legislative and Regulatory Initiatives

Proposals may be introduced in the United States Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. A change in statutes, regulations or regulatory policies applicable to M&T or any of its subsidiaries could have a material effect on the business, financial condition or results of operations of the Company.

Other Information

Through a link on the Investor Relations section of M&T’s website at www.mtb.com, copies of M&T’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available, free of charge, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. Copies of such reports and other information are also available at no charge to any person who requests them or at www.sec.gov. Such requests may be directed to M&T Bank Corporation, Shareholder Relations Department, One M&T Plaza, 8th Floor, Buffalo, NY 14203-2399 (Telephone: (716) 842-5138).

Corporate Governance

M&T’s Corporate Governance Standards and the following corporate governance documents are also available on M&T’s website at the Investor Relations link: Disclosure and Regulation FD Policy; Executive Committee Charter; Nomination, Compensation and Governance Committee Charter; Audit Committee Charter; Risk Committee Charter; Financial Reporting and Disclosure Controls and Procedures Policy; Code of Ethics for CEO and Senior Financial Officers; Code of Business Conduct and Ethics; and Employee Complaint Procedures for Accounting and Auditing Matters. Copies of such governance documents are also available, free of charge, to any person who requests them. Such requests may be directed to M&T Bank Corporation, Shareholder Relations Department, One M&T Plaza, 8th Floor, Buffalo, NY 14203-2399 (Telephone: (716) 842-5138).

Statistical Disclosure Pursuant to Guide 3

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K. Additional information is included in the following tables.

Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES

	2013	2012	2011	2010	2009
	(In thousands)
Interest-bearing deposits at banks	$1,651,138	$129,945	$154,960	$101,222	$133,335
Federal funds sold	99,573	3,000	2,850	25,000	20,119
Trading account	376,131	488,966	561,834	523,834	386,984
Investment securities
U.S. Treasury and federal agencies	7,770,767	4,007,725	5,200,489	4,177,783	4,006,968
Obligations of states and political subdivisions	180,495	203,004	228,949	251,544	266,748
Other	845,235	1,863,632	2,243,716	2,721,213	3,506,893

Total investment securities	8,796,497	6,074,361	7,673,154	7,150,540	7,780,609
Loans and leases
Commercial, financial, leasing, etc.	18,876,166	17,973,140	15,952,105	13,645,600	13,790,737
Real estate — construction	4,457,650	3,772,413	4,203,324	4,332,618	4,726,570
Real estate — mortgage	30,711,440	33,494,359	28,202,217	22,854,160	21,747,533
Consumer	10,280,527	11,550,274	12,020,229	11,483,564	12,041,617

Total loans and leases	64,325,783	66,790,186	60,377,875	52,315,942	52,306,457
Unearned discount	(252,624)	(219,229)	(281,870)	(325,560)	(369,771)

Loans and leases, net of unearned discount	64,073,159	66,570,957	60,096,005	51,990,382	51,936,686
Allowance for credit losses	(916,676)	(925,860)	(908,290)	(902,941)	(878,022)

Loans and leases, net	63,156,483	65,645,097	59,187,715	51,087,441	51,058,664
Goodwill	3,524,625	3,524,625	3,524,625	3,524,625	3,524,625
Core deposit and other intangible assets	68,851	115,763	176,394	125,917	182,418
Real estate and other assets owned	66,875	104,279	156,592	220,049	94,604
Total assets	85,162,391	83,008,803	77,924,287	68,021,263	68,880,399
Noninterest-bearing deposits	24,661,007	24,240,802	20,017,883	14,557,568	13,794,636
NOW accounts	1,989,441	1,979,619	1,912,226	1,393,349	1,396,471
Savings deposits	36,621,580	33,783,947	31,001,083	26,431,281	23,676,798
Time deposits	3,523,838	4,562,366	6,107,530	5,817,170	7,531,495
Deposits at Cayman Islands office	322,746	1,044,519	355,927	1,605,916	1,050,438

Total deposits	67,118,612	65,611,253	59,394,649	49,805,284	47,449,838
Short-term borrowings	260,455	1,074,482	782,082	947,432	2,442,582
Long-term borrowings	5,108,870	4,607,758	6,686,226	7,840,151	10,240,016
Total liabilities	73,856,859	72,806,210	68,653,078	59,663,568	61,127,492
Shareholders’ equity	11,305,532	10,202,593	9,271,209	8,357,695	7,752,907

Table 2

SHAREHOLDERS, EMPLOYEES AND OFFICES

Number at Year-End	2013	2012	2011	2010	2009
Shareholders	15,015	15,623	15,959	12,773	13,207
Employees	15,893	14,943	15,666	13,365	14,226
Offices	796	799	849	778	832

Table 3

CONSOLIDATED EARNINGS

	2013	2012	2011	2010	2009
	(In thousands)
Interest income
Loans and leases, including fees	$2,734,708	$2,704,156	$2,522,567	$2,394,082	$2,326,748
Deposits at banks	5,201	1,221	2,934	88	34
Federal funds sold	104	21	57	42	63
Resell agreements	10	—	132	404	66
Trading account	1,265	1,126	1,198	615	534
Investment securities
Fully taxable	209,244	227,116	256,057	324,695	389,268
Exempt from federal taxes	6,802	8,045	9,142	9,869	8,484

Total interest income	2,957,334	2,941,685	2,792,087	2,729,795	2,725,197

Interest expense
NOW accounts	1,287	1,343	1,145	850	1,122
Savings deposits	54,948	68,011	84,314	85,226	112,550
Time deposits	26,439	46,102	71,014	100,241	206,220
Deposits at Cayman Islands office	1,018	1,130	962	1,368	2,391
Short-term borrowings	430	1,286	1,030	3,006	7,129
Long-term borrowings	199,983	225,297	243,866	271,578	340,037

Total interest expense	284,105	343,169	402,331	462,269	669,449

Net interest income	2,673,229	2,598,516	2,389,756	2,267,526	2,055,748
Provision for credit losses	185,000	204,000	270,000	368,000	604,000

Net interest income after provision for credit losses	2,488,229	2,394,516	2,119,756	1,899,526	1,451,748

Other income
Mortgage banking revenues	331,265	349,064	166,021	184,625	207,561
Service charges on deposit accounts	446,941	446,698	455,095	478,133	469,195
Trust income	496,008	471,852	332,385	122,613	128,568
Brokerage services income	65,647	59,059	56,470	49,669	57,611
Trading account and foreign exchange gains	40,828	35,634	27,224	27,286	23,125
Gain on bank investment securities	56,457	9	150,187	2,770	1,165
Total other-than-temporary impairment (“OTTI”) losses	(1,884)	(32,067)	(72,915)	(115,947)	(264,363)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	(7,916)	(15,755)	(4,120)	29,666	126,066

Net OTTI losses recognized in earnings	(9,800)	(47,822)	(77,035)	(86,281)	(138,297)
Equity in earnings of Bayview Lending Group LLC	(16,126)	(21,511)	(24,231)	(25,768)	(25,898)
Other revenues from operations	453,985	374,287	496,796	355,053	325,076

Total other income	1,865,205	1,667,270	1,582,912	1,108,100	1,048,106

Other expense
Salaries and employee benefits	1,355,178	1,314,540	1,203,993	999,709	1,001,873
Equipment and net occupancy	264,327	257,551	249,514	216,064	211,391
Printing, postage and supplies	39,557	41,929	40,917	33,847	38,216
Amortization of core deposit and other intangible assets	46,912	60,631	61,617	58,103	64,255
FDIC assessments	69,584	101,110	100,230	79,324	96,519
Other costs of operations	860,327	733,499	821,797	527,790	568,309

Total other expense	2,635,885	2,509,260	2,478,068	1,914,837	1,980,563

Income before income taxes	1,717,549	1,552,526	1,224,600	1,092,789	519,291
Income taxes	579,069	523,028	365,121	356,628	139,400

Net income	$1,138,480	$1,029,498	$859,479	$736,161	$379,891

Dividends declared
Common	$365,171	$357,862	$350,196	$335,502	$326,617
Preferred	53,450	53,450	48,203	40,225	31,946

Table 4

COMMON SHAREHOLDER DATA

	2013	2012	2011	2010	2009
Per share
Net income
Basic	$8.26	$7.57	$6.37	$5.72	$2.90
Diluted	8.20	7.54	6.35	5.69	2.89
Cash dividends declared	2.80	2.80	2.80	2.80	2.80
Common shareholders’ equity at year-end	79.81	72.73	66.82	63.54	59.31
Tangible common shareholders’ equity at year-end	52.45	44.61	37.79	33.26	28.27
Dividend payout ratio	33.94%	36.98%	44.15%	48.98%	97.36%

Table 5

CHANGES IN INTEREST INCOME AND EXPENSE(a)

	2013 Compared with 2012			2012 Compared with 2011
	Total Change	Resulting from Changes in:		Total Change	Resulting from Changes in:
		Volume	Rate		Volume	Rate
	(Increase (decrease) in thousands)
Interest income
Loans and leases, including fees	$29,624	100,052	(70,428)	$182,621	286,590	(103,969)
Deposits at banks	3,980	3,925	55	(1,713)	(1,499)	(214)
Federal funds sold and agreements to resell securities	93	128	(35)	(168)	(346)	178
Trading account	88	(298)	386	(17)	30	(47)
Investment securities
U.S. Treasury and federal agencies	15,379	19,078	(3,699)	(4,839)	13,157	(17,996)
Obligations of states and political subdivisions	(1,639)	(1,339)	(300)	(2,066)	(1,312)	(754)
Other	(33,296)	(30,940)	(2,356)	(23,705)	(16,104)	(7,601)

Total interest income	$14,229			$150,113

Interest expense
Interest-bearing deposits
NOW accounts	$(56)	110	(166)	$198	134	64
Savings deposits	(13,063)	5,798	(18,861)	(16,303)	8,292	(24,595)
Time deposits	(19,663)	(9,814)	(9,849)	(24,912)	(11,097)	(13,815)
Deposits at Cayman Islands office	(112)	(223)	111	168	(256)	424
Short-term borrowings	(856)	(570)	(286)	256	15	241
Long-term borrowings	(25,314)	(23,672)	(1,642)	(18,569)	(54,973)	36,404

Total interest expense	$(59,064)			$(59,162)

(a)	Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 1A.	Risk Factors.

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

Weakness in the economy has adversely affected the Company and may adversely affect the Company in the future.

From late-2007 through mid-2009, the U.S. economy was in recession. Although there has been gradual improvement in the U.S. economy since then, economic growth has been uneven and unemployment levels are high. A slowing of improvement or a return to deteriorating business and economic conditions could have one or more of the following adverse effects on the Company’s business:

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

As most of the Company’s assets and liabilities are financial in nature, the Company’s performance tends to be sensitive to the performance of the financial markets. Turmoil and volatility in U.S. and global financial markets can be a major contributory factor to overall weak economic conditions, leading to some of the risks discussed herein, including the impaired ability of borrowers and other counterparties to meet obligations to the Company. Financial market volatility also can have some of the following adverse effects on the Company and its business, including adversely affecting the Company’s financial condition and results of operations:

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

The Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the financial system as a whole, not security holders. These regulations and supervisory guidance affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in civil or criminal penalties, including monetary penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures.

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

Many parts of the Dodd-Frank Act are now in effect, while others depend on rules that have yet to be adopted or implemented. Reforms, both under the Dodd-Frank Act and otherwise, will have a significant effect on the entire financial services industry. Although it is difficult to predict the magnitude and extent of these effects, M&T believes compliance with new regulations and other initiatives will likely negatively impact revenue and increase the cost of doing business, both in terms of transition expenses and on an ongoing basis, and may also limit M&T’s ability to pursue certain desirable business opportunities. Any new regulatory requirements or changes to existing requirements could require changes to the Company’s businesses, result in increased compliance costs and affect the profitability of such businesses. Additionally, reform could affect the behaviors of third parties that the Company deals with in the course of its business, such as rating agencies, insurance companies and investors. Heightened regulatory practices, requirements or expectations could affect the Company in substantial and unpredictable ways, and, in turn, could have a material adverse effect on the Company’s business, financial condition and results of operations.

New capital and liquidity standards adopted by the U.S. banking regulators will result in banks and bank holding companies needing to maintain more and higher quality capital and greater liquidity than has historically been the case.

New and evolving capital standards, both as a result of the Dodd-Frank Act and implementation in the U.S. of new capital standards adopted by the Basel Committee, including the so-called “Basel III” capital accord, will have a significant effect on banks and bank holding companies, including M&T. Basel III, when implemented and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. For additional information, see “Capital Requirements” under Part I, Item 1 “Business.”

The need to maintain more and higher quality capital, as well as greater liquidity, going forward than historically has been required, and generally increased regulatory scrutiny with respect to capital levels, could limit the Company’s business activities, including lending, and its ability to expand, either organically or through acquisitions. It could also result in M&T being required to take steps to increase its regulatory capital that may be dilutive to shareholders or limit its ability to pay dividends or otherwise return capital to shareholders, or sell or refrain from acquiring assets, the capital requirements for which are not justified by the assets’ underlying risks. In addition, new liquidity standards will require the Company to increase its holdings of unencumbered highly liquid investments, thereby reducing the Company’s ability to invest in other longer-term assets even if deemed more desirable from a balance sheet management perspective. Moreover, although these new requirements are being phased in over time, U.S. federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases, share repurchases and acquisitions.

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

Commercial real estate valuations can be highly subjective as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, governmental policy regarding housing and housing finance and general economic conditions affecting consumers.

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

M&T is a separate and distinct legal entity from its subsidiaries. M&T typically receives substantially all of its revenue from subsidiary dividends. These dividends are the principal source of funds to pay dividends on M&T stock and interest and principal on its debt. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that M&T’s banking subsidiaries and certain nonbank subsidiaries may pay. Regulatory scrutiny of capital levels at bank holding companies and insured depository institution subsidiaries has increased in recent years and has resulted in increased regulatory focus on all aspects of capital planning, including dividends and other distributions to shareholders of banks, such as parent bank holding companies. See “Item 1. Business — Dividends” for a discussion of regulatory and other restrictions on dividend declarations. Also, M&T’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors. Limitations on M&T’s ability to receive dividends from its subsidiaries could have a material adverse effect on its liquidity and ability to pay dividends on its stock or interest and principal on its debt.

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

The federal banking agencies have issued joint guidance on executive compensation designed to help ensure that a banking organization’s incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act required those agencies, along with the SEC, to adopt rules to require reporting of incentive compensation and to prohibit certain compensation arrangements. If as a result of complying with such rules M&T is unable to attract and retain qualified employees, or do so at rates necessary to maintain its competitive position, or if the compensation costs required to attract and retain employees become more significant, the Company’s performance, including its competitive position, could be materially adversely affected.

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

Many aspects of the Company’s business involve substantial risk of legal liability. M&T and/or its subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from its or its subsidiaries’ business activities (and in some cases from the activities of companies M&T has acquired). In addition, from time to time, M&T is, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry, including by bank regulatory agencies, the SEC and law enforcement authorities. M&T is also at risk when it has agreed to indemnify others for losses related to legal proceedings, including litigation and governmental investigations and inquiries, they face, such as in connection with the purchase or sale of a business or assets. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which the Company conducts its business, or reputational harm.

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

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 300,000 rentable square feet of space, is owned in fee by M&T Bank and was completed in 1967. M&T, M&T Bank and their subsidiaries occupy approximately 98% of the building and the remainder is leased to non-affiliated tenants. At December 31, 2013, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $10.5 million.

M&T Bank owns an additional facility in Buffalo, New York with approximately 395,000 rentable square feet of space. Approximately 89% of this facility, known as M&T Center, is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 2013, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $8.2 million.

M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 225,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $18.6 million at December 31, 2013.

M&T Bank also owns a facility in Syracuse, New York with approximately 160,000 rentable square feet of space. Approximately 48% of this facility is occupied by M&T Bank. At December 31, 2013, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $3.6 million.

M&T Bank also owns facilities in Harrisburg, Pennsylvania and Millsboro, Delaware with approximately 225,000 and 325,000 rentable square feet of space, respectively. M&T Bank occupies approximately 29% and 87% of these respective facilities. At December 31, 2013, the cost of these buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $11.1 million and $7.1 million, respectively.

M&T Bank obtained facilities in connection with the Wilmington Trust acquisition in Wilmington, Delaware, with approximately 340,000 (known as Wilmington Center) and 295,000 (known as Wilmington Plaza) rentable square feet of space, respectively. M&T Bank occupies approximately 92% of Wilmington Center. Wilmington Plaza is 100% occupied by a tenant. At December 31, 2013, the cost of these buildings, net of accumulated depreciation, was $44.1 million and $13.6 million, respectively.

No other properties owned by M&T Bank have more than 100,000 square feet of space. The cost, net of accumulated depreciation and amortization, of the Company’s premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” Of the 722 domestic banking offices of the Registrant’s subsidiary banks at December 31, 2013, 299 are owned in fee and 423 are leased.

Item 3.	Legal Proceedings.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $50 million. Although the Company does not believe that the outcome of pending litigations will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

Due to their complex nature, it is difficult to estimate when litigation and investigatory matters such as these may be resolved. As set forth in the introductory paragraph to this Item 3 — Legal Proceedings, current litigation and regulatory matters which the company is subject to, including those involving Wilmington Trust-related entities, although not currently considered probable, are within a range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, and are included in the range of reasonably possible losses set forth above.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

Information concerning the Registrant’s executive officers is presented below as of February 21, 2014. The year the officer was first appointed to the indicated position with the Registrant or its subsidiaries is shown parenthetically. In the case of each entity noted below, officers’ terms run until the first meeting of the board of directors after such entity’s annual meeting, which in the case of the Registrant takes place immediately following the Annual Meeting of Shareholders, and until their successors are elected and qualified.

Robert G. Wilmers, age 79, is chief executive officer (2007), chairman of the board (2000) and a director (1982) of the Registrant. From April 1998 until July 2000, he served as president and chief executive officer of the Registrant and from July 2000 until June 2005 he served as chairman, president (1988) and chief executive officer (1983) of the Registrant. He is chief executive officer (2007), chairman of the board (2005) and a director (1982) of M&T Bank, and previously served as chairman of the board of M&T Bank from March 1983 until July 2003 and as president of M&T Bank from March 1984 until June 1996.

Mark J. Czarnecki, age 58, is president (2007), chief operating officer (2014) and a director (2007) of the Registrant and of M&T Bank. Previously, he was an executive vice president of the Registrant (1999) and M&T Bank (1997) and was responsible for the M&T Investment Group and the Company’s Retail Banking network. Mr. Czarnecki is a director (1999) of M&T Securities, chairman of the board, president and chief executive officer (2007) and a director (2005) of Wilmington Trust, N.A., and chairman of the board and a director (2011) of Wilmington Trust Company.

Robert J. Bojdak, age 58, is an executive vice president and chief credit officer (2004) of the Registrant and M&T Bank. In addition to managing the Company’s credit risk, Mr. Bojdak was also responsible for managing the Company’s enterprise-wide risk, including operational, compliance and investment risk, until February 2013. From April 2002 to April 2004, Mr. Bojdak served as senior vice president and credit deputy for M&T Bank. He is an executive vice president and a director of Wilmington Trust, N.A. (2004).

Stephen J. Braunscheidel, age 57, is an executive vice president (2004) of the Registrant and M&T Bank, and is in charge of the Company’s Human Resources Division. Previously, he was a senior vice president in the M&T Investment Group, where he managed the Private Client Services and Employee Benefits departments. Mr. Braunscheidel has held a number of management positions with M&T Bank since 1978.

William J. Farrell II, age 56, is an executive vice president (2011) of the Registrant and M&T Bank, and is responsible for M&T’s Wealth and Institutional Services Division, which includes Wealth Advisory Services, Institutional Client Services, Asset Management, M&T Securities and M&T Insurance Agency. Mr. Farrell joined M&T through the Wilmington Trust acquisition. He joined Wilmington Trust in 1976 and held a number of senior management positions, most recently as executive vice president and head of the Corporate Client Services business. Mr. Farrell is president, chief executive officer and a director

(2012) of Wilmington Trust Company, an executive vice president and a director (2011) of Wilmington Trust, N.A. and a director (2013) of M&T Securities.

Richard S. Gold, age 53, is an executive vice president of the Registrant (2007) and M&T Bank (2006) and is responsible for managing the Company’s Residential Mortgage and Business Banking Divisions. He is also responsible for the Office of Regulatory Projects. Mr. Gold served as senior vice president of M&T Bank from 2000 to 2006, most recently responsible for the Retail Banking Division, including M&T Securities. Mr. Gold is an executive vice president of Wilmington Trust, N.A. (2006).

Brian E. Hickey, age 61, is an executive vice president of the Registrant (1997) and M&T Bank (1996). He is a member of the Directors Advisory Council (1994) of the Rochester Division of M&T Bank. Mr. Hickey is responsible for managing all of the non-retail segments in Upstate New York and in the Northern and Central/Western Pennsylvania regions. Mr. Hickey is also responsible for the Auto Floor Plan lending business.

René F. Jones, age 49, is an executive vice president (2006) and chief financial officer (2005) of the Registrant. He is a vice chairman (2014) and chief financial officer (2005) of M&T Bank. Mr. Jones is also responsible for Wilmington Trust’s wealth and institutional services businesses and for M&T’s Treasury Division. Previously, Mr. Jones was a senior vice president in charge of the Financial Performance Measurement department within M&T Bank’s Finance Division. Mr. Jones has held a number of management positions within M&T Bank’s Finance Division since 1992. Mr. Jones is an executive vice president and chief financial officer (2005) and a director (2007) of Wilmington Trust, N.A., and he is chairman of the board, president (2009) and a trustee (2005) of M&T Real Estate. He is chairman of the board and a director (2014) of Wilmington Trust Investment Advisors, and is a director of M&T Insurance Agency (2007) and M&T Securities (2005). Mr. Jones is chief financial officer (2012) and a director (2014) of Wilmington Trust Company.

Darren J. King, age 44, is an executive vice president of the Registrant (2010) and M&T Bank (2009), and is in charge of the Retail Banking Division, the Consumer Lending Division and the Marketing and Communications Division. Mr. King previously served as senior vice president of M&T Bank, most recently responsible for the Business Banking Division, and has held a number of management positions within M&T Bank since 2000. Mr. King is an executive vice president of Wilmington Trust, N.A. (2009).

Gino A. Martocci, age 48, is an executive vice president of the Registrant and M&T Bank (2014), and is responsible for M&T’s New York City, Baltimore and Washington, D.C. metropolitan markets. He also is responsible for M&T’s specialty businesses, commercial planning and analysis, commercial payment systems, and M&T Realty Capital. Mr. Martocci served as senior vice president of M&T Bank from 2002 to 2013, serving in a number of management positions. He is a director (2009) of M&T Realty Capital. Mr. Martocci is also the chairman of the Directors Advisory Council (2013) of the New York City/Long Island Division of M&T Bank.

Kevin J. Pearson, age 52, is an executive vice president (2002) of the Registrant and is a vice chairman (2014) of M&T Bank. He is a member of the Directors Advisory Council (2006) of the New York City/Long Island Division of M&T Bank. Mr. Pearson is responsible for managing all of M&T Bank’s commercial banking lines of business. Previously, he was responsible for all of the non-retail segments in the New York City, Philadelphia, Connecticut, New Jersey, Tarrytown, Greater Washington D.C. and Northern Virginia, Southern Pennsylvania and Delaware markets of M&T Bank, as well as the Company’s commercial real estate business, Commercial Marketing and Treasury Management. He is an executive vice president of M&T Real Estate (2003), and chairman of the board (2009) and a director (2003) of M&T Realty Capital. Mr. Pearson served as senior vice president of M&T Bank from 2000 to 2002.

Michele D. Trolli, age 52, is an executive vice president and chief information officer of the Registrant and M&T Bank (2005). She is in charge of the Company’s Banking Services, Technology, Alternative Banking and Global Sourcing groups. Previously, Ms. Trolli was in charge of the Technology and Banking Operations Division, the Retail Banking Division and the Corporate Services Group of M&T Bank.

Donald K. Truslow, age 55, is an executive vice president and chief risk officer (2013) of the Registrant and M&T Bank. He is responsible for managing the Company’s enterprise-wide risk, including operational, compliance and investment risk. Previous to joining M&T, Mr. Truslow served as President, Financial Stability Industry Council of The Financial Services Roundtable, for two years. Prior to that, Mr. Truslow served in several senior management positions at Wachovia Corporation, including eight years as senior executive vice president and chief risk officer.

D. Scott N. Warman, age 48, is an executive vice president (2009) and treasurer (2008) of the Registrant and M&T Bank. He is responsible for managing the Company’s Treasury Division. Mr. Warman previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank since 1995. He is an executive vice president and treasurer of Wilmington Trust, N.A. (2008), a trustee of M&T Real Estate (2009), a director of M&T Securities (2008) and is treasurer of Wilmington Trust Company (2012).

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

During the fourth quarter of 2013, M&T did not issue any shares of its common stock that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 with respect to shares of common stock that may be issued under M&T’s existing equity compensation plans. M&T’s existing equity compensation plans include the M&T Bank Corporation 2001 Stock Option Plan, the 2005 Incentive Compensation Plan, which replaced the 2001 Stock Option Plan, and the 2009 Equity Incentive Compensation Plan, each of which has been previously approved by shareholders, and the M&T Bank Corporation 2008 Directors’ Stock Plan and the M&T Bank Corporation Deferred Bonus Plan, each of which did not require shareholder approval.

The table does not include information with respect to shares of common stock subject to outstanding options and rights assumed by M&T in connection with mergers and acquisitions of the companies that originally granted those options and rights. Footnote (1) to the table sets forth the total number of shares of common stock issuable upon the exercise of such assumed options and rights as of December 31, 2013, and their weighted-average exercise price.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Rights	Weighted-Average Exercise Price of Outstanding Options or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
	(A)	(B)	(C)
Equity compensation plans approved by security holders:
2001 Stock Option Plan	833,829	$100.09	—
2005 Incentive Compensation Plan	3,904,299	104.77	3,357,716
2009 Equity Incentive Compensation Plan	3,454	75.13	1,516,826
Equity compensation plans not approved by security holders:
2008 Directors’ Stock Plan	3,788	116.42	98,244
Deferred Bonus Plan	33,046	64.11	—

Total	4,778,416	$103.65	4,972,786

(1)	As of December 31, 2013, a total of 153,364 shares of M&T common stock were issuable upon exercise of outstanding options or rights assumed by M&T in connection with merger and acquisition transactions. The weighted-average exercise price of those outstanding options or rights is $149.04 per common share.

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

Performance Graph

The following graph contains a comparison of the cumulative shareholder return on M&T common stock against the cumulative total returns of the KBW Bank Index, compiled by Keefe, Bruyette & Woods, Inc., and the S&P 500 Index, compiled by Standard & Poor’s Corporation, for the five-year period beginning on December 31, 2008 and ending on December 31, 2013. The KBW Bank Index is a market capitalization index consisting of 24 companies representing leading national money centers and regional banks or thrifts.

Shareholder Value at Year End*

	2008	2009	2010	2011	2012	2013
M&T Bank Corporation	100	123	166	151	201	243
KBW Bank Index	100	104	116	87	119	162
S&P 500 Index	100	126	146	149	172	228

*	Assumes a $100 investment on December 31, 2008 and reinvestment of all dividends.

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

Issuer Purchases of Equity Securities

In February 2007, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. M&T did not repurchase any shares pursuant to such plan during 2013.

During3 the fourth quarter of 2013 M&T purchased shares of its common stock as follows:

Period	(a)Total Number of Shares (or Units) Purchased(1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
October 1 - October 31, 2013	11,939	$113.84	—	2,181,500
November 1 - November 30, 2013	35,942	115.24	—	2,181,500
December 1 - December 31, 2013	5,615	114.46	—	2,181,500

Total	53,496	$114.85	—

(1)	The total number of shares purchased during the periods indicated reflects shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.
(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

Item 6.	Selected Financial Data.

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Profile and Significant Developments

M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York with consolidated assets of $85.2 billion at December 31, 2013. The consolidated financial information presented herein reflects M&T and all of its subsidiaries, which are referred to collectively as “the Company.” M&T’s wholly owned bank subsidiaries are M&T Bank and Wilmington Trust, National Association (“Wilmington Trust, N.A.”).

M&T Bank, with total assets of $84.4 billion at December 31, 2013, is a New York-chartered commercial bank with 720 domestic banking offices in New York State, Pennsylvania, Maryland, Delaware, Virginia, West Virginia, and the District of Columbia, a full-service commercial banking office in Ontario, Canada, and an office in the Cayman Islands. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in their markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, Virginia, Delaware and Washington, D.C., and on small and medium size businesses based in those areas, although loans are originated through lending offices in other states and in Ontario, Canada. Certain lending activities are also conducted in other states through various subsidiaries. Trust and other fiduciary services are offered by M&T Bank and through its wholly owned subsidiary, Wilmington Trust Company. Other subsidiaries of M&T Bank include: M&T Real Estate Trust, a commercial mortgage lender; M&T Realty Capital Corporation, a multifamily commercial mortgage lender; M&T Securities, Inc., which provides brokerage, investment advisory and insurance services; Wilmington Trust Investment Advisors, Inc., which serves as investment advisor to the Wilmington Funds, a family of proprietary mutual funds, and other funds and institutional clients; and M&T Insurance Agency, Inc., an insurance agency.

Wilmington Trust, N.A., with total assets of $1.7 billion at December 31, 2013, is a national bank with offices in Wilmington, Delaware and Oakfield, New York. Wilmington Trust, N.A. and its subsidiaries offer various trust and wealth management services. Wilmington Trust, N.A. also offered selected deposit and loan products on a nationwide basis, largely through telephone, Internet and direct mail marketing techniques.

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City would be acquired by M&T. Pursuant to the terms of the agreement, Hudson City common shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). The estimated purchase price considering the closing price of M&T’s common stock of $116.42 on December 31, 2013 was $5.0 billion.

As of December 31, 2013, Hudson City reported $38.6 billion of assets, including $24.2 billion of loans (predominantly residential real estate loans) and $9.3 billion of investment securities, and $33.9 billion of liabilities, including $21.5 billion of deposits. The merger has received the approval of the common shareholders of M&T and Hudson City. However, the merger is subject to a number of conditions, including regulatory approvals.

On June 17, 2013, M&T and M&T Bank entered into a written agreement with the Federal Reserve Bank of New York (“Federal Reserve Bank”). Under the terms of the agreement, M&T and M&T Bank are required to submit to the Federal Reserve Bank a revised compliance risk management program designed to ensure compliance with the Bank Secrecy Act and anti-money laundering laws and regulations (“BSA/AML”) and to take certain other steps to enhance their compliance practices. The Company commenced a major initiative, including the hiring of outside consulting firms, intended to fully address those regulator concerns. M&T and M&T Bank continue to make progress towards completing this initiative. In view of the timeframe required to implement this initiative, demonstrate its efficacy to the satisfaction of the regulators and otherwise meet any other regulatory requirements that may be imposed in connection with these matters, the timeframe for closing the transaction between M&T and Hudson City has extended beyond the date previously expected. Accordingly, M&T and Hudson City extended the date after which either party may elect to terminate the merger agreement if the merger has not yet been completed to December 31, 2014. Nevertheless, there can be no assurances that the merger will be completed by that date. M&T and Hudson City intend to close the merger as soon as possible following the receipt of all necessary regulatory approvals and satisfaction of all other conditions to closing.

M&T participated in the Troubled Asset Relief Program — Capital Purchase Program (“TARP”) of the U.S. Department of Treasury (“U.S. Treasury”), which was initiated during 2008, both by issuing preferred shares (Series A) in December 2008 and through the 2009 acquisition of Provident Bankshares Corporation (“Provident”) by assuming shares (Series C) that had been issued by that corporation in November 2008. In August 2012, the U.S. Treasury sold its holdings of M&T’s Series A (230,000 shares) and Series C (151,500 shares) Preferred Stock to the public which allowed M&T to exit the TARP. M&T modified certain of the terms of the Series A and Series C Preferred Stock related to the dividend rate on the preferred shares at the reset dates, which was originally set to change to 9% on November 15, 2013 for the Series C preferred shares and on February 15, 2014 for the Series A preferred shares. In each case, the dividend rate changed to 6.375% on November 15, 2013 rather than to the 9% in the original terms. The other modification related to M&T agreeing to not redeem the Series A and Series C preferred shares until on or after November 15, 2018, except that if an event occurs such that the shares no longer qualify as Tier 1 Capital, M&T may redeem all of the shares within 90 days following that occurrence.

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

A discussion of the provisions of the Dodd-Frank Act is included in Part I, Item 1 of this Form 10-K.

On July 31, 2013, the U.S. District Court for the District of Columbia issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the Federal Reserve Board’s rule concerning electronic debit card transaction fees and network exclusivity arrangements (the “Current Rule”) that were adopted to implement Section 1075 of the Dodd-Frank Act — the so-called “Durbin Amendment.” The Court held that, in adopting the Current Rule, the Federal Reserve violated the Durbin Amendment’s provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are “reasonable and proportional to the costs incurred by the issuer” and therefore the Current Rule’s maximum permissible fees were too high. In addition, the Court held that the Current Rule’s network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. The Court vacated the Current Rule. The Court’s judgment was stayed in September 2013 pending appeal by the Federal Reserve. The Federal Reserve filed its appeal in October 2013. The fee limits in the Current Rule will remain in effect until the Federal Reserve revises the rule, if it is ultimately required to do so. If the Federal Reserve is not successful in its appeal and re-issues rules for purposes of implementing the Durbin Amendment in a manner consistent with this decision, the amount of debit card interchange fees the Company would be permitted to charge likely would be reduced. The amount of such reduction cannot be estimated at this time.

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

The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies, such as M&T, that had $15 billion or more in total consolidated assets as of December 31, 2009. As a result, beginning in 2015 25% of M&T’s trust preferred securities will be includable in Tier 1 capital, and in 2016, none of M&T’s trust preferred securities will be includable in Tier 1 capital. Trust preferred securities no longer included in M&T’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules. In the first quarter of 2014, M&T will redeem $350 million of 8.50% junior subordinated debentures associated with the trust preferred capital securities of M&T Capital Trust IV and issued preferred stock that qualifies as regulatory capital. A detailed discussion of the New Capital Rules is included in Part I, Item 1 of this Form 10-K under the heading “Capital Requirements.”

Management believes that the Company will be able to comply with the targeted capital ratios upon implementation of the revised requirements, as finalized. More specifically, management estimates that the Company’s ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets under the New Capital Rules (and as defined therein) on a fully phased-in basis was approximately 8.98% as of December 31, 2013, reflecting a good faith estimate of the computation of CET1 and the Company’s risk-weighted assets under the methodologies set forth in the New Capital Rules.

The Company’s regulatory capital ratios under risk-based capital rules currently in effect are presented in note 23 of Notes to Financial Statements.

On December 10, 2013, the Federal Reserve Board, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Securities and Exchange Commission adopted the final version of the Volcker Rule, which was mandated under Dodd-Frank. The Volcker Rule is intended to effectively reduce risks posed to banking entities from proprietary trading activities and investments in or relationships with covered funds. Banking entities are generally prohibited from engaging in proprietary trading. The Company does not believe that it engages in any significant amount of proprietary trading as defined in the Volcker Rule and that any impact would be minimal. In addition, a review of the Company’s investments was undertaken to determine if any meet the Volcker Rule’s definition of covered funds. Based on that review, the Company believes that any impact related to investments considered to be covered funds would not have a significant effect on the Company’s financial condition or its results of operations. Nevertheless, the Company may be required to divest certain investments subject to the Volcker Rule by mid-2015.

On October 24, 2013, the Federal Reserve Board and other banking regulators issued an interagency proposal for the U.S. version of the Basel Committee’s Liquidity Coverage Ratio (“LCR”). The LCR requires a banking organization to maintain a minimum amount of liquid assets to withstand a 30-day standardized supervisory liquidity stress scenario. The proposed effective date is January 1, 2015, subject to a two-year phase-in period.

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

markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as trading assets, most investment securities, and residential real estate loans held for sale and related commitments. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include loans, deposits, borrowings, goodwill, core deposit and other intangible assets, and other assets and liabilities obtained or assumed in business combinations; capitalized servicing assets; pension and other postretirement benefit obligations; estimated residual values of property associated with leases; and certain derivative and other financial instruments. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, costs of servicing and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statement of income. Examples include investment securities, other investments, mortgage servicing rights, goodwill, core deposit and other intangible assets, among others. Specific assumptions and estimates utilized by management are discussed in detail herein in management’s discussion and analysis of financial condition and results of operations and in notes 1, 3, 4, 7, 8, 12, 18, 19 and 20 of Notes to Financial Statements.

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

Overview

Net income for the Company during 2013 was $1.14 billion or $8.20 of diluted earnings per common share, up 11% and 9%, respectively, from $1.03 billion or $7.54 of diluted earnings per common share in 2012. Basic earnings per common share increased 9% to $8.26 in 2013 from $7.57 in 2012. Net income in 2011 aggregated $859 million, while diluted and basic earnings per common share were $6.35 and $6.37, respectively. The after-tax impact of net merger-related gains and expenses associated with the acquisition transactions previously described totaled to expenses of $8 million ($12 million pre-tax) or $.06 of basic and diluted earnings per common share in 2013, compared with expenses of $6 million ($10 million pre-tax) or $.05 of basic and diluted earnings per common share in 2012 and net gains of $13 million (net expenses of $19 million pre-tax) or $.10 of basic and diluted earnings per common share in 2011. Expressed as a rate of return on average assets, net income in 2013 was 1.36%, compared with 1.29% in 2012 and 1.16% in 2011. The return on average common shareholders’ equity was 10.93% in 2013, 10.96% in 2012 and 9.67% in 2011.

The Company’s improved performance in 2013 as compared with 2012 reflected certain noteworthy items. During the second quarter, the Company sold the majority of its privately issued mortgage-backed securities (“MBS”) that had been held in the available-for-sale investment securities portfolio for an after-tax loss of $28 million ($46 million pre-tax), or $.22 per diluted common share. In addition, the Company’s holdings of Visa and MasterCard shares were sold for an after-tax gain of $62 million ($103 million pre-tax), or $.48 per diluted common share. Finally, reflected in 2013’s results were after-tax gains from loan securitization transactions of $38 million ($63 million pre-tax), or $.29 per diluted common share. The Company securitized during the second and third quarters of 2013 approximately $1.3 billion of one-to-four family residential real estate loans previously held in the Company’s loan portfolio into guaranteed mortgage-backed securities with the Government National Mortgage Association (“Ginnie Mae”) and recognized gains of $42 million. The Company retained the substantial majority of those securities in its investment securities portfolio. In addition, the Company securitized and sold in September 2013 approximately $1.4 billion of automobile loans held in its loan portfolio, resulting in a gain of $21 million. Partially offsetting the positive impact of the 2013 security transactions and gains on securitization activities were higher operating expenses largely attributable to increased costs for professional services and salaries. The Company’s improved financial performance in 2012 as compared with 2011 resulted from an increase in net interest income, lower credit costs and significantly higher mortgage banking revenues and trust income, partially offset by net investment securities losses in 2012, compared with net gains on investment securities in 2011. Results for 2012 reflected the full-year impact of the operations obtained from the acquisition of Wilmington Trust on May 16, 2011.

Taxable-equivalent net interest income increased 3% to $2.70 billion in 2013 from $2.62 billion in 2012. That improvement resulted largely from growth in average loans and leases of $2.4 billion or 4%. The net interest margin, or taxable-equivalent net interest income divided by average earning assets, was 3.65% in 2013, down 8 basis points (hundredths of one percent) from 3.73% in 2012. Taxable-equivalent net interest income rose $209 million or 9% in 2012 as compared with 2011, resulting from a $6.5 billion, or 12%, increase in average loans and leases. The net interest margin in 2012 was unchanged from 2011.

The provision for credit losses in 2013 declined 9% to $185 million from $204 million in 2012. Net charge-offs of $183 million in 2013 were down from $186 million in the prior year. Net charge-offs as a percentage of average loans and leases were .28% and .30% in 2013 and 2012, respectively. The Company continued to experience improvement in credit quality during 2013. The provision for credit losses in 2012 was $66 million or 24% below $270 million in 2011. Net charge-offs in 2012 declined $79 million from $265 million, or .47% of average loans and leases, in 2011.

Other income totaled $1.87 billion in 2013, 12% above $1.67 billion in 2012. That rise was primarily the result of net gains on investment securities of $47 million in 2013, compared with net losses of $48 million in 2012, and gains on securitization activities in 2013 of $63 million. Reflected in gains and losses on investment securities were other-than-temporary impairment charges of $10 million and $48 million in 2013 and 2012, respectively, on certain privately issued collateralized mortgage obligations (“CMOs”). In addition, trust income in 2013 rose $24 million, or 5%, from 2012 while mortgage banking revenues declined $18 million, or 5%, from the prior year. Other income increased 5% or $84 million in 2012 from $1.58 billion in 2011. That improvement was led by mortgage banking revenues, which rose $183 million or 110%, and trust income, which increased $139 million or 42%, from 2011. Gains and losses on bank investment securities totaled to net gains of $73 million in 2011, compared with the $48 million of net losses in 2012. Reflected in the 2011 net gains were other-than-temporary impairment charges of $77 million on certain privately issued CMOs, and gains of $150 million from the sale of investment securities available for sale. Those sold securities were predominantly mortgage-backed securities guaranteed by government-sponsored entities that were sold in connection with the Wilmington Trust acquisition in order to manage the Company’s balance sheet composition and resultant capital ratios. Also reflected in other income in 2011 was $55 million of cash received in full settlement of a lawsuit initiated by M&T in 2008 under which M&T sought damages arising from a 2007 investment in collateralized debt obligations (“CDOs”) and alleged that the quality of the investment was not as represented. The $65 million non-taxable gain associated with the acquisition of Wilmington Trust was also included in other income in 2011.

Other expense increased 5% to $2.64 billion in 2013 from $2.51 billion in 2012. During 2011, other expense totaled $2.48 billion. Included in those amounts are expenses considered by M&T to be “nonoperating” in nature, consisting of amortization of core deposit and other intangible assets of $47 million, $61 million and $62 million in 2013, 2012 and 2011, respectively, and merger-related expenses of $12 million in 2013, $10 million in 2012 and $84 million in 2011. Exclusive of those nonoperating expenses, noninterest operating expenses aggregated $2.58 billion in 2013, compared with $2.44 billion in 2012 and $2.33 billion in 2011. The rise in such expenses from 2012 to 2013 was largely attributable to higher costs for professional services and salaries, partially offset by lower FDIC assessments and the reversal of an accrual for a contingent compensation obligation assumed in the May 2011 acquisition of Wilmington Trust that expired, resulting in a $26 million reduction of “other costs of operations.” In addition, the Company reached a legal settlement of a previously disclosed lawsuit related to issues that were alleged to occur at Wilmington Trust Company prior to its acquisition by M&T that led to a $40 million increase in the Company’s reserve for litigation as of December 31, 2013. Reflected in 2011’s noninterest operating expenses were a $79 million other-than-temporary impairment charge related to M&T’s 20% investment in Bayview Lending Group LLC (“BLG”) and a $30 million tax-deductible cash contribution to The M&T Charitable Foundation in the fourth quarter. After considering those items, the increase in noninterest operating expenses from 2011 to 2012 was largely the result of the full-year impact of the operations obtained in the May 2011 acquisition of Wilmington Trust.

The efficiency ratio expresses the relationship of operating expenses to revenues. The Company’s efficiency ratio, or noninterest operating expenses (as previously defined) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities and gains on merger transactions), was 57.0% in 2013, compared with 56.2% and 60.4% in 2012 and 2011, respectively. The calculations of the efficiency ratio are presented in table 2.

Table 1

EARNINGS SUMMARY

Dollars in millions

Increase (Decrease)(a)										Compound Growth Rate 5 Years

2012 to 2013		2011 to 2012
Amount	%	Amount	%		2013	2012	2011	2010	2009	2008 to 2013
$14.2	—	$150.1	5	Interest income(b)	$2,982.3	2,968.1	2,817.9	2,753.8	2,747.0	(2)%
(59.1)	(17)	(59.2)	(15)	Interest expense	284.1	343.2	402.3	462.3	669.4	(27)

73.3	3	209.3	9	Net interest income(b)	2,698.2	2,624.9	2,415.6	2,291.5	2,077.6	7
(19.0)	(9)	(66.0)	(24)	Less: provision for credit losses	185.0	204.0	270.0	368.0	604.0	(15)
94.5	—	(121.0)	—	Gain (loss) on bank investment securities(c)	46.7	(47.8)	73.2	(83.5)	(137.1)	—
103.4	6	205.3	14	Other income	1,818.5	1,715.1	1,509.8	1,191.6	1,185.2	11
				Less:
40.6	3	110.6	9	Salaries and employee benefits	1,355.2	1,314.6	1,204.0	999.7	1,001.9	7
86.0	7	(79.4)	(6)	Other expense	1,280.7	1,194.7	1,274.1	915.1	978.7	11

163.6	10	328.4	26	Income before income taxes	1,742.5	1,578.9	1,250.5	1,116.8	541.1	18
				Less:
(1.4)	(5)	.5	2	Taxable-equivalent adjustment(b)	25.0	26.4	25.9	24.0	21.8	3
56.0	11	157.9	43	Income taxes	579.0	523.0	365.1	356.6	139.4	26

$109.0	11	$170.0	20	Net income	$1,138.5	1,029.5	859.5	736.2	379.9	15%

(a)	Changes were calculated from unrounded amounts.

(b)	Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on a composite income tax rate of approximately 39%.

(c)	Includes other-than-temporary impairment losses, if any.

Supplemental Reporting of Non-GAAP Results of Operations

As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.6 billion at each of December 31, 2013 and 2012, compared with $3.7 billion at December 31, 2011. Included in such intangible assets was goodwill of $3.5 billion at each of those dates. Amortization of core deposit and other intangible assets, after tax effect, totaled $29 million, $37 million and $38 million during 2013, 2012 and 2011, respectively.

M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and gains and expenses associated with merging acquired operations into the Company, since such items are considered by management to be “nonoperating” in nature. Those merger-related expenses generally consist of professional services and other temporary help fees associated with the actual or planned conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing contractual arrangements to purchase various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance for former employees; incentive compensation costs; travel costs; and printing, supplies and other costs of completing the transactions and commencing operations in new markets and offices. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Net operating income totaled $1.17 billion in 2013, up 10% from $1.07 billion in 2012. Diluted net operating earnings per common share in 2013 rose 8% to $8.48 from $7.88 in 2012. Net operating income and diluted net operating earnings per common share were $884 million and $6.55, respectively, in 2011.

Expressed as a rate of return on average tangible assets, net operating income was 1.47% in 2013, compared with 1.40% in 2012 and 1.26% in 2011. Net operating return on average tangible common equity was 17.79% in 2013, compared with 19.42% and 17.96% in 2012 and 2011, respectively.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in table 2.

Table 2

RECONCILIATION OF GAAP TO NON-GAAP MEASURES

	2013	2012	2011
Income statement data
In thousands, except per share
Net income
Net income	$1,138,480	$1,029,498	$859,479
Amortization of core deposit and other intangible assets(a)	28,644	37,011	37,550
Merger-related gain(a)	—	—	(64,930)
Merger-related expenses(a)	7,511	6,001	52,154

Net operating income	$1,174,635	$1,072,510	$884,253

Earnings per common share
Diluted earnings per common share	$8.20	$7.54	$6.35
Amortization of core deposit and other intangible assets(a)	.22	.29	.30
Merger-related gain(a)	—	—	(.52)
Merger-related expenses(a)	.06	.05	.42

Diluted net operating earnings per common share	$8.48	$7.88	$6.55

Other expense
Other expense	$2,635,885	$2,509,260	$2,478,068
Amortization of core deposit and other intangible assets	(46,912)	(60,631)	(61,617)
Merger-related expenses	(12,364)	(9,879)	(83,687)

Noninterest operating expense	$2,576,609	$2,438,750	$2,332,764

Merger-related expenses
Salaries and employee benefits	$836	$4,997	$16,131
Equipment and net occupancy	690	15	412
Printing, postage and supplies	1,825	—	2,663
Other costs of operations	9,013	4,867	64,481

Total	$12,364	$9,879	$83,687

Efficiency ratio
Noninterest operating expense (numerator)	$2,576,609	$2,438,750	$2,332,764

Taxable-equivalent net interest income	2,698,200	2,624,907	2,415,632
Other income	1,865,205	1,667,270	1,582,912
Less: Gain on bank investment securities	56,457	9	150,187
Net OTTI losses recognized in earnings	(9,800)	(47,822)	(77,035)
Merger-related gain	—	—	64,930

Denominator	$4,516,748	$4,339,990	$3,860,462

Efficiency ratio	57.05%	56.19%	60.43%

Balance sheet data
In millions
Average assets
Average assets	$83,662	$79,983	$73,977
Goodwill	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(90)	(144)	(168)
Deferred taxes	27	42	43

Average tangible assets	$80,074	$76,356	$70,327

Average common equity
Average total equity	$10,722	$9,703	$9,004
Preferred stock	(878)	(869)	(797)

Average common equity	9,844	8,834	8,207
Goodwill	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(90)	(144)	(168)
Deferred taxes	27	42	43

Average tangible common equity	$6,256	$5,207	$4,557

At end of year
Total assets
Total assets	$85,162	$83,009	$77,924
Goodwill	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(69)	(116)	(176)
Deferred taxes	21	34	51

Total tangible assets	$81,589	$79,402	$74,274

Total common equity
Total equity	$11,306	$10,203	$9,271
Preferred stock	(882)	(873)	(865)
Undeclared dividends — preferred stock	(3)	(3)	(3)

Common equity, net of undeclared preferred dividends	10,421	9,327	8,403
Goodwill	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(69)	(116)	(176)
Deferred taxes	21	34	51

Total tangible common equity	$6,848	$5,720	$4,753

(a)	After any related tax effect.

Net Interest Income/Lending and Funding Activities

Net interest income on a taxable-equivalent basis totaled $2.70 billion in 2013, 3% above $2.62 billion in 2012. Growth in average earning assets was the major factor for that increase, partially offset by a narrowing of the net interest margin. Average earning assets were $74.0 billion in 2013, up 5% from $70.3 billion in 2012, the result of higher average loans and leases and interest-bearing deposits at the Federal Reserve Bank. The net interest margin declined to 3.65% in 2013 from 3.73% in 2012. Contributing to that narrowing were an 11 basis point reduction in the average yield on loans and leases and the lower yielding cash balances on deposit with the Federal Reserve Bank.

Average loans and leases increased $2.4 billion or 4% to $65.1 billion in 2013 from $62.7 billion in 2012. Commercial loans and leases averaged $17.7 billion in 2013, $1.4 billion or 9% higher than in the prior year. Average balances of commercial real estate loans rose 5% or $1.2 billion to $26.1 billion in 2013 from $24.9 billion in 2012. The growth in commercial loans and commercial real estate loans reflected increased demand by customers. Average residential real estate balances grew to $10.1 billion in 2013 from $9.7 billion in the preceding year, resulting from the impact of the Company retaining for portfolio during the first eight months of 2012 a majority of originated residential real estate loans, partially offset by the securitization of $1.3 billion of loans held in the loan portfolio during mid-2013. Average consumer loans totaled $11.1 billion in 2013, down $635 million or 5% from $11.7 billion in 2012 due in part to the impact of the $1.4 billion automobile loan securitization transaction completed during the third quarter of 2013.

Taxable-equivalent net interest income rose 9% to $2.62 billion in 2012 from $2.42 billion in 2011. That improvement resulted from a 9% increase in average earning assets, to $70.3 billion in 2012 from $64.7 billion in 2011. The rise in average earning assets was the result of higher average loans and leases partially offset by lower interest-bearing deposits held at the Federal Reserve Bank. The net interest margin of 3.73% in 2012 was unchanged from 2011.

Average balances of loans and leases increased $6.5 billion or 12% in 2012 from $56.2 billion in 2011. Commercial loans and leases averaged $16.3 billion in 2012, up $1.7 billion or 11% from $14.7 billion in 2011. Average commercial real estate loans increased $2.0 billion or 9% to $24.9 billion in 2012 from $22.9 billion in the preceding year. The growth in commercial loans and commercial real estate loans reflected higher loan demand by customers. Residential real estate loan balances rose $2.9 billion or 43% to $9.7 billion in 2012 from $6.8 billion in 2011, predominantly the result of the Company retaining for portfolio a higher proportion of originated loans during most of the year rather than selling them. Consumer loans averaged $11.7 billion in 2012, down $132 million or 1% from $11.9 billion in 2011. Average loans and leases in 2012 reflected the full-year impact of loans obtained in the Wilmington Trust acquisition.

Table 3

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2013			2012			2011			2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Average balance in millions; interest in thousands)
Assets
Earning assets
Loans and leases, net of unearned discount(a)
Commercial, financial, etc.	$17,736	$628,154	3.54%	16,336	606,495	3.71%	14,655	564,787	3.85%	13,092	521,747	3.99%	13,855	524,609	3.79%
Real estate — commercial	26,083	1,198,400	4.53	24,907	1,138,723	4.50	22,901	1,051,772	4.59	20,714	974,047	4.70	20,085	894,691	4.45
Real estate — consumer	10,136	418,095	4.12	9,727	421,516	4.33	6,778	334,421	4.93	5,746	303,262	5.28	5,297	288,474	5.45
Consumer	11,098	510,962	4.60	11,732	559,253	4.77	11,865	592,386	4.99	11,745	613,479	5.22	11,722	636,074	5.43

Total loans and leases, net	65,053	2,755,611	4.24	62,702	2,725,987	4.35	56,199	2,543,366	4.53	51,297	2,412,535	4.70	50,959	2,343,848	4.60

Interest-bearing deposits at banks	2,139	5,201	.24	528	1,221	.23	1,195	2,934	.25	102	88	.09	50	34	.07
Federal funds sold and agreements to resell securities	128	114	.09	4	21	.55	180	189	.11	221	446	.20	52	129	.25
Trading account	78	1,482	1.91	96	1,394	1.45	94	1,411	1.50	94	789	.84	87	640	.74
Investment securities(b)
U.S. Treasury and federal agencies	5,123	165,879	3.24	4,538	150,500	3.32	4,165	155,339	3.73	4,483	191,677	4.28	3,805	182,163	4.79
Obligations of states and political subdivisions	194	9,999	5.15	220	11,638	5.29	244	13,704	5.61	266	15,107	5.67	221	13,143	5.94
Other	1,298	44,019	3.39	2,211	77,315	3.50	2,655	101,020	3.80	3,269	133,176	4.07	4,377	207,069	4.73

Total investment securities	6,615	219,897	3.32	6,969	239,453	3.44	7,064	270,063	3.82	8,018	339,960	4.24	8,403	402,375	4.79

Total earning assets	74,013	2,982,305	4.03	70,299	2,968,076	4.22	64,732	2,817,963	4.35	59,732	2,753,818	4.61	59,551	2,747,026	4.61

Allowance for credit losses	(932)			(922)			(916)			(906)			(864)
Cash and due from banks	1,380			1,384			1,207			1,099			1,121
Other assets	9,201			9,222			8,954			8,455			7,664

Total assets	$83,662			79,983			73,977			68,380			67,472

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$923	1,287	.14	856	1,343	.16	753	1,145	.15	601	850	.14	543	1,122	.21
Savings deposits	36,739	54,948	.15	33,398	68,011	.20	30,403	84,314	.28	26,190	85,226	.33	22,832	112,550	.49
Time deposits	4,045	26,439	.65	5,347	46,102	.86	6,480	71,014	1.10	6,583	100,241	1.52	8,782	206,220	2.35
Deposits at Cayman Islands office	496	1,018	.21	605	1,130	.19	779	962	.12	953	1,368	.14	1,665	2,391	.14

Total interest-bearing deposits	42,203	83,692	.20	40,206	116,586	.29	38,415	157,435	.41	34,327	187,685	.55	33,822	322,283	.95

Short-term borrowings	390	430	.11	839	1,286	.15	827	1,030	.12	1,854	3,006	.16	2,911	7,129	.24
Long-term borrowings	4,941	199,983	4.05	5,527	225,297	4.08	6,959	243,866	3.50	9,169	271,578	2.96	11,092	340,037	3.07

Total interest-bearing liabilities	47,534	284,105	.60	46,572	343,169	.74	46,201	402,331	.87	45,350	462,269	1.02	47,825	669,449	1.40

Noninterest-bearing deposits	23,721			21,761			17,273			13,709			11,054
Other liabilities	1,685			1,947			1,499			1,218			1,311

Total liabilities	72,940			70,280			64,973			60,277			60,190

Shareholders’ equity	10,722			9,703			9,004			8,103			7,282

Total liabilities and shareholders’ equity	$83,662			79,983			73,977			68,380			67,472

Net interest spread			3.43			3.48			3.48			3.59			3.21
Contribution of interest-free funds			.22			.25			.25			.25			.28

Net interest income/margin on earning assets		$2,698,200	3.65%		2,624,907	3.73%		2,415,632	3.73%		2,291,549	3.84%		2,077,577	3.49%

(a)	Includes nonaccrual loans.

(b)	Includes available-for-sale investment securities at amortized cost.

Table 4 summarizes average loans and leases outstanding in 2013 and percentage changes in the major components of the portfolio over the past two years.

Table 4

AVERAGE LOANS AND LEASES

(Net of unearned discount)

		Percent Increase (Decrease) from
	2013	2012 to 2013	2011 to 2012
	(In millions)
Commercial, financial, etc.	$17,736	9%	11%
Real estate — commercial	26,083	5	9
Real estate — consumer	10,136	4	43
Consumer
Automobile	2,162	(16)	(6)
Home equity lines	5,776	(3)	—
Home equity loans	410	(27)	(22)
Other	2,750	3	8

Total consumer	11,098	(5)	(1)

Total	$65,053	4%	12%

Commercial loans and leases, excluding loans secured by real estate, aggregated $18.7 billion at December 31, 2013, representing 29% of total loans and leases. Table 5 presents information on commercial loans and leases as of December 31, 2013 relating to geographic area, size, borrower industry and whether the loans are secured by collateral or unsecured. Of the $18.7 billion of commercial loans and leases outstanding at the end of 2013, approximately $16.2 billion, or 86%, were secured, while 43%, 26% and 18% were granted to businesses in New York State, Pennsylvania and the Mid-Atlantic area (which includes Maryland, Delaware, Virginia, West Virginia and the District of Columbia), respectively. The Company provides financing for leases to commercial customers, primarily for equipment. Commercial leases included in total commercial loans and leases at December 31, 2013 aggregated $1.2 billion, of which 51% were secured by collateral located in New York State, 15% were secured by collateral in Pennsylvania and another 12% were secured by collateral in the Mid-Atlantic area.

Table 5

COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT

(Excludes Loans Secured by Real Estate)

December 31, 2013

	New York	Pennsylvania	Mid-Atlantic	Other	Total	Percent of Total
	(Dollars in millions)
Automobile dealerships	$1,463	$817	$331	$780	$3,391	18%
Manufacturing	1,520	916	288	480	3,204	17
Services	1,088	755	803	332	2,978	16
Wholesale	900	397	365	183	1,845	10
Transportation, communications, utilities	409	404	181	236	1,230	7
Real estate investors	598	191	195	195	1,179	6
Health services	482	179	325	43	1,029	5
Financial and insurance	487	189	225	33	934	5
Construction	356	278	191	34	859	5
Retail	195	243	92	68	598	3
Public administration	181	99	49	3	332	2
Agriculture, forestry, fishing, mining, etc.	33	109	28	1	171	1
Other	405	278	237	35	955	5

Total	$8,117	$4,855	$3,310	$2,423	$18,705	100%

Percent of total	43%	26%	18%	13%	100%

Percent of dollars outstanding
Secured	82%	77%	80%	78%	80%
Unsecured	10	19	16	11	14
Leases	8	4	4	11	6

Total	100%	100%	100%	100%	100%

Percent of dollars outstanding by size of loan
Less than $1 million	25%	18%	29%	11%	22%
$1 million to $5 million	22	23	23	24	23
$5 million to $10 million	16	18	16	22	17
$10 million to $20 million	16	22	20	23	19
$20 million to $30 million	7	12	5	10	8
$30 million to $50 million	10	4	5	7	8
Greater than $50 million	4	3	2	3	3

Total	100%	100%	100%	100%	100%

International loans included in commercial loans and leases totaled $170 million and $138 million at December 31, 2013 and 2012, respectively. Included in such loans were $72 million and $128 million, respectively, of loans at M&T Bank’s commercial branch in Ontario, Canada.

Loans secured by real estate, including outstanding balances of home equity loans and lines of credit which the Company classifies as consumer loans, represented approximately 65% of the loan and lease portfolio during 2013 and 2011, compared with 66% in 2012. At December 31, 2013, the Company held approximately $26.1 billion of commercial real estate loans, $8.9 billion of consumer real estate loans secured by one-to-four family residential properties (including $401 million of loans originated for sale) and $6.1 billion of outstanding balances of home equity loans and lines of credit, compared with $26.0 billion, $11.2 billion and $6.3 billion, respectively, at December 31, 2012. Included in total loans and leases were amounts due from builders and developers of residential real estate aggregating $1.3 billion and $1.2 billion at December 31, 2013 and 2012, respectively, substantially all of which were classified as commercial real estate loans.

Commercial real estate loans originated by the Company include fixed-rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity, in many cases five years after origination. For borrowers in good standing, the terms of such loans may be extended by the customer for an additional five years at the then-current market rate of interest. The Company also originates fixed-rate commercial real estate loans with maturities of greater than five years, generally having original maturity terms of approximately seven to ten years, and adjustable-rate commercial real estate loans. Adjustable-rate commercial real estate loans represented approximately 63% of the commercial real estate loan portfolio at the 2013 year-end. Table 6 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2013. New York City metropolitan area commercial real estate loans totaled $8.6 billion at December 31, 2013. The $6.8 billion of investor-owned commercial real estate loans in the New York City metropolitan area were largely secured by multifamily residential properties, retail space, and office space. The Company’s experience has been that office, retail and service-related properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multifamily residential properties. Approximately 48% of the aggregate dollar amount of New York City-area loans were for loans with outstanding balances of $10 million or less, while loans of more than $50 million made up approximately 9% of the total.

Table 6

COMMERCIAL REAL ESTATE LOANS, NET OF UNEARNED DISCOUNT

December 31, 2013

	Metropolitan New York City	Other New York State	Pennsylvania	Mid- Atlantic	Other	Total	Percent of Total
	(Dollars in millions)
Investor-owned
Permanent finance by property type
Retail	$1,681	$492	$405	$829	$630	$4,037	15%
Office	1,172	691	385	763	283	3,294	13
Apartments/Multifamily	1,330	482	159	473	297	2,741	10
Hotel	662	366	279	349	399	2,055	8
Industrial/Warehouse	248	164	191	290	156	1,049	4
Health facilities	87	161	61	88	32	429	2
Other	163	43	46	68	75	395	2

Total permanent	5,343	2,399	1,526	2,860	1,872	14,000	54%

Construction/Development
Commercial
Construction	588	375	310	681	206	2,160	8%
Land/Land development	419	24	46	146	18	653	2
Residential builder and developer
Construction	403	6	42	138	153	742	3
Land/Land development	43	19	73	323	77	535	2

Total construction/development	1,453	424	471	1,288	454	4,090	15%

Total investor-owned	6,796	2,823	1,997	4,148	2,326	18,090	69%

Owner-occupied by industry(a)
Health services	791	488	359	466	258	2,362	9%
Other services	285	309	258	525	42	1,419	5
Retail	165	185	222	353	59	984	4
Automobile dealerships	98	181	187	129	185	780	3
Manufacturing	120	213	169	113	32	647	2
Wholesale	101	61	146	128	52	488	2
Real estate investors	126	130	65	118	15	454	2
Other	124	183	250	349	18	924	4

Total owner-occupied	1,810	1,750	1,656	2,181	661	8,058	31%

Total commercial real estate	$8,606	$4,573	$3,653	$6,329	$2,987	$26,148	100%

Percent of total	33%	18%	14%	24%	11%	100%

Percent of dollars outstanding by size of loan
Less than $1 million	5%	23%	21%	17%	7%	13%
$1 million to $5 million	24	37	33	30	21	29
$5 million to $10 million	19	18	17	16	16	18
$10 million to $30 million	32	21	23	23	28	26
$30 million to $50 million	11	1	6	9	13	8
$50 million to $100 million	9	—	—	5	11	5
Greater than $100 million	—	—	—	—	4	1

Total	100%	100%	100%	100%	100%	100%

(a)	Includes $316 million of construction loans.

Commercial real estate loans secured by properties located in other parts of New York State, Pennsylvania and the Mid-Atlantic area tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business (owner-occupied). Approximately 78% of the aggregate dollar amount of commercial real estate loans in New York State secured by properties located outside of the metropolitan New York City area were for loans with outstanding balances of $10 million or less. Of the outstanding balances of commercial real estate loans in Pennsylvania and the Mid-Atlantic area, approximately 71% and 63%, respectively, were for loans with outstanding balances of $10 million or less.

Commercial real estate loans secured by properties located outside of Pennsylvania, the Mid-Atlantic area, New York State and areas of states neighboring New York considered to be part of the New York City metropolitan area, comprised 11% of total commercial real estate loans as of December 31, 2013.

Commercial real estate construction and development loans made to investors presented in table 6 totaled $4.1 billion at December 31, 2013, or 6% of total loans and leases. Approximately 94% of those construction loans had adjustable interest rates. Included in such loans at the 2013 year-end were $1.3 billion of loans to developers of residential real estate properties. Information about the credit performance of the Company’s loans to builders and developers of residential real estate properties is included herein under the heading “Provision For Credit Losses.” The remainder of the commercial real estate construction loan portfolio was comprised of loans made for various purposes, including the construction of office buildings, multifamily residential housing, retail space and other commercial development.

M&T Realty Capital Corporation, a commercial real estate lending subsidiary of M&T Bank, participates in the Delegated Underwriting and Servicing (“DUS”) program of the Federal National Mortgage Association (“Fannie Mae”), pursuant to which commercial real estate loans are originated in accordance with terms and conditions specified by Fannie Mae and sold. Under this program, loans are sold with partial credit recourse to M&T Realty Capital Corporation. The amount of recourse is generally limited to one-third of any credit loss incurred by the purchaser on an individual loan, although in some cases the recourse amount is less than one-third of the outstanding principal balance. The Company’s maximum credit risk for recourse associated with sold commercial real estate loans was approximately $2.3 billion and $2.0 billion at December 31, 2013 and 2012, respectively. There have been no material losses incurred as a result of those recourse arrangements. Commercial real estate loans held for sale at December 31, 2013 and 2012 aggregated $68 million and $200 million, respectively. At December 31, 2013 and 2012, commercial real estate loans serviced for other investors by the Company were $11.4 billion and $10.6 billion, respectively. Those serviced loans are not included in the Company’s consolidated balance sheet.

Real estate loans secured by one-to-four family residential properties were $8.9 billion at December 31, 2013, including approximately 41% secured by properties located in New York State, 14% secured by properties located in Pennsylvania and 25% secured by properties located in the Mid-Atlantic area. At December 31, 2013, $401 million of residential real estate loans had been originated for sale, compared with $1.2 billion at December 31, 2012. The significant decrease in residential real estate loans held for sale at December 31, 2013 as compared with December 31, 2012 reflected decreased volumes of such loan originations. The Company’s portfolio of alternative (“Alt-A”) residential real estate loans held for investment at December 31, 2013 declined to $396 million from $462 million at December 31, 2012. Alt-A loans represent loans that at origination typically included some form of limited borrower documentation requirements as compared with more traditional residential real estate loans. Loans in the Company’s Alt-A portfolio were originated by the Company prior to 2008. Loans to individuals to finance the construction of one-to-four family residential properties totaled $34 million at December 31, 2013 and $39 million at December 31, 2012, or approximately .1% of total loans and leases at each of those dates. Information about the credit performance of the Company’s Alt-A loans and other residential real estate loans is included herein under the heading “Provision For Credit Losses.”

Consumer loans comprised approximately 16% and 17% of total loans and leases at December 31, 2013 and 2012, respectively. Outstanding balances of home equity lines of credit represent the largest component of the consumer loan portfolio. Such balances represented approximately 9% of total loans and leases at each of December 31, 2013 and 2012. No other consumer loan product represented at least 4% of loans outstanding at December 31, 2013. Approximately 41% of home equity lines of credit outstanding at December 31, 2013 were secured by properties in New York State, and 21% and 36% were secured by properties in Pennsylvania and the Mid-Atlantic area, respectively. Outstanding automobile loan balances decreased to $1.4 billion at December 31, 2013 from $2.5 billion at December 31, 2012. That decline resulted from the securitization and sale of $1.4 billion of such loans near the end of the third quarter of 2013.

Table 7 presents the composition of the Company’s loan and lease portfolio at the end of 2013, including outstanding balances to businesses and consumers in New York State, Pennsylvania, the Mid-Atlantic area and other states. Approximately 45% of total loans and leases at December 31, 2013 were to New York State customers, while 18% and 23% were to Pennsylvania and the Mid-Atlantic area customers, respectively.

Table 7

LOANS AND LEASES, NET OF UNEARNED DISCOUNT

December 31, 2013

		Percent of Dollars Outstanding
	Outstandings	New York State	Pennsylvania	Mid-Atlantic	Other
	(In millions)
Real estate
Residential	$8,928	41%	14%	25%	20%
Commercial	26,148	51 (a)	14	24	11

Total real estate	35,076	48%	14%	24%	14%

Commercial, financial, etc.	17,467	43%	27%	18%	12%
Consumer
Home equity lines	5,770	41%	21%	36%	2%
Home equity loans	352	13	30	51	6
Automobile	1,365	30	23	22	25
Other secured or guaranteed	2,104	27	14	17	42
Other unsecured	701	40	22	34	4

Total consumer	10,292	36%	20%	31%	13%

Total loans	62,835	45%	18%	24%	13%

Commercial leases	1,238	50%	15%	12%	23%

Total loans and leases	$64,073	45%	18%	23%	14%

(a)	Includes loans secured by properties located in neighboring states generally considered to be within commuting distance of New York City.

Average balances of investment securities were $6.6 billion in 2013, compared with $7.0 billion and $7.1 billion in 2012 and 2011, respectively. The decline in such balances in 2013 reflects the impact of maturities and paydowns of mortgage-backed securities, offset by the net effect of purchases, sales and securitizations during 2013. Beginning in the second quarter of 2013, the Company undertook certain actions to improve its regulatory capital and liquidity positions in response to evolving regulatory requirements. As a result, in the second quarter of 2013 approximately $1.0 billion of privately issued mortgage-backed securities held in the available-for-sale portfolio were sold, as were the Company’s holdings of Visa and MasterCard common stock. In the second and third quarters of 2013, the Company securitized approximately $1.3 billion of residential real estate loans held in its loan portfolio guaranteed by the Federal Housing Authority (“FHA”). A substantial majority of the Ginnie Mae securities resulting from those securitizations were retained by the Company. During the second quarter of 2013, the Company also began originating FHA residential real estate loans for purposes of securitizing such loans into Ginnie Mae mortgage-backed securities to be retained in the Company’s investment securities portfolio. Approximately $1.6 billion of such loans were originated and securitized during 2013. Finally, the Company purchased approximately $1.9 billion of Ginnie Mae securities and $250 million of Fannie Mae securities that were added to the investment securities portfolio during 2013. The slight decline in average balances of investment securities in 2012 as compared with 2011 reflects the impact of maturities and paydowns of mortgage-backed securities, partially offset by purchases of $250 million of residential mortgage-backed securities guaranteed by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) during the second quarter of 2012 and the full-year impact of purchases of residential mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac and the Ginnie Mae during 2011.

The investment securities portfolio is largely comprised of residential mortgage-backed securities, debt securities issued by municipalities, trust preferred securities issued by certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its overall interest-rate risk and liquidity profiles as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination. As noted above, in 2013 the Company sold investment securities to reduce its exposure to higher risk securities in response to changing regulatory capital and liquidity standards.

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” Pre-tax other-than-temporary impairment charges of $10 million, $48 million and $77 million were recognized during 2013, 2012 and 2011, respectively, related to certain privately issued mortgage-backed securities backed by residential and commercial real estate loans. Persistently high unemployment, loan delinquencies and foreclosures that led to a backlog of homes held for sale by financial institutions and others were significant factors contributing to the recognition of the other-than-temporary impairment charges related to the mortgage-backed securities. As noted earlier, substantially all of the privately issued mortgage-backed securities held in the available-for-sale portfolio were sold in the second quarter of 2013. The impairment charges recognized during the past three years predominantly related to a subset of those sold securities. Based on management’s assessment of future cash flows associated with individual investment securities as of December 31, 2013, the Company concluded that the remaining declines associated with the rest of the investment securities portfolio were temporary in nature. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 20 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $2.3 billion in 2013, $628 million in 2012 and $1.5 billion in 2011. Interest-bearing deposits at banks averaged $2.1 billion in 2013, compared with $528 million and $1.2 billion in 2012 and 2011, respectively. Those balances were predominantly due to deposits at the Federal Reserve Bank, resulting largely from Wilmington Trust-related customer deposits. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of liquidity and balance sheet size and resulting capital ratios.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits totaled $63.8 billion in 2013, up from $59.1 billion in 2012 and $52.0 billion in 2011. The Wilmington Trust acquisition added approximately $6.6 billion of core deposits on May 16, 2011. Average core deposits of Wilmington Trust, N.A., including both noninterest-bearing trust deposits and certificates of deposit of $250,000 or less generated on a nationwide basis, were $1.4 billion in 2013, $1.2 billion in 2012 and $630 million in 2011. Excluding the impact of the deposits obtained in the Wilmington Trust acquisition, the growth in core deposits from 2011 to 2013 was due, in part, to the lack of attractive alternative investments available to the Company’s customers resulting from lower interest rates and from the economic environment in the U.S. and higher balances held on behalf of trust customers. The low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have generally increased. Funding provided by core deposits represented 86% of average earning assets in 2013, compared with 84% and 80% in 2012 and 2011, respectively. Table 8 summarizes average core deposits in 2013 and percentage changes in the components of such deposits over the past two years. Core deposits aggregated $65.4 billion and $62.7 billion at December 31, 2013 and 2012, respectively.

Table 8

AVERAGE CORE DEPOSITS

		Percentage Increase (Decrease) from
	2013	2012 to 2013	2011 to 2012
	(In millions)
NOW accounts	$899	8%	15%
Savings deposits	35,711	10	11
Time deposits	3,441	(18)	(14)
Noninterest-bearing deposits	23,721	9	26

Total	$63,772	8%	14%

Additional funding sources for the Company included branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits. Time deposits over $250,000, excluding brokered certificates of deposit, averaged $325 million in 2013, $410 million in 2012 and $491 million in 2011. Cayman Islands office deposits averaged $496 million in 2013, $605 million in 2012 and $779 million in 2011. Average brokered time deposits totaled $279 million in 2013, compared with $741 million in 2012 and $1.1 billion in 2011, and at December 31, 2013 and 2012 totaled $26 million and $462 million, respectively. Brokered time deposits obtained in the acquisition of Wilmington Trust totaled $1.4 billion as of May 16, 2011. The Company also had brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged $1.1 billion in each of 2013 and 2012 and $1.3 billion in 2011. The levels of brokered NOW and brokered money-market deposit accounts reflect the demand for such deposits, largely resulting from the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. The level of Cayman Islands office deposits and brokered deposits are also reflective of customer demand. Additional amounts of such deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks (“FHLBs”), the Federal Reserve Bank and others as sources of funding. Average short-term borrowings totaled $390 million in 2013, $839 million in 2012 and $827 million in 2011. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $284 million, $669 million and $593 million in 2013, 2012 and 2011, respectively. Overnight federal funds borrowings represented the largest component of average short-term borrowings and totaled $169 million at December 31, 2013 and $939 million at December 31, 2012.

Long-term borrowings averaged $4.9 billion in 2013, $5.5 billion in 2012 and $7.0 billion in 2011. Included in average long-term borrowings were amounts borrowed from FHLBs of $30 million in 2013, $768 million in 2012 and $1.9 billion in 2011, and subordinated capital notes of $1.6 billion in 2013 and $2.0 billion in each of 2012 and 2011. On April 15, 2013, $250 million of 4.875% subordinated notes of the Company matured and were redeemed. On July 2, 2012, M&T Bank redeemed $400 million of subordinated capital notes that were due to mature in 2013, as such notes ceased to qualify as regulatory capital during the one-year period before their contractual maturity date. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.2 billion in each of 2013, 2012 and 2011. However, M&T expects to redeem $350 million of 8.50% junior subordinated debentures associated with trust preferred securities in the first quarter of 2014. Additional information regarding junior subordinated debentures, as well as information regarding contractual maturities of long-term borrowings, is provided in note 9 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.4 billion during each of 2013 and 2012, and $1.5 billion during 2011. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates. During the first quarter of 2013, M&T Bank initiated a Bank Note Program whereby M&T Bank may offer up to $5 billion of unsecured senior and subordinated notes. During March 2013, three-year floating rate senior notes due March 2016 were issued for $300 million and five-year 1.45% fixed rate senior notes due March 2018 were issued for $500 million. Average balances of those senior notes in 2013 were $657 million. During January 2014, M&T Bank issued an additional $1.5 billion of senior notes of which $750 million are due in 2017 and

$750 million are due in 2019. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of December 31, 2013, interest rate swap agreements were used to hedge approximately $900 million of fixed rate subordinated notes and $500 million of fixed rate senior notes. Further information on interest rate swap agreements is provided in note 18 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.43% in 2013, compared with 3.48% in each of 2012 and 2011. The yield on the Company’s earning assets declined 19 basis points to 4.03% in 2013 from 4.22% in 2012, while the rate paid on interest-bearing liabilities decreased 14 basis points to .60% in 2013 from .74% in 2012. The yield on earning assets during 2012 decreased 13 basis points from 4.35% in 2011, while the rate paid on interest-bearing liabilities also declined 13 basis points from .87% in 2011. The declines in yields on earning assets and rates on interest-bearing liabilities reflect the impact of actions taken by the Federal Reserve to maintain the target range for the federal funds rate of 0% to .25% and to control the level of interest rates in general.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $26.5 billion in 2013, compared with $23.7 billion in 2012 and $18.5 billion in 2011. The significant increases in average net interest-free funds in 2013 and 2012 were largely the result of higher balances of noninterest-bearing deposits, which averaged $23.7 billion in 2013, $21.8 billion in 2012 and $17.3 billion in 2011. In connection with the Wilmington Trust acquisition, the Company added noninterest-bearing deposits totaling $2.0 billion at the acquisition date. Goodwill and core deposit and other intangible assets averaged $3.6 billion in 2013 and $3.7 billion in each of 2012 and 2011. The cash surrender value of bank owned life insurance averaged $1.6 billion in each of 2013 and 2012, and $1.5 billion in 2011. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .22% in 2013 and .25% in each of 2012 and 2011.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.65% in 2013 and 3.73% in each of 2012 and 2011. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin. In particular, the relatively low interest rate environment continues to exert downward pressure on yields on loans, investment securities and other earning assets.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.4 billion and $900 million at December 31, 2013 and 2012, respectively. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount of the agreements at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. The amounts of hedge ineffectiveness recognized in 2013, 2012 and 2011 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $103 million at December 31, 2013 and $143 million at December 31, 2012. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of December 31, 2013 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $85 million of collateral with the Company. Additional information about swap agreements and the items being hedged is included in note 18 of Notes to Financial Statements. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in table 9.

Table 9

INTEREST RATE SWAP AGREEMENTS

	Year Ended December 31
	2013		2012		2011
	Amount	Rate(a)	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$—	—%	$—	—%	$—	—%
Interest expense	(41,326)	(.09)	(36,368)	(.08)	(37,709)	(.08)

Net interest income/margin	$41,326	.06%	$36,368	.05%	$37,709	.06%

Average notional amount	$1,160,274		$900,000		$900,000
Rate received(b)		5.03%		6.07%		6.07%
Rate paid(b)		1.47%		2.03%		1.88%

(a)	Computed as a percentage of average earning assets or interest-bearing liabilities.

(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during year.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses was $185 million in 2013, compared with $204 million in 2012 and $270 million in 2011. Net loan charge-offs aggregated $183 million in 2013, $186 million in 2012 and $265 million in 2011. Net loan charge-offs as a percentage of average loans outstanding were .28% in 2013, compared with .30% in 2012 and .47% in 2011. While the Company has experienced improvement in its credit quality metrics during the past few years, sluggish economic activity, relatively high unemployment rates, generally depressed real estate valuations and higher than normal levels of delinquencies have significantly affected the credit performance of the Company’s loan portfolios. A summary of the Company’s loan charge-offs, provision and allowance for credit losses is presented in table 10 and in note 5 of Notes to Financial Statements.

Table 10

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allowance for credit losses beginning balance	$925,860	$908,290	$902,941	$878,022	$787,904
Charge-offs during year
Commercial, financial, leasing, etc.	109,329	41,148	55,021	91,650	180,119
Real estate — construction	9,137	27,687	63,529	86,603	127,728
Real estate — mortgage	49,079	58,572	81,691	108,500	95,109
Consumer	85,965	103,348	109,246	125,593	153,506

Total charge-offs	253,510	230,755	309,487	412,346	556,462

Recoveries during year
Commercial, financial, leasing, etc.	11,773	11,375	10,224	26,621	7,999
Real estate — construction	18,800	3,693	5,930	4,975	2,623
Real estate — mortgage	13,718	8,847	10,444	10,954	6,917
Consumer	26,035	20,410	18,238	23,963	25,041

Total recoveries	70,326	44,325	44,836	66,513	42,580

Net charge-offs	183,184	186,430	264,651	345,833	513,882
Provision for credit losses	185,000	204,000	270,000	368,000	604,000
Allowance related to loans sold or securitized	(11,000)	—	—	—	—
Consolidation of loan securitization trusts	—	—	—	2,752	—

Allowance for credit losses ending balance	$916,676	$925,860	$908,290	$902,941	$878,022

Net charge-offs as a percent of:
Provision for credit losses	99.02%	91.39%	98.02%	93.98%	85.08%
Average loans and leases, net of unearned discount	.28%	.30%	.47%	.67%	1.01%
Allowance for credit losses as a percent of loans and leases, net of unearned discount, at year-end	1.43%	1.39%	1.51%	1.74%	1.69%

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of the loans. The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet. The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans obtained in acquisitions subsequent to 2008 was $4.0 billion and $5.8 billion at December 31, 2013 and 2012, respectively. The portion of the nonaccretable balance related to remaining principal losses as well as life-to-date principal losses charged against the nonaccretable balance as of December 31, 2013 and 2012 are presented in table 11. The Company regularly reviews its cash flow projections for acquired loans, including its estimates of lifetime principal losses. During 2013, based on stabilizing economic conditions the Company’s estimates of cash flows expected to be generated by acquired loans increased by $179 million, or approximately 3%. That improvement reflected a lowering of estimated principal losses by approximately $173 million, primarily due to a $160 million decrease in expected principal losses in the acquired commercial real estate portfolios. The increase in projected cash flows, including both the $173 million of principal referred to above and interest payments related thereto, resulted in a $181 million transfer from the nonaccretable balance to the accretable yield. Similarly, in 2012 the estimates of cash flows expected to be generated by acquired loans increased by approximately 2%, or $178 million. That improvement also reflected a lowering of estimated principal losses that amounted to approximately $175 million, largely driven by a $132 million decrease in expected principal losses in the acquired commercial real estate portfolios. Including both the $175 million of principal referred to above and interest payments related thereto, the increases in projected cash flows resulted in a $200 million transfer from the nonaccretable balance to the accretable yield. In the aggregate, approximately $109 million and $45 million of those transfers were recognized as interest income in 2013 and 2012, respectively. The remainder will be recognized as interest income in subsequent years.

Table 11

NONACCRETABLE BALANCE — PRINCIPAL

	Remaining Balance		Life-to-date Charges
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands)
Commercial, financing, leasing, etc.	$31,931	$40,198	$69,772	$63,190
Commercial real estate	110,984	285,681	277,222	262,062
Residential real estate	23,201	36,471	54,177	46,842
Consumer	33,989	50,856	74,039	63,132

Total	$200,105	$413,206	$475,210	$435,226

Nonaccrual loans totaled $874 million or 1.36% of outstanding loans and leases at December 31, 2013, compared with $1.01 billion or 1.52% at December 31, 2012 and $1.10 billion or 1.83% at December 31, 2011. The decline in nonaccrual loans at the end of 2013 as compared with December 31, 2012 and 2011 was largely due to lower commercial loans and commercial real estate loans on nonaccrual status. Since December 31, 2011, additions to nonaccrual loans were more than offset by the impact on such loans from payments received and charge-offs. Nevertheless, conditions in the U.S. economy have continued to result in generally higher levels of nonaccrual loans than historically experienced by the Company.

Accruing loans past due 90 days or more (excluding acquired loans) totaled $369 million or .58% of total loans and leases at December 31, 2013, compared with $358 million or .54% at December 31, 2012 and $288 million or .48% at December 31, 2011. Those loans included loans guaranteed by government-related entities of $298 million, $316 million and $253 million at December 31, 2013, 2012 and 2011, respectively. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities aggregated $255 million at December 31, 2013, $294 million at December 31, 2012 and $241 million at December 31, 2011. The remaining loans in this classification were loans considered to be with creditworthy borrowers that were in the process of collection or renewal. A summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in table 12.

Table 12

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

December 31	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans	$874,156	$1,013,176	$1,097,581	$1,139,740	$1,255,552
Real estate and other foreclosed assets	66,875	104,279	156,592	220,049	94,604

Total nonperforming assets	$941,031	$1,117,455	$1,254,173	$1,359,789	$1,350,156

Accruing loans past due 90 days or more(a)	$368,510	$358,397	$287,876	$250,705	$205,172

Government guaranteed loans included in totals above:
Nonaccrual loans	$63,647	$57,420	$40,529	$39,883	$37,658
Accruing loans past due 90 days or more	297,918	316,403	252,503	207,243	193,495

Renegotiated loans	$257,092	$271,971	$214,379	$233,342	$212,548

Acquired accruing loans past due 90 days or more(b)	$130,162	$166,554	$163,738	$91,022	$55,638

Purchased impaired loans(c):
Outstanding customer balance	$579,975	$828,571	$1,267,762	$219,477	$172,772
Carrying amount	330,792	447,114	653,362	97,019	88,170
Nonaccrual loans to total loans and leases, net of unearned discount	1.36%	1.52%	1.83%	2.19%	2.42%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.47%	1.68%	2.08%	2.60%	2.59%
Accruing loans past due 90 days or more(a) to total loans and leases, net of unearned discount	.58%	.54%	.48%	.48%	.40%

(a)	Excludes acquired loans. Predominantly residential mortgage loans.

(b)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.

(c)	Accruing loans that were impaired at acquisition date and recorded at fair value.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $331 million at December 31, 2013, or .5% of total loans. Purchased impaired loans totaled $447 million at December 31, 2012. The decline in such loans during 2013 was predominantly the result of payments received from customers.

Acquired accruing loans past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Such loans totaled $130 million at December 31, 2013 and $167 million at December 31, 2012.

In an effort to assist borrowers, the Company modified the terms of select loans. If the borrower was experiencing financial difficulty and a concession was granted, the Company considered such modifications as troubled debt restructurings. Loan modifications included such actions as the extension of loan maturity dates and the lowering of interest rates and monthly payments. The objective of the modifications was to increase loan repayments by customers and thereby reduce net charge-offs. In accordance with GAAP, the modified loans are included in impaired loans for purposes of determining the level of the allowance for credit losses. Information about modifications of loans that are considered troubled debt restructurings is included in note 4 of Notes to Financial Statements.

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans totaled $206 million and $167 million at December 31, 2013 and December 31, 2012, respectively.

Net charge-offs of commercial loans and leases were $98 million in 2013, $30 million in 2012 and $45 million in 2011. Reflected in net charge-offs of commercial loans and leases in 2013 were $49 million of charge-offs for a relationship with a motor vehicle-related parts wholesaler. Commercial loans and leases in nonaccrual status aggregated $111 million at December 31, 2013, $152 million at December 31, 2012 and $164 million at December 31, 2011.

Charge-offs of commercial real estate loans, net of recoveries, during 2013, 2012 and 2011 totaled $12 million, $36 million and $77 million, respectively. Reflected in such charge-offs in 2013 were net recoveries of $12 million of loans to residential real estate builders and developers, compared with net charge-offs of $23 million and $55 million in 2012 and 2011, respectively. Commercial real estate loans classified as nonaccrual aggregated $305 million at December 31, 2013, compared with $412 million at December 31, 2012 and $559 million at December 31, 2011. The decrease in such loans from December 31, 2012 to December 31, 2013 was due to lower nonaccrual loans to residential homebuilders and developers. The decline in commercial real estate loans in nonaccrual status from the 2011 year-end to December 31, 2012 was largely attributable to a decrease in loans to residential homebuilders and developers in this category and to the impact of a payoff in 2012’s second quarter of a $58 million construction loan to an owner/operator of retirement and assisted living facilities. At December 31, 2013 and 2012, commercial real estate loans to residential homebuilders and developers classified as nonaccrual aggregated $96 million and $182 million, respectively, compared with $281 million at December 31, 2011. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the year ended December 31, 2013 is presented in table 13.

Table 13

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

	December 31, 2013			Year Ended December 31, 2013
		Nonaccrual		Net Charge-offs (Recoveries)
	Outstanding Balances(a)	Balances	Percent of Outstanding Balances	Balances	Percent of Average Outstanding Balances
	(Dollars in thousands)
New York	$454,014	$7,952	1.75%	$299	.11%
Pennsylvania	115,389	47,288	40.98	583	.32
Mid-Atlantic	496,258	40,518	8.16	(11,623)	(2.06)
Other	242,032	2,319	.96	(838)	(.42)

Total	$1,307,693	$98,077	7.50%	$(11,579)	(.94)%

(a)	Includes approximately $31 million of loans not secured by real estate, of which approximately $2 million are in nonaccrual status.

Residential real estate loan net charge-offs totaled $13 million in 2013, $38 million in 2012 and $52 million in 2011. The lower charge-offs of such loans in 2013 as compared with 2012 reflect lower Alt-A loan charge-offs and generally improved economic conditions. Nonaccrual residential real estate loans at December 31, 2013 totaled $334 million, compared with $345 million and $278 million at December 31, 2012 and 2011, respectively. The increase in residential real estate loans classified as nonaccrual from December 31, 2011 to the 2012 year-end was predominantly related to the addition of $64 million of loans to one customer that are secured by residential real estate. Depressed real estate values and high levels of delinquencies have contributed to the higher than historical levels of residential real estate loans classified as nonaccrual. Net charge-offs of Alt-A loans were $8 million in 2013, $20 million in 2012 and $32 million in 2011. Nonaccrual Alt-A loans aggregated $81 million at December 31, 2013, compared with $96 million and

$105 million at December 31, 2012 and 2011, respectively. Residential real estate loans past due 90 days or more and accruing interest (excluding acquired loans) totaled $295 million, $313 million and $250 million at December 31, 2013, 2012 and 2011, respectively. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the year ended December 31, 2013 is presented in table 14.

Net charge-offs of consumer loans during 2013 were $60 million, compared with $83 million in 2012 and $91 million in 2011. Included in net charge-offs of consumer loans were: automobile loans of $11 million during 2013, $14 million during 2012 and $22 million during 2011; recreational vehicle loans of $15 million, $18 million and $21 million during 2013, 2012 and 2011, respectively; and home equity loans and lines of credit secured by one-to-four family residential properties of $12 million during 2013, $31 million during 2012 and $33 million during 2011. Reflected in net charge-offs of home equity loans and lines of credit in 2013 were $9 million of recoveries of previously charged-off loans related to a portfolio of loans acquired in 2007. Nonaccrual consumer loans totaled $125 million at December 31, 2013, compared with $104 million and $97 million at December 31, 2012 and 2011, respectively. Included in nonaccrual consumer loans at the 2013, 2012 and 2011 year-ends were: automobile loans of $21 million, $25 million and $27 million, respectively; recreational vehicle loans of $12 million, $10 million and $13 million, respectively; and outstanding balances of home equity loans and lines of credit, including junior lien Alt-A loans, of $79 million, $58 million and $47 million, respectively. The increase in nonaccrual home equity loans and lines of credit in 2013 reflects the Company’s ability to now better identify when related senior lien loans not owned or serviced by the Company have a delinquency in payment that results in the home equity loan or line of credit being placed in nonaccrual status. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the year ended December 31, 2013 is presented in table 14.

Table 14

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Year Ended December 31, 2013
	December 31, 2013			Net Charge-offs
		Nonaccrual			Percent of Average Outstanding Balances
	Outstanding Balances	Balances	Percent of Outstanding Balances	Balances
	(Dollars in thousands)
Residential mortgages
New York	$3,636,005	$68,847	1.89%	$1,656	.04%
Pennsylvania	1,199,062	19,159	1.60	1,409	.11
Mid-Atlantic	2,122,428	34,038	1.60	1,458	.06
Other	1,554,328	129,263	8.32	1,224	.06

Total	$8,511,823	$251,307	2.95%	$5,747	.06%

Residential construction loans
New York	$7,098	$135	1.90%	$79	1.15%
Pennsylvania	1,569	267	17.02	—	—
Mid-Atlantic	7,694	35	.45	—	—
Other	17,653	1,061	6.01	(173)	(.90)

Total	$34,014	$1,498	4.40%	$(94)	(.25)%

Alt-A first mortgages
New York	$63,182	$17,693	28.00%	$1,712	2.54%
Pennsylvania	11,489	2,909	25.32	172	1.34
Mid-Atlantic	74,631	11,904	15.95	706	.88
Other	233,082	48,616	20.86	5,057	2.00

Total	$382,384	$81,122	21.21%	$7,647	1.85%

Alt-A junior lien
New York	$1,430	$262	18.32%	$281	17.45%
Pennsylvania	434	35	8.06	(6)	(1.25)
Mid-Atlantic	3,447	276	8.01	4	.12
Other	8,350	841	10.07	1,007	11.26

Total	$13,661	$1,414	10.35%	$1,286	8.87%

First lien home equity loans
New York	$24,862	$2,042	8.21%	$158	.69%
Pennsylvania	80,445	2,620	3.26	313	.35
Mid-Atlantic	99,834	624	.63	52	.05
Other.	2,913	66	2.27	—	—

Total	$208,054	$5,352	2.57%	$523	.25%

First lien home equity lines
New York	$1,392,002	$10,870	.78%	$1,435	.12%
Pennsylvania	844,966	5,835	.69	636	.08
Mid-Atlantic	881,500	3,864	.44	389	.05
Other	31,921	1,610	5.04	100	.40

Total	$3,150,389	$22,179	.70%	$2,560	.10%

Junior lien home equity loans
New York	$19,432	$2,614	13.45%	$595	2.01%
Pennsylvania	23,330	828	3.55	401	1.14
Mid-Atlantic	77,410	1,541	1.99	863	.80
Other	9,714	164	1.69	(37)	(.32)

Total	$129,886	$5,147	3.96%	$1,822	.99%

Junior lien home equity lines
New York	$960,360	$29,627	3.08%	$3,133	.26%
Pennsylvania	391,383	3,563	.91	648	.14
Mid-Atlantic	1,198,860	8,438	.70	2,023	.15
Other	69,196	2,796	4.04	(271)	(.33)

Total	$2,619,799	$44,424	1.70%	$5,533	.18%

Information about past due and nonaccrual loans as of December 31, 2013 is also included in note 4 of Notes to Financial Statements.

Real estate and other foreclosed assets totaled $67 million at December 31, 2013, compared with $104 million at December 31, 2012 and $157 million at December 31, 2011. The decline in real estate and other foreclosed assets during 2013 and 2012 reflects sales of such assets. No significant gains or losses occurred as a result of those sales. At December 31, 2013, the Company’s holding of residential real estate-related properties comprised approximately 75% of foreclosed assets.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of December 31, 2013 in light of: (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company. While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the slowly strengthening housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 60% of the Company’s loans are to customers in New York State and Pennsylvania).

The Company utilizes a loan grading system which is applied to all commercial and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Criticized commercial loans and commercial real estate loans were $1.8 billion at December 31, 2013, compared with $2.4 billion at December 31, 2012. Loan officers with the support of loan review personnel in different geographic locations are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective geographic regions. On a quarterly basis, the Company’s centralized loan review department reviews all criticized commercial and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. At December 31, 2013 approximately 55% of the Company’s home equity portfolio consisted of first lien loans and lines of credit. Of the remaining junior lien loans in the portfolio, approximately 75% (or approximately 34% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company. To the extent known by the Company, if a senior lien loan, would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. At December 31, 2013, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $30 million, compared with $7 million at December 31, 2012 when such determination was based only on the status of related senior lien loans that were owned or serviced by the Company. At December 31, 2013, approximately $22 million of the $30 million referred to above related to loans where the senior lien loan was not owned or serviced by the Company. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. Additionally, the Company generally evaluates home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. In determining the amount of such charge-offs, if the Company does not know the precise amount of the remaining first lien mortgage loan (typically because the Company does not own or service the first lien loan), the Company assumes that the first lien mortgage loan has had no principal amortization since the origination of the junior lien loan. Similarly, data used in estimating incurred losses for purposes of determining the allowance for credit losses also assumes no reductions in outstanding principal of first lien loans since the origination of the junior lien loan. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At December 31, 2013, approximately 95% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 21% were making contractually allowed payments that do not include any repayment of principal.

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

The inherent base level loss components of the Company’s allowance for credit losses are generally determined by applying loss factors to specific loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. The Company utilizes a loan grading system which is applied to all commercial loans and commercial real estate loans. As previously described, loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also extensively monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards. Loan balances utilized in the inherent base level loss component computations exclude loans and leases for which specific allocations are maintained. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, financial condition, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. In determining the allowance for credit losses, management also gives consideration to such factors as customer, industry and geographic concentrations as well as national and local economic conditions including: (i) the comparatively poorer economic conditions and unfavorable business climate in many market regions served by the Company, including upstate New York and central Pennsylvania, that result in such regions generally experiencing significantly poorer economic growth and vitality as compared with much of the rest of the country; (ii) portfolio concentrations regarding loan type, collateral type and geographic location, in particular, the large concentrations of commercial real estate loans serviced by properties in the New York

City metropolitan area and other areas of New York State; and (iii) additional risk associated with the Company’s portfolio of consumer loans, in particular automobile loans and leases, which generally have higher rates of loss than other types of collateralized loans.

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

In evaluating collateral, the Company relies extensively on internally and externally prepared valuations. Residential real estate valuations are usually based on sales of comparable properties in the respective location. Commercial real estate valuations also refer to sales of comparable properties but oftentimes are based on calculations that utilize many assumptions and, as a result, can be highly subjective. Specifically, commercial real estate values can be significantly affected over relatively short periods of time by changes in business climate, economic conditions and interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Additionally, management is aware that there is oftentimes a delay in the recognition of credit quality changes in loans and, as a result, in changes to assigned loan grades due to time delays in the manifestation and reporting of underlying events that impact credit quality. Accordingly, loss estimates derived from the inherent base level loss component computation are adjusted for current national and local economic conditions and trends. Economic indicators in the most significant market regions served by the Company continued to improve modestly in 2013 but remained generally below pre-recession levels. For example, during 2013, private sector employment in most market areas served by the Company rose by 1.4%, trailing the 2.0% U.S. average. Private sector employment in 2013 increased 0.8% in upstate New York, 1.3% in areas of Pennsylvania served by the Company, 1.6% in Maryland, 1.4% in Greater Washington D.C. and 2.2% in the State of Delaware. In New York City, private sector employment increased by 2.4% in 2013, however, unemployment rates there remain elevated and are expected to continue at above historical levels during 2014. At the end of 2013 there remained significant concerns about the pace of national economic recovery from the recession, high unemployment, real estate valuations, high levels of consumer indebtedness, volatile energy prices, federal fiscal policy and emerging markets growth prospects that weigh on the global economic outlook. Those factors are expected to act as headwinds for the national economy in 2014.

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

A comparative allocation of the allowance for credit losses for each of the past five year-ends is presented in table 15. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodology described herein. Variations in the allocation of the allowance by loan category as a percentage of those loans reflect changes in management’s estimate of specific loss components and inherent base level loss components, including the impact of delinquencies and nonaccrual loans. As described in note 5 of Notes to Financial Statements, loans considered impaired were $889 million and $1.1 billion at December 31, 2013 and December 31, 2012, respectively. The allocated portion of the allowance for credit losses related to impaired loans totaled $93 million at December 31, 2013 and $133 million at December 31, 2012. The unallocated portion of the allowance for credit losses was equal to .12% and ..11% of gross loans outstanding at December 31, 2013 and 2012, respectively. Given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management deliberately remained cautious and conservative in establishing the overall allowance for credit losses. Given the Company’s high concentration of real estate loans and considering the other factors already discussed herein, management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Furthermore, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category. Additional information about the allowance for credit losses is included in note 5 of Notes to Financial Statements.

Table 15

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

December 31	2013	2012	2011	2010	2009
	(Dollars in thousands)
Commercial, financial, leasing, etc.	$273,383	$246,759	$234,022	$212,579	$219,170
Real estate	403,634	425,908	459,552	486,913	451,352
Consumer	164,644	179,418	143,121	133,067	137,124
Unallocated	75,015	73,775	71,595	70,382	70,376

Total	$916,676	$925,860	$908,290	$902,941	$878,022

As a Percentage of Gross Loans and Leases Outstanding
Commercial, financial, leasing, etc.	1.45%	1.37%	1.47%	1.56%	1.59%
Real estate	1.15	1.14	1.42	1.79	1.70
Consumer	1.60	1.55	1.19	1.16	1.14

Management believes that the allowance for credit losses at December 31, 2013 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $917 million or 1.43% of total loans and leases at December 31, 2013, compared with $926 million or 1.39% at December 31, 2012 and $908 million or 1.51% at December 31, 2011. The ratio of the allowance to total loans and leases at each respective year-end reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value based on estimated future cash flows expected to be received on those loans. Those cash flows reflect the impact of expected defaults on customer repayment performance. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value. During the third quarter of 2013, the allowance for credit losses was reduced by $11 million as a result of the $1.4 billion automobile loan securitization previously noted. The increase in the ratio of the allowance to total loans and leases from the 2012 year-end to December 31, 2013 was largely due to the automobile loan securitization and the securitization of $1.3 billion of FHA guaranteed residential real estate loans. The decline in the ratio of the allowance to total loans and leases from December 31, 2011 to the 2012 year end reflects the impact of newly originated loans for which significant losses had not been incurred as of December 31, 2012 as well as improvement in the levels of criticized and nonaccrual loans. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolios also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance to nonaccrual loans at the end of 2013, 2012 and 2011 was 105%, 91% and 83%, respectively. Given the Company’s position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

In establishing the allowance for credit losses, management follows the methodology described herein, including taking a conservative view of borrowers’ abilities to repay loans. The establishment of the allowance is extremely subjective and requires management to make many judgments about borrower, industry, regional and national economic health and performance. In order to present examples of the possible impact on the allowance from certain changes in credit quality factors, the Company assumed the following scenarios for possible deterioration of credit quality:

—	For consumer loans and leases considered smaller balance homogenous loans and evaluated collectively, a 50 basis point increase in loss factors;
—

For residential real estate loans and home equity loans and lines of credit, also considered smaller balance homogenous loans and evaluated collectively, a 25% increase in estimated inherent losses; and

—	For commercial loans and commercial real estate loans, a migration of loans to lower-ranked risk grades resulting in a 25% increase in the balance of classified credits in each risk grade.

For possible improvement in credit quality factors, the scenarios assumed were:

—	For consumer loans and leases, a 20 basis point decrease in loss factors;
—	For residential real estate loans and home equity loans and lines of credit, a 10% decrease in estimated inherent losses; and
—	For commercial loans and commercial real estate loans, a migration of loans to higher-ranked risk grades resulting in a 5% decrease in the balance of classified credits in each risk grade.

The scenario analyses resulted in an additional $75 million that could be identifiable under the assumptions for credit deterioration, whereas under the assumptions for credit improvement a $25 million reduction could occur. These examples are only a few of numerous reasonably possible scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses based on changes in assumptions and other factors.

Investor-owned commercial real estate loans secured by retail properties in the New York City metropolitan area represented 3% of loans outstanding at December 31, 2013. The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2013. Outstanding loans to foreign borrowers were $192 million at December 31, 2013, or .3% of total loans and leases.

Other Income

Other income totaled $1.87 billion in 2013, up 12% from $1.67 billion in 2012. Reflected in such income were net gains and losses on investment securities (including other-than-temporary impairment losses), which totaled to a net gain of $47 million in 2013 and to a net loss of $48 million in 2012. Also reflected in noninterest income in 2013 were gains from securitization activities of $63 million. Excluding the specific items mentioned above, noninterest income was $1.76 billion in 2013, up $40 million from $1.72 billion in 2012. Higher trust, brokerage services and credit card interchange income in 2013 was partially offset by lower mortgage banking revenues.

Other income in 2012 was 5% higher than the $1.58 billion earned in 2011. As noted above, reflected in other income in 2012 were net losses from bank investment securities of $48 million, compared with net gains of $73 million in 2011. Excluding the impact of securities gains and losses from both years, as well as the $55 million CDO litigation settlement and the $65 million gain recognized on the acquisition of Wilmington Trust in 2011, other income of $1.72 billion in 2012 was up $325 million from $1.39 billion in 2011. The predominant contributors to that rise in noninterest income were higher levels of mortgage banking revenues and trust income, the latter reflecting the full-year impact of the acquisition of Wilmington Trust.

Mortgage banking revenues totaled $331 million in 2013, $349 million in 2012 and $166 million in 2011. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $251 million in 2013, $264 million in 2012 and $103 million in 2011. The decline in residential mortgage banking revenues from 2012 to 2013 was due to narrower margins on loans originated for sale. The significantly higher level of residential mortgage banking revenues in 2012 as compared with 2011 resulted from increased volumes of loans originated for sale and wider margins related to such loans. Those higher volumes reflected increased refinancing activities by consumers in light of the low interest rate environment and included the impact of the Company’s involvement in the U.S. government’s Home Affordable Refinance Program (“HARP 2.0”), which allows homeowners to refinance their Fannie Mae or Freddie Mac mortgages when the value of their home has fallen such that they have little or no equity. The HARP 2.0 program was set to expire December 31, 2013, but was extended and will now be available to borrowers through December 31, 2015. Nevertheless, volumes associated with that program have curtailed as mortgage loan interest rates have risen and following the significant re-financing activity that has already taken place.

New commitments to originate residential real estate loans to be sold totaled approximately $5.6 billion in 2013, compared with $5.1 billion in 2012 and $1.9 billion in 2011. Included in those commitments to originate residential real estate loans to be sold were HARP 2.0 commitments of $1.1 billion in 2013 and $1.8 billion in 2012. The HARP 2.0 program began in December 2011. Realized gains from sales of residential real estate loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase real estate loans originated for sale) and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $123 million in 2013, compared with gains of $157 million in 2012 and $17 million in 2011.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues during 2013, 2012 and 2011 were reduced by approximately $17 million, $28 million and $23 million, respectively, related to the actual or anticipated settlement of repurchase obligations.

For much of 2011 and 2012, the Company originated certain residential real estate loans to be held in its loan portfolio, rather than selling such loans. The retained loans conformed to Fannie Mae and Freddie Mac underwriting guidelines. Retaining those residential real estate loans offset the impact of the declining investment securities portfolio resulting from maturities and pay-downs of residential mortgage-backed securities while providing high quality assets earning a reasonable yield. The decision to retain for portfolio the majority of such loans originated rather than selling them resulted in a reduction of residential mortgage banking revenues of approximately $53 million and $27 million in 2012 and 2011, respectively. Due to the significant growth in the Company’s residential real estate loan portfolio and the pending Hudson City acquisition, beginning in September 2012 the majority of the Company’s commitments are to originate residential real estate loans for sale.

Loans held for sale that are secured by residential real estate totaled $401 million and $1.2 billion at December 31, 2013 and 2012, respectively. Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates were $725 million and $470 million, respectively, at December 31, 2013, $2.3 billion and $1.6 billion, respectively, at December 31, 2012 and $296 million and $182 million, respectively, at December 31, 2011. Net unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $20 million and $83 million at December 31, 2013 and 2012, respectively, and $6 million at December 31, 2011. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in net decreases in revenue of $63 million and $4 million in 2013 and 2011, respectively, and a net increase in revenue of $77 million in 2012.

Revenues from servicing residential real estate loans for others were $128 million in 2013, up from $107 million in 2012 and $86 million in 2011. Residential real estate loans serviced for others totaled $72.4 billion at December 31, 2013, $35.9 billion a year earlier and $40.7 billion at December 31, 2011, including certain small-balance commercial real estate loans of approximately $3.2 billion, $3.8 billion and $4.4 billion at December 31, 2013, 2012 and 2011, respectively. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $46.6 billion, $12.5 billion and $14.3 billion at December 31, 2013, 2012 and 2011, respectively. Included in residential real estate loans sub-serviced for others were loans sub-serviced for affiliates of BLG of $45.6 billion, $11.4 billion and $13.1 billion at December 31, 2013, 2012, and 2011, respectively. During the third quarter of 2013, the Company added approximately $38 billion of residential real estate loans to its portfolio of loans sub-serviced for affiliates of BLG. That additional sub-servicing added approximately $20 million of revenue in 2013. On September 30, 2011, the Company purchased servicing rights associated with residential real estate loans having an outstanding principal balance of approximately $6.7 billion. Approximately $15 million, $19 million and $5 million of servicing fees related to that portfolio of loans were included in mortgage banking revenues during 2013, 2012 and 2011, respectively. Capitalized residential mortgage servicing assets, net of any applicable valuation allowance for possible impairment, totaled $129 million at December 31, 2013, compared with $108 million and $145 million at December 31, 2012 and 2011, respectively. Included in capitalized residential mortgage servicing assets noted above were purchased servicing rights associated with the small-balance commercial real estate loans. Additional information about the Company’s capitalized residential mortgage servicing assets, including information about the calculation of estimated fair value, is presented in note 7 of Notes to Financial Statements.

Commercial mortgage banking revenues were $80 million in 2013, $85 million in 2012 and $63 million in 2011. Included in such amounts were revenues from loan origination and sales activities of $48 million in 2013, $59 million in 2012 and $41 million in 2011. Commercial real estate loans originated for sale to other investors totaled approximately $1.9 billion in 2013, compared with $2.5 billion in 2012 and $1.5 billion in 2011. Loan servicing revenues totaled $32 million in 2013, $26 million in 2012 and $22 million in 2011. Capitalized commercial mortgage servicing assets aggregated $72 million at December 31, 2013, $60 million at December 31, 2012 and $51 million at December 31, 2011. Commercial real estate loans serviced for other investors totaled $11.4 billion, $10.6 billion and $9.0 billion at December 31, 2013, 2012 and 2011, respectively, and included $2.3 billion, $2.0 billion and $1.8 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $130 million and $62 million, respectively, at December 31, 2013, $340 million and $140 million, respectively, at December 31, 2012 and $339 million and $178 million, respectively, at December 31, 2011. Commercial real estate loans held for sale totaled $68 million, $200 million and $161 million at December 31, 2013, 2012 and 2011, respectively.

Service charges on deposit accounts were $447 million in each of 2013 and 2012. Deposit account service charges in 2011 were $455 million. The decline from 2011 to 2012 reflected new regulations that were enacted as part of the Dodd-Frank Act related to limiting debit card interchange fees that financial institutions are able to assess. Those regulations were effective October 1, 2011. The Company estimates that the impact of that change resulted in a reduction of service charges on deposit accounts of approximately $75 million and $17 million in 2012 and 2011, respectively. Partially offsetting the impact of those new regulations in 2012 was the full-year impact of service charges on deposit accounts obtained in the Wilmington Trust acquisition.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. Many ICS clients are multinational corporations and institutions. The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Trust income increased 5% in 2013 to $496 million from $472 million in 2012. During 2011, trust income totaled $332 million. The increase in such income from 2012 to 2013 was largely due to higher fees from the WAS business. The significant rise in trust income from 2011 to 2012 was due to the full-year impact in 2012 of the May 2011 Wilmington Trust acquisition. Adversely impacting trust income in 2013, 2012 and 2011 were fee waivers by the Company in order to enable proprietary money-market funds to pay customers a yield on their investments in such funds. Those waived fees were approximately $70 million in 2013, $57 million in 2012 and $33 million in 2011. Revenues associated with the ICS and WAS business in 2013 were $234 million and $214 million, respectively. Prior to 2013, certain other trust operations of the Company were not combined with the respective ICS and WAS activities. Trust income attributable to the ICS business was approximately $193 million in 2012 and $119 million in 2011. Revenues attributable to WAS were approximately $153 million and $87 million in 2012 and 2011, respectively. Total trust assets, which include assets under management and assets under administration, aggregated $266.1 billion at December 31, 2013, compared with $255.9 billion at December 31, 2012. Trust assets under management were $65.1 billion and $61.5 billion at December 31, 2013 and 2012, respectively. In addition to the asset amounts noted above, trust assets under management of affiliates totaled $17.1 billion and $15.4 billion at December 31, 2013 and 2012, respectively. The Company’s proprietary mutual funds had assets of $12.7 billion and $13.9 billion at December 31, 2013 and 2012, respectively.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $66 million in 2013, $59 million in 2012 and $56 million in 2011. The improvement from 2012 to 2013 reflects higher sales of annuity products, while the rise from 2011 to 2012 was due to higher revenues earned from the sale of mutual funds. Trading account and foreign exchange activity resulted in gains of $41 million in 2013, $36 million in 2012 and $27 million in 2011. The rise in such gains in 2013 as compared with 2012 was largely due to increased new volumes of interest rate swap agreement transactions executed on behalf of commercial customers. The higher gains in 2012 as compared 2011 were due to increased market values of trading account assets held in connection with deferred compensation arrangements and to higher new volumes of interest rate swap agreement transactions executed on behalf of commercial customers. The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 18 of Notes to Financial Statements and herein under the heading “Liquidity, Market Risk, and Interest Rate Sensitivity.”

Including other-than-temporary impairment losses, the Company recognized net gains on investment securities of $47 million and $73 million during 2013 and 2011, respectively, compared with net losses of $48 million in 2012. During 2013, the Company sold its holdings of Visa Class B shares for a gain of approximately $90 million and its holdings of MasterCard Class B shares for a gain of $13 million. The shares of Visa and MasterCard were sold as a result of favorable market conditions and to enhance the Company’s capital and liquidity. In addition, the Company sold substantially all of its privately issued MBS held in the available-for-sale investment securities portfolio. In total, $1.0 billion of such securities were sold for a net loss of approximately $46 million. The MBS were sold to reduce the Company’s exposure to such relatively higher risk securities in favor of lower risk Ginnie Mae securities in response to changing regulatory capital and liquidity standards. During 2011, the Company realized gains of $150 million from the sale of investment securities available for sale, predominantly residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, CDOs and trust preferred securities, having an amortized cost of $1.75 billion. Realized gains and losses from sales of investment securities were not significant in 2012. Other-than-temporary impairment charges of $10 million, $48 million and $77 million were recorded in 2013, 2012 and 2011, respectively. The charges related to certain privately issued CMOs backed by residential and commercial real estate loans. Each reporting period the Company reviews its investment securities for other-than-temporary impairment. For equity securities, the Company considers various factors to determine if the decline in value is other than temporary, including the duration and extent of the decline in value, the factors contributing to the decline in fair value, including the financial condition of the issuer as well as the conditions of the industry in which it operates, and the prospects for a recovery in fair value of the equity security. For debt securities, the Company analyzes the creditworthiness of the issuer or reviews the credit performance of the underlying collateral supporting the bond. For debt securities backed by pools of loans, such as privately issued mortgage-backed securities, the Company estimates the cash flows of the underlying loan collateral using forward-looking assumptions of default rates, loss severities and prepayment speeds. Estimated collateral cash flows are then utilized to estimate bond-specific cash flows to determine the ultimate collectibility of the bond. If the present value of the cash flows indicates that the Company should not expect to recover the entire amortized cost basis of a bond or if the Company intends to sell the bond or it more likely than not will be required to sell the bond before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized. If an other-than-temporary impairment loss is deemed to have occurred, the investment security’s cost basis is adjusted, as appropriate for the circumstances. Additional information about other-than-temporary impairment losses is included herein under the heading “Capital.”

M&T’s share of the operating losses of BLG was $16 million in 2013, compared with $22 million and $24 million in 2012 and 2011, respectively. The operating losses of BLG in the respective years resulted from disruptions in the residential and commercial real estate markets and reflected provisions for losses associated with securitized loans and other loans held by BLG and loan servicing and other administrative costs. Under GAAP, such losses are required to be recognized by BLG despite the fact that many of the securitized loan losses will ultimately be borne by the underlying third party bond-holders. As these loan losses are realized through later foreclosure and still later sale of real estate collateral, the underlying bonds will ultimately be charged-down resulting in BLG’s future recognition of debt extinguishment gains. The timing of such debt extinguishment is difficult to predict and given ongoing loan loss provisioning, it is not possible to project when BLG will return to profitability. As a result of credit and liquidity disruptions, BLG ceased its originations of small-balance commercial real estate loans in 2008. However, as a result of past securitization activities, BLG is entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings from its core mortgage activities. To this point, BLG’s affiliates have largely reinvested their earnings to generate additional servicing and asset management activities, further contributing to the value of those affiliates. During the fourth quarter of 2011, the Company recognized a $79 million other-than-temporary impairment charge related to M&T’s 20% investment in BLG. While the small business commercial real estate securitization market that BLG previously operated in continues to be stagnant, its affiliated asset management and loan servicing operations continue to grow and perform well. BLG is entitled to receive, if and when made, cash distributions from affiliates, a portion of which is contractually required to be distributed to M&T. Nevertheless, in consideration of the passage of time since M&T’s original investment in BLG in 2007, the prospects of ongoing loan losses at BLG and the inability to accurately predict the timing of potential distributions to M&T, management concluded that the investment was other-than-temporarily impaired and wrote it down to its estimated fair value of $115 million. The impairment charge of $79 million was recorded in “other costs of operations” in 2011. The Company believes that the value of its investment in BLG as of December 31, 2013 has not changed significantly from when the impairment charge was recognized and that no additional other-than-temporary impairment charge is required. Information about the Company’s relationship with BLG and its affiliates is included in note 24 of Notes to Financial Statements.

Other revenues from operations aggregated $454 million in 2013, compared with $374 million in 2012. Reflected in such revenues in 2013 were gains from securitization transactions, which totaled $63 million. During 2013, the Company securitized approximately $1.3 billion of one-to-four family residential real estate loans held in the Company’s loan portfolio in guaranteed mortgage securitizations with Ginnie Mae and recognized gains of $42 million. In addition, during the third quarter of 2013 the Company securitized and sold approximately $1.4 billion of automobile loans held in its loan portfolio, resulting in a gain of $21 million. The Company securitized those loans to improve its regulatory capital ratios and strengthen its liquidity and risk profile as a result of changing regulatory requirements. Other revenues from operations were $497 million in 2011. Reflected in other revenues from operations in that year were the $65 million gain realized on the acquisition of Wilmington Trust and the $55 million CDO litigation settlement. Excluding those two items, other revenues from operations were little changed in 2012 as compared with 2011, but nevertheless reflected higher merchant discount and credit card fees in 2012 offset by a decline in gains from the sale of previously leased equipment.

Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees were $132 million, $127 million and $130 million in 2013, 2012 and 2011, respectively. Tax-exempt income earned from bank owned life insurance totaled $56 million in 2013 and $51 million in each of 2012 and 2011. Such income includes increases in cash surrender value of life insurance policies and benefits received. Revenues from merchant discount and credit card fees were $84 million in 2013, $77 million in 2012 and $60 million in 2011. The higher revenues in 2013 as compared with 2012 and in 2012 as compared with 2011 were largely attributable to increased transaction volumes related to merchant activity and usage of the Company’s credit card products. Insurance-related sales commissions and other revenues totaled $42 million in 2013, compared with $44 million in 2012 and $40 million in 2011. Automated teller machine usage fees aggregated $17 million in 2013 and $19 million in each of 2012 and 2011.

Other Expense

Other expense totaled $2.64 billion in 2013, compared with $2.51 billion in 2012 and $2.48 billion in 2011. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $47 million, $61 million and $62 million in 2013, 2012 and 2011, respectively, and merger-related expenses of $12 million in 2013, $10 million in 2012 and $84 million in 2011. Exclusive of those nonoperating expenses, noninterest operating expenses aggregated $2.58 billion in 2013, $2.44 billion in 2012 and $2.33 billion in 2011. The rise in such expenses in 2013 as compared with 2012 was largely attributable to higher costs for professional services and salaries, partially offset by lower FDIC assessments and the reversal of the $26 million accrual for a contingent compensation obligation at Wilmington Trust that expired. In addition, the Company reached a legal settlement of a previously disclosed lawsuit (i.e. Mennen, et al v. Mennen, Wilmington Trust Company, et al) related to issues that were alleged to occur at Wilmington Trust Company prior to its acquisition by M&T that led to a $40 million increase in the Company’s reserve for litigation as of December 31, 2013. The increase in noninterest operating expenses in 2012 as compared with 2011 was largely attributable to the full-year impact of the operations obtained in the Wilmington Trust acquisition. Reflected in 2011 noninterest operating expenses was the previously discussed $79 million impairment charge related to BLG.

Salaries and employee benefits expense in 2013 totaled $1.36 billion, compared with $1.31 billion and $1.20 billion in 2012 and 2011, respectively. The increase in such expenses in 2013 from 2012 was predominantly due to higher salaries expenses that reflect an increase in the Company’s loan servicing capacity to accommodate the sub-servicing arrangements entered into during 2013 and costs related to BSA/AML compliance, capital planning and stress testing, risk management and other operational initiatives. Those factors were partially offset by lower pension-related costs. The higher expense level in 2012 as compared with 2011 reflects the full-year impact of the operations obtained in the acquisition of Wilmington Trust. Also contributing to the higher expense level in 2012 were increased incentive compensation costs and expenses related to pension and postretirement benefits. Stock-based compensation totaled $55 million in 2013, $57 million in 2012 and $56 million in 2011. The number of full-time equivalent employees was 15,368 at December 31, 2013, compared with 14,404 and 15,072 at December 31, 2012 and 2011, respectively.

The Company provides pension and other postretirement benefits (including a retirement savings plan) for its employees. Expenses related to such benefits totaled $87 million in 2013, $105 million in 2012 and $86 million in 2011. The Company sponsors both defined benefit and defined contribution pension plans. Pension benefit expense for those plans was $53 million in each of 2013 and 2011, and $69 million in 2012. Included in those amounts are $21 million in 2013, $17 million in 2012 and $13 million in 2011 for a defined contribution pension plan that the Company began on January 1, 2006. The decline in pension and other postretirement benefits expense in 2013 as compared with 2012 reflects the impact on the qualified defined benefit pension plan of favorable investment returns and higher balances of invested assets. The Company made a $200 million contribution to that plan in the third quarter of 2012. The rise in pension and other postretirement benefits expense in 2012 as compared with 2011 was largely reflective of a $17 million increase in amortization of actuarial losses accumulated in the defined benefit pension plans. The determination of pension expense and the recognition of net pension assets and liabilities for defined benefit pension plans requires management to make various assumptions that can significantly impact the actuarial calculations related thereto. Those assumptions include the expected long-term rate of return on plan assets, the rate of increase in future compensation levels and the discount rate. Changes in any of those assumptions will impact the Company’s pension expense. The expected long-term rate of return assumption is determined by taking into consideration asset allocations, historical returns on the types of assets held and current economic factors. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. The discount rate used by the Company to determine the present value of the Company’s future benefit obligations reflects specific market yields for a hypothetical portfolio of highly rated corporate bonds that would produce cash flows similar to the Company’s benefit plan obligations and the level of market interest rates in general as of the year-end. Other factors used to estimate the projected benefit obligations include actuarial assumptions for mortality rate, turnover rate, retirement age and disability rate. Those other factors do not tend to change significantly over time. The Company reviews its pension plan assumptions annually to ensure that such assumptions are reasonable and adjusts those assumptions, as necessary, to reflect changes in future expectations. The Company utilizes actuaries and others to aid in that assessment.

The Company’s 2013 pension expense for its defined benefit plans was determined using the following assumptions: a long-term rate of return on assets of 6.50%; a rate of future compensation increase of 4.50%; and a discount rate of 3.75%. To demonstrate the sensitivity of pension expense to changes in the Company’s pension plan assumptions, 25 basis point increases in: the rate of return on plan assets would have resulted in a decrease in pension expense of $3 million; the rate of increase in compensation would have resulted in an increase in pension expense of $400,000; and the discount rate would have resulted in a decrease in pension expense of $6 million. Decreases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentence. The accounting guidance for defined benefit pension plans reflects the long-term nature of benefit obligations and the investment horizon of plan assets, and has the effect of reducing expense volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments, in addition to various gains and losses resulting from changes in assumptions and investment returns which are different from that which was assumed. As of December 31, 2013, the Company had cumulative unrecognized actuarial losses of approximately $191 million that could result in an increase in the Company’s future pension expense depending on several factors, including whether such losses at each measurement date exceed ten percent of the greater of the projected benefit obligation or the market-related value of plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net unrealized losses had the effect of increasing the Company’s pension expense by approximately $41 million in 2013, $37 million in 2012 and $21 million in 2011.

GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit cost, are to be recognized as a component of other comprehensive income. As of December 31, 2013, the combined benefit obligations of the Company’s defined benefit postretirement plans exceeded the fair value of the assets of such plans by approximately $38 million. Of that amount, $178 million was related to the non-qualified pension and other postretirement benefit plans that are generally not funded until benefits are paid. In the Company’s qualified defined benefit pension plan, the fair value of assets exceeded the projected benefit obligation by approximately $140 million as of December 31, 2013. At the prior year-end, the projected benefit obligation exceeded the fair value of that plan’s assets by approximately $105 million. The main factors contributing to that improvement in the funded status were the increase in the discount rate used to measure the projected benefit obligation to 4.75% at December 31, 2013 from 3.75% at December 31, 2012 and better than expected returns on plan assets. The Company was required to have a net pension and postretirement benefit liability for the non-qualified pension and other postretirement benefit plans that was equal to $178 million and a net prepaid asset for the qualified pension plan that was equal to $140 million at December 31, 2013. Accordingly, as of December 31, 2013 the Company recorded an additional postretirement benefit adjustment of $162 million. After applicable tax effect, that additional adjustment reduced accumulated other comprehensive income (and thereby shareholders’ equity) by $98 million. The result of this was a year-over-year decrease of $294 million to the additional minimum postretirement benefit liability from the $455 million recorded at December 31, 2012. After applicable tax effect, the $294 million decrease in the additional required liability adjustment increased accumulated other comprehensive income in 2013 by $179 million from the prior year-end amount of $277 million. The main factors contributing to the change in the minimum liability from December 31, 2012 were the impact of actual experience during 2013 that differed from the actuarial assumptions used and from changes in those assumptions. As previously noted, gains were realized from higher than expected investment returns in 2013 in addition to gains realized in the remeasurement of the benefit obligations that resulted from an increase in the discount rate used in that measurement. In determining the benefit obligation for defined benefit postretirement plans the Company used a discount rate of 4.75% at December 31, 2013 and 3.75% at December 31, 2012. A 25 basis point decrease in the assumed discount rate as of December 31, 2013 to 4.50% would have resulted in increases in the combined benefit obligations of all defined benefit postretirement plans (including pension and other plans) of $53 million. Under that scenario, the minimum postretirement liability adjustment at December 31, 2013 would have been $215 million, rather than the $162 million that was actually recorded, and the corresponding after tax-effect charge to accumulated other comprehensive income at December 31, 2013 would have been $131 million, rather than the $98 million that was actually recorded. A 25 basis point increase in the assumed discount rate to 5.00% would have decreased the combined benefit obligations of all defined benefit postretirement plans by $51 million. Under this latter scenario, the aggregate minimum liability adjustment at December 31, 2013 would have been $111 million rather than the $162 million actually recorded and the corresponding after tax-effect charge to accumulated other comprehensive income would have been $67 million rather than $98 million. The Company was not required to make any contributions to its qualified defined benefit pension plan in 2013, 2012 or 2011. However, during 2012 and 2011 the Company elected to make cash contributions of $200 million and $70 million, respectively. The Company did not make any contributions to its qualified defined benefit pension plan in 2013. Information about the Company’s pension plans, including significant assumptions utilized in completing actuarial calculations for the plans, is included in note 12 of Notes to Financial Statements.

The Company also provides a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. RSP expense totaled $32 million in 2013, $31 million in 2012 and $28 million in 2011.

Expenses associated with the defined benefit and defined contribution pension plans and the RSP totaled $85 million in 2013, $100 million in 2012 and $81 million in 2011. Expenses associated with providing medical and other postretirement benefits were $2 million in 2013, $5 million in 2012 and $4 million in 2011.

Excluding the nonoperating expense items already noted, nonpersonnel operating expenses totaled $1.22 billion in 2013, compared with $1.13 billion in 2012. That higher level of such expenses was predominantly the result of increased costs for professional services, reflecting the Company’s investments in BSA/AML compliance, capital planning and stress testing, risk management, and operational initiatives, and the previously noted increase in the legal settlement accrual. Those higher expenses were partially offset by lower FDIC assessments and the previously noted reversal of the contingent compensation accrual related to Wilmington Trust. Nonpersonnel operating expenses were $1.14 billion in 2011. Higher expenses in 2012 related to the full-year impact of the operations obtained in the acquisition of Wilmington Trust and professional services were predominantly offset by the impairment charge related to BLG and higher charitable contributions in 2011.

Income Taxes

The provision for income taxes was $579 million in 2013, compared with $523 million in 2012 and $365 million in 2011. The effective tax rates were 33.7% in each of 2013 and 2012 and 29.8% in 2011. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items. For example, the recognition of the non-taxable gain of $65 million on the Wilmington Trust acquisition served to lower the effective tax rate in 2011. Income taxes in 2011 also reflect the resolution of previously uncertain tax positions that allowed the Company to reduce its accrual for income taxes in total by $12 million. Excluding the impact of (i) the non-taxable gain of $65 million on the Wilmington Trust acquisition and (ii) the $12 million accrual reversal related to the resolution with taxing authorities of previously uncertain tax positions, the Company’s effective tax rate for 2011 would have been 32.5%.

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

International Activities

The Company’s net investment in international assets totaled $226 million at December 31, 2013 and $179 million at December 31, 2012. Such assets included $192 million and $149 million, respectively, of loans to foreign borrowers. Deposits in the Company’s office in the Cayman Islands totaled $323 million at December 31, 2013 and $1.0 billion at December 31, 2012. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable. Loans and deposits at M&T Bank’s commercial branch in Ontario, Canada as of December 31, 2013 were $94 million and $25 million, respectively, compared with $139 million and $22 million, respectively, at December 31, 2012. The Company also offers trust-related services in Europe and the Cayman Islands. Revenues from providing such services during 2013, 2012 and 2011 were approximately $26 million, $24 million and $15 million, respectively.

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

Core deposits financed 88% of the Company’s earning assets at December 31, 2013, compared with 86% and 83% at December 31, 2012 and 2011, respectively. The increases in the amount of earning assets financed by core deposits at the 2013 and 2012 year-ends as compared with December 31, 2011 reflect higher levels of core deposits, largely due to higher noninterest-bearing deposits.

The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, Cayman Islands office deposits and longer-term borrowings. At December 31, 2013, M&T Bank had short-term and long-term credit facilities with the FHLBs aggregating $8.3 billion. Outstanding borrowings under FHLB credit facilities totaled $29 million and $30 million at December 31, 2013 and 2012, respectively. Such borrowings were secured by loans and investment securities. M&T Bank and Wilmington Trust, N.A. had available lines of credit with the Federal Reserve Bank that aggregated approximately $11.8 billion at December 31, 2013. The amounts of those lines are dependent upon the balances of loans and securities pledged as collateral. There were no borrowings outstanding under such lines of credit at December 31, 2013 or December 31, 2012. During the first quarter of 2013, M&T Bank instituted a Bank Note Program whereby M&T Bank may offer up to $5 billion in unsecured senior and subordinated notes. During March 2013, three-year floating rate senior notes due March 2016 were issued for $300 million and five-year 1.45% fixed rate senior notes due March 2018 were issued for $500 million. The floating rate notes pay interest quarterly at rates that are indexed to the three-month LIBOR. The rate at December 31, 2013 was .54%. In addition, in January 2014 M&T Bank issued an additional $1.5 billion of senior notes, of which $750 million mature in 2017 and $750 million mature in 2019.

The Company has, from time to time, issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. Such notes generally qualify under the Federal Reserve Board’s current risk-based capital guidelines for inclusion in the Company’s capital. However, in July 2013, Federal regulators issued a final rule to comprehensively revise the capital framework for the U.S. banking sector. Under that rule, trust preferred securities will be phased out from inclusion in Tier 1 capital such that in 2015 only 25% of then-outstanding securities will be included in Tier 1 capital and beginning in 2016 none of the securities will be included in Tier 1 capital. The amounts excluded from Tier 1 capital will be includable in total capital. Information about the Company’s borrowings is included in note 9 of Notes to Financial Statements. In February 2014, the Company will redeem $350 million of 8.50% junior subordinated debentures associated with trust preferred securities and issued $350 million of preferred stock that qualifies as regulatory capital.

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings were $169 million and $939 million at December 31, 2013 and 2012, respectively. In general, those borrowings were unsecured and matured on the next business day. In addition to satisfying customer demand, Cayman Islands office deposits and brokered certificates of deposit may be used by the Company as an alternative to short-term borrowings. Cayman Islands office deposits also generally mature on the next business day and totaled $323 million and $1.0 billion at December 31, 2013 and 2012, respectively. Outstanding brokered time deposits at December 31, 2013 and December 31, 2012 were $26 million and $462 million, respectively. At December 31, 2013, the weighted-average remaining term to maturity of brokered time deposits was 2 months. The Company also has brokered NOW and brokered money-market deposit accounts which totaled $1.0 billion and $1.1 billion at December 31, 2013 and 2012, respectively.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $25 million and $7 million at December 31, 2013 and 2012, respectively. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.7 billion and $1.9 billion at December 31, 2013 and 2012, respectively. M&T Bank also serves as remarketing agent for most of those bonds.

Table 17

MATURITY DISTRIBUTION OF SELECTED LOANS(a)

December 31, 2013	Demand	2014	2015-2018	After 2018
	(In thousands)
Commercial, financial, etc.	$6,846,809	$2,529,923	$7,041,403	$952,949
Real estate — construction	128,035	1,789,120	2,074,445	332,725

Total	$6,974,844	$4,319,043	$9,115,848	$1,285,674

Floating or adjustable interest rates			$7,535,569	$883,098
Fixed or predetermined interest rates			1,580,279	402,576

Total			$9,115,848	$1,285,674

(a)	The data do not include nonaccrual loans.

The Company enters into contractual obligations in the normal course of business which require future cash payments. The contractual amounts and timing of those payments as of December 31, 2013 are summarized in table 18. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 21 of Notes to Financial Statements. Table 18 summarizes the Company’s other commitments as of December 31, 2013 and the timing of the expiration of such commitments.

Table 18

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

December 31, 2013	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(In thousands)
Payments due for contractual obligations
Time deposits	$2,618,456	$622,611	$274,652	$8,119	$3,523,838
Deposits at Cayman Islands office	322,746	—	—	—	322,746
Federal funds purchased and agreements to repurchase securities	260,455	—	—	—	260,455
Long-term borrowings	22,021	1,110,831	1,819,862	2,156,156	5,108,870
Operating leases	85,923	146,502	96,386	135,156	463,967
Other	51,762	24,227	9,819	6,738	92,546

Total	$3,361,363	$1,904,171	$2,200,719	$2,306,169	$9,772,422

Other commitments
Commitments to extend credit	$8,372,289	$5,878,613	$4,023,245	$3,200,638	$21,474,785
Standby letters of credit	1,631,044	1,486,078	396,537	86,869	3,600,528
Commercial letters of credit	12,204	40,736	344	—	53,284
Financial guarantees and indemnification contracts	137,277	268,483	372,568	1,679,305	2,457,633
Commitments to sell real estate loans	852,649	2,007	—	—	854,656

Total	$11,005,463	$7,675,917	$4,792,694	$4,966,812	$28,440,886

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at December 31, 2013 approximately $1.11 billion was available for payment of dividends to M&T from banking subsidiaries. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 9 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at December 31, 2013. A similar $30 million line of credit was entirely available for borrowing at December 31, 2012.

Table 19

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

December 31, 2013	One Year or Less	One to Five Years	Five to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Investment securities available for sale(a)
U.S. Treasury and federal agencies
Carrying value	$28,713	$7,328	$1,735	$—	$37,776
Yield	1.58%	1.86%	1.58%	—	1.63%
Obligations of states and political subdivisions
Carrying value	1,073	2,137	4,539	3,062	10,811
Yield	6.22%	6.53%	4.63%	4.21%	5.04%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	136,714	581,180	742,076	2,705,116	4,165,086
Yield	3.38%	3.38%	3.38%	3.39%	3.39%
Privately issued
Carrying value	43	90	9	1,708	1,850
Yield	3.00%	4.42%	4.28%	—	.31%
Other debt securities
Carrying value	250	7,152	1,741	174,025	183,168
Yield	2.73%	2.96%	4.55%	3.77%	3.74%
Equity securities
Carrying value	—	—	—	—	133,095
Yield	—	—	—	—	.57%

Total investment securities available for sale
Carrying value	166,793	597,887	750,100	2,883,911	4,531,786
Yield	3.09%	3.37%	3.39%	3.41%	3.31%

Investment securities held to maturity
Obligations of states and political subdivisions
Carrying value	19,485	68,713	81,486	—	169,684
Yield	4.07%	5.06%	5.71%	—	5.26%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	105,577	463,333	683,204	2,315,791	3,567,905
Yield	3.07%	3.07%	3.07%	3.05%	3.06%
Privately issued
Carrying value	6,970	28,600	37,756	146,302	219,628
Yield	2.53%	2.55%	2.59%	2.79%	2.72%
Other debt securities
Carrying value	—	—	—	8,913	8,913
Yield	—	—	—	4.99%	4.99%

Total investment securities held to maturity
Carrying value	132,032	560,646	802,446	2,471,006	3,966,130
Yield	3.19%	3.29%	3.31%	3.04%	3.14%

Other investment securities	—	—	—	—	298,581

Total investment securities
Carrying value	$298,825	$1,158,533	$1,552,546	$5,354,917	$8,796,497
Yield	3.13%	3.33%	3.35%	3.24%	3.12%

(a)	Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.

(b)	Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

Table 20

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS

WITH BALANCES OF $100,000 OR MORE

December 31, 2013
(In thousands)
Under 3 months	$279,170
3 to 6 months	156,120
6 to 12 months	213,428
Over 12 months	294,292

Total	$943,010

Management closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business. Management does not anticipate engaging in any activities, either currently or in the long-term, for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks. As noted previously, banking regulators have proposed rules for the U.S. version of the Basel Committee’s LCR that could impact the level of the Company’s liquid assets. The Company has taken steps to improve its liquidity and will take further action, as necessary, to comply with the final regulations when they take effect.

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2013, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.4 billion. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Net Interest Income/Lending and Funding Activities” and in note 18 of Notes to Financial Statements.

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

Table 21 displays as of December 31, 2013 and 2012 the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

Table 21

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income December 31
Changes in Interest Rates	2013	2012
	(In thousands)
+ 200 basis points	$245,089	$210,030
+ 100 basis points	134,188	117,198
– 100 basis points	(72,755)	(69,687)
– 200 basis points	(100,543)	(90,333)

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

Table 22

CONTRACTUAL REPRICING DATA

December 31, 2013	Three Months or Less	Four to Twelve Months	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Loans and leases, net	$39,467,322	$4,249,463	$10,464,608	$9,891,766	$64,073,159
Investment securities	426,185	49,344	213,885	8,107,083	8,796,497
Other earning assets	1,835,447	600	100	—	1,836,147

Total earning assets	41,728,954	4,299,407	10,678,593	17,998,849	74,705,803

NOW accounts	1,989,441	—	—	—	1,989,441
Savings deposits	36,621,580	—	—	—	36,621,580
Time deposits	1,000,415	1,618,041	897,263	8,119	3,523,838
Deposits at Cayman Islands office	223,682	99,064	—	—	322,746

Total interest-bearing deposits	39,835,118	1,717,105	897,263	8,119	42,457,605

Short-term borrowings	260,455	—	—	—	260,455
Long-term borrowings	609,497	19,560	2,886,595	1,593,218	5,108,870

Total interest-bearing liabilities	40,705,070	1,736,665	3,783,858	1,601,337	47,826,930

Interest rate swaps	(1,400,000)	—	1,400,000	—	—

Periodic gap	$(376,116)	$2,562,742	$8,294,735	$16,397,512
Cumulative gap	(376,116)	2,186,626	10,481,361	26,878,873
Cumulative gap as a % of total earning assets	(0.5)%	2.9%	14.0%	36.0%

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

The Company engages in trading activities to meet the financial needs of customers and to fund the Company’s obligations under certain deferred compensation plans. Financial instruments utilized in trading activities consist predominantly of interest rate contracts, such as swap agreements, and forward and futures contracts related to foreign currencies, but have also included investments in U.S. Treasury and other government securities, mutual funds and, as previously described, a limited number of VRDBs. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The fair values of the offsetting trading positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 18 of Notes to Financial Statements. The amounts of gross and net trading positions, as well as the type of trading activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by management and approved by M&T’s Board of Directors. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading activities.

The notional amounts of interest rate contracts entered into for trading purposes totaled $17.4 billion at December 31, 2013 and $15.5 billion at December 31, 2012. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $1.4 billion and $869 million at December 31, 2013 and 2012, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $376 million and $250 million, respectively, at December 31, 2013 and $489 million and $374 million, respectively, at December 31, 2012. Included in trading account assets at December 31, 2013 and 2012 were $29 million and $36 million, respectively, of assets related to deferred compensation plans. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at December 31, 2013 and 2012 were $31 million and $30 million, respectively, of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

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

Capital

Shareholders’ equity was $11.3 billion at December 31, 2013 and represented 13.28% of total assets, compared with $10.2 billion or 12.29% at December 31, 2012 and $9.3 billion or 11.90% at December 31, 2011.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $882 million at December 31, 2013 and $873 million at December 31, 2012. As noted earlier, the U.S. Treasury completed a public offering of its holding of M&T Series A and Series C preferred stock in August 2012, resulting in M&T’s exit from the TARP. At December 31, 2013 and 2012, preferred stock included $382 million and $373 million, respectively, for Series A and Series C Fixed Rate Cumulative Perpetual Preferred Stock. The redemption value of those series of stock was $382 million at each of those dates. In conjunction with the U.S. Treasury’s public offering of its holding of M&T Series A and Series C preferred stock, M&T modified certain of the terms of the Series A and Series C Preferred Stock. The modifications related to the dividend rate on the preferred shares at the reset dates, which was originally set to change to 9% on November 15, 2013 for the Series C preferred shares and on February 15, 2014 for the Series A preferred shares. In each case, the dividend rate changed to 6.375% on November 15, 2013 rather than to the 9% in the original terms. The other modification related to M&T agreeing to not redeem the Series A and Series C preferred shares until on or after November 15, 2018, except that if an event occurs such that the shares no longer qualify as Tier 1 capital M&T may redeem all of the shares within 90 days following that occurrence. On May 31, 2011, M&T issued 50,000 shares of Series D Perpetual 6.875% Non-Cumulative Preferred Stock, par value $1.00 per share and liquidation preference of $10,000 per share. Holders of Series D preferred stock are entitled to receive, only when, as and if declared by the Board of Directors, non-cumulative cash dividends at an annual rate of 6.875%, payable semi-annually in arrears. The Series D preferred stock is redeemable on or after June 15, 2016 in whole or in part at par plus any declared but unpaid dividends. Notwithstanding the redemption provisions noted and subject to regulatory approval, M&T may redeem all of the outstanding shares of Series D preferred stock if a regulatory capital treatment event takes place whereby the full liquidation value of the shares no longer qualifies as Tier 1 capital. During February 2014, M&T issued 350,000 shares of Series E Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, par value $1.00 per share and liquidation preference of $1,000 per share. Further information concerning M&T’s preferred stock can be found in note 10 of Notes to Financial Statements.

Common shareholders’ equity was $10.4 billion, or $79.81 per share, at December 31, 2013, compared with $9.3 billion, or $72.73 per share, at December 31, 2012 and $8.4 billion, or $66.82 per share, at December 31, 2011. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $52.45 at December 31, 2013, compared with $44.61 and $37.79 at December 31, 2012 and 2011, respectively. The Company’s ratio of tangible common equity to tangible assets was 8.39% at December 31, 2013, compared with 7.20% and 6.40% at December 31, 2012 and 2011, respectively. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of December 31, 2013, 2012 and 2011 are presented in table 2. During 2013, 2012 and 2011, the ratio of average total shareholders’ equity to average total assets was 12.82%, 12.13% and 12.17%, respectively. The ratio of average common shareholders’ equity to average total assets was 11.77%, 11.04% and 11.09% in 2013, 2012 and 2011, respectively.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized gains on investment securities, net of applicable tax effect, were $34 million, or $.26 per common share, at December 31, 2013, compared with net unrealized gains of $37 million, or $.29 per common share, at December 31, 2012, and net unrealized losses of $78 million, or $.62 per common share, at December 31, 2011. Information about unrealized gains and losses as of December 31, 2013 and 2012 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized gains at December 31, 2013 were pre-tax effect unrealized losses of $40 million on available-for-sale investment securities with an amortized cost of $1.8 billion and pre-tax effect unrealized gains of $127 million on securities with an amortized cost of $2.6 billion. The pre-tax effect unrealized losses reflect $19 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $123 million and an estimated fair value of $104 million (generally considered Level 2 valuations). Further information concerning the Company’s valuations of available-for-sale investment securities is provided in note 20 of Notes to Financial Statements.

In the second quarter of 2013, the Company sold substantially all of its privately issued residential MBS that were classified as available for sale and recorded a pre-tax loss of $46 million. Those privately issued MBS previously held by the Company were generally collateralized by prime and Alt-A residential mortgage loans. The sales, which were in response to changing regulatory capital and liquidity standards, resulted in improved liquidity and regulatory capital ratios for the Company. Further information on the sales is provided in note 3 of Notes to Financial Statements.

The Company assesses impairment losses on privately issued MBS in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows that reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. As a result, the Company did not recognize any other-than-temporary impairment charge related to MBS in the held-to-maturity portfolio during 2013. In total, at December 31, 2013 and 2012, the Company had in its held-to-maturity portfolio privately issued MBS with an amortized cost basis of $220 million and $242 million, respectively, and a fair value of $159 million and $148 million, respectively. At December 31, 2013, 93% of the MBS were in the most senior tranche of the securitization structure with 36% being independently rated as investment grade. The MBS had a weighted-average credit enhancement of 20% at December 31, 2013, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. All MBS in the held-to-maturity portfolio had a current payment status as of December 31, 2013.

During the first quarter of 2013, the Company recognized $10 million (pre-tax) of other-than-temporary impairment losses related to privately issued mortgage-backed securities held in the available-for-sale portfolio. In assessing impairment losses for debt securities, the Company performed internal modeling to estimate bond-specific cash flows, which considered the placement of the bond in the overall securitization structure and the remaining levels of subordination. During 2012 and 2011, the Company recognized $48 million (pre-tax) and $77 million (pre-tax), respectively, of other-than-temporary losses related to privately issued mortgage-backed securities.

As of December 31, 2013, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any additional other-than-temporary impairment charges were not appropriate. It is possible that the Company may be required to sell certain of its collateralized debt obligations backed by trust preferred securities held in the available-for-sale portfolio to comply with the provisions of the Volcker Rule. However, the fair value of such securities predominantly exceeded carrying value at December 31, 2013 and the Company did not expect that it would realize any material losses if it ultimately was required to sell such securities. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its other impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 20 of the Notes to Financial Statements.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $98 million, or $.75 per common share, at December 31, 2013, $277 million, or $2.16 per common share, at December 31, 2012, and $278 million, or $2.21 per common share, at December 31, 2011. The decrease in such adjustment at December 31, 2013 as compared with December 31, 2012 and 2011 was predominantly the result of a 100 basis point increase in the discount rate used to measure the benefit obligations of the defined benefit plans at December 31, 2013 as compared with a year earlier and actual investment returns in the qualified defined benefit pension plan that were higher than expected returns. Information about the funded status of the Company’s pension and other postretirement benefit plans is included in note 12 of Notes to Financial Statements.

Cash dividends declared on M&T’s common stock totaled $365 million in 2013, compared with $358 million and $350 million in 2012 and 2011, respectively. Dividends per common share totaled $2.80 in each of 2013, 2012 and 2011. Cash dividends of $53 million in each of 2013 and 2012 and $48 million in 2011 were declared and paid on preferred stock in accordance with the terms of each series.

The Company did not repurchase any shares of its common stock in 2013, 2012 or 2011.

Federal regulators generally require banking institutions under the current Basel I rules to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. At December 31, 2013, Tier 1 capital included trust preferred securities of $1.2 billion as described in note 9 of Notes to Financial Statements and total capital further included subordinated capital notes of $1.4 billion. As previously noted, pursuant to the Dodd-Frank Act, trust preferred securities will be phased-out of the definition of Tier 1 capital of bank holding companies beginning in 2015. The capital ratios of the Company and its banking subsidiaries as of December 31, 2013 and 2012 are presented in note 23 of Notes to Financial Statements.

Fourth Quarter Results

Net income during the fourth quarter of 2013 was $221 million, compared with $296 million in the year-earlier quarter. Diluted and basic earnings per common share were $1.56 and $1.57, respectively, in the final quarter of 2013, compared with $2.16 and $2.18 of diluted and basic earnings per common share, respectively, in the corresponding quarter of 2012. On an annualized basis, the rates of return on average assets and average common shareholders’ equity for the recent quarter were 1.03% and 7.99%, respectively, compared with 1.45% and 12.10%, respectively, in the year-earlier quarter.

Net operating income totaled $228 million in the recently completed quarter, compared with $305 million in the fourth quarter of 2012. Diluted net operating earnings per common share were $1.61 and $2.23 in the final quarters of 2013 and 2012, respectively. The annualized net operating returns on average tangible assets and average tangible common equity in the fourth quarter of 2013 were 1.11% and 12.67%, respectively, compared with 1.56% and 20.46%, respectively, in the similar quarter of 2012. Core deposit and other intangible asset amortization, after tax effect, totaled $6 million and $8 million in the fourth quarters of 2013 and 2012 ($.05 and $.07 per diluted common share), respectively. Reconciliations of GAAP results with non-GAAP results for the quarterly periods of 2013 and 2012 are provided in table 24.

Net interest income on a taxable-equivalent basis totaled $673 million in the final 2013 quarter, little changed from $674 million in the year-earlier quarter. An 18 basis point narrowing of the net interest margin, to 3.56% in the recent quarter from 3.74% in 2012’s fourth quarter, was offset by growth in average earning assets of $3.4 billion. The decline in the net interest margin reflects an 11 basis point decrease in the yield on loans and the impact of higher balances of interest-bearing deposits at the Federal Reserve Bank and investment securities which have lower yields than loans. The increase in average earning assets was attributable to a $2.7 billion increase in average interest-bearing deposits held at the Federal Reserve Bank and higher investment securities balances of $2.1 billion, partially offset by a $1.5 billion decrease in average loans and leases. The increase in the investment securities portfolio from the year-earlier quarter reflects the impact of purchases of Ginnie Mae residential mortgage-backed securities and the retention of similar securities resulting from mortgage securitization transactions during 2013, partially offset by maturities and paydowns of mortgage-backed securities and the sale of $1.0 billion of privately issued mortgage-backed securities late in 2013’s second quarter. Average commercial loan and lease balances were $18.1 billion in the recent quarter, up $1.1 billion or 6% from $17.0 billion in the final quarter of 2012. Commercial real estate loans averaged $26.2 billion in the fourth quarter of 2013, up $899 million or 4% from $25.3 billion in the corresponding 2012 quarter. The growth in commercial loans and commercial real estate loans reflects higher loan demand by customers. Average residential real estate loans outstanding declined $2.1 billion to $9.0 billion in the recent quarter from $11.1 billion in the fourth quarter of 2012. Included in the residential real estate loan portfolio were average balances of loans held for sale, which declined to $463 million in the recent quarter from $997 million in the fourth quarter of 2012, reflecting lower volumes of loans originated for sale. The decrease in average residential real estate loans outstanding also reflected the impact of securitizations in the second and third quarters of 2013 of loans previously held by the Company in its loan portfolio. The Company securitized approximately $1.3 billion of residential real estate loans guaranteed by the FHA, and a substantial majority of the resulting Ginnie Mae mortgage-backed securities were retained by the Company in the investment securities portfolio. Consumer loans averaged $10.2 billion in the recent quarter, down $1.4 billion from $11.6 billion in the last quarter of 2012. That decline was largely due to lower average balances of automobile loans. In September 2013, the Company securitized and sold approximately $1.4 billion of automobile loans held in its loan portfolio to improve its regulatory capital ratios and strengthen its liquidity and risk profile as a result of changing regulatory requirements. Total loans at December 31, 2013 increased $414 million to $64.1 billion from $63.7 billion at September 30, 2013. That growth was attributable to increases in commercial loans, due largely to seasonally-higher automobile dealer floor plan balances. The yield on earning assets in the fourth quarter of 2013 was 3.92%, a 25 basis point decline from the year-earlier quarter. The rate paid on interest-bearing liabilities declined 11 basis points to .56% in the recently completed quarter from .67% in the similar 2012 quarter. The resulting net interest spread was 3.36% in the final quarter of 2013, 14 basis points lower than 3.50% in the year-earlier quarter. That compression was largely due to the changed mix in earning assets already noted and the 11 basis point decline in loan yields. The contribution of net interest-free funds to the Company’s net interest margin was .20% in the recent quarter, down from .24% in the year-earlier quarter. As a result, the Company’s net interest margin narrowed to 3.56% in the fourth quarter of 2013 from 3.74% in the corresponding 2012 period.

The provision for credit losses was $42 million during the three-month period ended December 31, 2013, compared with $49 million in the year-earlier period. Net charge-offs of loans totaled $42 million in the final quarter of 2013, representing an annualized ..26% of average loans and leases outstanding, compared with $44 million or .27% during the fourth quarter of 2012. Net charge-offs included: residential real estate loans of $3 million in the recently completed quarter, compared with $10 million in 2012’s fourth quarter; net recoveries on loans to builders and developers of residential real estate properties of $2 million in the final 2013 quarter, compared with net charge-offs of $8 million in the year-earlier quarter; other commercial real estate loans of $10 million in 2013, compared with $1 million a year earlier; commercial loans of $21 million and $3 million in 2013 and 2012, respectively; and consumer loans of $10 million in the recent quarter, compared with $22 million in the 2012’s fourth quarter. The higher level of commercial loan charge-offs in the recent quarter reflected a higher volume of charge-offs, none of which individually exceeded $5 million. Reflected in net charge-offs of consumer loans for the fourth quarter of 2013 were recoveries of previously charged-off home equity line of credit balances of $9 million related to a portfolio acquired in 2007.

Other income aggregated $446 million in the recent quarter, compared with $453 million in the year-earlier quarter. Net losses on investment securities during the fourth quarter of 2012 were $14 million, due to other-than-temporary impairment charges related to certain of the Company’s privately issued mortgage-backed securities. There were no gains or losses on investment securities in the fourth quarter of 2013. Excluding the impact of the losses on investment securities in the final 2012 quarter, the recent quarter’s decline in noninterest income was predominantly due to lower mortgage banking revenues, partially offset by higher trust income.

Other expense in the fourth quarter of 2013 totaled $743 million, compared with $626 million in the year-earlier quarter. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $10 million and $14 million in the fourth quarters of 2013 and 2012, respectively. Exclusive of those nonoperating expenses, noninterest operating expenses were $733 million in the fourth quarter of 2013, up from $612 million in the corresponding quarter of 2012. The higher operating expenses in the recently completed quarter reflect increased costs for professional services largely associated with investments in the Company’s infrastructure related to BSA/AML compliance, capital planning and stress testing, risk management, and other operational initiatives. Those increases amounted to approximately $50 million as compared with the fourth quarter of 2012. In addition, the Company reached a legal settlement of a previously disclosed lawsuit related to issues that were alleged to occur at Wilmington Trust Company prior to its acquisition by M&T that led to a $40 million increase in the Company’s reserve for litigation as of December 31, 2013. The higher level of expenses in the recent quarter as compared with the year-earlier quarter also reflects salaries associated with the Company’s expanded residential real estate loan sub-servicing activities. The Company’s efficiency ratio during the fourth quarter of 2013 and 2012 was 65.5% and 53.6%, respectively. Table 24 includes a reconciliation of other expense to noninterest operating expense and the calculation of the efficiency ratio for each of the quarters of 2013 and 2012.

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

The Business Banking segment provides a wide range of services to small businesses and professionals within markets served by the Company through the Company’s branch network, business banking centers and other delivery channels such as telephone banking, Internet banking and automated teller machines. Services and products offered by this segment include various business loans and leases, including loans guaranteed by the Small Business Administration, business credit cards, deposit products, and financial services such as cash management, payroll and direct deposit, merchant credit card and letters of credit. Net income for the Business Banking segment declined 24% to $111 million in 2013 from $147 million in 2012. That decrease reflects: lower net interest income of $22 million; increased costs associated with the allocation of operating expenses related to BSA/AML compliance, risk management, and other operational initiatives across the Company; a $6 million increase in personnel costs; and a $4 million increase in the provision for credit losses. The lower net interest income reflects a 43 basis point narrowing of the net interest margin on deposits, partially offset by a $418 million increase in average outstanding deposit balances (predominantly noninterest-bearing). Net income contributed by the Business Banking segment totaled $123 million in 2011. The 20% increase in net income in 2012 as compared with 2011 reflected a $23 million decline in the provision for credit losses, higher net interest income of $12 million and increased merchant discount and credit card revenues of $5 million. The higher net interest income reflected a $1.0 billion increase in average outstanding deposit balances (predominantly noninterest-bearing), offset, in part, by a 9 basis point narrowing of the net interest margin on deposits.

The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, mainly within the markets served by the Company. Services provided by this segment include commercial lending and leasing, letters of credit, deposit products, and cash management services. The Commercial Banking segment recorded net income of $391 million in 2013, down 9% from $431 million in 2012. That decline was largely due to a $61 million increase in the provision for credit losses, the result of higher net charge-offs predominantly related to $49 million of loans charged-off for a relationship with a motor vehicle-related parts wholesaler. Net income for the Commercial Banking segment in 2011 was $369 million. The 17% increase in net income in 2012 as compared with 2011 reflects a $98 million rise in net interest income, largely due to higher average loan and deposit balances of $2.3 billion and $1.2 billion, respectively, and a $14 million decline in the provision for credit losses.

The Commercial Real Estate segment provides credit and deposit services to its customers. Real estate securing loans in this segment is generally located in the New York City metropolitan area, upstate New York, Pennsylvania, Maryland, the District of Columbia, Delaware, Virginia, West Virginia, and the northwestern portion of the United States. Commercial real estate loans may be secured by apartment/multifamily buildings; office, retail and industrial space; or other types of collateral. Activities of this segment also include the origination, sales and servicing of commercial real estate loans through the Fannie Mae DUS program and other programs. The Commercial Real Estate segment earned $322 million in 2013,

4% above the $309 million recorded in 2012. That improvement was largely attributable to a $39 million increase in net interest income, resulting from growth in average loan and deposit balances of $694 million and $466 million, respectively, and a 17 basis point widening of the net interest margin on loans, partially offset by a 31 basis point narrowing of the net interest margin on deposits. The higher net interest income was offset, in part, by: a $3 million increase in the provision for credit losses; a $3 million decrease in mortgage banking revenues; and increased other operating expenses that reflect costs associated with the allocation of operating expenses relating to BSA/AML compliance, risk management, and other operational initiatives across the Company. Net income for the Commercial Real Estate segment in 2012 rose 29% from $240 million in 2011. Factors contributing to that higher net income include: a $64 million increase in net interest income resulting primarily from growth in average loan and deposit balances of $1.4 billion and $486 million, respectively, and a 9 basis point widening of the net interest margin on loans; a $54 million reduction in the provision for credit losses; and a $22 million increase in mortgage banking revenues. Those favorable factors were offset, in part, by increased FDIC assessments, personnel costs and other operating expenses.

The Discretionary Portfolio segment includes investment and trading securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swap agreements related thereto; and Cayman Islands office deposits. This segment also provides foreign exchange services to customers. Included in the assets of the Discretionary Portfolio segment are the Company’s portfolio of Alt-A mortgage loans and, prior to the second quarter of 2013, were most of the investment securities for which the Company had recognized other-than-temporary impairment charges in each of the last three years. The Discretionary Portfolio segment contributed net income of $30 million in 2013 and $59 million in 2011, compared with a net loss of $33 million in 2012. Included in this segment’s results for 2013 were net pre-tax losses of $46 million associated with the second quarter sale of approximately $1.0 billion of privately issued MBS that had been held in the available-for-sale investment securities portfolio and $149 million of net realized gains in 2011 on the sale of investment securities, predominantly comprised of residential mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, CDOs and trust preferred securities. Also reflected in securities gains or losses were other-than-temporary impairment charges, predominantly related to certain privately issued MBS, of $10 million in 2013, $48 million in 2012 and $77 million in 2011. Excluding securities gains and losses, the Discretionary Portfolio segment recorded net income of $63 million in 2013 and $16 million in 2011, compared with a net loss of $5 million in 2012. The most significant contributors to the favorable performance in 2013 as compared with 2012 include: $42 million of gains from securitization transactions associated with one-to-four family residential real estate loans previously held in the Company’s loan portfolio; a $28 million decline in the provision for credit losses, predominantly the result of lower net charge-offs; and a $31 million decrease in intersegment costs due to a lower proportion of residential real estate loans being retained for portfolio rather than being sold. On that same basis, the unfavorable performance in 2012 as compared with 2011 reflects a $48 million rise in intersegment costs related to a higher proportion of residential real estate loans being retained for portfolio rather than being sold, offset, in part, by a $15 million decrease in the provision for credit losses.

The Residential Mortgage Banking segment originates and services residential mortgage loans and sells substantially all of those loans in the secondary market to investors or to the Discretionary Portfolio segment. This segment had also originated and serviced loans to developers of residential real estate properties, although that origination activity has been significantly curtailed. In addition to the geographic regions served by or contiguous with the Company’s branch network, the Company maintains mortgage loan origination offices in several states throughout the western United States. The Company periodically purchases the rights to service mortgage loans and also sub-services residential mortgage loans for others. Residential mortgage loans held for sale are included in this segment. Net income for the Residential Mortgage Banking segment was $99 million in 2013, down 26% from $135 million in 2012. The decrease in net income was largely due to a $97 million decline in revenues from residential mortgage origination and sales activities (including intersegment revenues), due to lower origination volumes on loans originated for sale and increased personnel and professional services costs associated with expanded residential mortgage loan sub-servicing activities. Those unfavorable factors were offset, in part, by: a $29 million decline in the provision for credit losses reflecting net recoveries in 2013 of previously charged-off loans to real estate builders and developers of $12 million; a $20 million rise in net interest income, the result of a $139 million increase in average loan balances and a 63 basis point widening of the net interest margin on loans due to higher loan yields; and a $16 million rise in revenues from servicing residential real estate loans (including intersegment revenues). Net income for this segment totaled $13 million in 2011. The significant improvement in 2012’s results as compared with 2011 was attributable to a $177 million increase in revenues from residential mortgage origination and sales activities (including intersegment revenues), due to higher origination volumes and wider margins on loans originated for sale, and a $25 million rise in revenues from servicing residential real estate loans. Also contributing to the increase in net income were a $19 million decline in the provision for credit losses and a $14 million rise in net interest income, the result of an increase in average loan balances of $445 million. Those positive factors were offset, in part, by an increase in personnel costs of $23 million.

The Retail Banking segment offers a variety of services to consumers through several delivery channels which include branch offices, automated teller machines, telephone banking and Internet banking. The Company has branch offices in New York State, Pennsylvania, Maryland, Virginia, the District of Columbia, West Virginia, and Delaware. Credit services offered by this segment include consumer installment loans, automobile loans (originated both directly and indirectly through dealers), home equity loans and lines of credit and credit cards. The segment also offers to its customers deposit products, including demand, savings and time accounts; investment products, including mutual funds and annuities; and other services. The Retail Banking segment’s net income declined 17% to $182 million in 2013 from $221 million in 2012. The main factor for that decline was a $93 million decrease in net interest income, largely due to a 33 basis point narrowing of the net interest margin on deposits and a decrease in average outstanding loans of $682 million, partially offset by a 16 basis point widening of the net interest margin on loans and a $720 million increase in average outstanding deposit balances. Also contributing to the lower net income in 2013 were higher noninterest operating expenses, including costs related to BSA/AML compliance, risk management, and other operational initiatives. Those unfavorable factors were offset, in part, by a $21 million gain on the securitization and sale of approximately $1.4 billion of automobile loans previously held in the Company’s loan portfolio and a $23 million decline in the provision for credit losses, largely due to lower net charge-offs. This segment’s net income rose 10% in 2012 from $200 million in 2011. The most significant factors contributing to that improvement were: a $52 million increase in net interest income, due largely to a $1.8 billion increase in average outstanding deposit balances and an 8 basis point widening of the net interest margin on deposits; a $6 million decrease in the provision for credit losses; and a $5 million rise in merchant discount and credit card revenues. Those favorable factors were offset, in part, by a $24 million decrease in fees earned for providing deposit account services and a $6 million increase in other operating expenses.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related gains and expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes the ICS, WAS and other trust activities of the Company. The various components of the “All Other” category resulted in net income of $3 million in 2013, compared with net losses of $181 million and $145 million 2012 and 2011, respectively. The improved performance in 2013 as compared with the previous year resulted largely from the realized gains on the sale of the Company’s holdings of Visa and MasterCard shares totaling $103 million and the reversal of an accrual for a contingent compensation obligation of $26 million assumed in the May 2011 acquisition of Wilmington Trust that expired, each of which was recorded in 2013. Also contributing to the improvement were increased trust income of $24 million and the favorable impact from the Company’s allocation methodologies for internal transfers for funding and other charges of the Company’s reportable segments and the provision for credit losses. Partially offsetting those favorable factors was the previously noted increase of $40 million in the legal settlement accrual at December 31, 2013. The most significant contributors to the higher net loss in 2012 as compared with 2011 were: higher personnel-related expenses and professional services costs of $84 million and $57 million, respectively (due, in part, to the full-year impact of the Wilmington Trust acquisition); the impact on 2011’s results of the $65 million non-taxable gain on the Wilmington Trust acquisition and the $55 million of income from the CDO litigation settlement; and the impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. Partially offsetting those factors were: increases in trust income of $139 million (reflecting the full-year impact of the acquisition of Wilmington Trust); the $79 million other-than-temporary impairment charge related to M&T’s 20% investment in BLG and cash contributions made to The M&T Charitable Foundation, each of which was recorded in 2011; and merger-related expenses of $10 million in 2012, compared with $84 million in 2011.

Recent Accounting Developments

In January 2014, the Financial Accounting Standards Board (“FASB”) issued amended accounting and disclosure guidance for reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. The amended guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amended guidance also requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This guidance should be applied using a prospective transition method or a modified retrospective transition method. The Company does not expect the guidance to have a material impact on its financial position or results of operations.

In January 2014, the FASB issued amended accounting guidance permitting an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The decision to apply the proportional amortization method of accounting is an accounting policy election that should be applied consistently to all qualifying affordable housing project investments. This guidance is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. This guidance should be applied retrospectively to all periods presented. The Company is still evaluating the impact the guidance could have on its consolidated financial statements.

In July 2013, the FASB issued amended accounting guidance permitting the Overnight Index Swap Rate (also referred to as the Fed Funds Effective Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the interest rate on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The guidance was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. In the past, the Company has not attempted to hedge its assets or its liabilities for changes in the Overnight Index Swap Rate, but could do so in the future.

In October 2012, the FASB issued amended accounting guidance relating to subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government-assisted acquisition of a financial institution. The amendment clarifies the existing subsequent measurement guidance for indemnification assets recognized as a result of a government-assisted acquisition of a financial institution that includes a loss-sharing agreement. Specifically, when an entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the entity should account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. The period for any amortization of changes in value would be limited to the lesser of the contractual term of the indemnification agreement and the remaining life of the indemnified assets. The guidance was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The guidance should be applied prospectively to any new indemnification assets recognized after the date of adoption and to indemnification assets existing as of the date of adoption. The adoption of this guidance did not have a significant effect on the Company’s financial position or results of operations.

In December 2011, the FASB issued amended disclosure guidance relating to offsetting assets and liabilities. The amendments require disclosure of gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this guidance includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The guidance was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The new required disclosures should be applied retrospectively for all comparable periods presented. The Company’s disclosures relating to offsetting assets and liabilities can be found in notes 9 and 18 of Notes to Financial Statements.

In June 2011, the FASB issued amended presentation guidance relating to comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity and now require the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The presentation guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and was to be applied retrospectively. The Company has complied with the new presentation guidance using separate but consecutive statements. In February 2013, the FASB again amended presentation guidance relating to comprehensive income to require disclosures of significant amounts reclassified out of accumulated other comprehensive income by component for reporting periods beginning after December 15, 2012. The Company’s disclosures relating to accumulated other comprehensive income can be found in note 15 of Notes to Financial Statements.

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

Table 23

QUARTERLY TRENDS

	2013 Quarters				2012 Quarters
Earnings and dividends	Fourth	Third	Second	First	Fourth	Third	Second	First
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$740,665	$748,791	$756,424	$736,425	$751,860	$751,385	$744,031	$720,800
Interest expense	67,982	69,578	72,620	73,925	77,931	82,129	89,403	93,706

Net interest income	672,683	679,213	683,804	662,500	673,929	669,256	654,628	627,094
Less: provision for credit losses	42,000	48,000	57,000	38,000	49,000	46,000	60,000	49,000
Other income	446,246	477,388	508,689	432,882	453,164	445,733	391,650	376,723
Less: other expense	743,072	658,626	598,591	635,596	626,146	616,027	627,392	639,695

Income before income taxes	333,857	449,975	536,902	421,786	451,947	452,962	358,886	315,122
Applicable income taxes	106,236	149,391	182,219	141,223	149,247	152,966	118,861	101,954
Taxable-equivalent adjustment	6,199	6,105	6,217	6,450	6,507	6,534	6,645	6,705

Net income	$221,422	$294,479	$348,466	$274,113	$296,193	$293,462	$233,380	$206,463

Net income available to common shareholders-diluted	$203,451	$275,356	$328,557	$255,096	$276,605	$273,896	$214,716	$188,241
Per common share data
Basic earnings	$1.57	$2.13	$2.56	$2.00	$2.18	$2.18	$1.71	$1.50
Diluted earnings	1.56	2.11	2.55	1.98	2.16	2.17	1.71	1.50
Cash dividends	$.70	$.70	$.70	$.70	$.70	$.70	$.70	$.70
Average common shares outstanding
Basic	129,497	129,171	128,252	127,669	126,918	125,819	125,488	125,220
Diluted	130,464	130,265	129,017	128,636	127,800	126,292	125,897	125,616
Performance ratios, annualized
Return on
Average assets	1.03%	1.39%	1.68%	1.36%	1.45%	1.45%	1.17%	1.06%
Average common shareholders’ equity	7.99%	11.06%	13.78%	11.10%	12.10%	12.40%	10.12%	9.04%
Net interest margin on average earning assets (taxable-equivalent basis)	3.56%	3.61%	3.71%	3.71%	3.74%	3.77%	3.74%	3.69%
Nonaccrual loans to total loans and leases, net of unearned discount	1.36%	1.44%	1.46%	1.60%	1.52%	1.44%	1.54%	1.75%
Net operating (tangible) results(a)
Net operating income (in thousands)	$227,797	$300,968	$360,734	$285,136	$304,657	$302,060	$247,433	$218,360
Diluted net operating income per common share	1.61	2.16	2.65	2.06	2.23	2.24	1.82	1.59
Annualized return on
Average tangible assets	1.11%	1.48%	1.81%	1.48%	1.56%	1.56%	1.30%	1.18%
Average tangible common shareholders’ equity	12.67%	17.64%	22.72%	18.71%	20.46%	21.53%	18.54%	16.79%
Efficiency ratio(b)	65.48%	56.03%	50.92%	55.88%	53.63%	53.73%	56.86%	61.09%
Balance sheet data
In millions, except per share
Average balances
Total assets(c)	$85,330	$84,011	$83,352	$81,913	$81,366	$80,432	$80,087	$78,026
Total tangible assets(c)	81,754	80,427	79,760	78,311	77,755	76,810	76,455	74,381
Earning assets	75,049	74,667	73,960	72,339	71,679	70,662	70,450	68,388
Investment securities	8,354	6,979	5,293	5,803	6,295	6,811	7,271	7,507
Loans and leases, net of unearned discount	63,550	64,858	65,979	65,852	65,011	63,455	61,826	60,484
Deposits	67,212	66,232	65,680	64,540	64,269	62,743	61,530	59,291
Common shareholders’ equity(c)	10,228	10,003	9,687	9,448	9,233	8,919	8,668	8,510
Tangible common shareholders’ equity(c)	6,652	6,419	6,095	5,846	5,622	5,297	5,036	4,865
At end of quarter
Total assets(c)	$85,162	$84,427	$83,229	$82,812	$83,009	$81,085	$80,808	$79,187
Total tangible assets(c)	81,589	80,847	79,641	79,215	79,402	77,469	77,181	75,548
Earning assets	74,706	74,085	73,927	73,543	72,859	71,220	71,065	69,490
Investment securities	8,796	8,310	5,211	5,661	6,074	6,624	7,057	7,195
Loans and leases, net of unearned discount	64,073	63,659	65,972	65,924	66,571	64,112	62,851	60,922
Deposits	67,119	66,552	65,661	65,090	65,611	64,007	62,549	60,913
Common shareholders’ equity, net of undeclared cumulative preferred dividends(c)	10,421	10,133	9,836	9,545	9,327	9,071	8,758	8,559
Tangible common shareholders’ equity(c)	6,848	6,553	6,248	5,948	5,720	5,455	5,131	4,920
Equity per common share	79.81	77.81	75.98	73.99	72.73	71.17	69.15	67.64
Tangible equity per common share	52.45	50.32	48.26	46.11	44.61	42.80	40.52	38.89
Market price per common share
High	$117.29	$119.54	$112.01	$105.90	$105.33	$95.98	$88.00	$87.37
Low	109.23	109.47	95.68	99.59	95.02	82.29	76.92	76.82
Closing	116.42	111.92	111.75	103.16	98.47	95.16	82.57	86.88

(a)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 24.

(b)	Excludes impact of merger-related expenses and net securities transactions.

(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 24.

Table 24

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2013 Quarters				2012 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$221,422	$294,479	$348,466	$274,113	$296,193	$293,462	$233,380	$206,463
Amortization of core deposit and other intangible assets(a)	6,375	6,489	7,632	8,148	8,464	8,598	9,709	10,240
Merger-related expenses(a)	—	—	4,636	2,875	—	—	4,344	1,657

Net operating income	$227,797	$300,968	$360,734	$285,136	$304,657	$302,060	$247,433	$218,360

Earnings per common share
Diluted earnings per common share	$1.56	$2.11	$2.55	$1.98	$2.16	$2.17	$1.71	$1.50
Amortization of core deposit and other intangible assets(a)	.05	.05	.06	.06	.07	.07	.08	.08
Merger-related expenses(a)	—	—	.04	.02	—	—	.03	.01

Diluted net operating earnings per common share	$1.61	$2.16	$2.65	$2.06	$2.23	$2.24	$1.82	$1.59

Other expense
Other expense	$743,072	$658,626	$598,591	$635,596	$626,146	$616,027	$627,392	$639,695
Amortization of core deposit and other intangible assets	(10,439)	(10,628)	(12,502)	(13,343)	(13,865)	(14,085)	(15,907)	(16,774)
Merger-related expenses	—	—	(7,632)	(4,732)	—	—	(7,151)	(2,728)

Noninterest operating expense	$732,633	$647,998	$578,457	$617,521	$612,281	$601,942	$604,334	$620,193

Merger-related expenses
Salaries and employee benefits	$—	$—	$300	$536	$—	$—	$3,024	$1,973
Equipment and net occupancy	—	—	489	201	—	—	—	15
Printing, postage and supplies	—	—	998	827	—	—	—	—
Other costs of operations	—	—	5,845	3,168	—	—	4,127	740

Total	$—	$—	$7,632	$4,732	$—	$—	$7,151	$2,728

Efficiency ratio
Noninterest operating expense (numerator)	$732,633	$647,998	$578,457	$617,521	$612,281	$601,942	$604,334	$620,193

Taxable-equivalent net interest income	672,683	679,213	683,804	662,500	673,929	669,256	654,628	627,094
Other income	446,246	477,388	508,689	432,882	453,164	445,733	391,650	376,723
Less: Gain (loss) on bank investment securities	—	—	56,457	—	—	372	(408)	45
Net OTTI losses recognized in earnings	—	—	—	(9,800)	(14,491)	(5,672)	(16,173)	(11,486)

Denominator	$1,118,929	$1,156,601	$1,136,036	$1,105,182	$1,141,584	$1,120,289	$1,062,859	$1,015,258

Efficiency ratio	65.48%	56.03%	50.92%	55.88%	53.63%	53.73%	56.86%	61.09%

Balance sheet data
In millions
Average assets
Average assets	$85,330	$84,011	$83,352	$81,913	$81,366	$80,432	$80,087	$78,026
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(74)	(84)	(95)	(109)	(122)	(136)	(151)	(168)
Deferred taxes	23	25	28	32	36	39	44	48

Average tangible assets	$81,754	$80,427	$79,760	$78,311	$77,755	$76,810	$76,455	$74,381

Average common equity
Average total equity	$11,109	$10,881	$10,563	$10,322	$10,105	$9,789	$9,536	$9,376
Preferred stock	(881)	(878)	(876)	(874)	(872)	(870)	(868)	(866)

Average common equity	10,228	10,003	9,687	9,448	9,233	8,919	8,668	8,510
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(74)	(84)	(95)	(109)	(122)	(136)	(151)	(168)
Deferred taxes	23	25	28	32	36	39	44	48

Average tangible common equity	$6,652	$6,419	$6,095	$5,846	$5,622	$5,297	$5,036	$4,865

At end of quarter
Total assets
Total assets	$85,162	$84,427	$83,229	$82,812	$83,009	$81,085	$80,808	$79,187
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(69)	(79)	(90)	(102)	(116)	(129)	(143)	(160)
Deferred taxes	21	24	27	30	34	38	41	46

Total tangible assets	$81,589	$80,847	$79,641	$79,215	$79,402	$77,469	$77,181	$75,548

Total common equity
Total equity	$11,306	$11,016	$10,716	$10,423	$10,203	$9,945	$9,630	$9,429
Preferred stock	(882)	(879)	(877)	(875)	(873)	(870)	(868)	(867)
Undeclared dividends-cumulative preferred stock	(3)	(4)	(3)	(3)	(3)	(4)	(4)	(3)

Common equity, net of undeclared cumulative preferred dividends	10,421	10,133	9,836	9,545	9,327	9,071	8,758	8,559
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(69)	(79)	(90)	(102)	(116)	(129)	(143)	(160)
Deferred taxes	21	24	27	30	34	38	41	46

Total tangible common equity	$6,848	$6,553	$6,248	$5,948	$5,720	$5,455	$5,131	$4,920

(a)	After any related tax effect.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at M&T Bank Corporation and subsidiaries (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on criteria described in “Internal Control — Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

RENÉ F. JONES
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

M&T Bank Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity present fairly, in all material respects, the financial position of M&T Bank Corporation and its subsidiaries (the “Company”) at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Buffalo, New York

February 21, 2014

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

(Dollars in thousands, except per share)	December 31
	2013	2012
Assets
Cash and due from banks	$1,573,361	$1,983,615
Interest-bearing deposits at banks	1,651,138	129,945
Federal funds sold	99,573	3,000
Trading account	376,131	488,966
Investment securities (includes pledged securities that can be sold or repledged of $1,696,438 at December 31, 2013; $1,801,842 at December 31, 2012)
Available for sale (cost: $4,444,365 at December 31, 2013; $4,643,070 at December 31, 2012)	4,531,786	4,739,437
Held to maturity (fair value: $3,860,127 at December 31, 2013; $976,883 at December 31, 2012)	3,966,130	1,032,276
Other (fair value: $298,581 at December 31, 2013; $302,648 at December 31, 2012)	298,581	302,648

Total investment securities	8,796,497	6,074,361

Loans and leases	64,325,783	66,790,186
Unearned discount	(252,624)	(219,229)

Loans and leases, net of unearned discount	64,073,159	66,570,957
Allowance for credit losses	(916,676)	(925,860)

Loans and leases, net	63,156,483	65,645,097

Premises and equipment	633,520	594,652
Goodwill	3,524,625	3,524,625
Core deposit and other intangible assets	68,851	115,763
Accrued interest and other assets	5,282,212	4,448,779

Total assets	$85,162,391	$83,008,803

Liabilities
Noninterest-bearing deposits	$24,661,007	$24,240,802
NOW accounts	1,989,441	1,979,619
Savings deposits	36,621,580	33,783,947
Time deposits	3,523,838	4,562,366
Deposits at Cayman Islands office	322,746	1,044,519

Total deposits	67,118,612	65,611,253

Federal funds purchased and agreements to repurchase securities	260,455	1,074,482
Accrued interest and other liabilities	1,368,922	1,512,717
Long-term borrowings	5,108,870	4,607,758

Total liabilities	73,856,859	72,806,210

Shareholders’ equity
Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 381,500 shares at December 31, 2013 and December 31, 2012; Liquidation preference of $10,000 per share: 50,000 shares at December 31, 2013 and December 31, 2012	881,500	872,500
Common stock, $.50 par, 250,000,000 shares authorized, 130,516,364 shares issued at December 31, 2013; 128,176,912 shares issued at December 31, 2012	65,258	64,088
Common stock issuable, 47,231 shares at December 31, 2013; 57,409 shares at December 31, 2012	2,915	3,473
Additional paid-in capital	3,232,014	3,025,520
Retained earnings	7,188,004	6,477,276
Accumulated other comprehensive income (loss), net	(64,159)	(240,264)

Total shareholders’ equity	11,305,532	10,202,593

Total liabilities and shareholders’ equity	$85,162,391	$83,008,803

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

(In thousands, except per share)	Year Ended December 31
	2013	2012	2011
Interest income
Loans and leases, including fees	$2,734,708	$2,704,156	$2,522,567
Deposits at banks	5,201	1,221	2,934
Federal funds sold	104	21	57
Agreements to resell securities	10	—	132
Trading account	1,265	1,126	1,198
Investment securities
Fully taxable	209,244	227,116	256,057
Exempt from federal taxes	6,802	8,045	9,142

Total interest income	2,957,334	2,941,685	2,792,087

Interest expense
NOW accounts	1,287	1,343	1,145
Savings deposits	54,948	68,011	84,314
Time deposits	26,439	46,102	71,014
Deposits at Cayman Islands office	1,018	1,130	962
Short-term borrowings	430	1,286	1,030
Long-term borrowings	199,983	225,297	243,866

Total interest expense	284,105	343,169	402,331

Net interest income	2,673,229	2,598,516	2,389,756
Provision for credit losses	185,000	204,000	270,000

Net interest income after provision for credit losses	2,488,229	2,394,516	2,119,756

Other income
Mortgage banking revenues	331,265	349,064	166,021
Service charges on deposit accounts	446,941	446,698	455,095
Trust income	496,008	471,852	332,385
Brokerage services income	65,647	59,059	56,470
Trading account and foreign exchange gains	40,828	35,634	27,224
Gain on bank investment securities	56,457	9	150,187
Total other-than-temporary impairment (“OTTI”) losses	(1,884)	(32,067)	(72,915)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	(7,916)	(15,755)	(4,120)

Net OTTI losses recognized in earnings	(9,800)	(47,822)	(77,035)
Equity in earnings of Bayview Lending Group LLC	(16,126)	(21,511)	(24,231)
Other revenues from operations	453,985	374,287	496,796

Total other income	1,865,205	1,667,270	1,582,912

Other expense
Salaries and employee benefits	1,355,178	1,314,540	1,203,993
Equipment and net occupancy	264,327	257,551	249,514
Printing, postage and supplies	39,557	41,929	40,917
Amortization of core deposit and other intangible assets	46,912	60,631	61,617
FDIC assessments	69,584	101,110	100,230
Other costs of operations	860,327	733,499	821,797

Total other expense	2,635,885	2,509,260	2,478,068

Income before taxes	1,717,549	1,552,526	1,224,600
Income taxes	579,069	523,028	365,121

Net income	$1,138,480	$1,029,498	$859,479

Net income available to common shareholders
Basic	$1,062,429	$953,390	$781,743
Diluted	1,062,496	953,429	781,765
Net income per common share
Basic	$8.26	$7.57	$6.37
Diluted	8.20	7.54	6.35

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income

(In thousands)	Year Ended December 31
	2013	2012	2011
Net income	$1,138,480	$1,029,498	$859,479
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(2,865)	114,825	6,687
Reclassification to income for amortization of gains on terminated cash flow hedges	—	(112)	(281)
Foreign currency translation adjustment	381	519	(803)
Defined benefit plans liability adjustment	178,589	945	(156,824)

Total other comprehensive income	176,105	116,177	(151,221)

Total comprehensive income	$1,314,585	$1,145,675	$708,258

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(In thousands)	Year Ended December 31
	2013	2012	2011
Cash flows from operating activities
Net income	$1,138,480	$1,029,498	$859,479
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	185,000	204,000	270,000
Depreciation and amortization of premises and equipment	91,469	84,375	80,304
Amortization of capitalized servicing rights	65,354	59,555	55,859
Amortization of core deposit and other intangible assets	46,912	60,631	61,617
Provision for deferred income taxes	139,785	131,858	33,924
Asset write-downs	17,918	63,790	170,632
Net gain on sales of assets	(127,890)	(6,868)	(187,120)
Net change in accrued interest receivable, payable	(10,523)	(13,898)	(27,508)
Net change in other accrued income and expense	71,523	(200,704)	147,465
Net change in loans originated for sale	(674,062)	(924,839)	238,156
Net change in trading account assets and liabilities	(11,642)	12,583	69,438

Net cash provided by operating activities	932,324	499,981	1,772,246

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	1,081,802	49,528	1,909,829
Other	13,172	78,071	116,410
Proceeds from maturities of investment securities
Available for sale	1,034,564	1,585,260	1,307,567
Held to maturity	287,837	329,279	272,841
Purchases of investment securities
Available for sale	(197,931)	(28,161)	(3,491,759)
Held to maturity	(1,977,064)	(285,125)	(28,454)
Other	(9,105)	(13,833)	(30,727)
Net decrease in agreements to resell securities	—	—	15,000
Net (increase) decrease in loans and leases	123,120	(5,672,747)	(2,233,600)
Net (increase) decrease in interest-bearing deposits at banks	(1,521,193)	25,015	2,552,527
Capital expenditures, net	(129,563)	(91,519)	(70,008)
Acquisitions, net of cash acquired
Banks and bank holding companies	—	—	178,940
Purchase of Wilmington Trust Corporation preferred stock	—	—	(330,000)
Net (increase) decrease in loan servicing advances	(1,004,923)	(69,084)	55,698
Other, net	95,706	32,458	144,668

Net cash provided (used) by investing activities	(2,203,578)	(4,060,858)	368,932

Cash flows from financing activities
Net increase in deposits	1,513,884	6,230,391	742,653
Net increase (decrease) in short-term borrowings	(814,027)	292,422	(313,050)
Proceeds from long-term borrowings	799,760	—	—
Payments on long-term borrowings	(261,212)	(2,080,167)	(1,809,984)
Dividends paid — common	(365,349)	(357,717)	(350,129)
Dividends paid — preferred	(53,450)	(53,450)	(48,203)
Proceeds from issuance of preferred stock	—	—	495,000
Redemption of preferred stock	—	—	(370,000)
Other, net	137,967	63,616	31,177

Net cash provided (used) by financing activities	957,573	4,095,095	(1,622,536)

Net increase (decrease) in cash and cash equivalents	(313,681)	534,218	518,642
Cash and cash equivalents at beginning of year	1,986,615	1,452,397	933,755

Cash and cash equivalents at end of year	$1,672,934	$1,986,615	$1,452,397

Supplemental disclosure of cash flow information
Interest received during the year	$2,894,699	$2,931,409	$2,807,071
Interest paid during the year	301,734	371,887	440,810
Income taxes paid during the year	389,008	405,598	251,810
Supplemental schedule of noncash investing and financing activities
Securitization of residential mortgage loans allocated to
Available-for-sale investment securities	$1,690,490	$—	$—
Held-to-maturity investment securities	1,245,444	—	—
Capitalized servicing rights	30,879	—	—
Real estate acquired in settlement of loans	44,804	48,932	81,588
Acquisitions
Fair value of
Assets acquired (noncash)	—	—	10,666,102
Liabilities assumed	—	—	10,044,555
Common stock issued	—	—	405,557

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except per share)	Preferred Stock	Common Stock	Common Stock Issuable	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total
2011
Balance — January 1, 2011	$740,657	60,198	4,189	2,398,615	5,426,701	(205,220)	(67,445)	8,357,695
Total comprehensive income	—	—	—	—	859,479	(151,221)	—	708,258
Acquisition of Wilmington Trust Corporation — common stock issued	—	2,348	—	403,209	—	—	—	405,557
Partial redemption of Series A preferred stock	(370,000)	—	—	—	—	—	—	(370,000)
Conversion of Series B preferred stock into 433,144 shares of common stock	(26,500)	192	—	21,754	—	—	4,554	—
Issuance of Series D preferred stock	500,000	—	—	(5,000)	—	—	—	495,000
Preferred stock cash dividends	—	—	—	—	(48,203)	—	—	(48,203)
Amortization of preferred stock discount	20,428	—	—	—	(20,428)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	50	—	12,196	—	—	31,666	43,912
Exercises of stock options, net	—	48	—	(4,300)	—	—	30,106	25,854
Directors’ stock plan	—	6	—	813	—	—	612	1,431
Deferred compensation plans, net, including dividend equivalents	—	—	(117)	(164)	(188)	—	507	38
Other	—	—	—	1,863	—	—	—	1,863
Common stock cash dividends — $2.80 per share	—	—	—	—	(350,196)	—	—	(350,196)

Balance — December 31, 2011	$864,585	62,842	4,072	2,828,986	5,867,165	(356,441)	—	9,271,209
2012
Total comprehensive income	—	—	—	—	1,029,498	116,177	—	1,145,675
Preferred stock cash dividends	—	—	—	—	(53,450)	—	—	(53,450)
Amortization of preferred stock discount	7,915	—	—	—	(7,915)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	229	—	47,937	—	—	—	48,166
Exercises of stock options, net	—	928	—	135,017	—	—	—	135,945
Stock purchase plan	—	75	—	10,042	—	—	—	10,117
Directors’ stock plan	—	9	—	1,471	—	—	—	1,480
Deferred compensation plans, net, including dividend equivalents	—	5	(599)	593	(160)	—	—	(161)
Other	—	—	—	1,474	—	—	—	1,474
Common stock cash dividends — $2.80 per share	—	—	—	—	(357,862)	—	—	(357,862)

Balance — December 31, 2012	$872,500	64,088	3,473	3,025,520	6,477,276	(240,264)	—	10,202,593
2013
Total comprehensive income	—	—	—	—	1,138,480	176,105	—	1,314,585
Preferred stock cash dividends	—	—	—	—	(53,450)	—	—	(53,450)
Amortization of preferred stock discount	9,000	—	—	—	(9,000)	—	—	—
Exercise of 407,542 Series C stock warrants into 186,589 shares of common stock	—	93	—	(93)	—	—	—	—
Exercise of 69,127 Series A stock warrants into 25,427 shares of common stock	—	13	—	(13)	—	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	137	—	37,890	—	—	—	38,027
Exercises of stock options, net	—	914	—	163,891	—	—	—	164,805
Directors’ stock plan	—	8	—	1,636	—	—	—	1,644
Deferred compensation plans, net, including dividend equivalents	—	5	(558)	575	(131)	—	—	(109)
Other	—	—	—	2,608	—	—	—	2,608
Common stock cash dividends — $2.80 per share	—	—	—	—	(365,171)	—	—	(365,171)

Balance — December 31, 2013	$881,500	65,258	2,915	3,232,014	7,188,004	(64,159)	—	11,305,532

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

Except for consumer and residential mortgage loans that are considered smaller balance homogenous loans and are evaluated collectively, the Company considers a loan to be impaired for purposes of applying GAAP when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days. Regardless of loan type, the Company considers a loan to be impaired if it qualifies as a troubled debt restructuring. Impaired loans are classified as either nonaccrual or as loans renegotiated at below market rates which continue to accrue interest, provided that a credit assessment of the borrower’s financial condition results in an expectation of full repayment under the modified contractual terms. Certain loans greater than 90 days delinquent are not considered impaired if they are well-secured and in the process of collection. Loans less than 90 days delinquent are deemed to have an insignificant delay in payment and are generally not considered impaired. Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral-dependent. Interest received on impaired loans placed on nonaccrual status is generally applied to reduce the carrying value of the loan or, if principal is considered fully collectible, recognized as interest income.

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

Derivative financial instruments

The Company accounts for derivative financial instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction.

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

2.    Acquisitions

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City will be acquired by M&T. Pursuant to the terms of the agreement, Hudson City shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). As of December 31, 2013 total consideration to be paid was valued at approximately $5.0 billion.

At December 31, 2013, Hudson City had $38.6 billion of assets, including $24.2 billion of loans and $9.3 billion of investment securities, and $33.9 billion of liabilities, including $21.5 billion of deposits. The merger has received the approval of the common shareholders of M&T and Hudson City. However, the merger is subject to a number of other conditions, including regulatory approvals.

On June 17, 2013, M&T and Manufacturers and Traders Trust Company (“M&T Bank”), M&T’s principal banking subsidiary, entered into a written agreement with the Federal Reserve Bank of New York (“Federal Reserve Bank”). Under the terms of the agreement, M&T and M&T Bank are required to submit to the Federal Reserve Bank a revised compliance risk management program designed to ensure compliance with the Bank Secrecy Act and anti-money-laundering laws and regulations and to take certain other steps to enhance their compliance practices. The Company has commenced a major initiative, including the hiring of outside consulting firms, intended to fully address the Federal Reserve Bank’s concerns. In view of the timeframe required to implement this initiative, demonstrate its efficacy to the satisfaction of the Federal Reserve Bank and otherwise meet any other regulatory requirements that may be imposed in connection with these matters, M&T and Hudson City extended the date after which either party may elect to terminate the merger agreement if the merger has not yet been completed to December 31, 2014. Nevertheless, there can be no assurances that the merger will be completed by that date.

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

The Wilmington Trust transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Assets acquired totaled approximately $10.8 billion, including $6.4 billion of loans and leases (including approximately $3.2 billion of commercial real estate loans, $1.4 billion of commercial loans and leases, $1.1 billion of consumer loans and $680 million of residential real estate loans). Liabilities assumed aggregated $10.0 billion, including $8.9 billion of deposits. The common stock issued in the transaction added $406 million to M&T’s common shareholders’ equity. Immediately prior to the closing of the Wilmington Trust transaction, M&T redeemed the $330 million of preferred stock issued by Wilmington Trust as part of the Troubled Asset Relief Program — Capital Purchase Program (“TARP”) of the U.S. Department of Treasury (“U.S. Treasury”). In connection with the acquisition, the Company recorded $112 million of core deposit and other intangible assets. The core deposit and other intangible assets are generally being amortized over periods of 5 to 7 years using accelerated methods. There was no goodwill recorded as a result of the transaction, however, a non-taxable gain of $65 million was realized, which represented the excess of the fair value of assets acquired less liabilities assumed over consideration exchanged. The acquisition of Wilmington Trust added to M&T’s market-leading position in the Mid-Atlantic region by giving M&T the leading deposit market share in Delaware.

The following table discloses the impact of Wilmington Trust (excluding the impact of the merger-related gain and expenses) since the acquisition on May 16, 2011 through the end of 2011. The table also presents certain pro forma information as if Wilmington Trust had been included in the Company’s consolidated financial results for all of 2011. These results combine the historical results of Wilmington Trust into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place earlier than indicated. In particular, no adjustments have been made to eliminate the amount of Wilmington Trust’s provision for credit losses of $42 million in 2011 or the impact of other-than-temporary impairment losses recognized by Wilmington Trust of $5 million in 2011 that may not have been necessary had the acquired loans and investment securities been recorded at fair value as of the beginning of 2011. Expenses related to systems conversions and other costs of integration of $84 million and the $65 million gain recorded in connection with the acquisition are included in the 2011 pro forma results. Additionally, the Company has achieved further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow.

	Actual Since Acquisition Through December 31, 2011	Pro Forma Year Ended December 31, 2011
	(In thousands)
Total revenues(a)	$380,945	$4,202,109
Net income	18,586	808,696

(a)	Represents net interest income plus other income.

The Company incurred merger-related expenses in 2013 associated with the pending Hudson City acquisition and in 2012 and 2011 predominantly associated with the Wilmington Trust acquisition related to actual or planned systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with the actual or planned conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance (for former employees of acquired entities) and incentive compensation costs; travel costs; and printing, postage, supplies and other costs of planning for or completing the transactions and commencing operations in new markets and offices.

A summary of merger-related expenses included in the consolidated statement of income for the years ended December 31, 2013, 2012 and 2011 follows:

	2013	2012	2011
	(In thousands)
Salaries and employee benefits	$836	$4,997	$16,131
Equipment and net occupancy	690	15	412
Printing, postage and supplies	1,825	—	2,663
Other costs of operations	9,013	4,867	64,481

	$12,364	$9,879	$83,687

3.    Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2013
Investment securities available for sale:
U.S. Treasury and federal agencies	$37,396	$382	$2	$37,776
Obligations of states and political subdivisions	10,484	333	6	10,811
Mortgage-backed securities:
Government issued or guaranteed	4,123,435	61,001	19,350	4,165,086
Privately issued	1,468	387	5	1,850
Collateralized debt obligations	42,274	21,666	857	63,083
Other debt securities	137,828	1,722	19,465	120,085
Equity securities	91,480	41,842	227	133,095

	4,444,365	127,333	39,912	4,531,786

Investment securities held to maturity:
Obligations of states and political subdivisions	169,684	3,744	135	173,293
Mortgage-backed securities:
Government issued or guaranteed	3,567,905	16,160	65,149	3,518,916
Privately issued	219,628	—	60,623	159,005
Other debt securities	8,913	—	—	8,913

	3,966,130	19,904	125,907	3,860,127

Other securities	298,581	—	—	298,581

Total	$8,709,076	$147,237	$165,819	$8,690,494

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2012
Investment securities available for sale:
U.S. Treasury and federal agencies	$38,422	$922	$—	$39,344
Obligations of states and political subdivisions	20,375	534	8	20,901
Mortgage-backed securities:
Government issued or guaranteed	3,163,210	208,060	229	3,371,041
Privately issued	1,142,287	7,272	125,673	1,023,886
Collateralized debt obligations	43,228	19,663	1,022	61,869
Other debt securities	136,603	2,247	26,900	111,950
Equity securities	98,945	14,921	3,420	110,446

	4,643,070	253,619	157,252	4,739,437

Investment securities held to maturity:
Obligations of states and political subdivisions	182,103	7,647	27	189,723
Mortgage-backed securities:
Government issued or guaranteed	597,340	31,727	—	629,067
Privately issued	242,378	160	94,900	147,638
Other debt securities	10,455	—	—	10,455

	1,032,276	39,534	94,927	976,883

Other securities	302,648	—	—	302,648

Total	$5,977,994	$293,153	$252,179	$6,018,968

No investment in securities of a single non-U.S. Government or government agency issuer exceeded ten percent of shareholders’ equity at December 31, 2013.

As of December 31, 2013, the latest available investment ratings of all obligations of states and political subdivisions, privately issued mortgage-backed securities, collateralized debt obligations and other debt securities were:

	Amortized Cost	Estimated Fair Value	Average Credit Rating of Fair Value Amount
			A or Better	BBB	BB	B or Less	Not Rated
	(In thousands)
Obligations of states and political subdivisions	$180,168	$184,104	$152,704	$6,359	$200	$—	$24,841
Privately issued mortgage-backed securities	221,096	160,855	56,731	—	—	104,000	124
Collateralized debt obligations	42,274	63,083	11,005	3,684	8,904	39,490	—
Other debt securities	146,741	128,998	12,073	56,481	28,966	21,300	10,178

Total	$590,279	$537,040	$232,513	$66,524	$38,070	$164,790	$35,143

The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

	December 31
	2013	2012
	(In thousands)
Collateralized mortgage obligations:
Amortized cost	$231,040	$1,414,691
Estimated fair value	171,100	1,202,243

Gross realized gains from sales of investment securities were $116,490,000 in 2013. During 2013, the Company sold its holdings of Visa Class B shares for a gain of $89,545,000 and its holdings of MasterCard Class B shares for a gain of $13,208,000. Gross realized losses on investment securities were $60,033,000 in

2013. The Company sold substantially all of its privately issued mortgage-backed securities held in the available-for-sale investment securities portfolio during 2013. In total, $1.0 billion of such securities were sold for a net loss of approximately $46,302,000. In 2011, gross realized gains from sales of investment securities were $150,223,000 and gross realized losses were $36,000. During 2011, the Company sold residential mortgage-backed securities guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) having an aggregate amortized cost of approximately $1.5 billion which resulted in a gain of $104 million. The Company also sold trust preferred securities and collateralized debt securities during 2011 having an aggregate amortized cost of $136 million and $100 million, respectively, which resulted in gains of $25 million and $20 million, respectively. Gross realized gains and losses from sales of investment securities were not significant in 2012.

The Company recognized $10 million, $48 million and $77 million of pre-tax other-than-temporary impairment losses related to privately issued mortgage-backed securities in 2013, 2012 and 2011, respectively. The impairment charges were recognized in light of deterioration of real estate values and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. The other-than-temporary impairment losses represented management’s estimate of credit losses inherent in the debt securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance.

Changes in credit losses during 2013, 2012 and 2011 associated with debt securities for which other-than-temporary impairment losses have been recognized in earnings follows:

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Estimated credit losses — beginning balance	$197,809	$285,399	$327,912
Additions for credit losses not previously recognized	9,800	47,822	77,035
Reductions for increases in cash flows	—	—	(5,111)
Reductions for realized losses	(207,441)	(135,412)	(114,437)

Estimated credit losses — ending balance	$168	$197,809	$285,399

At December 31, 2013, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$29,839	$30,036
Due after one year through five years	16,005	16,617
Due after five years through ten years	7,718	8,015
Due after ten years	174,420	177,087

	227,982	231,755
Mortgage-backed securities available for sale	4,124,903	4,166,936

	$4,352,885	$4,398,691

Debt securities held to maturity:
Due in one year or less	$19,485	$19,606
Due after one year through five years	68,713	70,618
Due after five years through ten years	81,486	83,069
Due after ten years	8,913	8,913

	178,597	182,206
Mortgage-backed securities held to maturity	3,787,533	3,677,921

	$3,966,130	$3,860,127

A summary of investment securities that as of December 31, 2013 and 2012 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2013
Investment securities available for sale:
U.S. Treasury and federal agencies	$745	$(2)	$—	$—
Obligations of states and political subdivisions	—	—	558	(6)
Mortgage-backed securities:
Government issued or guaranteed	1,697,094	(19,225)	5,815	(125)
Privately issued	—	—	98	(5)
Collateralized debt obligations	—	—	6,257	(857)
Other debt securities	1,428	(4)	103,602	(19,461)
Equity securities	159	(227)	—	—

	1,699,426	(19,458)	116,330	(20,454)

Investment securities held to maturity:
Obligations of states and political subdivisions	13,517	(120)	1,558	(15)
Mortgage-backed securities:
Government issued or guaranteed	2,629,950	(65,149)	—	—
Privately issued	—	—	159,005	(60,623)

	2,643,467	(65,269)	160,563	(60,638)

Total	$4,342,893	$(84,727)	$276,893	$(81,092)

December 31, 2012
Investment securities available for sale:
Obligations of states and political subdivisions	$166	$(1)	$683	$(7)
Mortgage-backed securities:
Government issued or guaranteed	12,107	(65)	8,804	(164)
Privately issued	121,487	(692)	774,328	(124,981)
Collateralized debt obligations	—	—	6,043	(1,022)
Other debt securities	—	—	95,685	(26,900)
Equity securities	5,535	(1,295)	2,956	(2,125)

	139,295	(2,053)	888,499	(155,199)

Investment securities held to maturity:
Obligations of states and political subdivisions	1,026	(5)	3,558	(22)
Privately issued mortgage-backed securities	—	—	147,273	(94,900)

	1,026	(5)	150,831	(94,922)

Total	$140,321	$(2,058)	$1,039,330	$(250,121)

The Company owned 468 individual investment securities with aggregate gross unrealized losses of $166 million at December 31, 2013. Approximately $61 million of the unrealized losses pertain to privately issued mortgage-backed securities with a cost basis of $220 million. The Company also had $19 million of unrealized losses on available-for-sale trust preferred securities issued by financial institutions having a cost basis of $123 million. Based on a review of each of the securities in the investment securities portfolio at

December 31, 2013, the Company concluded that it expected to recover the amortized cost basis of its investment. As of December 31, 2013, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At December 31, 2013, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $299 million of cost method investment securities.

At December 31, 2013, investment securities with a carrying value of $3,902,317,000, including $2,459,296,000 of investment securities available for sale, were pledged to secure borrowings from various FHLBs, repurchase agreements, governmental deposits, interest rate swap agreements and available lines of credit as described in note 9.

Investment securities pledged by the Company to secure obligations whereby the secured party is permitted by contract or custom to sell or repledge such collateral totaled $1,696,438,000 at December 31, 2013. The pledged securities included securities of the U.S. Treasury and federal agencies and mortgage-backed securities.

4.    Loans and leases

Total loans and leases outstanding were comprised of the following:

	December 31
	2013	2012
	(In thousands)
Loans
Commercial, financial, etc.	$17,477,238	$16,500,202
Real estate:
Residential	8,911,554	11,161,323
Commercial	21,799,886	22,333,036
Construction	4,457,650	3,772,413
Consumer	10,280,527	11,550,274

Total loans	62,926,855	65,317,248
Leases
Commercial	1,398,928	1,472,938

Total loans and leases	64,325,783	66,790,186
Less: unearned discount	(252,624)	(219,229)

Total loans and leases, net of unearned discount	$64,073,159	$66,570,957

One-to-four family residential mortgage loans held for sale were $401 million at December 31, 2013 and $1.2 billion at December 31, 2012. Commercial real estate loans held for sale were $68 million at December 31, 2013 and $200 million at December 31, 2012.

During the second and third quarters of 2013, the Company securitized approximately $1.3 billion of one-to-four family residential real estate loans previously held in the Company’s loan portfolio into guaranteed mortgage-backed securities with the Government National Mortgage Association (“Ginnie Mae”) and recognized gains of $42,382,000. In addition, the Company securitized and sold in September 2013 approximately $1.4 billion of automobile loans held in its loan portfolio, resulting in a gain of $20,683,000.

As of December 31, 2013, approximately $2.3 billion of commercial real estate loan balances serviced for others had been sold with recourse in conjunction with the Company’s participation in the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program. At December 31, 2013, the Company estimated that the recourse obligations described above were not material to the Company’s consolidated financial position. There have been no material losses incurred as a result of those credit recourse arrangements.

In addition to recourse obligations, as described in note 21, the Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. Charges incurred for such obligation, which are recorded as a reduction of mortgage banking revenues, were $17 million, $28 million and $23 million in 2013, 2012 and 2011, respectively.

The outstanding principal balance and the carrying amount of acquired loans that were recorded at fair value at the acquisition date that is included in the consolidated balance sheet were as follows:

	December 31
	2013	2012
	(In thousands)
Outstanding principal balance	$4,656,811	$6,705,120
Carrying amount:
Commercial, financial, leasing, etc.	580,685	928,107
Commercial real estate	1,541,368	2,567,050
Residential real estate	576,473	707,309
Consumer	1,308,926	1,637,887

	$4,007,452	$5,840,353

Purchased impaired loans included in the table above totaled $331 million at December 31, 2013 and $447 million at December 31, 2012, representing less than 1% of the Company’s assets as of each date. A summary of changes in the accretable yield for acquired loans for the years ended December 31, 2013, 2012 and 2011 follows:

For Year Ended December 31,	2013		2012		2011
	Purchased	Other	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired	Impaired	Acquired
	(In thousands)
Balance at beginning of period	$42,252	$638,272	$30,805	$807,960	$9,245	$447,505
Additions	—	—	—	—	39,358	648,631
Interest income	(36,727)	(247,295)	(40,551)	(295,654)	(26,221)	(268,315)
Reclassifications from nonaccretable balance, net	31,705	149,595	51,998	148,490	8,629	1,800
Other(a)	—	(1,939)	—	(22,524)	(206)	(21,661)

Balance at end of period	$37,230	$538,633	$42,252	$638,272	$30,805	$807,960

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

A summary of current, past due and nonaccrual loans as of December 31, 2013 and 2012 follows:

			90 Days or More Past Due and Accruing
	Current	30-89 Days Past Due	Non- acquired	Acquired(a)	Purchased Impaired(b)	Nonaccrual	Total
	(In thousands)
December 31, 2013
Commercial, financial, leasing, etc.	$18,489,474	$77,538	$4,981	$6,778	$15,706	$110,739	$18,705,216
Real estate:
Commercial	21,236,071	145,749	63,353	35,603	88,034	173,048	21,741,858
Residential builder and developer	1,025,984	8,486	141	7,930	137,544	96,427	1,276,512
Other commercial construction	2,986,598	42,234	—	8,031	57,707	35,268	3,129,838
Residential	7,630,368	295,131	294,649	43,700	29,184	252,805	8,545,837
Residential Alt-A	283,253	18,009	—	—	—	81,122	382,384
Consumer:
Home equity lines and loans	5,972,365	40,537	—	27,754	2,617	78,516	6,121,789
Automobile	1,314,246	29,144	—	366	—	21,144	1,364,900
Other	2,726,522	47,830	5,386	—	—	25,087	2,804,825

Total	$61,664,881	$704,658	$368,510	$130,162	$330,792	$874,156	$64,073,159

December 31, 2012
Commercial, financial, leasing, etc.	$17,511,052	$62,479	$23,490	$10,587	$17,437	$151,908	$17,776,953
Real estate:
Commercial	21,759,997	118,249	13,111	54,995	132,962	193,859	22,273,173
Residential builder and developer	757,311	35,419	3,258	23,909	187,764	181,865	1,189,526
Other commercial construction	2,379,953	35,274	509	9,572	68,971	36,812	2,531,091
Residential	9,811,956	337,969	313,184	45,124	36,769	249,314	10,794,316
Residential Alt-A	331,021	19,692	—	—	—	95,808	446,521
Consumer:
Home equity lines and loans	6,199,591	40,759	—	20,318	3,211	58,071	6,321,950
Automobile	2,442,502	40,461	—	251	—	25,107	2,508,321
Other	2,661,432	40,599	4,845	1,798	—	20,432	2,729,106

Total	$63,854,815	$730,901	$358,397	$166,554	$447,114	$1,013,176	$66,570,957

(a)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.

(b)	Accruing loans that were impaired at acquisition date and were recorded at fair value.

If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on such loans would have amounted to $62,010,000 in 2013, $69,054,000 in 2012 and $80,278,000 in 2011. The actual amounts included in interest income during 2013, 2012 and 2011 on such loans were $31,987,000, $30,484,000 and $31,301,000, respectively.

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

The table below summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the year ended December 31, 2013:

		Recorded Investment		Financial Effects of Modification
	Number	Pre- modifica- tion	Post- modifica- tion	Recorded Investment (a)	Interest (b)
	(Dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	79	$16,389	$16,002	$(387)	$—
Interest rate reduction	1	104	335	231	(54)
Other	4	50,433	50,924	491	—
Combination of concession types	11	6,229	5,578	(651)	(458)
Real estate:
Commercial
Principal deferral	27	40,639	40,464	(175)	—
Other	2	449	475	26	—
Combination of concession types	9	2,649	3,040	391	(250)
Residential builder and developer
Principal deferral	18	21,423	20,577	(846)	—
Other	1	4,039	3,888	(151)	—
Combination of concession types	3	15,580	15,514	(66)	(535)
Other commercial construction
Principal deferral	3	590	521	(69)	—
Residential
Principal deferral	32	3,556	3,821	265	—
Other	1	195	195	—	—
Combination of concession types	61	73,940	70,854	(3,086)	(924)
Residential Alt-A
Principal deferral	10	1,900	1,880	(20)	—
Combination of concession types	19	2,826	3,148	322	(790)
Consumer:
Home equity lines and loans
Principal deferral	10	859	861	2	—
Interest rate reduction	1	99	99	—	(8)
Other	1	106	106	—	—
Combination of concession types	28	2,190	2,190	—	(270)
Automobile
Principal deferral	460	6,148	6,148	—	—
Interest rate reduction	15	235	235	—	(22)
Other	78	339	339	—	—
Combination of concession types	225	2,552	2,552	—	(191)
Other
Principal deferral	36	332	332	—	—
Interest rate reduction	1	12	12	—	(2)
Other	2	14	14	—	—
Combination of concession types	120	4,248	4,248	—	(1,187)

Total	1,258	$258,075	$254,352	$(3,723)	$(4,691)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.

(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

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

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended December 31, 2013, 2012 and 2011 and for which there was a subsequent payment default during the respective period were not material.

Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $120,000, amounted to $135,512,000 and $99,532,000 at December 31, 2013 and 2012, respectively. During 2013, new borrowings by such persons amounted to $44,799,000 (including any borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions (including reductions resulting from retirements) were $8,819,000.

At December 31, 2013, approximately $8.9 billion of commercial loans and leases, $9.6 billion of commercial real estate loans, $5.3 billion of one-to-four family residential real estate loans, $4.1 billion of home equity loans and lines of credit and $2.1 billion of other consumer loans were pledged to secure outstanding borrowings from the FHLB of New York and available lines of credit as described in note 9.

The Company’s loan and lease portfolio includes commercial lease financing receivables consisting of direct financing and leveraged leases for machinery and equipment, railroad equipment, commercial trucks and trailers, and aircraft. A summary of lease financing receivables follows:

	December 31
	2013	2012
	(In thousands)
Commercial leases:
Direct financings:
Lease payments receivable	$1,052,214	$1,106,434
Estimated residual value of leased assets	85,595	96,468
Unearned income	(114,101)	(134,428)

Investment in direct financings	1,023,708	1,068,474
Leveraged leases:
Lease payments receivable	127,821	132,466
Estimated residual value of leased assets	133,298	137,570
Unearned income	(47,188)	(50,378)

Investment in leveraged leases	213,931	219,658

Total investment in leases.	$1,237,639	$1,288,132

Deferred taxes payable arising from leveraged leases	$172,296	$172,026

Included within the estimated residual value of leased assets at December 31, 2013 and 2012 were $54 million and $61 million, respectively, in residual value associated with direct financing leases that are guaranteed by the lessees or others.

At December 31, 2013, the minimum future lease payments to be received from lease financings were as follows:

(In thousands)
Year ending December 31:
2014	$268,434
2015	247,620
2016	193,920
2017	122,781
2018	85,341
Later years	261,939

$1,180,035

5.    Allowance for credit losses

Changes in the allowance for credit losses for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
2013		Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$246,759	$337,101	$88,807	$179,418	$73,775	$925,860
Provision for credit losses	124,180	275	3,149	56,156	1,240	185,000
Allowance related to loans sold or securitized	—	—	—	(11,000)	—	(11,000)
Net charge-offs
Charge-offs	(109,329)	(34,595)	(23,621)	(85,965)	—	(253,510)
Recoveries	11,773	22,197	10,321	26,035	—	70,326

Net charge-offs	(97,556)	(12,398)	(13,300)	(59,930)	—	(183,184)

Ending balance	$273,383	$324,978	$78,656	$164,644	$75,015	$916,676

2012
Beginning balance	$234,022	$367,637	$91,915	$143,121	$71,595	$908,290
Provision for credit losses	42,510	5,211	34,864	119,235	2,180	204,000
Net charge-offs
Charge-offs	(41,148)	(41,945)	(44,314)	(103,348)	—	(230,755)
Recoveries	11,375	6,198	6,342	20,410	—	44,325

Net charge-offs	(29,773)	(35,747)	(37,972)	(82,938)	—	(186,430)

Ending balance	$246,759	$337,101	$88,807	$179,418	$73,775	$925,860

2011
Beginning balance	$212,579	$400,562	$86,351	$133,067	$70,382	$902,941
Provision for credit losses	66,240	44,404	57,081	101,062	1,213	270,000
Net charge-offs
Charge-offs	(55,021)	(86,869)	(58,351)	(109,246)	—	(309,487)
Recoveries	10,224	9,540	6,834	18,238	—	44,836

Net charge-offs	(44,797)	(77,329)	(51,517)	(91,008)	—	(264,651)

Ending balance	$234,022	$367,637	$91,915	$143,121	$71,595	$908,290

Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type.

In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type. The amounts of loss components in the Company’s loan and lease portfolios are determined through a loan by loan analysis of larger balance commercial and commercial real estate loans that are in nonaccrual status and by applying loss factors to groups of loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. In determining the allowance for credit losses, the Company utilizes a loan grading system which is applied to commercial and commercial real estate credits on an individual loan basis. Loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, geographic location, financial condition and performance, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. As updated appraisals are obtained on individual loans or other events in the market place indicate that collateral values have significantly changed, individual loan grades are adjusted as appropriate. Changes in other factors cited may also lead to loan grade changes at any time. Except for consumer and residential real estate loans that are considered smaller balance homogenous loans and acquired loans that are evaluated on an aggregated basis, the Company considers a loan to be impaired for purposes of applying GAAP when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days. Regardless of loan type, the Company considers a loan to be impaired if it qualifies as a troubled debt restructuring. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.

The following tables provide information with respect to loans and leases that were considered impaired as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011.

	December 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$90,293	$112,092	$24,614	$127,282	$149,534	$33,829
Real estate:
Commercial	113,570	132,325	19,520	121,542	143,846	23,641
Residential builder and developer	33,311	55,122	4,379	115,306	216,218	25,661
Other commercial construction	86,260	90,515	4,022	73,544	76,869	6,836
Residential	96,508	114,521	7,146	103,451	121,819	3,521
Residential Alt-A	111,911	124,528	14,000	128,891	141,940	17,000
Consumer:
Home equity lines and loans	13,672	14,796	3,312	12,360	13,567	2,254
Automobile	40,441	40,441	11,074	49,210	49,210	14,273
Other	17,660	17,660	4,541	14,408	14,408	5,667

	603,626	702,000	92,608	745,994	927,411	132,682

With no related allowance recorded:
Commercial, financial, leasing, etc.	28,093	33,095	—	32,631	42,199	—
Real estate:
Commercial	65,271	84,333	—	78,380	100,337	—
Residential builder and developer	72,366	104,768	—	74,307	105,438	—
Other commercial construction	7,369	11,493	—	23,018	23,532	—
Residential	84,144	95,358	—	86,342	96,448	—
Residential Alt-A	28,357	52,211	—	31,354	58,768	—

	285,600	381,258	—	326,032	426,722	—

Total:
Commercial, financial, leasing, etc.	118,386	145,187	24,614	159,913	191,733	33,829
Real estate:
Commercial	178,841	216,658	19,520	199,922	244,183	23,641
Residential builder and developer	105,677	159,890	4,379	189,613	321,656	25,661
Other commercial construction	93,629	102,008	4,022	96,562	100,401	6,836
Residential	180,652	209,879	7,146	189,793	218,267	3,521
Residential Alt-A	140,268	176,739	14,000	160,245	200,708	17,000
Consumer:
Home equity lines and loans	13,672	14,796	3,312	12,360	13,567	2,254
Automobile	40,441	40,441	11,074	49,210	49,210	14,273
Other	17,660	17,660	4,541	14,408	14,408	5,667

Total	$889,226	$1,083,258	$92,608	$1,072,026	$1,354,133	$132,682

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Average Recorded Investment	Interest Income Recognized		Average Recorded Investment	Interest Income Recognized
		Total	Cash Basis		Total	Cash Basis
	(In thousands)
Commercial, financial, leasing, etc.	$155,188	$7,197	$7,197	$151,314	$2,938	$2,938
Real estate:
Commercial	197,533	4,852	4,852	185,171	2,834	2,834
Residential builder and developer	147,288	1,043	796	249,191	1,563	1,102
Other commercial construction	96,475	5,248	5,248	99,672	5,020	5,020
Residential	183,059	6,203	4,111	132,888	5,284	3,300
Residential Alt-A	149,461	6,784	2,341	171,546	7,175	2,226
Consumer:
Home equity lines and loans	12,811	683	183	11,322	663	179
Automobile	44,116	2,916	515	51,650	3,470	724
Other	15,710	634	208	11,028	472	197

Total	$1,001,641	$35,560	$25,451	$1,063,782	$29,419	$18,520

	Year Ended December 31, 2011
		Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis
	(In thousands)
Commercial, financial, leasing, etc.	$163,485	$3,306	$3,278
Real estate:
Commercial	189,837	2,060	1,985
Residential builder and developer	317,296	1,948	860
Other commercial construction	105,947	926	684
Residential	99,107	4,271	2,286
Residential Alt-A	196,161	7,713	1,965
Consumer:
Home equity lines and loans	11,428	681	106
Automobile	56,862	3,850	1,060
Other	5,006	273	89

Total	$1,145,129	$25,028	$12,313

In accordance with the previously described policies, the Company utilizes a loan grading system that is applied to all commercial loans and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. All larger balance criticized commercial loans and commercial real estate loans are individually reviewed by centralized loan review personnel each quarter to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. Smaller balance criticized loans are analyzed by business line risk management areas to ensure proper loan grade classification. Furthermore, criticized nonaccrual commercial loans and commercial real estate loans are considered impaired and, as a result, specific loss allowances on such loans are established within the allowance for credit losses to the extent appropriate in each individual instance. The following table summarizes the loan grades applied to the various classes of the Company’s commercial loans and commercial real estate loans.

		Real Estate
	Commercial, Financial, Leasing, etc	Commercial	Residential Builder and Developer	Other Commercial Construction
	(In thousands)
December 31, 2013
Pass	$17,894,592	$20,972,257	$1,107,144	$3,040,106
Criticized accrual	699,885	596,553	72,941	54,464
Criticized nonaccrual	110,739	173,048	96,427	35,268

Total	$18,705,216	$21,741,858	$1,276,512	$3,129,838

December 31, 2012
Pass	$16,889,753	$21,275,182	$922,141	$2,307,436
Criticized accrual	735,292	804,132	85,520	186,843
Criticized nonaccrual	151,908	193,859	181,865	36,812

Total	$17,776,953	$22,273,173	$1,189,526	$2,531,091

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(In thousands)
December 31, 2013
Individually evaluated for impairment	$24,614	$27,563	$21,127	$18,927	$92,231
Collectively evaluated for impairment	246,096	296,781	55,864	144,210	742,951
Purchased impaired	2,673	634	1,665	1,507	6,479

Allocated	$273,383	$324,978	$78,656	$164,644	841,661

Unallocated					75,015

Total					$916,676

December 31, 2012
Individually evaluated for impairment	$33,669	$55,291	$20,502	$22,194	$131,656
Collectively evaluated for impairment	212,930	280,789	66,684	156,661	717,064
Purchased impaired	160	1,021	1,621	563	3,365

Allocated	$246,759	$337,101	$88,807	$179,418	852,085

Unallocated					73,775

Total					$925,860

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(In thousands)
December 31, 2013
Individually evaluated for impairment	$118,386	$376,339	$320,360	$71,773	$886,858
Collectively evaluated for impairment	18,571,124	25,488,584	8,578,677	10,217,124	62,855,509
Purchased impaired	15,706	283,285	29,184	2,617	330,792

Total	$18,705,216	$26,148,208	$8,928,221	$10,291,514	$64,073,159

December 31, 2012
Individually evaluated for impairment	$159,761	$480,335	$349,477	$75,978	$1,065,551
Collectively evaluated for impairment	17,599,755	25,123,758	10,854,591	11,480,188	65,058,292
Purchased impaired	17,437	389,697	36,769	3,211	447,114

Total	$17,776,953	$25,993,790	$11,240,837	$11,559,377	$66,570,957

6.    Premises and equipment

The detail of premises and equipment was as follows:

	December 31
	2013	2012
	(In thousands)
Land	$84,220	$84,545
Buildings — owned	402,065	393,527
Buildings — capital leases	1,131	1,131
Leasehold improvements	208,947	198,498
Furniture and equipment — owned	547,824	465,113
Furniture and equipment — capital leases	17,703	17,915

	1,261,890	1,160,729
Less: accumulated depreciation and amortization
Owned assets	617,228	559,948
Capital leases	11,142	6,129

	628,370	566,077

Premises and equipment, net	$633,520	$594,652

Net lease expense for all operating leases totaled $103,297,000 in 2013, $102,924,000 in 2012 and $97,098,000 in 2011. Minimum lease payments under noncancelable operating leases are presented in note 21. Minimum lease payments required under capital leases are not material.

7.    Capitalized servicing assets

Changes in capitalized servicing assets were as follows:

	Residential Mortgage Loans			Commercial Mortgage Loans
For Year Ended December 31,	2013	2012	2011	2013	2012	2011
	(In thousands)
Beginning balance	$104,855	$131,264	$92,066	$59,978	$51,250	$42,613
Originations	52,375	14,577	13,920	26,754	19,653	17,613
Purchases	272	109	61,642	—	—	—
Recognized in loan securitization transactions	13,696	—	—	—	—	—
Amortization	(44,821)	(41,095)	(36,364)	(14,233)	(10,925)	(8,976)

	126,377	104,855	131,264	72,499	59,978	51,250
Valuation allowance	(300)	(4,500)	(1,800)	—	—	—

Ending balance, net	$126,077	$100,355	$129,464	$72,499	$59,978	$51,250

	Other			Total
For Year Ended December 31,	2013	2012	2011	2013	2012	2011
	(In thousands)
Beginning balance	$8,143	$15,678	$26,197	$172,976	$198,192	$160,876
Originations	—	—	—	79,129	34,230	31,533
Purchases	—	—	—	272	109	61,642
Recognized in loan securitization transactions	9,382	—	—	23,078	—	—
Amortization	(6,300)	(7,535)	(10,519)	(65,354)	(59,555)	(55,859)

	11,225	8,143	15,678	210,101	172,976	198,192
Valuation allowance	—	—	—	(300)	(4,500)	(1,800)

Ending balance, net	$11,225	$8,143	$15,678	$209,801	$168,476	$196,392

Residential mortgage loans serviced for others were $69.1 billion at December 31, 2013, $32.1 billion at December 31, 2012 and $36.3 billion at December 31, 2011. Reflected in residential mortgage loans serviced for others were loans sub-serviced for others of $46.6 billion, $12.5 billion and $14.3 billion at December 31, 2013, 2012, and 2011, respectively. Commercial mortgage loans serviced for others were $11.4 billion, $10.6 billion and $9.0 billion at December 31, 2013, 2012 and 2011, respectively. Other loans serviced for others include small-balance commercial mortgage loans and automobile loans totaling $4.4 billion, $3.8 billion and $4.4 billion at December 31, 2013, 2012 and 2011, respectively.

Changes in the valuation allowance for capitalized residential mortgage servicing assets were not significant in 2013, 2012 or 2011. The estimated fair value of capitalized residential mortgage loan servicing assets was approximately $266 million at December 31, 2013 and $138 million at December 31, 2012. The fair value of capitalized residential mortgage loan servicing assets was estimated using weighted-average discount rates of 9.3% and 10.6% at December 31, 2013 and 2012, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2013 and 2012, the discount rate represented a weighted-average option-adjusted spread (“OAS”) of 770 basis points (hundredths of one percent) and 929 basis points, respectively, over market implied forward London Interbank Offered Rates. The estimated fair value of capitalized residential mortgage loan servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The estimated fair value of capitalized commercial mortgage loan servicing assets was approximately $85 million and $71 million at December 31, 2013 and 2012, respectively. An 18% discount rate was used to estimate the fair value of capitalized commercial mortgage loan servicing rights at December 31, 2013 and 2012 with no prepayment assumptions because, in general, the servicing agreements allow the Company to share in customer loan prepayment fees and thereby recover the remaining carrying value of the capitalized servicing rights associated with such loan. The Company’s ability to realize the carrying value of capitalized commercial mortgage servicing rights is more dependent on the borrowers’ abilities to repay the underlying loans than on prepayments or changes in interest rates.

The key economic assumptions used to determine the fair value of significant portfolios of capitalized servicing rights at December 31, 2013 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

	Residential	Commercial
Weighted-average prepayment speeds	11.39%
Impact on fair value of 10% adverse change	$(11,283,000)
Impact on fair value of 20% adverse change	(21,664,000)
Weighted-average OAS	7.70%
Impact on fair value of 10% adverse change	$(5,714,000)
Impact on fair value of 20% adverse change	(11,155,000)
Weighted-average discount rate		18.00%
Impact on fair value of 10% adverse change		$(3,677,000)
Impact on fair value of 20% adverse change		(7,096,000)

As described in note 19, during 2013 the Company securitized approximately $1.3 billion of one-to-four family residential mortgage loans formerly held in the Company’s loan portfolio in guaranteed mortgage securitizations with Ginnie Mae and securitized and sold approximately $1.4 billion of automobile loans. In conjunction with these transactions, the Company retained the servicing rights to the loans.

8.    Goodwill and other intangible assets

In accordance with GAAP, the Company does not amortize goodwill, however, core deposit and other intangible assets are amortized over the estimated life of each respective asset. Total amortizing intangible assets were comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
December 31, 2013
Core deposit	$755,794	$705,518	$50,276
Other	177,268	158,693	18,575

Total	$933,062	$864,211	$68,851

December 31, 2012
Core deposit	$755,794	$670,940	$84,854
Other	177,268	146,359	30,909

Total	$933,062	$817,299	$115,763

Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of five to ten years. The weighted-average original amortization period was approximately eight years. The remaining weighted-average amortization period as of December 31, 2013 was approximately three years. Amortization expense for core deposit and other intangible assets was $46,912,000, $60,631,000 and $61,617,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated amortization expense in future years for such intangible assets is as follows:

(In thousands)
Year ending December 31:
2014	$33,825
2015	20,938
2016	10,052
2017	3,303
2018	733

$68,851

In accordance with GAAP, the Company completed annual goodwill impairment tests as of October 1, 2013, 2012 and 2011. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations, which has historically been the Company’s core relationship business reporting units. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The implied fair value of the goodwill was determined as the difference between the estimated incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. To test for goodwill impairment at each evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. The methodologies used to estimate fair values of reporting units as of the acquisition dates and as of the evaluation dates were similar. For the Company’s core customer relationship business reporting units, fair value was estimated as the present value of the expected future cash flows of the reporting unit. Based on the results of the goodwill impairment tests, the Company concluded that the amount of recorded goodwill was not impaired at the respective testing dates.

A summary of goodwill assigned to each of the Company’s reportable segments as of December 31, 2013 and 2012 for purposes of testing for impairment is as follows.

(In thousands)
Business Banking	$748,907
Commercial Banking	907,524
Commercial Real Estate	349,197
Discretionary Portfolio	—
Residential Mortgage Banking	—
Retail Banking	1,144,404
All Other	374,593

Total	$3,524,625

9.    Borrowings

The amounts and interest rates of short-term borrowings were as follows:

	Federal Funds Purchased and Repurchase Agreements	Other Short-term Borrowings	Total
	(Dollars in thousands)
At December 31, 2013
Amount outstanding	$260,455	$—	$260,455
Weighted-average interest rate	0.04%	—	0.04%
For the year ended December 31, 2013
Highest amount at a month-end	$563,879	$—
Daily-average amount outstanding	390,034	—	$390,034
Weighted-average interest rate	0.11%	—	0.11%
At December 31, 2012
Amount outstanding	$1,074,482	$—	$1,074,482
Weighted-average interest rate	0.11%	—	0.11%
For the year ended December 31, 2012
Highest amount at a month-end	$1,224,194	$50,016
Daily-average amount outstanding	822,859	16,043	$838,902
Weighted-average interest rate	0.15%	0.57%	0.15%
At December 31, 2011
Amount outstanding	$732,059	$50,023	$782,082
Weighted-average interest rate	0.04%	0.70%	0.09%
For the year ended December 31, 2011
Highest amount at a month-end	$1,389,237	$142,927
Daily-average amount outstanding	706,749	120,059	$826,808
Weighted-average interest rate	0.11%	0.18%	0.12%

Short-term borrowings have a stated maturity of one year or less at the date the Company enters into the obligation. In general, federal funds purchased and short-term repurchase agreements outstanding at December 31, 2013 matured on the next business day following year-end. Other short-term borrowings at December 31, 2011 included $50 million of borrowings from FHLBs. There were no similar borrowings at December 31, 2013 or December 31, 2012.

At December 31, 2013, the Company had lines of credit under formal agreements as follows:

	M&T	M&T Bank	Wilmington Trust, N.A.
	(In thousands)
Outstanding borrowings	$—	$28,868	$—
Unused	30,000	19,838,117	300,710

M&T has a revolving credit agreement with an unaffiliated commercial bank whereby M&T may borrow up to $30 million at its discretion through November 21, 2014. At December 31, 2013, M&T Bank had borrowing facilities available with the FHLBs whereby M&T Bank could borrow up to approximately $8.3 billion. Additionally, M&T Bank and Wilmington Trust, National Association (“Wilmington Trust, N.A.”), a wholly owned subsidiary of M&T, had available lines of credit with the Federal Reserve Bank of New York totaling approximately $11.8 billion at December 31, 2013. M&T Bank and Wilmington Trust, N.A. are required to pledge loans and investment securities as collateral for these borrowing facilities.

Long-term borrowings were as follows:

	December 31,
	2013	2012
	(In thousands)
Senior notes of M&T Bank:
Variable rate due 2016	$300,000	$—
1.45% due 2018	502,479	—
Advances from FHLB:
Fixed rates	29,079	30,066
Agreements to repurchase securities	1,400,000	1,400,000
Subordinated notes of Wilmington Trust Corporation
(a wholly owned subsidiary of M&T):
4.875% due 2013	—	251,298
8.50% due 2018	224,067	230,255
Subordinated notes of M&T Bank:
6.625% due 2017	437,582	455,439
9.50% due 2018	50,000	50,000
5.585% due 2020, variable rate commencing 2015	392,964	385,669
5.629% due 2021, variable rate commencing 2016	559,378	583,097
Junior subordinated debentures of M&T associated with preferred capital securities:
Fixed rates:
M&T Capital Trust I — 8.234%, due 2027	154,640	154,640
M&T Capital Trust II — 8.277%, due 2027	103,093	103,093
M&T Capital Trust III — 9.25%, due 2027	66,109	66,434
BSB Capital Trust I — 8.125%, due 2028	15,589	15,566
Provident Trust I — 8.29%, due 2028	25,051	24,746
Southern Financial Statutory Trust I — 10.60%, due 2030	6,521	6,496
M&T Capital Trust IV — 8.50%, due 2068	350,010	350,010
Variable rates:
First Maryland Capital I — due 2027	144,641	144,102
First Maryland Capital II — due 2027	145,964	145,301
Allfirst Asset Trust — due 2029	96,059	95,913
BSB Capital Trust III — due 2033	15,464	15,464
Provident Trust III — due 2033	52,176	51,694
Southern Financial Capital Trust III — due 2033	7,747	7,683
Other	30,257	40,792

	$5,108,870	$4,607,758

During the first quarter of 2013, M&T Bank instituted a Bank Note Program whereby M&T Bank may offer up to $5 billion in unsecured senior and subordinated notes. During March 2013, three-year floating rate senior notes due March 2016 were issued for $300 million and five-year 1.45% fixed rate senior notes due March 2018 were issued for $500 million. The floating rate notes pay interest quarterly at rates that are indexed to the three-month LIBOR. The rate at December 31, 2013 was .54%.

Long-term fixed rate advances from the FHLB had contractual interest rates ranging from 3.48% to 7.32% at December 31, 2013 and 2012. The weighted-average contractual interest rates payable were 4.60% at December 31, 2013 and 4.64% at December 31, 2012. Advances from the FHLB mature at various dates through 2035 and are secured by residential real estate loans, commercial real estate loans and investment securities.

Long-term agreements to repurchase securities had contractual interest rates that ranged from 3.61% to 4.30% at each of December 31, 2013 and 2012. The weighted-average contractual interest rates were 3.90% at each of those dates. The agreements outstanding at December 31, 2013 reflect various repurchase dates through 2017, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates. The agreements are subject to legally enforceable master netting arrangements, however, the Company has not offset any amounts related to these agreements in its consolidated financial statements. The Company posted collateral of $1.6 billion at each of December 31, 2013 and 2012.

The subordinated notes of M&T Bank and Wilmington Trust Corporation are unsecured and are subordinate to the claims of other creditors of those entities.

The fixed and floating rate junior subordinated deferrable interest debentures of M&T (“Junior Subordinated Debentures”) are held by various trusts and were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in M&T’s Tier 1 capital. However, in July 2013, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation issued a final rule to comprehensively revise the capital framework for the U.S. banking sector. Under that rule, trust preferred capital securities will be phased out from inclusion in Tier 1 capital such that in 2015 only 25% of then-outstanding securities will be included in Tier 1 capital and beginning in 2016 none of the securities will be included in Tier 1 capital. The variable rate Junior Subordinated Debentures pay interest quarterly at rates that are indexed to the three-month LIBOR. Those rates ranged from 1.09% to 3.59% at December 31, 2013 and from 1.16% to 3.69% at December 31, 2012. The weighted-average variable rates payable on those Junior Subordinated Debentures were 1.67% at December 31, 2013 and 1.75% at December 31, 2012.

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

The Capital Securities will remain outstanding until the Junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity or are distributed in liquidation to the Trusts. The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates (ranging from 2027 to 2068) of the Junior Subordinated Debentures or the earlier redemption of the

Junior Subordinated Debentures in whole upon the occurrence of one or more events set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after an optional redemption prior to contractual maturity contemporaneously with the optional redemption of the related Junior Subordinated Debentures in whole or in part, subject to possible regulatory approval. In January 2014, M&T announced that it will redeem all of the issued and outstanding 8.5% $350 million trust preferred securities issued by M&T Capital Trust IV and the related junior subordinated debentures held by M&T Capital Trust IV on February 27, 2014.

Long-term borrowings at December 31, 2013 mature as follows:

(In thousands)
Year ending December 31:
2014	$22,021
2015	5,756
2016	1,105,075
2017	1,041,871
2018	777,991
Later years	2,156,156

$5,108,870

10.    Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T is presented below:

	December 31, 2013		December 31, 2012
	Shares Issued and Outstanding	Carrying Value	Shares Issued and Outstanding	Carrying Value
	(Dollars in thousands)
Series A(a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share	230,000	$230,000	230,000	$226,965
Series C(a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share	151,500	151,500	151,500	145,535
Series D(b)
Fixed Rate Non-cumulative Perpetual Preferred Stock, Series D, $10,000 liquidation preference per share	50,000	500,000	50,000	500,000

(a)	Shares were originally issued as part of the TARP of the U.S Treasury. Cash proceeds were allocated between the preferred stock and a ten-year warrant to purchase M&T common stock (Series A — 1,218,522 common shares at $73.86 per share, Series C — 407,542 common shares at $55.76 per share). The U.S. Treasury sold all of the shares of M&T preferred stock that it held in August 2012. In connection with that sale, the terms of the preferred stock were modified such that dividends, if declared, were paid quarterly at a rate of 5% per year through November 14, 2013 and at 6.375% thereafter, and M&T agreed to not redeem the preferred shares until on or after November 15, 2018. In December 2012, the U.S. Treasury sold to other investors the Series A warrants for $26.50 per warrant. In March 2013, the U.S. Treasury exercised the Series C warrants in a “cashless” exercise, resulting in the issuance of 186,589 common shares. During 2013, 69,127 of the Series A warrants were exercised in “cashless” exercises, resulting in the issuance of 25,427 common shares. Remaining outstanding Series A warrants were 1,149,395 at December 31, 2013.

(b)	Dividends, if declared, will be paid semi-annually at a rate of 6.875% per year. The shares are redeemable in whole or in part on or after June 15, 2016. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

In addition to the Series A and Series C warrants mentioned in (a) above, a ten-year warrant to purchase 95,383 shares of M&T common stock at $518.96 per share was outstanding at each of December 31, 2013 and 2012. That warrant was issued by Wilmington Trust in December 2008 as part of the TARP of the U.S. Treasury.

11.    Stock-based compensation plans

Stock-based compensation expense was $55 million in 2013, $57 million in 2012 and $56 million in 2011. The Company recognized income tax benefits related to stock-based compensation of $29 million in 2013, $30 million in 2012 and $22 million in 2011.

The Company’s equity incentive compensation plan allows for the issuance of various forms of stock-based compensation, including stock options, restricted stock, restricted stock units and performance-based awards. Through December 31, 2013, only stock-based compensation awards, including stock options, restricted stock and restricted stock units, that vest with the passage of time as service is provided have been issued. At December 31, 2013 and 2012, respectively, there were 4,874,542 and 5,307,228 shares available for future grant under the Company’s equity incentive compensation plan.

Restricted stock awards

Restricted stock awards are comprised of restricted stock and restricted stock units. Restricted stock awards generally vest over four years. Unrecognized compensation expense associated with restricted stock was $27 million as of December 31, 2013 and is expected to be recognized over a weighted-average period of 1.5 years. The Company generally will issue restricted shares from treasury stock to the extent available, but may also issue new shares. During 2013, 2012 and 2011, the number of restricted shares issued was 269,755, 453,908 and 451,248, respectively, with a weighted-average grant date fair value of $27,716,000, $36,969,000 and $38,369,000, respectively. Unrecognized compensation expense associated with restricted stock units was $9 million as of December 31, 2013 and is expected to be recognized over a weighted-average period of 1.4 years. During 2013, 2012 and 2011 the number of restricted stock units issued was 315,316, 278,505 and 242,282, respectively, with a weighted-average grant date fair value of $32,380,000, $22,139,000 and $20,921,000, respectively.

A summary of restricted stock and restricted stock unit activity follows:

	Restricted Stock Units Outstanding	Weighted- Average Grant Price	Restricted Stock Outstanding	Weighted- Average Grant Price
Unvested at January 1, 2013	799,495	$70.28	1,095,631	$71.01
Granted	315,316	102.69	269,755	102.75
Vested	(341,348)	56.43	(446,882)	56.74
Cancelled	(2,633)	96.90	(55,809)	87.05

Unvested at December 31, 2013	770,830	$89.58	862,695	$87.29

Stock option awards

Stock options issued generally vest over four years and are exercisable over terms not exceeding ten years and one day. The Company used an option pricing model to estimate the grant date present value of stock options granted. Stock options granted in 2013, 2012 and 2011 were not significant.

A summary of stock option activity follows:

	Stock Options Outstanding	Weighted-Average		Aggregate Intrinsic Value (In thousands)
		Exercise Price	Life (In Years)
Outstanding at January 1, 2013	7,033,359	$103.30
Granted	100	102.69
Exercised	(1,998,841)	95.27
Expired	(153,857)	138.46

Outstanding at December 31, 2013	4,880,761	$105.48	2.8	$66,464

Exercisable at December 31, 2013	4,879,148	$105.49	2.8	$66,400

For 2013, 2012 and 2011, M&T received $172 million, $153 million and $28 million, respectively, in cash and realized tax benefits from the exercise of stock options of $12 million, $8 million and $3 million, respectively. The intrinsic value of stock options exercised during those periods was $34 million, $21 million and $7 million, respectively. As of December 31, 2013, the amount of unrecognized compensation cost related to non-vested stock options was not significant. The total grant date fair value of stock options vested during 2013 was not significant, and for 2012 and 2011 was $17 million and $29 million, respectively. Upon the exercise of stock options, the Company generally issues shares from treasury stock to the extent available, but may also issue new shares.

Stock purchase plan

The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock at a discount through accumulated payroll deductions. In connection with the employee stock purchase plan, 2,500,000 shares of M&T common stock were authorized for issuance under a plan adopted in 2013, of which no shares have been issued. There were no shares issued in 2013, 151,014 shares issued in 2012 under a previous plan and no shares issued in 2011. For 2012 M&T received $10,117,000 in cash for shares purchased through the employee stock purchase plan. Compensation expense recognized for the stock purchase plan was not significant in 2013, 2012 or 2011.

Deferred bonus plan

The Company provided a deferred bonus plan pursuant to which eligible employees could elect to defer all or a portion of their annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants could elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 33,046 and 38,593 at December 31, 2013 and 2012, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet. Through December 31, 2013, 139,429 shares have been issued in connection with the deferred bonus plan.

Directors’ stock plan

The Company maintains a compensation plan for non-employee members of the Company’s boards of directors and directors advisory councils that allows such members to receive all or a portion of their compensation in shares of M&T common stock. Through December 31, 2013, 197,905 shares had been issued in connection with the directors’ stock plan.

Through acquisitions, the Company assumed obligations to issue shares of M&T common stock related to deferred directors compensation plans. Shares of common stock issuable under such plans were 14,185 and 18,816 at December 31, 2013 and 2012, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet.

12.    Pension plans and other postretirement benefits

The Company provides pension (defined benefit and defined contribution plans) and other postretirement benefits (including defined benefit health care and life insurance plans) to qualified retired employees. The Company uses a December 31 measurement date for all of its plans.

Net periodic pension expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Service cost	$24,360	$29,549	$28,828
Interest cost on benefit obligation	60,130	62,037	58,545
Expected return on plan assets	(87,353)	(70,511)	(60,700)
Amortization of prior service credit	(6,556)	(6,559)	(6,559)
Recognized net actuarial loss	41,076	37,386	20,530

Net periodic pension expense	$31,657	$51,902	$40,644

Net other postretirement benefits expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Service cost	$742	$668	$535
Interest cost on benefit obligation	2,691	3,737	3,761
Amortization of prior service cost (credit)	(1,359)	21	107
Recognized net actuarial loss	360	530	36

Net other postretirement benefits expense	$2,434	$4,956	$4,439

Data relating to the funding position of the defined benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,644,567	$1,496,490	$74,966	$90,104
Service cost	24,360	29,549	742	668
Interest cost	60,130	62,037	2,691	3,737
Plan participants’ contributions	—	—	3,069	3,765
Amendments	—	—	—	(13,313)
Actuarial (gain) loss	(184,181)	116,237	(12,830)	(182)
Settlements/curtailments	—	(320)	—	—
Medicare Part D reimbursement	—	—	509	918
Benefits paid	(60,683)	(59,426)	(8,555)	(10,731)

Benefit obligation at end of year	1,484,193	1,644,567	60,592	74,966

Change in plan assets:
Fair value of plan assets at beginning of year	1,408,771	1,117,972	—	—
Actual return on plan assets	150,795	143,430	—	—
Employer contributions	7,801	207,115	4,977	6,048
Plan participants’ contributions	—	—	3,069	3,765
Medicare Part D reimbursement	—	—	509	918
Settlements	—	(320)	—	—
Benefits and other payments	(60,683)	(59,426)	(8,555)	(10,731)

Fair value of plan assets at end of year	1,506,684	1,408,771	—	—

Funded status	$22,491	$(235,796)	$(60,592)	$(74,966)

Assets and liabilities recognized in the consolidated balance sheet were:
Net prepaid asset	$139,576	$—	$—	$—
Accrued liabilities	(117,085)	(235,796)	(60,592)	(74,966)

Amounts recognized in accumulated other comprehensive income (“AOCI”) were:
Net loss (gain)	$191,386	$480,084	$(1,056)	$12,134
Net prior service cost	(16,899)	(23,455)	(11,814)	(13,173)

Pre-tax adjustment to AOCI	174,487	456,629	(12,870)	(1,039)
Taxes.	(68,486)	(179,227)	5,051	408

Net adjustment to AOCI.	$106,001	$277,402	$(7,819)	$(631)

The Company has an unfunded supplemental pension plan for certain key executives. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan were $117,085,000 as of December 31, 2013 and $130,745,000 as of December 31, 2012.

The accumulated benefit obligation for all defined benefit pension plans was $1,460,498,000 and $1,618,119,000 at December 31, 2013 and 2012, respectively.

GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of other comprehensive income. As indicated in the preceding table, as of December 31, 2013 the Company recorded a minimum liability adjustment of $161,617,000 ($174,487,000 related to pension plans and $(12,870,000) related to other postretirement benefits) with a corresponding reduction of shareholders’ equity, net of applicable deferred taxes, of $98,182,000. In aggregate, the benefit plans realized a net gain during 2013 that resulted from actual experience differing from the plan assumptions utilized and from changes in actuarial assumptions. The main factors contributing to that gain were actual investment returns from assets in the qualified defined benefit pension plan that exceeded expected returns and from an increase in the discount rate used in the measurement of the benefit obligations to 4.75% at December 31, 2013 from 3.75% at December 31, 2012. As a result, the Company decreased its minimum liability adjustment from that which was recorded at December 31, 2012 by $293,973,000 with a corresponding increase to shareholders’ equity that, net of applicable deferred taxes, was $178,589,000. The table below reflects the changes in plan assets and benefit obligations recognized in other comprehensive income related to the Company’s postretirement benefit plans.

	Pension Plans	Other Postretirement Benefit Plans	Total
	(In thousands)
2013
Net gain	$(247,622)	$(12,830)	$(260,452)
Amortization of prior service credit	6,556	1,359	7,915
Amortization of loss	(41,076)	(360)	(41,436)

Total recognized in other comprehensive income, pre-tax	$(282,142)	$(11,831)	$(293,973)

2012
Net loss (gain)	$43,318	$(182)	$43,136
Prior service credit	—	(13,313)	(13,313)
Amortization of prior service (cost) credit	6,559	(21)	6,538
Amortization of loss	(37,386)	(530)	(37,916)

Total recognized in other comprehensive income, pre-tax	$12,491	$(14,046)	$(1,555)

The following table reflects the amortization of amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit expense during 2014:

	Pension Plans	Other Postretirement Benefit Plans
	(In thousands)
Amortization of net prior service credit	$(6,552)	$(1,359)
Amortization of net loss	13,460	—

The Company also provides a qualified defined contribution pension plan to eligible employees who were not participants in the defined benefit pension plan as of December 31, 2005 and to other employees who have elected to participate in the defined contribution plan. The Company makes contributions to the defined contribution plan each year in an amount that is based on an individual participant’s total compensation (generally defined as total wages, incentive compensation, commissions and bonuses) and years of service. Participants do not contribute to the defined contribution pension plan. Pension expense recorded in 2013, 2012 and 2011 associated with the defined contribution pension plan was approximately $21 million, $17 million and $13 million, respectively.

Assumptions

The assumed weighted-average rates used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Discount rate	4.75%	3.75%	4.75%	3.75%
Rate of increase in future compensation levels	4.42%	4.50%	—	—

The assumed weighted-average rates used to determine net benefit expense for the years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	3.75%	4.25%	5.25%	3.75%	4.25%	5.25%
Long-term rate of return on plan assets	6.50%	6.50%	6.50%	—	—	—
Rate of increase in future compensation levels	4.50%	4.50%	4.50%	—	—	—

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

For measurement of other postretirement benefits, a 7.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014. The rate was assumed to decrease to 5.0% over 30 years. A one-percentage point change in assumed health care cost trend rates would have had the following effects:

	+1%	-1%
	(In thousands)
Increase (decrease) in:
Service and interest cost	$100	$(91)
Accumulated postretirement benefit obligation	2,147	(1,947)

Plan Assets

The Company’s policy is to invest the pension plan assets in a prudent manner for the purpose of providing benefit payments to participants and mitigating reasonable expenses of administration. The Company’s investment strategy is designed to provide a total return that, over the long-term, places a strong emphasis on the preservation of capital. The strategy attempts to maximize investment returns on assets at a level of risk deemed appropriate by the Company while complying with applicable regulations and laws. The investment strategy utilizes asset diversification as a principal determinant for establishing an appropriate risk profile while emphasizing total return realized from capital appreciation, dividends and interest income. The target allocations for plan assets are generally 45 to 80 percent equity securities, 5 to 40 percent debt securities, and 3 to 30 percent money-market funds/cash equivalents and other investments, although holdings could be more or less than these general guidelines based on market conditions at the time and actions taken or recommended by the investment managers providing advice to the Company. Equity securities include investments in large-cap and mid-cap companies located in the United States and equity mutual funds with domestic and international investments, and, to a lesser extent, direct investments in foreign-based companies. Debt securities include corporate bonds of companies from diversified industries, mortgage-backed securities guaranteed by government agencies, U.S. Treasury securities, and mutual funds that invest in debt securities. Additionally, the Company’s defined benefit pension plan held $168,040,000 (11.2% of total assets) of real estate, private equity and other investments at December 31, 2013. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. Furthermore, management regularly reviews the investment policy and may, if deemed appropriate, make changes to the target allocations noted above.

The fair values of the Company’s pension plan assets at December 31, 2013, by asset category, were as follows:

	Fair Value Measurement of Plan Assets At December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Asset category:
Money-market funds	$37,952	$37,952	$—	$—
Equity securities:
M&T	142,955	142,955	—	—
Domestic(a)	271,203	271,203	—	—
International	24,053	24,053	—	—
Mutual funds:
Domestic	194,099	194,099	—	—
International	413,685	413,685	—	—

	1,045,995	1,045,995	—	—

Debt securities:
Corporate(b)	63,196	—	63,196	—
Government	75,043	—	75,043	—
International	2,443	—	2,443	—
Mutual funds:
Domestic(c)	68,280	68,280	—	—
International	43,742	43,742	—	—

	252,704	112,022	140,682	—

Other:
Diversified mutual fund	93,055	93,055	—	—
Private real estate	3,123	—	—	3,123
Private equity	6,199	—	—	6,199
Hedge funds	65,663	41,489	—	24,174

	168,040	134,544	—	33,496

Total(d)	$1,504,691	$1,330,513	$140,682	$33,496

The fair values of the Company’s pension plan assets at December 31, 2012, by asset category, were as follows:

	Fair Value Measurement of Plan Assets At December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Asset category:
Money-market funds	$46,657	$46,657	$—	$—
Equity securities:
M&T	120,914	120,914	—	—
Domestic(a)	147,382	147,382	—	—
International	8,561	8,561	—	—
Mutual funds:
Domestic	188,950	188,950	—	—
International	208,696	208,696	—	—

	674,503	674,503	—	—

Debt securities:
Corporate(b)	307,712	—	307,712	—
Government	141,224	—	141,224	—
International	10,230	—	10,230	—
Mutual funds:
Domestic(c)	107,576	107,576	—	—
International	54,362	54,362	—	—

	621,104	161,938	459,166	—

Other:
Diversified mutual fund	10,415	10,415	—	—
Private real estate	4,603	—	—	4,603
Private equity	5,347	—	—	5,347
Hedge funds	41,509	10,000	—	31,509

	61,874	20,415	—	41,459

Total(d)	$1,404,138	$903,513	$459,166	$41,459

(a)	This category is comprised of equities of companies primarily within the mid-cap and large-cap sector of the U.S. economy and range across diverse industries.

(b)	This category represents investment grade bonds of U.S. issuers from diverse industries.

(c)	Approximately 35% of the mutual funds were invested in investment grade bonds of U.S. issuers and 65% in high-yielding bonds at December 31, 2013. Approximately 40% of the mutual funds were invested in investment grade bonds of U.S. issuers and 60% in high-yielding bonds at December 31, 2012. The holdings within the funds are spread across diverse industries.

(d)	Excludes dividends and interest receivable totaling $1,993,000 and $4,633,000 at December 31, 2013 and 2012, respectively.

Pension plan assets included common stock of M&T with a fair value of $142,955,000 (9.5% of total plan assets) at December 31, 2013 and $120,914,000 (8.6% of total plan assets) at December 31, 2012. No investment in securities of a non-U.S. Government or government agency issuer exceeded ten percent of plan assets at December 31, 2013. Assets subject to Level 3 valuations did not constitute a significant portion of plan assets at December 31, 2013 or December 31, 2012.

The changes in Level 3 pension plan assets measured at estimated fair value on a recurring basis during the year ended December 31, 2013 were as follows:

	Balance – January 1, 2013	Sales/ Purchases	Total Realized/ Unrealized Gains (Losses)	Balance – December 31, 2013
	(In thousands)
Other
Private real estate	$4,603	$(308)	$(1,172)	$3,123
Private equity	5,347	165	687	6,199
Hedge funds	31,509	(9,873)	2,538	24,174

Total	$41,459	$(10,016)	$2,053	$33,496

The Company makes contributions to its funded qualified defined benefit pension plan as required by government regulation or as deemed appropriate by management after considering factors such as the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plan. Subject to the impact of actual events and circumstances that may occur in 2014, the Company may make contributions to the qualified defined benefit pension plan in 2014, but the amount of any such contribution has not yet been determined. The Company made cash contributions of $200 million and $70 million to the qualified defined benefit pension plan in 2012 and 2011, respectively. The Company did not make any contributions to the plan in 2013. The Company regularly funds the payment of benefit obligations for the supplemental defined benefit pension and postretirement benefit plans because such plans do not hold assets for investment. Payments made by the Company for supplemental pension benefits were $7,801,000 and $7,115,000 in 2013 and 2012, respectively. Payments made by the Company for postretirement benefits were $4,977,000 and $6,048,000 in 2013 and 2012, respectively. Payments for supplemental pension and other postretirement benefits for 2014 are not expected to differ from those made in 2013 by an amount that will be material to the Company’s consolidated financial position.

Estimated benefits expected to be paid in future years related to the Company’s defined benefit pension and other postretirement benefits plans are as follows:

	Pension Benefits	Other Postretirement Benefits
	(In thousands)
Year ending December 31:
2014	$65,970	$6,780
2015	67,993	6,503
2016	73,628	6,283
2017	77,180	5,995
2018	80,380	5,741
2019 through 2023	461,397	25,172

The Company has a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. Employee benefits expense resulting from the Company’s contributions to the RSP totaled $31,797,000, $31,305,000 and $27,738,000 in 2013, 2012 and 2011, respectively.

13.    Income taxes

The components of income tax expense (benefit) were as follows:

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Current
Federal	$371,249	$309,156	$277,631
State and city	68,035	82,014	53,566

Total current	439,284	391,170	331,197

Deferred
Federal	106,537	117,229	34,325
State and city	33,248	14,629	(401)

Total deferred	139,785	131,858	33,924

Total income taxes applicable to pre-tax income	$579,069	$523,028	$365,121

The Company files a consolidated federal income tax return reflecting taxable income earned by all domestic subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with GAAP, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2013, M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $79,121,000. No actions are planned that would cause this reserve to become wholly or partially taxable.

Income taxes attributable to gains or losses on bank investment securities were expenses of $18,313,000 in 2013 and $28,712,000 in 2011 and a benefit of $18,766,000 in 2012. No alternative minimum tax expense was recognized in 2013, 2012 or 2011.

Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Income taxes at statutory federal income tax rate	$601,142	$543,384	$428,610
Increase (decrease) in taxes:
Tax-exempt income	(34,747)	(33,890)	(33,799)
State and city income taxes, net of federal income tax effect	65,834	62,818	34,557
Low income housing and other credits	(49,206)	(42,074)	(40,763)
Non-taxable gain on acquisition	—	—	(22,725)
Other	(3,954)	(7,210)	(759)

	$579,069	$523,028	$365,121

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2013	2012	2011
	(In thousands)
Losses on loans and other assets	$645,713	$809,033	$896,219
Postretirement and other employee benefits	30,023	34,517	39,992
Incentive compensation plans	37,772	50,067	49,183
Interest on loans	100,725	72,278	46,965
Retirement benefits	—	91,980	147,997
Stock-based compensation	63,101	69,874	78,014
Unrealized investment losses	—	—	50,528
Depreciation and amortization	1,404	12,130	9,563
Other	121,561	103,027	99,012

Gross deferred tax assets	1,000,299	1,242,906	1,417,473

Leasing transactions	(284,370)	(291,524)	(294,150)
Unrealized investment gains	(21,779)	(23,574)	—
Capitalized servicing rights	(46,041)	(20,348)	(17,603)
Interest on subordinated note exchange	(6,075)	(8,794)	(11,275)
Retirement benefits	(9,397)	—	—
Other	(49,450)	(61,410)	(48,803)

Gross deferred tax liabilities	(417,112)	(405,650)	(371,831)

Net deferred tax asset	$583,187	$837,256	$1,045,642

The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.

The income tax credits shown in the statement of income of M&T in note 25 arise principally from operating losses before dividends from subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Federal, State and Local Tax	Accrued Interest	Unrecognized Income Tax Benefits
	(In thousands)
Gross unrecognized tax benefits at January 1, 2011	$24,853	$20,696	$45,549
Increases in unrecognized tax benefits as a result of tax positions taken during 2011	4,659	—	4,659
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(9,742)	(5,497)	(15,239)
Decreases in unrecognized tax benefits as a result of tax positions taken in prior years	—	(1,645)	(1,645)
Decreases in unrecognized tax benefits because applicable returns are no longer subject to examination	(8,471)	(8,201)	(16,672)
Unrecognized tax benefits acquired in a business combination	7,034	3,924	10,958

Gross unrecognized tax benefits at December 31, 2011	18,333	9,277	27,610
Increases in unrecognized tax benefits as a result of tax positions taken during 2012	860	—	860
Increases in unrecognized tax benefits as a result of tax positions taken in prior years	—	4,514	4,514
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(1,002)	—	(1,002)
Decreases in unrecognized tax benefits because applicable returns are no longer subject to examination	(1,643)	(1,412)	(3,055)

Gross unrecognized tax benefits at December 31, 2012	16,548	12,379	28,927
Increases in unrecognized tax benefits as a result of tax positions taken during 2013	2,267	—	2,267
Increases in unrecognized tax benefits as a result of tax positions taken in prior years	—	4,429	4,429
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(1,854)	(487)	(2,341)
Decreases in unrecognized tax benefits because applicable returns are no longer subject to examination	(2,350)	(1,625)	(3,975)

Gross unrecognized tax benefits at December 31, 2013	$14,611	$14,696	29,307

Less: Federal, state and local income tax benefits			(9,611)

Net unrecognized tax benefits at December 31, 2013 that, if recognized, would impact the effective income tax rate			$19,696

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the consolidated statement of income. The balance of accrued interest at December 31, 2013 is included in the table above. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should determinations rendered by tax authorities ultimately indicate that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Under statute, the Company’s federal income tax returns for the years 2010, 2011 and 2012 could be adjusted by the Internal Revenue Service, although examinations for those tax years have been concluded. The Company also files income tax returns in over forty states and numerous local jurisdictions. Substantially all material state and local matters have been concluded for years through 2010. It is not reasonably possible to estimate when examinations for any subsequent years will be completed.

14.    Earnings per common share

The computations of basic earnings per common share follow:

	Year Ended December 31
	2013	2012	2011
	(In thousands, except per share)
Income available to common shareholders:
Net income	$1,138,480	$1,029,498	$859,479
Less: Preferred stock dividends(a)	(54,120)	(53,450)	(45,839)
Amortization of preferred stock discount(a)	(7,942)	(8,026)	(20,018)

Net income available to common equity	1,076,418	968,022	793,622
Less: Income attributable to unvested stock-based compensation awards	(13,989)	(14,632)	(11,879)

Net income available to common shareholders	$1,062,429	$953,390	$781,743
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	130,354	127,793	124,524
Less: Unvested stock-based compensation awards	(1,700)	(1,929)	(1,861)

Weighted-average shares outstanding	128,654	125,864	122,663
Basic earnings per common share	$8.26	$7.57	$6.37

(a)	Including impact of not as yet declared cumulative dividends.

The computations of diluted earnings per common share follow:

	Year Ended December 31
	2013	2012	2011
	(In thousands, except per share)
Net income available to common equity	$1,076,418	$968,022	$793,622
Less: Income attributable to unvested stock-based compensation awards	(13,922)	(14,593)	(11,857)

Net income available to common shareholders	$1,062,496	$953,429	$781,765
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	130,354	127,793	124,524
Less: Unvested stock-based compensation awards	(1,700)	(1,929)	(1,861)
Plus: Incremental shares from assumed conversion of stock-based compensation awards	949	541	416

Adjusted weighted-average shares outstanding	129,603	126,405	123,079
Diluted earnings per common share	$8.20	$7.54	$6.35

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing approximately 3,847,000, 8,905,000 and 11,268,000 common shares during 2013, 2012 and 2011, respectively, were not included in the computations of diluted earnings per common share because the effect on those years would have been antidilutive.

15.    Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income.

	Investment Securities		Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
	With OTTI	All Other
	(in thousands)
Balance — January 1, 2013	$(91,835)	152,199	(455,590)	(431)	$(395,657)		155,393	$(240,264)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	77,794	(129,628)	—	—	(51,834)		20,311	(31,523)
Foreign currency translation adjustment	—	—	—	546	546		(165)	381
Current year pension gains (losses)	—	—	260,452	—	260,452		(102,227)	158,225

Total other comprehensive income before reclassifications	77,794	(129,628)	260,452	546	209,164		(82,081)	127,083

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Accretion of unrealized holding losses on held-to-maturity (“HTM”) securities	279	4,008	—	—	4,287	(a)	(1,683)	2,604
OTTI charges recognized in net income	9,800	—	—	—	9,800	(b)	(3,847)	5,953
Losses (gains) realized in net income	41,217	(8,129)	—	—	33,088	(c)	(12,987)	20,101
Amortization of prior service credit	—	—	(7,915)	—	(7,915	)(e)	3,107	(4,808)
Amortization of actuarial losses	—	—	41,436	—	41,436	(e)	(16,264)	25,172

Total reclassifications	51,296	(4,121)	33,521	—	80,696		(31,674)	49,022

Total gain (loss) during the period	129,090	(133,749)	293,973	546	289,860		(113,755)	176,105

Balance — December 31, 2013	$37,255	18,450	(161,617)	115	$(105,797)		41,638	$(64,159)

	Investment Securities		Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
	With OTTI	All Other
	(in thousands)
Balance — January 1, 2012	$(138,319)	9,757	(457,145)	(1,062)	$(586,769)		230,328	$(356,441)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	(2,998)	137,921	—	—	134,923		(52,905)	82,018
Foreign currency translation adjustment	—	—	—	809	809		(290)	519
Current year pension gains (losses)	—	—	(29,823)	—	(29,823)		11,705	(18,118)

Total other comprehensive income before reclassifications	(2,998)	137,921	(29,823)	809	105,909		(41,490)	64,419

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Accretion of unrealized holding losses on HTM securities	1,660	4,530	—	—	6,190	(a)	(2,430)	3,760
OTTI charges recognized in net income	47,822	—	—	—	47,822	(b)	(18,770)	29,052
Losses (gains) realized in net income	—	(9)	—	—	(9	)(c)	4	(5)
Amortization of gains on terminated cash flow hedges	—	—	—	(178)	(178)		66	(112)
Amortization of prior service credit	—	—	(6,538)	—	(6,538	)(e)	2,566	(3,972)
Amortization of actuarial losses	—	—	37,916	—	37,916	(e)	(14,881)	23,035

Total reclassifications	49,482	4,521	31,378	(178)	85,203		(33,445)	51,758

Total gain (loss) during the period	46,484	142,442	1,555	631	191,112		(74,935)	116,177

Balance — December 31, 2012	$(91,835)	152,199	(455,590)	(431)	$(395,657)		155,393	$(240,264)

	Investment Securities		Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
	With OTTI	All Other
	(in thousands)
Balance — January 1, 2011	$(143,139)	3,860	(198,999)	626	$(337,652)		132,432	$(205,220)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	(68,946)	145,522	—	—	76,576		(29,786)	46,790
Foreign currency translation adjustment	—	—	—	(1,240)	(1,240)		437	(803)
Current year pension gains (losses)	—	—	(272,260)	—	(272,260)		106,862	(165,398)

Total other comprehensive income before reclassifications	(68,946)	145,522	(272,260)	(1,240)	(196,924)		77,513	(119,411)

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Accretion of unrealized holding losses on HTM securities	545	6,490	—	—	7,035	(a)	(2,762)	4,273
OTTI charges recognized in net income	77,035	—	—	—	77,035	(b)	(30,235)	46,800
Losses (gains) realized in net income	(3,814)	(146,115)	—	—	(149,929	)(c)	58,753	(91,176)
Amortization of gains on terminated cash flow hedges	—	—	—	(448)	(448	)(d)	167	(281)
Amortization of prior service credit	—	—	(6,452)	—	(6,452	)(e)	2,532	(3,920)
Amortization of actuarial losses	—	—	20,566	—	20,566	(e)	(8,072)	12,494

Total reclassifications	73,766	(139,625)	14,114	(448)	(52,193)		20,383	(31,810)

Total gain (loss) during the period	4,820	5,897	(258,146)	(1,688)	(249,117)		97,896	(151,221)

Balance — December 31, 2011	$(138,319)	9,757	(457,145)	(1,062)	$(586,769)		230,328	$(356,441)

(a)	Included in interest income.

(b)	Included in OTTI losses recognized in earnings.

(c)	Included in gain (loss) on bank investment securities.

(d)	Included in interest expense.

(e)	Included in salaries and employee benefits expense.

Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

	Investment Securities		Cash Flow Hedges	Foreign Currency Translation Adjustment	Defined Benefit Plans	Total
	With OTTI	All Other
	(In thousands)
Balance at January 1, 2011	$(87,053)	$2,332	$393	$—	$(120,892)	$(205,220)
Net gain (loss) during 2011	3,024	3,663	(281)	(803)	(156,824)	(151,221)

Balance at December 31, 2011	(84,029)	5,995	112	(803)	(277,716)	(356,441)
Net gain (loss) during 2012	28,239	86,586	(112)	519	945	116,177

Balance at December 31, 2012	(55,790)	92,581	—	(284)	(276,771)	(240,264)
Net gain (loss) during 2013	78,422	(81,287)	—	381	178,589	176,105

Balance at December 31, 2013	$22,632	$11,294	$—	$97	$(98,182)	$(64,159)

16.    Other income and other expense

The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either “other revenues from operations” or “other costs of operations” in the consolidated statement of income:

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Other income:
Bank owned life insurance	$56,120	$51,199	$50,776
Credit-related fee income	72,271	68,596	73,886
Letter of credit fees	59,889	58,496	56,247
Non-taxable gain from business combination			64,930
Gains from loan securitization transactions	63,066
Other expense:
Professional services	335,794	248,544	222,122
Amortization of capitalized servicing rights	65,354	59,555	55,859
Advertising and promotion	56,597	52,388	58,312
Write-down of investment in Bayview Lending Group LLC (“BLG”)			79,012

17.    International activities

The Company engages in certain international activities consisting largely of collecting Eurodollar deposits, engaging in foreign currency trading on behalf of customers, providing credit to support the international activities of domestic companies and holding certain loans to foreign borrowers. As a result of the Wilmington Trust acquisition, the Company offers certain trust-related services in Europe and the Cayman Islands. Revenues from providing such trust-related services were approximately $26 million in 2013, $24 million in 2012 and $15 million in 2011. Net assets identified with international activities amounted to $226 million and $179 million at December 31, 2013 and 2012, respectively. Such assets included $192 million and $149 million, respectively, of loans to foreign borrowers. Deposits at M&T Bank’s Cayman Islands office were $323 million and $1.0 billion at December 31, 2013 and 2012, respectively. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable.

18.    Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant as of December 31, 2013.

The net effect of interest rate swap agreements was to increase net interest income by $41 million in 2013, $36 million in 2012 and $38 million in 2011. The average notional amounts of interest rate swap agreements impacting net interest income that were entered into for interest rate risk management purposes were $1.2 billion in 2013 and $900 million in each of 2012 and 2011.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional Amount	Average Maturity	Weighted-Average Rate		Estimated Fair Value Gain
			Fixed	Variable
	(In thousands)	(In years)			(In thousands)
December 31, 2013
Fair value hedges:
Fixed rate long-term borrowings(a)	$1,400,000	3.7	4.42%	1.20%	$102,875

December 31, 2012
Fair value hedges:
Fixed rate long-term borrowings(a)	$900,000	4.4	6.07%	1.85%	$143,179

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

The notional amount of interest rate swap agreements entered into for risk management purposes that were outstanding at December 31, 2013 mature as follows:

(In thousands)
Year ending December 31:
2016	$500,000
2017	400,000
2018	500,000

$1,400,000

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

Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values of $17.4 billion and $15.5 billion at December 31, 2013 and 2012, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $1.4 billion and $869 million at December 31, 2013 and 2012, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives Fair Value December 31		Liability Derivatives Fair Value December 31
	2013	2012	2013	2012
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements(a)	$102,875	$143,179	$—	$—
Commitments to sell real estate loans(a)	6,957	1,114	487	3,825

	109,832	144,293	487	3,825

Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale(a)	7,616	48,056	3,675	197
Commitments to sell real estate loans(a)	6,120	1,982	230	6,570
Trading:
Interest rate contracts(b)	274,864	399,963	234,455	365,616
Foreign exchange and other option and futures contracts(b)	15,831	8,725	15,342	8,658

	304,431	458,726	253,702	381,041

Total derivatives	$414,263	$603,019	$254,189	$384,866

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.

(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

	Amount of Unrealized Gain (Loss) Recognized
	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings(a)	$(40,304)	$38,986	$(4,123)	$3,724	$50,665	$(47,916)

Derivatives not designated as hedging instruments
Trading:
Interest rate contracts(b)	$9,824		$8,004		$6,130
Foreign exchange and other option and futures contracts(b)	(3,369)		(3,970)		(2,649)

Total	$6,455		$4,034		$3,481

(a)	Reported as other revenues from operations.

(b)	Reported as trading account and foreign exchange gains.

In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $23 million and $89 million at December 31, 2013 and 2012, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, was $194 million and $374 million at December 31, 2013 and 2012, respectively. After consideration of such netting arrangements, the net liability positions with counterparties aggregated $107 million and $281 million at December 31, 2013 and 2012, respectively. The Company was required to post collateral relating to those positions of $95 million and $266 million at December 31, 2013 and 2012, respectively. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt rating were to fall below specified ratings, the counterparties to the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on December 31, 2013 was $34 million, for which the Company had posted collateral of $23 million in the normal course of business. If the credit risk-related contingent features had been triggered on December 31, 2013, the maximum amount of additional collateral the Company would have been required to post with counterparties was $11 million.

The aggregate fair value of derivative financial instruments in an asset position, which are subject to enforceable master netting arrangements, was $183 million and $164 million at December 31, 2013 and 2012, respectively. After consideration of such netting arrangements, the net asset positions with counterparties aggregated $95 million and $71 million at December 31, 2013 and 2012, respectively. Counterparties posted collateral relating to those positions of $93 million and $69 million at December 31, 2013 and 2012, respectively. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

19.    Variable interest entities and asset securitizations

During 2013, the Company securitized approximately $3.0 billion of one-to-four family residential mortgage loans in guaranteed mortgage securitizations with Ginnie Mae. Approximately $1.3 billion of such loans were formerly held in the Company’s loan portfolio, whereas the remaining loans were newly originated. The Company recognized pre-tax gains of $42 million related to loans previously held in portfolio, which have been recorded in “other revenues from operations,” and pre-tax gains of $28 million on newly originated loans, which have been reflected in “mortgage banking revenues.” As a result of the securitization structure, the Company does not have effective control over the underlying loans and expects no material credit-related losses on the retained securities as a result of the guarantees by Ginnie Mae. Additionally, in 2013 the Company securitized and sold approximately $1.4 billion of automobile loans that had been held in its loan portfolio. The Company recognized a gain of $21 million related to the sale, which has been recorded in “other revenues from operations.” The Company continues to service the automobile loans, but has no other financial interest in the securitization trust that the loans were sold into. The Company securitized loans to improve its regulatory capital ratios and strengthen its liquidity and risk profile as a result of changing regulatory requirements.

In accordance with GAAP, the Company determined that it was the primary beneficiary of a residential mortgage loan securitization trust considering its role as servicer and its retained subordinated interests in the trust. As a result, the Company has included the one-to-four family residential mortgage loans that were included in the trust in its consolidated financial statements. At December 31, 2013 and 2012, the carrying values of the loans in the securitization trust were $121 million and $151 million, respectively. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to M&T at December 31, 2013 and 2012 was $18 million and $23 million, respectively. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at December 31, 2013 is limited to realizing the carrying value of the loans less the amount of the mortgage-backed securities held by third parties.

As described in note 9, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At December 31, 2013 and 2012, the Company included the Junior Subordinated Debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $34 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 9.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.3 billion at December 31, 2013 and $1.5 billion at December 31, 2012. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $236 million, including $45 million of unfunded commitments, at December 31, 2013 and $270 million, including $71 million of unfunded commitments, at December 31, 2012. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.

20.    Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at December 31, 2013.

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

The Company supplemented its determination of fair value for many of its privately issued mortgage-backed securities by obtaining pricing indications from two independent sources at December 31, 2012. However, the Company could not readily ascertain that the basis of such valuations could be ascribed to orderly and observable trades in the market for privately issued mortgage-backed securities. As a result, the Company also performed internal modeling to estimate the cash flows and fair value of privately issued mortgage-backed securities with an amortized cost basis of $1.1 billion at December 31, 2012. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions about cash flows associated with loans underlying each of the bonds, including estimates about the timing and amount of credit losses and prepayments. In estimating those cash flows, the Company used assumptions as to future delinquency, defaults, home price appreciation or depreciation and loss rates. To determine the point within the range of potential values that was most representative of fair value under current market conditions for each of the bonds, the Company averaged the internal model valuations and the indications obtained from the two independent pricing sources, such that the weighted-average reliance on internal model pricing for the bonds modeled was 33% with a 67% average weighting placed on the values provided by the independent sources. Significant unobservable inputs used in the Company’s modeling of fair value for mortgage-backed securities are included in the accompanying table of significant unobservable inputs to Level 3 measurements.

Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. The Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at December 31, 2013 and 2012. The modeling techniques included estimating cash flows using bond-specific assumptions about future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. In determining a market yield applicable to the estimated cash flows, a margin over LIBOR, ranging from 5% to 11% with a weighted-average of 8% was used. Significant unobservable inputs used in the determination of estimated fair value of collateralized debt obligations are included in the accompanying table of significant unobservable inputs to Level 3 measurements. At December 31, 2013, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $42 million and $63 million, respectively, and at December 31, 2012 were $43 million and $62 million, respectively. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations.

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

The following tables present assets and liabilities at December 31, 2013 and 2012 measured at estimated fair value on a recurring basis:

	Fair Value Measurements at December 31, 2013	Level 1(a)	Level 2(a)	Level 3
	(In thousands)
Trading account assets	$376,131	51,386	324,745	—
Investment securities available for sale:
U.S. Treasury and federal agencies	37,776	—	37,776	—
Obligations of states and political subdivisions	10,811	—	10,811	—
Mortgage-backed securities:
Government issued or guaranteed	4,165,086	—	4,165,086	—
Privately issued	1,850	—	—	1,850
Collateralized debt obligations	63,083	—	—	63,083
Other debt securities	120,085	—	120,085	—
Equity securities	133,095	82,450	50,645	—

	4,531,786	82,450	4,384,403	64,933

Real estate loans held for sale	468,650	—	468,650	—
Other assets(b)	123,568	—	115,952	7,616

Total assets	$5,500,135	133,836	5,293,750	72,549

Trading account liabilities	$249,797	—	249,797	—
Other liabilities(b)	4,392	—	717	3,675

Total liabilities	$254,189	—	250,514	3,675

	Fair Value Measurements at December 31, 2012	Level 1(a)	Level 2(a)	Level 3
	(In thousands)
Trading account assets	$488,966	56,106	432,860	—
Investment securities available for sale:
U.S. Treasury and federal agencies	39,344	—	39,344	—
Obligations of states and political subdivisions	20,901	—	20,901	—
Mortgage-backed securities:
Government issued or guaranteed	3,371,041	—	3,371,041	—
Privately issued	1,023,886	—	—	1,023,886
Collateralized debt obligations	61,869	—	—	61,869
Other debt securities	111,950	—	111,950	—
Equity securities	110,446	98,364	12,082	—

	4,739,437	98,364	3,555,318	1,085,755

Real estate loans held for sale	1,387,491	—	1,387,491	—
Other assets(b)	194,331	—	146,275	48,056

Total assets	$6,810,225	154,470	5,521,944	1,133,811

Trading account liabilities	$374,274	—	374,274	—
Other liabilities(b)	10,592	—	10,395	197

Total liabilities	$384,866	—	384,669	197

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2013 and 2012.

(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2013 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage- backed Securities		Collateralized Debt Obligations		Other Assets and Other Liabilities
	(In thousands)
Balance — January 1, 2013	$1,023,886		$61,869		$47,859
Total gains (losses) realized/unrealized:
Included in earnings	(56,102	)(a)	—		97,845	(b)
Included in other comprehensive income	116,359	(e)	4,508	(e)	—
Sales	(978,608)		—		—
Settlements	(103,685)		(3,294)		—
Transfers in and/or out of Level 3(c)	—		—		(141,763	)(d)

Balance — December 31, 2013	$1,850		$63,083		$3,941

Changes in unrealized gains included in earnings related to assets still held at December 31, 2013	$—		$—		$3,431	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2012 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage- backed Securities		Collateralized Debt Obligations		Other Assets and Other Liabilities
	(In thousands)
Balance — January 1, 2012	$1,151,285		$52,500		$6,923
Total gains (losses) realized/unrealized:
Included in earnings	(42,467	)(a)	—		212,281	(b)
Included in other comprehensive income	114,592	(e)	12,214	(e)	—
Settlements	(199,524)		(2,845)		—
Transfers in and/or out of Level 3(c)	—		—		(171,345	)(d)

Balance — December 31, 2012	$1,023,886		$61,869		$47,859

Changes in unrealized gains (losses) included in earnings related to assets still held at December 31, 2012	$(42,467	)(a)	$—		$47,859	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2011 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage- backed Securities		Collateralized Debt Obligations		Other Assets and Other Liabilities
	(In thousands)
Balance — January 1, 2011	$1,457,968		$110,756		$2,244
Total gains (losses) realized/unrealized:
Included in earnings	(64,919	)(a)	19,231	(a)	67,163	(b)
Included in other comprehensive income	6,816	(e)	(272	)(e)	—
Purchases	—		50,790		—
Sales	—		(124,874)		—
Settlements	(248,580)		(3,131)		—
Transfers in and/or out of Level 3(c)	—		—		(62,484	)(d)

Balance — December 31, 2011	$1,151,285		$52,500		$6,923

Changes in unrealized gains (losses) included in earnings related to assets still held at December 31, 2011	$(64,919	)(a)	$—		$6,902	(b)

(a)	Reported as an other-than-temporary impairment loss or as gain (loss) on bank investment securities in the consolidated statement of income.

(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.

(c)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.

(d)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

(e)	Reported as net unrealized gains on investment securities in the consolidated statement of comprehensive income.

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Investment securities held to maturity

During 2012 and 2011, other-than-temporary losses of $5 million and $12 million, respectively, were recorded related to certain mortgage-backed securities. In accordance with GAAP, the carrying value of such securities was reduced to fair value, with estimated credit losses recognized in earnings and any remaining unrealized loss recognized in accumulated other comprehensive income. The determination of fair value included use of external and internal valuation sources that, as in the case of privately issued mortgage-backed securities, were weighted and averaged when estimating fair value. Due to the presence of significant unobservable inputs those valuations are classified as Level 3. The amortized cost, fair value and impact on the Company’s financial statements of the modeling described herein were not material. No such other-than-temporary losses were recorded in 2013.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 20% to 90% at December 31, 2013. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $222 million at December 31, 2013, ($173 million and $49 million of which were classified as Level 2 and Level 3, respectively), $335 million at December 31, 2012 ($207 million and $128 million of which were classified as Level 2 and Level 3, respectively), and $419 million at December 31, 2011 ($262 million and $157 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at the end of each of those years during each of the years ended December 31, 2013, 2012 and 2011 were decreases of $58 million, $67 million and $158 million, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $29 million and $34 million at December 31, 2013 and December 31, 2012, respectively. Changes in fair value recognized for foreclosed assets held by the Company at December 31, 2013, 2012 and 2011 were not material during each of 2013, 2012 and 2011.

Investment in Bayview Lending Group LLC

In 2011, the Company recognized a $79 million other-than-temporary impairment charge related to M&T’s 20% investment in BLG and charged it down to its estimated fair value at that time of $115 million. That impairment charge is included in “other costs of operations.” In determining the fair value of M&T’s investment in BLG at December 31, 2011, the Company projected no further commercial mortgage origination and securitization activities by BLG. BLG, however, is entitled to receive, if and when made, cash distributions from affiliates, a portion of which is contractually required to be distributed to M&T. Specifically, cash flows related to mortgage assets held by BLG and its affiliates were estimated using various assumptions on future default and loss severities to arrive at the expected amount of cash flow that could be available for distribution. As of December 31, 2011 the weighted-average assumptions of projected default percentage on the underlying mortgage loan collateral supporting those mortgage assets was 31% and the weighted-average loss severity assumption was 75%. With respect to projected value expected to be generated by the asset management and servicing operations of BLG’s affiliates, M&T developed estimates from company-provided forecasts of financial results and through discussions with their senior management pertaining to longer-term projections of growth in assets under management and asset servicing portfolios. M&T considered different scenarios of projected cash flows that could be generated by the asset management and servicing operations of BLG’s affiliates. M&T then discounted the various projections using discount rates that ranged from 8.0% to 12.5% that were determined by reference to returns required by investors in similar businesses. The determination of fair value of M&T’s 20% investment in BLG is considered a Level 3 valuation due to the unobservable nature of key assumptions. There was no other-than-temporary impairment charge recognized in 2013 or 2012 related to M&T’s investment in BLG.

Significant unobservable inputs to level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at December 31, 2013 and 2012:

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input/Assumptions	Range (Weighted- Average)
	(In thousands)
Recurring fair value measurements
Privately issued mortgage–backed securities	$1,850	Two independent pricing quotes	—	—
Collateralized debt obligations	63,083	Discounted cash flow	Probability of default	17%-55% (39%)
			Loss severity	100%
Net other assets (liabilities)(a)	3,941	Discounted cash flow	Commitment expirations	0%-90% (20%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input/Assumptions	Range (Weighted- Average)
	(In thousands)
Recurring fair value measurements
Privately issued mortgage–backed securities	$1,023,886	Discounted cash flow	Probability of default	1%-40% (19%)
			Loss severity	32%-82% (51%)
Collateralized debt obligations	61,869	Discounted cash flow	Probability of default	22%-69% (47%)
			Loss severity	100%
Net other assets (liabilities)(a)	47,859	Discounted cash flow	Commitment expirations	0%-69% (20%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,672,934	$1,672,934	$1,596,877	$76,057	$—
Interest-bearing deposits at banks	1,651,138	1,651,138	—	1,651,138	—
Trading account assets	376,131	376,131	51,386	324,745	—
Investment securities	8,796,497	8,690,494	82,450	8,384,106	223,938
Loans and leases:
Commercial loans and leases	18,705,216	18,457,288	—	—	18,457,288
Commercial real estate loans	26,148,208	26,018,195	—	67,505	25,950,690
Residential real estate loans	8,928,221	8,867,872	—	5,432,207	3,435,665
Consumer loans	10,291,514	10,201,087	—	—	10,201,087
Allowance for credit losses	(916,676)	—	—	—	—

Loans and leases, net	63,156,483	63,544,442	—	5,499,712	58,044,730
Accrued interest receivable	222,558	222,558	—	222,558	—
Financial liabilities:
Noninterest-bearing deposits	$(24,661,007)	$(24,661,007)	—	$(24,661,007)	—
Savings deposits and NOW accounts	(38,611,021)	(38,611,021)	—	(38,611,021)	—
Time deposits	(3,523,838)	(3,542,789)	—	(3,542,789)	—
Deposits at Cayman Islands office	(322,746)	(322,746)	—	(322,746)	—
Short-term borrowings	(260,455)	(260,455)	—	(260,455)	—
Long-term borrowings	(5,108,870)	(5,244,902)	—	(5,244,902)	—
Accrued interest payable	(43,419)	(43,419)	—	(43,419)	—
Trading account liabilities	(249,797)	(249,797)	—	(249,797)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$3,941	$3,941	—	$—	$3,941
Commitments to sell real estate loans	12,360	12,360	—	12,360	—
Other credit-related commitments	(118,886)	(118,886)	—	—	(118,886)
Interest rate swap agreements used for interest rate risk management	102,875	102,875	—	102,875	—

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,986,615	$1,986,615	$1,895,423	$91,192	$—
Interest-bearing deposits at banks	129,945	129,945	—	129,945	—
Trading account assets	488,966	488,966	56,106	432,860	—
Investment securities	6,074,361	6,018,968	98,364	4,687,211	1,233,393
Loans and leases:
Commercial loans and leases	17,776,953	17,554,562	—	—	17,554,562
Commercial real estate loans	25,993,790	25,858,482	—	199,997	25,658,485
Residential real estate loans	11,240,837	11,381,319	—	8,100,915	3,280,404
Consumer loans	11,559,377	11,504,799	—	—	11,504,799
Allowance for credit losses	(925,860)	—	—	—	—

Loans and leases, net	65,645,097	66,299,162	—	8,300,912	57,998,250
Accrued interest receivable	222,897	222,897	—	222,897	—
Financial liabilities:
Noninterest-bearing deposits	$(24,240,802)	$(24,240,802)	—	$(24,240,802)	—
Savings deposits and NOW accounts	(35,763,566)	(35,763,566)	—	(35,763,566)	—
Time deposits	(4,562,366)	(4,584,384)	—	(4,584,384)	—
Deposits at Cayman Islands office	(1,044,519)	(1,044,519)	—	(1,044,519)	—
Short-term borrowings	(1,074,482)	(1,074,482)	—	(1,074,482)	—
Long-term borrowings	(4,607,758)	(4,768,408)	—	(4,768,408)	—
Accrued interest payable	(54,281)	(54,281)	—	(54,281)	—
Trading account liabilities	(374,274)	(374,274)	—	(374,274)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$47,859	$47,859	—	$—	$47,859
Commitments to sell real estate loans	(7,299)	(7,299)	—	(7,299)	—
Other credit-related commitments	(119,464)	(119,464)	—	—	(119,464)
Interest rate swap agreements used for interest rate risk management	143,179	143,179	—	143,179	—

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

	December 31
	2013	2012
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$6,218,823	$6,282,615
Commercial real estate loans to be sold	62,386	139,929
Other commercial real estate and construction	3,919,545	3,819,342
Residential real estate loans to be sold	469,869	1,550,441
Other residential real estate	384,617	445,268
Commercial and other	10,419,545	10,070,711
Standby letters of credit	3,600,528	4,025,329
Commercial letters of credit	53,284	53,201
Financial guarantees and indemnification contracts	2,457,633	2,120,361
Commitments to sell real estate loans	854,656	2,625,408

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae DUS program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $2.3 billion and $2.0 billion at December 31, 2013 and 2012, respectively.

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

The Company occupies certain banking offices and uses certain equipment under noncancellable operating lease agreements expiring at various dates over the next 25 years. Minimum lease payments under noncancellable operating leases are summarized in the following table:

(In thousands)
Year ending December 31:
2014	$85,923
2015	80,237
2016	66,265
2017	52,793
2018	43,593
Later years	135,156

$463,967

The Company has an agreement with the Baltimore Ravens of the National Football League whereby the Company obtained the naming rights to a football stadium in Baltimore, Maryland. Under the agreement, the Company is obligated to pay $6 million per year from 2014 through 2017.

The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $19 million at December 31, 2013. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $36 million at December 31, 2013. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. Management believes that any reinsurance losses that may be payable by the Company will not be material to the Company’s consolidated financial position.

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At December 31, 2013, management believes that any further liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $50 million. Although the Company does not believe that the outcome of pending litigations will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

				For the Years Ended December 31, 2013, 2012 and 2011
	Business Banking			Commercial Banking			Commercial Real Estate			Discretionary Portfolio
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net interest income(a)	$325,521	$347,067	$334,811	$758,231	$753,678	$655,407	$570,786	$531,398	$467,683	$66,157	$66,303	$63,030
Noninterest income	102,945	103,283	95,429	263,766	253,808	249,150	130,895	133,120	99,409	(2,126)	(76,113)	98,770

	428,466	450,350	430,240	1,021,997	1,007,486	904,557	701,681	664,518	567,092	64,031	(9,810)	161,800
Provision for credit losses	26,450	22,245	45,689	76,818	15,781	29,823	7,365	4,238	58,474	16,670	44,305	59,309
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	—	—	—	—	—	—
Depreciation and other amortization	198	122	140	564	567	553	14,296	11,004	9,054	1,330	2,065	2,859
Other noninterest expense	214,043	179,428	177,172	288,842	262,820	248,428	214,246	190,879	154,042	30,431	31,006	32,262

Income (loss) before taxes	187,775	248,555	207,239	655,773	728,318	625,753	465,774	458,397	345,522	15,600	(87,186)	67,370
Income tax expense (benefit)	76,735	101,484	84,532	264,433	296,894	256,311	143,981	149,321	105,709	(14,368)	(54,071)	7,975

Net income (loss)	$111,040	$147,071	$122,707	$391,340	$431,424	$369,442	$321,793	$309,076	$239,813	$29,968	$(33,115)	$59,395

Average total assets (in millions)	$5,080	$4,909	$5,192	$21,655	$19,946	$17,650	$17,150	$16,437	$15,025	$16,480	$16,583	$14,170

Capital expenditures (in millions)	$1	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

				For the Years Ended December 31, 2013, 2012 and 2011
	Residential Mortgage Banking			Retail Banking			All Other			Total
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net interest income(a)	$98,496	$78,058	$63,951	$810,134	$902,906	$851,332	$43,904	$(80,894)	$(46,458)	$2,673,229	$2,598,516	$2,389,756
Noninterest income	325,474	402,211	184,249	373,362	349,571	366,042	670,889	501,390	489,863	1,865,205	1,667,270	1,582,912

	423,970	480,269	248,200	1,183,496	1,252,477	1,217,374	714,793	420,496	443,405	4,538,434	4,265,786	3,972,668
Provision for credit losses	(11,711)	17,169	36,375	72,502	95,345	101,679	(3,094)	4,917	(61,349)	185,000	204,000	270,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	46,912	60,631	61,617	46,912	60,631	61,617
Depreciation and other amortization	48,716	46,902	44,349	34,599	32,734	33,713	57,120	50,536	45,495	156,823	143,930	136,163
Other noninterest expense	225,794	195,604	151,945	768,644	751,916	744,905	690,150	693,046	771,534	2,432,150	2,304,699	2,280,288

Income (loss) before taxes	161,171	220,594	15,531	307,751	372,482	337,077	(76,295)	(388,634)	(373,892)	1,717,549	1,552,526	1,224,600
Income tax expense (benefit)	61,779	85,671	2,403	125,350	151,616	137,161	(78,841)	(207,887)	(228,970)	579,069	523,028	365,121

Net income (loss)	$99,392	$134,923	$13,128	$182,401	$220,866	$199,916	$2,546	$(180,747)	$(144,922)	$1,138,480	$1,029,498	$859,479

Average total assets (in millions)	$2,858	$2,451	$1,958	$10,997	$11,705	$11,940	$9,442	$7,952	$8,042	$83,662	$79,983	$73,977

Capital expenditures (in millions)	$—	$1	$—	$40	$15	$25	$89	$76	$45	$130	$92	$70

(a)	Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $24,971,000 in 2013, $26,391,000 in 2012 and $25,876,000 in 2011 and is eliminated in “All Other” net interest income and income tax expense (benefit).

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

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Revenues	$(50,128)	$(71,452)	$(64,239)
Expenses	(16,235)	(17,313)	(14,146)
Income taxes (benefit)	(13,791)	(22,029)	(20,383)
Net income (loss)	(20,102)	(32,110)	(29,710)

The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

23.    Regulatory matters

Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2013, approximately $1.11 billion was available for payment of dividends to M&T from banking subsidiaries. Additionally, the Federal Reserve Board requires bank holding companies with $50 billion or more of total consolidated assets to submit annual capital plans. Such bank holding companies may pay dividends and repurchase stock only in accordance with a capital plan which the Federal Reserve Board has not objected to.

Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

The bank subsidiaries are required to maintain noninterest-earning reserves against certain deposit liabilities. During the maintenance periods that included December 31, 2013 and 2012, cash and due from banks included a daily average of $595,593,000 and $604,789,000, respectively, for such purpose.

Federal regulators have adopted capital adequacy guidelines for bank holding companies and banks. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under the capital adequacy guidelines, the so-called “Tier 1 capital” and “Total capital” as a percentage of risk-weighted assets and certain off-balance sheet financial instruments must be at least 4% and 8%, respectively. In addition to these risk-based measures, regulators also require banking institutions that meet certain qualitative criteria to maintain a minimum “leverage” ratio of “Tier 1 capital” to average total assets, adjusted for goodwill and certain other items, of at least 3% to be considered adequately capitalized. As of December 31, 2013, M&T and each of its banking subsidiaries exceeded all applicable capital adequacy requirements. To be considered “well capitalized,” under the regulatory framework for prompt corrective action, a banking institution must maintain Tier 1 risk-based capital, total risk-based capital and leverage ratios of at least 6%, 10% and 5%, respectively.

The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2013 and 2012 are presented below:

	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
	(Dollars in thousands)
December 31, 2013:
Tier 1 capital
Amount	$8,792,035	$7,341,506	$420,330
Ratio(a)	12.00%	10.08%	73.79%
Minimum required amount(b)	2,930,925	2,914,246	22,786
Total capital
Amount	11,045,589	9,445,770	424,975
Ratio(a)	15.07%	12.96%	74.60%
Minimum required amount(b)	5,861,849	5,828,491	45,573
Leverage
Amount	8,792,035	7,341,506	420,330
Ratio(c)	10.78%	9.09%	19.80%
Minimum required amount(b)	2,446,476	2,422,096	63,678
December 31, 2012:
Tier 1 capital
Amount	$7,810,196	$6,767,774	$405,469
Ratio(a)	10.22%	8.92%	61.02%
Minimum required amount(b)	3,057,093	3,034,184	26,580
Total capital
Amount	10,230,302	8,981,931	410,873
Ratio(a)	13.39%	11.84%	61.83%
Minimum required amount(b)	6,114,186	6,068,367	53,160
Leverage
Amount	7,810,196	6,767,774	405,469
Ratio(c)	10.07%	8.84%	21.62%
Minimum required amount(b)	2,327,122	2,297,902	56,275

(a)	The ratio of capital to risk-weighted assets, as defined by regulation.

(b)	Minimum amount of capital to be considered adequately capitalized, as defined by regulation.

(c)	The ratio of capital to average assets, as defined by regulation.

24.    Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% interest in BLG, a privately-held commercial mortgage company. The carrying value of that investment was $74 million at December 31, 2013. M&T recognizes income or loss from BLG using the equity method of accounting. In 2011, the Company recognized a $79 million other-than-temporary impairment charge related to its investment in BLG that is included in “other costs of operations.” Further information concerning the other-than-temporary impairment charge is provided in note 20.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $5.5 billion and $6.5 billion at December 31, 2013 and 2012, respectively. Revenues from those servicing rights were $31 million, $35 million and $41 million during 2013, 2012 and 2011, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances totaling $45.6 billion and $11.4 billion at December 31, 2013 and 2012, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $33 million in 2013, $10 million in 2012 and $477 thousand in 2011. In addition, the Company held $2 million and $11 million at December 31, 2013 and 2012, respectively, of mortgage-backed securities in its available-for-sale investment securities portfolio that were securitized by Bayview Financial. Finally, the Company held $220 million and $242 million of similar investment securities in its held-to-maturity portfolio at December 31, 2013 and 2012, respectively.

25.    Parent company financial statements

Condensed Balance Sheet

	December 31
	2013	2012
	(In thousands)
Assets
Cash in subsidiary bank	$10,729	$4,774
Due from consolidated bank subsidiaries
Money-market savings	968,274	714,677
Current income tax receivable	1,914	1,835
Other	1,894	—

Total due from consolidated bank subsidiaries	972,082	716,512
Investments in consolidated subsidiaries
Banks and bank holding company	11,364,657	10,495,557
Other	16,212	16,344
Investments in unconsolidated subsidiaries (note 19)	33,751	33,916
Investment in Bayview Lending Group LLC	73,883	93,489
Other assets	80,098	83,975

Total assets	$12,551,412	$11,444,567

Liabilities
Due to consolidated bank subsidiaries	$—	$213
Accrued expenses and other liabilities	62,817	60,619
Long-term borrowings	1,183,063	1,181,142

Total liabilities	1,245,880	1,241,974
Shareholders’ equity	11,305,532	10,202,593

Total liabilities and shareholders’ equity	$12,551,412	$11,444,567

Condensed Statement of Income

	Year Ended December 31
	2013	2012	2011
	(In thousands, except per share)
Income
Dividends from consolidated bank subsidiaries	$700,000	$700,000	$715,000
Equity in earnings of Bayview Lending Group LLC	(16,126)	(21,511)	(24,231)
Other income	9,992	8,755	67,829

Total income	693,866	687,244	758,598

Expense
Interest on long-term borrowings	73,115	82,286	90,959
Other expense (a)	15,994	19,226	87,368

Total expense	89,109	101,512	178,327

Income before income taxes and equity in undistributed income of subsidiaries	604,757	585,732	580,271
Income tax credits	35,986	43,149	50,460

Income before equity in undistributed income of subsidiaries	640,743	628,881	630,731

Equity in undistributed income of subsidiaries
Net income of subsidiaries	1,197,737	1,100,617	943,748
Less: dividends received	(700,000)	(700,000)	(715,000)

Equity in undistributed income of subsidiaries	497,737	400,617	228,748

Net income	$1,138,480	$1,029,498	$859,479

Net income per common share
Basic	$8.26	$7.57	$6.37
Diluted	8.20	7.54	6.35

(a)	In 2011 includes $79 million write-down of Investment in Bayview Lending Group LLC.

Condensed Statement of Cash Flows

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$1,138,480	$1,029,498	$859,479
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(497,737)	(400,617)	(228,748)
Provision for deferred income taxes	1,535	1,724	(10,349)
Asset write-downs	—	—	79,012
Net change in accrued income and expense	31,979	6,798	44,336

Net cash provided by operating activities	674,257	637,403	743,730

Cash flows from investing activities
Proceeds from sales of investment securities	—	411	1,987
Proceeds from maturities of investment securities	—	—	4,400
Investment in subsidiary	(140,000)	—	—
Purchase of Wilmington Trust Corporation preferred stock	—	—	(330,000)
Other, net	3,295	324	2,833

Net cash provided (used) by investing activities	(136,705)	735	(320,780)

Cash flows from financing activities
Payments on long-term borrowings	—	(300,000)	—
Dividends paid — common	(365,349)	(357,717)	(350,129)
Dividends paid — preferred	(53,450)	(53,450)	(48,203)
Proceeds from issuance of preferred stock	—	—	495,000
Redemption of preferred stock	—	—	(370,000)
Other, net	140,799	143,352	16,386

Net cash used by financing activities	(278,000)	(567,815)	(256,946)

Net increase in cash and cash equivalents	259,552	70,323	166,004
Cash and cash equivalents at beginning of year	719,451	649,128	483,124

Cash and cash equivalents at end of year	$979,003	$719,451	$649,128

Supplemental disclosure of cash flow information
Interest received during the year	$2,224	$1,970	$2,082
Interest paid during the year	71,090	80,090	87,184
Income taxes received during the year	45,237	21,878	57,964

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of December 31, 2013.

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

(d) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The identification of the Registrant’s directors is incorporated by reference to the caption “NOMINEES FOR DIRECTOR” contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2014.

The identification of the Registrant’s executive officers is presented under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.

Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant’s directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant’s common stock, is incorporated by reference to the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or about March 6, 2014.

The other information required by Item 10 is incorporated by reference to the captions “CORPORATE GOVERNANCE OF M&T BANK CORPORATION,” “BOARD OF DIRECTORS, COMMITTEES OF THE BOARD AND ATTENDANCE” and “CODES OF ETHICS” contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2014.

Item 11.	Executive Compensation.

Incorporated by reference to the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the captions “PRINCIPAL BENEFICIAL OWNERS OF SHARES” and “STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS” contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2014.

The information required by this item concerning Equity Compensation Plan information is incorporated by reference to the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the captions “TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS” and “BOARD OF DIRECTORS, COMMITTEES OF THE BOARD AND ATTENDANCE” contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2014.

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference to the caption “PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF M&T BANK CORPORATION” contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2014.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 2014.

M&T BANK CORPORATION

By:	/S/ ROBERT G. WILMERS
Robert G. Wilmers Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ ROBERT G. WILMERS Robert G. Wilmers	Chairman of the Board	February 21, 2014
and Chief Executive Officer
Principal Financial Officer:

/s/ RENÉ F. JONES René F. Jones	Executive Vice President	February 21, 2014
and Chief Financial Officer
Principal Accounting Officer:

/s/ MICHAEL R. SPYCHALA Michael R. Spychala	Senior Vice President and	February 21, 2014
Controller
A majority of the board of directors:

/s/ BRENT D. BAIRD Brent D. Baird		February 21, 2014

/s/ C. ANGELA BONTEMPO C. Angela Bontempo		February 21, 2014

Robert T. Brady

/s/ T. JEFFERSON CUNNINGHAM III T. Jefferson Cunningham III		February 21, 2014

/s/ MARK J. CZARNECKI Mark J. Czarnecki		February 21, 2014

/s/ GARY N. GEISEL Gary N. Geisel		February 21, 2014

/s/ JOHN D. HAWKE, JR. John D. Hawke, Jr.		February 21, 2014

/s/ PATRICK W.E. HODGSON Patrick W.E. Hodgson	February 21, 2014

/s/ RICHARD G. KING Richard G. King	February 21, 2014

Jorge G. Pereira

/s/ MELINDA R. RICH Melinda R. Rich	February 21, 2014

/s/ ROBERT E. SADLER, JR. Robert E. Sadler, Jr.	February 21, 2014

/s/ HERBERT L. WASHINGTON Herbert L. Washington	February 21, 2014

/s/ ROBERT G. WILMERS Robert G. Wilmers	February 21, 2014

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of August 27, 2012, by and among M&T Bank Corporation, Hudson City Bancorp, Inc. and Wilmington Trust Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K dated August 31, 2012 (File No. 1-9861).
2.2	Amendment No. 1, dated as of April 13, 2013, to Agreement and Plan of Merger, dated as of August 27, 2012, by and among M&T Bank Corporation, Hudson City Bancorp., Inc. and Wilmington Trust Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K dated April 13, 2013 (File No. 1-9861).
2.3	Amendment No. 2, dated as of December 16, 2013, to Agreement and Plan of Merger, dated as of August 27, 2012, by and among M&T Bank Corporation, Hudson City Bancorp., Inc. and Wilmington Trust Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K dated December 17, 2013 (File No. 1-9861).
3.1	Restated Certificate of Incorporation of M&T Bank Corporation dated November 18, 2010. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated November 19, 2010 (File No. 1-9861).
3.2	Amended and Restated Bylaws of M&T Bank Corporation, effective November 16, 2010. Incorporated by reference to Exhibit 3.2 to the Form 8-K dated November 19, 2010 (File No. 1-9861).
3.3	Certificate of Amendment to Certificate of Incorporation with respect to Perpetual 6.875% Non-Cumulative Preferred Stock, Series D, dated May 26, 2011. Incorporated by reference to Exhibit 99.2 of M&T Bank Corporation’s Form 8-K dated May 26, 2011 (File No. 1-9861).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of M&T Bank Corporation, dated April 19, 2013. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated April 22, 2013 (File No. 1-9861).
3.5	Certificate of Amendment to Restated Certificate of Incorporation of M&T Bank Corporation, dated February 11, 2014. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated February 11, 2014 (File No. 1-9861).
4.1	There are no instruments with respect to long-term debt of M&T Bank Corporation and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of M&T Bank Corporation and its subsidiaries on a consolidated basis. M&T Bank Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of M&T Bank Corporation and its subsidiaries on request.
4.2	Warrant to purchase shares of M&T Bank Corporation Common Stock dated as of March 26, 2010. Incorporated by reference to Exhibit 4.2 to the Form 10-K for the year ended December 31, 2012 (File No. 1-9861).
4.3	Warrant to purchase shares of M&T Bank Corporation Common Stock effective May 16, 2011. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated May 19, 2011 (File No. 1-9861).
4.4	Warrant Agreement (including Form of Warrant), dated as of December 11, 2012, between M&T Bank Corporation and Registrar and Transfer Company. Incorporated by reference to Exhibit 4.1 to the Form 8-A dated December 12, 2012 (File No. 1-9861).
10.1	Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).
10.2	Amendment No. 1, dated December 9, 2003, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
10.3	Amendment No. 2, dated January 30, 2009, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended December 31, 2008 (File No. 1-9861).
10.4	Amendment No. 3, dated December 4, 2009, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.4 to the Form 10-K for the year ended December 31, 2009 (File No. 1-9861).

10.5	Amendment No. 4, dated December 3, 2010, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2010 (File No. 1-9861).
10.6	Amendment No. 5, dated November 21, 2011, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended December 31, 2011 (File No. 1-9861).
10.7	Amendment No. 6, dated November 26, 2012, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended December 31, 2012 (File No. 1-9861).
10.8	Amendment No. 7, dated November 22, 2013, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Filed herewith.
10.9	M&T Bank Corporation 2001 Stock Option Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 6, 2001 (File No. 1-9861).*
10.10	M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.11	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended December 31, 1995 (File No. 1-9861).*
10.12	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*
10.13	Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861).*
10.14	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*
10.15	Consulting Agreement, dated as of June 28, 2012, between M&T Bank Corporation and Robert E. Sadler, Jr. Incorporated by reference to Exhibit 10.2 to the Form 8-K dated December 10, 2012 (File No. 1-9861).*
10.16	M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 15, 2005 (File No. 1-9861).*
10.17	M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit 10.2 to the Form 8-K dated November 15, 2005 (File No. 1-9861).*
10.18	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2004 (File No. 1-9861).*
10.19	M&T Bank Corporation 2008 Directors’ Stock Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 dated April 7, 2008 (File No. 333-150122).*
10.20	M&T Bank Corporation 2008 Directors’ Stock Plan, as amended. Incorporated by reference to Exhibit 4.1 to the Form S-8 dated October 19, 2012 (File No. 333-184504).*
10.21	Keystone Financial, Inc. 1992 Director Fee Plan. Incorporated by reference to Exhibit 10.11 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1999 (File No. 000-11460).*
10.22	M&T Bank Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.22 to the Form 10-K for the year ended December 31, 2012 (File No. 1-9861).*
10.23	M&T Bank Corporation 2005 Incentive Compensation Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 4, 2005 (File No. 1-9861).*
10.24	M&T Bank Corporation 2009 Equity Incentive Compensation Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 6, 2009 (File No. 1-9861).*
10.25	M&T Bank Corporation Form of Restricted Stock Award Agreement. Filed herewith.*

10.26	M&T Bank Corporation Form of Restricted Stock Unit Award Agreement. Filed herewith.*
10.27	M&T Bank Corporation Form of Performance-Vested Restricted Stock Unit Award Agreement. Filed herewith.*
10.28	M&T Bank Corporation Employee Severance Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2005 (File No. 1-9861).*
10.29	Provident Bankshares Corporation Amended and Restated Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 dated June 5, 2009 (File No. 333-159795).*
10.30	Provident Bankshares Corporation 2004 Equity Compensation Plan. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated June 5, 2009 (File No. 333-159795).*
10.31	Wilmington Trust Corporation Amended and Restated 2002 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.64 to the Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004 (File No. 1-14659).*
10.32	Wilmington Trust Corporation Amended and Restated 2005 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.21 to the Form 10-K of Wilmington Trust Corporation filed on February 29, 2008 (File No. 1-14659).*
10.33	Wilmington Trust Corporation 2009 Long-Term Incentive Plan. Incorporated by reference to Exhibit D to the Proxy Statement of Wilmington Trust Corporation filed on March 16, 2009 (File No. 1-14659).*
11.1	Statement re: Computation of Earnings Per Common Share. Incorporated by reference to note 14 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
12.1	Ratio of Earnings to Fixed Charges. Filed herewith.
14.1	M&T Bank Corporation Code of Ethics for CEO and Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
21.1	Subsidiaries of the Registrant. Incorporated by reference to the caption “Subsidiaries” contained in Part I, Item 1 hereof.
23.1	Consent of PricewaterhouseCoopers LLP re: Registration Statement Nos. 333-57330, 333-63660, 33-12207, 33-58500, 333-43171, 333-43175, 333-63985, 333-97031, 33-32044, 333-16077, 333-84384, 333-127406, 333-150122, 333-164015, 333-163992, 333-160769, 333-159795, 333-170740, 333-182348, 333-189099 and 333-189097. Filed herewith.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.1	Replacement Capital Covenant of M&T Bank Corporation dated January 31, 2008. Incorporated by reference to Exhibit 99.1 to the Form 8-K dated January 31, 2008 (File No. 1-9861).
99.2	Amendment to Replacement Capital Covenant of M&T Bank Corporation, dated as of May 27, 2011, amending the Replacement Capital Covenant, dated as of January 31, 2008. Incorporated by reference to Exhibit 99.2 to the Form 8-K dated May 26, 2011 (File No. 1-9861).
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF**	XBRL Taxonomy Definition Linkbase.

*	Management contract or compensatory plan or arrangement.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.