Form 10-Q
period 2014-03-31
M&T BANK CORP
filed 2014-05-08
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on April 30, 2014: 131,488,635 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		March 31,	December 31,
Dollars in thousands, except per share		2014	2013
Assets	Cash and due from banks	$1,671,052	1,573,361
	Interest-bearing deposits at banks	3,299,185	1,651,138
	Federal funds sold	92,066	99,573
	Trading account	314,807	376,131
	Investment securities (includes pledged securities that can be sold or repledged of $1,657,883 at March 31, 2014; $1,696,438 at December 31, 2013)
	Available for sale (cost: $6,042,063 at March 31, 2014; $4,444,365 at December 31, 2013)	6,191,571	4,531,786
	Held to maturity (fair value: $3,814,766 at March 31, 2014; $3,860,127 at December 31, 2013)	3,873,985	3,966,130
	Other (fair value: $298,693 at March 31, 2014; $298,581 at December 31, 2013)	298,693	298,581

	Total investment securities	10,364,249	8,796,497

	Loans and leases	64,378,511	64,325,783
	Unearned discount	(243,433)	(252,624)

	Loans and leases, net of unearned discount	64,135,078	64,073,159
	Allowance for credit losses	(916,768)	(916,676)

	Loans and leases, net	63,218,310	63,156,483

	Premises and equipment	627,966	633,520
	Goodwill	3,524,625	3,524,625
	Core deposit and other intangible assets	58,789	68,851
	Accrued interest and other assets	5,359,311	5,282,212

	Total assets	$88,530,360	85,162,391

Liabilities	Noninterest-bearing deposits	$25,244,200	24,661,007
	NOW accounts	1,917,763	1,989,441
	Savings deposits	37,887,008	36,621,580
	Time deposits	3,402,515	3,523,838
	Deposits at Cayman Islands office	247,880	322,746

	Total deposits	68,699,366	67,118,612

	Federal funds purchased and agreements to repurchase securities	230,209	260,455
	Accrued interest and other liabilities	1,462,725	1,368,922
	Long-term borrowings	6,251,197	5,108,870

	Total liabilities	76,643,497	73,856,859

Shareholders’ equity	Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 731,500 shares at March 31, 2014; 381,500 shares at December 31, 2013; Liquidation preference of $10,000 per share: 50,000 shares at March 31, 2014 and December 31, 2013	1,231,500	881,500
	Common stock, $.50 par, 250,000,000 shares authorized, 131,388,585 shares issued at March 31, 2014; 130,516,364 shares issued at December 31, 2013	65,694	65,258
	Common stock issuable, 42,100 shares at March 31, 2014; 47,231 shares at December 31, 2013	2,616	2,915
	Additional paid-in capital	3,302,402	3,232,014
	Retained earnings	7,309,912	7,188,004
	Accumulated other comprehensive income (loss), net	(25,261)	(64,159)

	Total shareholders’ equity	11,886,863	11,305,532

	Total liabilities and shareholders’ equity	$88,530,360	85,162,391

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended March 31
In thousands, except per share		2014	2013
Interest income	Loans and leases, including fees	$645,222	682,455
	Deposits at banks	1,884	267
	Federal funds sold	16	17
	Agreements to resell securities	—	9
	Trading account	427	638
	Investment securities
	Fully taxable	73,899	44,760
	Exempt from federal taxes	1,504	1,829

	Total interest income	722,952	729,975

Interest expense	NOW accounts	297	322
	Savings deposits	11,601	14,037
	Time deposits	3,940	8,196
	Deposits at Cayman Islands office	208	388
	Short-term borrowings	32	231
	Long-term borrowings	50,441	50,751

	Total interest expense	66,519	73,925

	Net interest income	656,433	656,050
	Provision for credit losses	32,000	38,000

	Net interest income after provision for credit losses	624,433	618,050

Other income	Mortgage banking revenues	80,049	93,103
	Service charges on deposit accounts	104,198	110,949
	Trust income	121,252	121,603
	Brokerage services income	16,500	15,711
	Trading account and foreign exchange gains	6,447	8,927
	Total other-than-temporary impairment (“OTTI”) losses	—	(1,884)
	Portion of OTTI losses recognized in other comprehensive income (before taxes)	—	(7,916)

	Net OTTI losses recognized in earnings	—	(9,800)

	Equity in earnings of Bayview Lending Group LLC	(4,454)	(3,656)
	Other revenues from operations	96,115	96,045

	Total other income	420,107	432,882

Other expense	Salaries and employee benefits	371,326	356,551
	Equipment and net occupancy	71,167	65,159
	Printing, postage and supplies	10,956	10,699
	Amortization of core deposit and other intangible assets	10,062	13,343
	FDIC assessments	15,488	19,438
	Other costs of operations	223,272	170,406

	Total other expense	702,271	635,596

	Income before taxes	342,269	415,336
	Income taxes	113,252	141,223

	Net income	$229,017	274,113

	Net income available to common shareholders
	Basic	$211,720	255,079
	Diluted	211,731	255,096
	Net income per common share
	Basic	$1.63	2.00
	Diluted	1.61	1.98
	Cash dividends per common share	$.70	.70
	Average common shares outstanding
	Basic	130,212	127,669
	Diluted	131,126	128,636

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31
In thousands	2014	2013
Net income	$229,017	274,113
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains on investment securities	38,214	10,079
Foreign currency translation adjustment	(136)	(932)
Defined benefit plans liability adjustment	820	5,164

Total other comprehensive income	38,898	14,311

Total comprehensive income	$267,915	288,424

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Three months ended March 31
In thousands		2014	2013
Cash flows from operating activities	Net income	$229,017	274,113
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	32,000	38,000
	Depreciation and amortization of premises and equipment	24,708	22,027
	Amortization of capitalized servicing rights	17,792	15,208
	Amortization of core deposit and other intangible assets	10,062	13,343
	Provision for deferred income taxes	42,256	19,253
	Asset write-downs	1,117	13,558
	Net gain on sales of assets	(852)	(2,676)
	Net change in accrued interest receivable, payable	(3,185)	(2,872)
	Net change in other accrued income and expense	57,884	80,645
	Net change in loans originated for sale	122,406	205,643
	Net change in trading account assets and liabilities	27,893	22,156

	Net cash provided by operating activities	561,098	698,398

Cash flows from investing activities	Proceeds from sales of investment securities
	Other	146	2,032
	Proceeds from maturities of investment securities
	Available for sale	166,324	353,305
	Held to maturity	92,305	79,164
	Purchases of investment securities
	Available for sale	(1,709,847)	(14,597)
	Held to maturity	(3,238)	(6,010)
	Other	(258)	(274)
	Net (increase) decrease in loans and leases	(220,551)	404,142
	Net increase in interest-bearing deposits at banks	(1,648,047)	(1,174,825)
	Capital expenditures, net	(16,725)	(16,671)
	Net increase in loan servicing advances	(122,910)	(9,054)
	Other, net	21,763	11,015

	Net cash used by investing activities	(3,441,038)	(371,773)

Cash flows from financing activities	Net increase (decrease) in deposits	1,581,705	(519,555)
	Net decrease in short-term borrowings	(30,246)	(699,889)
	Proceeds from long-term borrowings	1,498,688	799,760
	Payments on long-term borrowings	(352,245)	(3,460)
	Proceeds from issuance of preferred stock	346,500	—
	Dividends paid - common	(92,406)	(90,788)
	Dividends paid - preferred	(6,080)	(4,769)
	Other, net	24,208	31,528

	Net cash provided (used) by financing activities	2,970,124	(487,173)

	Net increase (decrease) in cash and cash equivalents	90,184	(160,548)
	Cash and cash equivalents at beginning of period	1,672,934	1,986,615

	Cash and cash equivalents at end of period	$1,763,118	1,826,067

Supplemental disclosure of cash flow information	Interest received during the period Interest paid during the period Income taxes paid during the period	$695,653 61,841 4,789	718,296 72,106 9,545

Supplemental schedule of noncash investing and financing activities	Securitization of residential mortgage loans allocated to Available-for-sale investment securities Capitalized servicing rights	$29,785 372	— —
	Real estate acquired in settlement of loans	8,886	8,244

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

In thousands, except per share	Preferred stock	Common stock	Common stock issuable	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total
2013
Balance - January 1, 2013	$872,500	64,088	3,473	3,025,520	6,477,276	(240,264)	10,202,593
Total comprehensive income	—	—	—	—	274,113	14,311	288,424
Preferred stock cash dividends	—	—	—	—	(13,363)	—	(13,363)
Amortization of preferred stock discount	2,127	—	—	—	(2,127)	—	—
Exercise of 407,542 Series C stock warrants into 186,589 shares of common stock	—	93	—	(93)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	160	—	12,911	—	—	13,071
Exercises of stock options, net	—	126	—	21,444	—	—	21,570
Directors’ stock plan	—	4	—	772	—	—	776
Deferred compensation plans, net, including dividend equivalents	—	5	(644)	563	(32)	—	(108)
Other	—	—	—	666	—	—	666
Common stock cash dividends - $.70 per share	—	—	—	—	(90,672)	—	(90,672)

Balance - March 31, 2013	$874,627	64,476	2,829	3,061,783	6,645,195	(225,953)	10,422,957

2014
Balance - January 1, 2014	$881,500	65,258	2,915	3,232,014	7,188,004	(64,159)	11,305,532
Total comprehensive income	—	—	—	—	229,017	38,898	267,915
Preferred stock cash dividends	—	—	—	—	(14,674)	—	(14,674)
Issuance of Series E preferred stock	350,000	—	—	(3,500)	—	—	346,500
Stock-based compensation plans:
Compensation expense, net	—	123	—	13,999	—	—	14,122
Exercises of stock options, net	—	266	—	49,228	—	—	49,494
Stock purchase plan	—	43	—	9,545	—	—	9,588
Directors’ stock plan	—	2	—	439	—	—	441
Deferred compensation plans, net, including dividend equivalents	—	2	(299)	265	(29)	—	(61)
Other	—	—	—	412	—	—	412
Common stock cash dividends - $.70 per share	—	—	—	—	(92,406)	—	(92,406)

Balance - March 31, 2014	$1,231,500	65,694	2,616	3,302,402	7,309,912	(25,261)	11,886,863

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in the 2013 Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.

2. Acquisitions

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City will be acquired by M&T. Pursuant to the terms of the agreement, Hudson City shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). As of March 31, 2014 total consideration to be paid was valued at approximately $5.2 billion.

At March 31, 2014, Hudson City had $38.2 billion of assets, including $23.8 billion of loans and $8.5 billion of investment securities, and $33.4 billion of liabilities, including $21.1 billion of deposits. The merger has received the approval of the common shareholders of M&T and Hudson City. However, the merger is subject to a number of other conditions, including regulatory approvals.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Acquisitions, continued

A summary of merger-related expenses in the first quarter of 2013 associated with the pending Hudson City acquisition included in the consolidated statement of income is presented below. There were no merger-related expenses during the three-month period ended March 31, 2014.

Three months ended March 31, 2013
(in thousands)
Salaries and employee benefits	$536
Equipment and net occupancy	201
Printing, postage and supplies	827
Other cost of operations	3,168

$4,732

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
March 31, 2014
Investment securities available for sale:
U.S. Treasury and federal agencies	$42,415	291	59	$42,647
Obligations of states and political subdivisions	10,148	306	71	10,383
Mortgage-backed securities:
Government issued or guaranteed	5,722,948	85,193	7,050	5,801,091
Privately issued	235	466	5	696
Collateralized debt obligations	38,451	23,623	306	61,768
Other debt securities	138,197	1,859	17,807	122,249
Equity securities	89,669	63,431	363	152,737

	6,042,063	175,169	25,661	6,191,571

Investment securities held to maturity:
Obligations of states and political subdivisions	162,894	3,280	194	165,980
Mortgage-backed securities:
Government issued or guaranteed	3,486,786	26,847	37,718	3,475,915
Privately issued	215,649	—	51,434	164,215
Other debt securities	8,656	—	—	8,656

	3,873,985	30,127	89,346	3,814,766

Other securities	298,693	—	—	298,693

Total	$10,214,741	205,296	115,007	$10,305,030

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
December 31, 2013
Investment securities available for sale:
U.S. Treasury and federal agencies	$37,396	382	2	$37,776
Obligations of states and political subdivisions	10,484	333	6	10,811
Mortgage-backed securities:
Government issued or guaranteed	4,123,435	61,001	19,350	4,165,086
Privately issued	1,468	387	5	1,850
Collateralized debt obligations	42,274	21,666	857	63,083
Other debt securities	137,828	1,722	19,465	120,085
Equity securities	91,480	41,842	227	133,095

	4,444,365	127,333	39,912	4,531,786

Investment securities held to maturity:
Obligations of states and political subdivisions	169,684	3,744	135	173,293
Mortgage-backed securities:
Government issued or guaranteed	3,567,905	16,160	65,149	3,518,916
Privately issued	219,628	—	60,623	159,005
Other debt securities	8,913	—	—	8,913

	3,966,130	19,904	125,907	3,860,127

Other securities	298,581	—	—	298,581

Total	$8,709,076	147,237	165,819	$8,690,494

There were no gross realized gains or losses from sales of investment securities for the quarters ended March 31, 2014 and 2013. The Company recognized $10 million of pre-tax other-than-temporary impairment (“OTTI”) losses during the quarter ended March 31, 2013 related to privately issued mortgage-backed securities. The impairment charges were recognized in light of deterioration of real estate values and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. The OTTI losses represented management’s estimate of credit losses inherent in the debt securities considering projected cash flows using assumptions for delinquency rates, loss severities, and other estimates of future collateral performance. There were no OTTI losses during the first quarter of 2014.

Changes in credit losses associated with debt securities for which OTTI losses have been recognized in earnings for the three months ended March 31, 2013 follows:

Three months ended March 31, 2013
(in thousands)
Beginning balance	$197,809
Additions for credit losses not previously recognized	9,800
Reductions for realized losses	(20,495)

Ending balance	$187,114

There were no significant credit losses associated with debt securities held by the Company as of March 31, 2014 or December 31, 2013.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

At March 31, 2014, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized cost	Estimated fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$9,830	9,957
Due after one year through five years	43,459	44,086
Due after five years through ten years	5,328	5,442
Due after ten years	170,594	177,562

	229,211	237,047
Mortgage-backed securities available for sale	5,723,183	5,801,787

	$5,952,394	6,038,834

Debt securities held to maturity:
Due in one year or less	$17,944	18,049
Due after one year through five years	74,928	76,540
Due after five years through ten years	70,022	71,391
Due after ten years	8,656	8,656

	171,550	174,636
Mortgage-backed securities held to maturity	3,702,435	3,640,130

	$3,873,985	3,814,766

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

A summary of investment securities that as of March 31, 2014 and December 31, 2013 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
March 31, 2014
Investment securities available for sale:
U.S. Treasury and federal agencies	$29,346	(59)	—	—
Obligations of states and political subdivisions	1,930	(68)	439	(3)
Mortgage-backed securities:
Government issued or guaranteed	1,725,859	(6,919)	5,215	(131)
Privately issued	—	—	91	(5)
Collateralized debt obligations	—	—	6,097	(306)
Other debt securities	927	(10)	105,418	(17,797)
Equity securities	2,307	(363)	—	—

	1,760,369	(7,419)	117,260	(18,242)

Investment securities held to maturity:
Obligations of states and political subdivisions	17,490	(155)	2,658	(39)

Mortgage-backed securities:
Government issued or guaranteed	1,715,149	(37,718)	—	—
Privately issued	—	—	164,215	(51,434)

	1,732,639	(37,873)	166,873	(51,473)

Total	$3,493,008	(45,292)	284,133	(69,715)

December 31, 2013
Investment securities available for sale:
U.S. Treasury and federal agencies	$745	(2)	—	—
Obligations of states and political subdivisions	—	—	558	(6)
Mortgage-backed securities:
Government issued or guaranteed	1,697,094	(19,225)	5,815	(125)
Privately issued	—	—	98	(5)
Collateralized debt obligations	—	—	6,257	(857)
Other debt securities	1,428	(4)	103,602	(19,461)
Equity securities	159	(227)	—	—

	1,699,426	(19,458)	116,330	(20,454)

Investment securities held to maturity:
Obligations of states and political subdivisions	13,517	(120)	1,558	(15)
Mortgage-backed securities:
Government issued or guaranteed	2,629,950	(65,149)	—	—
Privately issued	—	—	159,005	(60,623)

	2,643,467	(65,269)	160,563	(60,638)

Total	$4,342,893	(84,727)	276,893	(81,092)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

The Company owned 392 individual investment securities with aggregate gross unrealized losses of $115 million at March 31, 2014. Based on a review of each of the securities in the investment securities portfolio at March 31, 2014, the Company concluded that it expected to recover the amortized cost basis of its investment. As of March 31, 2014, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At March 31, 2014, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $299 million of cost method investment securities.

4. Loans and leases and the allowance for credit losses

The outstanding principal balance and the carrying amount of acquired loans that were recorded at fair value at the acquisition date that is included in the consolidated balance sheet were as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Outstanding principal balance	$4,302,336	4,656,811
Carrying amount:
Commercial, financial, leasing, etc.	474,612	580,685
Commercial real estate	1,412,397	1,541,368
Residential real estate	551,698	576,473
Consumer	1,258,875	1,308,926

	$3,697,582	4,007,452

Purchased impaired loans included in the table above totaled $303 million at March 31, 2014 and $331 million at December 31, 2013, representing less than 1% of the Company’s assets as of each date. A summary of changes in the accretable yield for acquired loans for the three months ended March 31, 2014 and 2013 follows:

	Three months ended March 31, 2014
	Purchased impaired	Other acquired	Total
	(in thousands)
Balance at beginning of period	$37,230	538,633	575,863
Interest income	(6,328)	(52,633)	(58,961)
Reclassifications from nonaccretable balance, net	37	—	37
Other (a)	—	(838)	(838)

Balance at end of period	$30,939	485,162	516,101

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Three months ended March 31, 2013
	Purchased impaired	Other acquired	Total
	(in thousands)
Balance at beginning of period	$42,252	638,272	680,524
Interest income	(8,704)	(61,747)	(70,451)
Reclassifications from nonaccretable balance, net	180	10,817	10,997
Other (a)	—	(9,733)	(9,733)

Balance at end of period	$33,728	577,609	611,337

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

A summary of current, past due and nonaccrual loans as of March 31, 2014 and December 31, 2013 were as follows:

	Current	30-89 Days past due	90 Days or more past due and accruing		Purchased impaired (b)	Nonaccrual	Total
			Non- acquired	Acquired (a)
	(in thousands)
March 31, 2014
Commercial, financial, leasing, etc.	$18,686,680	43,019	8,245	4,295	15,560	138,271	18,896,070
Real estate:
Commercial	21,309,518	158,281	7,870	33,560	91,312	175,984	21,776,525
Residential builder and developer	1,073,532	3,613	—	8,812	122,757	89,563	1,298,277
Other commercial construction	2,915,804	41,861	—	2,381	44,175	25,063	3,029,284
Residential	7,530,046	254,376	285,478	45,733	26,986	259,678	8,402,297
Residential Alt-A	272,463	20,815	—	—	—	78,520	371,798
Consumer:
Home equity lines and loans	5,914,788	36,440	—	26,039	2,598	82,555	6,062,420
Automobile	1,454,199	20,441	—	176	—	16,351	1,491,167
Other	2,744,821	32,087	5,424	—	—	24,908	2,807,240

Total	$61,901,851	610,933	307,017	120,996	303,388	890,893	64,135,078

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Current	30-89 Days past due	90 Days or more past due and accruing		Purchased impaired (b)	Nonaccrual	Total
			Non- acquired	Acquired (a)
	(in thousands)
December 31, 2013
Commercial, financial, leasing, etc.	$18,489,474	77,538	4,981	6,778	15,706	110,739	18,705,216
Real estate:
Commercial	21,236,071	145,749	63,353	35,603	88,034	173,048	21,741,858
Residential builder and developer	1,025,984	8,486	141	7,930	137,544	96,427	1,276,512
Other commercial construction	2,986,598	42,234	—	8,031	57,707	35,268	3,129,838
Residential	7,630,368	295,131	294,649	43,700	29,184	252,805	8,545,837
Residential Alt-A	283,253	18,009	—	—	—	81,122	382,384
Consumer:
Home equity lines and loans	5,972,365	40,537	—	27,754	2,617	78,516	6,121,789
Automobile	1,314,246	29,144	—	366	—	21,144	1,364,900
Other	2,726,522	47,830	5,386	—	—	25,087	2,804,825

Total	$61,664,881	704,658	368,510	130,162	330,792	874,156	64,073,159

(a)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(b)	Accruing loans that were impaired at acquisition date and were recorded at fair value.

One-to-four family residential mortgage loans held for sale were $292 million and $401 million at March 31, 2014 and December 31, 2013, respectively. Commercial mortgage loans held for sale were $38 million at March 31, 2014 and $68 million at December 31, 2013.

Changes in the allowance for credit losses for the three months ended March 31, 2014 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$273,383	324,978	78,656	164,644	75,015	916,676
Provision for credit losses	12,598	116	4,228	14,141	917	32,000
Net charge-offs
Charge-offs	(14,809)	(3,486)	(7,453)	(21,691)	—	(47,439)
Recoveries	5,663	3,197	1,631	5,040	—	15,531

Net charge-offs	(9,146)	(289)	(5,822)	(16,651)	—	(31,908)

Ending balance	$276,835	324,805	77,062	162,134	75,932	916,768

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended March 31, 2013 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$246,759	337,101	88,807	179,418	73,775	925,860
Provision for credit losses	17,880	(312)	5,036	14,836	560	38,000
Net charge-offs
Charge-offs	(9,544)	(9,588)	(8,171)	(21,645)	—	(48,948)
Recoveries	2,756	815	4,450	4,184	—	12,205

Net charge-offs	(6,788)	(8,773)	(3,721)	(17,461)	—	(36,743)

Ending balance	$257,851	328,016	90,122	176,793	74,335	927,117

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

The following tables provide information with respect to loans and leases that were considered impaired as of March 31, 2014 and December 31, 2013 and for the three month periods ended March 31, 2014 and 2013.

	March 31, 2014			December 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(in thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$104,878	130,132	21,578	90,293	112,092	24,614
Real estate:
Commercial	102,898	120,165	15,811	113,570	132,325	19,520
Residential builder and developer	31,314	45,625	4,746	33,311	55,122	4,379
Other commercial construction	77,054	81,296	5,933	86,260	90,515	4,022
Residential	93,029	112,025	5,262	96,508	114,521	7,146
Residential Alt-A	109,986	124,319	13,000	111,911	124,528	14,000
Consumer:
Home equity lines and loans	17,522	18,592	5,225	13,672	14,796	3,312
Automobile	38,068	38,068	10,120	40,441	40,441	11,074
Other	17,832	17,832	4,780	17,660	17,660	4,541

	592,581	688,054	86,455	603,626	702,000	92,608

With no related allowance recorded:
Commercial, financial, leasing, etc.	40,542	42,948	—	28,093	33,095	—
Real estate:
Commercial	83,194	104,359	—	65,271	84,333	—
Residential builder and developer	68,487	101,354	—	72,366	104,768	—
Other commercial construction	5,801	9,400	—	7,369	11,493	—
Residential	84,328	94,408	—	84,144	95,358	—
Residential Alt-A	28,047	51,001	—	28,357	52,211	—

	310,399	403,470	—	285,600	381,258	—

Total:
Commercial, financial, leasing, etc.	145,420	173,080	21,578	118,386	145,187	24,614
Real estate:
Commercial	186,092	224,524	15,811	178,841	216,658	19,520
Residential builder and developer	99,801	146,979	4,746	105,677	159,890	4,379
Other commercial construction	82,855	90,696	5,933	93,629	102,008	4,022
Residential	177,357	206,433	5,262	180,652	209,879	7,146
Residential Alt-A	138,033	175,320	13,000	140,268	176,739	14,000
Consumer:
Home equity lines and loans	17,522	18,592	5,225	13,672	14,796	3,312
Automobile	38,068	38,068	10,120	40,441	40,441	11,074
Other	17,832	17,832	4,780	17,660	17,660	4,541

Total	$902,980	1,091,524	86,455	889,226	1,083,258	92,608

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Three months ended March 31, 2014			Three months ended March 31, 2013
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$134,306	548	548	167,793	2,434	2,434
Real estate:
Commercial	185,425	926	926	194,446	303	303
Residential builder and developer	101,253	74	74	183,853	140	65
Other commercial construction	87,292	1,087	1,087	98,318	635	635
Residential	174,168	1,400	902	188,075	1,470	922
Residential Alt-A	139,651	1,626	559	156,971	1,740	591
Consumer:
Home equity lines and loans	15,676	121	29	12,454	167	39
Automobile	39,383	625	87	47,606	776	146
Other	17,700	174	52	14,930	151	54

Total	$894,854	6,581	4,264	1,064,446	7,816	5,189

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

		Real Estate
	Commercial, Financial, Leasing, etc.	Commercial	Residential Builder and Developer	Other Commercial Construction
	(in thousands)
March 31, 2014
Pass	$18,022,241	21,053,068	1,151,202	2,946,152
Criticized accrual	735,558	547,473	57,512	58,069
Criticized nonaccrual	138,271	175,984	89,563	25,063

Total	$18,896,070	21,776,525	1,298,277	3,029,284

December 31, 2013
Pass	$17,894,592	20,972,257	1,107,144	3,040,106
Criticized accrual	699,885	596,553	72,941	54,464
Criticized nonaccrual	110,739	173,048	96,427	35,268

Total	$18,705,216	21,741,858	1,276,512	3,129,838

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(in thousands)
March 31, 2014
Individually evaluated for impairment	$21,578	26,157	18,243	20,125	$86,103
Collectively evaluated for impairment	249,499	298,048	56,797	140,409	744,753
Purchased impaired	5,758	600	2,022	1,600	9,980

Allocated	$276,835	324,805	77,062	162,134	840,836

Unallocated					75,932

Total					$916,768

December 31, 2013
Individually evaluated for impairment	$24,614	27,563	21,127	18,927	$92,231
Collectively evaluated for impairment	246,096	296,781	55,864	144,210	742,951
Purchased impaired	2,673	634	1,665	1,507	6,479

Allocated	$273,383	324,978	78,656	164,644	841,661

Unallocated					75,015

Total					$916,676

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(in thousands)
March 31, 2014
Individually evaluated for impairment	$145,420	367,183	314,829	73,422	$900,854
Collectively evaluated for impairment	18,735,090	25,478,659	8,432,280	10,284,807	62,930,836
Purchased impaired	15,560	258,244	26,986	2,598	303,388

Total	$18,896,070	26,104,086	8,774,095	10,360,827	$64,135,078

December 31, 2013
Individually evaluated for impairment	$118,386	376,339	320,360	71,773	$886,858
Collectively evaluated for impairment	18,571,124	25,488,584	8,578,677	10,217,124	62,855,509
Purchased impaired	15,706	283,285	29,184	2,617	330,792

Total	$18,705,216	26,148,208	8,928,221	10,291,514	$64,073,159

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

The tables below summarize the Company’s loan modification activities that were considered troubled debt restructurings for the three months ended March 31, 2014 and 2013:

		Recorded investment		Financial effects of modification
Three months ended March 31, 2014	Number	Pre- modifica- tion	Post- modifica- tion	Recorded investment (a)	Interest (b)
		(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	30	$14,954	$14,848	$(106)	$—
Combination of concession types	2	41	39	(2)	(4)
Real estate:
Commercial
Principal deferral	13	7,044	7,002	(42)	—
Combination of concession types	1	346	401	55	(104)
Other commercial construction
Principal deferral	1	151	151	—	—
Residential
Principal deferral	13	1,602	1,663	61	—
Interest rate reduction	1	98	104	6	(32)
Other	1	188	188	—	—
Combination of concession types	14	2,188	2,160	(28)	(282)
Residential Alt-A
Principal deferral	2	166	202	36	—
Combination of concession types	10	1,746	1,736	(10)	(61)
Consumer:
Home equity lines and loans
Principal deferral	3	280	280	—	—
Combination of concession types	15	1,856	1,856	—	(172)
Automobile
Principal deferral	80	993	993	—	—
Other	11	61	61	—	—
Combination of concession types	23	250	250	—	(26)
Other
Principal deferral	8	55	55	—	—
Other	1	45	45	—	—
Combination of concession types	14	466	466	—	(188)

Total	243	$32,530	$32,500	$(30)	$(869)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Three months ended March 31, 2013	Number	Pre- modifica- tion	Post- modifica- tion	Recorded investment (a)	Interest (b)
		(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	24	$2,006	$1,982	$(24)	$—
Other	1	47,200	47,200	—	—
Combination of concession types	1	342	342	—	—
Real estate:
Commercial
Principal deferral	8	18,478	18,363	(115)	—
Combination of concession types	2	582	581	(1)	(56)
Residential builder and developer
Principal deferral	8	1,357	1,340	(17)	—
Combination of concession types	1	1,701	1,691	(10)	—
Residential
Principal deferral	7	566	607	41	—
Other	1	195	195	—	—
Combination of concession types	20	2,449	2,536	87	(371)
Residential Alt-A
Combination of concession types	5	907	925	18	(110)
Consumer:
Home equity lines and loans
Principal deferral	2	79	79	—	—
Combination of concession types	2	211	211	—	(33)
Automobile
Principal deferral	121	1,586	1,586	—	—
Interest rate reduction	2	36	36	—	(5)
Other	17	159	159	—	—
Combination of concession types	61	553	553	—	(42)
Other
Principal deferral	6	45	45	—	—
Other	1	12	12	—	—
Combination of concession types	42	1,217	1,217	—	(267)

Total	332	$79,681	$79,660	$(21)	$(884)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended March 31, 2014 and 2013 and for which there was a subsequent payment default during the three-month periods ended March 31, 2014 and 2013, respectively, were not material.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings

M&T had $834 million of fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at March 31, 2014 that are held by various trusts and were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust.

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

The Capital Securities will remain outstanding until the Junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity or are distributed in liquidation to the Trusts. The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates (ranging from 2027 to 2033) of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after an optional redemption prior to contractual maturity contemporaneously with the optional redemption of the related Junior Subordinated Debentures in whole or in part, subject to possible regulatory approval.

On February 27, 2014, M&T redeemed all of the issued and outstanding 8.5% $350 million trust preferred securities issued by M&T Capital Trust IV and the related junior subordinated debentures held by M&T Capital Trust IV.

Also included in long-term borrowings are agreements to repurchase securities of $1.4 billion at each of March 31, 2014 and December 31, 2013. The agreements are subject to master netting arrangements, however the Company has not offset any amounts related to these agreements in its consolidated financial statements. The Company posted collateral of $1.6 billion at each of March 31, 2014 and December 31, 2013.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T is presented below:

	Shares issued and outstanding	Carrying value March 31, 2014	Carrying value December 31, 2013
		(dollars in thousands)
Series A (a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share	230,000	$230,000	$230,000
Series C (a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share	151,500	151,500	151,500
Series D (b)
Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D, $10,000 liquidation preference per share	50,000	500,000	500,000
Series E (c)
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, $1,000 liquidation preference per share	350,000	350,000	—

(a)	Dividends, if declared, were paid quarterly at a rate of 5% per year through November 14, 2013 and are paid at 6.375% thereafter. M&T has agreed to not redeem the preferred shares until on or after November 15, 2018. Warrants to purchase M&T common stock were issued in connection with the Series A and C preferred stock (Series A – 1,218,522 common shares at $73.86 per share; Series C – 407,542 common shares at $55.76 per share). In March 2013, the Series C warrants were exercised in a “cashless” exercise, resulting in the issuance of 186,589 common shares. During 2013, 69,127 of the Series A warrants were exercised in “cashless” exercises, resulting in the issuance of 25,427 common shares. Remaining outstanding Series A warrants that expire in 2018 were 1,149,395 at March 31, 2014.
(b)	Dividends, if declared, will be paid semi-annually at a rate of 6.875% per year. The shares are redeemable in whole or in part on or after June 15, 2016. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Shareholders’ equity, continued

(c)	Dividends, if declared, will be paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter will be paid quarterly at a rate of the three-month London Interbank Offered Rate plus 361 basis points (hundredths of one percent). The shares are redeemable in whole or in part on or after February 15, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

In addition to the Series A and Series C warrants mentioned in (a) above, a warrant to purchase 95,383 shares of M&T common stock at $518.96 per share was outstanding at March 31, 2014 and December 31, 2013. The obligation under that warrant was assumed by M&T in an acquisition.

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit cost for defined benefit plans consisted of the following:

	Pension benefits		Other postretirement benefits
	Three months ended March 31
	2014	2013	2014	2013
	(in thousands)
Service cost	$5,100	6,050	150	200
Interest cost on projected benefit obligation	17,250	15,126	675	675
Expected return on plan assets	(22,925)	(21,875)	—	—
Amortization of prior service credit	(1,650)	(1,650)	(350)	(350)
Amortization of net actuarial loss	3,350	10,400	—	100

Net periodic benefit cost	$1,125	8,051	475	625

Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $15,732,000 and $15,755,000 for the three months ended March 31, 2014 and 2013, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Earnings per common share

The computations of basic earnings per common share follow:

	Three months ended March 31
	2014	2013
	(in thousands, except per share)
Income available to common shareholders:
Net income	$229,017	274,113
Less: Preferred stock dividends (a)	(14,674)	(13,363)
Amortization of preferred stock discount (a)	—	(2,147)

Net income available to common equity	214,343	258,603
Less: Income attributable to unvested stock-based compensation awards	(2,623)	(3,524)

Net income available to common shareholders	$211,720	255,079
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	131,800	129,449
Less: Unvested stock-based compensation awards	(1,588)	(1,780)

Weighted-average shares outstanding	130,212	127,669
Basic earnings per common share	$1.63	2.00

(a)	Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Earnings per common share, continued

The computations of diluted earnings per common share follow:

	Three months ended March 31
	2014	2013
	(in thousands, except per share)
Net income available to common equity	$214,343	258,603
Less: Income attributable to unvested stock-based compensation awards	(2,612)	(3,507)

Net income available to common shareholders	$211,731	255,096
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	131,800	129,449
Less: Unvested stock-based compensation awards	(1,588)	(1,780)
Plus: Incremental shares from assumed conversion of stock-based compensation awards	914	967

Adjusted weighted-average shares outstanding	131,126	128,636
Diluted earnings per common share	$1.61	1.98

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing approximately 3.0 million and 4.7 million common shares during the three-month periods ended March 31, 2014 and 2013, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment Securities
	With OTTI	All other	Defined benefit plans	Other	Total amount before tax		Income tax	Net
	(in thousands)
Balance – January 1, 2014	$37,255	18,450	(161,617)	115	$(105,797)		41,638	$(64,159)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	19,968	42,119	—	—	62,087		(24,374)	37,713
Foreign currency translation adjustment	—	—	—	(234)	(234)		98	(136)

Total other comprehensive income before reclassifications	19,968	42,119	—	(234)	61,853		(24,276)	37,577

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Accretion of unrealized holding losses on held-to-maturity (“HTM”) securities	2	823	—	—	825	(a)	(324)	501
Amortization of prior service credit	—	—	(2,000)	—	(2,000	)(c)	785	(1,215)
Amortization of actuarial losses	—	—	3,350	—	3,350		(1,315)	2,035

Total reclassifications	2	823	1,350	—	2,175		(854)	1,321

Total gain (loss) during the period	19,970	42,942	1,350	(234)	64,028		(25,130)	38,898

Balance – March 31, 2014	$57,225	61,392	(160,267)	(119)	$(41,769)		16,508	$(25,261)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income, continued

	Investment Securities
	With OTTI	All other	Defined benefit plans	Other	Total amount before tax		Income tax	Net
	(in thousands)
Balance – January 1, 2013	$(91,835)	152,199	(455,590)	(431)	$(395,657)		155,393	$(240,264)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	24,540	(18,959)	—	—	5,581		(2,181)	3,400
Foreign currency translation adjustment	—	—	—	(1,452)	(1,452)		520	(932)

Total other comprehensive income before reclassifications	24,540	(18,959)	—	(1,452)	4,129		(1,661)	2,468

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Accretion of unrealized holding losses on HTM securities	49	1,146	—	—	1,195	(a)	(469)	726
OTTI charges recognized in net income	9,800	—	—	—	9,800	(b)	(3,847)	5,953
Amortization of prior service credit	—	—	(2,000)	—	(2,000	)(c)	785	(1,215)
Amortization of actuarial losses	—	—	10,500	—	10,500	(c)	(4,121)	6,379

Total reclassifications	9,849	1,146	8,500	—	19,495		(7,652)	11,843

Total gain (loss) during the period	34,389	(17,813)	8,500	(1,452)	23,624		(9,313)	14,311

Balance – March 31, 2013	$(57,446)	134,386	(447,090)	(1,883)	$(372,033)		146,080	$(225,953)

(a)	Included in interest income
(b)	Included in OTTI losses recognized in earnings
(c)	Included in salaries and employee benefits expense

Accumulated other comprehensive income (loss), net consisted of the following:

			Defined
	Investment securities		benefit
	With OTTI	All other	plans	Other	Total
Balance – December 31, 2013	$22,632	11,294	(98,182)	97	(64,159)
Net gain (loss) during period	12,132	26,082	820	(136)	38,898

Balance – March 31, 2014	$34,764	37,376	(97,362)	(39)	(25,261)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of March 31, 2014.

The net effect of interest rate swap agreements was to increase net interest income by $11 million and $10 million for the three months ended March 31, 2014 and 2013, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-
	Notional amount	Average maturity	average rate
			Fixed	Variable
	(in thousands)	(in years)
March 31, 2014
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,400,000	3.4	4.42%	1.19%

December 31, 2013
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,400,000	3.7	4.42%	1.20%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

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

Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values of $17.1 billion and $17.4 billion at March 31, 2014 and December 31, 2013, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $1.0 billion and $1.4 billion at March 31, 2014 and December 31, 2013, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013

	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$94,716	102,875	$—	—
Commitments to sell real estate loans (a)	1,303	6,957	1,160	487

	96,019	109,832	1,160	487
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	13,878	7,616	1,289	3,675
Commitments to sell real estate loans (a)	2,807	6,120	1,895	230
Trading:
Interest rate contracts (b)	246,284	274,864	207,179	234,455
Foreign exchange and other option and futures contracts (b)	8,963	15,831	9,187	15,342

	271,932	304,431	219,550	253,702

Total derivatives	$367,951	414,263	$220,710	254,189

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

	Amount of unrealized gain (loss) recognized
	Three months ended March 31, 2014		Three months ended March 31, 2013
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(8,160)	7,920	$(8,873)	8,900

Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$(302)		$968
Foreign exchange and other option and futures contracts (b)	(5,030)		(381)

Total	$(5,332)		$587

(a)	Reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $23 million at each of March 31, 2014 and December 31, 2013. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, was $175 million and $194 million at March 31, 2014 and December 31, 2013, respectively. After consideration of such netting arrangements, the net liability positions with counterparties aggregated $101 million and $107 million at March 31, 2014 and December 31, 2013, respectively. The Company was required to post collateral relating to those positions of $93 million and $95 million, at March 31, 2014 and December 31, 2013, respectively. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt rating were to fall below specified ratings,

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit-risk-related contingent features in a net liability position on March 31, 2014 was $32 million for which the Company had posted collateral of $22 million in the normal course of business. If the credit-risk-related contingent features had been triggered on March 31, 2014, the maximum amount of additional collateral the Company would have been required to post with counterparties was $10 million.

The aggregate fair value of derivative financial instruments in an asset position, which are subject to an enforceable master netting arrangement, was $167 million and $183 million at March 31, 2014 and December 31, 2013, respectively. After consideration of such netting arrangements, the net asset positions with counterparties aggregated $94 million and $95 million at March 31, 2014 and December 31, 2013, respectively. Counterparties posted collateral relating to those positions of $92 million and $93 million at March 31, 2014 and December 31, 2013, respectively. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

11. Variable interest entities and asset securitizations

In accordance with GAAP, the Company determined that it was the primary beneficiary of a residential mortgage loan securitization trust considering its role as servicer and its retained subordinated interests in the trust. As a result, the Company has included the one-to-four family residential mortgage loans that were included in the trust in its consolidated financial statements. At March 31, 2014 and December 31, 2013, the carrying values of the loans in the securitization trust were $117 million and $121 million, respectively. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to M&T at March 31, 2014 and December 31, 2013 was $18 million. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at March 31, 2014 is limited to realizing the carrying value of the loans less the amount of the mortgage-backed securities held by third parties.

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At March 31, 2014 and December 31, 2013, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $34 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.3 billion at March 31, 2014 and December 31, 2013. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Variable interest entities and asset securitizations, continued

in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $250 million, including $57 million of unfunded commitments, at March 31, 2014 and $236 million, including $45 million of unfunded commitments, at December 31, 2013. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.

12. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at March 31, 2014.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

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

Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. The Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at March 31, 2014 and December 31, 2013. The modeling techniques included estimating cash flows using bond-specific assumptions about future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. In determining a market yield applicable to the estimated cash flows, a margin over LIBOR, ranging from 4% to 11% with a weighted-average of 7% was used. Significant unobservable inputs used in the determination of estimated fair value of collateralized debt obligations are included in the accompanying table of significant unobservable inputs to Level 3 measurements. At March 31, 2014, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $38 million and $62 million, respectively, and at December 31, 2013 were $42 million and $63 million, respectively. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations.

The Company ensures an appropriate control framework is in place over the valuation processes and techniques used for Level 3 fair value measurements. Internal pricing models used for significant valuation measurements have generally been subjected to validation procedures including testing of mathematical constructs, review of valuation methodology and significant assumptions used.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The following tables present assets and liabilities at March 31, 2014 and December 31, 2013 measured at estimated fair value on a recurring basis:

	Fair value measurements at March 31, 2014	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$314,807	49,473	265,334	—
Investment securities available for sale:
U.S. Treasury and federal agencies	42,647	—	42,647	—
Obligations of states and political subdivisions	10,383	—	10,383	—
Mortgage-backed securities:
Government issued or guaranteed	5,801,091	—	5,801,091	—
Privately issued	696	—	—	696
Collateralized debt obligations	61,768	—	—	61,768
Other debt securities	122,249	—	122,249	—
Equity securities	152,737	80,580	72,157	—

	6,191,571	80,580	6,048,527	62,464

Real estate loans held for sale	330,004	—	330,004	—
Other assets (b)	112,704	—	98,826	13,878

Total assets	$6,949,086	130,053	6,742,691	76,342

Trading account liabilities	$216,366	—	216,366	—
Other liabilities (b)	4,344	—	3,055	1,289

Total liabilities	$220,710	—	219,421	1,289

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	Fair value measurements at December 31, 2013	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$376,131	51,386	324,745	—
Investment securities available for sale:
U.S. Treasury and federal agencies	37,776	—	37,776	—
Obligations of states and political subdivisions	10,811	—	10,811	—
Mortgage-backed securities:
Government issued or guaranteed	4,165,086	—	4,165,086	—
Privately issued	1,850	—	—	1,850
Collateralized debt obligations	63,083	—	—	63,083
Other debt securities	120,085	—	120,085	—
Equity securities	133,095	82,450	50,645	—

	4,531,786	82,450	4,384,403	64,933

Real estate loans held for sale	468,650	—	468,650	—
Other assets (b)	123,568	—	115,952	7,616

Total assets	$5,500,135	133,836	5,293,750	72,549

Trading account liabilities	$249,797	—	249,797	—
Other liabilities (b)	4,392	—	717	3,675

Total liabilities	$254,189	—	250,514	3,675

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2014 and the year ended December 31, 2013.
(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2014 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – January 1, 2014	$1,850		$63,083		$3,941
Total gains (losses) realized/unrealized:
Included in earnings	—		—		22,383	(b)
Included in other comprehensive income	67	(e)	4,646	(e)	—
Settlements	(1,221)		(5,961)		—
Transfers in and/or out of Level 3 (c)	—		—		(13,735	)(d)

Balance – March 31, 2014	$696		$61,768		$12,589

Changes in unrealized gains included in earnings related to assets still held at March 31, 2014	$—		$—		$15,050	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2013 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – January 1, 2013	$1,023,886		$61,869		$47,859
Total gains (losses) realized/unrealized:
Included in earnings	(9,800	)(a)	—		43,312	(b)
Included in other comprehensive income	26,381	(e)	740	(e)	—
Settlements	(47,220)		(891)		—
Transfers in and/or out of Level 3 (c)	—		—		(55,052	)(d)

Balance – March 31, 2013	$993,247		$61,718		$36,119

Changes in unrealized gains (losses) included in earnings related to assets still held at March 31, 2013	$(9,800	)(a)	$—		$31,398	(b)

(a)	Reported as an other-than-temporary impairment loss in the consolidated statement of income.
(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(c)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(d)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.
(e)	Reported as net unrealized gains on investment securities in the consolidated statement of comprehensive income.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 20% to 75% at March 31, 2014. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $161 million at March 31, 2014 ($100 million and $61 million of which were classified as Level 2 and Level 3, respectively), $222 million at December 31, 2013 ($173 million and $49 million of which were classified as Level 2 and Level 3, respectively) and $227 million at March 31, 2013 ($158 million and $69 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on March 31, 2014 and 2013 were decreases of $15 million for each of the three month periods ended March 31, 2014 and 2013.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $11 million and $19 million at March 31, 2014 and March 31, 2013 respectively. Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three months ended March 31, 2014 or 2013.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at March 31, 2014 and December 31, 2013:

	Fair value at March 31, 2014	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
Recurring fair value measurements
Privately issued mortgage–backed securities	$696	Two independent pricing quotes	—	—
Collateralized debt obligations	61,768	Discounted cash flow	Probability of default	16%-54% (37%)
			Loss severity	100%
Net other assets (liabilities) (a)	12,589	Discounted cash flow	Commitment expirations	0%-90% (17%)

	Fair value at December 31, 2013	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
Recurring fair value measurements
Privately issued mortgage–backed securities	$1,850	Two independent pricing quotes	—	—
Collateralized debt obligations	63,083	Discounted cash flow	Probability of default	17%-55% (39%)
			Loss severity	100%
Net other assets (liabilities) (a)	3,941	Discounted cash flow	Commitment expirations	0%-90% (20%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

Sensitivity of fair value measurements to changes in unobservable inputs

An increase (decrease) in the probability of default and loss severity for mortgage-backed securities and collateralized debt obligations would generally result in a lower (higher) fair value measurement.

An increase (decrease) in the estimate of expirations for commitments to originate real estate loans would generally result in a lower (higher) fair value measurement. Estimated commitment expirations are derived considering loan type, changes in interest rates and remaining length of time until closing.

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

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	March 31, 2014
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,763,118	$1,763,118	$1,689,900	$73,218	$—
Interest-bearing deposits at banks	3,299,185	3,299,185	—	3,299,185	—
Trading account assets	314,807	314,807	49,473	265,334	—
Investment securities	10,364,249	10,305,030	80,580	9,997,771	226,679
Loans and leases:
Commercial loans and leases	18,896,070	18,584,218	—	—	18,584,218
Commercial real estate loans	26,104,086	25,970,001	—	38,305	25,931,696
Residential real estate loans	8,774,095	8,733,704	—	5,285,649	3,448,055
Consumer loans	10,360,827	10,271,804	—	—	10,271,804
Allowance for credit losses	(916,768)	—	—	—	—

Loans and leases, net	63,218,310	63,559,727	—	5,323,954	58,235,773
Accrued interest receivable	242,009	242,009	—	242,009	—
Financial liabilities:
Noninterest-bearing deposits	$(25,244,200)	$(25,244,200)	$—	$(25,244,200)	$—
Savings deposits and NOW accounts	(39,804,771)	(39,804,771)	—	(39,804,771)	—
Time deposits	(3,402,515)	(3,420,917)	—	(3,420,917)	—
Deposits at Cayman Islands office	(247,880)	(247,880)	—	(247,880)	—
Short-term borrowings	(230,209)	(230,209)	—	(230,209)	—
Long-term borrowings	(6,251,197)	(6,388,067)	—	(6,388,067)	—
Accrued interest payable	(59,685)	(59,685)	—	(59,685)	—
Trading account liabilities	(216,366)	(216,366)	—	(216,366)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$12,589	$12,589	$—	$—	$12,589
Commitments to sell real estate loans	1,055	1,055	—	1,055	—
Other credit-related commitments	(114,641)	(114,641)	—	—	(114,641)
Interest rate swap agreements used for interest rate risk management	94,716	94,716	—	94,716	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	December 31, 2013
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,672,934	$1,672,934	$1,596,877	$76,057	$—
Interest-bearing deposits at banks	1,651,138	1,651,138	—	1,651,138	—
Trading account assets	376,131	376,131	51,386	324,745	—
Investment securities	8,796,497	8,690,494	82,450	8,384,106	223,938
Loans and leases:
Commercial loans and leases	18,705,216	18,457,288	—	—	18,457,288
Commercial real estate loans	26,148,208	26,018,195	—	67,505	25,950,690
Residential real estate loans	8,928,221	8,867,872	—	5,432,207	3,435,665
Consumer loans	10,291,514	10,201,087	—	—	10,201,087
Allowance for credit losses	(916,676)	—	—	—	—

Loans and leases, net	63,156,483	63,544,442	—	5,499,712	58,044,730
Accrued interest receivable	222,558	222,558	—	222,558	—
Financial liabilities:
Noninterest-bearing deposits	$(24,661,007)	$(24,661,007)	$—	$(24,661,007)	$—
Savings deposits and NOW accounts	(38,611,021)	(38,611,021)	—	(38,611,021)	—
Time deposits	(3,523,838)	(3,542,789)	—	(3,542,789)	—
Deposits at Cayman Islands office	(322,746)	(322,746)	—	(322,746)	—
Short-term borrowings	(260,455)	(260,455)	—	(260,455)	—
Long-term borrowings	(5,108,870)	(5,244,902)	—	(5,244,902)	—
Accrued interest payable	(43,419)	(43,419)	—	(43,419)	—
Trading account liabilities	(249,797)	(249,797)	—	(249,797)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$3,941	$3,941	$—	$—	$3,941
Commitments to sell real estate loans	12,360	12,360	—	12,360	—
Other credit-related commitments	(118,886)	(118,886)	—	—	(118,886)
Interest rate swap agreements used for interest rate risk management	102,875	102,875	—	102,875	—

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

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

	March 31, 2014	December 31, 2013
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$6,260,931	6,218,823
Commercial real estate loans to be sold	151,989	62,386
Other commercial real estate and construction	4,055,951	3,919,545
Residential real estate loans to be sold	521,869	469,869
Other residential real estate	368,055	384,617
Commercial and other	10,781,231	10,419,545
Standby letters of credit	3,531,586	3,600,528
Commercial letters of credit	39,197	53,284
Financial guarantees and indemnification contracts	2,842,506	2,457,633
Commitments to sell real estate loans	845,549	854,656

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $2.3 billion at each of March 31, 2014 and December 31, 2013.

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

The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $14 million at March 31, 2014. Assets of subsidiaries providing reinsurance that are available to satisfy claims totaled approximately $35 million at March 31, 2014. The amounts noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. Management believes that any reinsurance losses that may be payable by the Company will not be material to the Company’s consolidated financial position.

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At March 31, 2014, management believes that any further liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 22 to the Company’s consolidated financial statements as of and for the year ended December 31, 2013. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. As also described in note 22 to the Company’s 2013 consolidated financial statements, neither goodwill nor core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have been allocated to the Company’s reportable segments, but are included in the “All Other” category. The Company does, however, assign such intangible assets to business units for purposes of testing for impairment.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

Information about the Company’s segments is presented in the following table:

	Three months ended March 31
	2014			2013
	Total revenues(a)	Inter- segment revenues	Net income (loss)	Total revenues(a)	Inter- segment revenues	Net income (loss)
	(in thousands)
Business Banking	$102,299	1,057	28,598	$105,418	1,194	32,561
Commercial Banking	248,586	1,197	99,765	249,850	1,350	107,387
Commercial Real Estate	158,360	348	74,561	165,293	1,552	76,508
Discretionary Portfolio	24,657	(5,039)	11,279	12,041	(8,601)	1,846
Residential Mortgage Banking	94,588	9,748	19,411	119,899	18,698	34,361
Retail Banking	261,888	3,505	29,711	291,185	3,257	52,350
All Other	186,162	(10,816)	(34,308)	145,246	(17,450)	(30,900)

Total	$1,076,540	—	229,017	$1,088,932	—	274,113

	Average total assets
	Three months ended March 31		Year ended December 31
	2014	2013	2013
	(in millions)
Business Banking	$5,242	4,980	5,080
Commercial Banking	22,523	21,272	21,655
Commercial Real Estate	16,937	17,054	17,150
Discretionary Portfolio	18,581	16,585	16,480
Residential Mortgage Banking	3,157	2,847	2,858
Retail Banking	10,155	11,391	10,997
All Other	10,070	7,784	9,442

Total	$86,665	81,913	83,662

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

(e.g. deposits). The taxable-equivalent adjustment aggregated $5,945,000 and $6,450,000 for the three-month periods ended March 31, 2014 and 2013, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

15. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting. The carrying value of that investment was $60 million at March 31, 2014.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $5.4 billion and $5.5 billion at March 31, 2014 and December 31, 2013, respectively. Revenues from those servicing rights were $7 million and $8 million during the three-month periods ended March 31, 2014 and 2013, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances totaling $46.5 billion and $45.6 billion at March 31, 2014 and December 31, 2013, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $26 million and $2 million for the three-month periods ended March 31, 2014 and 2013, respectively. In addition, the Company held $216 million and $220 million of mortgage-backed securities in its held-to-maturity portfolio at March 31, 2014 and December 31, 2013, respectively, that were securitized by Bayview Financial.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

M&T Bank Corporation (“M&T”) recorded net income in the first quarter of 2014 of $229 million or $1.61 of diluted earnings per common share, compared with $274 million or $1.98 of diluted earnings per common share in the initial 2013 quarter. During the fourth quarter of 2013, net income totaled $221 million or $1.56 of diluted earnings per common share. Basic earnings per common share were $1.63 in the initial 2014 quarter, compared with $2.00 and $1.57 in the first and fourth quarters of 2013, respectively. The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the recent quarter was 1.07%, compared with 1.36% in the year-earlier quarter and 1.03% in the fourth quarter of 2013. The annualized rate of return on average common shareholders’ equity was 8.22% in the first three months of 2014, compared with 11.10% and 7.99% in the first and fourth quarters of 2013, respectively.

On March 27, 2014, M&T announced that the Federal Reserve did not object to M&T’s proposed 2014 Capital Plan. Accordingly, M&T may maintain a quarterly common stock dividend of $.70 per share; pay dividends and interest on other equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities and subordinated debt that were outstanding at December 31, 2013, consistent with the contractual terms of those instruments; and redeem or repurchase up to $50 million of subordinated debt. Common and preferred dividends are subject to approval by M&T’s Board of Directors in the ordinary course of business.

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City would be acquired by M&T. Pursuant to the terms of the agreement, Hudson City common shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). The estimated purchase price considering the closing price of M&T’s common stock of $121.30 on March 31, 2014 was $5.2 billion.

As of March 31, 2014, Hudson City reported $38.2 billion of assets, including $23.8 billion of loans (predominantly residential real estate loans) and $8.5 billion of investment securities, and $33.4 billion of liabilities, including $21.1 billion of deposits. The merger has received the approval of the common shareholders of M&T and Hudson City. However, the merger is subject to a number of conditions, including regulatory approvals.

On June 17, 2013, M&T and M&T Bank entered into a written agreement with the Federal Reserve Bank of New York. Under the terms of the agreement, M&T and M&T Bank are required to submit to the Federal Reserve Bank of New York a revised compliance risk management program designed to ensure compliance with the Bank Secrecy Act and anti-money laundering laws and regulations (“BSA/AML”) and to take certain other steps to enhance their compliance practices. The Company commenced a major initiative, including the hiring of outside consulting firms, intended to fully address those regulator concerns. M&T and M&T Bank continue to make progress towards completing this initiative. In view of the timeframe required to implement this initiative, demonstrate its efficacy to the satisfaction of the regulators and otherwise meet any other regulatory requirements that may be imposed in connection with these matters, the timeframe for closing the transaction between M&T and Hudson City has extended beyond the date previously expected. Accordingly, M&T and Hudson City extended the date after which either party may elect to terminate the merger agreement if the merger has not yet been completed to December 31, 2014. Nevertheless, M&T’s pending acquisition of Hudson City remains subject to regulatory approval, including approval by the Federal Reserve, and certain other closing conditions and, as a result, there can be no assurances that the merger will be completed by that date.

Recent Legislative Developments

As discussed in M&T’s Form 10-K for the year ended December 31, 2013, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) that was signed into law on July 21, 2010 has and will continue to significantly change the bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, and the system of regulatory oversight of the Company. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress, many of which are not yet completed or implemented. The Dodd-Frank Act could have a material adverse impact on the financial services industry as a whole, as well as on M&T’s business, results of operations, financial condition and liquidity.

A discussion of the provisions of the Dodd-Frank Act is included in Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2013.

On July 31, 2013, the U.S. District Court for the District of Columbia issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the Federal Reserve Board’s rule concerning electronic debit card transaction fees and network exclusivity arrangements (the “Current Rule”) that were adopted to implement Section 1075 of the Dodd-Frank Act — the so-called “Durbin Amendment.” The Court held that, in adopting the Current Rule, the Federal Reserve Board violated the Durbin Amendment’s provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are “reasonable and proportional to the costs incurred by the issuer” and therefore the Current Rule’s maximum permissible fees were too high. In addition, the Court held that the Current Rule’s network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. The Court vacated the Current Rule. The Court’s judgment was stayed in September 2013 pending appeal by the Federal Reserve Board. In March 2014, a panel of the United States Court of Appeals for the District of Columbia overturned the U.S. District Court’s ruling almost in its entirety, remanding to the Federal Reserve Board for further consideration or explanation of the issue of its treatment of transactions-monitoring costs.

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

The New Capital Rules preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies, such as M&T, that had $15 billion or more in total consolidated assets as of December 31, 2009. As a result, beginning in 2015 25% of M&T’s trust preferred securities will be includable in Tier 1 capital, and in 2016 and thereafter, none of M&T’s trust preferred securities will be includable in Tier 1 capital. Trust preferred securities no longer included in M&T’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules. In the first quarter of 2014, M&T redeemed $350 million of 8.50% junior subordinated debentures associated with the trust preferred capital securities of M&T Capital Trust IV and issued a like amount of 6.45% preferred stock that qualifies as Tier 1 regulatory capital. A detailed discussion of the New Capital Rules is included in Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2013 under the heading “Capital Requirements.”

Management believes that the Company will be able to comply with the revised capital adequacy requirements upon their implementation. More specifically, management estimates that the Company’s ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets under the New Capital Rules (and as defined therein) on a fully phased-in basis was approximately 9.22% as of March 31, 2014, reflecting a good faith estimate of the computation of CET1 and the Company’s risk-weighted assets under the methodologies set forth in the New Capital Rules.

On December 10, 2013, the Federal Reserve Board, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Securities and Exchange Commission adopted the final version of the Volcker Rule, which was mandated under Dodd-Frank. The Volcker Rule is intended to effectively reduce risks posed to banking entities from proprietary trading activities and investments in or relationships with covered funds. Banking entities are generally prohibited from engaging in proprietary trading. The Company does not believe that it engages in any significant amount of “proprietary trading” as defined in the Volcker Rule and that any impact would be minimal. In addition, a review of the Company’s investments was undertaken to determine if any meet the Volcker Rule’s definition of “covered funds.” Based on that review, the Company believes that any impact related to investments considered to be covered funds would not have a significant effect on the Company’s financial condition or its results of operations. Nevertheless, the Company may be required to divest certain investments subject to the Volcker Rule by mid-2015.

On October 24, 2013, the Federal Reserve Board and other banking regulators issued an interagency proposal for the U.S. version of the Basel Committee’s Liquidity Coverage Ratio (“LCR”). The LCR requires a banking organization to maintain a minimum amount of liquid assets to withstand a 30-day standardized supervisory liquidity stress scenario. The proposed effective date is January 1, 2015, subject to a two-year phase-in period. The period for commenting on the interagency proposal closed on January 31, 2014.

Supplemental Reporting of Non-GAAP Results of Operations

M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and gains and expenses associated with merging acquired operations into the Company, since such items are considered by management to be “nonoperating” in nature. As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.6 billion at each of March 31, 2014, March 31, 2013 and December 31, 2013. Included in such intangible assets was goodwill of $3.5 billion at each of those dates. Amortization of core deposit and other intangible assets, after tax effect, was $6 million during each of quarters ended March 31, 2014 and December 31, 2013 ($.05 per diluted common share), compared with $8 million ($.06 per diluted common share) during the first quarter of 2013. The after-tax impact of merger-related expenses was $3 million ($5 million pre-tax), or $.02 of basic and diluted earnings per common share in the first quarter of 2013. There were no merger-related expenses in the recent quarter or in the final quarter of 2013. The merger-related expenses in 2013’s initial quarter were associated with M&T’s pending acquisition of Hudson City. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Net operating income totaled $235 million in the first quarter of 2014, compared with $285 million in the year-earlier quarter. Diluted net operating earnings per common share for the recent quarter were $1.66, compared with $2.06 in the initial quarter of 2013. Net operating income and diluted net operating earnings per common share were $228 million and $1.61, respectively, in the fourth quarter of 2013.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.15%, compared with 1.48% and 1.11% in the first and fourth quarters of 2013, respectively. Net operating income represented an annualized return on average tangible common equity of 12.76% in the initial quarter of 2014, compared with 18.71% in the year-earlier quarter and 12.67% in the final quarter of 2013.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income totaled $662 million in the first quarter of 2014, nearly unchanged from the year-earlier period. The impact of higher average earning assets, which rose $3.9 billion, or 5%, to $76.3 billion from $72.3 billion in the first quarter of 2013, was offset by a 19 basis point (hundredths of one percent) narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. The increase in average earning assets was attributable to a $3.5 billion rise in average balances of investment securities and a $2.6 billion increase in lower yielding average interest-bearing deposits at the Federal Reserve Bank of New York, partially offset by a $2.1 billion decline in average loans outstanding. The decline in average loans reflects the impact of securitization activities in 2013 whereby the Company (i) securitized approximately $1.3 billion of one-to-four family residential real estate loans from its loan portfolio into guaranteed mortgage securitizations with Ginnie Mae (and largely retained the resulting securities in the investment securities portfolio) and (ii) securitized and sold approximately $1.4 billion of automobile loans. The increase in investment securities reflects M&T’s loan securitization activities in 2013 as well as purchases of Ginnie Mae and Fannie Mae mortgage-backed securities. Taxable-equivalent net interest income in the recent quarter was below the $673 million recorded in the fourth quarter of 2013, reflecting two less days in the recent quarter.

Average loans and leases declined $2.1 billion or 3% to $63.8 billion in the recent quarter from $65.9 billion in the first quarter of 2013. Commercial loans and leases averaged $18.5 billion in the initial 2014 quarter, up $1.1 billion or 7% from $17.3 billion in the year-earlier quarter. Average commercial real estate loans rose $228 million to $26.1 billion in the recent quarter from $25.9 billion in the first quarter of 2013. Average residential real estate loans outstanding decreased $2.3 billion to $8.8 billion in the first quarter of 2014 from $11.1 billion in the similar quarter of 2013.

Included in that portfolio were loans held for sale, which averaged $329 million in the recent quarter, compared with $1.1 billion in the first quarter of 2013. The further decrease in residential real estate loans was largely due to the above-noted securitization activity during the second and third quarters of 2013. During the second quarter of 2013, the Company securitized approximately $296 million of residential real estate loans and during the third quarter of 2013 approximately $1.0 billion of residential real estate loans were securitized. The residential real estate loans were guaranteed by the Federal Housing Administration (“FHA”) and a substantial majority of the resulting Ginnie Mae mortgage-backed investment securities have been retained by the Company in the investment securities portfolio. Average consumer loans and leases totaled $10.3 billion in the recent quarter, $1.2 billion or 10% lower than $11.5 billion in 2013’s first quarter. That decline was largely due to lower average balances of automobile loans. In September 2013, the Company securitized and sold approximately $1.4 billion of automobile loans held in its loan portfolio. The Company has securitized loans to improve its regulatory capital ratios and strengthen its liquidity and risk profile, including the ability to pledge any of the retained assets, as a result of changing regulatory requirements.

Average loan balances in the recent quarter increased $213 million from the fourth quarter of 2013. Average outstanding commercial loan and lease balances rose $380 million, or 2%, average balances of commercial real estate loans decreased $88 million and average residential real estate loan balances were down $146 million. Average outstanding consumer loans increased $68 million from 2013’s final quarter. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

Dollars in millions

		Percent increase (decrease) from
	1st Qtr. 2014	1st Qtr. 2013	4th Qtr. 2013
Commercial, financial, etc.	$18,476	7%	2%
Real estate – commercial	26,143	1	—
Real estate – consumer	8,844	(21)	(2)
Consumer
Automobile	1,433	(43)	12
Home equity lines	5,735	(1)	(1)
Home equity loans	345	(25)	(6)
Other	2,787	3	(1)

Total consumer	10,300	(10)	1

Total	$63,763	(3)%	—%

The investment securities portfolio averaged $9.3 billion in the recent quarter, up $3.5 billion or 60% from $5.8 billion in the initial quarter of 2013 and $911 million above the $8.4 billion averaged in the fourth quarter of 2013. The increase from the year-earlier quarter reflects the net effect of purchases, sales and securitizations during 2013 and the first quarter of 2014, partially offset by maturities and paydowns of mortgage-backed securities. Beginning in the second quarter of 2013, the Company undertook certain actions to improve its regulatory capital and liquidity positions in response to evolving regulatory requirements. As a result, in the second quarter of 2013 approximately $1.0 billion of privately issued mortgage-backed securities held in the available-for-sale portfolio were sold, as were the Company’s holdings of Visa and MasterCard common stock. In the second and third quarters of 2013, the Company securitized approximately $1.3 billion of residential real estate loans held in its loan portfolio guaranteed by the FHA. A substantial majority of the Ginnie Mae securities resulting from those securitizations were retained by the Company. During the second quarter of 2013, the Company also began originating FHA residential real estate loans for purposes of securitizing such loans into

Ginnie Mae mortgage-backed securities to be retained in the Company’s investment securities portfolio. Approximately $1.6 billion of such loans were originated and securitized during 2013. Finally, beginning in May the Company purchased approximately $1.9 billion of Ginnie Mae securities and $250 million of Fannie Mae securities that were added to the investment securities portfolio during 2013, and another $1.7 billion of Fannie Mae securities were purchased during the first quarter of 2014. The recent quarter increase in average investment securities balances as compared with the final 2013 quarter reflects the noted first quarter purchases of Fannie Mae securities. The Company has increased its holdings of investment securities in response to changing regulatory requirements.

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

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” Nevertheless, there were no other-than-temporary impairment charges recognized in either the first quarter of 2014 or the final 2013 quarter. Other-than-temporary impairment charges recognized during the quarter ended March 31, 2013 were $10 million. That impairment charge related to certain privately issued mortgage-backed securities. Persistently high unemployment, loan delinquencies and foreclosures that led to a backlog of homes held for sale by financial institutions and others were significant factors contributing to the recognition of the other-than-temporary impairment charges related to those securities. Substantially all of the privately issued mortgage-backed securities held in the available-for-sale investment securities portfolio were sold late in the second quarter of 2013. The impairment charge in the first quarter of 2013 related to a subset of those securities. Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-earning deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $3.3 billion in the recently completed quarter, compared with $684 million and $3.1 billion in the first and fourth quarters of 2013, respectively. Interest-bearing deposits at banks averaged $3.1 billion, $527 million and $2.9 billion during the three-month periods ended March 31, 2014, March 31, 2013 and December 31, 2013, respectively. The rise in average interest-bearing deposits at banks in the fourth quarter of 2013 and the initial 2014 quarter as compared with the first quarter of 2013 was largely due to higher deposits held at the Federal Reserve Bank of New York. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

As a result of the changes described herein, average earning assets aggregated $76.3 billion in the first quarter of 2014, compared with $72.3 billion in the year-earlier quarter and $75.0 billion in the final quarter of 2013.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits averaged $65.6 billion in the initial 2014 quarter, compared with $61.9 billion in the year-earlier quarter and $65.3 billion in the final quarter of 2013. The growth in core deposits since the first quarter of 2013 was due, in part, to the lack of attractive alternative investments available to the Company’s customers resulting from lower interest rates and from the economic environment in the U.S. The low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have generally increased. The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

Dollars in millions

		Percent increase (decrease) from
	1st Qtr. 2014	1st Qtr. 2013	4th Qtr. 2013
NOW accounts	$965	11%	6%
Savings deposits	37,391	9	1
Time deposits $250,000 or less	3,081	(16)	(5)
Noninterest-bearing deposits	24,141	5	—

Total	$65,578	6%	—%

Additional funding sources for the Company included branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits. Time deposits over $250,000, excluding brokered certificates of deposit, averaged $371 million in the first quarter of 2014, compared with $329 million and $320 million in the first and fourth quarters of 2013, respectively. Cayman Islands office deposits averaged $380 million, $858 million and $414 million for the three-month periods ended March 31, 2014, March 31, 2013 and December 31, 2013, respectively. Average brokered time deposits totaled $9 million during the recently completed quarter, compared with $431 million and $67 million in the first and fourth quarters of 2013, respectively. The Company also had brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged approximately $1.0 billion in each of the first quarters of 2014 and 2013 and $1.1 billion in the fourth quarter of 2013. The levels of brokered NOW and brokered money-market deposit accounts reflect the demand for such deposits, largely resulting from the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. The level of Cayman Islands office deposits and brokered deposits are also reflective of customer demand. Additional amounts of such deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding. Short-term borrowings averaged $264 million in the recent quarter, compared with $637 million in the first quarter of 2013 and $287 million in the final 2013 quarter. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $183 million in 2014’s initial quarter, compared with $500 million and $195 million in the first and fourth quarters of 2013, respectively. Overnight federal funds borrowings represented the largest component of short-term borrowings and totaled $180 million and $248 million at March 31, 2014 and 2013, respectively, and $169 million at December 31, 2013.

Long-term borrowings averaged $5.9 billion in the first quarter of 2014, compared with $4.7 billion in the corresponding 2013 quarter and $5.0 billion in the final 2013 quarter. Included in average long-term borrowings were subordinated capital notes of $1.6 billion in each of the two most recent quarters and $1.8 billion in the first quarter of 2013. On April 15, 2013, $250 million of 4.875% subordinated notes of the Company matured and were redeemed. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $1.1 billion in the initial 2014 quarter and $1.2 billion in each of the quarters ended March 31, 2013 and December 31, 2013. On February 27, 2014, M&T redeemed $350 million of 8.50% Enhanced Trust Preferred Securities and the associated junior subordinated debentures. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.4 billion during each of the first quarters of 2014 and 2013 and the fourth quarter of 2013. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates. During the first quarter of 2013, M&T Bank, initiated a Bank Note Program whereby M&T Bank may offer up to $5 billion of unsecured senior and subordinated notes. During March 2013, three-year floating rate senior notes due March 2016 were issued for $300 million and five-year 1.45% fixed rate senior notes due March 2018 were issued for $500 million. In January 2014, M&T Bank issued $1.5 billion of senior notes as follows: $250 million of three-year floating rate notes due January 2017; $500 million of three-year 1.25% fixed rate notes due January 2017; and $750 million of five-year 2.30% fixed rate notes due January 2019. The proceeds of the issuances have been or will be predominantly utilized to purchase additional liquid investment securities that will meet the regulatory liquidity requirements. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of March 31, 2014, interest rate swap agreements were used to hedge approximately $1.4 billion of fixed rate long-term borrowings. Further information on interest rate swap agreements is provided in note 10 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.32% in the first quarter of 2014 and 3.49% in the year-earlier quarter. The yield on earning assets during the recent quarter was 3.87%, down 26 basis points from 4.13% in the first quarter of 2013, while the rate paid on interest-bearing liabilities decreased 9 basis points to .55% from .64%. In 2013’s fourth quarter, the net interest spread was 3.36%, the yield on earning assets was 3.92% and the rate paid on interest-bearing liabilities was .56%. The narrowing of the net interest spread in the recent quarter as compared with the first quarter of 2013 reflects the higher level of deposits held at the Federal Reserve Bank of New York, higher average balances of investment securities and the ongoing impact of the low interest rate environment on loan yields.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $26.9 billion in the first quarter of 2014, compared with $25.4 billion and $26.7 billion in the first and fourth quarters of 2013, respectively. The increases in average net interest-free funds in the two most recent quarters as compared with the first quarter of 2013 were predominantly the result of higher average balances of noninterest-bearing deposits. Such deposits averaged $24.1 billion in the recent quarter, compared with $23.0 billion and $24.2 billion in the first and fourth quarters of 2013, respectively. Goodwill and core deposit and other intangible assets averaged $3.6 billion during each of the quarters ended March 31, 2014, March 31, 2013 and December 31, 2013. The cash surrender value of bank owned life insurance averaged $1.7 billion in the first three months of 2014, compared with $1.6 billion in each of the three-month periods ended March 31, 2013 and December 31, 2013. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .20% in the two most recent quarters, compared with .22% in the first quarter of 2013.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.52% in the first quarter of 2014, compared with 3.71% in the year-earlier quarter and 3.56% in the fourth quarter of 2013. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin. In particular, the relatively low interest rate environment continues to exert downward pressure on yields on loans, investment securities and other earning assets.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.4 billion at each of March 31, 2014 and December 31, 2013, and $900 million at March 31, 2013. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. The amounts of hedge ineffectiveness recognized during the quarters ended March 31, 2014 and 2013 and the quarter ended December 31, 2013 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $95 million at March 31, 2014, $134 million at March 31, 2013 and $103 million at December 31, 2013. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of March 31, 2014 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $89 million of collateral with the Company.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 4.42% and 1.19%, respectively, at March 31, 2014. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

Dollars in thousands

	Three months ended March 31
	2014		2013
	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(11,292)	(.09)	(9,514)	(.08)

Net interest income/margin	$11,292	.06%	$9,514	.05%

Average notional amount	$1,400,000		$900,000

Rate received (b)		4.42%		6.16%
Rate paid (b)		1.19%		1.87%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. M&T’s banking subsidiaries have access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank of New York, the previously noted Bank Note Program, and other available borrowing facilities. The Company has, from time to time, issued subordinated capital notes to provide liquidity and enhance regulatory capital ratios. Such notes generally qualify under Federal Reserve Board’s current risk-based capital guidelines for inclusion in the Company’s capital. However, pursuant to the Dodd-Frank Act, junior subordinated debentures associated with trust preferred securities will be phased-out of the definition of Tier 1 capital. Effective January 1, 2015, 75% of such junior subordinated debentures will be excluded from the Company’s Tier 1 capital, and beginning January 1, 2016, 100% will be excluded. The amounts excluded from Tier 1 capital will be includable in total capital.

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings were $180 million at March 31, 2014, $248 million at March 31, 2013 and $169 million at December 31, 2013. In general, those borrowings were unsecured and matured on the next business day. In addition to satisfying customer demand, Cayman Islands office deposits and brokered certificates of deposit may be used by the Company as an alternative to short-term borrowings. Cayman Islands office deposits totaled $248 million, $266 million and $323 million at March 31, 2014, March 31, 2013 and December 31, 2013, respectively. Outstanding brokered time deposits at March 31, 2014, March 31, 2013 and December 31, 2013 were $5 million, $422 million and $26 million, respectively. At March 31, 2014, the weighted-average remaining term to maturity of brokered time deposits was 3 months. The Company also had brokered NOW and brokered money-market deposit accounts which aggregated $974 million at March 31, 2014, compared with $942 million at March 31, 2013 and $1.0 billion at December 31, 2013.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $4 million at each of March 31, 2014 and 2013, and $25 million at December 31, 2013. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.7 billion at each of March 31, 2014 and December 31, 2013, compared with $2.1 billion at March 31, 2013. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at March 31, 2014 approximately $958 million was available for payment of dividends to M&T from banking subsidiaries. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 5 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, on which there were no borrowings outstanding at March 31, 2014 or at December 31, 2013.

Management closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business. Management does not anticipate engaging in any activities, either currently or in the long-term, for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks. Banking regulators have proposed rules requiring a banking company to maintain a minimum amount of liquid assets to withstand a 30-day standardized supervisory liquidity stress scenario. The proposed effective date is January 1, 2015, subject to a two year phase-in period. The Company has taken steps as noted herein to enhance its liquidity and will take further action, as necessary, to comply with the final regulations when they take effect.

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

The accompanying table as of March 31, 2014 and December 31, 2013 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

Dollars in thousands

	Calculated increase (decrease) in projected net interest income
Changes in interest rates	March 31, 2014	December 31, 2013
+200 basis points	$230,372	245,089
+100 basis points	125,018	134,188
-100 basis points	(69,727)	(72,755)
-200 basis points	(95,139)	(100,543)

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

The Company engages in trading activities to meet the financial needs of customers and to fund the Company’s obligations under certain deferred compensation plans. Financial instruments utilized in trading activities consist predominantly of interest rate contracts, such as swap agreements, and forward and futures contracts related to foreign currencies. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The fair values of the offsetting trading positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 10 of Notes to Financial Statements. The amounts of gross and net trading positions, as well as the type of trading activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by management and approved by M&T’s Board of Directors. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading activities.

The notional amounts of interest rate contracts entered into for trading purposes aggregated $17.1 billion at March 31, 2014, compared with $15.2 billion at March 31, 2013 and $17.4 billion at December 31, 2013. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes totaled $1.0 billion at March 31, 2014, compared with $921 million and $1.4 billion at March 31 and December 31, 2013, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $315 million and $216 million, respectively, at March 31, 2014, $420 million and $328 million, respectively, at March 31, 2013, and $376 million and $250 million, respectively, at December 31, 2013. Included in trading account assets were assets related to deferred compensation plans totaling $26 million at each of March 31, 2014 and 2013, compared with $29 million at December 31, 2013. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at each of March 31, 2014 and 2013 were $30 million of liabilities related to deferred compensation plans, compared with $31 million at December 31, 2013. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

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

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the first quarter of 2014 was $32 million, compared with $38 million in the first quarter of 2013 and $42 million in the final 2013 quarter. Net loan charge-offs were also $32 million in the recent quarter, compared with $37 million and $42 million during the three-month periods ended March 31, 2013 and December 31, 2013, respectively. Net charge-offs as an annualized percentage of average loans and leases were .20% in the initial 2014 quarter, compared with .23% and .26% in the first and fourth quarters of 2013, respectively. A summary of net charge-offs by loan type follows.

NET CHARGE-OFFS

BY LOAN/LEASE TYPE

In thousands

	First Quarter 2014	First Quarter 2013	Fourth Quarter 2013
Commercial, financial, leasing, etc.	$9,146	6,788	20,356
Real estate:
Commercial	289	8,773	7,836
Residential	5,822	3,721	3,285
Consumer	16,651	17,461	10,217

	$31,908	36,743	41,694

Included in net charge-offs of commercial real estate loans were net recoveries of $1 million and $2 million in the first quarter of 2014 and the final 2013 quarter, respectively, of loans to residential homebuilders and developers, compared with net charge-offs of $2 million in the first quarter of 2013. Reflected in net charge-offs of residential real estate loans were net charge-offs of Alt-A first mortgage loans of $2 million in the recent quarter, compared with $4 million and $1 million in the quarters ended March 31, 2013 and December 31, 2013, respectively. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended March 31, 2014, March 31, 2013 and December 31, 2013, respectively, of: automobile loans of $4 million, $3 million and $3 million; recreational vehicle loans of $4 million at each respective date; and home equity loans and lines of credit, including Alt-

A second lien loans, of $4 million, $6 million and net recoveries of $4 million. Reflected in net charge-offs of home equity loans and lines of credit in 2013’s fourth quarter were $9 million of recoveries of previously charged-off loans related to a portfolio of loans acquired in 2007. Alt-A loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. Loans in the Company’s Alt-A portfolio were originated by the Company prior to 2008.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of loans. The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet. The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans obtained in acquisitions subsequent to 2008 was $3.7 billion, $5.3 billion and $4.0 billion at March 31, 2014, March 31, 2013 and December 31, 2013, respectively. The portion of the nonaccretable balance related to remaining principal losses as well as life-to-date losses charged against the nonaccretable balance as of March 31, 2014 and December 31, 2013 are presented in the accompanying table.

	Nonaccretable balance - principal
	Remaining balance		Life-to-date charges
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(in thousands)
Commercial, financing, leasing, etc.	$29,332	31,931	72,364	69,772
Commercial real estate	108,790	110,984	279,356	277,222
Residential real estate	22,200	23,201	55,103	54,177
Consumer	32,137	33,989	75,901	74,039

Total	$192,459	200,105	482,724	475,210

Nonaccrual loans totaled $891 million or 1.39% of total loans and leases outstanding at March 31, 2014, compared with $1.05 billion or 1.60% a year earlier and $874 million or 1.36% at December 31, 2013. The declines in nonaccrual loans at the two most recent quarter-ends as compared with March 31, 2013 were largely due to lower commercial loans and commercial real estate loans in nonaccrual status.

Accruing loans past due 90 days or more (excluding acquired loans) were $307 million or .48% of total loans and leases at March 31, 2014, compared with $331 million or .50% at March 31, 2013 and $369 million or .58% at December 31, 2013. Those loans included loans guaranteed by government-related entities of $291 million, $312 million and $298 million at March 31, 2014, March 31, 2013 and December 31, 2013, respectively. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $251 million, $284 million and $255 million at March 31, 2014, March 31, 2013 and December 31, 2013, respectively.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $303 million at March 31, 2014, or less than 1% of total loans. Purchased impaired loans totaled $425 million and $331 million at March 31 and December 31, 2013, respectively. The decline in such loans from March 31, 2013 was predominantly the result of payments received from customers.

Accruing loans past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Such loans totaled $121 million at March 31, 2014, compared with $157 million at March 31, 2013 and $130 million at December 31, 2013.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $224 million, $190 million and $206 million at March 31, 2014, March 31, 2013 and December 31, 2013, respectively.

Nonaccrual commercial loans and leases aggregated $138 million at March 31, 2014, $204 million at March 31, 2013 and $111 million at December 31, 2013. The decrease in commercial loans classified as nonaccrual at the two most recent quarter-ends as compared with March 31, 2013 reflects the charge-off during 2013 of $49 million associated with a relationship with a motor vehicle-related wholesaler that had been classified as nonaccrual. Commercial real estate loans classified as nonaccrual totaled $291 million at March 31, 2014, $393 million at March 31, 2013 and $305 million at December 31, 2013. The decrease in such loans from March 31, 2013 to the two most recent quarter-ends was largely attributable to lower nonaccrual loans to residential homebuilders and developers. Loans to residential homebuilders and developers in nonaccrual status aggregated $90 million and $167 million at March 31, 2014 and 2013, respectively, and $96 million at December 31, 2013. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the three-month period ended March 31, 2014 is presented in the accompanying table.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

	March 31, 2014			Quarter ended March 31, 2014
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances(a)	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
New York	$443,503	$6,181	1.39%	$(3)	—%
Pennsylvania	124,821	46,999	37.65	33	.11
Mid-Atlantic	495,472	36,978	7.46	(944)	(.77)
Other	262,362	838	.32	(144)	(.23)

Total	$1,326,158	$90,996	6.86%	$(1,058)	(.33)%

(a)	Includes approximately $28 million of loans not secured by real estate, of which approximately $1 million are in nonaccrual status.

Residential real estate loans classified as nonaccrual were $338 million at March 31, 2014, compared with $341 million at March 31, 2013 and $334 million at December 31, 2013. Depressed real estate values and high levels of delinquencies have contributed to the higher than historical levels of residential real estate loans classified as nonaccrual. Included in residential real estate loans classified as nonaccrual were Alt-A loans of $79 million, $88 million and $81 million at March 31, 2014, March 31, 2013 and December 31, 2013, respectively. Residential real estate loans past due 90 days or more and accruing interest (excluding acquired loans) totaled $285 million at March 31, 2014, compared with $309 million a year earlier and $295 million at December 31, 2013. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended March 31, 2014 is presented in the accompanying table.

Nonaccrual consumer loans aggregated $124 million at March 31, 2014, compared with $114 million at March 31, 2013 and $125 million at December 31, 2013. Included in nonaccrual consumer loans at March 31, 2014, March 31, 2013 and December 31, 2013 were: automobile loans of $16 million, $20 million and $21 million, respectively; recreational vehicle loans of $11 million, $11 million and $12 million, respectively; and outstanding balances of home equity loans and lines of credit, including junior lien Alt-A loans, of $83 million, $72 million and $79 million, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter-ended March 31, 2014 is presented in the accompanying table.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

	March 31, 2014			Quarter ended March 31, 2014
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
Residential mortgages:
New York	$3,570,229	$68,086	1.91%	$2,348	.26%
Pennsylvania	1,169,821	20,503	1.75	644	.22
Mid-Atlantic	2,128,664	35,097	1.65	771	.15
Other	1,500,201	133,300	8.89	130	.03

Total	$8,368,915	$256,986	3.07%	$3,893	.19%

Residential construction loans:
New York	$6,725	$458	6.81%	$2	.12%
Pennsylvania	1,777	746	41.98	122	28.42
Mid-Atlantic	7,708	166	2.15	—	—
Other	17,172	1,322	7.70	54	1.25

Total	$33,382	$2,692	8.06%	$178	2.13%

Alt-A first mortgages:
New York	$61,681	$17,574	28.49%	$310	2.01%
Pennsylvania	11,397	3,006	26.38	24	.83
Mid-Atlantic	72,002	11,085	15.40	649	3.60
Other	226,718	46,855	20.67	768	1.35

Total	$371,798	$78,520	21.12%	$1,751	1.88%

Alt-A junior lien:
New York	$1,260	$154	12.22%	$145	42.67%
Pennsylvania	415	35	8.43	—	—
Mid-Atlantic	3,389	229	6.76	(48)	(5.63)
Other	7,851	735	9.36	293	14.67

Total	$12,915	$1,153	8.93%	$390	11.87%

First lien home equity loans:
New York	$23,111	$2,470	10.69%	$55	.93%
Pennsylvania	74,037	3,063	4.14	79	.42
Mid-Atlantic	93,573	698	.75	173	.72
Other	2,969	84	2.83	—	—

Total	$193,690	$6,315	3.26%	$307	.62%

First lien home equity lines:
New York	$1,378,340	$12,142	.88%	$357	.10%
Pennsylvania	839,582	5,988	.71	44	.02
Mid-Atlantic	875,837	3,782	.43	63	.03
Other	32,010	1,481	4.63	—	—

Total	$3,125,769	$23,393	.75%	$464	.06%

Junior lien home equity loans:
New York	$18,457	$5,216	28.26%	$170	3.59%
Pennsylvania	22,836	1,129	4.94	(75)	(1.29)
Mid-Atlantic	75,721	1,408	1.86	133	.69
Other	9,077	814	8.97	17	.73

Total	$126,091	$8,567	6.79%	$245	0.76%

Junior lien home equity lines:
New York	$954,658	$29,507	3.09%	$1,334	.57%
Pennsylvania	391,970	3,497	.89	442	.46
Mid-Atlantic	1,187,804	7,887	.66	779	.27
Other	69,523	2,236	3.22	56	.32

Total	$2,603,955	$43,127	1.66%	$2,611	.41%

Real estate and other foreclosed assets totaled $59 million and $96 million at March 31, 2014 and March 31, 2013, respectively, and $67 million at December 31, 2013. The decline in real estate and other foreclosed assets since March 31, 2013 reflects sales of such assets. No significant gains or losses occurred as a result of those sales. At March 31, 2014, the Company’s holding of residential real estate-related properties comprised 79% of foreclosed assets.

A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

Dollars in thousands

	2014	2013 Quarters
	First Quarter	Fourth	Third	Second	First
Nonaccrual loans	$890,893	874,156	915,871	964,906	1,052,794
Real estate and other foreclosed assets	59,407	66,875	89,203	82,088	95,680

Total nonperforming assets	$950,300	941,031	1,005,074	1,046,994	1,148,474

Accruing loans past due 90 days or more(a)	$307,017	368,510	339,792	340,467	331,283

Government guaranteed loans included in totals above:
Nonaccrual loans	$75,959	63,647	68,519	69,508	63,385
Accruing loans past due 90 days or more	291,418	297,918	320,732	315,281	311,579

Renegotiated loans	$257,889	257,092	259,301	263,351	272,285

Acquired accruing loans past due 90 days or more(b)	$120,996	130,162	153,585	155,686	157,068

Purchased impaired loans(c):
Outstanding customer balance	$534,331	579,975	648,118	725,196	790,048
Carrying amount	303,388	330,792	357,337	394,697	425,232

Nonaccrual loans to total loans and leases, net of unearned discount	1.39%	1.36%	1.44%	1.46%	1.60%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.48%	1.47%	1.58%	1.59%	1.74%
Accruing loans past due 90 days or more (a) to total loans and leases, net of unearned discount	.48%	.58%	.53%	.52%	.50%

(a)	Excludes acquired loans. Predominantly residential mortgage loans.
(b)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans that were impaired at acquisition date and recorded at fair value.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of March 31, 2014 in light of: (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; and (v) the amount of loan growth experienced by the Company. While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the slowly strengthening housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 60% of the Company’s loans are to customers in New York State and Pennsylvania).

The Company utilizes a loan grading system which is applied to all commercial and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Criticized commercial loans and commercial real estate loans were $1.8 billion at each of March 31, 2014 and December 31, 2013, compared with $2.3 billion at March 31, 2013. Loan officers with the support of loan review personnel in different geographic locations are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective geographic regions. On a quarterly basis, the Company’s centralized loan review department reviews all criticized commercial and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. At March 31, 2014, approximately 55% of the Company’s home equity portfolio consisted of first lien loans and lines of credit. Of the remaining junior lien loans in the portfolio, approximately 75% (or approximately 34% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company. To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. At each of March 31, 2014 and December 31, 2013, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $30 million, compared with $24 million at March 31, 2013. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. Additionally, the Company generally evaluates home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. In determining the amount of such charge-offs, if the Company does not know the amount of the remaining first lien mortgage loan (typically because the Company does not own or service the first lien loan), the Company assumes that the first lien mortgage loan has had no principal amortization since the origination of the junior lien loan. Similarly, data used in estimating incurred losses for purposes of determining the allowance for credit losses also assumes no reductions in outstanding principal of first lien loans since the origination of the junior lien loan. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At March 31, 2014, approximately 95% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-

average remaining draw periods were approximately five years, and approximately 23% were making contractually allowed payments that do not include repayment of principal.

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

In determining the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases. In quantifying incurred losses, the Company considers the factors and uses the techniques described herein and in note 4 of Notes to Financial Statements. For purposes of determining the level of the allowance for credit losses, the Company segments its loan and lease portfolio by loan type. The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan-by-loan analysis of commercial loans and commercial real estate loans in nonaccrual status. Measurement of the specific loss components is typically based on expected future cash flows, collateral values or other factors that may impact the borrower’s ability to pay. Losses associated with residential real estate loans and consumer loans are generally determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. These forecasts give consideration to overall borrower repayment performance and current geographic region changes in collateral values using third party published historical price indices or automated valuation methodologies. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a junior lien position. Approximately 45% of the Company’s home equity portfolio consists of junior lien loans and lines of credit. The Company generally evaluates residential real estate loans and home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. Except for consumer loans and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively and loans obtained in acquisition transactions, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more and has been placed in nonaccrual status. Those impaired loans are evaluated for specific loss components. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Loans less than 90 days delinquent are deemed to have a minimal delay in payment and are generally not considered to be impaired. Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The impact of estimated future credit losses represents the predominant difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition. Subsequent decreases to those expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Additional information regarding the Company’s process for determining the allowance for credit losses is included in note 4 of Notes to Financial Statements.

Management believes that the allowance for credit losses at March 31, 2014 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $917 million, or 1.43% of total loans and leases at each of March 31, 2014 and December 31, 2013, compared with $927 million or 1.41% at March 31, 2013. The ratio of the allowance to total loans and leases at each respective date reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value based on estimated future cash flows expected to be received on those loans. Those cash flows reflect the impact of expected defaults on customer repayment performance. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolios also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans was 103% at March 31, 2014, compared with 88% a year earlier and 105% at December 31, 2013. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in determining the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $420 million in the first quarter of 2014, compared with $433 million in the year-earlier quarter and $446 million in the fourth quarter of 2013. The recent quarter total reflected a slowdown in customer activity across most income categories. The largest factor contributing to the decline from the first quarter of 2013 was a $13 million decrease in mortgage banking revenues. As compared with the fourth quarter of 2013, the leading factors for the decline in other income were lower levels of trading account and foreign exchange gains, service charges on deposit accounts and trust income.

Mortgage banking revenues totaled $80 million in the recent quarter, compared with $93 million in the year-earlier quarter, and $82 million in the fourth quarter of 2013. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $65 million in the initial 2014 quarter, compared with $76 million in the year-earlier quarter and $60 million in the final 2013 quarter. The decline in residential mortgage banking revenues from the first quarter of 2013 to the recent quarter resulted from lower volumes of loans originated for sale. The lower volumes in the recent quarter reflected decreased refinancing activity by consumers in light of a higher interest rate environment. Residential real estate loans originated for sale reflect the Company’s involvement in the U.S. government’s Home Affordable Refinance Program (“HARP 2.0”), which allows homeowners to refinance their Fannie Mae or Freddie Mac mortgages when the value of their home has fallen such that they have little or no equity. The HARP 2.0 program was set to expire December 31, 2013, but was extended and will now be available to borrowers through December 31, 2015. As compared with the final quarter of 2013, the recent quarter’s increase in residential mortgage banking revenues reflects higher servicing revenues largely associated with the Company’s sub-servicing activities.

New commitments to originate residential real estate loans to be sold were approximately $728 million in the recent quarter, compared with $1.9 billion in the initial quarter of 2013 and $807 million in the fourth quarter of 2013. Included in those commitments to originate residential real estate loans to be sold were HARP 2.0 commitments of $95 million, $480 million and $100 million during the quarters ended March 31, 2014, March 31, 2013 and December 31, 2013, respectively. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $15 million in each of the first quarter of 2014 and the fourth quarter of 2013, compared with gains of $50 million in the first quarter of 2013.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues during the three-month period ended March 31, 2014 were reduced by less than $1 million, compared with similar reductions of $5 million and $4 million during the three-month periods ended March 31 and December 31, 2013, respectively, related to the actual or anticipated settlement of repurchase obligations.

Loans held for sale that are secured by residential real estate totaled $292 million and $1.1 billion at March 31, 2014 and 2013, respectively, and $401 million at December 31, 2013. Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates were $655 million and $522 million, respectively, at March 31, 2014, compared with $2.0 billion and $1.3 billion, respectively, at March 31, 2013, and $725 million and $470 million, respectively, at December 31, 2013. Net unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $17 million and $57 million at March 31, 2014 and March 31, 2013, respectively, and $20 million at December 31, 2013. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in net decreases in revenue of $2 million in each of the two most recent quarters, compared with a net decrease in revenue of $26 million in the first quarter of 2013.

Revenues from servicing residential real estate loans for others were $50 million in the recent quarter, compared with $25 million and $46 million during the quarters ended March 31, 2013 and December 31, 2013, respectively. Residential real estate loans serviced for others totaled $73.0 billion at March 31, 2014, $35.8 billion at March 31, 2013 and $72.4 billion at December 31, 2013, including certain small-balance commercial real estate loans of approximately $3.1 billion at March 31, 2014, $3.7 billion at March 31, 2013 and $3.2 billion at December 31, 2013. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $47.4 billion, $11.9 billion and $46.6 billion at March 31, 2014, March 31, 2013 and December 31, 2013, respectively. Included in residential real estate loans sub-serviced for others were loans subserviced for affiliates of Bayview Lending Group LLC (“BLG”) of $46.5 billion, $10.9 billion and $45.6 billion at March 31, 2014, March 31, 2013 and December 31, 2013, respectively. During the third quarter of 2013, the Company added approximately $35 billion of residential real estate loans to its portfolio of loans sub-serviced for affiliates of BLG. Revenues earned for sub-servicing loans were $26 million and $3 million for the three-month periods ended March 31, 2014 and 2013, respectively, and $22 million for the three-month period ended December 31, 2013.

Capitalized servicing rights consist largely of servicing associated with loans sold by the Company. Capitalized residential mortgage loan servicing assets, net of any applicable valuation allowance for possible impairment, totaled $123 million at March 31, 2014, compared with $111 million at March 31, 2013 and $129 million at December 31, 2013.

Commercial mortgage banking revenues were $15 million in the recent quarter, compared with $17 million and $22 million in the first and fourth quarters of 2013, respectively. Included in such amounts were revenues from loan origination and sales activities of $7 million and $10 million in the quarters ended March 31, 2014 and 2013, respectively, and $13 million in the final quarter of 2013. Commercial real estate loans originated for sale to other investors totaled approximately $136 million in the first quarter of 2014, compared with $408 million and $510 million in the first and fourth quarters of 2013, respectively. Loan servicing revenues were $8 million in the recent quarter, compared with $7 million and $9 million in the initial quarter of 2013 and the fourth quarter of 2013, respectively. Capitalized commercial mortgage servicing assets aggregated $71 million at March 31, 2014, $63 million at March 31, 2013 and $72 million at December 31, 2013. Commercial real estate loans serviced for other investors totaled $11.2 billion, $10.9 billion and $11.4 billion at March 31, 2014, March 31, 2013 and December 31, 2013, respectively, and included $2.3 billion, $2.1 billion and $2.3 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $190 million and $152 million, respectively, at March 31, 2014, $185 million and $106 million, respectively, at March 31, 2013 and $130 million and $62 million, respectively, at December 31, 2013. Commercial real estate loans held for sale at March 31, 2014, March 31, 2013 and December 31, 2013 were $38 million, $79 million, and $68 million, respectively.

Service charges on deposit accounts totaled $104 million in the first quarter of 2014, compared with $111 million in the year-earlier quarter and $110 million in the final 2013 quarter. The recent quarter’s decline as compared with the earlier periods was largely due to lower consumer service fees. Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Revenues associated with the ICS business were approximately $57 million, $59 million and $60 million during the quarters ended March 31, 2014, March 31, 2013 and December 31, 2013, respectively.

Revenues attributable to WAS were approximately $53 million for each of the three-month periods ended March 31, 2014 and December 31, 2013, respectively, and $51 million for the three-month period ended March 31, 2013. In total, trust income aggregated $121 million in the recent quarter, compared with $122 million and $126 million in the first and fourth quarters of 2013. Total trust assets, which include assets under management and assets under administration, aggregated $270.5 billion at March 31, 2014, compared with $263.5 billion and $266.1 billion at March 31, 2013 and December 31, 2013, respectively. Trust assets under management were $65.9 billion, $63.3 billion and $65.1 billion at March 31, 2014, March 31, 2013 and December 31, 2013, respectively. The Company’s proprietary mutual funds had assets of $13.0 billion, $13.3 billion and $12.7 billion at March 31, 2014, March 31, 2013 and December 31, 2013, respectively.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $17 million in the recent quarter, compared with $16 million in each of the first and fourth quarters of 2013. Gains from trading account and foreign exchange activity totaled $6 million during the recent quarter, compared with $9 million and $14 million in the first and fourth quarters of 2013, respectively. The decline in such gains in the recent quarter as compared with the immediately preceding quarter was largely due to lower new volumes of interest rate swap agreement transactions executed on behalf of commercial customers. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

During the first quarter of 2013, the Company recognized net losses on investment securities of $10 million. Those net losses were the result of the other-than-temporary impairment of certain of the Company’s privately issued mortgage-backed securities. There were no net gains or losses on investment securities during the two most recent quarters. Additional information about other-than-temporary impairment losses is included herein under the heading “Capital.”

M&T’s share of the operating losses of BLG in each of the recent quarter and the first quarter of 2013 was $4 million, compared with $6 million in the fourth quarter of 2013. The operating losses of BLG in the respective quarters reflect provisions for losses associated with securitized loans and other loans held by BLG and loan servicing and other administrative costs. Under GAAP, losses on securitized loans are required to be recognized by BLG despite the fact that the losses will ultimately be borne by the underlying third party bond-holders. As these loan losses are realized through later foreclosure and still later sale of real estate collateral, the underlying bonds will ultimately be charged-down leading to BLG’s future recognition of debt extinguishment gains. The timing of such debt extinguishment is difficult to predict and given ongoing loan loss provisioning, it is not possible to project when BLG will return to profitability. As a result of credit and liquidity disruptions, BLG ceased its originations of small-balance commercial real estate loans in 2008. However, as a result of past securitization activities, BLG is entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings from its core mortgage activities. To this point, BLG’s affiliates have largely reinvested their earnings to generate additional servicing and asset management activities, further contributing to the value of those affiliates. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Other revenues from operations totaled $96 million in each of the first quarters of 2014 and 2013, compared with $104 million in the fourth quarter of 2013. The recent quarter’s decline as compared with the final 2013 quarter was largely attributable to lower fees for providing loan syndication, underwriting and advisory services. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $32 million in each of the recent quarter and the first quarter of 2013, compared with $34 million in the fourth quarter of 2013. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $12 million during the two most recent quarters, compared with $13 million in the initial quarter of 2013. Revenues from merchant discount and credit card fees were $22 million in each of the two most recent quarters, compared with $20 million in the quarter ended March 31, 2013. Insurance-related sales commissions and other revenues totaled $12 million in the initial quarter of 2014, compared with $13 million in the year-earlier quarter and $10 million in the fourth quarter of 2013.

Other Expense

Other expense totaled $702 million in the first quarter of 2014, compared with $636 million in the year-earlier quarter and $743 million in the final quarter of 2013. Included in those amounts are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $10 million in each of the two most recent quarters and $13 million in the first quarter of 2013, and merger-related expenses of $5 million in the three-month period ended March 31, 2013. There were no merger-related expenses in the initial 2014 quarter or in the fourth quarter of 2013. The merger-related expenses in the initial 2013 quarter were incurred in connection with the pending Hudson City acquisition. Those expenses consisted largely of professional services and other temporary help fees associated with the planned conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; travel costs; and printing, postage, supplies and other costs. Exclusive of these nonoperating expenses, noninterest operating expenses totaled $692 million in the recent quarter, compared with $618 million and $733 million in the first and fourth quarters of 2013, respectively. The most significant factors for the higher level of expenses in the first three months of 2014 as compared with the year-earlier period were higher costs for professional services and salaries associated with BSA/AML compliance, capital planning and stress testing, risk management and other operational initiatives. The decline in noninterest operating expenses from the fourth quarter of 2013 was largely due to the impact of a $40 million litigation-related accrual in 2013 and lower professional services costs in 2014 that were partially offset by seasonally higher stock-based compensation and employee benefits expenses. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense totaled $371 million in 2014’s initial quarter, compared with $357 million in the year-earlier quarter and $336 million in the fourth quarter of 2013. As compared with the year-earlier quarter, the recent quarter reflects higher costs associated with BSA/AML compliance, capital planning and stress testing, risk management and other operational initiatives. Contributing to the rise in such expenses in the recent quarter as compared with the fourth quarter of 2013 were seasonally higher stock-based compensation, unemployment insurance, payroll-related taxes and the Company’s contributions for retirement savings plan benefits related to annual incentive compensation payments. The Company, in accordance with GAAP, has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarters of 2014 and 2013 included $16 million and $17 million, respectively, that would have been recognized over the normal vesting period if not for the accelerated expense recognition provisions of GAAP. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and employee benefits expense included stock-based compensation of $30 million and $28 million in the quarters ended March 31, 2014 and March 31, 2013, respectively, and $8 million in the quarter ended December 31, 2013. The number of full-time equivalent employees was 15,316 at March 31, 2014, compared with 14,576 and 15,368 at March 31, 2013 and December 31, 2013, respectively.

Excluding the nonoperating expenses described earlier from each quarter, nonpersonnel operating expenses were $321 million and $262 million in the quarters ended March 31, 2014 and March 31, 2013, respectively, and $396 million in the fourth quarter of 2013. The higher level of such expenses in the recent quarter as compared with the year-earlier quarter was due largely to the higher professional services noted associated with BSA/AML compliance, capital planning and stress testing, risk management and other operational initiatives. As compared with the fourth quarter of 2013, the decrease in nonpersonnel operating expenses in the initial 2014 quarter was largely due to the impact of the $40 million litigation-related accrual in the fourth quarter of 2013 and lower professional services expenses. The efficiency ratio measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 63.9% in the first quarter of 2014, compared with 55.9% in the year-earlier period and 65.5% in the fourth quarter of 2013.

Income Taxes

The provision for income taxes for the first quarter of 2014 was $113 million, compared with $141 million in the year-earlier quarter and $106 million in the fourth quarter of 2013. The effective tax rates were 33.1%, 34.0% and 32.4% for the quarters ended March 31, 2014, March 31, 2013 and December 31, 2013, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.

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

Capital

Shareholders’ equity was $11.9 billion at March 31, 2014, representing 13.43% of total assets, compared with $10.4 billion or 12.59% at March 31, 2013 and $11.3 billion or 13.28% at December 31, 2013.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.2 billion at March 31, 2014, $875 million at March 31, 2013 and $882 million at December 31, 2013, respectively. On February 11, 2014, M&T issued 350,000 shares of Series E Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, par value $1.00 per share and liquidation preference of $1,000 per share. Dividends, if declared, will be paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter will be paid quarterly at a rate of the three-month London Interbank Offered Rate plus 361 basis points. The shares are redeemable in whole or in part on or after February 15, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Further information concerning M&T preferred stock can be found in note 6 on Notes to Financial Statements.

Common shareholders’ equity aggregated $10.6 billion, or $81.05 per share, at March 31, 2014, compared with $9.5 billion, or $73.99 per share, at March 31, 2013 and $10.4 billion, or $79.81 per share, at December 31, 2013. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $53.92 at March 31, 2014, $46.11 at March 31, 2013 and $52.45 at December 31, 2013. The Company’s ratio of tangible common equity to tangible assets was 8.34% at March 31, 2014, compared with 7.51% a year earlier and 8.39% at December 31, 2013. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized gains on investment securities, net of applicable tax effect, were $72 million, or $.55 per common share, at March 31, 2014, compared with net unrealized gains of $47 million, or $.36 per common share, at March 31, 2013 and $34 million, or $.26 per common share, at December 31, 2013. Information about unrealized gains and losses as of March 31, 2014 and December 31, 2013 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized gains at March 31, 2014 were pre-tax effect unrealized losses of $26 million on available-for-sale investment securities with an amortized cost of $1.9 billion and pre-tax effect unrealized gains of $175 million on securities with an amortized cost of $4.1 billion. The pre-tax effect unrealized losses reflect $18 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $123 million and an estimated fair value of $105 million (generally considered Level 2 valuations). Further information concerning the Company’s valuations of available-for-sale investment securities is provided in note 12 of Notes to Financial Statements.

The Company assesses impairment losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows that reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. As a result, the Company did not recognize any other-than-temporary impairment charge related to mortgage-backed securities in the held-to-maturity portfolio during the initial quarter of 2014. In total, at March 31, 2014 and December 31, 2013, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $216 million and $220 million, respectively, and a fair value of $164 million and $159 million, respectively. At March 31, 2014, 90% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 33% being independently rated as investment grade. The mortgage-backed securities had a weighted-average credit enhancement of 20% at March 31, 2014, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. All mortgage-backed securities in the held-to-maturity portfolio had a current payment status as of March 31, 2014.

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

As of March 31, 2014, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any additional other-than-temporary impairment charges were not appropriate. It is possible that the Company may be required to sell certain of its collateralized debt obligations backed by trust preferred securities held in the available-for-sale portfolio to comply with the provisions of the Volcker Rule. However, the amortized cost and fair value of those collateralized debt obligations were $33 million and $45 million, respectively, at March 31, 2014 and the Company did not expect that it would realize any material losses if it ultimately was required to sell such securities. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its other impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of the Notes to Financial Statements.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $97 million, or $.74 per common share, at March 31, 2014, $98 million, or $.75 per common share, at December 31, 2013, and $272 million, or $2.11 per common share, at March 31, 2013.

Cash dividends declared on M&T’s common stock during the quarters ended March 31, 2014 and December 31, 2013 totaled $92 million, compared with $91 million in the quarter ended March 31, 2013, and represented a quarterly dividend payment of $.70 per common share in each of those three quarters.

Cash dividends declared on preferred stock are detailed below. There were no cash dividends declared in the first quarter of 2014 on the Series E Preferred Stock issued in February 2014.

	First Quarter	First Quarter	Fourth Quarter
	2014	2013	2013
	(in thousands)
Series A	$3,666	2,875	2,875
Series C	2,414	1,894	1,894
Series D	8,594	8,594	8,594

Total	$14,674	13,363	13,363

The Company did not repurchase any shares of its common stock during 2013 or the first quarter of 2014.

Federal regulators generally require banking institutions under the current Basel I rules to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. As of March 31, 2014, Tier 1 capital included trust preferred securities of $804 million as described in note 5 of Notes to Financial Statements and total capital further included subordinated capital notes of $1.4 billion. As previously noted, pursuant to the Dodd-Frank Act, trust preferred securities will be phased-out of the definition of Tier 1 capital of bank holding companies beginning in 2015. On February 27, 2014, M&T redeemed $350 million of 8.50% Enhanced Trust Preferred Securities and the associated junior subordinated debentures.

The regulatory capital ratios of the Company, M&T Bank and Wilmington Trust, N.A. as of March 31, 2014 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

March 31, 2014

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.
Tier 1 capital	12.22%	10.20%	57.72%
Total capital	15.30%	13.10%	58.36%
Tier 1 leverage	10.85%	9.10%	20.77%

On March 27, 2014, M&T announced that the Federal Reserve did not object to M&T’s proposed 2014 Capital Plan. Accordingly, M&T may maintain a quarterly common stock dividend of $.70 per share; pay dividends and interest on other equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities and subordinated debt that were outstanding at December 31, 2013, consistent with the contractual terms of those instruments; and redeem or repurchase up to $50 million of subordinated debt. Common and preferred dividends are subject to approval by M&T’s Board of Directors in the ordinary course of business.

Segment Information

As required by GAAP, the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 14 of Notes to Financial Statements.

The Business Banking segment’s net income aggregated $29 million in the first quarter of 2014, down 12% from the $33 million earned in the first three months of 2013, but 34% above the $21 million recorded in 2013’s fourth quarter. The decline from the year-earlier quarter reflects lower net interest income of $3 million and increased costs associated with the allocation of expenses related to BSA/AML compliance, risk management, and other operational initiatives across the Company. The decline in net interest income reflects a 33 basis point narrowing of the net interest margin on deposits, partially offset by increases in average outstanding deposit and loan balances of $429 million (predominantly noninterest-bearing) and $259 million, respectively. As compared with the fourth quarter of 2013, the improvement in net income reflects a decreased allocation of expenses regarding the above noted Company-wide initiatives, primarily in connection with BSA/AML consulting expenses, and a decrease in the provision for credit losses of $3 million, the result of lower net charge-offs. Those favorable factors were partially offset by lower net interest income of $6 million, the result of a 16 basis point narrowing of the net interest margin on deposits and a decrease in average outstanding deposit balances.

Net income earned by the Commercial Banking segment totaled $100 million in each of the two most recent quarters, compared with $107 million recorded in the first quarter of 2013. The main factor contributing to the recent quarter’s decline in net income as compared with 2013’s first quarter was an increase in the provision for credit losses of $12 million, largely the result of increased net charge-offs. As compared with the final 2013 quarter, decreased costs during the recent quarter that reflect the allocation of expenses related to operational initiatives across the Company were largely offset by a decline in net interest income of $4 million and a decrease in trading account and foreign exchange gains of $8 million. The lower net interest income was attributable to the narrowing of the net interest margin on deposits of 17 basis points, partially offset by an increase in average outstanding loan balances of $473 million and a 4 basis point widening of the net interest margin on loans. The lower trading account and foreign exchange gains resulted from lower volumes of interest rate swap agreements initiated on behalf of customers.

The Commercial Real Estate segment contributed net income of $75 million during the quarter ended March 31, 2014, compared with $77 million in the year-earlier quarter and $76 million in the fourth quarter of 2013. The modest decline in the recent quarter’s net income as compared with the initial 2013 quarter reflects a $3 million decrease in net interest income, attributable to a 38 basis point narrowing of the net interest margin on deposits and lower average outstanding loan balances of $93 million partially offset by an increase of $526 million of average outstanding deposits, and a $2 million decrease in commercial mortgage banking revenues, the result of lower volumes of commercial real estate loans originated for sale. Those unfavorable factors were partially offset by a $4 million decrease in the provision for credit losses, the result of lower net charge-offs. The unfavorable factors that contributed to the 2% decline in net income as compared with the final 2013 quarter were a $9 million decrease in net interest income, the result of a narrowing of the net interest margin on loans and deposits of 4 basis points and 22 basis points, respectively, combined with lower average outstanding loan balances of $227 million, and a $7 million decrease in commercial mortgage banking revenues resulting from lower volumes of loans originated for sale. Those factors were offset, in part, by a $6 million decrease in the provision for credit losses, due to lower net charge-offs, and an overall decrease in expenses associated with the allocation of expenses related to BSA/AML compliance, risk management, and other operational initiatives across the Company.

The Discretionary Portfolio segment earned net income of $11 million in each of the two most recent quarters, compared with $2 million in the first quarter of 2013. Included in the results of the year-earlier quarter was a pre-tax other-than-temporary impairment charge (relating to certain privately issued mortgage-backed securities) of $10 million. In addition to that impairment charge, the favorable performance in the recent quarter as compared with the year-earlier quarter reflects a $3 million reduction in the provision for credit losses, the result of lower net charge-offs. The recent quarter’s net income was relatively unchanged as compared with the fourth quarter of 2013. A $3 million increase in net interest income, largely the result of a 9 basis point widening of the net interest margin and $418 million increase in average outstanding loan balances, was largely offset by a $2 million increase in the provision for credit losses.

Net contribution from the Residential Mortgage Banking segment totaled $19 million in the recent quarter, down 44% from $34 million in the year-earlier quarter, but 7% higher than the $18 million recorded in the fourth quarter of 2013. The following unfavorable factors were the main contributors to the recent quarter’s decline as compared with the year-earlier quarter: a $35 million decrease in revenues from residential mortgage origination and sales activities (including intersegment revenues), due to lower origination volumes; a $3 million decrease in net interest income, largely from lower average outstanding loans; and increased personnel and professional services costs associated with residential mortgage loan sub-servicing activities. Those factors were partially offset by a $13 million rise in revenues from servicing residential real estate loans predominantly the result of the increased sub-servicing activities. Comparing the recent quarter’s results with 2013’s fourth quarter, decreased personnel costs and other operating expenses were largely offset by a $5 million decrease in net interest income, resulting from lower average outstanding loans and deposits of $147 million and $264 million, respectively, along with a 33 basis point narrowing of the net interest margin on loans.

Net income earned by the Retail Banking segment totaled $30 million in 2014’s initial quarter, down 43% from the $52 million earned in the three-month period ended March 31, 2013, but 20% higher than the $25 million earned in the fourth quarter of 2013. Factors contributing to the recent quarter’s decline in net income as compared with the first quarter of 2013 included: a $25 million decline in net interest income, which reflected a 27 basis point narrowing of the net interest margin on deposits and a decrease in average outstanding loans of $1.2 billion; a $7 million reduction in fees earned for providing deposit account services, primarily due to lower volumes of consumer service charges and debit card activity; and higher noninterest operating expenses, including allocated costs related to BSA/AML compliance, risk management, and other operational initiatives. The recent quarter’s favorable performance as compared with the immediately preceding quarter was largely attributable to a decrease in the noninterest operating expenses, largely related to professional services which reflected the front-end spending in 2013 tied to the BSA/AML, capital planning and stress testing and other initiatives. That factor was partially offset by a $13 million decline in net interest income, resulting from a 16 basis point narrowing of the net interest margin on deposits partially offset by higher average deposit balances of $319 million, a $9 million reduction in fees earned for providing deposit account services, and an increase in the provision for credit losses of $5 million, due to higher net charge-offs.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related gains and expenses related to acquisitions of financial institutions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes the trust activities of the Company. The various components of the “All Other” category resulted in net losses totaling $34 million for the quarter ended March 31, 2014, $31 million in the first quarter of 2013, and $29 million in the fourth quarter 2013. The declined performance in the recent quarter as compared with the year-earlier period was attributable to higher personnel-related and professional services costs that were partially offset by the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The $40 million litigation accrual that was recorded in the final 2013 quarter was largely offset by higher personnel costs in the first quarters of 2014 and 2013 that were related to seasonally higher stock-based compensation, payroll-related taxes, unemployment insurance and employer contributions for retirement savings plan benefits related to incentive compensation payments.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2014	2013 Quarters
	First Quarter	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$728,897	740,665	748,791	756,424	736,425
Interest expense	66,519	67,982	69,578	72,620	73,925

Net interest income	662,378	672,683	679,213	683,804	662,500
Less: provision for credit losses	32,000	42,000	48,000	57,000	38,000
Other income	420,107	446,246	477,388	508,689	432,882
Less: other expense	702,271	743,072	658,626	598,591	635,596

Income before income taxes	348,214	333,857	449,975	536,902	421,786
Applicable income taxes	113,252	106,236	149,391	182,219	141,223
Taxable-equivalent adjustment	5,945	6,199	6,105	6,217	6,450

Net income	$229,017	221,422	294,479	348,466	274,113

Net income available to common shareholders-diluted	$211,731	203,451	275,356	328,557	255,096
Per common share data
Basic earnings	$1.63	1.57	2.13	2.56	2.00
Diluted earnings	1.61	1.56	2.11	2.55	1.98
Cash dividends	$.70	.70	.70	.70	.70
Average common shares outstanding
Basic	130,212	129,497	129,171	128,252	127,669
Diluted	131,126	130,464	130,265	129,017	128,636

Performance ratios, annualized
Return on
Average assets	1.07%	1.03%	1.39%	1.68%	1.36%
Average common shareholders’ equity	8.22%	7.99%	11.06%	13.78%	11.10%
Net interest margin on average earning assets (taxable-equivalent basis)	3.52%	3.56%	3.61%	3.71%	3.71%
Nonaccrual loans to total loans and leases, net of unearned discount	1.39%	1.36%	1.44%	1.46%	1.60%

Net operating (tangible) results (a)
Net operating income (in thousands)	$235,162	227,797	300,968	360,734	285,136
Diluted net operating income per common share	1.66	1.61	2.16	2.65	2.06
Annualized return on
Average tangible assets	1.15%	1.11%	1.48%	1.81%	1.48%
Average tangible common shareholders’ equity	12.76%	12.67%	17.64%	22.72%	18.71%
Efficiency ratio (b)	63.95%	65.48%	56.03%	50.92%	55.88%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$86,665	85,330	84,011	83,352	81,913
Total tangible assets (c)	83,096	81,754	80,427	79,760	78,311
Earning assets	76,288	75,049	74,667	73,960	72,339
Investment securities	9,265	8,354	6,979	5,293	5,803
Loans and leases, net of unearned discount	63,763	63,550	64,858	65,979	65,852
Deposits	67,327	67,212	66,232	65,680	64,540
Common shareholders’ equity (c)	10,576	10,228	10,003	9,687	9,448
Tangible common shareholders’ equity (c)	7,007	6,652	6,419	6,095	5,846

At end of quarter
Total assets (c)	$88,530	85,162	84,427	83,229	82,812
Total tangible assets (c)	84,965	81,589	80,847	79,641	79,215
Earning assets	77,950	74,706	74,085	73,927	73,543
Investment securities	10,364	8,796	8,310	5,211	5,661
Loans and leases, net of unearned discount	64,135	64,073	63,659	65,972	65,924
Deposits	68,699	67,119	66,552	65,661	65,090
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	10,652	10,421	10,133	9,836	9,545
Tangible common shareholders’ equity (c)	7,087	6,848	6,553	6,248	5,948
Equity per common share	81.05	79.81	77.81	75.98	73.99
Tangible equity per common share	53.92	52.45	50.32	48.26	46.11

Market price per common share
High	$123.04	117.29	119.54	112.01	105.90
Low	109.16	109.23	109.47	95.68	99.59
Closing	121.30	116.42	111.92	111.75	103.16

(a)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 2.
(b)	Excludes impact of merger-related gains and expenses and net securities transactions.
(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2014	2013 Quarters
	First Quarter	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$229,017	221,422	294,479	348,466	274,113
Amortization of core deposit and other intangible assets (a)	6,145	6,375	6,489	7,632	8,148
Merger-related expenses (a)	—	—	—	4,636	2,875

Net operating income	$235,162	227,797	300,968	360,734	285,136

Earnings per common share
Diluted earnings per common share	$1.61	1.56	2.11	2.55	1.98
Amortization of core deposit and other intangible assets (a)	.05	.05	.05	.06	.06
Merger-related expenses (a)	—	—	—	.04	.02

Diluted net operating earnings per common share	$1.66	1.61	2.16	2.65	2.06

Other expense
Other expense	$702,271	743,072	658,626	598,591	635,596
Amortization of core deposit and other intangible assets	(10,062)	(10,439)	(10,628)	(12,502)	(13,343)
Merger-related expenses	—	—	—	(7,632)	(4,732)

Noninterest operating expense	$692,209	732,633	647,998	578,457	617,521

Merger-related expenses
Salaries and employee benefits	$—	—	—	300	536
Equipment and net occupancy	—	—	—	489	201
Printing, postage and supplies	—	—	—	998	827
Other costs of operations	—	—	—	5,845	3,168

Total	$—	—	—	7,632	4,732

Efficiency ratio
Noninterest operating expense (numerator)	$692,209	732,633	647,998	578,457	617,521

Taxable-equivalent net interest income	662,378	672,683	679,213	683,804	662,500
Other income	420,107	446,246	477,388	508,689	432,882
Less: Gain on bank investment securities	—	—	—	56,457	—
Net OTTI losses recognized in earnings	—	—	—	—	(9,800)

Denominator	$1,082,485	1,118,929	1,156,601	1,136,036	1,105,182

Efficiency ratio	63.95%	65.48%	56.03%	50.92%	55.88%

Balance sheet data
In millions
Average assets
Average assets	$86,665	85,330	84,011	83,352	81,913
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(64)	(74)	(84)	(95)	(109)
Deferred taxes	20	23	25	28	32

Average tangible assets	$83,096	81,754	80,427	79,760	78,311

Average common equity
Average total equity	$11,648	11,109	10,881	10,563	10,322
Preferred stock	(1,072)	(881)	(878)	(876)	(874)

Average common equity	10,576	10,228	10,003	9,687	9,448

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(64)	(74)	(84)	(95)	(109)
Deferred taxes	20	23	25	28	32

Average tangible common equity	$7,007	6,652	6,419	6,095	5,846

At end of quarter
Total assets
Total assets	$88,530	85,162	84,427	83,229	82,812
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(59)	(69)	(79)	(90)	(102)
Deferred taxes	19	21	24	27	30

Total tangible assets	$84,965	81,589	80,847	79,641	79,215

Total common equity
Total equity	$11,887	11,306	11,016	10,716	10,423
Preferred stock	(1,232)	(882)	(879)	(877)	(875)
Undeclared dividends - cumulative preferred stock	(3)	(3)	(4)	(3)	(3)

Common equity, net of undeclared cumulative preferred dividends	10,652	10,421	10,133	9,836	9,545

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(59)	(69)	(79)	(90)	(102)
Deferred taxes	19	21	24	27	30

Total tangible common equity	$7,087	6,848	6,553	6,248	5,948

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2014 First Quarter			2013 Fourth Quarter			2013 Third Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$18,476	$153,529	3.37%	18,096	155,396	3.41%	17,798	156,915	3.50%
Real estate - commercial	26,143	287,584	4.40	26,231	300,225	4.48	26,129	301,178	4.51
Real estate - consumer	8,844	92,533	4.19	8,990	94,436	4.20	9,636	100,364	4.17
Consumer	10,300	116,631	4.59	10,233	118,554	4.60	11,295	130,179	4.57

Total loans and leases, net	63,763	650,277	4.14	63,550	668,611	4.17	64,858	688,636	4.21

Interest-bearing deposits at banks	3,089	1,884	.25	2,948	1,829	.25	2,646	1,650	.25
Federal funds sold and agreements to resell securities	100	16	.07	115	20	.07	117	22	.08
Trading account	71	477	2.68	82	280	1.36	67	211	1.27
Investment securities**
U.S. Treasury and federal agencies	8,286	64,814	3.17	7,349	60,150	3.25	5,948	48,406	3.23
Obligations of states and political subdivisions	177	2,269	5.20	186	2,436	5.20	193	2,460	5.07
Other	802	9,160	4.63	819	7,339	3.56	838	7,406	3.51

Total investment securities	9,265	76,243	3.34	8,354	69,925	3.32	6,979	58,272	3.31

Total earning assets	76,288	728,897	3.87	75,049	740,665	3.92	74,667	748,791	3.98

Allowance for credit losses	(923)			(925)			(935)
Cash and due from banks	1,322			1,417			1,374
Other assets	9,978			9,789			8,905

Total assets	$86,665			85,330			84,011

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$988	297	.12	933	311	.13	924	333	.14
Savings deposits	38,358	11,601	.12	38,079	13,388	.14	36,990	13,733	.15
Time deposits	3,460	3,940	.46	3,617	4,630	.51	3,928	6,129	.62
Deposits at Cayman Islands office	380	208	.22	414	217	.21	392	213	.22

Total interest-bearing deposits	43,186	16,046	.15	43,043	18,546	.17	42,234	20,408	.19

Short-term borrowings	264	32	.05	287	45	.06	299	58	.08
Long-term borrowings	5,897	50,441	3.47	5,009	49,391	3.91	5,010	49,112	3.89

Total interest-bearing liabilities	49,347	66,519	.55	48,339	67,982	.56	47,543	69,578	.58

Noninterest-bearing deposits	24,141			24,169			23,998
Other liabilities	1,529			1,713			1,589

Total liabilities	75,017			74,221			73,130

Shareholders’ equity	11,648			11,109			10,881

Total liabilities and shareholders’ equity	$86,665			85,330			84,011

Net interest spread			3.32			3.36			3.40
Contribution of interest-free funds			.20			.20			.21

Net interest income/margin on earning assets		$662,378	3.52%		672,683	3.56%		679,213	3.61%

* Includes nonaccrual loans.	(continued)
** Includes available-for-sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2013 Second Quarter			2013 First Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$17,713	$159,639	3.61%	17,328	156,204	3.66%
Real estate - commercial	26,051	311,111	4.72	25,915	285,886	4.41
Real estate - consumer	10,806	109,356	4.05	11,142	113,939	4.09
Consumer	11,409	130,418	4.58	11,467	131,811	4.66

Total loans and leases, net	65,979	710,524	4.32	65,852	687,840	4.24

Interest-bearing deposits at banks	2,403	1,455	.24	527	267	.21
Federal funds sold and agreements to resell securities	199	46	.09	81	26	.13
Trading account	86	309	1.43	76	682	3.60
Investment securities**
U.S. Treasury and federal agencies	3,522	28,454	3.24	3,623	28,869	3.23
Obligations of states and political subdivisions	197	2,530	5.14	200	2,573	5.21
Other	1,574	13,106	3.34	1,980	16,168	3.31

Total investment securities	5,293	44,090	3.34	5,803	47,610	3.33

Total earning assets	73,960	756,424	4.10	72,339	736,425	4.13

Allowance for credit losses	(937)			(932)
Cash and due from banks	1,326			1,403
Other assets	9,003			9,103

Total assets	$83,352			81,913

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$941	321	.14	893	322	.15
Savings deposits	36,459	13,790	.15	35,394	14,037	.16
Time deposits	4,210	7,484	.71	4,438	8,196	.75
Deposits at Cayman Islands office	326	200	.25	859	388	.18

Total interest-bearing deposits	41,936	21,795	.21	41,584	22,943	.22

Short-term borrowings	343	96	.11	637	231	.15
Long-term borrowings	5,051	50,729	4.03	4,688	50,751	4.39

Total interest-bearing liabilities	47,330	72,620	.62	46,909	73,925	.64

Noninterest-bearing deposits	23,744			22,956
Other liabilities	1,715			1,726

Total liabilities	72,789			71,591

Shareholders’ equity	10,563			10,322

Total liabilities and shareholders’ equity	$83,352			81,913

Net interest spread			3.48			3.49
Contribution of interest-free funds			.23			.22

Net interest income/margin on earning assets		$683,804	3.71%		662,500	3.71%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of March 31, 2014.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

In Re Wilmington Trust Securities Litigation (U.S. Districts Court, District of Delaware, Case No. 10-CV-0990-SLR): Beginning on November 18, 2010, a series of parties, purporting to be class representatives, commenced a putative class action lawsuit against Wilmington Trust, alleging that Wilmington Trust’s financial reporting and securities filings were in violation of securities laws. The cases were consolidated and Wilmington Trust moved to dismiss. On March 29, 2012, the Court granted Wilmington Trust’s motion to dismiss in its entirety, but allowed plaintiffs to re-file their Complaint. Plaintiffs subsequently filed a Second Amended Complaint and a Third Amended Complaint. On June 11, 2013, plaintiffs filed a motion to serve a Fourth Amended Complaint, which was granted, and the Fourth Amended Complaint was filed. On July 17, 2013, Wilmington Trust filed a motion to dismiss the Fourth Amended Complaint. The Court issued an order denying Wilmington Trust’s motion to dismiss on March 20, 2014. The case will proceed with discovery.

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

Item 1A. Risk Factors.

There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

Issuer Purchases of Equity Securities
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a) Total	(b) Average	as Part of	that may yet
	Number		Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased (1)	(or Unit)	Programs	Programs (2)
January 1 – January 31, 2014	180,753	$111.79	—	2,181,500
February 1 – February 28, 2014	5,784	115.59	—	2,181,500
March 1 – March 31, 2014	2,635	118.33	—	2,181,500

Total	189,172	$111.99	—

(1)	The total number of shares purchased during the periods indicated reflects shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.

(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

Item 3. Defaults Upon Senior Securities.

(Not applicable.)

Item 4. Mine Safety Disclosures.

(None.)

Item 5. Other Information.

(None.)

Item 6. Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

10.1	M&T Bank Corporation Form of Performance-Vested Restricted Stock Unit Award Agreement (for named executive officers (“NEOs”) subject to Section 162 (m) of the Internal Revenue Code of 1986, as amended from time to time). Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: May 7, 2014	By:	/s/ René F. Jones
René F. Jones Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

10.1	M&T Bank Corporation Form of Performance-Vested Restricted Stock Unit Award Agreement (for named executive officers (“NEOs”) subject to Section 162 (m) of the Internal Revenue Code of 1986, as amended from time to time). Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase. Filed herewith.