Form 10-Q
period 2014-06-30
M&T BANK CORP
filed 2014-08-07
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on July 31, 2014: 131,965,978 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		June 30,	December 31,
Dollars in thousands, except per share		2014	2013
Assets	Cash and due from banks	$1,827,197	1,573,361
	Interest-bearing deposits at banks	3,032,530	1,651,138
	Federal funds sold	90,239	99,573
	Trading account	313,325	376,131
	Investment securities (includes pledged securities that can be sold or repledged of $1,620,148 at June 30, 2014; $1,696,438 at December 31, 2013)
	Available for sale (cost: $7,753,752 at June 30, 2014; $4,444,365 at December 31, 2013)	8,008,779	4,531,786
	Held to maturity (fair value: $3,765,849 at June 30, 2014; $3,860,127 at December 31, 2013)	3,760,665	3,966,130
	Other (fair value: $350,751 at June 30, 2014; $298,581 at December 31, 2013)	350,751	298,581

	Total investment securities	12,120,195	8,796,497

	Loans and leases	64,980,824	64,325,783
	Unearned discount	(233,131)	(252,624)

	Loans and leases, net of unearned discount	64,747,693	64,073,159
	Allowance for credit losses	(917,666)	(916,676)

	Loans and leases, net	63,830,027	63,156,483

	Premises and equipment	625,006	633,520
	Goodwill	3,524,625	3,524,625
	Core deposit and other intangible assets	49,555	68,851
	Accrued interest and other assets	5,422,303	5,282,212

	Total assets	$90,835,002	85,162,391

Liabilities	Noninterest-bearing deposits	$26,088,763	24,661,007
	NOW accounts	2,007,336	1,989,441
	Savings deposits	38,209,271	36,621,580
	Time deposits	3,285,995	3,523,838
	Deposits at Cayman Islands office	237,890	322,746

	Total deposits	69,829,255	67,118,612

	Federal funds purchased and agreements to repurchase securities	161,631	260,455
	Accrued interest and other liabilities	1,283,430	1,368,922
	Long-term borrowings	7,391,931	5,108,870

	Total liabilities	78,666,247	73,856,859

Shareholders’ equity	Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 731,500 shares at June 30, 2014; 381,500 shares at December 31, 2013; Liquidation preference of $10,000 per share: 50,000 shares at June 30, 2014 and December 31, 2013	1,231,500	881,500
	Common stock, $.50 par, 250,000,000 shares authorized, 131,911,359 shares issued at June 30, 2014; 130,516,364 shares issued at December 31, 2013	65,956	65,258
	Common stock issuable, 41,635 shares at June 30, 2014; 47,231 shares at December 31, 2013	2,600	2,915
	Additional paid-in capital	3,347,314	3,232,014
	Retained earnings	7,481,077	7,188,004
	Accumulated other comprehensive income (loss), net	40,308	(64,159)

	Total shareholders’ equity	12,168,755	11,305,532

	Total liabilities and shareholders’ equity	$90,835,002	85,162,391

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended June 30		Six months ended June 30
In thousands, except per share		2014	2013	2014	2013
Interest income	Loans and leases, including fees	$645,029	705,395	$1,290,251	1,387,850
	Investment securities
	Fully taxable	85,210	41,293	159,109	86,053
	Exempt from federal taxes	1,293	1,777	2,797	3,606
	Deposits at banks	2,535	1,455	4,419	1,722
	Other	223	287	666	951

	Total interest income	734,290	750,207	1,457,242	1,480,182

Interest expense	NOW accounts	330	321	627	643
	Savings deposits	11,181	13,790	22,782	27,827
	Time deposits	3,855	7,484	7,795	15,680
	Deposits at Cayman Islands office	181	200	389	588
	Short-term borrowings	25	96	57	327
	Long-term borrowings	49,604	50,729	100,045	101,480

	Total interest expense	65,176	72,620	131,695	146,545

	Net interest income	669,114	677,587	1,325,547	1,333,637
	Provision for credit losses	30,000	57,000	62,000	95,000

	Net interest income after provision for credit losses	639,114	620,587	1,263,547	1,238,637

Other income	Mortgage banking revenues	95,656	91,262	175,705	184,365
	Service charges on deposit accounts	107,368	111,717	211,566	222,666
	Trust income	129,893	124,728	251,145	246,331
	Brokerage services income	17,487	17,258	33,987	32,969
	Trading account and foreign exchange gains	8,042	9,224	14,489	18,151
	Gain on bank investment securities	—	56,457	—	56,457
	Total other-than-temporary impairment (“OTTI”) losses	—	—	—	(1,884)
	Portion of OTTI losses recognized in other comprehensive income (before taxes)	—	—	—	(7,916)

	Net OTTI losses recognized in earnings	—	—	—	(9,800)

	Equity in earnings of Bayview Lending Group LLC	(4,055)	(2,453)	(8,509)	(6,109)
	Other revenues from operations	102,021	100,496	198,136	196,541

	Total other income	456,412	508,689	876,519	941,571

Other expense	Salaries and employee benefits	339,713	323,136	711,039	679,687
	Equipment and net occupancy	68,084	64,278	139,251	129,437
	Printing, postage and supplies	9,180	10,298	20,136	20,997
	Amortization of core deposit and other intangible assets	9,234	12,502	19,296	25,845
	FDIC assessments	15,155	17,695	30,643	37,133
	Other costs of operations	239,828	170,682	463,100	341,088

	Total other expense	681,194	598,591	1,383,465	1,234,187

	Income before taxes	414,332	530,685	756,601	946,021
	Income taxes	129,996	182,219	243,248	323,442

	Net income	$284,336	348,466	$513,353	622,579

	Net income available to common shareholders
	Basic	$260,680	328,538	$472,404	583,597
	Diluted	260,695	328,557	472,429	583,633
	Net income per common share
	Basic	$1.99	2.56	$3.62	4.56
	Diluted	1.98	2.55	3.59	4.53
	Cash dividends per common share	$.70	.70	$1.40	1.40
	Average common shares outstanding
	Basic	130,856	128,252	130,536	127,962
	Diluted	131,828	129,017	131,479	128,828

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30		Six months ended June 30
In thousands	2014	2013	2014	2013
Net income	$284,336	348,466	$513,353	622,579
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	64,652	(6,722)	102,866	3,357
Unrealized losses on cash flow hedges	(711)	—	(711)	—
Foreign currency translation adjustment	449	(114)	313	(1,046)
Defined benefit plans liability adjustment	1,179	5,018	1,999	10,182

Total other comprehensive income (loss)	65,569	(1,818)	104,467	12,493

Total comprehensive income	$349,905	346,648	$617,820	635,072

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Six months ended June 30
In thousands		2014	2013
Cash flows from operating activities	Net income	$513,353	622,579
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	62,000	95,000
	Depreciation and amortization of premises and equipment	49,133	43,354
	Amortization of capitalized servicing rights	34,868	30,653
	Amortization of core deposit and other intangible assets	19,296	25,845
	Provision for deferred income taxes	40,964	30,373
	Asset write-downs	2,015	15,043
	Net gain on sales of assets	(1,991)	(59,134)
	Net change in accrued interest receivable, payable	10,036	(1,131)
	Net change in other accrued income and expense	(82,817)	20,336
	Net change in loans originated for sale	(192,521)	(220,784)
	Net change in trading account assets and liabilities	15,168	14,362

	Net cash provided by operating activities	469,504	616,496

Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	16	1,081,496
	Other	734	5,439
	Proceeds from maturities of investment securities
	Available for sale	375,372	652,074
	Held to maturity	211,005	141,255
	Purchases of investment securities
	Available for sale	(3,609,758)	(39,411)
	Held to maturity	(10,745)	(11,252)
	Other	(52,904)	(8,540)
	Net increase in loans and leases	(566,803)	(228,853)
	Net increase in interest-bearing deposits at banks	(1,381,392)	(2,425,409)
	Capital expenditures, net	(37,747)	(43,663)
	Net (increase) decrease in loan servicing advances	(257,704)	47,290
	Other, net	16,990	38,072

	Net cash used by investing activities	(5,312,936)	(791,502)

Cash flows from financing activities	Net increase in deposits	2,712,470	54,101
	Net decrease in short-term borrowings	(98,824)	(766,742)
	Proceeds from long-term borrowings	2,647,688	799,760
	Payments on long-term borrowings	(360,345)	(257,178)
	Proceeds from issuance of preferred stock	346,500	—
	Dividends paid—common	(185,134)	(181,842)
	Dividends paid—preferred	(29,348)	(26,725)
	Other, net	54,927	41,519

	Net cash provided (used) by financing activities	5,087,934	(337,107)

	Net increase (decrease) in cash and cash equivalents	244,502	(512,113)
	Cash and cash equivalents at beginning of period	1,672,934	1,986,615

	Cash and cash equivalents at end of period	$1,917,436	1,474,502

Supplemental disclosure of cash flow information	Interest received during the period	$1,420,720	1,459,142
	Interest paid during the period	120,109	151,737
	Income taxes paid during the period	198,028	226,406

Supplemental schedule of noncash investing and financing activities	Securitization of residential mortgage loans allocated to
	Available-for-sale investment securities	$76,097	—
	Held to maturity investment securities	—	917,045
	Capitalized servicing rights	976	8,907
	Real estate acquired in settlement of loans	18,677	15,502

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

In thousands, except per share	Preferred stock	Common stock	Common stock issuable	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total
2013
Balance—January 1, 2013	$872,500	64,088	3,473	3,025,520	6,477,276	(240,264)	10,202,593
Total comprehensive income	—	—	—	—	622,579	12,493	635,072
Preferred stock cash dividends	—	—	—	—	(26,725)	—	(26,725)
Amortization of preferred stock discount	4,296	—	—	—	(4,296)	—	—
Exercise of 407,542 Series C stock warrants into 186,589 shares of common stock	—	93	—	(93)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	153	—	21,056	—	—	21,209
Exercises of stock options, net	—	366	—	63,505	—	—	63,871
Directors’ stock plan	—	4	—	793	—	—	797
Deferred compensation plans, net, including dividend equivalents	—	5	(613)	564	(66)		(110)
Other	—	—	—	1,321	—	—	1,321
Common stock cash dividends—$1.40 per share	—	—	—	—	(181,698)	—	(181,698)

Balance—June 30, 2013	$876,796	64,709	2,860	3,112,666	6,887,070	(227,771)	10,716,330

2014
Balance—January 1, 2014	$881,500	65,258	2,915	3,232,014	7,188,004	(64,159)	11,305,532
Total comprehensive income	—	—	—	—	513,353	104,467	617,820
Preferred stock cash dividends	—	—	—	—	(35,117)	—	(35,117)
Issuance of Series E preferred stock	350,000	—	—	(3,500)	—	—	346,500
Exercise of 379,376 Series A stock warrants into 149,834 shares of common stock	—	75	—	(75)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	131	—	23,250	—	—	23,381
Exercises of stock options, net	—	442	—	84,002	—	—	84,444
Stock purchase plan	—	43	—	9,545	—	—	9,588
Directors’ stock plan	—	4	—	875	—	—	879
Deferred compensation plans, net, including dividend equivalents	—	3	(315)	309	(58)	—	(61)
Other	—	—	—	894	—	—	894
Common stock cash dividends—$1.40 per share	—	—	—	—	(185,105)	—	(185,105)

Balance—June 30, 2014	$1,231,500	65,956	2,600	3,347,314	7,481,077	40,308	12,168,755

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

2. Acquisitions

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City would be acquired by M&T. Pursuant to the terms of the agreement, Hudson City shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). As of June 30, 2014, total consideration to be paid was valued at approximately $5.4 billion.

At June 30, 2014, Hudson City had $37.7 billion of assets, including $23.3 billion of loans and $8.2 billion of investment securities, and $32.9 billion of liabilities, including $20.5 billion of deposits. The merger has received the approval of the common shareholders of M&T and Hudson City. However, the merger is subject to a number of other conditions, including regulatory approvals.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Acquisitions, continued

A summary of merger-related expenses incurred in 2013 associated with the pending Hudson City acquisition included in the consolidated statement of income is presented below. There were no merger-related expenses during the three months or six months ended June 30, 2014.

	Three months ended	Six months ended
	June 30, 2013	June 30, 2013
	(in thousands)
Salaries and employee benefits	$300	$836
Equipment and net occupancy	489	690
Printing, postage and supplies	998	1,825
Other costs of operations	5,845	9,013

	$7,632	$12,364

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
June 30, 2014
Investment securities available for sale:
U.S. Treasury and federal agencies	$42,600	324	3	$42,921
Obligations of states and political subdivisions	9,999	302	59	10,242
Mortgage-backed securities:
Government issued or guaranteed	7,426,259	191,716	348	7,617,627
Privately issued	119	4	4	119
Collateralized debt obligations	32,548	24,100	448	56,200
Other debt securities	138,362	2,185	15,784	124,763
Equity securities	103,865	54,119	1,077	156,907

	7,753,752	272,750	17,723	8,008,779

Investment securities held to maturity:
Obligations of states and political subdivisions	154,733	3,289	88	157,934
Mortgage-backed securities:
Government issued or guaranteed	3,387,213	67,816	14,881	3,440,148
Privately issued	210,388	—	50,952	159,436
Other debt securities	8,331	—	—	8,331

	3,760,665	71,105	65,921	3,765,849

Other securities	350,751	—	—	350,751

Total	$11,865,168	343,855	83,644	$12,125,379

December 31, 2013
Investment securities available for sale:
U.S. Treasury and federal agencies	$37,396	382	2	$37,776
Obligations of states and political subdivisions	10,484	333	6	10,811
Mortgage-backed securities:
Government issued or guaranteed	4,123,435	61,001	19,350	4,165,086
Privately issued	1,468	387	5	1,850
Collateralized debt obligations	42,274	21,666	857	63,083
Other debt securities	137,828	1,722	19,465	120,085
Equity securities	91,480	41,842	227	133,095

	4,444,365	127,333	39,912	4,531,786

Investment securities held to maturity:
Obligations of states and political subdivisions	169,684	3,744	135	173,293
Mortgage-backed securities:
Government issued or guaranteed	3,567,905	16,160	65,149	3,518,916
Privately issued	219,628	—	60,623	159,005
Other debt securities	8,913	—	—	8,913

	3,966,130	19,904	125,907	3,860,127

Other securities	298,581	—	—	298,581

Total	$8,709,076	147,237	165,819	$8,690,494

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

There were no gross realized gains or losses from the sale of investment securities for the three-month and six-month periods ended June 30, 2014. Gross realized gains on investment securities were $116 million for the three-month and six-month periods ended June 30, 2013. During the second quarter of 2013, the Company sold its holdings of Visa Class B shares for a gain of approximately $90 million and its holdings of MasterCard Class B shares for a gain of $13 million. Gross realized losses on investment securities were $60 million for the three-month and six-month periods ended June 30, 2013. During the second quarter of 2013, the Company sold substantially all of its privately issued mortgage-backed securities that had been held in the available-for-sale investment securities portfolio. In total, $1.0 billion of such securities were sold for a net loss of approximately $46 million.

There were $10 million of pre-tax other-than-temporary impairment (“OTTI”) losses recognized during the first quarter of 2013 related to privately issued mortgage-backed securities. The impairment charges were recognized in light of deterioration of real estate values and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. The OTTI losses represented management’s estimate of credit losses inherent in the debt securities considering projected cash flows using assumptions for delinquency rates, loss severities, and other estimates of future collateral performance. The Company did not recognize any OTTI losses during the first or second quarters of 2014 or the second quarter of 2013.

Changes in credit losses associated with debt securities for which OTTI losses had been recognized in earnings for the three months and six months ended June 30, 2013 follow:

	Three months ended	Six months ended
	June 30, 2013	June 30, 2013
	(in thousands)
Beginning balance	$187,114	197,809
Additions for credit losses not previously recognized	—	9,800
Reductions for realized losses	(186,320)	(206,815)

Ending balance	$794	794

There were no significant credit losses associated with debt securities held by the Company as of June 30, 2014 or December 31, 2013.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

At June 30, 2014, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized cost	Estimated fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$7,513	7,592
Due after one year through five years	46,209	46,952
Due after five years through ten years	5,009	5,145
Due after ten years	164,778	174,437

	223,509	234,126
Mortgage-backed securities available for sale	7,426,378	7,617,746

	$7,649,887	7,851,872

Debt securities held to maturity:
Due in one year or less	$21,159	21,326
Due after one year through five years	78,588	80,389
Due after five years through ten years	54,986	56,219
Due after ten years	8,331	8,331

	163,064	166,265
Mortgage-backed securities held to maturity	3,597,601	3,599,584

	$3,760,665	3,765,849

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

A summary of investment securities that as of June 30, 2014 and December 31, 2013 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
June 30, 2014
Investment securities available for sale:
U.S. Treasury and federal agencies	$5,865	(3)	—	—
Obligations of states and political subdivisions	1,832	(55)	437	(4)
Mortgage-backed securities:
Government issued or guaranteed	42,896	(158)	8,254	(190)
Privately issued	—	—	77	(4)
Collateralized debt obligations	2,633	(114)	5,557	(334)
Other debt securities	157	(10)	99,118	(15,774)
Equity securities	3,240	(1,077)	—	—

	56,623	(1,417)	113,443	(16,306)

Investment securities held to maturity:
Obligations of states and political subdivisions	8,329	(34)	3,753	(54)
Mortgage-backed securities:
Government issued or guaranteed	140,724	(878)	730,795	(14,003)
Privately issued	—	—	159,436	(50,952)

	149,053	(912)	893,984	(65,009)

Total	$205,676	(2,329)	1,007,427	(81,315)

December 31, 2013
Investment securities available for sale:
U.S. Treasury and federal agencies	$745	(2)	—	—
Obligations of states and political subdivisions	—	—	558	(6)
Mortgage-backed securities:
Government issued or guaranteed	1,697,094	(19,225)	5,815	(125)
Privately issued	—	—	98	(5)
Collateralized debt obligations	—	—	6,257	(857)
Other debt securities	1,428	(4)	103,602	(19,461)
Equity securities	159	(227)	—	—

	1,699,426	(19,458)	116,330	(20,454)

Investment securities held to maturity:
Obligations of states and political subdivisions	13,517	(120)	1,558	(15)
Mortgage-backed securities:
Government issued or guaranteed	2,629,950	(65,149)	—	—
Privately issued	—	—	159,005	(60,623)

	2,643,467	(65,269)	160,563	(60,638)

Total	$4,342,893	(84,727)	276,893	(81,092)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

The Company owned 289 individual investment securities with aggregate gross unrealized losses of $84 million at June 30, 2014. Based on a review of each of the securities in the investment securities portfolio at June 30, 2014, the Company concluded that it expected to recover the amortized cost basis of its investment. As of June 30, 2014, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At June 30, 2014, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $351 million of cost method investment securities.

4. Loans and leases and the allowance for credit losses

The outstanding principal balance and the carrying amount of acquired loans that were recorded at fair value at the acquisition date and included in the consolidated balance sheet follow:

	June 30,	December 31,
	2014	2013
	(in thousands)
Outstanding principal balance	$3,828,214	4,656,811
Carrying amount:
Commercial, financial, leasing, etc.	396,166	580,685
Commercial real estate	1,285,386	1,541,368
Residential real estate	515,791	576,473
Consumer	1,051,728	1,308,926

	$3,249,071	4,007,452

Purchased impaired loans included in the table above totaled $283 million at June 30, 2014 and $331 million at December 31, 2013, representing less than 1% of the Company’s assets as of each date. A summary of changes in the accretable yield for acquired loans for the three months and six months ended June 30, 2014 and 2013 follows:

	Three months ended June 30
	2014		2013
	Purchased impaired	Other acquired	Purchased impaired	Other acquired
	(in thousands)
Balance at beginning of period	$30,939	485,162	$33,728	577,609
Interest income	(5,106)	(43,452)	(9,747)	(67,539)
Reclassifications from nonaccretable balance, net	249	774	31,168	111,702
Other (a)	—	8,486	—	321

Balance at end of period	$26,082	450,970	$55,149	622,093

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Six months ended June 30
	2014		2013
	Purchased impaired	Other acquired	Purchased impaired	Other acquired
	(in thousands)
Balance at beginning of period	$37,230	538,633	$42,252	638,272
Interest income	(11,434)	(96,085)	(18,451)	(129,286)
Reclassifications from nonaccretable balance, net	286	774	31,348	122,519
Other (a)	—	7,648	—	(9,412)

Balance at end of period	$26,082	450,970	$55,149	622,093

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

A summary of current, past due and nonaccrual loans as of June 30, 2014 and December 31, 2013 follows:

		30-89	90 Days or more past due and accruing		Purchased
	Current	Days past due	Non- acquired	Acquired (a)	impaired (b)	Nonaccrual	Total
	(in thousands)
June 30, 2014
Commercial, financial, leasing, etc.	$18,831,026	56,292	3,910	5,769	16,702	192,193	$19,105,892
Real estate:
Commercial	21,335,953	142,904	9,862	36,554	82,554	188,951	21,796,778
Residential builder and developer	1,203,959	10,417	—	9,505	111,937	83,624	1,419,442
Other commercial construction	3,075,240	11,764	—	4,018	43,511	23,521	3,158,054
Residential	7,499,250	261,083	270,492	42,245	25,231	198,816	8,297,117
Residential Alt-A	258,899	22,064	—	—	—	78,686	359,649
Consumer:
Home equity lines and loans	5,917,670	34,440	—	25,577	2,582	83,991	6,064,260
Automobile	1,621,311	23,629	—	218	—	16,075	1,661,233
Other	2,821,175	34,370	4,752	10,694	—	14,277	2,885,268

Total	$62,564,483	596,963	289,016	134,580	282,517	880,134	$64,747,693

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

		30-89	90 Days or more past due and accruing		Purchased
	Current	Days past due	Non- acquired	Acquired (a)	impaired (b)	Nonaccrual	Total
			(in thousands)
December 31, 2013
Commercial, financial, leasing, etc.	$18,489,474	77,538	4,981	6,778	15,706	110,739	$18,705,216
Real estate:
Commercial	21,236,071	145,749	63,353	35,603	88,034	173,048	21,741,858
Residential builder and developer	1,025,984	8,486	141	7,930	137,544	96,427	1,276,512
Other commercial construction	2,986,598	42,234	—	8,031	57,707	35,268	3,129,838
Residential	7,630,368	295,131	294,649	43,700	29,184	252,805	8,545,837
Residential Alt-A	283,253	18,009	—	—	—	81,122	382,384
Consumer:
Home equity lines and loans	5,972,365	40,537	—	27,754	2,617	78,516	6,121,789
Automobile	1,314,246	29,144	—	366	—	21,144	1,364,900
Other	2,726,522	47,830	5,386	—	—	25,087	2,804,825

Total	$61,664,881	704,658	368,510	130,162	330,792	874,156	$64,073,159

(a)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(b)	Accruing loans that were impaired at acquisition date and were recorded at fair value.

One-to-four family residential mortgage loans originated for sale were $419 million and $401 million at June 30, 2014 and December 31, 2013, respectively. Commercial mortgage loans held for sale were $205 million at June 30, 2014 and $68 million at December 31, 2013.

Changes in the allowance for credit losses for the three months ended June 30, 2014 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$276,835	324,805	77,062	162,134	75,932	$916,768
Provision for credit losses	25,556	(12,229)	(1,957)	18,676	(46)	30,000
Net charge-offs
Charge-offs	(14,142)	(2,814)	(5,478)	(19,404)	—	(41,838)
Recoveries	4,002	1,492	2,777	4,465	—	12,736

Net charge-offs	(10,140)	(1,322)	(2,701)	(14,939)	—	(29,102)

Ending balance	$292,251	311,254	72,404	165,871	75,886	$917,666

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended June 30, 2013 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$257,851	328,016	90,122	176,793	74,335	$927,117
Provision for credit losses	55,647	(10,913)	(1,438)	13,707	(3)	57,000
Net charge-offs
Charge-offs	(46,312)	(4,204)	(5,092)	(21,018)	—	(76,626)
Recoveries	1,681	11,365	1,719	4,809	—	19,574

Net charge-offs	(44,631)	7,161	(3,373)	(16,209)	—	(57,052)

Ending balance	$268,867	324,264	85,311	174,291	74,332	$927,065

Changes in the allowance for credit losses for the six months ended June 30, 2014 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$273,383	324,978	78,656	164,644	75,015	$916,676
Provision for credit losses	38,154	(12,113)	2,271	32,817	871	62,000
Net charge-offs
Charge-offs	(28,951)	(6,300)	(12,931)	(41,095)	—	(89,277)
Recoveries	9,665	4,689	4,408	9,505	—	28,267

Net charge-offs	(19,286)	(1,611)	(8,523)	(31,590)	—	(61,010)

Ending balance	$292,251	311,254	72,404	165,871	75,886	$917,666

Changes in the allowance for credit losses for the six months ended June 30, 2013 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$246,759	337,101	88,807	179,418	73,775	$925,860
Provision for credit losses	73,527	(11,225)	3,598	28,543	557	95,000
Net charge-offs
Charge-offs	(55,856)	(13,792)	(13,263)	(42,663)	—	(125,574)
Recoveries	4,437	12,180	6,169	8,993	—	31,779

Net charge-offs	(51,419)	(1,612)	(7,094)	(33,670)	—	(93,795)

Ending balance	$268,867	324,264	85,311	174,291	74,332	$927,065

Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type. The amounts of loss components in the Company’s loan and lease portfolios are determined through a loan-by-loan analysis of larger balance commercial and commercial real estate loans that are in nonaccrual status and by applying loss factors to groups of loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. In determining the allowance for credit losses, the Company utilizes a loan grading system which is applied to commercial and commercial real estate credits on an individual loan basis. Loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, geographic location, financial condition and performance, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. As updated appraisals are obtained on individual loans or other events in the market place indicate that collateral values have significantly changed, individual loan grades are adjusted as appropriate. Changes in other factors cited may also lead to loan grade changes at any time. Except for consumer and residential mortgage loans that are considered smaller balance homogenous loans and acquired loans that are evaluated on an aggregated basis, the Company considers a loan to be impaired for purposes of applying GAAP when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days. Regardless of loan type, the Company considers a loan to be impaired if it qualifies as a troubled debt restructuring. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The following tables provide information with respect to loans and leases that were considered impaired as of June 30, 2014 and December 31, 2013 and for the three months and six months ended June 30, 2014 and June 30, 2013:

	June 30, 2014			December 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(in thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$165,446	189,110	39,874	90,293	112,092	24,614
Real estate:
Commercial	95,543	112,623	16,330	113,570	132,325	19,520
Residential builder and developer	28,048	36,634	1,694	33,311	55,122	4,379
Other commercial construction	71,379	74,401	4,883	86,260	90,515	4,022
Residential	90,895	109,723	4,103	96,508	114,521	7,146
Residential Alt-A	108,426	123,349	12,000	111,911	124,528	14,000
Consumer:
Home equity lines and loans	19,358	20,424	5,877	13,672	14,796	3,312
Automobile	35,426	35,426	9,248	40,441	40,441	11,074
Other	18,561	18,561	4,831	17,660	17,660	4,541

	633,082	720,251	98,840	603,626	702,000	92,608

With no related allowance recorded:
Commercial, financial, leasing, etc.	52,913	55,167	—	28,093	33,095	—
Real estate:
Commercial	102,890	124,701	—	65,271	84,333	—
Residential builder and developer	66,149	99,746	—	72,366	104,768	—
Other commercial construction	9,453	14,306	—	7,369	11,493	—
Residential	19,681	29,512	—	84,144	95,358	—
Residential Alt-A	24,523	44,784	—	28,357	52,211	—

	275,609	368,216	—	285,600	381,258	—

Total:
Commercial, financial, leasing, etc.	218,359	244,277	39,874	118,386	145,187	24,614
Real estate:
Commercial	198,433	237,324	16,330	178,841	216,658	19,520
Residential builder and developer	94,197	136,380	1,694	105,677	159,890	4,379
Other commercial construction	80,832	88,707	4,883	93,629	102,008	4,022
Residential	110,576	139,235	4,103	180,652	209,879	7,146
Residential Alt-A	132,949	168,133	12,000	140,268	176,739	14,000
Consumer:
Home equity lines and loans	19,358	20,424	5,877	13,672	14,796	3,312
Automobile	35,426	35,426	9,248	40,441	40,441	11,074
Other	18,561	18,561	4,831	17,660	17,660	4,541

Total	$908,691	1,088,467	98,840	889,226	1,083,258	92,608

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Three months ended June 30, 2014			Three months ended June 30, 2013
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$150,625	220	220	183,544	3,408	3,408
Real estate:
Commercial	207,633	869	869	201,236	409	409
Residential builder and developer	91,614	39	39	162,567	518	384
Other commercial construction	77,801	356	356	97,975	2,479	2,479
Residential	119,133	5,056	4,468	185,751	1,934	1,401
Residential Alt-A	134,895	1,733	660	151,977	1,670	516
Consumer:
Home equity lines and loans	18,762	200	72	12,619	165	39
Automobile	36,631	589	74	44,641	740	131
Other	18,309	166	49	15,564	156	49

Total	$855,403	9,228	6,807	1,055,874	11,479	8,816

	Six months ended June 30, 2014			Six months ended June 30, 2013
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$142,466	768	768	172,637	5,842	5,842
Real estate:
Commercial	196,529	1,795	1,795	197,546	712	712
Residential builder and developer	96,434	113	113	173,535	658	449
Other commercial construction	82,546	1,443	1,443	98,160	3,114	3,114
Residential	146,651	6,456	5,370	186,582	3,404	2,323
Residential Alt-A	137,273	3,359	1,219	154,461	3,410	1,107
Consumer:
Home equity lines and loans	17,219	321	101	12,544	332	78
Automobile	38,007	1,214	161	46,134	1,516	277
Other	18,005	340	101	15,261	307	103

Total	$875,130	15,809	11,071	1,056,860	19,295	14,005

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

		Real Estate
	Commercial, Financial, Leasing, etc.	Commercial	Residential Builder and Developer	Other Commercial Construction
	(in thousands)
June 30, 2014
Pass	$18,287,252	21,012,039	1,277,387	3,079,596
Criticized accrual	626,447	595,788	58,431	54,937
Criticized nonaccrual	192,193	188,951	83,624	23,521

Total	$19,105,892	21,796,778	1,419,442	3,158,054

December 31, 2013
Pass	$17,894,592	20,972,257	1,107,144	3,040,106
Criticized accrual	699,885	596,553	72,941	54,464
Criticized nonaccrual	110,739	173,048	96,427	35,268

Total	$18,705,216	21,741,858	1,276,512	3,129,838

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(in thousands)
June 30, 2014
Individually evaluated for impairment	$39,874	22,576	16,084	19,956	$98,490
Collectively evaluated for impairment	247,542	287,975	54,604	145,199	735,320
Purchased impaired	4,835	703	1,716	716	7,970

Allocated	$292,251	311,254	72,404	165,871	841,780

Unallocated					75,886

Total					$917,666

December 31, 2013
Individually evaluated for impairment	$24,614	27,563	21,127	18,927	$92,231
Collectively evaluated for impairment	246,096	296,781	55,864	144,210	742,951
Purchased impaired	2,673	634	1,665	1,507	6,479

Allocated	$273,383	324,978	78,656	164,644	841,661

Unallocated					75,015

Total					$916,676

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(in thousands)
June 30, 2014
Individually evaluated for impairment	$218,359	371,950	242,967	73,345	$906,621
Collectively evaluated for impairment	18,870,831	25,764,322	8,388,568	10,534,834	63,558,555
Purchased impaired	16,702	238,002	25,231	2,582	282,517

Total	$19,105,892	26,374,274	8,656,766	10,610,761	$64,747,693

December 31, 2013
Individually evaluated for impairment	$118,386	376,339	320,360	71,773	$886,858
Collectively evaluated for impairment	18,571,124	25,488,584	8,578,677	10,217,124	62,855,509
Purchased impaired	15,706	283,285	29,184	2,617	330,792

Total	$18,705,216	26,148,208	8,928,221	10,291,514	$64,073,159

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The tables below summarize the Company’s loan modification activities that were considered troubled debt restructurings for the three months ended June 30, 2014 and 2013:

		Recorded investment		Financial effects of modification
Three months ended June 30, 2014	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	21	$4,414	$4,351	$(63)	$—
Other	1	19,593	19,593	—	—
Combination of concession types	3	9,795	9,727	(68)	(10)
Real estate:
Commercial
Principal deferral	11	8,327	8,314	(13)	—
Interest rate reduction	1	255	252	(3)	(48)
Combination of concession types	1	63	61	(2)	(9)
Residential builder and developer
Principal deferral	1	1,398	1,398	—	—
Other commercial construction
Principal deferral	2	6,407	6,318	(89)	—
Residential
Principal deferral	3	142	166	24	—
Combination of concession types	8	923	991	68	(66)
Residential Alt-A
Principal deferral	3	662	698	36	—
Combination of concession types	6	1,006	1,029	23	(220)
Consumer:
Home equity lines and loans
Interest rate reduction	5	341	341	—	(76)
Combination of concession types	21	1,772	1,772	—	(204)
Automobile
Principal deferral	43	603	603	—	—
Interest rate reduction	3	60	60	—	(3)
Other	8	47	47	—	—
Combination of concession types	23	341	341	—	(36)
Other
Principal deferral	7	38	38	—	—
Interest rate reduction	3	291	291	—	(63)
Combination of concession types	19	906	906	—	(276)

Total	193	$57,384	$57,297	$(87)	$(1,011)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Three months ended June 30, 2013	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	15	$4,870	$4,822	$(48)	$—
Other	1	1,460	1,657	197	—
Combination of concession types	2	1,490	980	(510)	—
Real estate:
Commercial
Principal deferral	5	15,549	15,530	(19)	—
Residential builder and developer
Principal deferral	7	17,496	16,722	(774)	—
Other	1	4,039	3,888	(151)	—
Combination of concession types	2	13,879	13,823	(56)	(535)
Other commercial construction
Principal deferral	2	364	363	(1)	—
Residential
Principal deferral	8	1,216	1,358	142	—
Combination of concession types	18	69,210	65,890	(3,320)	(186)
Residential Alt-A
Principal deferral	1	99	102	3	—
Combination of concession types	8	1,187	1,294	107	(278)
Consumer:
Home equity lines and loans
Principal deferral	2	101	103	2	—
Interest rate reduction	1	99	99	—	(8)
Other	1	106	106	—	—
Combination of concession types	8	406	406	—	(64)
Automobile
Principal deferral	117	1,629	1,629	—	—
Interest rate reduction	7	104	104	—	(10)
Other	28	73	73	—	—
Combination of concession types	62	1,044	1,044	—	(87)
Other
Principal deferral	14	185	185	—	—
Interest rate reduction	1	12	12	—	(2)
Combination of concession types	30	707	707	—	(234)

Total	341	$135,325	$130,897	$(4,428)	$(1,404)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The tables below summarize the Company’s loan modification activities that were considered troubled debt restructurings for the six months ended June 30, 2014 and 2013:

		Recorded investment		Financial effects of modification
Six months ended June 30, 2014	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	51	$19,368	$19,199	$(169)	$—
Other	1	19,593	19,593	—	—
Combination of concession types	5	9,836	9,766	(70)	(14)
Real estate:
Commercial
Principal deferral	24	15,371	15,316	(55)	—
Interest rate reduction	1	255	252	(3)	(48)
Combination of concession types	2	409	462	53	(113)
Residential builder and developer
Principal deferral	1	1,398	1,398	—	—
Other commercial construction
Principal deferral	3	6,558	6,469	(89)	—
Residential
Principal deferral	16	1,744	1,829	85	—
Interest rate reduction	1	98	104	6	(32)
Other	1	188	188	—	—
Combination of concession types	22	3,111	3,151	40	(348)
Residential Alt-A
Principal deferral	5	828	900	72	—
Combination of concession types	16	2,752	2,765	13	(281)
Consumer:
Home equity lines and loans
Principal deferral	3	280	280	—	—
Interest rate reduction	5	341	341	—	(76)
Combination of concession types	36	3,628	3,628	—	(376)
Automobile
Principal deferral	123	1,596	1,596	—	—
Interest rate reduction	3	60	60	—	(3)
Other	19	108	108	—	—
Combination of concession types	46	591	591	—	(62)
Other
Principal deferral	15	93	93	—	—
Interest rate reduction	3	291	291	—	(63)
Other	1	45	45	—	—
Combination of concession types	33	1,372	1,372	—	(464)

Total	436	$89,914	$89,797	$(117)	$(1,880)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Six months ended June 30, 2013	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	39	$6,876	$6,804	$(72)	$—
Other	2	48,660	48,857	197	—
Combination of concession types	3	1,832	1,322	(510)	—
Real estate:
Commercial
Principal deferral	13	34,027	33,893	(134)	—
Combination of concession types	2	582	581	(1)	(56)
Residential builder and developer
Principal deferral	15	18,853	18,062	(791)	—
Other	1	4,039	3,888	(151)	—
Combination of concession types	3	15,580	15,514	(66)	(535)
Other commercial construction
Principal deferral	2	364	363	(1)	—
Residential
Principal deferral	15	1,782	1,965	183	—
Other	1	195	195	—	—
Combination of concession types	38	71,659	68,426	(3,233)	(557)
Residential Alt-A
Principal deferral	1	99	102	3	—
Combination of concession types	13	2,094	2,219	125	(388)
Consumer:
Home equity lines and loans
Principal deferral	4	180	182	2	—
Interest rate reduction	1	99	99	—	(8)
Other	1	106	106	—	—
Combination of concession types	10	617	617	—	(97)
Automobile
Principal deferral	238	3,215	3,215	—	—
Interest rate reduction	9	140	140	—	(15)
Other	45	232	232	—	—
Combination of concession types	123	1,597	1,597	—	(129)
Other
Principal deferral	20	230	230	—	—
Interest rate reduction	1	12	12	—	(2)
Other	1	12	12	—	—
Combination of concession types	72	1,924	1,924	—	(501)

Total	673	$215,006	$210,557	$(4,449)	$(2,288)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended June 30, 2014 and 2013 and for which there was a subsequent payment default during the six-month periods ended June 30, 2014 and 2013, were not material.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings

M&T had $834 million of fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at June 30, 2014 which are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust.

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

Also included in long-term borrowings are agreements to repurchase securities of $1.4 billion at each of June 30, 2014 and December 31, 2013. The agreements are subject to legally enforceable master netting arrangements, however the Company has not offset any amounts related to these agreements in its consolidated financial statements. The Company posted collateral of $1.5 billion at June 30, 2014 and $1.6 billion at December 31, 2013.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T is presented below:

	Shares issued and outstanding	Carrying value June 30, 2014	Carrying value December 31, 2013
		(dollars in thousands)
Series A (a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share	230,000	$230,000	$230,000
Series C (a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share	151,500	151,500	151,500
Series D (b)
Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D, $10,000 liquidation preference per share	50,000	500,000	500,000
Series E (c)
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock Series E, $1,000 liquidation preference per share	350,000	350,000	—

(a)	Dividends, if declared, were paid quarterly at a rate of 5% per year through November 14, 2013 and are paid at 6.375% thereafter. M&T has agreed to not redeem the preferred shares until on or after November 15, 2018. Warrants to purchase M&T common stock were issued in connection with the Series A and C preferred stock (Series A – 1,218,522 common shares at $73.86 per share; Series C – 407,542 common shares at $55.76 per share). In March 2013, the Series C warrants were exercised in a “cashless” exercise, resulting in the issuance of 186,589 common shares. During the six months ended June 30, 2014, 379,376 of the Series A warrants were exercised in “cashless” exercises, resulting in the issuance of 149,834 common shares. Remaining outstanding Series A warrants were 770,019 at June 30, 2014.
(b)	Dividends, if declared, will be paid semi-annually at a rate of 6.875% per year. The shares are redeemable in whole or in part on or after June 15, 2016. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.
(c)

Dividends, if declared, will be paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter will be paid quarterly at a rate of the three-month London Interbank Offered Rate plus 361 basis points (hundredths of one percent). The shares are redeemable in whole or in part on or after February 15, 2024. Notwithstanding M&T’s option to redeem the

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Shareholders’ equity, continued

shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

In addition to the Series A and Series C warrants mentioned in (a) above, a warrant to purchase 95,383 shares of M&T common stock at $518.96 per share was outstanding at June 30, 2014 and December 31, 2013. The obligation under that warrant was assumed by M&T in an acquisition.

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension benefits		Other postretirement benefits
	Three months ended June 30
	2014	2013	2014	2013
	(in thousands)
Service cost	$5,160	6,130	152	171
Interest cost on projected benefit obligation	17,331	14,939	714	670
Expected return on plan assets	(22,859)	(21,802)	—	—
Amortization of prior service cost	(1,626)	(1,628)	(329)	(329)
Amortization of net actuarial loss	3,897	10,138	—	80

Net periodic benefit cost	$1,903	7,777	537	592

	Pension benefits		Other postretirement benefits
	Six months ended June 30
	2014	2013	2014	2013
	(in thousands)
Service cost	$10,260	12,180	302	371
Interest cost on projected benefit obligation	34,581	30,065	1,389	1,345
Expected return on plan assets	(45,784)	(43,677)	—	—
Amortization of prior service cost	(3,276)	(3,278)	(679)	(679)
Amortization of net actuarial loss	7,247	20,538	—	180

Net periodic benefit cost	$3,028	15,828	1,012	1,217

Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $12,673,000 and $12,563,000 for the three months ended June 30, 2014 and 2013, respectively, and $28,405,000 and $28,318,000 for the six months ended June 30, 2014 and 2013, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Earnings per common share

The computations of basic earnings per common share follow:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	(in thousands, except per share)
Income available to common shareholders:
Net income	$284,336	348,466	$513,353	622,579
Less: Preferred stock dividends (a)	(20,443)	(13,362)	(35,117)	(26,725)
Amortization of preferred stock discount (a)	—	(2,193)	—	(4,340)

Net income available to common equity	263,893	332,911	478,236	591,514
Less: Income attributable to unvested stock-based compensation awards	(3,213)	(4,373)	(5,832)	(7,917)

Net income available to common shareholders	$260,680	328,538	$472,404	583,597
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	132,473	129,964	132,139	129,708
Less: Unvested stock-based compensation awards	(1,617)	(1,712)	(1,603)	(1,746)

Weighted-average shares outstanding	130,856	128,252	130,536	127,962
Basic earnings per common share	$1.99	2.56	$3.62	4.56

(a)	Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Earnings per common share, continued

The computations of diluted earnings per common share follow:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	(in thousands, except per share)
Net income available to common equity	$263,893	332,911	$478,236	591,514
Less: Income attributable to unvested stock-based compensation awards	(3,198)	(4,354)	(5,807)	(7,881)

Net income available to common shareholders	$260,695	328,557	$472,429	583,633
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	132,473	129,964	132,139	129,708
Less: Unvested stock-based compensation awards	(1,617)	(1,712)	(1,603)	(1,746)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	972	765	943	866

Adjusted weighted-average shares outstanding	131,828	129,017	131,479	128,828
Diluted earnings per common share	$1.98	2.55	$3.59	4.53

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing approximately 1.7 million and 4.5 million common shares during the three-month periods ended June 30, 2014 and 2013, respectively, and 2.4 million and 4.6 million common shares during the six-month periods ended June 30, 2014 and 2013, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment Securities		Defined benefit plans	Other	Total amount before tax		Income tax	Net
	With OTTI	All other
	(in thousands)
Balance—January 1, 2014	$37,255	18,450	(161,617)	115	$(105,797)		41,638	$(64,159)
Other comprehensive income before reclassifications: Unrealized holding gains, net	10,842	156,764	—	—	167,606		(65,774)	101,832
Foreign currency translation adjustment	—	—	—	479	479		(166)	313
Unrealized losses on cash flow hedges	—	—	—	(1,170)	(1,170)		459	(711)

Total other comprehensive income before reclassifications	10,842	156,764	—	(691)	166,915		(65,481)	101,434

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Accretion of unrealized holding losses on held-to-maturity (“HTM”) securities	1	1,702	—	—	1,703	(a)	(669)	1,034
Amortization of prior service credit	—	—	(3,955)	—	(3,955	)(d)	1,552	(2,403)
Amortization of actuarial losses	—	—	7,247	—	7,247	(d)	(2,845)	4,402

Total reclassifications	1	1,702	3,292	—	4,995		(1,962)	3,033

Total gain (loss) during the period	10,843	158,466	3,292	(691)	171,910		(67,443)	104,467

Balance—June 30, 2014	$48,098	176,916	(158,325)	(576)	$66,113		(25,805)	$40,308

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income, continued

	Investment Securities		Defined benefit plans	Other	Total amount before tax		Income tax	Net
	With OTTI	All other
	(in thousands)
Balance—January 1, 2013	$(91,835)	152,199	(455,590)	(431)	$(395,657)		155,393	$(240,264)
Other comprehensive income before reclassifications:
Unrealized holding gains(losses), net	55,473	(95,167)	—	—	(39,694)		15,557	(24,137)
Foreign currency translation adjustment	—	—	—	(1,644)	(1,644)		598	(1,046)

Total other comprehensive income before reclassifications	55,473	(95,167)	—	(1,644)	(41,338)		16,155	(25,183)

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Accretion of unrealized holding losses on HTM securities	109	2,262	—	—	2,371	(a)	(931)	1,440
OTTI charges recognized in net income	9,800	—	—	—	9,800	(b)	(3,847)	5,953
Losses (gains) realized in net income	41,217	(8,129)	—	—	33,088	(c)	(12,987)	20,101
Amortization of prior service credit	—	—	(3,957)	—	(3,957	)(d)	1,553	(2,404)
Amortization of actuarial losses	—	—	20,718	—	20,718	(d)	(8,132)	12,586

Total reclassifications	51,126	(5,867)	16,761	—	62,020		(24,344)	37,676

Total gain (loss) during the period	106,599	(101,034)	16,761	(1,644)	20,682		(8,189)	12,493

Balance—June 30, 2013	$14,764	51,165	(438,829)	(2,075)	$(374,975)		147,204	$(227,771)

(a)	Included in interest income
(b)	Included in OTTI losses recognized in earnings
(c)	Included in gain (loss) on bank investment securities
(d)	Included in salaries and employee benefits expense

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment securities		Defined benefit plans	Other	Total
	With OTTI	All other
Balance—December 31, 2013	$22,632	11,294	(98,182)	97	$(64,159)
Net gain (loss) during period	6,587	96,279	1,999	(398)	104,467

Balance—June 30, 2014	$29,219	107,573	(96,183)	(301)	$40,308

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of June 30, 2014.

The net effect of interest rate swap agreements was to increase net interest income by $12 million and $10 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $23 million and $19 million for the six-month periods ended June 30, 2014 and 2013, respectively.

At June 30, 2014, interest rate swap agreements were used as fair value hedges for approximately $1.4 billion of outstanding fixed rate long-term borrowings. Also at June 30, 2014, the Company had entered into forward-starting interest rate swap agreements used to hedge the variability in the interest payments anticipated to be made upon the future issuance of $300 million of senior notes. These forward-starting interest rate swap agreements were terminated upon the issuance of such notes in July 2014. Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional amount	Average maturity	Weighted- average rate
			Fixed	Variable
	(in thousands)	(in years)
June 30, 2014
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,400,000	3.2	4.42%	1.18%
Cash flow hedges:
Interest payments on forecasted issuance of long-term borrowings (b)	300,000	5.1	1.82%	0.23%

	$1,700,000	3.5	3.96%	1.02%

December 31, 2013
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,400,000	3.7	4.42%	1.20%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(b)	Under the terms of this agreement, the Company was to receive settlement amounts at a variable rate and pay at a fixed rate.

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

        Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

contracts entered into for trading purposes had notional values of $17.6 billion and $17.4 billion at June 30, 2014 and December 31, 2013, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes aggregated $866 million and $1.4 billion at June 30, 2014 and December 31, 2013, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$93,040	102,875	$—	—
Commitments to sell real estate loans (a)	1,032	6,957	6,412	487

	94,072	109,832	6,412	487
Cash flow hedges:
Interest rate swap agreements (a)	—	—	1,170	—

Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	22,215	7,616	192	3,675
Commitments to sell real estate loans (a)	1,431	6,120	6,883	230
Trading:
Interest rate contracts (b)	234,436	274,864	194,393	234,455
Foreign exchange and other option and futures contracts (b)	7,784	15,831	7,766	15,342

	265,866	304,431	209,234	253,702

Total derivatives	$359,938	414,263	$216,816	254,189

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

	Amount of unrealized gain (loss) recognized
	Three months ended June 30, 2014		Three months ended June 30, 2013
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(1,675)	1,358	$(20,138)	18,853

Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$1,384		$2,228
Foreign exchange and other option and futures contracts (b)	(786)		(1,225)

Total	$598		$1,003

	Amount of unrealized gain (loss) recognized
	Six months ended June 30, 2014		Six months ended June 30, 2013
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(9,835)	9,278	$(29,011)	27,753

Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$1,082		$3,197
Foreign exchange and other option and futures contracts (b)	(5,816)		(1,608)

Total	$(4,734)		$1,589

(a)	Reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans for sale that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $31 million and $23 million at June 30, 2014 and December 31, 2013, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, was $177 million and $194 million at June 30, 2014 and December 31, 2013, respectively. After consideration of such netting arrangements, the net liability positions with counterparties aggregated $107 million at each of June 30, 2014 and December 31, 2013. The Company was required to post collateral relating to those positions of $92 million and $95 million at June 30, 2014 and December 31, 2013, respectively. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on June 30, 2014 was $28 million for which the Company had posted collateral of $18 million in the normal course of business. If the credit risk-related contingent features had been triggered on June 30, 2014, the maximum amount of additional collateral the Company would have been required to post to counterparties was $10 million.

The aggregate fair value of derivative financial instruments in an asset position, which are subject to enforceable master netting arrangements, was $133 million and $183 million at June 30, 2014 and December 31, 2013, respectively. After consideration of such netting arrangements, the net asset positions with counterparties aggregated $63 million and $95 million at June 30, 2014 and December 31, 2013, respectively. Counterparties posted collateral relating to those positions of $63 million and $93 million at June 30, 2014 and December 31, 2013, respectively. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Variable interest entities and asset securitizations

In the second quarter of 2013, the Company securitized approximately $923 million of one-to-four family residential mortgage loans in guaranteed mortgage securitizations with Ginnie Mae. Approximately $296 million of such loans were formerly held in the Company’s loan portfolio, whereas the remaining $627 million of the loans were newly originated. The Company retained $917 million of the resulting securities and recognized gains of $7 million relating to loans previously held for investment, which have been recorded in other revenues from operations, and gains of $10 million on newly originated loans, which have been reflected in mortgage banking revenues. The Company expects no material credit-related losses on the retained securities as a result of the guarantees by Ginnie Mae. At June 30, 2013 the Company had $1.0 billion of loans in its loan portfolio guaranteed by the Federal Housing Administration that the Company securitized with Ginnie Mae in the third quarter of 2013. The Company retained the substantial majority of the resulting securities in its investment portfolio. In similar transactions for the six months ended June 30, 2014, the Company securitized $75 million of one-to-four family residential real estate loans that had been originated for sale in guaranteed mortgage securitizations with Ginnie Mae and retained the resulting securities in its investment portfolio. Pre-tax gains on such transactions were not material.

In accordance with GAAP, the Company determined that it was the primary beneficiary of a residential mortgage loan securitization trust considering its role as servicer and its retained subordinated interests in the trust. As a result, the Company has included the one-to-four family residential mortgage loans that were included in the trust in its consolidated financial statements. At June 30, 2014 and December 31, 2013, the carrying values of the loans in the securitization trust were $110 million and $121 million, respectively. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to M&T at each of June 30, 2014 and December 31, 2013 was $18 million. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at June 30, 2014 is limited to realizing the carrying value of the loans less the amount of the mortgage-backed securities held by third parties.

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At June 30, 2014 and December 31, 2013, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $34 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.3 billion at June 30, 2014 and December 31, 2013, respectively. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $236 million, including $53 million of unfunded commitments, at June 30, 2014 and $236 million, including $45 million of unfunded commitments,

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Variable interest entities and asset securitizations, continued

at December 31, 2013. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.

12. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at June 30, 2014.

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

Trading account assets and liabilities

Trading account assets and liabilities consist primarily of interest rate swap agreements and foreign exchange contracts with customers who require such services and offsetting positions with third parties to minimize the Company’s risk with respect to such transactions. The Company generally determines the fair value of its derivative trading account assets and liabilities using externally developed pricing models based on market observable inputs and, therefore, classifies such valuations as Level 2. Mutual funds held in connection with deferred compensation arrangements have been classified as Level 1 valuations. Valuations of investments in municipal and other bonds can generally be obtained through reference to quoted prices in less active markets for the same or similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

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

Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. The Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at June 30, 2014 and December 31, 2013. The modeling techniques included estimating cash flows using bond-specific assumptions about future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. In determining a market yield, applicable to the estimated cash flows, a margin over LIBOR, ranging from 4% to 11%, with a weighted-average of 8%, was used. Significant unobservable inputs used in the determination of estimated fair value of collateralized debt obligations are included in the accompanying table of significant unobservable inputs to Level 3 measurements. At June 30, 2014, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $33 million and $56 million, respectively, and at December 31, 2013 were $42 million and $63 million, respectively. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations.

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

The following tables present assets and liabilities at June 30, 2014 and December 31, 2013 measured at estimated fair value on a recurring basis:

	Fair value measurements at June 30, 2014	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$313,325	50,813	262,512	—
Investment securities available for sale:
U.S. Treasury and federal agencies	42,921	—	42,921	—
Obligations of states and political subdivisions	10,242	—	10,242	—
Mortgage-backed securities:
Government issued or guaranteed	7,617,627	—	7,617,627	—
Privately issued	119	—	—	119
Collateralized debt obligations	56,200	—	—	56,200
Other debt securities	124,763	—	124,763	—
Equity securities	156,907	94,974	61,933	—

	8,008,779	94,974	7,857,486	56,319

Real estate loans held for sale	623,380	—	623,380	—
Other assets (b)	117,718	—	95,503	22,215

Total assets	$9,063,202	145,787	8,838,881	78,534

Trading account liabilities	$202,159	—	202,159	—
Other liabilities (b)	14,657	—	14,465	192

Total liabilities	$216,816	—	216,624	192

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	Fair value measurements at December 31, 2013	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$376,131	51,386	324,745	—
Investment securities available for sale:
U.S. Treasury and federal agencies	37,776	—	37,776	—
Obligations of states and political subdivisions	10,811	—	10,811	—
Mortgage-backed securities:
Government issued or guaranteed	4,165,086	—	4,165,086	—
Privately issued	1,850	—	—	1,850
Collateralized debt obligations	63,083	—	—	63,083
Other debt securities	120,085	—	120,085	—
Equity securities	133,095	82,450	50,645	—

	4,531,786	82,450	4,384,403	64,933

Real estate loans held for sale	468,650	—	468,650	—
Other assets (b)	123,568	—	115,952	7,616

Total assets	$5,500,135	133,836	5,293,750	72,549

Trading account liabilities	$249,797	—	249,797	—
Other liabilities (b)	4,392	—	717	3,675

Total liabilities	$254,189	—	250,514	3,675

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three months and six months ended June 30, 2014 and 2013.
(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2014 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance—March 31, 2014	$696		$61,768		$12,589
Total gains realized/unrealized:
Included in earnings	—		—		31,517	(b)
Included in other comprehensive income	205	(e)	4,486	(e)	—
Sales	—		—		—
Settlements	(782)		(10,054)		—
Transfers in and/or out of Level 3 (c)	—		—		(22,083	)(d)

Balance—June 30, 2014	$119		$56,200		$22,023

Changes in unrealized gains included in earnings related to assets still held at June 30, 2014	$—		$—		$20,215	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2013 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance—March 31, 2013	$993,247		$61,718		$36,119
Total gains (losses) realized/unrealized:
Included in earnings	(46,302	)(a)	—		15,500	(b)
Included in other comprehensive income	90,203	(e)	(1,277	)(e)	—
Sales	(978,608)		—		—
Settlements	(53,268)		(525)		—
Transfers in and/or out of Level 3 (c)	—		—		(44,211	)(d)

Balance—June 30, 2013	$5,272		$59,916		$7,408

Changes in unrealized gains included in earnings related to assets still held at June 30, 2013	$—		$—		$4,123	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2014 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance—January 1, 2014	$1,850		$63,083		$3,941
Total gains realized/unrealized:
Included in earnings	—		—		53,900	(b)
Included in other comprehensive income	272	(e)	9,132	(e)	—
Settlements	(2,003)		(16,015)		—
Transfers in and/or out of Level 3 (c)	—		—		(35,818	)(d)

Balance—June 30, 2014	$119		$56,200		$22,023

Changes in unrealized gains included in earnings related to assets still held at June 30, 2014	$—		$—		$24,099	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2013 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance—January 1, 2013	$1,023,886		$61,869		$47,859
Total gains (losses) realized/unrealized:
Included in earnings	(56,102	)(a)	—		58,812	(b)
Included in other comprehensive income	116,584	(e)	(537	)(e)	—
Sales	(978,608)		—		—
Settlements	(100,488)		(1,416)		—
Transfers in and/or out of Level 3 (c)	—		—		(99,263	)(d)

Balance—June 30, 2013	$5,272		$59,916		$7,408

Changes in unrealized gains included in earnings related to assets still held at June 30, 2013	$—		$—		$5,132	(b)

(a)	Reported as an OTTI loss or as gain (loss) on bank investment securities in the consolidated statement of income.
(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(c)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(d)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.
(e)	Reported as net unrealized gains (losses) on investment securities in the consolidated statement of comprehensive income.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 5% to 80% at June 30, 2014. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $212 million at June 30, 2014 ($129 million and $83 million of which were classified as Level 2 and Level 3, respectively), $222 million at December 31, 2013 ($173 million and $49 million of which were classified as Level 2 and Level 3, respectively) and $254 million at June 30, 2013 ($167 million and $87 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2014 were decreases of $32 million and $47 million for the three- and six-month periods ended June 30, 2014, respectively. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2013 were decreases of $34 million and $69 million for the three- and six-month periods ended June 30, 2013, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans held by the company on June 30, 2014 subject to nonrecurring fair value measurement were $8 million and $15 million for the three-month and six-month periods ended June 30, 2014, respectively. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $15 million at each of June 30, 2014 and 2013. Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month and six-month periods ended June 30, 2014 and 2013.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at June 30, 2014 and December 31, 2013:

	Fair value at June 30, 2014	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
	(in thousands)
Recurring fair value measurements
Privately issued mortgage–backed securities	$119	Two independent pricing quotes	—	—
Collateralized debt obligations	56,200	Discounted cash flow	Probability of default	15%-56% (37%)
			Loss severity	100%
Net other assets (liabilities)(a)	22,023	Discounted cash flow	Commitment expirations	0%-97% (18%)

	Fair value at December 31, 2013	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
	(in thousands)
Recurring fair value measurements
Privately issued mortgage–backed securities	$1,850	Two independent pricing quotes	—	—
Collateralized debt obligations	63,083	Discounted cash flow	Probability of default	17%-55% (39%)
			Loss severity	100%
Net other assets (liabilities)(a)	3,941	Discounted cash flow	Commitment expirations	0%-90% (20%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

Sensitivity of fair value measurements to changes in unobservable inputs

An increase (decrease) in the probability of default and loss severity for mortgage-backed securities and collateralized debt securities would generally result in a lower (higher) fair value measurement.

An increase (decrease) in the estimate of expirations for commitments to originate real-estate loans would generally result in a lower (higher) fair value measurement. Estimated commitment expirations are derived considering loan type, changes in interest rates and remaining length of time until closing.

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

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	June 30, 2014
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,917,436	$1,917,436	$1,835,382	$82,054	$—
Interest-bearing deposits at banks	3,032,530	3,032,530	—	3,032,530	—
Trading account assets	313,325	313,325	50,813	262,512	—
Investment securities	12,120,195	12,125,379	94,974	11,814,650	215,755
Loans and leases:
Commercial loans and leases	19,105,892	18,753,794	—	—	18,753,794
Commercial real estate loans	26,374,274	26,311,756	—	204,669	26,107,087
Residential real estate loans	8,656,766	8,712,237	—	5,436,622	3,275,615
Consumer loans	10,610,761	10,524,381	—	—	10,524,381
Allowance for credit losses	(917,666)	—	—	—	—

Loans and leases, net	63,830,027	64,302,168	—	5,641,291	58,660,877
Accrued interest receivable	223,497	223,497	—	223,497	—
Financial liabilities:
Noninterest-bearing deposits	$(26,088,763)	$(26,088,763)	$—	$(26,088,763)	$—
Savings deposits and NOW accounts	(40,216,607)	(40,216,607)	—	(40,216,607)	—
Time deposits	(3,285,995)	(3,306,300)	—	(3,306,300)	—
Deposits at Cayman Islands office	(237,890)	(237,890)	—	(237,890)	—
Short-term borrowings	(161,631)	(161,631)	—	(161,631)	—
Long-term borrowings	(7,391,931)	(7,549,272)	—	(7,549,272)	—
Accrued interest payable	(54,394)	(54,394)	—	(54,394)	—
Trading account liabilities	(202,159)	(202,159)	—	(202,159)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$22,023	$22,023	$—	$—	$22,023
Commitments to sell real estate loans	(10,832)	(10,832)	—	(10,832)	—
Other credit-related commitments	(117,940)	(117,940)	—	—	(117,940)
Interest rate swap agreements used for interest rate risk management	91,870	91,870	—	91,870	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	December 31, 2013
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
			(in thousands)
Financial assets:
Cash and cash equivalents	$1,672,934	$1,672,934	$1,596,877	$76,057	$—
Interest-bearing deposits at banks	1,651,138	1,651,138	—	1,651,138	—
Trading account assets	376,131	376,131	51,386	324,745	—
Investment securities	8,796,497	8,690,494	82,450	8,384,106	223,938
Loans and leases:
Commercial loans and leases	18,705,216	18,457,288	—	—	18,457,288
Commercial real estate loans	26,148,208	26,018,195	—	67,505	25,950,690
Residential real estate loans	8,928,221	8,867,872	—	5,432,207	3,435,665
Consumer loans	10,291,514	10,201,087	—	—	10,201,087
Allowance for credit losses	(916,676)	—	—	—	—

Loans and leases, net	63,156,483	63,544,442	—	5,499,712	58,044,730
Accrued interest receivable	222,558	222,558	—	222,558	—
Financial liabilities:
Noninterest-bearing deposits	$(24,661,007)	$(24,661,007)	$—	$(24,661,007)	$—
Savings deposits and NOW accounts	(38,611,021)	(38,611,021)	—	(38,611,021)	—
Time deposits	(3,523,838)	(3,542,789)	—	(3,542,789)	—
Deposits at Cayman Islands office	(322,746)	(322,746)	—	(322,746)	—
Short-term borrowings	(260,455)	(260,455)	—	(260,455)	—
Long-term borrowings	(5,108,870)	(5,244,902)	—	(5,244,902)	—
Accrued interest payable	(43,419)	(43,419)	—	(43,419)	—
Trading account liabilities	(249,797)	(249,797)	—	(249,797)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$3,941	$3,941	$—	$—	$3,941
Commitments to sell real estate loans	12,360	12,360	—	12,360	—
Other credit-related commitments	(118,886)	(118,886)	—	—	(118,886)
Interest rate swap agreements used for interest rate risk management	102,875	102,875	—	102,875	—

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

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

	June 30,	December 31,
	2014	2013
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$6,246,501	6,218,823
Commercial real estate loans to be sold	250,725	62,386
Other commercial real estate and construction	4,482,869	3,919,545
Residential real estate loans to be sold	596,865	469,869
Other residential real estate	412,964	384,617
Commercial and other	10,560,928	10,419,545
Standby letters of credit	3,581,160	3,600,528
Commercial letters of credit	43,653	53,284
Financial guarantees and indemnification contracts	2,701,575	2,457,633
Commitments to sell real estate loans	1,254,309	854,656

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $2.3 billion at June 30, 2014 and December 31, 2013.

Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Commitments and contingencies, continued

The Company utilizes commitments to sell real estate loans to hedge exposure to changes in the fair value of real estate loans held for sale. Such commitments are considered derivatives and along with commitments to originate real estate loans to be held for sale are generally recorded in the consolidated balance sheet at estimated fair value.

The Company has commitments under long-term operating leases and an agreement with the Baltimore Ravens of the National Football League whereby the Company obtained the naming rights to a football stadium in Baltimore, Maryland through 2027.

The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $12 million at June 30, 2014. Management believes that any reinsurance losses that may be payable by the Company will not be material to the Company’s consolidated financial position.

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At June 30, 2014, management believes that any further liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.

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

Information about the Company’s segments is presented in the following table:

	Three months ended June 30
	2014			2013
	Total revenues(a)	Inter- segment revenues	Net income (loss)	Total revenues(a)	Inter- segment revenues	Net income (loss)
	(in thousands)
Business Banking	$104,688	1,220	27,760	106,486	1,319	30,562
Commercial Banking	252,496	1,356	105,358	252,907	1,315	87,220
Commercial Real Estate	164,912	525	77,526	187,773	554	89,868
Discretionary Portfolio	29,912	(5,282)	14,980	(14,109)	(10,015)	(8,036)
Residential Mortgage Banking	110,751	11,772	27,712	111,764	21,589	34,143
Retail Banking	268,494	3,897	32,034	292,837	3,598	51,500
All Other	194,273	(13,488)	(1,034)	248,618	(18,360)	63,209

Total	$1,125,526	—	284,336	1,186,276	—	348,466

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

	Six months ended June 30
	2014			2013
	Total revenues(a)	Inter- segment revenues	Net income (loss)	Total revenues(a)	Inter- segment revenues	Net income (loss)
	(in thousands)
Business Banking	$206,987	2,277	56,358	$211,904	2,513	63,123
Commercial Banking	501,082	2,553	205,123	502,757	2,665	194,607
Commercial Real Estate	323,272	873	152,087	353,066	2,106	166,376
Discretionary Portfolio	54,569	(10,321)	26,259	(2,068)	(18,616)	(6,190)
Residential Mortgage Banking	205,339	21,520	47,123	231,663	40,287	68,504
Retail Banking	530,382	7,402	61,745	584,022	6,855	103,850
All Other	380,435	(24,304)	(35,342)	393,864	(35,810)	32,309

Total	$2,202,066	—	513,353	$2,275,208	—	622,579

	Average total assets
	Six months ended June 30		Year ended December 31
	2014	2013	2013
	(in millions)
Business Banking	$5,286	5,010	5,080
Commercial Banking	22,742	21,446	21,655
Commercial Real Estate	16,878	17,122	17,150
Discretionary Portfolio	19,417	16,278	16,480
Residential Mortgage Banking	3,226	2,752	2,858
Retail Banking	10,229	11,357	10,997
All Other	10,500	8,672	9,442

Total	$88,278	82,637	83,662

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $5,849,000 and $6,217,000 for the three-month periods ended June 30, 2014 and 2013, respectively, and $11,794,000 and $12,667,000 for the six-month periods ended June 30, 2014 and 2013, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting. The carrying value of that investment was $56 million at June 30, 2014.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $5.2 billion and $5.5 billion at June 30, 2014 and December 31, 2013, respectively. Revenues from those servicing rights were $7 million and $8 million during the three months ended June 30, 2014 and 2013, respectively, and $14 million and $16 million for the six months ended June 30, 2014 and June 30, 2013, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances totaling $44.6 billion and $45.6 billion at June 30, 2014 and December 31, 2013, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $27 million and $2 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $53 million and $4 million for the six-month periods ended June 30, 2014 and 2013, respectively. In addition, the Company held $210 million and $220 million of mortgage-backed securities in its held-to-maturity portfolio at June 30, 2014 and December 31, 2013, respectively, that were securitized by Bayview Financial.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income for M&T Bank Corporation (“M&T”) in the second quarter of 2014 was $284 million or $1.98 of diluted earnings per common share, compared with $348 million or $2.55 of diluted earnings per common share in the year-earlier quarter. During the initial quarter of 2014, net income aggregated $229 million or $1.61 of diluted earnings per common share. Basic earnings per common share were $1.99 in the recent quarter, compared with $2.56 in the second quarter of 2013 and $1.63 in the first 2014 quarter. For the first half of 2014, net income totaled $513 million or $3.59 of diluted earnings per common share, compared with $623 million or $4.53 of diluted earnings per common share in the first six months of 2013. Basic earnings per common share for the six-month periods ended June 30, 2014 and 2013 were $3.62 and $4.56, respectively.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the recent quarter was 1.27%, compared with 1.68% in the year-earlier quarter and 1.07% in the first quarter of 2014. The annualized rate of return on average common shareholders’ equity was 9.79% in the second quarter of 2014, compared with 13.78% and 8.22% in the three-month periods ended June 30, 2013 and March 31, 2014, respectively. During the six-month period ended June 30, 2014, the annualized rates of return on average assets and average common shareholders’ equity were 1.17% and 9.02%, respectively, compared with 1.52% and 12.47%, respectively, in the first half of 2013.

The recent quarter’s results reflect two noteworthy, but largely offsetting, items. The resolution with tax authorities of previously uncertain tax positions required M&T to reduce its accrual for income taxes and increase net income by $8 million, while an increase in M&T’s accrual for litigation-related costs of $12 million reduced net income by $7 million after applicable tax effect. Both accrual items were associated with pre-acquisition activities of M&T’s Wilmington Trust entities.

Reflected in the results for the second quarter of 2013 were certain noteworthy items. The Company sold the majority of its privately issued mortgage-backed securities that had been held in the available-for-sale investment securities portfolio for an after-tax loss of $28 million ($46 million pre-tax), or $.22 per diluted common share. In addition, the Company’s holdings of Visa and MasterCard shares were sold for an after-tax gain of $62 million ($103 million pre-tax), or $.48 per diluted common share. Finally, during that quarter the Company reversed an accrual for a contingent compensation obligation assumed in the May 2011 acquisition of Wilmington Trust that expired, resulting in a $26 million reduction of “other expense – other costs of operations” having an after-tax impact of $15 million, or $.12 of diluted earnings per common share. In the aggregate, those noteworthy items contributed net income of $49 million, or $.38 per diluted common share, in 2013’s second quarter.

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City would be acquired by M&T. Pursuant to the terms of the agreement, Hudson City common shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). The estimated purchase price considering the closing price of M&T’s common stock of $124.05 on June 30, 2014 was $5.4 billion.

As of June 30, 2014, Hudson City reported $37.7 billion of assets, including $23.3 billion of loans (predominantly residential real estate loans) and $8.2 billion of investment securities, and $32.9 billion of liabilities, including $20.5 billion of deposits. The merger has received the approval of the common shareholders of M&T and Hudson City. However, the merger is subject to a number of conditions, including regulatory approvals.

On June 17, 2013, M&T and M&T Bank, the principal Bank subsidiary of M&T, entered into a written agreement with the Federal Reserve Bank of New York. Under the terms of the agreement, M&T and M&T Bank are required to submit to the Federal Reserve Bank of New York a revised compliance risk management program designed to ensure compliance with the Bank Secrecy Act and anti-money-laundering laws and regulations (“BSA/AML”) and to take certain other steps to enhance their compliance practices. The Company commenced a major initiative, including the hiring of outside consulting firms, intended to fully address those regulator concerns. M&T and M&T Bank continue to make progress towards completing this initiative. In view of the timeframe required to implement this initiative, demonstrate its efficacy to the satisfaction of the regulators and otherwise meet any other regulatory requirements that may be imposed in connection with these matters, M&T and Hudson City extended the date after which either party may elect to terminate the merger agreement if the merger has not yet been completed to December 31, 2014. Nevertheless, M&T’s pending acquisition of Hudson City remains subject to regulatory approval, including approval by the Federal Reserve, and certain other closing conditions and, as a result, there can be no assurances that the merger will be completed by that date.

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

Management believes that the Company will be able to comply with the revised capital adequacy requirements upon their implementation. More specifically, management estimates that the Company’s ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets under the New Capital Rules (and as defined therein) on a fully phased-in basis was approximately 9.42% as of June 30, 2014, reflecting a good faith estimate of the computation of CET1 and the Company’s risk-weighted assets under the methodologies set forth in the New Capital Rules.

On December 10, 2013, the Federal Reserve Board, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Securities and Exchange Commission adopted the final version of the Volcker Rule, which was mandated under Dodd-Frank. The Volcker Rule is intended to reduce risks posed to banking entities from proprietary trading activities and investments in or relationships with covered funds. Banking entities are generally prohibited from engaging in proprietary trading. The Company does not believe that it engages in any significant amount of “proprietary trading” as defined in the Volcker Rule and that any impact would be minimal. In addition, a review of the Company’s investments was undertaken to determine if any meet the Volcker Rule’s definition of “covered funds.” Based on that review, the Company believes that any impact related to investments considered to be covered funds would not have a significant effect on the Company’s financial condition or its results of operations.

Nevertheless, the Company may be required to divest certain investments subject to the Volcker Rule by mid-2015.

On October 24, 2013, the Federal Reserve Board and other banking regulators issued an interagency proposal for the U.S. version of the Basel Committee’s Liquidity Coverage Ratio (“LCR”). The LCR requires a banking organization to maintain a minimum amount of liquid assets to withstand a standardized supervisory liquidity stress scenario. The proposed effective date is January 1, 2015, subject to a two-year phase-in period. The period for commenting on the interagency proposal closed on January 31, 2014. Although the proposed rules have not yet been finalized, the Company has added securities to its investment portfolio through purchase and securitization transactions in contemplation of the final LCR requirements.

Supplemental Reporting of Non-GAAP Results of Operations

M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and gains and expenses associated with merging acquired operations into the Company, since such items are considered by management to be “nonoperating” in nature. As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.6 billion at each of June 30, 2014, June 30, 2013 and December 31, 2013. Included in such intangible assets was goodwill of $3.5 billion at each of those dates. Amortization of core deposit and other intangible assets, after tax effect, was $6 million during each of the two most recent quarters ($.04 per diluted common share in the recent quarter and $.05 per diluted common share in the initial quarter of 2014), compared with $8 million ($.06 per diluted common share) during the second quarter of 2013. For the six-month periods ended June 30, 2014 and 2013, amortization of core deposit and other intangible assets, after tax effect, totaled $12 million ($.09 per diluted common share) and $16 million ($.12 per diluted common share), respectively. The after-tax impact of merger-related expenses in the three-month and six-month periods ended June 30, 2013 was $5 million ($8 million pre-tax) and $8 million ($12 million pre-tax), respectively. There were no merger-related expenses in the first or second quarters of 2014. The merger-related expenses in 2013 were associated with M&T’s pending acquisition of Hudson City. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Net operating income was $290 million in the recent quarter, compared with $361 million in the similar 2013 quarter. Diluted net operating earnings per common share for the second quarter of 2014 were $2.02, compared with $2.65 in the year-earlier quarter. Net operating income and diluted net operating earnings per common share were $235 million and $1.66, respectively, in the initial quarter of 2014. For the first six months of 2014, net operating income and diluted net operating earnings per common share were $525 million and $3.68, respectively, compared with $646 million and $4.71, respectively, in the corresponding 2013 period.

Net operating income in the second quarter of 2014 expressed as an annualized rate of return on average tangible assets was 1.35%, compared with 1.81% and 1.15% in the second quarter of 2013 and initial 2014 quarter, respectively. Net operating income represented an annualized return on average tangible common equity of 14.92% in the recently completed quarter, compared with 22.72% and 12.76% in the quarters ended June 30, 2013 and March

31, 2014, respectively. For the first six months of 2014, net operating income represented an annualized return on average tangible assets and average tangible common shareholders’ equity of 1.25% and 13.86%, respectively, compared with 1.65% and 20.76%, respectively, in the similar 2013 period.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income aggregated $675 million in the recent quarter, down 1% from $684 million in the second quarter of 2013. The impact of a 31 basis point (hundredths of one percent) narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, was largely offset by a $5.6 billion or 8% rise in average earning assets as compared with the second quarter of 2013. Taxable-equivalent net interest income in the recent quarter was 2% higher than $662 million recorded in the first quarter of 2014. That improvement resulted from a $3.3 billion increase in average earning assets that reflects higher average balances of investment securities of $1.7 billion, interest-bearing deposits held at the Federal Reserve Bank of New York of $1.0 billion and loans and leases of $579 million. Partially offsetting those factors was a 12 basis point narrowing of the net interest margin in the recent quarter to 3.40% from 3.52% in the initial 2014 quarter.

For the first half of 2014, taxable-equivalent net interest income was $1.34 billion, slightly below $1.35 billion in the first six months of 2013. That decline was largely attributable to a 25 basis point narrowing of the net interest margin to 3.46% in 2014 from 3.71% in 2013 reflecting lower yields on average loans outstanding, offset by higher average earning assets, which rose $4.8 billion or 7% from $73.2 billion in the first half of 2013 to $77.9 billion in the first six months of 2014. Contributing to the growth in average earning assets were higher balances of investment securities and interest-bearing deposits at the Federal Reserve Bank of New York, partially offset by lower average balances of loans outstanding.

Average loans and leases declined 2% to $64.3 billion in the recent quarter from $66.0 billion in the second quarter of 2013. Average commercial loans and leases were $19.0 billion in the second quarter of 2014, up $1.3 billion or 7% from $17.7 billion in the year-earlier quarter. Commercial real estate loans averaged $26.1 billion in each of the recent quarter and the second quarter of 2013. Average residential real estate loans outstanding declined $2.1 billion to $8.7 billion in the second quarter of 2014 from $10.8 billion in the similar quarter of 2013. Included in that portfolio were loans originated for sale, which averaged $421 million in the recent quarter, compared with $977 million in the second quarter of 2013. The further decrease in residential real estate loans was largely due to securitization activity during the second and third quarters of 2013. During the second quarter of 2013, the Company securitized approximately $296 million of residential real estate loans and during the third quarter of 2013 approximately $1.0 billion of residential real estate loans were securitized. The residential real estate loans were guaranteed by the Federal Housing Administration (“FHA”) and a substantial majority of the resulting Ginnie Mae mortgage-backed investment securities were retained by the Company in the investment securities portfolio. Average consumer loans and leases totaled $10.5 billion in the recent quarter, $931 million or 8% lower than $11.4 billion in 2013’s second quarter. That decline was largely due to lower average balances of automobile loans. In September 2013, the Company securitized and sold approximately $1.4 billion of automobile loans that had been held in its loan portfolio. The Company securitized loans to improve its regulatory capital ratios and strengthen its liquidity and risk profile, including the ability to pledge any of the retained assets, as a result of changing regulatory requirements.

Average loan balances in the recent quarter rose $579 million from the initial quarter of 2014. Average commercial loan and lease balances increased $502 million, or 3%, average balances of consumer loans increased $179 million, or 2%, while average residential real estate loans declined $98 million, or 1%, from 2014’s first quarter. Average commercial real estate loan balances were $26.1 billion during each of the two most recent quarters. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

Dollars in millions

		Percent increase (decrease) from
	2nd Qtr. 2014	2nd Qtr. 2013	1st Qtr. 2014
Commercial, financial, etc.	$18,978	7%	3%
Real estate—commercial	26,140	—	—
Real estate—consumer	8,746	(19)	(1)
Consumer
Automobile	1,567	(38)	9
Home equity lines	5,744	—	—
Home equity loans	322	(24)	(7)
Other	2,846	5	2

Total consumer	10,479	(8)	2

Total	$64,343	(2)%	1%

For the first six months of 2014, average loans and leases totaled $64.1 billion, $1.9 billion or 3% below $65.9 billion in the year-earlier period. The most significant factors contributing to that decline were the 2013 loan securitizations noted earlier.

The investment securities portfolio averaged $11.0 billion in the second quarter of 2014, up $5.7 billion or 107% from $5.3 billion in the year-earlier quarter and $1.7 billion above the $9.3 billion averaged in the first quarter of 2014. For the first six months of 2014 and 2013, investment securities averaged $10.1 billion and $5.5 billion, respectively. Each of those increases reflects the net effect of purchases, securitization transactions and sales during 2013 and purchases during the first half of 2014, partially offset by maturities and paydowns of mortgage-backed securities. Beginning in the second quarter of 2013, the Company undertook certain actions to improve its regulatory capital and liquidity positions in response to evolving regulatory requirements. As a result, in the second quarter of 2013 approximately $1.0 billion of privately issued mortgage-backed securities held in the available-for-sale portfolio were sold, as were the Company’s holdings of Visa and MasterCard common stock. In the second and third quarters of 2013, the Company securitized approximately $1.3 billion of residential real estate loans guaranteed by the FHA that were held in its loan portfolio. A substantial majority of the Ginnie Mae securities resulting from those securitizations were retained by the Company. During the second quarter of 2013, the Company also began originating FHA residential real estate loans for purposes of securitizing such loans into Ginnie Mae mortgage-backed securities to be retained in the Company’s investment securities portfolio. Approximately $1.6 billion of such loans were originated and securitized during 2013. Finally, beginning in May 2013 the Company purchased approximately $1.9 billion of Ginnie Mae securities and

$250 million of Fannie Mae securities that were added to the investment securities portfolio during 2013, and another $3.3 billion of Fannie Mae securities and $239 million of Ginnie Mae securities were purchased during the first half of 2014. The Company has increased its holdings of investment securities in response to changing regulatory requirements.

The investment securities portfolio is largely comprised of residential mortgage-backed securities, debt securities issued by municipalities, trust preferred securities issued by certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its liquidity position and its overall interest-rate risk profile as well as the adequacy of expected returns relative to the risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination.

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” Nevertheless, there were no other-than-temporary impairment charges recognized in either of the first or second quarters of 2014 or the second quarter of 2013. During the first quarter of 2013, the Company recognized other-than-temporary impairment charges of $10 million. Those impairment charges related to certain privately issued mortgage-backed securities. Persistently high unemployment, loan delinquencies and foreclosures that led to a backlog of homes held for sale by financial institutions and others were significant factors contributing to the recognition of the other-than-temporary impairment charges related to those securities. Substantially all of the privately issued mortgage-backed securities held in the available-for-sale investment securities portfolio were sold late in the second quarter of 2013. The impairment charge in the initial 2013 quarter related to a subset of those securities. Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-earning deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $4.3 billion in the recently completed quarter, compared with $2.7 billion and $3.3 billion in the second quarter of 2013 and the first quarter of 2014, respectively. Interest-bearing deposits at banks averaged $4.1 billion in the second quarter of 2014, compared with $2.4 billion in the year-earlier period and $3.1 billion in the first quarter of 2014. The rise in interest-bearing deposits at banks in the recent quarter as compared with the earlier quarters was due, in part, to increased Wilmington Trust-related customer deposits held at the Federal Reserve Bank of New York. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, liquidity requirements, and management of balance sheet size and resulting capital ratios.

As a result of the changes described herein, average earning assets aggregated $79.6 billion in the recent quarter, compared with $74.0 billion in the corresponding quarter of 2013 and $76.3 billion in the initial quarter of 2014. Average earning assets totaled $77.9 billion and $73.2 billion during the six-month periods ended June 30, 2014 and 2013, respectively.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits averaged $67.8 billion in the second quarter of 2014, up 6% from $63.7 billion in the year-earlier quarter and 3% higher than $65.6 billion in the first quarter of 2014. The growth in core deposits since the second quarter of 2013 was due, in part, to the lack of attractive alternative investments available to the Company’s customers resulting from lower interest rates and from the economic environment in the U.S. The low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have generally increased. The following table presents quarterly changes in the components of average core deposits. For the six-month periods ended June 30, 2014 and 2013, core deposits averaged $66.7 billion and $62.8 billion, respectively.

AVERAGE CORE DEPOSITS

Dollars in millions

		Percent increase (decrease) from
	2nd Qtr. 2014	2nd Qtr. 2013	1st Qtr. 2014
NOW accounts	$1,002	9%	4%
Savings deposits	38,366	8	3
Time deposits $250,000 or less	2,967	(15)	(4)
Noninterest-bearing deposits	25,466	7	5

Total	$67,801	6%	3%

Additional funding sources for the Company included branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits. Time deposits over $250,000, excluding brokered certificates of deposit, averaged $378 million in the second quarter of 2014, compared with $318 million and $371 million in the year-earlier quarter and the first quarter of 2014, respectively. Cayman Islands office deposits averaged $339 million, $326 million and $380 million for the three-month periods ended June 30, 2014, June 30, 2013 and March 31, 2014, respectively. Average brokered time deposits totaled $5 million in the recent quarter, compared with $396 million in the second quarter of 2013 and $9 million in the first quarter of 2014. The Company also had brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged $1.1 billion during the recent quarter, compared with $936 million and $1.0 billion during the year-earlier quarter and the initial 2014 quarter, respectively. The levels of brokered NOW and brokered money-market deposit accounts reflect the demand for such deposits, largely resulting from the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. The level of Cayman Islands office deposits and brokered time deposits are also reflective of customer demand. Additional amounts of such deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding. Average short-term borrowings totaled $220 million in the recent quarter, compared with $343 million in the second quarter of 2013 and $264 million in the initial 2014 quarter. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $162 million and $239 million in the second quarters of 2014 and 2013, respectively, compared with $183 million in the first quarter of 2014. Overnight federal funds borrowings represented the largest component of short-term borrowings and totaled $132 million at June 30, 2014, $219 million at June 30, 2013 and $169 million at December 31, 2013.

Long-term borrowings averaged $6.5 billion in the recent quarter, compared with $5.1 billion in the second quarter of 2013 and $5.9 billion in the initial 2014 quarter. Included in average long-term borrowings were subordinated capital notes of $1.6 billion in each of the quarters ended June 30, 2014, June 30, 2013 and March 31, 2014. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $834 million in the second quarter of 2014, $1.2 billion in the year-earlier quarter and $1.1 billion in the initial 2014 quarter. On February 27, 2014, M&T redeemed $350 million of 8.50% Enhanced Trust Preferred securities and the associated junior subordinated debentures. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements. During the second quarter of 2014, M&T Bank borrowed approximately $1.1 billion from the Federal Home Loan Bank (“FHLB”) of New York. Those borrowings were split between three-year and five-year terms at fixed rates of interest. Long-term borrowings from the FHLBs of New York, Atlanta and Pittsburgh averaged $396 million in the recent quarter, compared with $30 million and $29 million in the second quarter of 2013 and the first quarter of 2014, respectively. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.4 billion during each of the second quarters of 2014 and 2013 and the first quarter of 2014. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates. During the first quarter of 2013, M&T Bank initiated a Bank Note Program whereby M&T Bank may offer up to $5 billion of unsecured senior and subordinated notes. During March 2013, three-year floating rate senior notes due March 2016 were issued for $300 million and five-year 1.45% fixed rate senior notes due March 2018 were issued for $500 million. In January 2014, M&T Bank issued $1.5 billion of senior notes as follows: $250 million of three-year floating rate notes due January 2017; $500 million of three-year 1.25% fixed rate notes due January 2017; and $750 million of five-year 2.30% fixed rate notes due January 2019. The proceeds of the issuances have been predominantly utilized to purchase additional liquid investment securities that will meet the regulatory liquidity requirements. During July 2014, M&T Bank issued an additional $1.7 billion of senior notes as follows: $300 million of three-year floating rate notes due in 2017; $750 million of three-year 1.40% fixed rate notes due in 2017; and $650 million of five-year 2.25% fixed rate notes due in 2019. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of June 30, 2014, interest rate swap agreements were used to hedge approximately $1.4 billion of outstanding fixed rate long-term borrowings. Also at June 30, 2014, the Company had entered into forward-starting interest rate swap agreements used to hedge the variability in the interest payments anticipated to be made upon the future issuance of $300 million of the senior notes. These forward-starting interest rate swaps were terminated upon the issuance of such notes in July 2014. Further information on interest rate swap agreements is provided in note 10 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.22% in the second quarter of 2014, compared with 3.48% in the year-earlier quarter. The yield on earning assets during the recent quarter was 3.73%, down 37 basis points from 4.10% in the second quarter of 2013, while the rate paid on interest-bearing liabilities declined 11 basis points to .51% from .62% in the second quarter of 2013. In the initial quarter of 2014, the net interest spread was 3.32%, the yield on earning assets was 3.87% and the rate paid on interest-bearing liabilities was .55%. For the first half of 2014, the net interest spread was 3.27%, down 22 basis points from the corresponding 2013 period. The yield on earning assets and the rate paid on interest-bearing liabilities were 3.80% and .53%, respectively, during the first six months of 2014, compared with 4.12% and .63%, respectively, in the similar 2013 period. The narrowing of the net interest spread in the 2014 periods as compared with the three months and six months ended June 30, 2013 reflects the higher level of deposits held at the Federal Reserve Bank of New York, higher average balances of investment securities and the ongoing impact of the low interest rate environment on loan yields.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $28.6 billion in the second quarter of 2014, compared with $26.6 billion in the year-earlier quarter and $26.9 billion in the initial quarter of 2014. The increase in net interest-free funds in the recent quarter as compared with the earlier quarters was predominantly the result of higher average balances of noninterest-bearing deposits. Such deposits averaged $25.5 billion, $23.7 billion and $24.1 billion in the quarters ended June 30, 2014, June 30, 2013 and March 31, 2014, respectively. During the first six months of 2014 and 2013, average net interest-free funds aggregated $27.8 billion and $26.0 billion, respectively. That increase was also reflective of higher average balances of noninterest-bearing deposits. Goodwill and core deposit and other intangible assets averaged $3.6 billion during each of the quarters ended June 30, 2014, June 30, 2013 and March 31, 2014. The cash surrender value of bank owned life insurance averaged $1.7 billion in each of the two most recent quarters and $1.6 billion in the second quarter of 2013. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .18% in the recent quarter, compared with .23% in the second quarter of 2013 and .20% in the first quarter of 2014. That contribution for the first six months of 2014 and 2013 was .19% and .22%, respectively.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.40% in the recent quarter, compared with 3.71% in the year-earlier quarter and 3.52% in the first quarter of 2014. During the first six months of 2014 and 2013, the net interest margin was 3.46% and 3.71%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin. In particular, the relatively low interest rate environment continues to exert downward pressure on yields on loans, investment securities and other earning assets.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.7 billion at June 30, 2014, compared with $1.4 billion at each of June 30, 2013 and March 31, 2014. Under the terms of $1.4 billion of those swap agreements that are designated as fair value hedges of certain fixed rate long-term borrowings, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Under the terms of the remaining $300 million of swap agreements outstanding at June 30, 2014 that were designated as cash flow hedges related to the forecasted issuance of senior note borrowings in July 2014, the Company was to pay a fixed rate of interest and receive a variable rate. Those forward-starting interest rate swaps were terminated upon issuance of the senior note borrowings in July 2014.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended June 30, 2014 and 2013 and the quarter ended March 31, 2014 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $93 million at June 30, 2014, $114 million at June 30, 2013, $95 million at March 31, 2014 and $103 million at December 31, 2013. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The estimated fair values of the interest rate swap agreements designated as cash flow hedges were losses of $1 million at June 30, 2014. Net of applicable income taxes, such losses have been included in “accumulated other comprehensive income, net” in the Company’s consolidated balance sheet. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of June 30, 2014 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $62 million of collateral with the Company.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 3.96% and 1.02%, respectively, at June 30, 2014. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

Dollars in thousands

	Three months ended June 30,
	2014		2013
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(11,264)	(.09)	(9,578)	(.08)

Net interest income/margin	$11,264	.05%	$9,578	.05%

Average notional amount	$1,421,978		$932,967

Rate received(b)		4.35%		5.91%
Rate paid(b)		1.17%		1.79%

	Six months ended June 30,
	2014		2013
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(22,556)	(.09)	(19,092)	(.08)

Net interest income/margin	$22,556	.06%	$19,092	.05%

Average notional amount	$1,411,050		$916,575

Rate received(b)		4.39%		6.03%
Rate paid(b)		1.18%		1.83%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. M&T’s banking subsidiaries have access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank of New York, the previously noted Bank Note Program, and other available borrowing facilities. The Company has, from time to time, issued subordinated capital notes to provide liquidity and enhance regulatory capital ratios. Such notes generally qualify under the Federal Reserve Board’s current risk-based capital guidelines for inclusion in the Company’s capital. However, pursuant to the Dodd-Frank Act, trust preferred securities associated with the Company’s junior subordinated debentures will be phased-out of the definition of Tier 1 capital. Effective January 1, 2015, 75% of such securities will be excluded from the Company’s Tier 1 capital, and beginning January 1, 2016, 100% will be excluded. The amounts excluded from Tier 1 capital will be includable in total capital.

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $132 million, $219 million and $169 million at June 30, 2014, June 30, 2013 and December 31, 2013, respectively. In general, those borrowings were unsecured and matured on the next business day. In addition to satisfying customer demand, Cayman Islands office deposits and brokered deposits may be used by the Company as an alternative to short-term borrowings. Cayman Islands office deposits totaled $238 million at June 30, 2014, $284 million at June 30, 2013 and $323 million at December 31, 2013. Outstanding brokered time deposits at June 30, 2014, June 30, 2013 and December 31, 2013 were $5 million, $361 million and $26 million, respectively. At June 30, 2014, the weighted-average remaining term to maturity of brokered time deposits was one month. The Company also had brokered NOW and brokered money-market deposit accounts which aggregated $1.1 billion, $1.2 billion and $1.0 billion at June 30, 2014, June 30, 2013 and December 31, 2013, respectively.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $4 million and $5 million at June 30, 2014 and 2013, respectively, and $25 million at December 31, 2013. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.7 billion at each of June 30, 2014 and December 31, 2013, compared with $2.0 billion at June 30, 2013. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at June 30, 2014 approximately $1.1 billion was available for payment of dividends to M&T from banking subsidiaries. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 5 of Notes to Financial Statements.

Management closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business. Management does not anticipate engaging in any activities, either currently or in the long-term, for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks. Banking regulators have proposed rules requiring a banking company to maintain a minimum amount of liquid assets to withstand a standardized supervisory liquidity stress scenario. The proposed effective date is January 1, 2015, subject to a two year phase-in period. The Company has taken steps as noted herein to enhance its liquidity and will take further action, as necessary, to comply with the final regulations when they take effect.

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

The accompanying table as of June 30, 2014 and December 31, 2013 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

Dollars in thousands

	Calculated increase (decrease) in projected net interest income
Changes in interest rates	June 30, 2014	December 31, 2013
+200 basis points	$214,949	245,089
+100 basis points	113,569	134,188
-100 basis points	(73,569)	(72,755)
-200 basis points	(95,927)	(100,543)

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

The Company engages in trading account activities to meet the financial needs of customers and to fund the Company’s obligations under certain deferred compensation plans. Financial instruments utilized in trading account activities consist predominantly of interest rate contracts, such as swap agreements, and forward and futures contracts related to foreign currencies. The Company generally mitigates the foreign currency and interest rate risk associated with trading account activities by entering into offsetting positions that are also included in the trading account. The fair values of the offsetting trading account positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 10 of Notes to Financial Statements. The amounts of gross and net trading account positions, as well as the type of trading account activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by management and approved by M&T’s Board of Directors. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading account activities.

The notional amounts of interest rate contracts entered into for trading account purposes totaled $17.6 billion at June 30, 2014, compared with $15.4 billion at June 30, 2013 and $17.4 billion at December 31, 2013. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $866 million at June 30, 2014, compared with $995 million at June 30, 2013 and $1.4 billion at December 31, 2013. The notional amounts presented herein include both the transactions between customers and the Company and the offsetting risk management transactions. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities totaled $313 million and $202 million, respectively, at June 30, 2014, $378 million and $278 million, respectively, at June 30, 2013, and $376 million and $250 million, respectively, at December 31, 2013. Included in trading account assets were assets related to deferred compensation plans totaling $26 million at each of June 30, 2014 and 2013 and $29 million at December 31, 2013. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at each of June 30, 2014 and 2013 were $30 million of liabilities related to deferred compensation plans, while at December 31, 2013 liabilities related to deferred compensation plans totaled $31 million. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions related to the Company’s trading account activities. Additional information about the Company’s use of derivative financial instruments in its trading activities is included in note 10 of Notes to Financial Statements.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the recent quarter was $30 million, compared with $57 million in the second quarter of 2013 and $32 million in the initial quarter of 2014. For the six-month periods ended June 30, 2014 and 2013, the provision for credit losses was $62 million and $95 million, respectively. Net loan charge-offs were $29 million in the recently completed quarter, compared with $57 million in the year-earlier quarter and $32 million in the first quarter of 2014. Net charge-offs as an annualized percentage of average loans and leases were .18% in the second quarter of 2014, compared with .35% and .20% in the quarters ended June 30, 2013 and March 31, 2014, respectively. Net charge-offs for the six-month period ended June 30 aggregated $61 million in 2014 and $94 million in 2013, representing annualized rates of .19% and .29%, respectively, of average loans and leases. A summary of net charge–offs by loan type follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

In thousands

	2014
	1st Qtr.	2nd Qtr.	Year to-date
Commercial, financial,leasing, etc.	$9,146	10,140	19,286
Real estate:
Commercial	289	1,322	1,611
Residential	5,822	2,701	8,523
Consumer	16,651	14,939	31,590

	$31,908	29,102	61,010

	2013
	1st Qtr.	2nd Qtr.	Year to-date
Commercial, financial,leasing, etc.	$6,788	44,631	51,419
Real estate:
Commercial	8,773	(7,161)	1,612
Residential	3,721	3,373	7,094
Consumer	17,461	16,209	33,670

	$36,743	57,052	93,795

Included in net charge-offs of commercial loans in the second quarter of 2013 were $30 million of charge-offs for a relationship with a motor vehicle-related parts wholesaler. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended June 30, 2014, June 30, 2013 and March 31, 2014, respectively, of: automobile loans of $2 million, $3 million and $4 million; recreational vehicle loans of $3 million, $3 million and $4 million; and home equity loans and lines of credit, including Alt-A second lien loans, of $5 million, $5 million and $4 million. Alt-A loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. Loans in the Company’s Alt-A portfolio were originated by the Company prior to 2008.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of loans. The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet. The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans obtained in acquisitions subsequent to 2008 was $3.2 billion, $4.9 billion, $4.0 billion and $3.7 billion at June 30, 2014, June 30, 2013, December 31, 2013 and March 31, 2014, respectively. The portion of the nonaccretable balance related to remaining principal losses as well as life-to-date principal losses charged against the nonaccretable balance as of June 30, 2014 and December 31, 2013 are presented in the accompanying table.

	Nonaccretable balance - principal
	Remaining balance		Life-to-date charges
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(in thousands)
Commercial, financing, leasing, etc.	$26,059	31,931	74,847	69,772
Commercial real estate	106,894	110,984	280,540	277,222
Residential real estate	21,062	23,201	56,147	54,177
Consumer	31,886	33,989	76,135	74,039

Total	$185,901	200,105	487,669	475,210

Nonaccrual loans totaled $880 million or 1.36% of total loans and leases outstanding at June 30, 2014, compared with $965 million or 1.46% at June 30, 2013, $874 million or 1.36% at December 31, 2013 and $891 million or 1.39% at March 31, 2014. The decline in nonaccrual loans at the most recent quarter-end as compared with June 30, 2013 was largely due to lower commercial real estate loans, including residential builder and developer and construction loans, and residential real estate loans, partially offset by an increase in commercial loans in nonaccrual status.

Accruing loans past due 90 days or more (excluding acquired loans) were $289 million or .45% of total loans and leases at June 30, 2014, compared with $340 million or .52% at June 30, 2013, $369 million or .58% at December 31, 2013 and $307 million or .48% at March 31, 2014. Those loans included loans guaranteed by government-related entities of $276 million at June 30, 2014, $315 million at June 30, 2013, $298 million at December 31, 2013 and $291 million at March 31, 2014. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans are fully guaranteed by government–related entities and totaled $238 million at June 30, 2014, $284 million at June 30, 2013, $255 million at December 31, 2013 and $251 million at March 31, 2014.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $283 million at June 30, 2014, or less than 1% of total loans. Purchased impaired loans totaled $395 million and $331 million at June 30 and December 31, 2013. The decline in such loans from June 30, 2013 was predominantly the result of payments received from customers.

Acquired accruing loans past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Such loans totaled $135 million at June 30, 2014, compared with $156 million at June 30, 2013 and $130 million at December 31, 2013.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $158 million, $200 million and $206 million at June 30, 2014, June 30, 2013 and December 31, 2013, respectively.

Nonaccrual commercial loans and leases aggregated $192 million at June 30, 2014, $145 million at June 30, 2013, $111 million at December 31, 2013 and $138 million at March 31, 2014. The additional nonaccrual commercial loans at the recent quarter-end were not concentrated in any industry group. Commercial real estate loans classified as nonaccrual totaled $296 million at June 30, 2014, $369 million at June 30, 2013, $305 million at December 31, 2013 and $291 million at March 31, 2014. The lower levels of nonaccrual commercial real estate loans at the three most recent quarter-ends as compared with June 30, 2013 were due largely to decreased loans in that category to residential homebuilders and developers, which totaled $84 million and $132 million at June 30, 2014 and June 30, 2013, respectively, $96 million at December 31, 2013 and $90 million at March 31, 2014. Information about the location of nonaccrual and charged–off loans to residential real estate builders and developers as of and for the three-month period ended June 30, 2014 is presented in the accompanying table.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

	June 30, 2014			Quarter ended June 30, 2014
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances(a)	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
New York	$494,102	$7,007	1.42%	$37	.03%
Pennsylvania	137,202	45,292	33.01	(217)	(.69)
Mid-Atlantic	506,866	32,952	6.50	(708)	(.56)
Other	306,825	777	.25	—	—

Total	$1,444,995	$86,028	5.95%	$(888)	(.26)%

(a)	Includes approximately $26 million of loans not secured by real estate, of which approximately $2 million are in nonaccrual status.

Residential real estate loans classified as nonaccrual were $278 million at June 30, 2014, compared with $339 million at June 30, 2013, $334 million at December 31, 2013 and $338 million at March 31, 2014. The decrease in such nonaccrual loans at the recent quarter-end was predominantly related to the payoff of $64 million of loans to one customer that were secured by residential real estate. Included in residential real estate loans classified as nonaccrual were Alt-A loans of $79 million, $85 million, $81 million and $79 million at June 30, 2014, June 30, 2013, December 31, 2013 and March 31, 2014, respectively. Residential real estate loans past due 90 days or more and accruing interest

(excluding acquired loans) totaled $270 million at June 30, 2014, compared with $313 million at June 30, 2013, $295 million at December 31, 2013 and $285 million at March 31, 2014. A substantial portion of such amounts related to loans guaranteed by government-related entities. Information about location of nonaccrual and charged–off residential real estate loans as of and for the quarter ended June 30, 2014 is presented in the accompanying table.

Nonaccrual consumer loans totaled $114 million and $112 million at June 30, 2014 and 2013, respectively, compared with $125 million at December 31, 2013 and $124 million at March 31, 2014. Included in nonaccrual consumer loans at June 30, 2014, June 30, 2013, December 31, 2013 and March 31, 2014 were automobile loans of $16 million, $21 million, $21 million and $16 million, respectively; recreational vehicle loans of $8 million, $9 million, $12 million and $11 million, respectively; and outstanding balances of home equity loans and lines of credit, including junior lien Alt-A loans, of $84 million, $70 million, $79 million and $83 million, respectively. Information about the location of nonaccrual and charged–off home equity loans and lines of credit as of and for the quarter ended June 30, 2014 is presented in the accompanying table.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

	June 30, 2014			Quarter ended June 30, 2014
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
Residential mortgages:
New York	$3,520,286	$72,102	2.05%	$510	.06%
Pennsylvania	1,160,210	20,877	1.80	463	.16
Mid-Atlantic	2,102,399	33,184	1.58	1,067	.20
Other	1,480,962	69,356	4.68	811	.22

Total	$8,263,857	$195,519	2.37%	$2,851	.14%

Residential construction:
New York	$6,915	$1,299	18.79%	$(3)	(.17)%
Pennsylvania	1,628	716	43.98	99	22.36
Mid-Atlantic	7,478	160	2.14	—	—
Other	17,239	1,122	6.51	(656)	(16.11)

Total	$33,260	$3,297	9.91%	$(560)	(6.87)%

Alt-A first mortgages:
New York	$60,328	$17,564	29.11%	$—	—%
Pennsylvania	10,908	2,861	26.23	(18)	(.64)
Mid-Atlantic	71,127	11,629	16.35	14	.08
Other	217,286	46,632	21.46	414	.75

Total	$359,649	$78,686	21.88%	$410	.45%

Alt-A junior lien:
New York	$1,207	$129	10.69%	$44	14.42%
Pennsylvania	385	59	15.32	—	—
Mid-Atlantic	3,291	143	4.35	86	10.27
Other	7,508	672	8.95	136	7.12

Total	$12,391	$1,003	8.09%	$266	8.43%

First lien home equity loans:
New York	$21,313	$2,550	11.96%	$45	.61%
Pennsylvania	69,387	3,660	5.27	70	.40
Mid-Atlantic	86,994	1,199	1.38	2	.01
Other	2,861	504	17.62	110	15.19

Total	$180,555	$7,913	4.38%	$227	.49%

First lien home equity lines:
New York	$1,385,285	$13,080	.94%	$519	.15%
Pennsylvania	840,717	5,738	.68	147	.07
Mid-Atlantic	869,957	2,760	.32	62	.03
Other	33,552	1,562	4.66	—	—

Total	$3,129,511	$23,140	.74%	$728	.09%

Junior lien home equity loans:
New York	$17,525	$5,071	28.94%	$93	2.06%
Pennsylvania	21,365	1,202	5.63	12	.22
Mid-Atlantic	72,147	2,125	2.95	57	.31
Other	8,833	334	3.78	(28)	(1.25)

Total	$119,870	$8,732	7.28%	$134	.44%

Junior lien home equity lines:
New York	$958,499	$29,363	3.06%	$1,399	.59%
Pennsylvania	392,999	4,116	1.05	469	.48
Mid-Atlantic	1,201,514	7,657	.64	843	.28
Other	68,921	2,067	3.00	619	3.56

Total	$2,621,933	$43,203	1.65%	$3,330	.51%

A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

Dollars in thousands

	2014 Quarters		2013 Quarters
	Second	First	Fourth	Third	Second
Nonaccrual loans	$880,134	890,893	874,156	915,871	964,906
Real estate and other foreclosed assets	59,793	59,407	66,875	89,203	82,088

Total nonperforming assets	$939,927	950,300	941,031	1,005,074	1,046,994

Accruing loans past due 90 days or more(a)	$289,016	307,017	368,510	339,792	340,467

Government guaranteed loans included in totals above:
Nonaccrual loans	$81,817	75,959	63,647	68,519	69,508
Accruing loans past due 90 days or more	275,846	291,418	297,918	320,732	315,281

Renegotiated loans	$270,223	257,889	257,092	259,301	263,351

Acquired accruing loans past due 90 days or more(b)	$134,580	120,996	130,162	153,585	155,686

Purchased impaired loans(c):
Outstanding customer balance	$504,584	534,331	579,975	648,118	725,196
Carrying amount	282,517	303,388	330,792	357,337	394,697

Nonaccrual loans to total loans and leases, net of unearned discount	1.36%	1.39%	1.36%	1.44%	1.46%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.45%	1.48%	1.47%	1.58%	1.59%
Accruing loans past due 90 days or more (a) to total loans and leases, net of unearned discount	.45%	.48%	.58%	.53%	.52%

(a)	Excludes acquired loans. Predominantly residential mortgage loans.
(b)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans that were impaired at acquisition date and recorded at fair value.

Real estate and other foreclosed assets were $60 million at June 30, 2014, compared with $82 million a year earlier, $67 million at December 31, 2013 and $59 million at March 31, 2014. At June 30, 2014, the Company’s holding of residential real estate-related properties comprised 81% of foreclosed assets.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of June 30, 2014 in light of: (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in many commercial real estate valuations; and (v) the amount of loan growth experienced by the Company. While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the slowly strengthening housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 60% of the Company’s loans are to customers in New York State and Pennsylvania).

The Company utilizes a loan grading system which is applied to all commercial and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Criticized commercial loans and commercial real estate loans were $1.8 billion at each of June 30, 2014, December 31, 2013 and March 31, 2014, and $2.1 billion at June 30, 2013. Loan officers with the support of loan review personnel in different geographic locations are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective geographic regions. On a quarterly basis, the Company’s centralized loan review department reviews all criticized commercial and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. At June 30, 2014, approximately 55% of the Company’s home equity portfolio consisted of first lien loans and lines of credit. Of the remaining junior lien loans in the portfolio, approximately 74% (or approximately 33% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company. To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. At June 30, 2014, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $29 million, compared with $28 million at June 30, 2013 and $30 million at each of December 31, 2013 and March 31, 2014. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. Additionally, the Company generally evaluates home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. In determining the amount of such charge-offs, if the Company does not know the amount of the remaining first lien mortgage loan (typically because the Company does not own or service the first lien loan), the Company assumes that the first lien mortgage loan has had no principal amortization since the origination of the junior lien loan. Similarly, data used in estimating incurred losses for purposes of determining the allowance for credit losses also assumes no reductions in outstanding principal of first lien loans since the origination of the junior lien loan. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At June 30, 2014, approximately 94% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 19% were making contractually allowed payments that do not include any repayment of principal.

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

Management believes that the allowance for credit losses at June 30, 2014 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $918 million, or 1.42% of total loans and leases at June 30, 2014, compared with $927 million or 1.41% at June 30, 2013 and $917 million or 1.43% at each of December 31, 2013 and March 31, 2014. The ratio of the allowance to total loans and leases at each respective date reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value based on estimated future cash flows expected to be received on those loans. Those cash flows reflect the impact of expected defaults on customer repayment performance. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans was 104% at June 30, 2014, compared with 96% a year earlier, 105% at December 31, 2013 and 103% at March 31, 2014. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in determining the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $456 million in the second quarter of 2014, compared with $509 million in the year-earlier quarter and $420 million in the first quarter of 2014. Reflected in the second quarter of 2013 amount were net gains on investment securities of $56 million. During that quarter, the

Company sold privately issued mortgage-backed securities held in its available-for-sale portfolio having an amortized cost of approximately $1.0 billion, resulting in a net pre-tax loss of $46 million. The Company sold the privately issued mortgage-backed securities in order to improve its regulatory capital and liquidity position through reduced exposure to such relatively higher risk, less liquid, securities in favor of lower risk, highly liquid, Ginnie Mae securities. Also in 2013’s second quarter, the Company realized a $103 million pre-tax gain from the sale of its holdings of Visa and MasterCard common stock that it had received at no cost as part of the restructuring of those companies several years earlier. There were no realized gains and losses from sales of investment securities in the three-month periods ended March 31 and June 30, 2014.

Excluding gains and losses on bank investment securities (including other-than-temporary impairment losses) in the second 2013 quarter, other income totaled $456 million in the second quarter of 2014, compared with $452 million in 2013’s second quarter and $420 million in the first quarter of 2014. Higher mortgage banking revenues and trust income in the recent quarter contributed to those improvements.

Mortgage banking revenues were $96 million in the recently completed quarter, up from $91 million in the second quarter of 2013 and $80 million in the initial 2014 quarter. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $78 million in the second quarter of 2014, compared with $66 million in the second quarter of 2013 and $65 million in the initial quarter of 2014. The higher level of residential mortgage banking revenues in the recent quarter as compared with the year-earlier quarter resulted predominantly from increased revenues for servicing residential real estate loans for others, partially offset by lower volumes of loans originated for sale. As compared with the first quarter of 2014, the recent quarter’s higher residential mortgage banking revenues reflect increased volumes of loans originated for sale as well as the sale of re-performing government guaranteed loans. Loans originated for sale include the impact of the Company’s involvement in the U.S. Government’s Home Affordable Refinance Program (“HARP 2.0”), which allows homeowners to refinance their Fannie Mae or Freddie Mac mortgages when the value of their home has fallen such that they have little or no equity. The HARP 2.0 program was set to expire December 31, 2013, but was extended and will now be available to borrowers through December 31, 2015. Nevertheless, volumes associated with the HARP 2.0 refinancing program have declined since 2013.

New commitments to originate residential real estate loans to be sold were approximately $905 million in the recent quarter, compared with $1.8 billion and $728 million in the second quarter of 2013 and the first quarter of 2014, respectively. Included in those commitments to originate residential real estate loans to be sold were HARP 2.0 commitments of $69 million, $375 million and $95 million during the quarters ended June 30,

2014, June 30, 2013 and March 31, 2014, respectively. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $27 million in the recently completed quarter, compared with gains of $40 million in the second quarter of 2013 and $15 million in the first quarter of 2014.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues were reduced by approximately $3 million during the three-month period ended June 30, 2014, compared with similar reductions of $5 million during the three-month period ended June 30, 2013 and less than $1 million in the three-month period ended March 31, 2014.

Loans held for sale that are secured by residential real estate totaled $419 million at June 30, 2014, $1.9 billion at June 30, 2013 and $401 million at December 31, 2013. Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates were $799 million and $597 million, respectively, at June 30, 2014, $2.6 billion and $896 million, respectively, at June 30, 2013, and $725 million and $470 million, respectively, at December 31, 2013. Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $20 million at each of June 30, 2014 and December 31, 2013, and $45 million at June 30, 2013. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net increases in revenues of $3 million in the recent quarter, compared with net decreases in revenues of $12 million in the second quarter of 2013 and $2 million in the initial quarter of 2014.

Revenues from servicing residential real estate loans for others were $51 million in the recent quarter, compared with $25 million and $50 million during the quarters ended June 30, 2013 and March 31, 2014, respectively. Residential real estate loans serviced for others totaled $71.0 billion at June 30, 2014, compared with $35.9 billion at June 30, 2013, $72.4 billion at December 31, 2013 and $73.0 billion at March 31, 2014, including certain small balance commercial real estate loans of $3.0 billion at June 30, 2014, $3.6 billion at June 30, 2013, $3.2 billion at December 31, 2013 and $3.1 billion at March 31, 2014. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $45.5 billion at June 30, 2014, $11.5 billion at June 30, 2013, $46.6 billion at December 31, 2013 and $47.4 billion at March 31, 2014. Included in residential real estate loans sub-serviced for others were loans sub-serviced for affiliates of Bayview Lending Group LLC (“BLG”) of $44.6 billion, $10.4 billion, $45.6 billion and $46.5 billion at June 30, 2014, June 30, 2013, December 31, 2013 and March 31, 2014, respectively. During the third quarter of 2013, the Company added approximately $35 billion of residential real estate loans to its portfolio of loans sub-serviced for affiliates of BLG. Revenues earned for sub-servicing loans were $27 million and $3 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $26 million for the three-month period ended March 31, 2014.

Capitalized servicing rights consist largely of servicing associated with loans sold by the Company. Capitalized residential mortgage loan servicing assets, net of any applicable valuation allowance for possible impairment, totaled $117 million at June 30, 2014, compared with $118 million a year earlier, $129 million at December 31, 2013 and $123 million at March 31, 2014.

Commercial mortgage banking revenues were $18 million in the second quarter of 2014, compared with $25 million in the year-earlier period and $15 million in the first quarter of 2014. Included in such amounts were revenues from loan origination and sales activities of $9 million in the recent quarter, compared with $18 million and $7 million in the second quarter of 2013 and the initial 2014 quarter, respectively. Commercial real estate loans originated for sale to other investors totaled $312 million in the second quarter of 2014, compared with $617 million and $136 million in the second quarter of 2013 and the initial 2014 quarter, respectively. Loan servicing revenues were $9 million in the second quarter of 2014, up from $7 million in 2013’s second quarter and $8 million in the first quarter of 2014. Capitalized commercial mortgage servicing assets totaled $69 million and $65 million at June 30, 2014 and 2013, respectively, and $72 million at December 31, 2013. Commercial real estate loans serviced for other investors totaled $11.1 billion, $11.2 billion and $11.4 billion at June 30, 2014, June 30, 2013 and December 31, 2013, respectively, and included $2.3 billion, $2.1 billion and $2.3 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $455 million and $251 million, respectively, at June 30, 2014, $380 million and $247 million, respectively, at June 30, 2013 and $130 million and $62 million, respectively, at December 31, 2013. Commercial real estate loans held for sale at June 30, 2014, June 30, 2013 and December 31, 2013 were $205 million, $133 million and $68 million, respectively.

Service charges on deposit accounts totaled $107 million in the second quarter of 2014, compared with $112 million and $104 million in the second quarter of 2013 and the first quarter of 2014, respectively. The lower level of fees in the two most recent quarters as compared with the second quarter of 2013 was largely due to lower consumer deposit service fees. Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Revenues associated with the ICS business were approximately $61 million, $60 million and $57 million during the quarters ended June 30, 2014, June 30, 2013 and March 31, 2014, respectively. Revenues attributable to WAS were approximately $60 million, $56 million and $53 million for the three-month periods ended June 30, 2014, June 30, 2013, and March 31, 2014, respectively. In total, trust income aggregated $130 million in the second quarter of 2014, compared with $125 million and $121 million in the year-earlier quarter and the first quarter of 2014, respectively. Total trust assets, which include assets under management and assets under administration, aggregated $275.5 billion at June 30, 2014, compared with $249.7 billion and $266.1 billion at June 30, 2013 and December 31, 2013, respectively. Trust assets under management were $66.9 billion at June 30, 2014, $61.5 billion at June 30, 2013 and $65.1 billion at December 31, 2013. The Company’s proprietary mutual funds had assets of $12.3 billion at June 30, 2014 and $12.7 billion at each of June 30, 2013 and December 31, 2013, respectively.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $17 million in each of the three-month periods ended June 30, 2014, June 30, 2013 and March 31, 2014. Gains from trading account and foreign exchange activity totaled $8 million during the second quarter of 2014 compared with $9 million and $6 million in the second quarter of 2013 and the initial 2014 quarter, respectively. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

During the second quarter of 2013, the Company recognized net gains on investment securities of $56 million. During that quarter, the Company sold its holdings of Visa Class B shares for a gain of $90 million and its holdings of MasterCard Class B shares for a gain of $13 million. The shares of Visa and MasterCard were sold as a result of favorable market conditions and to enhance the Company’s capital and liquidity. In addition, the Company sold substantially all of its privately issued mortgage-backed securities held in the available-for-sale investment securities portfolio. In total, $1.0 billion of such securities were sold for a net loss of approximately $46 million. The mortgage-backed securities were sold to reduce the Company’s exposure to such relatively higher risk securities in favor of lower risk Ginnie Mae securities in response to changing regulatory capital and liquidity standards. There were no net gains or losses on investment securities in the two most recent quarters.

M&T’s share of the operating results of BLG in each of the two most recent quarters was a loss of $4 million, compared with a loss of $2 million in the second quarter of 2013. The operating losses of BLG in the respective quarters reflect provisions for losses associated with securitized loans and other loans held by BLG and loan servicing and other administrative costs. Under GAAP, such losses are required to be recognized by BLG despite the fact that many of the securitized loan losses will ultimately be borne by the underlying third party bond-holders. As these loan losses are realized through later foreclosure and still later sale of real estate collateral, the underlying bonds will be charged-down leading to BLG’s future recognition of debt extinguishment gains. The timing of such debt extinguishment is difficult to predict and given ongoing loan loss provisioning, it is not possible to project when BLG will return to profitability. As a result of credit and liquidity disruptions, BLG ceased its originations of small-balance commercial real estate loans in 2008. However, as a result of past securitization activities, BLG is entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings from its core mortgage activities. To this point, BLG’s affiliates have largely reinvested their earnings to generate additional servicing and asset management activities, further contributing to the value of those affiliates.

Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Other revenues from operations totaled $102 million in the recent quarter, compared with $100 million in the second quarter of 2013 and $96 million in the first quarter of 2014. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $35 million in the second quarter of 2014, $31 million in the second quarter of 2013 and $32 million in the first quarter of 2014. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $13 million in the second quarter of 2014, $18 million in the year-earlier quarter and $12 million in the first quarter of 2014. Revenues from merchant discount and credit card fees were $24 million, $21 million and $22 million in the three-month periods ended June 30, 2014, June 30, 2013 and March 31, 2014, respectively. Insurance-related sales commissions and other revenues totaled $11 million in the second quarter of 2014, $10 million in the year-earlier quarter and $12 million in the initial 2014 quarter.

Other income totaled $877 million in the first half of 2014, compared with $942 million in the year-earlier period. Gains and losses on bank investment securities (including other-than-temporary impairment losses) totaled to net gains of $47 million in 2013. There were no gains or losses on investment securities in 2014. Excluding gains and losses from bank investment securities, other income aggregated $895 million in the first half of 2013. The primary contributors to the decline in other income during the 2014 period were lower mortgage banking revenues and service charges on deposit accounts.

Mortgage banking revenues were $176 million for the first half of 2014, compared with $184 million in the year-earlier period. Residential mortgage banking revenues totaled $143 million in the first six months of 2014, compared with $141 million in the first half of 2013. New commitments to originate residential real estate loans to be sold were $1.6 billion and $3.7 billion during the first six months of 2014 and 2013, respectively. As a result, realized gains from sales of residential real estate loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase real estate loans originated for sale) and recognized unrealized gains and losses on residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $42 million and $91 million during the first six months of 2014 and 2013, respectively. Residential mortgage banking revenues during the six-month periods ended June 30, 2014 and 2013 were reduced by $3 million and $10 million, respectively, related to actual or anticipated settlements of repurchase obligations. Revenues from servicing residential mortgage loans for others were $101 million and $51 million for the first half of 2014 and 2013, respectively. That increase was largely attributable to increased sub-servicing revenues that totaled $53 million and $5 million in the 2014 and 2013 periods, respectively. Commercial mortgage banking revenues totaled $33 million and $43 million during the six-month periods ended June 30, 2014 and 2013, respectively. That decline resulted largely from lower origination activity. Commercial real estate loans originated for sale to other investors were $448 million in the first half of 2014, compared with $1.0 billion in the comparable 2013 period.

Service charges on deposit accounts totaled $212 million and $223 million during the six-month periods ended June 30, 2014 and 2013, respectively. That decline resulted from lower consumer service charges, largely overdraft fees. Trust income aggregated $251 million in the first half of 2014, up 2% from $246 million a year earlier. Brokerage services income totaled $34 million during the first six months of 2014, compared with $33 million in the corresponding 2013 period. Trading account and foreign exchange activity resulted in gains of $14 million and $18 million for the six-month periods ended June 30, 2014 and 2013, respectively. M&T’s investment in BLG resulted in losses of $9 million and $6 million for the first half of 2014 and 2013, respectively. Investment securities gains and losses totaled to net gains of $47 million for the first six months of 2013. Reflected in that amount were other-than-temporary impairment losses of $10 million. Those losses related to a subset of the privately issued mortgage-backed securities that were sold in the second quarter of 2013. There were no gains or losses on investment securities in 2014.

Other revenues from operations were $198 million in the first half of 2014 and $197 million in the similar 2013 period. Included in other revenues from operations during the six-month periods ended June 30, 2014 and 2013 were the following significant components: letter of credit and other credit-related fees of $67 million and $63 million, respectively; income from bank owned life insurance of $25 million and $31 million, respectively; merchant discount and credit card fees of $45 million and $41 million, respectively; and insurance-related sales commissions and other revenues of $22 million and $23 million, respectively.

Other Expense

Other expense totaled $681 million in the second quarter of 2014, up 14% from $599 million in the year-earlier quarter, but 3% less than $702 million in the first quarter of 2014. Included in those amounts are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $9 million in the second quarter of 2014, $13 million in the year-earlier quarter and $10 million in the first quarter of 2014, and merger-related expenses of $8 million in the three-month period ended June 30, 2013. There were no merger-related expenses in the 2014 periods. The merger-related expenses in the second quarter of 2013 were incurred in connection with the pending Hudson City acquisition. Those expenses consisted largely of professional services and other temporary help fees associated with the planned conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; travel costs; and printing, postage, supplies and other costs. Exclusive of these nonoperating expenses, noninterest operating expenses totaled $672 million in the recent quarter, compared with $578 million in the second quarter of 2013 and $692 million in the first quarter of 2014. The higher level of such expenses in the recent quarter as compared with the year-earlier period was predominantly the result of costs for professional services and salaries associated with BSA/AML activities, compliance, capital planning and stress testing, risk management, and other operational initiatives, and the $12 million accrual for litigation-related costs. In addition, during the second quarter of 2013 the Company reversed a $26 million accrual for a contingent compensation obligation assumed in the May 2011 acquisition of Wilmington Trust that expired and was no longer payable. As compared with the first quarter of 2014, the recent quarter’s decline in noninterest operating expenses was due, in large part, to lower personnel costs, as the initial quarter of 2014 reflected seasonally higher stock-based compensation, unemployment insurance, payroll-related taxes and benefits costs.

Other expense for the first six months of 2014 aggregated $1.38 billion, up 12% from $1.23 billion in the year-earlier period. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $19 million and $26 million in the six-month periods ended June 30, 2014 and 2013, respectively, and merger-related expenses of $12 million in 2013. Exclusive of these nonoperating expenses, noninterest operating expenses for the first half of 2014 increased 14% to $1.36 billion from $1.20 billion in the first six months of 2013. The most significant factors contributing to that increase were higher costs for professional services and salaries associated with the BSA/AML activities, compliance, capital planning and stress testing, risk management, and other operational initiatives, and the reversal in the second quarter of 2013 of the contingent compensation obligation that expired. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense totaled $340 million in the recent quarter, compared with $323 million in the second quarter of 2013 and $371 million in the initial 2014 quarter. During the first six months of 2014 and 2013, salaries and employee benefits expense aggregated $711 million and $680 million, respectively. Such expense included stock-based compensation of $12 million, $9 million and $30 million during the quarters ended June 30, 2014, June 30, 2013 and March 31, 2014, and $42 million and $38 million for the six-month periods ended June 30, 2014 and 2013, respectively. The higher expense level in 2014’s initial quarter reflects the accelerated recognition of compensation costs for stock-based awards granted to retirement-eligible employees during that quarter. The number of full-time equivalent employees was 15,387 at June 30, 2014, 14,885 at June 30, 2013, 15,368 at December 31, 2013 and 15,316 at March 31, 2014.

Excluding the nonoperating expense items described earlier from each period, nonpersonnel operating expenses were $332 million in the recent quarter, compared with $256 million in the second quarter of 2013 and $321 million in the first three months of 2014. On the same basis, such expenses were $653 million and $517 million during the first six months of 2014 and 2013, respectively. The increase in nonpersonnel operating expenses in the recent quarter as compared with the second quarter of 2013 was predominantly due to the higher professional services costs related to the initiatives already noted, and the expiration in the second 2013 quarter of the Wilmington Trust-related contingency. The recent quarter increase as compared with the initial quarter of 2014 reflects the accrued litigation-related expenses already noted. The rise in nonpersonnel operating expenses in the first half of 2014 as compared with the corresponding 2013 period was attributable to the higher professional services and litigation costs, as well as the impact of the reversal of the Wilmington Trust-related accrual in 2013.

The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 59.4% during the recent quarter, compared with 50.9% during the year-earlier quarter and 63.9% in the first quarter of 2014. The efficiency ratios for the six-month periods ended June 30, 2014 and 2013 were 61.6% and 53.4%, respectively.

Income Taxes

The provision for income taxes for the second quarter of 2014 was $130 million, compared with $182 million and $113 million in the year-earlier quarter and first quarter of 2014, respectively. The effective tax rates were 31.4%, 34.3% and 33.1% for the quarters ended June 30, 2014, June 30, 2013 and March 31, 2014, respectively. For the first six months of 2014 and 2013, the provision for income taxes totaled $243 million and $323 million, respectively, and the effective tax rates were 32.2% and 34.2%, respectively. During the second quarter of 2014, the Company resolved with tax authorities previously uncertain tax positions associated with pre-acquisition activities of M&T’s Wilmington Trust entities, resulting in a reduction of the provision for income taxes of $8 million. Excluding that reduction of income tax expense, the effective tax rates for the three months and six months ended June 30, 2014 would have been 33.3% and 33.2%, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.

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

Capital

Shareholders’ equity was $12.2 billion at June 30, 2014, representing 13.40% of total assets, compared with $10.7 billion or 12.88% at June 30, 2013 and $11.3 billion or 13.28% at December 31, 2013.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.2 billion at June 30, 2014, $877 million at June 30, 2013 and $882 million at December 31, 2013. On February 11, 2014, M&T issued 350,000 shares of Series E Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, par value $1.00 per share and liquidation preference of $1,000 per share. Dividends, if declared, will be paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter will be paid quarterly at a rate of the three-month London Interbank Offered Rate plus 361 basis points. The shares are redeemable in whole or in part on or after February 15, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 regulatory capital, M&T may redeem all of the shares within 90 days following that occurrence. Further information concerning M&T preferred stock can be found in note 6 of Notes to Financial Statements.

Common shareholders’ equity was $10.9 billion, or $82.86 per share, at June 30, 2014, compared with $9.8 billion, or $75.98 per share at June 30, 2013 and $10.4 billion, or $79.81 per share at December 31, 2013. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $55.89 at June 30, 2014, compared with $48.26 a year earlier and $52.45 at December 31, 2013. The Company’s ratio of tangible common equity to tangible assets was 8.45% at June 30, 2014, compared with 7.85% and 8.39% at June 30, 2013 and December 31, 2013, respectively. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized gains on investment securities, net of applicable tax effect, were $137 million, or $1.04 per common share, at June 30, 2014, compared with $40 million, or $.31 per common share, at June 30, 2013 and $34 million, or $.26 per common share, at December 31, 2013. Information about unrealized gains and losses as of June 30, 2014 and December 31, 2013 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized gains at June 30, 2014 were pre-tax effect unrealized losses of $18 million on available-for-sale investment securities with an amortized cost of $188 million and pre-tax effect unrealized gains of $273 million on securities with an amortized cost of $7.6 billion. The pre-tax effect unrealized losses reflect $16 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $115 million and an estimated fair value of $99 million (generally considered Level 2 valuations). Further information concerning the Company’s valuations of available-for-sale investment securities is provided in note 12 of Notes to Financial Statements.

In the second quarter of 2013, the Company sold substantially all of its privately issued residential mortgage-backed securities that were classified as available for sale and recorded a pre-tax loss of $46 million. Those privately issued mortgage-backed securities previously held by the Company were generally collateralized by prime and Alt-A residential mortgage loans. The sales, which were in response to changing regulatory capital and liquidity standards, resulted in improved liquidity and regulatory capital ratios for the Company. Further information on the sales is provided in note 3 of Notes to Financial Statements.

The Company assesses impairment losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows that reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. As a result, the Company did not recognize any other-than-temporary impairment charge related to mortgage-backed securities in the held-to-maturity portfolio during the second quarter of 2014. In total, at June 30, 2014 and December 31, 2013, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $210 million and $220 million, respectively, and a fair value of $159 million at each of those dates. At June 30, 2014, 90% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 33% being independently rated as investment grade. The mortgage-backed securities had a weighted-average credit enhancement of 19% at June 30, 2014, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. All mortgage-backed securities in the held-to-maturity portfolio had a current payment status as of June 30, 2014.

As of June 30, 2014, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any other-than-temporary impairment charges were not appropriate. It is possible that the Company may be required to sell certain of its collateralized debt obligations backed by trust preferred securities held in the available-for-sale portfolio to comply with the provisions of the Volcker Rule. However, the amortized cost and fair value of those collateralized debt obligations were $28 million and $38 million, respectively, at June 30, 2014 and the Company did not expect that it would realize any material losses if it ultimately was required to sell such securities. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its other impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of the Notes to Financial Statements.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $96 million or $.73 per common share, at June 30, 2014, $267 million, or $2.06 per common share, at June 30, 2013 and $98 million or $.75 per common share, at December 31, 2013.

Cash dividends declared on M&T’s common stock totaled approximately $93 million in the recent quarter, compared with $91 million and $92 million in the quarters ended June 30, 2013 and March 31, 2014, respectively, and represented a quarterly dividend of $.70 per common share in each of those quarters. Common stock dividends during the six-month periods ended June 30, 2014 and 2013 were $185 million and $182 million, respectively.

Cash dividends declared on preferred stock were as follows:

	1st Qtr.	2nd Qtr.	Year- to-date
	(in thousands)
Series A – 2014	$3,666	3,666	7,332
Series A – 2013	2,875	2,875	5,750
Series C – 2014	2,414	2,414	4,828
Series C – 2013	1,894	1,894	3,788
Series D – 2014	8,594	8,593	17,187
Series D – 2013	8,594	8,593	17,187
Series E – 2014	—	5,770	5,770
Series E – 2013	—	—	—

Totals – 2014	$14,674	20,443	35,117

Totals – 2013	$13,363	13,362	26,725

The Company did not repurchase any shares of its common stock during 2013 or the first half of 2014.

Federal regulators generally require banking institutions under the current Basel I rules to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. As of June 30, 2014, Tier 1 capital included trust preferred securities of approximately $800 million as described in note 5 of Notes to Financial Statements and total capital further included subordinated capital notes of $1.3 billion. As previously noted, pursuant to the Dodd-Frank Act, trust preferred securities will be phased-out of the definition of Tier 1 capital of bank holding companies beginning in 2015. On February 27, 2014, M&T redeemed $350 million of 8.50% Enhanced Trust Preferred Securities and the associated junior subordinated debentures.

The regulatory capital ratios of the Company, M&T Bank and Wilmington Trust, N.A., as of June 30, 2014 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

June 30, 2014

	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
Tier 1 capital	12.36%	10.25%	67.19%
Total capital	15.34%	13.08%	67.87%
Tier 1 leverage	10.72%	8.93%	11.97%

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

Net income earned by the Business Banking segment totaled $28 million in the recent quarter, representing a 9% decline from the $31 million recorded in the second quarter of 2013 and down 3% from $29 million earned in the three months ended March 31, 2014. The decline from the year-earlier period reflects lower net interest income of $3 million, an increase in the provision for credit losses of $2 million, and increased costs associated with the allocation of expenses related to BSA/AML compliance, risk management, and other operational initiatives across the Company. The lower net interest income reflects a 27 basis point narrowing of the net interest margin on deposits offset, in part, by increases in average outstanding deposit (predominantly noninterest-bearing) and loan balances of $378 million and $256 million, respectively. As compared with the initial 2014 quarter, the lower net income in the recent quarter was largely attributable to a $3 million increase in the provision for credit losses, the result of higher net charge-offs, partially offset by increases of $1 million in each of net interest income and merchant and credit card fees. The Business Banking segment’s net contribution aggregated $56 million in the first six months of 2014, 11% lower than the $63 million earned in the year-earlier period. That decline resulted from lower net interest income of $5 million and increased costs associated with the allocation of expenses related to BSA/AML compliance, risk management, and other operational initiatives. The decrease in net interest income resulted from a 30 basis point narrowing of the net interest margin on deposits offset, in part, by increases in average outstanding deposit (predominantly noninterest-bearing) and loan balances of $377 million and $276 million, respectively.

The Commercial Banking segment recorded net income of $105 million during the quarter ended June 30, 2014, 21% higher than the $87 million earned in the year-earlier quarter and 6% above the $100 million earned in the first quarter of 2014. The recent quarter’s rise in net income as compared with 2013’s second quarter was largely due to a $34 million decrease in the provision for credit losses, reflecting lower net charge-offs, and a $4 million increase in letter of credit and other credit-related fees. Those favorable factors were partially offset by lower net interest income of $8 million, resulting from the narrowing of the net interest margin on deposits and loans of 29 basis points and 14 basis points, respectively, partially offset by higher average outstanding loan and deposit balances of $1.3 billion and $313 million, respectively. The higher net charge-offs recorded in the second quarter of 2013 resulted from $30 million of loans charged-off for a relationship with a motor vehicle-related parts wholesaler. Contributing to the improved recent quarter performance as compared with the first quarter of 2014 was a $9 million decrease in the provision for credit losses, the result of lower net charge-offs, and a $4 million increase in letter of credit and other credit-related loan fees, offset, in part by lower net interest income of $2 million. The decline in net interest income was attributable to an 8 basis point narrowing of the net interest margin on loans and a decrease in average outstanding deposit balances of $343 million, offset, in part, by a $392 million increase in average outstanding loan balances. Net income recorded by the Commercial Banking segment totaled $205 million for the first half of 2014, 5% above the $195 million earned in the similar 2013 period. That improvement was predominantly due to a $22 million decrease in the provision for credit losses resulting from the charge-offs related to the motor vehicle-related parts wholesaler, partially offset by a $10 million decline in net interest income. The lower net interest income reflects a narrowing of the net interest margin on deposits and loans of 30 basis points and 8 basis points, respectively, partially offset by higher average outstanding loan and deposit balances of $1.3 billion and $520 million, respectively.

The Commercial Real Estate segment contributed net income of $78 million during the second quarter of 2014, compared with $90 million in the year-earlier quarter and $75 million in the initial 2014 quarter. The decrease in net income as compared with the second quarter of 2013 was largely due to a $16 million decline in net interest income, resulting from the narrowing of the net interest margin on deposits and loans of 38 basis points and 26 basis points, respectively, and a $7 million decrease in mortgage banking revenues, the result of lower volumes of real estate loans originated for sale. The main contributing factor to the recent quarter’s increase in net income as compared with 2014’s first quarter was a $3 million increase in mortgage banking revenues, the result of increased volumes of real estate loans originated for sale. Net income for the Commercial Real Estate segment was $152 million and $166 million for the first six months of 2014 and 2013, respectively. That lower net income was attributable to a $19 million decline in net interest income, resulting from the narrowing of the net interest margin on deposits and loans of 39 basis points and 13 basis points, respectively, and a $10 million decrease in mortgage banking revenues, the result of lower volumes of real estate loans originated for sale.

The Discretionary Portfolio segment recorded net income of $15 million in the 2014’s second quarter, compared with a net loss of $8 million in the year-earlier quarter and net income of $11 million in the first quarter of 2014. The improved performance from the year-earlier period was predominantly attributable to net pre-tax losses of $46 million from the sale in the second quarter of 2013 of approximately $1.0 billion of privately issued mortgage-backed securities that were held in the available-for-sale investment portfolio, partially offset by a $5 million decline in revenues from bank owned life insurance. The recent quarter’s higher net income as compared with the first quarter of 2014 was largely due to a $4 million increase in net interest income that reflected a $1.7 billion increase in average investment securities balances. Net income for the Discretionary Portfolio segment in the first six months of 2014 totaled $26 million, compared with a net loss of $6 million in the corresponding 2013 period. Adjusted to exclude the impact of the securities losses noted above and pre-tax other-than-temporary impairment charges (relating to certain privately issued mortgage-backed securities) of $10 million, this segment recorded net income of $27 million in the first half of 2013. The relatively unchanged results, on an adjusted basis, reflected an $8 million decrease in intersegment costs, due to a lower amount of residential real estate loans being acquired from the Residential Mortgage Banking segment and a $4 million increase in net interest income, partially offset by a $7 million decline in bank owned life insurance revenues. The improved net interest income was largely the result of a $3.1 billion increase in average earning assets.

Net income from the Residential Mortgage Banking segment totaled $28 million in the recent quarter, down 19% from $34 million in the year-earlier quarter, but 43% higher than the $19 million recorded in the first quarter of 2014. The following unfavorable factors were the main contributors to the recent quarter’s decline as compared with the year-earlier quarter: a $19 million decrease in revenues from residential mortgage origination and sales activities (including intersegment revenues), due to lower origination volumes; a $9 million increase in the provision for credit losses, as the second quarter 2013 reflected a recovery of a previously charged-off loan to a residential real estate builder and developer of $9 million; and increased costs associated with the allocation of expenses related to BSA/AML compliance, risk management, and other operational initiatives across the Company. Those unfavorable factors were offset, in part, by a $24 million increase in revenues from servicing residential real estate loans, predominantly the result of increased sub-servicing activities. The recent quarter’s improved performance as compared with the first quarter of 2014 reflected higher gains from originations and sales of loans and a $4 million increase in net interest income, resulting from a 49 basis point widening of the net interest margin on loans and a $208 million increase in the average outstanding deposit balances. Year-to-date net income for this segment totaled $47 million in 2014 and $69 million in 2013. The year-over-year decline was attributable to the following factors: a $58 million decrease in loan origination and sales revenues (including intersegment revenues) due to lower origination volumes; an $8 million increase in the provision for credit losses, as the year-earlier period included a $9 million recovery from a loan to a residential real estate builder and developer; and increased costs related to the allocation of expenses for BSA/AML compliance, risk management, and other operational initiatives. Partially offsetting those unfavorable factors was a $47 million rise in revenues from servicing residential real estate loans predominantly the result of the increased sub-servicing activities.

Net income of the Retail Banking segment totaled $32 million for the three-month period ended June 30, 2014, down 38% from the $52 million in the second quarter of 2013, but 8% higher than the $30 million earned in the first quarter of 2014. The most significant factors contributing to the recent quarter’s decline in net income as compared with the year-earlier quarter included: a $22 million decline in net interest income, reflecting a 23 basis point narrowing of the net interest margin on deposits and a decrease in average outstanding loans of $1.0 billion, offset, in part, by a 14 basis point widening of the net interest margin on loans; a $5 million reduction in fees earned for providing deposit account services, primarily due to lower volumes of consumer service charges; and higher noninterest operating expenses, including allocated costs related to BSA/AML compliance, risk management and other operational initiatives. The recent quarter’s favorable performance as compared with the immediate preceding quarter was predominantly due to a $4 million increase in service charges on deposit accounts, largely due to higher overdraft fees. Year-to-date net income for this segment totaled $62 million in 2014 and $104 million in 2013. The year-over-year decrease in net income was attributable to the following factors: a $47 million decrease in net interest income, reflecting a 25 basis point narrowing of the net interest margin on deposits and a $1.1 billion decrease in the average outstanding loans balances, partially offset by a 16 basis point widening of the net interest margin on loans; a $12 million reduction in fees earned for providing deposit account services; and higher noninterest operating expenses related to the Company-wide operational initiatives.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related gains and expenses resulting from acquisitions of financial institutions, and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes the trust activities of the Company. The various components of the “All Other” category resulted in net losses of $1 million and $34 million for the three months ended June 30, 2014 and March 31, 2014, respectively, and net income of $63 million for the three months ended June 30, 2013. The decline in net income in the recent quarter from the year-earlier period reflects the notable items in the second quarter of 2013 consisting of realized gains from the sale of Visa and MasterCard common stock of $103 million and the $26 million reversal of an accrual for a contingent compensation obligation assumed in the May 2011 acquisition of Wilmington Trust. These items were partially offset by the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments. The most significant factors contributing to the lower net loss in the recent quarter in comparison to the first quarter of 2014 were: a $33 million decline in personnel costs, largely related to seasonally higher stock-based compensation, payroll-related taxes and employer contributions for retirement savings plans recorded in the first quarter of 2014; a $9 million increase in trust income due to new business and seasonal tax preparation fees; and the $8 million reversal of an income tax accrual following resolution with tax authorities of previously uncertain tax positions. The “All Other” category had a net loss of $35 million for the first six months of 2014, compared with net income of $32 million in the year earlier period. The 2013 period’s results included the noted securities gains and the reversal of the contingent compensation obligation that added approximately $78 million to net income in 2013’s first half.

Recent Accounting Developments

In August 2014, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance for the measurement of the financial assets and financial liabilities of a consolidated collateralized financing entity. This guidance provides a measurement alternative permitting a reporting entity to use the more observable of the fair value of the financial assets and the fair value of the financial liabilities of a collateralized financing entity to measure both. If elected, the measurement alternative would eliminate measurement differences that exist when both financial assets and financial liabilities are measured at fair value under pre-existing generally accepted accounting principles. The measurement alternative will be available to reporting entities that are required to consolidate a collateralized financing entity under the variable interest entity guidance when (a) the reporting entity measures all of the financial assets and the financial liabilities of that collateralized financing entity at fair value in the consolidated financial statements and (b) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. If a reporting entity does not elect the measurement alternative for a consolidated collateralized financing entity that meets the scope of this guidance, the financial assets and the financial liabilities of the consolidated collateralized financing entity should be measured using the pre-existing fair value measurement guidance and any differences in the fair value of the financial assets and the fair value of the financial liabilities should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income. A reporting entity that consolidates a collateralized financing entity that does not meet the scope requirements of this amendment because the fair value option was not elected to measure the eligible financial assets, financial liabilities, or both of the collateralized financing entity when it was initially consolidated, may elect at the date of adoption to apply the measurement alternative to those financial assets and financial liabilities or to continue using the guidance in pre-existing generally accepted accounting principles to measure the financial assets and the financial liabilities of the consolidated collateralized financing entity. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and should be applied using a modified retrospective method approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. A reporting entity also may apply the amendments retrospectively to all relevant prior periods beginning with the annual period in which the amendments were initially adopted. The Company is still evaluating the impact the guidance could have on its consolidated financial statements.

In June 2014, the FASB issued amended accounting guidance for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amended guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 31, 2015, with earlier adoption permitted. The Company does not expect the amended guidance published by the FASB to have a material impact on its financial position or results of operations.

In June 2014, the FASB issued amended accounting guidance for repurchase-to-maturity transactions and repurchase financings. The amended guidance changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. Further, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments require new disclosures on transfers accounted for as sales in transactions that are economically similar to repurchase agreements and about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes in this guidance are effective for the first interim or annual period beginning after December 15, 2014. Changes in accounting for transactions outstanding on the effective date should be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The disclosure guidance for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure guidance for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The Company does not currently have repurchase-to-maturity transactions or transfers of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. The Company will make the required disclosures when the guidance becomes effective.

In May 2014, the FASB issued amended accounting and disclosure guidance for revenue from contracts with customers. The core principle of the accounting guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. The amended disclosure guidance requires sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amended guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The guidance should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. The Company is still evaluating the impact the guidance could have on its consolidated financial statements.

In January 2014, the FASB issued amended accounting and disclosure guidance for reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. The amended guidance clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amended guidance also requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This guidance should be applied using a prospective transition method or a modified retrospective transition method. The Company does not expect that the guidance will have a material impact on its financial position or results of operations.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2014 Quarters		2013 Quarters
	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$740,139	728,897	740,665	748,791	756,424	736,425
Interest expense	65,176	66,519	67,982	69,578	72,620	73,925

Net interest income	674,963	662,378	672,683	679,213	683,804	662,500
Less: provision for credit losses	30,000	32,000	42,000	48,000	57,000	38,000
Other income	456,412	420,107	446,246	477,388	508,689	432,882
Less: other expense	681,194	702,271	743,072	658,626	598,591	635,596

Income before income taxes	420,181	348,214	333,857	449,975	536,902	421,786
Applicable income taxes	129,996	113,252	106,236	149,391	182,219	141,223
Taxable-equivalent adjustment	5,849	5,945	6,199	6,105	6,217	6,450

Net income	$284,336	229,017	221,422	294,479	348,466	274,113

Net income available to common shareholders-diluted	$260,695	211,731	203,451	275,356	328,557	255,096
Per common share data
Basic earnings	$1.99	1.63	1.57	2.13	2.56	2.00
Diluted earnings	1.98	1.61	1.56	2.11	2.55	1.98
Cash dividends	$.70	.70	.70	.70	.70	.70
Average common shares outstanding
Basic	130,856	130,212	129,497	129,171	128,252	127,669
Diluted	131,828	131,126	130,464	130,265	129,017	128,636

Performance ratios, annualized
Return on
Average assets	1.27%	1.07%	1.03%	1.39%	1.68%	1.36%
Average common shareholders’ equity	9.79%	8.22%	7.99%	11.06%	13.78%	11.10%
Net interest margin on average earning assets (taxable-equivalent basis)	3.40%	3.52%	3.56%	3.61%	3.71%	3.71%
Nonaccrual loans to total loans and leases, net of unearned discount	1.36%	1.39%	1.36%	1.44%	1.46%	1.60%

Net operating (tangible) results (a)
Net operating income (in thousands)	$289,974	235,162	227,797	300,968	360,734	285,136
Diluted net operating income per common share	2.02	1.66	1.61	2.16	2.65	2.06
Annualized return on
Average tangible assets	1.35%	1.15%	1.11%	1.48%	1.81%	1.48%
Average tangible common shareholders’ equity	14.92%	12.76%	12.67%	17.64%	22.72%	18.71%
Efficiency ratio (b)	59.39%	63.95%	65.48%	56.03%	50.92%	55.88%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$89,873	86,665	85,330	84,011	83,352	81,913
Total tangible assets (c)	86,311	83,096	81,754	80,427	79,760	78,311
Earning assets	79,556	76,288	75,049	74,667	73,960	72,339
Investment securities	10,959	9,265	8,354	6,979	5,293	5,803
Loans and leases, net of unearned discount	64,343	63,763	63,550	64,858	65,979	65,852
Deposits	69,659	67,327	67,212	66,232	65,680	64,540
Common shareholders’ equity (c)	10,808	10,576	10,228	10,003	9,687	9,448
Tangible common shareholders’ equity (c)	7,246	7,007	6,652	6,419	6,095	5,846

At end of quarter
Total assets (c)	$90,835	88,530	85,162	84,427	83,229	82,812
Total tangible assets (c)	87,276	84,965	81,589	80,847	79,641	79,215
Earning assets	80,062	77,950	74,706	74,085	73,927	73,543
Investment securities	12,120	10,364	8,796	8,310	5,211	5,661
Loans and leases, net of unearned discount	64,748	64,135	64,073	63,659	65,972	65,924
Deposits	69,829	68,699	67,119	66,552	65,661	65,090
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	10,934	10,652	10,421	10,133	9,836	9,545
Tangible common shareholders’ equity (c)	7,375	7,087	6,848	6,553	6,248	5,948
Equity per common share	82.86	81.05	79.81	77.81	75.98	73.99
Tangible equity per common share	55.89	53.92	52.45	50.32	48.26	46.11

Market price per common share
High	$125.90	123.04	117.29	119.54	112.01	105.90
Low	116.10	109.16	109.23	109.47	95.68	99.59
Closing	124.05	121.30	116.42	111.92	111.75	103.16

(a)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 2.
(b)	Excludes impact of merger-related gains and expenses and net securities transactions.
(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2014 Quarters		2013 Quarters
	Second	First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$284,336	229,017	221,422	294,479	348,466	274,113
Amortization of core deposit and other intangible assets (a)	5,638	6,145	6,375	6,489	7,632	8,148
Merger-related expenses (a)	—	—	—	—	4,636	2,875

Net operating income	$289,974	235,162	227,797	300,968	360,734	285,136

Earnings per common share
Diluted earnings per common share	$1.98	1.61	1.56	2.11	2.55	1.98
Amortization of core deposit and other intangible assets (a)	.04	.05	.05	.05	.06	.06
Merger-related expenses (a)	—	—	—	—	.04	.02

Diluted net operating earnings per common share	$2.02	1.66	1.61	2.16	2.65	2.06

Other expense
Other expense	$681,194	702,271	743,072	658,626	598,591	635,596
Amortization of core deposit and other intangible assets	(9,234)	(10,062)	(10,439)	(10,628)	(12,502)	(13,343)
Merger-related expenses	—	—	—	—	(7,632)	(4,732)

Noninterest operating expense	$671,960	692,209	732,633	647,998	578,457	617,521

Merger-related expenses
Salaries and employee benefits	$—	—	—	—	300	536
Equipment and net occupancy	—	—	—	—	489	201
Printing, postage and supplies	—	—	—	—	998	827
Other costs of operations	—	—	—	—	5,845	3,168

Total	$—	—	—	—	7,632	4,732

Efficiency ratio
Noninterest operating expense (numerator)	$671,960	692,209	732,633	647,998	578,457	617,521

Taxable-equivalent net interest income	674,963	662,378	672,683	679,213	683,804	662,500
Other income	456,412	420,107	446,246	477,388	508,689	432,882
Less: Gain on bank investment securities	—	—	—	—	56,457	—
Net OTTI losses recognized in earnings	—	—	—	—	—	(9,800)

Denominator	$1,131,375	1,082,485	1,118,929	1,156,601	1,136,036	1,105,182

Efficiency ratio	59.39%	63.95%	65.48%	56.03%	50.92%	55.88%

Balance sheet data
In millions
Average assets
Average assets	$89,873	86,665	85,330	84,011	83,352	81,913
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(53)	(64)	(74)	(84)	(95)	(109)
Deferred taxes	16	20	23	25	28	32

Average tangible assets	$86,311	83,096	81,754	80,427	79,760	78,311

Average common equity
Average total equity	$12,039	11,648	11,109	10,881	10,563	10,322
Preferred stock	(1,231)	(1,072)	(881)	(878)	(876)	(874)

Average common equity	10,808	10,576	10,228	10,003	9,687	9,448

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(53)	(64)	(74)	(84)	(95)	(109)
Deferred taxes	16	20	23	25	28	32

Average tangible common equity	$7,246	7,007	6,652	6,419	6,095	5,846

At end of quarter
Total assets
Total assets	$90,835	88,530	85,162	84,427	83,229	82,812
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(49)	(59)	(69)	(79)	(90)	(102)
Deferred taxes	15	19	21	24	27	30

Total tangible assets	$87,276	84,965	81,589	80,847	79,641	79,215

Total common equity
Total equity	$12,169	11,887	11,306	11,016	10,716	10,423
Preferred stock	(1,232)	(1,232)	(882)	(879)	(877)	(875)
Undeclared dividends—cumulative preferred stock	(3)	(3)	(3)	(4)	(3)	(3)

Common equity, net of undeclared cumulative preferred dividends	10,934	10,652	10,421	10,133	9,836	9,545

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(49)	(59)	(69)	(79)	(90)	(102)
Deferred taxes	15	19	21	24	27	30

Total tangible common equity	$7,375	7,087	6,848	6,553	6,248	5,948

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2014 Second Quarter			2014 First Quarter			2013 Fourth Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$18,978	$157,891	3.34%	18,476	153,529	3.37%	18,096	155,396	3.41%
Real estate—commercial	26,140	278,596	4.22	26,143	287,584	4.40	26,231	300,225	4.48
Real estate—consumer	8,746	95,439	4.36	8,844	92,533	4.19	8,990	94,436	4.20
Consumer	10,479	118,157	4.52	10,300	116,631	4.59	10,233	118,554	4.60

Total loans and leases, net	64,343	650,083	4.05	63,763	650,277	4.14	63,550	668,611	4.17

Interest-bearing deposits at banks	4,080	2,535	.25	3,089	1,884	.25	2,948	1,829	.25
Federal funds sold and agreements to resell securities	90	16	.07	100	16	.07	115	20	.07
Trading account	84	264	1.25	71	477	2.68	82	280	1.36
Investment securities**
U.S. Treasury and federal agencies	9,984	74,046	2.97	8,286	64,814	3.17	7,349	60,150	3.25
Obligations of states and political subdivisions	166	1,986	4.82	177	2,269	5.20	186	2,436	5.20
Other	809	11,209	5.56	802	9,160	4.63	819	7,339	3.56

Total investment securities	10,959	87,241	3.19	9,265	76,243	3.34	8,354	69,925	3.32

Total earning assets	79,556	740,139	3.73	76,288	728,897	3.87	75,049	740,665	3.92

Allowance for credit losses	(922)			(923)			(925)
Cash and due from banks	1,224			1,322			1,417
Other assets	10,015			9,978			9,789

Total assets	$89,873			86,665			85,330

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$1,026	330	.13	988	297	.12	933	311	.13
Savings deposits	39,478	11,181	.11	38,358	11,601	.12	38,079	13,388	.14
Time deposits	3,350	3,855	.46	3,460	3,940	.46	3,617	4,630	.51
Deposits at Cayman Islands office	339	181	.21	380	208	.22	414	217	.21

Total interest-bearing deposits	44,193	15,547	.14	43,186	16,046	.15	43,043	18,546	.17

Short-term borrowings	220	25	.05	264	32	.05	287	45	.06
Long-term borrowings	6,525	49,604	3.05	5,897	50,441	3.47	5,009	49,391	3.91

Total interest-bearing liabilities	50,938	65,176	.51	49,347	66,519	.55	48,339	67,982	.56

Noninterest-bearing deposits	25,466			24,141			24,169
Other liabilities	1,430			1,529			1,713

Total liabilities	77,834			75,017			74,221

Shareholders’ equity	12,039			11,648			11,109

Total liabilities and shareholders’ equity	$89,873			86,665			85,330

Net interest spread			3.22			3.32			3.36
Contribution of interest-free funds			.18			.20			.20

Net interest income/margin on earning assets		$674,963	3.40%		662,378	3.52%		672,683	3.56%

(continued)

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2013 Third Quarter			2013 Second Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$17,798	$156,915	3.50%	17,713	159,639	3.61%
Real estate—commercial	26,129	301,178	4.51	26,051	311,111	4.72
Real estate—consumer	9,636	100,364	4.17	10,806	109,356	4.05
Consumer	11,295	130,179	4.57	11,409	130,418	4.58

Total loans and leases, net	64,858	688,636	4.21	65,979	710,524	4.32

Interest-bearing deposits at banks	2,646	1,650	.25	2,403	1,455	.24
Federal funds sold and agreements to resell securities	117	22	.08	199	46	.09
Trading account	67	211	1.27	86	309	1.43
Investment securities**
U.S. Treasury and federal agencies	5,948	48,406	3.23	3,522	28,454	3.24
Obligations of states and political subdivisions	193	2,460	5.07	197	2,530	5.14
Other	838	7,406	3.51	1,574	13,106	3.34

Total investment securities	6,979	58,272	3.31	5,293	44,090	3.34

Total earning assets	74,667	748,791	3.98	73,960	756,424	4.10

Allowance for credit losses	(935)			(937)
Cash and due from banks	1,374			1,326
Other assets	8,905			9,003

Total assets	$84,011			83,352

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$924	333	.14	941	321	.14
Savings deposits	36,990	13,733	.15	36,459	13,790	.15
Time deposits	3,928	6,129	.62	4,210	7,484	.71
Deposits at Cayman Islands office	392	213	.22	326	200	.25

Total interest-bearing deposits	42,234	20,408	.19	41,936	21,795	.21

Short-term borrowings	299	58	.08	343	96	.11
Long-term borrowings	5,010	49,112	3.89	5,051	50,729	4.03

Total interest-bearing liabilities	47,543	69,578	.58	47,330	72,620	.62

Noninterest-bearing deposits	23,998			23,744
Other liabilities	1,589			1,715

Total liabilities	73,130			72,789

Shareholders’ equity	10,881			10,563

Total liabilities and shareholders’ equity	$84,011			83,352

Net interest spread			3.40			3.48
Contribution of interest-free funds			.21			.23

Net interest income/margin on earning assets		$679,213	3.61%		683,804	3.71%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of June 30, 2014.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

In Re Wilmington Trust Securities Litigation (U.S. District Court, District of Delaware, Case No. 10-CV-0990-SLR): Beginning on November 18, 2010, a series of parties, purporting to be class representatives, commenced a putative class action lawsuit against Wilmington Trust, alleging that Wilmington Trust’s financial reporting and securities filings were in violation of securities laws. The cases were consolidated and Wilmington Trust moved to dismiss. On March 29, 2012, the Court granted Wilmington Trust’s motion to dismiss in its entirety, but allowed plaintiffs to re-file their Complaint. Plaintiffs subsequently filed a Second, Third and Fourth Amended Complaint. Wilmington Trust moved to dismiss the Fourth Amended Complaint on July 17, 2013. The Court issued an order denying Wilmington Trust’s motion to dismiss on March 20, 2014. The case is now proceeding with discovery.

Due to their complex nature, it is difficult to estimate when litigation and investigatory matters such as these may be resolved. As set forth in the introductory paragraph to this Item 1 — Legal Proceedings, current litigation and regulatory matters which the Company is subject to, including those involving Wilmington Trust-related entities, although not currently considered probable, are within a range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, and are included in the range of reasonably possible losses set forth above.

Item 1A.	Risk Factors.

There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)–(b) Not applicable.

(c)

Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
April 1 – April 30, 2014	1,918	$121.66	—	2,181,500
May 1 – May 31, 2014	409	120.98	—	2,181,500
June 1 – June 30, 2014	4,756	123.83	—	2,181,500

Total	7,083	$123.08	—

(1)	The total number of shares purchased during the periods indicated reflects shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.
(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

10.1	Consulting Agreement, dated as of June 16, 2014, between M&T Bank Corporation and Robert E. Sadler, Jr. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: August 7, 2014	By:	/s/ René F. Jones
René F. Jones
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

10.1	Consulting Agreement, dated as of June 16, 2014, between M&T Bank Corporation and Robert E. Sadler, Jr. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase. Filed herewith.