Form 10-Q
period 2014-09-30
M&T BANK CORP
filed 2014-11-06
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

(716) 635-4000

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

Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on October 31, 2014: 132,111,892 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

Dollars in thousands, except per share		September 30, 2014	December 31, 2013
Assets
	Cash and due from banks	$1,445,877	1,573,361
	Interest-bearing deposits at banks	7,676,064	1,651,138
	Federal funds sold	77,766	99,573
	Trading account	296,913	376,131
	Investment securities (includes pledged securities that can be sold or repledged of $1,634,682 at September 30, 2014; $1,696,438 at December 31, 2013)
	Available for sale (cost: $9,175,295 at September 30, 2014; $4,444,365 at December 31, 2013)	9,384,017	4,531,786
	Held to maturity (fair value: $3,621,391 at September 30, 2014; $3,860,127 at December 31, 2013)	3,635,815	3,966,130
	Other (fair value: $328,536 at September 30, 2014; $298,581 at December 31, 2013)	328,536	298,581

	Total investment securities	13,348,368	8,796,497

	Loans and leases	65,800,972	64,325,783
	Unearned discount	(228,613)	(252,624)

	Loans and leases, net of unearned discount	65,572,359	64,073,159
	Allowance for credit losses	(918,633)	(916,676)

	Loans and leases, net	64,653,726	63,156,483

	Premises and equipment	612,076	633,520
	Goodwill	3,524,625	3,524,625
	Core deposit and other intangible assets	42,197	68,851
	Accrued interest and other assets	5,550,730	5,282,212

	Total assets	$97,228,342	85,162,391

Liabilities
	Noninterest-bearing deposits	$27,440,524	24,661,007
	NOW accounts	2,098,577	1,989,441
	Savings deposits	41,389,867	36,621,580
	Time deposits	3,170,998	3,523,838
	Deposits at Cayman Islands office	241,536	322,746

	Total deposits	74,341,502	67,118,612

	Federal funds purchased and agreements to repurchase securities	164,609	260,455
	Accrued interest and other liabilities	1,327,524	1,368,922
	Long-term borrowings	9,061,391	5,108,870

	Total liabilities	84,895,026	73,856,859

Shareholders’ equity	Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 731,500 shares at September 30, 2014; 381,500 shares at December 31, 2013; Liquidation preference of $10,000 per share: 50,000 shares at September 30, 2014 and December 31, 2013	1,231,500	881,500
	Common stock, $.50 par, 250,000,000 shares authorized, 132,100,384 shares issued at September 30, 2014; 130,516,364 shares issued at December 31, 2013	66,050	65,258
	Common stock issuable, 41,261 shares at September 30, 2014; 47,231 shares at December 31, 2013	2,590	2,915
	Additional paid-in capital	3,377,714	3,232,014
	Retained earnings	7,642,995	7,188,004
	Accumulated other comprehensive income (loss), net	12,467	(64,159)

	Total shareholders’ equity	12,333,316	11,305,532

	Total liabilities and shareholders’ equity	$97,228,342	85,162,391

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended September 30		Nine months ended September 30
In thousands, except per share		2014	2013	2014	2013
Interest income	Loans and leases, including fees	$647,280	683,482	$1,937,531	2,071,332
	Investment securities
	Fully taxable	91,036	55,746	250,145	141,799
	Exempt from federal taxes	1,271	1,617	4,068	5,223
	Deposits at banks	3,198	1,650	7,617	3,372
	Other	238	191	904	1,142

	Total interest income	743,023	742,686	2,200,265	2,222,868

Interest expense	NOW accounts	394	333	1,021	976
	Savings deposits	11,532	13,733	34,314	41,560
	Time deposits	3,805	6,129	11,600	21,809
	Deposits at Cayman Islands office	161	213	550	801
	Short-term borrowings	19	58	76	385
	Long-term borrowings	58,053	49,112	158,098	150,592

	Total interest expense	73,964	69,578	205,659	216,123

	Net interest income	669,059	673,108	1,994,606	2,006,745
	Provision for credit losses	29,000	48,000	91,000	143,000

	Net interest income after provision for credit losses	640,059	625,108	1,903,606	1,863,745

Other income	Mortgage banking revenues	93,532	64,731	269,237	249,096
	Service charges on deposit accounts	110,071	113,839	321,637	336,505
	Trust income	128,671	123,801	379,816	370,132
	Brokerage services income	17,416	16,871	51,403	49,840
	Trading account and foreign exchange gains	6,988	8,987	21,477	27,138
	Gain on bank investment securities	—	—	—	56,457
	Total other-than-temporary impairment (“OTTI”) losses	—	—	—	(1,884)
	Portion of OTTI losses recognized in other comprehensive income (before taxes)	—	—	—	(7,916)

	Net OTTI losses recognized in earnings	—	—	—	(9,800)

	Equity in earnings of Bayview Lending Group LLC	(4,114)	(3,881)	(12,623)	(9,990)
	Other revenues from operations	98,547	153,040	296,683	349,581

	Total other income	451,111	477,388	1,327,630	1,418,959

Other expense	Salaries and employee benefits	348,776	339,332	1,059,815	1,019,019
	Equipment and net occupancy	67,713	66,220	206,964	195,657
	Printing, postage and supplies	9,184	9,752	29,320	30,749
	Amortization of core deposit and other intangible assets	7,358	10,628	26,654	36,473
	FDIC assessments	13,193	14,877	43,836	52,010
	Other costs of operations	233,060	217,817	696,160	558,905

	Total other expense	679,284	658,626	2,062,749	1,892,813

	Income before taxes	411,886	443,870	1,168,487	1,389,891
	Income taxes	136,542	149,391	379,790	472,833

	Net income	$275,344	294,479	$788,697	917,058

	Net income available to common shareholders
	Basic	$251,905	275,336	$724,307	858,944
	Diluted	251,917	275,356	724,344	859,000

	Net income per common share
	Basic	$1.92	2.13	$5.54	6.69
	Diluted	1.91	2.11	5.50	6.64

	Cash dividends per common share	$.70	.70	$2.10	2.10

	Average common shares outstanding
	Basic	131,265	129,171	130,782	128,369
	Diluted	132,128	130,265	131,698	129,312

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands	2014	2013	2014	2013

Net income	$275,344	294,479	$788,697	917,058
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(27,637)	23,367	75,229	26,724
Reclassification to income for amortization of gains on terminated cash flow hedges	613	—	(98)	—
Foreign currency translation adjustment	(1,817)	1,251	(1,504)	205
Defined benefit plans liability adjustment	1,000	5,091	2,999	15,273

Total other comprehensive income (loss)	(27,841)	29,709	76,626	42,202

Total comprehensive income	$247,503	324,188	$865,323	959,260

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Nine months ended September 30
In thousands		2014	2013
Cash flows from operating activities	Net income	$788,697	917,058
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	91,000	143,000
	Depreciation and amortization of premises and equipment	74,516	66,547
	Amortization of capitalized servicing rights	51,572	46,966
	Amortization of core deposit and other intangible assets	26,654	36,473
	Provision for deferred income taxes	33,777	93,229
	Asset write-downs	5,114	16,204
	Net gain on sales of assets	(3,771)	(124,375)
	Net change in accrued interest receivable, payable	9,638	(2,819)
	Net change in other accrued income and expense	(89,425)	115,400
	Net change in loans originated for sale	(224,425)	(808,778)
	Net change in trading account assets and liabilities	11,163	4,772

	Net cash provided by operating activities	774,510	503,677

Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	16	1,081,747
	Other	23,309	12,994
	Proceeds from maturities of investment securities
	Available for sale	686,183	887,092
	Held to maturity	337,677	216,627
	Purchases of investment securities
	Available for sale	(5,310,246)	(41,358)
	Held to maturity	(15,202)	(1,586,425)
	Other	(53,264)	(8,825)
	Net (increase) decrease in loans and leases	(1,420,572)	905,491
	Net increase in interest-bearing deposits at banks	(6,024,926)	(1,795,866)
	Capital expenditures, net	(50,400)	(85,964)
	Net increase in loan servicing advances	(340,750)	(185,507)
	Other, net	38,707	37,860

	Net cash used by investing activities	(12,129,468)	(562,134)

Cash flows from financing activities	Net increase in deposits	7,225,487	604,311
	Net decrease in short-term borrowings	(95,846)	(828,463)
	Proceeds from long-term borrowings	4,345,478	799,760
	Payments on long-term borrowings	(373,642)	(258,937)
	Proceeds from issuance of preferred stock	346,500	—
	Dividends paid - common	(278,118)	(273,518)
	Dividends paid - preferred	(46,966)	(31,494)
	Other, net	82,774	119,936

	Net cash provided by financing activities	11,205,667	131,595

	Net increase (decrease) in cash and cash equivalents	(149,291)	73,138
	Cash and cash equivalents at beginning of period	1,672,934	1,986,615

	Cash and cash equivalents at end of period	$1,523,643	2,059,753

Supplemental disclosure of cash flow information	Interest received during the period	$2,147,236	2,184,128
	Interest paid during the period	185,377	226,335
	Income taxes paid during the period	329,621	331,117

Supplemental schedule of noncash investing and financing activities	Securitization of residential mortgage loans allocated to
	Available for sale investment securities	$110,971	1,807,180
	Held to maturity investment securities	—	917,045
	Capitalized servicing rights	1,429	29,264
	Real estate acquired in settlement of loans	35,422	35,865

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

In thousands, except per share	Preferred stock	Common stock	Common stock issuable	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total
2013
Balance - January 1, 2013	$872,500	64,088	3,473	3,025,520	6,477,276	(240,264)	10,202,593
Total comprehensive income	—	—	—	—	917,058	42,202	959,260
Preferred stock cash dividends	—	—	—	—	(40,088)	—	(40,088)
Amortization of preferred stock discount	6,510	—	—	—	(6,510)	—	—
Exercise of 407,542 Series C stock warrants into 186,589 shares of common stock	—	93	—	(93)	—	—	—
Exercise of 57,327 Series A stock warrants into 21,130 shares of common stock	—	11	—	(11)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	147	—	29,826	—	—	29,973
Exercises of stock options, net	—	747	—	133,981	—	—	134,728
Directors’ stock plan	—	6	—	1,223	—	—	1,229
Deferred compensation plans, net, including dividend equivalents	—	5	(584)	568	(98)	—	(109)
Other	—	—	—	1,967	—	—	1,967
Common stock cash dividends - $2.10 per share	—	—	—	—	(273,351)	—	(273,351)

Balance - September 30, 2013	$879,010	65,097	2,889	3,192,981	7,074,287	(198,062)	11,016,202

2014
Balance - January 1, 2014	$881,500	65,258	2,915	3,232,014	7,188,004	(64,159)	11,305,532
Total comprehensive income	—	—	—	—	788,697	76,626	865,323
Preferred stock cash dividends	—	—	—	—	(55,560)	—	(55,560)
Issuance of Series E preferred stock	350,000	—	—	(3,500)	—	—	346,500
Exercise of 395,905 Series A stock warrants into 156,521 shares of common stock	—	78	—	(78)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	128	—	34,117	—	—	34,245
Exercises of stock options, net	—	535	—	102,695	—	—	103,230
Stock purchase plan	—	43	—	9,545	—	—	9,588
Directors’ stock plan	—	5	—	1,266	—	—	1,271
Deferred compensation plans, net, including dividend equivalents	—	3	(325)	335	(87)	—	(74)
Other	—	—	—	1,320	—	—	1,320
Common stock cash dividends - $2.10 per share	—	—	—	—	(278,059)	—	(278,059)

Balance - September 30, 2014	$1,231,500	66,050	2,590	3,377,714	7,642,995	12,467	12,333,316

NOTES TO FINANCIAL STATEMENTS

1.	Significant accounting policies

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

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City would be acquired by M&T. Pursuant to the terms of the agreement, Hudson City shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). As of September 30, 2014, total consideration to be paid was valued at approximately $5.4 billion.

At September 30, 2014, Hudson City had $37.2 billion of assets, including $22.4 billion of loans and $8.4 billion of investment securities, and $32.3 billion of liabilities, including $20.0 billion of deposits. The merger has received the approval of the common shareholders of M&T and Hudson City. However, the merger is subject to a number of other conditions, including regulatory approvals.

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

A summary of merger-related expenses in 2013 associated with the pending Hudson City acquisition included in the consolidated statement of income is presented below. There were no merger-related expenses during the three-month or nine-month periods ended September 30, 2014, or during the three-month period ended September 30, 2013.

Nine months ended September 30, 2013
(in thousands)

Salaries and employee benefits	$836
Equipment and net occupancy	690
Printing, postage and supplies	1,825
Other costs of operations	9,013

$12,364

3.	Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
September 30, 2014
Investment securities available for sale:
U.S. Treasury and federal agencies	$166,092	206	111	$166,187
Obligations of states and political subdivisions	9,174	270	53	9,391
Mortgage-backed securities:
Government issued or guaranteed	8,751,108	145,708	2,765	8,894,051
Privately issued	112	4	4	112
Collateralized debt obligations	30,788	24,383	363	54,808
Other debt securities	138,278	2,304	15,183	125,399
Equity securities	79,743	54,732	406	134,069

	9,175,295	227,607	18,885	9,384,017

Investment securities held to maturity:
Obligations of states and political subdivisions	151,789	3,284	92	154,981
Mortgage-backed securities:
Government issued or guaranteed	3,269,344	50,477	18,196	3,301,625
Privately issued	206,695	—	49,897	156,798
Other debt securities	7,987	—	—	7,987

	3,635,815	53,761	68,185	3,621,391

Other securities	328,536	—	—	328,536

Total	$13,139,646	281,368	87,070	$13,333,944

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
December 31, 2013
Investment securities available for sale:
U.S. Treasury and federal agencies	$37,396	382	2	$37,776
Obligations of states and political subdivisions	10,484	333	6	10,811
Mortgage-backed securities:
Government issued or guaranteed	4,123,435	61,001	19,350	4,165,086
Privately issued	1,468	387	5	1,850
Collateralized debt obligations	42,274	21,666	857	63,083
Other debt securities	137,828	1,722	19,465	120,085
Equity securities	91,480	41,842	227	133,095

	4,444,365	127,333	39,912	4,531,786

Investment securities held to maturity:
Obligations of states and political subdivisions	169,684	3,744	135	173,293
Mortgage-backed securities:
Government issued or guaranteed	3,567,905	16,160	65,149	3,518,916
Privately issued	219,628	—	60,623	159,005
Other debt securities	8,913	—	—	8,913

	3,966,130	19,904	125,907	3,860,127

Other securities	298,581	—	—	298,581

Total	$8,709,076	147,237	165,819	$8,690,494

There were no gross realized gains or losses from the sale of investment securities for the three-month and nine-month periods ended September 30, 2014 or for the three-month period ended September 30, 2013. Gross realized gains on investment securities were $116 million for the nine-month period ended September 30, 2013. During the second quarter of 2013, the Company sold its holdings of Visa Class B shares for a gain of approximately $90 million and its holdings of MasterCard Class B shares for a gain of $13 million. Gross realized losses on investment securities were $60 million for the nine-month period ended September 30, 2013. During the second quarter of 2013, the Company sold substantially all of its privately issued mortgage-backed securities that had been held in the available-for-sale investment securities portfolio. In total, $1.0 billion of such securities were sold for a net loss of approximately $46 million.

There were $10 million of pre-tax other-than-temporary impairment (“OTTI”) losses recognized during the first quarter of 2013 related to privately issued mortgage-backed securities. The impairment charges were recognized in light of deterioration of real estate values and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. The OTTI losses represented management’s estimate of credit losses inherent in the debt securities considering projected cash flows using assumptions for delinquency rates, loss severities, and other estimates for future collateral performance. The Company did not recognize any OTTI losses during the first nine months of 2014 or during the second and third quarters of 2013.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

Changes in credit losses associated with debt securities for which OTTI losses had been recognized in earnings for the three months and nine months ended September 30, 2013 follow:

	Three months ended September 30, 2013	Nine months ended September 30, 2013
	(in thousands)

Beginning balance	$794	197,809
Additions for credit losses not previously recognized	—	9,800
Reductions for realized losses	(626)	(207,441)

Ending balance	$168	168

There were no significant credit losses associated with debt securities held by the Company as of September 30, 2014 or December 31, 2013.

At September 30, 2014, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized cost	Estimated fair value
	(in thousands)

Debt securities available for sale:
Due in one year or less	$12,359	12,439
Due after one year through five years	164,546	164,995
Due after five years through ten years	4,322	4,456
Due after ten years	163,105	173,895

	344,332	355,785
Mortgage-backed securities available for sale	8,751,220	8,894,163

	$9,095,552	9,249,948

Debt securities held to maturity:
Due in one year or less	$21,190	21,354
Due after one year through five years	80,804	82,554
Due after five years through ten years	49,795	51,073
Due after ten years	7,987	7,987

	159,776	162,968
Mortgage-backed securities held to maturity	3,476,039	3,458,423

	$3,635,815	3,621,391

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

A summary of investment securities that as of September 30, 2014 and December 31, 2013 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
September 30, 2014
Investment securities available for sale:
U.S. Treasury and federal agencies	$104,495	(111)	—	—
Obligations of states and political subdivisions	1,756	(52)	323	(1)
Mortgage-backed securities:
Government issued or guaranteed	1,420,096	(2,560)	8,006	(205)
Privately issued	—	—	72	(4)
Collateralized debt obligations	2,436	(340)	5,871	(23)
Other debt securities	4,506	(58)	95,497	(15,125)
Equity securities	2,264	(406)	—	—

	1,535,553	(3,527)	109,769	(15,358)

Investment securities held to maturity:
Obligations of states and political subdivisions	15,456	(77)	1,836	(15)
Mortgage-backed securities:
Government issued or guaranteed	180,033	(1,168)	705,988	(17,028)
Privately issued	—	—	156,798	(49,897)

	195,489	(1,245)	864,622	(66,940)

Total	$1,731,042	(4,772)	974,391	(82,298)

December 31, 2013
Investment securities available for sale:
U.S. Treasury and federal agencies	$745	(2)	—	—
Obligations of states and political subdivisions	—	—	558	(6)
Mortgage-backed securities:
Government issued or guaranteed	1,697,094	(19,225)	5,815	(125)
Privately issued	—	—	98	(5)
Collateralized debt obligations	—	—	6,257	(857)
Other debt securities	1,428	(4)	103,602	(19,461)
Equity securities	159	(227)	—	—

	1,699,426	(19,458)	116,330	(20,454)

Investment securities held to maturity:
Obligations of states and political subdivisions	13,517	(120)	1,558	(15)
Mortgage-backed securities:
Government issued or guaranteed	2,629,950	(65,149)	—	—
Privately issued	—	—	159,005	(60,623)

	2,643,467	(65,269)	160,563	(60,638)

Total	$4,342,893	(84,727)	276,893	(81,092)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

The Company owned 386 individual investment securities with aggregate gross unrealized losses of $87 million at September 30, 2014. Based on a review of each of the securities in the investment securities portfolio at September 30, 2014, the Company concluded that it expected to recover the amortized cost basis of its investment. As of September 30, 2014, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At September 30, 2014, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $329 million of cost method investment securities.

4.	Loans and leases and the allowance for credit losses

The outstanding principal balance and the carrying amount of acquired loans that were recorded at fair value at the acquisition date and included in the consolidated balance sheet follow:

	September 30, 2014	December 31, 2013
	(in thousands)

Outstanding principal balance	$3,416,175	4,656,811
Carrying amount:
Commercial, financial, leasing, etc.	299,161	580,685
Commercial real estate	1,094,030	1,541,368
Residential real estate	485,365	576,473
Consumer	1,013,238	1,308,926

	$2,891,794	4,007,452

Purchased impaired loans included in the table above totaled $237 million at September 30, 2014 and $331 million at December 31, 2013, representing less than 1% of the Company’s assets as of each date. A summary of changes in the accretable yield for acquired loans for the three months and nine months ended September 30, 2014 and 2013 follows:

	Three months ended September 30
	2014		2013
	Purchased impaired	Other acquired	Purchased impaired	Other acquired
	(in thousands)

Balance at beginning of period	$26,082	450,970	$55,149	622,093
Interest income	(4,149)	(39,019)	(10,428)	(60,786)
Reclassifications from nonaccretable balance, net	129	9,673	172	—
Other (a)	—	1,870	—	6,254

Balance at end of period	$22,062	423,494	$44,893	567,561

	Nine months ended September 30
	2014		2013
	Purchased impaired	Other acquired	Purchased impaired	Other acquired
	(in thousands)

Balance at beginning of period	$37,230	538,633	$42,252	638,272
Interest income	(15,583)	(135,105)	(28,879)	(190,072)
Reclassifications from nonaccretable balance, net	415	10,448	31,520	122,519
Other (a)	—	9,518	—	(3,158)

Balance at end of period	$22,062	423,494	$44,893	567,561

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

A summary of current, past due and nonaccrual loans as of September 30, 2014 and December 31, 2013 follows:

		30-89	90 Days or more past due and accruing		Purchased
	Current	Days past due	Non- acquired	Acquired (a)	impaired (b)	Nonaccrual	Total
			(in thousands)
September 30, 2014
Commercial, financial, leasing, etc.	$18,855,986	41,296	3,278	5,422	14,777	191,250	$19,112,009
Real estate:
Commercial	21,646,276	101,671	36,688	24,196	62,739	173,285	22,044,855
Residential builder and developer	1,211,005	21,432	1,615	13,786	96,917	73,296	1,418,051
Other commercial construction	3,392,260	18,749	3,927	1,516	36,114	27,375	3,479,941
Residential	7,578,177	222,214	263,529	42,286	23,551	183,681	8,313,438
Residential Alt-A	254,188	15,765	—	—	—	80,017	349,970
Consumer:
Home equity lines and loans	5,909,631	36,408	—	28,320	2,564	85,122	6,062,045
Automobile	1,808,300	24,692	—	209	—	17,417	1,850,618
Other	2,869,863	34,863	3,953	16,412	—	16,341	2,941,432

Total	$63,525,686	517,090	312,990	132,147	236,662	847,784	$65,572,359

		30-89	90 Days or more past due and accruing		Purchased
	Current	Days past due	Non- acquired	Acquired (a)	impaired (b)	Nonaccrual	Total
			(in thousands)
December 31, 2013
Commercial, financial, leasing, etc.	$18,489,474	77,538	4,981	6,778	15,706	110,739	$18,705,216
Real estate:
Commercial	21,236,071	145,749	63,353	35,603	88,034	173,048	21,741,858
Residential builder and developer	1,025,984	8,486	141	7,930	137,544	96,427	1,276,512
Other commercial construction	2,986,598	42,234	—	8,031	57,707	35,268	3,129,838
Residential	7,630,368	295,131	294,649	43,700	29,184	252,805	8,545,837
Residential Alt-A	283,253	18,009	—	—	—	81,122	382,384
Consumer:
Home equity lines and loans	5,972,365	40,537	—	27,754	2,617	78,516	6,121,789
Automobile	1,314,246	29,144	—	366	—	21,144	1,364,900
Other	2,726,522	47,830	5,386	—	—	25,087	2,804,825

Total	$61,664,881	704,658	368,510	130,162	330,792	874,156	$64,073,159

(a)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(b)	Accruing loans that were impaired at acquisition date and were recorded at fair value.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

One-to-four family residential mortgage loans originated for sale were $466 million and $401 million at September 30, 2014 and December 31, 2013, respectively. Commercial mortgage loans held for sale were $159 million at September 30, 2014 and $68 million at December 31, 2013.

Changes in the allowance for credit losses for the three months ended September 30, 2014 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)

Beginning balance	$292,251	311,254	72,404	165,871	75,886	$917,666
Provision for credit losses	2,373	8,046	(3,187)	21,815	(47)	29,000
Net charge-offs
Charge-offs	(15,921)	(1,666)	(4,193)	(21,312)	—	(43,092)
Recoveries	7,849	1,267	2,498	3,445	—	15,059

Net charge-offs	(8,072)	(399)	(1,695)	(17,867)	—	(28,033)

Ending balance	$286,552	318,901	67,522	169,819	75,839	$918,633

Changes in the allowance for credit losses for the three months ended September 30, 2013 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)

Beginning balance	$268,867	324,264	85,311	174,291	74,332	$927,065
Provision for credit losses	20,209	12,139	315	14,935	402	48,000
Allowance related to loans securitized and sold	—	—	—	(11,000)	—	(11,000)
Net charge-offs
Charge-offs	(30,931)	(7,701)	(5,320)	(20,242)	—	(64,194)
Recoveries	5,150	4,751	2,399	4,199	—	16,499

Net charge-offs	(25,781)	(2,950)	(2,921)	(16,043)	—	(47,695)

Ending balance	$263,295	333,453	82,705	162,183	74,734	$916,370

Changes in the allowance for credit losses for the nine months ended September 30, 2014 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)

Beginning balance	$273,383	324,978	78,656	164,644	75,015	$916,676
Provision for credit losses	40,527	(4,067)	(916)	54,632	824	91,000
Net charge-offs
Charge-offs	(44,872)	(7,966)	(17,124)	(62,407)	—	(132,369)
Recoveries	17,514	5,956	6,906	12,950	—	43,326

Net charge-offs	(27,358)	(2,010)	(10,218)	(49,457)	—	(89,043)

Ending balance	$286,552	318,901	67,522	169,819	75,839	$918,633

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the nine months ended September 30, 2013 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)

Beginning balance	$246,759	337,101	88,807	179,418	73,775	$925,860
Provision for credit losses	93,736	914	3,913	43,478	959	143,000
Allowance related to loans securitized and sold	—	—	—	(11,000)	—	(11,000)
Net charge-offs
Charge-offs	(86,787)	(21,493)	(18,583)	(62,905)	—	(189,768)
Recoveries	9,587	16,931	8,568	13,192	—	48,278

Net charge-offs	(77,200)	(4,562)	(10,015)	(49,713)	—	(141,490)

Ending balance	$263,295	333,453	82,705	162,183	74,734	$916,370

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

The following tables provide information with respect to loans and leases that were considered impaired as of September 30, 2014 and December 31, 2013 and for the three months and nine months ended September 30, 2014 and September 30, 2013.

	September 30, 2014			December 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(in thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$138,884	168,163	33,805	90,293	112,092	24,614
Real estate:
Commercial	94,124	112,373	16,172	113,570	132,325	19,520
Residential builder and developer	16,306	20,309	1,218	33,311	55,122	4,379
Other commercial construction	12,937	15,302	4,071	86,260	90,515	4,022
Residential	88,879	106,795	4,621	96,508	114,521	7,146
Residential Alt-A	105,489	119,616	9,000	111,911	124,528	14,000
Consumer:
Home equity lines and loans	19,343	20,436	6,030	13,672	14,796	3,312
Automobile	31,843	31,843	8,516	40,441	40,441	11,074
Other	18,743	18,743	5,051	17,660	17,660	4,541

	526,548	613,580	88,484	603,626	702,000	92,608

With no related allowance recorded:
Commercial, financial, leasing, etc.	78,849	82,176	—	28,093	33,095	—
Real estate:
Commercial	88,258	97,806	—	65,271	84,333	—
Residential builder and developer	67,401	103,996	—	72,366	104,768	—
Other commercial construction	14,974	34,212	—	7,369	11,493	—
Residential	18,155	27,999	—	84,144	95,358	—
Residential Alt-A	25,110	45,705	—	28,357	52,211	—

	292,747	391,894	—	285,600	381,258	—

Total:
Commercial, financial, leasing, etc.	217,733	250,339	33,805	118,386	145,187	24,614
Real estate:
Commercial	182,382	210,179	16,172	178,841	216,658	19,520
Residential builder and developer	83,707	124,305	1,218	105,677	159,890	4,379
Other commercial construction	27,911	49,514	4,071	93,629	102,008	4,022
Residential	107,034	134,794	4,621	180,652	209,879	7,146
Residential Alt-A	130,599	165,321	9,000	140,268	176,739	14,000
Consumer:
Home equity lines and loans	19,343	20,436	6,030	13,672	14,796	3,312
Automobile	31,843	31,843	8,516	40,441	40,441	11,074
Other	18,743	18,743	5,051	17,660	17,660	4,541

Total	$819,295	1,005,474	88,484	889,226	1,083,258	92,608

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

	Three months ended September 30, 2014			Three months ended September 30, 2013
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)

Commercial, financial, leasing, etc.	$228,749	611	611	149,357	516	516
Real estate:
Commercial	189,952	821	821	205,971	716	716
Residential builder and developer	90,493	18	18	130,855	213	188
Other commercial construction	58,500	251	251	95,486	208	208
Residential	104,516	1,328	776	180,995	1,391	865
Residential Alt-A	131,574	1,643	681	147,056	1,763	692
Consumer:
Home equity lines and loans	19,268	219	81	12,810	167	49
Automobile	33,666	528	67	42,957	710	127
Other	18,677	177	44	15,791	161	50

Total	$875,395	5,596	3,350	981,278	5,845	3,411

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)

Commercial, financial, leasing, etc.	$171,227	1,379	1,379	164,877	6,358	6,358
Real estate:
Commercial	194,337	2,616	2,616	200,354	1,428	1,428
Residential builder and developer	94,453	131	131	159,308	871	637
Other commercial construction	74,531	1,694	1,694	97,268	3,322	3,322
Residential	132,606	7,784	6,146	184,719	4,795	3,188
Residential Alt-A	135,374	5,002	1,900	151,992	5,173	1,799
Consumer:
Home equity lines and loans	17,902	540	182	12,633	499	127
Automobile	36,560	1,742	228	45,075	2,226	404
Other	18,229	517	145	15,438	468	153

Total	$875,219	21,405	14,421	1,031,664	25,140	17,416

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

		Real Estate
	Commercial, Financial, Leasing, etc.	Commercial	Residential Builder and Developer	Other Commercial Construction
	(in thousands)
September 30, 2014
Pass	$18,283,543	21,236,852	1,293,815	3,285,953
Criticized accrual	637,216	634,718	50,940	166,613
Criticized nonaccrual	191,250	173,285	73,296	27,375

Total	$19,112,009	22,044,855	1,418,051	3,479,941

December 31, 2013
Pass	$17,894,592	20,972,257	1,107,144	3,040,106
Criticized accrual	699,885	596,553	72,941	54,464
Criticized nonaccrual	110,739	173,048	96,427	35,268

Total	$18,705,216	21,741,858	1,276,512	3,129,838

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s Credit Department. In arriving at such forecasts, the Company considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of the original balance of any first lien position prior to recovering amounts on a second lien position. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values. The carrying value of residential real estate loans and home equity loans and lines of credit for which a partial charge-off has been recognized aggregated $64 million and $18 million, respectively, at September 30, 2014 and $58 million and $18 million, respectively, at December 31, 2013.

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(in thousands)
September 30, 2014
Individually evaluated for impairment	$33,805	21,148	13,602	19,597	$88,152
Collectively evaluated for impairment	247,951	297,169	52,206	149,430	746,756
Purchased impaired	4,796	584	1,714	792	7,886

Allocated	$286,552	318,901	67,522	169,819	842,794

Unallocated					75,839

Total					$918,633

December 31, 2013
Individually evaluated for impairment	$24,614	27,563	21,127	18,927	$92,231
Collectively evaluated for impairment	246,096	296,781	55,864	144,210	742,951
Purchased impaired	2,673	634	1,665	1,507	6,479

Allocated	$273,383	324,978	78,656	164,644	841,661

Unallocated					75,015

Total					$916,676

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(in thousands)
September 30, 2014
Individually evaluated for impairment	$217,733	292,932	237,247	69,929	$817,841
Collectively evaluated for impairment	18,879,499	26,454,145	8,402,610	10,781,602	64,517,856
Purchased impaired	14,777	195,770	23,551	2,564	236,662

Total	$19,112,009	26,942,847	8,663,408	10,854,095	$65,572,359

December 31, 2013
Individually evaluated for impairment	$118,386	376,339	320,360	71,773	$886,858
Collectively evaluated for impairment	18,571,124	25,488,584	8,578,677	10,217,124	62,855,509
Purchased impaired	15,706	283,285	29,184	2,617	330,792

Total	$18,705,216	26,148,208	8,928,221	10,291,514	$64,073,159

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The tables below summarize the Company’s loan modification activities that were considered troubled debt restructurings for the three months ended September 30, 2014 and 2013:

		Recorded investment		Financial effects of modification
Three months ended September 30, 2014	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	15	$1,305	$1,300	$(5)	$—
Real estate:
Commercial
Principal deferral	8	2,081	2,068	(13)	—
Other	1	650	—	(650)	—
Combination of concession types	4	483	478	(5)	(95)
Residential builder and developer
Principal deferral	1	241	241	—	—
Other commercial construction
Principal deferral	1	145	142	(3)	—
Residential
Principal deferral	3	98	97	(1)	—
Combination of concession types	8	1,100	1,136	36	(135)
Residential Alt-A
Combination of concession types	3	349	369	20	(64)
Consumer:
Home equity lines and loans
Combination of concession types	5	519	519	—	(67)
Automobile
Principal deferral	45	1,003	1,003	—	—
Interest rate reduction	3	30	30	—	(2)
Other	7	96	96	—	—
Combination of concession types	19	348	348	—	(21)
Other
Principal deferral	6	48	48	—	—
Interest rate reduction	1	2	2	—	—
Combination of concession types	24	511	511	—	(121)

Total	154	$9,009	$8,388	$(621)	$(505)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Three months ended September 30, 2013	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	14	$2,407	$2,266	$(141)	$—
Other	2	1,773	2,067	294	—
Combination of concession types	3	374	374	—	(25)
Real estate:
Commercial
Principal deferral	10	4,160	4,134	(26)	—
Other	2	449	475	26	—
Combination of concession types	6	1,868	2,264	396	(156)
Residential builder and developer
Principal deferral	1	249	241	(8)	—
Other commercial construction
Principal deferral	1	226	158	(68)	—
Residential
Principal deferral	6	860	912	52	—
Combination of concession types	14	1,258	1,308	50	(197)
Residential Alt-A
Principal deferral	5	764	773	9	—
Combination of concession types	4	332	496	164	(252)
Consumer:
Home equity lines and loans
Principal deferral	2	179	179	—	—
Combination of concession types	9	682	682	—	(79)
Automobile
Principal deferral	121	1,718	1,718	—	—
Interest rate reduction	2	19	19	—	(2)
Other	20	42	42	—	—
Combination of concession types	61	551	551	—	(33)
Other
Principal deferral	9	60	60	—	—
Combination of concession types	18	470	470	—	(86)

Total	310	$18,441	$19,189	$748	$(830)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The tables below summarize the Company’s loan modification activities that were considered troubled debt restructurings for the nine months ended September 30, 2014 and 2013:

		Recorded investment		Financial effects of modification
Nine months ended September 30, 2014	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	66	$20,673	$20,499	$(174)	$—
Other	1	19,593	19,593	—	—
Combination of concession types	5	9,836	9,766	(70)	(14)
Real estate:
Commercial
Principal deferral	32	17,452	17,384	(68)	—
Other	1	650	—	(650)	—
Interest rate reduction	1	255	252	(3)	(48)
Combination of concession types	6	892	940	48	(208)
Residential builder and developer
Principal deferral	2	1,639	1,639	—	—
Other commercial construction
Principal deferral	4	6,703	6,611	(92)	—
Residential
Principal deferral	19	1,842	1,926	84	—
Interest rate reduction	1	98	104	6	(32)
Other	1	188	188	—	—
Combination of concession types	30	4,211	4,287	76	(483)
Residential Alt-A
Principal deferral	5	828	900	72	—
Combination of concession types	19	3,101	3,134	33	(345)
Consumer:
Home equity lines and loans
Principal deferral	3	280	280	—	—
Interest rate reduction	5	341	341	—	(76)
Combination of concession types	41	4,147	4,147	—	(443)
Automobile
Principal deferral	168	2,599	2,599	—	—
Interest rate reduction	6	90	90	—	(5)
Other	26	204	204	—	—
Combination of concession types	65	939	939	—	(83)
Other
Principal deferral	21	141	141	—	—
Interest rate reduction	4	293	293	—	(63)
Other	1	45	45	—	—
Combination of concession types	57	1,883	1,883	—	(585)

Total	590	$98,923	$98,185	$(738)	$(2,385)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Nine months ended September 30, 2013	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	53	$9,283	$9,070	$(213)	$—
Other	4	50,433	50,924	491	—
Combination of concession types	6	2,206	1,696	(510)	(25)
Real estate:
Commercial
Principal deferral	23	38,187	38,027	(160)	—
Other	2	449	475	26	—
Combination of concession types	8	2,450	2,845	395	(212)
Residential builder and developer
Principal deferral	16	19,102	18,303	(799)	—
Other	1	4,039	3,888	(151)	—
Combination of concession types	3	15,580	15,514	(66)	(535)
Other commercial construction
Principal deferral	3	590	521	(69)	—
Residential
Principal deferral	21	2,642	2,877	235	—
Other	1	195	195	—	—
Combination of concession types	52	72,917	69,734	(3,183)	(754)
Residential Alt-A
Principal deferral	6	863	875	12	—
Combination of concession types	17	2,426	2,715	289	(640)
Consumer:
Home equity lines and loans
Principal deferral	6	359	361	2	—
Interest rate reduction	1	99	99	—	(8)
Other	1	106	106	—	—
Combination of concession types	19	1,299	1,299	—	(176)
Automobile
Principal deferral	359	4,933	4,933	—	—
Interest rate reduction	11	159	159	—	(17)
Other	65	274	274	—	—
Combination of concession types	184	2,148	2,148	—	(162)
Other
Principal deferral	29	290	290	—	—
Interest rate reduction	1	12	12	—	(2)
Other	1	12	12	—	—
Combination of concession types	90	2,394	2,394	—	(587)

Total	983	$233,447	$229,746	$(3,701)	$(3,118)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended September 30, 2014 and for which there was a subsequent payment default during the nine-month period ended September 30, 2014 were $3 million. Loans that were modified as troubled debt restructurings during the twelve months ended September 30, 2013 and for

NOTES TO FINANCIAL STATEMENTS, CONTINUED

which there was a subsequent payment default during the nine-month period ended September 30, 2013 were $20 million (largely commercial real estate loans).

5.	Borrowings

M&T had $835 million of fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at September 30, 2014 which are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust.

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

Also included in long-term borrowings are agreements to repurchase securities of $1.4 billion at each of September 30, 2014 and December 31, 2013. The agreements are subject to legally enforceable master netting arrangements, however, the Company has not offset any amounts related to these agreements in its consolidated financial statements. The Company posted collateral of $1.5 billion at September 30, 2014 and $1.6 billion at December 31, 2013.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.	Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T is presented below:

	Shares issued and outstanding	Carrying value September 30, 2014	Carrying value December 31, 2013
		(dollars in thousands)
Series A (a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share	230,000	$230,000	$230,000

Series C (a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share	151,500	151,500	151,500

Series D (b)
Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D, $10,000 liquidation preference per share	50,000	500,000	500,000

Series E (c)
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock Series E, $1,000 liquidation preference per share	350,000	350,000	—

(a)	Dividends, if declared, were paid quarterly at a rate of 5% per year through November 14, 2013 and are paid at 6.375% thereafter. M&T has agreed to not redeem the preferred shares until on or after November 15, 2018. Warrants to purchase M&T common stock were issued in connection with the Series A and C preferred stock (Series A – 1,218,522 common shares at $73.86 per share; Series C – 407,542 common shares at $55.76 per share). In March 2013, the Series C warrants were exercised in a “cashless” exercise, resulting in the issuance of 186,589 common shares. During the nine months ended September 30, 2014, 395,905 of the Series A warrants were exercised in “cashless” exercises, resulting in the issuance of 156,521 common shares. Remaining outstanding Series A warrants were 753,490 at September 30, 2014.
(b)	Dividends, if declared, will be paid semi-annually at a rate of 6.875% per year. The shares are redeemable in whole or in part on or after June 15, 2016. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.
(c)	Dividends, if declared, will be paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter will be paid quarterly at a rate of the three-month London Interbank Offered Rate (“LIBOR”) plus 361 basis points (hundredths of one percent). The shares are redeemable in whole or in part on or after February 15, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.	Shareholders’ equity, continued

In addition to the Series A and Series C warrants mentioned in (a) above, a warrant to purchase 95,383 shares of M&T common stock at $518.96 per share was outstanding at September 30, 2014 and December 31, 2013. The obligation under that warrant was assumed by M&T in an acquisition.

7.	Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension benefits		Other postretirement benefits
	Three months ended September 30
	2014	2013	2014	2013
	(in thousands)

Service cost	$5,130	6,090	151	186
Interest cost on projected benefit obligation	17,290	15,032	695	673
Expected return on plan assets	(22,892)	(21,838)	—	—
Amortization of prior service cost	(1,638)	(1,639)	(340)	(340)
Amortization of net actuarial loss	3,624	10,269	—	90

Net periodic benefit cost	$1,514	7,914	506	609

	Pension benefits		Other postretirement benefits
	Nine months ended September 30
	2014	2013	2014	2013
	(in thousands)

Service cost	$15,390	18,270	453	557
Interest cost on projected benefit obligation	51,871	45,097	2,084	2,018
Expected return on plan assets	(68,676)	(65,515)	—	—
Amortization of prior service cost	(4,914)	(4,917)	(1,019)	(1,019)
Amortization of net actuarial loss	10,871	30,807	—	270

Net periodic benefit cost	$4,542	23,742	1,518	1,826

Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $13,558,000 and $12,440,000 for the three months ended September 30, 2014 and 2013, respectively, and $41,963,000 and $40,757,000 for the nine months ended September 30, 2014 and 2013, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.	Earnings per common share

The computations of basic earnings per common share follow:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	(in thousands, except per share)
Income available to common shareholders:

Net income	$275,344	294,479	$788,697	917,058
Less: Preferred stock dividends (a)	(20,443)	(13,363)	(55,560)	(40,088)
Amortization of preferred stock discount (a)	—	(2,235)	—	(6,575)

Net income available to common equity	254,901	278,881	733,137	870,395
Less: Income attributable to unvested stock-based compensation awards	(2,996)	(3,545)	(8,830)	(11,451)

Net income available to common shareholders	$251,905	275,336	$724,307	858,944

Weighted-average shares outstanding:

Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	132,832	130,836	132,372	130,088
Less: Unvested stock-based compensation awards	(1,567)	(1,665)	(1,590)	(1,719)

Weighted-average shares outstanding	131,265	129,171	130,782	128,369

Basic earnings per common share	$1.92	2.13	$5.54	6.69

(a)	Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.	Earnings per common share, continued

The computations of diluted earnings per common share follow:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	(in thousands, except per share)

Net income available to common equity	$254,901	278,881	$733,137	870,395

Less: Income attributable to unvested stock-based compensation awards	(2,984)	(3,525)	(8,793)	(11,395)

Net income available to common shareholders	$251,917	275,356	$724,344	859,000

Adjusted weighted-average shares outstanding:

Common and unvested stock-based compensation awards	132,832	130,836	132,372	130,088
Less: Unvested stock-based compensation awards	(1,567)	(1,665)	(1,590)	(1,719)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	863	1,094	916	943

Adjusted weighted-average shares outstanding	132,128	130,265	131,698	129,312

Diluted earnings per common share	$1.91	2.11	$5.50	6.64

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing approximately 1.7 million and 3.1 million common shares during the three-month periods ended September 30, 2014 and 2013, respectively, and 2.1 million and 4.1 million common shares during the nine-month periods ended September 30, 2014 and 2013, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.	Comprehensive income

The following table displays the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment Securities
	With OTTI	All other	Defined benefit plans	Other	Total amount before tax		Income tax	Net
	(in thousands)

Balance – January 1, 2014	$37,255	18,450	(161,617)	115	$(105,797)		41,638	$(64,159)

Other comprehensive income before reclassifications:
Unrealized holding gains, net	12,038	109,263	—	—	121,301		(47,615)	73,686
Foreign currency translation adjustment	—	—	—	(2,314)	(2,314)		810	(1,504)
Unrealized losses on cash flow hedges	—	—	—	(162)	(162)		64	(98)

Total other comprehensive income before reclassifications	12,038	109,263	—	(2,476)	118,825		(46,741)	72,084

Amounts reclassified from accumulated other comprehensive income that (increase)decrease net income:

Accretion of unrealized holding losses on held-to-maturity (“HTM”) securities	1	2,539	—	—	2,540	(a)	(997)	1,543
Amortization of prior service credit	—	—	(5,933)	—	(5,933	)(d)	2,328	(3,605)
Amortization of actuarial losses	—	—	10,871	—	10,871	(d)	(4,267)	6,604

Total reclassifications	1	2,539	4,938	—	7,478		(2,936)	4,542

Total gain (loss) during the period	12,039	111,802	4,938	(2,476)	126,303		(49,677)	76,626

Balance – September 30, 2014	$49,294	130,252	(156,679)	(2,361)	$20,506		(8,039)	$12,467

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.	Comprehensive income, continued

	Investment Securities
	With OTTI	All other	Defined benefit plans	Other	Total amount before tax		Income tax	Net
	(in thousands)

Balance – January 1, 2013	$(91,835)	152,199	(455,590)	(431)	$(395,657)		155,393	$(240,264)

Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	59,523	(61,706)	—	—	(2,183)		814	(1,369)
Foreign currency translation adjustment	—	—	—	296	296		(91)	205

Total other comprehensive income before reclassifications	59,523	(61,706)	—	296	(1,887)		723	(1,164)

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:

Accretion of unrealized holding losses on HTM securities	230	3,127	—	—	3,357	(a)	(1,318)	2,039
OTTI charges recognized in net income	9,800	—	—	—	9,800	(b)	(3,847)	5,953
Losses (gains) realized in net income	41,217	(8,129)	—	—	33,088	(c)	(12,987)	20,101
Amortization of prior service credit	—	—	(5,936)	—	(5,936	)(d)	2,330	(3,606)
Amortization of actuarial losses	—	—	31,077	—	31,077	(d)	(12,198)	18,879

Total reclassifications	51,247	(5,002)	25,141	—	71,386		(28,020)	43,366

Total gain (loss) during the period	110,770	(66,708)	25,141	296	69,499		(27,297)	42,202

Balance – September 30, 2013	$18,935	85,491	(430,449)	(135)	$(326,158)		128,096	$(198,062)

(a)	Included in interest income
(b)	Included in OTTI losses recognized in earnings
(c)	Included in gain (loss) on bank investment securities
(d)	Included in salaries and employee benefits expense

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment securities		Defined benefit plans	Other	Total
	With OTTI	All other
	(in thousands)

Balance – December 31, 2013	$22,632	11,294	(98,182)	97	$(64,159)

Net gain (loss) during period	7,314	67,915	2,999	(1,602)	76,626

Balance – September 30, 2014	$29,946	79,209	(95,183)	(1,505)	$12,467

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of September 30, 2014.

The net effect of interest rate swap agreements was to increase net interest income by $11 million for each of the three-month periods ended September 30, 2014 and 2013, and $34 million and $30 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

At September 30, 2014, interest rate swap agreements were used as fair value hedges for approximately $1.4 billion of outstanding fixed rate long-term borrowings. Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional amount	Average maturity	Weighted- average rate
			Fixed	Variable
	(in thousands)	(in years)
September 30, 2014
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,400,000	2.9	4.42%	1.19%

December 31, 2013
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,400,000	3.7	4.42%	1.20%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $17.2 billion and $17.4 billion at September 30, 2014 and December 31, 2013, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $1.0 billion and $1.4 billion at September 30, 2014 and December 31, 2013, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$76,249	102,875	$—	—
Commitments to sell real estate loans (a)	1,454	6,957	2,438	487

	77,703	109,832	2,438	487
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	16,732	7,616	240	3,675
Commitments to sell real estate loans (a)	1,387	6,120	3,157	230
Trading:
Interest rate contracts (b)	203,779	274,864	165,065	234,455
Foreign exchange and other option and futures contracts (b)	17,049	15,831	16,677	15,342

	238,947	304,431	185,139	253,702

Total derivatives	$316,650	414,263	$187,577	254,189

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

	Amount of unrealized gain (loss) recognized
	Three months ended September 30, 2014		Three months ended September 30, 2013
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(16,792)	16,380	$(86)	(20)

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$132		$2,778
Foreign exchange and other option and futures contracts (b)	(781)		(862)

Total	$(649)		$1,916

	Amount of unrealized gain (loss) recognized
	Nine months ended September 30, 2014		Nine months ended September 30, 2013
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(26,627)	25,658	$(29,097)	27,733

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$1,214		$5,974
Foreign exchange and other option and futures contracts (b)	(6,597)		(2,469)

Total	$(5,383)		$3,505

(a)	Reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $28 million and $23 million at September 30, 2014 and December 31, 2013, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, was $149 million and $194 million at September 30, 2014 and December 31, 2013, respectively. After consideration of such netting arrangements, the net liability positions with counterparties aggregated $89 million and $107 million at September 30, 2014 and December 31, 2013, respectively. The Company was required to post collateral relating to those positions of $81 million and $95 million at September 30, 2014 and December 31, 2013, respectively. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt rating were to fall below specified ratings, the counterparties to the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit-risk-related contingent features in a net liability position on September 30, 2014 was $26 million, for which the Company had posted collateral of $18 million in the normal course of business. If the credit-risk-related contingent features had been triggered on September 30, 2014, the maximum amount of additional collateral the Company would have been required to post to counterparties was $8 million.

The aggregate fair value of derivative financial instruments in an asset position, which are subject to enforceable master netting arrangements, was $134 million and $183 million at September 30, 2014 and December 31, 2013, respectively. After consideration of such netting arrangements, the net asset positions with counterparties aggregated $74 million and $95 million at September 30, 2014 and December 31, 2013, respectively. Counterparties posted collateral relating to those positions of $74 million and $93 million at September 30, 2014 and December 31, 2013, respectively. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and additional collateral for contracts in a net liability position. The net fair values of derivative financial instruments

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

cleared through clearinghouses at each of September 30, 2014 and December 31, 2013 were not material. Collateral posted with clearinghouses was $34 million and $14 million at September 30, 2014 and December 31, 2013, respectively, and was predominantly related to initial margin requirements.

11.	Variable interest entities and asset securitizations

In the third quarter of 2013, the Company securitized approximately $1.8 billion of one-to-four family residential real estate loans in guaranteed mortgage securitizations with the Government National Mortgage Association (“Ginnie Mae”). Approximately $1.0 billion of such loans were formerly held in the Company’s loan portfolio, whereas the remaining $811 million of the loans were newly originated. The Company recognized gains of $35 million related to loans previously held for investment, which was recorded in “other revenues from operations,” and gains of $15 million on newly originated loans, which was reflected in “mortgage banking revenues.” In total, the Company securitized approximately $2.8 billion of one-to-four family residential real estate loans in guaranteed mortgage securitizations with Ginnie Mae during the nine months ended September 30, 2013. Approximately $1.4 billion of such loans were formerly held in the Company’s loan portfolio, whereas the remaining $1.4 billion were newly originated. For the nine months ended September 30, 2013, the Company recognized pre-tax gains of $42 million related to loans previously held for investment, which were recorded in “other revenues from operations,” and pre-tax gains of $25 million on newly originated loans, which were reflected in “mortgage banking revenues.” As a result of the securitization structure, the Company does not have effective control over the underlying loans and expects no material credit-related losses on the retained securities as a result of the guarantees by Ginnie Mae. In similar transactions for the nine months ended September 30, 2014, the Company securitized $110 million of one-to-four family residential real estate loans that had been originated for sale in guaranteed mortgage securitizations with Ginnie Mae and retained the resulting securities in its investment portfolio. Pre-tax gains on such transactions were not material. In the third quarter of 2013, the Company securitized and sold approximately $1.4 billion of automobile loans held in its loan portfolio. The Company recognized gains of $21 million related to the sale, which was recorded in “other revenues from operations.” The Company has securitized loans to improve its regulatory capital ratios and strengthen its liquidity and risk profile as a result of changing regulatory liquidity and capital requirements.

In accordance with GAAP, the Company determined that it was the primary beneficiary of a residential mortgage loan securitization trust considering its role as servicer and its retained subordinated interests in the trust. As a result, the Company has included the one-to-four family residential mortgage loans that were included in the trust in its consolidated financial statements. At September 30, 2014 and December 31, 2013, the carrying values of the loans in the securitization trust were $105 million and $121 million, respectively. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to M&T at September 30, 2014 and December 31, 2013 was $16 million and $18 million, respectively. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at September 30, 2014 is limited to realizing the carrying value of the loans less the amount of the mortgage-backed securities held by the third parties.

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

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.3 billion at September 30, 2014 and December 31, 2013, respectively. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $257 million, including $71 million of unfunded commitments, at September 30, 2014 and $236 million, including $45 million of unfunded commitments, at December 31, 2013. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.

12.	Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at September 30, 2014.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

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

Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. The Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at September 30, 2014 and December 31, 2013. The modeling techniques included estimating cash flows using bond-specific assumptions about future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. In determining a market yield applicable to the estimated cash flows, a margin over LIBOR ranging from 4% to 10%, with a weighted-average of 7%, was used. Significant unobservable inputs used in the determination of estimated fair value of collateralized debt obligations are included in the accompanying table of significant unobservable inputs to Level 3 measurements. At September 30, 2014, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $31 million and $55 million, respectively, and at December 31, 2013 were $42 million

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The following tables present assets and liabilities at September 30, 2014 and December 31, 2013 measured at estimated fair value on a recurring basis:

	Fair value measurements at September 30, 2014	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)

Trading account assets	$296,913	50,757	246,156	—
Investment securities available for sale:
U.S. Treasury and federal agencies	166,187	—	166,187	—
Obligations of states and political subdivisions	9,391	—	9,391	—
Mortgage-backed securities:
Government issued or guaranteed	8,894,051	—	8,894,051	—
Privately issued	112	—	—	112
Collateralized debt obligations	54,808	—	—	54,808
Other debt securities	125,399	—	125,399	—
Equity securities	134,069	70,401	63,668	—

	9,384,017	70,401	9,258,696	54,920

Real estate loans held for sale	625,258	—	625,258	—
Other assets (b)	95,822	—	79,090	16,732

Total assets	$10,402,010	121,158	10,209,200	71,652

Trading account liabilities	$181,742	—	181,742	—
Other liabilities (b)	5,835	—	5,595	240

Total liabilities	$187,577	—	187,337	240

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

	Fair value measurements at December 31, 2013	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)

Trading account assets	$376,131	51,386	324,745	—
Investment securities available for sale:
U.S. Treasury and federal agencies	37,776	—	37,776	—
Obligations of states and political subdivisions	10,811	—	10,811	—
Mortgage-backed securities:
Government issued or guaranteed	4,165,086	—	4,165,086	—
Privately issued	1,850	—	—	1,850
Collateralized debt obligations	63,083	—	—	63,083
Other debt securities	120,085	—	120,085	—
Equity securities	133,095	82,450	50,645	—

	4,531,786	82,450	4,384,403	64,933

Real estate loans held for sale	468,650	—	468,650	—
Other assets (b)	123,568	—	115,952	7,616

Total assets	$5,500,135	133,836	5,293,750	72,549

Trading account liabilities	$249,797	—	249,797	—
Other liabilities (b)	4,392	—	717	3,675

Total liabilities	$254,189	—	250,514	3,675

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three months and nine months ended September 30, 2014 and 2013.
(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2014 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities	Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – June 30, 2014	$119	$56,200		$22,023

Total gains (losses) realized/unrealized:
Included in earnings	—	—		9,657	(b)
Included in other comprehensive income	—	2,201	(e)	—
Settlements	(7)	(3,593)		—
Transfers in and/or out of Level 3 (c)	—	—		(15,188	)(d)

Balance – September 30, 2014	$112	$54,808		$16,492

Changes in unrealized gains (losses) included in earnings related to assets still held at September 30, 2014	$—	$—		$12,421	(b)

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

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2014 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)

Balance – January 1, 2014	$1,850		$63,083		$3,941

Total gains (losses) realized/unrealized:
Included in earnings	—		—		63,557	(b)
Included in other comprehensive income	272	(e)	11,333	(e)	—
Settlements	(2,010)		(19,608)		—
Transfers in and/or out of Level 3 (c)	—		—		(51,006	)(d)

Balance – September 30, 2014	$112		$54,808		$16,492

Changes in unrealized gains (losses) included in earnings related to assets still held at September 30, 2014	$—		$—		$17,773	(b)

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

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 20% to 90% at September 30, 2014. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $196 million at September 30, 2014 ($112 million and $84 million of which were classified as Level 2 and Level 3, respectively), $222 million at December 31, 2013 ($173 million and $49 million of which were classified as Level 2 and Level 3, respectively) and $247 million at September 30, 2013 ($163 million and $84 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2014 were decreases of $23 million and $46 million for the three- and nine-month periods ended September 30, 2014, respectively. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2013 were decreases of $33 million and $82 million for the three- and nine-month periods ended September 30, 2013, respectively.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $21 million and $20 million at September 30, 2014 and September 30, 2013, respectively. Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month and nine-month periods ended September 30, 2014 and 2013.

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at September 30, 2014 and December 31, 2013.

	Fair value at September 30, 2014	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
	(in thousands)
Recurring fair value measurements

Privately issued mortgage–backed securities	$112	Two independent pricing quotes	—	—

Collateralized debt obligations	54,808	Discounted cash flow	Probability of default	14%-57% (37%)
			Loss severity	100%

Net other assets (liabilities)(a)	16,492	Discounted cash flow	Commitment expirations	0%-95% (20%)

	Fair value at December 31, 2013	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
	(in thousands)
Recurring fair value measurements

Privately issued mortgage–backed securities	$1,850	Two independent pricing quotes	—	—

Collateralized debt obligations	63,083	Discounted cash flow	Probability of default	17%-55% (39%)
			Loss severity	100%

Net other assets (liabilities)(a)	3,941	Discounted cash flow	Commitment expirations	0%-90% (20%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

Sensitivity of fair value measurements to changes in unobservable inputs

An increase (decrease) in the probability of default and loss severity for collateralized debt securities would generally result in a lower (higher) fair value measurement.

An increase (decrease) in the estimate of expirations for commitments to originate real-estate loans would generally result in a lower (higher) fair value measurement. Estimated commitment expirations are derived considering loan type, changes in interest rates and remaining length of time until closing.

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	September 30, 2014
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,523,643	$1,523,643	$1,444,153	$79,490	$—
Interest-bearing deposits at banks	7,676,064	7,676,064	—	7,676,064	—
Trading account assets	296,913	296,913	50,757	246,156	—
Investment securities	13,348,368	13,333,944	70,401	13,051,825	211,718
Loans and leases:
Commercial loans and leases	19,112,009	18,838,297	—	—	18,838,297
Commercial real estate loans	26,942,847	26,831,373	—	158,938	26,672,435
Residential real estate loans	8,663,408	8,686,180	—	5,389,134	3,297,046
Consumer loans	10,854,095	10,763,554	—	—	10,763,554
Allowance for credit losses	(918,633)	—	—	—	—

Loans and leases, net	64,653,726	65,119,404	—	5,548,072	59,571,332
Accrued interest receivable	243,779	243,779	—	243,779	—

Financial liabilities:
Noninterest-bearing deposits	$(27,440,524)	$(27,440,524)	$—	$(27,440,524)	$—
Savings deposits and NOW accounts	(43,488,444)	(43,488,444)	—	(43,488,444)	—
Time deposits	(3,170,998)	(3,192,395)	—	(3,192,395)	—
Deposits at Cayman Islands office	(241,536)	(241,536)	—	(241,536)	—
Short-term borrowings	(164,609)	(164,609)	—	(164,609)	—
Long-term borrowings	(9,061,391)	(9,214,644)	—	(9,214,644)	—
Accrued interest payable	(74,278)	(74,278)	—	(74,278)	—
Trading account liabilities	(181,742)	(181,742)	—	(181,742)	—

Other financial instruments:
Commitments to originate real estate loans for sale	$16,492	$16,492	$—	$—	$16,492
Commitments to sell real estate loans	(2,754)	(2,754)	—	(2,754)	—
Other credit-related commitments	(114,405)	(114,405)	—	—	(114,405)
Interest rate swap agreements used for interest rate risk management	76,249	76,249	—	76,249	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

	December 31, 2013
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,672,934	$1,672,934	$1,596,877	$76,057	$—
Interest-bearing deposits at banks	1,651,138	1,651,138	—	1,651,138	—
Trading account assets	376,131	376,131	51,386	324,745	—
Investment securities	8,796,497	8,690,494	82,450	8,384,106	223,938
Loans and leases:
Commercial loans and leases	18,705,216	18,457,288	—	—	18,457,288
Commercial real estate loans	26,148,208	26,018,195	—	67,505	25,950,690
Residential real estate loans	8,928,221	8,867,872	—	5,432,207	3,435,665
Consumer loans	10,291,514	10,201,087	—	—	10,201,087
Allowance for credit losses	(916,676)	—	—	—	—

Loans and leases, net	63,156,483	63,544,442	—	5,499,712	58,044,730
Accrued interest receivable	222,558	222,558	—	222,558	—

Financial liabilities:
Noninterest-bearing deposits	$(24,661,007)	$(24,661,007)	$—	$(24,661,007)	$—
Savings deposits and NOW accounts	(38,611,021)	(38,611,021)	—	(38,611,021)	—
Time deposits	(3,523,838)	(3,542,789)	—	(3,542,789)	—
Deposits at Cayman Islands office	(322,746)	(322,746)	—	(322,746)	—
Short-term borrowings	(260,455)	(260,455)	—	(260,455)	—
Long-term borrowings	(5,108,870)	(5,244,902)	—	(5,244,902)	—
Accrued interest payable	(43,419)	(43,419)	—	(43,419)	—
Trading account liabilities	(249,797)	(249,797)	—	(249,797)	—

Other financial instruments:
Commitments to originate real estate loans for sale	$3,941	$3,941	$—	$—	$3,941
Commitments to sell real estate loans	12,360	12,360	—	12,360	—
Other credit-related commitments	(118,886)	(118,886)	—	—	(118,886)
Interest rate swap agreements used for interest rate risk management	102,875	102,875	—	102,875	—

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

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

	September 30, 2014	December 31, 2013
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$6,213,108	6,218,823
Commercial real estate loans to be sold	141,446	62,386
Other commercial real estate and construction	5,224,757	3,919,545
Residential real estate loans to be sold	557,326	469,869
Other residential real estate	473,697	384,617
Commercial and other	11,037,757	10,419,545

Standby letters of credit	3,524,483	3,600,528

Commercial letters of credit	52,329	53,284

Financial guarantees and indemnification contracts	2,518,989	2,457,633

Commitments to sell real estate loans	1,127,641	854,656

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $2.3 billion at each of September 30, 2014 and December 31, 2013.

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

The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with certain mortgage loans originated by the Company. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of loss. The outstanding loan principal balances reinsured by the Company were approximately $12 million at September 30, 2014. Management believes that any reinsurance losses that may be payable by the Company will not be material to the Company’s consolidated financial position.

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At September 30, 2014, management believes that any further liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13.	Commitments and contingencies, continued

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

Information about the Company’s segments is presented in the following table:

	Three months ended September 30
	2014			2013
	Total revenues(a)	Inter- segment revenues	Net income (loss)	Total revenues(a)	Inter- segment revenues	Net income (loss)
	(in thousands)

Business Banking	$107,410	1,082	30,905	107,887	1,237	26,552

Commercial Banking	249,124	1,281	101,740	257,317	1,383	97,221

Commercial Real Estate	167,383	442	78,581	171,094	399	79,450

Discretionary Portfolio	17,881	(5,478)	8,279	44,040	(19,584)	25,182

Residential Mortgage Banking	110,237	12,875	25,021	92,505	15,241	12,731

Retail Banking	274,117	3,735	32,901	314,273	3,351	53,965

All Other	194,018	(13,937)	(2,083)	163,380	(2,027)	(622)

Total	$1,120,170	—	275,344	1,150,496	—	294,479

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14.	Segment information, continued

	Nine months ended September 30
	2014			2013
	Total revenues(a)	Inter- segment revenues	Net income (loss)	Total revenues(a)	Inter- segment revenues	Net income (loss)
	(in thousands)

Business Banking	$314,397	3,359	87,263	319,791	3,750	89,675

Commercial Banking	750,206	3,834	306,863	760,074	4,048	291,828

Commercial Real Estate	490,655	1,315	230,668	524,160	2,505	245,826

Discretionary Portfolio	72,450	(15,799)	34,538	41,972	(38,200)	18,992

Residential Mortgage Banking	315,576	34,395	72,144	324,168	55,528	81,235

Retail Banking	804,499	11,137	94,646	898,295	10,206	157,815

All Other	574,453	(38,241)	(37,425)	557,244	(37,837)	31,687

Total	$3,322,236	—	788,697	3,425,704	—	917,058

	Average total assets
	Nine months ended September 30		Year ended December 31
	2014	2013	2013
	(in millions)

Business Banking	$5,287	5,041	5,080
Commercial Banking	22,805	21,554	21,655
Commercial Real Estate	16,941	17,112	17,150
Discretionary Portfolio	20,306	16,224	16,480
Residential Mortgage Banking	3,262	2,783	2,858
Retail Banking	10,348	11,304	10,997
All Other	11,003	9,082	9,442

Total	$89,952	83,100	83,662

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $5,841,000 and $6,105,000 for the three-month periods ended September 30, 2014 and 2013, respectively, and $17,635,000 and $18,772,000 for the nine-month periods ended September 30, 2014 and 2013, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15.	Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting. The carrying value of that investment was $51 million at September 30, 2014.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $5.0 billion and $5.5 billion at September 30, 2014 and December 31, 2013, respectively. Revenues from those servicing rights were $6 million and $7 million during the three months ended September 30, 2014 and 2013, respectively, and $20 million and $23 million for the nine months ended September 30, 2014 and 2013, respectively. The Company sub-services residential real estate loans for Bayview Financial having outstanding principal balances totaling $43.2 billion and $45.6 billion at September 30, 2014 and December 31, 2013, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $29 million and $8 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $82 million and $12 million for the nine-month periods ended September 30, 2014 and 2013, respectively. In addition, the Company held $207 million and $220 million of mortgage-backed securities in its held-to-maturity portfolio at September 30, 2014 and December 31, 2013, respectively, that were securitized by Bayview Financial.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income for M&T Bank Corporation (“M&T”) in the third quarter of 2014 was $275 million or $1.91 of diluted earnings per common share, compared with $294 million or $2.11 of diluted earnings per common share in the year-earlier quarter. During the second quarter of 2014, net income totaled $284 million or $1.98 of diluted earnings per common share. Basic earnings per common share were $1.92 in the recent quarter, compared with $2.13 in the third quarter of 2013 and $1.99 in the second quarter of 2014. For the first nine months of 2014, net income was $789 million or $5.50 of diluted earnings per common share, compared with $917 million or $6.64 of diluted earnings per common share during the similar period of 2013. Basic earnings per common share were $5.54 and $6.69 for the first nine months of 2014 and 2013, respectively.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the recent quarter was 1.17%, compared with 1.39% in the third quarter of 2013 and 1.27% in the second quarter of 2014. The annualized rate of return on average common shareholders’ equity was 9.18% in the third quarter of 2014, compared with 11.06% and 9.79% in the year-earlier quarter and in 2014’s second quarter, respectively. During the nine-month period ended September 30, 2014, the annualized rates of return on average assets and average common shareholders’ equity were 1.17% and 9.07%, respectively, compared with 1.48% and 11.98%, respectively, in the first nine months of 2013.

Reflected in the results for the third quarter of 2013 were after-tax gains from loan securitization transactions of $34 million ($56 million pre-tax), or $.26 per diluted common share. During that quarter, the Company securitized approximately $1.0 billion of one-to-four family residential real estate loans previously held in the Company’s loan portfolio into guaranteed mortgage-backed securities with the Government National Mortgage Association (“Ginnie Mae”) and recognized gains of $35 million. The Company retained the substantial majority of those securities in its investment securities portfolio. In addition, the Company securitized and sold in September 2013 approximately $1.4 billion of automobile loans held in its loan portfolio, resulting in a gain of $21 million.

In addition to the securitization gains realized in the third quarter of 2013, results for the nine-month period ended September 30, 2013 included certain other noteworthy items. During the second quarter of 2013, the Company sold the majority of its privately issued mortgage-backed securities that had been held in the available-for-sale investment securities portfolio for an after-tax loss of $28 million ($46 million pre-tax), or $.22 per diluted common share. The Company’s holdings of Visa and MasterCard shares were also sold during that quarter for an after-tax gain of $62 million ($103 million pre-tax), or $.48 per diluted common share. Finally, during 2013’s second quarter the Company reversed an accrual for a contingent compensation obligation assumed in the May 2011 acquisition of Wilmington Trust Corporation that expired, resulting in a $26 million reduction of “other expense – other costs of operations” having an after-tax impact of $15 million, or $.12 of diluted earnings per common share. The gains on securitization transactions in 2013’s third quarter and the noteworthy items in the second quarter of 2013 increased net income by $83 million, or $.64 per diluted common share, in the first nine months of 2013. There were no similar significant noteworthy items reflected in the Company’s results in the three-month and nine-month periods ended September 30, 2014.

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”) headquartered in Paramus, New Jersey, under which Hudson City would be acquired by M&T. Pursuant to the terms of the agreement, Hudson City common shareholders would receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). The estimated purchase price considering the closing price of M&T’s common stock of $123.29 on September 30, 2014 was $5.4 billion.

As of September 30, 2014, Hudson City had $37.2 billion of assets, including $22.4 billion of loans and $8.4 billion of investment securities, and $32.3 billion of liabilities, including $20.0 billion of deposits. The merger has received the approval of the common shareholders of M&T and Hudson City. However, the merger is subject to a number of other conditions, including regulatory approvals.

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

Management believes that the Company will be able to comply with the revised capital adequacy requirements upon their implementation. More specifically, management estimates that the Company’s ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets under the New Capital Rules (and as defined therein) on a fully phased-in basis was approximately 9.50% as of September 30, 2014, reflecting a good faith estimate of the computation of CET1 and the Company’s risk-weighted assets under the methodologies set forth in the New Capital Rules.

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

On September 3, 2014, the Federal Reserve Board and other banking regulators adopted final rules implementing a U.S. version of the Basel Committee’s Liquidity Coverage Ratio requirement (“LCR”). The LCR, including the modified version applicable to bank holding companies, such as M&T, with $50 billion or more in total consolidated assets that are not “advanced approaches” institutions, requires a banking organization to maintain an amount of unencumbered “high-quality liquid assets” equal to the amount of its total net cash outflows over a 30-day stress period. Only specific classes of assets qualify under the rule as high-quality assets (the numerator of the ratio), with riskier classes of assets subject to haircuts and caps. The total net cash outflow amount (the denominator of the ratio) is determined under the rule by applying outflow and inflow rates, which reflect certain standardized stressed assumptions, against the balances of the banking organization’s funding sources, obligations, transactions and assets over the 30-day stress period. Inflows that can be included to offset outflows are limited to 75% of outflows (which effectively means that banking organizations must hold high-quality liquid assets equal to 25% of outflows even if outflows perfectly match inflows over the stress period). The total net cash outflow amount for the modified LCR applicable to M&T is capped at 70% of the outflow rate that applies to the full LCR.

The initial compliance date for the modified LCR will be January 2016, with the requirement fully phased-in by January 2017. In anticipation of the adoption of the LCR, the Company has added Ginnie Mae and Federal National Mortgage Association (“Fannie Mae”) mortgage-backed securities to its investment portfolio during 2013 and 2014 that will qualify as high-quality liquid assets under the LCR rule through purchase and securitization transactions. The LCR is a minimum requirement, and the Federal Reserve Board can impose additional liquidity requirements as a supervisory matter.

Supplemental Reporting of Non-GAAP Results of Operations

M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and gains and expenses associated with merging acquired operations into the Company, since such items are considered by management to be “nonoperating” in nature. As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.6 billion at each of September 30, 2014, September 30, 2013 and December 31, 2013. Included in such intangible assets was goodwill of $3.5 billion at each of those dates. Amortization of core deposit and other intangible assets, after tax effect, totaled $4 million ($.03 per diluted common share) during the third quarter of 2014, compared with $6 million ($.05 per diluted common share) during the year-earlier quarter and $6 million ($.04 per diluted common share) during the second quarter of 2014. For the nine-month periods ended September 30, 2014 and 2013, amortization of core deposit and other intangible assets, after tax effect, totaled $16 million ($.12 per diluted common share) and $22 million ($.17 per diluted share), respectively. The after-tax impact of merger-related expenses in the nine-month period ended September 30, 2013 was $8 million ($12 million pre-tax). There were no merger-related expenses during the third quarter of 2013 or in the first nine months of 2014. The merger-related expenses in 2013 were associated with M&T’s pending acquisition of Hudson City. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Net operating income was $280 million in the recent quarter, compared with $301 million in the third quarter of 2013. Diluted net operating earnings per common share for the third quarter of 2014 were $1.94, compared with $2.16 in the year-earlier quarter. Net operating income and diluted net operating earnings per common share were $290 million and $2.02, respectively, in the second quarter of 2014. For the first nine months of 2014, net operating income and diluted net operating earnings per common share were $805 million and $5.62, respectively, compared with $947 million and $6.87, respectively, in the corresponding 2013 period.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.24%, compared with 1.48% in the year-earlier quarter and 1.35% in the second quarter of 2014. Net operating income represented an annualized return on average tangible common equity of 13.80% in the recently completed quarter, compared with 17.64% in the third quarter of 2013 and 14.92% in 2014’s second quarter. For the first nine months of 2014, net operating income represented an annualized return on average tangible assets and average tangible common shareholders’ equity of 1.25% and 13.84%, respectively, compared with 1.59% and 19.66%, respectively, in the similar period of 2013.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income totaled $675 million in the third quarter of 2014, compared with $679 million in the year-earlier quarter. That modest decrease reflected a 38 basis point (hundredths of one percent) narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 3.23% in the recent quarter offset, in part, by an $8.1 billion, or 11%, increase in average earning assets, including $5.8 billion of average investment securities balances. Taxable-equivalent net interest income was also $675 million in the second quarter of 2014. A 17 basis point decline of the net interest margin in the recent quarter from 3.40% in the linked quarter was offset by a $3.2 billion increase in average earning assets, including a $1.8 billion rise in average investment securities. In each quarterly comparison, the decline in the net interest margin was attributable to increased lower-yielding balances of investment securities and deposits held at the Federal Reserve Bank of New York combined with downward pressure on yields earned on loans. The growth in investment securities resulted from actions taken by M&T in response to new regulatory liquidity requirements that were recently finalized and will become effective in January 2016.

For the first three quarters of 2014, taxable-equivalent net interest income was $2.01 billion, down 1% from $2.03 billion in the similar period of 2013. That decline was attributable to a 30 basis point narrowing of the net interest margin to 3.38% in 2014 from 3.68% in 2013 that reflected lower yields on average loans outstanding, predominantly offset by higher average earning assets, which rose $5.9 billion or 8% to $79.6 billion in the first nine months of 2014. Contributing to the growth in average earning assets were higher balances of investment securities and interest-bearing deposits at the Federal Reserve Bank of New York, partially offset by lower average balances of loans outstanding.

Average loans and leases totaled $64.8 billion in the recent quarter, compared with $64.9 billion in the third quarter of 2013. Commercial loans and leases averaged $18.9 billion in the third quarter of 2014, up $1.1 billion or 6% from $17.8 billion in the year-earlier quarter. Average commercial real estate loans averaged $26.5 billion in the recent quarter, compared with $26.1 billion in the third quarter of 2013. Average residential real estate loans outstanding declined $1.0 billion or 10% to $8.6 billion in 2014’s third quarter from $9.6 billion in the year-earlier quarter. Included in that portfolio were loans originated for sale, which averaged $424 million in the recently completed quarter, compared with $1.1 billion in the third quarter of 2013. Excluding loans held for sale, average residential real estate loans decreased $336 million from the third quarter of 2013 to the third quarter of 2014. That decrease was largely due to securitization activity during the third quarter of 2013. During the second quarter of 2013, the Company securitized approximately $296 million of residential real estate loans and during the third quarter of 2013 approximately $1.0 billion of residential real estate loans were securitized. The residential real estate loans were guaranteed by the Federal Housing Administration (“FHA”) and a substantial majority of the resulting Ginnie Mae mortgage-backed investment securities were retained by the Company in the investment securities portfolio. Consumer loans averaged $10.8 billion in the recent quarter, $542 million or 5% lower than $11.3 billion in the third quarter of 2013. That decline was predominantly due to lower average balances of automobile loans. In September 2013, the Company securitized and sold approximately $1.4 billion of automobile loans held in its loan portfolio. The Company securitized loans to improve its regulatory capital ratios and strengthen its liquidity and risk profile, including the ability to pledge any of the retained assets, as a result of changing regulatory requirements.

Average loan balances in the recent quarter rose $420 million, or 1%, from the second quarter of 2014. Average commercial real estate loans increased $348 million, or 1%, from 2014’s second quarter, average balances of consumer loans rose $275 million, or 3%, while average outstanding commercial loan and lease balances declined $89 million and average residential real estate loans decreased $113 million, or 1%. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

Dollars in millions

		Percent increase (decrease) from
	3rd Qtr. 2014	3rd Qtr. 2013	2nd Qtr. 2014
Commercial, financial, etc.	$18,889	6%	—%
Real estate – commercial	26,487	1	1
Real estate – consumer	8,634	(10)	(1)
Consumer
Automobile	1,768	(25)	13
Home equity lines	5,751	—	—
Home equity loans	304	(22)	(6)
Other	2,930	5	3

Total consumer	10,753	(5)	3

Total	$64,763	—%	1%

For the first nine months of 2014, average loans and leases aggregated $64.3 billion, down $1.3 billion or 2% from $65.6 billion in the corresponding 2013 period. The most significant factors contributing to that decline were the 2013 loan securitizations noted earlier.

The investment securities portfolio averaged $12.8 billion in the recent quarter, up $5.8 billion or 83% from $7.0 billion in the third quarter of 2013 and $1.8 billion or 17% above the $11.0 billion averaged in the second quarter of 2014. For the first nine months of 2014 and 2013, investment securities averaged $11.0 billion and $6.0 billion, respectively. Each of those increases reflects the net effect of purchases, securitization transactions and sales during 2013 and purchases during the first nine months of 2014, partially offset by maturities and pay-downs of mortgage-backed securities. Beginning in the second quarter of 2013, the Company undertook certain actions to improve its regulatory capital and liquidity positions in response to evolving regulatory requirements. As a result, in the second quarter of 2013 approximately $1.0 billion of privately issued mortgage-backed securities held in the available-for-sale portfolio were sold, as were the Company’s holdings of Visa and MasterCard common stock. In the second and third quarters of 2013, the Company securitized approximately $1.3 billion of residential real estate loans guaranteed by the FHA that were held in its loan portfolio. A substantial majority of the Ginnie Mae securities resulting from those securitizations were retained by the Company. During the second quarter of 2013, the Company also began originating FHA residential real estate loans for purposes of securitizing such loans into Ginnie Mae mortgage-backed securities to be retained in the Company’s investment securities portfolio. Approximately $1.6 billion of such loans were originated and securitized during 2013. Finally, beginning in May 2013 the Company purchased approximately $1.9 billion of Ginnie Mae securities and $250 million of Fannie Mae securities that were added to the investment securities portfolio during 2013, and another $4.6 billion of Fannie Mae securities and $571 million of Ginnie Mae securities were purchased during the first nine months of 2014. The Company has increased its holdings of investment securities in response to changing regulatory requirements.

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

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” Nevertheless, there were no other-than-temporary impairment charges recognized during the first nine months of 2014 or the second and third quarters of 2013. During the first quarter of 2013, the Company recognized other-than-temporary impairment charges of $10 million. Those impairment charges related to certain privately issued mortgage-backed securities. Persistently high unemployment, loan delinquencies and foreclosures that led to a backlog of homes held for sale by financial institutions and others were significant factors contributing to the recognition of the other-than-temporary impairment charges related to those securities. Substantially all of the privately issued mortgage-backed securities held in the available-for-sale investment securities portfolio were sold late in the second quarter of 2013. The impairment charge in the initial quarter of 2013 related to a subset of those securities. Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-earning deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $5.2 billion in the recent quarter, compared with $2.8 billion and $4.3 billion in the third quarter of 2013 and the second quarter of 2014, respectively. Interest-bearing deposits at banks averaged $5.1 billion in the third quarter of 2014, compared with $2.6 billion in the year-earlier quarter and $4.1 billion in 2014’s second quarter. For the nine-month periods ended September 30, 2014 and 2013, average balances of other earning assets were $4.3 billion and $2.1 billion, respectively, including $4.1 billion and $1.9 billion, respectively, of interest-bearing deposits at banks. The higher level of average interest-bearing deposits at banks in the second and third quarters of 2014 and in the nine-month period ended September 30, 2014 as compared with the 2013 periods was due, in part, to liquidity provided through long-term borrowings from the Federal Home Loan Bank (“FHLB”) of New York and M&T Bank’s Bank Note Program to meet changing regulatory liquidity requirements. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

As a result of the changes described herein, average earning assets aggregated $82.8 billion in the third quarter of 2014, compared with $74.7 billion in the year-earlier quarter and $79.6 billion in the second quarter of 2014. Average earning assets totaled $79.6 billion and $73.7 billion during the nine-month periods ended September 30, 2014 and 2013, respectively.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits averaged $69.1 billion in the third quarter of 2014, up 8% from $64.1 billion in the year-earlier quarter and 2% higher than $67.8 billion in the second quarter of 2014. The growth in core deposits since the third quarter of 2013 was due, in part, to higher deposits of trust customers and to the lack of attractive alternative investments available to the Company’s customers resulting from lower interest rates and from the economic environment in the U.S. The low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have generally increased. The following table summarizes quarterly changes in the components of average core deposits. For the nine-month periods ended September 30, 2014 and 2013, core deposits averaged $67.5 billion and $63.2 billion, respectively.

AVERAGE CORE DEPOSITS

Dollars in millions

		Percent increase (decrease) from
	3rd Qtr. 2014	3rd Qtr. 2013	2nd Qtr. 2014
NOW accounts	$1,017	12%	2%
Savings deposits	40,042	12	4
Time deposits	2,867	(15)	(3)
Noninterest-bearing deposits	25,127	5	(1)

Total	$69,053	8%	2%

Additional funding sources for the Company included branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits. Time deposits over $250,000, excluding brokered certificates of deposit, averaged $361 million in the third quarter of 2014, compared with $333 million and $378 million in the third quarter of 2013 and the second quarter of 2014, respectively. Cayman Islands office deposits averaged $325 million, $392 million and $339 million for the three-month periods ended September 30, 2014, September 30, 2013 and June 30, 2014, respectively. Brokered time deposits averaged $229 million in the third quarter of 2013 but less than $5 million in each of the second and third quarters of 2014. The Company also had brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged $1.0 billion during the recent quarter, compared with $1.2 billion and $1.1 billion during the third quarter of 2013 and the second quarter of 2014, respectively. The levels of brokered NOW and brokered money-market deposit accounts reflect the demand for such deposits, largely resulting from the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. The level of Cayman Islands office deposits are also reflective of customer demand. Additional amounts of Cayman Island office deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding. Average short-term borrowings totaled $181 million in the recent quarter, compared with $299 million in the third quarter of 2013 and $220 million in the second quarter of 2014. Such borrowings were largely comprised of unsecured federal funds borrowings, which generally mature on the next business day.

Long-term borrowings averaged $8.5 billion in the recent quarter, compared with $5.0 billion in the third quarter of 2013 and $6.5 billion in the second quarter of 2014. Included in average long-term borrowings were subordinated capital notes of $1.6 billion in each of those quarters. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $834 million in each of the two most recent quarters, compared with $1.2 billion in the third quarter of 2013. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements. During the second quarter of 2014, M&T Bank borrowed approximately $1.1 billion from the FHLB of New York. Those borrowings were split between three-year and five-year terms at fixed rates of interest. Long-term borrowings from the FHLBs of New York, Atlanta and Pittsburgh averaged $1.2 billion in the recent quarter, compared with $29 million and $396 million in the third quarter of 2013 and the second quarter of 2014, respectively. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.4 billion during each of the third quarters of 2014 and 2013 and the second quarter of 2014. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates. During the first quarter of 2013, M&T Bank initiated a Bank Note Program whereby M&T Bank may offer up to $5 billion of unsecured senior and subordinated notes. During March 2013, three-year floating rate senior notes due March 2016 were issued for $300 million and five-year 1.45% fixed rate senior notes due March 2018 were issued for $500 million. In January 2014, M&T Bank issued $1.5 billion of senior notes as follows: $250 million of three-year floating rate notes due January 2017; $500 million of three-year 1.25% fixed rate notes due January 2017; and $750 million of five-year 2.30% fixed rate notes due January 2019. During July 2014, M&T Bank issued an additional $1.7 billion of senior notes as follows: $300 million of three-year floating rate notes due in 2017; $750 million of three-year 1.40% fixed rate notes due in 2017; and $650 million of five-year 2.25% fixed rate notes due in 2019. The proceeds of the issuances have been predominantly utilized to purchase additional liquid investments that will meet the regulatory liquidity requirements. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of September 30, 2014, interest rate swap agreements were used to hedge approximately $1.4 billion of outstanding fixed rate long-term borrowings. During the second quarter of 2014, the Company had entered into forward-starting interest rate swap agreements to hedge the variability in the interest payments anticipated to be made upon the future issuance of $300 million of the senior notes. Those forward-starting interest rate swaps were terminated upon the issuance of such notes in July 2014. Further information on interest rate swap agreements is provided in note 10 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.05% in the third quarter of 2014, compared with 3.40% in the third quarter of 2013 and 3.22% in the second quarter of 2014. The yield on earning assets during the recent quarter was 3.59%, down 39 basis points from 3.98% in the year-earlier quarter, while the rate paid on interest-bearing liabilities declined 4 basis points to .54% from .58% in the third quarter of 2013. In the second quarter of 2014, the yield on earning assets was 3.73% and the rate paid on interest-bearing liabilities was .51%. For the first nine months of 2014, the net interest spread was 3.19%, down 27 basis points from the year-earlier period. The yield on earning assets and the rate paid on interest-bearing liabilities for the nine-month period ended September 30, 2014 were 3.72% and .53%, respectively, compared with 4.07% and .61%, respectively, in the first nine months of 2013.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $28.4 billion in the recent quarter, compared with $27.1 billion in the third quarter of 2013 and $28.6 billion in the second quarter of 2014. The increase in average net interest-free funds in the recent quarter as compared with the third quarter of 2013 was predominantly the result of higher average balances of noninterest-bearing deposits. Such deposits averaged $25.1 billion, $24.0 billion and $25.5 billion in the quarters ended September 30, 2014, September 30, 2013 and June 30, 2014, respectively. During the first nine months of 2014 and 2013, average net interest-free funds were $28.0 billion and $26.4 billion, respectively. That increase was also reflective of higher average balances of noninterest-bearing deposits. Goodwill and core deposit and other intangible assets averaged $3.6 billion during each of the quarters ended September 30, 2014, September 30, 2013 and June 30, 2014. The cash surrender value of bank owned life insurance averaged $1.7 billion in each of the two most recent quarters and $1.6 billion in the third quarter of 2013. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .18% in each of the two recent quarters, compared with .21% in the third quarter of 2013. That contribution for the first nine months of 2014 and 2013 was .19% and .22%, respectively.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.23% in the recent quarter, compared with 3.61% in the third quarter of 2013 and 3.40% in the second quarter of 2014. During the nine-month periods ended September 30, 2014 and 2013, the net interest margin was 3.38% and 3.68%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin. In particular, the relatively low interest rate environment continues to exert downward pressure on yields on loans, investment securities and other earning assets.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.4 billion at each of September 30, 2014, September 30, 2013 and December 31, 2013, compared with $1.7 billion at June 30, 2014. Under the terms of the $1.4 billion of swap agreements that are designated as fair value hedges of certain fixed rate long-term borrowings, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Under the terms of the additional $300 million of swap agreements outstanding at June 30, 2014 that were designated as cash flow hedges related to the forecasted issuance of senior note borrowings in July 2014, the Company was to pay a fixed rate of interest and receive a variable rate. Those forward-starting interest rate swap agreements were terminated upon issuance of the senior note borrowings in July 2014.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended September 30, 2014 and 2013 and the quarter ended June 30, 2014 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $76 million at September 30, 2014, $114 million at September 30, 2013, $93 million at June 30, 2014 and $103 million at December 31, 2013. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of September 30, 2014 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $74 million of collateral with the Company.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 4.42% and 1.19%, respectively, at September 30, 2014. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

Dollars in thousands

	Three months ended September 30
	2014		2013
	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(11,227)	(.08)	(11,088)	(.09)

Net interest income/margin	$11,227	.05%	$11,088	.06%

Average notional amount	$1,547,826		$1,400,000

Rate received (b)		4.00%		4.39%
Rate paid (b)		1.07%		1.24%

	Nine months ended September 30
	2014		2013
	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(33,783)	(.09)	(30,180)	(.09)

Net interest income/margin	$33,783	.06%	$30,180	.06%

Average notional amount	$1,457,143		$1,079,487

Rate received (b)		4.25%		5.31%
Rate paid (b)		1.14%		1.57%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. M&T’s banking subsidiaries have access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank of New York, the previously noted Bank Note Program, and other available borrowing facilities. The Company has, from time to time, issued subordinated capital notes to provide liquidity and enhance regulatory capital ratios. Such notes generally qualify for inclusion in the Company’s capital. However, pursuant to the Dodd-Frank Act, the Company’s junior subordinated debentures associated with trust preferred securities will be phased-out of the definition of Tier 1 capital. Effective January 1, 2015, 75% of such securities will be excluded from the Company’s Tier 1 capital, and beginning January 1, 2016, 100% will be excluded. The amounts excluded from Tier 1 capital will be includable in total capital.

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings totaled $114 million, $158 million and $169 million at September 30, 2014, September 30, 2013 and December 31, 2013, respectively. In general, those borrowings were unsecured and matured on the next business day. In addition to satisfying customer demand, Cayman Islands office deposits may be used by the Company as an alternative to short-term borrowings. Cayman Islands office deposits totaled $242 million at September 30, 2014, $317 million at September 30, 2013 and $323 million at December 31, 2013. The Company has brokered NOW and brokered money-market deposit accounts which aggregated $1.0 billion at each of September 30, 2014 and December 31, 2013 and $1.2 billion at September 30, 2013. Brokered time deposits were not a significant source of funding as of those dates.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $2 million and $14 million at September 30, 2014 and 2013, respectively, and $25 million at December 31, 2013. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.7 billion at each of September 30, 2014 and December 31, 2013, and $1.8 billion at September 30, 2013. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at September 30, 2014 approximately $1.3 billion was available for payment of dividends to M&T from banking subsidiaries. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 5 of Notes to Financial Statements.

Management closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business. Management does not anticipate engaging in any activities, either currently or in the long-term, for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks. Banking regulators have finalized rules requiring a banking company to maintain a minimum amount of liquid assets to withstand a standardized supervisory liquidity stress scenario. The effective date of those rules for the Company is January 1, 2016, subject to a two year phase-in period. The Company has taken steps as noted herein to enhance its liquidity and will take further action, as necessary, to comply with the regulations when they take effect.

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

The accompanying table as of September 30, 2014 and December 31, 2013 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

Dollars in thousands

	Calculated increase (decrease) in projected net interest income
Changes in interest rates	September 30, 2014	December 31, 2013
+200 basis points	$256,644	245,089
+100 basis points	141,087	134,188
–100 basis points	(97,979)	(72,755)
–200 basis points	(128,736)	(100,543)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading account purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period of 100 and 200 basis points, as compared with the assumed base scenario. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes.

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

The Company engages in trading account activities to meet the financial needs of customers and to fund the Company’s obligations under certain deferred compensation plans. Financial instruments utilized in trading account activities consist predominantly of interest rate contracts, such as swap agreements, and forward and futures contracts related to foreign currencies. The Company generally mitigates the foreign currency and interest rate risk associated with trading account activities by entering into offsetting positions that are also included in the trading account. The fair values of the offsetting positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 10 of Notes to Financial Statements. The amounts of gross and net positions, as well as the type of trading account activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by management and approved by M&T’s Board of Directors. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading account activities.

The notional amounts of interest rate contracts entered into for trading account purposes aggregated $17.2 billion at September 30, 2014, compared with

$15.9 billion at September 30, 2013 and $17.4 billion at December 31, 2013. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes totaled $1.0 billion, $904 million and $1.4 billion at September 30, 2014, September 30, 2013 and December 31, 2013, respectively. Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities totaled $297 million and $182 million, respectively, at September 30, 2014, $371 million and $261 million, respectively, at September 30, 2013, and $376 million and $250 million, respectively, at December 31, 2013. Included in trading account assets at September 30, 2014 were assets related to deferred compensation plans totaling $26 million, compared with $27 million at September 30, 2013 and $29 million at December 31, 2013. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at each of September 30, 2014 and 2013 were $30 million of liabilities related to deferred compensation plans, compared with $31 million at December 31, 2013. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading account activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions related to the Company’s trading account activities. Additional information about the Company’s use of derivative financial instruments in its trading account activities is included in note 10 of Notes to Financial Statements.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the third quarter of 2014 was $29 million, compared with $48 million in the year-earlier quarter and $30 million in the second quarter of 2014. For the nine-month periods ended September 30, 2014 and 2013, the provision for credit losses was $91 million and $143 million, respectively. Net loan charge-offs were $28 million in the recent quarter, down from $48 million in the third quarter of 2013 and $29 million in the second quarter of 2014. Net charge-offs as an annualized percentage of average loans and leases were .17% in the third quarter of 2014, compared with .29% and .18% in the third quarter of 2013 and the second quarter of 2014, respectively. Net charge-offs for the nine-month periods ended September 30 aggregated $89 million in 2014 and $141 million in 2013, representing annualized rates of .19% and .29%, respectively, of average loans and leases. A summary of net charge–offs by loan type is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

In thousands

	2014
	1st Qtr.	2nd Qtr.	3rd Qtr.	Year to-date
Commercial, financial, leasing, etc.	$9,146	10,140	8,072	27,358
Real estate:
Commercial	289	1,322	399	2,010
Residential	5,822	2,701	1,695	10,218
Consumer	16,651	14,939	17,867	49,457

	$31,908	29,102	28,033	89,043

	2013
	1st Qtr.	2nd Qtr.	3rd Qtr.	Year to-date
Commercial, financial, leasing, etc.	$6,788	44,631	25,781	77,200
Real estate:
Commercial	8,773	(7,161)	2,950	4,562
Residential	3,721	3,373	2,921	10,015
Consumer	17,461	16,209	16,043	49,713

	$36,743	57,052	47,695	141,490

Included in net charge-offs of commercial loans in the second and third quarters of 2013 were $30 million and $19 million, respectively, of charge-offs for a relationship with a motor vehicle-related parts wholesaler. Reflected in net recoveries of commercial real estate loans during the second quarter of 2013 were net recoveries of previously charged-off loans to residential homebuilders and developers of $9 million. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended September 30, 2014, September 30, 2013 and June 30, 2014, respectively, of: automobile loans of $3 million, $2 million and $2 million; recreational vehicle loans of $2 million, $3 million and $3 million; and home equity loans and lines of credit, including Alt-A second lien loans, of $5 million, $4 million and $5 million. Alt-A loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. Loans in the Company’s Alt-A portfolio were originated by the Company prior to 2008.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of loans. The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet. The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans obtained in acquisitions subsequent to 2008 was $2.9 billion, $4.6 billion, $4.0 billion and $3.2 billion at September 30, 2014, September 30, 2013, December 31, 2013 and June 30, 2014, respectively. The portion of the nonaccretable balance related to remaining principal losses as well as life-to-date principal losses charged against the nonaccretable balance as of September 30, 2014 and December 31, 2013 are presented in the accompanying table.

	Nonaccretable balance – principal
	Remaining balance		Life-to-date charges
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(in thousands)

Commercial, financing, leasing, etc.	$21,518	31,931	78,267	69,772
Commercial real estate	98,239	110,984	278,192	277,222
Residential real estate	20,007	23,201	56,853	54,177
Consumer	30,696	33,989	76,755	74,039

Total	$170,460	200,105	490,067	475,210

Nonaccrual loans totaled $848 million or 1.29% of total loans and leases outstanding at September 30, 2014, compared with $916 million or 1.44% at September 30, 2013, $874 million or 1.36% at December 31, 2013 and $880 million or 1.36% at June 30, 2014. The decline in nonaccrual loans at the most recent quarter-end as compared with December 31, 2013 and June 30, 2014 was largely due to lower commercial and residential real estate loans in nonaccrual status.

Accruing loans past due 90 days or more (excluding acquired loans) were $313 million, or .48% of total loans and leases at September 30, 2014, compared with $340 million or .53% at September 30, 2013, $369 million or .58% at December 31, 2013 and $289 million or .45% at June 30, 2014. Those loans included loans guaranteed by government-related entities of $265 million at September 30, 2014, $321 million at September 30, 2013, $298 million at December 31, 2013 and $276 million at June 30, 2014. Such guaranteed loans included one-to-four family residential real estate loans serviced by the Company that were repurchased to reduce servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $237 million at September 30, 2014, $281 million at September 30, 2013, $255 million at December 31, 2013 and $238 million at June 30, 2014.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $237 million at September 30, 2014, or less than 1% of total loans. Purchased impaired loans totaled $357 million and $331 million at September 30 and December 31, 2013, respectively. The declines in such loans from the respective 2013 dates were predominantly the result of payments received from customers.

Acquired accruing loans past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Such loans totaled $132 million at September 30, 2014, compared with $154 million at September 30, 2013 and $130 million at December 31, 2013.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $142 million, $211 million and $206 million at September 30, 2014, September 30, 2013 and December 31, 2013, respectively.

Nonaccrual commercial loans and leases totaled $191 million at September 30, 2014, $111 million at each of September 30, 2013 and December 31, 2013, and $192 million at June 30, 2014. The increases since 2013 in commercial loans and leases in nonaccrual status were not concentrated in any particular industry group. Commercial real estate loans classified as nonaccrual aggregated $274 million at September 30, 2014, $348 million a year earlier, $305 million at December 31, 2013 and $296 million at June 30, 2014. Included in those amounts were nonaccrual loans to residential homebuilders and developers of $73 million and $113 million at September 30, 2014 and September 30, 2013, respectively, $96 million at December 31, 2013 and $84 million at June 30, 2014. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the three-month period ended September 30, 2014 is presented in the accompanying table.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

	September 30, 2014			Quarter ended September 30, 2014
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances (a)	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)

New York	$568,577	$8,447	1.49%	$(4)	—%
Pennsylvania	138,556	41,396	29.88	4	.01
Mid-Atlantic	421,034	25,666	6.10	(193)	(.17)
Other	315,037	239	.08	—	—

Total	$1,443,204	$75,748	5.25%	$(193)	(.05)%

(a)	Includes approximately $25 million of loans not secured by real estate, of which approximately $2 million were in nonaccrual status.

Residential real estate loans classified as nonaccrual were $264 million at September 30, 2014, compared with $334 million at each of September 30, 2013 and December 31, 2013, and $278 million at June 30, 2014. Included in residential real estate loans classified as nonaccrual were Alt-A loans of $80 million at September 30, 2014, compared with $81 million at each of September 30, 2013 and December 31, 2013 and $79 million at June 30, 2014. Residential real estate loans past due 90 days or more and accruing interest (excluding acquired loans) totaled $264 million at September 30, 2014, compared with $318 million at September 30, 2013, $295 million at December 31, 2013 and $270 million at June 30, 2014. A substantial portion of such amounts related to loans guaranteed by government-related entities. Information about location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended September 30, 2014 is presented in the accompanying table.

Nonaccrual consumer loans totaled $119 million and $123 million at September 30, 2014 and 2013, respectively, compared with $125 million at December 31, 2013 and $114 million at June 30, 2014. Included in nonaccrual consumer loans and leases at September 30, 2014, September 30, 2013, December 31, 2013 and June 30, 2014 were automobile loans of $17 million, $22 million, $21 million and $16 million, respectively; recreational vehicle loans of $10 million, $11 million, $12 million and $8 million, respectively; and outstanding balances of home equity loans and lines of credit, including junior lien Alt-A loans, of $85 million, $78 million, $79 million and $84 million, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended September 30, 2014 is presented in the accompanying table.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

	September 30, 2014			Quarter ended September 30, 2014
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
Residential mortgages:
New York	$3,525,185	$64,111	1.82%	$145	.02%
Pennsylvania	1,152,488	19,579	1.70	(21)	(.01)
Mid-Atlantic	2,091,162	33,965	1.62	342	.06
Other	1,508,451	64,056	4.25	563	.15

Total	$8,277,286	$181,711	2.20%	$1,029	.05%

Residential construction:
New York	$7,387	$153	2.07%	$(4)	(.22)%
Pennsylvania	3,011	649	21.57	—	—
Mid-Atlantic	10,068	34	.34	—	—
Other	15,686	1,134	7.23	3	.07

Total	$36,152	$1,970	5.45%	$(1)	(.01)%

Alt-A first mortgages:
New York	$58,522	$17,321	29.60%	$(1)	(.01)%
Pennsylvania	10,747	2,979	27.72	32	1.19
Mid-Atlantic	69,265	11,762	16.98	227	1.28
Other	211,436	47,955	22.68	409	.76

Total	$349,970	$80,017	22.86%	$667	.75%

Alt-A junior lien:
New York	$1,151	$91	7.91%	$53	17.88%
Pennsylvania	382	58	15.18	—	—
Mid-Atlantic	3,099	129	4.16	193	24.01
Other	7,147	644	9.02	147	7.91

Total	$11,779	$922	7.83%	$393	12.87%

First lien home equity loans:
New York	$19,785	$1,899	9.60%	$10	.18%
Pennsylvania	63,700	3,433	5.39	136	.81
Mid-Atlantic	83,070	931	1.12	50	.23
Other	2,809	456	16.23	—	—

Total	$169,364	$6,719	3.97%	$196	.44%

First lien home equity lines:
New York	$1,383,863	$13,598	.98%	$527	.15%
Pennsylvania	845,800	5,594	.66	374	.18
Mid-Atlantic	873,224	3,101	.36	258	.12
Other	35,525	1,354	3.81	150	1.72

Total	$3,138,412	$23,647	.75%	$1,309	.17%

Junior lien home equity loans:
New York	$16,500	$4,438	26.89%	$16	.37%
Pennsylvania	19,931	1,128	5.66	7	.14
Mid-Atlantic	67,815	1,847	2.72	134	.76
Other	8,218	763	9.29	508	23.84

Total	$112,464	$8,176	7.27%	$665	2.27%

Junior lien home equity lines:
New York	$958,988	$30,661	3.20%	$1,245	.52%
Pennsylvania	393,384	4,371	1.11	360	.37
Mid-Atlantic	1,208,161	8,971	.74	629	.21
Other	69,493	1,655	2.38	43	.25

Total	$2,630,026	$45,658	1.74%	$2,277	.34%

A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios is presented on the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

Dollars in thousands

	2014 Quarters			2013 Quarters
	Third	Second	First	Fourth	Third

Nonaccrual loans	$847,784	880,134	890,893	874,156	915,871
Real estate and other foreclosed assets	67,629	59,793	59,407	66,875	89,203

Total nonperforming assets	$915,413	939,927	950,300	941,031	1,005,074

Accruing loans past due 90 days or more (a)	$312,990	289,016	307,017	368,510	339,792

Government guaranteed loans included in totals above:
Nonaccrual loans	$68,586	81,817	75,959	63,647	68,519
Accruing loans past due 90 days or more	265,333	275,846	291,418	297,918	320,732

Renegotiated loans	$209,099	270,223	257,889	257,092	259,301

Acquired accruing loans past due 90 days or more (b)	$132,147	134,580	120,996	130,162	153,585

Purchased impaired loans (c):
Outstanding customer balance	$429,915	504,584	534,331	579,975	648,118
Carrying amount	236,662	282,517	303,388	330,792	357,337

Nonaccrual loans to total loans and leases, net of unearned discount	1.29%	1.36%	1.39%	1.36%	1.44%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.39%	1.45%	1.48%	1.47%	1.58%
Accruing loans past due 90 days or more (a) to total loans and leases, net of unearned discount	.48%	.45%	.48%	.58%	.53%

(a)	Excludes acquired loans. Predominantly residential mortgage loans.
(b)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans that were impaired at acquisition date and recorded at fair value.

Real estate and other foreclosed assets were $68 million at September 30, 2014, compared with $89 million at September 30, 2013, $67 million at December 31, 2013 and $60 million at June 30, 2014. At September 30, 2014, the Company’s holding of residential real estate-related properties comprised 80% of foreclosed assets.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of September 30, 2014 in light of: (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in many commercial real estate valuations; and (v) the amount of loan growth experienced by the Company. While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the slowly strengthening housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; high levels of unemployment; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 60% of the Company’s loans are to customers in New York State and Pennsylvania).

The Company utilizes a loan grading system which is applied to all commercial and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Criticized commercial loans and commercial real estate loans were $2.0 billion at September 30, 2014, compared with $2.2 billion at September 30, 2013 and $1.8 billion at each of December 31, 2013 and June 30, 2014. The rise in criticized loans from June 30, 2014 resulted largely from higher commercial real estate construction loans in this classification. Loan officers with the support of loan review personnel in different geographic locations are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective geographic regions. On a quarterly basis, the Company’s centralized loan review department reviews all criticized commercial and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. At September 30, 2014, approximately 55% of the Company’s home equity portfolio consisted of first lien loans and lines of credit. Of the remaining junior lien loans in the portfolio, approximately 74% (or approximately 33% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company. To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. At September 30, 2014, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $26 million, compared with $32 million at September 30, 2013, $30 million at December 31, 2013 and $29 million at June 30, 2014. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. Additionally, the Company generally evaluates home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. In determining the amount of such charge-offs, if the Company does not know the amount of the remaining first lien mortgage loan (typically because the Company does not own or service the first lien loan), the Company assumes that the first lien mortgage loan has had no principal amortization since the origination of the junior lien loan. Similarly, data used in estimating incurred losses for purposes of determining the allowance for credit losses also assumes no reductions in outstanding principal of first lien loans since the origination of the junior lien loan. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At September 30, 2014, approximately 93% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 14% were making contractually allowed payments that do not include any repayment of principal.

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

Management believes that the allowance for credit losses at September 30, 2014 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $919 million, or 1.40% of total loans and leases at September 30, 2014, compared with $916 million or 1.44% at September 30, 2013, $917 million or 1.43% at December 31, 2013 and $918 million or 1.42% at June 30, 2014. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans was 108% at September 30, 2014, compared with 100% at September 30, 2013, 105% at December 31, 2013 and 104% at June 30, 2014. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in determining the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $451 million in the third quarter of 2014, compared with $477 million in the year-earlier quarter and $456 million in the second quarter of 2014. Reflected in other income in the third quarter of 2013 were gains from loan securitization activities of $56 million. Excluding such gains, other income in that quarter totaled $421 million. The improvement in the recent quarter as compared with the year-earlier quarter, exclusive of the securitization gains, resulted predominantly from higher residential mortgage banking revenues associated with loan servicing activities. As compared with the second quarter of 2014, lower revenue associated with loan sales activities was the most significant contributor to the recent quarter decline in other income.

Mortgage banking revenues were $94 million in the recently completed quarter, up 44% from $65 million in the third quarter of 2013, but 2% below $96 million in the second quarter of 2014. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $73 million in the third quarter of 2014, compared with $50 million in the third quarter of 2013 and $78 million in the second quarter of 2014. The higher level of residential mortgage banking revenues in the recent quarter as compared with the year-earlier quarter resulted predominantly from increased revenues from servicing residential real estate loans for others. As compared with the second quarter of 2014, the recent quarter’s decline in residential mortgage banking revenues reflects lower levels of origination activity and the sale of re-performing government guaranteed loans in 2014’s second quarter. Loans originated for sale include the impact of the Company’s involvement in the U.S. Government’s Home Affordable Refinance Program (“HARP 2.0”), which allows homeowners to refinance their Fannie Mae or Freddie Mac mortgages when the value of their home has fallen such that they have little or no equity. The HARP 2.0 program was set to expire December 31, 2013, but was extended and will now be available to borrowers through December 31, 2015. Nevertheless, volumes associated with the HARP 2.0 refinancing program have declined since 2013.

New commitments to originate residential real estate loans to be sold were approximately $878 million in the recent quarter, compared with $1.1 billion and $905 million in the third quarter of 2013 and the second quarter of 2014, respectively. Included in those commitments to originate residential real estate loans to be sold were HARP 2.0 commitments of $102 million, $131 million and $69 million in the quarters ended September 30, 2014, September 30, 2013 and June 30, 2014, respectively. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains and losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $19 million in the recently completed quarter, compared with gains of $17 million and $27 million in the third quarter of 2013 and the second quarter of 2014, respectively.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues were reduced by less than $1 million during the recent quarter, compared with similar reductions of $3 million in each of the third quarter of 2013 and the second quarter of 2014.

Loans held for sale that are secured by residential real estate totaled $466 million at September 30, 2014, $667 million at September 30, 2013 and $401 million at December 31, 2013. Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates were $827 million and $557 million, respectively, at September 30, 2014, $1.1 billion and $648 million, respectively, at September 30, 2013 and $725 million and $470 million, respectively, at December 31, 2013. Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $20 million at each of September 30, 2014 and December 31, 2013 and $22 million at September 30, 2013. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net increases in revenues of less than $1 million in the recent quarter and $3 million in the second quarter of 2014, and a net decrease in revenues of $23 million in the third quarter of 2013.

Revenues from servicing residential real estate loans for others were $54 million in the recent quarter, compared with $32 million in the third quarter of 2013 and $51 million in the second quarter of 2014. Residential mortgage loans serviced for others totaled $69.7 billion at September 30, 2014, $72.2 billion at September 30, 2013, $72.4 billion at December 31, 2013 and $71.0 billion at June 30, 2014, including certain small balance commercial real estate loans of $2.9 billion at the recent quarter-end, $3.4 billion at September 30, 2013, $3.2 billion at December 31, 2013 and $3.0 billion at June 30, 2014. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $44.4 billion at September 30, 2014, $46.5 billion at September 30, 2013, $46.6 billion at December 31, 2013 and $45.5 billion at June 30, 2014. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of Bayview Lending Group LLC (“BLG”). Revenues earned for sub-servicing loans were $30 million and $8 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $27 million for the three-month period ended June 30, 2014.

Capitalized servicing rights consist largely of servicing associated with loans sold by the Company. Capitalized residential mortgage servicing assets totaled $114 million at September 30, 2014, compared with $131 million at September 30, 2013 and $129 million at December 31, 2013.

Commercial mortgage banking revenues were $20 million in the third quarter of 2014, compared with $15 million in the year-earlier period and $18 million in the second quarter of 2014. Included in such amounts were revenues from loan origination and sales activities of $11 million in the recent quarter, compared with $7 million in the third quarter of 2013 and $9 million in the second quarter of 2014. Commercial real estate loans originated for sale to other investors totaled $513 million in the recent quarter, compared with $370 million and $312 million in the third quarter of 2013 and the second quarter of 2014, respectively. Loan servicing revenues were $9 million in each of the two most recent quarters and $8 million in the third quarter of 2013. Capitalized commercial mortgage servicing assets totaled $73 million at September 30, 2014, $69 million at September 30, 2013 and $72 million at December 31, 2013. Commercial real estate loans serviced for other investors totaled $11.3 billion, $11.1 billion and $11.4 billion at September 30, 2014, September 30, 2013 and December 31, 2013, respectively, and included $2.3 billion, $2.2 billion and $2.3 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $300 million and $141 million, respectively, at September 30, 2014, $212 million and $60 million, respectively, at September 30, 2013 and $130 million and $62 million, respectively, at December 31, 2013. Commercial real estate loans held for sale at September 30, 2014, September 30, 2013 and December 31, 2013 were $159 million, $152 million and $68 million, respectively.

Service charges on deposit accounts totaled $110 million in the third quarter of 2014, compared with $114 million in the year-earlier quarter and $107 million in the second quarter of 2014. The lower level of fees in the two most recent quarters as compared with the third quarter of 2013 was largely due to lower consumer deposit service fees. Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Revenues associated with the ICS business were approximately $63 million, $58 million and $61 million during the quarters ended September 30, 2014, September 30, 2013 and June 30, 2014, respectively. Revenues attributable to WAS were approximately $56 million for each of the three-month periods ended September 30, 2014 and 2013, and $60 million for the three-month period ended June 30, 2014. In total, trust income aggregated $129 million in the third quarter of 2014, compared with $124 million and $130 million in the year-earlier quarter and the second quarter of 2014, respectively. Total trust assets, which include assets under management and assets under administration, aggregated $276.6 billion at September 30, 2014, compared with $255.1 billion at September 30, 2013 and $266.1 billion at December 31, 2013. Trust assets under management were $67.7 billion, $63.2 billion and $65.1 billion at September 30, 2014, September 30, 2013 and December 31, 2013, respectively. The Company’s proprietary mutual funds had assets of $12.4 billion, $13.2 billion and $12.7 billion at September 30, 2014, September 30, 2013 and December 31, 2013, respectively.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $17 million in each of the third quarters of 2014 and 2013 and the second quarter of 2014. Gains from trading account and foreign exchange activity were $7 million during the most recent quarter, $9 million during the year-earlier quarter, and $8 million in the second quarter of 2014. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

M&T’s share of the operating results of BLG in each of the two most recent quarters and in 2013’s third quarter was a loss of $4 million. The operating losses of BLG in the respective quarters reflect provisions for losses associated with securitized loans and other loans held by BLG and loan servicing and other administrative costs. Under GAAP, such losses are required to be recognized by BLG despite the fact that many of the securitized loan losses will ultimately be borne by the underlying third party bond-holders. As these loan losses are realized through later foreclosure and still later sale of real estate collateral, the underlying bonds will be charged-down leading to BLG’s future recognition of debt extinguishment gains. The timing of such debt extinguishment is difficult to predict and given ongoing loan loss provisioning, it is not possible to project when BLG will return to profitability. As a result of credit and liquidity disruptions, BLG ceased its originations of small-balance commercial real estate loans in 2008. However, as a result of past securitization activities, BLG is entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings from its core mortgage activities. To this point, BLG’s affiliates have largely reinvested their earnings to generate additional servicing and asset management activities, further contributing to the value of those affiliates. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Other revenues from operations totaled $99 million in the recent quarter, compared with $153 million in the third quarter of 2013 and $102 million in the second quarter of 2014. Reflected in other revenues from operations in the third quarter of 2013 were gains from securitization transactions which totaled $56 million. During that quarter, the Company securitized approximately $1.0 billion of one-to-four family residential real estate loans held in the Company’s loan portfolio in guaranteed mortgage securitizations with Ginnie Mae and recognized gains of $35 million. Also during that quarter, the Company securitized and sold approximately $1.4 billion of automobile loans held in its loan portfolio, resulting in a gain of $21 million. The Company securitized those loans to improve its regulatory capital ratios and strengthen its liquidity and risk profile as a result of changing regulatory requirements. Also included in other revenues from operations were the following significant components: letter of credit and other credit-related fees totaled $29 million in the third quarter of 2014 and $35 million in each of the third quarter of 2013 and the second quarter of 2014; tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, aggregated $13 million in each of the third quarters of 2014 and 2013 and the second quarter of 2014; revenues from merchant discount and credit card fees were $25 million in the recent quarter, compared with $21 million in the third quarter of 2013 and $24 million in 2014’s second quarter; and insurance-related sales commissions and other revenues totaled $10 million in each of the third quarters of 2014 and 2013 and $11 million in the second quarter of 2014.

Other income totaled $1.33 billion in the first nine months of 2014, compared with $1.42 billion in the corresponding 2013 period. Gains and losses on bank investment securities (including other-than-temporary impairment losses) totaled to net gains of $47 million in 2013. There were no gains or losses on investment securities in 2014. Also reflected in other income in 2013 were gains from securitization transactions of $63 million. Excluding gains and losses from bank investment securities and gains from securitization activities, other income in the nine-month period ended September 30, 2013 aggregated $1.31 billion.

Mortgage banking revenues were $269 million for the nine-month period ended September 30, 2014, up 8% from $249 million in the year-earlier period. Residential mortgage banking revenues rose 13% to $216 million during the first nine months of 2014 from $191 million in the similar 2013 period. New commitments to originate residential real estate loans to be sold were $2.5 billion and $4.7 billion during the first nine months of 2014 and 2013, respectively. Realized gains from sales of residential real estate loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase real estate loans originated for sale) and recognized unrealized gains and losses on residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $61 million and $108 million during the nine-month periods ended September 30, 2014 and 2013, respectively. Residential mortgage banking revenues during the nine-month periods ended September 30, 2014 and 2013 were reduced by $3 million and $13 million, respectively, related to actual or anticipated settlements of repurchase obligations. Revenues from servicing residential mortgage loans for others were $155 million and $83 million for the first nine-months of 2014 and 2013, respectively. That increase was largely attributable to increased sub-servicing revenues that totaled $83 million and $14 million in the 2014 and 2013 periods, respectively. Commercial mortgage banking revenues totaled $53 million and $58 million during the nine-month periods ended September 30, 2014 and 2013, respectively. That decline resulted largely from lower origination activity. Commercial real estate loans originated for sale to others were $1.1 billion in the first nine months of 2014, compared with $1.4 billion in the comparable 2013 period.

Service charges on deposit accounts aggregated $322 million and $337 million during the first nine months of 2014 and 2013, respectively. That decline resulted from lower consumer service charges, largely overdraft fees. Trust income rose 3% to $380 million from $370 million a year earlier. Brokerage services income totaled $51 million during the first nine months of 2014, compared with $50 million in the year-earlier period. Trading account and foreign exchange activity resulted in gains of $21 million and $27 million for the nine-month periods ended September 30, 2014 and 2013, respectively. That decline reflected lower income from new interest rate swap activity conducted on behalf of customers. M&T’s investment in BLG resulted in losses of $13 million for the nine months ended September 30, 2014, compared with losses of $10 million in the year-earlier period.

Gains and losses on investment securities totaled to net gains of $47 million in the nine-month period ended September 30, 2013. Reflected in that amount were other-than-temporary impairment losses of $10 million. Those losses related to a subset of the privately issued mortgage-backed securities that were sold in the second quarter of 2013. During the second quarter of 2013, the Company sold privately issued mortgage-backed securities held in its available-for-sale portfolio having an amortized cost of approximately $1.0 billion, resulting in a net pre-tax loss of $46 million. The Company sold the privately issued mortgage-backed securities in order to improve its regulatory capital and liquidity position through reduced exposure to such relatively higher risk, less liquid, securities in favor of lower risk, highly liquid, Ginnie Mae securities. Also in 2013’s second quarter, the Company realized a $103 million pre-tax gain from the sale of its holdings of Visa and MasterCard common stock that it had received at no cost as part of the restructuring of those companies several years earlier. There were no gains or losses on investment securities in 2014.

Other revenues from operations were $297 million in the nine-month period ended September 30, 2014, compared with $350 million in the similar year-earlier period. Reflected in such revenues in 2013 were the $63 million of gains from securitization activities previously discussed. Also included in other revenues from operations during the nine-month periods ended September 30, 2014 and 2013 were the following significant components: letter of credit and other credit related fees of $96 million and $99 million, respectively; income from bank owned life insurance of $37 million and $44 million, respectively; merchant discount and credit card fees of $70 million and $62 million, respectively; and insurance-related sales commissions and other revenues of $33 million and $32 million, respectively.

Other Expense

Other expense aggregated $679 million in the third quarter of 2014, up 3% from $659 million in the year-earlier period, but down from $681 million in 2014’s second quarter. Included in those amounts are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $7 million and $11 million in the third quarters of 2014 and 2013, respectively, and $9 million in the second quarter of 2014. There were no merger-related expenses during those respective quarters. Exclusive of these nonoperating expenses, noninterest operating expenses were $672 million in each of the two most recent quarters, compared with $648 million in the third quarter of 2013. The most significant factors for the higher level of expenses in the recent quarters as compared with 2013’s third quarter were higher costs for professional services and salaries associated with BSA/AML activities, compliance, capital planning and stress testing, risk management, and other operational initiatives. The comparison of the third and second quarters of 2014 reflects higher salaries and benefits in the most recent quarter resulting from an additional compensation day and higher incentive compensation, offset by lower litigation-related costs that had been elevated in 2014’s second quarter to provide for a pre-acquisition contingency associated with Wilmington Trust Corporation, a subsidiary of M&T. In the third quarter of 2014, Wilmington Trust Corporation paid $18.5 million to settle claims by the SEC that Wilmington Trust Corporation had not correctly reported certain of its financial statement information prior to being acquired by M&T.

Wilmington Trust Corporation did not admit to the allegations in settling this matter. That settlement had no impact on the Company’s expenses in the third quarter of 2014.

Other expense for the first nine months of 2014 aggregated $2.06 billion, up $170 million or 9% from $1.89 billion in the year-earlier period. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $27 million in 2014 and $36 million in 2013, and merger-related expenses of $12 million in 2013. The merger-related expenses were incurred in connection with the pending Hudson City acquisition. Those expenses consisted largely of professional services and other temporary help fees associated with the planned conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; travel costs; and printing, postage, supplies and other costs. Exclusive of these nonoperating expenses, noninterest operating expenses through the first nine months of 2014 increased $192 million or 10% to $2.04 billion from $1.84 billion in the corresponding 2013 period. The most significant factors contributing to that increase were higher costs for professional services and salaries associated with the BSA/AML activities, compliance, capital planning and stress testing, risk management, and other operational initiatives, and the reversal in the second quarter of 2013 of a contingent compensation obligation that expired. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense totaled $349 million in the third quarter of 2014, compared with $339 million in the third quarter of 2013 and $340 million in the second quarter of 2014. For the first three quarters of 2014, salaries and employee benefits expense totaled $1.06 billion, up 4% from $1.02 billion in the year-earlier period. Such expense included stock-based compensation of $11 million, $9 million and $12 million during the quarters ended September 30, 2014, September 30, 2013 and June 30, 2014, respectively, and $54 million and $47 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The higher expense levels during the three- and nine-month periods ended September 30, 2014 as compared with the corresponding periods in 2013 reflect costs related to BSA/AML activities, compliance, capital planning and stress testing, risk management, and other operational initiatives. The increase in the recent quarter as compared with the immediately preceding quarter reflects an additional compensation day and higher incentive compensation. The number of full-time equivalent employees was 15,260 at September 30, 2014, 15,409 at September 30, 2013, 15,368 at December 31, 2013 and 15,387 at June 30, 2014.

Excluding the nonoperating expense items described earlier from each period, nonpersonnel operating expenses were $323 million in the third quarter of 2014, compared with $309 million and $332 million in the year-earlier quarter and the second quarter of 2014, respectively. On the same basis, such expenses were $976 million and $826 million during the first nine months of 2014 and 2013, respectively. The recent quarter increase as compared with the third quarter of 2013 was predominantly due to higher costs for professional services. As compared with the second quarter of 2014, the lower level of expenses in the recent quarter was largely attributable to the $12 million increase to the Company’s litigation reserves in the second quarter. The rise in nonpersonnel operating expenses in the first nine months of 2014 as compared with the year-earlier period was due largely to higher professional services expenses of $78 million, increases in litigation contingency-related costs of $19 million, and the reversal in 2013 of a $26 million accrual for a contingent compensation obligation assumed in the May 2011 acquisition of Wilmington Trust that expired and was no longer payable. The higher level of professional services costs in the 2014 periods as compared with the 2013 periods was attributable to costs incurred related to

BSA/AML activities, compliance, capital planning and stress testing, and risk management and other operational initiatives.

The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 59.7% during the recent quarter, compared with 56.0% and 59.4% in the year-earlier quarter and the second quarter of 2014, respectively. The efficiency ratios for the nine-month periods ended September 30, 2014 and 2013 were 61.0% and 54.3%, respectively.

Income Taxes

The provision for income taxes for the third quarter of 2014 was $137 million, compared with $149 million and $130 million in the year-earlier quarter and second quarter of 2014, respectively. The effective tax rates were 33.2%, 33.7% and 31.4% for the quarters ended September 30, 2014, September 30, 2013 and June 30, 2014, respectively. For the nine-month periods ended September 30, 2014 and 2013, the provision for income taxes was $380 million and $473 million, respectively, and the effective tax rates were 32.5% and 34.0%, respectively. During the second quarter of 2014, the Company resolved with tax authorities previously uncertain tax positions associated with pre-acquisition activities of M&T’s Wilmington Trust entities, resulting in a reduction of the provision for income taxes in that quarter of $8 million. Excluding that reduction of income tax expense, the effective tax rates for the three-month period ended June 30, 2014 and the nine-month period ended September 30, 2014 would have been 33.3% and 33.2%, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.

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

Capital

Shareholders’ equity was $12.3 billion at September 30, 2014, representing 12.68% of total assets, compared with $11.0 billion or 13.05% of total assets a year earlier and $11.3 billion or 13.28% at December 31, 2013.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.2 billion at September 30, 2014, $879 million at September 30, 2013 and $882 million at December 31, 2013. On February 11, 2014, M&T issued 350,000 shares of Series E Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, par value $1.00 per share and liquidation preference of $1,000 per share. Dividends, if declared, will be paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter will be paid quarterly at a rate of the three-month London Interbank Offered Rate plus 361 basis points. The shares are redeemable in whole or in part on or after February 15, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 regulatory capital, M&T may redeem all of the shares within 90 days following that occurrence. Further information concerning M&T preferred stock can be found in note 6 of Notes to Financial Statements.

Common shareholders’ equity was $11.1 billion, or $83.99 per share, at September 30, 2014, compared with $10.1 billion, or $77.81 per share, at September 30, 2013 and $10.4 billion, or $79.81 per share, at December 31, 2013. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $57.10 at the end of the recent quarter, compared with $50.32 a year earlier and $52.45 at December 31, 2013. The Company’s ratio of tangible common equity to tangible assets was 8.05% at September 30, 2014, compared with 8.11% a year earlier and 8.39% at December 31, 2013. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized gains on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $109 million, or $.83 per common share, at September 30, 2014, compared with net unrealized gains of $64 million, or $.49 per common share, at September 30, 2013 and $34 million, or $.26 per common share, at December 31, 2013. Information about unrealized gains and losses as of September 30, 2014 and December 31, 2013 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized gains at September 30, 2014 were pre-tax effect unrealized losses of $19 million on available-for-sale investment securities with an amortized cost of $1.7 billion and pre-tax effect unrealized gains of $228 million on securities with an amortized cost of $7.5 billion. The pre-tax effect unrealized losses reflect $15 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $115 million and an estimated fair value of $100 million (generally considered Level 2 valuations). Further information concerning the Company’s valuations of available-for-sale investment securities is provided in note 12 of Notes to Financial Statements.

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

The Company assesses impairment losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows that reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. As a result, the Company did not recognize any other-than-temporary impairment charge related to mortgage-backed securities in the held-to-maturity portfolio during the third quarter of 2014. In total, at September 30, 2014 and December 31, 2013, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $207 million and $220 million, respectively, and a fair value of $157 million and $159 million, respectively. At September 30, 2014, 90% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 32% being independently rated as investment grade. The mortgage-backed securities had a weighted-average credit enhancement of 19% at September 30, 2014, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. All mortgage-backed securities in the held-to-maturity portfolio had a current payment status as of September 30, 2014.

As of September 30, 2014, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any other-than-temporary impairment charges were not appropriate. It is likely that the Company will be required to sell certain of its collateralized debt obligations backed by trust preferred securities held in the available-for-sale portfolio to comply with the provisions of the Volcker Rule. However, the amortized cost and fair value of those collateralized debt obligations were $26 million and $35 million at September 30, 2014 and the Company did not expect that it would realize any material losses if it ultimately was required to sell such securities. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its other impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of Notes to Financial Statements.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $95 million, or $.72 per common share, at September 30, 2014, $261 million, or $2.01 per common share, at September 30, 2013 and $98 million, or $.75 per common share, at December 31, 2013.

Cash dividends declared on M&T’s common stock totaled approximately $93 million in the two most recent quarters, compared with $92 million in the third quarter of 2013, and represented a quarterly dividend of $.70 per common share in each of those quarters. Common stock dividends during the nine-month periods ended September 30, 2014 and 2013 were $278 million and $273 million, respectively.

Cash dividends declared on preferred stock were as follows:

	1st Qtr.	2nd Qtr.	3rd Qtr.	Year-to-date
	(in thousands)

Series A – 2014	$3,666	3,666	3,666	10,998
Series A – 2013	2,875	2,875	2,875	8,625
Series C – 2014	2,414	2,414	2,414	7,242
Series C – 2013	1,894	1,894	1,894	5,682
Series D – 2014	8,594	8,593	8,594	25,781
Series D – 2013	8,594	8,593	8,594	25,781
Series E – 2014	—	5,770	5,769	11,539
Series E – 2013	—	—	—	—

Totals – 2014	$14,674	20,443	20,443	55,560

Totals – 2013	$13,363	13,362	13,363	40,088

The Company did not repurchase any shares of its common stock under a previously announced program during 2013 or the first nine months of 2014.

Federal regulators generally require banking institutions under the current Basel I rules to maintain “Tier 1 capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets for bank holding companies and member banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk, and 4% for all other bank holding companies and member banks. As of September 30, 2014, Tier 1 capital included trust preferred securities of approximately $800 million as described in note 5 of Notes to Financial Statements and total capital further included subordinated capital notes of $1.3 billion. As previously noted, pursuant to the Dodd-Frank Act, trust preferred securities will be phased-out of the definition of Tier 1 capital of bank holding companies beginning in 2015. On February 27, 2014, M&T redeemed $350 million of 8.50% Enhanced Trust Preferred Securities and the associated junior subordinated debentures.

The regulatory capital ratios of the Company, M&T Bank and Wilmington Trust, N.A., as of September 30, 2014 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

September 30, 2014

	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.

Tier 1 capital	12.45%	10.39%	56.89%
Total capital	15.40%	13.20%	57.45%
Tier 1 leverage	10.56%	8.85%	21.52%

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

The Business Banking segment recorded net income of $31 million during the quarter ended September 30, 2014, 16% higher than the $27 million earned in the year-earlier quarter and 11% above the $28 million earned in the second quarter of 2014. The improvement in net income as compared with the third quarter of 2013 reflects a $4 million decrease in the provision for credit losses, due to lower net charge-offs, and higher merchant and credit card fees and a lower FDIC assessment of $1 million each, partially offset by lower net interest income of $2 million. The decline in net interest income was attributable to a 19 basis point narrowing of the net interest margin on deposits offset, in part, by increases in average deposit (predominantly noninterest-bearing) and loan balances of $325 million and $184 million, respectively. As compared with the second quarter of 2014, the improved results were largely attributable to a $2 million increase in net interest income, mainly the result of a $339 million increase in average deposit balances (predominantly noninterest-bearing), and a $2 million decrease in the provision for credit losses, reflecting lower net charge-offs. Net income recorded by the Business Banking segment totaled $87 million for the first nine months of 2014, 3% below the $90 million earned in the similar 2013 period. That decline resulted from lower net interest income of $7 million and increased costs associated with the allocation of expenses related to BSA/AML compliance, risk management, and other operational initiatives across the Company, offset in part, by a $3 million decrease in the provision for credit losses, the result of lower net charge-offs. The lower net interest income was due to a 26 basis point narrowing of the net interest margin on deposits, partially offset by increases in average loan and deposit balances of $244 million and $374 million, respectively.

Net income recorded by the Commercial Banking segment aggregated $102 million in the third quarter of 2014, 5% higher than the $97 million earned in the year-earlier quarter, but 3% below the $105 million recorded in the second quarter of 2014. The recent quarter’s improvement as compared with 2013’s third quarter was largely due to an $18 million decrease in the provision for credit losses, reflecting lower net charge-offs, offset, in part, by a $6 million decline in letter of credit and other credit-related fees and lower net interest income of $4 million. The higher net charge-offs recorded in the third quarter of 2013 resulted from $19 million of loans charged-off for a relationship with a motor vehicle-related parts wholesaler. The decline in net interest income was attributable to the narrowing of the net interest margin on deposits and loans of 26 basis points and 11 basis points, respectively, partially offset by higher average deposit and loan balances of $1.4 billion and $1.2 billion, respectively. The recent quarter’s unfavorable performance as compared with the immediately preceding quarter resulted mainly from a $6 million decrease in letter of credit and other credit-related fees, offset, in part, by a $4 million increase in net interest income. The higher net interest income was predominantly due to higher average deposit balances of $1.3 billion. Net income for the Commercial Banking segment was $307 million during the first nine months of 2014, 5% above the $292 million earned in the year-earlier period. That improvement was predominantly due to a $40 million decrease in the provision for credit losses, reflecting lower net charge-offs, partially offset by a $13 million decline in net interest income. The decline in net charge-offs resulted from $49 million of loans charged-off in the 2013 period related to the relationship with the motor vehicle-related parts wholesaler. The lower net interest income reflects a narrowing of the net interest margin on deposits and loans of 29 basis points and 9 basis points, respectively, partially offset by higher average deposit and loan balances of $819 million and $1.3 billion, respectively.

The Commercial Real Estate segment earned $79 million in each of the third quarters of 2014 and 2013, respectively, compared with $78 million in the second quarter of 2014. As compared with the third quarter of 2013, a $5 million increase in mortgage banking revenues and a $2 million decrease in the provision for credit losses were offset by an $8 million decline in net interest income. The lower net interest income in the recent quarter was attributable to a narrowing of the net interest margin on deposits and loans of 29 basis points and 15 basis points, respectively, partially offset by a $431 million increase in average deposit balances (predominantly noninterest-bearing). The main factor contributing to the modest improvement in net income in the recent quarter as compared with the immediately preceding quarter was a $2 million increase in mortgage banking revenues. Net income for the Commercial Real Estate segment was $231 million and $246 million for the first nine months of 2014 and 2013, respectively. That decline was due to a $28 million decrease in net interest income and a decrease in mortgage banking revenues of $5 million, offset, in part, by a $4 million decline in the provision for credit losses, the result of lower net charge-offs. The lower net interest income reflects the narrowing of the net interest margin on deposits and loans of 34 basis points and 14 basis points, respectively, partially offset by a $471 million increase in average deposit balances (predominantly noninterest-bearing).

The Discretionary Portfolio segment contributed net income of $8 million in the recent quarter, compared with $25 million in the year-earlier quarter and $15 million in the second quarter of 2014. The decline in net income as compared with the year-earlier period was predominantly due to $35 million of gains recognized in the third quarter of 2013 related to the securitization of approximately $1.0 billion of one-to-four family residential real estate loans held in the Company’s loan portfolio. As compared with the second quarter of 2014, the lower net income in the recent quarter was predominantly due to a $12 million decrease in net interest income, resulting from the narrowing of the net interest margin on investment securities of 44 basis points, partially offset by a $1.8 billion increase in average investment securities balances. Year-to-date net income for this segment totaled $35 million in 2014 and $19 million in 2013. The improved performance from the year-earlier period was largely attributable to net pre-tax losses of $46 million from the sale in the second quarter of 2013 of approximately $1.0 billion of privately issued mortgage-backed securities that were held in the available-for-sale investment securities portfolio. Adjusted to exclude the impact of those securities losses and pre-tax other-than-temporary impairment charges of $10 million (relating to a subset of the privately issued mortgage-backed securities that were sold) recorded in the first quarter of 2013, this segment recorded net income of $52 million in the first nine months of 2013. On that basis, the most significant factor contributing to the decline in net income in 2014 as compared with the first nine months of 2013 was the $35 million of gains recognized in the third quarter of 2013 related to the securitization of one-to-four family residential real estate loans.

Net income from the Residential Mortgage Banking segment totaled $25 million in the recent quarter, compared with $13 million in the third quarter of 2013 and $28 million in 2014’s second quarter. The recent quarter’s improved performance as compared with the year-earlier quarter reflected a $22 million increase in revenues from servicing residential real estate loans, predominantly the result of increased sub-servicing activities, partially offset by lower net interest income of $3 million. The decrease in net income as compared with the second quarter of 2014 reflected lower gains of $5 million from the origination and sale of loans and a $2 million increase in salaries and benefits expense, offset, in part, by a $4 million increase in revenues from servicing residential real estate loans. Year-to-date net income for this segment totaled $72 million in 2014 and $81 million in 2013. That 11% decrease was due to the following factors: a $70 million decrease in loan origination and sales revenues (including intersegment revenues) due to lower origination volumes; a $9 million increase in the provision for credit losses, as the year-earlier period included a $9 million recovery of a previously charged-off loan to a residential real estate builder and developer; and a $6 million decline in net interest income. The decline in net interest income was attributable to a 19 basis point narrowing of the net interest margin on deposits and a $733 million decrease in average loans, offset in part, by a 50 basis point widening of the net interest margin on loans. Largely offsetting those unfavorable factors was a $69 million rise in revenues from servicing residential real estate loans, predominantly the result of sub-servicing activities.

Net contribution from the Retail Banking segment totaled $33 million in the third quarter of 2014, compared with $54 million in the year-earlier quarter and $32 million in the second quarter of 2014. The most significant factors contributing to the recent quarter’s decline in net income as compared with the year-earlier period included: a $21 million gain recognized in the third quarter of 2013 on the securitization and sale of approximately $1.4 billion of automobile loans previously held in the Company’s loan portfolio; a $16 million decline in net interest income, reflecting a 17 basis point narrowing of the net interest margin on deposits and a decrease in average loans of $635 million, offset, in part, by an 11 basis point widening of the net interest margin on loans; and a $6 million reduction in fees earned for providing deposit account services. The modest increase in the recent quarter’s net income as compared with the second quarter of 2014 reflected the offsetting impact of a $3 million increase in net interest income and an increase in the provision for credit losses in a like amount. The increase in net interest income reflects a $265 million increase in average loans, offset, in part, by a $478 million decrease in average deposits. Year-to-date net income for this segment was $95 million in 2014 and $158 million in 2013. That year-over-year decline was attributable to the following significant factors: a $63 million decrease in net interest income, reflecting a 22 basis point narrowing of the net interest margin on deposits and a $953 million decrease in the average loan balances, partially offset by a 14 basis point widening of the net interest margin on loans; the $21 million gain on the securitization of automobile loans recognized in 2013; an $18 million decline in service charges on deposit accounts; and higher noninterest operating expenses related to the Company-wide operational initiatives.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related gains and expenses resulting from acquisitions of financial institutions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes the trust activities of the Company. The various components of the “All Other” category resulted in a net loss of $2 million for the three months ended September 30, 2014, compared with net losses of $1 million for each of the three months ended September 30, 2013 and June 30, 2014, respectively. Largely offsetting factors reflected in the recent quarter’s unfavorable performance as compared with the year-earlier period were: higher personnel-related and professional service costs due to BSA/AML staffing and initiatives and higher incentive compensation, partially offset by the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and the interest-bearing liabilities of the Company’s reportable segments and an increase in trust income of $5 million. As compared with the second quarter of 2014, recent quarter results reflected a $7 million increase in personnel costs that was largely offset by a $4 million decrease in occupancy expense and a $2 million decline in FDIC assessments. The “All Other” category recorded a net loss of $37 million for the first nine months of 2014, compared with net income of $32 million for the corresponding 2013 period. Results for the 2013 period included realized gains on the sale of Visa and MasterCard common stock totaling $103 million and the reversal of an accrual for a contingent compensation obligation assumed in the May 2011 acquisition of Wilmington Trust in the amount of $26 million that expired offset, in part, by the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and the interest-bearing liabilities of the Company’s reportable segments. Also contributing to the unfavorable performance in 2014 as compared with 2013 were increases in personnel-related and professional service costs due to BSA/AML initiatives.

Recent Accounting Developments

In August 2014, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance for the classification of certain government-guaranteed mortgage loans upon foreclosure. This guidance requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based upon the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This guidance should be applied using a prospective transition method or a modified retrospective transition method. The Company does not expect that the guidance will have a material impact on its financial position or results of operations.

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

In June 2014, the FASB issued amended accounting guidance for repurchase-to-maturity transactions and repurchase financings. The amended accounting guidance changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. Further, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments require new disclosures on transfers accounted for as sales in transactions that are economically similar to repurchase agreements and about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes in this guidance are effective for the first interim or annual period beginning after December 15, 2014. Changes in accounting for transactions outstanding on the effective date should be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The disclosure guidance for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure guidance for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The Company does not currently have repurchase-to-maturity transactions or transfers of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. The Company will make the required disclosures when the guidance becomes effective.

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

In January 2014, the FASB issued amended accounting and disclosure guidance for reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. The amended guidance clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amended guidance also requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This guidance should be applied using a prospective transition method or a modified retrospective transition method. The Company does not expect that the guidance will have a material impact on its financial position or results of operations.

In January 2014, the FASB issued amended accounting guidance permitting an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The decision to apply the proportional amortization method of accounting is an accounting policy election that should be applied consistently to all qualifying affordable housing project investments. This guidance is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. This guidance should be applied retrospectively to all periods presented. The Company does not expect that the guidance will have a material impact on its financial position.

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

Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, credit losses and market values of loans, collateral securing loans and other assets; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; the impact of changes in market values on trust-related revenues; legislation and/or regulation affecting the financial services industry as a whole, and M&T and its subsidiaries individually or collectively, including tax legislation or regulation; regulatory supervision and oversight, including monetary policy and capital requirements; changes in accounting policies or procedures as may be required by the FASB or regulatory agencies; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries’ future businesses; and material differences in the actual financial results of merger, acquisition and investment activities compared with M&T’s initial expectations, including the full realization of anticipated cost savings and revenue enhancements.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2014 Quarters			2013 Quarters
	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$748,864	740,139	728,897	740,665	748,791	756,424	736,425
Interest expense	73,964	65,176	66,519	67,982	69,578	72,620	73,925

Net interest income	674,900	674,963	662,378	672,683	679,213	683,804	662,500
Less: provision for credit losses	29,000	30,000	32,000	42,000	48,000	57,000	38,000
Other income	451,111	456,412	420,107	446,246	477,388	508,689	432,882
Less: other expense	679,284	681,194	702,271	743,072	658,626	598,591	635,596

Income before income taxes	417,727	420,181	348,214	333,857	449,975	536,902	421,786
Applicable income taxes	136,542	129,996	113,252	106,236	149,391	182,219	141,223
Taxable-equivalent adjustment	5,841	5,849	5,945	6,199	6,105	6,217	6,450

Net income	$275,344	284,336	229,017	221,422	294,479	348,466	274,113

Net income available to common shareholders-diluted	$251,917	260,695	211,731	203,451	275,356	328,557	255,096
Per common share data
Basic earnings	$1.92	1.99	1.63	1.57	2.13	2.56	2.00
Diluted earnings	1.91	1.98	1.61	1.56	2.11	2.55	1.98
Cash dividends	$.70	.70	.70	.70	.70	.70	.70
Average common shares outstanding
Basic	131,265	130,856	130,212	129,497	129,171	128,252	127,669
Diluted	132,128	131,828	131,126	130,464	130,265	129,017	128,636

Performance ratios, annualized
Return on
Average assets	1.17%	1.27%	1.07%	1.03%	1.39%	1.68%	1.36%
Average common shareholders’ equity	9.18%	9.79%	8.22%	7.99%	11.06%	13.78%	11.10%
Net interest margin on average earning assets (taxable-equivalent basis)	3.23%	3.40%	3.52%	3.56%	3.61%	3.71%	3.71%
Nonaccrual loans to total loans and leases, net of unearned discount	1.29%	1.36%	1.39%	1.36%	1.44%	1.46%	1.60%

Net operating (tangible) results (a)
Net operating income (in thousands)	$279,838	289,974	235,162	227,797	300,968	360,734	285,136
Diluted net operating income per common share	1.94	2.02	1.66	1.61	2.16	2.65	2.06
Annualized return on
Average tangible assets	1.24%	1.35%	1.15%	1.11%	1.48%	1.81%	1.48%
Average tangible common shareholders’ equity	13.80%	14.92%	12.76%	12.67%	17.64%	22.72%	18.71%
Efficiency ratio (b)	59.67%	59.39%	63.95%	65.48%	56.03%	50.92%	55.88%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$93,245	89,873	86,665	85,330	84,011	83,352	81,913
Total tangible assets (c)	89,689	86,311	83,096	81,754	80,427	79,760	78,311
Earning assets	82,776	79,556	76,288	75,049	74,667	73,960	72,339
Investment securities	12,780	10,959	9,265	8,354	6,979	5,293	5,803
Loans and leases, net of unearned discount	64,763	64,343	63,763	63,550	64,858	65,979	65,852
Deposits	70,772	69,659	67,327	67,212	66,232	65,680	64,540
Common shareholders’ equity (c)	11,015	10,808	10,576	10,228	10,003	9,687	9,448
Tangible common shareholders’ equity (c)	7,459	7,246	7,007	6,652	6,419	6,095	5,846

At end of quarter
Total assets (c)	$97,228	90,835	88,530	85,162	84,427	83,229	82,812
Total tangible assets (c)	93,674	87,276	84,965	81,589	80,847	79,641	79,215
Earning assets	86,751	80,062	77,950	74,706	74,085	73,927	73,543
Investment securities	13,348	12,120	10,364	8,796	8,310	5,211	5,661
Loans and leases, net of unearned discount	65,572	64,748	64,135	64,073	63,659	65,972	65,924
Deposits	74,342	69,829	68,699	67,119	66,552	65,661	65,090
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	11,099	10,934	10,652	10,421	10,133	9,836	9,545
Tangible common shareholders’ equity (c)	7,545	7,375	7,087	6,848	6,553	6,248	5,948
Equity per common share	83.99	82.86	81.05	79.81	77.81	75.98	73.99
Tangible equity per common share	57.10	55.89	53.92	52.45	50.32	48.26	46.11

Market price per common share
High	$128.69	125.90	123.04	117.29	119.54	112.01	105.90
Low	118.51	116.10	109.16	109.23	109.47	95.68	99.59
Closing	123.29	124.05	121.30	116.42	111.92	111.75	103.16

(a)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 2.
(b)	Excludes impact of merger-related gains and expenses and net securities transactions.
(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2014 Quarters			2013 Quarters
	Third	Second	First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$275,344	284,336	229,017	221,422	294,479	348,466	274,113
Amortization of core deposit and other intangible assets (a)	4,494	5,638	6,145	6,375	6,489	7,632	8,148
Merger-related expenses (a)	—	—	—	—	—	4,636	2,875

Net operating income	$279,838	289,974	235,162	227,797	300,968	360,734	285,136

Earnings per common share
Diluted earnings per common share	$1.91	1.98	1.61	1.56	2.11	2.55	1.98
Amortization of core deposit and other intangible assets (a)	.03	.04	.05	.05	.05	.06	.06
Merger-related expenses (a)	—	—	—	—	—	.04	.02

Diluted net operating earnings per common share	$1.94	2.02	1.66	1.61	2.16	2.65	2.06

Other expense
Other expense	$679,284	681,194	702,271	743,072	658,626	598,591	635,596
Amortization of core deposit and other intangible assets	(7,358)	(9,234)	(10,062)	(10,439)	(10,628)	(12,502)	(13,343)
Merger-related expenses	—	—	—	—	—	(7,632)	(4,732)

Noninterest operating expense	$671,926	671,960	692,209	732,633	647,998	578,457	617,521

Merger-related expenses
Salaries and employee benefits	$—	—	—	—	—	300	536
Equipment and net occupancy	—	—	—	—	—	489	201
Printing, postage and supplies	—	—	—	—	—	998	827
Other costs of operations	—	—	—	—	—	5,845	3,168

Total	$—	—	—	—	—	7,632	4,732

Efficiency ratio
Noninterest operating expense (numerator)	$671,926	671,960	692,209	732,633	647,998	578,457	617,521

Taxable-equivalent net interest income	674,900	674,963	662,378	672,683	679,213	683,804	662,500
Other income	451,111	456,412	420,107	446,246	477,388	508,689	432,882
Less: Gain on bank investment securities	—	—	—	—	—	56,457	—
Net OTTI losses recognized in earnings	—	—	—	—	—	—	(9,800)

Denominator	$1,126,011	1,131,375	1,082,485	1,118,929	1,156,601	1,136,036	1,105,182

Efficiency ratio	59.67%	59.39%	63.95%	65.48%	56.03%	50.92%	55.88%

Balance sheet data
In millions
Average assets
Average assets	$93,245	89,873	86,665	85,330	84,011	83,352	81,913
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(45)	(53)	(64)	(74)	(84)	(95)	(109)
Deferred taxes	14	16	20	23	25	28	32

Average tangible assets	$89,689	86,311	83,096	81,754	80,427	79,760	78,311

Average common equity
Average total equity	$12,247	12,039	11,648	11,109	10,881	10,563	10,322
Preferred stock	(1,232)	(1,231)	(1,072)	(881)	(878)	(876)	(874)

Average common equity	11,015	10,808	10,576	10,228	10,003	9,687	9,448

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(45)	(53)	(64)	(74)	(84)	(95)	(109)
Deferred taxes	14	16	20	23	25	28	32

Average tangible common equity	$7,459	7,246	7,007	6,652	6,419	6,095	5,846

At end of quarter
Total assets
Total assets	$97,228	90,835	88,530	85,162	84,427	83,229	82,812
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(42)	(49)	(59)	(69)	(79)	(90)	(102)
Deferred taxes	13	15	19	21	24	27	30

Total tangible assets	$93,674	87,276	84,965	81,589	80,847	79,641	79,215

Total common equity
Total equity	$12,333	12,169	11,887	11,306	11,016	10,716	10,423
Preferred stock	(1,232)	(1,232)	(1,232)	(882)	(879)	(877)	(875)
Undeclared dividends - cumulative preferred stock	(2)	(3)	(3)	(3)	(4)	(3)	(3)

Common equity, net of undeclared cumulative preferred dividends	11,099	10,934	10,652	10,421	10,133	9,836	9,545

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(42)	(49)	(59)	(69)	(79)	(90)	(102)
Deferred taxes	13	15	19	21	24	27	30

Total tangible common equity	$7,545	7,375	7,087	6,848	6,553	6,248	5,948

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2014 Third Quarter			2014 Second Quarter			2014 First Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$18,889	$156,440	3.29%	18,978	157,891	3.34%	18,476	153,529	3.37%
Real estate - commercial	26,487	283,476	4.19	26,140	278,596	4.22	26,143	287,584	4.40
Real estate - consumer	8,634	90,023	4.17	8,746	95,439	4.36	8,844	92,533	4.19
Consumer	10,753	122,408	4.52	10,479	118,157	4.52	10,300	116,631	4.59

Total loans and leases, net	64,763	652,347	4.00	64,343	650,083	4.05	63,763	650,277	4.14

Interest-bearing deposits at banks	5,083	3,198	.25	4,080	2,535	.25	3,089	1,884	.25
Federal funds sold and agreements to resell securities	80	14	.07	90	16	.07	100	16	.07
Trading account	70	287	1.65	84	264	1.25	71	477	2.68
Investment securities**
U.S. Treasury and federal agencies	11,817	82,475	2.77	9,984	74,046	2.97	8,286	64,814	3.17
Obligations of states and political subdivisions	162	1,897	4.65	166	1,986	4.82	177	2,269	5.20
Other	801	8,646	4.28	809	11,209	5.56	802	9,160	4.63

Total investment securities	12,780	93,018	2.89	10,959	87,241	3.19	9,265	76,243	3.34

Total earning assets	82,776	748,864	3.59	79,556	740,139	3.73	76,288	728,897	3.87

Allowance for credit losses	(924)			(922)			(923)
Cash and due from banks	1,273			1,224			1,322
Other assets	10,120			10,015			9,978

Total assets	$93,245			89,873			86,665

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$1,037	394	.15	1,026	330	.13	988	297	.12
Savings deposits	41,056	11,532	.11	39,478	11,181	.11	38,358	11,601	.12
Time deposits	3,227	3,805	.47	3,350	3,855	.46	3,460	3,940	.46
Deposits at Cayman Islands office	325	161	.20	339	181	.21	380	208	.22

Total interest-bearing deposits	45,645	15,892	.14	44,193	15,547	.14	43,186	16,046	.15

Short-term borrowings	181	19	.04	220	25	.05	264	32	.05
Long-term borrowings	8,547	58,053	2.69	6,525	49,604	3.05	5,897	50,441	3.47

Total interest-bearing liabilities	54,373	73,964	.54	50,938	65,176	.51	49,347	66,519	.55

Noninterest-bearing deposits	25,127			25,466			24,141
Other liabilities	1,498			1,430			1,529

Total liabilities	80,998			77,834			75,017

Shareholders’ equity	12,247			12,039			11,648

Total liabilities and shareholders’ equity	$93,245			89,873			86,665

Net interest spread			3.05			3.22			3.32
Contribution of interest-free funds			.18			.18			.20

Net interest income/margin on earning assets		$674,900	3.23%		674,963	3.40%		662,378	3.52%

(continued)

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2013 Fourth Quarter			2013 Third Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$18,096	$155,396	3.41%	17,798	156,915	3.50%
Real estate - commercial	26,231	300,225	4.48	26,129	301,178	4.51
Real estate - consumer	8,990	94,436	4.20	9,636	100,364	4.17
Consumer	10,233	118,554	4.60	11,295	130,179	4.57

Total loans and leases, net	63,550	668,611	4.17	64,858	688,636	4.21

Interest-bearing deposits at banks	2,948	1,829	.25	2,646	1,650	.25
Federal funds sold and agreements to resell securities	115	20	.07	117	22	.08
Trading account	82	280	1.36	67	211	1.27
Investment securities**
U.S. Treasury and federal agencies	7,349	60,150	3.25	5,948	48,406	3.23
Obligations of states and political subdivisions	186	2,436	5.20	193	2,460	5.07
Other	819	7,339	3.56	838	7,406	3.51

Total investment securities	8,354	69,925	3.32	6,979	58,272	3.31

Total earning assets	75,049	740,665	3.92	74,667	748,791	3.98

Allowance for credit losses	(925)			(935)
Cash and due from banks	1,417			1,374
Other assets	9,789			8,905

Total assets	$85,330			84,011

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$933	311	.13	924	333	.14
Savings deposits	38,079	13,388	.14	36,990	13,733	.15
Time deposits	3,617	4,630	.51	3,928	6,129	.62
Deposits at Cayman Islands office	414	217	.21	392	213	.22

Total interest-bearing deposits	43,043	18,546	.17	42,234	20,408	.19

Short-term borrowings	287	45	.06	299	58	.08
Long-term borrowings	5,009	49,391	3.91	5,010	49,112	3.89

Total interest-bearing liabilities	48,339	67,982	.56	47,543	69,578	.58

Noninterest-bearing deposits	24,169			23,998
Other liabilities	1,713			1,589

Total liabilities	74,221			73,130

Shareholders’ equity	11,109			10,881

Total liabilities and shareholders’ equity	$85,330			84,011

Net interest spread			3.36			3.40
Contribution of interest-free funds			.20			.21

Net interest income/margin on earning assets		$672,683	3.56%		679,213	3.61%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of September 30, 2014.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

Wilmington Trust Corporation Investigative and Litigation Matters

M&T’s Wilmington Trust Corporation (“Wilmington Trust”) subsidiary is the subject of a governmental investigation arising from actions undertaken by Wilmington Trust prior to M&T’s acquisition of Wilmington Trust and its subsidiaries, as set forth below.

DOJ Investigation: Prior to M&T’s acquisition of Wilmington Trust, the Department of Justice (“DOJ”) commenced an investigation of Wilmington Trust, relating to Wilmington Trust’s financial reporting and securities filings, as well as certain commercial real estate lending relationships involving its subsidiary bank, Wilmington Trust Company, all of which relate to filings and activities occurring prior to the acquisition of Wilmington Trust by M&T. Counsel for Wilmington Trust has met with the DOJ to discuss the DOJ investigation. The DOJ investigation is ongoing.

This investigation could lead to administrative or legal proceedings resulting in potential civil and/or criminal remedies, or settlements, including, among other things, enforcement actions, fines, penalties, restitution or additional costs and expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased(1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

July 1 – July 31, 2014	885	$123.23	—	2,181,500

August 1 – August 31, 2014	976	123.73	—	2,181,500

September 1 – September 30, 2014	7,753	126.06	—	2,181,500

Total	9,614	$125.57	—

(1)	The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.
(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

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

M&T BANK CORPORATION

Date: November 5, 2014	By:	/s/ René F. Jones
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