Form 10-K
period 2014-12-31
M&T BANK CORP
filed 2015-02-20
CIK 36270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9861

M&T BANK CORPORATION

(Exact name of registrant as specified in its charter)

New York	16-0968385
(State of incorporation)	(I.R.S. Employer Identification No.)

One M&T Plaza, Buffalo, New York	14203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

716-635-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.50 par value	New York Stock Exchange
6.375% Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share	New York Stock Exchange
6.375% Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share	New York Stock Exchange
Warrants to purchase shares of Common Stock (expiring December 23, 2018)	New York Stock Exchange

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2014: $14,427,352,292.

Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on February 13, 2015: 132,912,535 shares.

Documents Incorporated By Reference:

(1) Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders of M&T Bank Corporation in Parts II and III.

M&T BANK CORPORATION

Form 10-K for the year ended December 31, 2014

CROSS-REFERENCE SHEET

				Form 10-K Page
PART I
Item 1. Business				4
Statistical disclosure pursuant to Guide 3
	I.	Distribution of assets, liabilities, and shareholders’ equity; interest rates and interest differential
		A.	Average balance sheets	47
		B.	Interest income/expense and resulting yield or rate on average interest-earning assets (including non-accrual loans) and interest-bearing liabilities	47
		C.	Rate/volume variances	23
	II.	Investment portfolio
		A.	Year-end balances	21,109
		B.	Maturity schedule and weighted average yield	79
		C.	Aggregate carrying value of securities that exceed ten percent of shareholders’ equity	110
	III.	Loan portfolio
		A.	Year-end balances	21, 113
		B.	Maturities and sensitivities to changes in interest rates	77
		C.	Risk elements
			Nonaccrual, past due and renegotiated loans	60, 115-119
			Actual and pro forma interest on certain loans .	115,123
			Nonaccrual policy	104,105
			Loan concentrations	69
	IV.	Summary of loan loss experience
		A.	Analysis of the allowance for loan losses	58,120-125
			Factors influencing management’s judgment concerning the adequacy of the allowance and provision	57-69, 105, 120-125
		B.	Allocation of the allowance for loan losses	68,120,124-125
	V.	Deposits
		A.	Average balances and rates	47
		B.	Maturity schedule of domestic time deposits with balances of $100,000 or more	80
	VI.	Return on equity and assets		23,42,83,85
	VII.	Short-term borrowings		129
Item 1A.		Risk Factors		23-32
Item 1B.		Unresolved Staff Comments .		32
Item 2.		Properties		32-33
Item 3.		Legal Proceedings		33
Item 4.		Mine Safety Disclosures		33
		Executive Officers of the Registrant		34-35
PART II
Item 5.		Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities		35-38
		A.	Principal market	35
			Market prices	93
		B.	Approximate number of holders at year-end	21

			Form 10-K Page
	C.	Frequency and amount of dividends declared	22-23, 93, 102
	D.	Restrictions on dividends	9-14
	E.	Securities authorized for issuance under equity compensation plans	35-36
	F.	Performance graph	37
	G.	Repurchases of common stock	38
Item 6.	Selected Financial Data		38
	A.	Selected consolidated year-end balances	21
	B.	Consolidated earnings, etc.	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		38-94
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk		95
Item 8.	Financial Statements and Supplementary Data		95
	A.	Report on Internal Control Over Financial Reporting	96
	B.	Report of Independent Registered Public Accounting Firm	97
	C.	Consolidated Balance Sheet — December 31, 2014 and 2013	98
	D.	Consolidated Statement of Income — Years ended December 31, 2014, 2013 and 2012	99
	E.	Consolidated Statement of Comprehensive Income — Years ended December 31, 2014, 2013 and 2012	100
	F.	Consolidated Statement of Cash Flows — Years ended December 31, 2014, 2013 and 2012	101
	G.	Consolidated Statement of Changes in Shareholders’ Equity — Years ended December 31, 2014, 2013 and 2012	102
	H.	Notes to Financial Statements	103-169
	I.	Quarterly Trends	93
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure		170
Item 9A.	Controls and Procedures		170
	A.	Conclusions of principal executive officer and principal financial officer regarding disclosure controls and procedures	170
	B.	Management’s annual report on internal control over financial reporting	170
	C.	Attestation report of the registered public accounting firm	170
	D.	Changes in internal control over financial reporting	170
Item 9B.	Other Information		170
PART III
Item 10.	Directors, Executive Officers and Corporate Governance		170
Item 11.	Executive Compensation		170
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		171
Item 13.	Certain Relationships and Related Transactions, and Director Independence		171
Item 14.	Principal Accountant Fees and Services		171
PART IV
Item 15.	Exhibits and Financial Statement Schedules		171
SIGNATURES			172-173
EXHIBIT INDEX			174-176

PART I

Item 1.	Business.

M&T Bank Corporation (“Registrant” or “M&T”) is a New York business corporation which is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and as a bank holding company (“BHC”) under Article III-A of the New York Banking Law (“Banking Law”). The principal executive offices of M&T are located at One M&T Plaza, Buffalo, New York 14203. M&T was incorporated in November 1969. M&T and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” As of December 31, 2014 the Company had consolidated total assets of $96.7 billion, deposits of $73.6 billion and shareholders’ equity of $12.3 billion. The Company had 14,609 full-time and 1,173 part-time employees as of December 31, 2014.

At December 31, 2014, M&T had two wholly owned bank subsidiaries: M&T Bank and Wilmington Trust, National Association (“Wilmington Trust, N.A.”). The banks collectively offer a wide range of retail and commercial banking, trust and wealth management, and investment services to their customers. At December 31, 2014, M&T Bank represented 99% of consolidated assets of the Company.

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

Subsidiaries

M&T Bank is a banking corporation that is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2014, M&T Bank had 693 domestic banking offices located in New York State, Pennsylvania, Maryland, Delaware, Virginia, West Virginia, and the District of Columbia, a full-service commercial banking office in Ontario, Canada, and an office in George Town, Cayman Islands. As of December 31, 2014, M&T Bank had consolidated total assets of $95.9 billion, deposits of $74.8 billion and shareholder’s equity of $11.5 billion. The deposit liabilities of M&T Bank are insured by the FDIC through its Deposit Insurance Fund (“DIF”). As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, Virginia, Delaware and Washington, D.C., and on small and medium-size businesses based in those areas, although loans are originated through lending offices in other states and in Ontario, Canada. In addition, the Company conducts lending activities in various states through other subsidiaries. Trust and other fiduciary services are offered by M&T Bank and through its wholly owned subsidiary, Wilmington Trust Company. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company.

Wilmington Trust, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of Wilmington Trust, N.A. are insured by the FDIC through the DIF. The main office of Wilmington Trust, N.A. is located at 1100 North Market Street, Wilmington, Delaware, 19890. Wilmington Trust, N.A. offers various trust and wealth management services. Historically, Wilmington Trust, N.A. offered selected deposit and loan products on a nationwide basis, through direct mail, telephone marketing techniques and the Internet. As of December 31, 2014, Wilmington Trust, N.A. had total assets of $2.8 billion, deposits of $2.2 billion and shareholder’s equity of $436 million.

Wilmington Trust Company, a wholly owned subsidiary of M&T Bank, was incorporated as a Delaware bank and trust company in March 1901 and amended its charter in July 2011 to become a nondepository trust company. Wilmington Trust Company provides a variety of Delaware based trust, fiduciary and custodial services to its clients. As of December 31, 2014, Wilmington Trust Company had total assets of $1.0 billion and shareholder’s equity of $542 million. Revenues of Wilmington Trust Company were $116 million in 2014. The headquarters of Wilmington Trust Company are located at 1100 North Market Street, Wilmington, Delaware 19890.

M&T Life Insurance Company (“M&T Life Insurance”), a wholly owned subsidiary of M&T, was incorporated as an Arizona business corporation in January 1984. M&T Life Insurance is a credit reinsurer which reinsures credit life and accident and health insurance purchased by the Company’s consumer loan customers. As of December 31, 2014, M&T Life Insurance had assets of $17 million and shareholder’s equity of $16 million. M&T Life Insurance recorded revenues of $421 thousand during 2014. Headquarters of M&T Life Insurance are located at 101 North First Avenue, Phoenix, Arizona 85003.

M&T Insurance Agency, Inc. (“M&T Insurance Agency”), a wholly owned insurance agency subsidiary of M&T Bank, was incorporated as a New York corporation in March 1955. M&T Insurance Agency provides insurance agency services principally to the commercial market. As of December 31, 2014, M&T Insurance Agency had assets of $29 million and shareholder’s equity of $15 million. M&T Insurance Agency recorded revenues of $28 million during 2014. The headquarters of M&T Insurance Agency are located at 285 Delaware Avenue, Buffalo, New York 14202.

M&T Mortgage Reinsurance Company, Inc. (“M&T Reinsurance”), a wholly owned subsidiary of M&T Bank, was incorporated as a Vermont business corporation in July 1999. M&T Reinsurance enters into reinsurance contracts with insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with M&T Bank-related mortgage loans. M&T Reinsurance receives a share of the premium for those policies in exchange for accepting a portion of the insurer’s risk of borrower default. As of December 31, 2014, M&T Reinsurance had assets of $17 million and shareholder’s equity of $14 million. M&T Reinsurance recorded approximately $1 million of revenue during 2014. M&T Reinsurance’s principal and registered office is at 148 College Street, Burlington, Vermont 05401.

M&T Real Estate Trust (“M&T Real Estate”) is a Maryland Real Estate Investment Trust that was formed through the merger of two separate subsidiaries, but traces its origin to the incorporation of M&T Real Estate, Inc. in July 1995. M&T Real Estate engages in commercial real estate lending and provides loan servicing to M&T Bank. As of December 31, 2014, M&T Real Estate had assets of $19.1 billion, common shareholder’s equity of $16.6 billion, and preferred shareholders’ equity, consisting of 9% fixed-rate preferred stock (par value $1,000), of $1 million. All of the outstanding common stock and 89% of the preferred stock of M&T Real Estate is owned by M&T Bank. The remaining 11% of M&T Real Estate’s outstanding preferred stock is owned by officers or former officers of the Company. M&T Real Estate recorded $769 million of revenue in 2014. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Realty Capital Corporation (“M&T Realty Capital”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation in October 1973. M&T Realty Capital engages in multifamily commercial real estate lending and provides loan servicing to purchasers of the loans it originates. As of December 31, 2014, M&T Realty Capital serviced $11.3 billion of commercial mortgage loans for non-affiliates and had assets of $656 million and shareholder’s equity of $115 million. M&T Realty Capital recorded revenues of $90 million in 2014. The headquarters of M&T Realty Capital are located at 25 South Charles Street, Baltimore, Maryland 21202.

M&T Securities, Inc. (“M&T Securities”) is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, and as an investment advisor under the Investment Advisors Act of 1940, as amended (the “Investment Advisors Act”). M&T Securities is licensed as a life insurance agent in each state where M&T Bank operates branch offices and in a number of other states. It provides securities brokerage, investment advisory and insurance services. As of December 31, 2014, M&T Securities had assets of $43 million and shareholder’s equity of $32 million. M&T Securities recorded $106 million of revenue during 2014. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14203.

Wilmington Trust Investment Advisors, Inc. (“WT Investment Advisors”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation on June 30, 1995. WT Investment Advisors, a registered investment advisor under the Investment Advisors Act, serves as an investment advisor to the Wilmington Funds, a family of proprietary mutual funds, and institutional clients. As of December 31, 2014, WT Investment Advisors had assets of $41 million and shareholder’s equity of $35 million. WT Investment Advisors recorded revenues of $49 million in 2014. The headquarters of WT

Investment Advisors are located at 100 East Pratt Street, Baltimore, Maryland 21202.

Wilmington Funds Management Corporation (“Wilmington Funds Management”) is a wholly owned subsidiary of M&T that was incorporated in September 1981 as a Delaware corporation. Wilmington Funds Management is registered as an investment advisor under the Investment Advisors Act and serves as an investment advisor to the Wilmington Funds. Wilmington Funds Management had assets of $13 million and shareholder’s equity of $12 million as of December 31, 2014. Wilmington Funds Management recorded revenues of $18 million in 2014. The headquarters of Wilmington Funds Management are located at 1100 North Market Street, Wilmington, Delaware 19890.

Wilmington Trust Investment Management, LLC (“WTIM”) is a wholly owned subsidiary of M&T and was incorporated in December 2001 as a Georgia limited liability company. WTIM is a registered investment advisor under the Investment Advisors Act and provides investment management services to clients, including certain private funds. As of December 31, 2014, WTIM has assets of $25 million and shareholder’s equity of $25 million. WTIM recorded revenues of $6 million in 2014. WTIM’s headquarters is located at Terminus 27th Floor, 3280 Peachtree Road N.E., Atlanta, Georgia 30305.

The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries did not represent, individually and collectively, a significant portion of the Company’s consolidated assets, net income and shareholders’ equity at December 31, 2014.

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

The only activities that, as a class, contributed 10% or more of the sum of consolidated interest income and other income in any of the last three years were interest on loans and trust income. The amount of income from such sources during those years is set forth on the Company’s Consolidated Statement of Income filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

Overview

M&T is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) as a BHC under the BHCA. As such, M&T and its subsidiaries are subject to the supervision, examination and reporting requirements of the BHCA and the regulations of the Federal Reserve Board.

In general, the BHCA limits the business of a BHC to banking, managing or controlling banks, and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board, by regulation or order, in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” M&T became a financial holding company on March 1, 2011. The failure to meet such requirements could result in material restrictions on the activities of M&T and may also adversely affect the Company’s ability to enter into certain transactions or obtain necessary approvals in connection therewith, as well as loss of financial holding company status.

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

Recent Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States and provides for enhanced supervision and prudential standards for, among other things, bank holding companies, like M&T, that have total consolidated assets of $50 billion or more. Not all of the rules required or expected to be implemented under the Dodd-Frank Act have been proposed or adopted, and certain of the rules that have been proposed or adopted under the Dodd-Frank Act are subject to phase-in or transitional periods. The ultimate implications of the Dodd-Frank Act for the Company’s businesses will depend to a large extent on the manner in which rules adopted pursuant to the Dodd-Frank Act are implemented by the primary U.S. financial regulatory agencies as well as potential changes in market practices and structures in response to the requirements of the Dodd-Frank Act and financial reforms in other jurisdictions.

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Beginning in the second quarter of 2011, assessments are based on average consolidated total assets less average Tier 1 capital and certain allowable deductions of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

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

Enhanced Supervision and Prudential Standards

Section 165 of the Dodd-Frank Act directed the Federal Reserve Board to enact enhanced prudential standards applicable to foreign banking organizations and bank holding companies with total consolidated assets of $50 billion or more, such as M&T. On February 18, 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the required enhanced prudential standards. These enhanced prudential standards, which are intended to help increase the resiliency of the operations of these organizations, include liquidity requirements, requirements for overall risk management (including establishing a risk committee), and a 15-to-1 debt-to-equity limit for companies that the Financial Stability Oversight Council has determined pose a grave threat to financial stability. The liquidity requirements and risk management requirements became effective as to M&T on January 1, 2015. The Federal Reserve Board has not yet adopted final single counterparty credit limits or early remediation requirements.

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

Volcker Rule

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal banking regulators and the SEC adopted final rules to implement the Volcker Rule. The Company believes that it does not engage in any significant amount of proprietary trading as defined in the Volcker Rule and that, although it may be required by the covered funds provisions to divest certain investments by the end of the compliance period, the Volcker Rule is not expected to have a significant effect on M&T’s financial condition or its results of operations. Although the Volcker Rule became effective on July 21, 2012 and the final rules became effective on April 1, 2014, in connection with the adoption of the final rules on December 10, 2013 by the responsible agencies, the Federal Reserve issued an order extending the period during which institutions have to conform their investments to the requirements of the Volcker Rule to July 2016.

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

Dividend payments by M&T to its shareholders and stock repurchases by M&T are subject to the oversight of the Federal Reserve Board. As described below in this section under “Stress Testing and Capital Plan Review,” dividends and stock repurchases (net of any new stock issuances as per a capital plan) generally may only be paid or made under a capital plan as to which the Federal Reserve Board has not objected.

Supervision and Regulation of M&T Bank’s Subsidiaries

M&T Bank has a number of subsidiaries. These subsidiaries are subject to the laws and regulations of both the federal government and the various states in which they conduct business. For example, M&T Securities is regulated by the SEC, the Financial Industry Regulatory Authority and state securities regulators.

Capital Requirements

M&T and its subsidiary banks are required to comply with applicable capital adequacy standards established by the federal banking agencies. The risk-based capital standards that were applicable to M&T and its subsidiary banks through December 31, 2014 were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee on Banking Supervision (the “Basel Committee”). However, in July 2013, the Federal Reserve Board, the OCC and the FDIC approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. These rules went into effect as to M&T and its subsidiary banks on January 1, 2015, subject to phase-in periods for certain components and other provisions.

Basel III and the New Capital Rules. The New Capital Rules generally implement the Basel Committee’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including M&T, M&T Bank and Wilmington Trust, N.A., as compared to the U.S. general risk-based capital rules that were applicable to the Company through December 31, 2014. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules.

Among other matters, the New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to the previous regulations. Under the New Capital Rules, for most banking organizations, including M&T, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 are as follows:

—	4.5% CET1 to risk-weighted assets;
—	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;
—	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and
—	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The New Capital Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the capital standards applicable to M&T will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%; (iii) Total capital to risk-weighted assets of at least 10.5% and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. In addition, M&T is also subject to the Federal Reserve Board’s capital plan rule and supervisory Capital Analysis and Review (“CCAR”) process, pursuant to which its ability to make capital distributions and repurchase or redeem capital securities may be limited unless M&T is able to demonstrate its ability to meet applicable minimum capital ratios and currently a 5% minimum Tier 1 common equity ratio, as well as other requirements, over a nine quarter planning horizon under a “severely adverse” macroeconomic scenario generated yearly by the federal bank regulators. See “Stress Testing and Capital Plan Review” below.

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

In addition, under the risk-based capital rules applicable to the Company through December 31, 2014, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under U.S. GAAP were reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including M&T, may make a one-time permanent election to continue to exclude these items. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies, such as M&T, that had $15 billion or more in total consolidated assets as of December 31, 2009. As a result, beginning in 2015 25% of M&T’s trust preferred securities became includable in Tier 1 capital, and in 2016, none of M&T’s trust preferred securities will be includable in Tier 1 capital. Trust preferred securities no longer included in M&T’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules. Management believes that M&T is in compliance with the targeted capital ratios. More specifically, management estimates that M&T’s ratio of CET1 to risk-weighted assets under the New Capital Rules on a fully phased-in basis was approximately 9.62% as of December 31, 2014, reflecting an estimate of the computation of CET1 and M&T’s risk-weighted assets under the methodologies set forth in the New Capital Rules.

M&T’s regulatory capital ratios under risk-based capital rules in effect through December 31, 2014 are presented in note 23 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

Liquidity Ratios under Basel III. Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. On September 3, 2014, the Federal Reserve and other banking regulators adopted final rules (“Final LCR Rule”) implementing a U.S. version of the Basel Committee’s Liquidity Coverage Ratio requirement (“LCR”). The LCR is intended to ensure that banks hold sufficient amounts of so-called “high quality liquid assets” (“HQLA”) to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. The LCR is the ratio of an institution’s amount of HQLA (the numerator) over projected net cash out-flows over the 30-day horizon (the denominator), in each case, as calculated pursuant to the Final LCR Rule. Once fully phased-in, a subject institution must maintain an LCR equal to at least 100% in order to satisfy this regulatory requirement. Only specific classes of assets, including U.S. Treasury securities, other U.S. government obligations and agency mortgaged-backed securities, qualify under the rule as HQLA, with classes of assets deemed relatively less liquid and/or subject to greater degree of credit risk subject to certain haircuts and caps for purposes of calculating the numerator under the Final LCR Rule. The total net cash outflows amount is determined under the rule by applying certain hypothetical outflow and inflow rates, which reflect certain standardized stressed assumptions, against the balances of the banking organization’s funding sources, obligations, transactions and assets over the 30-day stress period. Inflows that can be included to offset outflows are limited to 75% of outflows (which effectively means that banking organizations must hold high-quality liquid assets equal to 25% of outflows even if outflows perfectly match inflows over the stress period). The total net cash outflow amount for the modified LCR applicable to M&T is capped at 70% of the outflow rate that applies to the full LCR. The initial compliance date for the modified LCR will be January 2016, with the requirement fully phased-in by January 2017.

The Basel III framework also included a second standard, referred to as the net stable funding ratio (“NSFR”), which is designed to promote more medium-and long-term funding of the assets and activities of banks over a one-year time horizon. Although the Basel Committee finalized its formulation of the NSFR in 2014, the U.S. banking agencies have not yet proposed an NSFR for application to U.S. banking organizations or addressed the scope of banking organizations to which it will apply. The Basel Committee’s final NSFR document states that the NSFR applies to internationally active banks, as did its final LCR document as to that ratio.

Capital Requirements of Subsidiary Depository Institutions. M&T Bank and Wilmington Trust, N.A. are subject to substantially similar capital requirements as those applicable to M&T. As of December 31, 2014, both M&T Bank and Wilmington Trust, N.A. were in compliance with applicable minimum capital requirements. None of M&T, M&T Bank or Wilmington Trust, N.A. has been advised by any federal banking agency of a failure to meet any specific minimum capital ratio requirement applicable to it as of December 31, 2014. Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See “Regulatory Remedies under the FDIA” below.

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

In addition, bank holding companies with total consolidated assets of $50 billion or more, such as M&T, must submit annual capital plans for approval as part of the Federal Reserve Board’s CCAR process. Covered bank holding companies may execute capital actions, such as paying dividends and repurchasing stock, only in accordance with a capital plan that has been reviewed and approved by the Federal Reserve Board (or any approved amendments to such plan). The comprehensive capital plans include a view of capital adequacy under four scenarios — a BHC-defined baseline scenario, a baseline scenario provided by the Federal Reserve Board, at least one BHC-defined stress scenario, and a stress scenario provided by the Federal Reserve Board. The CCAR process is intended to help ensure that these bank holding companies have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. Each of the bank holding companies participating in the CCAR process is also required to collect and report certain related data to the Federal Reserve Board on a quarterly basis to allow the Federal Reserve Board to monitor progress against the approved capital plans. Each capital plan must include a view of capital adequacy under the stress test scenarios described above. The Federal Reserve Board may object to a capital plan if the plan does not show that the covered bank holding company will maintain a Tier 1 common equity ratio (as defined under the Basel I framework) of at least 5% on a pro forma basis under expected and stressful conditions throughout the nine-quarter planning horizon covered by the capital plan. Even if such quantitative thresholds are met, the Federal Reserve Board could object to a capital plan for qualitative reasons, including inadequate assumptions in the plan, other unresolved supervisory issues or an insufficiently robust capital adequacy process, or if the capital plan would otherwise constitute an unsafe or unsound practice or violate law. The rules also provide that a covered BHC may not make a capital distribution unless after giving effect to the distribution it will meet all minimum regulatory capital ratios and have a ratio of Tier 1 common equity to risk-weighted assets of at least 5%. The CCAR rules, consistent with prior Federal Reserve Board guidance, also provide that capital plans contemplating dividend payout ratios exceeding 30% of net income will receive particularly close scrutiny. M&T’s most recent CCAR capital plan was filed with the Federal Reserve Board on January 5, 2015.

In October 2014, the Federal Reserve Board amended its capital planning and stress testing rules to, among other things, generally limit a BHC’s ability to make quarterly capital distributions – that is, dividends and share repurchases – commencing April 1, 2015 if the amount of the BHC’s actual cumulative quarterly capital issuances of instruments that qualify as regulatory capital are less than the BHC had indicated in its submitted capital plan as to which it received a non-objection from the Federal Reserve Board. For example, if the BHC issued a smaller amount of additional common stock than it had stated in its capital plan, it would be required to reduce common dividends and/or the amount of common stock repurchases so that the dollar amount of capital distributions, net of the dollar amount of additional common stock issued (“net distributions”), is no greater than the dollar amount of net distributions relating to its common stock included in its capital plan, as measured on an aggregate basis beginning in the third quarter of the nine-quarter planning horizon through the end of the then current quarter. However, not raising sufficient amounts of common stock as planned would not affect distributions related to Additional Tier 1 Capital instruments and/ or Tier 2 Capital. These limitations also contain several important qualifications and exceptions, including that scheduled dividend payments on (as opposed to repurchases of) a BHC’s Additional Tier 1 Capital and Tier 2 Capital instruments are not restricted if the BHC fails to issue a sufficient amount of such instruments as planned, as well as provisions for certain de minimis excess distributions.

In addition, these amendments also revise the timeline for a BHC’s annual capital plan and company and supervisory- run stress testing processes generally by pushing back the various deadlines by one quarter beginning with the capital planning cycle commencing such that the Company’s annual capital planning submission will be due by April 5 (instead of January 5) and the Federal Reserve will publish the results of its supervisory CCAR review of the Company’s capital plan by June 30 (instead of March 31) of each year.

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

Regulatory Remedies under the FDIA

The FDIA establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions, referred to as the prompt corrective action. The federal banking regulators have established five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The FDIC has specified by regulation the relevant capital levels for each category, which are printed below. The Federal Reserve Board and the OCC have specified the same or similar levels for each category.

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

Effective January 1, 2015, the New Capital Rules revised the prompt corrective action requirements in effect through December 31, 2014 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the former 6%); and (iii) eliminating the provision that provided that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

Support of Subsidiary Banks

Under longstanding Federal Reserve Board policy which has been codified by the Dodd-Frank Act, M&T is expected to act as a source of financial strength to, and to commit resources to support, its subsidiary banks. This support may be required at times when M&T may not be inclined or able to provide it. In addition, any capital loans by a BHC to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a BHC’s bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Cross-Guarantee Provisions

Each insured depository institution “controlled” (as defined in the BHCA) by the same BHC can be held liable to the FDIC for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of any other insured depository institution controlled by that holding company and for any assistance provided by the FDIC to any of those banks that are in danger of default. The FDIC’s claim under the cross-guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company and to most claims arising out of obligations or liabilities owed to affiliates of the institution, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the DIF.

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

FICO Assessments. In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. M&T Bank recognized $5 million of expense related to its FICO assessments and Wilmington Trust, N.A. recognized $69 thousand of such expense in 2014.

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

Resolution Planning

Bank holding companies with consolidated assets of $50 billion or more, such as M&T, are required to report periodically to regulators a resolution plan for their rapid and orderly resolution in the event of material financial distress or failure. M&T’s resolution plan must, among other things, ensure that its depository institution subsidiaries are adequately protected from risks arising from its other subsidiaries. The regulation adopted by the Federal Reserve and FDIC sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the range of specific actions the company proposes to take in resolution, and a description of the company’s organizational structure, material entities, interconnections and interdependencies, and management information systems, among other elements. In addition, insured depository institutions with $50 billion or more in total assets, such as M&T Bank, are required to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. M&T and M&T Bank submitted their resolution plans on December 16, 2014.

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

In addition, under federal law, the claims of holders of domestic deposit liabilities and certain claims for administrative expenses against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including claims of debt holders of the institution, in the “liquidation or other resolution” of such an institution by any receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of M&T Bank or Wilmington Trust, N.A., the debt holders would be treated differently from, and could receive, if anything, substantially less than, the depositors of the bank. The Dodd-Frank Act created a new resolution regime (known as “orderly liquidation authority”) for systemically important financial companies, including bank holding companies and their affiliates. Under the orderly liquidation authority, the FDIC may be appointed as receiver for the systemically important institution, and its failed subsidiaries, for purposes of liquidating the entity if, among other conditions, it is determined at the time of the institution’s failure that it is in default or in danger of default and the failure poses a risk to the stability of the U.S. financial system.

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

Since July 1, 2010, a federal banking rule under the Electronic Fund Transfer Act prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions. If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied. Overdrafts on the payment of checks and regular electronic bill payments are not covered by this rule. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.

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

Corporate Governance

M&T’s Corporate Governance Standards and the following corporate governance documents are also available on M&T’s website at the Investor Relations link: Disclosure and Regulation FD Policy; Executive Committee Charter; Nomination, Compensation and Governance Committee Charter; Audit Committee Charter; Risk Committee Charter; Financial Reporting and Disclosure Controls and Procedures Policy; Code of Ethics for CEO and Senior Financial Officers; Code of Business Conduct and Ethics; Employee Complaint Procedures for Accounting and Auditing Matters; and Excessive or Luxury Expenditures Policy. Copies of such governance documents are also available, free of charge, to any person who requests them. Such requests may be directed to M&T Bank Corporation, Shareholder Relations Department, One M&T Plaza, 8th Floor, Buffalo, NY 14203-2399 (Telephone: (716) 842-5138).

Statistical Disclosure Pursuant to Guide 3

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K. Additional information is included in the following tables.

Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES

	2014	2013	2012	2011	2010
	(In thousands)
Interest-bearing deposits at banks	$6,470,867	$1,651,138	$129,945	$154,960	$101,222
Federal funds sold	83,392	99,573	3,000	2,850	25,000
Trading account	308,175	376,131	488,966	561,834	523,834
Investment securities
U.S. Treasury and federal agencies	12,042,390	7,770,767	4,007,725	5,200,489	4,177,783
Obligations of states and political subdivisions	157,159	180,495	203,004	228,949	251,544
Other	793,993	845,235	1,863,632	2,243,716	2,721,213

Total investment securities	12,993,542	8,796,497	6,074,361	7,673,154	7,150,540
Loans and leases
Commercial, financial, leasing, etc.	19,617,253	18,876,166	17,973,140	15,952,105	13,645,600
Real estate — construction	5,061,269	4,457,650	3,772,413	4,203,324	4,332,618
Real estate — mortgage	31,250,968	30,711,440	33,494,359	28,202,217	22,854,160
Consumer	10,969,879	10,280,527	11,550,274	12,020,229	11,483,564

Total loans and leases	66,899,369	64,325,783	66,790,186	60,377,875	52,315,942
Unearned discount	(230,413)	(252,624)	(219,229)	(281,870)	(325,560)

Loans and leases, net of unearned discount	66,668,956	64,073,159	66,570,957	60,096,005	51,990,382
Allowance for credit losses	(919,562)	(916,676)	(925,860)	(908,290)	(902,941)

Loans and leases, net	65,749,394	63,156,483	65,645,097	59,187,715	51,087,441
Goodwill	3,524,625	3,524,625	3,524,625	3,524,625	3,524,625
Core deposit and other intangible assets	35,027	68,851	115,763	176,394	125,917
Real estate and other assets owned	63,635	66,875	104,279	156,592	220,049
Total assets	96,685,535	85,162,391	83,008,803	77,924,287	68,021,263

Noninterest-bearing deposits	26,947,880	24,661,007	24,240,802	20,017,883	14,557,568
NOW accounts	2,307,815	1,989,441	1,979,619	1,912,226	1,393,349
Savings deposits	41,085,803	36,621,580	33,783,947	31,001,083	26,431,281
Time deposits	3,063,973	3,523,838	4,562,366	6,107,530	5,817,170
Deposits at Cayman Islands office	176,582	322,746	1,044,519	355,927	1,605,916

Total deposits	73,582,053	67,118,612	65,611,253	59,394,649	49,805,284
Short-term borrowings	192,676	260,455	1,074,482	782,082	947,432
Long-term borrowings	9,006,959	5,108,870	4,607,758	6,686,226	7,840,151
Total liabilities	84,349,639	73,856,859	72,806,210	68,653,078	59,663,568
Shareholders’ equity	12,335,896	11,305,532	10,202,593	9,271,209	8,357,695

Table 2

SHAREHOLDERS, EMPLOYEES AND OFFICES

Number at Year-End	2014	2013	2012	2011	2010
Shareholders	14,551	15,015	15,623	15,959	12,773
Employees	15,782	15,893	14,943	15,666	13,365
Offices	766	796	799	849	778

Table 3

CONSOLIDATED EARNINGS

	2014	2013	2012	2011	2010
	(In thousands)
Interest income
Loans and leases, including fees	$2,596,586	$2,734,708	$2,704,156	$2,522,567	$2,394,082
Deposits at banks	13,361	5,201	1,221	2,934	88
Federal funds sold	64	104	21	57	42
Resell agreements	—	10	—	132	404
Trading account	1,119	1,265	1,126	1,198	615
Investment securities
Fully taxable	340,391	209,244	227,116	256,057	324,695
Exempt from federal taxes	5,356	6,802	8,045	9,142	9,869

Total interest income	2,956,877	2,957,334	2,941,685	2,792,087	2,729,795

Interest expense
NOW accounts	1,404	1,287	1,343	1,145	850
Savings deposits	45,465	54,948	68,011	84,314	85,226
Time deposits	15,515	26,439	46,102	71,014	100,241
Deposits at Cayman Islands office	699	1,018	1,130	962	1,368
Short-term borrowings	101	430	1,286	1,030	3,006
Long-term borrowings	217,247	199,983	225,297	243,866	271,578

Total interest expense	280,431	284,105	343,169	402,331	462,269

Net interest income	2,676,446	2,673,229	2,598,516	2,389,756	2,267,526
Provision for credit losses	124,000	185,000	204,000	270,000	368,000

Net interest income after provision for credit losses	2,552,446	2,488,229	2,394,516	2,119,756	1,899,526

Other income
Mortgage banking revenues	362,912	331,265	349,064	166,021	184,625
Service charges on deposit accounts	427,956	446,941	446,698	455,095	478,133
Trust income	508,258	496,008	471,852	332,385	122,613
Brokerage services income	67,212	65,647	59,059	56,470	49,669
Trading account and foreign exchange gains	29,874	40,828	35,634	27,224	27,286
Gain on bank investment securities	—	56,457	9	150,187	2,770
Total other-than-temporary impairment (“OTTI”) losses	—	(1,884)	(32,067)	(72,915)	(115,947)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	—	(7,916)	(15,755)	(4,120)	29,666

Net OTTI losses recognized in earnings	—	(9,800)	(47,822)	(77,035)	(86,281)
Equity in earnings of Bayview Lending Group LLC	(16,672)	(16,126)	(21,511)	(24,231)	(25,768)
Other revenues from operations	399,733	453,985	374,287	496,796	355,053

Total other income	1,779,273	1,865,205	1,667,270	1,582,912	1,108,100

Other expense
Salaries and employee benefits	1,404,950	1,355,178	1,314,540	1,203,993	999,709
Equipment and net occupancy	269,299	264,327	257,551	249,514	216,064
Printing, postage and supplies	38,201	39,557	41,929	40,917	33,847
Amortization of core deposit and other intangible assets	33,824	46,912	60,631	61,617	58,103
FDIC assessments	55,531	69,584	101,110	100,230	79,324
Other costs of operations	941,052	860,327	733,499	821,797	527,790

Total other expense	2,742,857	2,635,885	2,509,260	2,478,068	1,914,837

Income before income taxes	1,588,862	1,717,549	1,552,526	1,224,600	1,092,789
Income taxes	522,616	579,069	523,028	365,121	356,628

Net income	$1,066,246	$1,138,480	$1,029,498	$859,479	$736,161

Dividends declared
Common	$371,137	$365,171	$357,862	$350,196	$335,502
Preferred	75,878	53,450	53,450	48,203	40,225

Table 4

COMMON SHAREHOLDER DATA

	2014	2013	2012	2011	2010
Per share
Net income
Basic	$7.47	$8.26	$7.57	$6.37	$5.72
Diluted	7.42	8.20	7.54	6.35	5.69
Cash dividends declared	2.80	2.80	2.80	2.80	2.80
Common shareholders’ equity at year-end	83.88	79.81	72.73	66.82	63.54
Tangible common shareholders’ equity at year-end	57.06	52.45	44.61	37.79	33.26
Dividend payout ratio	37.49%	33.94%	36.98%	44.15%	48.98%

Table 5

CHANGES IN INTEREST INCOME AND EXPENSE(a)

	2014 Compared with 2013			2013 Compared with 2012
	Total Change	Resulting from Changes in:		Total Change	Resulting from Changes in:
		Volume	Rate		Volume	Rate
	(Increase (decrease) in thousands)
Interest income
Loans and leases, including fees	$(138,676)	(16,282)	(122,394)	$29,624	100,052	(70,428)
Deposits at banks	8,160	7,938	222	3,980	3,925	55
Federal funds sold and agreements to resell securities	(50)	(29)	(21)	93	128	(35)
Trading account	(101)	(27)	(74)	88	(298)	386
Investment securities
U.S. Treasury and federal agencies	138,299	158,630	(20,331)	15,379	19,078	(3,699)
Obligations of states and political subdivisions	(1,884)	(1,395)	(489)	(1,639)	(1,339)	(300)
Other	(7,534)	(19,986)	12,452	(33,296)	(30,940)	(2,356)

Total interest income	$(1,786)			$14,229

Interest expense
Interest-bearing deposits
NOW accounts	$117	117	—	$(56)	110	(166)
Savings deposits	(9,483)	5,494	(14,977)	(13,063)	5,798	(18,861)
Time deposits	(10,924)	(4,401)	(6,523)	(19,663)	(9,814)	(9,849)
Deposits at Cayman Islands office	(319)	(319)	—	(112)	(223)	111
Short-term borrowings	(329)	(149)	(180)	(856)	(570)	(286)
Long-term borrowings	17,264	84,315	(67,051)	(25,314)	(23,672)	(1,642)

Total interest expense	$(3,674)			$(59,064)

(a)	Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 1A.	Risk Factors.

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

Weakness in the economy has adversely affected the Company in the past and may adversely affect the Company in the future.

Poor business and economic conditions in general or specifically in markets served by the Company could have one or more of the following adverse effects on the Company’s business:

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

The Company’s business and financial performance is impacted significantly by market interest rates and movements in those rates. The monetary, tax and other policies of governmental agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance over which the Company has no control and which the Company may not be able to anticipate adequately.

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

The Company’s core banking business is largely concentrated within the Company’s retail banking office network footprint, located principally in New York, Pennsylvania, Maryland, Delaware, Virginia, West Virginia and the District of Columbia. Therefore, the Company is, or in the future may be, particularly vulnerable to adverse changes in economic conditions in the Northeast and Mid-Atlantic regions.

Risks Relating to the Regulatory Environment

The Company is subject to extensive government regulation and supervision and this regulatory environment is being significantly impacted by the financial regulatory reform initiatives in the United States, including the Dodd-Frank Act and related regulations.

The Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the financial system as a whole, not security holders. These regulations and supervisory guidance affect the Company’s lending practices, capital structure, amounts of capital, investment practices, dividend policy and growth, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in civil or criminal penalties, including monetary penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures and may also adversely affect the Company’s ability to enter into certain transactions or engage in certain activities, or obtain necessary regulatory approvals in connection therewith.

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

Not all of the rules required or expected to be implemented under the Dodd-Frank Act have been proposed or adopted, and certain of the rules that have been proposed or adopted under the Dodd-Frank Act are subject to phase-in or transitional periods. Reforms, both under the Dodd-Frank Act and otherwise, will have a significant effect on the entire financial services industry. Although it is difficult to predict the magnitude and extent of these effects, M&T believes compliance with new regulations and other initiatives will likely negatively impact revenue and increase the cost of doing business, both in terms of transition expenses and on an ongoing basis, and may also limit M&T’s ability to pursue certain desirable business opportunities. Any new regulatory requirements or changes to existing requirements could require changes to the Company’s businesses, result in increased compliance costs and affect the profitability of such businesses. Additionally, reform could affect the behaviors of third parties that the Company deals with in the course of its business, such as rating agencies, insurance companies and investors. Heightened regulatory practices, requirements or expectations could affect the Company in substantial and unpredictable ways, and, in turn, could have a material adverse effect on the Company’s business, financial condition and results of operations.

New capital and liquidity standards adopted by the U.S. banking regulators will result in banks and bank holding companies needing to maintain more and higher quality capital and greater liquidity than has historically been the case.

New capital standards, both as a result of the Dodd-Frank Act and the new U.S. Basel III-based capital rules will have a significant effect on banks and bank holding companies, including M&T. The new U.S. capital rules require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. For additional information, see “Capital Requirements” under Part I, Item 1 “Business.”

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

In addition, the new U.S. final Basel III-based liquidity coverage ratio requirement that will come into effect, subject to certain phase-in requirements, in 2016 and the liquidity-related provisions of the Federal Reserve’s liquidity-related enhanced prudential supervision requirements adopted pursuant to Section 165 of Dodd-Frank will require the Company to hold increased levels of unencumbered highly liquid investments, thereby reducing the Company’s ability to invest in other longer-term assets even if deemed more desirable from a balance sheet management perspective. Moreover, although these new requirements are being phased in over time, U.S. federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases, share repurchases and acquisitions.

The effect of resolution plan requirements may have a material adverse impact on M&T.

Bank holding companies with consolidated assets of $50 billion or more, such as M&T, are required to report periodically to regulators a resolution plan for their rapid and orderly resolution in the event of material financial distress or failure. M&T’s resolution plan must, among other things, ensure that its depository institution subsidiaries are adequately protected from risks arising from its other subsidiaries. The regulation adopted by the Federal Reserve and FDIC sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the range of specific actions the Company proposes to take in resolution, and a description of the Company’s organizational structure, material entities, interconnections and interdependencies, and management information systems, among other elements. To address effectively any shortcomings in the Company’s resolution plan, the Federal Reserve and the FDIC could require the Company to change its business structure or dispose of businesses, which could have a material adverse effect on its liquidity and ability to pay dividends on its stock or interest and principal on its debt.

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

Management believes that the allowance for credit losses appropriately reflects credit losses inherent in the loan and lease portfolio. However, there is no assurance that the allowance will be sufficient to cover such credit losses, particularly if housing and employment conditions worsen or the economy experiences a downturn. In those cases, the Company may be required to increase the allowance through an increase in the provision for credit losses, which would reduce net income.

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

Recent regulatory changes relating to liquidity and risk management may also negatively impact the Company’s results of operations and competitive position. These regulations address, among other matters, liquidity stress testing, minimum liquidity requirements and restrictions on short-term debt issued by top-tier holding companies.

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

M&T’s ability to pay dividends on common stock may be adversely affected by market and other factors outside of its control and will depend, in part, on a review of its capital plan by the Federal Reserve.

The Federal Reserve recently amended its capital planning and stress testing rules to, among other things, generally limit a bank holding company’s ability to make quarterly capital distributions – that is, dividends and share repurchases – commencing April 1, 2015 if the amount of actual cumulative quarterly capital issuances of instruments that qualify as regulatory capital are less than the bank holding company had indicated in its submitted capital plan as to which it received a non-objection from the Federal Reserve. Under these new rules, for example, if a bank holding company issued a smaller amount of additional common stock than it had stated in its capital plan, it would be required to reduce common dividends and/or the amount of common stock repurchases so that the dollar amount of capital distributions, net of the dollar amount of additional common stock issued (“net distributions”), is no greater than the dollar amount of net distributions relating to its common stock included in its capital plan, as measured on an aggregate basis beginning in the third quarter of the nine-quarter planning horizon through the end of the then current quarter. As such, M&T’s ability to declare and pay dividends on its common stock, as well as the amount of such dividends, will depend, in part, on its ability to issue stock as per its capital plan or to otherwise remain in compliance with its capital plan, which may be adversely affected by market and other factors outside of M&T’s control.

The Company is subject to operational risk.

Like all businesses, the Company is subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses reputational risk and compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards, as well as the risk of noncompliance with contractual and other obligations. The Company is also exposed to operational risk through outsourcing arrangements, and the effect that changes in circumstances or capabilities of its outsourcing vendors can have on the Company’s ability to continue to perform operational functions necessary to its business. In addition, along with other participants in the financial services industry, the Company frequently attempts to introduce new technology-driven products and services that are aimed at allowing the Company to better serve customers and to reduce costs. The Company may not be able to effectively implement new technology-driven products and services that allows it to remain competitive or be successful in marketing these products and services to its customers. Although the Company seeks to mitigate operational risk through a system of internal controls that are reviewed and updated, no system of controls, however well designed and maintained, is infallible. Control weaknesses or failures or other operational risks could result in charges, increased operational costs, harm to the Company’s reputation or foregone business opportunities.

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

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or recognizing or reducing a liability. M&T has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding judgments and the estimates pertaining to these matters, M&T could be required to adjust accounting policies or restate prior period financial statements if those judgments and estimates prove to be incorrect. For additional information, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates” and Note 1, “Significant Accounting Policies,” of Notes to Financial Statements in Part II, Item 8.

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

The federal banking agencies have issued joint guidance on executive compensation designed to help ensure that a banking organization’s incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act required those agencies, along with the SEC, to adopt rules to require reporting of incentive compensation and to prohibit certain compensation arrangements. If as a result of complying with such rules the Company is unable to attract and retain qualified employees, or do so at rates necessary to maintain its competitive position, or if the compensation costs required to attract and retain employees become more significant, the Company’s performance, including its competitive position, could be materially adversely affected.

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

There have been increasing efforts on the part of third parties, including through cyber attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, the Company may be unable to proactively address these techniques or to implement adequate preventative measures. The ability of the Company’s customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches.

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

Many aspects of the Company’s business involve substantial risk of legal liability. M&T and/or its subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from its or its subsidiaries’ business activities (and in some cases from the activities of companies M&T has acquired). In addition, from time to time, M&T is, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry, including by bank regulatory agencies, the SEC and law enforcement authorities. The SEC has announced a policy of seeking admissions of liability in certain settled cases, which could adversely impact the defense of private litigation. M&T is also at risk when it has agreed to indemnify others for losses related to legal proceedings, including litigation and governmental investigations and inquiries, they face, such as in connection with the purchase or sale of a business or assets. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which the Company conducts its business, or reputational harm.

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

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 300,000 rentable square feet of space, is owned in fee by M&T Bank and was completed in 1967. M&T, M&T Bank and their subsidiaries occupy approximately 98% of the building and the remainder is leased to non-affiliated tenants. At December 31, 2014, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $12.0 million.

M&T Bank owns an additional facility in Buffalo, New York with approximately 395,000 rentable square feet of space. Approximately 89% of this facility, known as M&T Center, is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 2014, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $8.8 million.

M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 225,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $18.1 million at December 31, 2014.

M&T Bank also owns a facility in Syracuse, New York with approximately 160,000 rentable square feet of space. Approximately 47% of this facility is occupied by M&T Bank. At December 31, 2014, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $2.8 million.

M&T Bank owns facilities in Wilmington, Delaware, with approximately 340,000 (known as Wilmington Center) and 295,000 (known as Wilmington Plaza) rentable square feet of space, respectively. M&T Bank occupies approximately 92% of Wilmington Center. Wilmington Plaza is 100% occupied by a tenant. At December 31, 2014, the cost of these buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $43.0 million and $13.3 million, respectively.

M&T Bank also owns facilities in Harrisburg, Pennsylvania and Millsboro, Delaware with approximately 220,000 and 325,000 rentable square feet of space, respectively. M&T Bank occupies approximately 30% and 89% of these respective facilities. At December 31, 2014, the cost of these buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $10.7 million and $6.9 million, respectively.

No other properties owned by M&T Bank have more than 100,000 square feet of space. The cost, net of accumulated depreciation and amortization, of the Company’s premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” Of the 695 domestic banking offices of the Registrant’s subsidiary banks at December 31, 2014, 291 are owned in fee and 404 are leased.

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

In Re Wilmington Trust Securities Litigation (U.S. District Court, District of Delaware, Case No. 10-CV-0990-SLR): Beginning on November 18, 2010, a series of parties, purporting to be class representatives, commenced a putative class action lawsuit against Wilmington Trust, alleging that Wilmington Trust’s financial reporting and securities filings were in violation of securities laws. The cases were consolidated and Wilmington Trust moved to dismiss. The court issued an order denying Wilmington Trust’s motion to dismiss on March 20, 2014. The parties are currently engaged in the discovery phase of the lawsuit.

Due to their complex nature, it is difficult to estimate when litigation and investigatory matters such as these may be resolved. As set forth in the introductory paragraph to this Item 3 — Legal Proceedings, losses from current litigation and regulatory matters which the Company is subject to that are not currently considered probable are within a range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, and are included in the range of reasonably possible losses set forth above.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

Information concerning the Registrant’s executive officers is presented below as of February 20, 2015. The year the officer was first appointed to the indicated position with the Registrant or its subsidiaries is shown parenthetically. In the case of each entity noted below, officers’ terms run until the first meeting of the board of directors after such entity’s annual meeting, which in the case of the Registrant takes place immediately following the Annual Meeting of Shareholders, and until their successors are elected and qualified.

Robert G. Wilmers, age 80, is chief executive officer (2007), chairman of the board (2000) and a director (1982) of the Registrant. From April 1998 until July 2000, he served as president and chief executive officer of the Registrant and from July 2000 until June 2005 he served as chairman, president (1988) and chief executive officer (1983) of the Registrant. He is chief executive officer (2007), chairman of the board (2005) and a director (1982) of M&T Bank, and previously served as chairman of the board of M&T Bank from March 1983 until July 2003 and as president of M&T Bank from March 1984 until June 1996.

Mark J. Czarnecki, age 59, is president (2007), chief operating officer (2014) and a director (2007) of the Registrant and of M&T Bank. Previously, he was an executive vice president of the Registrant (1999) and M&T Bank (1997) and was responsible for the M&T Investment Group and the Company’s Retail Banking network. Mr. Czarnecki is chairman of the board, president and chief executive officer (2007) and a director (2005) of Wilmington Trust, N.A.

Robert J. Bojdak, age 59, is an executive vice president and chief credit officer (2004) of the Registrant and M&T Bank. In addition to managing the Company’s credit risk, Mr. Bojdak was also responsible for managing the Company’s enterprise-wide risk, including operational, compliance and investment risk, until February 2013. From April 2002 to April 2004, Mr. Bojdak served as senior vice president and credit deputy for M&T Bank. He is an executive vice president and a director of Wilmington Trust, N.A. (2004).

Stephen J. Braunscheidel, age 58, is an executive vice president (2004) of the Registrant and M&T Bank, and is in charge of the Company’s Human Resources Division. Mr. Braunscheidel previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank since 1978.

William J. Farrell II, age 57, is an executive vice president (2011) of the Registrant and M&T Bank, and is responsible for managing M&T’s Wealth and Institutional Services Division, which includes Wealth Advisory Services, Institutional Client Services, Asset Management, M&T Securities and M&T Insurance Agency. Mr. Farrell joined M&T through the Wilmington Trust acquisition. He joined Wilmington Trust in 1976 and held a number of senior management positions, most recently as executive vice president and head of the Corporate Client Services business. Mr. Farrell is president, chief executive officer and a director (2012) of Wilmington Trust Company, an executive vice president and a director (2011) of Wilmington Trust, N.A. and a director (2013) of M&T Securities.

Richard S. Gold, age 54, is an executive vice president (2007) and chief risk officer (2014) of the Registrant. He is a vice chairman and chief risk officer of M&T Bank (2014). Mr. Gold is responsible for managing the Company’s enterprise-wide risk, including operational, compliance and investment risk. He is also responsible for the Office of Regulatory Projects. Previously, Mr. Gold was responsible for managing the Company’s Residential Mortgage and Business Banking Divisions. Mr. Gold served as senior vice president of M&T Bank from 2000 to 2006, most recently responsible for the Retail Banking Division, including M&T Securities. Mr. Gold is an executive vice president (2006) and chief risk officer (2014) of Wilmington Trust, N.A.

Brian E. Hickey, age 62, is an executive vice president of the Registrant (1997) and M&T Bank (1996). He is a member of the Directors Advisory Council (1994) of the Rochester Division of M&T Bank. Mr. Hickey is responsible for managing all of the non-retail segments in Upstate New York and in the Northern and Central/Western Pennsylvania regions. Mr. Hickey is also responsible for the Auto Floor Plan lending business.

René F. Jones, age 50, is an executive vice president (2006) and chief financial officer (2005) of the Registrant. He is a vice chairman (2014) and chief financial officer (2005) of M&T Bank. Mr. Jones is also responsible for Wilmington Trust’s wealth and institutional services businesses and for M&T’s Treasury Division. Previously, Mr. Jones was a senior vice president in charge of the Financial Performance Measurement department within M&T Bank’s Finance Division. Mr. Jones has held a number of management positions within M&T Bank’s Finance Division since 1992. Mr. Jones is an executive vice president and chief financial officer (2005) and a director (2007) of Wilmington Trust, N.A., and he is chairman of the board, president (2009) and a trustee (2005) of M&T Real Estate. He is chairman of the board and a director (2014) of Wilmington Trust Investment Advisors, and is a director of M&T Insurance Agency (2007) and M&T Securities (2005). Mr. Jones is chairman of the board (2014), chief financial officer (2012) and a director (2014) of Wilmington Trust Company.

Darren J. King, age 45, is an executive vice president of the Registrant (2010) and M&T Bank (2009), and is in charge of the Retail Banking Division, the Consumer Lending Division, the Business Banking Division and the Marketing and Communications Division. Mr. King previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank since 2000. Mr. King is an executive vice president of Wilmington Trust, N.A. (2009).

Gino A. Martocci, age 49, is an executive vice president of the Registrant and M&T Bank (2014), and is responsible for M&T’s New York City, Baltimore and Washington, D.C. metropolitan markets. He also is responsible for M&T’s specialty businesses, commercial planning and analysis, commercial payment systems, and M&T Realty Capital. Mr. Martocci served as senior vice president of M&T Bank from 2002 to 2013, serving in a number of management positions. He is a director (2009) of M&T Realty Capital, and an executive vice president of M&T Real Estate. Mr. Martocci is also the chairman of the Directors Advisory Council (2013) of the New York City/Long Island Division of M&T Bank.

Kevin J. Pearson, age 53, is an executive vice president (2002) of the Registrant and is a vice chairman (2014) of M&T Bank. He is a member of the Directors Advisory Council (2006) of the New York City/Long Island Division of M&T Bank. Mr. Pearson is responsible for managing all of M&T Bank’s commercial banking lines of business. Previously, he was responsible for all of the non-retail segments in the New York City, Philadelphia, Connecticut, New Jersey, Tarrytown, Greater Washington D.C. and Northern Virginia, Southern Pennsylvania and Delaware markets of M&T Bank, as well as the Company’s commercial real estate business, Commercial Marketing and Treasury Management. He is an executive vice president (2003) and a trustee (2014) of M&T Real Estate, chairman of the board (2009) and a director (2003) of M&T Realty Capital, and an executive vice president and a director of Wilmington Trust, N.A. (2014). Mr. Pearson served as senior vice president of M&T Bank from 2000 to 2002.

Michele D. Trolli, age 53, is an executive vice president and chief information officer of the Registrant and M&T Bank (2005). She is in charge of the Company’s Banking Services, Technology, Alternative Banking and Global Sourcing groups. Previously, Ms. Trolli was in charge of the Technology and Banking Operations Division, the Retail Banking Division and the Corporate Services Group of M&T Bank.

D. Scott N. Warman, age 49, is an executive vice president (2009) and treasurer (2008) of the Registrant and M&T Bank. He is responsible for managing the Company’s Treasury Division. Mr. Warman previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank since 1995. He is an executive vice president and treasurer of Wilmington Trust, N.A. (2008), a trustee of M&T Real Estate (2009), and is treasurer of Wilmington Trust Company (2012).

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

During the fourth quarter of 2014, M&T did not issue any shares of its common stock that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 with respect to shares of common stock that may be issued under M&T’s existing equity compensation plans. M&T’s existing equity compensation plans include the M&T Bank Corporation 2001 Stock Option Plan, the 2005 Incentive Compensation Plan, which replaced the 2001 Stock Option Plan, and the 2009 Equity Incentive Compensation Plan, each of which has been previously approved by shareholders, and the M&T Bank Corporation 2008 Directors’ Stock Plan and the M&T Bank Corporation Deferred Bonus Plan, each of which did not require shareholder approval.

The table does not include information with respect to shares of common stock subject to outstanding options and rights assumed by M&T in connection with mergers and acquisitions of the companies that originally granted those options and rights. Footnote (1) to the table sets forth the total number of shares of common stock issuable upon the exercise of such assumed options and rights as of December 31, 2014, and their weighted-average exercise price.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Rights	Weighted-Average Exercise Price of Outstanding Options or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
	(A)	(B)	(C)
Equity compensation plans approved by security holders:
2001 Stock Option Plan	149,452	$101.78	—
2005 Incentive Compensation Plan	3,215,487	104.92	3,374,586
2009 Equity Incentive Compensation Plan	3,500	72.89	1,023,910
Equity compensation plans not approved by security holders:
2008 Directors’ Stock Plan	3,384	125.62	84,898
Deferred Bonus Plan	29,297	65.45	—

Total	3,401,120	$104.42	4,483,394

(1)	As of December 31, 2014, a total of 76,464 shares of M&T common stock were issuable upon exercise of outstanding options or rights assumed by M&T in connection with merger and acquisition transactions. The weighted-average exercise price of those outstanding options or rights is $129.04 per common share.

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

Performance Graph

The following graph contains a comparison of the cumulative shareholder return on M&T common stock against the cumulative total returns of the KBW Bank Index, compiled by Keefe, Bruyette & Woods, Inc., and the S&P 500 Index, compiled by Standard & Poor’s Corporation, for the five-year period beginning on December 31, 2009 and ending on December 31, 2014. The KBW Bank Index is a market capitalization index consisting of 24 companies representing leading national money centers and regional banks or thrifts.

Shareholder Value at Year End*

	2009	2010	2011	2012	2013	2014
M&T Bank Corporation	100	135	122	163	198	218
KBW Bank Index	100	123	95	126	174	190
S&P 500 Index	100	115	117	136	180	205

*	Assumes a $100 investment on December 31, 2009 and reinvestment of all dividends.

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

Issuer Purchases of Equity Securities

In February 2007, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. M&T did not repurchase any shares pursuant to such plan during 2014.

During the fourth quarter of 2014, M&T purchased shares of its common stock as follows:

Period	(a)Total Number of Shares (or Units) Purchased(1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
October 1 - October 31, 2014	586	$121.57	—	2,181,500
November 1 - November 30, 2014	3,819	124.83	—	2,181,500
December 1 - December 31, 2014	9,276	127.03	—	2,181,500

Total	13,681	$126.19	—

(1)	The total number of shares purchased during the periods indicated reflects shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.
(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

Item 6.	Selected Financial Data.

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Profile and Significant Developments

M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York with consolidated assets of $96.7 billion at December 31, 2014. The consolidated financial information presented herein reflects M&T and all of its subsidiaries, which are referred to collectively as “the Company.” M&T’s wholly owned bank subsidiaries are M&T Bank and Wilmington Trust, National Association (“Wilmington Trust, N.A.”).

M&T Bank, with total assets of $95.9 billion at December 31, 2014, is a New York-chartered commercial bank with 693 domestic banking offices in New York State, Pennsylvania, Maryland, Delaware, Virginia, West Virginia, and the District of Columbia, a full-service commercial banking office in Ontario, Canada, and an office in the Cayman Islands. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in their markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, Virginia, Delaware and Washington, D.C., and on small and medium size businesses based in those areas, although loans are originated through lending offices in other states and in Ontario, Canada. Certain lending activities are also conducted in other states through various subsidiaries. Trust and other fiduciary services are offered by M&T Bank and through its wholly owned subsidiary, Wilmington Trust Company. Other subsidiaries of M&T Bank include: M&T Real Estate Trust, a commercial mortgage lender; M&T Realty Capital Corporation, a multifamily commercial mortgage lender; M&T Securities, Inc., which provides brokerage, investment advisory and insurance services; Wilmington Trust Investment Advisors, Inc., which serves as an investment advisor to the Wilmington Funds, a family of proprietary mutual funds, and other funds and institutional clients; and M&T Insurance Agency, Inc., an insurance agency.

Wilmington Trust, N.A., with total assets of $2.8 billion at December 31, 2014, is a national bank with offices in Wilmington, Delaware and Oakfield, New York. Wilmington Trust, N.A. and its subsidiaries offer various trust and wealth management services. Wilmington Trust, N.A. also offered selected deposit and loan products on a nationwide basis, largely through telephone, Internet and direct mail marketing techniques.

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City would be acquired by M&T. Pursuant to the terms of the agreement, Hudson City common shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). The estimated purchase price considering the closing price of M&T’s common stock of $125.62 on December 31, 2014 was $5.4 billion.

As of December 31, 2014, Hudson City reported $36.6 billion of assets, including $21.7 billion of loans (predominantly residential real estate loans) and $7.9 billion of investment securities, and $31.8 billion of liabilities, including $19.4 billion of deposits. The merger has received the approval of the common shareholders of M&T and Hudson City. However, the merger is subject to a number of conditions, including regulatory approvals.

On June 17, 2013, M&T and M&T Bank entered into a written agreement with the Federal Reserve Bank of New York. Under the terms of the agreement, M&T and M&T Bank are required to submit to the Federal Reserve Bank of New York a revised compliance risk management program designed to ensure compliance with the Bank Secrecy Act and anti-money-laundering laws and regulations (“BSA/AML”) and to take certain other steps to enhance their compliance practices. The Company commenced a major initiative, including the hiring of outside consulting firms, intended to fully address those regulator concerns. M&T and M&T Bank continue to make progress towards completing this initiative. In view of the timeframe required to implement this initiative, demonstrate its efficacy to the satisfaction of the regulators and otherwise meet any other regulatory requirements that may be imposed in connection with these matters, M&T and Hudson City have extended the date after which either party may elect to terminate the merger agreement if the merger has not yet been completed to April 30, 2015. Nevertheless, M&T’s pending acquisition of Hudson City remains subject to regulatory approval, including approval by the Federal Reserve, and certain other closing conditions and, as a result, there can be no assurances that the merger will be completed by that date.

Recent Legislative Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) that was signed into law on July 21, 2010 has and will continue to significantly change the bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, and the system of regulatory oversight of the Company. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. Not all of the rules required or expected to be implemented under the Dodd-Frank Act have been proposed or adopted, and certain of the rules that have been proposed or adopted under the Dodd-Frank Act are subject to phase-in or transitional periods. The implications of the Dodd-Frank Act for the Company’s businesses continue to depend to a large extent on the implementation of the legislation by the Federal Reserve and other agencies. A discussion of the provisions of the Dodd-Frank Act is included in Part I, Item 1 of this Form 10-K.

In July 2013, the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. These rules went into effect as to M&T on January 1, 2015. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework for strengthening international capital standards (referred to as “Basel III”) and are intended to ensure that banking organizations have adequate capital levels given the risk levels of assets and off-balance sheet obligations. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including M&T and M&T Bank, as compared to the U.S. general risk-based capital rules that were applicable to M&T and M&T Bank through December 31, 2014.

The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies, such as M&T, that had $15 billion or more in total consolidated assets as of December 31, 2009. As a result, beginning in 2015, 25% of M&T’s trust preferred securities will be includable in Tier 1 capital, and in 2016 and thereafter, none of M&T’s trust preferred securities will be includable in Tier 1 capital. Trust preferred securities no longer included in M&T’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules. In the first quarter of 2014, M&T redeemed $350 million of 8.50% junior subordinated debentures associated with the trust preferred capital securities of M&T Capital Trust IV and issued a like amount of 6.45% preferred stock that qualifies as Tier 1 regulatory capital. A detailed discussion of the New Capital Rules is included in Part I, Item 1 of this Form 10-K under the heading “Capital Requirements.”

Management believes that the Company is in compliance with the revised capital adequacy requirements. More specifically, management estimates that the Company’s ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets under the New Capital Rules (and as defined therein) on a fully phased-in basis was approximately 9.62% as of December 31, 2014, reflecting an estimate of the computation of CET1 and the Company’s risk-weighted assets under the methodologies set forth in the New Capital Rules.

The Company’s regulatory capital ratios under risk-based capital rules in effect through December 31, 2014 are presented in note 23 of Notes to Financial Statements.

On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Securities and Exchange Commission adopted the final version of the Volcker Rule, which was mandated under the Dodd-Frank Act. The Volcker Rule is intended to reduce risks posed to banking entities from proprietary trading activities and investments in or relationships with covered funds. Banking entities are generally prohibited from engaging in proprietary trading. Under the Volcker Rule, the Company was required to be in compliance with the prohibition on proprietary trading and the requirement to develop an extensive compliance program by July 2015; however, in December 2014, the Federal Reserve extended the compliance period to July 2016 for investments in and relationships with covered funds that were in place prior to December 31, 2013. The Federal Reserve has indicated that it intends to further extend the compliance period to July 2017.

The Company does not believe that it engages in any significant amount of proprietary trading as defined in the Volcker Rule and that any impact would be minimal. In addition, a review of the Company’s investments was undertaken to determine if any meet the Volcker Rule’s definition of “covered funds.” Based on that review, the Company believes that any impact related to investments considered to be covered funds would not have a material effect on the Company’s financial condition or its results of operations. Nevertheless, the Company may be required to divest certain investments subject to the Volker Rule.

On September 3, 2014, the Federal Reserve and other banking regulators adopted final rules (“Final LCR Rule”) implementing a U.S. version of the Basel Committee’s Liquidity Coverage Ratio requirement (“LCR”) including the modified version applicable to bank holding companies, such as M&T, with $50 billion in total consolidated assets that are not “advanced approaches” institutions. The LCR is intended to ensure that banks hold a sufficient amount of so-called “high quality liquid assets” (“HQLA”) to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. The LCR is the ratio of an institution’s amount of HQLA (the numerator) over projected net cash out-flows over the 30-day horizon (the denominator), in each case, as calculated pursuant to the Final LCR Rule. Once fully phased-in, a subject institution must maintain an LCR equal to at least 100% in order to satisfy this regulatory requirement. Only specific classes of assets, including U.S. Treasury securities, other U.S. government obligations and agency mortgaged-backed securities, qualify under the rule as HQLA, with classes of assets deemed relatively less liquid and/or subject to greater degree of credit risk subject to certain haircuts and caps for purposes of calculating the numerator under the Final LCR Rule.

The initial compliance date for the modified LCR is January 2016, with the requirement fully phased-in by January 2017. The Company intends to comply with the LCR when it becomes effective. A detailed discussion of the LCR and its requirements is included in Part I, Item 1 of this Form 10-K under the heading “Liquidity Ratios under Basel III.”

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

Overview

The Company recorded net income during 2014 of $1.07 billion or $7.42 of diluted earnings per common share, down 6% and 10%, respectively, from $1.14 billion or $8.20 of diluted earnings per common share in 2013. Basic earnings per common share decreased 10% to $7.47 in 2014 from $8.26 in 2013. Net income in 2012 totaled $1.03 billion, while diluted and basic earnings per common share were $7.54 and $7.57, respectively. The after-tax impact of merger-related expenses associated with acquisition transactions was $8 million ($12 million pre-tax) or $.06 of basic and diluted earnings per common share in 2013, compared with $6 million ($10 million pre-tax) or $.05 of basic and diluted earnings per common share in 2012. The 2013 merger-related expenses were associated with the pending acquisition of Hudson City and the 2012 expenses related to the May 16, 2011 acquisition of Wilmington Trust Corporation (“Wilmington Trust”). There were no merger-related expenses in 2014. Expressed as a rate of return on average assets, net income in 2014 was 1.16%, compared with 1.36% in 2013 and 1.29% in 2012. The return on average common shareholders’ equity was 9.08% in 2014, 10.93% in 2013 and 10.96% in 2012.

The Company’s financial performance in 2014 as compared with 2013 reflected a significantly lower provision for credit losses and higher mortgage banking revenues, offset by lower net gains from investment securities and loan securitization transactions and higher operating expenses largely resulting from increased costs for professional services and salaries. During 2013, the Company sold the majority of its privately issued mortgage-backed securities that had been held in the available-for-sale investment securities portfolio for an after-tax loss of $28 million ($46 million pre-tax), or $.22 per diluted common share. In addition, the Company’s holdings of Visa and MasterCard shares were sold for an after-tax gain of $62 million ($103 million pre-tax), or $.48 per diluted common share. Also reflected in 2013’s results were after-tax gains from loan securitization transactions of $38 million ($63 million pre-tax), or $.29 per diluted common share. The Company securitized during the second and third quarters of 2013 approximately $1.3 billion of one-to-four family residential real estate loans previously held in the Company’s loan portfolio into guaranteed mortgage-backed securities with Ginnie Mae and recognized gains of $42 million. The Company retained the substantial majority of those securities in its investment securities portfolio. In addition, the Company securitized and sold in September 2013 approximately $1.4 billion of automobile loans held in its loan portfolio, resulting in a gain of $21 million. As compared with 2012, the positive impact of the 2013 securities transactions and gains on securitization activities were partially offset by higher operating expenses largely attributable to increased costs for professional services and salaries.

Taxable-equivalent net interest income totaled $2.70 billion in each of 2014 and 2013. Average earning assets grew $7.7 billion, or 10%, in 2014 due to higher balances of investment securities and interest-bearing deposits at banks. Offsetting the impact of higher earning assets was a 34 basis point (hundredths of one percent) narrowing of the net interest margin, or taxable-equivalent net interest income divided by average earning assets, from 3.65% in 2013 to 3.31% in 2014. Taxable-equivalent net interest income rose $73 million or 3% in 2013 as compared with 2012, resulting from a $2.4 billion, or 4%, increase in average loans and leases. The net interest margin in 2013 was 8 basis points lower than in 2012.

The provision for credit losses in 2014 declined 33% to $124 million from $185 million in 2013. The Company experienced significant improvement in credit quality during 2014. Net charge-offs of $121 million in 2014 were down from $183 million in the prior year. Net charge-offs as a percentage of average loans and leases were .19% and .28% in 2014 and 2013, respectively. The provision for credit losses in 2013 was $19 million or 9% lower than $204 million in 2012. Net charge-offs in 2012 were $186 million, or .30% of average loans and leases.

Other income aggregated $1.78 billion in 2014, compared with $1.87 billion in 2013 and $1.67 billion in 2012. Included in other income in 2013 were net gains on investment securities of $47 million, compared with net losses on investment securities of $48 million in 2012. There were no gains or losses on investment securities in 2014. Excluding gains and losses on investment securities and the previously noted $63 million of gains from loan securitization transactions in 2013, other income in 2014 was up $24 million from $1.76 billion in 2013. Higher mortgage banking revenues and trust income in 2014 were partially offset by a decline in service charges on deposit accounts. After excluding investment securities gains and losses and the loan securitization transactions, other income in 2013 was $40 million or 2% above $1.72 billion in 2012. In that comparison, higher trust, brokerage services and credit card interchange income in 2013 were partially offset by lower mortgage banking revenues. Reflected in gains and losses on investment securities were other-than-temporary impairment charges of $10 million and $48 million in 2013 and 2012, respectively, on certain privately issued collateralized mortgage obligations (“CMOs”).

Other expense increased 4% to $2.74 billion in 2014 from $2.64 billion in 2013. During 2012, other expense totaled $2.51 billion. Included in those amounts are expenses considered by M&T to be “nonoperating” in nature, consisting of amortization of core deposit and other intangible assets of $34 million, $47 million and $61 million in 2014, 2013 and 2012, respectively, and merger-related expenses of $12 million and $10 million in 2013 and 2012, respectively. Exclusive of those nonoperating expenses, noninterest operating expenses aggregated $2.71 billion in 2014, compared with $2.58 billion in 2013 and $2.44 billion in 2012. The increase in such expenses in 2014 as compared with 2013 was largely attributable to higher costs for professional services and salaries associated with BSA/AML activities, compliance, capital planning and stress testing, and risk management activities. The rise in noninterest operating expenses from 2012 to 2013 was largely attributable to higher costs for professional services and salaries, partially offset by lower FDIC assessments. In addition, the Company reached a legal settlement of a previously disclosed lawsuit related to issues that were alleged to occur at Wilmington Trust prior to its acquisition by M&T that led to a $40 million loss accrual as of December 31, 2013. That accrual was partially offset by the reversal of an accrual for a contingent compensation obligation assumed in the May 2011 acquisition of Wilmington Trust that expired, resulting in a $26 million reduction of “other costs of operations” in 2013.

The efficiency ratio measures the relationship of operating expenses to revenues. The Company’s efficiency ratio, or noninterest operating expenses (as previously defined) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), was 60.5% in 2014, compared with 57.0% and 56.2% in 2013 and 2012, respectively. The calculations of the efficiency ratio are presented in table 2.

Table 1

EARNINGS SUMMARY

Dollars in millions

Increase (Decrease)(a)										Compound Growth Rate 5 Years

2013 to 2014		2012 to 2013
Amount	%	Amount	%		2014	2013	2012	2011	2010	2009 to 2014
$(1.8)	—	$14.2	—	Interest income(b)	$2,980.5	2,982.3	2,968.1	2,817.9	2,753.8	2%
(3.7)	(1)	(59.1)	(17)	Interest expense	280.4	284.1	343.2	402.3	462.3	(16)

1.9	—	73.3	3	Net interest income(b)	2,700.1	2,698.2	2,624.9	2,415.6	2,291.5	5
(61.0)	(33)	(19.0)	(9)	Less: provision for credit losses	124.0	185.0	204.0	270.0	368.0	(27)
(46.7)	—	94.5	—	Gain (loss) on bank investment securities(c)	—	46.7	(47.8)	73.2	(83.5)	—
(39.2)	(2)	103.4	6	Other income	1,779.3	1,818.5	1,715.1	1,509.8	1,191.6	8
				Less:
49.8	4	40.6	3	Salaries and employee benefits	1,405.0	1,355.2	1,314.6	1,204.0	999.7	7
57.2	4	86.0	7	Other expense	1,337.9	1,280.7	1,194.7	1,274.1	915.1	6

(130.0)	(7)	163.6	10	Income before income taxes	1,612.5	1,742.5	1,578.9	1,250.5	1,116.8	24
				Less:
(1.3)	(5)	(1.4)	(5)	Taxable-equivalent adjustment(b)	23.7	25.0	26.4	25.9	24.0	2
(56.4)	(10)	56.0	11	Income taxes	522.6	579.0	523.0	365.1	356.6	30

$(72.3)	(6)	$109.0	11	Net income	$1,066.2	1,138.5	1,029.5	859.5	736.2	23%

(a)	Changes were calculated from unrounded amounts.

(b)	Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on a composite income tax rate of approximately 39%.

(c)	Includes other-than-temporary impairment losses, if any.

Supplemental Reporting of Non-GAAP Results of Operations

As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.6 billion at each of December 31, 2014, 2013 and 2012. Included in such intangible assets was goodwill of $3.5 billion at each of those dates. Amortization of core deposit and other intangible assets, after tax effect, totaled $21 million, $29 million and $37 million during 2014, 2013 and 2012, respectively.

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

Net operating income was $1.09 billion in 2014, compared with $1.17 billion in 2013. Diluted net operating earnings per common share in 2014 were $7.57, compared with $8.48 in 2013. Net operating income and diluted net operating earnings per common share were $1.07 billion and $7.88, respectively, in 2012.

Table 2

RECONCILIATION OF GAAP TO NON-GAAP MEASURES

	2014	2013	2012
Income statement data
In thousands, except per share
Net income
Net income	$1,066,246	$1,138,480	$1,029,498
Amortization of core deposit and other intangible assets(a)	20,657	28,644	37,011
Merger-related expenses(a)	—	7,511	6,001

Net operating income	$1,086,903	$1,174,635	$1,072,510

Earnings per common share
Diluted earnings per common share	$7.42	$8.20	$7.54
Amortization of core deposit and other intangible assets(a)	.15	.22	.29
Merger-related expenses(a)	—	.06	.05

Diluted net operating earnings per common share	$7.57	$8.48	$7.88

Other expense
Other expense	$2,742,857	$2,635,885	$2,509,260
Amortization of core deposit and other intangible assets	(33,824)	(46,912)	(60,631)
Merger-related expenses	—	(12,364)	(9,879)

Noninterest operating expense	$2,709,033	$2,576,609	$2,438,750

Merger-related expenses
Salaries and employee benefits	$—	$836	$4,997
Equipment and net occupancy	—	690	15
Printing, postage and supplies	—	1,825	—
Other costs of operations	—	9,013	4,867

Total	$—	$12,364	$9,879

Efficiency ratio
Noninterest operating expense (numerator)	$2,709,033	$2,576,609	$2,438,750

Taxable-equivalent net interest income	2,700,088	2,698,200	2,624,907
Other income	1,779,273	1,865,205	1,667,270
Less: Gain on bank investment securities	—	56,457	9
Net OTTI losses recognized in earnings	—	(9,800)	(47,822)

Denominator	$4,479,361	$4,516,748	$4,339,990

Efficiency ratio	60.48%	57.05%	56.19%

Balance sheet data
In millions
Average assets
Average assets	$92,143	$83,662	$79,983
Goodwill	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(50)	(90)	(144)
Deferred taxes	15	27	42

Average tangible assets	$88,583	$80,074	$76,356

Average common equity
Average total equity	$12,097	$10,722	$9,703
Preferred stock	(1,192)	(878)	(869)

Average common equity	10,905	9,844	8,834
Goodwill	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(50)	(90)	(144)
Deferred taxes	15	27	42

Average tangible common equity	$7,345	$6,256	$5,207

At end of year
Total assets
Total assets	$96,686	$85,162	$83,009
Goodwill	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(35)	(69)	(116)
Deferred taxes	11	21	34

Total tangible assets	$93,137	$81,589	$79,402

Total common equity
Total equity	$12,336	$11,306	$10,203
Preferred stock	(1,231)	(882)	(873)
Undeclared dividends — cumulative preferred stock	(3)	(3)	(3)

Common equity, net of undeclared cumulative preferred dividends	11,102	10,421	9,327
Goodwill	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(35)	(69)	(116)
Deferred taxes	11	21	34

Total tangible common equity	$7,553	$6,848	$5,720

(a)	After any related tax effect.

Net operating income expressed as a rate of return on average tangible assets was 1.23% in 2014, compared with 1.47% in 2013 and 1.40% in 2012. Net operating income represented a return on average tangible common equity of 13.76% in 2014, compared with 17.79% and 19.42% in 2013 and 2012, respectively.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in table 2.

Net Interest Income/Lending and Funding Activities

Taxable-equivalent net interest income aggregated $2.70 billion in each of 2014 and 2013. Growth in average earning assets in 2014 was offset by a narrowing of the net interest margin. Average earning assets rose 10% to $81.7 billion in 2014 from $74.0 billion in 2013, the result of higher average balances of investment securities and interest-bearing deposits at the Federal Reserve Bank of New York. The net interest margin narrowed to 3.31% in 2014 from 3.65% in 2013. Contributing to that decline was a 19 basis point reduction in the average yield on loans and leases and the lower yielding cash balances on deposit with the Federal Reserve Bank of New York.

Average loans and leases declined $388 million or 1% to $64.7 billion in 2014 from $65.1 billion in 2013. Commercial loans and leases averaged $18.9 billion in 2014, $1.1 billion or 6% higher than in the prior year. That growth reflected increased demand by customers. Average balances of commercial real estate loans increased 1% or $379 million to $26.5 billion in 2014 from $26.1 billion in 2013. Average residential real estate balances declined to $8.7 billion in 2014 from $10.1 billion in the preceding year. Included in that portfolio were loans originated for sale, which averaged $403 million in 2014 and $909 million in 2013. Excluding loans held for sale, average residential real estate loans decreased $911 million from 2013 to 2014, resulting largely from the full-year impact of the securitizations during mid-2013 of $1.3 billion of loans held in the loan portfolio. Average consumer loans totaled $10.6 billion in 2014, down $480 million or 4% from $11.1 billion in 2013 due to the full-year impact of the $1.4 billion automobile loan securitization transaction completed during the third quarter of 2013.

Net interest income on a taxable-equivalent basis increased $73 million or 3% in 2013 from $2.62 billion in 2012. That improvement resulted from a 5% rise in average earning assets, to $74.0 billion in 2013 from $70.3 billion in 2012. The increase in average earning assets was the result of higher average loans and leases and interest-bearing deposits held at the Federal Reserve Bank of New York. The net interest margin declined 8 basis points in 2013 from 3.73% in 2012. That narrowing was largely due to an 11 basis point reduction in the average yield on loans and leases and the lower yielding cash balances on deposit at the Federal Reserve Bank of New York.

Average balances of loans and leases increased $2.4 billion or 4% in 2013 from $62.7 billion in 2012. Commercial loans and leases averaged $17.7 billion in 2013, up $1.4 billion or 9% from $16.3 billion in 2012. Average commercial real estate loans increased $1.2 billion or 5% to $26.1 billion in 2013 from $24.9 billion in the preceding year. The growth in commercial loans and commercial real estate loans reflected higher loan demand by customers. Residential real estate loan balances rose $409 million or 4% to $10.1 billion in 2013 from $9.7 billion in 2012, resulting from the impact of the Company retaining for portfolio during the first eight months of 2012 a majority of originated residential real estate loans, partially offset by the mid-2013 securitizations noted earlier. Consumer loans averaged $11.1 billion in 2013, down $635 million or 5% from $11.7 billion in 2012 due, in part, to the impact of the third quarter 2013 automobile loan securitization transaction.

Table 3

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2014			2013			2012			2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Average balance in millions; interest in thousands)
Assets
Earning assets
Loans and leases, net of unearned discount(a)
Commercial, financial, etc.	$18,867	$624,487	3.31%	17,736	628,154	3.54%	16,336	606,495	3.71%	14,655	564,787	3.85%	13,092	521,747	3.99%
Real estate — commercial	26,461	1,142,939	4.26	26,083	1,198,400	4.53	24,907	1,138,723	4.50	22,901	1,051,772	4.59	20,714	974,047	4.70
Real estate — consumer	8,719	368,632	4.23	10,136	418,095	4.12	9,727	421,516	4.33	6,778	334,421	4.93	5,746	303,262	5.28
Consumer	10,618	480,877	4.53	11,098	510,962	4.60	11,732	559,253	4.77	11,865	592,386	4.99	11,745	613,479	5.22

Total loans and leases, net	64,665	2,616,935	4.05	65,053	2,755,611	4.24	62,702	2,725,987	4.35	56,199	2,543,366	4.53	51,297	2,412,535	4.70

Interest-bearing deposits at banks	5,342	13,361	.25	2,139	5,201	.24	528	1,221	.23	1,195	2,934	.25	102	88	.09
Federal funds sold and agreements to resell securities	89	64	.07	128	114	.09	4	21	.55	180	189	.11	221	446	.20
Trading account	76	1,381	1.81	78	1,482	1.91	96	1,394	1.45	94	1,411	1.50	94	789	.84
Investment securities(b)
U.S. Treasury and federal agencies	10,543	304,178	2.88	5,123	165,879	3.24	4,538	150,500	3.32	4,165	155,339	3.73	4,483	191,677	4.28
Obligations of states and political subdivisions	166	8,115	4.89	194	9,999	5.15	220	11,638	5.29	244	13,704	5.61	266	15,107	5.67
Other	800	36,485	4.56	1,298	44,019	3.39	2,211	77,315	3.50	2,655	101,020	3.80	3,269	133,176	4.07

Total investment securities	11,509	348,778	3.03	6,615	219,897	3.32	6,969	239,453	3.44	7,064	270,063	3.82	8,018	339,960	4.24

Total earning assets	81,681	2,980,519	3.65	74,013	2,982,305	4.03	70,299	2,968,076	4.22	64,732	2,817,963	4.35	59,732	2,753,818	4.61

Allowance for credit losses	(923)			(932)			(922)			(916)			(906)
Cash and due from banks	1,277			1,380			1,384			1,207			1,099
Other assets	10,108			9,201			9,222			8,954			8,455

Total assets	$92,143			83,662			79,983			73,977			68,380

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$1,034	1,404	.14	923	1,287	.14	856	1,343	.16	753	1,145	.15	601	850	.14
Savings deposits	40,474	45,465	.11	36,739	54,948	.15	33,398	68,011	.20	30,403	84,314	.28	26,190	85,226	.33
Time deposits	3,290	15,515	.47	4,045	26,439	.65	5,347	46,102	.86	6,480	71,014	1.10	6,583	100,241	1.52
Deposits at Cayman Islands office	327	699	.21	496	1,018	.21	605	1,130	.19	779	962	.12	953	1,368	.14

Total interest-bearing deposits	45,125	63,083	.14	42,203	83,692	.20	40,206	116,586	.29	38,415	157,435	.41	34,327	187,685	.55

Short-term borrowings	215	101	.05	390	430	.11	839	1,286	.15	827	1,030	.12	1,854	3,006	.16
Long-term borrowings	7,492	217,247	2.90	4,941	199,983	4.05	5,527	225,297	4.08	6,959	243,866	3.50	9,169	271,578	2.96

Total interest-bearing liabilities	52,832	280,431	.53	47,534	284,105	.60	46,572	343,169	.74	46,201	402,331	.87	45,350	462,269	1.02

Noninterest-bearing deposits	25,715			23,721			21,761			17,273			13,709
Other liabilities	1,499			1,685			1,947			1,499			1,218

Total liabilities	80,046			72,940			70,280			64,973			60,277

Shareholders’ equity	12,097			10,722			9,703			9,004			8,103

Total liabilities and shareholders’ equity	$92,143			83,662			79,983			73,977			68,380

Net interest spread			3.12			3.43			3.48			3.48			3.59
Contribution of interest-free funds			.19			.22			.25			.25			.25

Net interest income/margin on earning assets		$2,700,088	3.31%		2,698,200	3.65%		2,624,907	3.73%		2,415,632	3.73%		2,291,549	3.84%

(a)	Includes nonaccrual loans.

(b)	Includes available-for-sale investment securities at amortized cost.

Table 4 summarizes average loans and leases outstanding in 2014 and percentage changes in the major components of the portfolio over the past two years.

Table 4

AVERAGE LOANS AND LEASES

(Net of unearned discount)

		Percent Increase (Decrease) from
	2014	2013 to 2014	2012 to 2013
	(In millions)
Commercial, financial, etc.	$18,867	6%	9%
Real estate — commercial	26,461	1	5
Real estate — consumer	8,719	(14)	4
Consumer
Automobile	1,675	(23)	(16)
Home equity lines	5,747	—	(3)
Home equity loans	314	(24)	(27)
Other	2,882	5	3

Total consumer	10,618	(4)	(5)

Total	$64,665	(1)%	4%

Commercial loans and leases, excluding loans secured by real estate, aggregated $19.5 billion at December 31, 2014, representing 29% of total loans and leases. Table 5 presents information on commercial loans and leases as of December 31, 2014 relating to geographic area, size, borrower industry and whether the loans are secured by collateral or unsecured. Of the $19.5 billion of commercial loans and leases outstanding at the end of 2014, approximately $17.0 billion, or 87%, were secured, while 44%, 25% and 18% were granted to businesses in New York State, Pennsylvania and the Mid-Atlantic area (which includes Maryland, Delaware, Virginia, West Virginia and the District of Columbia), respectively. The Company provides financing for leases to commercial customers, primarily for equipment. Commercial leases included in total commercial loans and leases at December 31, 2014 aggregated $1.2 billion, of which 50% were secured by collateral located in New York State, 17% were secured by collateral in Pennsylvania and another 12% were secured by collateral in the Mid-Atlantic area.

Table 5

COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT

(Excludes Loans Secured by Real Estate)

December 31, 2014

	New York	Pennsylvania	Mid-Atlantic	Other	Total	Percent of Total
	(Dollars in millions)
Automobile dealerships	$1,518	$792	$363	$817	$3,490	18%
Services	1,109	682	914	377	3,082	16
Manufacturing	1,475	855	283	454	3,067	16
Wholesale	887	444	414	253	1,998	10
Financial and insurance	754	228	357	40	1,379	7
Transportation, communications, utilities	427	404	167	255	1,253	6
Real estate investors	673	207	163	101	1,144	6
Health services	515	168	329	45	1,057	5
Construction	394	279	159	56	888	5
Retail	208	231	88	115	642	3
Public administration	160	84	46	1	291	2
Agriculture, forestry, fishing, mining, etc.	26	127	32	2	187	1
Other	425	284	247	27	983	5

Total	$8,571	$4,785	$3,562	$2,543	$19,461	100%

Percent of total	44%	25%	18%	13%	100%

Percent of dollars outstanding
Secured	82%	79%	83%	81%	81%
Unsecured	11	17	13	9	13
Leases	7	4	4	10	6

Total	100%	100%	100%	100%	100%

Percent of dollars outstanding by size of loan
Less than $1 million	22%	19%	29%	11%	21%
$1 million to $5 million	21	24	20	22	22
$5 million to $10 million	15	19	14	26	17
$10 million to $20 million	16	23	19	23	19
$20 million to $30 million	10	13	7	10	10
$30 million to $50 million	11	1	8	8	8
Greater than $50 million	5	1	3	—	3

Total	100%	100%	100%	100%	100%

International loans included in commercial loans and leases totaled $167 million and $170 million at December 31, 2014 and 2013, respectively. Included in such loans were $61 million and $72 million, respectively, of loans at M&T Bank’s commercial branch in Ontario, Canada.

Loans secured by real estate, including outstanding balances of home equity loans and lines of credit which the Company classifies as consumer loans, represented approximately 64% of the loan and lease portfolio during 2014, compared with 65% in 2013 and 66% in 2012. At December 31, 2014, the Company held approximately $27.6 billion of commercial real estate loans, $8.7 billion of consumer real estate loans secured by one-to-four family residential properties (including $435 million of loans originated for sale) and $6.0 billion of outstanding balances of home equity loans and lines of credit, compared with $26.1 billion, $8.9 billion and $6.1 billion, respectively, at December 31, 2013. Included in total loans and leases were amounts due from builders and developers of residential real estate aggregating $1.5 billion and $1.3 billion at December 31, 2014 and 2013, respectively, substantially all of which were classified as commercial real estate loans.

Commercial real estate loans originated by the Company include fixed-rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity, in many cases five years after origination. For borrowers in good standing, the terms of such loans may be extended by the customer for an additional five years at the then-current market rate of interest. The Company also originates fixed-rate commercial real estate loans with maturities of greater than five years, generally having original maturity terms of approximately seven to ten years, and adjustable-rate commercial real estate loans. Adjustable-rate commercial real estate loans represented approximately 65% of the commercial real estate loan portfolio at the 2014 year-end. Table 6 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2014. New York City metropolitan area commercial real estate loans totaled $9.2 billion at December 31, 2014. The $7.1 billion of investor-owned commercial real estate loans in the New York City metropolitan area were largely secured by multifamily residential properties, retail space, and office space. The Company’s experience has been that office, retail and service-related properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multifamily residential properties. Approximately 44% of the aggregate dollar amount of New York City-area loans were for loans with outstanding balances of $10 million or less, while loans of more than $50 million made up approximately 11% of the total.

Table 6

COMMERCIAL REAL ESTATE LOANS, NET OF UNEARNED DISCOUNT

December 31, 2014

	Metropolitan New York City	Other New York State	Pennsylvania	Mid- Atlantic	Other	Total	Percent of Total
	(Dollars in millions)
Investor-owned
Permanent finance by property type
Retail/Service	$1,488	$508	$407	$869	$659	$3,931	14%
Office	1,229	828	471	868	346	3,742	14
Apartments/Multifamily	1,533	591	289	524	507	3,444	12
Hotel	737	356	304	347	366	2,110	8
Industrial/Warehouse	286	203	216	275	206	1,186	4
Health facilities	48	41	21	19	10	139	1
Other	112	16	12	30	20	190	1

Total permanent	5,433	2,543	1,720	2,932	2,114	14,742	54%

Construction/Development
Commercial
Construction	608	529	290	695	228	2,350	9%
Land/Land development	512	24	45	122	64	767	3
Residential builder and developer
Construction	569	2	64	126	190	951	3
Land/Land development	11	21	67	277	138	514	2

Total construction/development	1,700	576	466	1,220	620	4,582	17%

Total investor-owned	7,133	3,119	2,186	4,152	2,734	19,324	71%

Owner-occupied by industry(a)
Health services	866	521	319	568	319	2,593	9%
Other services	264	335	256	497	40	1,392	5
Retail	166	177	218	285	61	907	3
Wholesale	122	185	225	155	131	818	3
Manufacturing	156	200	162	90	32	640	2
Real estate investors	126	66	155	140	50	537	2
Automobile dealerships	87	85	61	125	4	362	1
Other	283	177	217	302	16	995	4

Total owner-occupied	2,070	1,746	1,613	2,162	653	8,244	29%

Total commercial real estate	$9,203	$4,865	$3,799	$6,314	$3,387	$27,568	100%

Percent of total	33%	18%	14%	23%	12%	100%

Percent of dollars outstanding by size of loan
Less than $1 million	5%	21%	19%	15%	7%	12%
$1 million to $5 million	22	36	32	27	18	26
$5 million to $10 million	17	20	18	16	15	18
$10 million to $30 million	34	21	26	21	32	27
$30 million to $50 million	11	2	3	11	10	8
$50 million to $100 million	9	—	2	10	18	8
Greater than $100 million	2	—	—	—	—	1

Total	100%	100%	100%	100%	100%	100%

(a)	Includes $428 million of construction loans.

Commercial real estate loans secured by properties located in other parts of New York State, Pennsylvania and the Mid-Atlantic area tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business (owner-occupied). Approximately 77% of the aggregate dollar amount of commercial real estate loans in New York State secured by properties located outside of the metropolitan New York City area were for loans with outstanding balances of $10 million or less. Of the outstanding balances of commercial real estate loans in Pennsylvania and the Mid-Atlantic area, approximately 69% and 58%, respectively, were for loans with outstanding balances of $10 million or less.

Commercial real estate loans secured by properties located outside of Pennsylvania, the Mid-Atlantic area, New York State and areas of states neighboring New York considered to be part of the New York City metropolitan area, comprised 12% of total commercial real estate loans as of December 31, 2014.

Commercial real estate construction and development loans made to investors presented in table 6 totaled $4.6 billion at December 31, 2014, or 7% of total loans and leases. Approximately 95% of those construction loans had adjustable interest rates. Included in such loans at the 2014 year-end were $1.5 billion of loans to developers of residential real estate properties. Information about the credit performance of the Company’s loans to builders and developers of residential real estate properties is included herein under the heading “Provision For Credit Losses.” The remainder of the commercial real estate construction loan portfolio was comprised of loans made for various purposes, including the construction of office buildings, multifamily residential housing, retail space and other commercial development.

M&T Realty Capital Corporation, a commercial real estate lending subsidiary of M&T Bank, participates in the Delegated Underwriting and Servicing (“DUS”) program of Fannie Mae, pursuant to which commercial real estate loans are originated in accordance with terms and conditions specified by Fannie Mae and sold. Under this program, loans are sold with partial credit recourse to M&T Realty Capital Corporation. The amount of recourse is generally limited to one-third of any credit loss incurred by the purchaser on an individual loan, although in some cases the recourse amount is less than one-third of the outstanding principal balance. The Company’s maximum credit risk for recourse associated with sold commercial real estate loans was approximately $2.4 billion and $2.3 billion at December 31, 2014 and 2013, respectively. There have been no material losses incurred as a result of those recourse arrangements. Commercial real estate loans held for sale at December 31, 2014 and 2013 aggregated $308 million and $68 million, respectively. At December 31, 2014 and 2013, commercial real estate loans serviced for other investors by the Company were $11.3 billion and $11.4 billion, respectively. Those serviced loans are not included in the Company’s consolidated balance sheet.

Real estate loans secured by one-to-four family residential properties were $8.7 billion at December 31, 2014, including approximately 41% secured by properties located in New York State, 13% secured by properties located in Pennsylvania and 25% secured by properties located in the Mid-Atlantic area. At December 31, 2014, $435 million of residential real estate loans had been originated for sale, compared with $401 million at December 31, 2013. The Company’s portfolio of alternative (“Alt-A”) residential real estate loans held for investment at December 31, 2014 declined to $351 million from $396 million at December 31, 2013. Alt-A loans represent loans that at origination typically included some form of limited borrower documentation requirements as compared with more traditional residential real estate loans. Loans in the Company’s Alt-A portfolio were originated by the Company prior to 2008. Loans to individuals to finance the construction of one-to-four family residential properties totaled $35 million at December 31, 2014 and $34 million at December 31, 2013, or approximately .1% of total loans and leases at each of those dates. Information about the credit performance of the Company’s Alt-A loans and other residential real estate loans is included herein under the heading “Provision For Credit Losses.”

Consumer loans comprised approximately 16% of total loans and leases at each of December 31, 2014 and 2013. Outstanding balances of home equity lines of credit represent the largest component of the consumer loan portfolio. Such balances represented approximately 9% of total loans and leases at each of December 31, 2014 and 2013. No other consumer loan product represented at least 4% of loans outstanding at December 31, 2014. Approximately 41% of home equity lines of credit outstanding at December 31, 2014 were secured by properties in New York State, and 21% and 36% were secured by properties in Pennsylvania and the Mid-Atlantic area, respectively. Outstanding automobile loan balances rose to nearly $2.0 billion at December 31, 2014 from $1.4 billion at December 31, 2013. That increase reflects higher consumer demand for motor vehicles.

Table 7 presents the composition of the Company’s loan and lease portfolio at the end of 2014, including outstanding balances to businesses and consumers in New York State, Pennsylvania, the Mid-Atlantic area and other states. Approximately 45% of total loans and leases at December 31, 2014 were to New York State customers, while 18% and 23% were to Pennsylvania and the Mid-Atlantic area customers, respectively.

Table 7

LOANS AND LEASES, NET OF UNEARNED DISCOUNT

December 31, 2014

		Percent of Dollars Outstanding
	Outstandings	New York State	Pennsylvania	Mid-Atlantic	Other
	(In millions)
Real estate
Residential	$8,657	41%	13%	25%	21%
Commercial	27,568	51 (a)	14	23	12

Total real estate	36,225	49%	14%	23%	14%

Commercial, financial, etc.	18,272	44%	25%	19%	12%
Consumer
Home equity lines	5,747	41%	21%	36%	2%
Home equity loans	275	13	28	53	6
Automobile	1,979	31	23	23	23
Other secured or guaranteed	2,263	24	14	17	45
Other unsecured	719	40	23	34	3

Total consumer	10,983	34%	21%	30%	15%

Total loans	65,480	45%	18%	23%	14%

Commercial leases	1,189	49%	17%	12%	22%

Total loans and leases	$66,669	45%	18%	23%	14%

(a)	Includes loans secured by properties located in neighboring states generally considered to be within commuting distance of New York City.

Average balances of investment securities were $11.5 billion in 2014, up from $6.6 billion and $7.0 billion in 2013 and 2012, respectively. The significant rise in such balances in 2014 reflects the net effect of purchases of mortgage-backed securities during 2013 and 2014 and the impact of investment securities sales and securitizations in 2013 as described below. Beginning in the second quarter of 2013, the Company undertook certain actions to improve its regulatory capital and liquidity positions in response to evolving regulatory requirements. As a result, in the second quarter of 2013 approximately $1.0 billion of privately issued mortgage-backed securities held in the available-for-sale portfolio were sold, as were the Company’s holdings of Visa and MasterCard common stock. In the second and third quarters of 2013, the Company securitized approximately $1.3 billion of residential real estate loans guaranteed by the Federal Housing Authority (“FHA”) that were held in its loan portfolio. A substantial majority of the Ginnie Mae securities resulting from those securitizations were retained by the Company. During the second quarter of 2013, the Company also began originating FHA residential real estate loans for purposes of securitizing such loans into Ginnie Mae mortgage-backed securities to be retained in the Company’s investment securities portfolio. Approximately $1.6 billion of such loans were originated and securitized during 2013. Finally, the Company purchased approximately $1.9 billion of Ginnie Mae securities and $250 million of Fannie Mae securities that were added to the investment securities portfolio during 2013, and another $4.6 billion of Fannie Mae securities and $602 million of Ginnie Mae securities were purchased during 2014. The Company has increased its holdings of investment securities in response to changing regulatory requirements.

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

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” Nevertheless, there were no other-than-temporary impairment charges recognized in 2014. Pre-tax other-than-temporary impairment charges of $10 million and $48 million were recognized during 2013 and 2012, respectively, related to certain privately issued mortgage-backed securities. Persistently high unemployment, loan delinquencies and foreclosures that led to a backlog of homes held for sale by financial institutions and others were significant factors contributing to the recognition of the other-than-temporary impairment charges related to those securities. As noted earlier, substantially all of the privately issued mortgage-backed securities held in the available-for-sale portfolio were sold in the second quarter of 2013. The impairment charges recognized during 2013 and 2012 related to a subset of those sold securities. Based on management’s assessment of future cash flows associated with individual investment securities as of December 31, 2014, the Company concluded that declines in value below amortized cost associated with the investment securities portfolio were temporary in nature. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 20 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $5.5 billion in 2014, $2.3 billion in 2013 and $628 million in 2012. Interest-bearing deposits at banks averaged $5.3 billion in 2014, compared with $2.1 billion and $528 million in 2013 and 2012, respectively. The higher levels of average interest-bearing deposits at banks in 2014 and 2013 were due, in part, to higher Wilmington Trust-related customer deposits. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of liquidity and balance sheet size and resulting capital ratios.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits totaled $69.1 billion in 2014, up from $63.8 billion in 2013 and $59.1 billion in 2012. The growth in core deposits from 2012 to 2014 was due, in part, to higher deposits of trust customers and the lack of attractive alternative investments available to the Company’s customers resulting from lower interest rates and from the economic environment in the U.S. The low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have generally increased. Funding provided by core deposits represented 85% of average earning assets in 2014, compared with 86% and 84% in 2013 and 2012, respectively. Table 8 summarizes average core deposits in 2014 and percentage changes in the components of such deposits over the past two years. Core deposits aggregated $72.0 billion and $65.4 billion at December 31, 2014 and 2013, respectively.

Table 8

AVERAGE CORE DEPOSITS

		Percentage Increase (Decrease) from
	2014	2013 to 2014	2012 to 2013
	(In millions)
NOW accounts	$1,010	12%	8%
Savings deposits	39,440	10	10
Time deposits	2,921	(15)	(18)
Noninterest-bearing deposits	25,715	8	9

Total	$69,086	8%	8%

The Company has additional funding sources, including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits. Time deposits over $250,000, excluding brokered certificates of deposit, averaged $366 million in 2014, $325 million in 2013 and $410 million in 2012. Cayman Islands office deposits averaged $327 million in 2014, $496 million in 2013 and $605 million in 2012. Brokered time deposits averaged $4 million in 2014, compared with $279 million in 2013 and $741 million in 2012. There were no brokered time deposits outstanding at December 31, 2014. At December 31, 2013, such deposits totaled $26 million. The Company also had brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged $1.1 billion in each of 2014, 2013 and 2012. The levels of brokered NOW and brokered money-market deposit accounts reflect the demand for such deposits, largely resulting from the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. The level of Cayman Islands office deposits are also reflective of customer demand. Additional amounts of Cayman Islands office deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding. Average short-term borrowings totaled $215 million in 2014, $390 million in 2013 and $839 million in 2012. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $156 million, $284 million and $669 million in 2014, 2013 and 2012, respectively. Overnight federal funds borrowings represented the largest component of average short-term borrowings and totaled $135 million at December 31, 2014 and $169 million at December 31, 2013.

Long-term borrowings averaged $7.5 billion in 2014, $4.9 billion in 2013 and $5.5 billion in 2012. During the first quarter of 2013, M&T Bank initiated a Bank Note Program whereby M&T Bank may offer unsecured senior and subordinated notes. Average balances of notes issued under that program were $2.9 billion in 2014 and $657 million in 2013. During March 2013, $300 million of three-year floating rate senior notes and $500 million of fixed rate senior notes were issued. During 2014, M&T Bank issued $550 million of three-year floating rate, $1.25 billion of three-year fixed rate and $1.4 billion of five-year fixed rate senior notes. The proceeds of the issuances have been predominantly utilized to purchase additional liquid investments that will meet the regulatory liquidity requirements. In addition, in February 2015 M&T Bank issued $1.5 billion of senior notes of which $750 million mature in 2020 and $750 million mature in 2025. Also included in average long-term borrowings were amounts borrowed from the Federal Home Loan Banks of New York, Atlanta and Pittsburgh of $692 million in 2014, $30 million in 2013 and $768 million in 2012, and subordinated capital notes of $1.6 billion in each of 2014 and 2013 and $2.0 billion in 2012. During the second quarter of 2014, M&T Bank borrowed approximately $1.1 billion from the Federal Home Loan Bank (“FHLB”) of New York. Those borrowings were split between three-year and five-year terms at fixed rates of interest. On November 1, 2014, M&T Bank redeemed $50 million of 9.50% subordinated notes that were due to mature in 2018. On April 15, 2013, $250 million of 4.875% subordinated notes of the Company matured and were redeemed. On July 2, 2012, M&T Bank redeemed $400 million of subordinated capital notes that were due to mature in 2013, as such notes ceased to qualify as regulatory capital during the one-year period before their contractual maturity date. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $889 million in 2014 and

$1.2 billion in each of 2013 and 2012. M&T redeemed $350 million of 8.50% junior subordinated debentures associated with trust preferred securities in the first quarter of 2014. Additional information regarding junior subordinated debentures, as well as information regarding contractual maturities of long-term borrowings, is provided in note 9 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.4 billion during each of 2014, 2013 and 2012. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of December 31, 2014, interest rate swap agreements were used to hedge approximately $1.4 billion of outstanding fixed rate long-term borrowings. Further information on interest rate swap agreements is provided in note 18 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.12% in 2014, compared with 3.43% in 2013 and 3.48% in 2012. The yield on the Company’s earning assets declined 38 basis points to 3.65% in 2014 from 4.03% in 2013, while the rate paid on interest-bearing liabilities decreased 7 basis points to .53% in 2014 from .60% in 2013. The yield on earning assets during 2013 decreased 19 basis points from 4.22% in 2012, while the rate paid on interest-bearing liabilities declined 14 basis points from .74% in 2012. The declines in yields on earning assets and rates on interest-bearing liabilities reflect the impact of actions taken by the Federal Reserve to maintain the target range for the federal funds rate of 0% to .25% and to control the level of interest rates in general.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $28.8 billion in 2014, compared with $26.5 billion in 2013 and $23.7 billion in 2012. The significant increases in average net interest-free funds in 2014 and 2013 were largely the result of higher balances of noninterest-bearing deposits, which averaged $25.7 billion in 2014, $23.7 billion in 2013 and $21.8 billion in 2012. Goodwill and core deposit and other intangible assets averaged $3.6 billion in each of 2014 and 2013 and $3.7 billion in 2012. The cash surrender value of bank owned life insurance averaged $1.7 billion in 2014 and $1.6 billion in each of 2013 and 2012. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .19% in 2014, .22% in 2013 and .25% in 2012.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.31% in 2014, 3.65% in 2013 and 3.73% in 2012. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin. In particular, the relatively low interest rate environment continues to exert downward pressure on yields on loans, investment securities and other earning assets.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its interest-bearing liabilities. Periodic settlement amounts arising from these agreements are reflected in the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.4 billion at each of December 31, 2014 and 2013. Under the terms of those swap agreements, the Company received payments based on the outstanding notional amount of the agreements at fixed rates and made payments at variable rates. Those swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. The amounts of hedge ineffectiveness recognized in 2014, 2013 and 2012 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $73 million at December 31, 2014 and $103 million at December 31, 2013. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of December 31, 2014 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $49 million of collateral with the Company. Additional information about swap agreements and the items being hedged is included in note 18 of Notes to Financial Statements. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in table 9.

Table 9

INTEREST RATE SWAP AGREEMENTS

	Year Ended December 31
	2014		2013		2012
	Amount	Rate(a)	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$—	—%	$—	—%	$—	—%
Interest expense	(44,996)	(.09)	(41,326)	(.09)	(36,368)	(.08)

Net interest income/margin	$44,996	.06%	$41,326	.06%	$36,368	.05%

Average notional amount	$1,400,000		$1,160,274		$900,000
Rate received(b)		4.42%		5.03%		6.07%
Rate paid(b)		1.19%		1.47%		2.03%

(a)	Computed as a percentage of average earning assets or interest-bearing liabilities.

(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during year.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses was $124 million in 2014, compared with $185 million in 2013 and $204 million in 2012. Net loan charge-offs aggregated $121 million in 2014, $183 million in 2013 and $186 million in 2012. Net loan charge-offs as a percentage of average loans outstanding were .19% in 2014, compared with .28% in 2013 and .30% in 2012. A summary of the Company’s loan charge-offs, provision and allowance for credit losses is presented in table 10 and in note 5 of Notes to Financial Statements.

Table 10

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Allowance for credit losses beginning balance	$916,676	$925,860	$908,290	$902,941	$878,022
Charge-offs during year
Commercial, financial, leasing, etc.	58,943	109,329	41,148	55,021	91,650
Real estate — construction	1,882	9,137	27,687	63,529	86,603
Real estate — mortgage	33,527	49,079	58,572	81,691	108,500
Consumer	84,390	85,965	103,348	109,246	125,593

Total charge-offs	178,742	253,510	230,755	309,487	412,346

Recoveries during year
Commercial, financial, leasing, etc.	22,188	11,773	11,375	10,224	26,621
Real estate — construction	4,725	18,800	3,693	5,930	4,975
Real estate — mortgage	14,640	13,718	8,847	10,444	10,954
Consumer	16,075	26,035	20,410	18,238	23,963

Total recoveries	57,628	70,326	44,325	44,836	66,513

Net charge-offs	121,114	183,184	186,430	264,651	345,833
Provision for credit losses	124,000	185,000	204,000	270,000	368,000
Allowance related to loans sold or securitized	—	(11,000)	—	—	—
Consolidation of loan securitization trusts	—	—	—	—	2,752

Allowance for credit losses ending balance	$919,562	$916,676	$925,860	$908,290	$902,941

Net charge-offs as a percent of:
Provision for credit losses	97.67%	99.02%	91.39%	98.02%	93.98%
Average loans and leases, net of unearned discount	.19%	.28%	.30%	.47%	.67%
Allowance for credit losses as a percent of loans and leases, net of unearned discount, at year-end	1.38%	1.43%	1.39%	1.51%	1.74%

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of the loans. The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet. The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans obtained in acquisitions subsequent to 2008 was $2.6 billion and $4.0 billion at December 31, 2014 and 2013, respectively. The portion of the nonaccretable balance related to remaining principal losses as well as life-to-date principal losses charged against the nonaccretable balance since acquisition date as of December 31, 2014 and 2013 are presented in table 11. The Company regularly reviews its cash flow projections for acquired loans, including its estimates of lifetime principal losses. During each of the last three years, based largely on improving economic conditions, the Company’s estimates of cash flows expected to be generated by acquired loans improved, resulting in increases in the accretable yield. In 2014, estimated cash flows expected to be generated by acquired loans increased by $98 million, or approximately 2%. That improvement reflected a lowering of estimated principal losses by approximately $47 million, primarily due to a $41 million decrease in expected principal losses in the acquired commercial real estate portfolios, as well as interest and other recoveries. Similarly, in 2013 the estimates of cash flows expected to be generated by acquired loans increased by approximately 3%, or $179 million. That improvement also reflected a lowering of estimated principal losses, largely driven by a $160 million decrease in expected principal losses in the acquired commercial real estate portfolios. In 2012, estimated cash flows expected to be generated by acquired loans increased by $178 million, or approximately 2%. That improvement was also largely driven by a reduction of estimated principal losses, including a $132 million decrease in expected principal losses in the acquired commercial real estate portfolios.

Table 11

NONACCRETABLE BALANCE — PRINCIPAL

	Remaining Balance		Life-to-date Charges
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands)
Commercial, financing, leasing, etc.	$19,589	$31,931	$78,736	$69,772
Commercial real estate	70,261	110,984	276,681	277,222
Residential real estate	15,958	23,201	59,552	54,177
Consumer	29,582	33,989	77,819	74,039

Total	$135,390	$200,105	$492,788	$475,210

Nonaccrual loans totaled $799 million or 1.20% of outstanding loans and leases at December 31, 2014, compared with $874 million or 1.36% at December 31, 2013 and $1.01 billion or 1.52% at December 31, 2012. The decline in nonaccrual loans at the 2014 year-end as compared with December 31, 2013 was largely due to lower commercial real estate and residential real estate loans on nonaccrual status. As compared with the end of 2012, the decline in nonaccrual loans at December 31, 2013 was largely due to lower commercial loans and commercial real estate loans classified as nonaccrual. Since December 31, 2012, additions to nonaccrual loans were more than offset by the impact on such loans from payments received and charge-offs. Improving economic conditions in the U.S. continue to have a favorable impact on borrower repayment performance.

Accruing loans past due 90 days or more (excluding acquired loans) totaled $245 million or ..37% of total loans and leases at December 31, 2014, compared with $369 million or .58% at December 31, 2013 and $358 million or .54% at December 31, 2012. Those loans included loans guaranteed by government-related entities of $218 million, $298 million and $316 million at December 31, 2014, 2013 and 2012, respectively. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $196 million at December 31, 2014, $255 million at December 31, 2013 and $294 million at December 31, 2012. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal. A summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in table 12.

Table 12

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

December 31	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccrual loans	$799,151	$874,156	$1,013,176	$1,097,581	$1,139,740
Real estate and other foreclosed assets	63,635	66,875	104,279	156,592	220,049

Total nonperforming assets	$862,786	$941,031	$1,117,455	$1,254,173	$1,359,789

Accruing loans past due 90 days or more(a)	$245,020	$368,510	$358,397	$287,876	$250,705

Government guaranteed loans included in totals above:
Nonaccrual loans	$69,095	$63,647	$57,420	$40,529	$39,883
Accruing loans past due 90 days or more	217,822	297,918	316,403	252,503	207,243

Renegotiated loans	$202,633	$257,092	$271,971	$214,379	$233,342

Acquired accruing loans past due 90 days or more(b)	$110,367	$130,162	$166,554	$163,738	$91,022

Purchased impaired loans(c):
Outstanding customer balance	$369,080	$579,975	$828,571	$1,267,762	$219,477
Carrying amount	197,737	330,792	447,114	653,362	97,019
Nonaccrual loans to total loans and leases, net of unearned discount	1.20%	1.36%	1.52%	1.83%	2.19%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.29%	1.47%	1.68%	2.08%	2.60%
Accruing loans past due 90 days or more(a) to total loans and leases, net of unearned discount	.37%	.58%	.54%	.48%	.48%

(a)	Excludes acquired loans. Predominantly residential mortgage loans.

(b)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.

(c)	Accruing loans that were impaired at acquisition date and recorded at fair value.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $198 million at December 31, 2014, or .3% of total loans. Purchased impaired loans totaled $331 million at December 31, 2013. The decline in such loans during 2014 was predominantly the result of payments received from customers.

Acquired accruing loans past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Such loans totaled $110 million at December 31, 2014 and $130 million at December 31, 2013.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans totaled $149 million and $206 million at December 31, 2014 and December 31, 2013, respectively.

Charge-offs of commercial loans and leases, net of recoveries, were $37 million in 2014, $98 million in 2013 and $30 million in 2012. Reflected in net charge-offs of commercial loans and leases in 2013 were $49 million of charge-offs for a relationship with a motor vehicle-related parts wholesaler. Commercial loans and leases in nonaccrual status aggregated $177 million at December 31, 2014, $111 million at December 31, 2013 and $152 million at December 31, 2012. The increase in such loans from the 2013 year-end to December 31, 2014 was not concentrated in any particular industry group and no individual borrower relationship exceeded $14 million of the increase in nonaccrual commercial loans and leases.

Net charge-offs of commercial real estate loans during 2014, 2013 and 2012 totaled $3 million, $12 million and $36 million, respectively. Reflected in such charge-offs in 2014 and 2013 were net recoveries of $2 million and $12 million, respectively, of loans to residential real estate builders and developers, compared with net charge-offs of $23 million in 2012. Commercial real estate loans classified as nonaccrual aggregated $239 million at December 31, 2014, compared with $305 million at December 31, 2013 and $412 million at December 31, 2012. The decline in such nonaccrual loans as compared with December 31, 2013 was due, in part, to improving economic conditions and reflected lower loans in nonaccrual status to residential builders and developers. The decrease in nonaccrual commercial real estate loans from December 31, 2012 to the 2013 year-end was predominantly due to lower nonaccrual loans to residential builders and developers. At December 31, 2014 and 2013, commercial real estate loans to residential builders and developers classified as nonaccrual aggregated $72 million and $96 million, respectively, compared with $182 million at December 31, 2012. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the year ended December 31, 2014 is presented in table 13.

Table 13

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

	December 31, 2014			Year Ended December 31, 2014
		Nonaccrual		Net Charge-offs (Recoveries)
	Outstanding Balances(a)	Balances	Percent of Outstanding Balances	Balances	Percent of Average Outstanding Balances
	(Dollars in thousands)
New York	$590,093	$8,435	1.43%	$140	.03%
Pennsylvania	133,459	38,255	28.66	(80)	(.06)
Mid-Atlantic	409,882	12,389	3.02	(2,108)	(.45)
Other	357,910	15,370	4.29	(144)	(.05)

Total	$1,491,344	$74,449	4.99%	$(2,192)	(.16)%

(a)	Includes approximately $26 million of loans not secured by real estate, of which approximately $2 million are in nonaccrual status.

Net charge-offs of residential real estate loans totaled $13 million in each of 2014 and 2013 and $38 million in 2012. The lower net charge-offs of such loans in 2014 and 2013 as compared with 2012 reflect lower Alt-A loan charge-offs and generally improved economic conditions and residential real estate valuations. Residential real estate loans in nonaccrual status at December 31, 2014 totaled $258 million, compared with $334 million and $345 million at December 31, 2013 and 2012, respectively. The decrease in residential real estate loans classified as nonaccrual from December 31, 2013 to the 2014 year-end was predominantly related to the payoff during the second quarter of 2014 of $64 million of loans to one customer that were secured by residential real estate. Net charge-offs of Alt-A first mortgage loans were $4 million in 2014, $8 million in 2013 and $20 million in 2012. Nonaccrual Alt-A first mortgage loans aggregated $78 million at December 31, 2014, compared with $81 million and $96 million at December 31, 2013 and 2012, respectively. Residential real estate loans past due 90 days or more and accruing interest (excluding acquired loans) totaled $216 million, $295 million and $313 million at December 31, 2014, 2013 and 2012, respectively. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the year ended December 31, 2014 is presented in table 14.

Consumer loan net charge-offs during 2014 were $68 million, compared with $60 million in 2013 and $83 million in 2012. Included in net charge-offs of consumer loans were: automobile loans of $14 million in 2014, $11 million in 2013 and $14 million in 2012; recreational vehicle loans of $13 million, $15 million and $18 million during 2014, 2013 and 2012, respectively; and home equity loans and lines of credit secured by one-to-four family residential properties of $19 million in 2014, $12 million in 2013 and $31 million in 2012. Reflected in net charge-offs of home equity loans and lines of credit in 2013 were $9 million of recoveries of previously charged-off loans related to a portfolio of loans acquired in 2007. Nonaccrual consumer loans totaled $125 million at each of December 31, 2014 and 2013, compared with $104 million at December 31, 2012. Included in nonaccrual consumer loans at the 2014, 2013 and 2012 year-ends were: automobile loans of $18 million, $21 million and $25 million, respectively; recreational vehicle loans of $11 million, $12 million and $10 million, respectively; and outstanding balances of home equity loans and lines of credit, including junior lien Alt-A loans, of $89 million, $79 million and $58 million, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the year ended December 31, 2014 is presented in table 14.

Table 14

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Year Ended December 31, 2014
	December 31, 2014			Net Charge-offs
		Nonaccrual			Percent of Average Outstanding Balances
	Outstanding Balances	Balances	Percent of Outstanding Balances	Balances
	(Dollars in thousands)
Residential mortgages
New York	$3,536,476	$66,365	1.88%	$3,494	.10%
Pennsylvania	1,121,520	20,286	1.81	1,461	.13
Mid-Atlantic	2,059,114	35,210	1.71	2,679	.13
Other	1,566,363	56,632	3.62	1,222	.08

Total	$8,283,473	$178,493	2.15%	$8,856	.11%

Residential construction loans
New York	$6,785	$134	1.97%	$(10)	(.14)%
Pennsylvania	3,628	676	18.64	236	10.31
Mid-Atlantic	10,512	34	.33	—	—
Other	13,615	938	6.89	(45)	(.28)

Total	$34,540	$1,782	5.16%	$181	.54%

Alt-A first mortgages
New York	$56,922	$17,502	30.75%	$871	1.45%
Pennsylvania	10,596	2,908	27.44	30	.27
Mid-Atlantic	67,686	11,296	16.69	1,045	1.47
Other	204,084	45,998	22.54	1,789	.82

Total	$339,288	$77,704	22.90%	$3,735	1.04%

Alt-A junior lien
New York	$1,098	$45	4.10%	$273	22.37%
Pennsylvania	356	35	9.55	24	5.95
Mid-Atlantic	3,009	114	3.79	246	7.54
Other	6,830	559	8.18	826	10.96

Total	$11,293	$753	6.67%	$1,369	11.03%

First lien home equity loans
New York	$18,280	$2,212	12.10%	$131	.61%
Pennsylvania	59,022	3,768	6.38	301	.43
Mid-Atlantic	77,572	1,162	1.50	284	.32
Other.	2,934	453	15.42	110	3.80

Total	$157,808	$7,595	4.81%	$826	.45%

First lien home equity lines
New York	$1,372,566	$15,129	1.10%	$1,646	.12%
Pennsylvania	843,980	6,380	.76	874	.10
Mid-Atlantic	869,926	3,193	.37	645	.07
Other	38,947	1,486	3.81	150	.44

Total	$3,125,419	$26,188	.84%	$3,315	.11%

Junior lien home equity loans
New York	$14,878	$4,440	29.85%	$512	2.92%
Pennsylvania	18,790	963	5.13	(57)	(.26)
Mid-Atlantic	63,786	1,194	1.87	378	.52
Other	8,029	697	8.68	944	10.79

Total	$105,483	$7,294	6.92%	$1,777	1.48%

Junior lien home equity lines
New York	$956,282	$31,185	3.26%	$6,527	.68%
Pennsylvania	394,075	4,785	1.21	1,521	.39
Mid-Atlantic	1,202,227	9,762	.81	2,660	.22
Other	69,297	1,729	2.50	720	1.04

Total	$2,621,881	$47,461	1.81%	$11,428	.44%

Information about past due and nonaccrual loans as of December 31, 2014 is also included in note 4 of Notes to Financial Statements.

Real estate and other foreclosed assets totaled $64 million at December 31, 2014, compared with $67 million at December 31, 2013 and $104 million at December 31, 2012. The decline in real estate and other foreclosed assets during 2013 reflects sales of such assets. Gains or losses resulting from sales of real estate and other foreclosed assets were not material in 2014, 2013 or 2012. At December 31, 2014, the Company’s holding of residential real estate-related properties comprised approximately 79% of foreclosed assets.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of December 31, 2014 in light of: (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations; and (v) the amount of loan growth experienced by the Company. While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the troubled state of financial and credit markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; low levels of workforce participation; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 60% of the Company’s loans are to customers in New York State and Pennsylvania).

The Company utilizes a loan grading system which is applied to all commercial and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Criticized commercial loans and commercial real estate loans were $1.8 billion at each of December 31, 2014 and 2013. Loan officers with the support of loan review personnel in different geographic locations are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective geographic regions. On a quarterly basis, the Company’s centralized loan review department reviews all criticized commercial and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. At December 31, 2014, approximately 55% of the Company’s home equity portfolio consisted of first lien loans and lines of credit. Of the remaining junior lien loans in the portfolio, approximately 73% (or approximately 32% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company. To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. At December 31, 2014, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $24 million, compared with $30 million at December 31, 2013. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. Additionally, the Company generally evaluates home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. In determining the amount of such charge-offs, if the Company does not know the amount of the remaining first lien mortgage loan (typically because the Company does not own or service the first lien loan), the Company assumes that the first lien mortgage loan has had no principal amortization since the origination of the junior lien loan. Similarly, data used in estimating incurred losses for purposes of determining the allowance for credit losses also assumes no reductions in outstanding principal of first lien loans since the origination of the junior lien loan. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At December 31, 2014, approximately 92% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 17% were making contractually allowed payments that do not include any repayment of principal.

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

The inherent base level loss components of the Company’s allowance for credit losses are generally determined by applying loss factors to specific loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. The Company utilizes a loan grading system which is applied to all commercial loans and commercial real estate loans. As previously described, loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also extensively monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards. Loan balances utilized in the inherent base level loss component computations exclude loans and leases for which specific allocations are maintained. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, financial condition, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. In determining the allowance for credit losses, management also gives consideration to such factors as customer, industry and geographic concentrations, as well as national and local economic conditions, including: (i) the comparatively poorer economic conditions and unfavorable business climate in many market regions served by the Company, including upstate New York and central Pennsylvania, that result in such regions generally experiencing significantly poorer economic growth and vitality as compared with much of the rest of the country; (ii) portfolio concentrations regarding loan type, collateral type and geographic location, in particular the large concentrations of commercial real estate loans secured by properties in the New York City metropolitan area and other areas of New York State; and (iii) risk associated with the Company’s portfolio of consumer loans, in particular automobile loans and leases, which generally have higher rates of loss than other types of collateralized loans.

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

In evaluating collateral, the Company relies on internally and externally prepared valuations. Residential real estate valuations are usually based on sales of comparable properties in the respective location. Commercial real estate valuations also refer to sales of comparable properties but oftentimes are based on calculations that utilize many assumptions and, as a result, can be highly subjective. Specifically, commercial real estate values can be significantly affected over relatively short periods of time by changes in business climate, economic conditions and interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Additionally, management is aware that there is oftentimes a delay in the recognition of credit quality changes in loans and, as a result, in changes to assigned loan grades due to time delays in the manifestation and reporting of underlying events that impact credit quality. Accordingly, loss estimates derived from the inherent base level loss component computation are adjusted for current national and local economic conditions and trends. The Federal Reserve stated in January 2015 that economic activity is expanding at a “solid pace” with strong job gains and a lower unemployment rate. Economic indicators in the most significant market regions served by the Company continued to improve in 2014. For example, during 2014, private sector employment in most market areas served by the Company rose by 1.1%, but trailed the 2.2% U.S. average. Private sector employment in 2014 increased 0.6% in upstate New York, 0.7% in areas of Pennsylvania served by the Company, 0.8% in Maryland, 0.6% in Greater Washington D.C. and 2.7% in the State of Delaware. In New York City, private sector employment increased by 2.6% in 2014, however, unemployment rates there remain elevated and are expected to continue at above historical levels during 2015. The Federal Reserve continues to monitor inflation developments closely, and has hinted at wariness regarding slow global growth, a strong U.S. dollar and international market turbulence.

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

A comparative allocation of the allowance for credit losses for each of the past five year-ends is presented in table 15. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodology described herein. Variations in the allocation of the allowance by loan category as a percentage of those loans reflect changes in management’s estimate of specific loss components and inherent base level loss components, including the impact of delinquencies and nonaccrual loans. As described in note 5 of Notes to Financial Statements, loans considered impaired were $762 million and $889 million at December 31, 2014 and December 31, 2013, respectively. The allocated portion of the allowance for credit losses related to impaired loans totaled $83 million at December 31, 2014 and $93 million at December 31, 2013. The unallocated portion of the allowance for credit losses was equal to .11% and .12% of gross loans outstanding at December 31, 2014 and 2013, respectively. Considering the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management deliberately remained cautious and conservative in establishing the overall allowance for credit losses. Given the Company’s high concentration of real estate loans and considering the other factors already discussed herein, management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Furthermore, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category. Additional information about the allowance for credit losses is included in note 5 of Notes to Financial Statements.

Table 15

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

December 31	2014	2013	2012	2011	2010
	(Dollars in thousands)
Commercial, financial, leasing, etc.	$288,038	$273,383	$246,759	$234,022	$212,579
Real estate	369,837	403,634	425,908	459,552	486,913
Consumer	186,033	164,644	179,418	143,121	133,067
Unallocated	75,654	75,015	73,775	71,595	70,382

Total	$919,562	$916,676	$925,860	$908,290	$902,941

As a Percentage of Gross Loans and Leases Outstanding
Commercial, financial, leasing, etc.	1.47%	1.45%	1.37%	1.47%	1.56%
Real estate	1.02	1.15	1.14	1.42	1.79
Consumer	1.70	1.60	1.55	1.19	1.16

Management believes that the allowance for credit losses at December 31, 2014 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $920 million or 1.38% of total loans and leases at December 31, 2014, compared with $917 million or 1.43% at December 31, 2013 and $926 million or 1.39% at December 31, 2012. The ratio of the allowance to total loans and leases at each respective year-end reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value based on estimated future cash flows expected to be received on those loans. Those cash flows reflect the impact of expected defaults on customer repayment performance. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value. The decline in the ratio of the allowance to total loans and leases from December 31, 2013 to the 2014 year-end reflects the impact of improvement in the levels of criticized and nonaccrual loans, net charge-offs and overall repayment performance by customers. During 2013, the allowance for credit losses was reduced by $11 million as a result of the $1.4 billion automobile loan securitization previously noted. The increase in the ratio of the allowance to total loans and leases from the 2012 year-end to December 31, 2013 was largely due to the automobile loan securitization and the securitization of $1.3 billion of FHA guaranteed residential real estate loans. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolios also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance to nonaccrual loans at the end of 2014, 2013 and 2012 was 115%, 105% and 91%, respectively. Given the Company’s position as a secured lender and its practice of charging-off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

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

The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2014. Outstanding loans to foreign borrowers were $213 million at December 31, 2014, or .3% of total loans and leases.

Other Income

Other income totaled $1.78 billion and $1.87 billion in 2014 and 2013, respectively. Reflected in such income in 2013 were net gains on investment securities (including other-than-temporary impairment losses) of $47 million. There were no gains or losses on investment securities in 2014. Also reflected in noninterest income in 2013 were gains from securitization activities of $63 million. Excluding the specific items mentioned above, noninterest income in 2014 was up $24 million from $1.76 billion in 2013. Higher residential mortgage banking revenues and trust income in 2014 were partially offset by lower service charges on deposit accounts and trading account and foreign exchange gains.

Other income in 2013 was 12% higher than the $1.67 billion earned in 2012. As noted above, reflected in other income in 2013 were net gains on bank investment securities of $47 million, compared with net losses of $48 million in 2012. Excluding the impact of securities gains and losses from both years and the $63 million of gains from securitization activities in 2013, other income in 2013 was up $40 million from $1.72 billion in 2012. Higher levels of trust, brokerage services and credit card interchange income in 2013 were partially offset by lower mortgage banking revenues.

Mortgage banking revenues totaled $363 million in 2014, $331 million in 2013 and $349 million in 2012. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $287 million in 2014, $251 million in 2013 and $264 million in 2012. The increase in residential mortgage banking revenues from 2013 to 2014 reflected a significant increase in revenues from servicing residential real estate loans for others, partially offset by lower gains from origination activities due to decreased volumes of loans originated for sale. The decline in revenue from 2012 to 2013 was due to narrower margins on loans originated for sale.

New commitments to originate residential real estate loans to be sold totaled approximately $3.2 billion in 2014, compared with $5.6 billion in 2013 and $5.1 billion in 2012. Included in those commitments to originate residential real estate loans to be sold were commitments of approximately $337 million in 2014, $1.1 billion in 2013 and $1.8 billion in 2012 related to the U.S. government’s Home Affordable Refinance Program (“HARP 2.0”), which began in December 2011 and allows homeowners to refinance their Fannie Mae or Freddie Mac mortgages when the value of their home has fallen such that they have little or no equity. The HARP 2.0 program was set to expire December 31, 2013, but was extended and will now be available to borrowers through December 31, 2015. Nevertheless, volumes associated with that program have declined since mid-2013. Realized gains from sales of residential real estate loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase real estate loans originated for sale) and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $75 million in 2014, compared with gains of $123 million in 2013 and $157 million in 2012.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues during 2014, 2013 and 2012 were reduced by approximately $4 million, $17 million and $28 million, respectively, related to the actual or anticipated settlement of repurchase obligations.

Loans held for sale that are secured by residential real estate totaled $435 million and $401 million at December 31, 2014 and 2013, respectively. Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates were $717 million and $432 million, respectively, at December 31, 2014, $725 million and $470 million, respectively, at December 31, 2013 and $2.3 billion and $1.6 billion, respectively, at December 31, 2012. Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans and commitments to originate loans for sale were $19 million and $20 million at December 31, 2014 and 2013, respectively, and $83 million at December 31, 2012. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in net decreases in revenue of $1 million and $63 million in 2014 and 2013, respectively, and a net increase in revenue of $77 million in 2012.

Revenues from servicing residential real estate loans for others rose to $212 million in 2014, up from $128 million in 2013 and $107 million in 2012. Residential real estate loans serviced for others totaled $67.2 billion at December 31, 2014, $72.4 billion a year earlier and $35.9 billion at December 31, 2012 and included certain small-balance commercial real estate loans. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $42.1 billion, $46.6 billion and $12.5 billion at December 31, 2014, 2013 and 2012, respectively. Revenues earned for sub-servicing loans were $116 million in 2014, $35 million in 2013 and $12 million in 2012. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of Bayview Lending Group LLC (“BLG”). During the third quarter of 2013, the Company added approximately $38 billion of residential real estate loans to its portfolio of loans sub-serviced for affiliates of BLG. Capitalized residential mortgage servicing assets, net of any applicable valuation allowance for possible impairment, totaled $111 million at December 31, 2014, compared with $129 million and $108 million at December 31, 2013 and 2012, respectively. Included in capitalized residential mortgage servicing assets noted above were purchased servicing rights associated with the small-balance commercial real estate loans. Additional information about the Company’s capitalized residential mortgage servicing assets, including information about the calculation of estimated fair value, is presented in note 7 of Notes to Financial Statements.

Commercial mortgage banking revenues were $76 million in 2014, $80 million in 2013 and $85 million in 2012. Included in such amounts were revenues from loan origination and sales activities of $41 million in 2014, $48 million in 2013 and $59 million in 2012. Commercial real estate loans originated for sale to other investors totaled approximately $1.5 billion in 2014, compared with $1.9 billion in 2013 and $2.5 billion in 2012. Loan servicing revenues totaled $35 million in 2014, $32 million in 2013 and $26 million in 2012. Capitalized commercial mortgage servicing assets aggregated $73 million at December 31, 2014, $72 million at December 31, 2013 and $60 million at December 31, 2012. Commercial real estate loans serviced for other investors totaled $11.3 billion at December 31, 2014, $11.4 billion at December 31, 2013 and $10.6 billion at December 31, 2012, and included $2.4 billion, $2.3 billion and $2.0 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $520 million and $212 million, respectively, at December 31, 2014, $130 million and $62 million, respectively, at December 31, 2013 and $340 million and $140 million, respectively, at December 31, 2012. Commercial real estate loans held for sale totaled $308 million, $68 million and $200 million at December 31, 2014, 2013 and 2012, respectively.

Service charges on deposit accounts were $428 million in 2014, compared with $447 million in each of 2013 and 2012. The decline from 2013 to 2014 resulted from lower consumer service charges, largely overdraft fees and ATM interchange fees.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Trust income increased to $508 million in 2014 from $496 million in 2013 and $472 million in 2012. Revenues attributable to the ICS business were approximately $244 million in 2014 and $234 million in 2013. Revenues attributable to WAS were approximately $224 million and $214 million in 2014 and 2013, respectively. Prior to 2013, certain other trust operations of the Company were not combined with the respective ICS and WAS activities. Revenues associated with the ICS and WAS businesses in 2012 were $193 million and $153 million, respectively. Total trust assets, which include assets under management and assets under administration, aggregated $287.9 billion at December 31, 2014, compared with $266.1 billion at December 31, 2013. Trust assets under management were $68.2 billion and $65.1 billion at December 31, 2014 and 2013, respectively. The Company’s proprietary mutual funds had assets of $13.3 billion and $12.7 billion at December 31, 2014 and 2013, respectively. The Company has agreed to sell in 2015 the trade processing business of a subsidiary of Wilmington Trust, N.A. Revenues related to that business reflected in trust income (in the ICS business) during 2014, 2013 and 2012 were approximately $40 million, $45 million and $52 million, respectively. After considering related expenses, including the portion of those revenues paid to sub-advisors, net income attributable to the business being sold during those years was not material to the consolidated results of operations of the Company. The Company expects to realize a gain from the sale.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $67 million in 2014, $66 million in 2013 and $59 million in 2012. The increase over the past two years reflects higher sales of annuity products. Trading account and foreign exchange activity resulted in gains of $30 million in 2014, $41 million in 2013 and $36 million in 2012. The variation in such gains from 2012 through 2014 largely reflects changes in the interest rate swap transactions executed on behalf of commercial customers. The decline in those gains in 2014 was also due to decreased market values of trading account assets held in connection with deferred compensation arrangements. The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 18 of Notes to Financial Statements and herein under the heading “Liquidity, Market Risk, and Interest Rate Sensitivity.”

Including other-than-temporary impairment losses, the Company recognized net gains on investment securities of $47 million during 2013, compared with net losses of $48 million in 2012. There were no gains or losses on investment securities in 2014. During 2013, the Company sold its holdings of Visa Class B shares for a gain of approximately $90 million and its holdings of MasterCard Class B shares for a gain of $13 million. The shares of Visa and MasterCard were sold as a result of favorable market conditions and to enhance the Company’s capital and liquidity. In addition, the Company sold substantially all of its privately issued mortgage-backed securities held in the available-for-sale investment securities portfolio. In total, $1.0 billion of such securities were sold for a net loss of approximately $46 million. The mortgage-backed securities were sold to reduce the Company’s exposure to such relatively higher risk securities in favor of lower risk Ginnie Mae securities in response to changing regulatory capital and liquidity standards. Realized gains and losses from sales of investment securities were not significant in 2012. Other-than-temporary impairment losses of $10 million and $48 million were recorded in 2013 and 2012, respectively. Those losses related to a subset of the privately issued mortgage-backed securities that were sold in 2013. There were no other-than-temporary impairment losses in 2014. Each reporting period the Company reviews its investment securities for other-than-temporary impairment. For equity securities, the Company considers various factors to determine if the decline in value is other than temporary, including the duration and extent of the decline in value, the factors contributing to the decline in fair value, including the financial condition of the issuer as well as the conditions of the industry in which it operates, and the prospects for a recovery in fair value of the equity security. For debt securities, the Company analyzes the creditworthiness of the issuer or reviews the credit performance of the underlying collateral supporting the bond. For debt securities backed by pools of loans, such as privately issued mortgage-backed securities, the Company estimates the cash flows of the underlying loan collateral using forward-looking assumptions for default rates, loss severities and prepayment speeds. Estimated collateral cash flows are then utilized to estimate bond-specific cash flows to determine the ultimate collectibility of the bond. If the present value of the cash flows indicates that the Company should not expect to recover the entire amortized cost basis of a bond or if the Company intends to sell the bond or it more likely than not will be required to sell the bond before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized. If an other-than-temporary impairment loss is deemed to have occurred, the investment security’s cost basis is adjusted, as appropriate for the circumstances. Additional information about other-than-temporary impairment losses is included herein under the heading “Capital.”

M&T’s share of the operating losses of BLG was $17 million in 2014, compared with $16 million and $22 million in 2013 and 2012, respectively. The operating losses of BLG in the respective years reflect provisions for losses associated with securitized loans and other loans held by BLG and loan servicing and other administrative costs. Under GAAP, such losses are required to be recognized by BLG despite the fact that many of the securitized loan losses will ultimately be borne by the underlying third party bond holders. As these loan losses are realized through later foreclosure and still later sale of real estate collateral, the underlying bonds will be charged-down leading to BLG’s future recognition of debt extinguishment gains. The timing of such debt extinguishment is difficult to predict and given ongoing loan loss provisioning, it is not possible to project when BLG will return to profitability. As a result of credit and liquidity disruptions, BLG ceased its originations of small-balance commercial real estate loans in 2008. However, as a result of past securitization activities, BLG is entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings from its core mortgage activities. To this point, BLG’s affiliates have largely reinvested their earnings to generate additional servicing and asset management activities, further contributing to the value of those affiliates. Information about the Company’s relationship with BLG and its affiliates is included in note 24 of Notes to Financial Statements.

Other revenues from operations totaled $400 million in 2014, compared with $454 million in 2013 and $374 million in 2012. Reflected in such revenues in 2013 were gains from securitization transactions of $63 million. During 2013, the Company securitized approximately $1.3 billion of one-to-four family residential real estate loans held in the Company’s loan portfolio in guaranteed mortgage securitizations with Ginnie Mae and recognized gains of $42 million. In addition, during the third quarter of 2013 the Company securitized and sold approximately $1.4 billion of automobile loans held in its loan portfolio, resulting in a gain of $21 million. The Company securitized those loans to improve its regulatory capital ratios and strengthen its liquidity and risk profile as a result of changing regulatory requirements. Loan servicing fees associated with the mortgage loan securitizations are included in mortgage banking revenues, but servicing fees associated with the automobile loan securitization are included in other revenues from operations. Reflecting a full year of activity in 2014, those latter fees increased $7 million from 2013.

Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees were $129 million, $132 million and $127 million in 2014, 2013 and 2012, respectively. Tax-exempt income earned from bank owned life insurance totaled $50 million in 2014, compared with $56 million in 2013 and $51 million in 2012. Such income includes increases in cash surrender value of life insurance policies and benefits received. Revenues from merchant discount and credit card fees were $96 million in 2014, $84 million in 2013 and $77 million in 2012. The continued trend of higher revenues in 2014 and 2013 was largely attributable to increased transaction volumes related to merchant activity and usage of the Company’s credit card products. Insurance-related sales commissions and other revenues totaled $42 million in each of 2014 and 2013, compared with $44 million in 2012. Automated teller machine usage fees aggregated $15 million, $17 million and $19 million in 2014, 2013 and 2012, respectively.

Other Expense

Other expense totaled $2.74 billion in 2014, compared with $2.64 billion in 2013 and $2.51 billion in 2012. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $34 million, $47 million and $61 million in 2014, 2013 and 2012, respectively, and merger-related expenses of $12 million in 2013 and $10 million in 2012. Exclusive of those nonoperating expenses, noninterest operating expenses aggregated $2.71 billion in 2014, $2.58 billion in 2013 and $2.44 billion in 2012. The increase in such expenses in 2014 as compared with 2013 was largely attributable to higher costs for professional services and salaries associated with BSA/AML activities, compliance, capital planning and stress-testing, and risk management initiatives, partially offset by lower FDIC assessments. The rise in noninterest operating expenses in 2013 as compared with 2012 was also largely attributable to higher costs for professional services and salaries, partially offset by lower FDIC assessments and the reversal in 2013 of a $26 million accrual for a contingent compensation obligation assumed in the May 2011 acquisition of Wilmington Trust that expired. In addition, the Company reached a legal settlement of a lawsuit related to issues that were alleged to occur at Wilmington Trust prior to its acquisition by M&T that led to a $40 million litigation-related accrual as of December 31, 2013.

Salaries and employee benefits expense in 2014 aggregated $1.40 billion, compared with $1.36 billion and $1.31 billion in 2013 and 2012, respectively. The increase in such expenses in 2014 as compared with 2013 was primarily due to costs involving the Company’s initiatives related to BSA/AML activities, compliance, capital planning and stress testing, and risk management. The rise in salaries and employee benefits expense in 2013 from 2012 was predominantly due to higher salaries expenses that reflected an increase in the Company’s loan servicing capacity to accommodate sub-servicing arrangements entered into during 2013 and costs related to the operational initiatives noted above. The higher expenses in 2014 and 2013 were partially offset by lower pension-related costs. Stock-based compensation totaled $65 million in 2014, $55 million in 2013 and $57 million in 2012. The number of full-time equivalent employees was 15,312 at December 31, 2014, compared with 15,368 and 14,404 at December 31, 2013 and 2012, respectively.

The Company provides pension and other postretirement benefits (including a retirement savings plan) for its employees. Expenses related to such benefits totaled $63 million in 2014, $87 million in 2013 and $105 million in 2012. The Company sponsors both defined benefit and defined contribution pension plans. Pension benefit expense for those plans was $28 million in 2014, $53 million in 2013 and $69 million in 2012. Included in those amounts are $22 million in 2014, $21 million in 2013 and $17 million in 2012 for a defined contribution pension plan that the Company began on January 1, 2006. The decline in pension and other postretirement benefits expense in 2014 as compared with 2013 was largely reflective of a $27 million decrease in amortization of actuarial losses accumulated in the defined benefit pension plans. The decline in pension and other postretirement benefits expense in 2013 as compared with 2012 reflects the impact on the qualified defined benefit pension plan of favorable investment returns and higher balances of invested assets. The Company made a $200 million contribution to that plan in the third quarter of 2012. No contributions were required or made to the qualified defined benefit pension plan in 2014 or 2013. The determination of pension expense and the recognition of net pension assets and liabilities for defined benefit pension plans requires management to make various assumptions that can significantly impact the actuarial calculations related thereto. Those assumptions include the expected long-term rate of return on plan assets, the rate of increase in future compensation levels and the discount rate. Changes in any of those assumptions will impact the Company’s pension expense. The expected long-term rate of return assumption is determined by taking into consideration asset allocations, historical returns on the types of assets held and current economic factors. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. The discount rate used by the Company to determine the present value of the Company’s future benefit obligations reflects specific market yields for a hypothetical portfolio of highly rated corporate bonds that would produce cash flows similar to the Company’s benefit plan obligations and the level of market interest rates in general as of the year-end. In addition, in 2014 the Society of Actuaries released new mortality tables that were used in the determination of the benefit obligation as of December 31, 2014. The impact of that revision was to increase the benefit obligations of the qualified and non-qualified defined benefit pension plans by approximately $122 million and $10 million, respectively. Other factors used to estimate the projected benefit obligations include actuarial assumptions for turnover rate, retirement age and disability rate. Those other factors do not tend to change significantly over time. The Company reviews its pension plan assumptions annually to ensure that such assumptions are reasonable and adjusts those assumptions, as necessary, to reflect changes in future expectations. The Company utilizes actuaries and others to aid in that assessment.

The Company’s 2014 pension expense for its defined benefit plans was determined using the following assumptions: a long-term rate of return on assets of 6.50%; a rate of future compensation increase of 4.42%; and a discount rate of 4.75%. To demonstrate the sensitivity of pension expense to changes in the Company’s pension plan assumptions, 25 basis point increases in: the rate of return on plan assets would have resulted in a decrease in pension expense of $4 million; the rate of increase in compensation would have resulted in an increase in pension expense of $300,000; and the discount rate would have resulted in a decrease in pension expense of $6 million. Decreases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentence. The accounting guidance for defined benefit pension plans reflects the long-term nature of benefit obligations and the investment horizon of plan assets, and has the effect of reducing expense volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments, in addition to various gains and losses resulting from changes in assumptions and investment returns which are different from that which was assumed. As of December 31, 2014, the Company had cumulative unrecognized actuarial losses of approximately $512 million that could result in an increase in the Company’s future pension expense depending on several factors, including whether such losses at each measurement date exceed ten percent of the greater of the projected benefit obligation or the market-related value of plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of those net unrealized losses had the effect of increasing the Company’s pension expense by approximately $14 million in 2014, $41 million in 2013 and $37 million in 2012. The increase in the cumulative unrecognized actuarial losses from $191 million at December 31, 2013 is predominantly attributable to a 75 basis point reduction in the discount rate and the revised mortality tables used to determine the benefit obligation as of December 31, 2014.

GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit cost, are to be recognized as a component of other comprehensive income. As of December 31, 2014, the combined benefit obligations of the Company’s defined benefit postretirement plans exceeded the fair value of the assets of such plans by approximately $375 million. Of that amount, $203 million was related to the non-qualified pension and other postretirement benefit plans that are generally not funded until benefits are paid. In the Company’s qualified defined benefit pension plan, the projected benefit obligation exceeded the fair value of assets by approximately $172 million as of December 31, 2014. At the prior year-end, the fair value of that plan’s assets exceeded the projected benefit obligation by approximately $140 million. Relative to that plan, the main factors contributing to the change in the funded status were the decrease in the discount rate used to measure the projected benefit obligations to 4.00% at December 31, 2014 from 4.75% at December 31, 2013 and the use of the newly updated actuarial mortality tables issued by the Society of Actuaries reflecting longer life expectancy of the plan’s participants. The Company was required to have a net pension and postretirement benefit liability for the pension and other postretirement benefit plans that was equal to $375 million at December 31, 2014. Accordingly, as of December 31, 2014 the Company recorded an additional postretirement benefit adjustment of $503 million. After applicable tax effect, that adjustment reduced accumulated other comprehensive income (and thereby shareholders’ equity) by $306 million. The result of this was a year-over-year increase of $341 million to the additional minimum postretirement benefit liability from the $162 million recorded at December 31, 2013. After applicable tax effect, the $341 million increase in the additional required liability adjustment decreased other comprehensive income in 2014 by $207 million from the prior year-end amount of $98 million. As previously noted, the decrease in the discount rate and the use of the newly updated mortality tables reflecting longer life expectancy of the plan’s participants were the predominant factors leading to the change in the minimum liability from December 31, 2013. In determining the benefit obligation for defined benefit postretirement plans the Company used a discount rate of 4.00% at December 31, 2014 and 4.75% at December 31, 2013. A 25 basis point decrease in the assumed discount rate as of December 31, 2014 to 3.75% would have resulted in increases in the combined benefit obligations of all defined benefit postretirement plans (including pension and other plans) of $73 million. Under that scenario, the minimum postretirement liability adjustment at December 31, 2014 would have been $576 million, rather than the $503 million that was actually recorded, and the corresponding after tax-effect charge to accumulated other comprehensive income at December 31, 2014 would have been $350 million, rather than the $306 million that was actually recorded. A 25 basis point increase in the assumed discount rate to 4.25% would have decreased the combined benefit obligations of all defined benefit postretirement plans by $69 million. Under this latter scenario, the aggregate minimum liability adjustment at December 31, 2014 would have been $434 million rather than the $503 million actually recorded and the corresponding after tax-effect charge to accumulated other comprehensive income would have been $264 million rather than $306 million. Information about the Company’s pension plans, including significant assumptions utilized in completing actuarial calculations for the plans, is included in note 12 of Notes to Financial Statements.

The Company also provides a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. RSP expense totaled $32 million in each of 2014 and 2013, and $31 million in 2012.

Expenses associated with the defined benefit and defined contribution pension plans and the RSP totaled $60 million in 2014, $85 million in 2013 and $100 million in 2012. Expenses associated with providing medical and other postretirement benefits were $2 million in each of 2014 and 2013, and $5 million in 2012.

Excluding the nonoperating expense items already noted, nonpersonnel operating expenses totaled $1.30 billion in 2014, compared with $1.22 billion in 2013. The higher level of such expenses was predominantly the result of increased costs for professional services, reflecting the Company’s investments in BSA/AML activities, compliance, capital planning and stress testing, risk management, and other operational initiatives. Those higher expenses were partially offset by lower FDIC assessments. Nonpersonnel operating expenses were $1.13 billion in 2012. Higher expenses in 2013 were largely associated with the initiatives noted above and the previously noted $40 million increase in the litigation-related accrual, partially offset by lower FDIC assessments and the reversal of the contingent compensation accrual related to Wilmington Trust.

Income Taxes

The provision for income taxes was $523 million in each of 2014 and 2012 and $579 million in 2013. The effective tax rates were 32.9% in 2014 and 33.7% in each of 2013 and 2012. During the second quarter of 2014, the Company resolved with tax authorities previously uncertain tax positions associated with pre-acquisition activities of M&T’s Wilmington Trust entities, resulting in a reduction of the provision for income taxes of $8 million. Excluding that reduction of income tax expense, the effective tax rate for 2014 would have been 33.4%. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.

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

International Activities

The Company’s net investment in international assets totaled $232 million at December 31, 2014 and $226 million at December 31, 2013. Such assets included $213 million and $192 million, respectively, of loans to foreign borrowers. Deposits in the Company’s office in the Cayman Islands totaled $177 million at December 31, 2014 and $323 million at December 31, 2013. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable. Loans and deposits at M&T Bank’s commercial branch in Ontario, Canada as of December 31, 2014 were $93 million and $41 million, respectively, compared with $94 million and $25 million, respectively, at December 31, 2013. The Company also offers trust-related services in Europe and the Cayman Islands. Revenues from providing such services during 2014, 2013 and 2012 were approximately $31 million, $26 million and $24 million, respectively.

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

The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of acquisitions and expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits financed 83% of the Company’s earning assets at December 31, 2014, compared with 88% and 86% at December 31, 2013 and 2012, respectively.

The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered deposits, Cayman Islands office deposits and longer-term borrowings. At December 31, 2014, M&T Bank had short-term and long-term credit facilities with the FHLBs aggregating $8.1 billion. Outstanding borrowings under FHLB credit facilities totaled $1.2 billion and $29 million at December 31, 2014 and 2013, respectively. Such borrowings were secured by loans and investment securities. During the second quarter of 2014, M&T Bank borrowed approximately $1.1 billion from the FHLB of New York. Those borrowings were split between three-year and five-year terms at fixed rates of interest. M&T Bank and Wilmington Trust, N.A. had available lines of credit with the Federal Reserve Bank of New York that aggregated approximately $13.1 billion at December 31, 2014. The amounts of those lines are dependent upon the balances of loans and securities pledged as collateral. There were no borrowings outstanding under such lines of credit at December 31, 2014 or December 31, 2013. During the first quarter of 2013, M&T Bank instituted a Bank Note Program whereby M&T Bank may issue unsecured senior and subordinated notes. Notes issued under that program aggregated $4.0 billion and $800 million at December 31, 2014 and 2013, respectively. In addition, in February 2015 M&T Bank issued an additional $1.5 billion of fixed rate senior notes, of which $750 million mature in 2020 and $750 million mature in 2025.

From time to time, the Company has issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. Such notes generally qualify under the Federal Reserve Board’s current risk-based capital guidelines for inclusion in the Company’s capital. However, pursuant to the Dodd-Frank Act, the Company’s junior subordinated debentures associated with trust preferred securities will be phased-out of the definition of Tier 1 capital. Effective January 1, 2015, 75% of such securities are excluded from the Company’s Tier 1 capital, and beginning January 1, 2016, 100% will be excluded. The amounts excluded from Tier 1 capital are includable in total capital. Information about the Company’s borrowings is included in note 9 of Notes to Financial Statements. In February 2014, the Company redeemed $350 million of 8.50% junior subordinated debentures associated with trust preferred securities and issued $350 million of preferred stock that qualifies as regulatory capital.

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings were $135 million and $169 million at December 31, 2014 and 2013, respectively. In general, those borrowings were unsecured and matured on the next business day. In addition to satisfying customer demand, Cayman Islands office deposits may be used by the Company as an alternative to short-term borrowings. Cayman Islands office deposits totaled $177 million and $323 million at December 31, 2014 and 2013, respectively. The Company has brokered NOW and brokered money-market deposit accounts which totaled $1.1 billion and $1.0 billion at December 31, 2014 and 2013, respectively. Brokered time deposits were not a significant source of funding as of those dates.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. There were no VRDBs in the Company’s trading account at December 31, 2014, while the value of VRDBs in the Company’s trading account at December 31, 2013 totaled $25 million. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $2.0 billion and $1.7 billion at December 31, 2014 and 2013, respectively. M&T Bank also serves as remarketing agent for most of those bonds.

Table 17

MATURITY DISTRIBUTION OF SELECTED LOANS(a)

December 31, 2014	Demand	2015	2016-2019	After 2019
	(In thousands)
Commercial, financial, etc.	$6,811,488	$2,876,207	$7,528,436	$890,316
Real estate — construction	337,772	2,132,485	2,180,564	311,342

Total	$7,149,260	$5,008,692	$9,709,000	$1,201,658

Floating or adjustable interest rates			$8,166,968	$853,349
Fixed or predetermined interest rates			1,542,032	348,309

Total			$9,709,000	$1,201,658

(a)	The data do not include nonaccrual loans.

The Company enters into contractual obligations in the normal course of business which require future cash payments. The contractual amounts and timing of those payments as of December 31, 2014 are summarized in table 18. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 21 of Notes to Financial Statements. Table 18 summarizes the Company’s other commitments as of December 31, 2014 and the timing of the expiration of such commitments.

Table 18

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

December 31, 2014	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(In thousands)
Payments due for contractual obligations
Time deposits	$2,111,652	$590,235	$355,277	$6,809	$3,063,973
Deposits at Cayman Islands office	176,582	—	—	—	176,582
Federal funds purchased and agreements to repurchase securities	192,676	—	—	—	192,676
Long-term borrowings	6,444	4,513,326	2,695,358	1,791,831	9,006,959
Operating leases	87,063	153,423	101,103	113,390	454,979
Other	47,050	38,737	14,336	49,637	149,760

Total	$2,621,467	$5,295,721	$3,166,074	$1,961,667	$13,044,929

Other commitments
Commitments to extend credit	$9,428,384	$5,767,919	$4,574,826	$3,507,950	$23,279,079
Standby letters of credit	1,811,047	1,162,503	594,375	138,963	3,706,888
Commercial letters of credit	12,812	152	34,001	—	46,965
Financial guarantees and indemnification contracts	113,729	249,776	502,491	1,624,054	2,490,050
Commitments to sell real estate loans	1,221,590	15,704	—	—	1,237,294

Total	$12,587,562	$7,196,054	$5,705,693	$5,270,967	$30,760,276

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at December 31, 2014 approximately $1.5 billion was available for payment of dividends to M&T from banking subsidiaries. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 9 of Notes to Financial Statements.

Table 19

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

December 31, 2014	One Year or Less	One to Five Years	Five to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Investment securities available for sale(a)
U.S. Treasury and federal agencies
Carrying value	$4,887	$157,060	$—	$—	$161,947
Yield	1.34%	1.20%	—	—	1.20%
Obligations of states and political subdivisions
Carrying value	366	2,932	2,392	2,508	8,198
Yield	7.03%	7.09%	2.49%	3.95%	4.78%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	414,495	1,764,450	2,466,132	4,086,046	8,731,123
Yield	2.75%	2.75%	2.75%	2.73%	2.74%
Privately issued
Carrying value	34	69	—	—	103
Yield	3.12%	4.44%	—	—	4.00%
Other debt securities
Carrying value	2,215	5,348	1,185	163,056	171,804
Yield	1.92%	3.52%	4.28%	7.12%	6.92%
Equity securities
Carrying value	—	—	—	—	83,757
Yield	—	—	—	—	.45%

Total investment securities available for sale
Carrying value	421,997	1,929,859	2,469,709	4,251,610	9,156,932
Yield	2.73%	2.63%	2.75%	2.90%	2.77%

Investment securities held to maturity
Obligations of states and political subdivisions
Carrying value	23,107	84,112	41,742	—	148,961
Yield	3.71%	5.15%	5.88%	—	5.13%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	99,700	437,594	626,878	1,985,148	3,149,320
Yield	2.79%	2.79%	2.80%	2.77%	2.78%
Privately issued
Carrying value	6,710	27,575	36,531	130,917	201,733
Yield	2.46%	2.48%	2.52%	2.72%	2.64%
Other debt securities
Carrying value	—	—	—	7,854	7,854
Yield	—	—	—	4.52%	4.52%

Total investment securities held to maturity
Carrying value	129,517	549,281	705,151	2,123,919	3,507,868
Yield	2.94%	3.14%	2.96%	2.77%	2.87%

Other investment securities	—	—	—	—	328,742

Total investment securities
Carrying value	$551,514	$2,479,140	$3,174,860	$6,375,529	$12,993,542
Yield	2.78%	2.74%	2.80%	2.86%	2.73%

(a)	Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.

(b)	Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

Table 20

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS

WITH BALANCES OF $100,000 OR MORE

December 31, 2014
(In thousands)
Under 3 months	$188,870
3 to 6 months	157,895
6 to 12 months	184,801
Over 12 months	346,844

Total	$878,410

Management closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business. Management does not anticipate engaging in any activities, either currently or in the long-term, for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks. Banking regulators have finalized rules requiring a banking company to maintain a minimum amount of liquid assets to withstand a standardized supervisory liquidation stress scenario. The effective date for those rules for the Company is January 1, 2016, subject to a two-year phase-in period. The Company has taken steps as noted herein to enhance its liquidity and will take further action, as necessary, to comply with the regulations when they take effect.

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2014, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.4 billion. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Net Interest Income/Lending and Funding Activities” and in note 18 of Notes to Financial Statements.

The Company’s Asset-Liability Committee, which includes members of senior management, monitors the sensitivity of the Company’s net interest income to changes in interest rates with the aid of a computer model that forecasts net interest income under different interest rate scenarios. In modeling changing interest rates, the Company considers different yield curve shapes that consider both parallel (that is, simultaneous changes in interest rates at each point on the yield curve) and non-parallel (that is, allowing interest rates at points on the yield curve to vary by different amounts) shifts in the yield curve. In utilizing the model, projections of net interest income calculated under the varying interest rate scenarios are compared to a base interest rate scenario that is reflective of current interest rates. The model considers the impact of ongoing lending and deposit-gathering activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

Table 21 displays as of December 31, 2014 and 2013 the estimated impact on net interest income from non-trading financial instruments in the base scenario resulting from parallel changes in interest rates across repricing categories during the first modeling year.

Table 21

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income December 31
Changes in Interest Rates	2014	2013
	(In thousands)
+ 200 basis points	$246,028	$245,089
+ 100 basis points	134,393	134,188
– 100 basis points	(74,634)	(72,755)
– 200 basis points	(109,261)	(100,543)

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

Table 22

CONTRACTUAL REPRICING DATA

December 31, 2014	Three Months or Less	Four to Twelve Months	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Loans and leases, net	$42,431,506	$4,090,188	$10,705,851	$9,441,411	$66,668,956
Investment securities	498,480	428,676	2,666,209	9,400,177	12,993,542
Other earning assets	6,615,008	700	—	—	6,615,708

Total earning assets	49,544,994	4,519,564	13,372,060	18,841,588	86,278,206

NOW accounts	2,307,815	—	—	—	2,307,815
Savings deposits	41,085,803	—	—	—	41,085,803
Time deposits	668,735	1,442,917	945,512	6,809	3,063,973
Deposits at Cayman Islands office	167,510	9,072	—	—	176,582

Total interest-bearing deposits	44,229,863	1,451,989	945,512	6,809	46,634,173

Short-term borrowings	192,676	—	—	—	192,676
Long-term borrowings	1,404,831	405,402	6,323,819	872,907	9,006,959

Total interest-bearing liabilities	45,827,370	1,857,391	7,269,331	879,716	55,833,808

Interest rate swap agreements	(1,400,000)	—	1,400,000	—	—

Periodic gap	$2,317,624	$2,662,173	$7,502,729	$17,961,872
Cumulative gap	2,317,624	4,979,797	12,482,526	30,444,398
Cumulative gap as a % of total earning assets	2.7%	5.8%	14.5%	35.3%

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

The Company engages in trading account activities to meet the financial needs of customers and to fund the Company’s obligations under certain deferred compensation plans. Financial instruments utilized in trading account activities consist predominantly of interest rate contracts, such as swap agreements, and forward and futures contracts related to foreign currencies. The Company generally mitigates the foreign currency and interest rate risk associated with trading account activities by entering into offsetting trading positions that are also included in the trading account. The fair values of the offsetting positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 18 of Notes to Financial Statements. The amounts of gross and net positions, as well as the type of trading account activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by management and approved by M&T’s Board of Directors. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading account activities.

The notional amounts of interest rate contracts entered into for trading account purposes totaled $17.6 billion at December 31, 2014 and $17.4 billion at December 31, 2013. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes were $1.3 billion and $1.4 billion at December 31, 2014 and 2013, respectively. Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $308 million and $203 million, respectively, at December 31, 2014 and

$376 million and $250 million, respectively, at December 31, 2013. Included in trading account assets at December 31, 2014 and 2013 were $27 million and $29 million, respectively, of assets related to deferred compensation plans. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at December 31, 2014 and 2013 were $30 million and $31 million, respectively, of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading account activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions related to the Company’s trading account activities. Additional information about the Company’s use of derivative financial instruments in its trading account activities is included in note 18 of Notes to Financial Statements.

Capital

Shareholders’ equity was $12.3 billion at December 31, 2014 and represented 12.76% of total assets, compared with $11.3 billion or 13.28% at December 31, 2013 and $10.2 billion or 12.29% at December 31, 2012.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.2 billion at December 31, 2014 and $882 million at December 31, 2013. On February 11, 2014, M&T issued 350,000 shares of Series E Perpetual Fixed-to-Floating Rate Non-cumulative Preferred Stock, par value $1.00 per share and liquidation preference of $1,000 per share. Dividends, if declared, will be paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter will be paid quarterly at a rate of the three-month London Interbank Offered Rate plus 361 basis points. The shares are redeemable in whole or in part on or after February 15, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 regulatory capital, M&T may redeem all of the shares within 90 days following that occurrence. Further information concerning M&T’s preferred stock can be found in note 10 of Notes to Financial Statements.

Common shareholders’ equity was $11.1 billion, or $83.88 per share, at December 31, 2014, compared with $10.4 billion, or $79.81 per share, at December 31, 2013 and $9.3 billion, or $72.73 per share, at December 31, 2012. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $57.06 at December 31, 2014, compared with $52.45 and $44.61 at December 31, 2013 and 2012, respectively. The Company’s ratio of tangible common equity to tangible assets was 8.11% at December 31, 2014, compared with 8.39% and 7.20% at December 31, 2013 and 2012, respectively. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of December 31, 2014, 2013 and 2012 are presented in table 2. During 2014, 2013 and 2012, the ratio of average total shareholders’ equity to average total assets was 13.13%, 12.82% and 12.13%, respectively. The ratio of average common shareholders’ equity to average total assets was 11.83%, 11.77% and 11.04% in 2014, 2013 and 2012, respectively.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized gains on investment securities, net of applicable tax effect, were $127 million or $.96 per common share at December 31, 2014, compared with $34 million or $.26 per common share at December 31, 2013 and $37 million or $.29 per common share at December 31, 2012. Information about unrealized gains and losses as of December 31, 2014 and 2013 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized gains at December 31, 2014 were pre-tax effect unrealized losses of $21 million on available-for-sale investment securities with an amortized cost of $191 million and pre-tax effect unrealized gains of $259 million on securities with an amortized cost of $8.7 billion. The pre-tax effect unrealized losses reflect $19 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $125 million and an estimated fair value of $106 million (generally considered Level 2 valuations). Further information concerning the Company’s valuations of available-for-sale investment securities is provided in note 20 of Notes to Financial Statements.

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

The Company assesses impairment losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. In total, at December 31, 2014 and 2013, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $202 million and $220 million, respectively, and a fair value of $158 million and $159 million, respectively. At December 31, 2014, 87% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 31% being independently rated as investment grade. The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008 and had a weighted-average credit enhancement of 17% at December 31, 2014, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. All mortgage-backed securities in the held-to-maturity portfolio had a current payment status as of December 31, 2014. The weighted-average default percentage and loss severity assumptions utilized in the Company’s internal modeling were 34% and 74%, respectively. The Company has concluded that as of December 31, 2014, its privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, it is possible that adverse changes in the future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

During the first quarter of 2013, the Company recognized $10 million (pre-tax) of other-than-temporary impairment losses related to privately issued mortgage-backed securities held in the available-for-sale portfolio. In assessing impairment losses for debt securities, the Company performed internal modeling to estimate bond-specific cash flows, which considered the placement of the bond in the overall securitization structure and the remaining levels of subordination. During 2012, the Company recognized $48 million (pre-tax), of other-than-temporary losses related to privately issued mortgage-backed securities.

As of December 31, 2014, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any additional other-than-temporary impairment charges were not appropriate. It is likely that the Company will be required to sell certain of its collateralized debt obligations backed by trust preferred securities held in the available-for-sale portfolio to comply with the provisions of the Volcker Rule. However, the amortized cost and fair value of those collateralized debt obligations were $25 million and $32 million, respectively, at December 31, 2014 and the Company did not expect that it would realize any material losses if it ultimately was required to sell such securities. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its other impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 20 of the Notes to Financial Statements.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $306 million, or $2.31 per common share, at December 31, 2014, $98 million, or $.75 per common share, at December 31, 2013, and $277 million, or $2.16 per common share, at December 31, 2012. The increase in such adjustment at

December 31, 2014 as compared with December 31, 2013 was the result of two main factors: a 75 basis point decrease in the discount rate used to measure the benefit obligations of the defined benefit plans at December 31, 2014 as compared with a year earlier and the use of updated mortality tables for the U.S. published in 2014 by the Society of Actuaries. The decrease in the adjustment at December 31, 2013 as compared with December 31, 2012 was predominantly the result of a 100 basis point increase in the discount rate used to measure the benefit obligations of the defined benefit plans at December 31, 2013 as compared with a year earlier and actual investment returns in the qualified defined benefit pension plan that were higher than expected returns. Information about the funded status of the Company’s pension and other postretirement benefit plans is included in note 12 of Notes to Financial Statements.

Cash dividends declared on M&T’s common stock totaled $371 million in 2014, compared with $365 million and $358 million in 2013 and 2012, respectively. Dividends per common share totaled $2.80 in each of 2014, 2013 and 2012. Dividends of $76 million in 2014 and $53 million in each of 2013 and 2012 were declared on preferred stock in accordance with the terms of each series. The Company did not repurchase any shares of its common stock in 2014, 2013 or 2012.

The regulatory capital requirements applicable to M&T and its bank subsidiaries as of December 31, 2014 are presented in note 23 of Notes to Financial Statements. At December 31, 2014, Tier 1 capital, as defined in the regulations, included trust preferred securities of approximately $800 million as described in note 9 of Notes to Financial Statements and total capital further included subordinated capital notes of $1.2 billion. Pursuant to the Dodd-Frank Act, trust preferred securities will be phased-out of the definition of Tier 1 capital of bank holding companies, such that 25% of the securities will be includable in Tier 1 capital in 2015 and, beginning in 2016, no amount of the securities will be includable. On February 27, 2014, M&T redeemed $350 million of Enhanced Trust Preferred Securities and the associated junior subordinated debentures. In addition, on November 1, 2014 M&T Bank redeemed $50 million of 9.50% subordinated notes that were due to mature in 2018. The capital ratios of the Company and its banking subsidiaries as of December 31, 2014 and 2013 are presented in note 23 of Notes to Financial Statements.

Effective January 1, 2015, new regulatory capital rules became effective. The new rules substantially revise the risk-based capital requirements applicable to bank holding companies and banks. M&T and its subsidiary banks expect to be able to comply with the revised capital adequacy requirements. A detailed discussion of the new regulatory capital rules is included in Part I, Item 1 of this Form 10-K under the heading “Capital Requirements.”

Fourth Quarter Results

Net income during the fourth quarter of 2014 was $278 million, up from $221 million in the year-earlier quarter. Diluted and basic earnings per common share were $1.92 and $1.93, respectively, in the final quarter of 2014, compared with $1.56 and $1.57 of diluted and basic earnings per common share, respectively, in the similar quarter of 2013. The annualized rates of return on average assets and average common shareholders’ equity for the final 2014 quarter were 1.12% and 9.10%, respectively, compared with 1.03% and 7.99%, respectively, in the year-earlier quarter.

Net operating income totaled $282 million in the fourth quarter of 2014, compared with $228 million in 2013’s final quarter. Diluted net operating earnings per common share were $1.95 and $1.61 in the fourth quarters of 2014 and 2013, respectively. The annualized net operating returns on average tangible assets and average tangible common equity in the fourth quarter of 2014 were 1.18% and 13.55%, respectively, compared with 1.11% and 12.67%, respectively, in the corresponding quarter of 2013. Core deposit and other intangible asset amortization, after tax effect, totaled $4 million and $6 million in the final quarters of 2014 and 2013 ($.03 and $.05 per diluted common share), respectively. Reconciliations of GAAP results with non-GAAP results for the quarterly periods of 2014 and 2013 are provided in table 24.

Net interest income on a taxable-equivalent basis totaled $688 million in the final 2014 quarter, up 2% from $673 million in the year-earlier quarter. Growth in average earning assets of $12.9 billion was partially offset by a 46 basis point narrowing of the net interest margin to 3.10% in the recent quarter from 3.56% in 2013’s fourth quarter. The rise in average earning assets was attributable to a $6.1 billion increase in average interest-bearing deposits held at the Federal Reserve Bank of New York, higher average investment securities balances of $4.6 billion, and a $2.2 billion increase in average loans and leases. The increase in the investment securities portfolio from the year-earlier quarter reflects the impact of purchases of Fannie Mae and Ginnie Mae residential mortgage-backed securities, partially offset by maturities and paydowns of mortgage-backed securities. Average commercial loan and lease balances were $19.1 billion in the recent quarter, up $1.0 billion or 6% from $18.1 billion in the final quarter of 2013. Commercial real estate loans averaged $27.1 billion in the fourth quarter of 2014, up $833 million or 3% from $26.2 billion in the year-earlier quarter. The growth in commercial loans and commercial real estate loans reflects higher loan demand by customers. Average residential real estate loans outstanding declined $336 million to $8.7 billion in the recent quarter from $9.0 billion in the fourth quarter of 2013. Included in the residential real estate loan portfolio were average balances of loans held for sale, which totaled $435 million in the recent quarter, compared with $463 million in the fourth quarter of 2013. Consumer loans averaged $10.9 billion in the recent quarter, up $700 million from $10.2 billion in the fourth quarter of 2013. That increase was largely due to higher average balances of automobile loans. Total loans at December 31, 2014 increased $1.1 billion to $66.7 billion from $65.6 billion at September 30, 2014. That growth was predominantly attributable to increases in commercial real estate loans and in commercial loans, due largely to seasonally-higher automobile dealer floor plan balances. The decline in the net interest margin from the final 2013 quarter reflects a 16 basis point decrease in the yield on loans, a 50 basis point decline in the yield on investment securities and the impact of higher balances of interest-bearing deposits at the Federal Reserve Bank of New York and investment securities which have lower yields than loans. The yield on earning assets in the fourth quarter of 2014 was 3.44%, a 48 basis point decline from the year-earlier quarter. The rate paid on interest-bearing liabilities declined 4 basis points to .52% in the recent quarter from .56% in the fourth quarter of 2013. The resulting net interest spread was 2.92% in the final quarter of 2014, 44 basis points lower than 3.36% in the year-earlier quarter. That compression was largely due to the changed mix in earning assets already noted and the 16 basis point decline in loan yields. The contribution of net interest-free funds to the Company’s net interest margin was .18% in the recent quarter, compared with .20% in the year-earlier quarter. As a result, the Company’s net interest margin narrowed to 3.10% in the fourth quarter of 2014 from 3.56% in the similar 2013 period.

The provision for credit losses was $33 million during the final 2014 quarter, compared with $42 million in the year-earlier period. Net charge-offs of loans totaled $32 million in the fourth quarter of 2014, representing an annualized .19% of average loans and leases outstanding, compared with $42 million or .26% during the fourth quarter of 2013. Net charge-offs included: commercial loans of $9 million and $21 million in 2014 and 2013, respectively; commercial real estate loans of less than $1 million in 2014, compared with $8 million a year earlier; residential real estate loans of $3 million in each of the fourth quarters of 2014 and 2013; and consumer loans of $19 million in the recent quarter, compared with $10 million in the 2013’s fourth quarter. Reflected in net charge-offs of consumer loans for the fourth quarter of 2013 were recoveries of previously charged-off home equity line of credit balances of $9 million related to a portfolio acquired in 2007.

Other income totaled $452 million in the recent quarter, up from $446 million in the final quarter of 2013. That improvement resulted from higher residential mortgage banking revenues associated with loan servicing activities, partially offset by declines in trading account and foreign exchange gains and service charges on deposit accounts.

Other expense in the fourth quarter of 2014 aggregated $680 million, compared with $743 million in the year-earlier quarter. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $7 million and $10 million in the fourth quarters of 2014 and 2013, respectively. Exclusive of those nonoperating expenses, noninterest operating expenses were $673 million in the fourth quarter of 2014, down from $733 million in the similar quarter of 2013. The lower operating expenses in the recently completed quarter reflect a decline in professional services costs and a $40 million litigation-related accrual in the fourth quarter of 2013. The Company’s efficiency ratio during the fourth quarters of 2014 and 2013 was 59.1% and 65.5%, respectively. Table 24 includes a reconciliation of other expense to noninterest operating expense and the calculation of the efficiency ratio for each of the quarters of 2014 and 2013.

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

The Business Banking segment provides a wide range of services to small businesses and professionals within markets served by the Company through the Company’s branch network, business banking centers and other delivery channels such as telephone banking, Internet banking and automated teller machines. Services and products offered by this segment include various business loans and leases, including loans guaranteed by the Small Business Administration, business credit cards, deposit products, and financial services such as cash management, payroll and direct deposit, merchant credit card and letters of credit. The Business Banking segment recorded net income of $120 million in 2014, up 8% from $111 million in 2013. That improvement reflects: an $8 million decrease in the provision for credit losses, due to lower net charge offs; higher merchant and credit card fees of $4 million; a lower FDIC assessment of $3 million; and other decreased operating costs. Those favorable items were partially offset by lower net interest income of $8 million, reflecting a 23 basis point narrowing of the net interest margin on deposits offset, in part, by increases in average outstanding deposit (predominantly noninterest-bearing) and loan balances of $381 million and $200 million, respectively. Net income contributed by the Business Banking segment totaled $147 million in 2012. The 24% decrease in net income in 2013 as compared with 2012 reflected: lower net interest income of $22 million; increased costs associated with the allocation of operating expenses related to BSA/AML compliance, risk management and other operational initiatives across the Company; a $6 million increase in personnel costs; and a $4 million increase in the provision for credit losses. The lower net interest income reflected a 43 basis point decline in the net interest margin on deposits, partially offset by a $418 million increase in average deposit balances (predominantly noninterest-bearing).

The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, mainly within the markets served by the Company. Services provided by this segment include commercial lending and leasing, letters of credit, deposit products, and cash management services. Net income for the Commercial Banking segment increased 5% to $411 million in 2014 from $391 million in 2013. The improved results were largely due to a $44 million decrease in the provision for credit losses, reflecting lower net charge-offs, and a lower FDIC assessment of $14 million. The significant decline in net charge-offs was predominantly the result of $49 million of loans charged-off in 2013 for a relationship with a motor vehicle-related parts wholesaler. Those favorable items were offset, in part, by a $13 million decline in net interest income resulting from a narrowing of the net interest margin on deposits of 27 basis points and on loans of 8 basis points, partially offset by higher average outstanding balances of loans and deposits of $1.2 billion and $884 million, respectively. Net income for the Commercial Banking segment in 2012 was $431 million. The 9% decline in net income in 2013 as compared with 2012 was largely due to a $61 million increase in the provision for credit losses, the result of higher net charge-offs in 2013 predominantly related to the relationship with the motor vehicle-related parts wholesaler noted above.

The Commercial Real Estate segment provides credit and deposit services to its customers. Real estate securing loans in this segment is generally located in the New York City metropolitan area, upstate New York, Pennsylvania, Maryland, the District of Columbia, Delaware, Virginia, West Virginia, and the northwestern portion of the United States. Commercial real estate loans may be secured by apartment/multifamily buildings; office, retail and industrial space; or other types of collateral. Activities of this segment also include the origination, sales and servicing of commercial real estate loans through the Fannie Mae DUS program and other programs. The Commercial Real Estate segment contributed net income of $316 million in 2014, 2% below the $322 million recorded in 2013. That modest decline was attributable to the following factors: lower net interest income of $31 million, resulting from the narrowing of the net interest margin on loans and deposits of 13 basis points and 31 basis points, respectively, offset, in part, by a $14 million decrease in the provision for credit losses and a lower FDIC assessment. Net income for the Commercial Real Estate segment in 2012 was $309 million. The improved results in 2013 as compared to 2012 were largely attributable to a $39 million increase in net interest income, resulting from growth in average loan and deposit balances of $694 million and $466 million, respectively, and a 17 basis point widening of the net interest margin on loans, partially offset by a 31 basis point narrowing of the net interest margin on deposits. The higher net interest income was offset, in part, by: a $3 million increase in the provision for credit losses; a $3 million decrease in mortgage banking revenues; and increased other operating expenses that reflect costs associated with the allocation of operating expenses relating to BSA/AML compliance, risk management, and other operational initiatives across the Company.

The Discretionary Portfolio segment includes investment and trading account securities, residential real estate loans and other assets; short-term and long-term borrowed funds; brokered deposits; and Cayman Islands office deposits. This segment also provides foreign exchange services to customers. Included in the assets of the Discretionary Portfolio segment are the Company’s portfolio of Alt-A mortgage loans and, prior to the second quarter of 2013, were most of the investment securities for which the Company had recognized other-than-temporary impairment charges. The Discretionary Portfolio segment recorded net income of $48 million in 2014 and $30 million in 2013, compared with a net loss of $33 million in 2012. Included in this segment’s results for 2013 were net pre-tax losses of $46 million associated with the sale of approximately $1.0 billion of privately issued mortgage-backed securities that had been held in the available-for-sale investment securities portfolio. Also reflected in securities gains or losses were other-than-temporary impairment charges, predominantly related to certain privately issued mortgage-backed securities, of $10 million in 2013 and $48 million in 2012. There were no securities gains or losses in 2014. Excluding securities gains and losses, net income for the Discretionary Portfolio segment was $63 million in 2013, compared with a net loss of $5 million in 2012. On that basis, the decline in net income in 2014 as compared with 2013 was largely due to $42 million of gains recorded in 2013 from securitization transactions associated with one-to-four family residential real estate loans previously held in the Company’s loan portfolio. Partially offsetting that impact was an $8 million increase in net interest income that was attributable to a $4.9 billion increase in average balances of investment securities and a 16 basis point widening of the net interest margin on loans, partially offset by a $639 million decrease in average outstanding loan balances. Excluding the impact of securities gains and losses, the most significant contributors to the favorable performance in 2013 as compared with 2012 included: the $42 million of gains from the securitization transactions; a $28 million decline in the provision for credit losses, predominantly the result of lower net charge-offs; and a $31 million decrease in intersegment charges due to a lower proportion of residential real estate loans being retained for portfolio rather than being sold.

The Residential Mortgage Banking segment originates and services residential mortgage loans and sells substantially all of those loans in the secondary market to investors or to the Discretionary Portfolio segment. This segment had also originated and serviced loans to builders and developers of residential real estate properties, although that origination activity has been significantly curtailed. In addition to the geographic regions served by or contiguous with the Company’s branch network, the Company maintains mortgage loan origination offices in several states throughout the western United States. The Company periodically purchases the rights to service mortgage loans and also sub-services residential real estate loans for others. Residential real estate loans held for sale are included in this segment. The Residential Mortgage Banking segment’s net income declined 4% to $95 million in 2014 from $99 million in 2013. That decline was due to the following factors: a $71 million decrease in loan origination and sales revenues (including intersegment revenues) due to lower volumes of loans originated for sale; a $9 million increase in the provision for credit losses, as 2013 included $12 million of net recoveries of previously charged-off loans to residential real estate builders and developers; and an $8 million decline in net interest income. The lower net interest income was attributable to a $582 million decrease in average loan balances and a 25 basis point narrowing of the net interest margin on deposits. Largely offsetting those unfavorable factors was an $80 million rise in revenues from servicing residential real estate loans (including intersegment revenues), predominantly the result of sub-servicing activities. Net income for this segment aggregated $135 million in 2012. The decrease in net income in 2013 as compared to 2012 was largely due to a $97 million decline in revenues from residential mortgage origination and sales activities (including intersegment revenues), due to lower origination volumes, and increased personnel and professional services costs associated with expanded residential mortgage loan sub-servicing activities. Those unfavorable factors were offset, in part, by: a $29 million decline in the provision for credit losses reflecting net recoveries in 2013 of previously charged-off loans to real estate builders and developers of $12 million; a $20 million rise in net interest income, the result of a $139 million increase in average outstanding loan balances and a 63 basis point widening of the net interest margin on loans due to higher loan yields; and a $16 million rise in revenues from servicing residential real estate loans (including intersegment revenues).

The Retail Banking segment offers a variety of services to consumers through several delivery channels which include branch offices, automated teller machines, telephone banking and Internet banking. The Company has branch offices in New York State, Pennsylvania, Maryland, Virginia, the District of

Columbia, West Virginia, and Delaware. Credit services offered by this segment include consumer installment loans, automobile loans (originated both directly and indirectly through dealers), home equity loans and lines of credit and credit cards. The segment also offers to its customers deposit products, including demand, savings and time accounts; investment products, including mutual funds and annuities; and other services. Net income for the Retail Banking segment was $120 million in 2014, down 34% from $182 million in 2013. That decline was attributable to the following significant factors: a $69 million decrease in net interest income, largely due to a 20 basis point narrowing of the net interest margin on deposits and a decrease in average outstanding loans of $537 million; a $21 million gain recognized in 2013 on the securitization and sale of approximately $1.4 billion of automobile loans previously held in the Company’s loan portfolio; a $17 million decline in service charges on deposit accounts; and a $5 million increase in the provision for credit losses, due to higher net charge-offs. This segment’s net income declined 17% in 2013 from $221 million in 2012. The primary contributor to that decline was a $93 million decrease in net interest income, largely due to a 33 basis point narrowing of the net interest margin on deposits and a decrease in average outstanding loans of $682 million, partially offset by a 16 basis point widening of the net interest margin on loans and a $720 million increase in average outstanding deposit balances. Also contributing to the lower net income in 2013 were higher noninterest operating expenses, including costs related to BSA/AML compliance, risk management, and other operational initiatives. Those unfavorable factors were offset, in part, by the $21 million gain on the securitization and sale of automobile loans and a $23 million decline in the provision for credit losses, largely due to lower net charge-offs.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related gains and expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes the trust income of the Company that reflects the ICS and WAS business activities. The various components of the “All Other” category resulted in net losses of $44 million and $181 million in 2014 and 2012, respectively, compared with net income of $3 million in 2013. Results for the 2013 period included realized gains on the sale of the Company’s holdings of Visa and MasterCard shares totaling $103 million and the reversal of an accrual for a contingent compensation obligation of $26 million assumed in the May 2011 acquisition of Wilmington Trust that expired. Partially offsetting those factors were higher litigation-related charges in 2013 that reflected a $40 million litigation-related accrual in the fourth quarter of 2013. Also contributing to the unfavorable performance in 2014 as compared to 2013 were increases in personnel-related and professional service costs related to BSA/AML and other company-wide initiatives offset, in part, by higher trust income of $12 million and the favorable impact from the Company’s allocation methodologies for internal transfers for funding and other charges of the Company’s reportable segments and the provision for credit losses. The improved performance in 2013 as compared with 2012, in addition to those items noted above that were recorded in 2013, was due to higher trust income of $24 million and the favorable impact from the Company’s allocation methodologies for internal transfers for funding and other charges of the Company’s reportable segments and the provision for credit losses.

Recent Accounting Developments

In August 2014, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance for the classification of certain government-guaranteed mortgage loans upon foreclosure. This guidance requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based upon the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This guidance should be applied using a prospective transition method or a modified retrospective transition method. The Company expects that the adoption of this guidance in 2015 will not have a significant effect on the Company’s financial position or results of operations.

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

In January 2014, the FASB issued amended accounting and disclosure guidance for reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. The amended guidance clarifies that an in-substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amended guidance also requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This guidance should be applied using a prospective transition method or a modified retrospective transition method. The Company expects that the adoption of this guidance in 2015 will not have a significant effect on the Company’s financial position or results of operations.

In January 2014, the FASB issued amended accounting guidance permitting an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The decision to apply the proportional amortization method of accounting is an accounting policy election that should be applied consistently to all qualifying affordable housing project investments. This guidance is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. This guidance should be applied retrospectively to all periods presented. The Company expects that the adoption of this guidance in 2015 will not have a significant effect on the Company’s financial position or results of operations, but will result in the restatement of consolidated financial statements for 2014 and earlier years to remove losses associated with qualified affordable housing projects from “other costs of operations” and include the amortization of the initial cost of the investment in income tax expense. Those restatements are not expected to have a material impact on the Company’s previously reported net income for 2014 and earlier years.

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

Table 23

QUARTERLY TRENDS

	2014 Quarters				2013 Quarters
Earnings and dividends	Fourth	Third	Second	First	Fourth	Third	Second	First
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$762,619	$748,864	$740,139	$728,897	$740,665	$748,791	$756,424	$736,425
Interest expense	74,772	73,964	65,176	66,519	67,982	69,578	72,620	73,925

Net interest income	687,847	674,900	674,963	662,378	672,683	679,213	683,804	662,500
Less: provision for credit losses	33,000	29,000	30,000	32,000	42,000	48,000	57,000	38,000
Other income	451,643	451,111	456,412	420,107	446,246	477,388	508,689	432,882
Less: other expense	680,108	679,284	681,194	702,271	743,072	658,626	598,591	635,596

Income before income taxes	426,382	417,727	420,181	348,214	333,857	449,975	536,902	421,786
Applicable income taxes	142,826	136,542	129,996	113,252	106,236	149,391	182,219	141,223
Taxable-equivalent adjustment	6,007	5,841	5,849	5,945	6,199	6,105	6,217	6,450

Net income	$277,549	$275,344	$284,336	$229,017	$221,422	$294,479	$348,466	$274,113

Net income available to common shareholders-diluted	$254,239	$251,917	$260,695	$211,731	$203,451	$275,356	$328,557	$255,096
Per common share data
Basic earnings	$1.93	$1.92	$1.99	$1.63	$1.57	$2.13	$2.56	$2.00
Diluted earnings	1.92	1.91	1.98	1.61	1.56	2.11	2.55	1.98
Cash dividends	$.70	$.70	$.70	$.70	$.70	$.70	$.70	$.70
Average common shares outstanding
Basic	131,450	131,265	130,856	130,212	129,497	129,171	128,252	127,669
Diluted	132,278	132,128	131,828	131,126	130,464	130,265	129,017	128,636
Performance ratios, annualized
Return on
Average assets	1.12%	1.17%	1.27%	1.07%	1.03%	1.39%	1.68%	1.36%
Average common shareholders’ equity	9.10%	9.18%	9.79%	8.22%	7.99%	11.06%	13.78%	11.10%
Net interest margin on average earning assets (taxable-equivalent basis)	3.10%	3.23%	3.40%	3.52%	3.56%	3.61%	3.71%	3.71%
Nonaccrual loans to total loans and leases, net of unearned discount	1.20%	1.29%	1.36%	1.39%	1.36%	1.44%	1.46%	1.60%
Net operating (tangible) results(a)
Net operating income (in thousands)	$281,929	$279,838	$289,974	$235,162	$227,797	$300,968	$360,734	$285,136
Diluted net operating income per common share	1.95	1.94	2.02	1.66	1.61	2.16	2.65	2.06
Annualized return on
Average tangible assets	1.18%	1.24%	1.35%	1.15%	1.11%	1.48%	1.81%	1.48%
Average tangible common shareholders’ equity	13.55%	13.80%	14.92%	12.76%	12.67%	17.64%	22.72%	18.71%
Efficiency ratio(b)	59.06%	59.67%	59.39%	63.95%	65.48%	56.03%	50.92%	55.88%
Balance sheet data
In millions, except per share
Average balances
Total assets(c)	$98,644	$93,245	$89,873	$86,665	$85,330	$84,011	$83,352	$81,913
Total tangible assets(c)	95,093	89,689	86,311	83,096	81,754	80,427	79,760	78,311
Earning assets	87,965	82,776	79,556	76,288	75,049	74,667	73,960	72,339
Investment securities	12,978	12,780	10,959	9,265	8,354	6,979	5,293	5,803
Loans and leases, net of unearned discount	65,767	64,763	64,343	63,763	63,550	64,858	65,979	65,852
Deposits	75,515	70,772	69,659	67,327	67,212	66,232	65,680	64,540
Common shareholders’ equity(c)	11,211	11,015	10,808	10,576	10,228	10,003	9,687	9,448
Tangible common shareholders’ equity(c)	7,660	7,459	7,246	7,007	6,652	6,419	6,095	5,846
At end of quarter
Total assets(c)	$96,686	$97,228	$90,835	$88,530	$85,162	$84,427	$83,229	$82,812
Total tangible assets(c)	93,137	93,674	87,276	84,965	81,589	80,847	79,641	79,215
Earning assets	86,278	86,751	80,062	77,950	74,706	74,085	73,927	73,543
Investment securities	12,994	13,348	12,120	10,364	8,796	8,310	5,211	5,661
Loans and leases, net of unearned discount	66,669	65,572	64,748	64,135	64,073	63,659	65,972	65,924
Deposits	73,582	74,342	69,829	68,699	67,119	66,552	65,661	65,090
Common shareholders’ equity, net of undeclared cumulative preferred dividends(c)	11,102	11,099	10,934	10,652	10,421	10,133	9,836	9,545
Tangible common shareholders’ equity(c)	7,553	7,545	7,375	7,087	6,848	6,553	6,248	5,948
Equity per common share	83.88	83.99	82.86	81.05	79.81	77.81	75.98	73.99
Tangible equity per common share	57.06	57.10	55.89	53.92	52.45	50.32	48.26	46.11
Market price per common share
High	$128.96	$128.69	$125.90	$123.04	$117.29	$119.54	$112.01	$105.90
Low	112.42	118.51	116.10	109.16	109.23	109.47	95.68	99.59
Closing	125.62	123.29	124.05	121.30	116.42	111.92	111.75	103.16

(a)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 24.

(b)	Excludes impact of merger-related expenses and net securities gains or losses.

(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 24.

Table 24

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2014 Quarters				2013 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$277,549	$275,344	$284,336	$229,017	$221,422	$294,479	$348,466	$274,113
Amortization of core deposit and other intangible assets(a)	4,380	4,494	5,638	6,145	6,375	6,489	7,632	8,148
Merger-related expenses(a)	—	—	—	—	—	—	4,636	2,875

Net operating income	$281,929	$279,838	$289,974	$235,162	$227,797	$300,968	$360,734	$285,136

Earnings per common share
Diluted earnings per common share	$1.92	$1.91	$1.98	$1.61	$1.56	$2.11	$2.55	$1.98
Amortization of core deposit and other intangible assets(a)	.03	.03	.04	.05	.05	.05	.06	.06
Merger-related expenses(a)	—	—	—	—	—	—	.04	.02

Diluted net operating earnings per common share	$1.95	$1.94	$2.02	$1.66	$1.61	$2.16	$2.65	$2.06

Other expense
Other expense	$680,108	$679,284	$681,194	$702,271	$743,072	$658,626	$598,591	$635,596
Amortization of core deposit and other intangible assets	(7,170)	(7,358)	(9,234)	(10,062)	(10,439)	(10,628)	(12,502)	(13,343)
Merger-related expenses	—	—	—	—	—	—	(7,632)	(4,732)

Noninterest operating expense	$672,938	$671,926	$671,960	$692,209	$732,633	$647,998	$578,457	$617,521

Merger-related expenses
Salaries and employee benefits	$—	$—	$—	$—	$—	$—	$300	$536
Equipment and net occupancy	—	—	—	—	—	—	489	201
Printing, postage and supplies	—	—	—	—	—	—	998	827
Other costs of operations	—	—	—	—	—	—	5,845	3,168

Total	$—	$—	$—	$—	$—	$—	$7,632	$4,732

Efficiency ratio
Noninterest operating expense (numerator)	$672,938	$671,926	$671,960	$692,209	$732,633	$647,998	$578,457	$617,521

Taxable-equivalent net interest income	687,847	674,900	674,963	662,378	672,683	679,213	683,804	662,500
Other income	451,643	451,111	456,412	420,107	446,246	477,388	508,689	432,882
Less: Gain on bank investment securities	—	—	—	—	—	—	56,457	—
Net OTTI losses recognized in earnings	—	—	—	—	—	—	—	(9,800)

Denominator	$1,139,490	$1,126,011	$1,131,375	$1,082,485	$1,118,929	$1,156,601	$1,136,036	$1,105,182

Efficiency ratio	59.06%	59.67%	59.39%	63.95%	65.48%	56.03%	50.92%	55.88%

Balance sheet data
In millions
Average assets
Average assets	$98,644	$93,245	$89,873	$86,665	$85,330	$84,011	$83,352	$81,913
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(38)	(45)	(53)	(64)	(74)	(84)	(95)	(109)
Deferred taxes	12	14	16	20	23	25	28	32

Average tangible assets	$95,093	$89,689	$86,311	$83,096	$81,754	$80,427	$79,760	$78,311

Average common equity
Average total equity	$12,442	$12,247	$12,039	$11,648	$11,109	$10,881	$10,563	$10,322
Preferred stock	(1,231)	(1,232)	(1,231)	(1,072)	(881)	(878)	(876)	(874)

Average common equity	11,211	11,015	10,808	10,576	10,228	10,003	9,687	9,448
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(38)	(45)	(53)	(64)	(74)	(84)	(95)	(109)
Deferred taxes	12	14	16	20	23	25	28	32

Average tangible common equity	$7,660	$7,459	$7,246	$7,007	$6,652	$6,419	$6,095	$5,846

At end of quarter
Total assets
Total assets	$96,686	$97,228	$90,835	$88,530	$85,162	$84,427	$83,229	$82,812
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(35)	(42)	(49)	(59)	(69)	(79)	(90)	(102)
Deferred taxes	11	13	15	19	21	24	27	30

Total tangible assets	$93,137	$93,674	$87,276	$84,965	$81,589	$80,847	$79,641	$79,215

Total common equity
Total equity	$12,336	$12,333	$12,169	$11,887	$11,306	$11,016	$10,716	$10,423
Preferred stock	(1,231)	(1,232)	(1,232)	(1,232)	(882)	(879)	(877)	(875)
Undeclared dividends-cumulative preferred stock	(3)	(2)	(3)	(3)	(3)	(4)	(3)	(3)

Common equity, net of undeclared cumulative preferred dividends	11,102	11,099	10,934	10,652	10,421	10,133	9,836	9,545
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(35)	(42)	(49)	(59)	(69)	(79)	(90)	(102)
Deferred taxes	11	13	15	19	21	24	27	30

Total tangible common equity	$7,553	$7,545	$7,375	$7,087	$6,848	$6,553	$6,248	$5,948

(a)	After any related tax effect.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at M&T Bank Corporation and subsidiaries (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

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

RENÉ F. JONES
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

M&T Bank Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity present fairly, in all material respects, the financial position of M&T Bank Corporation and its subsidiaries (the “Company”) at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Buffalo, New York

February 20, 2015

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

(Dollars in thousands, except per share)	December 31
	2014	2013
Assets
Cash and due from banks	$1,289,965	$1,573,361
Interest-bearing deposits at banks	6,470,867	1,651,138
Federal funds sold	83,392	99,573
Trading account	308,175	376,131
Investment securities (includes pledged securities that can be sold or repledged of $1,631,267 at December 31, 2014; $1,696,438 at December 31, 2013)
Available for sale (cost: $8,919,324 at December 31, 2014; $4,444,365 at December 31, 2013)	9,156,932	4,531,786
Held to maturity (fair value: $3,538,282 at December 31, 2014; $3,860,127 at December 31, 2013)	3,507,868	3,966,130
Other (fair value: $328,742 at December 31, 2014; $298,581 at December 31, 2013)	328,742	298,581

Total investment securities	12,993,542	8,796,497

Loans and leases	66,899,369	64,325,783
Unearned discount	(230,413)	(252,624)

Loans and leases, net of unearned discount	66,668,956	64,073,159
Allowance for credit losses	(919,562)	(916,676)

Loans and leases, net	65,749,394	63,156,483

Premises and equipment	612,984	633,520
Goodwill	3,524,625	3,524,625
Core deposit and other intangible assets	35,027	68,851
Accrued interest and other assets	5,617,564	5,282,212

Total assets	$96,685,535	$85,162,391

Liabilities
Noninterest-bearing deposits	$26,947,880	$24,661,007
NOW accounts	2,307,815	1,989,441
Savings deposits	41,085,803	36,621,580
Time deposits	3,063,973	3,523,838
Deposits at Cayman Islands office	176,582	322,746

Total deposits	73,582,053	67,118,612

Federal funds purchased and agreements to repurchase securities	192,676	260,455
Accrued interest and other liabilities	1,567,951	1,368,922
Long-term borrowings	9,006,959	5,108,870

Total liabilities	84,349,639	73,856,859

Shareholders’ equity
Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 731,500 shares at December 31, 2014; 381,500 shares at December 31, 2013; Liquidation preference of $10,000 per share: 50,000 shares at December 31, 2014 and December 31, 2013	1,231,500	881,500
Common stock, $.50 par, 250,000,000 shares authorized, 132,312,931 shares issued at December 31, 2014; 130,516,364 shares issued at December 31, 2013	66,157	65,258
Common stock issuable, 41,330 shares at December 31, 2014; 47,231 shares at December 31, 2013	2,608	2,915
Additional paid-in capital	3,409,506	3,232,014
Retained earnings	7,807,119	7,188,004
Accumulated other comprehensive income (loss), net	(180,994)	(64,159)

Total shareholders’ equity	12,335,896	11,305,532

Total liabilities and shareholders’ equity	$96,685,535	$85,162,391

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

(In thousands, except per share)	Year Ended December 31
	2014	2013	2012
Interest income
Loans and leases, including fees	$2,596,586	$2,734,708	$2,704,156
Deposits at banks	13,361	5,201	1,221
Federal funds sold	64	104	21
Agreements to resell securities	—	10	—
Trading account	1,119	1,265	1,126
Investment securities
Fully taxable	340,391	209,244	227,116
Exempt from federal taxes	5,356	6,802	8,045

Total interest income	2,956,877	2,957,334	2,941,685

Interest expense
NOW accounts	1,404	1,287	1,343
Savings deposits	45,465	54,948	68,011
Time deposits	15,515	26,439	46,102
Deposits at Cayman Islands office	699	1,018	1,130
Short-term borrowings	101	430	1,286
Long-term borrowings	217,247	199,983	225,297

Total interest expense	280,431	284,105	343,169

Net interest income	2,676,446	2,673,229	2,598,516
Provision for credit losses	124,000	185,000	204,000

Net interest income after provision for credit losses	2,552,446	2,488,229	2,394,516

Other income
Mortgage banking revenues	362,912	331,265	349,064
Service charges on deposit accounts	427,956	446,941	446,698
Trust income	508,258	496,008	471,852
Brokerage services income	67,212	65,647	59,059
Trading account and foreign exchange gains	29,874	40,828	35,634
Gain on bank investment securities	—	56,457	9
Total other-than-temporary impairment (“OTTI”) losses	—	(1,884)	(32,067)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	—	(7,916)	(15,755)

Net OTTI losses recognized in earnings	—	(9,800)	(47,822)
Equity in earnings of Bayview Lending Group LLC	(16,672)	(16,126)	(21,511)
Other revenues from operations	399,733	453,985	374,287

Total other income	1,779,273	1,865,205	1,667,270

Other expense
Salaries and employee benefits	1,404,950	1,355,178	1,314,540
Equipment and net occupancy	269,299	264,327	257,551
Printing, postage and supplies	38,201	39,557	41,929
Amortization of core deposit and other intangible assets	33,824	46,912	60,631
FDIC assessments	55,531	69,584	101,110
Other costs of operations	941,052	860,327	733,499

Total other expense	2,742,857	2,635,885	2,509,260

Income before taxes	1,588,862	1,717,549	1,552,526
Income taxes	522,616	579,069	523,028

Net income	$1,066,246	$1,138,480	$1,029,498

Net income available to common shareholders
Basic	$978,531	$1,062,429	$953,390
Diluted	978,581	1,062,496	953,429
Net income per common share
Basic	$7.47	$8.26	$7.57
Diluted	7.42	8.20	7.54

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income

(In thousands)	Year Ended December 31
	2014	2013	2012
Net income	$1,066,246	$1,138,480	$1,029,498
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	93,275	(2,865)	114,825
Cash flow hedges adjustments	(96)	—	(112)
Foreign currency translation adjustment	(2,607)	381	519
Defined benefit plans liability adjustments	(207,407)	178,589	945

Total other comprehensive income (loss)	(116,835)	176,105	116,177

Total comprehensive income	$949,411	$1,314,585	$1,145,675

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(In thousands)	Year Ended December 31
	2014	2013	2012
Cash flows from operating activities
Net income	$1,066,246	$1,138,480	$1,029,498
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	124,000	185,000	204,000
Depreciation and amortization of premises and equipment	96,496	91,469	84,375
Amortization of capitalized servicing rights	68,410	65,354	59,555
Amortization of core deposit and other intangible assets	33,824	46,912	60,631
Provision for deferred income taxes	92,848	139,785	131,858
Asset write-downs	6,593	17,918	63,790
Net gain on sales of assets	(6,859)	(127,890)	(6,868)
Net change in accrued interest receivable, payable	15,163	(10,523)	(13,898)
Net change in other accrued income and expense	(68,722)	71,523	(200,704)
Net change in loans originated for sale	(350,581)	(674,062)	(924,839)
Net change in trading account assets and liabilities	21,623	(11,642)	12,583

Net cash provided by operating activities	1,099,041	932,324	499,981

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	16	1,081,802	49,528
Other	23,445	13,172	78,071
Proceeds from maturities of investment securities
Available for sale	998,413	1,034,564	1,585,260
Held to maturity	468,999	287,837	329,279
Purchases of investment securities
Available for sale	(5,347,145)	(197,931)	(28,161)
Held to maturity	(21,283)	(1,977,064)	(285,125)
Other	(53,606)	(9,105)	(13,833)
Net (increase) decrease in loans and leases	(2,421,162)	123,120	(5,672,747)
Net (increase) decrease in interest-bearing deposits at banks	(4,819,729)	(1,521,193)	25,015
Capital expenditures, net	(73,161)	(129,563)	(91,519)
Net increase in loan servicing advances	(484,689)	(1,004,923)	(69,084)
Other, net	19,531	95,706	32,458

Net cash used by investing activities	(11,710,371)	(2,203,578)	(4,060,858)

Cash flows from financing activities
Net increase in deposits	6,466,697	1,513,884	6,230,391
Net increase (decrease) in short-term borrowings	(67,779)	(814,027)	292,422
Proceeds from long-term borrowings	4,345,478	799,760	—
Payments on long-term borrowings	(426,275)	(261,212)	(2,080,167)
Dividends paid — common	(371,199)	(365,349)	(357,717)
Dividends paid — preferred	(70,234)	(53,450)	(53,450)
Proceeds from issuance of preferred stock	346,500	—	—
Other, net	88,565	137,967	63,616

Net cash provided by financing activities	10,311,753	957,573	4,095,095

Net increase (decrease) in cash and cash equivalents	(299,577)	(313,681)	534,218
Cash and cash equivalents at beginning of year	1,672,934	1,986,615	1,452,397

Cash and cash equivalents at end of year	$1,373,357	$1,672,934	$1,986,615

Supplemental disclosure of cash flow information
Interest received during the year	$2,893,153	$2,894,699	$2,931,409
Interest paid during the year	257,553	301,734	371,887
Income taxes paid during the year	411,912	389,008	405,598
Supplemental schedule of noncash investing and financing activities
Securitization of residential mortgage loans allocated to
Available-for-sale investment securities	$134,698	$1,690,490	$—
Held-to-maturity investment securities	—	1,245,444	—
Capitalized servicing rights	1,760	30,879	—
Real estate acquired in settlement of loans	43,821	44,804	48,932

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except per share)	Preferred Stock	Common Stock	Common Stock Issuable	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total
2012
Balance — January 1, 2012	$864,585	62,842	4,072	2,828,986	5,867,165	(356,441)	9,271,209
Total comprehensive income	—	—	—	—	1,029,498	116,177	1,145,675
Preferred stock cash dividends	—	—	—	—	(53,450)	—	(53,450)
Amortization of preferred stock discount	7,915	—	—	—	(7,915)	—	—
Stock-based compensation plans:
Compensation expense, net	—	229	—	47,937	—	—	48,166
Exercises of stock options, net	—	928	—	135,017	—	—	135,945
Stock purchase plan	—	75	—	10,042	—	—	10,117
Directors’ stock plan	—	9	—	1,471	—	—	1,480
Deferred compensation plans, net, including dividend equivalents	—	5	(599)	593	(160)	—	(161)
Other	—	—	—	1,474	—	—	1,474
Common stock cash dividends — $2.80 per share	—	—	—	—	(357,862)	—	(357,862)

Balance — December 31, 2012	$872,500	64,088	3,473	3,025,520	6,477,276	(240,264)	10,202,593
2013
Total comprehensive income	—	—	—	—	1,138,480	176,105	1,314,585
Preferred stock cash dividends	—	—	—	—	(53,450)	—	(53,450)
Amortization of preferred stock discount	9,000	—	—	—	(9,000)	—	—
Exercise of 407,542 Series C stock warrants into 186,589 shares of common stock	—	93	—	(93)	—	—	—
Exercise of 69,127 Series A stock warrants into 25,427 shares of common stock	—	13	—	(13)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	137	—	37,890	—	—	38,027
Exercises of stock options, net	—	914	—	163,891	—	—	164,805
Directors’ stock plan	—	8	—	1,636	—	—	1,644
Deferred compensation plans, net, including dividend equivalents	—	5	(558)	575	(131)	—	(109)
Other	—	—	—	2,608	—	—	2,608
Common stock cash dividends — $2.80 per share	—	—	—	—	(365,171)	—	(365,171)

Balance — December 31, 2013	$881,500	65,258	2,915	3,232,014	7,188,004	(64,159)	11,305,532
2014
Total comprehensive income	—	—	—	—	1,066,246	(116,835)	949,411
Preferred stock cash dividends	—	—	—	—	(75,878)	—	(75,878)
Issuance of Series E preferred stock	350,000	—	—	(3,500)	—	—	346,500
Exercise of 427,905 Series A stock warrants into 169,543 shares of common stock	—	85	—	(85)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	128	—	45,306	—	—	45,434
Exercises of stock options, net	—	633	—	122,476	—	—	123,109
Stock purchase plan	—	43	—	9,545	—	—	9,588
Directors’ stock plan	—	7	—	1,658	—	—	1,665
Deferred compensation plans, net, including dividend equivalents	—	3	(307)	345	(116)	—	(75)
Other	—	—	—	1,747	—	—	1,747
Common stock cash dividends — $2.80 per share	—	—	—	—	(371,137)	—	(371,137)

Balance — December 31, 2014	$1,231,500	66,157	2,608	3,409,506	7,807,119	(180,994)	12,335,896

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

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are included in “other assets” in the consolidated balance sheet. Upon acquisition of assets taken in satisfaction of a defaulted loan, the excess of the remaining loan balance over the asset’s estimated fair value less costs to sell is charged-off against the allowance for credit losses. Subsequent declines in value of the assets are recognized as “other costs of operations” in the consolidated statement of income.

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

2.    Acquisitions

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City would be acquired by M&T. Pursuant to the terms of the agreement, Hudson City shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). As of December 31, 2014 total consideration to be paid was valued at approximately $5.4 billion.

At December 31, 2014, Hudson City had $36.6 billion of assets, including $21.7 billion of loans and $7.9 billion of investment securities, and $31.8 billion of liabilities, including $19.4 billion of deposits. The merger has received the approval of the common shareholders of M&T and Hudson City. However, the merger is subject to a number of other conditions, including regulatory approvals.

On June 17, 2013, M&T and Manufacturers and Traders Trust Company (“M&T Bank”), M&T’s principal banking subsidiary, entered into a written agreement with the Federal Reserve Bank of New York

(“Federal Reserve Bank”). Under the terms of the agreement, M&T and M&T Bank are required to submit to the Federal Reserve Bank a revised compliance risk management program designed to ensure compliance with the Bank Secrecy Act and anti-money-laundering laws and regulations and to take certain other steps to enhance their compliance practices. The Company commenced a major initiative, including the hiring of outside consulting firms, intended to fully address the Federal Reserve Bank’s concerns. In view of the timeframe required to implement this initiative, demonstrate its efficacy to the satisfaction of the Federal Reserve Bank and otherwise meet any other regulatory requirements that may be imposed in connection with these matters, M&T and Hudson City have extended the date after which either party may elect to terminate the merger agreement if the merger has not yet been completed to April 30, 2015. Nevertheless, there can be no assurances that the merger will be completed by that date.

The Company incurred merger-related expenses in 2013 associated with the pending Hudson City acquisition and in 2012 associated with the May 16, 2011 acquisition of Wilmington Trust Corporation (“Wilmington Trust”) related to actual or planned systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with the actual or planned conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance (for former employees of Wilmington Trust) and incentive compensation costs; travel costs; and printing, postage, supplies and other costs of planning for or completing the transactions and commencing operations in new markets and offices.

There were no merger-related expenses during 2014. A summary of merger-related expenses included in the consolidated statement of income for the years ended December 31, 2013 and 2012 follows:

	2013	2012
	(In thousands)
Salaries and employee benefits	$836	$4,997
Equipment and net occupancy	690	15
Printing, postage and supplies	1,825	—
Other costs of operations	9,013	4,867

	$12,364	$9,879

3.    Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2014
Investment securities available for sale:
U.S. Treasury and federal agencies	$161,408	$544	$5	$161,947
Obligations of states and political subdivisions	8,027	224	53	8,198
Mortgage-backed securities:
Government issued or guaranteed	8,507,571	223,889	337	8,731,123
Privately issued	104	2	3	103
Collateralized debt obligations	30,073	21,276	1,033	50,316
Other debt securities	138,240	1,896	18,648	121,488
Equity securities	73,901	11,020	1,164	83,757

	8,919,324	258,851	21,243	9,156,932

Investment securities held to maturity:
Obligations of states and political subdivisions	148,961	2,551	189	151,323
Mortgage-backed securities:
Government issued or guaranteed	3,149,320	78,485	7,000	3,220,805
Privately issued	201,733	1,143	44,576	158,300
Other debt securities	7,854	—	—	7,854

	3,507,868	82,179	51,765	3,538,282

Other securities	328,742	—	—	328,742

Total	$12,755,934	$341,030	$73,008	$13,023,956

December 31, 2013
Investment securities available for sale:
U.S. Treasury and federal agencies	$37,396	$382	$2	$37,776
Obligations of states and political subdivisions	10,484	333	6	10,811
Mortgage-backed securities:
Government issued or guaranteed	4,123,435	61,001	19,350	4,165,086
Privately issued	1,468	387	5	1,850
Collateralized debt obligations	42,274	21,666	857	63,083
Other debt securities	137,828	1,722	19,465	120,085
Equity securities	91,480	41,842	227	133,095

	4,444,365	127,333	39,912	4,531,786

Investment securities held to maturity:
Obligations of states and political subdivisions	169,684	3,744	135	173,293
Mortgage-backed securities:
Government issued or guaranteed	3,567,905	16,160	65,149	3,518,916
Privately issued	219,628	—	60,623	159,005
Other debt securities	8,913	—	—	8,913

	3,966,130	19,904	125,907	3,860,127

Other securities	298,581	—	—	298,581

Total	$8,709,076	$147,237	$165,819	$8,690,494

No investment in securities of a single non-U.S. Government or government agency issuer exceeded ten percent of shareholders’ equity at December 31, 2014.

As of December 31, 2014, the latest available investment ratings of all obligations of states and political subdivisions, privately issued mortgage-backed securities, collateralized debt obligations and other debt securities were:

	Amortized Cost	Estimated Fair Value	Average Credit Rating of Fair Value Amount
			A or Better	BBB	BB	B or Less	Not Rated
	(In thousands)
Obligations of states and political subdivisions	$156,988	$159,521	$137,606	$—	$—	$—	$21,915
Privately issued mortgage-backed securities	201,837	158,403	48,368	19	—	109,949	67
Collateralized debt obligations	30,073	50,316	6,629	5,488	1,273	36,926	—
Other debt securities	146,094	129,342	12,352	58,481	29,028	20,400	9,081

Total	$534,992	$497,582	$204,955	$63,988	$30,301	$167,275	$31,063

The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

	December 31
	2014	2013
	(In thousands)
Collateralized mortgage obligations:
Amortized cost	$209,107	$231,040
Estimated fair value	165,860	171,100

Gross realized gains from sales of investment securities were $116,490,000 in 2013. During 2013, the Company sold its holdings of Visa Class B shares for a gain of $89,545,000 and its holdings of MasterCard Class B shares for a gain of $13,208,000. Gross realized losses on investment securities were $60,033,000 in 2013. The Company sold substantially all of its privately issued mortgage-backed securities held in the available-for-sale investment securities portfolio during 2013. In total, $1.0 billion of such securities were sold for a net loss of approximately $46,302,000. Gross realized gains and losses from sales of investment securities were not significant in 2014 or 2012.

The Company recognized $10 million and $48 million of pre-tax other-than-temporary impairment losses related to privately issued mortgage-backed securities in 2013 and 2012, respectively. The impairment charges were recognized in light of deterioration of real estate values and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. The other-than-temporary impairment losses represented management’s estimate of credit losses inherent in the debt securities considering projected cash flows using assumptions for delinquency rates, loss severities, and other estimates of future collateral performance. There were no other-than-temporary impairment losses in 2014.

At December 31, 2014, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$7,412	$7,468
Due after one year through five years	164,412	165,340
Due after five years through ten years	3,524	3,577
Due after ten years	162,400	165,564

	337,748	341,949
Mortgage-backed securities available for sale	8,507,675	8,731,226

	$8,845,423	$9,073,175

Debt securities held to maturity:
Due in one year or less	$23,107	$23,254
Due after one year through five years	84,112	85,457
Due after five years through ten years	41,742	42,612
Due after ten years	7,854	7,854

	156,815	159,177
Mortgage-backed securities held to maturity	3,351,053	3,379,105

	$3,507,868	$3,538,282

A summary of investment securities that as of December 31, 2014 and 2013 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2014
Investment securities available for sale:
U.S. Treasury and federal agencies	$6,505	$(5)	$—	$—
Obligations of states and political subdivisions	1,785	(52)	121	(1)
Mortgage-backed securities:
Government issued or guaranteed	39,001	(186)	5,555	(151)
Privately issued	—	—	65	(3)
Collateralized debt obligations	2,108	(696)	5,512	(337)
Other debt securities	14,017	(556)	92,661	(18,092)
Equity securities	2,138	(1,164)	—	—

	65,554	(2,659)	103,914	(18,584)

Investment securities held to maturity:
Obligations of states and political subdivisions	29,886	(184)	268	(5)
Mortgage-backed securities:
Government issued or guaranteed	137,413	(361)	446,780	(6,639)
Privately issued	—	—	127,512	(44,576)

	167,299	(545)	574,560	(51,220)

Total	$232,853	$(3,204)	$678,474	$(69,804)

December 31, 2013
Investment securities available for sale:
U.S. Treasury and federal agencies	$745	$(2)	$—	$—
Obligations of states and political subdivisions	—	—	558	(6)
Mortgage-backed securities:
Government issued or guaranteed	1,697,094	(19,225)	5,815	(125)
Privately issued	—	—	98	(5)
Collateralized debt obligations	—	—	6,257	(857)
Other debt securities	1,428	(4)	103,602	(19,461)
Equity securities	159	(227)	—	—

	1,699,426	(19,458)	116,330	(20,454)

Investment securities held to maturity:
Obligations of states and political subdivisions	13,517	(120)	1,558	(15)
Mortgage-backed securities:
Government issued or guaranteed	2,629,950	(65,149)	—	—
Privately issued	—	—	159,005	(60,623)

	2,643,467	(65,269)	160,563	(60,638)

Total	$4,342,893	$(84,727)	$276,893	$(81,092)

The Company owned 296 individual investment securities with aggregate gross unrealized losses of $73 million at December 31, 2014. Based on a review of each of the securities in the investment securities portfolio at December 31, 2014, the Company concluded that it expected to recover the amortized cost basis of its investment. As of December 31, 2014, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At December 31, 2014, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $329 million of cost method investment securities.

At December 31, 2014, investment securities with a carrying value of $3,825,003,000, including $2,905,457,000 of investment securities available for sale, were pledged to secure borrowings from various FHLBs, repurchase agreements, governmental deposits, interest rate swap agreements and available lines of credit as described in note 9.

Investment securities pledged by the Company to secure obligations whereby the secured party is permitted by contract or custom to sell or repledge such collateral totaled $1,631,267,000 at December 31, 2014. The pledged securities included securities of the U.S. Treasury and federal agencies and mortgage-backed securities.

4.    Loans and leases

Total loans and leases outstanding were comprised of the following:

	December 31
	2014	2013
	(In thousands)
Loans
Commercial, financial, etc.	$18,280,049	$17,477,238
Real estate:
Residential	8,636,794	8,911,554
Commercial	22,614,174	21,799,886
Construction	5,061,269	4,457,650
Consumer	10,969,879	10,280,527

Total loans	65,562,165	62,926,855
Leases
Commercial	1,337,204	1,398,928

Total loans and leases	66,899,369	64,325,783
Less: unearned discount	(230,413)	(252,624)

Total loans and leases, net of unearned discount	$66,668,956	$64,073,159

One-to-four family residential mortgage loans held for sale were $435 million at December 31, 2014 and $401 million at December 31, 2013. Commercial real estate loans held for sale were $308 million at December 31, 2014 and $68 million at December 31, 2013.

During 2013, the Company securitized approximately $1.3 billion of one-to-four family residential real estate loans previously held in the Company’s loan portfolio into guaranteed mortgage-backed securities with the Government National Mortgage Association (“Ginnie Mae”) and recognized gains of $42,382,000. In addition, the Company securitized and sold in 2013 approximately $1.4 billion of automobile loans held in its loan portfolio, resulting in a gain of $20,683,000.

As of December 31, 2014, approximately $2.4 billion of commercial real estate loan balances serviced for others had been sold with recourse in conjunction with the Company’s participation in the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program. At December 31, 2014, the Company estimated that the recourse obligations described above were not material to the Company’s consolidated financial position. There have been no material losses incurred as a result of those credit recourse arrangements.

In addition to recourse obligations, as described in note 21, the Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. Charges incurred for such obligation, which are recorded as a reduction of mortgage banking revenues, were $4 million, $17 million and $28 million in 2014, 2013 and 2012, respectively.

The outstanding principal balance and the carrying amount of acquired loans that were recorded at fair value at the acquisition date that is included in the consolidated balance sheet were as follows:

	December 31
	2014	2013
	(In thousands)
Outstanding principal balance	$3,070,268	$4,656,811
Carrying amount:
Commercial, financial, leasing, etc.	247,820	580,685
Commercial real estate	961,828	1,541,368
Residential real estate	453,360	576,473
Consumer	933,537	1,308,926

	$2,596,545	$4,007,452

Purchased impaired loans included in the table above totaled $198 million at December 31, 2014 and $331 million at December 31, 2013, representing less than 1% of the Company’s assets as of each date. A summary of changes in the accretable yield for acquired loans for the years ended December 31, 2014, 2013 and 2012 follows:

For Year Ended December 31,	2014		2013		2012
	Purchased	Other	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired	Impaired	Acquired
	(In thousands)
Balance at beginning of period	$37,230	$538,633	$42,252	$638,272	$30,805	$807,960
Interest income	(21,263)	(178,670)	(36,727)	(247,295)	(40,551)	(295,654)
Reclassifications from nonaccretable balance, net	60,551	24,907	31,705	149,595	51,998	148,490
Other(a)	—	12,509	—	(1,939)	—	(22,524)

Balance at end of period	$76,518	$397,379	$37,230	$538,633	$42,252	$638,272

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

A summary of current, past due and nonaccrual loans as of December 31, 2014 and 2013 follows:

			90 Days or More Past Due and Accruing
	Current	30-89 Days Past Due	Non- acquired	Acquired(a)	Purchased Impaired(b)	Nonaccrual	Total
	(In thousands)
December 31, 2014
Commercial, financial, leasing, etc.	$19,228,265	$37,246	$1,805	$6,231	$10,300	$177,445	$19,461,292
Real estate:
Commercial	22,208,491	118,704	22,170	14,662	51,312	141,600	22,556,939
Residential builder and developer	1,273,607	11,827	492	9,350	98,347	71,517	1,465,140
Other commercial construction	3,484,932	17,678	—	—	17,181	25,699	3,545,490
Residential	7,640,368	226,932	216,489	35,726	18,223	180,275	8,318,013
Residential Alt-A	249,810	11,774	—	—	—	77,704	339,288
Consumer:
Home equity lines and loans	5,859,378	42,945	—	27,896	2,374	89,291	6,021,884
Automobile	1,931,138	30,500	—	133	—	17,578	1,979,349
Other	2,909,791	33,295	4,064	16,369	—	18,042	2,981,561

Total	$64,785,780	$530,901	$245,020	$110,367	$197,737	$799,151	$66,668,956

December 31, 2013
Commercial, financial, leasing, etc.	$18,489,474	$77,538	$4,981	$6,778	$15,706	$110,739	$18,705,216
Real estate:
Commercial	21,236,071	145,749	63,353	35,603	88,034	173,048	21,741,858
Residential builder and developer	1,025,984	8,486	141	7,930	137,544	96,427	1,276,512
Other commercial construction	2,986,598	42,234	—	8,031	57,707	35,268	3,129,838
Residential	7,630,368	295,131	294,649	43,700	29,184	252,805	8,545,837
Residential Alt-A	283,253	18,009	—	—	—	81,122	382,384
Consumer:
Home equity lines and loans	5,972,365	40,537	—	27,754	2,617	78,516	6,121,789
Automobile	1,314,246	29,144	—	366	—	21,144	1,364,900
Other	2,726,522	47,830	5,386	—	—	25,087	2,804,825

Total	$61,664,881	$704,658	$368,510	$130,162	$330,792	$874,156	$64,073,159

(a)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.

(b)	Accruing loans that were impaired at acquisition date and were recorded at fair value.

If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on such loans would have amounted to $58,314,000 in 2014, $62,010,000 in 2013 and $69,054,000 in 2012. The actual amounts included in interest income during 2014, 2013 and 2012 on such loans were $28,492,000, $31,987,000 and $30,484,000, respectively.

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

The table below summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the year ended December 31, 2014:

		Recorded Investment		Financial Effects of Modification
	Number	Pre- modifica- tion	Post- modifica- tion	Recorded Investment (a)	Interest (b)
	(Dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	95	$29,035	$23,628	$(5,407)	$—
Other	3	29,912	31,604	1,692	—
Combination of concession types	7	19,167	19,030	(137)	(20)
Real estate:
Commercial
Principal deferral	39	19,077	18,997	(80)	—
Interest rate reduction	1	255	252	(3)	(48)
Other	1	650	—	(650)	—
Combination of concession types	7	1,152	1,198	46	(264)
Residential builder and developer
Principal deferral	2	1,639	1,639	—	—
Other commercial construction
Principal deferral	4	6,703	6,611	(92)	—
Residential
Principal deferral	28	2,710	2,905	195	—
Interest rate reduction	11	1,146	1,222	76	(152)
Other	1	188	188	—	—
Combination of concession types	30	4,211	4,287	76	(483)
Residential Alt-A
Principal deferral	6	880	963	83	—
Combination of concession types	21	3,806	3,846	40	(386)
Consumer:
Home equity lines and loans
Principal deferral	3	280	280	—	—
Interest rate reduction	6	535	535	—	(120)
Combination of concession types	47	5,031	5,031	—	(560)
Automobile
Principal deferral	208	3,293	3,293	—	—
Interest rate reduction	9	152	152	—	(12)
Other	42	255	255	—	—
Combination of concession types	81	1,189	1,189	—	(100)
Other
Principal deferral	33	245	245	—	—
Interest rate reduction	4	293	293	—	(63)
Other	1	45	45	—	—
Combination of concession types	70	2,502	2,502	—	(761)

Total	760	$134,351	$130,190	$(4,161)	$(2,969)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.

(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

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

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended December 31, 2014, 2013 and 2012 and for which there was a subsequent payment default during the respective period were not material.

Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $120,000, amounted to $49,799,000 and $135,512,000 at December 31, 2014 and 2013, respectively. During 2014, new borrowings by such persons amounted to $12,327,000 (including any borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions (including reductions resulting from retirements) were $98,040,000.

At December 31, 2014, approximately $10.4 billion of commercial loans and leases, $9.7 billion of commercial real estate loans, $5.3 billion of one-to-four family residential real estate loans, $4.3 billion of home equity loans and lines of credit and $2.9 billion of other consumer loans were pledged to secure outstanding borrowings from the FHLB of New York and available lines of credit as described in note 9.

The Company’s loan and lease portfolio includes commercial lease financing receivables consisting of direct financing and leveraged leases for machinery and equipment, railroad equipment, commercial trucks and trailers, and aircraft. A summary of lease financing receivables follows:

	December 31
	2014	2013
	(In thousands)
Commercial leases:
Direct financings:
Lease payments receivable	$1,022,133	$1,052,214
Estimated residual value of leased assets	79,525	85,595
Unearned income	(103,777)	(114,101)

Investment in direct financings	997,881	1,023,708
Leveraged leases:
Lease payments receivable	102,457	127,821
Estimated residual value of leased assets	133,089	133,298
Unearned income	(44,288)	(47,188)

Investment in leveraged leases	191,258	213,931

Total investment in leases.	$1,189,139	$1,237,639

Deferred taxes payable arising from leveraged leases	$169,101	$172,296

Included within the estimated residual value of leased assets at December 31, 2014 and 2013 were $48 million and $54 million, respectively, in residual value associated with direct financing leases that are guaranteed by the lessees or others.

At December 31, 2014, the minimum future lease payments to be received from lease financings were as follows:

(In thousands)
Year ending December 31:
2015	$268,086
2016	242,248
2017	177,539
2018	127,985
2019	92,205
Later years	216,527

$1,124,590

5.    Allowance for credit losses

Changes in the allowance for credit losses for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
2014		Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$273,383	$324,978	$78,656	$164,644	$75,015	$916,676
Provision for credit losses	51,410	(13,779)	(3,974)	89,704	639	124,000
Net charge-offs
Charge-offs	(58,943)	(14,058)	(21,351)	(84,390)	—	(178,742)
Recoveries	22,188	10,786	8,579	16,075	—	57,628

Net charge-offs	(36,755)	(3,272)	(12,772)	(68,315)	—	(121,114)

Ending balance	$288,038	$307,927	$61,910	$186,033	$75,654	$919,562

2013
Beginning balance	$246,759	$337,101	$88,807	$179,418	$73,775	$925,860
Provision for credit losses	124,180	275	3,149	56,156	1,240	185,000
Allowance related to loans sold or securitized	—	—	—	(11,000)	—	(11,000)
Net charge-offs
Charge-offs	(109,329)	(34,595)	(23,621)	(85,965)	—	(253,510)
Recoveries	11,773	22,197	10,321	26,035	—	70,326

Net charge-offs	(97,556)	(12,398)	(13,300)	(59,930)	—	(183,184)

Ending balance	$273,383	$324,978	$78,656	$164,644	$75,015	$916,676

2012
Beginning balance	$234,022	$367,637	$91,915	$143,121	$71,595	$908,290
Provision for credit losses	42,510	5,211	34,864	119,235	2,180	204,000
Net charge-offs
Charge-offs	(41,148)	(41,945)	(44,314)	(103,348)	—	(230,755)
Recoveries	11,375	6,198	6,342	20,410	—	44,325

Net charge-offs	(29,773)	(35,747)	(37,972)	(82,938)	—	(186,430)

Ending balance	$246,759	$337,101	$88,807	$179,418	$73,775	$925,860

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

The following tables provide information with respect to loans and leases that were considered impaired as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012.

	December 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$132,340	$165,146	$31,779	$90,293	$112,092	$24,614
Real estate:
Commercial	83,955	96,209	14,121	113,570	132,325	19,520
Residential builder and developer	17,632	22,044	805	33,311	55,122	4,379
Other commercial construction	5,480	6,484	900	86,260	90,515	4,022
Residential	88,970	107,343	4,296	96,508	114,521	7,146
Residential Alt-A	101,137	114,565	11,000	111,911	124,528	14,000
Consumer:
Home equity lines and loans	19,771	20,806	6,213	13,672	14,796	3,312
Automobile	30,317	30,317	8,070	40,441	40,441	11,074
Other	18,973	18,973	5,459	17,660	17,660	4,541

	498,575	581,887	82,643	603,626	702,000	92,608

With no related allowance recorded:
Commercial, financial, leasing, etc.	73,978	81,493	—	28,093	33,095	—
Real estate:
Commercial	66,777	78,943	—	65,271	84,333	—
Residential builder and developer	58,820	96,722	—	72,366	104,768	—
Other commercial construction	20,738	41,035	—	7,369	11,493	—
Residential	16,815	26,750	—	84,144	95,358	—
Residential Alt-A	26,752	46,964	—	28,357	52,211	—

	263,880	371,907	—	285,600	381,258	—

Total:
Commercial, financial, leasing, etc.	206,318	246,639	31,779	118,386	145,187	24,614
Real estate:
Commercial	150,732	175,152	14,121	178,841	216,658	19,520
Residential builder and developer	76,452	118,766	805	105,677	159,890	4,379
Other commercial construction	26,218	47,519	900	93,629	102,008	4,022
Residential	105,785	134,093	4,296	180,652	209,879	7,146
Residential Alt-A	127,889	161,529	11,000	140,268	176,739	14,000
Consumer:
Home equity lines and loans	19,771	20,806	6,213	13,672	14,796	3,312
Automobile	30,317	30,317	8,070	40,441	40,441	11,074
Other	18,973	18,973	5,459	17,660	17,660	4,541

Total	$762,455	$953,794	$82,643	$889,226	$1,083,258	$92,608

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Average Recorded Investment	Interest Income Recognized		Average Recorded Investment	Interest Income Recognized
		Total	Cash Basis		Total	Cash Basis
	(In thousands)
Commercial, financial, leasing, etc.	$181,932	$2,251	$2,251	$155,188	$7,197	$7,197
Real estate:
Commercial	184,773	4,029	4,029	197,533	4,852	4,852
Residential builder and developer	91,149	142	142	147,288	1,043	796
Other commercial construction	62,734	1,893	1,893	96,475	5,248	5,248
Residential	126,005	9,180	6,978	183,059	6,203	4,111
Residential Alt-A	133,800	6,613	2,546	149,461	6,784	2,341
Consumer:
Home equity lines and loans	18,083	750	248	12,811	683	183
Automobile	35,173	2,251	295	44,116	2,916	515
Other	18,378	690	191	15,710	634	208

Total	$852,027	$27,799	$18,573	$1,001,641	$35,560	$25,451

	Year Ended December 31, 2012
		Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis
	(In thousands)
Commercial, financial, leasing, etc.	$151,314	$2,938	$2,938
Real estate:
Commercial	185,171	2,834	2,834
Residential builder and developer	249,191	1,563	1,102
Other commercial construction	99,672	5,020	5,020
Residential	132,888	5,284	3,300
Residential Alt-A	171,546	7,175	2,226
Consumer:
Home equity lines and loans	11,322	663	179
Automobile	51,650	3,470	724
Other	11,028	472	197

Total	$1,063,782	$29,419	$18,520

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

		Real Estate
	Commercial, Financial, Leasing, etc	Commercial	Residential Builder and Developer	Other Commercial Construction
	(In thousands)
December 31, 2014
Pass	$18,695,440	$21,837,022	$1,347,778	$3,347,522
Criticized accrual	588,407	578,317	45,845	172,269
Criticized nonaccrual	177,445	141,600	71,517	25,699

Total	$19,461,292	$22,556,939	$1,465,140	$3,545,490

December 31, 2013
Pass	$17,894,592	$20,972,257	$1,107,144	$3,040,106
Criticized accrual	699,885	596,553	72,941	54,464
Criticized nonaccrual	110,739	173,048	96,427	35,268

Total	$18,705,216	$21,741,858	$1,276,512	$3,129,838

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s Credit Department. In arriving at such forecasts, the Company considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a second lien position. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values. The carrying value of residential real estate loans and home equity loans and lines of credit for which a partial charge-off has been recognized aggregated $63 million and $18 million, respectively, at December 31, 2014 and $58 million and $18 million, respectively, at December 31, 2013. Residential real estate loans and home equity loans and lines of credit that were more than 150 days past due but did not require a partial charge-off because the net realizable value of the collateral exceeded the outstanding customer balance totaled $27 million and $28 million, respectively, at December 31, 2014 and $26 million and $21 million, respectively, at December 31, 2013.

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(In thousands)
December 31, 2014
Individually evaluated for impairment	$31,779	$15,490	$14,703	$19,742	$81,714
Collectively evaluated for impairment	251,607	291,244	45,061	165,140	753,052
Purchased impaired	4,652	1,193	2,146	1,151	9,142

Allocated	$288,038	$307,927	$61,910	$186,033	843,908

Unallocated					75,654

Total					$919,562

December 31, 2013
Individually evaluated for impairment	$24,614	$27,563	$21,127	$18,927	$92,231
Collectively evaluated for impairment	246,096	296,781	55,864	144,210	742,951
Purchased impaired	2,673	634	1,665	1,507	6,479

Allocated	$273,383	$324,978	$78,656	$164,644	841,661

Unallocated					75,015

Total					$916,676

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(In thousands)
December 31, 2014
Individually evaluated for impairment	$206,318	$252,347	$232,398	$69,061	$760,124
Collectively evaluated for impairment	19,244,674	27,148,382	8,406,680	10,911,359	65,711,095
Purchased impaired	10,300	166,840	18,223	2,374	197,737

Total	$19,461,292	$27,567,569	$8,657,301	$10,982,794	$66,668,956

December 31, 2013
Individually evaluated for impairment	$118,386	$376,339	$320,360	$71,773	$886,858
Collectively evaluated for impairment	18,571,124	25,488,584	8,578,677	10,217,124	62,855,509
Purchased impaired	15,706	283,285	29,184	2,617	330,792

Total	$18,705,216	$26,148,208	$8,928,221	$10,291,514	$64,073,159

6.    Premises and equipment

The detail of premises and equipment was as follows:

	December 31
	2014	2013
	(In thousands)
Land	$82,335	$84,220
Buildings — owned	406,522	402,065
Buildings — capital leases	1,131	1,131
Leasehold improvements	219,152	208,947
Furniture and equipment — owned	586,429	547,824
Furniture and equipment — capital leases	18,853	17,703

	1,314,422	1,261,890
Less: accumulated depreciation and amortization
Owned assets	686,372	617,228
Capital leases	15,066	11,142

	701,438	628,370

Premises and equipment, net	$612,984	$633,520

Net lease expense for all operating leases totaled $104,297,000 in 2014, $103,297,000 in 2013 and $102,924,000 in 2012. Minimum lease payments under noncancelable operating leases are presented in note 21. Minimum lease payments required under capital leases are not material.

7.    Capitalized servicing assets

Changes in capitalized servicing assets were as follows:

	Residential Mortgage Loans			Commercial Mortgage Loans
For Year Ended December 31,	2014	2013	2012	2014	2013	2012
	(In thousands)
Beginning balance	$126,377	$104,855	$131,264	$72,499	$59,978	$51,250
Originations	28,285	52,375	14,577	15,922	26,754	19,653
Purchases	289	272	109	730	—	—
Recognized in loan securitization transactions	—	13,696	—	—	—	—
Amortization	(45,080)	(44,821)	(41,095)	(16,212)	(14,233)	(10,925)

	109,871	126,377	104,855	72,939	72,499	59,978
Valuation allowance	—	(300)	(4,500)	—	—	—

Ending balance, net	$109,871	$126,077	$100,355	$72,939	$72,499	$59,978

	Other			Total
For Year Ended December 31,	2014	2013	2012	2014	2013	2012
	(In thousands)
Beginning balance	$11,225	$8,143	$15,678	$210,101	$172,976	$198,192
Originations	—	—	—	44,207	79,129	34,230
Purchases	—	—	—	1,019	272	109
Recognized in loan securitization transactions	—	9,382	—	—	23,078	—
Amortization	(7,118)	(6,300)	(7,535)	(68,410)	(65,354)	(59,555)

	4,107	11,225	8,143	186,917	210,101	172,976
Valuation allowance	—	—	—	—	(300)	(4,500)

Ending balance, net	$4,107	$11,225	$8,143	$186,917	$209,801	$168,476

Residential mortgage loans serviced for others were $64.4 billion at December 31, 2014, $69.1 billion at December 31, 2013 and $32.1 billion at December 31, 2012. Reflected in residential mortgage loans serviced for others were loans sub-serviced for others of $42.1 billion, $46.6 billion and $12.5 billion at December 31, 2014, 2013, and 2012, respectively. Commercial mortgage loans serviced for others were $11.3 billion at December 31, 2014, $11.4 billion at December 31, 2013 and $10.6 billion at December 31, 2012. Other loans serviced for others include small-balance commercial mortgage loans and automobile loans totaling $3.5 billion, $4.4 billion and $3.8 billion at December 31, 2014, 2013 and 2012, respectively.

Changes in the valuation allowance for capitalized residential mortgage servicing assets were not significant in 2014, 2013 or 2012. The estimated fair value of capitalized residential mortgage loan servicing assets was approximately $228 million at December 31, 2014 and $266 million at December 31, 2013. The fair value of capitalized residential mortgage loan servicing assets was estimated using weighted-average discount rates of 11.9% and 9.3% at December 31, 2014 and 2013, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2014 and 2013, the discount rate represented a weighted-average option-adjusted spread (“OAS”) of 1065 basis points (hundredths of one percent) and 770 basis points, respectively, over market implied forward London Interbank Offered Rates (“LIBOR”). The estimated fair value of capitalized residential mortgage loan servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The estimated fair value of capitalized commercial mortgage loan servicing assets was approximately $87 million and $85 million at December 31, 2014 and 2013, respectively. An 18% discount rate was used to estimate the fair value of capitalized commercial mortgage loan servicing rights at December 31, 2014 and 2013 with no prepayment assumptions because, in general, the servicing agreements allow the Company to share in customer loan prepayment fees and thereby recover the remaining carrying value of the capitalized servicing rights associated with such loan. The Company’s ability to realize the carrying value of capitalized commercial mortgage servicing rights is more dependent on the borrowers’ abilities to repay the underlying loans than on prepayments or changes in interest rates.

The key economic assumptions used to determine the fair value of significant portfolios of capitalized servicing rights at December 31, 2014 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

	Residential	Commercial
Weighted-average prepayment speeds	11.22%
Impact on fair value of 10% adverse change	$(8,001,000)
Impact on fair value of 20% adverse change	(15,364,000)
Weighted-average OAS	10.65%
Impact on fair value of 10% adverse change	$(6,959,000)
Impact on fair value of 20% adverse change	(13,492,000)
Weighted-average discount rate		18.00%
Impact on fair value of 10% adverse change		$(3,671,000)
Impact on fair value of 20% adverse change		(7,092,000)

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

8.    Goodwill and other intangible assets

In accordance with GAAP, the Company does not amortize goodwill, however, core deposit and other intangible assets are amortized over the estimated life of each respective asset. Total amortizing intangible assets were comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
December 31, 2014
Core deposit	$755,794	$730,188	$25,606
Other	177,268	167,847	9,421

Total	$933,062	$898,035	$35,027

December 31, 2013
Core deposit	$755,794	$705,518	$50,276
Other	177,268	158,693	18,575

Total	$933,062	$864,211	$68,851

Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of five to ten years. The weighted-average original amortization period was approximately eight years. The remaining weighted-average amortization period as of December 31, 2014 was approximately two years. Amortization expense for core deposit and other intangible assets was $33,824,000, $46,912,000 and $60,631,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated amortization expense in future years for such intangible assets is as follows:

(In thousands)
Year ending December 31:
2015	$20,938
2016	10,052
2017	3,303
2018	734

$35,027

In accordance with GAAP, the Company completed annual goodwill impairment tests as of October 1, 2014, 2013 and 2012. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations, which has historically been the Company’s core relationship business reporting units. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The implied fair value of the goodwill was determined as the difference between the estimated incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. To test for goodwill impairment at each evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. The methodologies used to estimate fair values of reporting units as of the acquisition dates and as of the evaluation dates were similar. For the Company’s core customer relationship business reporting units, fair value was estimated as the present value of the expected future cash flows of the reporting unit. Based on the results of the goodwill impairment tests, the Company concluded that the amount of recorded goodwill was not impaired at the respective testing dates.

A summary of goodwill assigned to each of the Company’s reportable segments as of December 31, 2014 and 2013 for purposes of testing for impairment is as follows.

(In thousands)
Business Banking	$748,907
Commercial Banking	907,524
Commercial Real Estate	349,197
Discretionary Portfolio	—
Residential Mortgage Banking	—
Retail Banking	1,144,404
All Other	374,593

Total	$3,524,625

9.    Borrowings

The amounts and interest rates of short-term borrowings were as follows:

	Federal Funds Purchased and Repurchase Agreements	Other Short-term Borrowings	Total
	(Dollars in thousands)
At December 31, 2014
Amount outstanding	$192,676	—	$192,676
Weighted-average interest rate	0.07%	—	0.07%
For the year ended December 31, 2014
Highest amount at a month-end	$280,350	—
Daily-average amount outstanding	214,736	—	$214,736
Weighted-average interest rate	0.05%	—	0.05%
At December 31, 2013
Amount outstanding	$260,455	—	$260,455
Weighted-average interest rate	0.04%	—	0.04%
For the year ended December 31, 2013
Highest amount at a month-end	$563,879	—
Daily-average amount outstanding	390,034	—	$390,034
Weighted-average interest rate	0.11%	—	0.11%
At December 31, 2012
Amount outstanding	$1,074,482	—	$1,074,482
Weighted-average interest rate	0.11%	—	0.11%
For the year ended December 31, 2012
Highest amount at a month-end	$1,224,194	$50,016
Daily-average amount outstanding	822,859	16,043	$838,902
Weighted-average interest rate	0.15%	0.57%	0.15%

Short-term borrowings have a stated maturity of one year or less at the date the Company enters into the obligation. In general, federal funds purchased and short-term repurchase agreements outstanding at December 31, 2014 matured on the next business day following year-end.

At December 31, 2014, the Company had lines of credit under formal agreements as follows:

	M&T Bank	Wilmington Trust, N.A.
	(In thousands)
Outstanding borrowings	$1,161,475	$—
Unused	19,825,036	275,414

At December 31, 2014, M&T Bank had borrowing facilities available with the FHLBs whereby M&T Bank could borrow up to approximately $8.1 billion. Additionally, M&T Bank and Wilmington Trust, National Association (“Wilmington Trust, N.A.”), a wholly owned subsidiary of M&T, had available lines of credit with the Federal Reserve Bank of New York totaling approximately $13.1 billion at December 31, 2014. M&T Bank and Wilmington Trust, N.A. are required to pledge loans and investment securities as collateral for these borrowing facilities.

Long-term borrowings were as follows:

	December 31,
	2014	2013
	(In thousands)
Senior notes of M&T Bank:
Variable rate due 2016	$300,000	$300,000
Variable rate due 2017	550,000	—
1.25% due 2017	499,969	—
1.40% due 2017	749,756	—
1.45% due 2018	503,118	502,479
2.25% due 2019	648,243	—
2.30% due 2019	748,965	—
Advances from FHLB:
Fixed rates	1,161,514	29,079
Agreements to repurchase securities	1,400,000	1,400,000
Subordinated notes of Wilmington Trust Corporation
(a wholly owned subsidiary of M&T):
8.50% due 2018	218,883	224,067
Subordinated notes of M&T Bank:
6.625% due 2017	428,627	437,582
9.50% due 2018	—	50,000
5.585% due 2020, variable rate commencing 2015	400,846	392,964
5.629% due 2021, variable rate commencing 2016	538,961	559,378
Junior subordinated debentures of M&T associated with preferred capital securities:
Fixed rates:
M&T Capital Trust I — 8.234%, due 2027	154,640	154,640
M&T Capital Trust II — 8.277%, due 2027	103,093	103,093
M&T Capital Trust III — 9.25%, due 2027	65,784	66,109
BSB Capital Trust I — 8.125%, due 2028	15,612	15,589
Provident Trust I — 8.29%, due 2028	25,405	25,051
Southern Financial Statutory Trust I — 10.60%, due 2030	6,550	6,521
M&T Capital Trust IV — 8.50%, due 2068	—	350,010
Variable rates:
First Maryland Capital I — due 2027	145,179	144,641
First Maryland Capital II — due 2027	146,627	145,964
Allfirst Asset Trust — due 2029	96,204	96,059
BSB Capital Trust III — due 2033	15,464	15,464
Provident Trust III — due 2033	52,692	52,176
Southern Financial Capital Trust III — due 2033	7,816	7,747
Other	23,011	30,257

	$9,006,959	$5,108,870

During the first quarter of 2013, M&T Bank instituted a Bank Note Program pursuant to which it has issued senior notes in 2014 and 2013. The floating rate notes pay interest quarterly at rates that are indexed to the three-month LIBOR. The contractual interest rates for the floating rate senior notes ranged from 0.54% to 0.61% at December 31, 2014 and were 0.54% at December 31, 2013. The weighted-average contractual interest rate payable was 0.56% at December 31, 2014.

Long-term fixed rate advances from the FHLB had contractual interest rates ranging from 1.17% to 7.32% at December 31, 2014 and from 3.48% to 7.32% at December 31, 2013. The weighted-average contractual interest rates payable were 1.68% at December 31, 2014 and 4.60% at December 31, 2013. Advances from the FHLB mature at various dates through 2035 and are secured by residential real estate loans, commercial real estate loans and investment securities.

Long-term agreements to repurchase securities had contractual interest rates that ranged from 3.61% to 4.30% at each of December 31, 2014 and 2013 with a weighted-average contractual interest rate of 3.90%. The agreements reflect various repurchase dates through 2017, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates. The agreements are subject to legally enforceable master netting arrangements, however, the Company has not offset any amounts related to these agreements in its consolidated financial statements. The Company posted collateral of $1.5 billion and $1.6 billion at December 31, 2014 and 2013, respectively.

The subordinated notes of M&T Bank and Wilmington Trust Corporation are unsecured and are subordinate to the claims of other creditors of those entities.

The fixed and floating rate junior subordinated deferrable interest debentures of M&T (“Junior Subordinated Debentures”) are held by various trusts and were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities were includable in M&T’s Tier 1 capital through December 31, 2014. In 2015, only 25% of then-outstanding securities are included in Tier 1 capital and beginning in 2016 none of the securities will be included in Tier 1 capital. The variable rate Junior Subordinated Debentures pay interest quarterly at rates that are indexed to the three-month LIBOR. Those rates ranged from 1.08% to 3.58% at December 31, 2014 and from 1.09% to 3.59% at December 31, 2013. The weighted-average variable rates payable on those Junior Subordinated Debentures were 1.66% at December 31, 2014 and 1.67% at December 31, 2013.

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

The Capital Securities will remain outstanding until the Junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity or are distributed in liquidation to the trusts. The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates (ranging from 2027 to 2033) of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after an optional redemption prior to contractual maturity contemporaneously with the optional redemption of the related Junior Subordinated Debentures in whole or in part, subject to possible regulatory approval. In February 2014, M&T redeemed all of the issued and outstanding 8.5% $350 million trust preferred securities issued by M&T Capital Trust IV and the related Junior Subordinated Debentures held by M&T Capital Trust IV.

Long-term borrowings at December 31, 2014 mature as follows:

(In thousands)
Year ending December 31:
2015	$6,444
2016	1,105,540
2017	3,407,786
2018	723,516
2019	1,971,842
Later years	1,791,831

$9,006,959

10.    Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T is presented below:

	December 31, 2014		December 31, 2013
	Shares Issued and Outstanding	Carrying Value	Shares Issued and Outstanding	Carrying Value
	(Dollars in thousands)
Series A(a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share	230,000	$230,000	230,000	$230,000
Series C(a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share	151,500	151,500	151,500	151,500
Series D(b)
Fixed Rate Non-cumulative Perpetual Preferred Stock, Series D, $10,000 liquidation preference per share	50,000	500,000	50,000	500,000
Series E(c)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock, Series E, $1,000 liquidation preference per share	350,000	350,000	—	—

(a)	Dividends, if declared, were paid quarterly at a rate of 5% per year through November 14, 2013 and are paid at 6.375% thereafter. Warrants to purchase M&T common stock were issued in connection with the Series A and C preferred stock (Series A — 1,218,522 common shares at $73.86 per share; Series C — 407,542 common shares at $55.76 per share). In March 2013, the Series C warrant were exercised in a “cashless” exercise, resulting in the issuance of 186,589 common shares. During 2014 and 2013, 427,905 and 69,127, respectively, of the Series A warrants were exercised in “cashless” exercises, resulting in the issuance of 169,543 and 25,427 common shares. Remaining outstanding Series A warrants were 721,490 at December 31, 2014.

(b)	Dividends, if declared, will be paid semi-annually at a rate of 6.875% per year. The shares are redeemable in whole or in part on or after June 15, 2016. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

(c)	Dividends, if declared, will be paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter will be paid quarterly at a rate of the three-month LIBOR plus 361 basis points (hundredths of one percent). The shares are redeemable in whole or in part on or after February 15, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

In addition to the Series A and Series C warrants mentioned in (a) above, a ten-year warrant to purchase 95,383 shares of M&T common stock at $518.96 per share was outstanding at each of December 31, 2014 and 2013. The obligation under that warrant was assumed by M&T in an acquisition.

11.    Stock-based compensation plans

Stock-based compensation expense was $65 million in 2014, $55 million in 2013 and $57 million in 2012. The Company recognized income tax benefits related to stock-based compensation of $31 million in 2014, $29 million in 2013 and $30 million in 2012.

The Company’s equity incentive compensation plan allows for the issuance of various forms of stock-based compensation, including stock options, restricted stock, restricted stock units and performance-based awards. At December 31, 2014 and 2013, respectively, there were 4,398,496 and 4,874,542 shares available for future grant under the Company’s equity incentive compensation plan.

Restricted stock awards

Restricted stock awards are comprised of restricted stock and restricted stock units. Restricted stock awards granted in 2014 vest over three years. Restricted stock awards granted prior to 2014 generally vest over four years. A portion of restricted stock awards granted in 2014 require a performance condition to be met before such awards vest. Unrecognized compensation expense associated with restricted stock was $19 million as of December 31, 2014 and is expected to be recognized over a weighted-average period of approximately one year. The Company may issue restricted shares from treasury stock to the extent available or issue new shares. The number of restricted shares issued was 221,822 in 2014, 269,755 in 2013 and 453,908 in 2012, with a weighted-average grant date fair value of $24,765,000 in 2014, $27,716,000 in 2013 and $36,969,000 in 2012. Unrecognized compensation expense associated with restricted stock units was $7 million as of December 31, 2014 and is expected to be recognized over a weighted-average period of approximately one year. During 2014, 2013 and 2012 the number of restricted stock units issued was 299,525, 315,316 and 278,505, respectively, with a weighted-average grant date fair value of $33,406,000, $32,380,000 and $22,139,000, respectively.

A summary of restricted stock and restricted stock unit activity follows:

	Restricted Stock Units Outstanding	Weighted- Average Grant Price	Restricted Stock Outstanding	Weighted- Average Grant Price
Unvested at January 1, 2014	770,830	$89.58	862,695	$87.29
Granted	299,525	111.53	221,822	111.64
Vested	(279,747)	84.95	(295,438)	81.32
Cancelled	(1,197)	103.25	(27,434)	96.70

Unvested at December 31, 2014	789,411	$99.53	761,645	$96.36

Stock option awards

Stock options issued generally vest over four years and are exercisable over terms not exceeding ten years and one day. The Company used an option pricing model to estimate the grant date present value of stock options granted. Stock options granted in 2014, 2013 and 2012 were not significant.

A summary of stock option activity follows:

	Stock Options Outstanding	Weighted-Average		Aggregate Intrinsic Value (In thousands)
		Exercise Price	Life (In Years)
Outstanding at January 1, 2014	4,880,761	$105.48
Granted	200	111.51
Exercised	(1,372,113)	101.55
Expired	(75,978)	184.15

Outstanding at December 31, 2014	3,432,870	$105.31	2.1	$71,418

Exercisable at December 31, 2014	3,432,470	$105.31	2.1	$71,408

For 2014, 2013 and 2012, M&T received $127 million, $172 million and $153 million, respectively, in cash and realized tax benefits from the exercise of stock options of $9 million, $12 million and $8 million, respectively. The intrinsic value of stock options exercised during those periods was $26 million, $34 million and $21 million, respectively. As of December 31, 2014, the amount of unrecognized compensation cost related to non-vested stock options was not significant. The total grant date fair value of stock options vested during 2014 and 2013 was not significant, and for 2012 was $17 million. Upon the exercise of stock options, the Company may issue shares from treasury stock to the extent available or issue new shares.

Stock purchase plan

The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock at a discount through accumulated payroll deductions. In connection with the employee stock purchase plan, 2,500,000 shares of M&T common stock were authorized for issuance under a plan adopted in 2013. There were 85,761 shares issued in 2014, no shares issued in 2013 and 151,014 shares issued in 2012 under a previous plan. For 2014 and 2012, M&T received $8,607,000 and $10,117,000, respectively, in cash for shares purchased through the employee stock purchase plan. Compensation expense recognized for the stock purchase plan was not significant in 2014, 2013 or 2012.

Deferred bonus plan

The Company provided a deferred bonus plan pursuant to which eligible employees could elect to defer all or a portion of their annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants could elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 29,297 and 33,046 at December 31, 2014 and 2013, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet.

Directors’ stock plan

The Company maintains a compensation plan for non-employee members of the Company’s boards of directors and directors advisory councils that allows such members to receive all or a portion of their compensation in shares of M&T common stock. Through December 31, 2014, 211,655 shares had been issued in connection with the directors’ stock plan.

Through acquisitions, the Company assumed obligations to issue shares of M&T common stock related to deferred directors compensation plans. Shares of common stock issuable under such plans were 12,033 and 14,185 at December 31, 2014 and 2013, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet.

12.    Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. The Company uses a December 31 measurement date for all of its plans.

Net periodic pension expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Service cost	$20,520	$24,360	$29,549
Interest cost on benefit obligation	69,162	60,130	62,037
Expected return on plan assets	(91,568)	(87,353)	(70,511)
Amortization of prior service credit	(6,552)	(6,556)	(6,559)
Recognized net actuarial loss	14,494	41,076	37,386

Net periodic pension expense	$6,056	$31,657	$51,902

Net other postretirement benefits expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Service cost	$605	$742	$668
Interest cost on benefit obligation	2,778	2,691	3,737
Amortization of prior service cost (credit)	(1,359)	(1,359)	21
Recognized net actuarial loss	—	360	530

Net other postretirement benefits expense	$2,024	$2,434	$4,956

Data relating to the funding position of the defined benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,484,193	$1,644,567	$60,592	$74,966
Service cost	20,520	24,360	605	742
Interest cost	69,162	60,130	2,778	2,691
Plan participants’ contributions	—	—	3,498	3,069
Amendments	4,619	—	—	—
Actuarial (gain) loss	300,444	(184,181)	7,793	(12,830)
Medicare Part D reimbursement	—	—	495	509
Benefits paid	(65,529)	(60,683)	(8,259)	(8,555)

Benefit obligation at end of year	1,813,409	1,484,193	67,502	60,592

Change in plan assets:
Fair value of plan assets at beginning of year	1,506,684	1,408,771	—	—
Actual return on plan assets	56,430	150,795	—	—
Employer contributions	8,076	7,801	4,266	4,977
Plan participants’ contributions	—	—	3,498	3,069
Medicare Part D reimbursement	—	—	495	509
Benefits and other payments	(65,529)	(60,683)	(8,259)	(8,555)

Fair value of plan assets at end of year	1,505,661	1,506,684	—	—

Funded status	$(307,748)	$22,491	$(67,502)	$(60,592)

Assets and liabilities recognized in the consolidated balance sheet were:
Net prepaid asset	$—	$139,576	$—	$—
Accrued liabilities	(307,748)	(117,085)	(67,502)	(60,592)

Amounts recognized in accumulated other comprehensive income (“AOCI”) were:
Net loss (gain)	$512,473	$191,386	$6,737	$(1,056)
Net prior service cost	(5,728)	(16,899)	(10,455)	(11,814)

Pre-tax adjustment to AOCI	506,745	174,487	(3,718)	(12,870)
Taxes.	(198,897)	(68,486)	1,459	5,051

Net adjustment to AOCI.	$307,848	$106,001	$(2,259)	$(7,819)

The Company has an unfunded supplemental pension plan for certain key executives and others. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan were $135,891,000 as of December 31, 2014 and $117,085,000 as of December 31, 2013.

The accumulated benefit obligation for all defined benefit pension plans was $1,782,387,000 and $1,460,498,000 at December 31, 2014 and 2013, respectively.

GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of other comprehensive income. As indicated in the preceding table, as of December 31, 2014 the Company recorded a minimum liability adjustment of $503,027,000 ($506,745,000 related to pension plans and $(3,718,000) related to other postretirement benefits) with a corresponding reduction of shareholders’ equity, net of applicable deferred taxes, of $305,589,000. In aggregate, the benefit plans realized a net loss during 2014 that resulted from actual experience differing from the plan assumptions utilized and from changes in actuarial assumptions. The main factors contributing to that loss were a decrease in the discount rate used in the measurement of the benefit obligations to 4.00% at December 31, 2014 from 4.75% at December 31, 2013 and the migration to updated actuarial mortality tables issued by the Society of Actuaries reflecting longer life expectancy of the plan’s participants. As a result, the Company increased its minimum liability adjustment from that which was recorded at December 31, 2013 by $341,410,000 with a corresponding decrease to shareholders’ equity that, net of applicable deferred taxes, was $207,407,000. The table below reflects the changes in plan assets and benefit obligations recognized in other comprehensive income related to the Company’s postretirement benefit plans.

	Pension Plans	Other Postretirement Benefit Plans	Total
	(In thousands)
2014
Net loss	$335,581	$7,793	$343,374
Prior service cost	4,619	—	4,619
Amortization of prior service credit	6,552	1,359	7,911
Amortization of loss	(14,494)	—	(14,494)

Total recognized in other comprehensive income, pre-tax	$332,258	$9,152	$341,410

2013
Net gain	$(247,622)	$(12,830)	$(260,452)
Amortization of prior service credit	6,556	1,359	7,915
Amortization of loss	(41,076)	(360)	(41,436)

Total recognized in other comprehensive income, pre-tax	$(282,142)	$(11,831)	$(293,973)

The following table reflects the amortization of amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit expense during 2015:

	Pension Plans	Other Postretirement Benefit Plans
	(In thousands)
Amortization of net prior service credit	$(6,005)	$(1,359)
Amortization of net loss	44,653	91

The Company also provides a qualified defined contribution pension plan to eligible employees who were not participants in the defined benefit pension plan as of December 31, 2005 and to other employees who have elected to participate in the defined contribution plan. The Company makes contributions to the defined contribution plan each year in an amount that is based on an individual participant’s total compensation (generally defined as total wages, incentive compensation, commissions and bonuses) and years of service. Participants do not contribute to the defined contribution pension plan. Pension expense recorded in 2014, 2013 and 2012 associated with the defined contribution pension plan was approximately $22 million, $21 million and $17 million, respectively.

Assumptions

The assumed weighted-average rates used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Discount rate	4.00%	4.75%	4.00%	4.75%
Rate of increase in future compensation levels	4.39%	4.42%	—	—

The assumed weighted-average rates used to determine net benefit expense for the years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.75%	3.75%	4.25%	4.75%	3.75%	4.25%
Long-term rate of return on plan assets	6.50%	6.50%	6.50%	—	—	—
Rate of increase in future compensation levels	4.42%	4.50%	4.50%	—	—	—

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

For measurement of other postretirement benefits, a 7.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2015. The rate was assumed to decrease to 5.00% over 28 years. A one-percentage point change in assumed health care cost trend rates would have had the following effects:

	+1%	-1%
	(In thousands)
Increase (decrease) in:
Service and interest cost	$97	$(88)
Accumulated postretirement benefit obligation	3,005	(2,678)

Plan Assets

The Company’s policy is to invest the pension plan assets in a prudent manner for the purpose of providing benefit payments to participants and mitigating reasonable expenses of administration. The Company’s investment strategy is designed to provide a total return that, over the long-term, places a strong emphasis on the preservation of capital. The strategy attempts to maximize investment returns on assets at a level of risk deemed appropriate by the Company while complying with applicable regulations and laws. The investment strategy utilizes asset diversification as a principal determinant for establishing an appropriate risk profile while emphasizing total return realized from capital appreciation, dividends and interest income. The target allocations for plan assets are generally 45 to 80 percent equity securities, 5 to 40 percent debt securities, and 5 to 30 percent money-market funds/cash equivalents and other investments, although holdings could be more or less than these general guidelines based on market conditions at the time and actions taken or recommended by the investment managers providing advice to the Company. Equity securities include investments in large-cap and mid-cap companies located in the United States and equity mutual funds with domestic and international investments, and, to a lesser extent, direct investments in foreign-based companies. Debt securities include corporate bonds of companies from diversified industries, mortgage-backed securities guaranteed by government agencies, U.S. Treasury securities, and mutual funds that invest in debt securities. Additionally, the Company’s defined benefit pension plan held $172,026,000 (11.4% of total assets) of real estate, private equity and other investments at December 31, 2014. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. Furthermore, management regularly reviews the investment policy and may, if deemed appropriate, make changes to the target allocations noted above.

The fair values of the Company’s pension plan assets at December 31, 2014, by asset category, were as follows:

	Fair Value Measurement of Plan Assets At December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Asset category:
Money-market funds	$29,458	$29,458	$—	$—
Equity securities:
M&T	154,252	154,252	—	—
Domestic(a)	214,127	214,127	—	—
International(b)	16,170	16,170	—	—
Mutual funds:
Domestic(a)	305,817	305,817	—	—
International(b)	381,101	381,101	—	—

	1,071,467	1,071,467	—	—

Debt securities:
Corporate(c)	102,848	—	102,848	—
Government	92,772	—	92,772	—
International	7,196	—	7,196	—
Mutual funds:
Domestic(d)	27,847	27,847	—	—

	230,663	27,847	202,816	—

Other:
Diversified mutual fund	96,936	96,936	—	—
Private real estate	2,162	—	—	2,162
Private equity	6,234	—	—	6,234
Hedge funds	66,694	42,430	—	24,264

	172,026	139,366	—	32,660

Total(e)	$1,503,614	$1,268,138	$202,816	$32,660

The fair values of the Company’s pension plan assets at December 31, 2013, by asset category, were as follows:

	Fair Value Measurement of Plan Assets At December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Asset category:
Money-market funds	$37,952	$37,952	$—	$—
Equity securities:
M&T	142,955	142,955	—	—
Domestic(a)	271,203	271,203	—	—
International(b)	24,053	24,053	—	—
Mutual funds:
Domestic(a)	194,099	194,099	—	—
International(b)	413,685	413,685	—	—

	1,045,995	1,045,995	—	—

Debt securities:
Corporate(c)	63,196	—	63,196	—
Government	75,043	—	75,043	—
International	2,443	—	2,443	—
Mutual funds:
Domestic(d)	68,280	68,280	—	—
International	43,742	43,742	—	—

	252,704	112,022	140,682	—

Other:
Diversified mutual fund	93,055	93,055	—	—
Private real estate	3,123	—	—	3,123
Private equity	6,199	—	—	6,199
Hedge funds	65,663	41,489	—	24,174

	168,040	134,544	—	33,496

Total(e)	$1,504,691	$1,330,513	$140,682	$33,496

(a)	This category is comprised of equities of companies primarily within the mid-cap and large-cap sectors of the U.S. economy and range across diverse industries.

(b)	This category is comprised of equities in companies primarily within the mid-cap and large-cap sectors of international markets mainly in developed markets in Europe and the Pacific Rim.

(c)	This category represents investment grade bonds of U.S. issuers from diverse industries.

(d)	Approximately 55% of the mutual funds were invested in investment grade bonds of U.S. issuers and 45% in high-yielding bonds at December 31, 2014. Approximately 35% of the mutual funds were invested in investment grade bonds of U.S. issuers and 65% in high-yielding bonds at December 31, 2013. The holdings within the funds were spread across diverse industries.

(e)	Excludes dividends and interest receivable totaling $2,047,000 and $1,993,000 at December 31, 2014 and 2013, respectively.

Pension plan assets included common stock of M&T with a fair value of $154,252,000 (10.2% of total plan assets) at December 31, 2014 and $142,955,000 (9.5% of total plan assets) at December 31, 2013. No other investment in securities of a non-U.S. Government or government agency issuer exceeded ten percent of plan assets at December 31, 2014. Assets subject to Level 3 valuations did not constitute a significant portion of plan assets at December 31, 2014 or December 31, 2013.

The changes in Level 3 pension plan assets measured at estimated fair value on a recurring basis during the year ended December 31, 2014 were as follows:

	Balance – January 1, 2014	Sales	Total Realized/ Unrealized Gains	Balance – December 31, 2014
	(In thousands)
Other
Private real estate	$3,123	$(1,167)	$206	$2,162
Private equity	6,199	(905)	940	6,234
Hedge funds	24,174	(513)	603	24,264

Total	$33,496	$(2,585)	$1,749	$32,660

The Company makes contributions to its funded qualified defined benefit pension plan as required by government regulation or as deemed appropriate by management after considering factors such as the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plan. Subject to the impact of actual events and circumstances that may occur in 2015, the Company may make contributions to the qualified defined benefit pension plan in 2015, but the amount of any such contribution has not yet been determined. The Company did not make any contributions to the plan in 2014 or 2013. The Company regularly funds the payment of benefit obligations for the supplemental defined benefit pension and postretirement benefit plans because such plans do not hold assets for investment. Payments made by the Company for supplemental pension benefits were $8,076,000 and $7,801,000 in 2014 and 2013, respectively. Payments made by the Company for postretirement benefits were $4,266,000 and $4,977,000 in 2014 and 2013, respectively. Payments for supplemental pension and other postretirement benefits for 2015 are not expected to differ from those made in 2014 by an amount that will be material to the Company’s consolidated financial position.

Estimated benefits expected to be paid in future years related to the Company’s defined benefit pension and other postretirement benefits plans are as follows:

	Pension Benefits	Other Postretirement Benefits
	(In thousands)
Year ending December 31:
2015	$70,107	$5,830
2016	73,169	5,719
2017	77,294	5,554
2018	81,231	5,412
2019	87,027	5,281
2020 through 2024	497,177	24,190

The Company has a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. Employee benefits expense resulting from the Company’s contributions to the RSP totaled $32,466,000, $31,797,000 and $31,305,000 in 2014, 2013 and 2012, respectively.

13.    Income taxes

The components of income tax expense were as follows:

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Current
Federal	$378,978	$371,249	$309,156
State and city	50,790	68,035	82,014

Total current	429,768	439,284	391,170

Deferred
Federal	65,503	106,537	117,229
State and city	27,345	33,248	14,629

Total deferred	92,848	139,785	131,858

Total income taxes applicable to pre-tax income	$522,616	$579,069	$523,028

The Company files a consolidated federal income tax return reflecting taxable income earned by all domestic subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with GAAP, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2014, M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $79,121,000. No actions are planned that would cause this reserve to become wholly or partially taxable.

Income taxes attributable to gains or losses on bank investment securities were an expense of $18,313,000 in 2013 and a benefit of $18,766,000 in 2012. There were no gains or losses on bank investment securities in 2014. No alternative minimum tax expense was recognized in 2014, 2013 or 2012.

Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Income taxes at statutory federal income tax rate	$556,102	$601,142	$543,384
Increase (decrease) in taxes:
Tax-exempt income	(31,752)	(34,747)	(33,890)
State and city income taxes, net of federal income tax effect	50,788	65,834	62,818
Low income housing and other credits	(49,526)	(49,206)	(42,074)
Other	(2,996)	(3,954)	(7,210)

	$522,616	$579,069	$523,028

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2014	2013	2012
	(In thousands)
Losses on loans and other assets	$605,273	$645,713	$809,033
Postretirement and other employee benefits	34,052	30,023	34,517
Incentive compensation plans	36,450	37,772	50,067
Interest on loans	79,147	100,725	72,278
Retirement benefits	120,222	—	91,980
Stock-based compensation	64,017	63,101	69,874
Depreciation and amortization	3,527	1,404	12,130
Other	100,999	121,561	103,027

Gross deferred tax assets	1,043,687	1,000,299	1,242,906

Leasing transactions	(280,596)	(284,370)	(291,524)
Unrealized investment gains	(82,065)	(21,779)	(23,574)
Capitalized servicing rights	(46,393)	(46,041)	(20,348)
Interest on subordinated note exchange	(3,125)	(6,075)	(8,794)
Retirement benefits	—	(9,397)	—
Other	(63,814)	(49,450)	(61,410)

Gross deferred tax liabilities	(475,993)	(417,112)	(405,650)

Net deferred tax asset	$567,694	$583,187	$837,256

The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.

The income tax credits shown in the statement of income of M&T in note 25 arise principally from operating losses before dividends from subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Federal, State and Local Tax	Accrued Interest	Unrecognized Income Tax Benefits
	(In thousands)
Gross unrecognized tax benefits at January 1, 2012	$18,333	$9,277	$27,610
Increases in unrecognized tax benefits as a result of tax positions taken during 2012	860	—	860
Increases in unrecognized tax benefits as a result of tax positions taken in prior years	—	4,514	4,514
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(1,002)	—	(1,002)
Decreases in unrecognized tax benefits because applicable returns are no longer subject to examination	(1,643)	(1,412)	(3,055)

Gross unrecognized tax benefits at December 31, 2012	16,548	12,379	28,927
Increases in unrecognized tax benefits as a result of tax positions taken during 2013	2,267	—	2,267
Increases in unrecognized tax benefits as a result of tax positions taken in prior years	—	4,429	4,429
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(1,854)	(487)	(2,341)
Decreases in unrecognized tax benefits because applicable returns are no longer subject to examination	(2,350)	(1,625)	(3,975)

Gross unrecognized tax benefits at December 31, 2013	14,611	14,696	29,307
Increases in unrecognized tax benefits as a result of tax positions taken during 2014	769	—	769
Increases in unrecognized tax benefits as a result of tax positions taken in prior years	—	453	453
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(4,668)	(11,280)	(15,948)

Gross unrecognized tax benefits at December 31, 2014	$10,712	$3,869	14,581

Less: Federal, state and local income tax benefits			(5,103)

Net unrecognized tax benefits at December 31, 2014 that, if recognized, would impact the effective income tax rate			$9,478

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the consolidated statement of income. The balance of accrued interest at December 31, 2014 is included in the table above. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should determinations rendered by tax authorities ultimately indicate that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Under statute, the Company’s federal income tax returns for the years 2010 through 2013 could be adjusted by the Internal Revenue Service, although examinations for those tax years have been largely concluded. The Company also files income tax returns in over forty states and numerous local jurisdictions. Substantially all material state and local matters have been concluded for years through 2010. It is not reasonably possible to estimate when examinations for any subsequent years will be completed.

14.    Earnings per common share

The computations of basic earnings per common share follow:

	Year Ended December 31
	2014	2013	2012
	(In thousands, except per share)
Income available to common shareholders:
Net income	$1,066,246	$1,138,480	$1,029,498
Less: Preferred stock dividends(a)	(75,878)	(54,120)	(53,450)
Amortization of preferred stock discount(a)	—	(7,942)	(8,026)

Net income available to common equity	990,368	1,076,418	968,022
Less: Income attributable to unvested stock-based compensation awards	(11,837)	(13,989)	(14,632)

Net income available to common shareholders	$978,531	$1,062,429	$953,390
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	132,532	130,354	127,793
Less: Unvested stock-based compensation awards	(1,582)	(1,700)	(1,929)

Weighted-average shares outstanding	130,950	128,654	125,864
Basic earnings per common share	$7.47	$8.26	$7.57

(a)	Including impact of not as yet declared cumulative dividends.

The computations of diluted earnings per common share follow:

	Year Ended December 31
	2014	2013	2012
	(In thousands, except per share)
Net income available to common equity	$990,368	$1,076,418	$968,022
Less: Income attributable to unvested stock-based compensation awards	(11,787)	(13,922)	(14,593)

Net income available to common shareholders	$978,581	$1,062,496	$953,429
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	132,532	130,354	127,793
Less: Unvested stock-based compensation awards	(1,582)	(1,700)	(1,929)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	894	949	541

Adjusted weighted-average shares outstanding	131,844	129,603	126,405
Diluted earnings per common share	$7.42	$8.20	$7.54
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

Stock-based compensation awards and warrants to purchase common stock of M&T representing approximately 2,017,000, 3,847,000 and 8,905,000 common shares during 2014, 2013 and 2012, respectively, were not included in the computations of diluted earnings per common share because the effect on those years would have been antidilutive.

15.    Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income.

	Investment Securities		Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
	With OTTI	All Other
	(In thousands)
Balance — January 1, 2014	$37,255	18,450	(161,617)	115	(105,797)		41,638	$(64,159)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	(29,818)	180,005	—	—	150,187		(58,962)	91,225
Foreign currency translation adjustment	—	—	—	(4,039)	(4,039)		1,432	(2,607)
Unrealized losses on cash flow hedges	—	—	—	(165)	(165)		65	(100)
Current year benefit plans losses	—	—	(347,993)	—	(347,993)		136,587	(211,406)

Total other comprehensive income (loss) before reclassifications	(29,818)	180,005	(347,993)	(4,204)	(202,010)		79,122	(122,888)

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Accretion of unrealized holding losses on held-to-maturity (“HTM”) securities	1	3,373	—	—	3,374	(a)	(1,324)	2,050
Accretion of losses on terminated cash flow hedges	—	—	—	7	7	(d)	(3)	4
Amortization of prior service credit	—	—	(7,911)	—	(7,911	)(e)	3,105	(4,806)
Amortization of actuarial losses	—	—	14,494	—	14,494	(e)	(5,689)	8,805

Total reclassifications	1	3,373	6,583	7	9,964		(3,911)	6,053

Total gain (loss) during the period	(29,817)	183,378	(341,410)	(4,197)	(192,046)		75,211	(116,835)

Balance — December 31, 2014	$7,438	201,828	(503,027)	(4,082)	(297,843)		116,849	$(180,994)

	Investment Securities		Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
	With OTTI	All Other
	(In thousands)
Balance — January 1, 2013	$(91,835)	152,199	(455,590)	(431)	(395,657)		155,393	$(240,264)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	77,794	(129,628)	—	—	(51,834)		20,311	(31,523)
Foreign currency translation adjustment	—	—	—	546	546		(165)	381
Current year benefit plans gains	—	—	260,452	—	260,452		(102,227)	158,225

Total other comprehensive income (loss) before reclassifications	77,794	(129,628)	260,452	546	209,164		(82,081)	127,083

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Accretion of unrealized holding losses on HTM securities	279	4,008	—	—	4,287	(a)	(1,683)	2,604
OTTI charges recognized in net income	9,800	—	—	—	9,800	(b)	(3,847)	5,953
Losses (gains) realized in net income	41,217	(8,129)	—	—	33,088	(c)	(12,987)	20,101
Amortization of prior service credit	—	—	(7,915)	—	(7,915	)(e)	3,107	(4,808)
Amortization of actuarial losses	—	—	41,436	—	41,436	(e)	(16,264)	25,172

Total reclassifications	51,296	(4,121)	33,521	—	80,696		(31,674)	49,022

Total gain (loss) during the period	129,090	(133,749)	293,973	546	289,860		(113,755)	176,105

Balance —December 31, 2013	$37,255	18,450	(161,617)	115	(105,797)		41,638	$(64,159)

	Investment Securities		Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
	With OTTI	All Other
	(In thousands)
Balance — January 1, 2012	$(138,319)	9,757	(457,145)	(1,062)	(586,769)		230,328	$(356,441)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	(2,998)	137,921	—	—	134,923		(52,905)	82,018
Foreign currency translation adjustment	—	—	—	809	809		(290)	519
Current year benefit plans losses	—	—	(29,823)	—	(29,823)		11,705	(18,118)

Total other comprehensive income (loss) before reclassifications	(2,998)	137,921	(29,823)	809	105,909		(41,490)	64,419

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Accretion of unrealized holding losses on HTM securities	1,660	4,530	—	—	6,190	(a)	(2,430)	3,760
OTTI charges recognized in net income	47,822	—	—	—	47,822	(b)	(18,770)	29,052
Gains realized in net income	—	(9)	—	—	(9	)(c)	4	(5)
Amortization of gains on terminated cash flow hedges	—	—	—	(178)	(178	)(d)	66	(112)
Amortization of prior service credit	—	—	(6,538)	—	(6,538	)(e)	2,566	(3,972)
Amortization of actuarial losses	—	—	37,916	—	37,916	(e)	(14,881)	23,035

Total reclassifications	49,482	4,521	31,378	(178)	85,203		(33,445)	51,758

Total gain during the period	46,484	142,442	1,555	631	191,112		(74,935)	116,177

Balance —December 31, 2012	$(91,835)	152,199	(455,590)	(431)	(395,657)		155,393	$(240,264)

(a)	Included in interest income.

(b)	Included in OTTI losses recognized in earnings.

(c)	Included in gain (loss) on bank investment securities.

(d)	Included in interest expense.

(e)	Included in salaries and employee benefits expense.

Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

	Investment Securities		Defined Benefit Plans	Other	Total
	With OTTI	All Other
			(In thousands)
Balance at January 1, 2012	$(84,029)	$5,995	$(277,716)	$(691)	$(356,441)
Net gain (loss) during 2012	28,239	86,586	945	407	116,177

Balance at December 31, 2012	(55,790)	92,581	(276,771)	(284)	(240,264)
Net gain (loss) during 2013	78,422	(81,287)	178,589	381	176,105

Balance at December 31, 2013	22,632	11,294	(98,182)	97	(64,159)
Net gain (loss) during 2014	(18,114)	111,389	(207,407)	(2,703)	(116,835)

Balance at December 31, 2014	$4,518	$122,683	$(305,589)	$(2,606)	$(180,994)

16.    Other income and other expense

The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either “other revenues from operations” or “other costs of operations” in the consolidated statement of income:

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Other income:
Bank owned life insurance	$50,004	$56,120	$51,199
Credit-related fee income	72,454	72,271	68,596
Letter of credit fees	56,708	59,889	58,496
Gains from loan securitization transactions		63,066
Other expense:
Professional services	401,946	335,794	248,544
Amortization of capitalized servicing rights	68,410	65,354	59,555
Advertising and promotion		56,597	52,388

17.    International activities

The Company engages in limited international activities including certain trust-related services in Europe and the Cayman Islands, collecting Eurodollar deposits, engaging in foreign currency trading on behalf of customers, providing credit to support the international activities of domestic companies and holding certain loans to foreign borrowers. Revenues from providing international trust-related services were approximately $31 million in 2014, $26 million in 2013 and $24 million in 2012. Net assets identified with international activities amounted to $232 million and $226 million at December 31, 2014 and 2013, respectively. Such assets included $213 million and $192 million, respectively, of loans to foreign borrowers. Deposits at M&T Bank’s Cayman Islands office were $177 million and $323 million at December 31, 2014 and 2013, respectively. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable.

18.    Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant as of December 31, 2014.

The net effect of interest rate swap agreements was to increase net interest income by $45 million in 2014, $41 million in 2013 and $36 million in 2012. The average notional amounts of interest rate swap agreements impacting net interest income that were entered into for interest rate risk management purposes were $1.4 billion in 2014, $1.2 billion in 2013 and $900 million in 2012.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional Amount	Average Maturity	Weighted-Average Rate		Estimated Fair Value Gain
			Fixed	Variable
	(In thousands)	(In years)			(In thousands)
December 31, 2014
Fair value hedges:
Fixed rate long-term borrowings(a)	$1,400,000	2.7	4.42%	1.19%	$73,251

December 31, 2013
Fair value hedges:
Fixed rate long-term borrowings(a)	$1,400,000	3.7	4.42%	1.20%	$102,875

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

The notional amount of interest rate swap agreements entered into for risk management purposes that were outstanding at December 31, 2014 mature as follows:

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $17.6 billion and $17.4 billion at December 31, 2014 and 2013, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $1.3 billion and $1.4 billion at December 31, 2014 and 2013, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives Fair Value December 31		Liability Derivatives Fair Value December 31
	2014	2013	2014	2013
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements(a)	$73,251	$102,875	$—	$—
Commitments to sell real estate loans(a)	728	6,957	4,217	487

	73,979	109,832	4,217	487
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale(a)	17,396	7,616	49	3,675
Commitments to sell real estate loans(a)	754	6,120	4,330	230
Trading:
Interest rate contracts(b)	215,614	274,864	173,513	234,455
Foreign exchange and other option and futures contracts(b)	31,112	15,831	29,950	15,342

	264,876	304,431	207,842	253,702

Total derivatives	$338,855	$414,263	$212,059	$254,189

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.

(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

	Amount of Unrealized Gain (Loss) Recognized
	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings(a)	$(29,624)	$28,870	$(40,304)	$38,986	$(4,123)	$3,724

Derivatives not designated as hedging instruments
Trading:
Interest rate contracts(b)	$3,398		$9,824		$8,004
Foreign exchange and other option and futures contracts(b)	(6,719)		(3,369)		(3,970)

Total	$(3,321)		$6,455		$4,034

(a)	Reported as other revenues from operations.

(b)	Reported as trading account and foreign exchange gains.

In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $28 million and $23 million at December 31, 2014 and 2013, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, was $161 million and $194 million at December 31, 2014 and 2013, respectively. After consideration of such netting arrangements, the net liability positions with counterparties aggregated $103 million and $107 million at December 31, 2014 and 2013, respectively. The Company was required to post collateral relating to those positions of $90 million and $95 million at December 31, 2014 and 2013, respectively. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt rating were to fall below specified ratings, the counterparties to the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on December 31, 2014 was $22 million, for which the Company had posted collateral of $14 million in the normal course of business. If the credit risk-related contingent features had been triggered on December 31, 2014, the maximum amount of additional collateral the Company would have been required to post with counterparties was $8 million.

The aggregate fair value of derivative financial instruments in an asset position, which are subject to enforceable master netting arrangements, was $104 million and $183 million at December 31, 2014 and 2013, respectively. After consideration of such netting arrangements, the net asset positions with counterparties aggregated $46 million and $95 million at December 31, 2014 and 2013, respectively. Counterparties posted collateral relating to those positions of $46 million and $93 million at December 31, 2014 and 2013, respectively. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and additional collateral for contracts in a net liability position. The net fair values of derivative instruments cleared through clearinghouses at December 31, 2014 was a net liability position of $35 million and at December 31, 2013 was a net asset position of $5 million. Collateral posted with clearinghouses was $61 million and $14 million at December 31, 2014 and December 31, 2013, respectively.

19.    Variable interest entities and asset securitizations

During 2013, the Company securitized approximately $3.0 billion of one-to-four family residential mortgage loans in guaranteed mortgage securitizations with Ginnie Mae. Approximately $1.3 billion of such loans were formerly held in the Company’s loan portfolio, whereas the remaining loans were newly originated. The Company recognized pre-tax gains of $42 million related to loans previously held for investment, which were recorded in “other revenues from operations,” and pre-tax gains of $28 million on newly originated loans, which were reflected in “mortgage banking revenues.” As a result of the securitization structure, the Company does not have effective control over the underlying loans and expects no material credit-related losses on the retained securities as a result of the guarantees by Ginnie Mae. In similar transactions during 2014, the Company securitized $133 million of one-to-four family residential real estate loans that had been originated for sale in guaranteed mortgage securitizations with Ginnie Mae and retained the resulting securities in its investment securities portfolio. Pre-tax gains on such transactions were not material. Additionally, in 2013 the Company securitized and sold approximately $1.4 billion of automobile loans that had been held in its loan portfolio. The Company recognized a gain of $21 million related to the sale, which was recorded in “other revenues from operations.” The Company continues to service the automobile loans, but has no other financial interest in the securitization trust that the loans were sold into. The Company has securitized loans to improve its regulatory capital ratios and strengthen its liquidity and risk profile as a result of changing regulatory liquidity and capital requirements.

In accordance with GAAP, the Company determined that it was the primary beneficiary of a residential mortgage loan securitization trust considering its role as servicer and its retained subordinated interests in the trust. As a result, the Company has included the one-to-four family residential mortgage loans that were included in the trust in its consolidated financial statements. At December 31, 2014 and 2013, the carrying values of the loans in the securitization trust were $98 million and $121 million, respectively. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to M&T at December 31, 2014 and 2013 was $15 million and $18 million, respectively. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at December 31, 2014 is limited to realizing the carrying value of the loans less the amount of the mortgage-backed securities held by third parties.

As described in note 9, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At December 31, 2014 and 2013, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $34 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 9.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.2 billion at December 31, 2014 and $1.3 billion at December 31, 2013. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $243 million, including $56 million of unfunded commitments, at December 31, 2014 and $236 million, including $45 million of unfunded commitments, at December 31, 2013. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.

20.    Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at December 31, 2014.

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

Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. The Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at December 31, 2014 and 2013. The modeling techniques included estimating cash flows using bond-specific assumptions about future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. In determining a market yield applicable to the estimated cash flows, a margin over LIBOR, ranging from 5% to 10% with a weighted-average of 8% was used. Significant unobservable inputs used in the determination of estimated fair value of collateralized debt obligations are included in the accompanying table of significant unobservable inputs to Level 3 measurements. At December 31, 2014, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $30 million and $50 million, respectively, and at December 31, 2013 were $42 million and $63 million, respectively. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations.

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

The following tables present assets and liabilities at December 31, 2014 and 2013 measured at estimated fair value on a recurring basis:

	Fair Value Measurements at December 31, 2014	Level 1(a)	Level 2(a)	Level 3
	(In thousands)
Trading account assets	$308,175	51,416	256,759	—
Investment securities available for sale:
U.S. Treasury and federal agencies	161,947	—	161,947	—
Obligations of states and political subdivisions	8,198	—	8,198	—
Mortgage-backed securities:
Government issued or guaranteed	8,731,123	—	8,731,123	—
Privately issued	103	—	—	103
Collateralized debt obligations	50,316	—	—	50,316
Other debt securities	121,488	—	121,488	—
Equity securities	83,757	64,841	18,916	—

	9,156,932	64,841	9,041,672	50,419

Real estate loans held for sale	742,249	—	742,249	—
Other assets(b)	92,129	—	74,733	17,396

Total assets	$10,299,485	116,257	10,115,413	67,815

Trading account liabilities	$203,464	—	203,464	—
Other liabilities(b)	8,596	—	8,547	49

Total liabilities	$212,060	—	212,011	49

	Fair Value Measurements at December 31, 2013	Level 1(a)	Level 2(a)	Level 3
	(In thousands)
Trading account assets	$376,131	51,386	324,745	—
Investment securities available for sale:
U.S. Treasury and federal agencies	37,776	—	37,776	—
Obligations of states and political subdivisions	10,811	—	10,811	—
Mortgage-backed securities:
Government issued or guaranteed	4,165,086	—	4,165,086	—
Privately issued	1,850	—	—	1,850
Collateralized debt obligations	63,083	—	—	63,083
Other debt securities	120,085	—	120,085	—
Equity securities	133,095	82,450	50,645	—

	4,531,786	82,450	4,384,403	64,933

Real estate loans held for sale	468,650	—	468,650	—
Other assets(b)	123,568	—	115,952	7,616

Total assets	$5,500,135	133,836	5,293,750	72,549

Trading account liabilities	$249,797	—	249,797	—
Other liabilities(b)	4,392	—	717	3,675

Total liabilities	$254,189	—	250,514	3,675

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2014 and 2013.

(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2014 were as follows:

	Investment Securities Available for Sale				Other Assets and Other Liabilities
	Privately Issued Mortgage- backed Securities		Collateralized Debt Obligations
	(In thousands)
Balance — January 1, 2014	$1,850		$63,083		$3,941
Total gains realized/unrealized:
Included in earnings	—		—		83,417	(b)
Included in other comprehensive income	271	(e)	8,209	(e)	—
Settlements	(2,018)		(20,976)		—
Transfers in and/or out of Level 3(c)	—		—		(70,011	)(d)

Balance — December 31, 2014	$103		$50,316		$17,347

Changes in unrealized gains included in earnings related to assets still held at December 31, 2014	$—		$—		$18,196	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2013 were as follows:

	Investment Securities Available for Sale				Other Assets and Other Liabilities
	Privately Issued Mortgage- backed Securities		Collateralized Debt Obligations
	(In thousands)
Balance — January 1, 2013	$1,023,886		$61,869		$47,859
Total gains (losses) realized/unrealized:
Included in earnings	(56,102	)(a)	—		97,845	(b)
Included in other comprehensive income	116,359	(e)	4,508	(e)	—
Sales	(978,608)		—		—
Settlements	(103,685)		(3,294)		—
Transfers in and/or out of Level 3(c)	—		—		(141,763	)(d)

Balance — December 31, 2013	$1,850		$63,083		$3,941

Changes in unrealized gains included in earnings related to assets still held at December 31, 2013	$—		$—		$3,431	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2012 were as follows:

	Investment Securities Available for Sale				Other Assets and Other Liabilities
	Privately Issued Mortgage- backed Securities		Collateralized Debt Obligations
	(In thousands)
Balance — January 1, 2012	$1,151,285		$52,500		$6,923
Total gains (losses) realized/unrealized:
Included in earnings	(42,467	)(a)	—		212,281	(b)
Included in other comprehensive income	114,592	(e)	12,214	(e)	—
Settlements	(199,524)		(2,845)		—
Transfers in and/or out of Level 3(c)	—		—		(171,345	)(d)

Balance — December 31, 2012	$1,023,886		$61,869		$47,859

Changes in unrealized gains (losses) included in earnings related to assets still held at December 31, 2012	$(42,467	)(a)	$—		$47,859	(b)

(a)	Reported as an OTTI impairment loss or as gain (loss) on bank investment securities in the consolidated statement of income.

(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.

(c)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.

(d)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

(e)	Reported as net unrealized gains on investment securities in the consolidated statement of comprehensive income.

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Investment securities held to maturity

During 2012, other-than-temporary losses of $5 million were recorded related to certain mortgage-backed securities. In accordance with GAAP, the carrying value of such securities was reduced to fair value, with estimated credit losses recognized in earnings and any remaining unrealized loss recognized in accumulated other comprehensive income. The determination of fair value included use of external and internal valuation sources that were weighted and averaged when estimating fair value. Due to the presence of significant unobservable inputs those valuations were classified as Level 3. The amortized cost, fair value and impact on the Company’s financial statements of the modeling described herein were not material. No such other-than-temporary losses were recorded in 2013 or 2014.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 15% to 90% at December 31, 2014. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $173 million at December 31, 2014, ($94 million and $79 million of which were classified as Level 2 and Level 3, respectively), $222 million at December 31, 2013 ($173 million and $49 million of which were classified as Level 2 and Level 3, respectively), and $335 million at December 31, 2012 ($207 million and $128 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized during the years ended December 31, 2014, 2013 and 2012 for partial charge-offs of loans and loan impairment reserves on loans held by the Company at the end of each of those years were decreases of $55 million, $58 million and $67 million, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $19 million and $29 million at December 31, 2014 and December 31, 2013, respectively. Changes in fair value recognized for those foreclosed assets held by the Company were not material during each of 2014, 2013 and 2012.

Significant unobservable inputs to level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at December 31, 2014 and 2013:

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input/Assumptions	Range (Weighted- Average)
	(In thousands)
Recurring fair value measurements:
Privately issued mortgage–backed securities	$103	Two independent pricing quotes	—	—
Collateralized debt obligations	50,316	Discounted cash flow	Probability of default	12%-57% (36%)
			Loss severity	100%
Net other assets (liabilities)(a)	17,347	Discounted cash flow	Commitment expirations	0%-96% (17%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input/Assumptions	Range (Weighted- Average)
	(In thousands)
Recurring fair value measurements:
Privately issued mortgage–backed securities	$1,850	Two independent pricing quotes	—	—
Collateralized debt obligations	63,083	Discounted cash flow	Probability of default	17%-55% (39%)
			Loss severity	100%
Net other assets (liabilities)(a)	3,941	Discounted cash flow	Commitment expirations	0%-90% (20%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,373,357	$1,373,357	$1,296,923	$76,434	$—
Interest-bearing deposits at banks	6,470,867	6,470,867	—	6,470,867	—
Trading account assets	308,175	308,175	51,416	256,759	—
Investment securities	12,993,542	13,023,956	64,841	12,750,396	208,719
Loans and leases:
Commercial loans and leases	19,461,292	19,188,574	—	—	19,188,574
Commercial real estate loans	27,567,569	27,487,818	—	307,667	27,180,151
Residential real estate loans	8,657,301	8,729,056	—	5,189,086	3,539,970
Consumer loans	10,982,794	10,909,623	—	—	10,909,623
Allowance for credit losses	(919,562)	—	—	—	—

Loans and leases, net	65,749,394	66,315,071	—	5,496,753	60,818,318
Accrued interest receivable	227,348	227,348	—	227,348	—
Financial liabilities:
Noninterest-bearing deposits	$(26,947,880)	$(26,947,880)	—	$(26,947,880)	—
Savings deposits and NOW accounts	(43,393,618)	(43,393,618)	—	(43,393,618)	—
Time deposits	(3,063,973)	(3,086,126)	—	(3,086,126)	—
Deposits at Cayman Islands office	(176,582)	(176,582)	—	(176,582)	—
Short-term borrowings	(192,676)	(192,676)	—	(192,676)	—
Long-term borrowings	(9,006,959)	(9,139,789)	—	(9,139,789)	—
Accrued interest payable	(63,372)	(63,372)	—	(63,372)	—
Trading account liabilities	(203,464)	(203,464)	—	(203,464)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$17,347	$17,347	—	$—	$17,347
Commitments to sell real estate loans	(7,065)	(7,065)	—	(7,065)	—
Other credit-related commitments	(119,079)	(119,079)	—	—	(119,079)
Interest rate swap agreements used for interest rate risk management	73,251	73,251	—	73,251	—

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,672,934	$1,672,934	$1,596,877	$76,057	$—
Interest-bearing deposits at banks	1,651,138	1,651,138	—	1,651,138	—
Trading account assets	376,131	376,131	51,386	324,745	—
Investment securities	8,796,497	8,690,494	82,450	8,384,106	223,938
Loans and leases:
Commercial loans and leases	18,705,216	18,457,288	—	—	18,457,288
Commercial real estate loans	26,148,208	26,018,195	—	67,505	25,950,690
Residential real estate loans	8,928,221	8,867,872	—	5,432,207	3,435,665
Consumer loans	10,291,514	10,201,087	—	—	10,201,087
Allowance for credit losses	(916,676)	—	—	—	—

Loans and leases, net	63,156,483	63,544,442	—	5,499,712	58,044,730
Accrued interest receivable	222,558	222,558	—	222,558	—
Financial liabilities:
Noninterest-bearing deposits	$(24,661,007)	$(24,661,007)	—	$(24,661,007)	—
Savings deposits and NOW accounts	(38,611,021)	(38,611,021)	—	(38,611,021)	—
Time deposits	(3,523,838)	(3,542,789)	—	(3,542,789)	—
Deposits at Cayman Islands office	(322,746)	(322,746)	—	(322,746)	—
Short-term borrowings	(260,455)	(260,455)	—	(260,455)	—
Long-term borrowings	(5,108,870)	(5,244,902)	—	(5,244,902)	—
Accrued interest payable	(43,419)	(43,419)	—	(43,419)	—
Trading account liabilities	(249,797)	(249,797)	—	(249,797)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$3,941	$3,941	—	$—	$3,941
Commitments to sell real estate loans	12,360	12,360	—	12,360	—
Other credit-related commitments	(118,886)	(118,886)	—	—	(118,886)
Interest rate swap agreements used for interest rate risk management	102,875	102,875	—	102,875	—

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

	December 31
	2014	2013
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$6,194,516	$6,218,823
Commercial real estate loans to be sold	212,257	62,386
Other commercial real estate and construction	4,834,699	3,919,545
Residential real estate loans to be sold	432,352	469,869
Other residential real estate	524,399	384,617
Commercial and other	11,080,856	10,419,545
Standby letters of credit	3,706,888	3,600,528
Commercial letters of credit	46,965	53,284
Financial guarantees and indemnification contracts	2,490,050	2,457,633
Commitments to sell real estate loans	1,237,294	854,656

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae DUS program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $2.4 billion and $2.3 billion at December 31, 2014 and 2013, respectively.

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

The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements expiring at various dates over the next 24 years. Minimum lease payments under noncancelable operating leases are summarized in the following table:

(In thousands)
Year ending December 31:
2015	$87,063
2016	83,315
2017	70,108
2018	56,024
2019	45,079
Later years	113,390

$454,979

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At December 31, 2014, management believes that any further liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.

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

	For the Years Ended December 31, 2014, 2013 and 2012
	Business Banking			Commercial Banking			Commercial Real Estate			Discretionary Portfolio
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Net interest income(a)	$317,356	$325,521	$347,067	$745,218	$758,231	$753,678	$539,600	$570,786	$531,398	$74,204	$66,157	$66,303
Noninterest income	105,370	102,945	103,283	259,832	263,766	253,808	127,445	130,895	133,120	27,464	(2,126)	(76,113)

	422,726	428,466	450,350	1,005,050	1,021,997	1,007,486	667,045	701,681	664,518	101,668	64,031	(9,810)
Provision for credit losses	18,885	26,450	22,245	33,197	76,818	15,781	(6,476)	7,365	4,238	16,547	16,670	44,305
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	—	—	—	—	—	—
Depreciation and other amortization	405	198	122	588	564	567	16,278	14,296	11,004	891	1,330	2,065
Other noninterest expense	200,802	214,043	179,428	274,697	288,842	262,820	207,757	214,246	190,879	33,934	30,431	31,006

Income (loss) before taxes	202,634	187,775	248,555	696,568	655,773	728,318	449,486	465,774	458,397	50,296	15,600	(87,186)
Income tax expense (benefit)	82,825	76,735	101,484	285,429	264,433	296,894	133,357	143,981	149,321	2,198	(14,368)	(54,071)

Net income (loss)	$119,809	$111,040	$147,071	$411,139	$391,340	$431,424	$316,129	$321,793	$309,076	$48,098	$29,968	$(33,115)

Average total assets (in millions)	$5,281	$5,080	$4,909	$22,892	$21,655	$19,946	$17,113	$17,150	$16,437	$20,798	$16,480	$16,583

Capital expenditures (in millions)	$2	$1	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

				For the Years Ended December 31, 2014, 2013 and 2012
	Residential Mortgage Banking			Retail Banking			All Other			Total
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Net interest income(a)	$90,123	$98,496	$78,058	$741,109	$810,134	$902,906	$168,836	$43,904	$(80,894)	$2,676,446	$2,673,229	$2,598,516
Noninterest income	331,391	325,474	402,211	335,501	373,362	349,571	592,270	670,889	501,390	1,779,273	1,865,205	1,667,270

	421,514	423,970	480,269	1,076,610	1,183,496	1,252,477	761,106	714,793	420,496	4,455,719	4,538,434	4,265,786
Provision for credit losses	(2,357)	(11,711)	17,169	77,158	72,502	95,345	(12,954)	(3,094)	4,917	124,000	185,000	204,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	33,824	46,912	60,631	33,824	46,912	60,631
Depreciation and other amortization	47,108	48,716	46,902	37,788	34,599	32,734	61,848	57,120	50,536	164,906	156,823	143,930
Other noninterest expense	222,396	225,794	195,604	759,569	768,644	751,916	844,972	690,150	693,046	2,544,127	2,432,150	2,304,699

Income (loss) before taxes	154,367	161,171	220,594	202,095	307,751	372,482	(166,584)	(76,295)	(388,634)	1,588,862	1,717,549	1,552,526
Income tax expense (benefit)	59,361	61,779	85,671	82,179	125,350	151,616	(122,733)	(78,841)	(207,887)	522,616	579,069	523,028

Net income (loss)	$95,006	$99,392	$134,923	$119,916	$182,401	$220,866	$(43,851)	$2,546	$(180,747)	$1,066,246	$1,138,480	$1,029,498

Average total assets (in millions)	$3,333	$2,858	$2,451	$10,449	$10,997	$11,705	$12,277	$9,442	$7,952	$92,143	$83,662	$79,983

Capital expenditures (in millions)	$—	$—	$1	$14	$40	$15	$57	$89	$76	$73	$130	$92

(a)	Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $23,642,000 in 2014, $24,971,000 in 2013 and $26,391,000 in 2012 and is eliminated in “All Other” net interest income and income tax expense (benefit).

The Business Banking segment provides deposit, lending, cash management and other financial services to small businesses and professionals through the Company’s banking office network and several other delivery channels, including business banking centers, telephone banking, Internet banking and automated teller machines. The Commercial Banking segment provides a wide range of credit products and banking services to middle-market and large commercial customers, mainly within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, letters of credit, deposit products and cash management services. The Commercial Real Estate segment provides credit services which are secured by various types of multifamily residential and commercial real estate and deposit services to its customers. Activities of this segment include the origination, sales and servicing of commercial real estate loans. The Discretionary Portfolio segment includes securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered deposits; and Cayman Islands branch deposits. This segment also provides foreign exchange services to customers. The Residential Mortgage Banking segment originates and services residential real estate loans for consumers and sells substantially all of those loans in the secondary market to investors or to the Discretionary Portfolio segment. The segment periodically purchases servicing rights to loans that have been originated by other entities. Residential real estate loans held for sale are included in the Residential Mortgage Banking segment. The Retail Banking segment offers a variety of services to consumers through several delivery channels that include banking offices, automated teller machines, telephone banking and Internet banking. The “All Other” category includes other operating activities of the Company that are not directly attributable to the reported segments; the difference between the provision for credit losses and the calculated provision allocated to the reportable segments; goodwill and core deposit and other intangible assets resulting from acquisitions of financial institutions; merger-related gains and expenses resulting from acquisitions; the net impact of the Company’s internal funds transfer pricing methodology; eliminations of transactions between reportable segments; certain nonrecurring transactions; the residual effects of unallocated support systems and general and administrative expenses; and the impact of interest rate risk management strategies. The amount of intersegment activity eliminated in arriving at consolidated totals was included in the “All Other” category as follows:

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Revenues	$(49,800)	$(50,128)	$(71,452)
Expenses	(12,014)	(16,235)	(17,313)
Income taxes (benefit)	(15,375)	(13,791)	(22,029)
Net income (loss)	(22,411)	(20,102)	(32,110)

The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

23.    Regulatory matters

Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2014, approximately $1.5 billion was available for payment of dividends to M&T from banking subsidiaries. Additionally, the Federal Reserve Board requires bank holding companies with $50 billion or more of total consolidated assets to submit annual capital plans. Such bank holding companies may pay dividends and repurchase stock only in accordance with a capital plan which the Federal Reserve Board has not objected to.

Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

The bank subsidiaries are required to maintain reserves against certain deposit liabilities. During the maintenance periods that included December 31, 2014 and 2013, cash and due from banks and interest-earning deposits at banks included a daily average of $555,575,000 and $595,593,000, respectively, for such purpose.

Federal regulators have adopted capital adequacy guidelines for bank holding companies and banks. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under the capital adequacy guidelines in effect through December 31, 2014, the so-called “Tier 1 capital” and “Total capital” as a percentage of risk-weighted assets and certain off-balance sheet financial instruments were required to be at least 4% and 8%, respectively. In addition to these risk-based measures, regulators also required banking institutions that met certain qualitative criteria to maintain a minimum “leverage” ratio of “Tier 1 capital” to average total assets, adjusted for goodwill and certain other items. As of December 31, 2014, M&T and each of its banking subsidiaries exceeded all applicable capital adequacy requirements. To be considered “well capitalized” under that regulatory framework, a banking institution had to maintain Tier 1 risk-based capital, total risk-based capital and leverage ratios of at least 6%, 10% and 5%, respectively.

The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2014 and 2013 are presented below:

	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
	(Dollars in thousands)
December 31, 2014:
Tier 1 capital
Amount	$9,644,765	$8,043,185	$435,558
Ratio(a)	12.47%	10.46%	57.22%
Minimum required amount(b)	3,093,874	3,077,101	30,447
Total capital
Amount	11,767,308	10,048,277	439,867
Ratio(a)	15.21%	13.06%	57.79%
Minimum required amount(b)	6,187,747	6,154,201	60,893
Leverage
Amount	9,644,765	8,043,185	435,558
Ratio(c)	10.17%	8.56%	9.98%
Minimum required amount(b)	3,793,836	3,760,364	174,613
December 31, 2013:
Tier 1 capital
Amount	$8,792,035	$7,341,506	$420,330
Ratio(a)	12.00%	10.08%	73.79%
Minimum required amount(b)	2,930,925	2,914,246	22,786
Total capital
Amount	11,045,589	9,445,770	424,975
Ratio(a)	15.07%	12.96%	74.60%
Minimum required amount(b)	5,861,849	5,828,491	45,573
Leverage
Amount	8,792,035	7,341,506	420,330
Ratio(c)	10.78%	9.09%	19.80%
Minimum required amount(b)	2,446,476	2,422,096	63,678

(a)	The ratio of capital to risk-weighted assets, as defined by regulation.

(b)	Minimum amount of capital to be considered adequately capitalized, as defined by regulation.

(c)	The ratio of capital to average assets, as defined by regulation.

Beginning in 2015, new regulatory capital rules became effective. The new rules substantially revise the risk-based capital requirements applicable to bank holding companies and banks. M&T and its subsidiary banks expect to be able to comply with the revised capital adequacy requirements.

24.    Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting. The carrying value of that investment was $47 million at December 31, 2014.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $4.8 billion and $5.5 billion at December 31, 2014 and 2013, respectively. Revenues from those servicing rights were $26 million, $31 million and $35 million during 2014, 2013 and 2012, respectively. The Company sub-services residential real estate loans for Bayview Financial having outstanding principal balances totaling $41.3 billion and $45.6 billion at December 31, 2014 and 2013, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $115 million in 2014, $33 million in 2013 and $10 million in 2012. In addition, the Company held $202 million and $220 million of mortgage-backed securities in its held-to-maturity portfolio at December 31, 2014 and 2013, respectively, that were securitized by Bayview Financial.

25.    Parent company financial statements

Condensed Balance Sheet

	December 31
	2014	2013
	(In thousands)
Assets
Cash in subsidiary bank	$11,306	$10,729
Due from consolidated bank subsidiaries
Money-market savings	1,096,533	968,274
Current income tax receivable	—	1,914
Other	12	1,894

Total due from consolidated bank subsidiaries	1,096,545	972,082
Investments in consolidated subsidiaries
Banks and bank holding company	11,945,516	11,364,657
Other	16,217	16,212
Investments in unconsolidated subsidiaries (note 19)	33,578	33,751
Investment in Bayview Lending Group LLC	46,716	73,883
Other assets	81,034	80,098

Total assets	$13,230,912	$12,551,412

Liabilities
Accrued expenses and other liabilities	$59,950	$62,817
Long-term borrowings	835,066	1,183,063

Total liabilities	895,016	1,245,880
Shareholders’ equity	12,335,896	11,305,532

Total liabilities and shareholders’ equity	$13,230,912	$12,551,412

Condensed Statement of Income

	Year Ended December 31
	2014	2013	2012
	(In thousands, except per share)
Income
Dividends from consolidated bank subsidiaries	$480,000	$700,000	$700,000
Equity in earnings of Bayview Lending Group LLC	(16,672)	(16,126)	(21,511)
Other income	7,755	9,992	8,755

Total income	471,083	693,866	687,244

Expense
Interest on long-term borrowings	47,700	73,115	82,286
Other expense	15,107	15,994	19,226

Total expense	62,807	89,109	101,512

Income before income taxes and equity in undistributed income of subsidiaries	408,276	604,757	585,732
Income tax credits	27,284	35,986	43,149

Income before equity in undistributed income of subsidiaries	435,560	640,743	628,881

Equity in undistributed income of subsidiaries
Net income of subsidiaries	1,110,686	1,197,737	1,100,617
Less: dividends received	(480,000)	(700,000)	(700,000)

Equity in undistributed income of subsidiaries	630,686	497,737	400,617

Net income	$1,066,246	$1,138,480	$1,029,498

Net income per common share
Basic	$7.47	$8.26	$7.57
Diluted	7.42	8.20	7.54

Condensed Statement of Cash Flows

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Cash flows from operating activities
Net income	$1,066,246	$1,138,480	$1,029,498
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(630,686)	(497,737)	(400,617)
Provision for deferred income taxes	(6,522)	1,535	1,724
Net change in accrued income and expense	23,419	31,979	6,798

Net cash provided by operating activities	452,457	674,257	637,403

Cash flows from investing activities
Proceeds from sales of investment securities	—	—	411
Investment in subsidiary	—	(140,000)	—
Other, net	10,721	3,295	324

Net cash provided (used) by investing activities	10,721	(136,705)	735

Cash flows from financing activities
Payments on long-term borrowings	(350,010)	—	(300,000)
Dividends paid — common	(371,199)	(365,349)	(357,717)
Dividends paid — preferred	(70,234)	(53,450)	(53,450)
Proceeds from issuance of preferred stock	346,500	—	—
Other, net	110,601	140,799	143,352

Net cash used by financing activities	(334,342)	(278,000)	(567,815)

Net increase in cash and cash equivalents	128,836	259,552	70,323
Cash and cash equivalents at beginning of year	979,003	719,451	649,128

Cash and cash equivalents at end of year	$1,107,839	$979,003	$719,451

Supplemental disclosure of cash flow information
Interest received during the year	$2,094	$2,224	$1,970
Interest paid during the year	47,003	71,090	80,090
Income taxes received during the year	24,588	45,237	21,878

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of December 31, 2014.

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

(d) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The identification of the Registrant’s directors is incorporated by reference to the caption “NOMINEES FOR DIRECTOR” contained in the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 5, 2015.

The identification of the Registrant’s executive officers is presented under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.

Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant’s directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant’s common stock, is incorporated by reference to the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or about March 5, 2015.

The other information required by Item 10 is incorporated by reference to the captions “CORPORATE GOVERNANCE OF M&T BANK CORPORATION” and “STOCK OWNERSHIP INFORMATION” contained in the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 5, 2015.

Item 11.	Executive Compensation.

Incorporated by reference to the captions “DIRECTOR COMPENSATION,” “NOMINATION, COMPENSATION AND GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “NOMINATION, COMPENSATION AND GOVERNANCE COMMITTEE REPORT” AND “EXECUTIVE COMPENSATION” contained in the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 5, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the caption “STOCK OWNERSHIP INFORMATION” contained in the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 5, 2015.

The information required by this item concerning Equity Compensation Plan information is filed as part of this Annual Report on Form 10-K. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the captions “TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS” and “CORPORATE GOVERNANCE OF M&T BANK CORPORATION” contained in the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 5, 2015.

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference to the caption “PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF M&T BANK CORPORATION” contained in the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 5, 2015.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February, 2015.

M&T BANK CORPORATION

By:	/S/ ROBERT G. WILMERS
Robert G. Wilmers Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/S/ ROBERT G. WILMERS Robert G. Wilmers	Chairman of the Board and Chief Executive Officer	February 20, 2015

Principal Financial Officer:

/S/ RENÉ F. JONES René F. Jones	Executive Vice President and Chief Financial Officer	February 20, 2015

Principal Accounting Officer:

/S/ MICHAEL R. SPYCHALA Michael R. Spychala	Senior Vice President and Controller	February 20, 2015

A majority of the board of directors:

/S/ BRENT D. BAIRD Brent D. Baird		February 20, 2015

/S/ C. ANGELA BONTEMPO C. Angela Bontempo		February 20, 2015

Robert T. Brady

/S/ T. JEFFERSON CUNNINGHAM III T. Jefferson Cunningham III		February 20, 2015

/S/ MARK J. CZARNECKI Mark J. Czarnecki		February 20, 2015

/S/ GARY N. GEISEL Gary N. Geisel		February 20, 2015

/S/ JOHN D. HAWKE, JR. John D. Hawke, Jr.		February 20, 2015

/S/ PATRICK W.E. HODGSON Patrick W.E. Hodgson		February 20, 2015

/S/ RICHARD G. KING Richard G. King	February 20, 2015

Jorge G. Pereira

/S/ MELINDA R. RICH Melinda R. Rich	February 20, 2015

/S/ ROBERT E. SADLER, JR. Robert E. Sadler, Jr.	February 20, 2015

/S/ HERBERT L. WASHINGTON Herbert L. Washington	February 20, 2015

/S/ ROBERT G. WILMERS Robert G. Wilmers	February 20, 2015

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of August 27, 2012, by and among M&T Bank Corporation, Hudson City Bancorp, Inc. and Wilmington Trust Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K dated August 31, 2012 (File No. 1-9861).
2.2	Amendment No. 1, dated as of April 13, 2013, to the Agreement and Plan of Merger, dated as of August 27, 2012, by and among M&T Bank Corporation, Hudson City Bancorp, Inc. and Wilmington Trust Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K dated April 13, 2013 (File No. 1-9861).
2.3	Amendment No. 2, dated as of December 16, 2013, to the Agreement and Plan of Merger, dated as of August 27, 2012, by and among M&T Bank Corporation, Hudson City Bancorp, Inc. and Wilmington Trust Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K dated December 17, 2013 (File No. 1-9861).
2.4	Amendment No. 3, dated as of December 8, 2014, to the Agreement and Plan of Merger, dated as of August 27, 2012, by and among M&T Bank Corporation, Hudson City Bancorp, Inc. and Wilmington Trust Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K dated December 8, 2014 (File No. 1-9861).
3.1	Restated Certificate of Incorporation of M&T Bank Corporation dated November 18, 2010. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated November 19, 2010 (File No. 1-9861).
3.2	Amended and Restated Bylaws of M&T Bank Corporation, effective November 16, 2010. Incorporated by reference to Exhibit 3.2 to the Form 8-K dated November 19, 2010 (File No. 1-9861).
3.3	Certificate of Amendment to Certificate of Incorporation with respect to Perpetual 6.875% Non-Cumulative Preferred Stock, Series D, dated May 26, 2011. Incorporated by reference to Exhibit 3.1 of M&T Bank Corporation’s Form 8-K dated May 26, 2011 (File No. 1-9861).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of M&T Bank Corporation, dated April 19, 2013. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated April 22, 2013 (File No. 1-9861).
3.5	Certificate of Amendment to Restated Certificate of Incorporation of M&T Bank Corporation, dated February 11, 2014. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated February 11, 2014 (File No. 1-9861).
4.1	There are no instruments with respect to long-term debt of M&T Bank Corporation and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of M&T Bank Corporation and its subsidiaries on a consolidated basis. M&T Bank Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of M&T Bank Corporation and its subsidiaries on request.
4.2	Warrant to purchase shares of M&T Bank Corporation Common Stock dated as of March 26, 2010. Incorporated by reference to Exhibit 4.2 to the Form 10-K for the year ended December 31, 2012 (File No. 1-9861).
4.3	Warrant to purchase shares of M&T Bank Corporation Common Stock effective May 16, 2011. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated May 19, 2011 (File No. 1-9861).
4.4	Warrant Agreement (including Form of Warrant), dated as of December 11, 2012, between M&T Bank Corporation and Registrar and Transfer Company. Incorporated by reference to Exhibit 4.1 to the Form 8-A 12B dated December 12, 2012 (File No. 1-9861).
10.1	M&T Bank Corporation 2001 Stock Option Plan. Incorporated by reference to Appendix A to the definitive Proxy Statement of M&T Bank Corporation dated March 6, 2001 (File No. 1-9861).*
10.2	M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.3	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended December 31, 1995 (File No. 1-9861).*

10.4	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*
10.5	Consulting Agreement, dated as of June 16, 2014, between M&T Bank Corporation and Robert E. Sadler, Jr. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2014 (File No. 1-9861).*
10.6	M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 22, 2005 (File No. 1-9861).*
10.7	M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit 10.2 to the Form 8-K dated November 22, 2005 (File No. 1-9861).*
10.8	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2004 (File No. 1-9861).*
10.9	M&T Bank Corporation 2008 Directors’ Stock Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 dated April 7, 2008 (File No. 333-150122).*
10.10	M&T Bank Corporation 2008 Directors’ Stock Plan, as amended. Incorporated by reference to Exhibit 4.1 to the Form S-8 dated October 19, 2012 (File No. 333-184504).*
10.11	Keystone Financial, Inc. 1992 Director Fee Plan. Incorporated by reference to Exhibit 10.11 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1999 (File No. 000-11460).*
10.12	M&T Bank Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.22 to the Form 10-K for the year ended December 31, 2012 (File No. 1-9861).*
10.13	M&T Bank Corporation 2005 Incentive Compensation Plan. Incorporated by reference to Appendix A to the definitive Proxy Statement of M&T Bank Corporation dated March 4, 2005 (File No. 1-9861).*
10.14	M&T Bank Corporation 2009 Equity Incentive Compensation Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 6, 2009 (File No. 1-9861).*
10.15	M&T Bank Corporation Form of Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2013 (File No. 1-9861).*
10.16	M&T Bank Corporation Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.26 to the Form 10-K for the year ended December 31, 2013 (File No. 1-9861).*
10.17	M&T Bank Corporation Form of Performance-Vested Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.27 to the Form 10-K for the year ended December 31, 2013 (File No. 1-9861).*
10.18	M&T Bank Corporation Form of Performance-Vested Restricted Stock Unit Award Agreement (for named executive officers (“NEOs”) subject to Section 162 (m) of the Internal Revenue Code of 1986, as amended from time to time). Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2014 (File No. 1-9861).*
10.19	M&T Bank Corporation Employee Severance Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2005 (File No. 1-9861).*
10.20	Provident Bankshares Corporation Amended and Restated Stock Option Plan. Incorporated by reference to Exhibit 4.1 to M&T Bank Corporation’s Registration Statement on Form S-8 dated June 5, 2009 (File No. 333-159795).*
10.21	Provident Bankshares Corporation 2004 Equity Compensation Plan. Incorporated by reference to Exhibit 4.2 to M&T Bank Corporation’s Registration Statement on Form S-8 dated June 5, 2009 (File No. 333-159795).*
10.22	Wilmington Trust Corporation Amended and Restated 2002 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.64 to the Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004 (File No. 1-14659).*
10.23	Wilmington Trust Corporation Amended and Restated 2005 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.21 to the Form 10-K of Wilmington Trust Corporation filed on February 29, 2008 (File No. 1-14659).*

10.24	Wilmington Trust Corporation 2009 Long-Term Incentive Plan. Incorporated by reference to Exhibit D to the definitive Proxy Statement of Wilmington Trust Corporation filed on March 16, 2009 (File No. 1-14659).*
11.1	Statement re: Computation of Earnings Per Common Share. Incorporated by reference to note 14 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
12.1	Ratio of Earnings to Fixed Charges. Filed herewith.
14.1	M&T Bank Corporation Code of Ethics for CEO and Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
21.1	Subsidiaries of the Registrant. Incorporated by reference to the caption “Subsidiaries” contained in Part I, Item 1 hereof.
23.1	Consent of PricewaterhouseCoopers LLP re: Registration Statement Nos. 333-63660, 333-43175, 33-32044, 333-16077, 333-84384, 333-127406, 333-150122, 333-164015, 333-163992, 333-160769, 333-159795, 333-170740, 333-182348, 333-189099, 333-40640, 333-184504 and 333-189097. Filed herewith.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document. Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase. Filed herewith.

*	Management contract or compensatory plan or arrangement.