Form 10-Q
period 2015-03-31
M&T BANK CORP
filed 2015-05-08
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on April 30, 2015: 132,970,139 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

Dollars in thousands, except per share		March 31, 2015	December 31, 2014

Assets	Cash and due from banks	$1,269,816	1,289,965
	Interest-bearing deposits at banks	6,291,491	6,470,867
	Federal funds sold	97,037	83,392
	Trading account	363,085	308,175
	Investment securities (includes pledged securities that can be sold or repledged of $1,611,069 at March 31, 2015; $1,631,267 at December 31, 2014)
	Available for sale (cost: $10,425,720 at March 31, 2015; $8,919,324 at December 31, 2014)	10,703,500	9,156,932
	Held to maturity (fair value: $3,411,834 at March 31, 2015; $3,538,282 at December 31, 2014)	3,360,812	3,507,868
	Other (fair value: $328,958 at March 31, 2015; $328,742 at December 31, 2014)	328,958	328,742

	Total investment securities	14,393,270	12,993,542

	Loans and leases	67,328,490	66,899,369
	Unearned discount	(229,448)	(230,413)

	Loans and leases, net of unearned discount	67,099,042	66,668,956
	Allowance for credit losses	(921,373)	(919,562)

	Loans and leases, net	66,177,669	65,749,394

	Premises and equipment	602,096	612,984
	Goodwill	3,524,625	3,524,625
	Core deposit and other intangible assets	28,234	35,027
	Accrued interest and other assets	5,630,460	5,617,564

	Total assets	$98,377,783	96,685,535

Liabilities	Noninterest-bearing deposits	$27,181,120	26,947,880
	NOW accounts	2,149,537	2,307,815
	Savings deposits	41,138,792	41,085,803
	Time deposits	2,946,126	3,063,973
	Deposits at Cayman Islands office	178,545	176,582

	Total deposits	73,594,120	73,582,053

	Federal funds purchased and agreements to repurchase securities	193,495	192,676
	Accrued interest and other liabilities	1,552,724	1,567,951
	Long-term borrowings	10,509,143	9,006,959

	Total liabilities	85,849,482	84,349,639

Shareholders’ equity	Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 731,500 shares at March 31, 2015 and at December 31, 2014; Liquidation preference of $10,000 per share: 50,000 shares at March 31, 2015 and December 31, 2014	1,231,500	1,231,500
	Common stock, $.50 par, 250,000,000 shares authorized, 132,909,718 shares issued at March 31, 2015; 132,312,931 shares issued at December 31, 2014	66,455	66,157
	Common stock issuable, 36,360 shares at March 31, 2015; 41,330 shares at December 31, 2014	2,310	2,608
	Additional paid-in capital	3,445,707	3,409,506
	Retained earnings	7,934,820	7,807,119
	Accumulated other comprehensive income (loss), net	(152,491)	(180,994)

	Total shareholders’ equity	12,528,301	12,335,896

	Total liabilities and shareholders’ equity	$98,377,783	96,685,535

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended March 31
In thousands, except per share		2015	2014
Interest income	Loans and leases, including fees	$647,179	645,222
	Deposits at banks	3,118	1,884
	Federal funds sold	24	16
	Trading account	491	427
	Investment securities
	Fully taxable	85,957	73,899
	Exempt from federal taxes	1,318	1,504

	Total interest income	738,087	722,952

Interest expense	NOW accounts	311	297
	Savings deposits	10,219	11,601
	Time deposits	3,740	3,940
	Deposits at Cayman Islands office	147	208
	Short-term borrowings	34	32
	Long-term borrowings	64,048	50,441

	Total interest expense	78,499	66,519

	Net interest income	659,588	656,433
	Provision for credit losses	38,000	32,000

	Net interest income after provision for credit losses	621,588	624,433

Other income	Mortgage banking revenues	101,601	80,049
	Service charges on deposit accounts	102,344	104,198
	Trust income	123,734	121,252
	Brokerage services income	15,461	16,500
	Trading account and foreign exchange gains	6,231	6,447
	Loss on bank investment securities	(98)	—
	Equity in earnings of Bayview Lending Group LLC	(4,191)	(4,454)
	Other revenues from operations	95,121	96,115

	Total other income	440,203	420,107

Other expense	Salaries and employee benefits	389,893	371,326
	Equipment and net occupancy	66,470	71,167
	Printing, postage and supplies	9,590	10,956
	Amortization of core deposit and other intangible assets	6,793	10,062
	FDIC assessments	10,660	15,488
	Other costs of operations	202,969	211,235

	Total other expense	686,375	690,234

	Income before taxes	375,416	354,306
	Income taxes	133,803	125,289

	Net income	$241,613	229,017

	Net income available to common shareholders
	Basic	$218,830	211,720
	Diluted	218,837	211,731
	Net income per common share
	Basic	$1.66	1.63
	Diluted	1.65	1.61
	Cash dividends per common share	$.70	.70
	Average common shares outstanding
	Basic	132,049	130,212
	Diluted	132,769	131,126

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31
In thousands	2015	2014

Net income	$241,613	$229,017
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains on investment securities	25,339	38,214
Cash flow hedges adjustments	871	—
Foreign currency translation adjustment	(2,384)	(136)
Defined benefit plans liability adjustment	4,677	820

Total other comprehensive income	28,503	38,898

Total comprehensive income	$270,116	$267,915

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Three months ended March 31
In thousands		2015	2014
Cash flows from operating activities	Net income	$241,613	229,017
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	38,000	32,000
	Depreciation and amortization of premises and equipment	24,178	24,708
	Amortization of capitalized servicing rights	12,199	17,792
	Amortization of core deposit and other intangible assets	6,793	10,062
	Provision for deferred income taxes	37,052	42,256
	Asset write-downs	2,379	1,117
	Net gain on sales of assets	(1,066)	(852)
	Net change in accrued interest receivable, payable	(2,200)	(3,185)
	Net change in other accrued income and expense	(80,084)	57,884
	Net change in loans originated for sale	197,708	122,406
	Net change in trading account assets and liabilities	(18,206)	27,893

	Net cash provided by operating activities	458,366	561,098

Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	693	—
	Other	132	146
	Proceeds from maturities of investment securities
	Available for sale	369,649	166,324
	Held to maturity	148,708	92,305
	Purchases of investment securities
	Available for sale	(1,871,491)	(1,709,847)
	Held to maturity	(7,442)	(3,238)
	Other	(348)	(258)
	Net increase in loans and leases	(666,220)	(220,551)
	Net (increase) decrease in interest bearing deposits at banks	179,376	(1,648,047)
	Capital expenditures, net	(9,598)	(16,725)
	Net (increase) decrease in loan servicing advances	76,145	(122,910)
	Other, net	(21,940)	21,763

	Net cash used by investing activities	(1,802,336)	(3,441,038)

Cash flows from financing activities	Net increase (decrease) in deposits	(4,543)	1,581,705
	Net increase (decrease) in short-term borrowings	819	(30,246)
	Proceeds from long-term borrowings	1,500,000	1,498,688
	Payments on long-term borrowings	(1,797)	(352,245)
	Proceeds from issuance of preferred stock	—	346,500
	Dividends paid - common	(93,631)	(92,406)
	Dividends paid - preferred	(17,368)	(6,080)
	Other, net	(46,014)	24,208

	Net cash provided by financing activities	1,337,466	2,970,124

	Net increase (decrease) in cash and cash equivalents	(6,504)	90,184
	Cash and cash equivalents at beginning of period	1,373,357	1,672,934

	Cash and cash equivalents at end of period	$1,366,853	1,763,118

Supplemental disclosure of cash flow information	Interest received during the period	$726,475	695,653
	Interest paid during the period	75,776	61,841
	Income taxes paid during the period	88,578	4,789

Supplemental schedule of noncash investing and financing activities	Securitization of residential mortgage loans allocated to
	Available-for-sale investment securities	$12,920	29,785
	Capitalized servicing rights	143	372
	Real estate acquired in settlement of loans	10,846	8,886

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

In thousands, except per share	Preferred stock	Common stock	Common stock issuable	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total
2014
Balance - January 1, 2014	$881,500	65,258	2,915	3,232,014	7,188,004	(64,159)	11,305,532
Total comprehensive income	—	—	—	—	229,017	38,898	267,915
Preferred stock cash dividends	—	—	—	—	(14,674)	—	(14,674)
Issuance of Series E preferred stock	350,000	—	—	(3,500)	—	—	346,500
Stock-based compensation plans:
Compensation expense, net	—	123	—	13,999	—	—	14,122
Exercises of stock options, net	—	266	—	49,228	—	—	49,494
Stock purchase plan	—	43	—	9,545	—	—	9,588
Directors’ stock plan	—	2	—	439	—	—	441
Deferred compensation plans, net, including dividend equivalents	—	2	(299)	265	(29)	—	(61)
Other	—	—	—	412	—	—	412
Common stock cash dividends - $.70 per share	—	—	—	—	(92,406)	—	(92,406)

Balance - March 31, 2014	$1,231,500	65,694	2,616	3,302,402	7,309,912	(25,261)	11,886,863

2015
Balance - January 1, 2015	$1,231,500	66,157	2,608	3,409,506	7,807,119	(180,994)	12,335,896
Total comprehensive income	—	—	—	—	241,613	28,503	270,116
Preferred stock cash dividends	—	—	—	—	(20,318)	—	(20,318)
Exercise of 2,315 Series A stock warrants into 904 shares of common stock	—	1	—	(1)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	147	—	5,425	—	—	5,572
Exercises of stock options, net	—	101	—	19,378	—	—	19,479
Stock purchase plan		45		10,301			10,346
Directors’ stock plan	—	2	—	423	—	—	425
Deferred compensation plans, net, including dividend equivalents	—	2	(298)	270	(25)	—	(51)
Other	—	—	—	405	—	—	405
Common stock cash dividends - $.70 per share	—	—	—	—	(93,569)	—	(93,569)

Balance - March 31, 2015	$1,231,500	66,455	2,310	3,445,707	7,934,820	(152,491)	12,528,301

NOTES TO FINANCIAL STATEMENTS

1.	Significant accounting policies

The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in the 2014 Annual Report. Additionally, effective January 1, 2015 the Company made an accounting policy election in accordance with amended accounting guidance issued by the Financial Accounting Standards Board in January 2014 to account for investments in qualified affordable housing projects using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The adoption of the amended guidance did not have a significant effect on the Company’s financial position or results of operation, but did result in the restatement of the consolidated statement of income for the three-month period ended March 31, 2014 to remove $12 million of losses associated with qualified affordable housing projects from “other costs of operations” and include the amortization of the initial cost of the investment in income tax expense. The cumulative effect adjustment associated with adopting the amended guidance was not material as of the beginning of any period presented in these consolidated financial statements. See note 11 for information regarding the Company’s investments in qualified affordable housing projects.

In the opinion of management, all adjustments necessary for a fair presentation have been made and, except as described above, were all of a normal recurring nature.

2.	Acquisitions

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City would be acquired by M&T. Pursuant to the terms of the agreement, Hudson City shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). As of March 31, 2015 total consideration to be paid was valued at approximately $5.5 billion.

At March 31, 2015, Hudson City had $36.1 billion of assets, including $20.9 billion of loans and $8.3 billion of investment securities, and $31.3 billion of liabilities, including $18.9 billion of deposits. The merger has received the approval of the common shareholders of M&T and Hudson City. However, the merger is subject to a number of other conditions, including regulatory approvals.

On June 17, 2013, M&T and Manufacturers and Traders Trust Company (“M&T Bank”), M&T’s principal banking subsidiary, entered into a written agreement with the Federal Reserve Bank of New York (“Federal Reserve Bank”). Under the terms of the agreement, M&T and M&T Bank are required to submit to the Federal Reserve Bank a revised compliance risk management program designed to ensure compliance with the Bank Secrecy Act and anti-money-laundering laws and regulations and to take certain other steps to enhance their compliance practices. The Company commenced a major initiative, including the hiring of outside consulting firms, intended to fully address the Federal Reserve Bank’s concerns. On April 3, 2015, M&T was advised that the Federal Reserve Board intends to act on the M&T and Hudson City merger application no later than September 30, 2015. As a result, M&T and Hudson City extended the date after which either party may elect to terminate the merger agreement if the merger has not yet been completed from

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.	Acquisitions, continued

April 30, 2015 to October 31, 2015. Nevertheless, there can be no assurances that the merger will be completed by that date.

3.	Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
March 31, 2015
Investment securities available for sale:
U.S. Treasury and federal agencies	$161,672	1,563	1	$163,234
Obligations of states and political subdivisions	7,704	199	53	7,850
Mortgage-backed securities:
Government issued or guaranteed	10,008,191	265,739	8,709	10,265,221
Privately issued	96	2	3	95
Collateralized debt obligations	29,704	19,360	1,786	47,278
Other debt securities	138,366	1,909	19,002	121,273
Equity securities	79,987	18,999	437	98,549

	10,425,720	307,771	29,991	10,703,500

Investment securities held to maturity:
Obligations of states and political subdivisions	148,698	2,178	350	150,526
Mortgage-backed securities:
Government issued or guaranteed	3,007,420	88,417	4,024	3,091,813
Privately issued	197,509	1,421	36,620	162,310
Other debt securities	7,185	—	—	7,185

	3,360,812	92,016	40,994	3,411,834

Other securities	328,958	—	—	328,958

Total	$14,115,490	399,787	70,985	$14,444,292

December 31, 2014
Investment securities available for sale:
U.S. Treasury and federal agencies	$161,408	544	5	$161,947
Obligations of states and political subdivisions	8,027	224	53	8,198
Mortgage-backed securities:
Government issued or guaranteed	8,507,571	223,889	337	8,731,123
Privately issued	104	2	3	103
Collateralized debt obligations	30,073	21,276	1,033	50,316
Other debt securities	138,240	1,896	18,648	121,488
Equity securities	73,901	11,020	1,164	83,757

	8,919,324	258,851	21,243	9,156,932

Investment securities held to maturity:
Obligations of states and political subdivisions	148,961	2,551	189	151,323
Mortgage-backed securities:
Government issued or guaranteed	3,149,320	78,485	7,000	3,220,805
Privately issued	201,733	1,143	44,576	158,300
Other debt securities	7,854	—	—	7,854

	3,507,868	82,179	51,765	3,538,282

Other securities	328,742	—	—	328,742

Total	$12,755,934	341,030	73,008	$13,023,956

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

There were no significant gross realized gains or losses from sales of investment securities for the quarters ended March 31, 2015 and 2014.

At March 31, 2015, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized cost	Estimated fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$9,059	9,117
Due after one year through five years	163,114	165,027
Due after five years through ten years	3,272	3,314
Due after ten years	162,001	162,177

	337,446	339,635
Mortgage-backed securities available for sale	10,008,287	10,265,316

	$10,345,733	10,604,951

Debt securities held to maturity:
Due in one year or less	$27,663	27,865
Due after one year through five years	87,320	88,357
Due after five years through ten years	33,715	34,304
Due after ten years	7,185	7,185

	155,883	157,711
Mortgage-backed securities held to maturity	3,204,929	3,254,123

	$3,360,812	3,411,834

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

A summary of investment securities that as of March 31, 2015 and December 31, 2014 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
March 31, 2015
Investment securities available for sale:
U.S. Treasury and federal agencies	$4,681	(1)	—	—
Obligations of states and political subdivisions	986	(4)	1,524	(49)
Mortgage-backed securities:
Government issued or guaranteed	1,603,068	(8,597)	4,138	(112)
Privately issued	—	—	59	(3)
Collateralized debt obligations	6,091	(1,255)	5,220	(531)
Other debt securities	12,689	(443)	92,304	(18,559)
Equity securities	374	(437)	—	—

	1,627,889	(10,737)	103,245	(19,254)

Investment securities held to maturity:
Obligations of states and political subdivisions	35,272	(317)	1,802	(33)
Mortgage-backed securities:
Government issued or guaranteed	16,660	(85)	266,979	(3,939)
Privately issued	—	—	131,779	(36,620)

	51,932	(402)	400,560	(40,592)

Total	$1,679,821	(11,139)	503,805	(59,846)

December 31, 2014
Investment securities available for sale:
U.S. Treasury and federal agencies	$6,505	(5)	—	—
Obligations of states and political subdivisions	1,785	(52)	121	(1)
Mortgage-backed securities:
Government issued or guaranteed	39,001	(186)	5,555	(151)
Privately issued	—	—	65	(3)
Collateralized debt obligations	2,108	(696)	5,512	(337)
Other debt securities	14,017	(556)	92,661	(18,092)
Equity securities	2,138	(1,164)	—	—

	65,554	(2,659)	103,914	(18,584)

Investment securities held to maturity:
Obligations of states and political subdivisions	29,886	(184)	268	(5)
Mortgage-backed securities:
Government issued or guaranteed	137,413	(361)	446,780	(6,639)
Privately issued	—	—	127,512	(44,576)

	167,299	(545)	574,560	(51,220)

Total	$232,853	(3,204)	678,474	(69,804)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

The Company owned 294 individual investment securities with aggregate gross unrealized losses of $71 million at March 31, 2015. Based on a review of each of the securities in the investment securities portfolio at March 31, 2015, the Company concluded that it expected to recover the amortized cost basis of its investment. As of March 31, 2015, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At March 31, 2015, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $329 million of cost method investment securities.

4.	Loans and leases and the allowance for credit losses

The outstanding principal balance and the carrying amount of acquired loans that were recorded at fair value at the acquisition date that is included in the consolidated balance sheet were as follows:

	March 31, 2015	December 31, 2014
	(in thousands)

Outstanding principal balance	$2,837,256	3,070,268
Carrying amount:
Commercial, financial, leasing, etc.	207,884	247,820
Commercial real estate	869,700	961,828
Residential real estate	434,454	453,360
Consumer	888,985	933,537

	$2,401,023	2,596,545

Purchased impaired loans included in the table above totaled $184 million at March 31, 2015 and $198 million at December 31, 2014, representing less than 1% of the Company’s assets as of each date. A summary of changes in the accretable yield for acquired loans for the three-month periods ended March 31, 2015 and 2014 follows:

	Three months ended March 31, 2015
	Purchased impaired	Other acquired	Total
	(in thousands)

Balance at beginning of period	$76,518	397,379	473,897
Interest income	(5,206)	(41,277)	(46,483)
Reclassifications from nonaccretable balance, net	110	183	293
Other (a)	—	1,610	1,610

Balance at end of period	$71,422	357,895	429,317

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

	Three months ended March 31, 2014
	Purchased impaired	Other acquired	Total
	(in thousands)

Balance at beginning of period	$37,230	538,633	575,863
Interest income	(6,328)	(52,633)	(58,961)
Reclassifications from nonaccretable balance, net	37	—	37
Other (a)	—	(838)	(838)

Balance at end of period	$30,939	485,162	516,101

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

A summary of current, past due and nonaccrual loans as of March 31, 2015 and December 31, 2014 were as follows:

		30-89	90 Days or more past due and accruing		Purchased
	Current	Days past due	Non- acquired	Acquired (a)	impaired (b)	Nonaccrual	Total
		(in thousands)
March 31, 2015
Commercial, financial, leasing, etc.	$19,519,566	43,213	4,265	3,323	9,724	195,403	19,775,494
Real estate:
Commercial	22,225,088	116,465	27,261	17,187	45,752	142,007	22,573,760
Residential builder and developer	1,460,981	6,119	—	6,953	91,839	65,310	1,631,202
Other commercial construction	3,575,578	18,244	3,864	1,721	17,061	24,280	3,640,748
Residential	7,580,514	189,901	197,299	20,058	17,283	171,496	8,176,551
Residential Alt-A	241,467	11,831	—	—	—	74,270	327,568
Consumer:
Home equity lines and loans	5,783,865	35,478	—	13,298	2,359	87,985	5,922,985
Automobile	2,024,526	25,322	—	—	—	14,100	2,063,948
Other	2,921,142	28,407	3,932	17,570	—	15,735	2,986,786

Total	$65,332,727	474,980	236,621	80,110	184,018	790,586	67,099,042

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

		30-89	90 Days or more past due and accruing		Purchased
	Current	Days past due	Non- acquired	Acquired (a)	impaired (b)	Nonaccrual	Total
		(in thousands)
December 31, 2014
Commercial, financial, leasing, etc.	$19,228,265	37,246	1,805	6,231	10,300	177,445	19,461,292
Real estate:
Commercial	22,208,491	118,704	22,170	14,662	51,312	141,600	22,556,939
Residential builder and developer	1,273,607	11,827	492	9,350	98,347	71,517	1,465,140
Other commercial construction	3,484,932	17,678	—	—	17,181	25,699	3,545,490
Residential	7,640,368	226,932	216,489	35,726	18,223	180,275	8,318,013
Residential Alt-A	249,810	11,774	—	—	—	77,704	339,288
Consumer:
Home equity lines and loans	5,859,378	42,945	—	27,896	2,374	89,291	6,021,884
Automobile	1,931,138	30,500	—	133	—	17,578	1,979,349
Other	2,909,791	33,295	4,064	16,369	—	18,042	2,981,561

Total	$64,785,780	530,901	245,020	110,367	197,737	799,151	66,668,956

(a)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(b)	Accruing loans that were impaired at acquisition date and were recorded at fair value.

One-to-four family residential mortgage loans held for sale were $423 million and $435 million at March 31, 2015 and December 31, 2014, respectively. Commercial mortgage loans held for sale were $117 million at March 31, 2015 and $308 million at December 31, 2014.

Changes in the allowance for credit losses for the three months ended March 31, 2015 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)

Beginning balance	$288,038	307,927	61,910	186,033	75,654	919,562
Provision for credit losses	1,442	15,542	960	19,574	482	38,000
Net charge-offs
Charge-offs	(12,350)	(6,679)	(3,118)	(25,329)	—	(47,476)
Recoveries	3,939	585	989	5,774	—	11,287

Net charge-offs	(8,411)	(6,094)	(2,129)	(19,555)	—	(36,189)

Ending balance	$281,069	317,375	60,741	186,052	76,136	921,373

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended March 31, 2014 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)

Beginning balance	$273,383	324,978	78,656	164,644	75,015	916,676
Provision for credit losses	12,598	116	4,228	14,141	917	32,000
Net charge-offs
Charge-offs	(14,809)	(3,486)	(7,453)	(21,691)	—	(47,439)
Recoveries	5,663	3,197	1,631	5,040	—	15,531

Net charge-offs	(9,146)	(289)	(5,822)	(16,651)	—	(31,908)

Ending balance	$276,835	324,805	77,062	162,134	75,932	916,768

Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type.

In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type. The amounts of loss components in the Company’s loan and lease portfolios are determined through a loan by loan analysis of larger balance commercial loans and commercial real estate loans that are in nonaccrual status and by applying loss factors to groups of loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. In determining the allowance for credit losses, the Company utilizes a loan grading system which is applied to commercial and commercial real estate credits on an individual loan basis. Loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, geographic location, financial condition and performance, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. As updated appraisals are obtained on individual loans or other events in the market place indicate that collateral values have significantly changed, individual loan grades are adjusted as appropriate. Changes in other factors cited may also lead to loan grade changes at any time. Except for consumer and residential real estate loans that are considered smaller balance homogenous loans and acquired loans that are evaluated on an aggregated basis, the Company considers a loan to be impaired for purposes of applying GAAP when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days. Regardless of loan type, the

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

Company considers a loan to be impaired if it qualifies as a troubled debt restructuring. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.

The following tables provide information with respect to loans and leases that were considered impaired as of March 31, 2015 and December 31, 2014 and for the three month periods ended March 31, 2015 and 2014.

	March 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$108,870	130,029	19,335	132,340	165,146	31,779
Real estate:
Commercial	99,729	122,098	15,836	83,955	96,209	14,121
Residential builder and developer	6,512	8,731	591	17,632	22,044	805
Other commercial construction	5,116	6,084	831	5,480	6,484	900
Residential	86,691	104,630	4,405	88,970	107,343	4,296
Residential Alt-A	97,984	110,835	11,000	101,137	114,565	11,000
Consumer:
Home equity lines and loans	19,701	20,794	6,304	19,771	20,806	6,213
Automobile	27,122	27,122	6,983	30,317	30,317	8,070
Other	18,814	18,814	5,297	18,973	18,973	5,459

	470,539	549,137	70,582	498,575	581,887	82,643

With no related allowance recorded:
Commercial, financial, leasing, etc.	116,325	135,534	—	73,978	81,493	—
Real estate:
Commercial	51,734	59,235	—	66,777	78,943	—
Residential builder and developer	62,611	101,964	—	58,820	96,722	—
Other commercial construction	19,657	40,072	—	20,738	41,035	—
Residential	17,203	27,886	—	16,815	26,750	—
Residential Alt-A	24,785	43,635	—	26,752	46,964	—

	292,315	408,326	—	263,880	371,907	—

Total:
Commercial, financial, leasing, etc.	225,195	265,563	19,335	206,318	246,639	31,779
Real estate:
Commercial	151,463	181,333	15,836	150,732	175,152	14,121
Residential builder and developer	69,123	110,695	591	76,452	118,766	805
Other commercial construction	24,773	46,156	831	26,218	47,519	900
Residential	103,894	132,516	4,405	105,785	134,093	4,296
Residential Alt-A	122,769	154,470	11,000	127,889	161,529	11,000
Consumer:
Home equity lines and loans	19,701	20,794	6,304	19,771	20,806	6,213
Automobile	27,122	27,122	6,983	30,317	30,317	8,070
Other	18,814	18,814	5,297	18,973	18,973	5,459

Total	$762,854	957,463	70,582	762,455	953,794	82,643

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

	Three months ended March 31, 2015			Three months ended March 31, 2014
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$214,618	604	604	134,306	548	548
Real estate:
Commercial	153,070	1,102	1,102	185,425	926	926
Residential builder and developer	73,151	63	63	101,253	74	74
Other commercial construction	25,540	55	55	87,292	1,087	1,087
Residential	104,490	1,446	910	174,168	1,400	902
Residential Alt-A	125,654	1,610	647	139,651	1,626	559
Consumer:
Home equity lines and loans	19,683	201	48	15,676	121	29
Automobile	29,013	450	54	39,383	625	87
Other	18,861	174	33	17,700	174	52

Total	$764,080	5,705	3,516	894,854	6,581	4,264

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

		Real Estate
	Commercial, Financial, Leasing, etc.	Commercial	Residential Builder and Developer	Other Commercial Construction
	(in thousands)
March 31, 2015
Pass	$18,880,311	21,755,661	1,522,471	3,466,705
Criticized accrual	699,780	676,092	43,421	149,763
Criticized nonaccrual	195,403	142,007	65,310	24,280

Total	$19,775,494	22,573,760	1,631,202	3,640,748

December 31, 2014
Pass	$18,695,440	21,837,022	1,347,778	3,347,522
Criticized accrual	588,407	578,317	45,845	172,269
Criticized nonaccrual	177,445	141,600	71,517	25,699

Total	$19,461,292	22,556,939	1,465,140	3,545,490

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s Credit Department. In arriving at such forecasts, the Company considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a second lien position. Residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values. The carrying value of residential real estate loans and home equity loans and lines of credit for which a partial charge-off has been recognized aggregated $62 million and $20 million, respectively, at March 31, 2015 and $63 million and $18 million, respectively, at December 31, 2014. Residential real estate loans and home equity loans and lines of credit that were more than 150 days past due but did not require a partial charge-off because the net realizable value of the collateral exceeded the outstanding customer balance totaled $24 million and $29 million, respectively, at March 31, 2015 and $27 million and $28 million, respectively, at December 31, 2014.

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(in thousands)
March 31, 2015
Individually evaluated for impairment	$19,335	16,921	14,811	18,584	$69,651
Collectively evaluated for impairment	258,028	299,262	43,547	166,296	767,133
Purchased impaired	3,706	1,192	2,383	1,172	8,453

Allocated	$281,069	317,375	60,741	186,052	845,237

Unallocated					76,136

Total					$921,373

December 31, 2014
Individually evaluated for impairment	$31,779	15,490	14,703	19,742	$81,714
Collectively evaluated for impairment	251,607	291,244	45,061	165,140	753,052
Purchased impaired	4,652	1,193	2,146	1,151	9,142

Allocated	$288,038	307,927	61,910	186,033	843,908

Unallocated					75,654

Total					$919,562

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(in thousands)
March 31, 2015
Individually evaluated for impairment	$225,195	244,340	225,364	65,637	$760,536
Collectively evaluated for impairment	19,540,575	27,446,718	8,261,472	10,905,723	66,154,488
Purchased impaired	9,724	154,652	17,283	2,359	184,018

Total	$19,775,494	27,845,710	8,504,119	10,973,719	$67,099,042

December 31, 2014
Individually evaluated for impairment	$206,318	252,347	232,398	69,061	$760,124
Collectively evaluated for impairment	19,244,674	27,148,382	8,406,680	10,911,359	65,711,095
Purchased impaired	10,300	166,840	18,223	2,374	197,737

Total	$19,461,292	27,567,569	8,657,301	10,982,794	$66,668,956

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

The tables below summarize the Company’s loan modification activities that were considered troubled debt restructurings for the three months ended March 31, 2015 and 2014:

		Recorded investment		Financial effects of modification
Three months ended March 31, 2015	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
		(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	21	$1,572	$1,557	$(15)	$—
Interest rate reduction	1	99	99	—	(19)
Combination of concession types	3	9,155	6,989	(2,166)	—
Real estate:
Commercial
Principal deferral	7	3,792	3,776	(16)	—
Combination of concession types	4	1,646	1,637	(9)	(52)
Residential builder and developer
Principal deferral	1	1,398	1,398	—	—
Residential
Principal deferral	7	721	742	21	—
Combination of concession types	3	294	349	55	(34)
Residential Alt-A
Combination of concession types	1	210	210	—	(4)
Consumer:
Home equity lines and loans
Principal deferral	1	21	21	—	—
Combination of concession types	5	196	196	—	(13)
Automobile
Principal deferral	35	303	303	—	—
Interest rate reduction	3	42	42	—	(3)
Other	10	20	20	—	—
Combination of concession types	8	84	84	—	(7)
Other
Principal deferral	22	296	296	—	—
Other	5	59	59	—	—
Combination of concession types	13	224	224	—	(25)

Total	150	$20,132	$18,002	$(2,130)	$(157)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

Three months ended March 31, 2014	Number	Recorded investment		Financial effects of modification
		Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	30	$14,954	$14,848	$(106)	$—
Combination of concession types	2	41	39	(2)	(4)
Real estate:
Commercial
Principal deferral	13	7,044	7,002	(42)	—
Combination of concession types	1	346	401	55	(104)
Other commercial construction
Principal deferral	1	151	151	—	—
Residential
Principal deferral	13	1,602	1,663	61	—
Interest rate reduction	1	98	104	6	(32)
Other	1	188	188	—	—
Combination of concession types	14	2,188	2,160	(28)	(282)
Residential Alt-A
Principal deferral	2	166	202	36	—
Combination of concession types	10	1,746	1,736	(10)	(61)
Consumer:
Home equity lines and loans
Principal deferral	3	280	280	—	—
Combination of concession types	15	1,856	1,856	—	(172)
Automobile
Principal deferral	80	993	993	—	—
Other	11	61	61	—	—
Combination of concession types	23	250	250	—	(26)
Other
Principal deferral	8	55	55	—	—
Other	1	45	45	—	—
Combination of concession types	14	466	466	—	(188)

Total	243	$32,530	$32,500	$(30)	$(869)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended March 31, 2015 and 2014 and for which there was a subsequent payment default during the three-month periods ended March 31, 2015 and 2014, respectively, were not material.

Effective January 1, 2015, the Company adopted amended accounting and disclosure guidance for reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. The amended guidance clarifies that an in-substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The adoption resulted in an insignificant increase in other real estate owned. The amount of foreclosed residential real estate property held by the Company was $42 million and $44 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, there were $158 million in loans secured by residential real estate that were in the process of foreclosure.

5.	Borrowings

During February 2015, M&T Bank issued $1.5 billion of fixed rate senior notes pursuant to a Bank Note Program, of which $750 million have a 2.10% interest rate and mature in 2020 and $750 million have a 2.90% interest rate and mature in 2025.

M&T had $836 million of fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at March 31, 2015 that are held by various trusts and were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust.

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

On April 15, 2015, M&T redeemed all of the issued and outstanding Capital Securities issued by M&T Capital Trust I, M&T Capital Trust II and M&T Capital Trust III, and the related Junior Subordinated Debentures held by those respective trusts. In the aggregate, $323 million of Junior Subordinated Debentures were redeemed. In February 2014, M&T redeemed all of the issued and outstanding 8.5% $350 million Capital Securities issued by M&T Capital Trust IV and the related Junior Subordinated Debentures held by M&T Capital Trust IV.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5.	Borrowings, continued

Also included in long-term borrowings are agreements to repurchase securities of $1.4 billion at each of March 31, 2015 and December 31, 2014. The agreements reflect various repurchase dates in 2016 and 2017 and are subject to legally enforceable master netting arrangements, however the Company has not offset any amounts related to these agreements in its consolidated financial statements. The Company posted collateral consisting primarily of government guaranteed mortgage-backed securities of $1.5 billion at each of March 31, 2015 and December 31, 2014.

6.	Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T as of March 31, 2015 and December 31, 2014 is presented below:

	Shares issued and outstanding	Carrying value
	(dollars in thousands)
Series A (a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share	230,000	$230,000

Series C (a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share	151,500	$151,500

Series D (b)
Fixed Rate Non-cumulative Perpetual Preferred Stock, Series D, $10,000 liquidation preference per share	50,000	$500,000

Series E (c)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock, Series E, $1,000 liquidation preference per share	350,000	$350,000

(a)	Dividends, if declared, are paid at 6.375%. Warrants to purchase M&T common stock at $73.86 per share issued in connection with the Series A preferred stock expire in 2018 and totaled 719,175 at March 31, 2015 and 721,490 at December 31, 2014.
(b)	Dividends, if declared, are paid semi-annually at a rate of 6.875% per year. The shares are redeemable in whole or in part on or after June 15, 2016. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 regulatory capital, M&T may redeem all of the shares within 90 days following that occurrence.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.	Shareholders’ equity, continued

(c)	Dividends, if declared, are paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter will be paid quarterly at a rate of the three-month London Interbank Offered Rate (“LIBOR”) plus 361 basis points (hundredths of one percent). The shares are redeemable in whole or in part on or after February 15, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 regulatory capital, M&T may redeem all of the shares within 90 days following that occurrence.

In addition to the Series A warrants mentioned in (a) above, a warrant to purchase 95,383 shares of M&T common stock at $518.96 per share was outstanding at March 31, 2015 and December 31, 2014. The obligation under that warrant was assumed by M&T in an acquisition.

7.	Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit cost for defined benefit plans consisted of the following:

	Pension benefits		Other postretirement benefits
	Three months ended March 31
	2015	2014	2015	2014
	(in thousands)

Service cost	$6,000	5,100	200	150
Interest cost on projected benefit obligation	17,775	17,250	650	675
Expected return on plan assets	(23,575)	(22,925)	—	—
Amortization of prior service credit	(1,525)	(1,650)	(350)	(350)
Amortization of net actuarial loss	11,175	3,350	25	—

Net periodic benefit cost	$9,850	1,125	525	475

Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $16,750,000 and $15,732,000 for the three months ended March 31, 2015 and 2014, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.	Earnings per common share

The computations of basic earnings per common share follow:

	Three months ended March 31
	2015	2014
	(in thousands, except per share)
Income available to common shareholders:

Net income	$241,613	229,017
Less: Preferred stock dividends (a)	(20,318)	(14,674)

Net income available to common equity	221,295	214,343
Less: Income attributable to unvested stock-based compensation awards	(2,465)	(2,623)

Net income available to common shareholders	$218,830	211,720

Weighted-average shares outstanding:

Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	133,542	131,800
Less: Unvested stock-based compensation awards	(1,493)	(1,588)

Weighted-average shares outstanding	132,049	130,212

Basic earnings per common share	$1.66	1.63

(a)	Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.	Earnings per common share, continued

The computations of diluted earnings per common share follow:

	Three months ended March 31
	2015	2014
	(in thousands, except per share)

Net income available to common equity	$221,295	214,343
Less: Income attributable to unvested stock-based compensation awards	(2,458)	(2,612)

Net income available to common shareholders	$218,837	211,731

Adjusted weighted-average shares outstanding:

Common and unvested stock-based compensation awards	133,542	131,800
Less: Unvested stock-based compensation awards	(1,493)	(1,588)
Plus: Incremental shares from assumed conversion of stock-based compensation awards	720	914

Adjusted weighted-average shares outstanding	132,769	131,126

Diluted earnings per common share	$1.65	1.61

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing approximately 2.7 million and 3.0 million common shares during the three-month periods ended March 31, 2015 and 2014, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.	Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment Securities
	With OTTI (a)	All other	Defined benefit plans	Other	Total amount before tax		Income tax	Net
	(in thousands)

Balance – January 1, 2015	$7,438	201,828	(503,027)	(4,082)	$(297,843)		116,849	$(180,994)

Other comprehensive income before reclassifications:
Unrealized holding gains, net	8,011	32,063	—	—	40,074		(15,247)	24,827
Foreign currency translation adjustment	—	—	—	(3,732)	(3,732)		1,348	(2,384)
Gains on cash flow hedges	—	—	—	1,453	1,453		(568)	885

Total other comprehensive income before reclassifications	8,011	32,063	—	(2,279)	37,795		(14,467)	23,328

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:

Accretion of unrealized holding losses on held-to-maturity (“HTM”) securities	—	739	—	—	739	(b)	(289)	450
Losses realized in net income	—	98	—	—	98	(c)	(36)	62
Accretion of gain on terminated cash flow hedges	—	—	—	(24)	(24	) (d)	10	(14)
Amortization of prior service credit	—	—	(1,875)	—	(1,875	) (e)	934	(941)
Amortization of actuarial losses	—	—	11,200	—	11,200	(e)	(5,582)	5,618

Total reclassifications	—	837	9,325	(24)	10,138		(4,963)	5,175

Total gain (loss) during the period	8,011	32,900	9,325	(2,303)	47,933		(19,430)	28,503

Balance – March 31, 2015	$15,449	234,728	(493,702)	(6,385)	$(249,910)		97,419	$(152,491)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.	Comprehensive income, continued

	Investment Securities
	With OTTI (a)	All other	Defined benefit plans	Other	Total amount before tax		Income tax	Net
	(in thousands)

Balance – January 1, 2014	$37,255	18,450	(161,617)	115	$(105,797)		41,638	$(64,159)

Other comprehensive income before reclassifications:
Unrealized holding gains, net	19,968	42,119	—	—	62,087		(24,374)	37,713
Foreign currency translation adjustment	—	—	—	(234)	(234)		98	(136)

Total other comprehensive income before reclassifications	19,968	42,119	—	(234)	61,853		(24,276)	37,577

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:

Accretion of unrealized holding losses on HTM securities	2	823	—	—	825	(b)	(324)	501
Amortization of prior service credit	—	—	(2,000)	—	(2,000	) (e)	785	(1,215)
Amortization of actuarial losses	—	—	3,350	—	3,350	(e)	(1,315)	2,035

Total reclassifications	2	823	1,350	—	2,175		(854)	1,321

Total gain (loss) during the period	19,970	42,942	1,350	(234)	64,028		(25,130)	38,898

Balance – March 31, 2014	$57,225	61,392	(160,267)	(119)	$(41,769)		16,508	$(25,261)

(a)	Other-than-temporary impairment
(b)	Included in interest income
(c)	Included in loss on bank investment securities
(d)	Included in interest expense
(e)	Included in salaries and employee benefits

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment securities		Defined benefit
	With OTTI	All other	plans	Other	Total
	(in thousands)

Balance – December 31, 2014	$4,518	122,683	(305,589)	(2,606)	$(180,994)

Net gain (loss) during period	4,898	20,441	4,677	(1,513)	28,503

Balance – March 31, 2015	$9,416	143,124	(300,912)	(4,119)	$(152,491)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant as of March 31, 2015.

The net effect of interest rate swap agreements was to increase net interest income by $11 million for each of the three-month periods ended March 31, 2015 and 2014.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional amount	Average maturity	Weighted- average rate
			Fixed	Variable
	(in thousands)	(in years)
March 31, 2015
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,400,000	2.4	4.42%	1.22%

December 31, 2014
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,400,000	2.7	4.42%	1.19%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

The use of cash flow hedges to manage the variability of cash flows associated with the then-forecasted issuance of long-term debt did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $17.1 billion and $17.6 billion at March 31, 2015 and December 31, 2014, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $1.4 billion and $1.3 billion at March 31, 2015 and December 31, 2014, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$72,855	73,251	$—	—
Commitments to sell real estate loans (a)	662	728	3,529	4,217

	73,517	73,979	3,529	4,217

Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	26,295	17,396	65	49
Commitments to sell real estate loans (a)	1,571	754	8,552	4,330
Trading:
Interest rate contracts (b)	246,819	215,614	204,484	173,513
Foreign exchange and other option and futures contracts (b)	37,957	31,112	35,684	29,950

	312,642	264,876	248,785	207,842

Total derivatives	$386,159	338,855	$252,314	212,059

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

	Amount of unrealized gain (loss) recognized
	Three months ended March 31, 2015		Three months ended March 31, 2014
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(396)	161	$(8,160)	7,920

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$660		$(302)
Foreign exchange and other option and futures contracts (b)	(167)		(5,030)

Total	$493		$(5,332)

(a)	Reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately at $31 million and $28 million March 31, 2015 and December 31, 2014, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, was $174 million and $161 million at March 31, 2015 and December 31, 2014, respectively. After consideration of such netting arrangements, the net liability positions with counterparties aggregated $114 million and $103 million at March 31, 2015 and December 31, 2014, respectively. The Company was required to post collateral relating to those positions of $102 million and $90 million, at March 31, 2015 and December 31, 2014, respectively. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

posting requirements. If the Company’s debt rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on March 31, 2015 was $22 million, for which the Company had posted collateral of $15 million in the normal course of business. If the credit risk-related contingent features had been triggered on March 31, 2015, the maximum amount of additional collateral the Company would have been required to post with counterparties was $7 million.

The aggregate fair value of derivative financial instruments in an asset position, which are subject to enforceable master netting arrangements, was $106 million and $104 million at March 31, 2015 and December 31, 2014, respectively. After consideration of such netting arrangements, the net asset positions with counterparties aggregated $46 million at each of March 31, 2015 and December 31, 2014. Counterparties posted collateral relating to those positions of $47 million and $46 million at March 31, 2015 and December 31, 2014, respectively. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and additional collateral for contracts in a net liability position. The net fair values of derivative instruments cleared through clearinghouses at March 31, 2015 was a net liability position of $65 million and at December 31, 2014 was a net liability position of $35 million. Collateral posted with clearinghouses was $97 million and $61 million at March 31, 2015 and December 31, 2014, respectively.

11.	Variable interest entities and asset securitizations

During the first quarter of 2015, the Company securitized approximately $13 million of one-to-four family residential real estate loans that had been originated for sale in guaranteed mortgage securitizations with the Government National Mortgage Association (“Ginnie Mae”) and retained the resulting securities in its investment securities portfolio. In similar transactions for the three months ended March 31, 2014, the Company securitized $29 million of one-to-four family residential real estate loans. Gains associated with those transactions were not significant.

In accordance with GAAP, the Company determined that it was the primary beneficiary of a residential mortgage loan securitization trust considering its role as servicer and its retained subordinated interests in the trust. As a result, the Company has included the one-to-four family residential mortgage loans that were included in the trust in its consolidated financial statements. At March 31, 2015 and December 31, 2014, the carrying values of the loans in the securitization trust were $93 million and $98 million, respectively. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to M&T at March 31, 2015 and December 31, 2014 was $14 million and $15 million, respectively. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at March 31, 2015 is limited to realizing the carrying value of the loans less the amount of the mortgage-backed securities held by third parties.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11.	Variable interest entities and asset securitizations, continued

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At March 31, 2015 and December 31, 2014, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $34 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with Capital Securities described in note 5.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.2 billion at March 31, 2015 and December 31, 2014. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss on its investments in such partnerships was $303 million, including $88 million of unfunded commitments, at March 31, 2015 and $243 million, including $56 million of unfunded commitments, at December 31, 2014. Contingent commitments to provide additional capital contributions to these partnerships were not material at March 31, 2015. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as a limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements. As described in note 1, effective January 1, 2015 the Company retrospectively adopted for all periods presented amended accounting guidance on the accounting for investments in qualified affordable housing projects whereby the Company’s investment cost is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company amortized $10 million and $12 million of its investments in qualified affordable housing projects to income tax expense during the three-month periods ended March 31, 2015 and 2014, respectively, and recognized $14 million and $17 million of tax credits and other tax benefits during those respective periods.

12.	Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at March 31, 2015.

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

Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. The Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at March 31, 2015 and December 31, 2014. The modeling techniques included estimating cash flows using bond-specific assumptions about future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. In determining a market yield applicable to the estimated cash flows, a margin over LIBOR ranging from 5% to 10%, with a weighted-average of 8%, was used. Significant unobservable inputs used in the determination of estimated fair value of collateralized debt obligations are included in the accompanying table of

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

significant unobservable inputs to Level 3 measurements. At March 31, 2015, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $30 million and $47 million, respectively, and at December 31, 2014 were $30 million and $50 million, respectively. Securities backed by trust preferred securities issued by financial institutions and other entities constituted substantially all of the available-for-sale investment securities classified as Level 3 valuations.

The Company ensures an appropriate control framework is in place over the valuation processes and techniques used for Level 3 fair value measurements. Internal pricing models used for significant valuation measurements have generally been subjected to validation procedures including review of mathematical constructs, valuation methodology and significant assumptions used.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The following tables present assets and liabilities at March 31, 2015 and December 31, 2014 measured at estimated fair value on a recurring basis:

	Fair value measurements at March 31, 2015	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)

Trading account assets	$363,085	48,978	314,107	—
Investment securities available for sale:
U.S. Treasury and federal agencies	163,234	—	163,234	—
Obligations of states and political subdivisions	7,850	—	7,850	—
Mortgage-backed securities:
Government issued or guaranteed	10,265,221	—	10,265,221	—
Privately issued	95	—	—	95
Collateralized debt obligations	47,278	—	—	47,278
Other debt securities	121,273	—	121,273	—
Equity securities	98,549	71,804	26,745	—

	10,703,500	71,804	10,584,323	47,373

Real estate loans held for sale	540,546	—	540,546	—
Other assets (b)	101,383	—	75,088	26,295

Total assets	$11,708,514	120,782	11,514,064	73,668

Trading account liabilities	$240,168	—	240,168	—
Other liabilities (b)	12,146	—	12,081	65

Total liabilities	$252,314	—	252,249	65

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

	Fair value measurements at December 31, 2014	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)

Trading account assets	$308,175	51,416	256,759	—
Investment securities available for sale:
U.S. Treasury and federal agencies	161,947	—	161,947	—
Obligations of states and political subdivisions	8,198	—	8,198	—
Mortgage-backed securities:
Government issued or guaranteed	8,731,123	—	8,731,123	—
Privately issued	103	—	—	103
Collateralized debt obligations	50,316	—	—	50,316
Other debt securities	121,488	—	121,488	—
Equity securities	83,757	64,841	18,916	—

	9,156,932	64,841	9,041,672	50,419

Real estate loans held for sale	742,249	—	742,249	—
Other assets (b)	92,129	—	74,733	17,396

Total assets	$10,299,485	116,257	10,115,413	67,815

Trading account liabilities	$203,464	—	203,464	—
Other liabilities (b)	8,596	—	8,547	49

Total liabilities	$212,060	—	212,011	49

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2015 and the year ended December 31, 2014.
(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2015 were as follows:

	Investment securities available for sale			Other assets and other liabilities
	Privately issued mortgage-backed securities	Collateralized debt obligations
	(in thousands)

Balance – January 1, 2015	$103	$50,316		$17,347

Total gains (losses) realized/unrealized:
Included in earnings	—	—		29,770	(a)
Included in other comprehensive income	—	(2,004	) (d)	—
Settlements	(8)	(1,034)		—
Transfers in and/or out of Level 3 (b)	—	—		(20,887	) (c)

Balance – March 31, 2015	$95	$47,278		$26,230

Changes in unrealized gains included in earnings related to assets still held at March 31, 2015	$—	$—		$22,636	(a)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2014 were as follows:

	Investment securities available for sale				Other assets and other liabilities
	Privately issued mortgage-backed securities		Collateralized debt obligations
	(in thousands)

Balance – January 1, 2014	$1,850		$63,083		$3,941

Total gains (losses) realized/unrealized:
Included in earnings	—		—		22,383	(a)
Included in other comprehensive income	67	(d)	4,646	(d)	—
Settlements	(1,221)		(5,961)		—
Transfers in and/or out of Level 3 (b)	—		—		(13,735	) (c)

Balance – March 31, 2014	$696		$61,768		$12,589

Changes in unrealized gains included in earnings related to assets still held at March 31, 2014	$—		$—		$15,050	(a)

(a)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(b)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(c)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.
(d)	Reported as net unrealized gains on investment securities in the consolidated statement of comprehensive income.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 10% to 80% at March 31, 2015. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $101 million at March 31, 2015 ($67 million and $34 million of which were classified as Level 2 and Level 3, respectively), $173 million at December 31, 2014 ($94 million and $79 million of which were classified as Level 2 and Level 3, respectively) and $161 million at March 31, 2014 ($100 million and $61 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on March 31, 2015 and 2014 were decreases of $8 million and $15 million for the three-month periods ended March 31, 2015 and 2014, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $11 million at each of March 31, 2015 and March 31, 2014. Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month periods ended March 31, 2015 and 2014.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at March 31, 2015 and December 31, 2014:

	Fair value at March 31, 2015	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
	(in thousands)
Recurring fair value measurements

Privately issued mortgage–backed securities	$95	Two independent pricing quotes	—	—

Collateralized debt obligations	47,278	Discounted cash flow	Probability of default	12%-57% (45%)
			Loss severity	100%

Net other assets (liabilities) (a)	26,230	Discounted cash flow	Commitment expirations	0%-96% (19%)

	Fair value at December 31, 2014	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
	(in thousands)
Recurring fair value measurements

Privately issued mortgage–backed securities	$103	Two independent pricing quotes	—	—

Collateralized debt obligations	50,316	Discounted cash flow	Probability of default	12%-57% (36%)
			Loss severity	100%

Net other assets (liabilities) (a)	17,347	Discounted cash flow	Commitment expirations	0%-96% (17%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	March 31, 2015
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,366,853	$1,366,853	$1,311,917	$54,936	$—
Interest-bearing deposits at banks	6,291,491	6,291,491	—	6,291,491	—
Trading account assets	363,085	363,085	48,978	314,107	—
Investment securities	14,393,270	14,444,292	71,804	14,162,805	209,683
Loans and leases:
Commercial loans and leases	19,775,494	19,484,920	—	—	19,484,920
Commercial real estate loans	27,845,710	27,746,166	—	117,366	27,628,800
Residential real estate loans	8,504,119	8,609,248	—	5,119,739	3,489,509
Consumer loans	10,973,719	10,880,895	—	—	10,880,895
Allowance for credit losses	(921,373)	—	—	—	—

Loans and leases, net	66,177,669	66,721,229	—	5,237,105	61,484,124
Accrued interest receivable	244,079	244,079	—	244,079	—

Financial liabilities:
Noninterest-bearing deposits	$(27,181,120)	$(27,181,120)	$—	$(27,181,120)	$—
Savings deposits and NOW accounts	(43,288,329)	(43,288,329)	—	(43,288,329)	—
Time deposits	(2,946,126)	(2,967,329)	—	(2,967,329)	—
Deposits at Cayman Islands office	(178,545)	(178,545)	—	(178,545)	—
Short-term borrowings	(193,495)	(193,495)	—	(193,495)	—
Long-term borrowings	(10,509,143)	(10,641,367)	—	(10,641,367)	—
Accrued interest payable	(77,903)	(77,903)	—	(77,903)	—
Trading account liabilities	(240,168)	(240,168)	—	(240,168)	—

Other financial instruments:
Commitments to originate real estate loans for sale	$26,230	$26,230	$—	$—	$26,230
Commitments to sell real estate loans	(9,848)	(9,848)	—	(9,848)	—
Other credit-related commitments	(112,511)	(112,511)	—	—	(112,511)
Interest rate swap agreements used for interest rate risk management	72,855	72,855	—	72,855	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

	December 31, 2014
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,373,357	$1,373,357	$1,296,923	$76,434	$—
Interest-bearing deposits at banks	6,470,867	6,470,867	—	6,470,867	—
Trading account assets	308,175	308,175	51,416	256,759	—
Investment securities	12,993,542	13,023,956	64,841	12,750,396	208,719
Loans and leases:
Commercial loans and leases	19,461,292	19,188,574	—	—	19,188,574
Commercial real estate loans	27,567,569	27,487,818	—	307,667	27,180,151
Residential real estate loans	8,657,301	8,729,056	—	5,189,086	3,539,970
Consumer loans	10,982,794	10,909,623	—	—	10,909,623
Allowance for credit losses	(919,562)	—	—	—	—

Loans and leases, net	65,749,394	66,315,071	—	5,496,753	60,818,318
Accrued interest receivable	227,348	227,348	—	227,348	—

Financial liabilities:
Noninterest-bearing deposits	$(26,947,880)	$(26,947,880)	$—	$(26,947,880)	$—
Savings deposits and NOW accounts	(43,393,618)	(43,393,618)	—	(43,393,618)	—
Time deposits	(3,063,973)	(3,086,126)	—	(3,086,126)	—
Deposits at Cayman Islands office	(176,582)	(176,582)	—	(176,582)	—
Short-term borrowings	(192,676)	(192,676)	—	(192,676)	—
Long-term borrowings	(9,006,959)	(9,139,789)	—	(9,139,789)	—
Accrued interest payable	(63,372)	(63,372)	—	(63,372)	—
Trading account liabilities	(203,464)	(203,464)	—	(203,464)	—

Other financial instruments:
Commitments to originate real estate loans for sale	$17,347	$17,347	$—	$—	$17,347
Commitments to sell real estate loans	(7,065)	(7,065)	—	(7,065)	—
Other credit-related commitments	(119,079)	(119,079)	—	—	(119,079)
Interest rate swap agreements used for interest rate risk management	73,251	73,251	—	73,251	—

With the exception of marketable securities, certain off-balance sheet financial instruments and one-to-four family residential real estate loans originated for sale, the Company’s financial instruments are not readily marketable and market prices do not exist. The Company, in attempting to comply with the provisions of GAAP that require disclosures of fair value of financial instruments, has not attempted to market its financial instruments to potential buyers, if any exist. Since negotiated prices in illiquid markets depend greatly upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. The following assumptions and calculations were used in determining the estimated fair value of financial instruments not measured at fair value in the consolidated financial statements.

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

	March 31, 2015	December 31, 2014
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$6,219,783	6,194,516
Commercial real estate loans to be sold	346,664	212,257
Other commercial real estate and construction	5,161,878	4,834,699
Residential real estate loans to be sold	661,132	432,352
Other residential real estate	581,384	524,399
Commercial and other	11,493,613	11,080,856

Standby letters of credit	3,648,095	3,706,888

Commercial letters of credit	42,291	46,965

Financial guarantees and indemnification contracts	2,535,609	2,490,050

Commitments to sell real estate loans	1,322,998	1,237,294

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $2.4 billion at each of March 31, 2015 and December 31, 2014.

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

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At March 31, 2015, management believes that any further liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible further losses in the aggregate, beyond the existing recorded liability, was between $0 and $40 million. Although the Company does not believe that the outcome of pending litigations will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 22 to the Company’s consolidated financial statements as of and for the year ended December 31, 2014. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. Effective January 1, 2015, the Company made certain changes to its methodology for measuring segment profit and loss. Those changes in the measurement of segment profitability were largely the result of updated funds transfer pricing and various cost allocation reviews. The most significant changes to the funds transfer pricing resulted from ascribing a longer duration to non-maturity deposits, which significantly benefitted the Retail Banking segment. The cost allocation review having the largest impact related to a branch cost study. That study consisted of transaction reviews and time studies which resulted in a higher cost allocation from the Retail Banking segment to the Business Banking segment. As a result of the changes, prior period financial information has been restated to provide segment information on a comparable basis, as noted below:

	Three months ended March 31, 2014
	Net income (loss) as previously reported	Impact of changes	Net income (loss) as restated
	(in thousands)

Business Banking	$28,598	(3,625)	24,973

Commercial Banking	99,765	(924)	98,841

Commercial Real Estate	74,561	(2,009)	72,552

Discretionary Portfolio	11,279	81	11,360

Residential Mortgage Banking	19,411	(831)	18,580

Retail Banking	29,711	39,323	69,034

All Other	(34,308)	(32,015)	(66,323)

Total	$229,017	—	229,017

As also described in note 22 to the Company’s 2014 consolidated financial statements, neither goodwill nor core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have been allocated to the Company’s reportable segments, but are included in the “All Other” category. The Company does, however, assign such intangible assets to business units for purposes of testing for impairment.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14.	Segment information, continued

Information about the Company’s segments is presented in the following table:

	Three months ended March 31
	2015			2014
	Total revenues (a)	Inter- segment revenues	Net income (loss)	Total revenues (a)	Inter- segment revenues	Net income (loss)
	(in thousands)

Business Banking	$108,560	1,045	24,811	$111,770	1,057	24,973

Commercial Banking	246,581	1,085	96,423	249,349	1,197	98,841

Commercial Real Estate	163,320	82	80,086	157,323	348	72,552

Discretionary Portfolio	15,474	(5,443)	5,954	24,657	(5,039)	11,360

Residential Mortgage Banking	111,458	11,387	31,965	93,765	9,748	18,580

Retail Banking	300,391	3,137	68,888	306,780	3,505	69,034

All Other	154,007	(11,293)	(66,514)	132,896	(10,816)	(66,323)

Total	$1,099,791	—	241,613	$1,076,540	—	229,017

	Average total assets
	Three months ended March 31		Year ended December 31
	2015	2014	2014
	(in millions)

Business Banking	$5,300	5,242	5,281

Commercial Banking	23,683	22,523	22,892

Commercial Real Estate	18,019	16,937	17,113

Discretionary Portfolio	22,714	18,581	20,798

Residential Mortgage Banking	3,512	3,157	3,333

Retail Banking	10,788	10,155	10,449

All Other	11,876	10,070	12,277

Total	$95,892	86,665	92,143

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

(e.g. deposits). The taxable-equivalent adjustment aggregated $5,838,000 and $5,945,000 for the three-month periods ended March 31, 2015 and 2014, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

15.	Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting. The carrying value of that investment was $43 million at March 31, 2015.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $4.6 billion and $4.8 billion at March 31, 2015 and December 31, 2014, respectively. Revenues from those servicing rights were $6 million and $7 million during the three-month periods ended March 31, 2015 and 2014, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances totaling $39.5 billion and $41.3 billion at March 31, 2015 and December 31, 2014, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $35 million and $26 million for the three-month periods ended March 31, 2015 and 2014, respectively. In addition, the Company held $198 million and $202 million of mortgage-backed securities in its held-to-maturity portfolio at March 31, 2015 and December 31, 2014, respectively, that were securitized by Bayview Financial.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

M&T Bank Corporation (“M&T”) recorded net income in the first quarter of 2015 of $242 million or $1.65 of diluted earnings per common share, compared with $229 million or $1.61 of diluted earnings per common share in the initial 2014 quarter. During the fourth quarter of 2014, net income totaled $278 million or $1.92 of diluted earnings per common share. Basic earnings per common share were $1.66 in the recent quarter, compared with $1.63 and $1.93 in the first and fourth quarters of 2014, respectively. The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the initial 2015 quarter was 1.02%, compared with 1.07% in the year-earlier quarter and 1.12% in the fourth quarter of 2014. The annualized rate of return on average common shareholders’ equity was 7.99% in the first three months of 2015, compared with 8.22% and 9.10% in the first and fourth quarters of 2014, respectively.

On March 12, 2015, M&T announced that the Federal Reserve did not object to M&T’s proposed 2015 Capital Plan. Accordingly, M&T may maintain a quarterly common stock dividend of $.70 per share; pay dividends and interest on other equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities and subordinated debt that were outstanding at December 31, 2014, consistent with the contractual terms of those instruments; repurchase up to $200 million of common shares during the first half of 2016; and redeem or repurchase up to $310 million of trust preferred securities. Common and preferred dividends are subject to approval by M&T’s Board of Directors in the ordinary course of business. On April 15, 2015, M&T redeemed $310 million of trust preferred securities in accordance with the 2015 Capital Plan.

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City would be acquired by M&T. Pursuant to the terms of the agreement, Hudson City common shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). The estimated purchase price considering the closing price of M&T’s common stock of $127.00 on March 31, 2015 was $5.5 billion.

At March 31, 2015, Hudson City reported $36.1 billion of assets, including $20.9 billion of loans (predominantly residential real estate loans) and $8.3 billion of investment securities, and $31.3 billion of liabilities, including $18.9 billion of deposits. The merger has received the approval of the common shareholders of M&T and Hudson City. However, the merger is subject to a number of conditions, including regulatory approvals.

On June 17, 2013, M&T and M&T Bank entered into a written agreement with the Federal Reserve Bank of New York. Under the terms of the agreement, M&T and M&T Bank are required to submit to the Federal Reserve Bank of New York a revised compliance risk management program designed to ensure compliance with the Bank Secrecy Act and anti-money-laundering laws and regulations (“BSA/AML”) and to take certain other steps to enhance their compliance practices. The Company commenced a major initiative, including the hiring of outside consulting firms, intended to fully address those regulator concerns. M&T and M&T Bank continue to make progress towards completing this initiative. On April 3, 2015, M&T was advised by the Federal Reserve that the Federal Reserve Board intends to act on the M&T and Hudson City merger application no later than September 30, 2015. As a result, M&T and Hudson City extended the date after which either party may elect to terminate the merger agreement if the merger has not yet been completed from April 30, 2015 to October 31, 2015. Nevertheless, M&T’s pending acquisition of Hudson City still remains subject to regulatory approval, including approval by the Federal Reserve, and certain other closing conditions and, as a result, there can be no assurances that the merger will be completed by that date.

Effective January 1, 2015, the Company elected to account for its investments in qualified affordable housing projects using the proportional amortization method as allowed by the Financial Accounting Standards Board (“FASB”). Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The adoption is required to be applied retrospectively. As a result, financial statements for periods prior to 2015 have been restated. The adoption did not have a significant effect on the Company’s financial position or results of operations, but the restatement of the consolidated statement of income for the three-month period ended March 31, 2014 resulted in the removal of $12 million of losses associated with qualified affordable housing projects from “other costs of operations” and added the amortization of the initial cost of the investment of a similar amount to income tax expense. The similar restatement for the second, third and fourth quarters of 2014 each reflected approximately $14 million of amortization.

Recent Legislative Developments

As discussed in M&T’s Form 10-K for the year ended December 31, 2014, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) that was signed into law on July 21, 2010 has and will continue to significantly change the bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, and the system of regulatory oversight of the Company. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. Not all of the rules required or expected to be implemented under the Dodd-Frank Act have been proposed or adopted, and certain of the rules that have been proposed or adopted under the Dodd-Frank Act are subject to phase-in or transitional periods. The implications of the Dodd-Frank Act for the Company’s businesses continue to depend to a large extent on the implementation of the legislation by the Federal Reserve and other agencies.

A discussion of the provisions of the Dodd-Frank Act is included in Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2014.

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

The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies, such as M&T, that had $15 billion or more in total consolidated assets as of December 31, 2009. As a result, beginning in 2015 25% of M&T’s trust preferred securities are includable in Tier 1 capital, and in 2016 and thereafter, none of M&T’s trust preferred securities will be includable in Tier 1 capital. Trust preferred securities no longer included in M&T’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules. In the first quarter of 2014, M&T redeemed $350 million of 8.50% junior subordinated debentures associated with the trust preferred capital securities of M&T Capital Trust IV and issued a like amount of 6.45% preferred stock that qualifies as Tier 1 regulatory capital. On April 15, 2015, in accordance with its 2015 Capital Plan M&T redeemed the junior subordinated debentures associated with $310 million of trust preferred securities of M&T Capital Trust I, II and III. A detailed discussion of the New Capital Rules is included in Part I, Item 1 of the Company’s Form 10-K for the year ended December 31, 2014 under the heading “Capital Requirements.” A further discussion of the Company’s regulatory capital ratios is presented herein under the heading “Capital.”

On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Securities and Exchange Commission adopted the final version of the Volcker Rule, which was mandated under the Dodd-Frank Act. Pursuant to the Volcker Rule, banking entities are generally prohibited from engaging in proprietary trading. Under the rule, the Company was required to be in compliance with the prohibition on proprietary trading and the requirement to develop an extensive compliance program by July 2015; however, in December 2014, the Federal Reserve extended the compliance period to July 2016 for investments in and relationships with covered funds that were in place prior to December 31, 2013. The Federal Reserve has indicated that it intends to further extend the compliance period to July 2017.

The Company does not believe that it engages in any significant amount of proprietary trading as defined in the Volcker Rule and that any impact would be minimal. In addition, a review of the Company’s investments was undertaken to determine if any meet the Volcker Rule’s definition of “covered funds.” Based on that review, the Company believes that any impact related to investments considered to be covered funds would not have a material effect on the Company’s financial condition or its results of operations. Nevertheless, the Company may be required to divest certain investments subject to the Volcker Rule.

On September 3, 2014, the Federal Reserve and other banking regulators adopted final rules (“Final LCR Rule”) implementing a U.S. version of the Basel Committee’s Liquidity Coverage Ratio requirement (“LCR”) including the modified version applicable to bank holding companies, such as M&T, with $50 billion in total consolidated assets that are not “advanced approaches” institutions. The LCR is intended to ensure that banks hold a sufficient amount of so-called “high quality liquid assets” (“HQLA”) to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. The LCR is the ratio of an institution’s amount of HQLA (the numerator) over projected net cash outflows over the 30-day horizon (the denominator), in each case, as calculated pursuant to the Final LCR Rule. Once fully phased-in, a subject institution must maintain an LCR equal to at least 100% in order to satisfy this regulatory requirement. Only specific classes of assets, including U.S. Treasury securities, other U.S. government obligations and agency mortgage-backed securities, qualify under the rule as HQLA, with classes of assets deemed relatively less liquid and/or subject to greater degree of credit risk subject to certain haircuts and caps for purposes of calculating the numerator under the Final LCR Rule.

The initial compliance date for the modified LCR is January 2016, with the requirement fully phased-in by January 2017. The Company intends to comply with the LCR when it becomes effective. A detailed discussion of the LCR and its requirements is included in Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2014 under the heading “Liquidity Ratios under Basel III.”

Supplemental Reporting of Non-GAAP Results of Operations

M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and gains and expenses associated with merging acquired operations into the Company, since such items are considered by management to be “nonoperating” in nature. As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.6 billion at each of March 31, 2015, March 31, 2014 and December 31, 2014. Included in such intangible assets was goodwill of $3.5 billion at each of those dates. Amortization of core deposit and other intangible assets, after tax effect, was $4 million during each of the quarters ended March 31, 2015 and December 31, 2014 ($.03 per diluted common share), compared with $6 million ($.05 per diluted common share) during the first quarter of 2014. There were no merger-related gains or expenses in the first quarters of 2015 and 2014 or in the final quarter of 2014. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Net operating income aggregated $246 million in the initial quarter of 2015, compared with $235 million in the first quarter of 2014. Diluted net operating earnings per common share for the recent quarter were $1.68, compared with $1.66 in the year-earlier quarter. Net operating income and diluted net operating earnings per common share were $282 million and $1.95, respectively, in the final 2014 quarter.

Net operating income in the first quarter of 2015 expressed as an annualized rate of return on average tangible assets was 1.08%, compared with 1.15% and 1.18% in the first and fourth quarters of 2014, respectively. Net operating income represented an annualized return on average tangible common equity of 11.90% in the recent quarter, compared with 12.76% in the year-earlier quarter and 13.55% in the fourth quarter of 2014.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income was $665 million in the first quarter of 2015, up from $662 million in the year-earlier period. The impact of higher average earning assets, which rose $8.9 billion, or 12%, to $85.2 billion from $76.3 billion in the first quarter of 2014, was largely offset by a 35 basis point (hundredths of one percent) narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. The higher level of average earning assets reflected a $4.1 billion rise in average balances of investment securities, a $2.8 billion increase in average loans and leases and a $2.0 billion increase in lower-yielding average interest-bearing deposits at the Federal Reserve Bank of New York. The increase in investment securities resulted from purchases of Ginnie Mae and Fannie Mae mortgage-

backed securities. Taxable-equivalent net interest income in the recent quarter was below the $688 million recorded in the fourth quarter of 2014, reflecting two less days in the recent quarter, lower average balances of interest-bearing deposits at banks and the net impact of actions taken in response to liquidity requirements that take effect in 2016.

Average loans and leases rose $2.8 billion or 4% to $66.6 billion in the initial 2015 quarter from $63.8 billion in the first quarter of 2014. Commercial loans and leases averaged $19.5 billion in the recent quarter, up $1.0 billion or 5% from $18.5 billion in the year-earlier quarter. Average commercial real estate loans rose $1.5 billion or 6% to $27.6 billion in the first quarter of 2015 from $26.1 billion in the corresponding quarter of 2014. Average residential real estate loans outstanding decreased $272 million to $8.6 billion in the first quarter of 2015 from $8.8 billion in the similar 2014 quarter. Included in that portfolio were loans held for sale, which averaged $387 million in the recent quarter, compared with $329 million in the year-earlier quarter. Average consumer loans and leases totaled $11.0 billion in the initial quarter of 2015, $662 million or 6% higher than $10.3 billion in the first quarter of 2014. The predominant factor for the higher consumer loans was a 41% increase in average automobile loans that is reflective of consumer demand, higher industry sales and generally favorable interest rates.

Average loan balances in the first quarter of 2015 increased $820 million from the fourth quarter of 2014. Average outstanding commercial loan and lease balances rose $340 million, or 2%, average balances of commercial real estate loans increased $532 million, or 2%, average residential real estate loan balances were down $82 million and average outstanding consumer loans increased $29 million from the final 2014 quarter. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

Dollars in millions

		Percent increase (decrease) from
	1st Qtr. 2015	1st Qtr. 2014	4th Qtr. 2014
Commercial, financial, etc.	$19,457	5%	2%
Real estate – commercial	27,596	6	2
Real estate – consumer	8,572	(3)	(1)
Consumer
Automobile	2,024	41	5
Home equity lines	5,704	(1)	(1)
Home equity loans	264	(23)	(7)
Other	2,970	7	—

Total consumer	10,962	6	—

Total	$66,587	4%	1%

The investment securities portfolio averaged $13.4 billion in the recent quarter, up $4.1 billion or 44% from $9.3 billion in the initial quarter of 2014 and $397 million above the $13.0 billion averaged in the fourth quarter of 2014. The increase from the year-earlier quarter reflects the net effect of purchases, partially offset by maturities and paydowns of mortgage-backed securities. The Company purchased approximately $4.6 billion of Fannie Mae securities and $602 million of Ginnie Mae securities that were added to the investment securities portfolio during 2014, and another $1.4 billion of Fannie Mae securities and $470 million of Ginnie Mae securities were purchased during the first quarter of 2015. Those purchases reflect increased holdings of investment securities to satisfy the requirements of the LCR that will become effective in January 2016.

The investment securities portfolio is largely comprised of residential mortgage-backed securities, debt securities issued by municipalities, trust preferred securities issued by certain financial institutions, and shorter-term

U.S. Treasury and federal agency notes. When purchasing investment securities, the Company also considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination.

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” There were no other-than-temporary impairment charges recognized in either of the first quarters of 2015 and 2014 or in the final 2014 quarter. Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $5.2 billion in the recently completed quarter, compared with $3.3 billion and $9.2 billion in the first and fourth quarters of 2014, respectively. Interest-bearing deposits at banks averaged $5.1 billion, $3.1 billion and $9.1 billion during the three-month periods ended March 31, 2015, March 31, 2014 and December 31, 2014, respectively. The rise in average interest-bearing deposits at banks in the fourth quarter of 2014 and in the initial 2015 quarter as compared with the first quarter of 2014 was due, in part, to higher Wilmington Trust-related customer deposits. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of liquidity and balance sheet size and resulting capital ratios.

As a result of the changes described herein, average earning assets totaled $85.2 billion in the first quarter of 2015, compared with $76.3 billion in the year-earlier quarter and $88.0 billion in the fourth quarter of 2014.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits totaled $70.1 billion in the first quarter of 2015, compared with $65.6 billion in the year-earlier quarter and $73.8 billion in the fourth quarter of 2014. The growth in core deposits since the first quarter of 2014 was due, in part, to higher deposits of trust customers and the lack of attractive alternative investments available to the Company’s customers resulting from lower interest rates and from the economic environment in the U.S. The decline in average core deposits as compared with the fourth quarter of 2014 reflects lower deposits of trust customers. The low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have generally increased. The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

Dollars in millions

		Percent increase (decrease) from
	1st Qtr. 2015	1st Qtr. 2014	4th Qtr. 2014
NOW accounts	$1,101	14%	4%
Savings deposits	40,561	8	(3)
Time deposits $250,000 or less	2,670	(13)	(4)
Noninterest-bearing deposits	25,811	7	(8)

Total	$70,143	7%	(5)%

The Company has additional funding sources, including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits. Time deposits over $250,000 averaged $347 million in the recent quarter, compared with $371 million and $354 million in the first and fourth quarters of 2014, respectively. Cayman Islands office deposits averaged $224 million, $380 million and $265 million for the three-month periods ended March 31, 2015, March 31, 2014 and December 31, 2014, respectively. The Company had brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged approximately $1.0 billion in each of the first quarters of 2015 and 2014 and $1.1 billion in the fourth quarter of 2014. The levels of brokered NOW and brokered money-market deposit accounts reflect the demand for such deposits, largely resulting from the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. The level of Cayman Islands office deposits are also reflective of customer demand. Additional amounts of Cayman Islands office deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding. Average short-term borrowings totaled $196 million in the first quarter of 2015, compared with $264 million in the year-earlier quarter and $195 million in the final quarter of 2014. Such borrowings were largely comprised of unsecured federal funds borrowings, which generally mature on the next business day.

Long-term borrowings averaged $9.8 billion in the recent quarter, compared with $5.9 billion in the year-earlier quarter and $9.0 billion in the fourth quarter of 2014. During 2013, M&T Bank initiated a Bank Note Program whereby M&T Bank may offer unsecured senior and subordinated notes. Average balances of the unsecured senior notes issued under that program were $4.9 billion, $1.8 billion and $4.0 billion during the three-month periods ended March 31, 2015, March 31, 2014 and December 31, 2014, respectively. During February 2015, M&T Bank issued $1.5 billion of senior notes of which $750 million mature in 2020 and $750 million mature in 2025. The proceeds of the issuances of borrowings under the Bank Note Program have been predominantly utilized to purchase high-quality liquid assets that will meet the requirements of the LCR. Also included in average long-term borrowings were amounts borrowed from the Federal Home Loan Banks of New York, Atlanta and Pittsburgh of $1.2 billion in each of the initial 2015 quarter and fourth quarter of 2014 and $29 million in the first quarter of 2014. During the second quarter of 2014, M&T Bank borrowed approximately $1.1 billion from the Federal Home Loan Bank (“FHLB”) of New York. Those borrowings were split between three-year and five-year terms at fixed rates of interest. Subordinated capital notes included in long-term borrowings averaged $1.5 billion during the two most recent quarters and $1.6 billion in the initial 2014 quarter. On November 1, 2014, M&T Bank redeemed $50 million of 9.50% subordinated notes that were due to mature in 2018. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $835 million in each of the first quarter of 2015 and the final 2014 quarter and $1.1 billion in the first quarter of 2014. M&T redeemed $350 million of 8.50% junior subordinated debentures associated with trust preferred securities in the first quarter of 2014. In addition, in accordance with its 2015 Capital Plan M&T redeemed on April 15, 2015 the junior subordinated debentures associated with the $310 million of trust preferred securities of M&T Capital Trusts I, II and III. Those borrowings had a weighted-average interest rate of 8.24%. Further information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.4 billion during each of the first quarters of 2015 and 2014 and the fourth quarter of 2014. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of March 31, 2015, interest rate swap agreements were used to hedge approximately $1.4 billion of fixed rate long-term borrowings. Further information on interest rate swap agreements is provided in note 10 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 2.97% in the recent quarter and 3.32% in the first quarter of 2014. The yield on earning assets during the initial 2015 quarter was 3.54%, down 33 basis points from 3.87% in the year-earlier quarter, while the rate paid on interest-bearing liabilities increased 2 basis points to .57% from ..55%. In the fourth quarter of 2014, the net interest spread was 2.92%, the yield on earning assets was 3.44% and the rate paid on interest-bearing liabilities was .52%. The narrowing of the net interest spread in the recent quarter as compared with the first quarter of 2014 reflects higher average balances of investment securities and interest-bearing deposits held at the Federal Reserve Bank of New York that have substantially lower yields than loans. The 5 basis point improvement in the net interest spread as compared with the final 2014 quarter was largely due to the lower average balances of interest-bearing deposits held at the Federal Reserve Bank of New York, partially offset by higher average balances of investment securities and long-term borrowings and the impact of accelerated accretion of premiums on mortgage-backed securities due to higher than originally expected prepayments.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $29.3 billion in the first quarter of 2015, compared with $26.9 billion and $31.4 billion in the first and fourth quarters of 2014, respectively. The increases in average net interest-free funds in the two most recent quarters as compared with the first quarter of 2014 were predominantly the result of higher average balances of noninterest-bearing deposits. Such deposits averaged $25.8 billion in the recent quarter, compared with $24.1 billion and $28.1 billion in the first and fourth quarters of 2014, respectively. The decline in average noninterest-bearing deposits from the fourth quarter of 2014 to the initial 2015 quarter was largely due to a decline in trust-related customer deposits. Goodwill and core deposit and other intangible assets averaged $3.6 billion during each of the quarters ended March 31, 2015, March 31, 2014 and December 31, 2014. The cash surrender value of bank owned life insurance averaged $1.7 billion in each of the three-month periods ended March 31, 2015, March 31, 2014 and December 31, 2014. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .20% in each of the first quarters of 2015 and 2014, compared with .18% in the fourth quarter of 2014.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.17% in the first three months of 2015, compared with 3.52% in the year-earlier period and 3.10% in the fourth quarter of 2014. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin. In particular, the relatively low interest rate environment continues to exert downward pressure on yields on loans, investment securities and other earning assets.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its interest-bearing liabilities. Periodic settlement amounts arising from these agreements are reflected in the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.4 billion at each of March 31, 2015, March 31, 2014 and December 31, 2014. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Those interest rate swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. The amounts of hedge ineffectiveness recognized during the quarters ended March 31, 2015, March 31, 2014 and December 31, 2014 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $73 million at each of March 31, 2015 and December 31, 2014 and $95 million at March 31, 2014. The fair values of such interest rate swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of March 31, 2015 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $49 million of collateral with the Company.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 4.42% and 1.22%, respectively, at March 31, 2015. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

Dollars in thousands

	Three months ended March 31
	2015		2014
	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(11,277)	(.08)	(11,292)	(.09)

Net interest income/margin	$11,277	.06%	$11,292	.06%

Average notional amount	$1,400,000		$1,400,000

Rate received (b)		4.42%		4.42%
Rate paid (b)		1.20%		1.19%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. M&T’s banking subsidiaries have access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank of New York, the previously noted Bank Note Program, and other available borrowing facilities. The Company has, from time to time, issued subordinated capital notes to provide liquidity and enhance regulatory capital ratios. Such notes generally qualify under Federal Reserve Board’s risk-based capital guidelines for inclusion in the Company’s capital. However, pursuant to the Dodd-Frank Act, junior subordinated debentures associated with trust preferred securities are being phased-out of the definition of Tier 1 capital. Effective January 1, 2015, 75% of such junior subordinated debentures are excluded from the Company’s Tier 1 capital, and beginning January 1, 2016, 100% will be excluded. The amounts excluded from Tier 1 capital are includable in total capital.

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings were $155 million at March 31, 2015, $180 million at March 31, 2014 and $135 million at December 31, 2014. In general, those borrowings were unsecured and matured on the next business day. In addition to satisfying customer demand, Cayman Islands office deposits may be used by the Company as an alternative to short-term borrowings. Cayman Islands office deposits totaled $179 million, $248 million and $177 million at March 31, 2015, March 31, 2014 and December 31, 2014, respectively. The Company has brokered NOW and brokered money-market deposit accounts which aggregated approximately $1.1 billion at each of March 31, 2015 and December 31, 2014, compared with $1.0 billion at March 31, 2014. Brokered time deposits were not a significant source of funding as of those dates.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $11 million and $4 million at March 31, 2015 and 2014, respectively, while there were no outstanding VRDBs in the Company’s trading account at December 31, 2014. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.9 billion at March 31, 2015, compared with $1.7 billion at March 31, 2014 and $2.0 billion at December 31, 2014. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at March 31, 2015 approximately $1.2 billion was available for payment of dividends to M&T from banking subsidiaries. Information regarding the long-term debt obligations of M&T is included in note 5 of Notes to Financial Statements.

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

The accompanying table as of March 31, 2015 and December 31, 2014 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

Dollars in thousands

	Calculated increase (decrease) in projected net interest income
Changes in interest rates	March 31, 2015	December 31, 2014
+200 basis points	$234,291	246,028
+100 basis points	129,404	134,393
-100 basis points	(54,132)	(74,634)
-200 basis points	(89,402)	(109,261)

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

The notional amounts of interest rate contracts entered into for trading account purposes aggregated $17.1 billion at each of March 31, 2015 and 2014 and $17.6 billion at December 31, 2014. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes totaled $1.4 billion at March 31, 2015, compared with $1.0 billion and $1.3 billion at March 31 and December 31, 2014, respectively. Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $363 million and $240 million, respectively, at March 31, 2015, $315 million and $216 million, respectively, at March 31, 2014, and $308 million and $203 million, respectively, at December 31, 2014. Included in trading account assets were assets related to deferred compensation plans totaling $25 million at March 31, 2015, compared with $26 million at March 31, 2014 and $27 million at December 31, 2014. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at March 31, 2015 were $29 million of liabilities related to deferred compensation plans, compared with $30 million at each of March 31 and December 31, 2014. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

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

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the first quarter of 2015 was $38 million, compared with $32 million in the year-earlier quarter and $33 million in the fourth quarter of 2014. Net loan charge-offs were $36 million in the recent quarter, compared with $32 million in each of the first and fourth quarters of 2014. Net charge-offs as an annualized percentage of average loans and leases were .22% in the initial 2015 quarter, compared with .20% in the first quarter of 2014 and .19% in the final 2014 quarter. A summary of net charge-offs by loan type is presented in the table that follows.

NET CHARGE-OFFS

BY LOAN/LEASE TYPE

In thousands

	First Quarter 2015	First Quarter 2014	Fourth Quarter 2014
Commercial, financial, leasing, etc.	$8,411	9,146	9,397
Real estate:
Commercial	6,094	289	1,262
Residential	2,129	5,822	2,554
Consumer	19,555	16,651	18,858

	$36,189	31,908	32,071

Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended March 31, 2015, March 31, 2014 and December 31, 2014, respectively, of: automobile loans of $4 million in each respective period; recreational vehicle loans of $3 million, $4 million and $3 million; and home equity loans and lines of credit, including Alt-A second lien loans, of $6 million, $4 million and $4 million. Alt-A loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. Loans in the Company’s Alt-A portfolio were originated by the Company prior to 2008.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of loans. The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet. The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans obtained in acquisitions subsequent to 2008 was $2.4 billion, $3.7 billion and $2.6 billion at March 31, 2015,

March 31, 2014 and December 31, 2014, respectively. The portion of the nonaccretable balance related to remaining principal losses as well as life-to-date principal losses charged against the nonaccretable balance as of March 31, 2015 and December 31, 2014 are presented in the accompanying table.

	Nonaccretable balance - principal
	Remaining balance		Life-to-date charges
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in thousands)

Commercial, financing, leasing, etc.	$19,961	19,589	78,084	78,736
Commercial real estate	75,451	70,261	271,490	276,681
Residential real estate	15,104	15,958	60,381	59,552
Consumer	27,701	29,582	79,700	77,819

Total	$138,217	135,390	489,655	492,788

Nonaccrual loans totaled $791 million or 1.18% of total loans and leases outstanding at March 31, 2015, compared with $891 million or 1.39% a year earlier and $799 million or 1.20% at December 31, 2014. The declines in nonaccrual loans at the two most recent quarter-ends as compared with March 31, 2014 were largely due to lower commercial loans and commercial real estate loans in nonaccrual status.

Accruing loans past due 90 days or more (excluding acquired loans) were $237 million or .35% of total loans and leases at March 31, 2015, compared with $307 million or .48% at March 31, 2014 and $245 million or .37% at December 31, 2014. Those loans included loans guaranteed by government-related entities of $194 million, $291 million and $218 million at March 31, 2015, March 31, 2014 and December 31, 2014, respectively. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $178 million, $251 million and $196 million at March 31, 2015, March 31, 2014 and December 31, 2014, respectively. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal. Acquired accruing loans past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Such loans totaled $80 million at March 31, 2015, compared with $121 million at March 31, 2014 and $110 million at December 31, 2014.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $184 million at March 31, 2015, or approximately .3% of total loans. Purchased impaired loans totaled $303 million and $198 million at March 31 and December 31, 2014, respectively. The decline in such loans from March 31, 2014 was predominantly the result of payments received from customers.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $153 million, $224 million and $149 million at March 31, 2015, March 31, 2014 and December 31, 2014, respectively.

Nonaccrual commercial loans and leases aggregated $195 million at March 31, 2015, $138 million at March 31, 2014 and $177 million at December 31, 2014. The increases in such loans since March 31, 2014 were not concentrated in any particular industry group. Commercial real estate loans classified as nonaccrual totaled $232 million at March 31, 2015, $291 million at March 31, 2014 and $239 million at December 31, 2014. The decreases in such loans at the two most recent quarter-ends as compared with March 31, 2014 was due, in part, to improving economic conditions and reflected lower loans in nonaccrual status to residential builders and developers. Loans to residential builders and developers in nonaccrual status aggregated $65 million and $90 million at March 31, 2015 and 2014, respectively, and $72 million at December 31, 2014. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the three-month period ended March 31, 2015 is presented in the accompanying table.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

	March 31, 2015			Quarter ended March 31, 2015
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances (a)	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)

New York	$751,974	$8,571	1.14%	$134	.09%
Pennsylvania	137,105	36,538	26.65	(2)	(.01)
Mid-Atlantic	400,934	21,909	5.46	11	.01
Other	365,634	1,504	.41	—	—

Total	$1,655,647	$68,522	4.14%	$143	.04%

(a)	Includes approximately $24 million of loans not secured by real estate, of which approximately $3 million are in nonaccrual status.

Residential real estate loans in nonaccrual status at March 31, 2015 were $246 million, compared with $338 million at March 31, 2014 and $258 million at December 31, 2014. The decrease in residential real estate loans classified as nonaccrual from March 31, 2014 was largely related to the payoff during the second quarter of 2014 of $64 million of loans to one customer that were secured by residential real estate. Included in residential real estate loans classified as nonaccrual were Alt-A loans of $74 million, $79 million and $78 million at March 31, 2015, March 31, 2014 and December 31, 2014, respectively. Residential real estate loans past due 90 days or more and accruing interest (excluding acquired loans) totaled $197 million at March 31, 2015, compared with $285 million a year earlier and $216 million at December 31, 2014. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended March 31, 2015 is presented in the accompanying table.

Nonaccrual consumer loans aggregated $118 million at March 31, 2015, compared with $124 million at March 31, 2014 and $125 million at December 31, 2014. Included in nonaccrual consumer loans at March 31, 2015, March 31, 2014 and December 31, 2014 were: automobile loans of $14 million, $16 million and $18 million, respectively; recreational vehicle loans of $9 million, $11 million and $11 million, respectively; and outstanding balances of home equity loans and lines of credit, including junior lien Alt-A loans, of $88 million, $83 million and $89 million, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended March 31, 2015 is presented in the accompanying table.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

	March 31, 2015			Quarter ended March 31, 2015
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
Residential mortgages:
New York	$3,456,314	$63,978	1.85%	$757	.09%
Pennsylvania	1,106,917	19,210	1.74	50	.02
Mid-Atlantic	2,026,129	30,854	1.52	705	.14
Other	1,557,014	55,732	3.58	186	.05

Total	$8,146,374	$169,774	2.08%	$1,698	.08%

Residential construction loans:
New York	$5,999	$144	2.41%	$—	—%
Pennsylvania	3,249	734	22.58	(1)	(.11)
Mid-Atlantic	9,730	—	—	—	—
Other	11,199	844	7.54	66	2.14

Total	$30,177	$1,722	5.71%	$65	.81%

Alt-A first mortgages:
New York	$55,606	$18,263	32.84%	$166	1.20%
Pennsylvania	10,451	2,910	27.84	61	2.34
Mid-Atlantic	65,192	9,670	14.83	10	.06
Other	196,319	43,427	22.12	129	.26

Total	$327,568	$74,270	22.67%	$366	.44%

Alt-A junior lien:
New York	$1,066	$56	5.24%	$107	40.21%
Pennsylvania	353	34	9.76	—	—
Mid-Atlantic	2,801	141	5.02	(1)	(.08)
Other	6,595	508	7.70	282	17.00

Total	$10,815	$739	6.83%	$388	14.21%

First lien home equity loans:
New York	$16,684	$1,648	9.88%	$194	4.55%
Pennsylvania	54,773	3,282	5.99	87	.62
Mid-Atlantic	72,624	848	1.17	78	.42
Other	1,155	—	—	(2)	(.50)

Total	$145,236	$5,778	3.98%	$357	.96%

First lien home equity lines:
New York	$1,358,769	$15,112	1.11%	$463	.14%
Pennsylvania	838,591	5,922	.71	373	.18
Mid-Atlantic	857,883	3,959	.46	184	.09
Other	37,985	1,515	3.99	—	—

Total	$3,093,228	$26,508	.86%	$1,020	.13%

Junior lien home equity loans:
New York	$13,923	$4,590	32.97%	$(165)	(4.72)%
Pennsylvania	17,731	998	5.63	(18)	(.39)
Mid-Atlantic	59,825	1,510	2.52	3	.02
Other	7,398	856	11.57	344	18.01

Total	$98,877	$7,954	8.04%	$164	.65%

Junior lien home equity lines:
New York	$940,262	$30,449	3.24%	$1,903	.81%
Pennsylvania	387,109	4,484	1.16	717	.74
Mid-Atlantic	1,179,393	10,267	.87	1,816	.62
Other	68,065	1,806	2.65	(27)	(.16)

Total	$2,574,829	$47,006	1.83%	$4,409	.69%

Real estate and other foreclosed assets totaled $63 million and $59 million at March 31, 2015 and March 31, 2014, and $64 million at December 31, 2014. At March 31, 2015, foreclosed assets included $42 million of residential real estate properties.

A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

Dollars in thousands

	2015	2014 Quarters
	First Quarter	Fourth	Third	Second	First

Nonaccrual loans	$790,586	799,151	847,784	880,134	$890,893
Real estate and other foreclosed assets	62,578	63,635	67,629	59,793	59,407

Total nonperforming assets	$853,164	862,786	915,413	939,927	$950,300

Accruing loans past due 90 days or more (a)	$236,621	245,020	312,990	289,016	$307,017

Government guaranteed loans included in totals above:
Nonaccrual loans	$60,508	69,095	68,586	81,817	$75,959
Accruing loans past due 90 days or more	193,618	217,822	265,333	275,846	291,418

Renegotiated loans	$198,911	202,633	209,099	270,223	$257,889

Acquired accruing loans past due 90 days or more (b)	$80,110	110,367	132,147	134,580	$120,996

Purchased impaired loans (c):
Outstanding customer balance	$335,079	369,080	429,915	504,584	$534,331
Carrying amount	184,018	197,737	236,662	282,517	303,388

Nonaccrual loans to total loans and leases, net of unearned discount	1.18%	1.20%	1.29%	1.36%	1.39%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.27%	1.29%	1.39%	1.45%	1.48%
Accruing loans past due 90 days or more (a) to total loans and leases, net of unearned discount	.35%	.37%	.48%	.45%	.48%

(a)	Excludes acquired loans. Predominantly residential mortgage loans.
(b)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans that were impaired at acquisition date and recorded at fair value.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of March 31, 2015 in light of: (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations; and (v) the amount of loan growth experienced by the Company. While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the troubled state of financial and credit markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; low levels of workforce participation; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 60% of the Company’s loans are to customers in New York State and Pennsylvania).

The Company utilizes a loan grading system which is applied to all commercial loans and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Criticized commercial loans and commercial real estate loans were $2.0 billion at March 31, 2015, compared with $1.8 billion at each of March 31, 2014 and December 31, 2014. The increase since December 31, 2014 included approximately $129 million related to commercial loans to customers operating in varied industries. Loan officers with the support of loan review personnel in different geographic locations are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective geographic regions. On a quarterly basis, the Company’s centralized loan review department reviews all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. At March 31, 2015, approximately 55% of the Company’s home equity portfolio consisted of first lien loans and lines of credit. Of the remaining junior lien loans in the portfolio, approximately 73% (or approximately 32% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company. To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. At March 31, 2015, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $22 million, compared with $30 million at March 31, 2014 and $24 million at December 31, 2014. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. Additionally, the Company generally evaluates home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. In determining the amount of such charge-offs, if the Company does not know the amount of the remaining first lien mortgage loan (typically because the Company does not own or service the first lien loan), the Company assumes that the first lien mortgage loan has had no principal amortization since the origination of the junior lien loan. Similarly, data used in estimating incurred losses for purposes of determining the allowance for credit losses also assumes no reductions in outstanding principal of first lien loans since the origination of the junior lien loan. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At March 31, 2015, approximately 92% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 22% were making contractually allowed payments that do not include repayment of principal.

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

Management believes that the allowance for credit losses at March 31, 2015 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $921 million, or 1.37% of total loans and leases at March 31, 2015, compared with $917 million or 1.43% at March 31, 2014 and $920 million or 1.38% at December 31, 2014. The ratio of the allowance to total loans and leases at each respective date reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that had been recorded at estimated fair value based on estimated future cash flows expected to be received on those loans. Those cash flows include the impact of expected defaults on customer repayment performance. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolios also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans was 117% at March 31, 2015, compared with 103% a year earlier and 115% at December 31, 2014. Given the Company’s general position as a secured lender and its practice of charging-off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $440 million in the first quarter of 2015, compared with $420 million in the year-earlier quarter and $452 million in the fourth quarter of 2014. The predominant factor contributing to the improvement from the first quarter of 2014 was a $22 million increase in mortgage banking revenues. As compared with the fourth quarter of 2014, the decline in other income reflected a decrease in loan syndication fees and declines in service charges on deposit accounts and trust income, partially offset by higher mortgage banking revenues.

Mortgage banking revenues totaled $102 million in the recent quarter, compared with $80 million in the initial quarter of 2014 and $94 million in the final 2014 quarter. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $79 million in the first quarter of 2015, compared with $65 million in the year-earlier quarter and $71 million in the fourth quarter of 2014. The improvement in residential mortgage banking revenues from each of the first and fourth quarters of 2014 to the recent quarter reflects an increase in commitments to originate loans for sale. The higher volumes in the recent quarter largely resulted from increased refinancing activity by consumers due to a decline in interest rates early in the quarter.

New commitments to originate residential real estate loans to be sold were approximately $936 million in 2015’s initial quarter, compared with $728 million in the year-earlier quarter and $735 million in the final quarter of 2014. Realized gains from sales of residential real estate loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase real estate loans originated for sale) and recognized net unrealized gains and losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $21 million in the first quarter of 2015, compared with gains of $15 million and $14 million in the first and fourth quarters of 2014, respectively.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues during each of the first quarter of 2015 and the final quarter of 2014 were reduced by $1 million related to the actual or anticipated settlement of repurchase obligations. Similar reductions in the initial 2014 quarter were less than $1 million.

Loans held for sale that were secured by residential real estate totaled $423 million and $292 million at March 31, 2015 and 2014, respectively, and $435 million at December 31, 2014. Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates were $859 million and $661 million, respectively, at March 31, 2015, compared with $655 million and $522 million at March 31, 2014, and $717 million and $432 million, respectively, at December 31, 2014. Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $21 million and $17 million at March 31, 2015 and March 31, 2014, respectively, and $19 million at December 31, 2014. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in a net increase in revenue of $2 million in the most recent quarter, compared with net decreases in revenue of $2 million in each of the first and fourth quarters of 2014.

Revenues from servicing residential real estate loans for others were $58 million in the recent quarter, compared with $50 million and $56 million during the quarters ended March 31, 2014 and December 31, 2014, respectively. Residential real estate loans serviced for others totaled $65.0 billion at March 31, 2015, $73.0 billion at March 31, 2014 and $67.2 billion at December 31, 2014. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $40.4 billion, $47.4 billion and $42.1 billion at March 31, 2015, March 31, 2014 and December 31, 2014, respectively. Revenues earned for sub-servicing loans were $35 million in the first quarter of 2015, $26 million in the year-earlier quarter and $33 million in the fourth quarter of 2014. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of Bayview Lending Group LLC (“BLG”).

Capitalized servicing rights consist largely of servicing associated with loans sold by the Company. Capitalized residential mortgage loan servicing assets totaled $111 million at each of March 31, 2015 and December 31, 2014, compared with $123 million at March 31, 2014.

Commercial mortgage banking revenues were $23 million in each of the two most recent quarters, compared with $15 million in the first quarter of 2014. Included in such amounts were revenues from loan origination and sales activities of $13 million in each of the first quarter of 2015 and fourth quarter of 2014, compared with $7 million in the first quarter of 2014. Commercial real estate loans originated for sale to other investors totaled approximately $455 million in the first quarter of 2015, compared with $136 million and $570 million in the first and fourth quarters of 2014, respectively. Loan servicing revenues were $10 million in each of the two most recent quarters, compared with $8 million in the initial quarter of 2014. Capitalized commercial mortgage servicing assets aggregated $74 million at March 31, 2015, $71 million at March 31, 2014 and $73 million at December 31, 2014. Commercial real estate loans serviced for other investors totaled $11.4 billion, $11.2 billion and $11.3 billion at March 31, 2015, March 31, 2014 and December 31, 2014, respectively, and included $2.4 billion, $2.3 billion and $2.4 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $464 million and $347 million, respectively, at March 31, 2015, $190 million and $152 million, respectively, at March 31, 2014 and $520 million and $212 million, respectively, at December 31, 2014. Commercial real estate loans held for sale at March 31, 2015, March 31, 2014 and December 31, 2014 were $117 million, $38 million, and $308 million, respectively.

Service charges on deposit accounts totaled $102 million in the first quarter of 2015, compared with $104 million in the year-earlier quarter and $106 million in the final 2014 quarter. The recent quarter’s decline as compared with the earlier periods was largely due to lower consumer deposit service fees.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Revenues associated with the ICS business were approximately $61 million, $57 million and $63 million during the quarters ended March 31, 2015, March 31, 2014 and December 31, 2014, respectively. In the first quarter of 2015, the Company announced that it had agreed to sell the trade processing business within the retirement services division of ICS that was acquired with Wilmington Trust. That divestiture occurred on April 10, 2015. The portion of the business that was ultimately sold in April generated revenues of approximately $34 million in 2014 and $9 million during the first quarter of 2015. After considering related expenses, including the portion of those revenues paid to sub-advisors, net income attributable to the business that was sold was not material to the consolidated results of operations of the Company. Revenues attributable to WAS were approximately $56 million and $53 million for the three-month periods ended March 31, 2015 and 2014, respectively, and $55 million for the three-month period ended December 31, 2014. In total, trust income aggregated $124 million in the recent quarter, compared with $121 million and $128 million in the first and fourth quarters of 2014, respectively. Total trust assets, which include assets under management and assets under administration, aggregated $293.4 billion at March 31, 2015, compared with $270.5 billion and $287.9 billion at March 31, 2014 and December 31, 2014, respectively. Trust assets under management were $69.4 billion, $65.9 billion and $68.2 billion at March 31, 2015, March 31, 2014 and December 31, 2014, respectively. The Company’s proprietary mutual funds had assets of $12.8 billion, $13.0 billion and $13.3 billion at March 31, 2015, March 31, 2014 and December 31, 2014, respectively.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $15 million in the recent quarter, compared with $17 million in the year-earlier quarter and $16 million in the fourth quarter of 2014. Gains from trading account and foreign exchange activity totaled $6 million during the initial quarters of 2015 and 2014, compared with $8 million in the final 2014 quarter. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

M&T’s share of the operating losses of BLG was $4 million in each of the first quarter of 2015, the year-earlier quarter and the fourth quarter of 2014. The operating losses of BLG in the respective quarters reflect provisions for losses associated with securitized loans and other loans held by BLG and loan servicing and other administrative costs. Under GAAP, such losses are required to be recognized by BLG despite the fact that many of the securitized loan losses will ultimately be borne by the underlying third party bondholders. As these loan losses are realized through later foreclosure and still later sale of real estate collateral, the underlying bonds will be charged-down leading to BLG’s future recognition of debt extinguishment gains. The timing of such debt extinguishment is difficult to predict and given ongoing loan loss provisioning, it is not possible to project when BLG will return to profitability. As a result of credit and liquidity disruptions, BLG ceased its originations of small-balance commercial real estate loans in 2008. However, as a result of past securitization activities, BLG is entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings from its core mortgage activities. To this point, BLG’s affiliates have largely reinvested their earnings to generate additional servicing and asset management activities, further contributing to the value of those affiliates. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Other revenues from operations totaled $95 million in the first quarter of 2015, compared with $96 million in the year-earlier quarter and $103 million in the fourth quarter of 2014. The recent quarter’s decline as compared with the final 2014 quarter was largely attributable to lower fees for providing loan syndication, underwriting and advisory services. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $26 million in the recent quarter, compared with $32 million in the first quarter of 2014 and $33 million in the fourth quarter of 2014. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $11 million during the recent quarter, compared with $12 million in the initial quarter of 2014 and $13 million in the final quarter of 2014. Revenues from merchant discount and credit card fees were $24 million in the quarter ended March 31, 2015, compared with $22 million and $26 million in the quarters ended March 31, 2014 and December 31, 2014, respectively. Insurance-related sales commissions and other revenues totaled $11 million in the initial quarter of 2015, compared with $12 million in the year-earlier quarter and $9 million in the fourth quarter of 2014. Other miscellaneous revenues and the changes in such revenues from period-to-period were not individually significant.

Other Expense

Effective January 1, 2015, M&T adopted amended guidance from the FASB for accounting for investments in qualified affordable housing projects under which the initial cost of such investments is amortized to income tax expense in proportion to the tax benefit received. The adoption of this accounting guidance did not have a significant effect on the Company’s financial position or results of operations, but did result in the restatement of the consolidated financial statements for 2014 and earlier years to remove net costs associated with qualified affordable housing projects from other expense and include the amortization of the investments in income tax expense. As a result, the amortization included in income tax expense was $10 million and $12 million in the first quarters of 2015 and 2014, respectively. Similarly, losses removed from other costs of operations and amortization amounts now included in income tax expense were $14 million in each of the second, third and fourth quarters of 2014.

Reflecting the application of the new accounting guidance, other expense totaled $686 million in the first quarter of 2015, compared with $690 million in the year-earlier quarter and $666 million in the final quarter of 2014. Included in those amounts are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $7 million in each of the two most recent quarters and $10 million in the first quarter of 2014. There were no merger-related expenses during those respective quarters. Exclusive of these nonoperating expenses, noninterest operating expenses totaled $680 million in each of the first quarters of 2015 and 2014 and $659 million in the fourth quarter of 2014. Operating expenses in the recent quarter as compared with the year-earlier period reflected lower costs for professional services, FDIC assessments and equipment and net occupancy expenses that were offset by higher salaries and employee benefits expenses. The rise in noninterest operating expenses from the fourth quarter of 2014 was largely due to seasonally higher stock-based compensation and employee benefits expenses offset, in part, by lower professional services costs. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense totaled $390 million in 2015’s initial quarter, compared with $371 million in the year-earlier quarter and $345 million in the fourth quarter of 2014. As compared with the year-earlier period, the recent quarter reflects the impact of annual merit increases for employees, higher incentive compensation costs and higher pension expense. The increase in pension expense is predominantly attributable to an increase in the amortization of unrecognized actuarial losses. Cumulative unrecognized actuarial losses increased from $191 million at December 31, 2013 to $512 million at December 31, 2014 due predominantly to a 75 basis point reduction in the discount rate and revised mortality tables released in 2014 by the Society of Actuaries used to determine the pension benefit obligation. In accordance with GAAP, net unrecognized gains or losses that exceed ten percent of the greater of the projected benefit obligation or the market-related value of plan assets are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. In addition to higher pension expense and merit increases, seasonally higher stock-based compensation, unemployment insurance, payroll-related taxes and the Company’s contributions for retirement savings plan benefits related to annual incentive compensation payments also contributed to the rise in salaries and employee benefits expense in the recent quarter as compared with the fourth quarter of 2014. The Company, in accordance with GAAP, has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarters of 2015 and 2014 included $14 million and $16 million, respectively, that would have been recognized over the normal vesting period if not for the accelerated expense recognition provisions of GAAP. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and employee benefits expense included stock-based compensation of $28 million and $30 million in the quarters ended March 31, 2015 and March 31, 2014, respectively, and $12 million in the quarter ended December 31, 2014. The number of full-time equivalent employees was 15,263 at March 31, 2015, compared with 15,316 and 15,312 at March 31, 2014 and December 31, 2014, respectively.

Excluding the nonoperating expenses described earlier from each quarter, nonpersonnel operating expenses were $290 million and $309 million in the quarters ended March 31, 2015 and March 31, 2014, respectively, and $314 million in the fourth quarter of 2014. The decrease in such expenses in the recent quarter as compared with the year-earlier quarter and the final quarter of 2014 reflected a lower level of professional services costs. Professional services costs include legal expenses, which were elevated in the fourth quarter of 2014. Other professional services costs were lower in the initial quarter of 2015 as certain projects were either completed or reached significant milestones. Professional services costs related to BSA/AML compliance, capital planning and stress testing, risk management and other operational initiatives were elevated throughout 2014. As compared with the first quarter of 2014, in addition to the decline in professional services costs, lower FDIC assessments and equipment and net occupancy expenses also contributed to the decrease in nonpersonnel operating expenses in the initial 2015 quarter. The efficiency ratio measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 61.5% in the first quarter of 2015, compared with 62.8% in the year-earlier period and 57.8% in the fourth quarter of 2014.

Income Taxes

The provision for income taxes for the first quarter of 2015 was $134 million, compared with $125 million in the year-earlier quarter and $157 million in the fourth quarter of 2014. The effective tax rates were 35.6%, 35.4% and 36.1% for the quarters ended March 31, 2015, March 31, 2014 and December 31, 2014, respectively. As noted earlier, effective January 1, 2015 M&T adopted amended guidance from the FASB for accounting for investments in qualified affordable housing projects, which resulted in the restatement of the consolidated financial statements for 2014 and earlier years. The adoption of the guidance resulted in higher effective tax rates than existed prior to such adoption. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.

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

Capital

Shareholders’ equity was $12.5 billion at March 31, 2015, representing 12.73% of total assets, compared with $11.9 billion or 13.43% at March 31, 2014 and $12.3 billion or 12.76% at December 31, 2014.

Included in shareholders’ equity was preferred stock with a financial statement carrying value of $1.2 billion at each of March 31, 2015, March 31, 2014 and December 31, 2014. Further information concerning M&T’s preferred stock can be found in note 6 of Notes to Financial Statements.

Common shareholders’ equity aggregated $11.3 billion, or $84.95 per share, at March 31, 2015, compared with $10.7 billion, or $81.05 per share, at March 31, 2014 and $11.1 billion, or $83.88 per share, at December 31, 2014. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $58.29 at March 31, 2015, $53.92 at March 31, 2014 and $57.06 at December 31, 2014. The Company’s ratio of tangible common equity to tangible assets was 8.17% at March 31, 2015, compared with 8.34% a year earlier and 8.11% at December 31, 2014. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized gains on investment securities, net of applicable tax effect, were $153 million, or $1.15 per common share, at March 31, 2015, compared with net unrealized gains of $72 million, or $.55 per common share, at March 31, 2014 and $127 million, or $.96 per common share, at December 31, 2014. Information about unrealized gains and losses as of March 31, 2015 and December 31, 2014 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized gains at March 31, 2015 were pre-tax effect unrealized losses of $30 million on available-for-sale investment securities with an amortized cost of $1.7 billion and pre-tax effect unrealized gains of $308 million on securities with an amortized cost of $8.7 billion. The pre-tax effect unrealized losses reflect $19 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $124 million and an estimated fair value of $105 million (generally considered Level 2 valuations). Further information concerning the Company’s valuations of available-for-sale investment securities is provided in note 12 of Notes to Financial Statements.

The Company assesses impairment losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. In total, at March 31, 2015 and December 31, 2014, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $198 million and $202 million, respectively, and a fair value of $162 million and $158 million, respectively. At March 31, 2015, 87% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 28% being independently rated as investment grade. The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008 and had a weighted-average credit enhancement of 16% at March 31, 2015, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. All mortgage-backed securities in the held-to-maturity portfolio had a current payment status as of March 31, 2015.

The weighted-average default percentage and loss severity assumptions utilized in the Company’s internal modeling were 33% and 74%, respectively. The Company has concluded that as of March 31, 2015, its privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, it is possible that adverse changes in the future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

As of March 31, 2015, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any additional other-than-temporary impairment charges were not appropriate. It is likely that the Company will be required to sell certain of its collateralized debt obligations backed by trust preferred securities held in the available-for-sale portfolio to comply with the provisions of the Volcker Rule. However, the amortized cost and fair value of those collateralized debt obligations were $25 million and $30 million, respectively, at March 31, 2015 and the Company did not expect that it would realize any material losses if it ultimately was required to sell such securities. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its other impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of the Notes to Financial Statements.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $301 million, or $2.26 per common share, at March 31, 2015, $306 million, or $2.31 per common share, at December 31, 2014, and $97 million, or $.74 per common share, at March 31, 2014. The increase in such adjustment at March 31, 2015 and December 31, 2014 as compared with March 31, 2014 was the result of two main factors: a 75 basis point decrease in the discount rate used to measure the benefit obligations of the defined benefit plans and the use of updated mortality tables for the U.S. published in 2014 by the Society of Actuaries.

Cash dividends declared on M&T’s common stock during the quarter ended March 31, 2015 totaled $94 million, compared with $92 million and $93 million in the quarters ended March 31 and December 31, 2014, respectively, and represented a quarterly dividend payment of $.70 per common share in each of those three quarters.

Cash dividends declared on preferred stock are detailed in the table that follows. There were no cash dividends declared in the first quarter of 2014 on the Series E Preferred Stock issued in February 2014.

PREFERRED STOCK DIVIDENDS

Dollars in thousands

	First Quarter 2015	First Quarter 2014	Fourth Quarter 2014
Series A	$3,666	3,666	3,666
Series C	2,414	2,414	2,414
Series D	8,594	8,594	8,594
Series E	5,644	—	5,644

Total	$20,318	14,674	20,318

The Company did not repurchase any shares of its common stock during 2014 or the first quarter of 2015.

M&T and its subsidiary banks are required to comply with applicable capital adequacy standards established by the federal banking agencies. In July 2013, the Federal Reserve Board, the OCC and the FDIC approved New Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. These rules went into effect as to M&T and its subsidiary banks on January 1, 2015, subject to phase-in periods for certain components and other provisions.

The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including M&T and its subsidiaries, M&T Bank and Wilmington Trust, N.A., as compared to the U.S. general risk-based capital rules that were applicable to the Company through December 31, 2014. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules.

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

Pursuant to the New Capital Rules, non-advanced approaches banking organizations, including M&T, may make a one-time permanent election to exclude the effects of certain accumulated other comprehensive income or loss items reflected in shareholders’ equity under U.S. GAAP. M&T made that election during the first quarter of 2015. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies, such as M&T, that had $15 billion or more in total consolidated assets as of December 31, 2009. As a result, beginning in 2015 25% of M&T’s trust preferred securities became includable in Tier 1 capital, and in 2016, none of M&T’s trust preferred securities will be includable in Tier 1 capital. Trust preferred securities no longer included in M&T’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules. A detailed discussion of the new regulatory capital rules is included in Part I, Item 1 of Form 10-K for the year ended December 31, 2014.

The regulatory capital ratios of the Company, M&T Bank and Wilmington Trust, N.A. as of March 31, 2015 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

March 31, 2015

	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
Common equity Tier 1	9.78%	10.33%	57.32%
Tier 1 capital	11.68%	10.33%	57.32%
Total capital	14.92%	12.88%	57.87%
Tier 1 leverage	10.17%	9.02%	19.61%

On March 12, 2015, M&T announced that the Federal Reserve did not object to M&T’s proposed 2015 Capital Plan. Accordingly, M&T may maintain a quarterly common stock dividend of $.70 per share; continue to pay dividends and interest on other equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities and subordinated debt that were outstanding at December 31, 2014, consistent with the contractual terms of those instruments; repurchase up to $200 million of common shares during the first half of 2016; and redeem or repurchase up to $310 million of trust preferred securities. Common and preferred dividends are subject to approval by M&T’s Board of Directors in the ordinary course of business. As noted earlier, M&T redeemed $310 million of trust preferred securities on April 15, 2015.

Segment Information

As required by GAAP, the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 14 of Notes to Financial Statements. During 2015, certain methodology changes were made and, accordingly, the financial information for the Company’s reportable segments for 2014 have been restated to conform with the methods and assumptions used in 2015. As described in note 14 of Notes to Financial Statements, the methodology changes were largely the result of updated funds transfer pricing and various cost allocations. Additionally, the segment financial data also reflect the Company’s adoption of amended guidance for accounting for investments in qualified affordable housing projects.

The Business Banking segment earned $25 million in each of the first quarters of 2015 and 2014, compared with $26 million in the fourth quarter of 2014. As compared with the first quarter of 2014, a $4 million decrease in net interest income in the recent quarter was largely offset by higher merchant discount and credit card fees and lower noninterest operating expenses. The lower net interest income reflects a narrowing of the net interest margin on deposits of 26 basis points, partially offset by a $444 million increase in average outstanding deposit balances. The modest decrease in net income in the recent quarter as compared with the immediately preceding quarter resulted from a $4 million decrease in net interest income, partially offset by lower costs associated with the allocation of expenses related to BSA/AML compliance, risk management, and other operational initiatives across the Company. The decline in net interest income resulted largely from a 4 basis point narrowing of the net interest margin on loans and a $346 million decline in average outstanding deposit balances.

Net income earned by the Commercial Banking segment totaled $96 million in the first quarter of 2015, compared with $99 million for each of the three-month periods ended March 31, 2014 and December 31, 2014. The 2% decline in net income as compared with the first quarter of 2014 resulted largely from a $3 million decrease in net interest income and a $4 million decrease in credit-related fees. The decline in net interest income was the result of a narrowing of the net interest margin on loans and deposits of 11 basis points and 17 basis points, respectively, partially offset by higher average outstanding loan and deposit balances of $1.2 billion and $912 million, respectively. The recent quarter’s decline in net income as compared with 2014’s fourth quarter was largely due to a $4 million decrease in net interest income, a $4 million increase in the provision for credit losses and a $2 million decrease in credit-related fees, partially offset by lower FDIC assessments and other operating expenses. The lower net interest income reflected a narrowing of the net interest margin on loans of 3 basis points and lower average deposit balances of $107 million offset, in part, by higher average outstanding loans of $574 million.

The Commercial Real Estate segment’s net income aggregated $80 million for the first quarter of 2015, up 10% from the $73 million earned in the first three months of 2014, but down 4% from the $83 million recorded in 2014’s fourth quarter. The improvement from the year-earlier quarter reflects a $7 million increase in mortgage banking revenues and a $4 million decrease in the provision for credit losses, the result of recoveries of previously charged off loans in the recent quarter, partially offset by higher personnel-related expenses of $2 million. The increase in mortgage banking revenues was largely due to higher loan origination and sales activities. The decline in net income as compared with the final 2014 quarter was largely due to a $4 million decrease in credit-related fees and a $4 million decline in net interest income. The lower net interest income was due to a narrowing of the net interest margin on loans and deposits of 4 basis points each, partially offset by increases in average outstanding loan and deposit (predominantly noninterest-bearing) balances of $331 million and $106 million, respectively.

The Discretionary Portfolio segment recorded net income of $6 million during the three-month period ended March 31, 2015, compared with $11 million in the year-earlier period and $9 million in the fourth quarter of 2014. The decline in net income as compared with the first quarter of 2014 reflects a $9 million decrease in net interest income that was largely attributable to a 32 basis point narrowing of the net interest margin on investment securities, partially offset by a $4.1 billion increase in average balances of investment securities due to purchases of Fannie Mae and Ginnie Mae mortgage-backed securities to meet new liquidity requirements that are scheduled to become effective for M&T on January 1, 2016. The recent quarter’s unfavorable performance as compared with the immediately preceding quarter resulted largely from a $6 million decrease in net interest income that resulted from a 17 basis point narrowing of the net interest margin on investment securities, partially offset by a $399 million increase in average outstanding investment securities balances.

Net income of the Residential Mortgage Banking segment rose 72% to $32 million in the recent quarter from $19 million in the first quarter of 2014,

and was 43% higher than the $22 million earned in 2014’s fourth quarter. The improved performance from the year-earlier period was attributable to the following favorable factors: a $9 million increase in revenues from mortgage origination and sales activities (including intersegment revenues), due to higher origination volumes; an $8 million increase in revenues from servicing residential real estate loans, predominantly the result of higher sub-servicing fees; and reduced amortization of capitalized servicing assets reflecting reduced prepayment speeds associated with serviced loans. The main factors contributing to the recent quarter’s increased net income as compared with the final quarter of 2014 was an $8 million increase in revenues from mortgage origination and sales activities (including intersegment revenues), due to higher origination volumes, and lower operating expenses, including reduced personnel and professional services costs and lower amortization of capitalized servicing assets.

Net income earned by the Retail Banking segment totaled $69 million in each of the first quarters of 2015 and 2014, compared with $59 million in the fourth quarter of 2014. As compared with the first quarter of 2014, a $3 million decrease in net interest income and lower service charges on deposit accounts were offset by lower personnel, equipment and occupancy expenses. The decrease in net interest income reflected a 10 basis point narrowing of the net interest margin on deposits and a $120 million decrease in average outstanding deposit balances, partially offset by a $652 million increase in average outstanding loan balances. The recent quarter’s 16% improvement in net income as compared with the fourth quarter of 2014 reflected a $10 million decrease in advertising and promotional expenses largely associated with the launch of the new brand campaign throughout the Company’s footprint during the final 2014 quarter, a $3 million decrease in personnel expenses and lower operating expenses related to the allocation of the costs of Company-wide operational initiatives, offset, in part, by a $6 million seasonal decline in service charges on deposit accounts and a $4 million decrease in net interest income, reflecting a narrowing of the margin on deposit balances.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related gains and expenses related to acquisitions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes the trust income of the Company that reflects the ICS and WAS business activities. The various components of the “All Other” category resulted in net losses totaling $67 million for the quarter ended March 31, 2015, $66 million in the first quarter of 2014 and $22 million in the fourth quarter of 2014. As compared with the first quarter of 2014, higher personnel-related expenses in the recent quarter due to BSA/AML and other company-wide initiatives and a $4 million increase in advertising, promotion and travel expenses were largely offset by lower professional services costs of $11 million, a $3 million decrease in amortization of core deposit intangibles and declines in other operating expenses. The most significant factors contributing to the increased net loss in the recent quarter as compared with the immediately preceding quarter were: a $51 million increase in personnel costs, largely related to seasonally higher stock-based compensation, payroll-related taxes and employer contributions for retirement savings plans recorded in the first quarter of 2015; an $8 million increase in advertising, promotion, and travel expenses; a decline in trust income of $5 million; and the unfavorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments.

Recent Accounting Developments

As previously noted, the Company adopted amended accounting guidance for investments in qualified affordable housing projects under which the initial cost of investments in qualified affordable housing projects is amortized in proportion to the tax credits and other tax benefits received from such projects and recognized in the income statement as a component of income tax expense. As required, the guidance was applied retrospectively to all periods presented. The adoption of this guidance did not have a significant effect on the Company’s financial position or results of operations, but did result in the restatement of the consolidated statement of income for the three-month period ended March 31, 2014 to remove $12 million of losses associated with qualified affordable housing projects from “other costs of operations” and include the amortization of the initial cost of the investment in income tax expense. The Company amortized $10 million of its investments in qualified affordable housing projects to income tax expense during the three-month period ended March 31, 2015.

In the first quarter of 2015, the Company adopted amended accounting guidance from the FASB related to the classification of certain government-guaranteed mortgage loans upon foreclosure. This guidance requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based upon the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial position or results of operations.

Effective January 1, 2015, the Company adopted amended accounting guidance for repurchase-to-maturity transactions and repurchase financings. The adoption had no impact on the Company’s consolidated financial position or results of operations. The Company has made the required disclosures in note 5 of Notes to Financial Statements.

In January 2015, the Company also adopted amended accounting and disclosure guidance for reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. The amended guidance clarifies that an in-substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amended guidance also requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The Company’s adoption of this guidance on January 1, 2015 did not have a significant effect on the Company’s financial position or results of operations. The Company has made the required disclosures in note 4 of Notes to Financial Statements.

In April 2015, the FASB issued amended accounting guidance for debt issuance costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company does not expect a material change in the presentation of its financial position upon adoption of this amended guidance.

In February 2015, the FASB issued amended accounting guidance relating to the consolidation of variable interest entities to modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and to eliminate the presumption that a general partner should consolidate a limited partnership. The amended guidance also eliminates certain conditions in the assessment of whether fees paid by a legal entity to a decision maker or a service provider represent a variable interest in the legal entity and reduces the extent to which related party arrangements cause an entity to be considered a primary beneficiary. The new guidance eliminates the indefinite deferral of existing consolidation guidance for certain investment funds, but provides a scope exception for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for annual and interim periods within those annual periods beginning after December 15, 2015. The Company is still evaluating the impact the guidance could have on its consolidated financial statements.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2015	2014 Quarters
	First Quarter	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$743,925	762,619	748,864	740,139	728,897
Interest expense	78,499	74,772	73,964	65,176	66,519

Net interest income	665,426	687,847	674,900	674,963	662,378
Less: provision for credit losses	38,000	33,000	29,000	30,000	32,000
Other income	440,203	451,643	451,111	456,412	420,107
Less: other expense	686,375	666,221	665,359	667,660	690,234

Income before income taxes	381,254	440,269	431,652	433,715	360,251
Applicable income taxes	133,803	156,713	150,467	143,530	125,289
Taxable-equivalent adjustment	5,838	6,007	5,841	5,849	5,945

Net income	$241,613	277,549	275,344	284,336	229,017

Net income available to common shareholders-diluted	$218,837	254,239	251,917	260,695	211,731
Per common share data
Basic earnings	$1.66	1.93	1.92	1.99	1.63
Diluted earnings	1.65	1.92	1.91	1.98	1.61
Cash dividends	$.70	.70	.70	.70	.70
Average common shares outstanding
Basic	132,049	131,450	131,265	130,856	130,212
Diluted	132,769	132,278	132,128	131,828	131,126

Performance ratios, annualized
Return on
Average assets	1.02%	1.12%	1.17%	1.27%	1.07%
Average common shareholders’ equity	7.99%	9.10%	9.18%	9.79%	8.22%
Net interest margin on average earning assets (taxable-equivalent basis)	3.17%	3.10%	3.23%	3.40%	3.52%
Nonaccrual loans to total loans and leases, net of unearned discount	1.18%	1.20%	1.29%	1.36%	1.39%

Net operating (tangible) results (a)
Net operating income (in thousands)	$245,776	281,929	279,838	289,974	235,162
Diluted net operating income per common share	1.68	1.95	1.94	2.02	1.66
Annualized return on
Average tangible assets	1.08%	1.18%	1.24%	1.35%	1.15%
Average tangible common shareholders’ equity	11.90%	13.55%	13.80%	14.92%	12.76%
Efficiency ratio (b)	61.46%	57.84%	58.44%	58.20%	62.83%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$95,892	98,644	93,245	89,873	86,665
Total tangible assets (c)	92,346	95,093	89,689	86,311	83,096
Earning assets	85,212	87,965	82,776	79,556	76,288
Investment securities	13,376	12,978	12,780	10,959	9,265
Loans and leases, net of unearned discount	66,587	65,767	64,763	64,343	63,763
Deposits	71,698	75,515	70,772	69,659	67,327
Common shareholders’ equity (c)	11,227	11,211	11,015	10,808	10,576
Tangible common shareholders’ equity (c)	7,681	7,660	7,459	7,246	7,007

At end of quarter
Total assets (c)	$98,378	96,686	97,228	90,835	88,530
Total tangible assets (c)	94,834	93,137	93,674	87,276	84,965
Earning assets	87,959	86,278	86,751	80,062	77,950
Investment securities	14,393	12,994	13,348	12,120	10,364
Loans and leases, net of unearned discount	67,099	66,669	65,572	64,748	64,135
Deposits	73,594	73,582	74,342	69,829	68,699
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	11,294	11,102	11,099	10,934	10,652
Tangible common shareholders’ equity (c)	7,750	7,553	7,545	7,375	7,087
Equity per common share	84.95	83.88	83.99	82.86	81.05
Tangible equity per common share	58.29	57.06	57.10	55.89	53.92

Market price per common share
High	$129.58	128.96	128.69	125.90	123.04
Low	111.78	112.42	118.51	116.10	109.16
Closing	127.00	125.62	123.29	124.05	121.30

(a)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 2.
(b)	Excludes impact of merger-related gains and expenses and net securities transactions.
(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2015	2014 Quarters
	First Quarter	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$241,613	277,549	275,344	284,336	229,017
Amortization of core deposit and other intangible assets (a)	4,163	4,380	4,494	5,638	6,145

Net operating income	$245,776	281,929	279,838	289,974	235,162

Earnings per common share
Diluted earnings per common share	$1.65	1.92	1.91	1.98	1.61
Amortization of core deposit and other intangible assets (a)	.03	.03	.03	.04	.05

Diluted net operating earnings per common share	$1.68	1.95	1.94	2.02	1.66

Other expense
Other expense	$686,375	666,221	665,359	667,660	690,234
Amortization of core deposit and other intangible assets	(6,793)	(7,170)	(7,358)	(9,234)	(10,062)

Noninterest operating expense	$679,582	659,051	658,001	658,426	680,172

Efficiency ratio
Noninterest operating expense (numerator)	$679,582	659,051	658,001	658,426	680,172

Taxable-equivalent net interest income	665,426	687,847	674,900	674,963	662,378
Other income	440,203	451,643	451,111	456,412	420,107
Less: Loss on bank investment securities	(98)	—	—	—	—

Denominator	$1,105,727	1,139,490	1,126,011	1,131,375	1,082,485

Efficiency ratio	61.46%	57.84%	58.44%	58.20%	62.83%

Balance sheet data
In millions
Average assets
Average assets	$95,892	98,644	93,245	89,873	86,665
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(31)	(38)	(45)	(53)	(64)
Deferred taxes	10	12	14	16	20

Average tangible assets	$92,346	95,093	89,689	86,311	83,096

Average common equity
Average total equity	$12,459	12,442	12,247	12,039	11,648
Preferred stock	(1,232)	(1,231)	(1,232)	(1,231)	(1,072)

Average common equity	11,227	11,211	11,015	10,808	10,576

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(31)	(38)	(45)	(53)	(64)
Deferred taxes	10	12	14	16	20

Average tangible common equity	$7,681	7,660	7,459	7,246	7,007

At end of quarter
Total assets
Total assets	$98,378	96,686	97,228	90,835	88,530
Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(28)	(35)	(42)	(49)	(59)
Deferred taxes	9	11	13	15	19

Total tangible assets	$94,834	93,137	93,674	87,276	84,965

Total common equity
Total equity	$12,528	12,336	12,333	12,169	11,887
Preferred stock	(1,232)	(1,231)	(1,232)	(1,232)	(1,232)
Undeclared dividends - cumulative preferred stock	(2)	(3)	(2)	(3)	(3)

Common equity, net of undeclared cumulative preferred dividends	11,294	11,102	11,099	10,934	10,652

Goodwill	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(28)	(35)	(42)	(49)	(59)
Deferred taxes	9	11	13	15	19

Total tangible common equity	$7,750	7,553	7,545	7,375	7,087

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2015 First Quarter			2014 Fourth Quarter			2014 Third Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$19,457	$153,866	3.21%	19,117	156,627	3.25%	18,889	156,440	3.29%
Real estate - commercial	27,596	288,121	4.18	27,064	293,283	4.24	26,487	283,476	4.19
Real estate - consumer	8,572	88,850	4.15	8,654	90,637	4.19	8,634	90,023	4.17
Consumer	10,962	121,366	4.49	10,932	123,681	4.49	10,753	122,408	4.52

Total loans and leases, net	66,587	652,203	3.97	65,767	664,228	4.01	64,763	652,347	4.00

Interest-bearing deposits at banks	5,073	3,118	.25	9,054	5,744	.25	5,083	3,198	.25
Federal funds sold and agreements to resell securities	97	24	.10	86	18	.08	80	14	.07
Trading account	79	565	2.87	80	353	1.76	70	287	1.65
Investment securities**
U.S. Treasury and federal agencies	12,437	78,313	2.55	12,032	82,843	2.73	11,817	82,475	2.77
Obligations of states and political subdivisions	159	1,967	5.04	160	1,963	4.86	162	1,897	4.65
Other	780	7,735	4.02	786	7,470	3.77	801	8,646	4.28

Total investment securities	13,376	88,015	2.67	12,978	92,276	2.82	12,780	93,018	2.89

Total earning assets	85,212	743,925	3.54	87,965	762,619	3.44	82,776	748,864	3.59

Allowance for credit losses	(925)			(924)			(924)
Cash and due from banks	1,221			1,290			1,273
Other assets	10,384			10,313			10,120

Total assets	$95,892			98,644			93,245

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$1,121	311	.11	1,083	383	.14	1,037	394	.15
Savings deposits	41,525	10,219	.10	42,949	11,151	.10	41,056	11,532	.11
Time deposits	3,017	3,740	.50	3,128	3,915	.50	3,227	3,805	.47
Deposits at Cayman Islands office	224	147	.27	265	149	.22	325	161	.20

Total interest-bearing deposits	45,887	14,417	.13	47,425	15,598	.13	45,645	15,892	.14

Short-term borrowings	196	34	.07	195	25	.05	181	19	.04
Long-term borrowings	9,835	64,048	2.64	8,954	59,149	2.62	8,547	58,053	2.69

Total interest-bearing liabilities	55,918	78,499	.57	56,574	74,772	.52	54,373	73,964	.54

Noninterest-bearing deposits	25,811			28,090			25,127
Other liabilities	1,704			1,538			1,498

Total liabilities	83,433			86,202			80,998

Shareholders’ equity	12,459			12,442			12,247

Total liabilities and shareholders’ equity	$95,892			98,644			93,245

Net interest spread			2.97			2.92			3.05
Contribution of interest-free funds			.20			.18			.18

Net interest income/margin on earning assets		$665,426	3.17%		687,847	3.10%		674,900	3.23%

* Includes nonaccrual loans.	(continued)
** Includes available-for-sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2014 Second Quarter			2014 First Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$18,978	$157,891	3.34%	18,476	153,529	3.37%
Real estate - commercial	26,140	278,596	4.22	26,143	287,584	4.40
Real estate - consumer	8,746	95,439	4.36	8,844	92,533	4.19
Consumer	10,479	118,157	4.52	10,300	116,631	4.59

Total loans and leases, net	64,343	650,083	4.05	63,763	650,277	4.14

Interest-bearing deposits at banks	4,080	2,535	.25	3,089	1,884	.25
Federal funds sold and agreements to resell securities	90	16	.07	100	16	.07
Trading account	84	264	1.25	71	477	2.68
Investment securities**
U.S. Treasury and federal agencies	9,984	74,046	2.97	8,286	64,814	3.17
Obligations of states and political subdivisions	166	1,986	4.82	177	2,269	5.20
Other	809	11,209	5.56	802	9,160	4.63

Total investment securities	10,959	87,241	3.19	9,265	76,243	3.34

Total earning assets	79,556	740,139	3.73	76,288	728,897	3.87

Allowance for credit losses	(922)			(923)
Cash and due from banks	1,224			1,322
Other assets	10,015			9,978

Total assets	$89,873			86,665

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$1,026	330	.13	988	297	.12
Savings deposits	39,478	11,181	.11	38,358	11,601	.12
Time deposits	3,350	3,855	.46	3,460	3,940	.46
Deposits at Cayman Islands office	339	181	.21	380	208	.22

Total interest-bearing deposits	44,193	15,547	.14	43,186	16,046	.15

Short-term borrowings	220	25	.05	264	32	.05
Long-term borrowings	6,525	49,604	3.05	5,897	50,441	3.47

Total interest-bearing liabilities	50,938	65,176	.51	49,347	66,519	.55

Noninterest-bearing deposits	25,466			24,141
Other liabilities	1,430			1,529

Total liabilities	77,834			75,017

Shareholders’ equity	12,039			11,648

Total liabilities and shareholders’ equity	$89,873			86,665

Net interest spread			3.22			3.32
Contribution of interest-free funds			.18			.20

Net interest income/margin on earning assets		$674,963	3.40%		662,378	3.52%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of March 31, 2015.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible further losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $40 million. Although the Company does not believe that the outcome of pending litigations will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

Due to their complex nature, it is difficult to estimate when litigation and investigatory matters such as these may be resolved. As set forth in the introductory paragraph to this Item 1 – Legal Proceedings, losses from current litigation and regulatory matters which the Company is subject to that are not currently considered probable are within a range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, and are included in the range of reasonably possible losses set forth above.

Item 1A.	Risk Factors.

There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

January 1 – January 31, 2015	173,268	$113.81	—	2,181,500

February 1 – February 28, 2015	1,029	120.54	—	2,181,500

March 1 – March 31, 2015	1,636	125.64	—	2,181,500

Total	175,933	$113.96	—

(1)	The total number of shares purchased during the periods indicated reflects shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.
(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: May 8, 2015	By:	/s/ René F. Jones
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