Form 10-Q
period 2015-06-30
M&T BANK CORP
filed 2015-08-05
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on July 24, 2015: 133,238,280 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		June 30,	December 31,
Dollars in thousands, except per share		2015	2014
Assets	Cash and due from banks	$1,347,858	1,289,965
	Interest-bearing deposits at banks	4,045,852	6,470,867
	Federal funds sold	3,000	83,392
	Trading account	277,009	308,175
	Investment securities (includes pledged securities that can be sold or repledged of $1,615,114 at June 30, 2015; $1,631,267 at December 31, 2014)
	Available for sale (cost: $11,093,093 at June 30, 2015; $8,919,324 at December 31, 2014)	11,250,877	9,156,932
	Held to maturity (fair value: $3,175,847 at June 30, 2015; $3,538,282 at December 31, 2014)	3,164,585	3,507,868
	Other (fair value: $336,175 at June 30, 2015; $328,742 at December 31, 2014)	336,175	328,742

	Total investment securities	14,751,637	12,993,542

	Loans and leases	68,358,516	66,899,369
	Unearned discount	(227,264)	(230,413)

	Loans and leases, net of unearned discount	68,131,252	66,668,956
	Allowance for credit losses	(929,987)	(919,562)

	Loans and leases, net	67,201,265	65,749,394

	Premises and equipment	590,567	612,984
	Goodwill	3,513,325	3,524,625
	Core deposit and other intangible assets	22,269	35,027
	Accrued interest and other assets	5,327,294	5,617,564

	Total assets	$97,080,076	96,685,535

Liabilities	Noninterest-bearing deposits	$27,674,588	26,947,880
	NOW accounts	2,579,307	2,307,815
	Savings deposits	39,306,647	41,085,803
	Time deposits	2,901,636	3,063,973
	Deposits at Cayman Islands office	167,441	176,582

	Total deposits	72,629,619	73,582,053

	Federal funds purchased and agreements to repurchase securities	153,299	192,676
	Accrued interest and other liabilities	1,453,249	1,567,951
	Long-term borrowings	10,175,912	9,006,959

	Total liabilities	84,412,079	84,349,639

Shareholders’ equity	Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 731,500 shares at June 30, 2015 and December 31, 2014; Liquidation preference of $10,000 per share: 50,000 shares at June 30, 2015 and December 31, 2014	1,231,500	1,231,500
	Common stock, $.50 par, 250,000,000 shares authorized, 133,062,420 shares issued at June 30, 2015; 132,312,931 shares issued at December 31, 2014	66,531	66,157
	Common stock issuable, 36,511 shares at June 30, 2015; 41,330 shares at December 31, 2014	2,332	2,608
	Additional paid-in capital	3,477,611	3,409,506
	Retained earnings	8,107,525	7,807,119
	Accumulated other comprehensive income (loss), net	(217,502)	(180,994)

	Total shareholders’ equity	12,667,997	12,335,896

	Total liabilities and shareholders’ equity	$97,080,076	96,685,535

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended June 30		Six months ended June 30
In thousands, except per share		2015	2014	2015	2014
Interest income	Loans and leases, including fees	$662,633	645,029	$1,309,812	1,290,251
	Investment securities
	Fully taxable	93,144	85,210	179,101	159,109
	Exempt from federal taxes	1,062	1,293	2,380	2,797
	Deposits at banks	3,351	2,535	6,469	4,419
	Other	164	223	679	666

	Total interest income	760,354	734,290	1,498,441	1,457,242

Interest expense	NOW accounts	349	330	660	627
	Savings deposits	10,361	11,181	20,580	22,782
	Time deposits	3,690	3,855	7,430	7,795
	Deposits at Cayman Islands office	150	181	297	389
	Short-term borrowings	36	25	70	57
	Long-term borrowings	62,640	49,604	126,688	100,045

	Total interest expense	77,226	65,176	155,725	131,695

	Net interest income	683,128	669,114	1,342,716	1,325,547
	Provision for credit losses	30,000	30,000	68,000	62,000

	Net interest income after provision for credit losses	653,128	639,114	1,274,716	1,263,547

Other income	Mortgage banking revenues	102,602	95,656	204,203	175,705
	Service charges on deposit accounts	105,257	107,368	207,601	211,566
	Trust income	118,598	129,893	242,332	251,145
	Brokerage services income	16,861	17,487	32,322	33,987
	Trading account and foreign exchange gains	6,046	8,042	12,277	14,489
	Loss on bank investment securities	(10)	—	(108)	—
	Equity in earnings of Bayview Lending Group LLC	(3,131)	(4,055)	(7,322)	(8,509)
	Other revenues from operations	150,804	102,021	245,925	198,136

	Total other income	497,027	456,412	937,230	876,519

Other expense	Salaries and employee benefits	361,657	339,713	751,550	711,039
	Equipment and net occupancy	66,852	68,084	133,322	139,251
	Printing, postage and supplies	9,305	9,180	18,895	20,136
	Amortization of core deposit and other intangible assets	5,965	9,234	12,758	19,296
	FDIC assessments	10,801	15,155	21,461	30,643
	Other costs of operations	242,048	226,294	445,017	437,529

	Total other expense	696,628	667,660	1,383,003	1,357,894

	Income before taxes	453,527	427,866	828,943	782,172
	Income taxes	166,839	143,530	300,642	268,819

	Net income	$286,688	284,336	$528,301	513,353

	Net income available to common shareholders
	Basic	$263,471	260,680	$482,295	472,404
	Diluted	263,481	260,695	482,313	472,429
	Net income per common share
	Basic	$1.99	1.99	$3.65	3.62
	Diluted	1.98	1.98	3.63	3.59
	Cash dividends per common share	$.70	.70	$1.40	1.40
	Average common shares outstanding
	Basic	132,356	130,856	132,203	130,536
	Diluted	133,116	131,828	132,944	131,479

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30		Six months ended June 30
In thousands	2015	2014	2015	2014
Net income	$286,688	284,336	$528,301	513,353
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(72,618)	64,652	(47,279)	102,866
Unrealized gains (losses) on cash flow hedges	(24)	(711)	847	(711)
Foreign currency translation adjustment	1,866	449	(518)	313
Defined benefit plans liability adjustment	5,765	1,179	10,442	1,999

Total other comprehensive income (loss)	(65,011)	65,569	(36,508)	104,467

Total comprehensive income	$221,677	349,905	$491,793	617,820

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Six months ended June 30
In thousands		2015	2014
Cash flows from operating activities	Net income	$528,301	513,353
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	68,000	62,000
	Depreciation and amortization of premises and equipment	48,199	49,133
	Amortization of capitalized servicing rights	24,572	34,868
	Amortization of core deposit and other intangible assets	12,758	19,296
	Provision for deferred income taxes	29,884	40,964
	Asset write-downs	4,076	2,015
	Net gain on sales of assets	(48,637)	(1,991)
	Net change in accrued interest receivable, payable	7,912	10,036
	Net change in other accrued income and expense	(39,503)	(82,817)
	Net change in loans originated for sale	(77,677)	(192,521)
	Net change in trading account assets and liabilities	198	15,168

	Net cash provided by operating activities	558,083	469,504

Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	2,539	16
	Other	254	734
	Proceeds from maturities of investment securities
	Available for sale	859,904	375,372
	Held to maturity	351,110	211,005
	Purchases of investment securities
	Available for sale	(3,013,384)	(3,609,758)
	Held to maturity	(17,403)	(10,745)
	Other	(7,686)	(52,904)
	Net increase in loans and leases	(1,465,261)	(566,803)
	Net (increase) decrease in interest-bearing deposits at banks	2,425,015	(1,381,392)
	Capital expenditures, net	(23,395)	(37,747)
	Net (increase) decrease in loan servicing advances	317,276	(257,704)
	Other, net	16,450	16,990

	Net cash used by investing activities	(554,581)	(5,312,936)

Cash flows from financing activities	Net increase (decrease) in deposits	(951,347)	2,712,470
	Net decrease in short-term borrowings	(39,377)	(98,824)
	Proceeds from long-term borrowings	1,500,000	2,647,688
	Payments on long-term borrowings	(323,025)	(360,345)
	Proceeds from issuance of preferred stock	—	346,500
	Dividends paid - common	(187,278)	(185,134)
	Dividends paid - preferred	(40,635)	(29,348)
	Other, net	15,661	54,927

	Net cash provided (used) by financing activities	(26,001)	5,087,934

	Net increase (decrease) in cash and cash equivalents	(22,499)	244,502
	Cash and cash equivalents at beginning of period	1,373,357	1,672,934

	Cash and cash equivalents at end of period	$1,350,858	1,917,436

Supplemental disclosure of cash flow information	Interest received during the period	$1,478,848	1,420,720
	Interest paid during the period	149,255	120,109
	Income taxes paid during the period	225,107	198,028

Supplemental schedule of noncash investing and financing activities	Securitization of residential mortgage loans allocated to
	Available-for-sale investment securities	$36,645	76,097
	Capitalized servicing rights	368	976
	Real estate acquired in settlement of loans	23,273	18,677

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

In thousands, except per share	Preferred stock	Common stock	Common stock issuable	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total
2014
Balance - January 1, 2014	$881,500	65,258	2,915	3,232,014	7,188,004	(64,159)	11,305,532
Total comprehensive income	—	—	—	—	513,353	104,467	617,820
Preferred stock cash dividends	—	—	—	—	(35,117)	—	(35,117)
Issuance of Series E preferred stock	350,000	—	—	(3,500)	—	—	346,500
Exercise of 379,376 Series A stock warrants into 149,834 shares of common stock	—	75	—	(75)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	131	—	23,250	—	—	23,381
Exercises of stock options, net	—	442	—	84,002	—	—	84,444
Stock purchase plan	—	43	—	9,545	—	—	9,588
Directors’ stock plan	—	4	—	875	—	—	879
Deferred compensation plans, net, including dividend equivalents	—	3	(315)	309	(58)	—	(61)
Other	—	—	—	894	—	—	894
Common stock cash dividends - $1.40 per share	—	—	—	—	(185,105)	—	(185,105)

Balance - June 30, 2014	$1,231,500	65,956	2,600	3,347,314	7,481,077	40,308	12,168,755

2015
Balance - January 1, 2015	$1,231,500	66,157	2,608	3,409,506	7,807,119	(180,994)	12,335,896
Total comprehensive income	—	—	—	—	528,301	(36,508)	491,793
Preferred stock cash dividends	—	—	—	—	(40,635)	—	(40,635)
Exercise of 2,315 Series A stock warrants into 904 shares of common stock	—	1	—	(1)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	144	—	20,966	—	—	21,110
Exercises of stock options, net	—	179	—	34,937	—	—	35,116
Stock purchase plan	—	45	—	10,301	—	—	10,346
Directors’ stock plan	—	3	—	827	—	—	830
Deferred compensation plans, net, including dividend equivalents	—	2	(276)	274	(51)	—	(51)
Other	—	—	—	801	—	—	801
Common stock cash dividends - $1.40 per share	—	—	—	—	(187,209)	—	(187,209)

Balance - June 30, 2015	$1,231,500	66,531	2,332	3,477,611	8,107,525	(217,502)	12,667,997

NOTES TO FINANCIAL STATEMENTS

1.	Significant accounting policies

The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in the 2014 Annual Report. Additionally, effective January 1, 2015 the Company made an accounting policy election in accordance with amended accounting guidance issued by the Financial Accounting Standards Board in January 2014 to account for investments in qualified affordable housing projects using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The adoption of the amended guidance did not have a significant effect on the Company’s financial position or results of operations, but did result in the restatement of the consolidated statement of income for the three months and six months ended June 30, 2014 to remove $14 million and $26 million, respectively, of losses associated with qualified affordable housing projects from “other costs of operations” and include the amortization of the initial cost of the investment in income tax expense. The cumulative effect adjustment associated with adopting the amended guidance was not material as of the beginning of any period presented in these consolidated financial statements. See note 11 for information regarding the Company’s investments in qualified affordable housing projects.

In the opinion of management, all adjustments necessary for a fair presentation have been made and, except as described above, were all of a normal recurring nature.

2.	Acquisitions

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City would be acquired by M&T. Pursuant to the terms of the agreement, Hudson City shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). As of June 30, 2015, total consideration to be paid was valued at approximately $5.5 billion.

At June 30, 2015, Hudson City had $35.4 billion of assets, including $19.9 billion of loans and $8.1 billion of investment securities, and $30.6 billion of liabilities, including $18.2 billion of deposits. The merger has received the approval of the common shareholders of M&T and Hudson City. However, the merger is subject to a number of other conditions, including regulatory approvals.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
June 30, 2015
Investment securities available for sale:
U.S. Treasury and federal agencies	$197,315	1,404	1	$198,718
Obligations of states and political subdivisions	7,387	169	52	7,504
Mortgage-backed securities:
Government issued or guaranteed	10,637,736	174,277	40,121	10,771,892
Privately issued	89	2	3	88
Collateralized debt obligations	28,381	22,518	416	50,483
Other debt securities	138,525	1,672	18,243	121,954
Equity securities	83,660	16,777	199	100,238

	11,093,093	216,819	59,035	11,250,877

Investment securities held to maturity:
Obligations of states and political subdivisions	136,922	1,584	391	138,115
Mortgage-backed securities:
Government issued or guaranteed	2,828,638	54,355	10,143	2,872,850
Privately issued	191,910	1,868	36,011	157,767
Other debt securities	7,115	—	—	7,115

	3,164,585	57,807	46,545	3,175,847

Other securities	336,175	—	—	336,175

Total	$14,593,853	274,626	105,580	$14,762,899

December 31, 2014
Investment securities available for sale:
U.S. Treasury and federal agencies	$161,408	544	5	$161,947
Obligations of states and political subdivisions	8,027	224	53	8,198
Mortgage-backed securities:
Government issued or guaranteed	8,507,571	223,889	337	8,731,123
Privately issued	104	2	3	103
Collateralized debt obligations	30,073	21,276	1,033	50,316
Other debt securities	138,240	1,896	18,648	121,488
Equity securities	73,901	11,020	1,164	83,757

	8,919,324	258,851	21,243	9,156,932

Investment securities held to maturity:
Obligations of states and political subdivisions	148,961	2,551	189	151,323
Mortgage-backed securities:
Government issued or guaranteed	3,149,320	78,485	7,000	3,220,805
Privately issued	201,733	1,143	44,576	158,300
Other debt securities	7,854	—	—	7,854

	3,507,868	82,179	51,765	3,538,282

Other securities	328,742	—	—	328,742

Total	$12,755,934	341,030	73,008	$13,023,956

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

There were no significant gross realized gains or losses from the sale of investment securities for the three-month and six-month periods ended June 30, 2015 and 2014, respectively.

At June 30, 2015, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized cost	Estimated fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$10,418	10,461
Due after one year through five years	197,809	199,557
Due after five years through ten years	2,619	2,637
Due after ten years	160,762	166,004

	371,608	378,659
Mortgage-backed securities available for sale	10,637,825	10,771,980

	$11,009,433	11,150,639

Debt securities held to maturity:
Due in one year or less	$28,570	28,738
Due after one year through five years	83,513	84,258
Due after five years through ten years	24,839	25,119
Due after ten years	7,115	7,115

	144,037	145,230
Mortgage-backed securities held to maturity	3,020,548	3,030,617

	$3,164,585	3,175,847

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

A summary of investment securities that as of June 30, 2015 and December 31, 2014 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
June 30, 2015
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,750	(1)	—	—
Obligations of states and political subdivisions	1,403	(7)	1,527	(45)
Mortgage-backed securities:
Government issued or guaranteed	2,688,635	(39,970)	6,231	(151)
Privately issued	15	—	53	(3)
Collateralized debt obligations	—	—	2,444	(416)
Other debt securities	13,142	(185)	93,061	(18,058)
Equity securities	—	—	226	(199)

	2,704,945	(40,163)	103,542	(18,872)

Investment securities held to maturity:
Obligations of states and political subdivisions	38,431	(360)	2,289	(31)
Mortgage-backed securities:
Government issued or guaranteed	383,167	(2,693)	249,870	(7,450)
Privately issued	—	—	127,482	(36,011)

	421,598	(3,053)	379,641	(43,492)

Total	$3,126,543	(43,216)	483,183	(62,364)

December 31, 2014
Investment securities available for sale:
U.S. Treasury and federal agencies	$6,505	(5)	—	—
Obligations of states and political subdivisions	1,785	(52)	121	(1)
Mortgage-backed securities:
Government issued or guaranteed	39,001	(186)	5,555	(151)
Privately issued	—	—	65	(3)
Collateralized debt obligations	2,108	(696)	5,512	(337)
Other debt securities	14,017	(556)	92,661	(18,092)
Equity securities	2,138	(1,164)	—	—

	65,554	(2,659)	103,914	(18,584)

Investment securities held to maturity:
Obligations of states and political subdivisions	29,886	(184)	268	(5)
Mortgage-backed securities:
Government issued or guaranteed	137,413	(361)	446,780	(6,639)
Privately issued	—	—	127,512	(44,576)

	167,299	(545)	574,560	(51,220)

Total	$232,853	(3,204)	678,474	(69,804)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

The Company owned 383 individual investment securities with aggregate gross unrealized losses of $106 million at June 30, 2015. Based on a review of each of the securities in the investment securities portfolio at June 30, 2015, the Company concluded that it expected to recover the amortized cost basis of its investment. As of June 30, 2015, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At June 30, 2015, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $336 million of cost method investment securities.

4.	Loans and leases and the allowance for credit losses

The outstanding principal balance and the carrying amount of acquired loans that were recorded at fair value at the acquisition date and included in the consolidated balance sheet follow:

	June 30, 2015	December 31, 2014
	(in thousands)
Outstanding principal balance	$2,631,165	3,070,268
Carrying amount:
Commercial, financial, leasing, etc.	191,721	247,820
Commercial real estate	775,816	961,828
Residential real estate	407,774	453,360
Consumer	844,068	933,537

	$2,219,379	2,596,545

Purchased impaired loans included in the table above totaled $169 million at June 30, 2015 and $198 million at December 31, 2014, representing less than 1% of the Company’s assets as of each date. A summary of changes in the accretable yield for acquired loans for the three months and six months ended June 30, 2015 and 2014 follows:

	Three months ended June 30
	2015		2014
	Purchased impaired	Other acquired	Purchased impaired	Other acquired
	(in thousands)
Balance at beginning of period	$71,422	357,895	$30,939	485,162
Interest income	(5,772)	(40,024)	(5,106)	(43,452)
Reclassifications from nonaccretable balance, net	11,974	26,840	249	774
Other (a)	—	278	—	8,486

Balance at end of period	$77,624	344,989	$26,082	450,970

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

	Six months ended June 30
	2015		2014
	Purchased impaired	Other acquired	Purchased impaired	Other acquired
	(in thousands)
Balance at beginning of period	$76,518	397,379	$37,230	538,633
Interest income	(10,978)	(81,301)	(11,434)	(96,085)
Reclassifications from nonaccretable balance, net	12,084	27,023	286	774
Other (a)	—	1,888	—	7,648

Balance at end of period	$77,624	344,989	$26,082	450,970

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

A summary of current, past due and nonaccrual loans as of June 30, 2015 and December 31, 2014 follows:

	Current	30-89 Days past due	90 Days or more past due and accruing		Purchased impaired (b)	Nonaccrual	Total
			Non- acquired	Acquired (a)
	(in thousands)
June 30, 2015
Commercial, financial, leasing, etc.	$19,852,368	36,637	4,777	1,628	5,273	210,345	$20,111,028
Real estate:
Commercial	22,487,721	156,567	17,079	17,919	52,115	167,520	22,898,921
Residential builder and developer	1,666,183	4,233	—	6,603	73,628	56,854	1,807,501
Other commercial construction	3,642,229	43,683	6,112	2,834	20,059	21,149	3,736,066
Residential	7,525,761	197,893	207,195	18,972	15,804	164,721	8,130,346
Residential Alt-A	234,859	11,152	—	—	—	68,185	314,196
Consumer:
Home equity lines and loans	5,765,082	31,446	—	12,371	2,361	78,250	5,889,510
Automobile	2,134,000	29,906	—	—	—	15,156	2,179,062
Other	2,996,396	31,591	3,405	18,264	—	14,966	3,064,622

Total	$66,304,599	543,108	238,568	78,591	169,240	797,146	$68,131,252

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

	Current	30-89 Days past due	90 Days or more past due and accruing		Purchased impaired (b)	Nonaccrual	Total
			Non- acquired	Acquired (a)
	(in thousands)
December 31, 2014
Commercial, financial, leasing, etc.	$19,228,265	37,246	1,805	6,231	10,300	177,445	$19,461,292
Real estate:
Commercial	22,208,491	118,704	22,170	14,662	51,312	141,600	22,556,939
Residential builder and developer	1,273,607	11,827	492	9,350	98,347	71,517	1,465,140
Other commercial construction	3,484,932	17,678	—	—	17,181	25,699	3,545,490
Residential	7,640,368	226,932	216,489	35,726	18,223	180,275	8,318,013
Residential Alt-A	249,810	11,774	—	—	—	77,704	339,288
Consumer:
Home equity lines and loans	5,859,378	42,945	—	27,896	2,374	89,291	6,021,884
Automobile	1,931,138	30,500	—	133	—	17,578	1,979,349
Other	2,909,791	33,295	4,064	16,369	—	18,042	2,981,561

Total	$64,785,780	530,901	245,020	110,367	197,737	799,151	$66,668,956

(a)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(b)	Accruing loans that were impaired at acquisition date and were recorded at fair value.

One-to-four family residential mortgage loans originated for sale were $479 million and $435 million at June 30, 2015 and December 31, 2014, respectively. Commercial mortgage loans held for sale were $320 million at June 30, 2015 and $308 million at December 31, 2014.

Changes in the allowance for credit losses for the three months ended June 30, 2015 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$281,069	317,375	60,741	186,052	76,136	$921,373
Provision for credit losses	9,737	(3,652)	1,624	21,016	1,275	30,000
Net charge-offs
Charge-offs	(7,728)	(3,470)	(3,309)	(18,455)	—	(32,962)
Recoveries	3,672	1,041	1,238	5,625	—	11,576

Net charge-offs	(4,056)	(2,429)	(2,071)	(12,830)	—	(21,386)

Ending balance	$286,750	311,294	60,294	194,238	77,411	$929,987

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended June 30, 2014 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$276,835	324,805	77,062	162,134	75,932	$916,768
Provision for credit losses	25,556	(12,229)	(1,957)	18,676	(46)	30,000
Net charge-offs
Charge-offs	(14,142)	(2,814)	(5,478)	(19,404)	—	(41,838)
Recoveries	4,002	1,492	2,777	4,465	—	12,736

Net charge-offs	(10,140)	(1,322)	(2,701)	(14,939)	—	(29,102)

Ending balance	$292,251	311,254	72,404	165,871	75,886	$917,666

Changes in the allowance for credit losses for the six months ended June 30, 2015 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$288,038	307,927	61,910	186,033	75,654	$919,562
Provision for credit losses	11,179	11,890	2,584	40,590	1,757	68,000
Net charge-offs
Charge-offs	(20,078)	(10,149)	(6,427)	(43,784)	—	(80,438)
Recoveries	7,611	1,626	2,227	11,399	—	22,863

Net charge-offs	(12,467)	(8,523)	(4,200)	(32,385)	—	(57,575)

Ending balance	$286,750	311,294	60,294	194,238	77,411	$929,987

Changes in the allowance for credit losses for the six months ended June 30, 2014 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$273,383	324,978	78,656	164,644	75,015	$916,676
Provision for credit losses	38,154	(12,113)	2,271	32,817	871	62,000
Net charge-offs
Charge-offs	(28,951)	(6,300)	(12,931)	(41,095)	—	(89,277)
Recoveries	9,665	4,689	4,408	9,505	—	28,267

Net charge-offs	(19,286)	(1,611)	(8,523)	(31,590)	—	(61,010)

Ending balance	$292,251	311,254	72,404	165,871	75,886	$917,666

Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type. The amounts of loss components in the Company’s loan and lease portfolios are determined through a loan by loan analysis of larger balance commercial loans and commercial real estate loans that are in nonaccrual status and by applying loss factors to groups of loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. In determining the allowance for credit losses, the Company utilizes a loan grading system which is applied to commercial and commercial real estate credits on an individual loan basis. Loan officers are responsible for assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, geographic location, financial condition and performance, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. As updated appraisals are obtained on individual loans or other events in the market place indicate that collateral values have significantly changed, individual loan grades are adjusted as appropriate. Changes in other factors cited may also lead to loan grade changes at any time. Except for consumer and residential real estate loans that are considered smaller balance homogenous loans and acquired loans that are evaluated on an aggregated basis, the Company considers a loan to be impaired for purposes of applying GAAP when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days. Regardless of loan type, the Company considers a loan to be impaired if it qualifies as a troubled debt restructuring. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The following tables provide information with respect to loans and leases that were considered impaired as of June 30, 2015 and December 31, 2014 and for the three-month and six-month periods ended June 30, 2015 and June 30, 2014:

	June 30, 2015			December 31, 2014
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(in thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$122,574	147,028	31,098	132,340	165,146	31,779
Real estate:
Commercial	105,064	120,905	18,390	83,955	96,209	14,121
Residential builder and developer	7,808	10,439	661	17,632	22,044	805
Other commercial construction	3,091	4,542	514	5,480	6,484	900
Residential	84,241	102,237	4,931	88,970	107,343	4,296
Residential Alt-A	94,752	107,894	10,000	101,137	114,565	11,000
Consumer:
Home equity lines and loans	21,235	22,219	3,531	19,771	20,806	6,213
Automobile	25,175	25,175	6,334	30,317	30,317	8,070
Other	19,256	19,256	5,458	18,973	18,973	5,459

	483,196	559,695	80,917	498,575	581,887	82,643

With no related allowance recorded:
Commercial, financial, leasing, etc.	116,982	138,635	—	73,978	81,493	—
Real estate:
Commercial	72,094	79,541	—	66,777	78,943	—
Residential builder and developer	53,843	94,700	—	58,820	96,722	—
Other commercial construction	18,524	39,347	—	20,738	41,035	—
Residential	16,174	26,120	—	16,815	26,750	—
Residential Alt-A	23,535	40,517	—	26,752	46,964	—

	301,152	418,860	—	263,880	371,907	—

Total:
Commercial, financial, leasing, etc.	239,556	285,663	31,098	206,318	246,639	31,779
Real estate:
Commercial	177,158	200,446	18,390	150,732	175,152	14,121
Residential builder and developer	61,651	105,139	661	76,452	118,766	805
Other commercial construction	21,615	43,889	514	26,218	47,519	900
Residential	100,415	128,357	4,931	105,785	134,093	4,296
Residential Alt-A	118,287	148,411	10,000	127,889	161,529	11,000
Consumer:
Home equity lines and loans	21,235	22,219	3,531	19,771	20,806	6,213
Automobile	25,175	25,175	6,334	30,317	30,317	8,070
Other	19,256	19,256	5,458	18,973	18,973	5,459

Total	$784,348	978,555	80,917	762,455	953,794	82,643

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

	Three months ended June 30, 2015			Three months ended June 30, 2014
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$221,952	502	502	150,625	220	220
Real estate:
Commercial	153,105	1,004	1,004	207,633	869	869
Residential builder and developer	66,334	131	131	91,614	39	39
Other commercial construction	23,614	168	168	77,801	356	356
Residential	101,560	1,358	785	119,133	5,056	4,468
Residential Alt-A	120,286	1,650	697	134,895	1,733	660
Consumer:
Home equity lines and loans	20,221	224	65	18,762	200	72
Automobile	26,123	416	43	36,631	589	74
Other	19,058	185	30	18,309	166	49

Total	$752,253	5,638	3,425	855,403	9,228	6,807

	Six months ended June 30, 2015			Six months ended June 30, 2014
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$218,285	1,106	1,106	142,466	768	768
Real estate:
Commercial	153,088	2,106	2,106	196,529	1,795	1,795
Residential builder and developer	69,742	194	194	96,434	113	113
Other commercial construction	24,577	223	223	82,546	1,443	1,443
Residential	103,025	2,804	1,695	146,651	6,456	5,370
Residential Alt-A	122,970	3,260	1,344	137,273	3,359	1,219
Consumer:
Home equity lines and loans	19,952	425	113	17,219	321	101
Automobile	27,568	866	97	38,007	1,214	161
Other	18,960	359	63	18,005	340	101

Total	$758,167	11,343	6,941	875,130	15,809	11,071

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

		Real Estate
	Commercial, Financial, Leasing, etc.	Commercial	Residential Builder and Developer	Other Commercial Construction
	(in thousands)
June 30, 2015
Pass	$19,079,109	21,885,377	1,690,496	3,549,397
Criticized accrual	821,574	846,024	60,151	165,520
Criticized nonaccrual	210,345	167,520	56,854	21,149

Total	$20,111,028	22,898,921	1,807,501	3,736,066

December 31, 2014
Pass	$18,695,440	21,837,022	1,347,778	3,347,522
Criticized accrual	588,407	578,317	45,845	172,269
Criticized nonaccrual	177,445	141,600	71,517	25,699

Total	$19,461,292	22,556,939	1,465,140	3,545,490

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s Credit Department. In arriving at such forecasts, the Company considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a second lien position. Residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values. The carrying value of residential real estate loans and home equity loans and lines of credit for which a partial charge-off has been recognized aggregated $59 million and $20 million, respectively, at June 30, 2015 and $63 million and $18 million, respectively, at

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

December 31, 2014. Residential real estate loans and home equity loans and lines of credit that were more than 150 days past due but did not require a partial charge-off because the net realizable value of the collateral exceeded the outstanding customer balance totaled $23 million and $28 million, respectively, at June 30, 2015 and $27 million and $28 million, respectively, at December 31, 2014.

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(in thousands)
June 30, 2015
Individually evaluated for impairment	$31,098	19,296	14,904	15,323	$80,621
Collectively evaluated for impairment	253,312	290,853	43,428	177,444	765,037
Purchased impaired	2,340	1,145	1,962	1,471	6,918

Allocated	$286,750	311,294	60,294	194,238	852,576

Unallocated					77,411

Total					$929,987

December 31, 2014
Individually evaluated for impairment	$31,779	15,490	14,703	19,742	$81,714
Collectively evaluated for impairment	251,607	291,244	45,061	165,140	753,052
Purchased impaired	4,652	1,193	2,146	1,151	9,142

Allocated	$288,038	307,927	61,910	186,033	843,908

Unallocated					75,654

Total					$919,562

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(in thousands)
June 30, 2015
Individually evaluated for impairment	$239,556	259,441	218,410	65,666	$783,073
Collectively evaluated for impairment	19,866,199	28,037,245	8,210,328	11,065,167	67,178,939
Purchased impaired	5,273	145,802	15,804	2,361	169,240

Total	$20,111,028	28,442,488	8,444,542	11,133,194	$68,131,252

December 31, 2014
Individually evaluated for impairment	$206,318	252,347	232,398	69,061	$760,124
Collectively evaluated for impairment	19,244,674	27,148,382	8,406,680	10,911,359	65,711,095
Purchased impaired	10,300	166,840	18,223	2,374	197,737

Total	$19,461,292	27,567,569	8,657,301	10,982,794	$66,668,956

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The tables below summarize the Company’s loan modification activities that were considered troubled debt restructurings for the three months ended June 30, 2015 and 2014:

		Recorded investment		Financial effects of modification
Three months ended June 30, 2015	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	30	$16,018	$15,355	$(663)	$—
Other	2	8,991	8,883	(108)	—
Combination of concession types	2	15,889	17,864	1,975	(239)
Real estate:
Commercial
Principal deferral	15	38,983	37,585	(1,398)	—
Combination of concession types	1	436	436	—	(53)
Residential builder and developer
Principal deferral	1	9,252	9,200	(52)	—
Residential
Principal deferral	12	693	754	61	—
Combination of concession types	9	961	1,066	105	(144)
Residential Alt-A
Principal deferral	1	161	161	—	—
Combination of concession types	2	424	426	2	(26)
Consumer:
Home equity lines and loans
Principal deferral	1	1,198	1,198	—	—
Combination of concession types	14	1,356	1,356	—	(212)
Automobile
Principal deferral	63	615	615	—	—
Interest rate reduction	4	95	95	—	(7)
Other	13	21	21	—	—
Combination of concession types	9	138	138	—	(4)
Other
Principal deferral	27	770	770	—	—
Other	2	21	21	—	—
Combination of concession types	10	43	43	—	(7)

Total	218	$96,065	$95,987	$(78)	$(692)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Three months ended June 30, 2014	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	21	$4,414	$4,351	$(63)	$—
Other	1	19,593	19,593	—	—
Combination of concession types	3	9,795	9,727	(68)	(10)
Real estate:
Commercial
Principal deferral	11	8,327	8,314	(13)	—
Interest rate reduction	1	255	252	(3)	(48)
Combination of concession types	1	63	61	(2)	(9)
Residential builder and developer
Principal deferral	1	1,398	1,398	—	—
Other commercial construction
Principal deferral	2	6,407	6,318	(89)	—
Residential
Principal deferral	3	142	166	24	—
Combination of concession types	8	923	991	68	(66)
Residential Alt-A
Principal deferral	3	662	698	36	—
Combination of concession types	6	1,006	1,029	23	(220)
Consumer:
Home equity lines and loans
Interest rate reduction	5	341	341	—	(76)
Combination of concession types	21	1,772	1,772	—	(204)
Automobile
Principal deferral	43	603	603	—	—
Interest rate reduction	3	60	60	—	(3)
Other	8	47	47	—	—
Combination of concession types	23	341	341	—	(36)
Other
Principal deferral	7	38	38	—	—
Interest rate reduction	3	291	291	—	(63)
Combination of concession types	19	906	906	—	(276)

Total	193	$57,384	$57,297	$(87)	$(1,011)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The tables below summarize the Company’s loan modification activities that were considered troubled debt restructurings for the six months ended June 30, 2015 and 2014:

		Recorded investment		Financial effects of modification
Six months ended June 30, 2015	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	51	$17,590	$16,912	$(678)	$—
Interest rate reduction	1	99	99	—	(19)
Other	2	8,991	8,883	(108)	—
Combination of concession types	5	25,044	24,853	(191)	(239)
Real estate:
Commercial
Principal deferral	22	42,775	41,361	(1,414)	—
Combination of concession types	5	2,082	2,073	(9)	(105)
Residential builder and developer
Principal deferral	2	10,650	10,598	(52)	—
Residential
Principal deferral	19	1,414	1,496	82	—
Combination of concession types	12	1,255	1,415	160	(178)
Residential Alt-A
Principal deferral	1	161	161	—	—
Combination of concession types	3	634	636	2	(30)
Consumer:
Home equity lines and loans
Principal deferral	2	1,219	1,219	—	—
Combination of concession types	19	1,552	1,552	—	(225)
Automobile
Principal deferral	98	918	918	—	—
Interest rate reduction	7	137	137	—	(10)
Other	23	41	41	—	—
Combination of concession types	17	222	222	—	(11)
Other
Principal deferral	49	1,066	1,066	—	—
Other	7	80	80	—	—
Combination of concession types	23	267	267	—	(32)

Total	368	$116,197	$113,989	$(2,208)	$(849)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Six months ended June 30, 2014	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	51	$19,368	$19,199	$(169)	$—
Other	1	19,593	19,593	—	—
Combination of concession types	5	9,836	9,766	(70)	(14)
Real estate:
Commercial
Principal deferral	24	15,371	15,316	(55)	—
Interest rate reduction	1	255	252	(3)	(48)
Combination of concession types	2	409	462	53	(113)
Residential builder and developer
Principal deferral	1	1,398	1,398	—	—
Other commercial construction
Principal deferral	3	6,558	6,469	(89)	—
Residential
Principal deferral	16	1,744	1,829	85	—
Interest rate reduction	1	98	104	6	(32)
Other	1	188	188	—	—
Combination of concession types	22	3,111	3,151	40	(348)
Residential Alt-A
Principal deferral	5	828	900	72	—
Combination of concession types	16	2,752	2,765	13	(281)
Consumer:
Home equity lines and loans
Principal deferral	3	280	280	—	—
Interest rate reduction	5	341	341	—	(76)
Combination of concession types	36	3,628	3,628	—	(376)
Automobile
Principal deferral	123	1,596	1,596	—	—
Interest rate reduction	3	60	60	—	(3)
Other	19	108	108	—	—
Combination of concession types	46	591	591	—	(62)
Other
Principal deferral	15	93	93	—	—
Interest rate reduction	3	291	291	—	(63)
Other	1	45	45	—	—
Combination of concession types	33	1,372	1,372	—	(464)

Total	436	$89,914	$89,797	$(117)	$(1,880)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended June 30, 2015 and 2014 and for which there was a subsequent payment default during the six-month periods ended June 30, 2015 and 2014, respectively, were not material.

Effective January 1, 2015, the Company adopted amended accounting and disclosure guidance for reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. The amended guidance

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

clarifies that an in-substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The adoption resulted in an insignificant increase in other real estate owned. The amount of foreclosed residential real estate property held by the Company was $43 million and $44 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, there were $158 million in loans secured by residential real estate that were in the process of foreclosure.

5.	Borrowings

During February 2015, M&T Bank issued $1.5 billion of fixed rate senior notes pursuant to a Bank Note Program, of which $750 million have a 2.10% interest rate and mature in 2020 and $750 million have a 2.90% interest rate and mature in 2025.

M&T had $513 million of fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at June 30, 2015 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5.	Borrowings, continued

Debentures were redeemed. In February 2014, M&T redeemed all of the issued and outstanding 8.5% $350 million Capital Securities issued by M&T Capital Trust IV and the related Junior Subordinated Debentures held by M&T Capital Trust IV.

Also included in long-term borrowings are agreements to repurchase securities of $1.4 billion at each of June 30, 2015 and December 31, 2014. The agreements reflect various repurchase dates in 2016 and 2017 and are subject to legally enforceable master netting arrangements, however the Company has not offset any amounts related to these agreements in its consolidated financial statements. The Company posted collateral consisting primarily of government guaranteed mortgage-backed securities of $1.5 billion at each of June 30, 2015 and December 31, 2014.

6.	Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T as of June 30, 2015 and December 31, 2014 is presented below:

	Shares issued and outstanding	Carrying value
	(dollars in thousands)
Series A (a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share	230,000	$230,000

Series C (a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share	151,500	$151,500

Series D (b)
Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D, $10,000 liquidation preference per share	50,000	$500,000

Series E (c)
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock Series E, $1,000 liquidation preference per share	350,000	$350,000

(a)	Dividends, if declared, are paid at 6.375%. Warrants to purchase M&T common stock at $73.86 per share issued in connection with the Series A preferred stock expire in 2018 and totaled 719,175 at June 30, 2015 and 721,490 at December 31, 2014.
(b)	Dividends, if declared, are paid semi-annually at a rate of 6.875% per year. The shares are redeemable in whole or in part on or after June 15, 2016. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.	Shareholders’ equity, continued

(c)	Dividends, if declared, are paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter will be paid quarterly at a rate of the three-month London Interbank Offered Rate (“LIBOR”) plus 361 basis points (hundredths of one percent). The shares are redeemable in whole or in part on or after February 15, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

In addition to the Series A warrants mentioned in (a) above, a warrant to purchase 95,383 shares of M&T common stock at $518.96 per share was outstanding at June 30, 2015 and December 31, 2014. The obligation under that warrant was assumed by M&T in an acquisition.

7.	Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension benefits		Other postretirement benefits
	Three months ended June 30
	2015	2014	2015	2014
	(in thousands)

Service cost	$5,832	5,160	174	152
Interest cost on projected benefit obligation	17,732	17,331	652	714
Expected return on plan assets	(23,476)	(22,859)	—	—
Amortization of prior service credit	(1,478)	(1,626)	(329)	(329)
Amortization of net actuarial loss	11,237	3,897	28	—

Net periodic benefit cost	$9,847	1,903	525	537

	Pension benefits		Other postretirement benefits
	Six months ended June 30
	2015	2014	2015	2014
	(in thousands)

Service cost	$11,832	10,260	374	302
Interest cost on projected benefit obligation	35,507	34,581	1,302	1,389
Expected return on plan assets	(47,051)	(45,784)	—	—
Amortization of prior service credit	(3,003)	(3,276)	(679)	(679)
Amortization of net actuarial loss	22,412	7,247	53	—

Net periodic benefit cost	$19,697	3,028	1,050	1,012

Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $13,346,000 and $12,673,000 for the three months ended June 30, 2015 and 2014, respectively, and $30,096,000 and $28,405,000 for the six months ended June 30, 2015 and 2014, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.	Earnings per common share

The computations of basic earnings per common share follow:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
	(in thousands, except per share)
Income available to common shareholders:

Net income	$286,688	284,336	$528,301	513,353
Less: Preferred stock dividends (a)	(20,317)	(20,443)	(40,635)	(35,117)

Net income available to common equity	266,371	263,893	487,666	478,236
Less: Income attributable to unvested stock-based compensation awards	(2,900)	(3,213)	(5,371)	(5,832)

Net income available to common shareholders	$263,471	260,680	$482,295	472,404

Weighted-average shares outstanding:

Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	133,818	132,473	133,680	132,139
Less: Unvested stock-based compensation awards	(1,462)	(1,617)	(1,477)	(1,603)

Weighted-average shares outstanding	132,356	130,856	132,203	130,536

Basic earnings per common share	$1.99	1.99	$3.65	3.62

(a)	Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.	Earnings per common share, continued

The computations of diluted earnings per common share follow:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
	(in thousands, except per share)

Net income available to common equity	$266,371	263,893	$487,666	478,236

Less: Income attributable to unvested stock-based compensation awards	(2,890)	(3,198)	(5,353)	(5,807)

Net income available to common shareholders	$263,481	260,695	$482,313	472,429

Adjusted weighted-average shares outstanding:

Common and unvested stock-based compensation awards	133,818	132,473	133,680	132,139
Less: Unvested stock-based compensation awards	(1,462)	(1,617)	(1,477)	(1,603)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	760	972	741	943

Adjusted weighted-average shares outstanding	133,116	131,828	132,944	131,479

Diluted earnings per common share	$1.98	1.98	$3.63	3.59

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing approximately 1.6 million and 1.7 million common shares during the three-month periods ended June 30, 2015 and 2014, respectively, and 2.1 million and 2.4 million common shares during the six-month periods ended June 30, 2015 and 2014, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.	Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment Securities
	With OTTI (a)	All other	Defined benefit plans	Other	Total amount before tax		Income tax	Net
	(in thousands)

Balance – January 1, 2015	$7,438	201,828	(503,027)	(4,082)	$(297,843)		116,849	$(180,994)

Other comprehensive income before reclassifications:
Unrealized holding gains, net	5,670	(85,602)	—	—	(79,932)		31,617	(48,315)
Foreign currency translation adjustment	—	—	—	(779)	(779)		261	(518)
Gains on cash flow hedges	—	—	—	1,453	1,453		(568)	885

Total other comprehensive income before reclassifications	5,670	(85,602)	—	674	(79,258)		31,310	(47,948)

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:

Accretion of unrealized holding losses on held-to-maturity (“HTM”) securities	—	1,589	—	—	1,589	(b)	(621)	968
Losses realized in net income	—	108	—	—	108	(c)	(40)	68
Accretion of net gain on terminated cash flow hedges	—	—	—	(63)	(63	) (d)	25	(38)
Amortization of prior service credit	—	—	(3,682)	—	(3,682	) (e)	1,640	(2,042)
Amortization of actuarial losses	—	—	22,465	—	22,465	(e)	(9,981)	12,484

Total reclassifications	—	1,697	18,783	(63)	20,417		(8,977)	11,440

Total gain (loss) during the period	5,670	(83,905)	18,783	611	(58,841)		22,333	(36,508)

Balance – June 30, 2015	$13,108	117,923	(484,244)	(3,471)	$(356,684)		139,182	$(217,502)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.	Comprehensive income, continued

	Investment Securities
	With OTTI (a)	All other	Defined benefit plans	Other	Total amount before tax		Income tax	Net
	(in thousands)

Balance – January 1, 2014	$37,255	18,450	(161,617)	115	$(105,797)		41,638	$(64,159)

Other comprehensive income before reclassifications:

Unrealized holding gains, net	10,842	156,764	—	—	167,606		(65,774)	101,832
Foreign currency translation adjustment	—	—	—	479	479		(166)	313
Unrealized losses on cash flow hedges	—	—	—	(1,170)	(1,170)		459	(711)

Total other comprehensive income before reclassifications	10,842	156,764	—	(691)	166,915		(65,481)	101,434

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:

Accretion of unrealized holding losses on HTM securities	1	1,702	—	—	1,703	(b)	(669)	1,034
Amortization of prior service credit	—	—	(3,955)	—	(3,955	) (e)	1,552	(2,403)
Amortization of actuarial losses	—	—	7,247	—	7,247	(e)	(2,845)	4,402

Total reclassifications	1	1,702	3,292	—	4,995		(1,962)	3,033

Total gain (loss) during the period	10,843	158,466	3,292	(691)	171,910		(67,443)	104,467

Balance – June 30, 2014	$48,098	176,916	(158,325)	(576)	$66,113		(25,805)	$40,308

(a)	Other-than-temporary impairment
(b)	Included in interest income
(c)	Included in loss on bank investment securities
(d)	Included in interest expense
(e)	Included in salaries and employee benefits expense

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment securities		Defined benefit
	With OTTI	All other	plans	Other	Total
	(in thousands)

Balance – December 31, 2014	$4,518	122,683	(305,589)	(2,606)	$(180,994)

Net gain (loss) during period	3,471	(50,750)	10,442	329	(36,508)

Balance – June 30, 2015	$7,989	71,933	(295,147)	(2,277)	$(217,502)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant as of June 30, 2015.

The net effect of interest rate swap agreements was to increase net interest income by $11 million and $12 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $22 million and $23 million for the six-month periods ended June 30, 2015 and 2014, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional amount	Average maturity	Weighted- average rate
			Fixed	Variable
	(in thousands)	(in years)
June 30, 2015
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,400,000	2.2	4.42%	1.24%

December 31, 2014
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,400,000	2.7	4.42%	1.19%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $17.2 billion and $17.6 billion at June 30, 2015 and December 31, 2014, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $1.6 billion and $1.3 billion at June 30, 2015 and December 31, 2014, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$63,501	73,251	$—	—
Commitments to sell real estate loans (a)	12,150	728	579	4,217

	75,651	73,979	579	4,217

Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	12,755	17,396	1,549	49
Commitments to sell real estate loans (a)	2,645	754	1,946	4,330
Trading:
Interest rate contracts (b)	202,052	215,614	158,670	173,513
Foreign exchange and other option and futures contracts (b)	16,424	31,112	13,826	29,950

	233,876	264,876	175,991	207,842

Total derivatives	$309,527	338,855	$176,570	212,059

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

	Amount of unrealized gain (loss) recognized
	Three months ended June 30, 2015		Three months ended June 30, 2014
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(9,354)	8,952	$(1,675)	1,358

Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$1,772		$1,384
Foreign exchange and other option and futures contracts (b)	(711)		(786)

Total	$1,061		$598

	Amount of unrealized gain (loss) recognized
	Six months ended June 30, 2015		Six months ended June 30, 2014
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(9,750)	9,113	$(9,835)	9,278

Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$2,432		$1,082
Foreign exchange and other option and futures contracts (b)	(878)		(5,816)

Total	$1,554		$(4,734)

(a)	Reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $29 million and $28 million at June 30, 2015 and December 31, 2014, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, was $124 million and $161 million at June 30, 2015 and December 31, 2014, respectively. After consideration of such netting arrangements, the net liability positions with counterparties aggregated $72 million and $103 million at June 30, 2015 and December 31, 2014, respectively. The Company was required to post collateral relating to those positions of $65 million and $90 million at June 30, 2015 and December 31, 2014, respectively. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on June 30, 2015 was $14 million, for which the Company had posted collateral of $8 million in the normal course of business. If the credit risk-related contingent features had been triggered on June 30, 2015, the maximum amount of additional collateral the Company would have been required to post to counterparties was $6 million.

The aggregate fair value of derivative financial instruments in an asset position, which are subject to enforceable master netting arrangements, was $89 million and $104 million at June 30, 2015 and December 31, 2014, respectively. After consideration of such netting arrangements, the net asset positions with counterparties aggregated $37 million and $46 million at June 30, 2015 and December 31, 2014, respectively. Counterparties posted collateral relating to those positions of $37 million and $46 million at June 30, 2015 and December 31, 2014, respectively. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and additional collateral for contracts in a net liability position. The net fair values of derivative instruments cleared through clearinghouses was a net liability position of $35 million at each of

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

June 30, 2015 and December 31, 2014. Collateral posted with clearinghouses was $70 million and $61 million at June 30, 2015 and December 31, 2014, respectively.

11. Variable interest entities and asset securitizations

During the three and six months ended June 30, 2015, the Company securitized approximately $23 million and $36 million, respectively, of one-to-four family residential real estate loans that had been originated for sale in guaranteed mortgage securitizations with the Government National Mortgage Association (“Ginnie Mae”) and retained the resulting securities in its investment securities portfolio. In similar transactions for the three months and six months ended June 30, 2014, the Company securitized $46 million and $75 million, respectively, of one-to-four family residential real estate loans. Gains associated with those transactions were not significant.

In accordance with GAAP, the Company determined that it was the primary beneficiary of a residential mortgage loan securitization trust considering its role as servicer and its retained subordinated interests in the trust. As a result, the Company has included the one-to-four family residential mortgage loans that were included in the trust in its consolidated financial statements. At June 30, 2015 and December 31, 2014, the carrying values of the loans in the securitization trust were $88 million and $98 million, respectively. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to M&T at June 30, 2015 and December 31, 2014 was $14 million and $15 million, respectively. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at June 30, 2015 is limited to realizing the carrying value of the loans less the amount of the mortgage-backed securities held by third parties.

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At June 30, 2015 and December 31, 2014, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet. The Company has recognized $24 million and $34 million, respectively, in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with Capital Securities described in note 5.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.2 billion at June 30, 2015 and December 31, 2014. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss on its investments in such partnerships was $295 million, including $76 million of unfunded commitments, at June 30, 2015 and $243 million, including $56 million of unfunded commitments, at December 31, 2014. Contingent commitments to provide additional capital contributions to these partnerships were not material at June 30, 2015. The Company has not provided financial or

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Variable interest entities and asset securitizations, continued

other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as a limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements. As described in note 1, effective January 1, 2015 the Company retrospectively adopted for all periods presented amended accounting guidance on the accounting for investments in qualified affordable housing projects whereby the Company’s investment cost is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company amortized $11 million and $21 million of its investments in qualified affordable housing projects to income tax expense during the three months and six months ended June 30, 2015, respectively, and recognized $15 million and $29 million of tax credits and other tax benefits during those respective periods. Similarly, for the three months and six months ended June 30, 2014, the Company amortized $14 million and $26 million, respectively, of its investments in qualified affordable housing projects to income tax expense, and recognized $18 million and $35 million of tax credits and other tax benefits during those respective periods.

12. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at June 30, 2015.

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

Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. The Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at June 30, 2015 and December 31, 2014. The modeling techniques included estimating cash flows using bond-specific assumptions about future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. In determining a market yield applicable to the estimated cash flows, a margin over LIBOR ranging from 4% to 10%, with a weighted-average of 7%, was used. Significant unobservable inputs used in the determination of estimated fair value of collateralized debt obligations are included in the accompanying table of significant unobservable inputs to Level 3 measurements. At June 30, 2015, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $28 million and $50 million, respectively, and at December 31, 2014 were $30 million and $50 million, respectively. Securities backed by trust preferred securities issued by financial institutions and other entities constituted substantially all of the available-for-sale investment securities classified as Level 3 valuations.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Commitments to originate real estate loans for sale and commitments to sell real estate loans

The Company enters into various commitments to originate real estate loans for sale and commitments to sell real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value on the consolidated balance sheet. The estimated fair values of such commitments were generally calculated by reference to quoted prices in secondary markets for commitments to sell real estate loans to certain government- sponsored entities and other parties. The fair valuations of commitments to sell real estate loans generally result in a Level 2 classification. The estimated fair value of commitments to originate real estate loans for sale are adjusted to reflect the Company’s anticipated commitment expirations. The estimated commitment expirations are considered significant unobservable inputs contributing to the Level 3 classification of commitments to originate real estate loans for sale. Significant unobservable inputs used in the determination of estimated fair value of commitments to originate real estate loans for sale are included in the accompanying table of significant unobservable inputs to Level 3 measurements.

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

The following tables present assets and liabilities at June 30, 2015 and December 31, 2014 measured at estimated fair value on a recurring basis:

	Fair value measurements at June 30, 2015	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$277,009	49,052	227,957	—
Investment securities available for sale:
U.S. Treasury and federal agencies	198,718	—	198,718	—
Obligations of states and political subdivisions	7,504	—	7,504	—
Mortgage-backed securities:
Government issued or guaranteed	10,771,892	—	10,771,892	—
Privately issued	88	—	—	88
Collateralized debt obligations	50,483	—	—	50,483
Other debt securities	121,954	—	121,954	—
Equity securities	100,238	75,427	24,811	—

	11,250,877	75,427	11,124,879	50,571

Real estate loans held for sale	798,404	—	798,404	—
Other assets (b)	91,051	—	78,296	12,755

Total assets	$12,417,341	124,479	12,229,536	63,326

Trading account liabilities	$172,496	—	172,496	—
Other liabilities (b)	4,074	—	2,525	1,549

Total liabilities	$176,570	—	175,021	1,549

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	Fair value measurements at December 31, 2014	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$308,175	51,416	256,759	—
Investment securities available for sale:
U.S. Treasury and federal agencies	161,947	—	161,947	—
Obligations of states and political subdivisions	8,198	—	8,198	—
Mortgage-backed securities:
Government issued or guaranteed	8,731,123	—	8,731,123	—
Privately issued	103	—	—	103
Collateralized debt obligations	50,316	—	—	50,316
Other debt securities	121,488	—	121,488	—
Equity securities	83,757	64,841	18,916	—

	9,156,932	64,841	9,041,672	50,419

Real estate loans held for sale	742,249	—	742,249	—
Other assets (b)	92,129	—	74,733	17,396

Total assets	$10,299,485	116,257	10,115,413	67,815

Trading account liabilities	$203,464	—	203,464	—
Other liabilities (b)	8,596	—	8,547	49

Total liabilities	$212,060	—	212,011	49

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2015 and the year ended December 31, 2014.
(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2015 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities	Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – March 31, 2015	$95	$47,278		$26,230
Total gains realized/unrealized:
Included in earnings	—	—		16,132	(a)
Included in other comprehensive income	—	7,629	(d)	—
Sales	—	—		—
Settlements	(7)	(4,424)		—
Transfers in and/or out of Level 3 (b)	—	—		(31,156	)(c)

Balance – June 30, 2015	$88	$50,483		$11,206

Changes in unrealized gains included in earnings related to assets still held at June 30, 2015	$—	$—		$6,330	(a)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2014 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – March 31, 2014	$696		$61,768		$12,589
Total gains realized/unrealized:
Included in earnings	—		—		31,517	(a)
Included in other comprehensive income	205	(d)	4,486	(d)	—
Sales	—		—		—
Settlements	(782)		(10,054)		—
Transfers in and/or out of Level 3 (b)	—		—		(22,083	)(c)

Balance – June 30, 2014	$119		$56,200		$22,023

Changes in unrealized gains included in earnings related to assets still held at June 30, 2014	$—		$—		$20,215	(a)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2015 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities	Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – January 1, 2015	$103	$50,316		$17,347
Total gains realized/unrealized:
Included in earnings	—	—		45,902	(a)
Included in other comprehensive income	—	5,625	(d)	—
Settlements	(15)	(5,458)		—
Transfers in and/or out of Level 3 (b)	—	—		(52,043	)(c)

Balance – June 30, 2015	$88	$50,483		$11,206

Changes in unrealized gains included in earnings related to assets still held at June 30, 2015	$—	$—		$8,763	(a)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2014 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – January 1, 2014	$1,850		$63,083		$3,941
Total gains realized/unrealized:
Included in earnings	—		—		53,900	(a)
Included in other comprehensive income	272	(d)	9,132	(d)	—
Settlements	(2,003)		(16,015)		—
Transfers in and/or out of Level 3 (b)	—		—		(35,818	)(c)

Balance – June 30, 2014	$119		$56,200		$22,023

Changes in unrealized gains included in earnings related to assets still held at June 30, 2014	$—		$—		$24,099	(a)

(a)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(b)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(c)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.
(d)	Reported as net unrealized gains (losses) on investment securities in the consolidated statement of comprehensive income.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 10% to 90% at June 30, 2015. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $147 million at June 30, 2015 ($89 million and $58 million of which were classified as Level 2 and Level 3, respectively), $173 million at December 31, 2014 ($94 million and $79 million of which were classified as Level 2 and Level 3, respectively) and $212 million at June 30, 2014 ($129 million and $83 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2015 were decreases of $34 million and $42 million for the three- and six-month periods ended June 30, 2015, respectively. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2014 were decreases of $32 million and $47 million for the three- and six-month periods ended June 30, 2014, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $13 million and $15 million at June 30, 2015 and 2014, respectively. Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month and six-month periods ended June 30, 2015 and 2014.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at June 30, 2015 and December 31, 2014:

	Fair value at June 30, 2015	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
	(in thousands)
Recurring fair value measurements
Privately issued mortgage–backed securities	$88	Two independent pricing quotes	—	—
Collateralized debt obligations	50,483	Discounted cash flow	Probability of default	12%-57% (37%)
			Loss severity	100%
Net other assets (liabilities) (a)	11,206	Discounted cash flow	Commitment expirations	0%-95% (24%)

	Fair value at December 31, 2014	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
	(in thousands)
Recurring fair value measurements
Privately issued mortgage–backed securities	$103	Two independent pricing quotes	—	—
Collateralized debt obligations	50,316	Discounted cash flow	Probability of default	12%-57% (36%)
			Loss severity	100%
Net other assets (liabilities) (a)	17,347	Discounted cash flow	Commitment expirations	0%-96% (17%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	June 30, 2015
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,350,858	$1,350,858	$1,291,501	$59,357	$—
Interest-bearing deposits at banks	4,045,852	4,045,852	—	4,045,852	—
Trading account assets	277,009	277,009	49,052	227,957	—
Investment securities	14,751,637	14,762,899	75,427	14,479,134	208,338
Loans and leases:
Commercial loans and leases	20,111,028	19,822,748	—	—	19,822,748
Commercial real estate loans	28,442,488	28,321,200	—	319,877	28,001,323
Residential real estate loans	8,444,542	8,465,046	—	5,024,771	3,440,275
Consumer loans	11,133,194	11,014,334	—	—	11,014,334
Allowance for credit losses	(929,987)	—	—	—	—

Loans and leases, net	67,201,265	67,623,328	—	5,344,648	62,278,680
Accrued interest receivable	228,126	228,126	—	228,126	—
Financial liabilities:
Noninterest-bearing deposits	$(27,674,588)	$(27,674,588)	$—	$(27,674,588)	$—
Savings deposits and NOW accounts	(41,885,954)	(41,885,954)	—	(41,885,954)	—
Time deposits	(2,901,636)	(2,921,070)	—	(2,921,070)	—
Deposits at Cayman Islands office	(167,441)	(167,441)	—	(167,441)	—
Short-term borrowings	(153,299)	(153,299)	—	(153,299)	—
Long-term borrowings	(10,175,912)	(10,219,668)	—	(10,219,668)	—
Accrued interest payable	(72,062)	(72,062)	—	(72,062)	—
Trading account liabilities	(172,496)	(172,496)	—	(172,496)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$11,206	$11,206	$—	$—	$11,206
Commitments to sell real estate loans	12,270	12,270	—	12,270	—
Other credit-related commitments	(121,385)	(121,385)	—	—	(121,385)
Interest rate swap agreements used for interest rate risk management	63,501	63,501	—	63,501	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	December 31, 2014
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,373,357	$1,373,357	$1,296,923	$76,434	$—
Interest-bearing deposits at banks	6,470,867	6,470,867	—	6,470,867	—
Trading account assets	308,175	308,175	51,416	256,759	—
Investment securities	12,993,542	13,023,956	64,841	12,750,396	208,719
Loans and leases:
Commercial loans and leases	19,461,292	19,188,574	—	—	19,188,574
Commercial real estate loans	27,567,569	27,487,818	—	307,667	27,180,151
Residential real estate loans	8,657,301	8,729,056	—	5,189,086	3,539,970
Consumer loans	10,982,794	10,909,623	—	—	10,909,623
Allowance for credit losses	(919,562)	—	—	—	—

Loans and leases, net	65,749,394	66,315,071	—	5,496,753	60,818,318
Accrued interest receivable	227,348	227,348	—	227,348	—
Financial liabilities:
Noninterest-bearing deposits	$(26,947,880)	$(26,947,880)	$—	$(26,947,880)	$—
Savings deposits and NOW accounts	(43,393,618)	(43,393,618)	—	(43,393,618)	—
Time deposits	(3,063,973)	(3,086,126)	—	(3,086,126)	—
Deposits at Cayman Islands office	(176,582)	(176,582)	—	(176,582)	—
Short-term borrowings	(192,676)	(192,676)	—	(192,676)	—
Long-term borrowings	(9,006,959)	(9,139,789)	—	(9,139,789)	—
Accrued interest payable	(63,372)	(63,372)	—	(63,372)	—
Trading account liabilities	(203,464)	(203,464)	—	(203,464)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$17,347	$17,347	$—	$—	$17,347
Commitments to sell real estate loans	(7,065)	(7,065)	—	(7,065)	—
Other credit-related commitments	(119,079)	(119,079)	—	—	(119,079)
Interest rate swap agreements used for interest rate risk management	73,251	73,251	—	73,251	—

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

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

	June 30, 2015	December 31, 2014
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$5,612,243	6,194,516
Commercial real estate loans to be sold	104,832	212,257
Other commercial real estate and construction	5,601,820	4,834,699
Residential real estate loans to be sold	671,670	432,352
Other residential real estate	719,788	524,399
Commercial and other	11,439,086	11,080,856
Standby letters of credit	3,531,401	3,706,888
Commercial letters of credit	42,858	46,965
Financial guarantees and indemnification contracts	2,795,007	2,490,050
Commitments to sell real estate loans	1,354,654	1,237,294

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae Delegated

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Commitments and contingencies, continued

Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $2.5 billion and $2.4 billion at June 30, 2015 and December 31, 2014, respectively.

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

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Subject to the outcome of the matter discussed in the following paragraph, at June 30, 2015, management believes that any further liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.

The Company is the subject of an investigation by government agencies relating to the origination of Federal Housing Administration (“FHA”) insured residential home loans and residential home loans sold to The Federal Home Loan Mortgage Corporation (“Freddie Mac”) and The Federal National Mortgage Association (“Fannie Mae”). A number of other U.S. financial institutions have announced similar investigations. Regarding FHA loans, the U.S. Department of Housing and Urban Development (“HUD”) Office of Inspector General and the U.S. Department of Justice (collectively, the “Government”) are investigating whether the Company complied with underwriting guidelines concerning certain loans where HUD paid FHA insurance claims. The Company is fully cooperating with the investigation. The Government has advised the Company that based upon its review of a sample of loans for which an FHA insurance claim was paid by HUD, some of the loans do not meet underwriting guidelines. The Company, based on its own review of the sample, does not agree with the sampling methodology and loan analysis employed by the Government. Regarding loans originated by the Company and sold to Freddie Mac and Fannie Mae, the investigation concerns whether the mortgages sold to Freddie Mac and Fannie Mae comply with applicable underwriting guidelines. The Company is also cooperating with that portion of the investigation. The investigation could lead to claims by the Government under the False Claims Act and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, which allow treble and other special damages substantially in excess of actual losses. Remedies in these proceedings or settlements may include restitution, fines, penalties, or alterations in the Company’s business practices. The Company and the Government have begun settlement discussions regarding the investigation.

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 22 to the Company’s consolidated financial statements as of and for the year ended December 31, 2014. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. Effective January 1, 2015, the Company made certain changes to its methodology for measuring segment profit and loss. Those changes in the measurement of segment profitability were largely the result of updated funds transfer pricing and various cost allocation reviews. The most significant changes to the funds transfer pricing resulted from ascribing a longer duration to non-maturity deposits, which significantly benefitted the Retail Banking segment. The cost allocation review having the largest impact related to a branch cost study. That study consisted of transaction reviews and time studies which resulted in a higher cost allocation from the Retail Banking segment to the Business Banking segment. As a result of the changes, prior period financial information has been restated to provide segment information on a comparable basis, as noted in the following tables.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

	Three months ended June 30, 2014
	Net income (loss) as previously reported	Impact of changes	Net income (loss) as restated
	(in thousands)
Business Banking	$27,760	(4,008)	23,752
Commercial Banking	105,358	(1,267)	104,091
Commercial Real Estate	77,526	(1,798)	75,728
Discretionary Portfolio	14,980	63	15,043
Residential Mortgage Banking	27,712	(1,063)	26,649
Retail Banking	32,034	40,939	72,973
All Other	(1,034)	(32,866)	(33,900)

Total	$284,336	—	284,336

	Six months ended June 30, 2014
	Net income (loss) as previously reported	Impact of changes	Net income (loss) as restated
	(in thousands)
Business Banking	$56,358	(7,633)	48,725
Commercial Banking	205,123	(2,191)	202,932
Commercial Real Estate	152,087	(3,807)	148,280
Discretionary Portfolio	26,259	144	26,403
Residential Mortgage Banking	47,123	(1,894)	45,229
Retail Banking	61,745	80,262	142,007
All Other	(35,342)	(64,881)	(100,223)

Total	$513,353	—	513,353

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

Information about the Company’s segments is presented in the following table:

	Three months ended June 30
	2015			2014
	Total revenues (a)	Inter- segment revenues	Net income (loss)	Total revenues (a)	Inter- segment revenues	Net income (loss)
	(in thousands)
Business Banking	$111,131	1,122	25,354	112,734	1,220	23,752
Commercial Banking	257,257	1,099	108,081	252,347	1,356	104,091
Commercial Real Estate	178,949	427	79,751	164,262	525	75,728
Discretionary Portfolio	20,477	(5,376)	10,756	29,912	(5,282)	15,043
Residential Mortgage Banking	112,029	12,436	27,699	109,837	11,772	26,649
Retail Banking	305,573	3,259	68,806	311,554	3,897	72,973
All Other	194,739	(12,967)	(33,759)	144,880	(13,488)	(33,900)

Total	$1,180,155	—	286,688	1,125,526	—	284,336

	Six months ended June 30
	2015			2014
	Total revenues (a)	Inter- segment revenues	Net income (loss)	Total revenues (a)	Inter- segment revenues	Net income (loss)
	(in thousands)
Business Banking	$219,691	2,167	50,165	224,504	2,277	48,725
Commercial Banking	503,838	2,184	204,504	501,696	2,553	202,932
Commercial Real Estate	342,269	509	159,837	321,585	873	148,280
Discretionary Portfolio	35,951	(10,819)	16,710	54,569	(10,321)	26,403
Residential Mortgage Banking	223,487	23,823	59,664	203,602	21,520	45,229
Retail Banking	605,964	6,396	137,694	618,334	7,402	142,007
All Other	348,746	(24,260)	(100,273)	277,776	(24,304)	(100,223)

Total	$2,279,946	—	528,301	2,202,066	—	513,353

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

	Average total assets
	Six months ended June 30		Year ended December 31
	2015	2014	2014
	(in millions)
Business Banking	$5,313	5,286	5,281
Commercial Banking	23,997	22,742	22,892
Commercial Real Estate	18,191	16,878	17,113
Discretionary Portfolio	23,029	19,417	20,798
Residential Mortgage Banking	3,413	3,226	3,333
Retail Banking	10,830	10,229	10,449
All Other	11,977	10,500	12,277

Total	$96,750	88,278	92,143

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $6,020,000 and $5,849,000 for the three-month periods ended June 30, 2015 and 2014, respectively, and $11,858,000 and $11,794,000 for the six-month periods ended June 30, 2015 and 2014, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting. The carrying value of that investment was $38 million at June 30, 2015.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $4.5 billion and $4.8 billion at June 30, 2015 and December 31, 2014, respectively. Revenues from those servicing rights were $6 million and $7 million during the three months ended June 30, 2015 and 2014, respectively, and $12 million and $14 million for the six months ended June 30, 2015 and June 30, 2014, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances totaling $41.5 billion and $41.3 billion at June 30, 2015 and December 31, 2014, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $30 million and $27 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $65 million and $53 million for the six-month periods ended June 30, 2015 and 2014, respectively. In addition, the Company held $192 million and $202 million of mortgage-backed securities in its held-to-maturity portfolio at June 30, 2015 and December 31, 2014, respectively, that were securitized by Bayview Financial.

16. Sale of trust accounts

In April 2015, the Company sold the trade processing business within the retirement services division of its Institutional Client Services business. That sale resulted in an after-tax gain of $23 million ($45 million pre-tax) that reflected the allocation of approximately $11 million of previously recorded goodwill to the divested business. Revenues of the sold business had been included in “trust income” and were $9 million during the three months ended March 31, 2015; $10 million and $18 million during the three months and six months ended June 30, 2014, respectively; and $34 million during the year ended December 31, 2014. After considering related expenses, net income attributable to the business that was sold was not material to the consolidated results of operations of the Company in any of those periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income for M&T Bank Corporation (“M&T”) in the second quarter of 2015 was $287 million, compared with $284 million in the year-earlier quarter. Diluted earnings per common share for the recent quarter were $1.98, equal to the year-earlier period. During the initial quarter of 2015, net income totaled $242 million or $1.65 of diluted earnings per common share. Basic earnings per common share were $1.99 in each of the recent quarter and the second quarter of 2014 and were $1.66 in the first quarter of 2015. For the first half of 2015, net income totaled $528 million or $3.63 of diluted earnings per common share, compared with $513 million or $3.59 of diluted earnings per common share in the first six months of 2014. Basic earnings per common share for the six-month periods ended June 30, 2015 and 2014 were $3.65 and $3.62, respectively.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the recent quarter was 1.18%, compared with 1.27% in the year-earlier quarter and 1.02% in the first quarter of 2015. The annualized rate of return on average common shareholders’ equity was 9.37% in the second quarter of 2015, compared with 9.79% and 7.99% in the three-month periods ended June 30, 2014 and March 31, 2015, respectively. During the six-month period ended June 30, 2015, the annualized rates of return on average assets and average common shareholders’ equity were 1.10% and 8.69%, respectively, compared with 1.17% and 9.02%, respectively, in the first half of 2014.

The recent quarter’s results reflect two noteworthy items. In early April 2015, the Company sold the trade processing business within the retirement services division of its Institutional Client Services business. That sale resulted in an after-tax gain of approximately $23 million ($45 million pre-tax). Also during the second quarter of 2015, the Company made $40 million of tax-deductible cash contributions to The M&T Charitable Foundation. The after-tax impact of those two items lowered net income and diluted earnings per common share during the recent quarter by approximately $1 million and $.01, respectively.

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City would be acquired by M&T. Pursuant to the terms of the agreement, Hudson City common shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). The estimated purchase price considering the closing price of M&T’s common stock of $124.93 on June 30, 2015 was $5.5 billion.

As of June 30, 2015, Hudson City reported $35.4 billion of assets, including $19.9 billion of loans (predominantly residential real estate loans) and $8.1 billion of investment securities, and $30.6 billion of liabilities, including $18.2 billion of deposits. The merger has received the approval of the common shareholders of M&T and Hudson City. However, the merger is subject to a number of conditions, including regulatory approvals.

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

Effective January 1, 2015, the Company elected to account for its investments in qualified affordable housing projects using the proportional amortization method as allowed by the Financial Accounting Standards Board (“FASB”). Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The adoption is required to be applied retrospectively. As a result, financial statements for periods prior to 2015 have been restated. The adoption did not have a significant effect on the Company’s financial position or results of operations, but the restatement of the consolidated statement of income for the three- and six- month periods ended June 30, 2014 resulted in the removal of $14 million and $26 million, respectively, of losses associated with qualified affordable housing projects from “other costs of operations” and added the amortization of the initial cost of the investment of a similar amount to income tax expense. The similar restatement for the third and fourth quarters of 2014 each reflected approximately $14 million of amortization.

Recent Legislative and Regulatory Developments

As discussed in M&T’s Form 10-K for the year ended December 31, 2014, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) that was signed into law on July 21, 2010 has and will continue to significantly change the bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, and the system of regulatory oversight of the Company. As required by the Dodd-Frank Act, various federal regulatory agencies have adopted a broad range of implementing rules and regulations and have prepared numerous studies and reports for Congress. The implications of the Dodd-Frank Act for the Company’s businesses continue to depend to a large extent on the provisions of those implementing regulations.

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

Trust preferred securities no longer included in M&T’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules. On April 15, 2015, in accordance with its 2015 capital plan, M&T redeemed the junior subordinated debentures associated with $310 million of trust preferred securities of M&T Capital Trust I, II and III. A detailed discussion of the New Capital Rules is included in Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2014 under the heading “Capital Requirements.” A further discussion of the Company’s regulatory capital ratios is presented herein under the heading “Capital.”

On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Securities and Exchange Commission adopted the final version of the Volcker Rule, which was mandated under the Dodd-Frank Act. Pursuant to the Volcker Rule, banking entities are generally prohibited from engaging in proprietary trading and owning or sponsoring private equity or hedge funds, which are “covered funds” under that rule. Under the Volcker Rule, the Company is now required to be in compliance with the prohibition on proprietary trading and covered funds formed after December 31, 2013. The Federal Reserve extended the compliance period to July 21, 2016 for investments in and relationships with covered funds that were in place prior to January 1, 2014. The Federal Reserve has indicated that it intends to further extend that compliance period to July 21, 2017.

The Company believes that it has not engaged in any significant amount of proprietary trading as defined in the Volcker Rule. In addition, a review of the Company’s investments was undertaken to determine if any meet the Volcker Rule’s definition of covered funds. Based on that review, the Company believes that any impact related to investments considered to be covered funds would not have a material effect on the Company’s financial condition or its results of operations. Nevertheless, the Company may be required to divest certain investments subject to the Volcker Rule by the end of the compliance period, as extended.

On September 3, 2014, various federal banking regulators adopted final rules (“Final LCR Rule”) implementing a U.S. version of the Basel Committee’s Liquidity Coverage Ratio requirement (“LCR”) including the modified version applicable to bank holding companies, such as M&T, with $50 billion in total consolidated assets that are not “advanced approaches” institutions. The LCR is intended to ensure that banks hold a sufficient amount of “high quality liquid assets” (“HQLA”) to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. The LCR is the ratio of an institution’s amount of HQLA (the numerator) over projected net cash outflows over the 30-day period (the denominator), in each case, as calculated pursuant to the Final LCR Rule. Once fully phased-in, a subject institution must maintain an LCR equal to at least 100% in order to satisfy this regulatory requirement. Only specific classes of assets, including U.S. Treasury securities, other U.S. government obligations and agency mortgage-backed securities, qualify under the rule as HQLA, with classes of assets deemed relatively less liquid and/or subject to a greater degree of credit risk subject to certain haircuts and caps for purposes of calculating the numerator under the Final LCR Rule.

The initial compliance date for the modified LCR is January 1, 2016, with the requirement fully phased-in by January 1, 2017. The Company intends to comply with the LCR as it is phased-in. A detailed discussion of the LCR and its requirements is included in Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2014 under the heading “Liquidity Ratios under Basel III.”

Supplemental Reporting of Non-GAAP Results of Operations

M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and gains and expenses, if any, associated with merging acquired operations into the Company, since such items are considered by management to be “nonoperating” in nature. As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.5 billion at June 30, 2015 and $3.6 billion at each of June 30, 2014 and December 31, 2014. Included in such intangible assets was goodwill of $3.5 billion at each of those dates. Amortization of core deposit and other intangible assets, after tax effect, was $4 million or $.03 per diluted common share during each of the two most recent quarters, compared with $6 million ($.04 per diluted common share) during the second quarter of 2014. For the six-month periods ended June 30, 2015 and 2014, amortization of core deposit and other intangible assets, after tax effect, totaled $8 million ($.06 per diluted common share) and $12 million ($.09 per diluted common share), respectively. There were no merger-related expenses in the first six months of 2015 or 2014. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Net operating income during each of the second quarters of 2015 and 2014 was $290 million, compared with $246 million in the initial 2015 quarter. Diluted net operating earnings per common share were $2.01 in the recent quarter, compared with $2.02 and $1.68 in the year-earlier quarter and the first quarter of 2015, respectively. For the first six months of 2015, net operating income and diluted net operating earnings per common share were $536 million and $3.69, respectively, compared with $525 million and $3.68, respectively, in the similar 2014 period.

Net operating income in the second quarter of 2015 expressed as an annualized rate of return on average tangible assets was 1.24%, compared with 1.35% and 1.08% in the second quarter of 2014 and initial 2015 quarter, respectively. Net operating income represented an annualized return on average tangible common equity of 13.76% in the recently completed quarter, compared with 14.92% and 11.90% in the quarters ended June 30, 2014 and March 31, 2015, respectively. For the first six months of 2015, net operating income represented an annualized return on average tangible assets and average tangible common shareholders’ equity of 1.16% and 12.85%, respectively, compared with 1.25% and 13.86%, respectively, in the corresponding 2014 period.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income was $689 million in the recent quarter, up 2% from $675 million in the second quarter of 2014. That improvement reflects the impact of a $7.8 billion or 10% rise in average earning assets that was partially offset by a 23 basis point (hundredths of one percent) narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. The increase in average earning assets was attributable to higher average loans and leases of $3.3 billion, investment securities of $3.2 billion and interest-bearing deposits at banks of $1.2 billion. Lower yields on average investment securities and average loans and leases outstanding contributed to the narrowing of the net interest margin. Taxable-equivalent net interest income in the recent quarter was 4% higher than the $665 million recorded in the first quarter of 2015. That improvement resulted from a $2.1 billion increase in average earning assets that included higher average balances of loans and leases of $1.1 billion, investment securities of $819 million and other earning assets of $219 million. The net interest margin in the recent quarter was 3.17%, unchanged from the first quarter of 2015.

For the first half of 2015, taxable-equivalent net interest income was $1.35 billion, up 1% from $1.34 billion in the first six months of 2014. That increase was largely attributable to higher average earning assets, which rose $8.3 billion, or 11%, from the first half of 2014 to $86.3 billion in the first six months of 2015, partially offset by a 29 basis point narrowing of the net interest margin to 3.17% in 2015 from 3.46% in 2014. That narrowing reflected lower yields on average investment securities and average loans outstanding.

Average loans and leases increased 5% to $67.7 billion in the recent quarter from $64.3 billion in the second quarter of 2014. Average commercial loans and leases were $20.0 billion in the second quarter of 2015, up $1.0 billion, or 5%, from $19.0 billion in the year-earlier quarter. Commercial real estate loans averaged $28.2 billion in the recent quarter, an increase of $2.1 billion, or 8%, from $26.1 billion in the second quarter of 2014. Average residential real estate loans outstanding declined $299 million to $8.4 billion in the second quarter of 2015 from $8.7 billion in the similar quarter of 2014. Included in that portfolio were loans originated for sale, which averaged $437 million in the recent quarter, compared with $421 million in the second quarter of 2014. Average consumer loans and leases totaled $11.0 billion in the recent quarter, $563 million or 5% higher than $10.5 billion in 2014’s second quarter. That growth reflects a $543 million increase in average automobile loan balances.

Average loan and lease balances in the recent quarter rose $1.1 billion from the initial quarter of 2015. Average commercial loan and lease balances increased $516 million, or 3%, average commercial real estate loan balances increased $611 million, or 2%, and average balances of consumer loans increased $80 million, or 1%, while average residential real estate loans declined $125 million, or 1%, from 2015’s first quarter. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

Dollars in millions

		Percent increase (decrease) from
	2nd Qtr. 2015	2nd Qtr. 2014	1st Qtr. 2015
Commercial, financial, etc.	$19,973	5%	3%
Real estate – commercial	28,208	8	2
Real estate – consumer	8,447	(3)	(1)
Consumer
Automobile	2,111	35	4
Home equity lines	5,660	(1)	(1)
Home equity loans	247	(23)	(7)
Other	3,024	6	2

Total consumer	11,042	5	1

Total	$67,670	5%	2%

For the first six months of 2015, average loans and leases totaled $67.1 billion, $3.1 billion, or 5%, higher than in the year-earlier period. The most significant factors contributing to that increase were growth in the commercial real estate and commercial loan and lease portfolios.

The investment securities portfolio averaged $14.2 billion in the second quarter of 2015, up $3.2 billion, or 30%, from $11.0 billion in the year-earlier quarter and $819 million above the $13.4 billion averaged in the first quarter of 2015. For the first six months of 2015 and 2014, investment securities averaged $13.8 billion and $10.1 billion, respectively. Each of the increases from the respective prior periods reflects the net effect of purchases, partially offset by maturities and paydowns of mortgage-backed securities. The Company purchased approximately $4.6 billion of Fannie Mae securities and $602 million of Ginnie Mae securities that were added to the investment securities portfolio during 2014, and another $2.5 billion of Fannie Mae securities and $470 million of Ginnie Mae securities were purchased during the first six months of 2015. Those purchases reflect increased holdings of investment securities to satisfy the requirements of the LCR that will become effective in January 2016.

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

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” There were no other-than-temporary impairment charges recognized in either of the first six months of 2015 or 2014. Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $5.5 billion in the recently completed quarter, compared with $4.3 billion and $5.2 billion in the second quarter of 2014 and the first quarter of 2015, respectively. Interest-bearing deposits at banks are the largest component of those other earning assets and averaged $5.3 billion in the second quarter of 2015, $4.1 billion in the year-earlier period and $5.1 billion in the first quarter of 2015. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, liquidity requirements, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

As a result of the changes described herein, average earning assets aggregated $87.3 billion in the recent quarter, compared with $79.6 billion in the corresponding quarter of 2014 and $85.2 billion in the initial quarter of 2015. Average earning assets totaled $86.3 billion and $77.9 billion during the six-month periods ended June 30, 2015 and 2014, respectively.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits totaled $71.2 billion in the second quarter of 2015, up 5% from $67.8 billion in the year-earlier quarter and 2% higher than $70.1 billion in the first quarter of 2015. The growth in core deposits was due, in part, to the lack of attractive alternative investments available to the Company’s customers resulting from lower interest rates and from the economic environment in the

U.S. The low interest rate environment has resulted in a shift in customer savings trends, as average time deposits have continued to decline, while average noninterest-bearing deposits and savings deposits have generally increased. The following table provides an analysis of quarterly changes in the components of average core deposits. For the six-month periods ended June 30, 2015 and 2014, core deposits averaged $70.7 billion and $66.7 billion, respectively.

AVERAGE CORE DEPOSITS

Dollars in millions

		Percent increase (decrease) from
	2nd Qtr. 2015	2nd Qtr. 2014	1st Qtr. 2015
NOW accounts	$1,306	30%	19%
Savings deposits	40,618	6	—
Time deposits $250,000 or less	2,565	(14)	(4)
Noninterest-bearing deposits	26,753	5	4

Total	$71,242	5%	2%

The Company has additional funding sources including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits. Time deposits over $250,000 averaged $353 million in the second quarter of 2015, compared with $378 million and $347 million in the year-earlier quarter and the first quarter of 2015, respectively. Cayman Islands office deposits averaged $212 million, $339 million and $224 million for the three-month periods ended June 30, 2015, June 30, 2014 and March 31, 2015, respectively. Brokered time deposits were not significant in the quarters ended June 30, 2015, June 30, 2014 or March 31, 2015. The Company has brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged $1.1 billion during each of the recent quarter and year-earlier quarter and $1.0 billion during the initial 2015 quarter. The levels of brokered deposit accounts reflect the demand for such deposits, largely resulting from the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. The level of Cayman Islands office deposits are also reflective of customer demand. Additional amounts of Cayman Islands office deposits and brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding. Average short-term borrowings totaled $195 million in the recent quarter, compared with $220 million in the second quarter of 2014 and $196 million in the initial 2015 quarter. Short-term borrowings were largely comprised of unsecured federal funds borrowings, which generally mature on the next business day.

Long-term borrowings averaged $10.2 billion in the recent quarter, compared with $6.5 billion in the second quarter of 2014 and $9.8 billion in the initial 2015 quarter. During 2013, M&T Bank initiated a Bank Note Program whereby M&T Bank may offer unsecured senior and subordinated notes. Average balances of the unsecured senior notes issued under that program were $5.5 billion, $2.3 billion and $4.9 billion during the three-month periods ended June 30, 2015, June 30, 2014 and March 31, 2015, respectively. During February 2015, M&T Bank issued $1.5 billion of senior notes of which $750 million mature in 2020 and $750 million mature in 2025. The proceeds from the issuances of borrowings under the Bank Note Program have been predominantly utilized to purchase high-quality liquid assets that will meet the requirements of the LCR. Also included in average long-term borrowings were amounts borrowed from the Federal Home Loan Banks of New York, Atlanta and Pittsburgh of $1.2 billion in each of the first two quarters of 2015 and $396 million in the second quarter of 2014. During the second quarter of 2014, M&T

Bank borrowed approximately $1.1 billion from the Federal Home Loan Bank (“FHLB”) of New York. Subordinated capital notes included in long-term borrowings averaged $1.5 billion in each of the two most recent quarters and $1.6 billion in the quarter ended June 30, 2014. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings totaled $562 million in the recent quarter, compared with $834 million in the second quarter of 2014 and $835 million in the first quarter of 2015. In accordance with its 2015 capital plan, on April 15, 2015 M&T redeemed the junior subordinated debentures associated with the $310 million of trust preferred securities of M&T Capital Trusts I, II and III. Those borrowings had a weighted-average interest rate of 8.24%. Further information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.4 billion during each of the second quarters of 2015 and 2014 and the first quarter of 2015. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of June 30, 2015, interest rate swap agreements were used to hedge approximately $1.4 billion of outstanding fixed rate long-term borrowings. Further information on interest rate swap agreements is provided in note 10 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 2.97% in the second quarter of 2015, compared with 3.22% in the year-earlier quarter. The yield on earning assets during the recent quarter was 3.52%, down 21 basis points from 3.73% in the second quarter of 2014, while the rate paid on interest-bearing liabilities increased 4 basis points to .55% from .51%. In the initial quarter of 2015, the net interest spread was 2.97%, the yield on earning assets was 3.54% and the rate paid on interest-bearing liabilities was .57%. For the first half of 2015, the net interest spread was 2.97%, down 30 basis points from the corresponding 2014 period. The yield on earning assets and the rate paid on interest-bearing liabilities were 3.53% and .56%, respectively, during the first six months of 2015, compared with 3.80% and .53%, respectively, in the year-earlier period. The narrowing of the net interest spread in the 2015 periods as compared with the three months and six months ended June 30, 2014 reflects the higher level of deposits held at the Federal Reserve Bank of New York, higher average balances of investment securities and long-term borrowings, and the ongoing impact of the low interest rate environment on the yields earned on investment securities and loans.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $30.8 billion in the second quarter of 2015, compared with $28.6 billion in the year-earlier quarter and $29.3 billion in the initial quarter of 2015. The increase in net interest-free funds in the recent quarter as compared with the earlier quarters was largely the result of higher average balances of noninterest-bearing deposits. Such deposits averaged $26.8 billion, $25.5 billion and $25.8 billion in the quarters ended June 30, 2015, June 30, 2014 and March 31, 2015, respectively. During the first six months of 2015 and 2014, average net interest-free funds aggregated $30.0 billion and $27.8 billion, respectively. That increase was also reflective of higher average balances of noninterest-bearing deposits, which totaled $26.3 billion and $24.8 billion during the first six months of 2015 and 2014, respectively. Goodwill and core deposit and other intangible assets averaged $3.5 billion during the recent quarter, compared with $3.6 billion in each of the quarters ended June

30, 2014 and March 31, 2015. Goodwill was reduced by approximately $11 million during the recent quarter as a result of the previously noted sale of the Company’s trade processing business. The cash surrender value of bank owned life insurance averaged $1.7 billion in each of the three-month periods ended June 30, 2015, June 30, 2014 and March 31, 2015. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .20% in the two most recent quarters, compared with .18% in the second quarter of 2014. That contribution for the first six months of 2015 and 2014 was .20% and .19%, respectively.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.17% in the recent quarter, unchanged from the first quarter of 2015, but down from 3.40% in the year-earlier quarter. During the first six months of 2015 and 2014, the net interest margin was 3.17% and 3.46%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin. In particular, the relatively low interest rate environment continues to exert downward pressure on yields on loans, investment securities and other earning assets.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its interest-bearing liabilities. Periodic settlement amounts arising from these agreements are reflected in the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.4 billion at each of March 31 and June 30, 2015, compared with $1.7 billion at June 30, 2014. Under the terms of the interest rate swap agreements outstanding at March 31 and June 30, 2015 and $1.4 billion of the interest rate swap agreements outstanding at June 30, 2014 that were designated as fair value hedges of certain fixed rate long-term borrowings, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Under the terms of the remaining $300 million of interest rate swap agreements outstanding at June 30, 2014 that were designated as cash flow hedges related to the forecasted issuance of senior note borrowings in July 2014, the Company was to pay a fixed rate of interest and receive a variable rate. Those forward-starting interest rate swap agreements were terminated upon issuance of the senior note borrowings in July 2014.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. The amounts of hedge ineffectiveness recognized during the quarters ended June 30, 2015, June 30, 2014 and March 31, 2015 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $64 million at June 30, 2015, $93 million at June 30, 2014, and $73 million at each of March 31, 2015 and December 31, 2014. The fair values of such interest rate swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of June 30, 2015 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $36 million of collateral with the Company.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 4.42% and 1.24%, respectively, at June 30, 2015. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those interest rate swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

Dollars in thousands

	Three months ended June 30
	2015		2014
	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(11,143)	(.08)	(11,264)	(.09)

Net interest income/margin	$11,143	.06%	$11,264	.05%

Average notional amount	$1,400,000		$1,421,978

Rate received (b)		4.42%		4.35%
Rate paid (b)		1.22%		1.17%

	Six months ended June 30
	2015		2014
	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(22,420)	(.08)	(22,556)	(.09)

Net interest income/margin	$22,420	.06%	$22,556	.06%

Average notional amount	$1,400,000		$1,411,050

Rate received (b)		4.42%		4.39%
Rate paid (b)		1.21%		1.18%

(a) Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

(b) Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. M&T’s banking subsidiaries have access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank of New York, the previously noted Bank Note Program, and other available borrowing facilities. The Company has, from time to time, issued subordinated capital notes to provide liquidity and enhance regulatory capital ratios. Such notes generally qualify under the Federal Reserve Board’s risk-based capital guidelines for inclusion in the Company’s capital. However, pursuant to the

Dodd-Frank Act, junior subordinated debentures associated with trust preferred securities are being phased-out of the definition of Tier 1 capital. Effective January 1, 2015, 75% of such junior subordinated debentures are excluded from the Company’s Tier 1 capital, and beginning January 1, 2016, 100% will be excluded. The amounts excluded from Tier 1 capital are includable in total capital.

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $111 million, $132 million and $135 million at June 30, 2015, June 30, 2014 and December 31, 2014, respectively. In general, those borrowings were unsecured and matured on the next business day. In addition to satisfying customer demand, Cayman Islands office deposits may be used by the Company as an alternative to short-term borrowings. Cayman Islands office deposits totaled $167 million at June 30, 2015, $238 million at June 30, 2014 and $177 million at December 31, 2014. The Company has also benefited from the placement of brokered deposits. The Company has brokered NOW and brokered money-market deposit accounts which aggregated $1.1 billion at each of June 30, 2015, June 30, 2014 and December 31, 2014. Brokered time deposits were not a significant source of funding as of those dates.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $4 million at June 30, 2014 while there were no outstanding VRDBs in the Company’s trading account at June 30, 2015 or December 31, 2014. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.8 billion at June 30, 2015, compared with $1.7 billion at June 30, 2014 and $2.0 billion at December 31, 2014. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at June 30, 2015 approximately $1.3 billion was available for payment of dividends to M&T from banking subsidiaries. Information regarding the long-term debt obligations of M&T is included in note 5 of Notes to Financial Statements.

Management closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business. Management does not anticipate engaging in any activities, either currently or in the long-term, for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks. Banking regulators have finalized rules requiring a banking company to maintain a minimum amount of liquid assets to withstand a standardized supervisory liquidity stress scenario. The effective date for those rules for the Company is January 1, 2016, subject to a phase-in period. The Company has taken steps as noted herein to enhance its liquidity and will take further action, as necessary, to comply with the final regulations when they take effect.

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

The accompanying table as of June 30, 2015 and December 31, 2014 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

Dollars in thousands

	Calculated increase (decrease) in projected net interest income
Changes in interest rates	June 30, 2015	December 31, 2014
+200 basis points	$285,026	246,028
+100 basis points	153,675	134,393
-100 basis points	(74,351)	(74,634)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual increases in interest rates during a twelve-month period of 100 and 200 basis points, as compared with the assumed base scenario, as well as a gradual decrease of 100 basis points. In the second quarter of 2015, the Company suspended the -200 basis points scenario due to the persistent low level of interest rates. This scenario will be reinstated if and when interest rates rise sufficiently to make the analysis more meaningful. In the declining rate scenario, the rate changes may be limited to lesser amounts such that interest rates remain positive on all points of the yield curve. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes.

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

The Company engages in limited trading account activities to meet the financial needs of customers and to fund the Company’s obligations under certain deferred compensation plans. Financial instruments utilized in trading account activities consist predominantly of interest rate contracts, such as swap agreements, and forward and futures contracts related to foreign currencies. The Company generally mitigates the foreign currency and interest rate risk associated with trading account activities by entering into offsetting positions that are also included in the trading account. The fair values of the offsetting trading account positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 10 of Notes to Financial Statements. The amounts of gross and net trading account positions, as well as the type of trading account activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by management and approved by M&T’s Board of Directors. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading account activities.

The notional amounts of interest rate contracts entered into for trading account purposes totaled $17.2 billion at June 30, 2015, compared with $17.6 billion at each of June 30, 2014 and December 31, 2014. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $1.6 billion at June 30, 2015, compared with $866 million at June 30, 2014 and $1.3 billion at December 31, 2014. Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities totaled $277 million and $172 million, respectively, at June 30, 2015, $313 million and $202 million, respectively, at June 30, 2014, and $308 million and $203 million, respectively, at December 31, 2014. Included in trading account assets were assets related to deferred compensation plans totaling $24 million at June 30, 2015, $26 million at June 30, 2014 and $27 million at December 31, 2014. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at June 30, 2015 were $28 million of liabilities related to deferred compensation plans, compared with $30 million at each of June 30, 2014 and December 31, 2014. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

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

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses was $30 million in each of the second quarters of 2015 and 2014, compared with $38 million in the initial quarter of 2015. For the six-month periods ended June 30, 2015 and 2014, the provision for credit losses was $68 million and $62 million, respectively. Net charge-offs of loans were $21 million in the recently completed quarter, compared with $29 million in the year-earlier quarter and $36 million in the first quarter of 2015. Net charge-offs as an annualized percentage of average loans and leases were .13% in the second quarter of 2015, compared with .18% and .22% in the quarters ended June 30, 2014 and March 31, 2015, respectively. Net loan charge-offs for the six-month period ended June 30 aggregated $58 million in 2015 and $61 million in 2014, representing an annualized rate of .17% and .19%, respectively, of average loans and leases. A summary of net charge–offs by loan type is presented in the table that follows.

NET CHARGE-OFFS

BY LOAN/LEASE TYPE

In thousands

	2015
	1st Qtr.	2nd Qtr.	Year to-date
Commercial, financial,leasing, etc.	$8,411	4,056	12,467
Real estate:
Commercial	6,094	2,429	8,523
Residential	2,129	2,071	4,200
Consumer	19,555	12,830	32,385

	$36,189	21,386	57,575

	2014
	1st Qtr.	2nd Qtr.	Year to-date
Commercial, financial,leasing, etc.	$9,146	10,140	19,286
Real estate:
Commercial	289	1,322	1,611
Residential	5,822	2,701	8,523
Consumer	16,651	14,939	31,590

	$31,908	29,102	61,010

Included in net charge-offs of consumer loans were net charge-offs during the quarters ended June 30, 2015, June 30, 2014 and March 31, 2015, respectively, of: automobile loans of $2 million, $2 million and $4 million; recreational vehicle loans of $2 million, $3 million and $3 million; and home equity loans and lines of credit, including Alt-A second lien loans, of $3 million, $5 million and $6 million. Alt-A loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. Loans in the Company’s Alt-A portfolio were originated by the Company prior to 2008.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of loans. The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet. The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans obtained in acquisitions subsequent to 2008 was $2.2 billion, $3.2 billion and $2.6 billion at June 30, 2015, June 30, 2014 and December 31, 2014, respectively. The portion of the nonaccretable balance related to remaining principal losses as well as life–to–date principal losses charged against the nonaccretable balance as of June 30, 2015 and December 31, 2014 are presented in the accompanying table.

	Nonaccretable balance – principal
	Remaining balance		Life–to–date charges
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in thousands)
Commercial, financing, leasing, etc.	$18,628	19,589	78,489	78,736
Commercial real estate	51,796	70,261	267,046	276,681
Residential real estate	13,906	15,958	60,686	59,552
Consumer	26,398	29,582	79,502	77,819

Total	$110,728	135,390	485,723	492,788

Loans classified as nonaccrual totaled $797 million or 1.17% of total loans and leases outstanding at June 30, 2015, compared with $880 million or 1.36% at June 30, 2014, $799 million or 1.20% at December 31, 2014 and $791 million or 1.18% at March 31, 2015. The decline in nonaccrual loans at the most recent quarter-end as compared with June 30, 2014 was largely due to lower commercial real estate loans, including residential builder and developer and construction loans, and residential real estate loans, partially offset by an increase in commercial loans in nonaccrual status.

Accruing loans past due 90 days or more (excluding acquired loans) were $239 million or .35% of total loans and leases at June 30, 2015, compared with $289 million or .45% at June 30, 2014, $245 million or .37% at December 31, 2014 and $237 million or .35% at March 31, 2015. Those loans included loans guaranteed by government-related entities of $207 million at June 30, 2015, $276 million at June 30, 2014, $218 million at December 31, 2014 and $194 million at March 31, 2015. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are fully guaranteed by government–related entities totaled $195 million at June 30, 2015, $238 million at June 30, 2014, $196 million at December 31, 2014 and $178 million at March 31, 2015. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal. Acquired accruing loans past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Such loans totaled $79 million at June 30, 2015, compared with $135 million at June 30, 2014, $110 million at December 31, 2014 and $80 million at March 31, 2015.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $169 million at June 30, 2015, or approximately .25% of total loans. Purchased impaired loans totaled $283 million and $198 million at June 30 and December 31, 2014, respectively. The decline in such loans from June 30, 2014 was predominantly the result of payments received from customers.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $156 million, $158 million and $149 million at June 30, 2015, June 30, 2014 and December 31, 2014, respectively.

Nonaccrual commercial loans and leases aggregated $210 million at June 30, 2015, $192 million at June 30, 2014, $177 million at December 31, 2014 and $195 million at March 31, 2015. The increase in nonaccrual commercial loans since December 31, 2014 was not concentrated in any specific industry group. Commercial real estate loans classified as nonaccrual totaled $246 million at June 30, 2015, $296 million at June 30, 2014, $239 million at December 31, 2014 and $232 million at March 31, 2015. The decrease in such loans at the most recent quarter-end as compared with June 30, 2014 was due, in part, to improving economic conditions and reflected lower loans in nonaccrual status to residential builders and developers. Loans to residential builders and developers in nonaccrual status aggregated $57 million at June 30, 2015, $84 million at June 30, 2014, $72 million at December 31, 2014 and $65 million at March 31, 2015. Information about the location of nonaccrual and charged–off loans to residential real estate builders and developers as of and for the three-month period ended June 30, 2015 is presented in the accompanying table.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

	June 30, 2015			Quarter ended June 30, 2015
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances (a)	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
New York	$894,301	$8,132	.91%	$413	.20%
Pennsylvania	141,115	32,183	22.81	1,237	3.51
Mid-Atlantic	426,622	17,733	4.16	(40)	(.04)
Other	371,214	1,479	.40	—	—

Total	$1,833,252	$59,527	3.25%	$1,610	.37%

(a)	Includes approximately $26 million of loans not secured by real estate, of which approximately $3 million are in nonaccrual status.

Residential real estate loans classified as nonaccrual were $233 million at June 30, 2015, compared with $278 million at June 30, 2014, $258 million at December 31, 2014 and $246 million at March 31, 2015. Included in residential real estate loans classified as nonaccrual were Alt-A loans of $68 million, $79 million, $78 million and $74 million at June 30, 2015, June 30, 2014, December 31, 2014 and March 31, 2015, respectively. Residential real estate loans past due 90 days or more and accruing interest (excluding acquired loans) totaled $207 million at June 30, 2015, compared with $270 million at June 30, 2014, $216 million at December 31, 2014 and $197 million at March 31, 2015. A substantial portion of such amounts related to loans guaranteed by government-related entities. Information about the location of nonaccrual and charged–off residential real estate loans as of and for the quarter ended June 30, 2015 is presented in the accompanying table.

Nonaccrual consumer loans totaled $108 million at June 30, 2015, compared with $114 million at June 30, 2014, $125 million at December 31, 2014 and $118 million at March 31, 2015. Included in nonaccrual consumer loans at June 30, 2015, June 30, 2014, December 31, 2014 and March 31, 2015 were: automobile loans of $15 million, $16 million, $18 million and $14 million, respectively; recreational vehicle loans of $8 million, $8 million, $11 million and $9 million, respectively; and outstanding balances of home equity loans and lines of credit, including junior lien Alt-A loans, of $78 million, $84 million, $89 million and $88 million, respectively. Information about the location of nonaccrual and charged–off home equity loans and lines of credit as of and for the quarter ended June 30, 2015 is presented in the accompanying table.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

	June 30, 2015			Quarter ended June 30, 2015
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
Residential mortgages:
New York	$3,475,623	$62,928	1.81%	$499	.06%
Pennsylvania	1,096,950	17,834	1.63	(149)	(.05)
Mid-Atlantic	2,013,862	31,059	1.54	252	.05
Other	1,512,395	51,258	3.39	867	.23

Total	$8,098,830	$163,079	2.01%	$1,469	.07%

Residential construction loans:
New York	$6,738	$145	2.15%	$(1)	(.05)%
Pennsylvania	3,981	768	19.30	(4)	(.45)
Mid-Atlantic	10,055	—	—	—	—
Other	10,742	729	6.78	96	3.43

Total	$31,516	$1,642	5.21%	$91	1.19%

Alt-A first mortgages:
New York	$53,178	$16,482	30.99%	$259	1.89%
Pennsylvania	9,563	2,460	25.73	55	2.22
Mid-Atlantic	63,022	8,525	13.53	10	.06
Other	188,433	40,718	21.61	187	.39

Total	$314,196	$68,185	21.70%	$511	.64%

Alt-A junior lien:
New York	$947	$19	1.97%	$(1)	(.36)%
Pennsylvania	350	34	9.78	—	—
Mid-Atlantic	2,711	113	4.17	—	—
Other	6,326	477	7.54	(2)	(.15)

Total	$10,334	$643	6.22%	$(3)	(.11)%

First lien home equity loans:
New York	$15,345	$3,107	20.25%	$6	.15%
Pennsylvania	50,291	3,189	6.34	47	.36
Mid-Atlantic	68,864	920	1.34	(4)	(.02)
Other	901	—	—	2	.96

Total	$135,401	$7,216	5.33%	$51	.15%

First lien home equity lines:
New York	$1,351,467	$14,406	1.07%	$328	.10%
Pennsylvania	837,459	6,316	.75	57	.03
Mid-Atlantic	860,104	3,407	.40	99	.05
Other	37,208	1,456	3.91	(2)	(.02)

Total	$3,086,238	$25,585	.83%	$482	.06%

Junior lien home equity loans:
New York	$13,221	$3,613	27.32%	$(77)	(2.28)%
Pennsylvania	16,702	561	3.36	108	2.53
Mid-Atlantic	57,565	1,483	2.58	19	.13
Other	6,983	980	14.03	—	—

Total	$94,471	$6,637	7.03%	$50	.21%

Junior lien home equity lines:
New York	$940,663	$26,119	2.78%	$1,078	.46%
Pennsylvania	384,884	3,939	1.02	383	.40
Mid-Atlantic	1,171,040	6,540	.56	933	.32
Other	66,479	1,571	2.36	37	.22

Total	$2,563,066	$38,169	1.49%	$2,431	.38%

Real estate and other foreclosed assets were $64 million at each of June 30, 2015 and December 31, 2014, compared with $60 million at June 30, 2014 and $63 million at March 31, 2015. At June 30, 2015, foreclosed assets included $43 million of residential real estate properties.

A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

Dollars in thousands

	2015 Quarters		2014 Quarters
	Second	First	Fourth	Third	Second
Nonaccrual loans	$797,146	790,586	799,151	847,784	880,134
Real estate and other foreclosed assets	63,734	62,578	63,635	67,629	59,793

Total nonperforming assets	$860,880	853,164	862,786	915,413	939,927

Accruing loans past due 90 days or more (a)	$238,568	236,621	245,020	312,990	289,016

Government guaranteed loans included in totals above:
Nonaccrual loans	$58,259	60,508	69,095	68,586	81,817
Accruing loans past due 90 days or more	206,775	193,618	217,822	265,333	275,846

Renegotiated loans	$197,145	198,911	202,633	209,099	270,223

Acquired accruing loans past due 90 days or more (b)	$78,591	80,110	110,367	132,147	134,580

Purchased impaired loans (c):
Outstanding customer balance	$312,507	335,079	369,080	429,915	504,584
Carrying amount	169,240	184,018	197,737	236,662	282,517

Nonaccrual loans to total loans and leases, net of unearned discount	1.17%	1.18%	1.20%	1.29%	1.36%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.26%	1.27%	1.29%	1.39%	1.45%
Accruing loans past due 90 days or more (a) to total loans and leases, net of unearned discount	.35%	.35%	.37%	.48%	.45%

(a)	Excludes acquired loans. Predominantly residential mortgage loans.
(b)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans that were impaired at acquisition date and recorded at fair value.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of June 30, 2015 in light of: (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations; and (v) the amount of loan growth experienced by the Company. While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the troubled state of financial and credit markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; low levels of workforce participation; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 60% of the Company’s loans are to customers in New York State and Pennsylvania).

The Company utilizes a loan grading system which is applied to all commercial loans and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Criticized commercial loans and commercial real estate loans were $2.3 billion at June 30, 2015, up from $2.0 billion at March 31, 2015 and $1.8 billion at each of June 30, 2014 and December 31, 2014. The net increase in such loans since March 31, 2015 included approximately $216 million of commercial real estate loan balances and $137 million of commercial loan balances. Increases in criticized loan balances since December 31, 2014 included approximately $282 million categorized as commercial real estate loans and $266 million as commercial loans. Approximately 99% of loan balances added to the criticized category during the first six months of 2015 were less than 90 days past due and 94% had a current payment status. Given payment performance, amount of supporting collateral, and, in certain instances, the existence of loan guarantees, the incremental impact to the allowance for credit losses resulting from these additions to the criticized loan category was not material. The borrower industries most significantly impacting the higher level of criticized loans were investment real estate, services and manufacturing. The metropolitan New York City region was most affected by the increases. Loan officers with the support of loan review personnel in different geographic locations are responsible to review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective geographic regions. At least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis is performed. On a quarterly basis, the Company’s centralized loan review department reviews all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan is classified as nonaccrual. At June 30, 2015, approximately 55% of the Company’s home equity portfolio consisted of first lien loans and lines of credit. Of the remaining junior lien loans in the portfolio, approximately 73% (or approximately 32% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company. To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. At each of June 30, 2015 and March 31, 2015, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $22 million, compared with $29 million at June 30, 2014 and $24 million at December 31, 2014. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. Additionally, the Company generally evaluates home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. In determining the amount of such charge-offs, if the Company does not know the amount of the remaining first lien mortgage loan (typically because the Company does not own or service the first lien loan), the Company assumes that the first lien mortgage loan has had no principal amortization since the origination of the junior lien loan. Similarly, data used in estimating incurred losses for purposes of determining the allowance for credit losses also assumes no reductions in outstanding principal of first lien loans since the origination of the junior lien loan. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At June 30, 2015, approximately 89% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 15% were making contractually allowed payments that do not include any repayment of principal.

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

Management believes that the allowance for credit losses at June 30, 2015 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $930 million, or 1.36% of total loans and leases at June 30, 2015, compared with $918 million or 1.42% at June 30, 2014 and $920 million or 1.38% at December 31, 2014. The ratio of the allowance to total loans and leases at each respective date reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value based on estimated future cash flows expected to be received on those loans. Those cash flows reflect the impact of expected defaults on customer repayment performance. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans was 117% at June 30, 2015, compared with 104% at June 30, 2014 and 115% at December 31, 2014. Given the Company’s general position as a secured lender and its practice of charging-off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in determining the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $497 million in the second quarter of 2015, compared with $456 million in the year-earlier quarter and $440 million in the first quarter of 2015. Reflected in other income in the recent quarter was a $45 million gain from the divestiture of the trade processing business within the retirement services business of the Company.

Excluding that gain, other income totaled $452 million in the second quarter of 2015, slightly below the year-earlier quarter, but 3% higher than in the initial quarter of 2015. The decline from last year’s second quarter reflects lower trust income, due to the impact of the divested trade processing business, partially offset by higher mortgage banking revenues. The improvement from the initial quarter in 2015 reflects higher loan syndication fees, partially offset by lower trust income associated with the sold business.

Mortgage banking revenues were $103 million in the recently completed quarter, up from $96 million in the second quarter of 2014 and $102 million in the initial 2015 quarter. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $75 million in the second quarter of 2015, compared with $78 million in the second quarter of 2014 and $79 million in the initial quarter of 2015. The lower level of residential mortgage banking revenues in the recent quarter as compared with the year-earlier quarter reflects a decline in realized and unrealized gains, while the decline from 2015’s first quarter resulted from lower revenues associated with servicing residential real estate loans for others.

New commitments to originate residential real estate loans to be sold were approximately $995 million in the recent quarter, compared with $905 million and $936 million in the second quarter of 2014 and the first quarter of 2015, respectively. Realized gains from sales of residential real estate loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase real estate loans originated for sale) and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $21 million in each of the first two quarters of 2015, compared with gains of $27 million in the second quarter of 2014.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues were reduced by approximately $1 million during each of the three-month periods ended June 30, 2015 and March 31, 2015, compared with a reduction of $3 million during the three-month period ended June 30, 2014.

Loans held for sale that were secured by residential real estate totaled $479 million at June 30, 2015, $419 million at June 30, 2014 and $435 million at December 31, 2014. Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates were $930 million and $672 million, respectively, at June 30, 2015, $799 million and $597 million, respectively, at June 30, 2014, and $717 million and $432 million, respectively, at December 31, 2014. Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $19 million at June 30, 2015 and December 31, 2014, and $20 million at June 30, 2014. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in a net decrease in revenue of $2 million in the recent quarter, compared with net increases in revenues of $3 million in the second quarter of 2014 and $2 million in the initial quarter of 2015.

Revenues from servicing residential real estate loans for others were $53 million in the recent quarter, compared with $51 million and $58 million during the quarters ended June 30, 2014 and March 31, 2015, respectively. The decline in the recent quarter from 2015’s first quarter reflects lower revenues from sub-servicing activities. Residential real estate loans serviced for others totaled $66.5 billion at June 30, 2015, compared with $71.0 billion at June 30, 2014, $67.2 billion at December 31, 2014 and $65.0 billion at March 31, 2015. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $42.3 billion at June 30, 2015, $45.5 billion at June 30, 2014, $42.1 billion at December 31, 2014 and $40.4 billion at March 31, 2015. Revenues earned for sub-servicing loans were $30 million and $27 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $35 million for the three-month period ended March 31, 2015. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of Bayview Lending Group LLC (“BLG”).

Capitalized servicing rights consist largely of servicing associated with loans sold by the Company. Capitalized residential mortgage loan servicing assets totaled $114 million at June 30, 2015, compared with $117 million a year earlier and $111 million at each of December 31, 2014 and March 31, 2015.

Commercial mortgage banking revenues were $28 million in the second quarter of 2015, compared with $18 million in the year-earlier period and $23 million in the first quarter of 2015. Included in such amounts were revenues from loan origination and sales activities of $17 million in the recent quarter, compared with $9 million and $13 million in the second quarter of 2014 and the initial 2015 quarter, respectively. Commercial real estate loans originated for sale to other investors totaled $890 million in the second quarter of 2015, compared with $312 million and $455 million in the second quarter of 2014 and the initial 2015 quarter, respectively. Loan servicing revenues were $11 million and $9 million in the second quarters of 2015 and 2014, respectively, compared with $10 million in the first quarter of 2015. Capitalized commercial mortgage servicing assets totaled $78 million and $69 million at June 30, 2015 and 2014, respectively, and $73 million at December 31, 2014. Commercial real estate loans serviced for other investors totaled $11.3 billion, $11.1 billion and $11.3 billion at June 30, 2015, June 30, 2014 and December 31, 2014, respectively, and included $2.5 billion, $2.3 billion and $2.4 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $425 million and $105 million, respectively, at June 30, 2015, $455 million and $251 million, respectively, at June 30, 2014 and $520 million and $212 million, respectively, at December 31, 2014. Commercial real estate loans held for sale at June 30, 2015, June 30, 2014 and December 31, 2014 were $320 million, $205 million and $308 million, respectively.

Service charges on deposit accounts totaled $105 million in the second quarter of 2015, compared with $107 million and $102 million in the second quarter of 2014 and the first quarter of 2015, respectively. The lower level of fees in the recent quarter as compared with the second quarter of 2014 was largely due to lower consumer deposit service fees, particularly overdraft fees. The improvement in the second quarter of 2015 when compared with the first quarter of 2015 reflects seasonally lower consumer deposit service fees in the earlier quarter.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee,

agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Revenues associated with the ICS business were approximately $52 million during the quarter ended June 30, 2015, compared with $61 million in each of the quarters ended June 30, 2014 and March 31, 2015. The recent quarter’s ICS revenue decline reflects the April 2015 divestiture of the trade processing business within the retirement services division. Revenues associated with the trade processing business totaled $10 million and $9 million during the quarters ended June 30, 2014 and March 31, 2015, respectively. Revenues attributable to WAS were approximately $58 million, $60 million and $56 million for the three-month periods ended June 30, 2015, June 30, 2014, and March 31, 2015, respectively. In total, trust income aggregated $119 million in the second quarter of 2015, compared with $130 million and $124 million in the year-earlier quarter and the first quarter of 2015, respectively. Total trust assets, which include assets under management and assets under administration, aggregated $205.0 billion at June 30, 2015, compared with $275.5 billion and $287.9 billion at June 30, 2014 and December 31, 2014, respectively. The decline in trust assets at the recent quarter-end was due to the customer account balances included in the April 2015 sale of the trade processing business. Trust assets under management were $68.3 billion at June 30, 2015, $66.9 billion at June 30, 2014 and $68.2 billion at December 31, 2014. The Company’s proprietary mutual funds had assets of $11.9 billion at June 30, 2015, $12.3 billion at June 30, 2014 and $13.3 billion at December 31, 2014.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $17 million in each of the second quarters of 2015 and 2014, compared with $15 million in the first quarter of 2015. Gains from trading account and foreign exchange activity totaled $6 million in each of the first two quarters of 2015, compared with $8 million in the second quarter of 2014. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

M&T’s share of the operating losses of BLG was $3 million in the recent quarter and $4 million in each of the year-earlier quarter and the first quarter of 2015. The operating losses of BLG in the respective quarters reflect provisions for losses associated with securitized loans and other loans held by BLG and loan servicing and other administrative costs. Under GAAP, such losses are required to be recognized by BLG despite the fact that many of the securitized loan losses will ultimately be borne by the underlying third party bondholders. As these loan losses are realized through later foreclosure and still later sale of real estate collateral, the underlying bonds will be charged-down leading to BLG’s future recognition of debt extinguishment gains. The timing of such debt extinguishment is difficult to predict and given ongoing loan loss provisioning, it is not possible to project when BLG will return to profitability. As a result of credit and liquidity disruptions, BLG ceased its originations of small-balance commercial real estate loans in 2008. However, as a result of past securitization activities, BLG is entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings from its core mortgage activities. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Other revenues from operations totaled $151 million in the recent quarter, compared with $102 million in the second quarter of 2014 and $95 million in the first quarter of 2015. The increase in the recent quarter as compared with the earlier quarters was primarily due to the $45 million gain associated with the sale of the trade processing business in the retirement services division. The increase in other revenues from operations in the recent quarter as compared with the immediately preceding quarter also reflected higher income from loan syndication fees. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees (including loan syndication fees) totaled $37 million in the second quarter of 2015, $35 million in the second quarter of 2014 and $26 million in the first quarter of 2015. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $15 million in the second quarter of 2015, $13 million in the year-earlier quarter and $11 million in the first quarter of 2015. Revenues from merchant discount and credit card fees were $26 million in the recent quarter and $24 million in each of the three-month periods ended June 30, 2014 and March 31, 2015. Insurance-related sales commissions and other revenues totaled $8 million in the second quarter of 2015 and $11 million in each of the year-earlier quarter and the initial 2015 quarter. Other miscellaneous revenues and the changes in such revenues from period-to-period were not individually significant.

Other income totaled $937 million in the first half of 2015, compared with $877 million in the year-earlier period. Excluding the gain on the divestiture of the trade processing business, other income aggregated $892 million in the first half of 2015. The primary contributors to the increase in other income during the 2015 period were higher residential and commercial mortgage banking revenues offset, in part, by lower trust income resulting from the sale of the trade processing business.

Mortgage banking revenues were $204 million for the first half of 2015, compared with $176 million in the year-earlier period. Residential mortgage banking revenues totaled $154 million in the first six months of 2015, compared with $143 million in the first half of 2014. New commitments to originate residential real estate loans to be sold were $1.9 billion and $1.6 billion during the first six months of 2015 and 2014, respectively. Realized gains from sales of residential real estate loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase real estate loans originated for sale) and recognized unrealized gains and losses on residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $42 million during each of the six-month periods ended June 30, 2015 and 2014. Residential mortgage banking revenues during the six-month periods ended June 30, 2015 and 2014 were reduced by $2 million and $3 million, respectively, related to actual or anticipated settlements of repurchase obligations. Revenues from servicing residential mortgage loans for others were $111 million and $101 million for the first six months of 2015 and 2014, respectively. That increase was attributable to higher sub-servicing revenues that totaled $65 million and $53 million in the 2015 and 2014 periods, respectively. Commercial mortgage banking revenues totaled $51 million and $33 million during the six-month periods ended June 30, 2015 and 2014, respectively. That increase resulted predominantly from revenues from loan origination and sales activities. Commercial real estate loans originated for sale to other investors were $1.3 billion in the first half of 2015, compared with $448 million in the corresponding 2014 period.

Service charges on deposit accounts totaled $208 million and $212 million during the six-month periods ended June 30, 2015 and 2014, respectively. That decline resulted from lower consumer service charges, largely overdraft fees. Trust income aggregated $242 million in the first half of 2015, compared with $251 million in the year-earlier period. That decline was attributable to $18 million of revenues in the first half of 2014 associated with the trade processing business that was sold in April 2015. Revenues of the sold business were $9 million in the first quarter of 2015. Brokerage services income totaled $32 million during the first six months of 2015, compared with $34 million in the similar 2014 period. Trading account and foreign exchange activity resulted in gains of $12 million and $14 million for the six-month periods ended June 30, 2015 and 2014, respectively. M&T’s investment in BLG resulted in losses of $7 million and $9 million for the first half of 2015 and 2014, respectively.

Other revenues from operations were $246 million in the first half of 2015 and $198 million in the corresponding 2014 period. Excluding the $45 million gain on sale of the trade processing business, other revenues from operations were $201 million for the first half of 2015. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $63 million in 2015 and $67 million in 2014. Income from bank owned life insurance was $26 million and $25 million in 2015 and 2014, respectively. Merchant discount and credit card fees aggregated $50 million in 2015 and $45 million in 2014. Insurance-related sales commissions and other revenues totaled $19 million and $22 million in the first six months of 2015 and 2014, respectively.

Other Expense

Effective January 1, 2015, M&T adopted amended guidance from the FASB for accounting for investments in qualified affordable housing projects under which the initial cost of such investments is amortized to income tax expense in proportion to the tax benefit received. The adoption of this accounting guidance did not have a significant effect on the Company’s financial position or results of operations, but did result in the restatement of the consolidated financial statements for 2014 and earlier years to remove net costs associated with qualified affordable housing projects from other expense and include the amortization of the investments in income tax expense. As a result, the amortization included in income tax expense was $11 million and $21 million in the three- and six-month periods ended June 30, 2015, respectively, and $14 million and $26 million in the three- and six-month periods ended June 30, 2014, respectively. Similarly, losses removed from other costs of operations and amortization amounts now included in income tax expense were $14 million in each of the third and fourth quarters of 2014.

Reflecting the application of the new accounting guidance, other expense totaled $697 million in the second quarter of 2015, compared with $668 million in the year-earlier quarter and $686 million in the first quarter of 2015. Included in those amounts are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $6 million in the second quarter of 2015, $9 million in the year-earlier quarter and $7 million in the first quarter of 2015. There were no merger-related expenses during those respective quarters. Exclusive of these nonoperating expenses, noninterest operating expenses totaled $691 million in the recent quarter, compared with $658 million in the second quarter of 2014 and $680 million in the first quarter of 2015. Reflected in operating expenses in the recent quarter was a higher level of contribution to The M&T Charitable Foundation, which aggregated $40 million, compared with $5 million in last year’s second quarter and $6 million in this year’s first quarter. After considering the charitable contributions, noninterest expense in the recent quarter declined from the year-earlier quarter due largely to lower costs for professional services and FDIC assessments, partially offset by higher salaries and employee benefits expense. On that same basis, the recent quarter’s lower level of operating expense as compared with 2015’s first quarter reflected a decline in personnel costs due to the earlier quarter’s seasonally higher stock-based incentive compensation, unemployment insurance, payroll-related taxes and benefits costs.

Other expense for the first six months of 2015 aggregated $1.38 billion, compared with $1.36 billion in the year-earlier period. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $13 million and $19 million in the six-month periods ended June 30, 2015 and 2014, respectively. There were no merger-related expenses during those respective periods. Exclusive of these nonoperating expenses, noninterest operating expenses for the first half of 2015 increased 2% to $1.37 billion from $1.34 billion in the first six months of 2014. The most significant factors contributing to that increase were higher costs for salaries and employee benefits and charitable contributions. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense totaled $362 million in the recent quarter, compared with $340 million in the second quarter of 2014 and $390 million in the initial 2015 quarter. During the first six months of 2015 and 2014, salaries and employee benefits expense aggregated $752 million and $711 million, respectively. As compared with the 2014 periods, the three months and six months ended June 30, 2015 reflect the impact of annual merit increases for employees, higher incentive compensation costs and higher pension expense. The increase in pension expense is predominantly attributable to an increase in the amortization of unrecognized actuarial losses. Cumulative unrecognized actuarial losses increased from $191 million at December 31, 2013 to $512 million at December 31, 2014 due predominantly to a 75 basis point reduction in the discount rate and revised mortality tables released in 2014 by the Society of Actuaries used to determine the pension benefit obligation. In accordance with GAAP, net unrecognized gains or losses that exceed ten percent of the greater of the projected benefit obligation or the market-related value of plan assets are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. The higher level of salaries and employee benefits expense in 2015’s initial quarter as compared with the recent quarter reflects the accelerated recognition of compensation costs in the earlier quarter for stock-based awards granted to retirement-eligible employees as well as the seasonally higher unemployment insurance, payroll-related taxes and the Company’s contributions for retirement savings plan benefits related to annual incentive compensation payments. Stock-based compensation totaled $17 million, $12 million and $28 million during the quarters ended June 30, 2015, June 30, 2014 and March 31, 2015, respectively, and $44 million and $42 million for the six-month periods ended June 30, 2015 and 2014, respectively. The number of full-time equivalent employees was 15,380 at June 30, 2015, 15,387 at June 30, 2014, 15,312 at December 31, 2014 and 15,263 at March 31, 2015.

Excluding the nonoperating expense items described earlier from each period, nonpersonnel operating expenses were $329 million in the recent quarter, compared with $319 million in the second quarter of 2014 and $290 million in the first three months of 2015. On the same basis, such expenses were $619 million and $628 million during the first six months of 2015 and 2014, respectively. The increase in nonpersonnel operating expenses in the recent quarter as compared with the second quarter of 2014 was predominantly due to the higher level of charitable contributions in the recent quarter, partially offset by lower expenses for professional services, litigation-related costs and FDIC assessments. Professional services costs related to BSA/AML compliance, capital planning and stress testing, risk management and other operational initiatives were elevated throughout 2014. The recent quarter increase in nonpersonnel operating expenses as compared with the initial quarter of 2015 also reflects the higher charitable contribution already noted. The decline in nonpersonnel operating expenses in the first half of 2015 as compared with the corresponding 2014 period was attributable to lower expenses for professional services, litigation-related costs and

FDIC assessments, offset in part, by higher charitable contributions. During the second quarter of 2014, the Company recognized $12 million of litigation-related costs associated with pre-acquisition activities of M&T’s Wilmington Trust entities.

The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 58.2% during the recent quarter, equal to the year-earlier quarter, and improved from 61.5% in the first quarter of 2015. The efficiency ratios for the six-month periods ended June 30, 2015 and 2014 were 59.8% and 60.5%, respectively.

Income Taxes

The provision for income taxes for the second quarter of 2015 was $167 million, compared with $144 million and $134 million in the year-earlier quarter and first quarter of 2015, respectively. The effective tax rates were 36.8%, 33.5% and 35.6% for the quarters ended June 30, 2015, June 30, 2014 and March 31, 2015, respectively. For the first six months of 2015 and 2014, the provision for income taxes totaled $301 million and $269 million, respectively, and the effective tax rates were 36.3% and 34.4%, respectively. As noted earlier, effective January 1, 2015 M&T adopted amended guidance from the FASB for accounting for investments in qualified affordable housing projects, which resulted in the restatement of the consolidated financial statements for 2014 and earlier years. The adoption of the guidance resulted in higher effective tax rates than existed prior to such adoption. The Company attributed $11 million of non-deductible goodwill to the basis of the trade processing business sold in April 2015, which reduced the recorded gain. Excluding the impact of the attribution of the non-deductible goodwill, the effective tax rate for the three- and six-month periods ended June 30, 2015 would have been 35.9% and 35.8%, respectively. During the second quarter of 2014, the Company resolved with tax authorities previously uncertain tax positions associated with pre-acquisition activities of M&T’s Wilmington Trust entities, resulting in a reduction of the provision for income taxes of $8 million. Excluding that reduction of income tax expense, the effective tax rates would have been 35.4% for each of the three- and six-month periods ended June 30, 2014. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.

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

Capital

Shareholders’ equity was $12.7 billion at June 30, 2015, representing 13.05% of total assets, compared with $12.2 billion or 13.40% at June 30, 2014 and $12.3 billion or 12.76% at December 31, 2014.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.2 billion at each of June 30, 2015, June 30, 2014 and December 31, 2014. Further information concerning M&T’s preferred stock can be found in note 6 of Notes to Financial Statements.

Common shareholders’ equity was $11.4 billion, or $85.90 per share, at June 30, 2015, compared with $10.9 billion, or $82.86 per share, at June 30, 2014 and $11.1 billion, or $83.88 per share, at December 31, 2014. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $59.39 at June 30, 2015, $55.89 at June 30, 2014 and $57.06 at December 31, 2014. The Company’s ratio of tangible common equity to tangible assets was 8.45% at each of June 30, 2015 and June 30, 2014 and 8.11% at December 31, 2014. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized gains on investment securities, net of applicable tax effect, were $80 million, or $.60 per common share, at June 30, 2015, compared with net unrealized gains of $137 million, or $1.04 per common share, at June 30, 2014 and $127 million, or $.96 per common share, at December 31, 2014. Information about unrealized gains and losses as of June 30, 2015 and December 31, 2014 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized gains at June 30, 2015 were pre-tax effect unrealized losses of $59 million on available-for-sale investment securities with an amortized cost of $2.9 billion and pre-tax effect unrealized gains of $217 million on securities with an amortized cost of $8.2 billion. The pre-tax effect unrealized losses reflect $18 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $124 million and an estimated fair value of $106 million (generally considered Level 2 valuations). Further information concerning the Company’s valuations of available-for-sale investment securities is provided in note 12 of Notes to Financial Statements.

The Company assesses impairment losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. In total, at June 30, 2015 and December 31, 2014, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $192 million and $202 million, respectively, and a fair value of $158 million at each of those dates. At June 30, 2015, 87% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 27% being independently rated as investment grade. The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008 and had a weighted-average credit enhancement of 16% at June 30, 2015, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. All mortgage-backed securities in the held-to-maturity portfolio had a current payment status as of June 30, 2015. The weighted-average default percentage and loss severity assumptions utilized in the Company’s internal modeling were 32% and 74%, respectively. The Company has concluded that as of June 30, 2015, its privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, it is possible that adverse changes in the future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

As of June 30, 2015, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any additional other-than-temporary impairment charges were not appropriate. It is likely that the Company will be required to sell certain of its collateralized debt obligations backed by trust preferred securities held in the available-for-sale portfolio to comply with the provisions of the Volcker Rule. However, the amortized cost and fair value of those collateralized debt obligations were $24 million and $31 million, respectively, at June 30, 2015 and the Company did not expect that it would realize any material losses if it ultimately was required to sell such securities. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its other impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of the Notes to Financial Statements.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $295 million or $2.22 per common share, at June 30, 2015, $96 million, or $.73 per common share, at June 30, 2014 and $306 million or $2.31 per common share, at December 31, 2014. The increase in such adjustments at June 30, 2015 and December 31, 2014 as compared with June 30, 2014 was the result of two main factors: a 75 basis point decrease in the discount rate used to measure the benefit obligations of the defined benefit plans and the use of updated mortality tables for the U.S. published in 2014 by the Society of Actuaries.

Cash dividends declared on M&T’s common stock totaled $94 million in each of the two most recent quarters and $93 million in the year-earlier quarter and represented a quarterly dividend of $.70 per common share in each of those quarters. Common stock dividends during the six-month periods ended June 30, 2015 and 2014 were $187 million and $185 million, respectively.

Cash dividends declared on preferred stock are detailed in the table that follows. There were no cash dividends declared in the first quarter of 2014 on the Series E Preferred Stock issued in February 2014.

PREFERRED STOCK DIVIDENDS

In thousands

	1st Qtr.	2nd Qtr.	Year- to-date
Series A – 2015	$3,666	3,666	7,332
Series A – 2014	3,666	3,666	7,332
Series C – 2015	2,414	2,414	4,828
Series C – 2014	2,414	2,414	4,828
Series D – 2015	8,594	8,593	17,187
Series D – 2014	8,594	8,593	17,187
Series E – 2015	5,644	5,644	11,288
Series E – 2014	—	5,770	5,770

Totals – 2015	$20,318	20,317	40,635

Totals – 2014	$14,674	20,443	35,117

The Company did not repurchase any shares of its common stock during 2014 or the first half of 2015.

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

The regulatory capital ratios of the Company, M&T Bank and Wilmington Trust, N.A., as of June 30, 2015 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

June 30, 2015

	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
Common equity Tier 1	9.91%	10.35%	79.88%
Tier 1 capital	11.78%	10.35%	79.88%
Total capital	14.55%	12.88%	80.57%
Tier 1 leverage	10.22%	9.00%	17.38%

On March 12, 2015, M&T announced that the Federal Reserve did not object to M&T’s proposed 2015 Capital Plan. Accordingly, M&T may maintain a quarterly common stock dividend of $.70 per share; continue to pay dividends and interest on other equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities and subordinated debt that were outstanding at December 31, 2014, consistent with the contractual terms of those instruments; repurchase up to $200 million of common shares during the first half of 2016; and redeem or repurchase up to $310 million of trust preferred securities. As previously noted, those latter securities were redeemed in April 2015. Common and preferred dividends are subject to approval by M&T’s Board of Directors in the ordinary course of business.

Segment Information

As required by GAAP, the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 14 of Notes to Financial Statements. During 2015, certain methodology changes were made and, accordingly, the financial information for the Company’s reportable segments for 2014 has been restated

to conform with the methods and assumptions used in 2015. As described in note 14 of Notes to Financial Statements, the methodology changes were largely the result of updated funds transfer pricing and various cost allocations. Additionally, the segment financial data also reflect the Company’s adoption of amended guidance for accounting for investments in qualified affordable housing projects.

The Business Banking segment earned $25 million in each of the first and second quarters of 2015, compared with $24 million in the second quarter of 2014. The improved results from the year-earlier period reflect a $4 million decrease in the provision for credit losses, due to lower net charge-offs, partially offset by a decline in net interest income of $2 million, resulting from a 19 basis point narrowing of the net interest margin on deposits. As compared with the initial 2015 quarter, increases in net interest income of $2 million and in merchant discount and credit card fees of $1 million, and a $1 million decrease in the provision for credit losses, due to lower net charge-offs, were largely offset by higher noninterest operating expenses which included the allocation of centralized volume-related expenses. The higher net interest income reflected increases in average outstanding deposit balances of $318 million. The Business Banking segment’s net contribution aggregated $50 million in the first six months of 2015, 3% higher than the $49 million earned in the year-earlier period. That increase reflects a decline in the provision for credit losses of $4 million and a $2 million increase in merchant discount and credit card fees. Those favorable factors were partially offset by a decline in net interest income of $6 million, largely due to a 23 basis point narrowing of the net interest margin on deposits.

The Commercial Banking segment recorded net income of $108 million during the quarter ended June 30, 2015, compared with $104 million earned in the year-earlier quarter and $96 million earned in the first quarter of 2015. The recent quarter’s 4% rise in net income as compared with 2014’s second quarter was largely due to a $4 million increase in net interest income and a $3 million decrease in the provision for credit losses, due to lower net charge-offs. The higher net interest income reflected growth in average outstanding loan and deposit balances of $1.4 billion and $909 million, respectively, partially offset by a narrowing of the net interest margin on deposits and loans of 11 basis points and 5 basis points, respectively. Contributing to the 12% improvement in the recent quarter’s performance as compared with the first quarter of 2015 was an $11 million decrease in the provision for credit losses, the result of lower net charge-offs, an $8 million rise in credit-related fees and a $4 million increase in net interest income, largely resulting from a $623 million increase in average outstanding loan balances. Net income recorded by the Commercial Banking segment totaled $205 million for the first half of 2015, slightly above the $203 million earned in the similar 2014 period. That improvement was largely due to a $3 million decrease in the provision for credit losses. A modest improvement in net interest income reflected increases in average outstanding loan and deposit balances of $1.3 billion and $908 million, respectively, that were largely offset by a narrowing of the net interest margin on deposits and loans of 14 basis points and 8 basis points, respectively.

The Commercial Real Estate segment contributed net income of $80 million during each of the first and second quarters of 2015, compared with $76 million in the year-earlier quarter. The 5% improvement in net income as compared with the second quarter of 2014 was largely due to a $9 million increase in mortgage banking revenues, the result of higher loan origination and sales activities, and a $5 million increase in net interest income, partially offset by higher personnel-related costs and amortization of capitalized servicing rights. The higher net interest income resulted from increases in average outstanding loan and deposit balances of $1.4 billion and $334 million, respectively, partially offset by a narrowing of the net interest margin on deposits and loans of 13 basis points and 8 basis points, respectively. Net income in the recent quarter was little changed as compared with the first quarter of 2015. Increases in net interest income and mortgage banking revenues were partially offset by a $3 million increase in the provision for credit losses and increases in other miscellaneous expenses. The higher net interest income resulted from increases in average outstanding loan balances of $304 million combined with a 5 basis point widening of the net interest margin on loans, while the increased mortgage banking revenues reflected higher loan origination and sales activities. Net income for the Commercial Real Estate segment was $160 million and $148 million for the first six months of 2015 and 2014, respectively. That 8% increase was attributable to a $16 million increase in mortgage banking revenues, a $5 million increase in net interest income and a $4 million decrease in the provision for credit losses. The higher net interest income resulted from increases in average outstanding loan and deposit balances of $1.2 billion and $343 million, respectively, partially offset by the narrowing of the net interest margin on deposits and loans of 16 basis points and 9 basis points, respectively. Those favorable factors were partially offset by higher personnel-related expenses of $3 million.

The Discretionary Portfolio segment recorded net income of $11 million in the second quarter of 2015, compared with $15 million in the year-earlier quarter and $6 million in the first quarter of 2015. The decline from the year-earlier period was largely due to an $11 million decrease in net interest income, partially offset by a $2 million decrease in the provision for credit losses. The lower net interest income reflects a 39 basis point narrowing of the net interest margin on investment securities resulting from the Company’s allocation of funding charges associated with those assets. The main factors contributing to the recent quarter’s increased net income as compared with the immediately preceding quarter was a $3 million increase in bank owned life insurance revenues and a $2 million increase in net interest income, resulting from a 7 basis point widening of the net interest margin on investment securities and an $820 million rise in average outstanding balances of investment securities. Net income for the Discretionary Portfolio segment in the first six months of 2015 totaled $17 million, compared with net income of $26 million in the corresponding 2014 period. The year-over-year decline was attributable to a $20 million decrease in net interest income, largely resulting from a 36 basis point narrowing of the net interest margin on investment securities, partially offset by a $5 million decrease in the provision for credit losses, due to lower net charge-offs.

Net income from the Residential Mortgage Banking segment totaled $28 million in the recent quarter, up 4% from $27 million in the year-earlier quarter, but 13% lower than the $32 million recorded in the first quarter of 2015. The recent quarter’s increase in net income as compared with the year-earlier quarter was largely due to lower amortization of capitalized servicing rights of $5 million (reflecting slower prepayment trends), partially offset by increased personnel costs and a higher provision for credit losses. The decline in the recent quarter’s performance as compared with the first quarter of 2015 reflected a $4 million decrease in revenues from servicing residential real estate loans, largely related to sub-servicing activities, and increased personnel-related expenses and other centrally-allocated loan servicing costs. Partially offsetting those unfavorable factors was a $4 million increase in net interest income, resulting from an increase in average outstanding deposit balances of $684 million. Year-to-date net income for this segment totaled $60 million in 2015 and $45 million in 2014. The improved performance in 2015 was attributable to the following factors: a $10 million rise in revenues from servicing residential real estate loans, predominantly the result of the increased sub-servicing activities; an $8 million increase in mortgage origination and sales revenues (including intersegment revenues) due to higher origination volumes; decreased amortization of capitalized servicing rights of $11 million; and a $2 million increase in net interest income, resulting from an increase in average outstanding deposit balances.

Net income of the Retail Banking segment totaled $69 million in each of the two most recent quarters, compared with $73 million in the second quarter of 2014. The most significant factors contributing to the recent quarter’s decline as compared with the year-earlier quarter included: (i) a $3 million decrease in net interest income, reflecting a narrowing of the net interest margin on deposits and loans of 7 basis points and 4 basis points, respectively, partially offset by an increase in average outstanding loans of $589 million and (ii) a $2 million reduction in fees earned for providing deposit account services, primarily due to lower volumes of consumer service charges. As compared with the immediately preceding quarter, an increase in centrally-allocated operating expenses was offset by a $4 million increase in service charges on deposit accounts, due to higher consumer overdraft fees, and a $5 million decrease in the provision for credit losses, resulting from lower net charge-offs. Net income recorded by the Retail Banking segment totaled $138 million for the first half of 2015 and $142 million in 2014. The year-over-year decline was attributable to a $6 million decrease in net interest income and a $3 million reduction in fees earned for providing deposit account services offset, in part, by lower personnel-related and equipment and occupancy costs. The decline in net interest income resulted from a narrowing of the net interest margin on deposits and loans of 9 basis points and 3 basis points, respectively, partially offset by a $620 million increase in average outstanding loan balances.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related gains and expenses related to acquisitions, and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes the trust income of the Company that reflects the ICS and WAS business activities. The various components of the “All Other” category for each of the three-month periods ended June 30, 2015 and June 30, 2014 resulted in net losses of $34 million, compared with a net loss of $67 million in the three-month period ended March 31, 2015. Results for the second quarter of 2015 reflected the $45 million pre-tax gain related to the sale of the trade processing business within the retirement services division of the ICS business that was offset by $40 million of tax-deductible cash contributions to The M&T Charitable Foundation. The after-tax impact of those two items lowered net income by approximately $1 million. Furthermore, as compared with the year-earlier quarter, a recent quarter decrease in trust revenues of $11 million, predominantly related to lost revenues from the sold business, was offset by a decrease in professional services expenses. The smaller net loss in the recent quarter as compared with the first quarter of 2015 was largely attributable to a $32 million decline in personnel-related expenses, associated with seasonally higher stock-based compensation, payroll-related taxes and employer contributions for retirement savings plans recorded in the first quarter of 2015, and lower costs for professional services, partially offset by decreased trust income. The “All Other” category had a net loss of $100 million in each of the first six months of 2015 and 2014. The favorable impact from lower professional services costs and the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments were largely offset by increased personnel-related expenses and other operating costs, and a decline in trust income, largely due to the impact of the sold trade processing business.

Recent Accounting Developments

As previously noted, the Company adopted amended accounting guidance for investments in qualified affordable housing projects under which the initial cost of investments in qualified affordable housing projects is amortized in proportion to the tax credits and other tax benefits received from such projects and recognized in the income statement as a component of income tax expense. As required, the guidance was applied retrospectively to all periods presented. The adoption of this guidance did not have a significant effect on the Company’s financial position or results of operations, but did result in the restatement of the consolidated statement of income for the three-month and six-month periods ended June 30, 2014 to remove $14 million and $26 million, respectively, of losses associated with qualified affordable housing projects from “other costs of operations” and include the amortization of the initial cost of the investment in income tax expense. The Company amortized $11 million and $21 million of its investments in qualified affordable housing projects to income tax expense during the three-month and six-month periods ended June 30, 2015, respectively.

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

In May 2015, the FASB issued amended disclosure guidance for investments in certain entities that calculate net asset value per share (or its equivalent). The amended guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Instead, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company does not expect the amended guidance to have a material impact on its consolidated financial statements.

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

In June 2014, the FASB issued amended accounting guidance for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amended guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 31, 2015, with earlier adoption permitted. The Company does not expect the amended guidance to have a material impact on its financial position or results of operations.

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

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward-looking statements that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “prospects” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Forward-looking statements speak only as of the date they are made and the Company assumes no duty to update forward-looking statements.

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

M&T BANK CORPORATION AND SUBSIDIARIES

QUARTERLY TRENDS	Table 1

	2015 Quarters		2014 Quarters
	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$766,374	743,925	762,619	748,864	740,139	728,897
Interest expense	77,226	78,499	74,772	73,964	65,176	66,519

Net interest income	689,148	665,426	687,847	674,900	674,963	662,378
Less: provision for credit losses	30,000	38,000	33,000	29,000	30,000	32,000
Other income	497,027	440,203	451,643	451,111	456,412	420,107
Less: other expense	696,628	686,375	666,221	665,359	667,660	690,234

Income before income taxes	459,547	381,254	440,269	431,652	433,715	360,251
Applicable income taxes	166,839	133,803	156,713	150,467	143,530	125,289
Taxable-equivalent adjustment	6,020	5,838	6,007	5,841	5,849	5,945

Net income	$286,688	241,613	277,549	275,344	284,336	229,017

Net income available to common shareholders-diluted	$263,481	218,837	254,239	251,917	260,695	211,731
Per common share data
Basic earnings	$1.99	1.66	1.93	1.92	1.99	1.63
Diluted earnings	1.98	1.65	1.92	1.91	1.98	1.61
Cash dividends	$.70	.70	.70	.70	.70	.70
Average common shares outstanding
Basic	132,356	132,049	131,450	131,265	130,856	130,212
Diluted	133,116	132,769	132,278	132,128	131,828	131,126

Performance ratios, annualized
Return on
Average assets	1.18%	1.02%	1.12%	1.17%	1.27%	1.07%
Average common shareholders’ equity	9.37%	7.99%	9.10%	9.18%	9.79%	8.22%
Net interest margin on average earning assets (taxable-equivalent basis)	3.17%	3.17%	3.10%	3.23%	3.40%	3.52%
Nonaccrual loans to total loans and leases, net of unearned discount	1.17%	1.18%	1.20%	1.29%	1.36%	1.39%

Net operating (tangible) results (a)
Net operating income (in thousands)	$290,341	245,776	281,929	279,838	289,974	235,162
Diluted net operating income per common share	2.01	1.68	1.95	1.94	2.02	1.66
Annualized return on
Average tangible assets	1.24%	1.08%	1.18%	1.24%	1.35%	1.15%
Average tangible common shareholders’ equity	13.76%	11.90%	13.55%	13.80%	14.92%	12.76%
Efficiency ratio (b)	58.23%	61.46%	57.84%	58.44%	58.20%	62.83%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$97,598	95,892	98,644	93,245	89,873	86,665
Total tangible assets (c)	94,067	92,346	95,093	89,689	86,311	83,096
Earning assets	87,333	85,212	87,965	82,776	79,556	76,288
Investment securities	14,195	13,376	12,978	12,780	10,959	9,265
Loans and leases, net of unearned discount	67,670	66,587	65,767	64,763	64,343	63,763
Deposits	72,958	71,698	75,515	70,772	69,659	67,327
Common shareholders’ equity (c)	11,404	11,227	11,211	11,015	10,808	10,576
Tangible common shareholders’ equity (c)	7,873	7,681	7,660	7,459	7,246	7,007

At end of quarter
Total assets (c)	$97,080	98,378	96,686	97,228	90,835	88,530
Total tangible assets (c)	93,552	94,834	93,137	93,674	87,276	84,965
Earning assets	86,990	87,959	86,278	86,751	80,062	77,950
Investment securities	14,752	14,393	12,994	13,348	12,120	10,364
Loans and leases, net of unearned discount	68,131	67,099	66,669	65,572	64,748	64,135
Deposits	72,630	73,594	73,582	74,342	69,829	68,699
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	11,433	11,294	11,102	11,099	10,934	10,652
Tangible common shareholders’ equity (c)	7,905	7,750	7,553	7,545	7,375	7,087
Equity per common share	85.90	84.95	83.88	83.99	82.86	81.05
Tangible equity per common share	59.39	58.29	57.06	57.10	55.89	53.92

Market price per common share
High	$128.70	129.58	128.96	128.69	125.90	123.04
Low	117.86	111.78	112.42	118.51	116.10	109.16
Closing	124.93	127.00	125.62	123.29	124.05	121.30

(a)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 2.
(b)	Excludes impact of merger-related gains and expenses and net securities transactions.
(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES	Table 2

	2015 Quarters		2014 Quarters
	Second	First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$286,688	241,613	277,549	275,344	284,336	229,017
Amortization of core deposit and other intangible assets (a)	3,653	4,163	4,380	4,494	5,638	6,145

Net operating income	$290,341	245,776	281,929	279,838	289,974	235,162

Earnings per common share
Diluted earnings per common share	$1.98	1.65	1.92	1.91	1.98	1.61
Amortization of core deposit and other intangible assets (a)	.03	.03	.03	.03	.04	.05

Diluted net operating earnings per common share	$2.01	1.68	1.95	1.94	2.02	1.66

Other expense
Other expense	$696,628	686,375	666,221	665,359	667,660	690,234
Amortization of core deposit and other intangible assets	(5,965)	(6,793)	(7,170)	(7,358)	(9,234)	(10,062)

Noninterest operating expense	$690,663	679,582	659,051	658,001	658,426	680,172

Efficiency ratio
Noninterest operating expense (numerator)	$690,663	679,582	659,051	658,001	658,426	680,172

Taxable-equivalent net interest income	689,148	665,426	687,847	674,900	674,963	662,378
Other income	497,027	440,203	451,643	451,111	456,412	420,107
Less: Loss on bank investment securities	(10)	(98)	—	—	—	—

Denominator	$1,186,185	1,105,727	1,139,490	1,126,011	1,131,375	1,082,485

Efficiency ratio	58.23%	61.46%	57.84%	58.44%	58.20%	62.83%

Balance sheet data
In millions
Average assets
Average assets	$97,598	95,892	98,644	93,245	89,873	86,665
Goodwill	(3,514)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(25)	(31)	(38)	(45)	(53)	(64)
Deferred taxes	8	10	12	14	16	20

Average tangible assets	$94,067	92,346	95,093	89,689	86,311	83,096

Average common equity
Average total equity	$12,636	12,459	12,442	12,247	12,039	11,648
Preferred stock	(1,232)	(1,232)	(1,231)	(1,232)	(1,231)	(1,072)

Average common equity	11,404	11,227	11,211	11,015	10,808	10,576

Goodwill	(3,514)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(25)	(31)	(38)	(45)	(53)	(64)
Deferred taxes	8	10	12	14	16	20

Average tangible common equity	$7,873	7,681	7,660	7,459	7,246	7,007

At end of quarter
Total assets
Total assets	$97,080	98,378	96,686	97,228	90,835	88,530

Goodwill	(3,513)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(22)	(28)	(35)	(42)	(49)	(59)
Deferred taxes	7	9	11	13	15	19

Total tangible assets	$93,552	94,834	93,137	93,674	87,276	84,965

Total common equity
Total equity	$12,668	12,528	12,336	12,333	12,169	11,887
Preferred stock	(1,232)	(1,232)	(1,231)	(1,232)	(1,232)	(1,232)
Undeclared dividends - cumulative preferred stock	(3)	(2)	(3)	(2)	(3)	(3)

Common equity, net of undeclared cumulative preferred dividends	11,433	11,294	11,102	11,099	10,934	10,652

Goodwill	(3,513)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(22)	(28)	(35)	(42)	(49)	(59)
Deferred taxes	7	9	11	13	15	19

Total tangible common equity	$7,905	7,750	7,553	7,545	7,375	7,087

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES	Table 3

	2015 Second Quarter			2015 First Quarter			2014 Fourth Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$19,973	$158,109	3.18%	19,457	153,866	3.21%	19,117	156,627	3.25%
Real estate - commercial	28,208	298,565	4.19	27,596	288,121	4.18	27,064	293,283	4.24
Real estate - consumer	8,447	88,473	4.19	8,572	88,850	4.15	8,654	90,637	4.19
Consumer	11,042	122,812	4.46	10,962	121,366	4.49	10,932	123,681	4.49

Total loans and leases, net	67,670	667,959	3.96	66,587	652,203	3.97	65,767	664,228	4.01

Interest-bearing deposits at banks	5,326	3,351	.25	5,073	3,118	.25	9,054	5,744	.25
Federal funds sold and agreements to resell securities	39	9	.10	97	24	.10	86	18	.08
Trading account	103	239	.92	79	565	2.87	80	353	1.76
Investment securities**
U.S. Treasury and federal agencies	13,265	83,356	2.52	12,437	78,313	2.55	12,032	82,843	2.73
Obligations of states and political subdivisions	149	1,607	4.32	159	1,967	5.04	160	1,963	4.86
Other	781	9,853	5.06	780	7,735	4.02	786	7,470	3.77

Total investment securities	14,195	94,816	2.68	13,376	88,015	2.67	12,978	92,276	2.82

Total earning assets	87,333	766,374	3.52	85,212	743,925	3.54	87,965	762,619	3.44

Allowance for credit losses	(929)			(925)			(924)
Cash and due from banks	1,180			1,221			1,290
Other assets	10,014			10,384			10,313

Total assets	$97,598			95,892			98,644

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$1,333	349	.11	1,121	311	.11	1,083	383	.14
Savings deposits	41,712	10,361	.10	41,525	10,219	.10	42,949	11,151	.10
Time deposits	2,948	3,690	.50	3,017	3,740	.50	3,128	3,915	.50
Deposits at Cayman Islands office	212	150	.28	224	147	.27	265	149	.22

Total interest-bearing deposits	46,205	14,550	.13	45,887	14,417	.13	47,425	15,598	.13

Short-term borrowings	195	36	.07	196	34	.07	195	25	.05
Long-term borrowings	10,164	62,640	2.47	9,835	64,048	2.64	8,954	59,149	2.62

Total interest-bearing liabilities	56,564	77,226	.55	55,918	78,499	.57	56,574	74,772	.52

Noninterest-bearing deposits	26,753			25,811			28,090
Other liabilities	1,645			1,704			1,538

Total liabilities	84,962			83,433			86,202

Shareholders’ equity	12,636			12,459			12,442

Total liabilities and shareholders’ equity	$97,598			95,892			98,644

Net interest spread			2.97			2.97			2.92
Contribution of interest-free funds			.20			.20			.18

Net interest income/margin on earning assets		$689,148	3.17%		665,426	3.17%		687,847	3.10%

* Includes nonaccrual loans. ** Includes available-for-sale securities at amortized cost.	(continued	)

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)            Table 3 (continued)

	2014 Third Quarter			2014 Second Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$18,889	$156,440	3.29%	18,978	157,891	3.34%
Real estate - commercial	26,487	283,476	4.19	26,140	278,596	4.22
Real estate - consumer	8,634	90,023	4.17	8,746	95,439	4.36
Consumer	10,753	122,408	4.52	10,479	118,157	4.52

Total loans and leases, net	64,763	652,347	4.00	64,343	650,083	4.05

Interest-bearing deposits at banks	5,083	3,198	.25	4,080	2,535	.25
Federal funds sold and agreements to resell securities	80	14	.07	90	16	.07
Trading account	70	287	1.65	84	264	1.25
Investment securities**
U.S. Treasury and federal agencies	11,817	82,475	2.77	9,984	74,046	2.97
Obligations of states and political subdivisions	162	1,897	4.65	166	1,986	4.82
Other	801	8,646	4.28	809	11,209	5.56

Total investment securities	12,780	93,018	2.89	10,959	87,241	3.19

Total earning assets	82,776	748,864	3.59	79,556	740,139	3.73

Allowance for credit losses	(924)			(922)
Cash and due from banks	1,273			1,224
Other assets	10,120			10,015

Total assets	$93,245			89,873

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$1,037	394	.15	1,026	330	.13
Savings deposits	41,056	11,532	.11	39,478	11,181	.11
Time deposits	3,227	3,805	.47	3,350	3,855	.46
Deposits at Cayman Islands office	325	161	.20	339	181	.21

Total interest-bearing deposits	45,645	15,892	.14	44,193	15,547	.14

Short-term borrowings	181	19	.04	220	25	.05
Long-term borrowings	8,547	58,053	2.69	6,525	49,604	3.05

Total interest-bearing liabilities	54,373	73,964	.54	50,938	65,176	.51

Noninterest-bearing deposits	25,127			25,466
Other liabilities	1,498			1,430

Total liabilities	80,998			77,834

Shareholders’ equity	12,247			12,039

Total liabilities and shareholders’ equity	$93,245			89,873

Net interest spread			3.05			3.22
Contribution of interest-free funds			.18			.18

Net interest income/margin on earning assets		$674,900	3.23%		674,963	3.40%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of June 30, 2015.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

Other Matters

The Company is the subject of an investigation by government agencies relating to the origination of Federal Housing Administration (“FHA”) insured residential home loans and residential home loans sold to The Federal Home Loan Mortgage Corporation (“Freddie Mac”) and The Federal National Mortgage Association (“Fannie Mae”). A number of other U.S. financial institutions have announced similar investigations. Regarding FHA loans, the U.S. Department of Housing and Urban Development (“HUD”) Office of Inspector General and the DOJ (collectively, the “Government”) are investigating whether the Company complied with underwriting guidelines concerning certain loans where HUD paid FHA insurance claims. The Company is fully cooperating with the investigation. The Government has advised the Company that based upon its review of a sample of loans for which an FHA insurance claim was paid by HUD, some of the loans do not meet underwriting guidelines. The Company, based on its own review of the sample, does not agree with the sampling methodology and loan analysis employed by the Government. Regarding loans originated by the Company and sold to Freddie Mac and Fannie Mae, the investigation concerns whether the mortgages sold to Freddie Mac and Fannie Mae comply with applicable underwriting guidelines. The Company is also cooperating with that portion of the investigation. The investigation could lead to claims by the Government under the False Claims Act and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, which allow treble and other special damages substantially in excess of actual losses. Remedies in these proceedings or settlements may include restitution, fines, penalties, or alterations in the Company’s business practices. The Company and the Government have begun settlement discussions regarding the investigation.

Due to their complex nature, it is difficult to estimate when litigation and investigatory matters such as these may be resolved. As set forth in the introductory paragraph to this Item 1 — Legal Proceedings, losses from current litigation and regulatory matters which the Company is subject to that are not currently considered probable are within a range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, and are included in the range of reasonably possible losses set forth above.

Item 1A.	Risk Factors.

There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
April 1 – April 30, 2015	131	$119.84	—	2,181,500
May 1 – May 31, 2015	168	120.88	—	2,181,500
June 1 – June 30, 2015	10,226	125.08	—	2,181,500

Total	10,525	$124.95	—

(1)	The total number of shares purchased during the periods indicated reflects shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.
(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: August 5, 2015	By:	/s/ René F. Jones
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